Form 10-Q
period 2013-06-30
TRICO BANCSHARES /
filed 2013-08-09
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: June 30, 2013

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

☐ Large accelerated filer	☒ Accelerated filer

☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒  No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, no par value: 16,076,662 shares outstanding as of August 2, 2013

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At June 30, 2013	At December 31, 2012
Assets:
Cash and due from banks	$71,442	$81,086
Cash at Federal Reserve and other banks	520,713	667,813

Cash and cash equivalents	592,155	748,899
Investment securities:
Available for sale	127,519	163,027
Held to maturity	85,643	—
Restricted equity securities	9,163	9,647
Loans held for sale	6,582	12,053
Loans	1,652,040	1,564,823
Allowance for loan losses	(39,599)	(42,648)

Total loans, net	1,612,441	1,522,175
Foreclosed assets, net	5,054	7,498
Premises and equipment, net	31,194	26,985
Cash value of life insurance	51,388	50,582
Accrued interest receivable	7,339	6,636
Goodwill	15,519	15,519
Other intangible assets, net	987	1,092
Mortgage servicing rights	5,571	4,552
Indemnification asset	1,441	1,997
Other assets	35,935	38,607

Total assets	$2,587,931	$2,609,269

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$645,461	$684,833
Interest-bearing	1,621,241	1,604,869

Total deposits	2,266,702	2,289,702
Accrued interest payable	944	1,036
Reserve for unfunded commitments	3,210	3,615
Other liabilities	29,936	35,122
Other borrowings	6,575	9,197
Junior subordinated debt	41,238	41,238

Total liabilities	2,348,605	2,379,910

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
16,065,469 at June 30, 2013	88,488
16,000,838 at December 31, 2012		85,561
Retained earnings	150,789	141,639
Accumulated other comprehensive income, net of tax	49	2,159

Total shareholders’ equity	239,326	229,359

Total liabilities and shareholders’ equity	$2,587,931	$2,609,269

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Interest and dividend income:
Loans, including fees	$23,883	$25,792	$47,955	$50,721
Investment securities:
Taxable	1,149	1,601	2,280	3,347
Tax exempt	150	107	251	215
Dividends	80	14	136	27
Interest bearing cash at Federal Reserve and other banks	494	430	940	798

Total interest and dividend income	25,756	27,944	51,562	55,108

Interest expense:
Deposits	855	1,077	1,780	2,261
Other borrowings	1	601	2	1,207
Junior subordinated debt	311	332	622	670

Total interest expense	1,167	2,010	2,404	4,138

Net interest income	24,589	25,934	49,158	50,970

Provision for (benefit from) loan losses	614	3,371	(494)	7,367

Net interest income after provision for (benefit from) loan losses	23,975	22,563	49,652	43,603

Noninterest income:
Service charges and fees	6,693	6,155	12,622	12,107
Gain on sale of loans	1,590	1,237	3,884	2,887
Commissions on sale of non-deposit investment products	841	842	1,602	1,661
Increase in cash value of life insurance	380	450	806	900
Other	627	1,893	1,435	1,287

Total noninterest income	10,131	10,577	20,349	18,842

Noninterest expense:
Salaries and related benefits	12,890	12,490	25,851	25,252
Other	10,619	11,877	19,259	22,030

Total noninterest expense	23,509	24,367	45,110	47,282

Income before income taxes	10,597	8,773	24,891	15,163

Provision for income taxes	4,272	3,452	10,089	5,911

Net income	$6,325	$5,321	$14,802	$9,252

Earnings per share:
Basic	$0.39	$0.33	$0.92	$0.58
Diluted	$0.39	$0.33	$0.92	$0.58

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income	$6,325	$5,321	$14,802	$9,252
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(1,489)	(121)	(2,110)	(274)

Other comprehensive income (loss)	(1,489)	(121)	(2,110)	(274)

Comprehensive income	$4,836	$5,200	$12,692	$8,978

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2011	15,978,958	$84,079	$128,551	$3,811	$216,441
Net income			9,252		9,252
Other comprehensive loss				(274)	(274)
Stock option vesting		511			511
Stock options exercised	17,000	204			204
Tax benefit of stock options exercised		21			21
Repurchase of common stock	(3,065)	(16)	(32)		(48)
Dividends paid ($0.18 per share)			(2,878)		(2,878)

Balance at June 30, 2012	15,992,893	$84,799	$134,893	$3,537	$223,229

Balance at December 31, 2012	16,000,838	$85,561	$141,639	$2,159	$229,359
Net income			14,802		14,802
Other comprehensive loss				(2,110)	(2,110)
Stock option vesting		540			540
Stock options exercised	230,765	2,937			2,937
Tax benefit of stock options exercised		342			342
Repurchase of common stock	(166,134)	(892)	(2,445)		(3,337)
Dividends paid ($0.20 per share)			(3,207)		(3,207)

Balance at June 30, 2013	16,065,469	$88,488	$150,789	$49	$239,326

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the six months ended June 30,
	2013	2012
Operating activities:
Net income	$14,802	$9,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	1,962	2,127
Amortization of intangible assets	105	105
(Benefit from) provision for loan losses	(494)	7,367
Amortization of investment securities premium, net	411	620
Originations of loans for resale	(94,623)	(104,059)
Proceeds from sale of loans originated for resale	103,089	110,857
Gain on sale of loans	(3,884)	(2,887)
Change in market value of mortgage servicing rights	(130)	833
Provision for losses on foreclosed assets	573	1,087
(Gain) loss on sale of foreclosed assets	(1,166)	54
Loss on disposal of fixed assets	14	388
Increase in cash value of life insurance	(806)	(900)
Stock option vesting expense	540	511
Stock option excess tax benefits	(342)	(21)
Change in reserve for unfunded commitments	(405)	(150)
Change in:
Interest receivable	(703)	(233)
Interest payable	(92)	(259)
Other assets and liabilities, net	(1,277)	6,606

Net cash from operating activities	17,574	31,298

Investing activities:
Proceeds from maturities of investment securities available for sale	31,471	39,097
Purchases of investment securities available for sale	—	(13,815)
Proceeds from maturities of investment securities held to maturity	218	—
Purchases of investment securities held to maturity	(85,877)	—
Redemption of restricted equity securities, net	484	620
Loan principal (increases) decreases, net	(96,937)	(14,001)
Proceeds from sale of foreclosed assets	10,202	7,955
Improvements of foreclosed assets	—	(389)
Proceeds from sale of premises and equipment	2	—
Purchases of premises and equipment	(5,700)	(4,720)
Life insurance proceeds	706	—

Net cash (used in) from investing activities	(145,431)	14,747

Financing activities:
Net decrease in deposits	(23,000)	(24,759)
Net change in short-term other borrowings	(2,622)	(11,710)
Stock option excess tax benefits	342	21
Repurchase of common stock	(501)	(48)
Dividends paid	(3,207)	(2,878)
Exercise of stock options	101	156

Net cash used in financing activities	(28,887)	(39,218)

Net change in cash and cash equivalents	(156,744)	6,827

Cash and cash equivalents at beginning of period	748,899	637,275

Cash and cash equivalents at end of period	$592,155	$644,102

Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$7,164	$5,119
Unrealized net gain on securities available for sale	$(3,642)	$(472)
Market value of shares tendered by employees in-lieu of cash to pay for exercise options and/or related taxes	$2,836	$48
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$2,496	$4,397
Cash paid for income taxes	$12,900	$3,675

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Tri Counties Bank. All significant intercompany balances and transactions have been eliminated. TriCo Capital Trust I and TriCo Capital Trust II, which were formed solely for the purpose of issuing trust preferred securities, are unconsolidated subsidiaries as the Company is not the primary beneficiary of the trusts and they are not considered variable interest entities. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain amounts in the consolidated financial statements for the year ended December 31, 2012 and for the three and six months ended June 30, 2012 may have been reclassified to conform to the presentation of the condensed consolidated financial statements in 2013.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. During the six months ended June 30, 2013, and the year ended December 31, 2012, the Company did not have any securities classified as trading. During the three months ended March 31, 2013, and the year ended December 31, 2012, the Company did not have any securities classified as held to maturity.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the six months ended June 30, 2013, and the year ended December 31, 2012.

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

During the three months ended June 30, 2013, the Company modified its loss migration analysis methodology used to determine the formula allowance factors. When the Company originally established its loss migration analysis methodology during the quarter ended March 31, 2012, it reviewed the loss experience of each quarter over the previous three years in order to calculate an annualized loss rate by loan category and risk rating. The use of three years of loss experience data was originally used because that was the extent of the detailed loss data, by loan category and risk rating that was available at the time. This three year historical look-back period was used until the quarter ended June 30, 2013. Starting with the quarter ended June 30, 2013, the Company will review all available detailed loss experience data, and not limit it to the most recent three years of historical loss data. This change is intended to more accurately reflect the risk inherent in the loan portfolio by considering historical loss data for all years as the data for new periods becomes available. This change in methodology resulted in the allowance for loan losses as of June 30, 2013 being $1,314,000 more than it would have been without this change in methodology.

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

As of December 31 of each year, goodwill is tested for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level. The Company may choose to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then goodwill is deemed not to be impaired. However, if the Company concludes otherwise, or if the Company elected not to first assess qualitative factors, then the Company performs the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Currently, and historically, the Company is comprised of only one reporting unit that operates within the business segment it has identified as “community banking”. Goodwill was not impaired as of December 31, 2012 because the fair value of the reporting unit exceeded its carrying value.

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

During the three months ended June 30, 2013, the Company modified the methodology employed to estimate potential losses on unfunded commitments. Similar to the Allowance for Loan and Lease Losses, the Company performs a migration analysis of historical loss experience. Prior to this quarter, the loss experience of each quarter over the previous three years was reviewed in order to calculate an annualized loss rate by loan category. Going forward, the Company has chosen to review all loss experience available since the conversion to a loss migration analysis. This change is intended to more accurately reflect the risk inherent in the unfunded commitments and appropriately consider all losses incurred in prior years. This change in methodology resulted in the reserve for unfunded commitments as of June 30, 2013 being $335,000 more than it would have been without this change in methodology.

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

Recent Accounting Pronouncements

FASB issued Accounting Standards Update (“ASU”) No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The Company adopted this Standard on January 1, 2013, and the adoption did not have a significant impact on the Company’s consolidated financial statements.

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

Note 3 – Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$112,541	$4,801	$(221)	$117,121
Obligations of states and political subdivisions	8,316	175	—	8,491
Corporate debt securities	1,870	37	—	1,907

Total securities available for sale	$122,727	$5,013	$(221)	$127,519

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$72,983	$138	$(2,532)	$70,589
Obligations of states and political subdivisions	12,660	—	(1,331)	11,329

Total securities available for sale	$85,643	$138	$(3,863)	$81,918

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$143,633	$8,068	—	$151,701
Obligations of states and political subdivisions	9,098	323	—	9,421
Corporate debt securities	1,862	43	—	1,905

Total securities available for sale	$154,593	$8,434	—	$163,027

The Company had no investment securities held to maturity at December 31, 2012.

No investment securities were sold during the six months ended June 30, 2013 or the year ended December 31, 2012. Investment securities with an aggregate carrying value of $61,747,000 and $66,911,000 at June 30, 2013 and December 31, 2012, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

Note 3 – Investment Securities (continued)

The amortized cost and estimated fair value of debt securities at June 30, 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2013, obligations of U.S. government corporations and agencies with a cost basis totaling $185,524,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At June 30, 2013, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 4.5 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Investment Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$2,876	$2,945	—	—
Due after one year through five years	5,036	5,255	—	—
Due after five years through ten years	38,508	39,389	—	—
Due after ten years	76,307	79,930	$85,643	$81,918

Totals	$122,727	$127,519	$85,643	$81,918

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
June 30, 2013:
Investment Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$11,433	$(221)	—	—	$11,433	$(221)
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—

Total Investment Securities Available for Sale	$11,433	$(221)	—	—	$11,433	$(221)

Investment Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$60,485	$(2,532)	—	—	$60,485	$(2,532)
Obligations of states and political subdivisions	11,329	(1,331)	—	—	11,329	(1,331)

Total Investment Securities Held to Maturity	$71,814	$(3,863)	—	—	$71,814	$(3,863)

At December 31, 2012, the Company had no investment securities with gross unrealized losses.

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell these securities, these investments are not considered other-than-temporarily impaired. At June 30, 2013, eight debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 3.69% from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell these securities, these investments are not considered other-than-temporarily impaired. At June 30, 2013, 14 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 10.51% from the Company’s amortized cost basis.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	June 30, 2013
	Originated	PNCI	PCI – Cash basis	PCI – Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$127,928	$64,449	—	$4,533	$196,910
Commercial	800,333	66,673	—	33,530	900,536

Total mortgage loan on real estate	928,261	131,122	—	38,063	1,097,446
Consumer:
Home equity lines of credit	316,144	15,413	7,104	4,152	342,813
Home equity loans	12,492	358	48	554	13,452
Auto Indirect	1,965	—	—	—	1,965
Other	26,755	2,149	—	83	28,987

Total consumer loans	357,356	17,920	7,152	4,789	387,217
Commercial	119,987	1,141	31	7,251	128,410
Construction:
Residential	21,440	—	—	2,623	24,063
Commercial	13,844	—	—	1,060	14,904

Total construction	35,284	—	—	3,683	38,967

Total loans, net of deferred loan fees	$1,440,888	$150,183	$7,183	$53,786	$1,652,040

Total principal balance of loans owed, net of charge-offs	$1,443,101	$159,914	$18,195	$66,653	$1,687,863
Unamortized net deferred loan fees	(2,213)				(2,213)
(Discounts) premiums, net, to principal balance of loans owed, net of charge-offs	—	(9,731)	(11,012)	(12,867)	(33,610)

Total loans, net of unamortized deferred loan fees	$1,440,888	$150,183	$7,183	$53,786	$1,652,040

Noncovered loans	$1,440,888	$150,183	$7,183	$19,675	$1,617,929
Covered loans	—	—	—	34,111	34,111

Total loans, net of unamortized deferred loan fees	$1,440,888	$150,183	$7,183	$53,786	$1,652,040

Allowance for loan losses	$(32,619)	$(2,768)	$(941)	$(3,271)	$(39,599)

Note 4 – Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2012
	Originated	PNCI	PCI – Cash basis	PCI – Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$121,255	$5,413	—	$5,016	$131,684
Commercial	775,124	72,090	$1,289	29,943	878,446

Total mortgage loan on real estate	896,379	77,503	1,289	34,959	1,010,130
Consumer:
Home equity lines of credit	311,671	16,788	7,612	5,954	342,025
Home equity loans	13,011	342	49	155	13,557
Auto Indirect	3,816	—	—	—	3,816
Other	24,263	2,418	—	32	26,713

Total consumer loans	352,761	19,548	7,661	6,141	386,111
Commercial	125,122	869	22	9,515	135,528
Construction:
Residential	11,877	—	—	6,582	18,459
Commercial	11,196	—	—	3,399	14,595

Total construction	23,073	—	—	9,981	33,054

Total loans, net of deferred loan fees	$1,397,335	$97,920	$8,972	$60,596	$1,564,823

Total principal balance of loans owed, net of charge-offs	$1,400,147	$111,286	$20,621	$75,277	$1,607,331
Unamortized net deferred loan fees	(2,812)	—	—	—	(2,812)
(Discounts) premiums, net, to principal balance of loans owed, net of charge-offs	—	(13,366)	(11,649)	(14,681)	(39,696)

Total loans, net of unamortized deferred loan fees	$1,397,335	$97,920	$8,972	$60,596	$1,564,823

Noncovered loans	$1,397,335	$97,920	$8,972	$18,708	$1,522,935
Covered loans	—	—	—	41,888	41,888

Total loans, net of unamortized deferred loan fees	$1,397,335	$97,920	$8,972	$60,596	$1,564,823

Allowance for loan losses	$(35,769)	$(1,969)	$(1,054)	$(3,856)	$(42,648)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Change in accretable yield:
Balance at beginning of period	$20,691	$24,615	$22,337	$25,145
Accretion to interest income	(1,568)	(1,926)	(3,191)	(3,884)
Reclassification from nonaccretable difference	604	1,043	581	2,471

Balance at end of period	$19,727	$23,732	$19,727	$23,732

Throughout these consolidated financial statements, and in particular in this Note 4 and Note 5, when we refer to “Loans” or “Allowance for loan losses” we mean all categories of loans, including Originated, PNCI, PCI – cash basis, and PCI – other. When we are not referring to all categories of loans, we will indicate which we are referring to – Originated, PNCI, PCI – cash basis, or PCI -– other.

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three months ended June 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,343	$9,410	$19,323	$1,137	$148	$563	$4,235	$1,336	$372	$39,867
Charge-offs	(35)	(886)	(746)	—	(33)	(212)	(35)	—	—	(1,947)
Recoveries	191	317	215	17	61	178	66	—	20	1,065
(Benefit) provision	(268)	(77)	(82)	(45)	(62)	38	663	(48)	495	614

Ending balance	$3,231	$8,764	$18,710	$1,109	$114	$567	$4,929	$1,288	$887	$39,599

	Allowance for Loan Losses – As of and six months ended June 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,523	$8,782	$21,367	$1,155	$243	$696	$4,703	$1,400	$779	$42,648
Charge-offs	(42)	(1,689)	(1,512)	(26)	(58)	(485)	(825)	(20)	(61)	(4,718)
Recoveries	191	670	505	26	146	402	136	61	26	2,163
(Benefit) provision	(441)	1,001	(1,650)	(46)	(217)	(46)	915	(153)	143	(494)

Ending balance	$3,231	$8,764	$18,710	$1,109	$114	$567	$4,929	$1,288	$887	$39,599

Ending balance:
Individ. evaluated for impairment	$519	$1,521	$1,768	$50	$3	$7	$880	$98	$45	$4,891

Loans pooled for evaluation	$2,412	$6,965	$15,809	$992	$111	$551	$2,592	$521	$543	$30,496

Loans acquired with deteriorated credit quality	$300	$278	$1,133	$67	—	$9	$1,457	$669	$299	$4,212

	Loans, net of unearned fees – As of June 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$196,910	$900,536	$342,813	$13,452	$1,965	$28,987	$128,410	$24,063	$14,904	$1,652,040

Individ. evaluated for impairment	$6,124	$68,027	$8,574	$510	$116	$86	$3,533	$3,223	$310	$90,503

Loans pooled for evaluation	$186,253	$798,979	$322,983	$12,340	$1,849	$28,818	$117,595	$18,217	$13,534	$1,500,568

Loans acquired with deteriorated credit quality	$4,533	$33,530	$11,256	$602	—	$83	$7,282	$2,623	$1,060	$60,969

	Allowance for Loan Losses – As of and year ended December 31, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,404	$13,217	$18,258	$1,101	$215	$932	$6,545	$1,817	$1,425	$45,914
Charge-offs	(1,558)	(3,457)	(8,042)	(385)	(83)	(1,202)	(1,251)	(406)	(100)	(16,484)
Recoveries	147	1,020	398	100	215	860	643	412	—	3,795
Provision (benefit)	2,530	(1,998)	10,753	339	(104)	106	(1,234)	(423)	(546)	9,423

Ending balance	$3,523	$8,782	$21,367	$1,155	$243	$696	$4,703	$1,400	$779	$42,648

Ending balance:
Individ. evaluated for impairment	$631	$515	$2,264	$81	$5	$47	$840	$11	$111	$4,505

Loans pooled for evaluation	$2,526	$8,026	$17,862	$995	$238	$649	$2,342	$430	$165	$33,233

Loans acquired with deteriorated credit quality	$366	$241	$1,241	$79	—	—	$1,521	$959	$503	$4,910

Note 5 – Allowance for Loan Losses (continued)

	Loans, net of unearned fees – As of December 31, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$131,684	$878,446	$342,025	$13,557	$3,816	$26,713	$135,528	$18,459	$14,595	$1,564,823

Individ. evaluated for impairment	$6,586	$71,077	$10,056	$528	$197	$121	$8,562	$3,596	$607	$101,330

Loans pooled for evaluation	$120,082	$776,137	$318,403	$12,825	$3,619	$26,560	$117,429	$8,281	$10,589	$1,393,925

Loans acquired with deteriorated credit quality	$5,016	$31,232	$13,566	$204	—	$32	$9,537	$6,582	$3,399	$69,568

	Allowance for Loan Losses – Three months ended June 30, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,157	$9,981	$22,032	$1,267	$575	$600	$4,550	$1,672	$1,618	$45,452
Charge-offs	(325)	(363)	(2,478)	(117)	(31)	(309)	(296)	(201)	(68)	(4,188)
Recoveries	27	782	84	6	42	187	86	—	—	1,214
Provision (benefit)	599	(834)	1,964	3	(153)	143	1,354	208	87	3,371

Ending balance	$3,458	$9,566	$21,602	$1,159	$433	$621	$5,694	$1,679	$1,637	$45,849

	Allowance for Loan Losses – As of and six months ended June 30, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,404	$13,217	$18,258	$1,101	$215	$932	$6,545	$1,817	$1,425	$45,914
Charge-offs	(548)	(1,668)	(5,103)	(158)	(71)	(648)	(577)	(269)	(68)	(9,110)
Recoveries	27	818	147	9	99	442	136	—	—	1,678
Provision	1,575	(2,801)	8,300	207	190	(105)	(410)	131	280	7,367

Ending balance	$3,458	$9,566	$21,602	$1,159	$433	$621	$5,694	$1,679	$1,637	$45,849

Ending balance:
Individ. evaluated for impairment	$551	$781	$1,880	$42	$16	$32	$1,502	$201	$1,035	$6,040

Loans pooled for evaluation	$2,536	$8,531	$18,443	$1,038	$417	$589	$2,533	$540	$95	$34,722

Loans acquired with deteriorated credit quality	$371	$254	$1,279	$79	—	—	$1,659	$938	$507	$5,087

	Loans, net of unearned fees – As of June 30, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$134,015	$850,132	$346,917	$14,274	$6,496	$25,561	$139,733	$19,259	$16,095	$1,552,482

Individ. evaluated for impairment	$9,765	$69,488	$9,401	$546	$319	$178	$10,152	$4,407	$7,009	$111,265

Loans pooled for evaluation	$118,184	$748,232	$323,566	$13,523	$6,177	$25,344	$118,194	$6,386	$5,378	$1,364,984

Loans acquired with deteriorated credit quality	$6,066	$32,412	$13,950	$205	—	$39	$11,387	$8,466	$3,708	$76,233

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

•

Doubtful -– This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

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

The following tables present ending loan balances by loan category and risk grade as of the dates indicated:

	Credit Quality Indicators – As of June 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$118,356	$727,490	$301,327	$11,571	$1,501	$25,948	$114,135	$17,401	$12,756	$1,330,485
Special mention	1,677	22,155	5,010	174	272	711	1,982	99	741	32,821
Substandard	7,895	50,688	9,804	747	192	96	3,870	3,940	347	77,579
Loss	—	—	3	—	—	—	—	—	—	3

Total Originated loans	$127,928	$800,333	$316,144	$12,492	$1,965	$26,755	$119,987	$21,440	$13,844	$1,440,888

PNCI loans:
Pass	$63,754	$60,372	$14,512	$358	—	$2,083	$532	—	—	$141,611
Special mention	—	2,942	174	—	—	27	609	—	—	3,752
Substandard	695	3,359	727	—	—	39	—	—	—	4,820

Total PNCI loans	$64,449	$66,673	$15,413	$358	—	$2,149	$1,141	—	—	$150,183

PCI loans	$4,533	$33,530	$11,256	$602	—	$83	$7,282	$2,623	$1,060	$60,969

Total loans	$196,910	$900,536	$342,813	$13,452	$1,965	$28,987	$128,410	$24,063	$14,904	$1,652,040

	Credit Quality Indicators – As of December 31, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$108,946	$686,593	$291,701	$11,892	$2,949	$23,154	$113,595	$7,744	$10,221	$1,256,795
Special mention	3,122	21,184	6,955	555	531	958	3,224	285	356	37,170
Substandard	9,187	67,347	13,015	564	336	151	8,303	3,848	619	103,370

Total Originated loans	$121,255	$775,124	$311,671	$13,011	$3,816	$24,263	$125,122	$11,877	$11,196	$1,397,335

PNCI loans:
Pass	$4,968	$64,917	$15,915	$342	—	$2,240	$848	—	—	$89,230
Special mention	—	5,249	193	—	—	104	21	—	—	5,567
Substandard	436	1,924	680	—	—	74	—	—	—	3,114
Loss	9	—	—	—	—	—	—	—	—	9

Total PNCI loans	$5,413	$72,090	$16,788	$342	—	$2,418	$869	—	—	$97,920

PCI loans	$5,016	$31,232	$13,566	$204	—	$32	$9,537	$6,582	$3,399	$69,568

Total loans	$131,684	$878,446	$342,025	$13,557	$3,816	$26,713	$135,528	$18,459	$14,595	$1,564,823

Note 5 – Allowance for Loan Losses (continued)

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

Problem consumer loans are generally identified by payment history of the borrower (delinquency) or significant changes in the borrower’s credit rating. Current credit scores are obtained for all consumer loans on a quarterly basis, and risk ratings are adjusted appropriately. The Bank manages its consumer loan portfolios by monitoring delinquency and contacting borrowers to encourage repayment, suggesting modifications if appropriate, and, when continued scheduled payments become unrealistic, initiating repossession or foreclosure through appropriate channels. Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, public value information (blue book values for autos), sales invoices, or other appropriate means. Appropriate valuations are obtained at initiation of the credit and periodically (every 3-12 months depending on collateral type) once repayment is questionable and the loan has been classified.

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

Note 5 – Allowance for Loan Losses (continued)

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of June 30, 2013
(In thousands)	RE Mortgage		Home Equity		Auto	Other		Construction
	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$82	$2,317	$3,512	$122	$38	$93	$672	—	—	$6,836
60-89 Days	1,128	353	712	16	5	14	124	—	—	2,352
> 90 Days	895	8,006	1,355	268	65	1	325	$26	120	11,061

Total past due	2,105	10,676	5,579	406	108	108	1,121	26	120	20,249
Current	125,823	789,657	310,565	12,086	1,857	26,647	118,866	21,414	13,724	1,420,639

Total Originated loans	$127,928	$800,333	$316,144	$12,492	$1,965	$26,755	$119,987	$21,440	$13,844	$1,440,888

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$4,090	$36,701	$6,617	$450	$108	$18	$1,428	$2,939	$310	$52,661

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of June 30, 2013
(In thousands)	RE Mortgage		Home Equity		Auto	Other		Construction
	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	—	$532	—	—	—	—	—	—	—	$532
60-89 Days	—	—	$39	—	—	—	—	—	—	39
> 90 Days	—	1,788	—	—	—	—	—	—	—	1,788

Total past due	—	2,320	39	—	—	—	—	—	—	2,359
Current	64,449	64,353	15,374	$358	—	$2,149	$1,141	—	—	147,824

Total PNCI loans	$64,449	$66,673	$15,413	$358	—	$2,149	$1,141	—	—	$150,183

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$270	$811	$502	—	—	$39	—	—	—	$1,622

Note 5 – Allowance for Loan Losses (continued)

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2012
(In thousands)	RE Mortgage		Home Equity		Auto	Other		Construction
	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$1,702	$2,695	$3,371	$67	$77	$67	$1,848	$309	—	$10,136
60-89 Days	278	1,578	819	33	40	40	138	—	—	2,926
> 90 Days	674	13,829	3,395	217	79	14	4,782	42	$94	23,126

Total past due	2,654	18,102	7,585	317	196	121	6,768	351	94	36,188
Current	118,601	757,022	304,086	12,694	3,620	24,142	118,354	11,526	11,102	1,361,147

Total Originated loans	$121,255	$775,124	$311,671	$13,011	$3,816	$24,263	$125,122	$11,877	$11,196	$1,397,335

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$4,781	$37,220	$8,486	$465	$174	$49	$6,750	$3,312	$532	$61,769

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2012
(In thousands)	RE Mortgage		Home Equity		Auto	Other		Construction
	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$1,024	$500	$124	—	—	$31	—	—	—	$1,679
60-89 Days	—	—	63	—	—	—	—	—	—	63
> 90 Days	43	148	157	—	—	—	—	—	—	348

Total past due	1,067	648	344	—	—	31	—	—	—	2,090
Current	4,346	71,442	16,444	$342	—	2,387	$869	—	—	95,830

Total PNCI loans	$5,413	$72,090	$16,788	$342	—	$2,418	$869	—	—	$97,920

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$113	$1,218	$403	—	—	$42	—	—	—	$1,776

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

	Impaired Originated Loans – As of June 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,913	$60,844	$4,854	$398	$104	$15	$1,567	$510	—	$72,205

Unpaid principal	$6,004	$66,568	$8,786	$1,049	$218	$27	$2,363	$1,258	—	$86,273

Average recorded investment	$3,817	$61,360	$4,744	$406	$139	$19	$3,348	$1,587	$160	$75,580

Interest income recognized	$10	$865	$14	—	$1	—	$35	—	—	$925

With an allowance recorded:
Recorded investment	$1,855	$6,207	$3,001	$112	$13	$4	$1,966	$2,713	$310	$16,181

Unpaid principal	$1,884	$6,563	$3,366	$163	$17	$4	$2,071	$6,704	$547	$21,319

Related allowance	$366	$1,368	$1,562	$50	$3	$4	$880	$98	$45	$4,376

Average recorded investment	$2,249	$5,094	$3,886	$132	$24	$13	$2,639	$1,823	$261	$16,121

Interest income recognized	$42	$74	$24	$2	—	—	$37	$10	$1	$190

Note 5 – Allowance for Loan Losses (continued)

The following tables show the recorded investment (financial statement balance), unpaid principal balance, average recorded investment, and interest income recognized for impaired Originated and PNCI loans, segregated by those with no related allowance recorded and those with an allowance recorded for the periods indicated.

	Impaired PNCI Loans – As of June 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	—	$811	$512	—	—	$39	—	—	—	$1,362

Unpaid principal	—	$2,881	$558	—	—	$46	—	—	—	$3,485

Average recorded investment	—	$1,183	$393	—	—	$27	—	—	—	$1,603

Interest income recognized	—	—	$5	—	—	—	—	—	—	$5

With an allowance recorded:
Recorded investment	$356	$165	$205	—	—	$29	—	—	—	$755

Unpaid principal	$368	$165	$214	—	—	$29	—	—	—	$776

Related allowance	$153	$153	$206	—	—	$3	—	—	—	$515

Average recorded investment	$251	$335	$93	—	—	$43	—	—	—	$722

Interest income recognized	$6	$4	$5	—	—	$1	—	—	—	$16

	Impaired Originated Loans – As of December 31, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,520	$66,031	$4,241	$361	$163	$19	$4,238	$3,554	$284	$82,411

Unpaid principal	$5,349	$70,709	$6,691	$781	$311	$40	$4,613	$8,227	$484	$97,205

Average recorded investment	$6,329	$61,299	$4,311	$329	$263	$42	$7,500	$3,505	$517	$84,095

Interest income recognized	$71	$2,513	$58	$1	$3	—	$73	$20	$10	$2,749

With an allowance recorded:
Recorded investment	$2,867	$3,258	$5,412	$167	$34	$30	$4,324	$42	$323	$16,457

Unpaid principal	$3,432	$3,556	$7,103	$396	$51	$32	$4,992	$42	$523	$20,127

Related allowance	$603	$352	$2,237	$81	$5	$12	$840	$11	$111	$4,252

Average recorded investment	$3,890	$7,841	$6,331	$317	$102	$49	$2,800	$1,543	$6,570	$29,443

Interest income recognized	$67	$129	$103	$16	$1	$1	$100	$6	$5	$428

Note 5 – Allowance for Loan Losses (continued)

The following tables show the recorded investment (financial statement balance), unpaid principal balance, average recorded investment, and interest income recognized for impaired PNCI and Originated loans, segregated by those with no related allowance recorded and those with an allowance recorded for the periods indicated.

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

At June 30, 2013, $54,748,000 of Originated loans were TDR and classified as impaired. The Company had obligations to lend $104,000 of additional funds on these TDR as of June 30, 2013. At June 30, 2013, $1,126,000 of PNCI loans and $87,000 of PCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of June 30, 2013.

At December 31, 2012, $57,223,000 of Originated loans were TDR and classified as impaired. The Company had obligations to lend $137,000 of additional funds on these TDR as of December 31, 2012. At December 31, 2012, $950,000 of PNCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of December 31, 2012.

The following table shows certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the period indicated:

	TDR Information for the Three Months Ended June 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	2	6	4	—	—	—	2	—	—	14
Pre-modification out-standing principal balance	$432	$4,555	$324	—	—	—	$108	—	—	$5,419
Post-modification out-standing principal balance	$436	$4,555	$328	—	—	—	$108	—	—	$5,427
Financial impact due to troubled debt restructure taken as additional provision	$151	$22	$193	—	—	—	$58	—	—	$424

Number that defaulted during the period	2	4	—	—	—	—	3	1	—	10
Recorded investment of
TDRs that defaulted during the period	$181	$931	—	—	—	—	$1,297	$73	—	$2,482
Financial impact due to the default of previous troubled debt restructure taken as charge-offs or additional provisions	$(3)	—	—	—	—	—	—	$5	—	$2

Note 5 – Allowance for Loan Losses (Continued)

The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the Six Months Ended June 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	2	6	7	—	—	—	2	—	—	17
Pre-modification out-standing principal balance	$432	$4,555	$582	—	—	—	$108	—	—	$5,677
Post-modification out-standing principal balance	$436	$4,555	$588	—	—	—	$108	—	—	$5,687
Financial impact due to troubled debt restructure taken as additional provision	$151	$22	$193	—	—	—	$58	—	—	$424

Number that defaulted during the period	2	4	—	—	—	—	3	1	—	10
Recorded investment of
TDRs that defaulted during the period	$181	$931	—	—	—	—	$1,297	$73	—	$2,482
Financial impact due to the default of previous troubled debt restructure taken as charge-offs or additional provisions	$(3)	—	—	—	—	—	—	$5	—	$2

	TDR Information for the Three Months Ended June 30, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	1	3	6	—	—	—	—	—	—	10
Pre-modification out-standing principal balance	$71	$1,050	$817	—	—	—	—	—	—	$1,938
Post-modification out-standing principal balance	$72	$1,050	$857	—	—	—	—	—	—	$1,979
Financial impact due to troubled debt restructure taken as additional provision	$(11)	$57	$44	—	—	—	—	—	—	$90

Number that defaulted during the period	—	3	1	1	—	—	2	1	—	8
Recorded investment of
TDRs that defaulted during the period	—	$1,046	$274	$46	—	—	$1,124	$97	—	$2,587
Financial impact due to the default of previous troubled debt restructure taken as charge-offs or additional provisions	—	—	$(13)	$(1)	—	—	$50	—	—	$36

Note 5 – Allowance for Loan Losses (Continued)

The following table shows certain information regarding TDRs that occurred during the period indicated:

	TDR Information for the Six Months Ended June 30, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	3	10	8	—	—	1	1	2	—	25
Pre-modification out-standing principal balance	$721	$2,610	$1,253	—	—	$38	$249	$230	—	$5,101
Post-modification out-standing principal balance	$742	$2,572	$1,321	—	—	$38	$249	$232	—	$5,154
Financial impact due to troubled debt restructure taken as additional provision	$(11)	$57	$60	—	—	—	—	—	—	$106

Number that defaulted during the period	1	7	1	1	—	—	2	1	1	14
Recorded investment of
TDRs that defaulted during the period	$112	$3,678	$274	$46	—	—	$1,124	$97	$39	$5,370
Financial impact due to the default of previous troubled debt restructure taken as charge-offs or additional provisions	—	—	$(13)	$(1)	—	—	$50	—	—	$36

Modifications classified as Troubled Debt Restructurings can include one or a combination of the following:

•	Rate modifications

•	Term extensions

•	Interest only modifications, either temporary or long-term

•	Payment modifications

•	Collateral substitutions/additions

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$5,957	$1,541	$7,498	$13,268	$3,064	$16,332
Additions/transfers from loans	6,813	351	7,164	4,875	633	5,508
Dispositions/sales	(8,266)	(769)	(9,035)	(7,371)	(639)	(8,010)
Valuation adjustments	(492)	(81)	(573)	(626)	(461)	(1,087)

Ending balance, net	$4,012	$1,042	$5,054	$10,146	$2,597	$12,743

Ending valuation allowance	$(1,250)	$(340)	$(1,590)	$(1,359)	$(954)	$(2,313)

Ending number of foreclosed assets	29	3	32	53	9	62

Proceeds from sale of foreclosed assets	$9,333	$869	$10,202	$7,272	$683	$7,955

Gain (loss) on sale of foreclosed assets	$1,066	$100	$1,166	$(99)	$44	$(55)

Note 7 – Premises and Equipment

Premises and equipment were comprised of:

	June 30, 2013	December 31, 2012
	(In thousands)
Land & land improvements	$5,901	$5,929
Buildings	30,440	23,090
Furniture and equipment	27,408	25,877

	63,749	54,896
Less: Accumulated depreciation	(32,555)	(32,101)

	31,194	22,795
Construction in progress	—	4,190

Total premises and equipment	$31,194	$26,985

Depreciation expense for premises and equipment amounted to $734,000 and $848,000 for the three months ended June 30, 2013 and 2012, respectively. Depreciation expense for premises and equipment amounted to $1,475,000 and $1,630,000 for the six months ended June 30, 2013 and 2012, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Six months ended June 30,
	2013	2012
Beginning balance	$50,582	$50,403
Increase in cash value of life insurance	806	900
Gain on life insurance death benefit	—	600
Death benefit	—	(1,611)

Ending balance	$51,388	$50,292

End of period death benefit	$94,555	$94,328
Number of policies owned	133	136
Insurance companies used	6	6
Current and former employees and directors covered	36	37

As of June 30, 2013, the Bank was the owner and beneficiary of 133 life insurance policies, issued by six life insurance companies, covering 36 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insureds that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these consolidated financial statements for additional information on of JBAs.

Note 9 – Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated.

(In thousands)	June 30, 2013	Additions	Reductions	December 31, 2012
Goodwill	$15,519	—	—	$15,519

The following table summarizes the Company’s core deposit intangibles as of the dates indicated.

(In thousands)	June 30, 2013	Additions	Reductions	December 31, 2012
Core deposit intangibles	$1,460	—	—	$1,460
Accumulated amortization	(473)	—	$(105)	(368)

Core deposit intangibles, net	$987	—	$(105)	$1,092

Note 9 – Goodwill and Other Intangible Assets (continued)

The Company recorded additions to core deposit intangibles of $898,000 and $562,000 in conjunction with the Citizens and Granite acquisition on September 23, 2011 and May 28, 2010, respectively. The following table summarizes the Company’s estimated core deposit intangible amortization (in thousands):

Estimated Core Deposit
Years Ended	Intangible Amortization
2013	$209
2014	209
2015	209
2016	209
2017	209
2018	$47

Note 10 – Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Mortgage servicing rights:
Balance at beginning of period	$4,984	$4,784	$4,552	$4,603
Additions	396	437	889	987
Change in fair value	191	(464)	130	(833)

Balance at end of period	$5,571	$4,757	$5,571	$4,757

Servicing, late and ancillary fees received	$429	$379	$846	$751
Balance of loans serviced at:
Beginning of period	$680,447	$615,867	$666,512	$598,185
End of period	$682,176	$628,674	$682,176	$628,674
Weighted-average prepayment speed (CPR)			13.0%	18.5%
Discount rate			10.0%	9.0%

The changes in fair value of MSRs that occurred during the three and six months ended June 30, 2013 and 2012 were mainly due to principal reductions and changes in estimated life of the MSRs.

Note 11 – Indemnification Asset

A summary of the activity in the balance of indemnification asset follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$1,807	$3,405	$1,997	$4,405
Effect of actual covered losses and change in estimated future covered losses	(243)	680	(278)	328
Reimbursable expenses (revenue), net	(54)	18	(93)	10
Payments received	(69)	(57)	(185)	(697)

Ending balance	$1,441	$4,046	$1,441	$4,046

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	June 30, 2013	December 31, 2012
Deferred tax asset, net	$29,157	$28,935
Prepaid expense including FDIC assessment and taxes	1,739	3,455
Software	1,383	1,550
Life insurance proceeds receivable	—	706
Advanced compensation	1,330	1,440
TriCo Capital Trust I & II	1,238	1,238
Miscellaneous other assets	1,088	1,283

Total other assets	$35,935	$38,607

Note 13 – Deposits

A summary of the balances of deposits follows (in thousands):

	June 30, 2013	December 31, 2012
Noninterest-bearing demand	$645,461	$684,833
Interest-bearing demand	514,088	503,465
Savings	791,978	762,924
Time certificates, $100,000 and over	170,103	180,195
Other time certificates	145,072	158,285

Total deposits	$2,266,702	$2,289,702

Certificate of deposit balances of $5,000,000 and $5,000,000 from the State of California were included in time certificates, $100,000 and over, at June 30, 2013 and December 31, 2012, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,241,000 and $1,408,000 were classified as consumer loans at June 30, 2013 and December 31, 2012, respectively.

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$3,175	$2,550	$3,615	$2,740
Provision for losses – unfunded commitments	35	40	(405)	(150)

Balance at end of period	$3,210	$2,590	$3,210	$2,590

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	June 30, 2013	December 31, 2012
Deferred compensation	$7,759	$7,738
Supplemental retirement	16,999	16,345
Joint beneficiary agreements	2,878	2,736
Accrued legal settlement	2,090	2,090
Miscellaneous other liabilities	210	6,213

Total other liabilities	$29,936	$35,122

Note 16 – Other Borrowings

A summary of the balances of other borrowings follows:

(In thousands)	June 30, 2013	December 31, 2012
Other collateralized borrowings, fixed rate, as of June 30, 2013 of 0.05% payable on July 1, 2013	$6,575	$9,197

Total other borrowings	$6,575	$9,197

The Company had $6,575,000 and $9,197,000 of other collateralized borrowings at June 30, 2013 and December 31, 2012, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of June 30, 2013, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $6,575,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at June 30, 2013, this line provided for maximum borrowings of $514,160,000 of which none was outstanding, leaving $514,160,000 available. As of June 30, 2013, the Company has designated loans totaling $1,003,962,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. As of June 30, 2013, this line provided for maximum borrowings of $93,108,000 of which none was outstanding, leaving $93,108,000 available. As of June 30, 2013, the Company has designated investment securities with fair value of $51,000 and loans totaling $119,334,000 as potential collateral under this collateralized line of credit with the FRB.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $5,000,000 for federal funds transactions at June 30, 2013.

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

The debentures issued by TriCo Capital Trust I and TriCo Capital Trust II, less the common securities of TriCo Capital Trust I and TriCo Capital Trust II, continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System (Federal Reserve Board). As of June 30, 2013, the interest rates on the junior subordinated debentures issued by TriCo Capital Trust I and II were 3.33% and 2.83%, respectively.

Note 18 – Commitments and Contingencies

Restricted Cash Balances – Reserves (in the form of deposits with the Federal Reserve Bank) of $32,923,000 and $31,594,000 were maintained to satisfy Federal regulatory requirements at June 30, 2013 and December 31, 2012, respectively. These reserves are included in cash and due from banks in the accompanying balance sheets.

Lease Commitments – The Company leases 47 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Note 18 – Commitments and Contingencies (continued)

At December 31, 2012, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
(In thousands)
2013	$2,772
2014	2,417
2015	1,536
2016	954
2017	617
Thereafter	1,312

Future minimum lease payments	$9,608

Rent expense under operating leases was $815,000 and $823,000 during the three months ended June 30, 2013 and 2012, respectively. Rent expense under operating leases was $1,625,000 and $1,679,000 during the six months ended June 30, 2013 and 2012, respectively.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(In thousands)	June 30, 2013	December 31, 2012
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$131,182	$123,517
Consumer loans	356,980	369,467
Real estate mortgage loans	28,061	27,959
Real estate construction loans	28,336	36,311
Standby letters of credit	1,314	2,905
Deposit account overdraft privilege	69,427	69,675

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

Note 18 – Commitments and Contingencies (continued)

Legal Proceedings – The Bank owns 10,214 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4206 per Class A share. As of June 30, 2013, the value of the Class A shares was $182.75 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $785,000 as of June 30, 2013, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On September 27, 2012, the Company announced that the Bank entered into a tentative settlement with a former employee who filed a class action lawsuit against the Bank in the Superior Court of California, Kern County on behalf of herself and a putative class of current and former Bank employees serving as assistant branch managers seeking undisclosed damages, alleging that the Bank improperly classified its assistant branch managers as exempt employees under California laws. The lawsuit alleges claims for: failure to pay overtime compensation; failure to provide meal periods; failure to provide rest periods; failure to provide accurate wage statements; failure to provide suitable seating; declaratory relief; accounting; and unfair business practices in violation of California Business and Professions Code section 17200. On September 26, 2012, after efforts to mediate the claim, the Bank and the former employee agreed to settle the case in an amount ranging from $2,039,500 to $2,500,000, depending primarily on the number of class participants who file claims, and pending final approval by the court, including determination of the method to allocate settlement payments among current and former employees who are members of the defined settlement class, and the portion of the total settlement allocable to attorney’s fees and costs to plaintiff’s counsel. On September 26, 2012, the Bank recorded a $2,090,000 expense and accrued liability in anticipation of approval of this settlement by the court and estimated related payroll taxes. On May 7, 2013, the court preliminariy approved the settlement.

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

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $3,780,000 and $5,322,000 during the six months ended June 30, 2013 and 2012, respectively. The Bank is regulated by the FDIC and the State of California Department of Business Oversight. Absent approval from the Commissioner of Business Oversight of California, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.

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

Note 19 – Shareholders’ Equity (continued)

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of June 30, 2013, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the six months ended June 30, 2013, 166,134 shares of the Company’s common stock were tendered in lieu of cash to exercise options to purchase shares of the Company’s stock. Such tendered shares are considered repurchased shares but are not counted against the repurchase plan noted above.

Note 20 – Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit awards and stock appreciation rights. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of June 30, 2013, 722,500 options for the purchase of common shares remain outstanding, and 927,500 remain available for grant, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of June 30, 2013, 585,170 options for the purchase of common shares remain outstanding under the 2001 Plan. No new options may be granted under the 2001 Plan.

Stock option activity is summarized in the following table for the time period indicated:

	Number of Shares	Option Price per Share			Weighted Average Exercise Price	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2012	1,393,935	$12.60	to	$25.91	$17.07
Options granted	144,500	$16.59	to	$19.46	$19.31	$8.91
Options exercised	(230,765)	$12.60	to	$13.60	$12.75
Options forfeited	—	—	to	—	—
Outstanding at June 30, 2013	1,307,670	$12.63	to	$25.91	$18.08

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of June 30, 2013:

	Currently	Currently Not	Total
	Exercisable	Exercisable	Outstanding
Number of options	843,570	464,100	1,307,670
Weighted average exercise price	$18.89	$16.62	$18.08
Intrinsic value (in thousands)	$2,567	$2,186	$4,573
Weighted average remaining contractual term (yrs.)	4.4	8.8	6.0

The 464,100 options that are currently not exercisable as of June 30, 2013 are expected to vest, on a weighted-average basis, over the next 3.5 years, and the Company is expected to recognize $2,998,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2012 or the six months ended June 30, 2013.

Note 21 – Noninterest Income and Expenses

The components of other noninterest income were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service charges on deposit accounts	$3,277	$3,644	$6,417	$7,171
ATM and interchange fees	2,233	2,026	4,108	3,845
Other service fees	562	570	1,121	1,173
Mortgage banking service fees	430	379	846	751
Change in value of mortgage servicing rights	191	(464)	130	(833)

Total service charges and fees	6,693	6,155	12,622	12,107

Gain on sale of loans	1,590	1,237	3,884	2,887
Commissions on sale of non-deposit investment products	841	842	1,602	1,661
Increase in cash value of life insurance	380	450	806	900
Change in indemnification asset	(314)	662	(415)	309
Gain (loss) on sale of foreclosed assets	615	304	1,166	(54)
Sale of customer checks	92	93	183	166
Lease brokerage income	81	90	198	148
Gain (loss) on disposal of fixed assets	2	(153)	(14)	(388)
Commission rebates	—	(18)	—	(34)
Gain on life insurance death benefit	—	600	—	600
Other	151	315	317	540

Total other noninterest income	3,438	4,422	7,727	6,735

Total noninterest income	$10,131	$10,577	$20,349	$18,842

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights	$621	$(85)	$976	$(82)

The components of noninterest expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Base salaries, net of deferred loan origination costs	$8,508	$8,273	$16,856	$16,432
Incentive compensation	1,299	1,347	2,585	2,722
Benefits and other compensation costs	3,083	2,870	6,410	6,098

Total salaries and benefits expense	12,890	12,490	25,851	25,252

Occupancy	1,753	1,857	3,412	3,573
Equipment	913	1,126	1,947	2,243
Data processing and software	1,280	1,143	2,358	2,572
ATM network charges	679	532	1,175	1,099
Telecommunications	587	567	1,112	1,122
Postage	133	218	364	474
Courier service	255	256	422	445
Advertising	415	863	740	1,361
Assessments	543	590	1,149	1,196
Operational losses	122	143	239	259
Professional fees	658	691	1,144	1,114
Foreclosed assets expense	163	267	262	792
Provision for foreclosed asset losses	546	1,004	573	1,087
Change in reserve for unfunded commitments	35	40	(405)	(150)
Intangible amortization	53	52	105	105
Other	2,484	2,528	4,662	4,738

Total other noninterest expense	10,619	11,877	19,259	22,030

Total noninterest income	$23,509	$24,367	$45,110	$47,282

Note 22 – Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.7	6.5	6.7	6.4
Tax-exempt interest on municipal obligations	(0.5)	(0.4)	(0.3)	(0.5)
Increase in cash value of insurance policies	(1.2)	(1.8)	(1.1)	(2.0)
Other	0.3	0.1	0.2	0.1

Effective Tax Rate	40.3%	39.4%	40.5%	39.0%

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net income	$6,325	$5,321	$14,802	$9,252
Average number of common shares outstanding	16,028	15,986	16,015	15,982
Effect of dilutive stock options	107	61	98	63

Average number of common shares outstanding used to calculate diluted earnings per share	16,135	16,047	16,113	16,045

Options excluded from diluted earnings per share because the effect of these options was antidilutive	604	1,020	731	944

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

	Three months ended June 30,		Six months ended June, 30
	2013	2012	2013	2012
(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$(2,569)	$(207)	$(3,642)	$(472)
Tax effect	1,080	86	1,532	198

Unrealized holding gains (losses) on available-for-sale securities, net of tax	$(1,489)	$(121)	$(2,110)	$(274)

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Net unrealized gains on available-for-sale securities	$4,792	$8,434
Tax effect	(2,015)	(3,547)

Unrealized gains on available-for-sale securities, net of tax	2,777	4,887

Minimum pension liability	(3,806)	(3,806)
Tax effect	1,600	1,600

Minimum pension liability, net of tax	(2,206)	(2,206)

Joint beneficiary agreement liability	(522)	(522)
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	(522)	(522)

Accumulated other comprehensive income	$49	$2,159

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

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net pension cost included the following components:
Service cost-benefits earned during the period	$185	$170	$370	$340
Interest cost on projected benefit obligation	161	171	321	343
Amortization of net obligation at transition	1	1	1	1
Amortization of prior service cost	38	39	76	77
Recognized net actuarial loss	73	72	145	144

Net periodic pension cost	$458	$453	$913	$905

Company contributions to pension plans	$155	$155	$260	$260
Pension plan payouts to participants	$155	$155	$260	$260

For the year ending December 31, 2013, the Company currently expects to contribute and pay out as benefits $472,000 to participants under the plans.

Note 26 – Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for the periods indicated (in thousands):

Balance December 31, 2011	$1,764
Advances/new loans	1,568
Removed/payments	(964)

Balance December 31, 2012	$2,368
Advances/new loans	227
Removed/payments	(834)

Balance June 30, 2013	$1,761

Director Chrysler is a principal owner and CEO of Modern Building Inc. Modern Building Inc. provided construction services to Tri Counties Bank related to new and existing Bank facilities for aggregate payments of $1,138,000 during the six months ended June 30, 2013 and $3,924,000 during the year ended December 31, 2012.

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

Note 27 – Fair Value Measurement (continued)

Investment Securities available for sale – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. The Company had no securities classified as Level 3 during any of the periods covered in these financial statements.

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

Mortgage servicing rights – Mortgage servicing rights are carried at fair value. A valuation model, which utilizes a discounted cash flow analysis using a discount rate and prepayment speed assumptions is used in the computation of the fair value measurement. While the prepayment speed assumption is currently quoted for comparable instruments, the discount rate assumption currently requires a significant degree of management judgment and is therefore considered an unobservable input. As such, the Company classifies mortgage servicing rights subjected to recurring fair value adjustments as Level 3. Additional information regarding mortgage servicing rights can be found in Note 10 in these consolidated financial statements.

Note 27 – Fair Value Measurement (continued)

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at June 30, 2013	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
Obligations of U.S. government corporations and agencies	$117,121	—	$117,121	—
Obligations of states and political subdivisions	8,491	—	8,491	—
Corporate debt securities	1,907	—	1,907	—
Mortgage servicing rights	5,571	—	—	$5,571

Total assets measured at fair value	$133,090		$127,519	$5,571

Fair value at December 31, 2012	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
Obligations of U.S. government corporations and agencies	$151,701	—	$151,701	—
Obligations of states and political subdivisions	9,421	—	9,421	—
Corporate debt securities	1,905	—	1,905	—
Mortgage servicing rights	4,552	—	—	$4,552

Total assets measured at fair value	$167,579	—	$163,027	$4,552

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the six months ended June 30, 2013 or the year ended December 31, 2012.

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and six months ended June 30, 2013 and 2012. Had there been any transfer into or out of Level 3 during 2013 or 2012, the amount included in the “Transfers into (out of) Level 3” column would represent the beginning balance of an item in the period (interim quarter) during which it was transferred (in thousands):

Three months ended June 30,	Beginning Balance	Transfers into Level 3	Change Included in Earnings	Issuances	Ending Balance
2013: Mortgage servicing rights	$4,984	—	$191	$396	$5,571
2012: Mortgage servicing rights	$4,784	—	$(464)	$437	$4,757

Six months ended June 30,	Beginning Balance	Transfers into Level 3	Change Included in Earnings	Issuances	Ending Balance
2013: Mortgage servicing rights	$4,552	—	$130	$889	$5,571
2012: Mortgage servicing rights	$4,603	—	$(833)	$987	$4,757

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

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2013:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average

Mortgage Servicing Rights	$5,571	Discounted cash flow	Constant prepayment rate	7.4% – 22.3%, 13.0%
			Discount rate	10.0% – 10.0%, 10.0%

Note 27 – Fair Value Measurement (continued)

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

June 30, 2013	Total	Level 1	Level 2	Level 3
Fair value:
Impaired Originated & PNCI loans	$21,347	—	—	$21,347
Foreclosed assets	2,624	—	—	2,624

Total assets measured at fair value	$23,971	—	—	$23,971

June 30, 2012	Total	Level 1	Level 2	Level 3
Fair value:
Impaired Originated & PNCI loans	$16,909	—	—	$16,909
Foreclosed assets	12,743	—	—	12,743

Total assets measured at fair value	$29,652	—	—	$29,652

The following table presents the losses resulting from nonrecurring fair value adjustments that occurred in the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Impaired Originated & PNCI loans	$219	$1,210	$1,886	$1,539
Foreclosed assets	504	1,004	531	1,087

Total loss from nonrecurring fair value adjustments	$723	$2,214	$2,417	$2,626

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2013:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average

Impaired Originated & PNCI Loans	$21,347	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	5.0% – 40.0%, 8.65% 6.7% – 9.25%, 8.99%
Foreclosed assets	$2,624	Sales comparison approach	Adjustment for differences between comparable sales	5.0% – 10.0%, 6.74%

Note 27 – Fair Value Measurement (continued)

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

Note 27 – Fair Value Measurement (continued)

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$71,442	$71,442	$81,086	$81,086
Cash at Federal Reserve and other banks	520,713	520,713	667,813	667,813
Level 2 inputs:
Restricted equity securities	9,163	9,163	9,647	9,647
Loans held for sale	6,582	6,582	12,053	12,053
Accrued interest receivable	7,339	7,339	6,636	6,636
Level 3 inputs:
Loans, net	1,612,441	1,688,904	1,522,175	1,607,044
Indemnification asset	1,441	1,441	1,997	1,997
Financial liabilities:
Level 2 inputs:
Deposits	2,266,702	2,281,499	2,289,702	2,291,841
Accrued interest payable	944	944	1,036	1,036
Other borrowings	6,575	6,575	9,197	9,197
Junior subordinated debt	41,238	25,980	41,238	28,042

Off-balance sheet:	Contract Amount	Fair Value	Contract Amount	Fair Value
Level 3 inputs:
Commitments	$544,559	$5,446	$557,254	$5,573
Standby letters of credit	1,314	13	2,905	29
Overdraft privilege commitments	69,427	694	69,675	697

Note 28 – TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
	(In thousands)
Assets
Cash and Cash equivalents	$2,097	$2,511
Investment in Tri Counties Bank	277,491	267,118
Other assets	1,238	1,238

Total assets	$280,826	$270,867

Liabilities and shareholders’ equity
Other liabilities	$262	$270
Junior subordinated debt	41,238	41,238

Total liabilities	41,500	41,508

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 16,005,191 and 16,000,838 shares, respectively	88,488	85,561
Retained earnings	150,789	141,639
Accumulated other comprehensive loss, net	49	2,159

Total shareholders’ equity	239,326	229,359

Total liabilities and shareholders’ equity	$280,826	$270,867

Statements of Income

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Interest expense	$(311)	$(332)	$(622)	$(670)
Administration expense	(232)	(183)	(377)	(314)

Loss before equity in net income of Tri Counties Bank	(543)	(515)	(999)	(984)
Equity in net income of Tri Counties Bank:
Distributed	2,080	3,697	3,780	5,322
(Over) under distributed	4,560	1,922	11,601	4,505
Income tax benefit	228	217	420	409

Net income	$6,325	$5,321	$14,802	$9,252

Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Net income	$6,325	$5,321	$14,802	$9,252
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period	(1,489)	(121)	(2,110)	(274)

Other comprehensive loss	(1,489)	(121)	(2,110)	(274)

Comprehensive income	$4,836	$5,200	$12,692	$8,978

Statements of Cash Flows

	Six months ended June 30,
(In thousands)	2013	2012
Operating activities:
Net income	$14,802	$9,252
Adjustments to reconcile net income to net cash provided by operating activities:
Over (under) distributed equity in earnings of Tri Counties Bank	(11,601)	(4,505)
Stock option vesting expense	540	511
Stock option excess tax benefits	(342)	(21)
Net change in other assets and liabilities	(548)	(461)

Net cash provided by operating activities	2,851	4,776
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	101	156
Stock option excess tax benefits	342	21
Repurchase of common stock	(501)	(48)
Cash dividends paid – common	(3,207)	(2,878)

Net cash used for financing activities	(3,265)	(2,749)

(Decrease) increase in cash and cash equivalents	(414)	2,027

Cash and cash equivalents at beginning of year	2,511	706

Cash and cash equivalents at end of year	$2,097	$2,733

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2013, that the Company meets all capital adequacy requirements to which it is subject.

As of June 30, 2013, the Bank’s regulatory capital ratios exceeded the minimums for the Bank to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2013:
Total Capital (to Risk Weighted Assets):
Consolidated	$286,784	14.73%	$155,797	8.0%	N/A	N/A
Tri Counties Bank	$284,934	14.64%	$155,697	8.0%	$194,621	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$262,213	13.46%	$77,899	4.0%	N/A	N/A
Tri Counties Bank	$260,378	13.38%	$77,849	4.0%	$116,773	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$262,213	10.21%	$102,712	4.0%	N/A	N/A
Tri Counties Bank	$260,378	10.15%	$102,659	4.0%	$128,324	5.0%

As of December 31, 2012:
Total Capital (to Risk Weighted Assets):
Consolidated	$273,979	14.53%	$150,896	8.0%	N/A	N/A
Tri Counties Bank	$271,723	14.42%	$150,796	8.0%	$188,495	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$250,133	13.27%	$75,448	4.0%	N/A	N/A
Tri Counties Bank	$247,892	13.16%	$75,398	4.0%	$113,097	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$250,133	9.82%	$101,918	4.0%	N/A	N/A
Tri Counties Bank	$247,892	9.73%	$101,866	4.0%	$127,333	5.0%

Note 30 – Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the quarters of 2013 and 2012, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2013 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis			$129	$167
Discount accretion PCI – other			732	597
Discount accretion PNCI			815	766
Premium amortization PNCI
Regular interest Purchased loans			3,234	3,074
All other loan interest income			18,973	19,468

Total loan interest income			23,883	24,072
Debt securities, dividends and interest bearing cash at Banks (not FTE)			1,873	1,734

Total interest income			25,756	25,806
Interest expense			1,167	1,237

Net interest income			24,589	24,569
Reversal of provision for loan losses			614	(1,108)

Net interest income after provision for loan losses			23,975	25,677
Noninterest income			10,131	10,218
Noninterest expense			23,509	21,601

Income before income taxes			10,597	14,294
Income tax expense			4,272	5,817

Net income			$6,325	$8,477

Per common share:
Net income (diluted)			$0.39	$0.53

Dividends			$0.11	$0.09

	2012 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$42	$24	$108	$18
Discount accretion PCI – other	979	1,192	886	776
Discount accretion PNCI	841	591	1,391	1,286
Regular interest Purchased loans	3,226	3,251	3,439	3,420
All other loan interest income	19,157	20,472	19,968	19,429

Total loan interest income	24,245	25,530	25,792	24,929
Debt securities, dividends and interest bearing cash at Banks (not FTE)	1,898	1,935	2,152	2,235

Total interest income	26,143	27,465	27,944	27,164
Interest expense	1,372	1,834	2,010	2,128

Net interest income	24,771	25,631	25,934	25,036
Provision for loan losses	1,524	532	3,371	3,996

Net interest income after provision for loan losses	23,247	25,099	22,563	21,040
Noninterest income	10,011	9,127	10,577	8,265
Noninterest expense	25,126	25,590	24,367	22,915

Income before income taxes	8,132	8,636	8,773	6,390
Income tax expense	3,410	3,616	3,452	2,459

Net income	$4,722	$5,020	$5,321	$3,931

Per common share:
Net income (diluted)	$0.29	$0.31	$0.33	$0.25

Dividends	$0.09	$0.09	$0.09	$0.09

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

As TriCo Bancshares (referred to in this report as “we”, “our” or the “Company”) has not commenced any business operations independent of Tri Counties Bank (the “Bank”), the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest income, net interest income, net interest yield, and efficiency ratio are generally presented on a fully tax-equivalent (FTE) basis. The Company believes the use of these non-generally accepted accounting principles (non-GAAP) measures provides additional clarity in assessing its results, and the presentation of these measures on a FTE basis is a common practice within the banking industry. Interest income and net interest income are shown on a non-FTE basis in the Part I – Financial Information section of this Form 10-Q, and a reconciliation of the FTE and non-FTE presentations is provided below in the discussion of net interest income.

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies during the six months ended June 30, 2013, except for the changes in the Company’s accounting policies related to its allowance for loan losses noted under the heading Loans and Allowance for Loan Losses” in Note 1 in Item 1 of Part I of this report.

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s policies related to estimates on the allowance for loan losses, other than temporary impairment of investments and impairment of intangible assets, can be found in Note 1 in Item 1 of Part I of this report.

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

The Company refers to loans and foreclosed assets that are covered by loss sharing agreements as “covered loans” and “covered foreclosed assets”, respectively. In addition, the Company refers to loans purchased or obtained in a business combination as “purchased credit impaired” (PCI) loans, or “purchased non-credit impaired” (PNCI) loans. The Company refers to loans that it originates as “originated” loans. Additional information regarding the Citizens and Granite Bank acquisitions can be found in Note 2 in Item 1 of Part I of this report. Additional information regarding the definitions and accounting for originated, PNCI and PCI loans can be found in Notes 1, 2, 4 and 5 in Item 1 of Part I of this report, and under the heading Asset Quality and Non-Performing Assets below.

Geographical Descriptions

For the purpose of describing the geographical location of the Company’s loans, the Company has defined northern California as that area of California north of, and including, Stockton; central California as that area of the State south of Stockton, to and including, Bakersfield; and southern California as that area of the State south of Bakersfield.

TRICO BANCSHARES

Financial Summary

(dollars in thousands, except per share amounts; unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Interest Income (FTE)	$24,679	$25,998	$49,309	$51,099
(Provision for) benefit from loan losses	(614)	(3,371)	494	(7,367)
Noninterest income	10,131	10,577	20,349	18,842
Noninterest expense	(23,509)	(24,367)	(45,110)	(47,282)
Provision for income taxes (FTE)	(4,362)	(3,516)	(10,240)	(6,040)

Net income	$6,325	$5,321	$14,802	$9,252

Earnings per share:
Basic	$0.39	$0.33	$0.92	$0.58
Diluted	$0.39	$0.33	$0.92	$0.58
Per share:
Dividends paid	$0.11	$0.09	$0.20	$0.18
Book value at period end	$14.90	$13.96
Tangible book value at period end	$13.87	$12.91

Average common shares outstanding	16,028	15,986	16,015	15,982
Average diluted common shares outstanding	16,135	16,047	16,113	16,045
Shares outstanding at period end	16,065	15,993
At period end:
Loans, net	$1,612,441	$1,506,633
Total assets	$2,587,931	$2,525,616
Total deposits	$2,266,702	$2,165,777
Other borrowings	$6,575	$60,831
Junior subordinated debt	$41,238	$41,238
Shareholders’ equity	$239,326	$223,229

Financial Ratios:
During the period (annualized):
Return on assets	0.98%	0.85%	1.14%	0.74%
Return on equity	10.54%	9.54%	12.50%	8.35%
Net interest margin[1]	4.07%	4.46%	4.06%	4.38%
Net loan charge-offs to average loans	0.22%	0.78%	0.32%	0.97%
Efficiency ratio[1]	67.5%	66.6%	64.8%	67.6%
Average equity to average assets	9.28%	8.89%	9.12%	8.83%
At period end:
Equity to assets	9.25%	8.84%
Total capital to risk-adjusted assets	14.73%	14.31%

[1]	Fully taxable equivalent (FTE)

Results of Operations

Overview

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and the Bank’s financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto located at Item 1 of Part I of this report.

Following is a summary of the components of fully taxable equivalent (“FTE”) net income for the periods indicated (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Interest Income (FTE)	$24,679	$25,998	$49,309	$51,099
(Provision for) benefit from loan losses	(614)	(3,371)	494	(7,367)
Noninterest income	10,131	10,577	20,349	18,842
Noninterest expense	(23,509)	(24,367)	(45,110)	(47,282)
Provision for income taxes (FTE)	(4,362)	(3,516)	(10,240)	(6,040)

Net income	$6,325	$5,321	$14,802	$9,252

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended		Six month ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income	$25,756	$27,944	$51,562	$55,108
Interest expense	(1,167)	(2,010)	(2,404)	(4,138)
FTE adjustment	90	64	151	129

Net interest income (FTE)	$24,679	$25,998	$49,309	$51,099

Net interest margin (FTE)	4.07%	4.46%	4.06%	4.38%

Net interest income (FTE) during the second quarter of 2013 decreased $1,319,000 (5.1%) from the same period in 2012 to $24,679,000. The decrease in net interest income (FTE) was due primarily to a 79 basis point decrease in average yield on loans that was partially offset by a $74,505,000 increase in the average balance of loans, and a $54,704,000 decrease in the average balance of other borrowings. The 79 basis point decrease in average loan yields reduced net interest income by $3,163,000 from the year ago period. The increase in average loan balances added $1,254,000 to net interest income, and the decrease in average other borrowings added $528,000 to net interest income when compared to the year ago period. Accretion of loan purchase discounts totaling $1,676,000 and $2,385,000 are included in net interest income for the three months ended June, 2013 and 2012, respectively. For more information related to the loan interest income and loan purchase discount accretion, see Note 30 to the consolidated financial statements at Part I, Item 1 of this report.

Net interest income (FTE) during the six months ended June 30, 2013 decreased $1,790,000 (3.5%) from the same period in 2012 to $49,309,000. The decrease in net interest income (FTE) was due primarily to a 55 basis point decrease in average yield on loans that was partially offset by a $47,767,000 increase in the average balance of loans, and a $58,310,000 decrease in the average balance of other borrowings. The 55 basis point decrease in average loan yields reduced net interest income by $4,349,000 from the year ago period. The increase in average loan balances added $1,583,000 to net interest income, and the decrease in average other borrowings added $1,064,000 to net interest income when compared to the year ago period. Accretion of loan purchase discounts totaling $3,206,000 and $4,465,000 are included in net interest income for the six months ended June, 2013 and 2012, respectively. For more information related to the loan interest income and loan purchase discount accretion, see Note 30 to the consolidated financial statements at Part I, Item 1 of this report.

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

	For the three months ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$1,608,511	$23,883	5.94%	$1,534,006	$25,792	6.73%
Investment securities – taxable	164,907	1,229	2.98%	208,417	1,615	3.10%
Investment securities – nontaxable (FTE)	17,108	240	5.61%	9,561	171	7.15%
Cash at Federal Reserve and other banks	632,292	494	0.31%	579,164	430	0.30%

Total interest-earning assets (FTE)	2,422,818	25,846	4.27%	2,331,148	28,008	4.81%
Other assets	161,916			177,951

Total assets	$2,584,734			$2,509,099

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$518,961	125	0.10%	$473,124	197	0.17%
Savings deposits	782,339	246	0.13%	731,988	296	0.16%
Time deposits	322,668	484	0.60%	380,943	584	0.61%
Other borrowings	7,596	1	0.05%	62,300	601	3.86%
Junior subordinated debt	41,238	311	3.02%	41,238	332	3.22%

Total interest-bearing liabilities	1,672,802	1,167	0.28%	1,689,593	2,010	0.48%
Noninterest-bearing deposits	635,503			562,909
Other liabilities	36,444			33,569
Shareholders’ equity	239,985			223,028

Total liabilities and shareholders’ equity	$2,584,734			$2,509,099

Net interest spread(1) (FTE)			3.99%			4.33%
Net interest income and interest margin(2) (FTE)		$24,679	4.07%		$25,998	4.46%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

Summary of Average Balances, Yields/Rates and Interest Differential (continued)

	For the six months ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$1,578,538	$47,955	6.08%	$1,530,771	$50,721	6.63%
Investment securities – taxable	160,482	2,416	3.01%	216,577	3,374	3.12%
Investment securities – nontaxable (FTE)	12,996	402	6.19%	9,561	344	7.20%
Cash at Federal Reserve and other banks (FTE)	676,858	940	0.28%	576,086	798	0.28%

Total interest-earning assets	2,428,874	51,713	4.26%	2,332,995	55,237	4.74%
Other assets	168,390			178,825

Total assets	$2,597,264			$2,511,820

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$519,734	266	0.10%	$456,455	414	0.18%
Savings deposits	782,256	517	0.13%	761,289	593	0.16%
Time deposits	328,112	997	0.61%	391,964	1,254	0.64%
Other borrowings	7,892	2	0.05%	66,202	1,207	3.65%
Junior subordinated debt	41,238	622	3.02%	41,238	670	3.25%

Total interest-bearing liabilities	1,679,232	2,404	0.29%	1,717,148	4,138	0.48%
Noninterest-bearing deposits	643,403			539,380
Other liabilities	37,797			33,595
Shareholders’ equity	236,832			221,697

Total liabilities and shareholders’ equity	$2,597,264			$2,511,820

Net interest spread(1) (FTE)			3.97%			4.26%
Net interest income and interest margin(2) (FTE)		$49,309	4.06%		$51,099	4.38%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended June 30, 2013 compared with three months ended June 30, 2012
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$1,254	$(3,163)	$(1,909)
Investment securities (FTE)	(202)	(115)	(317)
Cash at Federal Reserve and other banks	40	24	64

Total interest-earning assets (FTE)	1,092	(3,254)	(2,162)

Increase (decrease) in interest expense:
Interest-bearing demand deposits	19	(91)	(72)
Savings deposits	20	(70)	(50)
Time deposits	(89)	(11)	(100)
Other borrowings	(528)	(72)	(600)
Junior subordinated debt	—	(21)	(21)

Total interest-bearing liabilities	(578)	(265)	(843)

Increase (decrease) in Net Interest Income (FTE)	$1,670	$(2,989)	$(1,319)

	Six months ended June 30, 2013 compared with six months ended June 30, 2012
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$1,583	$(4,349)	$(2,766)
Investment securities (FTE)	(751)	(149)	(900)
Cash at Federal Reserve and other banks	141	1	142

Total interest-earning assets (FTE)	973	(4,497)	(3,524)

Increase (decrease) in interest expense:
Interest-bearing demand deposits	57	(205)	(148)
Savings deposits	17	(93)	(76)
Time deposits	(204)	(53)	(257)
Other borrowings	(1,064)	(141)	(1,205)
Junior subordinated debt	—	(48)	(48)

Total interest-bearing liabilities	(1,194)	(540)	(1,734)

Increase (decrease) in Net Interest Income (FTE)	$2,167	$(3,957)	$(1,790)

Provision for Loan Losses

The provision for loan losses during any period is simply the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – As of the three months ended, and the six months ended, June 30, 2013 and 2012” at Note 5 in Item 1 of Part I of this report for the components that make up the provision for loan losses for the three and six month periods ended June 30, 2013 and 2012.

The Company provided $614,000 for loan losses in the second quarter of 2013 versus a benefit of $1,108,000 in the first quarter of 2013, and a $3,371,000 provision for loan losses in the second quarter of 2012. As shown in the Table labeled “Allowance for loan losses – three months ended June 30, 2013” at Note 5 of Item 1 of this report, all categories of loans except commercial real estate mortgage and C&I experienced a reversal of provision for loan losses during the three months ended June 30, 2013. The level of provision, or reversal of provision, for loan losses of each loan category during the second quarter of 2013 were due primarily to a decrease in the required allowance for loan losses as of June 30, 2013 when compared to the required allowance for loan losses as of March 31, 2013 less net charge-offs during the three months ended June 30, 2013, and the effect of the change in the allowance methodology during the three months ended June 30, 2013 as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. The decrease in the required allowance for loan losses during the quarter ended June 30, 2013 was due primarily to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and new impaired loans, and reductions in historical loss factors that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. These same factors were also present, to some extent, for commercial real estate mortgage and C&I loans. For details of the change in nonperforming loans during the three months ended June 30, 2013 see the Table labeled “Changes in nonperforming assets during the three months ended June 30, 2013” under the heading “Asset Quality and Non-Performing Assets” below. Excluding the effect of the change in allowance methodology during the three months ended June 30, 2013, the provision for loan losses during the three months ended June 30, 2013 would have been a benefit of $700,000.

The Company benefited from a $494,000 reversal of provision for loan losses in the six months ended June 30, 2013 versus a provision for loan losses of $7,367,000 during the six months ended June 30, 2012. As shown in the Table labeled “Allowance for loan losses – six months ended June 30, 2013” at Note 5 in Item 1 of Part I of this report, all categories of loans except commercial real estate mortgage and C&I experienced a reversal of provision for loan losses during the six months ended June 30, 2013. These reversals of provision for loan losses during the six months ended June 30, 2013 were due primarily to a decrease in the required allowance for loan losses as of June 30, 2013 when compared to the required allowance for loan losses as of December 31, 2012 less net charge-offs during the six months ended June 30, 2013, and the effect of the changes in the allowance methodology during the three months ended June 30, 2013 and March 31, 2013 as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. The decrease in the required allowance for loan losses during the six months ended June 30, 2013 was due primarily to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and new impaired loans, and reductions in historical loss factors that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. These same factors were also present, to some extent, for commercial real estate mortgage and C&I loans. For details of the change in nonperforming loans during the six months ended June 30, 2013 see the Tables labeled “Changes in nonperforming assets during the three months ended March 31, 2013 and June 30, 2013” under the heading “Asset Quality and Non-Performing Assets” below. Excluding the effect of the changes in allowance methodology during the three months ended June 30, 2013 and March 31, 2013, the benefit from loan losses during the six months ended June 30, 2013 would have been a benefit of $2,302,000.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service charges on deposit accounts	$3,277	$3,644	$6,417	$7,171
ATM and interchange fees	2,233	2,026	4,108	3,845
Other service fees	562	570	1,121	1,173
Mortgage banking service fees	430	379	846	751
Change in value of mortgage servicing rights	191	(464)	130	(833)

Total service charges and fees	6,693	6,155	12,622	12,107

Gain on sale of loans	1,590	1,237	3,884	2,887
Commissions on sale of non-deposit investment products	841	842	1,602	1,661
Increase in cash value of life insurance	380	450	806	900
Change in indemnification asset	(314)	662	(415)	309
Gain (loss) on sale of foreclosed assets	615	304	1,166	(54)
Sale of customer checks	92	93	183	166
Lease brokerage income	81	90	198	148
Loss on disposal of fixed assets	2	(153)	(14)	(388)
Commission rebates	—	(18)	—	(34)
Gain on life insurance death benefit	—	600	—	600
Other	151	315	317	540

Total other noninterest income	3,438	4,422	7,727	6,735

Total noninterest income	$10,131	$10,577	$20,349	$18,842

Noninterest income decreased $446,000 (4.2%) to $10,131,000 in the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. The decrease in noninterest income was due primarily to a $976,000 decrease in change in indemnification asset to a loss of $314,000, and a $600,000 decrease in gain on life insurance death benefit to zero that were partially offset by a $655,000 increase in change in value of mortgage servicing rights to $191,000, a $353,000 increase in gain on sale of loans to $1,590,000, and a $311,000 increase in gain on sale of foreclosed assets to $615,000. The decrease in change in indemnification asset was due to increased real estate collateral values that resulted in lower expected losses on covered impaired loans. The increase in change in value of mortgage servicing rights was due to a sharp increase in mortgage rates that occurred near the end of the quarter ended June 30, 2013 that reduced the rate of mortgage refinancing that in turn increased the expected future life and cash flow stream of our of existing mortgage servicing portfolio. The increase in gain on sale of loans was due to decreased mortgage rates that existed for much of the quarter ended June 30, 2013 when compared to the quarter ended June 30, 2012, and our focus of additional resources in this area when compared to the year-ago quarter. The increase in gain on sale of foreclosed assets was due to increased real estate values.

Noninterest income increased $1,507,000 (8.0%) to $20,349,000 in the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. The increase in noninterest income was due primarily to a $963,000 increase in change in value of mortgage servicing rights to $130,000, a $997,000 increase in gain on sale of loans to $3,884,000, and a $1,220,000 increase in gain on sale of foreclosed assets to $1,166,000 that were partially offset by a $754,000 decrease in service charges on deposit accounts to $6,417,000, a $724,000 decrease in change in indemnification asset to a loss of $415,000, and a $600,000 decrease in gain on life insurance death benefit to zero. The increase in change in value of mortgage servicing rights was due to a sharp increase in mortgage rates that occurred near the end of the quarter ended June 30, 2013 that reduced the rate of mortgage refinancing that in turn increased the expected future life and cash flow stream of our of existing mortgage servicing portfolio. The increase in gain on sale of loans was due to decreased mortgage rates that existed for much of the quarter ended June 30, 2013 when compared to the quarter ended June 30, 2012, and our focus of additional resources in this area when compared to the year-ago quarter. The increase in gain on sale of foreclosed assets was due to increased real estate values. The decrease in service charges on deposit accounts was due to reduced customer overdrafts and a resulting decrease in non-sufficient funds fees. The decrease in change in indemnification asset was due to increased real estate collateral values that resulted in lower expected losses on covered impaired loans.

Noninterest Expense

The following table summarizes the Company’s noninterest expense for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Base salaries, net of deferred loan origination costs	$8,508	$8,273	$16,856	$16,432
Incentive compensation	1,299	1,347	2,585	2,722
Benefits and other compensation costs	3,083	2,870	6,410	6,098

Total salaries and benefits expense	12,890	12,490	25,851	25,252

Occupancy	1,753	1,857	3,412	3,573
Equipment	913	1,126	1,947	2,243
Data processing and software	1,280	1,143	2,358	2,572
ATM network charges	679	532	1,175	1,099
Telecommunications	587	567	1,112	1,122
Postage	133	218	364	474
Courier service	255	256	422	445
Advertising	415	863	740	1,361
Assessments	543	590	1,149	1,196
Operational losses	122	143	239	259
Professional fees	658	691	1,144	1,114
Foreclosed assets expense	163	267	262	792
Provision for foreclosed asset losses	546	1,004	573	1,087
Change in reserve for unfunded commitments	35	40	(405)	(150)
Intangible amortization	53	52	105	105
Other	2,484	2,528	4,662	4,738

Total other noninterest expense	10,619	11,877	19,259	22,030

Total noninterest income	$23,509	$24,367	$45,110	$47,282

Average full time equivalent staff	727	741	735	736
Noninterest expense to revenue (FTE)	67.5%	66.6%	64.8%	67.6%

Salary and benefit expenses increased $400,000 (3.2%) to $12,890,000 during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Base salaries increased $235,000 (2.8%) to $8,508,000 during the three months ended June 30, 2013 versus the year ago period due mainly to annual merit increases. Incentive and commission related salary expenses decreased $48,000 (3.6%) to $1,299,000 during three months ended June 30, 2013 due primarily to decreases in production related incentives. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $213,000 (7.4%) to $3,083,000 during the three months ended June 30, 2013 due primarily to increased health insurance and workers compensation insurance expenses.

Other noninterest expenses decreased $1,258,000 (10.6%) to $10,619,000 during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. The decrease in other noninterest expense was due primarily a $562,000 (44.2%) decrease in the provision for, and expenses related to, foreclosed assets, a $448,000 (51.9%) decrease in advertising and marketing expense, and a $317,000 (10.6%) decrease in occupancy and equipment expenses. The decrease in foreclosed asset provision and expenses was due to increased property values and a reduction in foreclosed assets from $12,743,000 at June 30, 2012 to $5,054,000 at June 30, 2013. The decrease in advertising and marketing expense from the year ago period was due to cost savings efforts in this area. The decrease in occupancy and equipment expense was primarily due to reduced furniture and equipment expense as the Bank focused on its new campus and operations center that came into service at the end of June 2013. Now that the new campus and operations center has come into service, it is expected to add to occupancy and equipment expense.

Salary and benefit expenses increased $599,000 (2.4%) to $25,851,000 during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Base salaries increased $424,000 (2.6%) to $16,856,000 during the six months ended June 30, 2013 versus the year ago period due mainly to annual merit increases. Incentive and commission related salary expenses decreased $137,000 (5.0%) to $2,585,000 during six months ended June 30, 2013 due primarily to decreases in production related incentives. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $312,000 (5.1%) to $6,410,000 during the six months ended June 30, 2013 due primarily to increased health insurance and workers compensation insurance expenses.

Other noninterest expenses decreased $2,771,000 (12.6%) to $19,259,000 during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. The decrease in other noninterest expense was due primarily a $1,044,000 (55.6%) decrease in the provision for, and expenses related to, foreclosed assets, a $621,000 (45.6%) decrease in advertising and marketing expense, and a $457,000 (7.9%) decrease in occupancy and equipment expenses. The decrease in foreclosed asset provision and expenses was due to increased property values and a reduction in foreclosed assets from $12,743,000 at June 30, 2012 to $5,054,000 at June 30, 2013. The decrease in advertising and marketing expense from the year ago period was due to cost savings efforts in this area. The decrease in occupancy and equipment expense was primarily due to reduced furniture and equipment expense as the Bank focused on its new campus and operations center that came into service at the end of June 2013.

Income Taxes

The effective combined Federal and State income tax rate on income was 40.3% and 39.4% for the three months ended June 30, 2013 and 2012, respectively. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate of 35.0% due to State income tax expense of $1,094,000 and $876,000, respectively, in these periods. Tax-exempt income of $150,000 and $107,000, respectively, from investment securities, and $379,000 and $450,000, respectively, from increase in cash value of life insurance in these periods helped to reduce the effective combined Federal and State income tax rate from the combined Federal and State statutory income tax rate of approximately 42.0%. When comparing the three months ended June 30, 2013 to the three months ended June 30, 2012, increased net income before tax lessened the impact of tax exempt income in reducing the effective combined Federal and State income tax rate.

The effective combined Federal and State income tax rate on income was 40.5% and 39.0% for the six months ended June 30, 2013 and 2012, respectively. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate of 35.0% due to State income tax expense of $2,582,000 and $1,499,000, respectively, in these periods. Tax-exempt income of $251,000 and $215,000, respectively, from investment securities, and $806,000 and $900,000, respectively, from increase in cash value of life insurance in these periods helped to reduce the effective combined Federal and State income tax rate from the combined Federal and State statutory income tax rate of approximately 42.0%. When comparing the six months ended June 30, 2013 to the six months ended June 30, 2012, increased net income before tax lessened the impact of tax exempt income in reducing the effective combined Federal and State income tax rate.

Financial Condition

Investment Securities

The following table presents the available for sale investment securities portfolio by major type as of March 31, 2013 and December 31, 2012:

(In thousands)	June 30, 2013		December 31, 2012
	Fair Value	%	Fair Value	%
Investment securities available for sale:
Obligations of U.S. government corporations and agencies	$117,121	91.8%	$151,701	93.1%
Obligations of states and political subdivisions	8,491	6.7%	9,421	5.8%
Corporate debt securities	1,907	1.5%	1,905	1.1%

Total investment securities available for sale	$127,519	100.0%	$163,027	100.0%

Investment securities available for sale decreased $35,508,000 to $127,519,000 as of June 30, 2013, as compared to December 31, 2012. This decrease is attributable to maturities and principal repayments of $31,473,000, a decrease in fair value of investments securities available for sale of $3,642,000, and amortization of net purchase price premiums of $395,000.

The following table presents the held to maturity investment securities portfolio by major type as of June 30, 2013 and December 31, 2012:

(In thousands)	June 30, 2013		December 31, 2012
	Cost basis	%	Cost basis	%
Investment securities held to maturity:
Obligations of U.S. government corporations and agencies	$72,983	85.2%	—	—
Obligations of states and political subdivisions	12,660	14.8%	—	—

Total investment securities held to maturity	$85,643	100.0%	—	—

Investment securities held to maturity increased $85,643,000 to $85,643,000 as of June 30, 2013, as compared to December 31, 2012. This increase is attributable to purchases of $85,877,000, less principal repayments of $218,000, and amortization of net purchase price premiums of $16,000.

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements at Iem 1 of this report.

Restricted Equity Securities

Restricted equity securities were $9,163,000 at June 30, 2013 and $9,647,000 at December 31, 2012. The entire balance of restricted equity securities at June 30, 2013 and December 31, 2012 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

	June 30,	December 31,
(In thousands)	2013	2012
Real estate mortgage	$1,097,446	$1,010,130
Consumer	387,217	386,111
Commercial	128,410	135,528
Real estate construction	38,967	33,054

Total loans	$1,652,040	$1,564,823

At June 30, 2013 loans, including net deferred loan costs, totaled $1,652,040,000 which was an $87,217,000 (5.6%) increase over the balances at December 31, 2012. Demand for all categories of loans was moderate during the three and six months ended June 30, 2013. The Company purchased $60,647,000 of residential real estate mortgage loans during the three months ended June 30, 2013.

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	June 30,	December 31,
	2013	2012
Real estate mortgage	66.4%	64.5%
Consumer	23.4%	24.7%
Commercial	7.8%	8.7%
Real estate construction	2.4%	2.1%

Total loans	100.0%	100.0%

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

During the three months ended June 30, 2013, the Company modified its loss migration analysis methodology used to determine the formula allowance factors. When the Company originally established its loss migration analysis methodology during the quarter ended March 31, 2012, it reviewed the loss experience of each quarter over the previous three years in order to calculate an annualized loss rate by loan category and risk rating. The use of three years of loss experience data was originally used because that was the extent of the detailed loss data, by loan category and risk rating, that was available at the time. This three year historical look-back period was used until the quarter ended June 30, 2013. Starting with the quarter ended June 30, 2013, the Company will review all available detailed loss experience data, and not limit it to the most recent three years of historical loss data. This change is intended to more accurately reflect the risk inherent in the loan portfolio by considering historical loss data for all years as the data for new periods becomes available. This change in methodology resulted in the allowance for loan losses as of June 30, 2013 being $1,314,000 more than it would have been without this change in methodology.

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

Interest income on originated nonaccrual loans that would have been recognized during the three months ended June 30, 2013 and 2012, if all such loans had been current in accordance with their original terms, totaled $1,306,000 and $1,572,000, respectively. Interest income actually recognized on these originated loans during the three months ended June 30, 2013 and 2012 was $76,000 and $141,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended June 20, 2013 and 2012, if all such loans had been current in accordance with their original terms, totaled $64,000 and $76,000. Interest income actually recognized on these PNCI loans during the three months ended June 30, 2013 and 2012 was $4,000 and $7,000.

Interest income on originated nonaccrual loans that would have been recognized during the six months ended June 30, 2013 and 2012, if all such loans had been current in accordance with their original terms, totaled $2,436,000 and $3,159,000, respectively. Interest income actually recognized on these originated loans during the six months ended June 30, 2013 and 2012 was $106,000 and $171,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the six months ended June 30, 2013 and 2012, if all such loans had been current in accordance with their original terms, totaled $130,000 and $140,000. Interest income actually recognized on these PNCI loans during the six months ended June 30, 2013 and 2012 was $7,000 and $40,000.

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

(In thousands)	June 30, 2013	December 31, 2012
Performing nonaccrual loans	$50,250	$49,045
Nonperforming nonaccrual loans	11,216	23,471

Total nonaccrual loans	61,466	72,516
Originated and PNCI loans 90 days past due and still accruing	—	—

Total nonperforming loans	61,466	72,516
Noncovered foreclosed assets	4,012	5,957
Covered foreclosed assets	1,042	1,541

Total nonperforming assets	$66,520	$80,014

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$106	$131
Indemnified portion of covered foreclosed assets	$834	$1,233
Nonperforming assets to total assets	2.57%	3.07%
Nonperforming loans to total loans	3.72%	4.63%
Allowance for loan losses to nonperforming loans	64%	59%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	4.47%	5.30%

The following table sets forth the amount of the Bank’s nonperforming assets as of the dates indicated. For purposes of the following table, PCI loans that are ninety days past due and still accruing are not considered nonperforming loans:

	June 30, 2013
(In thousands)	Originated	PNCI	PCI – cash basis	PCI – other	Total
Performing nonaccrual loans	$41,600	$1,467	$7,183	—	$50,250

Nonperforming nonaccrual loans	11,061	155	—	—	11,216

Total nonaccrual loans	52,661	1,622	7,183	—	61,466
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	52,661	1,622	7,183	—	61,466
Noncovered foreclosed assets	3,623	—	—	389	4,012
Covered foreclosed assets	—	—	—	1,042	1,042

Total nonperforming assets	$56,284	$1,622	$7,183	$1,431	$66,520

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$106	—	—	—	$106
Indemnified portion of covered foreclosed assets	—	—	—	$834	$834

Nonperforming assets to total assets					2.57%
Nonperforming loans to total loans	3.65%	1.08%	100.00%	—	3.72%
Allowance for loan losses to nonperforming loans	62%	171%	13%	n/m	64%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.41%	7.82%	65.69%	24.21%	4.47%

	December 31, 2012
(In thousands)	Originated	PNCI	PCI – cash basis	PCI – other	Total
Performing nonaccrual loans	$38,646	$1,428	$8,971	—	$49,045
Nonperforming nonaccrual loans	23,123	348	—	—	23,471

Total nonaccrual loans	61,769	1,776	8,971	—	72,516
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	61,769	1,776	8,971	—	72,516
Noncovered foreclosed assets	5,172	—	—	785	5,957
Covered foreclosed assets	—	—	—	1,541	1,541

Total nonperforming assets	$66,941	$1,776	$8,971	$2,326	$80,014

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$131	—	—	—	$131
Indemnified portion of covered foreclosed assets	—	—	—	$1,233	$1,233

Nonperforming assets to total assets					3.07%
Nonperforming loans to total loans	4.42%	1.81%	100.00%	—	4.63%
Allowance for loan losses to nonperforming loans	58%	111%	12%	n/m	59%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.76%	13.78%	61.60%	24.63%	5.30%

n/m – not meaningful

The following tables and narratives describe the activity in the balance of nonperforming assets during the periods indicated:

Changes in nonperforming assets during the three months ended June 30, 2013

(In thousands):	Balance at June 30, 2013	New NPA	Advances/ Capitalized Costs	Pay- downs /Sales	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at March 31, 2013
Real estate mortgage:
Residential	$4,361	406	—	$(373)	$(35)	$(207)	—	$4,570
Commercial	37,511	1,771	633	(1,531)	(839)	(656)	$2,069	36,064
Consumer
Home equity lines	14,223	1,083	34	(692)	(746)	(450)	26	14,968
Home equity loans	498	—	6	(45)	—	—	(26)	563
Auto indirect	108	15	—	(41)	(33)	—	—	167
Other consumer	58	32	—	(10)	(32)	—	—	68
Commercial	1,458	157	—	(716)	(81)	—	(2,069)	4,167
Construction:
Residential	2,939	87	—	(187)	—	(87)	—	3,126
Commercial	310	73	—	(5)	—	(28)	—	270

Total nonperforming loans	61,466	3,624	673	(3,600)	(1,766)	(1,428)	—	63,963
Noncovered foreclosed assets	4,012	—	—	(1,450)	(465)	1,340	—	4,587
Covered foreclosed assets	1,042	—	—	(502)	(81)	88	—	1,537

Total nonperforming assets	$66,520	$3,624	$673	$(5,552)	$(2,312)	—	—	$70,087

Nonperforming assets decreased during the second quarter of 2013 by $3,567,000 (5.1%) to $66,520,000 at June 30, 2013 compared to $70,087,000 at March 31, 2013. The decrease in nonperforming assets during the second quarter of 2013 was primarily the result of new nonperforming loans of $3,624,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $673,000, less pay-downs or upgrades of nonperforming loans to performing status totaling $3,600,000, less dispositions of foreclosed assets totaling $1,952,000, less loan charge-offs of $1,766,000, and less write-downs of foreclosed assets of $546,000.

The primary causes of the $3,624,000 in new nonperforming loans during the second quarter of 2013 were increases of $406,000 on three residential real estate loans, $1,771,000 on five commercial real estate loans, $1,083,000 on 20 home equity lines and loans, $15,000 on one indirect auto loan, $32,000 on 14 consumer loans, $157,000 on two C&I loans, $87,000 on one residential construction loan, and $73,000 on one commercial construction loan.

The $1,771,000 in new nonperforming commercial real estate loans was primarily comprised of one loan totaling $325,000 secured by a commercial office building in northern California, one loan totaling $331,000 secured by a restaurant in northern California, and a $671,000 loan secured by a agricultural production land and buildings in northern California.

Loan charge-offs during the three months ended June 30, 2013

In the second quarter of 2013, the Company recorded $1,766,000 in loan charge-offs and $180,000 in deposit overdraft charge-offs less $903,000 in loan recoveries and $162,000 in deposit overdraft recoveries resulting in $881,000 of net charge-offs. Primary causes of the charges taken in the second quarter of 2013 were gross charge-offs of $35,000 on two residential real estate loans, $839,000 on four commercial real estate loans, $746,000 on 19 home equity lines and loans, $33,000 on four auto indirect loans, $32,000 on 14 other consumer loans, and $81,000 on four C&I loans.

The $839,000 in charge-offs the bank took in its commercial real estate portfolio were primarily the result of a $425,000 charge on a loan secured by a commercial warehouse in central California and a $351,000 charge on a loan secured by a commercial office in northern California. The remaining $63,000 was spread over two loans spread throughout the Company’s footprint.

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

Activity in the balance of nonperforming assets for the periods indicated (continued):

Changes in nonperforming assets during the three months ended March 31, 2013

(In thousands):	Balance at March 31, 2013	New NPA	Advances/ Capitalized Costs	Pay- downs /Sales	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2012
Real estate mortgage:
Residential	$4,570	$9	$5	($97)	($7)	($234)	—	$4,894
Commercial	36,064	2,724	—	(2,740)	(803)	(2,844)	—	39,727
Consumer
Home equity lines	14,968	739	27	(962)	(766)	(510)	(60)	16,500
Home equity loans	563	26	—	(11)	(26)	—	60	514
Auto indirect	167	48	1	(31)	(25)	—	—	174
Other consumer	68	84	—	(19)	(89)	—	—	92
Commercial	4,167	613	—	(396)	(790)	(2,115)	84	6,771
Construction:
Residential	3,126	9	—	(141)	(20)	(34)	—	3,312
Commercial	270	47	—	(164)	(61)	—	(84)	532

Total nonperforming loans	63,963	4,299	33	(4,561)	(2,587)	(5,737)	—	72,516
Noncovered foreclosed assets	4,587	—	—	(6,816)	(27)	5,473	—	5,957
Covered foreclosed assets	1,537	—	—	(268)		264	—	1,541

Total nonperforming assets	$70,087	$4,299	$33	($11,645)	($2,614)	—	—	$80,014

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

During the three months ended June 30, 2013, the Company modified its loss migration analysis methodology used to determine the formula allowance factors. When the Company originally established its loss migration analysis methodology during the quarter ended March 31, 2012, it reviewed the loss experience of each quarter over the previous three years in order to calculate an annualized loss rate by loan category and risk rating. The use of three years of loss experience data was originally used because that was the extent of the detailed loss data, by loan category and risk rating, that was available at the time. This three year historical look-back period was used until the quarter ended June 30, 2013. Starting with the quarter ended June 30, 2013, the Company will review all available detailed loss experience data, and not limit it to the most recent three years of historical loss data. This change is intended to more accurately reflect the risk inherent in the loan portfolio by considering historical loss data for all years as the data for new periods becomes available. This change in methodology resulted in the allowance for loan losses as of June 30, 2013 being $1,314,000 more than it would have been without this change in methodology.

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

The Components of the Allowance for Loan Losses

The following table sets forth the Bank’s allowance for loan losses as of the dates indicated (in thousands):

	June 30, 2013	December 31, 2012
Allowance for originated and PNCI loan losses:
Specific allowance	$4,891	$4,505
Formula allowance	27,000	29,314
Environmental factors allowance	3,496	3,919

Allowance for originated and PNCI loan losses	35,387	37,738
Allowance for PCI loan losses	4,212	4,910

Allowance for loan losses	$39,599	$42,648

Allowance for loan losses to loans	2.40%	2.73%

Based on the current conditions of the loan portfolio, management believes that the $39,599,000 allowance for loan losses at June 30, 2013 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

(In thousands)	June 30, 2013	December 31, 2012
Real estate mortgage	$11,995	$12,305
Consumer	20,500	23,461
Commercial	4,929	4,703
Real estate construction	2,175	2,179

Total allowance for loan losses	$39,599	$42,648

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

(In thousands)	June 30, 2013	December 31, 2012
Real estate mortgage	30.3%	28.9%
Consumer	51.8%	55.0%
Commercial	12.4%	11.0%
Real estate construction	5.5%	5.1%

Total allowance for loan losses	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses as a percentage of the total loans for each loan category as of the dates indicated:

(In thousands)	June 30, 2013	December 31, 2012
Real estate mortgage	1.09%	1.22%
Consumer	5.29%	6.08%
Commercial	3.84%	3.47%
Real estate construction	5.58%	6.59%

Total allowance for loan losses	2.40%	2.73%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Allowance for loan losses:
Balance at beginning of period	$39,867	$45,452	$42,648	$45,914
Provision for loan losses	614	3,371	(494)	7,367
Loans charged off:
Real estate mortgage:
Residential	(35)	(325)	(42)	(548)
Commercial	(886)	(363)	(1,689)	(1,668)
Consumer:
Home equity lines	(746)	(2,478)	(1,512)	(5,103)
Home equity loans	—	(117)	(26)	(158)
Auto indirect	(33)	(31)	(58)	(71)
Other consumer	(212)	(309)	(485)	(648)
Commercial	(35)	(296)	(825)	(577)
Construction:
Residential	—	(201)	(20)	(269)
Commercial	—	(68)	(61)	(68)

Total loans charged off	(1,947)	(4,188)	(4,718)	(9,110)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	191	27	191	27
Commercial	317	782	670	818
Consumer:
Home equity lines	215	84	505	147
Home equity loans	17	6	26	9
Auto indirect	61	42	146	99
Other consumer	178	187	402	442
Commercial	66	86	136	136
Construction:
Residential	—	—	61	—
Commercial	20	—	26	—

Total recoveries of previously charged off loans	1,065	1,214	2,163	1,678

Net charge-offs	(882)	(2,974)	(2,555)	(7,432)

Balance at end of period	$39,599	$45,849	$39,599	$45,849

Reserve for unfunded commitments:
Balance at beginning of period	$3,175	$2,550	$3,615	$2,740
Provision for losses – unfunded commitments	35	40	(405)	(150)

Balance at end of period	$3,210	$2,590	$3,210	$2,590

Balance at end of period:
Allowance for loan losses	$39,599	$45,849	$39,599	$45,849
Reserve for unfunded commitments	3,210	2,590	3,210	2,590

Allowance for loan losses and Reserve for unfunded commitments	$42,809	$48,439	$42,809	$48,439

As a percentage of total loans at end of period:
Allowance for loan losses			2.40%	2.95%
Reserve for unfunded commitments			0.19%	0.17%

Allowance for loan losses and Reserve for unfunded commitments			2.59%	3.12%

Average total loans	$1,608,511	$1,534,006	$1,578,538	$1,530,771

Ratios (annualized):
Net charge-offs during period to average loans outstanding during period	0.22%	0.78%	0.32%	0.97%
Provision for loan losses to average loans outstanding	0.15%	0.88%	(0.06)%	0.96%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (in thousands):

(In thousands):	Balance at June 30, 2013	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at March 31, 2013
Noncovered:
Land & Construction	$1,352	—	—	$(190)	$(35)	$28	—	$1,549
Residential real estate	1,622	—	—	(784)	(55)	656	—	1,805
Commercial real estate	1,038	—	—	(476)	(375)	656	—	1,233

Total noncovered	4,012	—	—	(1,450)	(465)	1,340	—	4,587

Covered:
Land & Construction	532	—	—	—	—	87	—	445
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	510	—	—	(502)	(81)	1	—	1,092

Total covered	1,042	—	—	(502)	(81)	88	—	1,537

Total foreclosed assets	$5,054	—	—	$(1,952)	$(546)	$1,428	—	$6,124

(In thousands):	Balance at March 31, 2013	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December, 2012
Noncovered:
Land & Construction	$1,549	—	—	(158)	$(3)	$34	—	$1,676
Residential real estate	1,805	—	—	(657)	(24)	744	—	1,742
Commercial real estate	1,233	—	—	(6,001)	—	4,695	—	2,539

Total noncovered	4,587	—	—	(6,816)	(27)	5,473	—	5,957

Covered:
Land & Construction	445	—	—	(267)	—	—	—	712
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	1,092	—	—		—	263	—	829

Total covered	1,537	—	—	(267)	—	263	—	1,541

Total foreclosed assets	$6,124	—	—	$(7,083)	$(27)	$5,736	—	$7,498

Premises and Equipment

Premises and equipment were comprised of:

	June 30, 2013	December 31, 2012
	(In thousands)
Land & land improvements	$5,901	$5,929
Buildings	30,440	23,090
Furniture and equipment	27,408	25,877

	63,749	54,896
Less: Accumulated depreciation	(32,555)	(32,101)

	31,194	22,795
Construction in progress	—	4,190

Total premises and equipment	$31,194	$26,985

During the six months ended June 30, 2013, premises and equipment increased $4,209,000 due to purchases of $5,700,000, that were partially offset by depreciation of $1,475,000 and disposals of premises and equipment with net book value of $17,000. Included in the $5,700,000 of purchases during the six months ended June 30, 2013 is $5,182,000 related to the Company’s new campus and operations center in Chico, CA that began operations at the end of June 2013. As of June 30, 2013 the campus and operations center had a cost basis as follows: land & land improvements $446,000, building $8,052,000, and furniture and equipment $2,327,000.

Intangible Assets

Intangible assets were comprised of the following as of the dates indicated:

	June 30, 2013	December 31, 2012
(In thousands)
Core-deposit intangible	$987	$1,092
Goodwill	15,519	15,519

Total intangible assets	$16,506	$16,820

The core-deposit intangible assets resulted from the Bank’s acquisitions of Citizens in 2011 and Granite in 2010. The goodwill intangible asset resulted from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $105,000 and $105,000 were recorded during the six months ended June 30, 2013 and 2012, respectively.

Deposits

Deposits at June 30, 2013 decreased $23,000,000 (1.0%) from 2012 year-end balances to $2,266,702,000. Included in the June 30, 2013 and December 31, 2012 certificate of deposit balances is $5,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report. See Note 13 to the consolidated financial statements at Item 1 of Part I of this report for information about the Company’s deposits.

Long-Term Debt

See Note 16 to the consolidated financial statements at Item 1 of Part I of this report for information about the Company’s other borrowings, including long-term debt.

Junior Subordinated Debt

See Note 17 to the consolidated financial statements at Item 1 of Part I of this report for information about the Company’s junior subordinated debt.

Off-Balance Sheet Arrangements

See Note 18 to the consolidated financial statements at Item 1 of Part I of this report for information about the Company’s commitments and contingencies including off-balance-sheet arrangements.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. The Company did not repurchase any shares during the three months ended March 31, 2013. This plan has no stated expiration date for the repurchases. As of June 30, 2013, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $239,326,000 at June 30, 2013. This amount represents an increase of $9,967,000 from December 31, 2012, the net result of comprehensive income for the period of $12,692,000, and the effect of stock option vesting and tax benefits of $882,000, and the exercise of stock options of $2,937,000, that were partially offset by dividends paid of $3,207,000, and the repurchase of common stock as it was tendered in lieu of cash to exercise stock options of $3,337,000. The Company’s ratio of equity to total assets was 9.25% and 8.79% as of June 30, 2013 and December 31, 2012, respectively.

The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	As of June 30, 2013	As December 31, 2012	Minimum Regulatory Requirement
Total Capital	14.73%	14.53%	8.00%
Tier I Capital	13.46%	13.27%	4.00%
Leverage ratio	10.21%	9.82%	4.00%

See Note 19 and Note 29 to the consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The FDIC has subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which would be phased in from 2015 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the final rules would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Company and the Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the final rules if they were presently in effect.

Liquidity

The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At June 30, 2013, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $686,751,000, representing a decrease of $193,581,000 (22.0%) from December 31, 2012. In addition, the Company generates additional liquidity from its operating activities. The Company’s profitability during the first six months of 2013 generated cash flows from operations of $17,574,000 compared to $31,298,000 during the first six months of 2012. Maturities of investment securities produced cash inflows of $31,689,000 during the six months ended June 30, 2013 compared to $39,097,000 for the six months ended June 30, 2012. During the six months ended June 30, 2013, the Company invested in securities totaling $85,877,000 and loans totaling $96,937,000 net of loan principal reductions, compared to no investments in securities and $14,001,000 of net loan principal increases, respectively, during the first six months of 2012. Proceeds from the sale of foreclosed assets accounted for $10,202,000 and $7,955,000 of investing sources of funds during the six months ended June 30, 2013 and 2012, respectively. These changes in investment and loan balances, and proceeds from sale of foreclosed assets, contributed to net cash used by investing activities of $145,431,000 during the six months ended June 30, 2013, compared to net cash provided by investing activities of $14,747,000 during the six months ended June 30, 2012. Financing activities used net cash of $28,887,000 during the six months ended June 30, 2013, compared to net cash used by financing activities of $39,218,000 during the six months ended June 30, 2012. Deposit balance decreases accounted for $23,000,000 of financing uses of funds during the six months ended June 30, 2013, compared to $24,759,000 of financing uses of funds during the six months ended June 30, 2012. Net decreases in short-term other borrowings accounted for $2,622,000 and $11,710,000 of financing uses of funds during the six months ended June 30, 2013 and 2012, respectively. Dividends paid used $3,207,000 and $2,878,000 of cash during the six months ended June 30, 2013 and 2012, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of June 30, 2013 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

During the six months ended June 30, 2013, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I – Item 1A – Risk Factors” in our Form 10-K for the year ended December 31, 2012 which are incorporated by reference herein. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the three months ended June 30, 2013 pursuant to the Company’s stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under “Capital Resources” in this report and is incorporated herein by reference:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Apr. 1-30, 2013	—	—	—	333,400
May 1-31, 2013	—	—	—	333,400
Jun. 1-30, 2013	—	—	—	333,400

Total	—	—	—	333,400

Item 6 – Exhibits

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 3, 2010.

2.2	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Citizens Bank of Northern California, Nevada City, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of September 23, 2011, and related addendum, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 27, 2011.

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 16, 2009.

3.2	Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011.

4.1	Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock filed as Exhibit 3.3 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.2	Rights Agreement dated as of June 25, 2001 between TriCo Bancshares and Mellon Investor Services LLC (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A filed on July 5, 2001).

Item 6 – Exhibits (continued)

4.3	Amendment to Rights Agreement dated as of July 8, 2011 between TriCo Bancshares and BNY Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 8, 2011).

4.4	Amended and Restated Form of Right Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on July 8, 2011).

10.2*	Form of Change of Control Agreement dated as of July 17, 2013, between TriCo, Tri Counties Bank and each of Dan Bailey, Bruce Belton, Craig Carney, Richard O’Sullivan, Thomas Reddish, and Ray Rios (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 23, 2013).

10.5*	TriCo’s 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

10.6*	TriCo’s 2001 Stock Option Plan, as amended, filed as Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.7*	TriCo’s 2009 Equity Incentive plan, as amended, filed as Exhibit 10.2 to TriCo’s Form 8-K filed April 3, 2013.

10.8*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2013.

10.9*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 filed as Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.10*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 filed as Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.11*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 filed as Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.13*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 filed as Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.14*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 filed as Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.15*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.16*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.17*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith, filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.18*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.19*	Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.20*	Form of Tri-Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.21*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of the directors of TriCo Bancshares/Tri Counties Bank effective on the date that each director is first elected, filed as Exhibit 10.18 to TriCo’S Annual Report on Form 10-K for the year ended December 31, 2003.

10.22*	Form of Indemnification Agreement between TriCo Bancshares/Tri Counties Bank and each of Dan Bailey, Craig Carney, Richard O’Sullivan, Thomas Reddish, Ray Rios, and Richard Smith filed as Exhibit 10.21 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

21.1	Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES
(Registrant)

Date: August 9, 2013	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)