Form 10-Q
period 2013-09-30
TRICO BANCSHARES /
filed 2013-11-08
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: September 30, 2013

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

Common stock, no par value: 16,076,662 shares outstanding as of November 1, 2013

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At September 30,	At December 31,
	2013	2012
Assets:
Cash and due from banks	$69,173	$81,086
Cash at Federal Reserve and other banks	471,977	667,813

Cash and cash equivalents	541,150	748,899
Investment securities:
Available for sale	115,215	163,027
Held to maturity	193,262	—
Restricted equity securities	9,163	9,647
Loans held for sale	3,247	12,053
Loans	1,657,051	1,564,823
Allowance for loan losses	(39,340)	(42,648)

Total loans, net	1,617,711	1,522,175
Foreclosed assets, net	4,140	7,498
Premises and equipment, net	31,246	26,985
Cash value of life insurance	51,919	50,582
Accrued interest receivable	6,450	6,636
Goodwill	15,519	15,519
Other intangible assets, net	935	1,092
Mortgage servicing rights	6,049	4,552
Indemnification asset	861	1,997
Other assets	35,239	38,607

Total assets	$2,632,106	$2,609,269

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$656,266	$684,833
Interest-bearing	1,637,045	1,604,869

Total deposits	2,293,311	2,289,702
Accrued interest payable	937	1,036
Reserve for unfunded commitments	2,875	3,615
Other liabilities	33,667	35,122
Other borrowings	14,626	9,197
Junior subordinated debt	41,238	41,238

Total liabilities	2,386,654	2,379,910

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
16,076,662 at September 30, 2013	89,054
16,000,838 at December 31, 2012		85,561
Retained earnings	156,266	141,639
Accumulated other comprehensive income, net of tax	132	2,159

Total shareholders’ equity	245,452	229,359

Total liabilities and shareholders’ equity	$2,632,106	$2,609,269

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and dividend income:
Loans, including fees	$25,123	$25,530	$73,078	$76,251
Debt securities:
Taxable	1,742	1,443	4,022	4,790
Tax exempt	172	108	423	323
Dividends	121	12	257	39
Interest bearing cash at Federal Reserve and other banks	378	372	1,318	1,170

Total interest and dividend income	27,536	27,465	79,098	82,573

Interest expense:
Deposits	854	1,106	2,634	3,367
Other borrowings	1	395	3	1,602
Junior subordinated debt	314	333	936	1,003

Total interest expense	1,169	1,834	3,573	5,972

Net interest income	26,367	25,631	75,525	76,601
(Benefit from) provision for loan losses	(393)	532	(887)	7,899

Net interest income after provision for loan losses	26,760	25,099	76,412	68,702

Noninterest income:
Service charges and fees	6,662	5,783	19,284	17,890
Gain on sale of loans	1,083	1,430	4,967	4,317
Commissions on sale of non-deposit investment products	692	803	2,294	2,464
Increase in cash value of life insurance	531	450	1,337	1,350
Other	159	661	1,594	1,948

Total noninterest income	9,127	9,127	29,476	27,969

Noninterest expense:
Salaries and related benefits	12,861	12,362	38,712	37,614
Other	10,755	13,228	30,014	35,258

Total noninterest expense	23,616	25,590	68,726	72,872

Income before income taxes	12,271	8,636	37,162	23,799
Provision for income taxes	4,910	3,616	14,999	9,527

Net income	$7,361	$5,020	$22,163	$14,272

Earnings per share:
Basic	$0.46	$0.31	$1.38	$0.89
Diluted	$0.45	$0.31	$1.37	$0.89

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$7,361	$5,020	$22,163	$14,272
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period	83	98	(2,027)	(176)

Other comprehensive income (loss)	83	98	(2,027)	(176)

Comprehensive income	$7,444	$5,118	$20,136	$14,096

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income	Total
Balance at December 31, 2011	15,978,958	$84,079	$128,551	$3,811	$216,441
Net income			14,272		14,272
Other comprehensive loss				(176)	(176)
Stock option expense		800			800
Stock options exercised	17,000	204			204
Tax benefit of stock options exercised		21			21
Repurchase of common stock	(3,065)	(16)	(32)		(48)
Dividends paid ($0.27 per share)			(4,317)		(4,317)

Balance at September 30, 2012	15,992,893	$85,088	$138,474	$3,635	$227,197

Balance at December 31, 2012	16,000,838	$85,561	$141,639	$2,159	$229,359
Net income			22,163		22,163
Other comprehensive loss				(2,027)	(2,027)
Stock option vesting		849			849
Stock option forfeiture		(22)			(22)
Stock options exercised	248,765	3,240			3,240
Tax benefit of stock options exercised		356			356
Repurchase of common stock	(172,941)	(930)	(2,560)		(3,490)
Dividends paid ($0.31 per share)			(4,976)		(4,976)

Balance at September 30, 2013	16,076,662	$89,054	$156,266	$132	$245,452

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the nine months ended September 30,
	2013	2012
Operating activities:
Net income	$22,163	$14,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	3,229	3,221
Amortization of intangible assets	157	157
(Benefit from) provision for loan losses	(887)	7,899
Amortization of investment securities premium, net	597	907
Originations of loans for resale	(123,834)	(162,082)
Proceeds from sale of loans originated for resale	136,421	160,286
Gain on sale of loans	(4,967)	(4,317)
Change in market value of mortgage servicing rights	(311)	1,513
Provision for losses on foreclosed assets	620	1,520
Gain on sale of foreclosed assets	(1,479)	(364)
Loss on disposal of fixed assets	12	404
Increase in cash value of life insurance	(1,337)	(1,350)
Gain on life insurance death benefit	—	(600)
Stock option vesting expense	849	800
Stock option excess tax benefits	(356)	(21)
Change in:
Interest receivable	186	(326)
Interest payable	(99)	(535)
Reserve for unfunded commitments	(740)	(185)
Other assets and liabilities, net	3,408	9,563

Net cash from operating activities	33,632	30,762

Investing activities:
Proceeds from maturities of investment securities available for sale	43,768	58,395
Purchases of investment securities available for sale	—	(13,815)
Proceeds from maturities of investment securities held to maturity	1,629	—
Purchases of investment securities held to maturity	(194,942)	—
Redemption of restricted equity securities, net	484	963
Loan principal (increases) decreases, net	(39,986)	(40,098)
Loans purchased	(62,698)	—
Proceeds from sale of foreclosed assets	12,252	11,281
Improvements of foreclosed assets	—	(474)
Proceeds from sale of premises and equipment	9	33
Purchases of premises and equipment	(6,771)	(7,077)
Life insurance proceeds	706	1,611

Net cash (used in) provided from investing activities	(245,549)	10,819

Financing activities:
Net increase in deposits	3,609	11,103
Net change in other borrowings	5,429	(63,277)
Stock option excess tax benefits	356	21
Repurchase of common stock	(501)	(48)
Dividends paid	(4,976)	(4,317)
Exercise of stock options	251	156

Net cash provided (used) in financing activities	4,168	(56,362)

Net change in cash and cash equivalents	(207,749)	(14,781)

Cash and cash equivalents at beginning of period	748,899	637,275

Cash and cash equivalents at end of period	541,150	$622,494

Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$8,035	$5,816
Change in unrealized net gain on securities available for sale	$(3,498)	$(304)
Market value of shares tendered by employees in-lieu of cash to pay for exercise options and/or related taxes	$3,490	$48
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$3,672	$6,507
Cash paid for income taxes	$15,110	$7,320

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Description of Business

TriCo Bancshares is a California corporation organized to act as a bank holding company for Tri Counties Bank (the “Bank”). The Bank is a state-chartered financial institution that is engaged in the general commercial banking business in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Napa, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. Tri Counties Bank currently operates from 41 traditional branches and 24 in-store branches. The Company also formed two subsidiary business trusts, TriCo Capital Trust I and TriCo Capital Trust II (collectively, the Trusts), to issue trust preferred securities.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Tri Counties Bank. All significant intercompany balances and transactions have been eliminated. TriCo Capital Trust I and TriCo Capital Trust II, which were formed solely for the purpose of issuing trust preferred securities, are unconsolidated subsidiaries as the Company is not the primary beneficiary of the trusts and they are not considered variable interest entities. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain amounts in the consolidated financial statements for the year ended December 31, 2012 and for the three and nine months ended September 30, 2012 may have been reclassified to conform to the presentation of the condensed consolidated financial statements in 2013.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. During the nine months ended September 30, 2013, and the year ended December 31, 2012, the Company did not have any securities classified as trading. During the three months ended March 31, 2013, and the year ended December 31, 2012, the Company did not have any securities classified as held to maturity.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the nine months ended September 30, 2013, and the year ended December 31, 2012.

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

During the three months ended September 30, 2013, the Company modified its methodology used to determine the allowance for changing environmental factors. Previously, the Company compared the current value of each environmental factor to a fixed baseline value. The deviation of the current value from the baseline value was then multiplied by a conversion factor to determine the required allowance related to each environmental factor. As of September 30, 2013, the Company replaced the fixed baseline values with average baseline values derived from historical averages, and adjusted the conversion factors. This change is intended to more accurately reflect the risk inherent in the portfolio by recognizing that baseline, or normal, levels for environmental factors may change over time. This change in methodology resulted in the allowance for loan losses as of September 30, 2013 being $1,665,000 more than it would have been without this change in methodology.

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

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$100,629	$4,970	$(198)	$105,401
Obligations of states and political subdivisions	7,777	128	—	7,905
Corporate debt securities	1,873	36	—	1,909

Total securities available for sale	$110,279	$5,134	$(198)	$115,215

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$180,612	$1,299	$(2,905)	$179,006
Obligations of states and political subdivisions	12,650	—	(1,415)	11,235

Total securities available for sale	$193,262	$1,299	$(4,320)	$190,241

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$143,633	$8,068	—	$151,701
Obligations of states and political subdivisions	9,098	323	—	9,421
Corporate debt securities	1,862	43	—	1,905

Total securities available for sale	$154,593	$8,434	—	$163,027

The Company had no investment securities held to maturity at December 31, 2012.

No investment securities were sold during the nine months ended September 30, 2013 or the year ended December 31, 2012. Investment securities with an aggregate carrying value of $66,442,000 and $66,911,000 at September 30, 2013 and December 31, 2012, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

Note 3 - Investment Securities (continued)

The amortized cost and estimated fair value of debt securities at September 30, 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2013, obligations of U.S. government corporations and agencies with a cost basis totaling $281,241,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At September 30, 2013, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 5.6 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Investment Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year	$2,554	$2,594	—	—
Due after one year through five years	4,514	4,699	—	—
Due after five years through ten years	34,963	36,190	—	—
Due after ten years	68,248	71,732	$193,262	$190,241

Totals	$110,279	$115,215	$193,262	$190,241

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2013:	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
Investment Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$10,962	$(198)	—	—	$10,962	$(198)
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—

Total Investment Securities Available for Sale	$10,962	$(198)	—	—	$10,962	$(198)

Investment Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$69,193	$(2,905)	—	—	$69,193	$(2,905)
Obligations of states and political subdivisions	11,235	(1,415)	—	—	11,235	(1,415)

Total Investment Securities Held to Maturity	$80,428	$(4,320)	—	—	$80,428	$(4,320)

At December 31, 2012, the Company had no investment securities with gross unrealized losses.

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell these securities, these investments are not considered other-than-temporarily impaired. At September 30, 2013, 10 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 3.73% from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell these securities, these investments are not considered other-than-temporarily impaired. At September 30, 2013, 14 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 11.19% from the Company’s amortized cost basis.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	September 30, 2013
			PCI -	PCI -
	Originated	PNCI	Cash basis	Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$128,974	$61,808	—	$6,347	$197,129
Commercial	801,570	62,104	—	30,672	894,346

Total mortgage loan on real estate	930,544	123,912	—	37,019	1,091,475
Consumer:
Home equity lines of credit	321,512	14,367	$6,452	4,017	346,348
Home equity loans	12,845	281	49	555	13,730
Auto Indirect	1,351	—	—	—	1,351
Other	26,106	2,101	—	75	28,282

Total consumer loans	361,814	16,749	6,501	4,647	389,711
Commercial	126,034	775	25	6,782	133,616
Construction:
Residential	26,369	—	—	1,232	27,601
Commercial	14,074	—	—	574	14,648

Total construction	40,443	—	—	1,806	42,249

Total loans, net of deferred loan fees	$1,458,835	$141,436	$6,526	$50,254	$1,657,051

Total principal balance of loans owed, net of charge-offs	$1,462,146	$150,042	$17,398	$62,239	$1,691,825
Unamortized net deferred loan fees	(3,311)				(3,311)
(Discounts) premiums, net, to principal balance of loans owed, net of charge-offs	—	(8,606)	(10,872)	(11,985)	(31,463)

Total loans, net of unamortized deferred loan fees	$1,458,835	$141,436	$6,526	$50,254	$1,657,051

Noncovered loans	$1,458,835	$141,436	$6,526	$19,685	$1,626,482
Covered loans	—	—	—	30,569	30,569

Total loans, net of unamortized deferred loan fees	$1,458,835	$141,436	$6,526	$50,254	$1,657,051

Allowance for loan losses	$(32,307)	$(2,800)	$(899)	$(3,334)	$(39,340)

Note 4 – Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2012
			PCI -	PCI -
	Originated	PNCI	Cash basis	Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$121,255	$5,413	—	$5,016	$131,684
Commercial	775,124	72,090	$1,289	29,943	878,446

Total mortgage loan on real estate	896,379	77,503	1,289	34,959	1,010,130
Consumer:
Home equity lines of credit	311,671	16,788	7,612	5,954	342,025
Home equity loans	13,011	342	49	155	13,557
Auto Indirect	3,816	—	—	—	3,816
Other	24,263	2,418	—	32	26,713

Total consumer loans	352,761	19,548	7,661	6,141	386,111
Commercial	125,122	869	22	9,515	135,528
Construction:
Residential	11,877	—	—	6,582	18,459
Commercial	11,196	—	—	3,399	14,595

Total construction	23,073	—	—	9,981	33,054

Total loans, net of deferred loan fees	$1,397,335	$97,920	$8,972	$60,596	$1,564,823

Total principal balance of loans owed, net of charge-offs	$1,400,147	$111,286	$20,621	$75,277	$1,607,331
Unamortized net deferred loan fees	(2,812)	—	—	—	(2,812)
(Discounts) premiums, net, to principal balance of loans owed, net of charge-offs	—	(13,366)	(11,649)	(14,681)	(39,696)

Total loans, net of unamortized deferred loan fees	$1,397,335	$97,920	$8,972	$60,596	$1,564,823

Noncovered loans	$1,397,335	$97,920	$8,972	$18,708	$1,522,935
Covered loans	—	—	—	41,888	41,888

Total loans, net of unamortized deferred loan fees	$1,397,335	$97,920	$8,972	$60,596	$1,564,823

Allowance for loan losses	$(35,769)	$(1,969)	$(1,054)	$(3,856)	$(42,648)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2013	2012	2013	2012
Change in accretable yield:
Balance at beginning of period	$19,727	$23,732	$22,337	$25,145
Accretion to interest income	(1,656)	(2,037)	(4,847)	(5,921)
Reclassification from nonaccretable difference	1,850	2,385	2,431	4,857

Balance at end of period	$19,921	$24,080	$19,921	$24,080

Throughout these consolidated financial statements, and in particular in this Note 4 and Note 5, when we refer to “Loans” or “Allowance for loan losses” we mean all categories of loans, including Originated, PNCI, PCI – cash basis, and PCI - other. When we are not referring to all categories of loans, we will indicate which we are referring to – Originated, PNCI, PCI – cash basis, or PCI - other.

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three months ended September 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,231	$8,764	$18,710	$1,109	$114	$567	$4,929	$1,288	$887	$39,599
Charge-offs	(4)	(23)	(331)	(30)	(9)	(239)	(318)	—	(31)	(985)
Recoveries	154	295	304	3	34	199	108	2	20	1,119
(Benefit) provision	(190)	704	(871)	(50)	(58)	7	(234)	157	142	(393)

Ending balance	$3,191	$9,740	$17,812	$1,032	$81	$534	$4,485	$1,447	$1,018	$39,340

	Allowance for Loan Losses – As of and nine months ended September 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,523	$8,782	$21,367	$1,155	$243	$696	$4,703	$1,400	$779	$42,648
Charge-offs	(46)	(1,712)	(1,843)	(56)	(67)	(724)	(1,143)	(20)	(92)	(5,703)
Recoveries	345	965	809	29	180	601	244	63	46	3,282
(Benefit) provision	(631)	1,705	(2,521)	(96)	(275)	(39)	681	4	285	(887)

Ending balance	$3,191	$9,740	$17,812	$1,032	$81	$534	$4,485	$1,447	$1,018	$39,340

Ending balance:
Individ. evaluated for impairment	$623	$1,446	$1,554	$49	$2	$6	$678	$91	$9	$4,458

Loans pooled for evaluation	$2,235	$7,748	$15,259	$983	$79	$521	$2,450	$723	$653	$30,649

Loans acquired with deteriorated credit quality	$333	$546	$999	—	—	$7	$1,358	$633	$356	$4,233

	Loans, net of unearned fees – As of September 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$197,129	$894,346	$346,348	$13,730	$1,351	$28,282	$133,616	$27,601	$14,648	$1,657,051

Individ. evaluated for impairment	$7,013	$69,373	$7,664	$551	$66	$94	$3,333	$2,872	$252	$91,218

Loans pooled for evaluation	$183,769	$794,301	$328,215	$12,575	$1,285	$28,113	$123,476	$23,497	$13,822	$1,509,053

Loans acquired with deteriorated credit quality	$6,347	$30,672	$10,469	$604	—	$75	$6,807	$1,232	$574	$56,780

	Allowance for Loan Losses – As of and year ended December 31, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,404	$13,217	$18,258	$1,101	$215	$932	$6,545	$1,817	$1,425	$45,914
Charge-offs	(1,558)	(3,457)	(8,042)	(385)	(83)	(1,202)	(1,251)	(406)	(100)	(16,484)
Recoveries	147	1,020	398	100	215	860	643	412	—	3,795
Provision (benefit)	2,530	(1,998)	10,753	339	(104)	106	(1,234)	(423)	(546)	9,423

Ending balance	$3,523	$8,782	$21,367	$1,155	$243	$696	$4,703	$1,400	$779	$42,648

Ending balance:
Individ. evaluated for impairment	$631	$515	$2,264	$81	$5	$47	$840	$11	$111	$4,505

Loans pooled for evaluation	$2,526	$8,026	$17,862	$995	$238	$649	$2,342	$430	$165	$33,233

Loans acquired with deteriorated credit quality	$366	$241	$1,241	$79	—	—	$1,521	$959	$503	$4,910

Note 5 – Allowance for Loan Losses (continued)

	Loans, net of unearned fees – As of December 31, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$131,684	$878,446	$342,025	$13,557	$3,816	$26,713	$135,528	$18,459	$14,595	$1,564,823

Individ. evaluated for impairment	$6,586	$71,077	$10,056	$528	$197	$121	$8,562	$3,596	$607	$101,330

Loans pooled for evaluation	$120,082	$776,137	$318,403	$12,825	$3,619	$26,560	$117,429	$8,281	$10,589	$1,393,925

Loans acquired with deteriorated credit quality	$5,016	$31,232	$13,566	$204	—	$32	$9,537	$6,582	$3,399	$69,568

	Allowance for Loan Losses – Three months ended September 30, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,458	$9,566	$21,602	$1,159	$433	$621	$5,694	$1,679	$1,637	$45,849
Charge-offs	(370)	(340)	(1,636)	(12)	(12)	(280)	(625)	—	(93)	(3,368)
Recoveries	—	181	160	6	72	211	91	412	—	1,133
Provision (benefit)	492	630	1,176	100	(161)	132	(389)	(802)	(646)	532

Ending balance	$3,580	$10,037	$21,302	$1,253	$332	$684	$4,771	$1,289	$898	$44,146

	Allowance for Loan Losses – As of and nine months ended September 30, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,404	$13,217	$18,258	$1,101	$215	$932	$6,545	$1,817	$1,425	$45,914
Charge-offs	(918)	(2,008)	(6,739)	(170)	(83)	(928)	(1,202)	(362)	(68)	(12,478)
Recoveries	27	999	307	15	171	653	227	412	—	2,811
Provision	2,067	(2,171)	9,476	307	29	27	(799)	(578)	(459)	7,899

Ending balance	$3,580	$10,037	$21,302	$1,253	$332	$684	$4,771	$1,289	$898	$44,146

Ending balance:
Individ. evaluated for impairment	$794	$1,234	$2,140	$174	$9	$45	$773	$40	$550	$5,759

Loans pooled for evaluation	$2,415	$8,239	$17,899	$999	$324	$640	$2,445	$465	$81	$33,507

Loans acquired with deteriorated credit quality	$371	$564	$1,263	$79	—	—	$1,553	$783	$267	$4,880

	Loans, net of unearned fees – As of September 30, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$134,041	$873,391	$342,898	$14,270	$5,067	$26,609	$145,469	$18,332	$15,570	$1,575,647

Individ. evaluated for impairment	$9,285	$68,887	$9,946	$683	$260	$136	$8,696	$4,126	$6,955	$108,974

Loans pooled for evaluation	$118,702	$771,971	$318,987	$13,383	$4,807	$26,450	$124,487	$6,448	$5,089	$1,390,324

Loans acquired with deteriorated credit quality	$6,054	$32,533	$13,965	$204	—	$23	$12,286	$7,758	$3,526	$76,349

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

The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:

•	Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•	Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.

•	Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.

•	Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

•	Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

The following tables present ending loan balances by loan category and risk grade as of the dates indicated:

	Credit Quality Indicators – As of September 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$120,824	$731,319	$308,997	$11,827	$1,051	$25,462	$121,901	$22,205	$13,268	$1,356,854
Special mention	968	20,660	2,731	217	157	529	740	98	520	26,620
Substandard	7,182	49,591	9,784	801	143	115	3,393	4,066	286	75,361

Total Originated loans	$128,974	$801,570	$321,512	$12,845	$1,351	$26,106	$126,034	$26,369	$14,074	$1,458,835

PNCI loans:
Pass	$61,123	$55,446	$13,466	$281	—	$2,039	$450	—	—	$132,805
Special mention	—	3,060	177	—	—	24	325	—	—	3,586
Substandard	685	3,598	724	—	—	38	—	—	—	5,045

Total PNCI loans	$61,808	$62,104	$14,367	$281	—	$2,101	$775	—	—	$141,436

PCI loans	$6,347	$30,672	$10,469	$604	—	$75	$6,807	$1,232	$574	$56,780

Total loans	$197,129	$894,346	$346,348	$13,730	$1,351	$28,282	$133,616	$27,601	$14,648	$1,657,051

	Credit Quality Indicators – As of December 31, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$108,946	$686,593	$291,701	$11,892	$2,949	$23,154	$113,595	$7,744	$10,221	$1,256,795
Special mention	3,122	21,184	6,955	555	531	958	3,224	285	356	37,170
Substandard	9,187	67,347	13,015	564	336	151	8,303	3,848	619	103,370

Total Originated loans	$121,255	$775,124	$311,671	$13,011	$3,816	$24,263	$125,122	$11,877	$11,196	$1,397,335

PNCI loans:
Pass	$4,968	$64,917	$15,915	$342	—	$2,240	$848	—	—	$89,230
Special mention	—	5,249	193	—	—	104	21	—	—	5,567
Substandard	436	1,924	680	—	—	74	—	—	—	3,114
Loss	9	—	—	—	—	—	—	—	—	9

Total PNCI loans	$5,413	$72,090	$16,788	$342	—	$2,418	$869	—	—	$97,920

PCI loans	$5,016	$31,232	$13,566	$204	—	$32	$9,537	$6,582	$3,399	$69,568

Total loans	$131,684	$878,446	$342,025	$13,557	$3,816	$26,713	$135,528	$18,459	$14,595	$1,564,823

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

Note 5 – Allowance for Loan Losses (continued)

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of September 30, 2013
(In thousands)	RE Mortgage		Home Equity		Auto	Other		Construction
Originated loan balance:	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Past due:
30-59 Days	$184	$5,323	$3,258	$67	$38	$28	$372	$107	$49	$9,426
60-89 Days	1,023	2,887	987	90	—	2	939	232	198	6,358
> 90 Days	176	7,234	2,007	254	40	10	125	19	68	9,933

Total past due	1,383	15,444	6,252	411	78	40	1,436	358	315	25,717
Current	127,591	786,126	315,260	12,434	1,273	26,066	124,598	26,011	13,759	1,433,118

Total Originated loans	$128,974	$801,570	$321,512	$12,845	$1,351	$26,106	$126,034	$26,369	$14,074	$1,458,835

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$4,353	$38,241	$6,098	$490	$59	$28	$1,152	$2,588	$252	$53,261

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of September 30, 2013
(In thousands)	RE Mortgage		Home Equity		Auto	Other		Construction
PNCI loan balance:	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Past due:
30-59 Days	—	$514	—	—	—	—	—	—	—	$514
60-89 Days	—	1,883	$38	—	—	—	—	—	—	1,921
> 90 Days	—	10	—	—	—	—	—	—	—	10

Total past due	—	2,407	38	—	—	—	—	—	—	2,445
Current	$61,808	59,697	14,329	$281	—	$2,101	$775	—	—	138,991

Total PNCI loans	$61,808	$62,104	$14,367	$281	—	$2,101	$775	—	—	$141,436

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$265	$800	$494	—	—	$38	—	—	—	$1,597

Note 5 – Allowance for Loan Losses (continued)

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2012
(In thousands)	RE Mortgage		Home Equity		Auto	Other		Construction
Originated loan balance:	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Past due:
30-59 Days	$1,702	$2,695	$3,371	$67	$77	$67	$1,848	$309	—	$10,136
60-89 Days	278	1,578	819	33	40	40	138	—	—	2,926
> 90 Days	674	13,829	3,395	217	79	14	4,782	42	$94	23,126

Total past due	2,654	18,102	7,585	317	196	121	6,768	351	94	36,188
Current	118,601	757,022	304,086	12,694	3,620	24,142	118,354	11,526	11,102	1,361,147

Total Originated loans	$121,255	$775,124	$311,671	$13,011	$3,816	$24,263	$125,122	$11,877	$11,196	$1,397,335

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$4,781	$37,220	$8,486	$465	$174	$49	$6,750	$3,312	$532	$61,769

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2012
(In thousands)	RE Mortgage		Home Equity		Auto	Other		Construction
PNCI loan balance:	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
Past due:
30-59 Days	$1,024	$500	$124	—	—	$31	—	—	—	$1,679
60-89 Days	—	—	63	—	—	—	—	—	—	63
> 90 Days	43	148	157	—	—	—	—	—	—	348

Total past due	1,067	648	344	—	—	31	—	—	—	2,090
Current	4,346	71,442	16,444	$342	—	2,387	$869	—	—	95,830

Total PNCI loans	$5,413	$72,090	$16,788	$342	—	$2,418	$869	—	—	$97,920

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$113	$1,218	$403	—	—	$42	—	—	—	$1,776

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

	Impaired Originated Loans – As of September 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$4,195	$61,418	$3,938	$442	$61	$19	$1,161	$2,588	$68	$73,890

Unpaid principal	$6,320	$67,314	$7,445	$1,131	$135	$32	$1,182	$7,345	$68	$90,972

Average recorded investment	$3,911	$61,375	$4,543	$415	$120	$19	$2,802	$1,837	$137	$75,159

Interest income recognized	$246	$2,644	$268	$21	$10	$2	$61	$81	$1	$3,334

With an allowance recorded:
Recorded investment	$2,468	$6,990	$3,232	$109	$5	$9	$2,158	$284	$184	$15,439

Unpaid principal	$2,510	$7,670	$3,703	$161	$7	$10	$3,063	$284	$426	$17,834

Related allowance	$480	$1,293	$1,350	$49	$2	$3	$678	$91	$9	$3,955

Average recorded investment	$2,304	$5,568	$3,722	$126	$19	$12	$2,519	$1,438	$242	$15,950

Interest income recognized	$93	$388	$109	$8	—	$1	$155	$14	$16	$784

Note 5 – Allowance for Loan Losses (continued)

The following tables show the recorded investment (financial statement balance), unpaid principal balance, average recorded investment, and interest income recognized for impaired Originated and PNCI loans, segregated by those with no related allowance recorded and those with an allowance recorded for the periods indicated.

	Impaired PNCI Loans – As of September 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	—	$800	$290	—	—	$38	$14	—	—	$1,142

Unpaid principal	—	$2,893	$342	—	—	$46	$14	—	—	$3,295

Average recorded investment	—	$1,088	$367	—	—	$30	$4	—	—	$1,489

Interest income recognized	—	$154	$19	—	—	$4	—	—	—	$177

With an allowance recorded:
Recorded investment	$350	$165	$204	—	—	$28	—	—	—	$747

Unpaid principal	$366	$165	$214	—	—	$28	—	—	—	$773

Related allowance	$193	$133	$179	—	—	$10	—	—	—	$515

Average recorded investment	$276	$292	$121	—	—	$40	—	—	—	$729

Interest income recognized	$18	$7	$9	—	—	$1	—	—	—	$35

	Impaired Originated Loans – As of December 31, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consumer	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,520	$66,031	$4,241	$361	$163	$19	$4,238	$3,554	$284	$82,411

Unpaid principal	$5,349	$70,709	$6,691	$781	$311	$40	$4,613	$8,227	$484	$97,205

Average recorded investment	$6,329	$61,299	$4,311	$329	$263	$42	$7,500	$3,505	$517	$84,095

Interest income recognized	$71	$2,513	$58	$1	$3	—	$73	$20	$10	$2,749

With an allowance recorded:
Recorded investment	$2,867	$3,258	$5,412	$167	$34	$30	$4,324	$42	$323	$16,457

Unpaid principal	$3,432	$3,556	$7,103	$396	$51	$32	$4,992	$42	$523	$20,127

Related allowance	$603	$352	$2,237	$81	$5	$12	$840	$11	$111	$4,252

Average recorded investment	$3,890	$7,841	$6,331	$317	$102	$49	$2,800	$1,543	$6,570	$29,443

Interest income recognized	$67	$129	$103	$16	$1	$1	$100	$6	$5	$428

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

At September 30, 2013, $54,551,000 of Originated loans were TDR and classified as impaired. The Company had obligations to lend $50,000 of additional funds on these TDR as of September 30, 2013. At September 30, 2013, $928,000 of PNCI loans and $87,000 of PCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of September 30, 2013.

At December 31, 2012, $57,223,000 of Originated loans were TDR and classified as impaired. The Company had obligations to lend $137,000 of additional funds on these TDR as of December 31, 2012. At December 31, 2012, $950,000 of PNCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of December 31, 2012.

The following table shows certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the period indicated:

	TDR Information for the Three Months Ended September 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	4	1	3	—	—	—	5	—	—	13
Pre-modification out-standing principal balance	$607	$25	$480	—	—	—	$113	—	—	$1,225
Post-modification out-standing principal balance	$607	$26	$482	—	—	—	$114	—	—	$1,229
Financial impact due to troubled debt restructure taken as additional provision	—	$4	$27	—	—	—	$30	—	—	$61
Number that defaulted during the period	—	3	2	—	—	—	—	—	—	5
Recorded investment of TDRs that defaulted during the period	—	$674	$100	—	—	—	—	—	—	$774
Financial impact due to the default of previous troubled debt restructure taken as charge-offs or additional provisions	—	—	$7	—	—	—	—	—	—	$7

Note 5 – Allowance for Loan Losses (Continued)

The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the Nine Months Ended September 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	6	7	10	—	—	—	7	—	—	30
Pre-modification out-standing principal balance	$1,039	$4,580	$1,062	—	—	—	$221	—	—	$6,902
Post-modification out-standing principal balance	$1,043	$4,581	$1,069	—	—	—	$222	—	—	$6,915
Financial impact due to troubled debt restructure taken as additional provision	$151	$26	$220	—	—	—	$88	—	—	$485
Number that defaulted during the period	2	7	2	—	—	—	3	1	—	15
Recorded investment of TDRs that defaulted during the period	$181	$1,065	$100	—	—	—	$1,297	$73	—	$3,256
Financial impact due to the default of previous troubled debt restructure taken as charge-offs or additional provisions	$(3)	—	$7	—	—	—	—	$5	—	$9

	TDR Information for the Three Months Ended September 30, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(Dollars in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	1	4	2	—	—	—	2	1	—	10
Pre-modification out-standing principal balance	$101	$609	$146	—	—	—	$249	$86	—	$1,191
Post-modification out-standing principal balance	$101	$609	$150	—	—	—	$249	$97	—	$1,206
Financial Impact due to troubled debt restructure taken as additional provision	—	$154	—	—	—	—	$158	—	—	$312
Number that defaulted during the period	—	1	2	—	—	—	—	—	2	5
Recorded investment of TDRs that defaulted during the period	—	$625	$169	—	—	—	—	—	$217	$1,011
Financial Impact due to the default of previous troubled debt restructure taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

Note 5 – Allowance for Loan Losses (Continued)

The following table shows certain information regarding TDRs that occurred during the period indicated:

	TDR Information for the Nine Months Ended September 30, 2012
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	4	14	10	—	—	1	3	3	—	35
Pre-modification out-standing principal balance	$822	$3,220	$1,398	—	—	$38	$498	$317	—	$6,293
Post-modification out-standing principal balance	$842	$3,182	$1,471	—	—	$38	$498	$328	—	$6,359
Financial impact due to troubled debt restructure taken as additional provision	$(11)	$212	$60	—	—	—	$158	—	—	$419
Number that defaulted during the period	1	8	3	1	—	—	2	1	3	19
Recorded investment of TDRs that defaulted during the period	$112	$4,303	$443	$46	—	—	$1,124	$97	$256	$6,381
Financial impact due to the default of previous troubled debt restructure taken as charge-offs or additional provisions	—	—	$(13)	$(1)	—	—	$50	—	—	$36

Modifications classified as Troubled Debt Restructurings can include one or a combination of the following:

•	Rate modifications

•	Term extensions

•	Interest only modifications, either temporary or long-term

•	Payment modifications

•	Collateral substitutions/additions

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$5,957	$1,541	$7,498	$13,268	$3,064	$16,332
Additions/transfers from loans	7,542	493	8,035	5,657	633	6,290
Dispositions/sales	(10,004)	(769)	10,773)	(10,073)	(844)	(10,917)
Valuation adjustments	(539)	(81)	(620)	(1,059)	(461)	(1,520)

Ending balance, net	$2,956	$1,184	$4,140	$7,793	$2,392	$10,185

Ending valuation allowance	$(587)	$(340)	$(927)	$(1,385)	$(846)	$(2,231)

Ending number of foreclosed assets	26	5	31	42	8	50

Proceeds from sale of foreclosed assets	$11,383	$869	$12,252	$10,271	$1,010	$11,281

Gain (loss) on sale of foreclosed assets	$1,379	$100	$1,479	$198	$166	$364

Note 7 - Premises and Equipment

Premises and equipment were comprised of:

	September 30,	December 31,
	2013	2012
	(In thousands)
Land & land improvements	$5,922	$5,929
Buildings	30,082	23,090
Furniture and equipment	27,590	25,877

	63,594	54,896
Less: Accumulated depreciation	(32,393)	(32,101)

	31,201	22,795
Construction in progress	45	4,190

Total premises and equipment	$31,246	$26,985

Depreciation expense for premises and equipment amounted to $1,014,000 and $820,000 for the three months ended September 30, 2013 and 2012, respectively. Depreciation expense for premises and equipment amounted to $2,489,000 and $2,450,000 for the nine months ended September 30, 2013 and 2012, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Nine months ended September 30,
	2013	2012
Beginning balance	$50,582	$50,403
Increase in cash value of life insurance	1,337	1,350
Gain on life insurance death benefit	—	600
Death benefit	—	(1,611)

Ending balance	$51,919	$50,742

End of period death benefit	$95,206	$95,132
Number of policies owned	133	136
Insurance companies used	6	6
Current and former employees and directors covered	36	37

As of September 30, 2013, the Bank was the owner and beneficiary of 133 life insurance policies, issued by six life insurance companies, covering 36 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insureds that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these consolidated financial statements for additional information on of JBAs.

Note 9 - Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated.

	September 30,			December 31,
(In thousands)	2013	Additions	Reductions	2012
Goodwill	$15,519	—	—	$15,519

The following table summarizes the Company’s core deposit intangibles as of the dates indicated.

	September 30,			December 31,
(In thousands)	2013	Additions	Reductions	2012
Core deposit intangibles	$1,460	—	—	$1,460
Accumulated amortization	(525)	—	$(157)	(368)

Core deposit intangibles, net	$935	—	$(157)	$1,092

Note 9 - Goodwill and Other Intangible Assets (continued)

The Company recorded additions to core deposit intangibles of $898,000 and $562,000 in conjunction with the Citizens and Granite acquisition on September 23, 2011 and May 28, 2010, respectively. The following table summarizes the Company’s estimated core deposit intangible amortization (in thousands):

Estimated Core Deposit
Years Ended	Intangible Amortization
2013	$209
2014	209
2015	209
2016	209
2017	209
2018	47

Note 10 - Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Mortgage servicing rights:
Balance at beginning of period	$5,571	$4,757	$4,552	$4,603
Additions	298	409	1,187	1,395
Change in fair value	180	(681)	310	(1,513)

Balance at end of period	$6,049	$4,485	$6,049	$4,485

Servicing, late and ancillary fees received	$428	$389	$1,261	$1,140
Balance of loans serviced at:
Beginning of period	$682,176	$628,674	$666,512	$598,185
End of period	$683,910	$642,110	$683,910	$642,110
Weighted-average prepayment speed (CPR)			11.0%	20.9%
Discount rate			10.0%	10.0%

The changes in fair value of MSRs that occurred during the three and nine months ended September 30, 2013 and 2012 were mainly due to principal reductions and changes in estimated life of the MSRs.

Note 11 - Indemnification Asset

A summary of the activity in the balance of indemnification asset follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$1,441	$4,046	$1,997	$4,405
Effect of actual covered losses and change in estimated future covered losses	(505)	(87)	(783)	241
Reimbursable expenses (revenue), net	51	2	(42)	12
Payments received	(126)	(1,476)	(311)	(2,173)

Ending balance	$861	$2,485	$861	$2,485

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	September 30,	December 31,
	2013	2012
Deferred tax asset, net	$29,046	$28,935
Prepaid expense including FDIC assessment and taxes	1,787	3,455
Software	1347	1,550
Life insurance proceeds receivable	—	706
Advanced compensation	1,253	1,440
TriCo Capital Trust I & II	1,238	1,238
Miscellaneous other assets	568	1,283

Total other assets	$35,239	$38,607

Note 13 - Deposits

A summary of the balances of deposits follows (in thousands):

	September 30,	December 31,
	2013	2012
Noninterest-bearing demand	$656,266	$684,833
Interest-bearing demand	524,897	503,465
Savings	811,182	762,924
Time certificates, $100,000 and over	163,033	180,195
Other time certificates	137,933	158,285

Total deposits	$2,293,311	$2,289,702

Certificate of deposit balances of $5,000,000 and $5,000,000 from the State of California were included in time certificates, $100,000 and over, at September 30, 2013 and December 31, 2012, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,255,000 and $1,408,000 were classified as consumer loans at September 30, 2013 and December 31, 2012, respectively.

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$3,210	$2,590	$3,615	$2,740
Provision for losses – unfunded commitments	(335)	(35)	(740)	(185)

Balance at end of period	$2,875	$2,555	$2,875	$2,555

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	September 30,	December 31,
	2013	2012
Deferred compensation	$7,158	$7,738
Supplemental retirement	17,275	16,345
Joint beneficiary agreements	2,951	2,736
Accrued legal settlement	—	2,090
Miscellaneous other liabilities	6,283	6,213

Total other liabilities	$33,667	$35,122

Note 16 - Other Borrowings

A summary of the balances of other borrowings follows:

	September 30,	December 31,
(In thousands)	2013	2012
Other collateralized borrowings, fixed rate, as of September 30, 2013 of 0.05% payable on October 1, 2013	$14,626	$9,197

Total other borrowings	$14,626	$9,197

The Company had $14,626,000 and $9,197,000 of other collateralized borrowings at September 30, 2013 and December 31, 2012, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of September 30, 2013, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $19,105,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at September 30, 2013, this line provided for maximum borrowings of $592,200,000 of which none was outstanding, leaving $592,200,000 available. As of September 30, 2013, the Company has designated loans totaling $1,084,690,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. As of September 30, 2013, this line provided for maximum borrowings of $109,408,000 of which none was outstanding, leaving $109,408,000 available. As of September 30, 2013, the Company has designated investment securities with fair value of $50,000 and loans totaling $139,198,000 as potential collateral under this collateralized line of credit with the FRB.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $10,000,000 for federal funds transactions at September 30, 2013.

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

The debentures issued by TriCo Capital Trust I and TriCo Capital Trust II, less the common securities of TriCo Capital Trust I and TriCo Capital Trust II, continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System (Federal Reserve Board). As of September 30, 2013, the interest rates on the junior subordinated debentures issued by TriCo Capital Trust I and II were 3.32% and 2.81%, respectively.

Note 18 - Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the Federal Reserve Bank) of $33,755,000 and $31,594,000 were maintained to satisfy Federal regulatory requirements at September 30, 2013 and December 31, 2012, respectively. These reserves are included in cash and due from banks in the accompanying balance sheets.

Lease Commitments— The Company leases 48 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.

Note 18 - Commitments and Contingencies (continued)

At December 31, 2012, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating
Leases
(In thousands)
2013	$2,772
2014	2,417
2015	1,536
2016	954
2017	617
Thereafter	1,312

Future minimum lease payments	$9,608

Rent expense under operating leases was $1,071,000 and $1,054,000 during the three months ended September 30, 2013 and 2012, respectively. Rent expense under operating leases was $3,257,000 and $3,205,000 during the nine months ended September 30, 2013 and 2012, respectively.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(In thousands)	September 30,	December 31,
	2013	2012
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$119,638	$123,517
Consumer loans	356,850	369,467
Real estate mortgage loans	31,926	27,959
Real estate construction loans	22,003	36,311
Standby letters of credit	2,013	2,905
Deposit account overdraft privilege	70,424	69,675

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

Note 18 - Commitments and Contingencies (continued)

Legal Proceedings—The Bank owns 10,214 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4206 per Class A share. As of September 30, 2013, the value of the Class A shares was $191.10 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Company was $821,000 as of September 30, 2013, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On September 27, 2012, the Company announced that the Bank entered into a tentative settlement with a former employee who filed a class action lawsuit against the Bank in the Superior Court of California, Kern County on behalf of herself and a putative class of current and former Bank employees serving as assistant branch managers seeking undisclosed damages, alleging that the Bank improperly classified its assistant branch managers as exempt employees under California laws. The lawsuit alleges claims for: failure to pay overtime compensation; failure to provide meal periods; failure to provide rest periods; failure to provide accurate wage statements; failure to provide suitable seating; declaratory relief; accounting; and unfair business practices in violation of California Business and Professions Code section 17200. On September 26, 2012, after efforts to mediate the claim, the Bank and the former employee agreed to settle the case in an amount ranging from $2,039,500 to $2,500,000, depending primarily on the number of class participants who file claims, and pending final approval by the court, including determination of the method to allocate settlement payments among current and former employees who are members of the defined settlement class, and the portion of the total settlement allocable to attorney’s fees and costs to plaintiff’s counsel. On September 26, 2012, the Bank recorded a $2,090,000 expense and accrued liability in anticipation of approval of this settlement by the court and estimated related payroll taxes. On May 7, 2013, the court preliminariy approved the settlement. On August 27, 2013, the court approved a final settlement agreement for $2,429,000, and the Bank recorded an additional $339,000 expense and accrued liaibility related to this matter. During September 2013, the Bank paid the settlement amount.

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

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $6,080,000 and $6,872,000 during the nine months ended September 30, 2013 and 2012, respectively. The Bank is regulated by the FDIC and the State of California Department of Business Oversight. Absent approval from the Commissioner of Business Oversight of California, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.

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

Note 19 – Shareholders’ Equity (continued)

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of September 30, 2013, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the nine months ended September 30, 2013, 172,941 shares of the Company’s common stock with a market value of $3,490,000 were tendered in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not counted in the total of stock repurchased under the stock repurchase plan announced August 21, 2007.

Note 20 - Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit awards and stock appreciation rights. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of September 30, 2013, 710,500 options for the purchase of common shares remain outstanding, and 927,500 remain available for grant, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of September 30, 2013, 571,170 options for the purchase of common shares remain outstanding under the 2001 Plan. No new options may be granted under the 2001 Plan.

Stock option activity is summarized in the following table for the time period indicated:

			Weighted	Weighted
			Average	Average Fair
	Number	Option Price	Exercise	Value on
	of Shares	per Share	Price	Date of Grant
Outstanding at December 31, 2012	1,393,935	$12.60 to $25.91	$17.07
Options granted	144,500	$16.59 to $19.46	$19.31	$8.91
Options exercised	(248,765)	$12.60 to $20.58	$13.03
Options forfeited	(8,000)	$22.54 to $25.91	$24.23
Outstanding at September 30, 2013	1,281,670	$12.63 to $25.91	$18.06

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of September 30, 2013:

	Currently	Currently Not	Total
	Exercisable	Exercisable	Outstanding
Number of options	825,570	456,100	1,281,670
Weighted average exercise price	$18.86	$16.63	$18.06
Intrinsic value (in thousands)	$3,395	$2,806	$6,201
Weighted average remaining contractual term (yrs.)	4.0	8.5	5.6

The 456,100 options that are currently not exercisable as of September 30, 2013 are expected to vest, on a weighted-average basis, over the next 3.2 years, and the Company is expected to recognize $2,906,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2012 or the nine months ended September 30, 2013.

Note 21 - Noninterest Income and Expenses

The components of other noninterest income were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Service charges on deposit accounts	$3,353	$3,617	$9,770	$10,788
ATM and interchange fees	2,132	1,877	6,240	5,722
Other service fees	562	567	1,683	1,740
Mortgage banking service fees	434	403	1,280	1,154
Change in value of mortgage servicing rights	181	(681)	311	(1,514)

Total service charges and fees	6,662	5,783	19,284	17,890

Gain on sale of loans	1,083	1,430	4,967	4,317
Commissions on sale of non-deposit investment products	692	803	2,294	2,464
Increase in cash value of life insurance	531	450	1,337	1,350
Change in indemnification asset	(461)	(94)	(876)	215
Gain on sale of foreclosed assets	313	419	1,479	364
Sale of customer checks	97	90	280	256
Lease brokerage income	75	80	273	228
Gain (loss) on disposal of fixed assets	2	(16)	(12)	(404)
Commission rebates	—	(17)	—	(51)
Gain on life insurance death benefit	—	—	—	600
Other	133	199	166	740

Total other noninterest income	2,465	3,344	10,192	10,079

Total noninterest income	$9,127	$9,127	$29,476	$27,969

The components of noninterest expense were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Base salaries, net of deferred loan origination costs	$8,716	$8,337	$25,572	$24,769
Incentive compensation	1,166	1,254	3,751	3,976
Benefits and other compensation costs	2,979	2,771	9,389	8,869

Total salaries and benefits expense	12,861	12,362	38,712	37,614

Occupancy	1,925	1,851	5,337	5,424
Equipment	1,089	1,138	3,036	3,381
Data processing and software	1,184	1,017	3,542	3,589
ATM network charges	626	529	1,801	1,628
Telecommunications	629	553	1,741	1,675
Postage	269	230	633	704
Courier service	217	270	639	715
Advertising	492	710	1,232	2,071
Assessments	572	590	1,721	1,786
Operational losses	137	171	376	430
Professional fees	741	832	1,885	1,946
Foreclosed assets expense	48	284	310	1,076
Provision for foreclosed asset losses	47	433	620	1,520
Change in reserve for unfunded commitments	(335)	(35)	(740)	(185)
Intangible amortization	53	52	157	157
Legal settlement	339	2,090	339	2,090
Other	2,722	2,513	7,385	7,251

Total other noninterest expense	10,755	13,228	30,014	35,258

Total noninterest expense	$23,616	$25,590	$68,726	$72,872

Note 22 - Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.7%	6.9%	6.7%	6.6%
Tax-exempt interest on municipal obligations	(0.5%)	(0.4%)	(0.4%)	(0.5%)
Increase in cash value of insurance policies	(1.5%)	(1.8%)	(1.3%)	(2.0%)
Other	0.3%	2.2%	0.4%	0.9%

Effective Tax Rate	40.0%	41.9%	40.4%	40.0%

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net income	$7,361	$5,020	$22,163	$14,272
Average number of common shares outstanding	16,074	15,993	16,035	15,989
Effect of dilutive stock options	156	59	117	61

Average number of common shares outstanding used to calculate diluted earnings per share	16,230	16,052	16,152	16,050

Options excluded from diluted earnings per share because the effect of these options was antidilutive	171	992	544	967

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

	Three months ended		Nine months ended
	September 30,		September, 30
	2013	2012	2013	2012
(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$144	$168	$(3,498)	$(304)
Tax effect	(61)	(70)	1,471	128

Unrealized holding gains (losses) on available-for-sale securities, net of tax	$83	$98	$(2,027)	$(176)

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	September 30,	December 31,
	2013	2012
	(In thousands)
Net unrealized gains on available-for-sale securities	$4,936	$8,434
Tax effect	(2,076)	(3,547)

Unrealized holding gains on available-for-sale securities, net of tax	2,860	4,887

Pension liability	(3,806)	(3,806)
Tax effect	1,600	1,600

Pension liability, net of tax	(2,206)	(2,206)

Joint beneficiary agreement liability	(522)	(522)
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	(522)	(522)

Accumulated other comprehensive income (loss)	$132	$2,159

Note 25 - Retirement Plans

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

	Three months ended		Nine months ended
(In thousands)	September 30,		September 30,
	2013	2012	2013	2013
Net pension cost included the following components:
Service cost-benefits earned during the period	$187	$170	$557	$510
Interest cost on projected benefit obligation	161	172	482	515
Amortization of net obligation at transition	—	—	1	1
Amortization of prior service cost	39	38	115	115
Recognized net actuarial loss	73	72	218	216

Net periodic pension cost	$460	$452	$1,373	$1,357

Company contributions to pension plans	$151	$106	$411	$366
Pension plan payouts to participants	$151	$106	$411	$366

For the year ending December 31, 2013, the Company currently expects to contribute and pay out as benefits $537,000 to participants under the plans.

Note 26 - Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for the periods indicated (in thousands):

Balance December 31, 2011	$1,764
Advances/new loans	1,568
Removed/payments	(964)

Balance December 31, 2012	$2,368
Advances/new loans	277
Removed/payments	(1,071)

Balance September 30, 2013	$1,574

Director Chrysler is a principal owner and CEO of Modern Building Inc. Modern Building Inc. provided construction services to Tri Counties Bank related to new and existing Bank facilities for aggregate payments of $3,075,000 during the nine months ended September 30, 2013 and $3,924,000 during the year ended December 31, 2012.

Note 27 - Fair Value Measurement

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

Note 27 - Fair Value Measurement (continued)

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

Note 27 - Fair Value Measurement (continued)

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at September 30, 2013	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
Obligations of U.S. government corporations and agencies	$105,401	—	$105,401	—
Obligations of states and political subdivisions	7,905	—	7,905	—
Corporate debt securities	1,909	—	1,909	—
Mortgage servicing rights	6,049	—	—	$6,049

Total assets measured at fair value	$121,264		$115,215	$6,049

Fair value at December 31, 2012	Total	Level 1	Level 2	Level 3
Investment securities available for sale:
Obligations of U.S. government corporations and agencies	$151,701	—	$151,701	—
Obligations of states and political subdivisions	9,421	—	9,421	—
Corporate debt securities	1,905	—	1,905	—
Mortgage servicing rights	4,552	—	—	$4,552

Total assets measured at fair value	$167,579	—	$163,027	$4,552

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the nine months ended September 30, 2013 or the year ended December 31, 2012.

The following tables provide a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the three and nine months ended September 30, 2013 and 2012. Had there been any transfer into or out of Level 3 during 2013 or 2012, the amount included in the “Transfers into (out of) Level 3” column would represent the beginning balance of an item in the period (interim quarter) during which it was transferred (in thousands):

			Change
	Beginning	Transfers	Included		Ending
Three months ended September 30,	Balance	into Level 3	in Earnings	Issuances	Balance
2013: Mortgage servicing rights	$5,571	—	$180	$298	$6,049
2012: Mortgage servicing rights	$4,757	—	$(681)	$409	$4,485

			Change
	Beginning	Transfers	Included		Ending
Nine months ended September 30,	Balance	into Level 3	in Earnings	Issuances	Balance
2013: Mortgage servicing rights	$4,552	—	$310	$1,187	$6,049
2012: Mortgage servicing rights	$4,603	—	$(1,513)	$1,395	$4,485

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

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2013:

	Fair Value	Valuation	Unobservable	Range,
	(in thousands)	Technique	Inputs	Weighted Average
Mortgage Servicing Rights	$6,049	Discounted cash flow	Constant prepayment rate	6.9% - 33.0%, 11.0%
			Discount rate	10.0% - 10.0%, 10.0%

Note 27 - Fair Value Measurement (continued)

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

September 30, 2013	Total	Level 1	Level 2	Level 3
Fair value:
Impaired Originated & PNCI loans	$22,638	—	—	$22,638
Foreclosed assets	2,049	—	—	2,049

Total assets measured at fair value	$24,687	—	—	$24,687

September 30, 2012	Total	Level 1	Level 2	Level 3
Fair value:
Impaired Originated & PNCI loans	$18,241	—	—	$18,241
Foreclosed assets	10,185	—	—	10,185

Total assets measured at fair value	$28,426	—	—	$28,426

The following table presents the losses resulting from nonrecurring fair value adjustments that occurred in the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Impaired Originated & PNCI loans	$258	$655	$2,836	$1,317
Foreclosed assets	—	433	531	1,520

Total loss from nonrecurring fair value adjustments	$258	$1,088	$3,367	$2,837

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2013:

	Fair Value	Valuation	Unobservable	Range,
	(in thousands)	Technique	Inputs	Weighted Average
Impaired Originated & PNCI Loans	$22,638	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	5.0% - 41.0%, 9.33% 6.7% - 9.00%, 8.99%
Foreclosed assets	$2,049	Sales comparison approach	Adjustment for differences between comparable sales	5.0% - 5.0%, 5.0%

Note 27 - Fair Value Measurement (continued)

In addition to the methods and assumptions used to estimate the fair value of each class of financial instrument noted above, the following methods and assumptions were used to estimate the fair value of other classes of financial instruments for which it is practical to estimate the fair value.

Short-term Instruments - Cash and due from banks, fed funds purchased and sold, interest receivable and payable, and short-term borrowings are considered short-term instruments. For these short-term instruments their carrying amount approximates their fair value.

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

FDIC Indemnification Asset - The fair value of the FDIC indemnification asset is based on the discounted value of expected future cash flows under the loss-share agreement.

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

Note 27 - Fair Value Measurement (continued)

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$69,173	$69,173	$81,086	$81,086
Cash at Federal Reserve and other banks	471,977	471,977	667,813	667,813
Level 2 inputs:471,977
Restricted equity securities	9,163	9,163	9,647	9,647
Loans held for sale	3,247	3,247	12,053	12,053
Accrued interest receivable	6,450	6,450	6,636	6,636
Level 3 inputs:
Loans, net	1,617,711	1,714,658	1,522,175	1,607,044
Indemnification asset	861	861	1,997	1,997
Financial liabilities:
Level 2 inputs:
Deposits	2,293,311	2,294,425	2,289,702	2,291,841
Accrued interest payable	937	937	1,036	1,036
Other borrowings	14,626	14,626	9,197	9,197
Junior subordinated debt	41,238	25,980	41,238	28,042

	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Off-balance sheet:
Level 3 inputs:
Commitments	$530,417	$5,304	$557,254	$5,573
Standby letters of credit	2,013	20	2,905	29
Overdraft privilege commitments	70,424	704	69,675	697

Note 28 - TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets			September 30,	December 31,
			2013	2012
			(In thousands)
Assets
Cash and Cash equivalents			$2,489	$2,511
Investment in Tri Counties Bank			283,228	267,118
Other assets			1,238	1,238

Total assets			$286,955	$270,867

Liabilities and shareholders’ equity
Other liabilities			$265	$270
Junior subordinated debt			41,238	41,238

Total liabilities			41,503	41,508

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 16,076,662 and 16,000,838 shares, respectively			89,054	85,561
Retained earnings			156,266	141,639
Accumulated other comprehensive loss, net			132	2,159

Total shareholders’ equity			245,452	229,359

Total liabilities and shareholders’ equity			$286,955	$270,867

Statements of Income	Three months ended Sept. 30,		Nine months ended Sept. 30,
(In thousands)	2013	2012	2013	2012
Interest expense	$314	$333	$936	$1,003
Administration expense	191	131	568	445

Loss before equity in net income of Tri Counties Bank	(505)	(464)	(1,504)	(1,448)
Equity in net income of Tri Counties Bank:
Distributed	2,300	1,550	6,080	6,872
(Over) under distributed	5,354	3,739	16,955	8,244
Income tax benefit	212	195	632	604

Net income	$7,361	$5,020	$22,163	$14,272

Statements of Comprehensive Income	Three months ended Sept. 30,		Nine months ended Sept. 30,
(In thousands)	2013	2012	2013	2012
Net income	$7,361	$5,020	$22,163	$14,272
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period	83	98	(2,027)	(176)

Other comprehensive loss	83	98	(2,027)	(176)

Comprehensive income	$7,444	$5,118	$20,136	$14,096

Statements of Cash Flows			Nine months ended Sept. 30,
(In thousands)			2013	2012
Operating activities:
Net income			$22,163	$14,272
Adjustments to reconcile net income to net cash provided by operating activities:
Over (under) distributed equity in earnings of Tri Counties Bank			(16,955)	(8,244)
Stock option vesting expense			849	800
Stock option excess tax benefits			(356)	(21)
Net change in other assets and liabilities			(853)	(747)

Net cash provided by operating activities			4,848	6,060
Investing activities: None
Financing activities:
Issuance of common stock through option exercise			356	156
Stock option excess tax benefits			251	21
Repurchase of common stock			(501)	(48)
Cash dividends paid — common			(4,976)	(4,317)

Net cash used for financing activities			(4,870)	(4,188)

(Decrease) increase in cash and cash equivalents			(22)	1,872

Cash and cash equivalents at beginning of year			2,511	706

Cash and cash equivalents at end of year			$2,489	$2,578

Note 29 - Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2013, that the Company meets all capital adequacy requirements to which it is subject.

As of September 30, 2013, the Bank’s regulatory capital ratios exceeded the minimums for the Bank to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. The Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum to be Well
					Capitalized Under
			Minimum		Prompt Corrective
	Actual		Capital Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2013:
Total Capital (to Risk Weighted Assets):
Consolidated	$293,093	14.88%	$157,533	8.0%	N/A	N/A
Tri Counties Bank	$290,852	14.78%	$157,432	8.0%	$196,916	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$268,261	13.62%	$78,766	4.0%	N/A	N/A
Tri Counties Bank	$266,036	13.52%	$78,716	4.0%	$118,149	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$268,261	10.37%	$103,447	4.0%	N/A	N/A
Tri Counties Bank	$266,036	10.29%	$103,395	4.0%	$129,309	5.0%
As of December 31, 2012:
Total Capital (to Risk Weighted Assets):
Consolidated	$273,979	14.53%	$150,896	8.0%	N/A	N/A
Tri Counties Bank	$271,723	14.42%	$150,796	8.0%	$188,495	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$250,133	13.27%	$75,448	4.0%	N/A	N/A
Tri Counties Bank	$247,892	13.16%	$75,398	4.0%	$113,097	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$250,133	9.82%	$101,918	4.0%	N/A	N/A
Tri Counties Bank	$247,892	9.73%	$101,866	4.0%	$127,333	5.0%

Note 30 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the quarters of 2013 and 2012, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2013 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis		$140	$129	$167
Discount accretion PCI – other		898	732	597
Discount accretion PNCI		1,115	815	766
All other loan interest income		22,970	22,207	22,542

Total loan interest income		25,123	23,883	24,072
Debt securities, dividends and interest bearing cash at Banks (not FTE)		2,413	1,873	1,734

Total interest income		27,536	25,756	25,806
Interest expense		1,169	1,167	1,237

Net interest income		26,367	24,589	24,569
Reversal of provision for loan losses		(393)	614	(1,108)

Net interest income after provision for loan losses		26,760	23,975	25,677
Noninterest income		9,127	10,131	10,218
Noninterest expense		23,616	23,509	21,601

Income before income taxes		12,271	10,597	14,294
Income tax expense		4,910	4,272	5,817

Net income		$7,361	$6,325	$8,477

Per common share:
Net income (diluted)		$0.45	$0.39	$0.53

Dividends		$0.11	$0.11	$0.09

	2012 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$42	$24	$108	$18
Discount accretion PCI – other	979	1,192	886	776
Discount accretion PNCI	841	591	1,391	1,286
All other loan interest income	22,383	23,723	23,407	22,849

Total loan interest income	24,245	25,530	25,792	24,929
Debt securities, dividends and interest bearing cash at Banks (not FTE)	1,898	1,935	2,152	2,235

Total interest income	26,143	27,465	27,944	27,164
Interest expense	1,372	1,834	2,010	2,128

Net interest income	24,771	25,631	25,934	25,036
Provision for loan losses	1,524	532	3,371	3,996

Net interest income after provision for loan losses	23,247	25,099	22,563	21,040
Noninterest income	10,011	9,127	10,577	8,265
Noninterest expense	25,126	25,590	24,367	22,915

Income before income taxes	8,132	8,636	8,773	6,390
Income tax expense	3,410	3,616	3,452	2,459

Net income	$4,722	$5,020	$5,321	$3,931

Per common share:
Net income (diluted)	$0.29	$0.31	$0.33	$0.25

Dividends	$0.09	$0.09	$0.09	$0.09

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

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies during the nine months ended September 30, 2013, except for the changes in the Company’s accounting policies related to its allowance for loan losses noted under the heading Loans and Allowance for Loan Losses” in Note 1 in Item 1 of Part I of this report.

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

TRICO BANCSHARES

Financial Summary

(dollars in thousands, except per share amounts; unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Interest Income	$26,367	$25,631	$75,525	$76,601
Benefit from (Provision for) loan losses	393	(532)	887	(7,899)
Noninterest income	9,127	9,127	29,476	27,969
Noninterest expense	(23,616)	(25,590)	(68,726)	(72,872)
Provision for income taxes	(4,910)	(3,616)	(14,999)	(9,527)

Net income	$7,361	$5,020	$22,163	$14,272

Earnings per share:
Basic	$0.46	$0.31	$1.38	$0.89
Diluted	$0.45	$0.31	$1.37	$0.89
Per share:
Dividends paid	$0.11	$0.09	$0.31	$0.27
Book value at period end	$15.27	$14.21
Average common shares outstanding	16,074	15,993	16,035	15,989
Average diluted common shares outstanding	16,230	16,052	16,152	16,050
Shares outstanding at period end	16,077	15,993
At period end:
Loans, net	$1,617,711	$1,531,501
Total assets	2,632,106	2,515,481
Total deposits	2,293,311	2,201,639
Other borrowings	14,626	9,264
Junior subordinated debt	41,238	41,238
Shareholders’ equity	$245,452	$227,197
Financial Ratios:
During the period (annualized):
Return on assets	1.13%	0.80%	1.14%	0.76%
Return on equity	12.08%	8.85%	12.36%	8.52%
Net interest margin[1]	4.40%	4.37%	4.17%	4.38%
Efficiency ratio[1]	66.3%	73.5%	65.3%	69.6%
Average equity to average assets	9.36%	9.00%	9.20%	8.89%
At period end:
Equity to assets	9.33%	9.03%
Total capital to risk-adjusted assets	14.88%	14.36%

[1]	Fully taxable equivalent (FTE)

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

Following is a summary of the components of fully taxable equivalent (“FTE”) net income for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Interest Income (FTE)	$26,470	$25,696	$75,779	$76,795
Benefit from (provision for) loan losses	393	(532)	887	(7,899)
Noninterest income	9,127	9,127	29,476	27,969
Noninterest expense	(23,616)	(25,590)	(68,726)	(72,872)
Provision for income taxes (FTE)	(5,013)	(3,681)	(15,253)	(9,721)

Net income	$7,361	$5,020	$22,163	$14,272

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended		Nine month ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income	$27,536	$27,465	$79,098	$82,573
Interest expense	(1,169)	(1,834)	(3,573)	(5,972)
FTE adjustment	103	65	254	194

Net interest income (FTE)	$26,470	$25,696	$75,779	$76,795

Net interest margin (FTE)	4.40%	4.37%	4.17%	4.38%

Net interest income (FTE) during the three months ended September 30, 2013 increased $774,000 (3.0%) from the same period in 2012 to $26,470,000. The increase in net interest income (FTE) was primarily due to increased loan and investment balances that were funded by reducing lower yielding cash at the Federal Reserve Bank. A decrease in the average balance of other borrowings also helped to increase net interest income from the year-ago quarter. Average loan and investment balances increased $61,690,000 (3.9%) and $65,199,000 (31.7%), respectively, and added $1,001,000 and $605,000 to net interest income, respectively, when compared to the year-ago quarter. Included in the increase in average loan balances was the effect of the purchase of $60,647,000 of residential real estate loans in the quarter ended June 30, 2013. The increase in the average balance of investments was due to the Company’s decision to deploy some of its excess cash at the Federal Reserve Bank into higher yielding investments during the quarters ended June 30 and September 30, 2013. The average balance of other borrowings decreased $34,158,000 (81.6%) as the Company paid off a $50,000,000 borrowing on August 30,2012, and this reduction in other borrowings added $323,000 to net interest income when compared to the year-ago quarter. These favorable changes in asset and liability balances were partially offset by a 35 basis point decrease in the average yield on loans to 6.14% that decreased net interest income by $1,408,000 when compared to the year-ago quarter. The decrease in loan yields from the year-ago quarter is due mainly to the repricing of existing loans and the origination of new loans at current market yields that are lower than the yields that existed at earlier repricing and origination dates. Accretion of loan purchase discounts totaling $2,153,000 and $1,807,000 are included in net interest income for the three months ended September 30, 2013 and 2012, respectively. Decreases in rates paid for all categories of interest bearing liabilities added $292,000 to net interest income when compared to the year-ago quarter.

Net interest income (FTE) during the nine months ended September 30, 2013 decreased $1,016,000 (1.3%) from the same period in 2012 to $75,779,000. The decrease in net interest income (FTE) was primarily due to a 48 basis point decrease in the average yield on loans to 6.10% that decreased interest income from loans by $5,762,000 when compared to the year-ago period. A $52,459,000 (3.4%) increase in average loan balances, and $50,171,000 (86.5%) decrease in other borrowings added $2,589,000 and $1,385,000 to net interest income when compared to the year-ago period. Accretion of loan purchase discounts totaling $5,359,000 and $6,272,000 are included in net interest income for the nine months ended September 30, 2013 and 2012, respectively. Decreases in rates paid for all categories of interest bearing liabilities added $833,000 to net interest income when compared to the year-ago period.

For more details on net interest income and net interest margin, see the summary of average balances, yields/rates and interest differential, and the summary of changes in interest income and expense due to changes in average asset and liability balances and yields earned and rates paid below. Accretion of loan purchase discounts are included in interest income from loans for each period presented. For more information related to loan interest income and purchase discount accretion, see Note 30 to the consolidated financial statements at Part I, Item 1 of this report.

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

	For the three months ended
	September 30, 2013			September 30, 2012
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	Paid	Balance	Expense	Paid
Assets:
Loans	$1,635,506	$25,123	6.14%	$1,573,816	$25,530	6.49%
Investment securities - taxable	249,901	1,863	2.98%	195,951	1,455	2.97%
Investment securities - nontaxable	20,809	275	5.29%	9,561	173	7.24%
Cash at Federal Reserve and other banks	498,978	378	0.30%	571,836	372	0.26%

Total interest-earning assets	2,405,194	27,639	4.60%	2,351,164	27,530	4.68%
Other assets	198,049			168,095

Total assets	$2,603,243			$2,519,259

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$522,784	145	0.11%	$479,565	196	0.16%
Savings deposits	800,126	249	0.12%	757,491	314	0.17%
Time deposits	307,957	460	0.60%	359,507	596	0.66%
Other borrowings	7,693	1	0.05%	41,851	395	3.78%
Junior subordinated debt	41,238	314	3.05%	41,238	333	3.23%

Total interest-bearing liabilities	1,679,799	1,169	0.28%	1,679,652	1,834	0.44%

Noninterest-bearing deposits	643,175			577,523
Other liabilities	36,494			35,227
Shareholders’ equity	243,776			226,857

Total liabilities and shareholders’ equity	$2,603,243			$2,519,259

Net interest spread(1)			4.32%			4.24%
Net interest income and interest margin(2)		$26,470	4.40%		$25,696	4.37%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

Summary of Average Balances, Yields/Rates and Interest Differential (continued)

	For the nine months ended
	September 30, 2013			September 30, 2012
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	Paid	Balance	Expense	Paid
Assets:
Loans	$1,597,736	$73,078	6.10%	$1,545,277	$76,251	6.58%
Investment securities – taxable	190,616	4,279	2.99%	209,626	4,829	3.07%
Investment securities - nontaxable	15,629	677	5.78%	9,561	517	7.21%
Cash at Federal Reserve and other banks	616,913	1,318	0.28%	574,654	1,170	0.27%

Total interest-earning assets	2,420,894	79,352	4.37%	2,339,118	82,767	4.72%

Other assets	178,385			175,209

Total assets	$2,599,279			$2,514,327

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$520,762	411	0.11%	$464,243	610	0.18%
Savings deposits	788,278	766	0.13%	760,009	907	0.16%
Time deposits	321,300	1,457	0.60%	381,026	1,850	0.65%
Other borrowings	7,825	3	0.05%	57,996	1,602	3.68%
Junior subordinated debt	41,238	936	3.03%	41,238	1,003	3.24%

Total interest-bearing liabilities	1,679,423	3,573	0.28%	1,704,512	5,972	0.47%

Noninterest-bearing deposits	643,326			552,234
Other liabilities	37,358			34,145
Shareholders’ equity	239,172			223,436

Total liabilities and shareholders’ equity	$2,599,279			$2,514,327

Net interest spread(1)			4.09%			4.25%
Net interest income and interest margin(2)		$75,779	4.17%		$76,795	4.38%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended September 30, 2013
	compared with three months
	ended September 30, 2012
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$1,001	$(1,408)	$(407)
Investment securities (FTE)	605	(95)	510
Cash at Federal Reserve and other banks	(47)	53	6

Total interest-earning assets (FTE)	1,559	(1,450)	109

Increase (decrease) in interest expense:
Interest-bearing demand deposits	17	(68)	(51)
Savings deposits	18	(83)	(65)
Time deposits	(85)	(51)	(136)
Other borrowings	(323)	(71)	(394)
Junior subordinated debt	—	(19)	(19)

Total interest-bearing liabilities	(373)	(292)	(665)

Increase (decrease) in Net Interest Income (FTE)	$1,932	$(1,158)	$774

	Nine months ended September 30, 2013
	compared with nine months
	ended September 30, 2012
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$2,589	$(5,762)	$(3,173)
Investment securities (FTE)	(110)	(280)	(390)
Cash at Federal Reserve and other banks	86	62	148

Total interest-earning assets (FTE)	2,565	(5,980)	(3,415)

Increase (decrease) in interest expense:
Interest-bearing demand deposits	76	(275)	(199)
Savings deposits	34	(175)	(141)
Time deposits	(291)	(102)	(393)
Other borrowings	(1,385)	(214)	(1,599)
Junior subordinated debt	—	(67)	(67)

Total interest-bearing liabilities	(1,566)	(833)	(2,399)

Increase (decrease) in Net Interest Income (FTE)	$4,131	$(5,147)	$(1,016)

Provision for Loan Losses

The provision for loan losses during any period is simply the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – As of the three months ended, and the nine months ended, September 30, 2013 and 2012” at Note 5 in Item 1 of Part I of this report for the components that make up the provision for loan losses for the three and nine month periods ended September 30, 2013 and 2012.

The Company benefited from a $393,000 reversal of provision for loan losses in the three months ended September 30, 2013 versus a provision for loan losses of $532,000 during the three months ended September 30, 2012. As shown in the Table labeled “Allowance for Loan Losses - Three months ended September 30, 2013” at Note 5 of Item 1 of this report, all categories of loans except commercial real estate mortgage, other consumer, residential construction and commercial construction experienced a reversal of provision for loan losses during the three months ended September 30, 2013. The level of provision, or reversal of provision, for loan losses of each loan category during the third quarter of 2013 was due primarily to a decrease in the required allowance for loan losses as of September 30, 2013 when compared to the required allowance for loan losses as of June 30, 2013 less net charge-offs during the three months ended September 30, 2013, and the effect of the change in the allowance methodology during the three months ended September 30, 2013 as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. The decrease in the required allowance for loan losses during the quarter ended September 30, 2013 was due primarily to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and newly impaired loans, and reductions in historical loss factors that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. These same factors were also present, to some extent, for commercial real estate mortgage, residential construction and commercial construction loans, but were more than offset by the effect of increased loan balances or changes in credit quality within the “pass” category of these loan categories resulting in net provisions for loan losses in these categories during the three months ended September 30, 2013. For details of the change in nonperforming loans during the three months ended September 30, 2013 see the Table labeled “Changes in nonperforming assets during the three months ended September 30, 2013” under the heading “Asset Quality and Non-Performing Assets” below. Excluding the effect of the change in allowance methodology during the three months ended September 30, 2013, the reversal of provision for loan losses during the three months ended September 30, 2013 would have been $2,058,000.

The Company benefited from a $887,000 reversal of provision for loan losses in the nine months ended September 30, 2013 versus a provision for loan losses of $7,899,000 during the nine months ended September 30, 2012. As shown in the Table labeled “Allowance for Loan Losses - nine months ended September 30, 2013” at Note 5 of Item 1 of this report, all categories of loans except commercial real estate mortgage, C&I, residential construction and commercial construction experienced a reversal of provision for loan losses during the nine months ended September 30, 2013. The level of provision, or reversal of provision, for loan losses of each loan category during the nine months ended September 30, 2013 was due primarily to a decrease in the required allowance for loan losses as of September 30, 2013 when compared to the required allowance for loan losses as of December 31, 2012 less net charge-offs during the nine months ended September 30, 2013, and the effect of the change in the allowance methodology during the nine months ended September 30, 2013 as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. The decrease in the required allowance for loan losses during the nine months ended September 30, 2013 was due primarily to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and newly impaired loans, and reductions in historical loss factors that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. These same factors were also present, to some extent, for commercial real estate mortgage, C&I, residential construction and commercial construction loans, but were more than offset by the effect of increased loan balances or changes in credit quality within the “pass” category of these loan categories resulting in net provisions for loan losses in these categories during the nine months ended September 30, 2013. For details of the change in nonperforming loans during the nine months ended September 30, 2013 see the Table labeled “Changes in nonperforming assets during the nine months ended September 30, 2013” under the heading “Asset Quality and Non-Performing Assets” below. Excluding the effect of the changes in allowance methodology during the nine months ended September 30, 2013, the reversal of provision for loan losses during the nine months ended September 30, 2013 would have been $4,360,000.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Service charges on deposit accounts	$3,353	$3,617	$9,770	$10,788
ATM and interchange fees	2,132	1,877	6,240	5,722
Other service fees	562	567	1,683	1,740
Mortgage banking service fees	434	403	1,280	1,154
Change in value of mortgage servicing rights	181	(681)	311	(1,514)

Total service charges and fees	6,662	5,783	19,284	17,890

Gain on sale of loans	1,083	1,430	4,967	4,317
Commissions on sale of non-deposit investment products	692	803	2,294	2,464
Increase in cash value of life insurance	531	450	1,337	1,350
Change in indemnification asset	(461)	(94)	(876)	215
Gain on sale of foreclosed assets	313	419	1,479	364
Sale of customer checks	97	90	280	256
Lease brokerage income	75	80	273	228
Gain (loss) on disposal of fixed assets	2	(16)	(12)	(404)
Commission rebates	—	(17)	—	(51)
Gain on life insurance death benefit	—	—	—	600
Other	133	199	166	740

Total other noninterest income	2,465	3,344	10,192	10,079

Total noninterest income	$9,127	$9,127	$29,476	$27,969

Noninterest income was $9,127,000 during the three months ended September 30, 2013, and was unchanged when compared to the three months ended September 30, 2012. Increases in ATM and interchange fees and change in value of mortgage servicing rights were offset by decreases in service charges on deposit accounts, gain on sale of loans, and change in indemnification asset. ATM and interchange fees increased $255,000 to $2,132,000 due to increased interchange fees from an ongoing effort to expand this business line. Change in value of mortgage servicing rights had an improvement of $862,000 going from a negative contribution of $681,000 in the three months ended September 30, 2012 to a positive contribution of $181,000 in the three months ended September 30, 2013. The $681,000 negative contribution from change in value of mortgage servicing rights in the quarter ended September 30, 2012 was due to decreased expected life of such assets, and an increase in market discount rates for such assets during the quarter ended September 30, 2012. The $181,000 positive contribution from change in value of mortgage servicing rights in the quarter ended September 30, 2013 was due to increased expected life of such assets during the quarter ended September 30, 2013. Service charges on deposit accounts decreased $264,000 to $3,353,000 due to reduced customer overdrafts and a resulting decrease in non-sufficient funds fees. Gain on sale of loans decreased $347,000 to $1,083,000 due to increased mortgage rates and a resulting decrease in mortgage refinance activity from the year-ago quarter. Change in indemnification asset was a negative contribution of $461,000 in the quarter ended September 31, 2013 compared to a negative contribution of $94,000 in the quarter ended September 30, 2012. This $367,000 increase in negative contribution from change in indemnification asset is reflective of continued and larger decreases in estimated future losses from covered assets. Such decreases in estimated losses from covered losses are also reflected in decreases in the Company’s provision for loan losses that offset this negative contribution from change in indemnification asset.

Noninterest income increased $1,507,000 (5.4%) to $29,476,000 in the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. The increase in noninterest income was due primarily to a $1,825,000 increase in change in value of mortgage servicing rights to $311,000, a $650,000 increase in gain on sale of loans to $4,967,000, and a $1,115,000 increase in gain on sale of foreclosed assets to $1,479,000 that were partially offset by a $1,018,000 decrease in service charges on deposit accounts to $9,770,000, a $1,091,000 decrease in change in indemnification asset to a negative contribution of $876,000, and a $600,000 decrease in gain on life insurance death benefit to zero. The increase in change in value of mortgage servicing rights was due to a sharp increase in mortgage rates that occurred near the end of the quarter ended June 30, 2013, and remained as of September 30, 2013. This sharp increase in mortgage rates reduced the rate of mortgage refinancing that in turn increased the expected future life and cash flow stream of our of existing mortgage servicing portfolio. The increase in gain on sale of loans was due to decreased mortgage rates that existed for much of the first six months of 2013 when compared to the entire nine months ended September 30, 2012. The increase in gain on sale of foreclosed assets was due to increased real estate values, and our ability to sell foreclosed assets at those increased values. The decrease in service charges on deposit accounts was due to reduced customer overdrafts and a resulting decrease in non-sufficient funds fees. The decrease in change in indemnification asset was due to increased real estate collateral values that resulted in lower expected losses on covered impaired loans.

Noninterest Expense

The following table summarizes the Company’s noninterest expense for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Base salaries, net of deferred loan origination costs	$8,716	$8,337	$25,572	$24,769
Incentive compensation	1,166	1,254	3,751	3,976
Benefits and other compensation costs	2,979	2,771	9,389	8,869

Total salaries and benefits expense	12,861	12,362	38,712	37,614

Occupancy	1,925	1,851	5,337	5,424
Equipment	1,089	1,138	3,036	3,381
Data processing and software	1,184	1,017	3,542	3,589
ATM network charges	626	529	1,801	1,628
Telecommunications	629	553	1,741	1,675
Postage	269	230	633	704
Courier service	217	270	639	715
Advertising	492	710	1,232	2,071
Assessments	572	590	1,721	1,786
Operational losses	137	171	376	430
Professional fees	741	832	1,885	1,946
Foreclosed assets expense	48	284	310	1,076
Provision for foreclosed asset losses	47	433	620	1,520
Change in reserve for unfunded commitments	(335)	(35)	(740)	(185)
Intangible amortization	53	52	157	157
Legal settlement	339	2,090	339	2,090
Other	2,722	2,513	7,385	7,251

Total other noninterest expense	10,755	13,228	30,014	35,258

Total noninterest expense	$23,616	$25,590	$68,726	$72,872

Average full time equivalent staff	732	740	734	738
Noninterest expense to revenue (FTE)	66.3%	73.5%	65.3%	69.6%

Salary and benefit expenses increased $499,000 (4.0%) to $12,861,000 during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Base salaries increased $379,000 (4.5%) to $8,716,000 during the three months ended September 30, 2013 versus the year ago period due mainly to annual merit increases, and the addition of several higher compensated management positions, while the average number full-time equivalent staff decreased to 732 from 740 in the year-ago quarter. Incentive and commission related salary expenses decreased $88,000 (7.0%) to $1,166,000 during three months ended September 30, 2013 due primarily to decreases in production related incentives. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $208,000 (7.5%) to $2,979,000 during the three months ended September 30, 2013 due primarily to increased health insurance and workers compensation insurance expenses.

Other noninterest expenses decreased $2,473,000 (18.7%) to $10,755,000 during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. The decrease in other noninterest expense was due primarily a $1,751,000 decrease in legal settlement expense to $339,000, a $622,000 (86.8%) decrease in the provision for, and expenses related to, foreclosed assets to $95,000, a $218,000 (30.7%) decrease in advertising and marketing expense to $492,000, and a $300,000 increase in reversal of provision for losses for unfunded commitments to a reversal of $335,000. Data processing and software expense was up $167,000 (16.4%) to $1,184,000. The decrease in foreclosed asset provision and expenses was due to increased property values and a reduction in foreclosed assets from $12,743,000 at June 30, 2012 to $4,140,000 at September 30, 2013. The decrease in advertising and marketing expense from the year ago period was due to cost savings efforts in this area. The increase in reversal of provision for losses for unfunded commitments was due to a decrease in construction loan related commitments and a decrease in historical loss rates.

Salary and benefit expenses increased $1,098,000 (2.9%) to $38,712,000 during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Base salaries increased $803,000 (3.2%) to $25,572,000 during the nine months ended September 30, 2013 versus the year ago period due mainly to annual merit increases, and the addition of several higher compensated management positions, while the average number full-time equivalent staff decreased to 734 from 738 in the year-ago nine month period. Incentive and commission related salary expenses decreased $225,000 (5.7%) to $3,751,000 during nine months ended September 30, 2013 due primarily to decreases in production related incentives. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $520,000 (5.9%) to $9,389,000 during the nine months ended September 30, 2013 due primarily to increased health insurance and workers compensation insurance expenses.

Other noninterest expenses decreased $5,244,000 (14.9%) to $30,014,000 during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. The decrease in other noninterest expense was due primarily a $1,751,000 decrease in legal settlement expense to $339,000, a $1,666,000 (64.2%) decrease in the provision for, and expenses related to, foreclosed assets to $930,000, a $839,000 (40.5%) decrease in advertising and marketing expense to $1,232,000, a $555,000 increase in reversal of provision for losses for unfunded commitments to $740,000, and a $432,000 (4.9%) decrease in occupancy and equipment expenses to $8,373. The decrease in foreclosed asset provision and expenses was due to increased property values and a reduction in foreclosed assets from $12,743,000 at June 30, 2012 to $4,140,000 at September 30, 2013. The decrease in advertising and marketing expense from the year ago period was due to cost savings efforts in this area. The increase in reversal of provision for losses for unfunded commitments was due to a decrease in construction loan related commitments and a decrease in historical loss rates. The decrease in occupancy and equipment expense was primarily due to reduced furniture and equipment expense as the Bank focused on its new campus and operations center that came into service at the end of June 2013.

Income Taxes

The effective combined Federal and State income tax rate on income was 40.0% and 41.9% for the three months ended September 30, 2013 and 2012, respectively. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate of 35.0% due to State income tax expense of $1,261,000 and $917,000, respectively, in these periods. Tax-exempt income of $172,000 and $108,000, respectively, from investment securities, and $531,000 and $450,000, respectively, from increase in cash value of life insurance in these periods helped to reduce the effective combined Federal and State income tax rate from the combined Federal and State statutory income tax rate of approximately 42.0%. Nondeductible expenses of $116,000 and $550,000 for the three months ended September 30, 2013 and 2012, respectively, increased the effective tax rates in these periods.

The effective combined Federal and State income tax rate on income was 40.4% and 40.0% for the nine months ended September 30, 2013 and 2012, respectively. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate of 35.0% due to State income tax expense of $3,843,000 and $2,416,000, respectively, in these periods. Tax-exempt income of $423,000 and $323,000, respectively, from investment securities, and $1,337,000 and $1,350,000, respectively, from increase in cash value of life insurance in these periods helped to reduce the effective combined Federal and State income tax rate from the combined Federal and State statutory income tax rate of approximately 42.0%. Nondeductible expenses of $311,000 and $605,000 for the nine months ended September 30, 2013 and 2012, respectively, increased the effective tax rates in these periods.

Financial Condition

Investment Securities

The following table presents the available for sale investment securities portfolio by major type as of September 30, 2013 and December 31, 2012:

(In thousands)	September 30, 2013		December 31, 2012
	Fair Value	%	Fair Value	%
Investment securities available for sale:
Obligations of U.S. government corporations and agencies	$105,401	91.5%	$151,701	93.1%
Obligations of states and political subdivisions	7,905	6.9%	9,421	5.8%
Corporate debt securities	1,909	1.6%	1,905	1.1%

Total investment securities available for sale	$115,215	100.0%	$163,027	100.0%

Investment securities available for sale decreased $47,812,000 to $115,215,000 as of September 30, 2013, as compared to December 31, 2012. This decrease is attributable to maturities and principal repayments of $43,768,000, a decrease in fair value of investments securities available for sale of $3,498,000, and amortization of net purchase price premiums of $546,000.

The following table presents the held to maturity investment securities portfolio by major type as of September 30, 2013 and December 31, 2012:

(In thousands)	September 30, 2013		December 31, 2012
	Cost basis	%	Cost basis	%
Investment securities held to maturity:
Obligations of U.S. government corporations and agencies	$180,612	93.5%	—	—
Obligations of states and political subdivisions	12,650	6.5%	—	—

Total investment securities held to maturity	$193,262	100.0%	—	—

Investment securities held to maturity increased $193,262,000 to $193,262,000 as of September 30, 2013, as compared to December 31, 2012. This increase is attributable to purchases of $194,942,000, less principal repayments of $1,629,000, and amortization of net purchase price premiums of $51,000.

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements at Item 1 of this report.

Restricted Equity Securities

Restricted equity securities were $9,163,000 at September 30, 2013 and $9,647,000 at December 31, 2012. The entire balance of restricted equity securities at September 30, 2013 and December 31, 2012 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

	September 30,	December 31,
(In thousands)	2013	2012
Real estate mortgage	$1,091,475	$1,010,130
Consumer	389,711	386,111
Commercial	133,616	135,528
Real estate construction	42,249	33,054

Total loans	$1,657,051	$1,564,823

At September 30, 2013 loans, including net deferred loan costs, totaled $1,657,051,000 which was a $92,228,000 (5.9%) increase over the balances at December 31, 2012. Demand for all categories of loans was moderate during the three and nine months ended September 30, 2013. The Company purchased $62,698,000 of residential real estate mortgage loans during the three months ended September 30, 2013.

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	September 30,	December 31,
	2013	2012
Real estate mortgage	65.9%	64.5%
Consumer	23.5%	24.7%
Commercial	8.1%	8.7%
Real estate construction	2.5%	2.1%

Total loans	100.0%	100.0%

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

During the three months ended September 30, 2013, the Company modified its methodology used to determine the allowance for changing environmental factors. Previously, the Company compared the current value of each environmental factor to a fixed baseline value. The deviation of the current value from the baseline value was then multiplied by a conversion factor to determine the required allowance related to each environmental factor. As of September 30, 2013, the Company replaced the fixed baseline values with average baseline values derived from historical averages, and adjusted the conversion factors. This change is intended to more accurately reflect the risk inherent in the portfolio by recognizing that baseline, or normal, levels for environmental factors may change over time. This change in methodology resulted in the allowance for loan losses as of September 30, 2013 being $1,665,000 more than it would have been without this change in methodology.

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

Interest income on originated nonaccrual loans that would have been recognized during the three months ended September 30, 2013 and 2012, if all such loans had been current in accordance with their original terms, totaled $1,238,000 and $1,211,000, respectively. Interest income actually recognized on these originated loans during the three months ended September 30, 2013 and 2012 was $120,000 and $52,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended September 30, 2013 and 2012, if all such loans had been current in accordance with their original terms, totaled $72,000 and $179,000. Interest income actually recognized on these PNCI loans during the three months ended September 30, 2013 and 2012 was $8,000 and $103,000.

Interest income on originated nonaccrual loans that would have been recognized during the nine months ended September 30, 2013 and 2012, if all such loans had been current in accordance with their original terms, totaled $3,673,000 and $4,370,000, respectively. Interest income actually recognized on these originated loans during the nine months ended September 30, 2013 and 2012 was $226,000 and $223,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the nine months ended September 30, 2013 and 2012, if all such loans had been current in accordance with their original terms, totaled $202,000 and $319,000. Interest income actually recognized on these PNCI loans during the nine months ended September 30, 2013 and 2012 was $15,000 and $144,000.

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

	September 30,	December 31,
(In thousands)	2013	2012
Performing nonaccrual loans	$51,184	$49,045
Nonperforming nonaccrual loans	10,200	23,471

Total nonaccrual loans	61,384	72,516
Originated and PNCI loans 90 days past due and still accruing	—	—

Total nonperforming loans	61,384	72,516
Noncovered foreclosed assets	2,956	5,957
Covered foreclosed assets	1,184	1,541

Total nonperforming assets	$65,524	$80,014

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$103	$131
Indemnified portion of covered foreclosed assets	$947	$1,233
Nonperforming assets to total assets	2.53%	3.07%
Nonperforming loans to total loans	3.70%	4.63%
Allowance for loan losses to nonperforming loans	64%	59%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	4.38%	5.30%

The following table sets forth the amount of the Bank’s nonperforming assets as of the dates indicated. For purposes of the following table, PCI loans that are ninety days past due and still accruing are not considered nonperforming loans:

	September 30, 2013
(In thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$43,328	$1,587	$6,269	—	$51,184
Nonperforming nonaccrual loans	9,933	10	257	—	10,200

Total nonaccrual loans	53,261	1,597	6,526	—	61,384
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	53,261	1,597	6,526	—	61,384
Noncovered foreclosed assets	2,535	—	—	421	2,956
Covered foreclosed assets	—	—	—	1,184	1,184

Total nonperforming assets	$55,796	$1,597	$6,526	$1,605	$65,524

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$103	—	—	—	$103
Indemnified portion of covered foreclosed assets	—	—	—	$947	$947
Nonperforming assets to total assets					2.53%
Nonperforming loans to total loans	3.65%	1.13%	100.00%	—	3.70%
Allowance for loan losses to nonperforming loans	61%	175%	14%	n/m	64%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.44%	7.60%	67.66%	24.61%	4.38%

The following table sets forth the amount of the Bank’s nonperforming assets as of the dates indicated. For purposes of the following table, PCI loans that are ninety days past due and still accruing are not considered nonperforming loans:

	December 31, 2012
(In thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$38,646	$1,428	$8,971	—	$49,045
Nonperforming nonaccrual loans	23,123	348	—	—	23,471

Total nonaccrual loans	61,769	1,776	8,971	—	72,516
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	61,769	1,776	8,971	—	72,516
Noncovered foreclosed assets	5,172	—	—	785	5,957
Covered foreclosed assets	—	—	—	1,541	1,541

Total nonperforming assets	$66,941	$1,776	$8,971	$2,326	$80,014

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$131	—	—	—	$131
Indemnified portion of covered foreclosed assets	—	—	—	$1,233	$1,233
Nonperforming assets to total assets					3.07%
Nonperforming loans to total loans	4.42%	1.81%	100.00%	—	4.63%
Allowance for loan losses to nonperforming loans	58%	111%	12%	n/m	59%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.76%	13.78%	61.60%	24.63%	5.30%

n/m – not meaningful

The following tables and narratives describe the activity in the balance of nonperforming assets during the periods indicated:

Changes in nonperforming assets during the three months ended September 30, 2013

	Balance at		Advances/	Pay-		Transfers to		Balance at
	September 30,	New	Capitalized	downs	Charge-offs/	Foreclosed	Category	June 30,
(In thousands):	2013	NPA	Costs	/Sales	Write-downs	Assets	Changes	2013
Real estate mortgage:
Residential	$4,619	$632	—	$(341)	$(4)	$(29)	—	$4,361
Commercial	39,042	3,262	13	(1,431)	(23)	(290)	—	37,511
Consumer
Home equity lines	13,043	1,193	27	(1,624)	(331)	(393)	(52)	14,223
Home equity loans	539	30	1	(12)	(30)	—	52	498
Auto indirect	59	2	—	(42)	(9)	—	—	108
Other consumer	65	56	—	(8)	(41)	—	—	58
Commercial	1,177	134	—	(97)	(318)	—	—	1,458
Construction:
Residential	2,588	142	—	(351)	—	(142)	—	2,939
Commercial	252	—	—	(10)	(31)	(17)	—	310

Total nonperforming loans	61,384	5,451	41	(3,916)	(787)	(871)	—	61,466
Noncovered foreclosed assets	2,956	—	—	(1,738)	(47)	729	—	4,012
Covered foreclosed assets	1,184	—	—	—	—	142	—	1,042

Total nonperforming assets	$65,524	$5,451	$41	$(5,654)	$(834)	—	—	$66,520

Nonperforming assets decreased during the third quarter of 2013 by $996,000 (1.5%) to $65,524,000 at September 30, 2013 compared to $66,520,000 at June 30, 2013. The decrease in nonperforming assets during the third quarter of 2013 was primarily the result of new nonperforming loans of $5,451,000, advances on existing nonperforming loans of $41,000, less pay-downs or upgrades of nonperforming loans to performing status totaling $3,916,000, less dispositions of foreclosed assets totaling $1,738,000, less loan charge-offs of $787,000, and less write-downs of foreclosed assets of $47,000.

The primary causes of the $5,451,000 in new nonperforming loans during the third quarter of 2013 were increases of $632,000 on two residential real estate loans, $3,262,000 on six commercial real estate loans, $1,223,000 on 16 home equity lines and loans, $2,000 on three indirect auto loans, $56,000 on 21 consumer loans, $134,000 on three C&I loans, and $142,000 on one residential construction loan.

Activity in the balance of nonperforming assets for the periods indicated (continued):

The $3,262,000 in new nonperforming commercial real estate loans was primarily comprised of one loan totaling $2,832,000 secured by agricultural production land and buildings in central California.

Loan charge-offs during the three months ended September 30, 2013

In the third quarter of 2013, the Company recorded $787,000 in loan charge-offs and $198,000 in deposit overdraft charge-offs less $954,000 in loan recoveries and $164,000 in deposit overdraft recoveries resulting in $133,000 of net recoveries. Primary causes of the charges taken in the third quarter of 2013 were gross charge-offs of $4,000 on one residential real estate loan, $22,000 on one commercial real estate loans, $361,000 on 12 home equity lines and loans, $10,000 on five auto indirect loans, $41,000 on 20 other consumer loans, $318,000 on five C&I loans, and $31,000 on one commercial construction loan.

The $787,000 in charge-offs the Bank took in its loan portfolio was comprised of 45 individual charges of less than $250,000 each spread throughout the Company’s footprint. Generally losses are triggered by non-performance by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.

Changes in nonperforming assets during the three months ended June 30, 2013

	Balance at		Advances/	Pay-		Transfers to		Balance at
	June 30,	New	Capitalized	downs	Charge-offs/	Foreclosed	Category	March 31,
(In thousands):	2013	NPA	Costs	/Sales	Write-downs	Assets	Changes	2013
Real estate mortgage:
Residential	$4,361	406	—	$(373)	$(35)	$(207)	—	$4,570
Commercial	37,511	1,771	633	(1,531)	(839)	(656)	$2,069	36,064
Consumer
Home equity lines	14,223	1,083	34	(692)	(746)	(450)	26	14,968
Home equity loans	498	—	6	(45)	—	—	(26)	563
Auto indirect	108	15	—	(41)	(33)	—	—	167
Other consumer	58	32	—	(10)	(32)	—	—	68
Commercial	1,458	157	—	(716)	(81)	—	(2,069)	4,167
Construction:
Residential	2,939	87	—	(187)	—	(87)	—	3,126
Commercial	310	73	—	(5)	—	(28)	—	270

Total nonperforming loans	61,466	3,624	673	(3,600)	(1,766)	(1,428)	—	63,963
Noncovered foreclosed assets	4,012	—	—	(1,450)	(465)	1,340	—	4,587
Covered foreclosed assets	1,042	—	—	(502)	(81)	88	—	1,537

Total nonperforming assets	$66,520	$3,624	$673	$(5,552)	$(2,312)	—	—	$70,087

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

Activity in the balance of nonperforming assets for the periods indicated (continued):

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

Changes in nonperforming assets during the three months ended March 31, 2013

	Balance at		Advances/	Pay-		Transfers to		Balance at
	March 31,	New	Capitalized	downs	Charge-offs/	Foreclosed	Category	December 31,
(In thousands):	2013	NPA	Costs	/Sales	Write-downs	Assets	Changes	2012
Real estate mortgage:
Residential	$4,570	$9	$5	($97)	($7)	($234)	—	$4,894
Commercial	36,064	2,724	—	(2,740)	(803)	(2,844)	—	39,727
Consumer
Home equity lines	14,968	739	27	(962)	(766)	(510)	(60)	16,500
Home equity loans	563	26	—	(11)	(26)	—	60	514
Auto indirect	167	48	1	(31)	(25)	—	—	174
Other consumer	68	84	—	(19)	(89)	—	—	92
Commercial	4,167	613	—	(396)	(790)	(2,115)	84	6,771
Construction:
Residential	3,126	9	—	(141)	(20)	(34)	—	3,312
Commercial	270	47	—	(164)	(61)	—	(84)	532

Total nonperforming loans	63,963	4,299	33	(4,561)	(2,587)	(5,737)	—	72,516
Noncovered foreclosed assets	4,587	—	—	(6,816)	(27)	5,473	—	5,957
Covered foreclosed assets	1,537	—	—	(268)		264	—	1,541

Total nonperforming assets	$70,087	$4,299	$33	($11,645)	($2,614)	—	—	$80,014

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

During the three months ended September 30, 2013, the Company modified its methodology used to determine the allowance for changing environmental factors. Previously, the Company compared the current value of each environmental factor to a fixed baseline value. The deviation of the current value from the baseline value was then multiplied by a conversion factor to determine the required allowance related to each environmental factor. As of September 30, 2013, the Company replaced the fixed baseline values with average baseline values derived from historical averages, and adjusted the conversion factors. This change is intended to more accurately reflect the risk inherent in the portfolio by recognizing that baseline, or normal, levels for environmental factors may change over time. This change in methodology resulted in the allowance for loan losses as of September 30, 2013 being $1,665,000 more than it would have been without this change in methodology.

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

The Components of the Allowance for Loan Losses

The following table sets forth the Bank’s allowance for loan losses as of the dates indicated (in thousands):

	September 30,	December 31,
	2013	2012
Allowance for originated and PNCI loan losses:
Specific allowance	$4,458	$4,505
Formula allowance	25,006	29,314
Environmental factors allowance	5,644	3,919

Allowance for originated and PNCI loan losses	35,108	37,738
Allowance for PCI loan losses	4,232	4,910

Allowance for loan losses	$39,340	$42,648

Allowance for loan losses to loans	2.37%	2.73%

For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Provision for Loan Losses” at “Results of Operations” and “Allowance for Loan Losses” above. Based on the current conditions of the loan portfolio, management believes that the $39,340,000 allowance for loan losses at September 30, 2013 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

	September 30,	December 31,
(In thousands)	2013	2012
Real estate mortgage	$12,931	$12,305
Consumer	19,459	23,461
Commercial	4,485	4,703
Real estate construction	2,465	2,179

Total allowance for loan losses	$39,340	$42,648

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

	September 30,	December 31,
(In thousands)	2013	2012
Real estate mortgage	32.9%	28.9%
Consumer	49.4%	55.0%
Commercial	11.4%	11.0%
Real estate construction	6.3%	5.1%

Total allowance for loan losses	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses as a percentage of the total loans for each loan category as of the dates indicated:

	September 30,	December 31,
(In thousands)	2013	2012
Real estate mortgage	1.19%	1.22%
Consumer	4.99%	6.08%
Commercial	3.36%	3.47%
Real estate construction	5.83%	6.59%

Total allowance for loan losses	2.37%	2.73%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
Allowance for loan losses:
Balance at beginning of period	$39,599	$45,849	$42,648	$45,914
Provision for loan losses	(393)	532	(887)	7,899
Loans charged off:
Real estate mortgage:
Residential	(4)	(370)	(46)	(918)
Commercial	(23)	(340)	(1,712)	(2,008)
Consumer:
Home equity lines	(331)	(1,636)	(1,843)	(6,739)
Home equity loans	(30)	(12)	(56)	(170)
Auto indirect	(9)	(12)	(67)	(83)
Other consumer	(239)	(280)	(724)	(928)
Commercial	(318)	(625)	(1,143)	(1,202)
Construction:
Residential	—	(93)	(20)	(362)
Commercial	(31)	—	(92)	(68)

Total loans charged off	(985)	(3,368)	(5,703)	(12,478)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	154	—	345	27
Commercial	295	181	965	999
Consumer:
Home equity lines	304	160	809	307
Home equity loans	3	6	29	15
Auto indirect	34	72	180	171
Other consumer	199	211	601	653
Commercial	108	91	244	227
Construction:
Residential	2	412	63	412
Commercial	20	—	46	—

Total recoveries of previously charged off loans	1,119	1,133	3,282	2,811

Net charge-offs	134	(2,235)	(2,421)	(9,667)

Balance at end of period	$39,340	$44,146	$39,340	$44,146

Reserve for unfunded commitments:
Balance at beginning of period	$3,210	$2,590	$3,615	$2,740
Provision for losses – unfunded commitments	(335)	(35)	(740)	(185)

Balance at end of period	$2,875	$2,555	$2,875	$2,555

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
Balance at end of period:
Allowance for loan losses	$39,340	$44,146	$39,340	$44,146
Reserve for unfunded commitments	2,875	2,555	2,875	2,555

Allowance for loan losses and Reserve for unfunded commitments	$42,215	$46,701	$42,215	$46,701

As a percentage of total loans at end of period:
Allowance for loan losses	2.37%	2.80%	2.37%	2.80%
Reserve for unfunded commitments	0.18%	0.16%	0.18%	0.16%

Allowance for loan losses and Reserve for unfunded commitments	2.55%	2.96%	2.55%	2.96%

Average total loans	$1,635,506	$1,573,816	$1,597,736	$1,545,277
Ratios (annualized):
Net (recoveries) charge-offs during period to average loans outstanding during period	(0.03)%	0.57%	0.20%	0.83%
(Benefit from) provision for loan losses to average loans outstanding	(0.10)%	0.14%	(0.07)%	0.68%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the periods indicated (in thousands):

	Balance at		Advances/					Balance at
	September 30,	New	Capitalized		Valuation	Transfers	Category	June 30,
(In thousands):	2013	NPA	Costs	Sales	Adjustments	from Loans	Changes	2013
Noncovered:
Land & Construction	$789	—	—	$(552)	$(28)	17	—	$1,352
Residential real estate	1,206	—	—	(998)	(19)	601	—	1,622
Commercial real estate	961	—	—	(188)	—	111	—	1,038

Total noncovered	2,956	—		(1,738)	(47)	729	—	4,012

Covered:
Land & Construction	674	—	—	—	—	142	—	532
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	510	—	—	—	—	—	—	510

Total covered	1,184	—	—	—	—	142	—	1,042

Total foreclosed assets	$4,140	—	—	$(1,738)	$(47)	$871	—	$5,054

	Balance at		Advances/					Balance at
	June 30,	New	Capitalized		Valuation	Transfers	Category	March 31,
(In thousands):	2013	NPA	Costs	Sales	Adjustments	from Loans	Changes	2013
Noncovered:
Land & Construction	$1,352	—	—	$(190)	$(35)	$28	—	$1,549
Residential real estate	1,622	—	—	(784)	(55)	656	—	1,805
Commercial real estate	1,038	—	—	(476)	(375)	656	—	1,233

Total noncovered	4,012	—	—	(1,450)	(465)	1,340	—	4,587

Covered:
Land & Construction	532	—	—	—	—	87	—	445
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	510	—	—	(502)	(81)	1	—	1,092

Total covered	1,042	—	—	(502)	(81)	88	—	1,537

Total foreclosed assets	$5,054	—	—	$(1,952)	$(546)	$1,428	—	$6,124

Foreclosed Assets, Net of Allowance for Losses (continued)

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the periods indicated (in thousands):

	Balance at		Advances/					Balance at
	March 31,	New	Capitalized		Valuation	Transfers	Category	December,
(In thousands):	2013	NPA	Costs	Sales	Adjustments	from Loans	Changes	2012
Noncovered:
Land & Construction	$1,549	—	—	(158)	$(3)	$34	—	$1,676
Residential real estate	1,805	—	—	(657)	(24)	744	—	1,742
Commercial real estate	1,233	—	—	(6,001)	—	4,695	—	2,539

Total noncovered	4,587	—	—	(6,816)	(27)	5,473	—	5,957

Covered:
Land & Construction	445	—	—	(267)	—	—	—	712
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	1,092	—	—		—	263	—	829

Total covered	1,537	—	—	(267)	—	263	—	1,541

Total foreclosed assets	$6,124	—	—	$(7,083)	$(27)	$5,736	—	$7,498

Premises and Equipment

Premises and equipment were comprised of:

	September 30,	December 31,
	2013	2012
	(In thousands)
Land & land improvements	$5,922	$5,929
Buildings	30,082	23,090
Furniture and equipment	27,590	25,877

	63,594	54,896
Less: Accumulated depreciation	(32,393)	(32,101)

	31,201	22,795
Construction in progress	45	4,190

Total premises and equipment	$31,246	$26,985

During the nine months ended September 30, 2013, premises and equipment increased $4,261,000 due to purchases of $6,771,000, that were partially offset by depreciation of $2,489,000 and disposals of premises and equipment with net book value of $21,000. Included in the $6,771,000 of purchases during the nine months ended September 30, 2013 is $5,576,000 related to the Company’s new campus and operations center in Chico, CA that began operations at the end of June 2013. As of September 30, 2013 the campus and operations center had a cost basis as follows: land & land improvements $450,000, building $8,405,000, and furniture and equipment $2,362,000.

Intangible Assets

Intangible assets were comprised of the following as of the dates indicated:

	September 30,	December 31,
	2013	2012
(In thousands)
Core-deposit intangible	$935	$1,092
Goodwill	15,519	15,519

Total intangible assets	$16,454	$16,611

The core-deposit intangible assets resulted from the Bank’s acquisitions of Citizens in 2011 and Granite in 2010. The goodwill intangible asset resulted from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $157,000 and $157,000 were recorded during the nine months ended September 30, 2013 and 2012, respectively.

Deposits

Deposits at September 30, 2013 increased $3,609,000 (0.2%) from 2012 year-end balances to $2,293,311,000. Included in the September 30, 2013 and December 31, 2012 certificate of deposit balances is $5,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally favorable to other wholesale funding sources available to the Bank. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report. See Note 13 to the consolidated financial statements at Item 1 of Part I of this report for information about the Company’s deposits.

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

The Company’s primary capital resource is shareholders’ equity, which was $245,452,000 at September 30, 2013. This amount represents an increase of $16,093,000 (7.0%) from December 31, 2012, the net result of comprehensive income for the period of $20,136,000, and the effect of stock option vesting, forfeitures and tax benefits of $1,183,000, and the exercise of stock options of $3,240,000, that were partially offset by dividends paid of $4,976,000, and the repurchase of common stock as it was tendered in lieu of cash to exercise stock options of $3,490,000. The Company’s ratio of equity to total assets was 9.33% and 8.79% as of September 30, 2013 and December 31, 2012, respectively.

The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	As of	As	Minimum
	September 30,	December 31,	Regulatory
	2013	2012	Requirement
Total Capital	14.88%	14.53%	8.00%
Tier I Capital	13.62%	13.27%	4.00%
Leverage ratio	10.37%	9.82%	4.00%

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

Liquidity

The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At September 30, 2013, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $622,610,000, representing a decrease of $257,722,000 (29.3%) from December 31, 2012. This decrease in cash and securities available for sale is due mainly to increases in investments held to maturity and loans during the nine months ended September 30, 2013. In addition, the Company generates additional liquidity from its operating activities. The Company’s profitability during the first nine months of 2013 generated cash flows from operations of $33,632,000 compared to $30,762,000 during the first nine months of 2012. Maturities of investment securities produced cash inflows of $45,397,000 during the nine months ended September 30, 2013 compared to $58,395,000 for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, the Company invested in securities totaling $194,942,000 and loans totaling $102,684,000 net of loan principal reductions, compared to no investments in securities and $40,098,000 of net loan principal increases, respectively, during the first nine months of 2012. Proceeds from the sale of foreclosed assets accounted for $12,252,000 and $11,281,000 of investing sources of funds during the nine months ended September 30, 2013 and 2012, respectively. These changes in investment and loan balances, and proceeds from sale of foreclosed assets, contributed to net cash used by investing activities of $245,549,000 during the nine months ended September 30, 2013, compared to net cash provided by investing activities of $10,819,000 during the nine months ended September 30, 2012. Financing activities provided net cash of $4,168,000 during the nine months ended September 30, 2013, compared to net cash used by financing activities of $56,362,000 during the nine months ended September 30, 2012. Deposit balance increases accounted for $3,609,000 of financing sources of funds during the nine months ended September 30, 2013, compared to $11,103,000 of financing sources of funds during the nine months ended September 30, 2012. A net increases in other borrowings accounted for $5,429,000 of financing sources of funds during the nine months ended September 30, 2013, compared to a net decrease in other borrowings that accounted $63,277,000 of financing uses of funds during the nine months ended September 30, 2012. Dividends paid used $4,976,000 and $4,317,000 of cash during the nine months ended September 30, 2013 and 2012, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our assessment of market risk as of September 30, 2013 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

During the nine months ended September 30, 2013, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

See Note 18, to the consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s involvement in litigation.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the three months ended September 30, 2013 pursuant to the Company’s stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under “Capital Resources” in this report and is incorporated herein by reference:

Period	(a) Total number	(b) Average price	(c) Total number of	(d) Maximum number
	of shares purchased	paid per share	shares purchased as	of shares that may yet
			part of publicly	be purchased under the
			announced plans or	plans or programs
			programs
Jul. 1-31, 2013	—	—	—	333,400
Aug. 1-31, 2013	—	—	—	333,400
Sep. 1-30, 2013	—	—	—	333,400

Total	—	—	—	333,400

Item 6 – Exhibits

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 3, 2010.

2.2	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Citizens Bank of Northern California, Nevada City, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of September 23, 2011, and related addendum, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 27, 2011.

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 16, 2009.

3.2	Bylaws of TriCo Bancshares, as amended, filed as Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011.

4.1	Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock filed as Exhibit 3.3 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.2	Rights Agreement dated as of June 25, 2001 between TriCo Bancshares and Mellon Investor Services LLC (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A filed on July 5, 2001).

Item 6 – Exhibits (continued)

4.3	Amendment to Rights Agreement dated as of July 8, 2011 between TriCo Bancshares and BNY Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 8, 2011).

4.4	Amended and Restated Form of Right Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on July 8, 2011).

10.2*	Form of Change of Control Agreement dated as of July 17, 2013, between TriCo, Tri Counties Bank and each of Dan Bailey, Bruce Belton, Craig Carney, Richard O’Sullivan, Thomas Reddish, and Ray Rios (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 23, 2013).

10.5*	TriCo’s 1995 Incentive Stock Option Plan filed as Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063).

10.6*	TriCo’s 2001 Stock Option Plan, as amended, filed as Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.7*	TriCo’s 2009 Equity Incentive plan, as amended, filed as Exhibit 10.2 to TriCo’s Form 8-K filed April 3, 2013.

10.8*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2013.

10.9*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 filed as Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.10*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 filed as Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.11*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 filed as Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.13*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 filed as Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.14*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 filed as Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.15*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.16*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.17*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith, filed as Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.18*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.19*	Form of Tri-Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish, filed as Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.20*	Form of Tri-Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin, filed as Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.21*	Form of Indemnification Agreement between TriCo Bancshares and each of its directors and executive officers, filed as Exhibit 10.1 to TriCo’s Form 8-K filed September 10, 2013.

10.22*	Form of Indemnification Agreement between Tri Counties Bank and each of its directors and executive officers, filed as Exhibit 10.2 to TriCo’s Form 8-K filed September 10, 2013.

21.1	Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES
(Registrant)

Date: November 8, 2013	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)