Form 10-K
period 2013-12-31
TRICO BANCSHARES /
filed 2014-03-07
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report

Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013	Commission File Number 0-10661

TriCo Bancshares

(Exact name of Registrant as specified in its charter)

California	94-2792841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

63 Constitution Drive, Chico, California	95973
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(530) 898-0300

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, without par value	Nasdaq Stock Market LLC
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (check one).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2013, was approximately $262,109,000 (based on the closing sales price of the Registrant’s common stock on the date). This computation excludes a total of 3,777,212 shares that are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant’s common stock, as of February 28, 2014, was 16,107,242 shares of common stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of TriCo Bancshares’ definitive proxy statement for the 2014 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

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

PART I

ITEM 1. BUSINESS

Information About TriCo Bancshares’ Business

TriCo Bancshares is a bank holding company incorporated in California in 1981 and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company’s principal subsidiary is Tri Counties Bank, a California-chartered commercial bank (the “Bank”). The Bank offers banking services to retail customers and small to medium-sized businesses through 63 branch offices in Northern and Central California. See “Business of Tri Counties Bank”. As a bank holding company, TriCo is subject to the supervision of the Board of Governors of the Federal Reserve System (the “FRB”) under the BHC Act. The Bank is subject to the supervision of the California Department of Business Oversight (the “DBO”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Company and the Bank are headquartered in Chico, California.

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

Business of Tri Counties Bank

The Bank was incorporated as a California banking corporation on June 26, 1974, and received its certificate of authority to begin banking operations on March 11, 1975. The Bank engages in the general commercial banking business in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Napa, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. The Bank currently operates from 41 traditional branches and 22 in-store branches.

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

The Bank has emphasized retail banking since it opened. Most of the Bank’s customers are retail customers and small to medium-sized businesses. The Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank’s loans are direct loans made to individuals and businesses in Northern and Central California where its branches are located. At December 31, 2013, the total of the Bank’s consumer loans net of deferred fees outstanding was $383,163,000 (22.9%), the total of commercial loans outstanding was $131,878,000 (7.9%), and the total of real estate loans including construction loans of $49,103,000 was $1,156,966,000 (69.2%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

Agreement to acquire North Valley Bancorp

On January 21, 2014, TriCo announced that it had entered into an Agreement and Plan of Merger and Reorganization under which it would acquire North Valley Bancorp (“North Valley”). North Valley shareholders will receive a fixed exchange ratio of 0.9433 shares of TriCo common stock for each share of North Valley common stock, which would provide North Valley shareholders with aggregate ownership, on a pro forma basis, of approximately 28.6% of the common stock of the combined company. Based on TriCo’s closing stock price of $27.66 on January 17, 2014, North Valley shareholders would have received consideration valued at approximately $26.09 per share.

The merger will not be completed unless a number of customary closing conditions are met, including, among others, approval of the merger by shareholders of both companies, the registration of the offering of the TriCo common stock to the North Valley shareholders under the Securities Act of 1933, receipt of required regulatory and other approvals and the expiration of applicable statutory waiting periods, the accuracy of specified representations and warranties of each party, the receipt of tax opinions confirming certain tax aspects of the merger, North Valley’s satisfaction of certain financial measures shortly prior to closing, and the absence of any injunctions or other legal restraints.

TriCo has agreed to appoint three North Valley directors to TriCo’s board upon closing of the merger. The merger is expected to be completed in the second or third quarter of 2014, subject to approval of the merger by shareholders of both companies, receipt of required regulatory and other approvals and satisfaction of customary closing conditions.

North Valley, headquartered in Redding, California, is the parent of North Valley Bank and had approximately $917.8 million in assets and 22 commercial banking offices in Shasta, Humboldt, Del Norte, Mendocino, Yolo, Sonoma, Placer and Trinity Counties in Northern California at December 31, 2013. In connection with the acquisition, North Valley Bank will merge into Tri Counties Bank.

As of December 31, 2013, on a pro forma consolidated basis with North Valley, TriCo would have had approximately $3.61 billion in assets.

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

Employees

At December 31, 2013, the Company and the Bank employed 794 persons, including seven executive officers. Full time equivalent employees were 733. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are good.

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

The Bank, as a state chartered bank, is subject to broad federal regulation and oversight extending to all its operations by the FDIC and to state regulation by the DBO.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The implementation and impact of legislation and regulations enacted since 2008 in response to the U.S. economic downturn and financial industry instability continued in 2013 as modest recovery returned to many institutions in the banking sector. Certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was enacted in 2010, are now effective and have been fully implemented, including revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Action in 2013 to implement the final Dodd-Frank provisions included (i) final new capital rules, (ii) a final rule to implement the so called Volcker rule restrictions on certain proprietary trading and investment activities and (iii) final rules and increased enforcement action by the Consumer Finance Protection Bureau (“CFPB”).

The Bank Holding Company Act

The Company is registered as a bank holding company under the BHC Act. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. As a result of the Gramm-Bliley Act, which amended the BHC Act, qualified bank holding companies that elected to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Office of the Comptroller of the Currency (the “OCC”)) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined solely by the FRB). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and agency, and making merchant banking investments. The Company has not elected to become a financial holding company.

The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition of more than 5 percent of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of an acquiring bank’s primary federal regulator is required before it may merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act, consumer compliance, fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

CFPB Actions

Dodd-Frank created the CFPB as an independent entity with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, will continue to be examined for compliance by their primary federal banking agency. Significant recent CFPB developments that may affect the Bank’s operations and compliance costs include:

•	The issuance of final rules for residential mortgage lending, which became effective January 10, 2013, including definitions for “qualified mortgages” and detailed standards by which lenders must satisfy themselves of the borrower’s ability to repay the loan and revised forms of disclosure under the Truth in Lending Act and the Real Estate Settlement Procedures Act

•	The issuance of a policy report on arbitration clauses which could result in the restriction or prohibition of lenders including arbitration clauses in consumer financial services contracts

•	Actions taken to regulate and supervise credit bureaus and debt collections
•	Positions taken by CFPB on fair lending, including applying the disparate impact theory in auto financing, which could make it harder for lenders to charge different rates or apply different terms to loans to different customers.

The Bank is not subject to examination by the CFPB but is required to comply with CFPB rules and regulations.

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

Restrictions on Dividends and Distributions

A California corporation such as TriCo may make a distribution to its shareholders to the extent that either the corporation’s retained earnings meet or exceed the amount of the proposed distribution or the value of the corporation’s assets exceed the amount of its liabilities plus the amount of shareholders preferences, if any, and certain other conditions are met. It is the FRB’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.

The primary source of funds for payment of dividends by TriCo to its shareholders has been and will be the receipt of dividends and management fees from the Bank. TriCo’s ability to receive dividends from the Bank is limited by applicable state and federal law. Under the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings; or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). However, with the prior approval of the Commissioner of the DBO, a bank may pay cash dividends in an amount not to exceed the greatest of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. However, if the DBO finds that the shareholders’ equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound, the Commissioner may order the bank not to pay a dividend to shareholders.

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

The FRB, FDIC and the DBO have authority to prohibit a bank holding company or a bank from engaging in practices which are considered to be unsafe and unsound. Depending on the financial condition of TriCo and the Bank and other factors, the FRB, FDIC or the DBO could determine that payment of dividends or other payments by TriCo or the Bank might constitute an unsafe or unsound practice.

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

New Capital Rules and the Basel Accords

The current risk-based capital guidelines which apply to the Company and the Bank are based upon the 1988 capital accord (referred to as “Basel I”) of the International Basel Committee on Banking Supervision (the “Basel Committee”), a committee of central banks and bank supervisors and regulators from the major industrialized countries. The Basel Committee develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. On July 2, 2013, the FRB approved final rules that substantially amend the regulatory risk-based capital rules applicable to TriCo and the Bank. The FDIC has subsequently approved these rules. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which would be phased in from 2015 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to TriCo and the Bank under the final rules would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes TriCo and the Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes TriCo) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

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

The final rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. Based on our current capital composition and levels, we believe that we would be in compliance with the requirements applicable to us as set forth in the final rules if they were presently in effect.

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

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for the Bank would also result in the revocation of the Bank’s charter by the DBO.

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

Like other financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our business, financial condition, results of operations and cash flows. The allowance for loan losses reflects our estimate of the probable losses in our loan portfolio at the relevant balance sheet date. Our allowance for loan losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. Federal and state regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for loan losses further or that the allowance will be adequate to absorb loan losses we actually incur. Either of these occurrences could have a material adverse affect on our business, financial condition and results of operations.

Our business may be adversely affected by business conditions in Northern and Central California.

We conduct most of our business in Northern and Central California. As a result of this geographic concentration, our results are impacted by the difficult economic conditions in California. A deterioration in the economic conditions or a prolonged delay in economic recovery in California could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows:

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

A significant majority of the loans in our portfolio are secured by real estate and a downturn in our real estate markets could hurt our business.

A downturn in our real estate markets or prolonged delay in economic recovery in California could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. As real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral could then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2013, approximately 90.4% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. So if there is a significant adversely decline in real estate values in California, the collateral for our loans will provide less security. Real estate values could also be affected by, among other things, earthquakes, drought and national disasters in our markets. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of our senior management team of Messrs. Smith, O’Sullivan, Bailey, Reddish, Carney, Rios, Hunter and Ms. Ward, who have expertise in banking and experience in the California markets we serve and have targeted for future expansion. We also depend upon a number of other key executives who are California natives or are long-time residents and who are integral to implementing our business plan. The loss of the services of any one of our senior executive management team or other key executives could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our business may be adversely affected the continuing drought in California.

California is experiencing the third year of a severe drought. A considerable portion of our borrowers are involved in, or are impacted to some extent by, the agricultural industry, which is dependent on water. Agriculture operating loans comprised $33.5 million and $41.7 million, or 2.0% and 2.7%, of our loan portfolio at December 31, 2013 and 2012, respectively. We also originate agriculture real estate loans, which comprised $55.5 million and $65.2 million or 3.3% and 4.2% of our loan portfolio at December 31, 2013 and 2012. As a result of the drought, there are various governmental proposals concerning the distribution or rationing of water. If the amount of water available to agriculture in our market areas becomes increasingly scarce due to drought, rationing and/or diversion, growers may not be able to continue to produce agricultural products at a reasonable profit, which has the potential to force many out of business. While many of our borrowers are not directly involved in agriculture, they could be impacted by difficulties in the agricultural industry because many jobs in our market areas are ancillary to the production, processing, marketing and sales of agricultural products. The drought has the potential to adversely affect agricultural industries as well as consumer purchasing power, and could lead to further unemployment throughout our market area. The drought therefore could have a material adverse effect on our business, financial condition, results of operations and asset quality.

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

Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Although we have been successful in generating new loans during 2013, the continuation of historically low long-term interest rate levels may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress our loan volumes or cause rates on loans to decline. In addition, an increase in the general level of short-term interest rates on variable rate loans may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. Additionally, if short-term market rates rise, in order to retain existing deposit customers and attract new deposit customers we may need to increase rates we pay on deposit accounts. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

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

Among other things, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

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

We are subject to extensive regulation, supervision and examination by the DBO, FDIC, and the FRB. See Item 1—Regulation and Supervision of this report for information on the regulation and supervision which governs our activities. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to our shareholders by restricting certain of our activities, such as:

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

We plan to increase the level of our assets, including our loan portfolio. Our ability to increase our assets depends in large part on our ability to attract additional deposits at favorable rates. We intend to seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets and by establishing personal relationships with our customers. We cannot assure that these efforts will be successful. Our inability to attract additional deposits at competitive rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, Management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2013, $28,586,000, or 1.0%, of the Company’s assets were covered by these FDIC loss sharing agreements.

Risks Relating to Dividends and Our Common Stock

Our future ability to pay dividends is subject to restrictions.

Since we are a holding company with no significant assets other than the Bank, we currently depend upon dividends from the Bank for a substantial portion of our revenues. Our ability to continue to pay dividends in the future will continue to depend in large part upon our receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions to us is subject to the restrictions in the California Financial Code and the DBO. As of December 31, 2013, the Bank could have paid $44,548,000 in dividends without the prior approval of the DBO. The amount that the Bank may pay in dividends is further restricted due to the fact that the Bank must maintain a certain minimum amount of capital to be considered a “well capitalized” institution as further described under Item 1—Capital Requirements in this report.

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

Our common stock is quoted on Nasdaq and trading volumes have been modest. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue or that shareholders will be able to sell their shares.

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

As of December 31, 2013, directors and executive officers beneficially owned approximately 14.4% of our common stock and our Employee Stock Ownership Plan owned approximately 8.2%. Agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of our board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.

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

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2013, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $41,238,000. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

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

As a result of weaknesses that may be identified in our internal control, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure control. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with Nasdaq. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

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

Risks Related to the Announced Merger with North Valley Bancorp

Failure to consummate the Merger, or a delay in consummating the Merger, could negatively impact the market price of TriCo common stock and could have a material adverse effect on our business, financial condition and results of operations.

On January 21, 2014, TriCo and North Valley Bancorp entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) providing for the merger of North Valley Bancorp with and into TriCo, with Trico as the surviving entity (the “Merger”).

Consummation of the Merger is subject to various customary conditions, including (i) approval by TriCo’s shareholders and North Valley Bancorp’s shareholders, (ii) receipt of certain required regulatory approvals without materially burdensome regulatory conditions, (iii) the absence of any governmental order or law prohibiting the consummation of the Merger, and (iv) effectiveness of the registration statement for the TriCo common stock to be issued as consideration in the Merger.

We have incurred substantial expenses in connection with the negotiation and preparations for completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, we will have incurred these expenses without realizing the expected benefits of the Merger. If the Merger is not consummated for any reason, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of TriCo common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by a delay in receipt of necessary governmental approvals or by the receipt of a competing acquisition proposal or by reason of litigation, our business, financial condition and results of operations may also be materially adversely affected. Additionally, if the Merger Agreement is terminated, under certain circumstances, TriCo could be required to pay a termination fee to North Valley

Bancorp equal to $3,800,000. In addition, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger.

We may fail to realize the cost savings we have estimated for the Merger or integrate the business operations and managements of our two companies in an efficient manner.

The success of the Merger will depend, in part, on our ability to realize anticipated cost savings and to combine the businesses of TriCo and North Valley Bancorp in a manner that permits growth opportunities to be realized and does not materially disrupt the existing customer relationships of the Tri Counties Bank or North Valley Bank, nor result in decreased revenues due to any loss of customers.

TriCo and North Valley Bancorp have operated and, until the completion of the Merger, will continue to operate independently. To realize these anticipated benefits, the businesses of TriCo and North Valley and Tri Counties Bank and North Valley Bank must be successfully combined. While management has taken existing leases and other contractual obligations into consideration in developing its estimate of cost savings, changes in transaction volumes, operating systems and procedures and other factors may cause the actual cost savings to be different from these estimates. In addition, difficulties encountered in integrating our information systems could prevent us from realizing some of the estimated cost savings. Such difficulties could also jeopardize customer relationships and cause a loss of deposits or loan customers and the revenue associated with those customers. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect our ability to maintain relationships with customers and employees after the Merger or to achieve the anticipated benefits of the Merger. Integration efforts between the two companies will also divert management attention and resources. A failure to successfully navigate the complicated integration process could have an adverse effect on the combined companies or the combined bank. If the combined bank is not able to achieve these cost-savings objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

We are subject to various uncertainties and contractual restrictions while the Merger is pending that could disrupt the conduct of our business and could have a material adverse effect on our business, financial condition and results of operations.

Uncertainty about the effect of the Merger on employees, customers, suppliers, and vendors may have a material adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability or the ability of North Valley Bancorp to attract, retain and motivate key personnel, depositors and borrowers pending the consummation of the Merger, as such personnel, depositors and borrowers may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the Merger.

In addition, the Merger Agreement restricts us from taking certain actions without North Valley Bancorp’s consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing certain transactions or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions could have a material adverse effect on our business, financial condition and results of operations.

We have a small number of key personnel. The pursuit of the Merger and the preparation for the integration may place a burden on management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

The consideration to be paid in the Merger is fixed and will not be adjusted for changes in the business, assets, liabilities, prospects, outlook, financial condition or results of operations of TriCo or North Valley Bancorp, or in the event of any change in our stock price or North Valley Bancorp’s stock price.

The Merger Agreement provides that the merger consideration, i.e. the number of shares of TriCo common stock that we will issue to holders of North Valley Bancorp common stock, is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, TriCo common stock or those of North Valley Bancorp. For example, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the Merger, there would be no adjustment to the amount of the merger consideration.

The market price of our common stock after the Merger may be affected by factors different from those affecting our shares currently.

The results of operations of the combined company and the market price of our common stock after the completion of the Merger may be affected by factors different from those currently affecting the independent results of our operations and the market price of our common stock.

The costs relating to the Merger could reduce our future earnings per share.

We estimate that we have incurred or will incur significant transaction costs associated with the Merger, a portion of which will be incurred whether or not the Merger closes. We believe the combined company may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the Merger is completed or subsequent quarters, to reflect costs associated with integrating Tri Counties Bank and North Valley Bank. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the Merger, including charges associated with the impairment of any goodwill booked in connection with the Merger.

The Failure of Tri Counties Bank’s or North Valley Bank’s Loan Portfolios to Perform as Expected May Unfavorably Impact Us.

Our performance and prospects after the Merger will be dependent to a significant extent on the performance of the combined loan portfolios of Tri Counties Bank and North Valley Bank, and ultimately on the financial condition of their respective borrowers and other customers. The existing loan portfolios of the two banks differ to some extent in the types of borrowers, industries and credits represented. In addition, there are differences in the documentation, classifications, underwriting and management of the portfolios. As a result, our overall loan portfolio after the Merger will have a different risk profile than the loan portfolio of either Tri Counties Bank or North Valley Bank before the Merger. The performance of the two loan portfolios will be adversely affected if any of such factors is worse than currently anticipated. In addition, to the extent that present customers are not retained by North Valley Bancorp or North Valley Bank, or additional expenses are incurred in retaining them, there could be adverse effects on our future consolidated results of operations following the Merger. The anticipated benefits of the Merger are dependent, in part, on the extent to which the revenues of North Valley Bancorp are maintained and enhanced.

Goodwill resulting from the Merger may adversely affect our results of operations.

Goodwill and other intangible assets are expected to increase substantially as a result of the Merger. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by U.S. GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is engaged in the banking business through 63 offices in 23 counties in Northern and Central California including ten offices in Shasta County, nine in Butte County, seven in Sacramento and Nevada Counties, six in Placer County, four in Stanislaus County, three each in Siskiyou, Sutter and Kern Counties, two each in Glenn and Yolo Counties, and one each in Contra Costa, Del Norte, Fresno, Lake, Lassen, Madera, Mendocino, Merced, Napa, Tehama, Tulare, and Yuba Counties. All offices are constructed and equipped to meet prescribed security requirements.

The Company owns twenty branch office locations, four administrative buildings, and two other buildings that it leases out. The Company leases forty-three branch office locations, and one administrative building. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

ITEM 3. LEGAL PROCEEDINGS

The Bank owns 10,214 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4206 per Class A share. As of December 31, 2013, the value of the Class A shares was $222.68 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $957,000 as of December 31, 2013, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On January 24, 2014, a putative shareholder class action lawsuit was filed against TriCo, North Valley Bancorp and certain other defendants in connection with TriCo entering into the Merger Agreement with North Valley Bancorp. The lawsuit, which was filed in the Shasta County, California Superior Court, alleges that the members of the North Valley Bancorp board of directors breached their fiduciary duties to North Valley Bancorp shareholders by approving the proposed merger for inadequate consideration; approving the transaction in order receive benefits not equally shared by other North Valley Bancorp shareholders; entering into the Merger Agreement containing preclusive deal protection devices; and failing to take steps to maximize the value to be paid to the North Valley Bancorp shareholders. The lawsuit alleges claims against TriCo for aiding and abetting these alleged breaches of fiduciary duties. The plaintiff seeks, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties injunctive relief prohibiting consummation of the merger, rescission, attorneys’ of the merger agreement, fees and costs, and other and further relief. At this stage, TriCo is unable to predict the outcome of the proceedings or their impact on TriCo or North Valley Bancorp.

On September 27, 2012, the Company announced that the Bank entered into a tentative settlement with a former employee who filed a class action lawsuit against the Bank in the Superior Court of California, Kern County on behalf of herself and a putative class of current and former Bank employees serving as assistant branch managers seeking undisclosed damages, alleging that the Bank improperly classified its assistant branch managers as exempt employees under California laws. The lawsuit alleges claims for: failure to pay overtime compensation; failure to provide meal periods; failure to provide rest periods; failure to provide accurate wage statements; failure to provide suitable seating; declaratory relief; accounting; and unfair business practices in violation of California Business and Professions Code section 17200. On September 26, 2012, after efforts to mediate the claim, the Bank and the former employee agreed to settle the case in an amount ranging from $2,039,500 to $2,500,000, depending primarily on the number of class participants who file claims, and pending final approval by the court, including determination of the method to allocate settlement payments among current and former employees who are members of the defined settlement class, and the portion of the total settlement allocable to attorney’s fees and costs to plaintiff’s counsel. On September 26, 2012, the Bank recorded a $2,090,000 expense and accrued liability in anticipation of approval of this settlement by the court and estimated related payroll taxes. On May 7, 2013, the court preliminariy approved the settlement. On August 27, 2013, the court approved a final settlement agreement for $2,429,000, and the Bank recorded an additional $339,000 expense and accrued liability related to this matter. During September 2013, the Bank paid the settlement amount.

The Bank is named as defendant in a lawsuit filed by a former employee seeking undisclosed damages, alleging that the Bank improperly terminated his employment under California law. The Bank denies all allegations and is vigorously defending the suit.

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

Inapplicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company’s common stock is traded on the Nasdaq under the symbol “TCBK.” The following table shows the high and the low closing sale prices for the common stock for each quarter in the past two years, as reported by Nasdaq:

	High	Low
2013:
Fourth quarter	$28.76	$22.50
Third quarter	$23.07	$20.50
Second quarter	$21.75	$15.77
First quarter	$17.90	$16.31
2012:
Fourth quarter	$17.14	$14.73
Third quarter	$16.81	$14.76
Second quarter	$17.71	$14.84
First quarter	$17.67	$14.22

As of February 28, 2014 there were approximately 1,397 shareholders of record of the Company’s common stock. On February 28, 2014, the closing sales price was $24.99.

The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. As of December 31, 2013, $44,548,000 was available for payment of dividends by the Bank to the Company, under applicable laws and regulations. The Company paid cash dividends of $0.11 per common share in each of the quarters ended December 31, 2013, September 30, 2013, June 30, 2013, and $0.09 per common share in each of the quarters ended March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012.

Stock Repurchase Plan

The Company adopted a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. This plan has no stated expiration date for the repurchases. As of December 31, 2013, the Company had purchased 166,600 shares under this plan. The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2013:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number shares that may yet be purchased under the plans or programs
Oct. 1-31, 2013	—	—	—	333,400
Nov. 1-30, 2013	—	—	—	333,400
Dec. 1-31, 2013	—	—	—	333,400

Total	—	—	—	333,400

The following graph presents the cumulative total yearly shareholder return from investing $100 on December 31, 2008, in each of TriCo common stock, the Russell 3000 Index, and the SNL Western Bank Index. The SNL Western Bank Index compiled by SNL Financial includes banks located in California, Oregon, Washington, Montana, Hawaii and Alaska with market capitalization similar to that of TriCo’s. The amounts shown assume that any dividends were reinvested.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
TriCo Bancshares	100.00	68.90	68.46	61.85	74.49	128.61
Russell 3000	100.00	128.34	150.07	151.61	176.49	235.71
SNL Western Bank	100.00	91.83	104.05	94.00	118.63	166.91

Equity Compensation Plans

The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2013. All of our equity compensation plans have been approved by shareholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	—	—	—
Equity compensation plans approved by shareholders	1,246,370	$18.04	937,500

Total	1,246,370	$18.04	937,500

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in connection with our consolidated financial statements and the related notes located at Item 8 of this report.

TRICO BANCSHARES

Financial Summary

(in thousands, except per share amounts)

Year ended December 31,	2013	2012	2011	2010	2009
Interest income	$106,560	$108,716	$102,982	$104,572	$112,333
Interest expense	4,696	7,344	10,238	14,133	20,615

Net interest income	101,864	101,372	92,744	90,439	91,718
(Benefit from) provision for loan losses	(715)	9,423	23,060	37,458	31,450
Noninterest income	36,829	37,980	42,813	32,695	30,329
Noninterest expense	93,604	97,998	82,715	77,205	75,450

Income before income taxes	45,804	31,931	29,782	8,471	15,147
Provision for income taxes	18,405	12,937	11,192	2,466	5,185

Net income	$27,399	$18,994	$18,590	$6,005	$9,962

Earnings per share:
Basic	$1.71	$1.19	$1.17	$0.38	$0.63
Diluted	$1.69	$1.18	$1.16	$0.37	$0.62
Per share:
Dividends paid	$0.42	$0.36	$0.36	$0.40	$0.52
Book value at December 31	$15.61	$14.33	$13.55	$12.64	$12.71
Tangible book value at December 31	$14.59	$13.30	$12.49	$11.62	$11.71
Average common shares outstanding	16,045	15,988	15,935	15,860	15,783
Average diluted common shares outstanding	16,197	16,052	16,000	16,010	16,011
Shares outstanding at December 31	16,077	16,001	15,979	15,860	15,787
At December 31:
Loans, net of allowance	$1,633,762	$1,522,175	$1,505,118	$1,377,000	$1,460,097
Total assets	2,744,066	2,609,269	2,555,597	2,189,789	2,170,520
Total deposits	2,410,483	2,289,702	2,190,536	1,852,173	1,828,512
Other borrowings	6,335	9,197	72,541	62,020	66,753
Junior subordinated debt	41,238	41,238	41,238	41,238	41,238
Shareholders’ equity	250,946	229,359	216,441	200,397	200,649
Financial Ratios:
For the year:
Return on average assets	1.04%	0.75%	0.82%	0.27%	0.48%
Return on average equity	11.34%	8.44%	8.93%	2.94%	4.89%
Net interest margin[1]	4.18%	4.32%	4.43%	4.45%	4.77%
Net loan losses to average loans	0.23%	0.82%	1.37%	2.07%	1.53%
Efficiency ratio [2]	67.32%	70.19%	60.88%	62.49%	61.53%
Average equity to average assets	9.21%	8.91%	9.15%	9.25%	9.73%
At December 31:
Equity to assets	9.15%	8.79%	8.47%	9.15%	9.24%
Total capital to risk-adjusted assets	14.77%	14.53%	13.94%	14.20%	13.36%

[1]	Fully taxable equivalent.
[2]	The sum of fully taxable equivalent net interest income and noninterest income divided by noninterest expense.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

As TriCo Bancshares has not commenced any business operations independent of the Bank, the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest income and net interest income are generally presented on a fully tax-equivalent (FTE) basis. The presentation of interest income and net interest income on a FTE basis is a common practice within the banking industry. Interest income and net interest income are shown on a non-FTE basis in this Item 7 this report, and a reconciliation of the FTE and non-FTE presentations is provided below in the discussion of net interest income.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s policies related to estimates on the allowance for loan losses, other than temporary impairment of investments and impairment of intangible assets, can be found in Note 1 in the financial statements at Item 8 of this report.

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

On January 21, 2014, TriCo announced that it had entered into an Agreement and Plan of Merger and Reorganization under which it would acquire North Valley Bancorp. North Valley Bancorp shareholders will receive a fixed exchange ratio of 0.9433 shares of TriCo common stock for each share of North Valley Bancorp common stock, which would provide North Valley Bancorp shareholders with aggregate ownership, on a pro forma basis, of approximately 28.6% of the common stock of the combined company. Based on TriCo’s closing stock price of $27.66 on January 17, 2014, North Valley Bancorp shareholders would have received consideration valued at approximately $26.09 per share.

The Merger will not be completed unless a number of customary closing conditions are met, including, among others, approval of the merger by shareholders of both companies, the registration of the offering of the TriCo common stock to the North Valley Bancorp shareholders under the Securities Act of 1933, receipt of required regulatory and other approvals and the expiration of applicable statutory waiting periods, the accuracy of specified representations and warranties of each party, the receipt of tax opinions confirming certain tax aspects of the merger, North Valley Bancorp’s satisfaction of certain financial measures shortly prior to closing, and the absence of any injunctions or other legal restraints.

TriCo has agreed to appoint three North Valley Bancorp directors to TriCo’s board upon closing of the Merger. The Merger is expected to be completed in the second or third quarter of 2014, subject to approval of the Merger by shareholders of both companies, receipt of required regulatory and other approvals and satisfaction of customary closing conditions.

North Valley, headquartered in Redding, California, is the parent of North Valley Bank and had approximately $917.8 million in assets and 22 commercial banking offices in Shasta, Humboldt, Del Norte, Mendocino, Yolo, Sonoma, Placer and Trinity Counties in Northern California at December 31, 2013. In connection with the acquisition, North Valley Bank will merge into the Bank.

As of December 31, 2013, on a pro forma consolidated basis with North Valley Bancorp, TriCo would have had approximately $3.61 billion in assets.

On September 23, 2011, the California DBO closed Citizens Bank of Northern California (“Citizens”), Nevada City, California and appointed the FDIC as receiver. That same date, the Bank assumed the banking operations of Citizens from the FDIC under a whole bank purchase and assumption agreement without loss sharing. With this agreement, the Bank added seven traditional bank branches including two in Grass Valley, and one in each of Nevada City, Penn Valley, Lake of the Pines, Truckee, and Auburn, California. This acquisition is consistent with the Bank’s community banking expansion strategy and provides further opportunity to fill in the Bank’s market presence in the Northern California market.

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

The Company refers to loans and foreclosed assets that are covered by loss sharing agreements as “covered loans” and “covered foreclosed assets”, respectively. In addition, the Company refers to loans purchased or obtained in a business combination as “purchased credit impaired” (PCI) loans, or “purchased not credit impaired” (PNCI) loans. The Company refers to loans that it originates as “originated” loans. Additional information regarding the Citizens acquisition can be found in Note 2 in the financial statements at Item 8 of this report. Additional information regarding the definitions and accounting for originated, PNCI and PCI loans can be found in Notes 1, 2, 4 and 5 in the financial statements at Item 8 of this report, and under the heading Asset Quality and Non-Performing Assets below.

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

Following is a summary of the components of net income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2013	2012	2011
Components of Net Income
Net interest income	$101,864	$101,372	$92,744
Benefit from (provision for) loan losses	715	(9,423)	(23,060)
Noninterest income	36,829	37,980	42,813
Noninterest expense	(93,604)	(97,998)	(82,715)
Taxes	(18,405)	(12,937)	(11,192)

Net income	$27,399	$18,994	$18,590

Net income per average fully-diluted share	$1.69	$1.18	$1.16
Net income as a percentage of average shareholders’ equity	11.34%	8.44%	8.93%
Net income as a percentage of average total assets	1.04%	0.75%	0.82%

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities.

Following is a summary of the Company’s net interest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2013	2012	2011
Components of Net Interest Income
Interest income	$106,560	$108,716	$102,982
Interest expense	(4,696)	(7,344)	(10,238)

Net interest income	101,864	101,372	92,744
FTE adjustment	350	257	309

Net interest income (FTE)	$102,214	$101,629	$93,053

Net interest margin (FTE)	4.18%	4.32%	4.43%

Net interest income (FTE) for the year ended December 31, 2013 was $102,214,000, an increase of $585,000 or 0.6% compared to the year ended December 31, 2012. The increase in net interest income during 2013 when compared to 2012 is mainly due to a decrease in average balance of other borrowings, a shift in deposit balances from relatively high interest rate earning time deposits to noninterest-earning, demand, and savings deposits, an increase in the average balance of investments securities, and an increase in the average balance of loans; all of which were substantially offset by a decrease in the average yield on loans. The “Yield” and “Volume/Rate” tables shown below are useful in illustrating and quantifying the developments that affected net interest income during 2013.

Net interest income (FTE) for the year ended December 31, 2012 was $101,629,000, an increase of $8,576,000 or 9.2% compared to the year ended December 31, 2011. The increase in net interest income during 2012 when compared to 2011 is mainly due to the acquisition of Citizens on September 23, 2011 and its associated net interest income of $17,852,000 during 2012 compared to $6,117,000 from the acquisition date of September 23, 2011 to December 31, 2011. Included in the net interest income associated with the Citizens acquisition is $7,572,000 and $3,146,000 from the accretion of loan purchase discounts during 2012 and 2011, respectively. Also contributing to the increase in net interest income was a reduction in deposit rates, the flow of deposits from relatively higher paying time deposits to lower paying non-maturity deposits, and the reduction of relatively high cost other borrowings. During 2012, investment opportunities continued to be unattractive given their low market yields and interest rate risk profile. The “Yield” and “Volume/Rate” tables shown below are useful in illustrating and quantifying the developments that affected net interest income during 2012.

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

	Year ended December 31, 2013
	Average balance	Interest income/expense	Rates earned/paid
Assets
Loans	$1,610,725	$97,548	6.06%
Investment securities - taxable	224,636	6,736	3.00%
Investment securities - nontaxable	16,632	933	5.61%
Cash at Federal Reserve and other banks	591,507	1,693	0.29%

Total earning assets	2,443,500	106,910	4.38%

Other assets	179,267

Total assets	$2,622,767

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$524,139	528	0.10%
Savings deposits	797,803	1,026	0.13%
Time deposits	315,253	1,891	0.60%
Other borrowings	8,026	4	0.05%
Junior subordinated debt	41,238	1,247	3.02%

Total interest-bearing liabilities	1,686,459	4,696	0.28%

Noninterest-bearing demand	657,377
Other liabilities	37,297
Shareholders’ equity	241,634

Total liabilities and shareholders’ equity	$2,622,767

Net interest spread (1)			4.10%
Net interest income and interest margin (2)		$102,214	4.18%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

Summary of Average Balances, Yields/Rates and Interest Differential – Yield Tables (continued)

	Year ended December 31, 2012
	Average balance	Interest income/ expense	Rates earned/paid
Assets
Loans	$1,552,540	$100,496	6.47%
Investment securities - taxable	200,958	6,177	3.07%
Investment securities - nontaxable	9,529	685	7.19%
Cash at Federal Reserve and other banks	587,118	1,615	0.28%

Total earning assets	2,350,145	108,973	4.64%

Other assets	176,927

Total assets	$2,527,072

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$471,747	784	0.17%
Savings deposits	763,065	1,212	0.16%
Time deposits	372,698	2,420	0.65%
Other borrowings	45,753	1,604	3.51%
Junior subordinated debt	41,238	1,324	3.21%

Total interest-bearing liabilities	1,694,501	7,344	0.43%

Noninterest-bearing demand	572,568
Other liabilities	34,852
Shareholders’ equity	225,151

Total liabilities and shareholders’ equity	$2,527,072

Net interest spread (1)			4.21%
Net interest income and interest margin (2)		$101,629	4.32%

	Year ended December 31, 2011
	Average balance	Interest income/ expense	Rates earned/paid
Assets
Loans	$1,442,821	$92,691	6.42%
Investment securities - taxable	262,306	8,760	3.34%
Investment securities - nontaxable	11,403	833	7.31%
Cash at Federal Reserve and other banks	386,067	1,007	0.26%

Total earning assets	2,102,597	103,291	4.91%

Other assets	173,311

Total assets	$2,275,908

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$410,870	$1,217	0.30%
Savings deposits	661,480	1,421	0.21%
Time deposits	415,319	3,921	0.94%
Other borrowings	63,602	2,420	3.80%
Junior subordinated debt	41,238	1,259	3.05%

Total interest-bearing liabilities	1,592,509	10,238	0.64%

Noninterest-bearing demand	442,174
Other liabilities	33,005
Shareholders’ equity	208,220

Total liabilities and shareholders’ equity	$2,275,908

Net interest spread (1)			4.27%
Net interest income and interest margin (2)		$93,053	4.43%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

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

	2013 over 2012			2012 over 2011
	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Loans	$3,765	$(6,713)	$(2,948)	$7,044	$761	$7,805
Investments - taxable	727	(168)	559	(2,049)	(534)	(2,583)
Investments - nontaxable	511	(263)	248	(137)	(11)	(148)
Cash at Federal Reserve and other banks	12	66	78	523	85	608

Total	5,015	(7,078)	(2,063)	5,381	301	5,682

Increase (decrease) in interest expense:
Demand deposits (interest-bearing)	89	(345)	(256)	183	(616)	(433)
Savings deposits	56	(242)	(186)	213	(422)	(209)
Time deposits	(373)	(156)	(529)	(401)	(1,100)	(1,501)
Other borrowings	(1,324)	(276)	(1,600)	(678)	(138)	(816)
Junior subordinated debt	—	(77)	(77)	—	65	65

Total	(1,552)	(1,096)	(2,648)	(683)	(2,211)	(2,894)

Increase (decrease) in net interest income	$6,567	$(5,982)	$585	$6,064	$2,512	$8,576

Provision for Loan Losses

The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – year ended December 31, 2013 and 2012” at Note 5 in Item 8 of Part II of this report for the components that make up the provision for loan losses for the years ended December 31, 2013 and 2012.

The Company benefited from a $715,000 reversal of provision for loan losses during the year ended December 31, 2013 versus a provision for loan losses of $9,423,000 during the year ended December 31, 2012. As shown in the Table labeled “Allowance for Loan Losses— year ended December 31, 2013” at Note 5 in Item 8 of Part II of this report, residential real estate mortgage loans, home equity lines of credit and auto indirect loans experienced a reversal of provision for loan losses during the year ended December 31, 2013. All other categories of loans experienced a provision for loan losses during the year ended December 31, 2013. The level of provision, or reversal of provision, for loan losses of each loan category during the year ended December 31, 2013 was due primarily to a decrease in the required allowance for loan losses as of December 31, 2013 when compared to the required allowance for loan losses as of December 31, 2012 less net charge-offs during the year ended December 31, 2013, and the effect of the changes in the allowance methodology during the year ended December 31, 2013 as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 8 of Part II of this report. All categories of loans except commercial real estate mortgage loans, home equity loans, and residential construction loans experienced a decrease in the required allowance for loan losses during the year ended December 31, 2013. These decreases in required allowance for loan losses were due primarily to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and newly impaired loans, and reductions in historical loss factors that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 8 of Part II of this report. These same factors were also present, to some extent, for commercial real estate mortgage loans, home equity loans, and residential construction loans, but were more than offset by the effect of increased loan balances or changes in credit quality within the “pass” category of these loan categories resulting in net provisions for loan losses in these categories during the year ended December 31, 2013. For details of the change in nonperforming loans during the year ended December 31, 2013 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the year ended December 31, 2013” and “Changes in nonperforming assets during the three months ended December 31, September 30, June 30, and March 31, 2013” under the heading “Asset Quality and Non-Performing Assets” below. During the year ended December 31, 2013, the Company made several changes to its allowance for loan loss methodology. The changes in methodology are described under the heading “Allowance for loan losses” in the section below labeled “Financial Condition”. Excluding the effect of the changes in allowance methodology during the year ended December 31, 2013, the reversal of provision for loan losses during the year ended December 31, 2013 would have been approximately $4,188,000, or $3,473,000 more than the $715,000 that was actually recorded, and the allowance for loan losses at December 31, 2013 would have been approximately $34,772,000, or $3,473,000 less than the $38,245,000 that was actually recorded.

The provision for loan losses was $9,423,000 and $23,060,000 for the years ended December 31, 2012, and 2011, respectively. The decrease in the provision for loan losses for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily the result of improvement in collateral values and estimated cash flows related to nonperforming loans and purchased credit impaired loans, and a reduction in nonperforming loans.

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

Management re-evaluates the loss ratios and other assumptions used in its calculation of the allowance for loan losses for its Originated and PNCI loan portfolios on a quarterly basis and makes changes as appropriate based upon, among other things, changes in loss rates experienced, collateral support for underlying loans, changes and trends in the economy, and changes in the loan mix. Management also re-evaluates expected cash flows used in its accounting for its PCI loan portfolio, including any required allowance for loan losses, on a quarterly basis and makes changes as appropriate based upon, among other things, changes in loan repayment experience, changes in loss rates experienced, and collateral support for underlying loans.

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2013	2012	2011
Components of Noninterest Income
Service charges on deposit accounts	$12,716	$14,290	$14,776
ATM fees and interchange	8,370	7,762	7,058
Other service fees	2,144	2,223	1,722
Mortgage banking service fees	1,774	1,666	1,495
Change in value of mortgage servicing rights	253	(2,016)	(1,107)

Total service charges and fees	25,257	23,925	23,944
Gain on sale of loans	5,602	6,810	3,037
Commissions on sale of nondeposit investment products	2,983	3,209	2,105
Increase in cash value of life insurance	1,727	1,820	1,885
Change in indemnification asset	(1,649)	(286)	2,059
Gain on disposition of foreclosed assets	1,640	786	680
Bargain purchase gain	—	—	7,575
Gain on life insurance death benefit	—	675	789
Other noninterest income	1,269	1,041	739

Total noninterest income	$36,829	$37,980	$42,813

Noninterest income decreased $1,151,000 (3.0%) to $36,829,000 in 2013. Service charges on deposit accounts were down $1,574,000 (11.0%) due to reduced customer overdrafts and a resulting decrease in non-sufficient funds fees. ATM fees and interchange income was up $608,000 (7.8%) due to increased customer point-of-sale transactions that are primarily the result of incentives for such usage. Overall, mortgage banking activities, which includes mortgage banking servicing fees, change in value of mortgage servicing rights, and gain on sale of loans, accounted for $7,629,000 of noninterest income in the 2013 compared to $6,460,000 in 2012. This $1,169,000 (18.1%) increase in mortgage banking related revenue is mainly due to historically low mortgage rates and the associated high level of mortgage refinance activity that existed during most of 2013, the Bank’s focus of resources in this area, and an increase in mortgage rates in the second half of 2013 that while significantly decreasing originations, sales, and gain on sale of loans during the second half of 2013, also resulted in an increase in the value of the Company’s mortgage servicing rights during 2013. Commissions on sale of nondeposit investment products decreased $226,000 (7.0%) in 2013. The change in indemnification asset from ($286,000) in 2012 to ($1,649,000) in 2013 is primarily due to a decrease in estimated loan losses from the loan portfolio and foreclosed assets acquired in the Granite acquisition on May 28, 2010, and the fact that such losses are generally “covered” at the rate of 80% by the FDIC. The decrease in estimated losses is also reflected in increased interest income, decreased provision for loan losses and/or decreased provision for foreclosed asset losses.

Noninterest income decreased $4,833,000 (11.3%) to $37,980,000 in 2012. Excluding bargain purchase gains and gain on life insurance death benefits, noninterest income would have increased $2,856,000 (8.3%) to $37,305,000 in 2012 from $34,449,000 in 2011. Service charges on deposit accounts were down $486,000 (3.3%) due to reduced customer overdrafts and a resulting decrease in non-sufficient funds fees. ATM fees and interchange income was up $704,000 (10.0%) due to increased customer point-of-sale transactions that are the result of incentives for such usage. Overall, mortgage banking activities, which includes mortgage banking servicing fees, change in value of mortgage servicing rights, and gain on sale of loans, accounted for $6,460,000 of noninterest income in the 2012 compared to $3,425,000 in 2011. This $3,035,00 (88.6%) increase in mortgage banking related revenue is mainly due to historically low mortgage rates, an associated level of mortgage refinance activity, and the Bank’s focus of resources in this area. Commissions on sale of nondeposit investment products increased $1,104,000 (52.4%) in 2012 due to the Bank’s focus of resources in this area. The change in indemnification asset from $2,059,000 in 2011 to ($286,000) in 2012 is primarily due to a decrease in estimated loan losses from the loan portfolio and foreclosed assets acquired in the Granite acquisition on May 28, 2010, and the fact that such losses are generally “covered” at the rate of 80% by the FDIC. The actual decrease in estimated losses is reflected in increased interest income, decreased provision for loan losses and/or decreased provision for foreclosed asset losses. The operations of Citizens added $2,585,000 to noninterest income during 2012.

Noninterest Expense

The following table summarizes the Company’s other noninterest expense for the periods indicated (dollars in thousands):

	Year ended December 31,
	2013	2012	2011
Components of Noninterest Expense
Salaries and related benefits:
Base salaries, net of deferred loan origination costs	$34,404	$33,093	$29,753
Incentive compensation	4,694	5,138	3,735
Benefits and other compensation costs	12,838	11,721	10,715

Total salaries and related benefits	51,936	49,952	44,203

Other noninterest expense:
Occupancy	7,405	7,263	6,198
Equipment	4,162	4,444	3,770
Data processing and software	4,844	4,793	3,980
Assessments	2,248	2,393	2,491
ATM network charges	2,480	2,390	1,939
Advertising	1,981	2,876	2,649
Professional fees	3,019	2,879	2,004
Telecommunications	2,449	2,250	1,875
Postage	786	920	935
Courier service	988	1,013	953
Foreclosed asset expense	514	1,474	755
Intangible amortization	209	209	177
Operational losses	618	787	600
Provision for foreclosed asset losses	682	1,728	1,984
Change in reserve for unfunded commitments	(1,200)	875	100
Legal settlement	339	2,090	—
Other	10,144	9,662	8,102

Total other noninterest expenses	41,668	48,046	38,512

Total noninterest expense	$93,604	$97,998	$82,715

Average full time equivalent staff	733	737	687
Noninterest expense to revenue (FTE)	67.3%	70.2%	60.9%

Salary and benefit expenses increased $1,984,000 (4.0%) to $51,936,000 during the year ended December 31, 2013 compared to the year ended December 31, 2012. Base salaries increased $1,311,000 (4.0%) to $34,404,000 during the year ended December 31, 2013. The increase in base salaries was mainly due to annual merit increases and an increase in administrative, central operations, and electronic banking personnel that were partially offset by a reduction in branch personnel. Average full time equivalent personnel decreased to 733 during the year ended December 31, 2013 from 737 during the year ended December 31, 2012. Incentive and commission related salary expenses decreased $444,000 (8.6%) to $4,694,000 during year ended December 31, 2013 due primarily to reduced mortgage loan production incentives when compared to the prior year. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $1,117,000 (9.5%) to $12,838,000 during the year ended December 31, 2013 primarily due to increased medical insurance costs, employee stock ownership plan expense, and employer payroll taxes.

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

Other noninterest expenses decreased $6,378,000 (13.3%) to $41,668,000 during the year ended December 31, 2013 when compared to the year ended December 31, 2012. The decrease in other noninterest expense is primarily due to decreases of $2,075,000, $1,751,000, $1,046,000, $960,000, and $895,000 in change in reserve for unfunded commitments, legal settlement expense, provision for foreclosed asset losses, foreclosed asset expenses, and advertising and marketing expense, respectively, from the prior year. The decrease in change in reserve for unfunded commitments was mainly due to improved loss histories for performing originated loans that are used to calculate the required reserve for unfunded commitments. The decrease in legal settlement expense is due to the resolution of a legal proceeding, and is further described at Item 3 of Part I of this report. The decreases in provision for foreclosed asset losses and foreclosed asset expense are due to decreased foreclosed assets, and improved values of foreclosed values. During 2013, the Bank opened no branches, closed three (leased) branches, closed one (leased) non-branch facility, and opened its Campus (owned) facility.

Other noninterest expenses increased $9,534,000 (24.8%) to $48,046,000 in 2012. The operations of Citizens added $3,333,000 to other noninterest expense during 2012, compared to $1,114,000 from September 23, 2011 to December 31, 2011. Changes in the various categories of other noninterest expense are reflected in the table above. The changes from 2011 to 2012 are indicative of the economic environment which lead to increases in professional loan collection expenses, provision for foreclosed asset losses, and foreclosed asset expenses. Occupancy expense increased primarily due to seven branches and one admin facility acquired in the Citizens acquisition on September 23, 2011. The increase in change in reserve for unfunded commitments during 2012 is primarily due to increased unfunded construction loan commitments during the three months ended December 31, 2012. During 2012, the Bank opened one (leased) branch, and closed two (leased) branches.

Income Taxes

The effective tax rate on income was 40.2%, 40.5%, and 37.6% in 2013, 2012, and 2011, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $4,811,000, $3,277,000, and $2,845,000, respectively, in these years. Tax-exempt income of $583,000, $428,000, and $514,000, respectively, from investment securities, and $1,727,000, $2,495,000, and $2,674,000, respectively, from increase in cash value and gain on death benefit of life insurance in these years helped to reduce the effective tax rate.

Financial Condition

Investment Securities

The following table presents the available for sale investment securities portfolio by major type as of the dates indicated:

	Year ended December 31,
(In thousands)	2013	2012	2011	2010	2009
Investment securities available for sale (at fair value):
Obligations of US government corporations and agencies	$97,143	$151,701	$217,384	$264,181	$193,130
Obligations of states and political subdivisions	5,589	9,421	10,028	12,541	17,953
Corporate bonds	1,915	1,905	1,811	549	539

Total investment securities available for sale	$104,647	$163,027	$229,223	$277,271	$211,622

Investment securities available for sale decreased $58,380,000 to $104,647,000 as of December 31, 2013, as compared to December 31, 2012. This decrease is attributable to maturities and principal repayments of $53,468,000, a decrease in fair value of investments securities available for sale of $4,233,000, and amortization of net purchase price premiums of $679,000.

The following table presents the held to maturity investment securities portfolio by major type as of the dates indicated:

	Year ended December 31,
(In thousands)	2013	2012	2011	2010	2009
Investment securities held to maturity (at cost):
Obligations of US government corporations and agencies	$227,864	—	—	—	—
Obligations of states and political subdivisions	12,640	—	—	—	—

Total investment securities held to maturity	$240,504	—	—	—	—

Investment securities held to maturity increased to $240,504,000 as of December 31, 2013, as compared to December 31, 2012. This increase is attributable to purchases of $244,967,000, less principal repayments of $4,391,000, and amortization of net purchase price discounts/premiums of $72,000.

Additional information about the investment portfolio is provided in Note 3 in the financial statements at Item 8 of Part II of this report.

Restricted Equity Securities

Restricted equity securities were $9,163,000 at December 31, 2013 and $9,647,000 at December 31, 2012. The entire balance of restricted equity securities at December 31, 2013 and December 31, 2012 represents the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”). The decrease of $484,000 is attributable to the redemption of $484,000 of FHLB stock.

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

Loan Portfolio Composite

The following table shows the Company’s loan balances, including net deferred loan costs, at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Real estate mortgage	$1,107,863	$1,010,130	$965,922	$835,471	$844,053
Consumer	383,163	386,111	406,330	395,771	428,722
Commercial	131,878	135,528	139,131	143,413	164,094
Real estate construction	49,103	33,054	39,649	44,916	58,701

Total loans	$1,672,007	$1,564,823	$1,551,032	$1,419,571	$1,495,570

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans at the dates indicated:

	Year ended December 31,
	2013	2012	2011	2010	2009
Real estate mortgage	66.3%	64.5%	62.2%	58.8%	56.4%
Consumer	22.9%	24.7%	26.2%	27.9%	28.7%
Commercial	7.9%	8.7%	9.0%	10.1%	11.0%
Real estate construction	2.9%	2.1%	2.6%	3.2%	3.9%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2013 loans, including net deferred loan costs, totaled $1,672,007,000 which was a 6.8% ($107,184,000) increase over the balances at the end of 2012. Demand for commercial real estate (real estate mortgage) loans was weak to modest during 2013. During 2013, the Company purchased $62,698,000 of residential (real estate mortgage) loans. Demand for home equity loans and lines of credit were weak during 2013. Real estate construction loans increased during 2013 primarily due to one large loan that was originated during 2013.

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

During the three months ended June 30, 2013, the Company modified its loss migration analysis methodology used to determine the formula allowance factors. When the Company originally established its loss migration analysis methodology during the quarter ended March 31, 2012, it reviewed the loss experience of each rolling twelve month period over the previous three years in order to calculate an annualized loss rate by loan category and risk rating. The use of three years of loss experience data was originally used because that was the extent of the detailed loss data, by loan category and risk rating that was available at the time. This three year historical look-back period was used through the quarter ended March 31, 2013. Starting with the quarter ended June 30, 2013, the Company reviews all available detailed loss experience data, going back to, and including, the twelve month period ended June 30, 2009, and does not limit the look-back period to the most recent three years of historical loss data. Using this data, the Company calculates loss factors for each quarter from the quarter ended June 30, 2009 to the most recent quarter. The Company then calculates a weighted average formula allowance factor for each loan category and risk rating with the most recent quarterly loss factor being weighted 125%, the quarter ended June 30, 2009 loss factor being weighted 75%, and the loss factors for all the quarters between the most recent quarter and the quarter ended June 30, 2009, being weighted on a linear scale from 75% to 125%. This change is intended to more accurately reflect the risk inherent in the loan portfolio by considering historical loss data for all years as the data for new periods becomes available. This change in methodology resulted in the allowance for loan losses as of June 30, 2013 being $1,314,000 more than it would have been without this change in methodology.

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

Loans purchased or acquired in a business combination are referred to as acquired loans. Acquired loans are valued as of acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 805, Business Combinations. Loans acquired with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are referred to as purchased credit impaired (PCI) loans. PCI loans are accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under FASB ASC Topic 805 and FASB ASC Topic 310-30, PCI loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. Fair value is defined as the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. Default rates, loss severity, and prepayment speed assumptions are periodically reassessed and our estimate of future payments is adjusted accordingly. The difference between contractual future payments and estimated future payments is referred to as the nonaccretable difference. The difference between estimated future payments and the present value of the estimated future payments is referred to as the accretable yield. The accretable yield represents the amount that is expected to be recorded as interest income over the remaining life of the loan. If after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be more than the originally estimated, an increase in the discount rate (effective yield) would be made such that the newly increased accretable yield would be recognized, on a level yield basis, over the remaining estimated life of the loan. If, after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be less than the previously estimated, the discount rate would first be reduced until the present value of the reduced cash flow estimate equals the previous present value however, the discount rate may not be lowered below its original level at acquisition. If the discount rate has been lowered to its original level and the present value has not been sufficiently lowered, an allowance for loan loss would be established through a provision for loan losses charged to expense to decrease the present value to the required level. If the estimated cash flows improve after an allowance has been established for a loan, the allowance may be partially or fully reversed depending on the improvement in the estimated cash flows. Only after the allowance has been fully reversed may the discount rate be increased. PCI loans are put on nonaccrual status when cash flows cannot be reasonably estimated. PCI loans on nonaccrual status are accounted for using the cost recovery method or cash basis method of income recognition. PCI loans are charged off when evidence suggests cash flows are not recoverable. Foreclosed assets from PCI loans are recorded in foreclosed assets at fair value with the fair value at time of foreclosure representing cash flow from the loan. ASC 310-30 allows PCI loans with similar risk characteristics and acquisition time frame to be “pooled” and have their cash flows aggregated as if they were one loan. The Company elected to use the “pooled” method of ASC 310-30 for PCI – other loans in the acquisition of certain assets and liabilities of Granite and Citizens.

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

When referring to PNCI and PCI loans we use the terms “nonaccretable difference”, “accretable yield”, or “purchase discount”. Nonaccretable difference is the difference between undiscounted contractual cash flows due and undiscounted cash flows we expect to collect, or put another way, it is the undiscounted contractual cash flows we do not expect to collect. Accretable yield is the difference between undiscounted cash flows we expect to collect and the value at which we have recorded the loan on our financial statements. On the date of acquisition, all purchased loans are recorded on our consolidated financial statements at estimated fair value. Purchase discount is the difference between the estimated fair value of loans on the date of acquisition and the principal amount owed by the borrower, net of charge offs, on the date of acquisition. We may also refer to “discounts to principal balance of loans owed, net of charge-offs”. Discounts to principal balance of loans owed, net of charge-offs is the difference between principal balance of loans owed, net of charge-offs, and loans as recorded on our financial statements. Discounts to principal balance of loans owed, net of charge-offs arise from purchase discounts, and equal the purchase discount on the acquisition date.

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

Interest income on originated nonaccrual loans that would have been recognized during the years ended December 31, 2013, 2012 and 2011, if all such loans had been current in accordance with their original terms, totaled $1,524,000, $5,281,000 and $5,422,000, respectively. Interest income actually recognized on these originated loans during the years ended December 31, 2013, 2012 and 2011 was $273,000, $936,000 and $1,497,000,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the years ended December 31, 2013, 2012 and 2011, if all such loans had been current in accordance with their original terms, totaled $295,000, $284,000 and $4,000. Interest income actually recognized on these PNCI loans during the years ended December 31, 2013, 2012 and 2011 was $38,000, $136,000 and $5,000.

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

	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Performing nonaccrual loans	$48,112	$49,045	$61,164	$36,518	$22,870
Nonperforming nonaccrual loans	5,104	23,471	23,647	39,224	26,301

Total nonaccrual loans	53,216	72,516	84,811	75,742	49,171
Originated and PNCI loans 90 days past due and still accruing	—	—	920	245	700

Total nonperforming loans	53,216	72,516	85,731	75,987	49,871
Noncovered foreclosed assets	5,588	5,957	13,268	5,000	3,726
Covered foreclosed assets	674	1,541	3,064	4,913	—

Total nonperforming assets	$59,478	$80,014	$102,063	$85,900	$53,597

U.S. government, including its agenciesand its government-sponsored agencies,guaranteed portion of nonperforming loans	$101	$131	$3,061	$3,937	$4,975
Indemnified portion ofcovered foreclosed assets	$539	$1,233	$2,451	$3,930	—
Nonperforming assets to total assets	2.30%	3.07%	3.99%	3.92%	2.24%
Nonperforming loans to total loans	3.18%	4.63%	5.53%	5.35%	2.99%
Allowance for loan losses to nonperforming loans	72%	59%	54%	56%	79%
Allowance for loan losses, unamortized loan fees,and discounts to loan principal balances owed	4.09%	5.30%	6.34%	3.74%	2.48%

The following tables set forth the amount of the Bank’s nonperforming assets as of the dates indicated. For purposes of the following tables, “PCI – other” loans that are 90 days past due and still accruing are not considered nonperforming loans. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

	December 31, 2013
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$40,294	$1,649	$6,169	—	$48,112
Nonperforming nonaccrual loans	4,837	217	50	—	5,104

Total nonaccrual loans	45,131	1,866	6,219	—	53,216
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—
Total nonperforming loans	45,131	1,866	6,219	—	53,216

Noncovered foreclosed assets	5,479	—	—	$109	5,588
Covered foreclosed assets	—	—	—	674	674

Total nonperforming assets	$50,610	$1,866	$6,219	$783	$59,478

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$101				$101
Indemnified portion of covered foreclosed assets	—	—	—	$539	$539
Nonperforming assets to total assets					2.30%
Nonperforming loans to total loans	3.04%	1.38%	100.0%	—	3.18%
Allowance for loan losses to nonperforming loans	69%	153%	6%	n/m	72%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.36%	7.62%	64.5%	22.93%	4.09%

	December 31, 2012
(dollars in thousands)	Originated	PNCI	PCI –cash basis	PCI - other	Total
Performing nonaccrual loans	$38,646	$1,428	$8,971	—	$49,045
Nonperforming nonaccrual loans	23,123	348	—	—	23,471

Total nonaccrual loans	61,769	1,776	8,971	—	72,516
Originated loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	61,769	1,776	8,971	—	72,516
Noncovered foreclosed assets	5,172	—	—	$785	5,957
Covered foreclosed assets	—	—	—	1,541	1,541

Total nonperforming assets	$66,941	$1,776	$8,971	$2,326	$80,014

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$131	—	—	—	$131
Indemnified portion of covered foreclosed assets	—	—	—	$1,233	$1,233
Nonperforming assets to total assets					3.07%
Nonperforming loans to total loans	4.42%	1.81%	100.00%	—	4.63%
Allowance for loan losses to nonperforming loans	58%	111%	12%	n/m	59%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.76%	13.78%	61.60%	24.63%	5.30%

n/m – not meaningful

The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2013:

(dollars in thousands):	Balance at December 31, 2013	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2012
Real estate mortgage:
Residential	$4,959	$1,562	$48	$(972)	$(46)	$(527)	—	$4,894
Commercial	31,871	9,823	744	(12,272)	(1,990)	(6,316)	$2,155	39,727
Consumer
Home equity lines	11,601	3,931	89	(4,023)	(2,651)	(1,971)	(274)	16,500
Home equity loans	719	126	7	(108)	(94)	—	274	514
Auto indirect	54	75	1	(127)	(69)	—	—	174
Other consumer	62	198	—	(40)	(188)	—	—	92
Commercial	1,299	1,971	—	(1,612)	(1,645)	(2,115)	(2,071)	6,771
Construction:
Residential	2,473	238	—	(794)	(20)	(263)	—	3,312
Commercial	178	169	—	(253)	(141)	(45)	$(84)	532

Total nonperforming loans	53,216	18,093	889	(20,201)	(6,844)	(11,237)	—	72,516
Noncovered foreclosed assets	5,588	—	480	(10,992)	(601)	10,744	—	5,957
Covered foreclosed assets	674	—	—	(1,279)	(81)	$493	—	1,541

Total nonperforming assets	$59,478	$18,093	$1,369	$(32,472)	$(7,526)	—	—	$80,014

The table above does not include deposit overdraft charge-offs.

The following tables and narratives describe the activity in the balance of nonperforming assets during each of the three-month periods ending March 31, June 30, September 30, and December 31, 2013. These tables and narratives are presented in chronological order:

Changes in nonperforming assets during the three months ended December 31, 2013

(In thousands):	Balance at December 31, 2013	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at September 30, 2013
Real estate mortgage:
Residential	$4,959	$515	$43	$(161)	—	$(57)	—	$4,619
Commercial	31,871	2,066	98	(6,568)	(326)	(2,527)	86	39,042
Consumer
Home equity lines	11,601	916	1	(745)	(808)	(618)	(188)	13,043
Home equity loans	719	70	—	(40)	(38)	—	188	539
Auto indirect	54	10	—	(14)	(1)	—	—	59
Other consumer	62	26	—	(3)	(26)	—	—	65
Commercial	1,299	1,067	—	(403)	(456)	—	(86)	1,177
Construction:
Residential	2,473	—	—	(115)	—	—	—	2,588
Commercial	178	49	—	(74)	(49)	—	—	252

Total nonperforming loans	53,216	4,719	142	(8,123)	(1,704)	(3,202)	—	61,384
Noncovered foreclosed assets	5,588	—	480	(988)	(62)	3,202	—	2,956
Covered foreclosed assets	674	—	—	(510)	—	—	—	1,184

Total nonperforming assets	$59,478	$4,719	$622	$(9,621)	$(1,766)	—	—	$65,524

Nonperforming assets decreased during the fourth quarter of 2013 by $6,046,000 (9.23%) to $59,478,000 at December 31, 2013 compared to $65,524,000 at September 30, 2013. The decrease in nonperforming assets during the fourth quarter of 2013 was primarily the result of new nonperforming loans of $4,719,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $622,000, less pay-downs, sales or upgrades of nonperforming loans to performing status totaling $8,123,000, less dispositions of foreclosed assets totaling $1,498,000, less loan charge-offs of $1,704,000, and less write-downs of foreclosed assets of $62,000.

The $4,719,000 in new nonperforming loans during the fourth quarter of 2013 was comprised of increases of $515,000 on four residential real estate loans, $2,066,000 on six commercial real estate loans, $986,000 on 15 home equity lines and loans, $10,000 on two indirect auto loans, $26,000 on 15 consumer loans, $1,067,000 on nine C&I loans, and $49,000 on a single commercial construction loan.

The $2,066,000 in new nonperforming commercial real estate loans was primarily made up of two loans totaling $1,346,000 secured by commercial office buildings in northern California, and a single loan in the amount of $250,000 secured by a commercial retail building in northern California. Related charge-offs are discussed below.

The $1,067,000 in new nonperforming C&I loans was primarily made up of a single loan in the amount of $550,000 secured by the accounts receivable of a business located in central California. Related charge-offs are discussed below.

Loan charge-offs during the three months ended December 31, 2013

In the fourth quarter of 2013, the Company recorded $1,704,000 in loan charge-offs and $136,000 in deposit overdraft charge-offs less $426,000 in loan recoveries and $147,000 in deposit overdraft recoveries resulting in $1,267,000 of net charge-offs. Primary causes of the loan charges taken in the fourth quarter of 2013 were gross charge-offs of $326,000 on three commercial real estate loans, $846,000 on 17 home equity lines and loans, $1,000 on a single indirect auto loan, $26,000 on 16 other consumer loans, $456,000 on eight C&I loans, and $49,000 on a single commercial construction loan.

During the fourth quarter of 2013, there were no individual charges greater than $250,000. Generally losses are triggered by non-performance by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.

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

Changes in nonperforming assets during the three months ended September 30, 2013

(In thousands):	Balance at September 30, 2013	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at June 30, 2013
Real estate mortgage:
Residential	$4,619	$632	—	$(341)	$(4)	$(29)	—	$4,361
Commercial	39,042	3,262	$13	(1,431)	(23)	(290)	—	37,511
Consumer
Home equity lines	13,043	1,193	27	(1,624)	(331)	(393)	$(52)	14,223
Home equity loans	539	30	1	(12)	(30)	—	52	498
Auto indirect	59	2	—	(42)	(9)	—	—	108
Other consumer	65	56	—	(8)	(41)	—	—	58
Commercial	1,177	134	—	(97)	(318)	—	—	1,458
Construction:
Residential	2,588	142	—	(351)	—	(142)	—	2,939
Commercial	252	—	—	(10)	(31)	(17)	—	310

Total nonperforming loans	61,384	5,451	41	(3,916)	(787)	(871)	—	61,466
Noncovered foreclosed assets	2,956	—	—	(1,738)	(47)	729	—	4,012
Covered foreclosed assets	1,184	—	—	—	—	142	—	1,042

Total nonperforming assets	$65,524	$5,451	$41	$(5,654)	$(834)	—	—	$66,520

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

During the third quarter of 2013, there were no individual charges greater than $250,000. Generally losses are triggered by non-performance by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.

Changes in nonperforming assets during the three months ended June 30, 2013

(In thousands):	Balance at June 30, 2013	New NPA	Advances/ Capitalized Costs	Pay- downs /Sales	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at March 31, 2013
Real estate mortgage:
Residential	$4,361	$406	—	$(373)	$(35)	$(207)	—	$4,570
Commercial	37,511	1,771	$633	(1,531)	(839)	(656)	$2,069	36,064
Consumer
Home equity lines	14,223	1,083	34	(692)	(746)	(450)	26	14,968
Home equity loans	498	—	6	(45)	—	—	(26)	563
Auto indirect	108	15	—	(41)	(33)	—	—	167
Other consumer	58	32	—	(10)	(32)	—	—	68
Commercial	1,458	157	—	(716)	(81)	—	(2,069)	4,167
Construction:
Residential	2,939	87	—	(187)	—	(87)	—	3,126
Commercial	310	73	—	(5)	—	(28)	—	270

Total nonperforming loans	61,466	3,624	673	(3,600)	(1,766)	(1,428)	—	63,963
Noncovered foreclosed assets	4,012	—	—	(1,450)	(465)	1,340	—	4,587
Covered foreclosed assets	1,042	—	—	(502)	(81)	88	—	1,537

Total nonperforming assets	$66,520	$3,624	$673	$(5,552)	$(2,312)	—	—	$70,087

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

The $839,000 in charge-offs the Company took in its commercial real estate portfolio were primarily the result of a $425,000 charge on a loan secured by a commercial warehouse in central California and a $351,000 charge on a loan secured by a commercial office in northern California. The remaining $63,000 was spread over two loans spread throughout the Company’s footprint.

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

Changes in nonperforming assets during the three months ended March 31, 2013

(In thousands):	Balance at March 31, 2013	New NPA	Advances/ Capitalized Costs	Pay- downs / Sales	Charge-offs/ Write- downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2012
Real estate mortgage:
Residential	$4,570	$9	$5	($97)	($7)	($234)	—	$4,894
Commercial	36,064	2,724	—	(2,740)	(803)	(2,844)	—	39,727
Consumer
Home equity lines	14,968	739	27	(962)	(766)	(510)	$(60)	16,500
Home equity loans	563	26	—	(11)	(26)	—	60	514
Auto indirect	167	48	1	(31)	(25)	—	—	174
Other consumer	68	84	—	(19)	(89)	—	—	92
Commercial	4,167	613	—	(396)	(790)	(2,115)	84	6,771
Construction:
Residential	3,126	9	—	(141)	(20)	(34)	—	3,312
Commercial	270	47	—	(164)	(61)	—	(84)	532

Total nonperforming loans	63,963	4,299	33	(4,561)	(2,587)	(5,737)	—	72,516
Noncovered foreclosed assets	4,587	—	—	(6,816)	(27)	5,473	—	5,957
Covered foreclosed assets	1,537	—	—	(268)		264	—	1,541

Total nonperforming assets	$70,087	$4,299	$33	($11,645)	($2,614)	—	—	$80,014

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

The $803,000 in charge-offs the Company took in its commercial real estate portfolio was primarily the result of a $734,000 charge on a loan secured by a commercial warehouse in central California. The remaining $69,000 was spread over four loans spread throughout the Company’s footprint.

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

During the three months ended June 30, 2013, the Company modified its loss migration analysis methodology used to determine the formula allowance factors. When the Company originally established its loss migration analysis methodology during the quarter ended March 31, 2012, it reviewed the loss experience of each quarter over the previous three years in order to calculate an annualized loss rate by loan category and risk rating. The use of three years of loss experience data was originally used because that was the extent of the detailed loss data, by loan category and risk rating that was available at the time. This three year historical look-back period was used through the quarter ended March 31, 2013. Starting with the quarter ended June 30, 2013, the Company reviews all available detailed loss experience data, going back to, and including, the quarter end June 30, 2008, and does not limit the look-back period to the most recent three years of historical loss data. Using this data, the Company calculates loss factors for each quarter from the quarter ended June 30, 2009 to the most recent quarter. The Company then calculates a weighted average formula allowance factor for each loan category and risk rating with the most recent quarterly loss factor being weighted 125%, the quarter ended June 30, 2009 loss factor being weighted 75%, and the loss factors for all the quarters between the most recent quarter and the quarter ended June 30, 2009, being weighted on a linear scale from 75% to 125%. This change is intended to more accurately reflect the risk inherent in the loan portfolio by considering historical loss data for all years as the data for new periods becomes available. This change in methodology resulted in the allowance for loan losses as of June 30, 2013 being $1,314,000 more than it would have been without this change in methodology.

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

The Components of the Allowance for Loan Losses

The following table sets forth the Bank’s allowance for loan losses as of the dates indicated (dollars in thousands):

	December 31,
	2013	2012	2011	2010	2009
Allowance for originated and PNCI loan losses:
Specific allowance	$3,975	$4,505	$5,993	$6,945	$8,627
Formula allowance	24,611	29,314	32,023	31,070	23,361
Environmental factors allowance	5,619	3,919	3,687	2,948	3,485

Allowance for originated and PNCI loan losses	34,205	37,738	41,703	40,963	35,473
Allowance for PCI loan losses	4,040	4,910	4,211	1,608	—

Allowance for loan losses	$38,245	$42,648	$45,914	$42,571	$35,473

Allowance for loan losses to loans	2.29%	2.73%	2.96%	3.00%	2.37%

Based on the current conditions of the loan portfolio, management believes that the $38,245,000 allowance for loan losses at December 31, 2013 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types:

	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Real estate mortgage	$12,854	$12,305	$15,621	$15,707	$7,689
Consumer	18,238	23,461	20,506	17,779	17,026
Commercial	4,331	4,703	6,545	5,991	6,958
Real estate construction	2,822	2,179	3,242	3,094	3,800

Total allowance for loan losses	$38,245	$42,648	$45,914	$42,571	$35,473

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses:

	December 31,
	2013	2012	2011	2010	2009
Real estate mortgage	33.6%	28.9%	34.0%	36.9%	21.7%
Consumer	47.7%	55.0%	44.7%	41.8%	48.0%
Commercial	11.3%	11.0%	14.2%	14.1%	19.6%
Real estate construction	7.4%	5.1%	7.1%	7.2%	10.7%

Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total loans:

	December 31,
	2013	2012	2011	2010	2009
Real estate mortgage	1.16%	1.22%	1.62%	1.88%	0.91%
Consumer	4.76%	6.08%	5.05%	4.49%	3.97%
Commercial	3.28%	3.47%	4.70%	4.18%	4.24%
Real estate construction	5.75%	6.59%	8.18%	6.89%	6.47%

Total allowance for loan losses	2.29%	2.73%	2.96%	3.00%	2.37%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the years indicated (dollars in thousands):

	Year ended December 31,
	2013	2012	2011	2010	2009
Allowance for loan losses:
Balance at beginning of period	$42,648	$45,914	$42,571	$35,473	$27,590
(Benefit from) provision for loan losses	(715)	9,423	23,060	37,458	31,450
Loans charged off:
Real estate mortgage:
Residential	(46)	(1,558)	(1,655)	(1,498)	(583)
Commercial	(2,038)	(3,457)	(4,451)	(8,281)	(1,223)
Consumer:
Home equity lines	(2,651)	(8,042)	(9,746)	(11,221)	(7,487)
Home equity loans	(94)	(385)	(789)	(1,339)	(656)
Auto indirect	(68)	(83)	(427)	(1,403)	(2,806)
Other consumer	(887)	(1,202)	(1,158)	(1,687)	(1,238)
Commercial	(1,599)	(1,251)	(2,534)	(3,539)	(3,219)
Construction:
Residential	(20)	(406)	(634)	(4,666)	(7,737)
Commercial	(140)	(100)	(653)	(94)	(89)

Total loans charged off	(7,543)	(16,484)	(22,047)	(33,728)	(25,038)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	345	147	126	2	40
Commercial	994	1,020	127	1,456	71
Consumer:
Home equity lines	1,053	398	573	138	98
Home equity loans	41	100	45	15	—
Auto indirect	195	215	379	505	484
Other consumer	759	860	839	816	677
Commercial	340	643	173	205	71
Construction:
Residential	63	412	28	231	30
Commercial	65	—	40	—	—

Total recoveries of previously charged off loans	3,855	3,795	2,330	3,368	1,471

Net charge-offs	(3,688)	(12,689)	(19,717)	(30,360)	(23,567)

Balance at end of period	$38,245	$42,648	$45,914	$42,571	$35,473

	Year ended December 31,
	2013	2012	2011	2010	2009
Reserve for unfunded commitments:
Balance at beginning of period	$3,615	$2,740	$2,640	$3,640	$2,565
Provision for losses –unfunded commitments	(1,200)	875	100	(1,000)	1,075

Balance at end of period	$2,415	$3,615	$2,740	$2,640	$3,640

Balance at end of period:
Allowance for loan losses	$38,245	$42,648	$45,914	$42,571	$35,473
Reserve for unfunded commitments	2,415	3,615	2,740	2,640	3,640

Allowance for loan losses and reserve for unfunded commitments	$40,660	$46,263	$48,654	$45,211	$39,113

As a percentage of total loans at end of period:
Allowance for loan losses	2.29%	2.73%	2.96%	3.00%	2.37%
Reserve for unfunded commitments	0.14%	0.23%	0.18%	0.18%	0.24%

Allowance for loan losses and reserve for unfunded commitments	2.43%	2.96%	3.14%	3.18%	2.61%

Average total loans	$1,610,725	$1,552,540	$1,442,821	$1,464,606	$1,542,147
Ratios:
Net charge-offs during period to average loans outstanding during period	0.23%	0.82%	1.37%	2.07%	1.53%
Provision for loan losses to average loans outstanding	(0.04)%	0.61%	1.60%	2.56%	2.04%
Allowance for loan losses to loans at year end	2.29%	2.73%	2.96%	3.00%	2.37%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

(dollars in thousands):	Balance at December 31, 2013	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2012
Noncovered:
Land & Construction	$578	—	—	$(1,107)	$(70)	$79	—	$1,676
Residential real estate	1,944	—	$480	(2,853)	(101)	2,676	—	1,742
Commercial real estate	3,066	—	—	(7,032)	(430)	7,989	—	2,539

Total noncovered	5,588	—	480	(10,992)	(601)	10,744	—	5,957

Covered:
Land & Construction	674	—	—	(267)	—	229	—	712
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	(1,012)	(81)	264	—	829

Total covered	674	—	—	(1,279)	(81)	493	—	1,541

Total foreclosed assets	$6,262	—	$480	$(12,271)	$(682)	$11,237	—	$7,498

(dollars in thousands):	Balance at December 31, 2012	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2011
Noncovered:
Land & Construction	$1,676	—	—	$(3,549)	$(587)	$778	—	$5,034
Residential real estate	1,742	—	$833	(5,452)	(336)	3,507	—	3,190
Commercial real estate	2,539	—	(75)	(5,775)	(344)	3,689	—	5,044

Total noncovered	5,957	—	758	(14,776)	(1,267)	7,974	—	13,268

Covered:
Land & Construction	712	—	—	(779)	(308)	—	—	1,799
Residential real estate	—	—	—	(121)	(59)	—	—	180
Commercial real estate	829	—	225	(795)	(94)	408	—	1,085

Total covered	1,541	—	225	(1,695)	(461)	408	—	3,064

Total foreclosed assets	$7,498	—	$983	$(16,471)	$(1,728)	$8,382	—	$16,332

Premises and Equipment

Premises and equipment were comprised of:

	December 31,
	2013	2012
	(In thousands)
Land & land improvements	$5,975	$5,929
Buildings	30,103	23,090
Furniture and equipment	27,881	25,877

	63,959	54,896
Less: Accumulated depreciation	(32,397)	(32,101)

	31,562	22,795
Construction in progress	50	4,190

Total premises and equipment	$31,612	$26,985

During the year ended December 31, 2013, premises and equipment increased $4,627,000 due to purchases of $8,313,000, that were partially offset by depreciation of $3,635,000 and disposals of premises and equipment with net book value of $51,000. Included in the $8,313,000 of purchases during the year ended December 31, 2013 is $5,576,000 related to the Company’s new campus and operations center in Chico, California that was completed and put into service during June 2013. As of December 31, 2013 the campus and operations center had a cost basis as follows: land & land improvements $450,000, building $8,405,000, and furniture and equipment $2,362,000.

Intangible Assets

Intangible assets at December 31, 2013 and 2012 were comprised of the following:

	December 31,
	2013	2012

(In thousands)
Core-deposit intangible	$883	$1,092
Goodwill	15,519	15,519

Total intangible assets	$16,402	$16,611

The core-deposit intangible assets resulted from the Bank’s acquisition of Citizens in 2011, and Granite in 2010. The goodwill intangible asset resulted from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $209,000, $209,000, and $177,000 was recorded in 2013, 2012, and 2011, respectively.

Deposits

Deposits at December 31, 2013 increased $120,781,000 (5.3%) over the 2012 year-end balances to $2,410,483,000. All categories of deposits were up in 2013 except time certificates. Included in the December 31, 2013 certificate of deposit balances is $5,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank.

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

Interest Rate Risk Simulation of Net Interest Income and Net Income as of December 31, 2013

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of “flat” NII)
+200(ramp)	0.72%
+100(ramp)	0.20%
+0(flat)	—
-100(ramp)	(0.81%)

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

The following table summarizes the effect on market value of equity due to changing interest rates as measured against a flat rate (no change) scenario:

Interest Rate Risk Simulation of Market Value of Equity as of December 31, 2013

Change in Interest Rates (Basis Points)	Estimated Change in Market Value of Equity (MVE) (as % of “flat” MVE)
+200(shock)	0.27%
+100(shock)	0.70%
+ 0(flat)	—
-100(shock)	(9.18%)

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

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the preceding tables. For example, although certain of the Company’s assets and liabilities may have similar maturities or repricing time frames, they may react in different degrees to changes in market interest rates. In addition, the interest rates on certain of the Company’s asset and liability categories may precede, or lag behind, changes in market interest rates. Also, the actual rates of prepayments on loans and investments could vary significantly from the assumptions utilized in deriving the results as presented in the preceding tables. Further, a change in U.S. Treasury rates accompanied by a change in the shape of the treasury yield curve could result in different estimations from those presented herein. Accordingly, the results in the preceding tables should not be relied upon as indicative of actual results in the event of changing market interest rates. Additionally, the resulting estimates of changes in market value of equity are not intended to represent, and should not be construed to represent, estimates of changes in the underlying value of the Company.

Interest rate sensitivity is a function of the repricing characteristics of the Company’s portfolio of assets and liabilities. One aspect of these repricing characteristics is the time frame within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity. An analysis of the repricing time frames of interest-bearing assets and liabilities is sometimes called a “gap” analysis because it shows the gap between assets and liabilities repricing or maturing in each of a number of periods. Another aspect of these repricing characteristics is the relative magnitude of the repricing for each category of interest earning asset and interest-bearing liability given various changes in market interest rates. Gap analysis gives no indication of the relative magnitude of repricing given various changes in interest rates. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of changes in market interest rates. Interest rate sensitivity gaps are measured as the difference between the volumes of assets and liabilities in the Company’s current portfolio that are subject to repricing at various time horizons.

The following interest rate sensitivity table shows the Company’s repricing gaps as of December 31, 2013. In this table transaction deposits, which may be repriced at will by the Company, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Company to appear liability sensitive. Because the Company may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates.

Due to the limitations of gap analysis, as described above, the Company does not actively use gap analysis in managing interest rate risk. Instead, the Company relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.

	Repricing within:
Interest Rate Sensitivity – December 31, 2013 (dollars in thousands)	Less than 3 months	3 — 6 months	6 — 12 months	1 — 5 years	Over 5 years
Interest-earning assets:
Cash at Federal Reserve and other banks	$521,453	—	—	—	—
Securities	14,309	$12,605	$23,727	$133,758	$160,752
Loans	489,422	95,638	140,847	787,606	158,494

Total interest-earning assets	1,025,184	108,243	164,574	921,364	$319,246

Interest-bearing liabilities
Transaction deposits	1,332,337	—	—	—	—
Time	99,939	53,565	62,940	72,244	—
Other borrowings	6,335	—	—	—	—
Junior subordinated debt	41,238	—	—	—	—

Total interest-bearing liabilities	$1,479,849	$53,565	$62,940	$72,244	—

Interest sensitivity gap	$(454,665)	$54,678	$101,634	$849,120	$319,246
Cumulative sensitivity gap	$(454,665)	$(399,987)	$(298,353)	$550,767	$870,013
As a percentage of earning assets:
Interest sensitivity gap	(17.9%)	2.1%	4.0%	33.5%	12.6%
Cumulative sensitivity gap	(17.9%)	(15.8%)	(11.8%)	21.7%	34.3%

Liquidity

Liquidity refers to the Company’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled $302,897,000 in 2013. Net increases in investment and loan balances used $187,108,000 and $122,109,000 of cash, respectively.

Liquidity may also be generated from liabilities through deposit growth and borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2013, financing activities provide funds totaling $111,280,000 due mainly to a $120,781,000 increase in deposit balances. Dividends paid and a decrease in short-term other borrowings used $6,745,000 and $2,862,000 of funds, respectively. The Bank also had available correspondent banking lines of credit totaling $10,000,000 at December 31, 2013. In addition, at December 31, 2013, the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of up to $575,654,000 and $106,856,000, respectively. As of December 31, 2013, the Company had $6,335,000 of other borrowings as described in Note 16 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2013, operating activities provided cash of $41,086,000.

The Company’s investment securities available for sale plus cash and cash equivalents in excess of reserve requirements totaled $664,656,000 at December 31, 2013, which was 24.2% of total assets at that time. This was down from $880,332,000 and 33.7% at the end of 2012.

It is anticipated that loan demand may be modest during 2014, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. The reduction in the federal funds rate and various Federal Reserve interest rate manipulation efforts have resulted in historic low short-term and long-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain.

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

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. At December 31, 2013, 2012 and 2011, the Bank had $5,000,000, $5,000,000 and $5,000,000, respectively, of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

	Amounts as of December 31,
(dollars in thousands)	2013	2012	2011
Time remaining until maturity:
Less than 3 months	$61,205	$73,180	$82,497
3 months to 6 months	39,580	32,384	49,613
6 months to 12 months	16,772	34,311	46,446
More than 12 months	40,090	40,320	41,818

Total	$157,647	$180,195	$220,374

Loan demand also affects the Company’s liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2013:

	Within One Year	After One But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
Loans with predetermined interest rates:
Real estate mortgage	$35,687	$139,206	$216,972	$391,865
Consumer	17,550	44,263	44,833	106,646
Commercial	11,754	23,741	7,654	43,149
Real estate construction	8,776	5,484	4,543	18,803

	$73,767	$212,694	$274,002	$560,463

Loans with floating interest rates:
Real estate mortgage	$42,347	$166,443	$507,208	$715,998
Consumer	1,657	11,502	263,358	276,517
Commercial	60,060	18,934	9,735	88,729
Real estate construction	5,803	6,029	18,468	30,300

	$109,867	$202,908	$798,769	$1,111,544

Total loans	$183,634	$415,602	$1,072,771	$1,672,007

The maturity distribution and yields of the investment portfolio at December 31, 2013 is presented in the following table. The timing of the maturities indicated in the table below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. Yields on tax exempt securities are shown on a tax equivalent basis. At December 31, 2012, the Company had no held-to-maturity securities.

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities Available for Sale
Obligations of US government corporations and agencies	$536	4.44%	$1,721	4.81%	$29,967	2.61%	$64,919	3.80%	$97,143	3.45%
Obligations of states andpolitical subdivisions	—	—	330	6.32%	4,021	7.09%	1,238	6.85%	5,589	6.99%
Corporate bonds	—	—	1,915	1.78%	—	—	—	—	1,915	1.78%

Total securities available for sale	$536	4.44%	$3,966	3.44%	$33,988	3.15%	$66,157	3.85%	$104,647	3.61%

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities Available for Sale
Obligations of US government corporations and agencies	—	—	—	—	—	—	$227,864	2.87%	$227,864	2.87%
Obligations of states and political subdivisions	—	—	—	—	—	—	12,640	4.13%	12,640	4.13%

Total securities held to maturity	—	—	—	—	—	—	$240,504	2.93%	$240,504	2.93%

Off-Balance Sheet Items

The Bank has certain ongoing commitments under operating and capital leases. See Note 18 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2013 commitments to extend credit and commitments related to the Bank’s deposit overdraft privilege product were the Bank’s only financial instruments with off-balance sheet risk. The Bank has not entered into any material contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $557,987,000 and $560,159,000 at December 31, 2013and 2012, respectively, and represent 33.4% of the total loans outstanding at year-end 2013 versus 35.8% at December 31, 2012. Commitments related to the Bank’s deposit overdraft privilege product totaled $68,932,000 and $69,675,000 at December 31, 2013 and 2012, respectively.

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2013:

(dollars in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Time deposits	$288,688	$216,444	$57,056	$15,186	$2
Other collateralized borrowings, fixed rate of 0.05% payable on January 2, 2013	6,335	6,335	—	—	—
Junior subordinated debt (2)	20,619	—	—	—	20,619
Junior subordinated debt (3)	20,619	—	—	—	20,619
Operating lease obligations	7,767	2,452	2,860	1,220	1,235
Deferred compensation (1)	7,599	1,269	2,009	1,477	2,844
Supplemental retirement plans (1)	4,334	569	945	842	1,978

Total contractual obligations	$355,961	$227,069	$62,870	$18,725	$47,297

(1)	These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental retirement plans. See Note 25 in the financial statements at Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.
(2)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 3.05%, callable in whole or in part by the Company on a quarterly basis beginning October 7, 2008, matures October 7, 2033.
(3)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 2.55%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” under Item 7 of this report which is incorporated herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRICO BANCSHARES

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2013	2012
	(in thousands, except share data)
Assets:
Cash and due from banks	$76,915	$81,086
Cash at Federal Reserve and other banks	521,453	667,813

Cash and cash equivalents	598,368	748,899
Investment securities:
Available for sale	104,647	163,027
Held to maturity	240,504	—
Restricted equity securities	9,163	9,647
Loans held for sale	2,270	12,053
Loans	1,672,007	1,564,823
Allowance for loan losses	(38,245)	(42,648)

Total loans, net	1,633,762	1,522,175
Foreclosed assets, net	6,262	7,498
Premises and equipment, net	31,612	26,985
Cash value of life insurance	52,309	50,582
Accrued interest receivable	6,516	6,636
Goodwill	15,519	15,519
Other intangible assets, net	883	1,092
Mortgage servicing rights	6,165	4,552
Indemnification asset	206	1,997
Other assets	35,880	38,607

Total assets	$2,744,066	$2,609,269

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$789,458	$684,833
Interest-bearing	1,621,025	1,604,869

Total deposits	2,410,483	2,289,702
Accrued interest payable	938	1,036
Reserve for unfunded commitments	2,415	3,615
Other liabilities	31,711	35,122
Other borrowings	6,335	9,197
Junior subordinated debt	41,238	41,238

Total liabilities	2,493,120	2,379,910

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized;issued and outstanding:
16,076,662 at December 31, 2013	89,356
16,000,838 at December 31, 2012		85,561
Retained earnings	159,733	141,639
Accumulated other comprehensive income, net of tax	1,857	2,159

Total shareholders’ equity	250,946	229,359

Total liabilities and shareholders’ equity	$2,744,066	$2,609,269

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$97,548	$100,496	$92,691
Debt securities:
Taxable	6,349	6,072	8,733
Tax exempt	583	428	524
Dividends	387	105	27
Interest bearing cash at
Federal Reserve and other banks	1,693	1,615	1,007

Total interest and dividend income	106,560	108,716	102,982

Interest expense:
Deposits	3,445	4,416	6,559
Other borrowings	4	1,604	2,420
Junior subordinated debt	1,247	1,324	1,259

Total interest expense	4,696	7,344	10,238

Net interest income	101,864	101,372	92,744
(Benefit from) provision for loan losses	(715)	9,423	23,060

Net interest income after provision for loan losses	102,579	91,949	69,684

Noninterest income:
Service charges and fees	25,257	23,925	23,944
Gain on sale of loans	5,602	6,810	3,037
Commissions on sale of non-deposit investment products	2,983	3,209	2,105
Increase in cash value of life insurance	1,727	1,820	1,885
Bargain purchase gain	—	—	7,575
Other	1,260	2,216	4,267

Total noninterest income	36,829	37,980	42,813

Noninterest expense:
Salaries and related benefits	51,936	49,952	44,203
Other	41,668	48,046	38,512

Total noninterest expense	93,604	97,998	82,715

Income before income taxes	45,804	31,931	29,782

Provision for income taxes	18,405	12,937	11,192

Net income	$27,399	$18,994	$18,590

Earnings per share:
Basic	$1.71	$1.19	$1.17
Diluted	$1.69	$1.18	$1.16

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Net income	$27,399	$18,994	$18,590
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities arising during the period	(2,452)	(1,216)	1,504
Change in minimum pension liability	1,750	(2)	1,140
Change in joint beneficiary agreement liability	400	(434)	(143)

Other comprehensive (loss) income	(302)	(1,652)	2,501

Comprehensive income	$27,097	$17,342	$21,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012 and 2011

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands, except share data)
Balance at December 31, 2010	15,860,138	$81,554	$117,533	$1,310	$200,397
Net income			18,590		18,590
Other comprehensive income				2,501	2,501
Stock option vesting		830			830
Stock options forfeited		(114)			(114)
Stock options exercised	296,250	2,428			2,428
Tax benefit of stock options exercised		296			296
Repurchase of common stock	(177,430)	(915)	(1,830)		(2,745)
Dividends paid ($0.36 per share)			(5,742)		(5,742)

Balance at December 31, 2011	15,978,958	$84,079	$128,551	$3,811	$216,441
Net income			18,994		18,994
Other comprehensive loss				(1,652)	(1,652)
Stock option vesting		1,083			1,083
Stock options exercised	36,000	430			430
Tax benefit of stock options exercised		44			44
Repurchase of common stock	(14,120)	(75)	(149)		(224)
Dividends paid ($0.36 per share)			(5,757)		(5,757)

Balance at December 31, 2012	16,000,838	$85,561	$141,639	$2,159	$229,359
Net income			27,399		27,399
Other comprehensive loss				(302)	(302)
Stock option vesting		1,151			1,151
Stock options forfeited		(22)			(22)
Stock options exercised	248,765	3,240			3,240
Tax benefit of stock options exercised		356			356
Repurchase of common stock	(172,941)	(930)	(2,560)		(3,490)
Dividends paid ($0.42 per share)			(6,745)		(6,745)

Balance at December 31, 2013	16,076,662	$89,356	$159,733	$1,857	$250,946

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Operating activities:
Net income	$27,399	$18,994	$18,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	4,623	4,292	3,309
Amortization of intangible assets	209	209	177
(Benefit from) provision for loan losses	(715)	9,423	23,060
Amortization of investment securities premium, net	752	1,151	1,435
Originations of loans for resale	(123,834)	(225,602)	(119,855)
Proceeds from sale of loans originated for resale	137,859	238,352	116,556
Gain on sale of loans	(5,602)	(6,810)	(3,037)
Change in market value of mortgage servicing rights	(253)	2,016	1,107
Provision for losses on foreclosed assets	682	1,728	1,984
Gain on sale of foreclosed assets	(1,640)	(786)	(680)
Loss on disposal of fixed assets	39	420	15
Increase in cash value of life insurance	(1,727)	(1,820)	(1,885)
Gain on life insurance death benefit	—	(675)	(789)
Stock option vesting expense	1,151	1,083	830
Stock option excess tax benefits	(356)	(44)	(296)
Bargain purchase gain	—	—	(7,575)
Deferred income tax expense (benefit)	2,526	(384)	(1,691)
Change in:
Reserve for unfunded commitments	(1,200)	875	100
Interest receivable	120	676	(181)
Interest payable	(98)	(638)	(477)
Other assets and liabilities, net	1,151	9,603	967

Net cash from operating activities	41,086	52,063	31,664

Investing activities:
Proceeds from maturities of securities available for sale	53,468	76,764	84,016
Purchases of securities available for sale	—	(13,815)	(25,456)
Proceeds from maturities of securities held to maturity	4,391	—	—
Purchases of securities held to maturity	(244,967)	—	—
Redemption of restricted equity securities, net	484	963	449
Loan origination and principal collections, net	(59,411)	(44,601)	9,363
Loans purchased	(62,698)	—	—
Proceeds from sale of premises and equipment	12	30	1
Improvement of foreclosed assets	(479)	(983)	—
Proceeds from sale of other real estate owned	13,910	17,257	7,632
Purchases of premises and equipment	(8,313)	(10,792)	(3,350)
Life insurance proceeds	706	4,423	—
Cash received from acquisitions	—	—	80,706

Net cash (used) provided by investing activities	(302,897)	29,246	153,361

Financing activities:
Net increase (decrease) in deposits	120,781	99,166	98,464
Net change in other borrowings	(2,862)	(63,344)	(11,517)
Stock option excess tax benefits	356	44	296
Repurchase of common stock	(501)	—	(753)
Dividends paid	(6,745)	(5,757)	(5,742)
Exercise of stock options	251	206	436

Net cash from financing activities	111,280	30,315	81,184

Net change in cash and cash equivalents	(150,531)	111,624	266,209

Cash and cash equivalents and beginning of year	748,899	637,275	371,066

Cash and cash equivalents at end of year	$598,368	$748,899	$637,275

Supplemental disclosure of noncash activities:
Unrealized (loss) gain on securities available for sale	$(4,232)	$(2,096)	$2,594
Loans transferred to foreclosed assets	11,717	8,382	6,943
Loans transferred to held-for-sale	—	9,739	—
Market value of shares tendered in-lieu ofcash to pay for exercise of options and/or related taxes	2,989	224	1,992
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	4,794	7,982	10,715
Cash paid for income taxes	$17,395	$10,995	16,625
Assets acquired in acquisition	—	—	270,304
Liabilities assumed in acquisition	—	—	$262,729

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

Note 1 –Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

TriCo Bancshares is a California corporation organized to act as a bank holding company for Tri Counties Bank. The Bank is a state-chartered financial institution that is engaged in the general commercial banking business in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Napa, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. Tri Counties Bank currently operates from 41 traditional branches and 22 in-store branches. The Company also formed two subsidiary business trusts, TriCo Capital Trust I and TriCo Capital Trust II (collectively, the Trusts), to issue trust preferred securities.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. During the years ended December 31, 2013 and 2012, the Company did not have any securities classified as trading. During the three months ended March 31, 2013, and the year ended December 31, 2012, the Company did not have any securities classified as held to maturity.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the years ended December 31, 2013 and 2012.

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

During the three months ended June 30, 2013, the Company modified its loss migration analysis methodology used to determine the formula allowance factors. When the Company originally established its loss migration analysis methodology during the quarter ended March 31, 2012, it reviewed the loss experience of each rolling twelve month period over the previous three years in order to calculate an annualized loss rate by loan category and risk rating. The use of three years of loss experience data was originally used because that was the extent of the detailed loss data, by loan category and risk rating that was available at the time. This three year historical look-back period was used through the quarter ended March 31, 2013. Starting with the quarter ended June 30, 2013, the Company reviews all available detailed loss experience data, going back to, and including, the twelve month period ended June 30, 2009, and does not limit the look-back period to the most recent three years of historical loss data. Using this data, the Company calculates loss factors for each quarter from the quarter ended June 30, 2009 to the most recent quarter. The Company then calculates a weighted average formula allowance factor for each loan category and risk rating with the most recent quarterly loss factor being weighted 125%, the quarter ended June 30, 2009 loss factor being weighted 75%, and the loss factors for all the quarters between the most recent quarter and the quarter ended June 30, 2009, being weighted on a linear scale from 75% to 125%. This change is intended to more accurately reflect the risk inherent in the loan portfolio by considering historical loss data for all years as the data for new periods becomes available. This change in methodology resulted in the allowance for loan losses as of June 30, 2013 being $1,314,000 more than it would have been without this change in methodology.

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

Throughout these financial statements, and in particular in Note 4 and Note 5, when we refer to “Loans” or “Allowance for loan losses” we mean all categories of loans, including Originated, PNCI, PCI – cash basis, and PCI– other. When we are not referring to all categories of loans, we will indicate which we are referring to – Originated, PNCI, PCI – cash basis, or PCI–other.

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

As of December 31 of each year, goodwill is tested for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level. The Company may choose to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then goodwill is deemed not to be impaired. However, if the Company concludes otherwise, or if the Company elected not to first assess qualitative factors, then the Company performs the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Currently, and historically, the Company is comprised of only one reporting unit that operates within the business segment it has identified as “community banking”. Goodwill was not impaired as of December 31, 2013 because the fair value of the reporting unit exceeded its carrying value.

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

The Company accounts for MSR at fair value. The determination of fair value of our MSR requires management judgment because they are not actively traded. The determination of fair value for MSR requires valuation processes which combine the use of discounted cash flow models and extensive analysis of current market data to arrive at an estimate of fair value. The cash flow and prepayment assumptions used in our discounted cash flow model are based on empirical data drawn from the historical performance of our MSR, which we believe are consistent with assumptions used by market participants valuing similar MSR, and from data obtained on the performance of similar MSR. The key assumptions used in the valuation of MSR include mortgage prepayment speeds and the discount rate. These variables can, and generally will, change from quarter to quarter as market conditions and projected interest rates change. The key risks inherent with MSR are prepayment speed and changes in interest rates. The Company uses an independent third party to determine fair value of MSR.

Indemnification Asset

The Company accounts for amounts receivable under its loss-share agreements entered into with the FDIC in connection with its purchase and assumption of certain assets and liabilities of Granite as indemnification assets in accordance with FASB ASC Topic 805, Business Combinations. FDIC indemnification assets are initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreements. The difference between the fair value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into noninterest income over the life of the FDIC indemnification asset. FDIC indemnification assets are reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolios. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered assets over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

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

During the three months ended June 30, 2013, the Company modified the methodology employed to estimate potential losses on unfunded commitments. Similar to the Allowance for Loan Losses, the Company performs a migration analysis of historical loss experience. Prior to this quarter, the loss experience of each quarter over the previous three years was reviewed in order to calculate an annualized loss rate by loan category. Going forward, the Company has chosen to review all loss experience available since the conversion to a loss migration analysis. This change is intended to more accurately reflect the risk inherent in the unfunded commitments and appropriately consider all losses incurred in prior years. This change in methodology resulted in the reserve for unfunded commitments as of June 30, 2013 being $335,000 more than it would have been without this change in methodology.

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

FASB issued ASU No. 2014-04, Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The Update is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Update is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2 - Business Combinations

On January 21, 2014, TriCo announced that it had entered into an Agreement and Plan of Merger and Reorganization under which it would acquire North Valley Bancorp. North Valley Bancorp shareholders will receive a fixed exchange ratio of 0.9433 shares of TriCo common stock for each share of North Valley Bancorp common stock, which would provide North Valley Bancorp shareholders with aggregate ownership, on a pro forma basis, of approximately 28.6% of the common stock of the combined company. Based on TriCo’s closing stock price of $27.66 on January 17, 2014, North Valley Bancorp shareholders would have received consideration valued at approximately $26.09 per share.

The merger will not be completed unless a number of customary closing conditions are met, including, among others, approval of the merger by shareholders of both companies, the registration of the offering of the TriCo common stock to the North Valley Bancorp shareholders under the Securities Act of 1933, receipt of required regulatory and other approvals and the expiration of applicable statutory waiting periods, the accuracy of specified representations and warranties of each party, the receipt of tax opinions confirming certain tax aspects of the merger, North Valley Bancorp’s satisfaction of certain financial measures shortly prior to closing, and the absence of any injunctions or other legal restraints. If the Merger Agreement is terminated, under certain circumstances, TriCo could be required to pay a termination fee to North Valley Bancorp equal to $3,800,000.

TriCo has agreed to appoint three North Valley Bancorp directors to TriCo’s board upon closing of the merger. The merger is expected to be completed in the second or third quarter of 2014, subject to approval of the merger by shareholders of both companies, receipt of required regulatory and other approvals and satisfaction of customary closing conditions.

North Valley Bancorp, headquartered in Redding, California, is the parent of North Valley Bank and had approximately $917.8 million in assets and 22 commercial banking offices in Shasta, Humboldt, Del Norte, Mendocino, Yolo, Sonoma, Placer and Trinity Counties in Northern California at December 31, 2013. In connection with the acquisition, North Valley Bank will merge into Tri Counties Bank.

As of December 31, 2013, on a pro forma consolidated basis with North Valley Bancorp, TriCo would have had approximately $3.61 billion in assets.

On September 23, 2011, the California Department of Financial Institutions closed Citizens Bank of Northern California, Nevada City, California and appointed the FDIC as receiver. That same date, the Bank assumed the banking operations of Citizens from the FDIC under a whole bank purchase and assumption agreement without loss sharing. With this agreement, the Bank added one administration building and seven traditional bank branches, including two in Grass Valley, and one in each of Nevada City, Penn Valley, Lake of the Pines, Truckee, and Auburn, California. This acquisition is consistent with the Bank’s community banking expansion strategy and provides further opportunity to fill in the Bank’s market presence in the Northern California market.

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

	Citizens Loans – September 23, 2011
(in thousands)	PNCI	PCI - other	PCI - cash basis	Total
Undiscounted contractual cash flows	$230,106	$69,346	$35,205	$334,657
Undiscounted cash flows not expectedto be collected (nonaccretable difference)	—	(26,846)	(24,517)	(51,363)

Undiscounted cash flows expected to be collected	230,106	42,500	10,688	283,295
Accretable yield at acquisition	(105,664)	(10,146)	—	(115,810)

Estimated fair value of loans acquired at acquisition	124,442	32,354	10,688	167,484
Purchase discount	20,364	23,207	14,174	57,745

Principal balance loans acquired	$144,806	$55,561	$24,862	$225,229

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

During the three months ended March 31, 2012, the Company completed the conversion of Citizens’ information and data processing systems to the Bank’s systems, and consolidated the Citizens Auburn branch into the Bank’s existing Auburn branch. The operations of Citizens, included in the Company’s operating results from January 1, 2012 to December 31, 2012, added approximately $17,832,000 and ($20,000) to interest income and interest expense, respectively, $3,844,000 to provision for loan losses, $2,584,000 to noninterest income, and $5,785,000 to noninterest expense. Included in the $17,832,000 of Citizens related interest income recorded from January 1, 2012 to December 31, 2012, is $7,572,000 of interest income from fair value discount accretion. Included in the $2,584,000 of Citizens related noninterest income recorded from January 1, 2012 to December 31, 2012, is a $230,000 loss on disposal of fixed assets related to the system conversion noted above. Included in the $5,785,000 of Citizens related noninterest expense recorded from January 1, 2012 to December 31, 2012, is $415,000 of outside data processing expenses related to the system conversion noted above. Such operating results are not necessarily indicative of future operating results.

Note 3—Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$93,055	$4,445	$(357)	$97,143
Obligations of states and political subdivisions	5,513	77	(1)	5,589
Corporate debt securities	1,877	38	—	1,915

Total securities available for sale	$100,445	$4,560	$(358)	$104,647

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$227,864	$298	$(5,540)	$222,622
Obligations of states and political subdivisions	12,640	—	(1,455)	11,185

Total securities held to maturity	$240,504	$298	$(6,995)	$233,807

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$143,633	$8,068	—	$151,701
Obligations of states and political subdivisions	9,098	323	—	9,421
Corporate debt securities	1,862	43	—	1,905

Total securities available for sale	$154,593	$8,434	—	$163,027

The Company had no investment securities held to maturity at December 31, 2012.

No investment securities were sold during 2013, 2012, or 2011. Investment securities with an aggregate carrying value of $62,064,000 and $66,911,000 at December 31, 2013 and 2012, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at December 31, 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2013, obligations of U.S. government corporations and agencies with a cost basis totaling $320,919,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At December 31, 2013, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 5.6 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Investment Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$505	$536	—	—
Due after one year through five years	3,819	3,966	—	—
Due after five years through ten years	33,017	33,988	—	—
Due after ten years	63,104	66,157	$240,504	$233,807

Totals	$100,445	$104,647	$240,504	$233,807

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$10,287	$(357)	—	—	$10,287	$(357)
Obligations of states and political subdivisions	199	(1)	—	—	199	(1)
Corporate debt securities	—	—	—	—	—	—

Total securities available-for-sale	$10,486	$(358)	—	—	$10,486	$(358)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$188,218	$(5,540)	—	—	$188,218	$(5,540)
Obligations of states and political subdivisions	11,185	(1,455)	—	—	11,185	(1,455)
Corporate debt securities	—	—	—	—	—	—

Total securities available-for-sale	$199,403	$(6,995)	—	—	$199,403	$(6,995)

At December 31, 2012, the Company had no investment securities with gross unrealized losses.

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2013, 31 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 2.89% from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2013, 14 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 11.34% from the Company’s amortized cost basis.

Corporate debt securities: At December 31, 2013, no corporate debt securities had unrealized losses.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	December 31, 2013
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$129,882	$60,475	—	$4,656	$195,013
Commercial	824,912	57,678	—	30,260	912,850

Total mortgage loan on real estate	954,794	118,153	—	34,916	1,107,863
Consumer:
Home equity lines of credit	316,207	13,576	$6,200	3,883	339,866
Home equity loans	13,849	253	—	486	14,588
Auto Indirect	946	—	—	—	946
Other	25,608	2,074	—	81	27,763

Total consumer loans	356,610	15,903	6,200	4,450	383,163
Commercial	124,650	693	19	6,516	131,878
Construction:
Residential	30,367	—	—	1,566	31,933
Commercial	17,125	—	—	45	17,170

Total construction	47,492	—	—	1,611	49,103

Total loans, net of deferred loan fees and discounts	$1,483,546	$134,749	$6,219	$47,493	$1,672,007

Total principal balance of loans owed, net of charge-offs	$1,487,240	$142,786	$16,475	$56,879	$1,703,380
Unamortized net deferred loan fees	(3,694)	—	—	—	(3,694)
Discounts to principal balance of loans owed, net of charge-offs	—	(8,037)	(10,256)	(9,386)	(27,679)

Total loans, net of unamortized deferred loan fees and discounts	$1,483,546	$134,749	$6,219	$47,493	$1,672,007

Noncovered loans	$1,483,546	$134,749	$6,219	$19,581	$1,644,095
Covered loans	—	—	—	27,912	27,912

Total loans, net of unamortized deferred loan fees and discounts	$1,483,546	$134,749	$6,219	$47,493	$1,672,007

Allowance for loan losses	$(31,354)	$(2,850)	$(385)	$(3,656)	$(38,245)

A summary of loan balances follows (in thousands):

	December 31, 2012
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$121,255	$5,413	—	$5,016	$131,684
Commercial	775,124	72,090	$1,289	29,943	878,446

Total mortgage loan on real estate	896,379	77,503	1,289	34,959	1,010,130
Consumer:
Home equity lines of credit	311,671	16,788	7,612	5,954	342,025
Home equity loans	13,011	342	49	155	13,557
Auto Indirect	3,816	—	—	—	3,816
Other	24,263	2,418	—	32	26,713

Total consumer loans	352,761	19,548	7,661	6,141	386,111
Commercial	125,122	869	22	9,515	135,528
Construction:
Residential	11,877	—	—	6,582	18,459
Commercial	11,196	—	—	3,399	14,595

Total construction	23,073	—	—	9,981	33,054

Total loans, net of deferred loan fees and discounts	$1,397,335	$97,920	$8,972	$60,596	$1,564,823

Total principal balance of loans owed, net of charge-offs	$1,400,147	$111,286	$20,621	$75,277	$1,607,331
Unamortized net deferred loan fees	(2,812)	—	—	—	(2,812)
Discounts to principal balance of loans owed, net of charge-offs	—	(13,366)	(11,649)	(14,681)	(39,696)

Total loans, net of unamortized deferred loan fees and discounts	$1,397,335	$97,920	$8,972	$60,596	$1,564,823

Noncovered loans	$1,397,335	$97,920	$8,972	$18,708	$1,522,935
Covered loans	—	—	—	41,888	41,888

Total loans, net of unamortized deferred loan fees and discounts	$1,397,335	$97,920	$8,972	$60,596	$1,564,823

Allowance for loan losses	$(35,769)	$(1,969)	$(1,054)	$(3,856)	$(42,648)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Year ended December 31,
	2013	2012
Change in accretable yield:
Balance at beginning of period	$22,337	$25,145
Acquisitions	—	—
Accretion to interest income	(6,305)	(7,756)
Reclassification (to) from nonaccretable difference	2,201	4,948

Balance at end of period	$18,232	$22,337

Note 4 – Loans (continued)

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses—Year Ended December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Beginning balance	$3,523	$8,782	$21,367	$1,155	$243	$696	$4,703	$1,400	$779	$42,648
Charge-offs	(46)	(2,038)	(2,651)	(94)	(68)	(887)	(1,599)	(20)	(140)	(7,543)
Recoveries	345	994	1,053	41	195	759	340	63	65	3,855
(Benefit) provision	(668)	1,962	(3,394)	106	(304)	21	887	116	559	(715)

Ending balance	$3,154	$9,700	$16,375	$1,208	$66	$589	$4,331	$1,559	$1,263	$38,245

Ending balance:
Individ. evaluated for impairment	$775	$1,198	$1,140	$169	$1	$8	$585	$91	$8	$3,975

Loans pooled for evaluation	$2,039	$7,815	$14,749	$1,039	$65	$581	$2,402	$751	$789	$30,230

Loans acquired with deteriorated credit quality	$340	$687	$486	—	—	—	$1,344	$717	$466	$4,040

	Loans, net of unearned fees – As of December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Ending balance:
Total loans	$195,013	$912,850	$339,866	$14,588	$946	$27,763	$131,878	$31,933	$17,170	$1,672,007

Individ. evaluated for impairment	$7,342	$59,936	$6,918	$778	$60	$90	$3,177	$2,756	$178	$81,235

Loans pooled for evaluation	$183,015	$822,654	$322,865	$13,324	$886	$27,592	$122,166	$27,611	$16,947	$1,537,060

Loans acquired with deteriorated credit quality	$4,656	$30,260	$10,083	$486	—	$81	$6,535	$1,566	$45	$53,712

Note 5 – Allowance for Loan Losses (continued)

	Allowance for Loan Losses—Year Ended December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Beginning balance	$2,404	$13,217	$18,258	$1,101	$215	$932	$6,545	$1,817	$1,425	$45,914
Charge-offs	(1,558)	(3,457)	(8,042)	(385)	(83)	(1,202)	(1,251)	(406)	(100)	(16,484)
Recoveries	147	1,020	398	100	215	860	643	412	—	3,795
Provision (benefit)	2,530	(1,998)	10,753	339	(104)	106	(1,234)	(423)	(546)	9,423

Ending balance	$3,523	$8,782	$21,367	$1,155	$243	$696	$4,703	$1,400	$779	$42,648

Ending balance:
Individ. evaluated for impairment	$631	$515	$2,264	$81	$5	$47	$840	$11	$111	$4,505

Loans pooled for evaluation	$2,526	$8,026	$17,862	$995	$238	$649	$2,342	$430	$165	$33,233

Loans acquired with deteriorated credit quality	$366	$241	$1,241	$79	—	—	$1,521	$959	$503	$4,910

	Loans, net of unearned fees – As of December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Ending balance:
Total loans	$131,684	$878,446	$342,025	$13,557	$3,816	$26,713	$135,528	$18,459	$14,595	$1,564,823

Individ. evaluated for impairment	$6,586	$71,077	$10,056	$528	$197	$121	$8,562	$3,596	$607	$101,330

Loans pooled for evaluation	$120,082	$776,137	$318,403	$12,825	$3,619	$26,560	$117,429	$8,281	$10,589	$1,393,925

Loans acquired with deteriorated credit quality	$5,016	$31,232	$13,566	$204	—	$32	$9,537	$6,582	$3,399	$69,568

	Allowance for Loan Losses—Year Ended December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Beginning balance	$3,007	$12,700	$15,054	$795	$1,229	$701	$5,991	$1,824	$1,270	$42,571
Charge-offs	(1,655)	(4,451)	(9,746)	(789)	(427)	(1,158)	(2,534)	(634)	(653)	(22,047)
Recoveries	126	127	573	45	379	839	173	28	40	2,330
Provision (benefit)	926	4,841	12,377	1,050	(966)	550	2,915	599	768	23,060

Ending balance	$2,404	$13,217	$18,258	$1,101	$215	$932	$6,545	$1,817	$1,425	$45,914

Ending balance:
Individ. evaluated for impairment	$460	$1,620	$2,365	$73	$29	$24	$193	$258	$971	$5,993

Loans pooled for evaluation	$1,750	$11,374	$14,531	$978	$186	$892	$4,618	$1,324	$57	$35,710

Loans acquired with deteriorated credit quality	$194	$223	$1,362	$50	—	$16	$1,734	$235	$397	$4,211

	Loans, net of unearned fees – As of December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Ending balance:
Total loans	$139,586	$826,336	$357,305	$14,844	$10,821	$23,360	$139,131	$22,122	$17,527	$1,551,032

Individ. evaluated for impairment	$10,167	$71,893	$9,388	$661	$571	$109	$9,526	$5,627	$6,899	$114,841

Loans pooled for evaluation	$122,903	$721,217	$333,348	$14,026	$10,250	$23,202	$115,765	$8,281	$5,845	$1,354,837

Loans acquired with deteriorated credit quality	$6,516	$33,226	$14,569	$157	—	$49	$13,840	$8,214	$4,783	$81,354

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

The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:

•	Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•	Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.

•	Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.

•	Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

•	Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators – As of December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loans:
Pass	$121,969	$768,596	$203,232	$12,284	$717	$24,653	$121,580	$25,836	$16,571	$1,394,438
Special mention	1,265	15,862	4,529	504	118	756	938	96	343	24,411
Substandard	6,648	40,454	9,446	1,061	111	196	2,122	4,435	211	64,684
Loss	—	—	—	—	—	3	10	—	—	13

Total originated	$129,882	$824,912	$316,207	$13,849	$946	$25,608	$124,650	$30,367	$17,125	$1,483,546

PNCI loans:
Pass	$59,798	$48,548	$12,716	$253	—	$2,020	$380	—	—	$123,715
Special mention	—	5,810	195	—	—	18	313	—	—	6,336
Substandard	677	3,320	665	—	—	36	—	—	—	4,698
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI	$60,475	$57,678	$13,576	$253	—	$2,074	$693	—	—	$134,749

PCI loans	$4,656	$30,260	$10,083	$486	—	$81	$6,535	$1,566	$45	$53,712

Total loans	$195,013	$912,850	$339,866	$14,588	$946	$27,763	$131,878	$31,933	$17,170	$1,672,007

	Credit Quality Indicators – As of December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loans:
Pass	$108,946	$686,593	$291,701	$11,892	$2,949	$23,154	$113,595	$7,744	$10,221	$1,256,795
Special mention	3,122	21,184	6,955	555	531	958	3,224	285	356	37,170
Substandard	9,187	67,347	13,015	564	336	151	8,303	3,848	619	103,370

Total originated	$121,255	$775,124	$311,671	$13,011	$3,816	$24,263	$125,122	$11,877	$11,196	$1,397,335

PNCI loans:
Pass	$4,968	$64,917	$15,915	$342	—	$2,240	$848	—	—	$89,230
Special mention	—	5,249	193	—	—	104	21	—	—	5,567
Substandard	436	1,924	680	—	—	74	—	—	—	3,114
Loss	9	—	—	—	—	—	—	—	—	9

Total PNCI	$5,413	$72,090	$16,788	$342	—	$2,418	$869	—	—	$97,920

PCI loans	$5,016	$31,232	$13,566	$204	—	$32	$9,537	$6,582	$3,399	$69,568

Total loans	$131,684	$878,446	$342,025	$13,557	$3,816	$26,713	$135,528	$18,459	$14,595	$1,564,823

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loan balance:
Past due:
30-59 Days	$2,272	$2,304	$3,121	$264	$24	$40	$296	—	—	$8,321
60-89 Days	284	—	1,070	16	1	16	76	—	$198	1,661
> 90 Days	447	2,213	1,050	312	33	7	749	13	—	4,824

Total past due	$3,003	$4,517	$5,241	$592	$58	$63	$1,121	$13	$198	$14,806
Current	126,879	820,395	310,966	13,257	888	25,545	123,529	30,354	16,927	1,468,740

Total orig. loans	$129,882	$824,912	$316,207	$13,849	$946	25,608	$124,650	$30,367	$17,125	$1,483,546

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$4,697	$30,732	$4,972	$719	$54	$26	$1,280	$2,473	$178	$45,131

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
PNCI loan balance:
Past due:
30-59 Days	$799	$512	$313	—	—	$49	—	—	—	$1,673
60-89 Days	—	352	38	—	—	—	—	—	—	390
> 90 Days	—	217	—	—	—	—	—	—	—	217

Total past due	$799	$1,081	$351	—	—	$49	—	—	—	$2,280
Current	59,676	56,597	13,225	$253	—	2,025	$693	—	—	132,469

Total PNCI loans	$60,475	$57,678	$13,576	$253	—	$2,074	$693	—	—	$134,749

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$262	$1,139	$429	—	—	$36	—	—	—	$1,866

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loan balance:
Past due:
30-59 Days	$1,702	$2,695	$3,371	$67	$77	$67	$1,848	$309	—	$10,136
60-89 Days	278	1,578	819	33	40	40	138	—	—	2,926
> 90 Days	674	13,829	3,395	217	79	14	4,782	42	$94	23,126

Total past due	$2,654	$18,102	$7,585	$317	$196	$121	$6,768	$351	$94	$36,188
Current	118,601	757,022	304,086	12,694	3,620	24,142	118,354	11,526	11,102	1,361,147

Total orig. loans	$121,255	$775,124	$311,671	$13,011	$3,816	$24,263	$125,122	$11,877	$11,196	$1,397,335

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$4,781	$37,220	$8,486	$465	$174	$49	$6,750	$3,312	$532	$61,769

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
PNCI loan balance:
Past due:
30-59 Days	$1,024	$500	$124	—	—	$31	—	—	—	$1,679
60-89 Days	—	—	63	—	—	—	—	—	—	63
> 90 Days	43	148	157	—	—	—	—	—	—	348

Total past due	$1,067	$648	$344	—	—	$31	—	—	—	$2,090
Current	4,346	71,442	16,444	$342	—	2,387	$869	—	—	95,830

Total PNCI loans	$5,413	$72,090	$16,788	$342	—	$2,418	$869	—	—	$97,920

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$113	$1,218	$403	—	—	$42	—	—	—	$1,776

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

	Impaired Originated Loans – As of December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$4,366	$53,352	$3,710	$552	$55	$16	$1,648	$2,473	$69	$66,241

Unpaid principal	$6,489	$58,894	$7,299	$1,249	$123	$21	$1,665	$6,611	$138	$82,489

Average recorded Investment	$4,123	$58,205	$4,410	$463	$93	$18	$2,154	$1,567	$83	$71,116

Interest income
Recognized	$336	$3,361	$352	$36	$12	$1	$113	$108	$7	$4,326

With an allowance recorded:
Recorded investment	$2,630	$5,296	$2,779	$226	$4	$10	$1,517	$284	$109	$12,855

Unpaid principal	$2,689	$5,659	$3,053	$291	$6	$10	$1,616	$284	$288	$13,896

Related allowance	$648	$1,084	$968	$169	$1	$5	$585	$91	$7	$3,558

Average recorded Investment	$2,245	$6,077	$3,064	$141	$12	$7	$1,817	$1,499	$188	$15,050

Interest income Recognized	$124	$287	$146	$18	$1	$2	$95	$19	$15	$707

	Impaired PNCI Loans – As of December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$148	$1,139	$227	—	—	$36	$12	—	—	$1,562

Unpaid principal	$158	$3,323	$287	—	—	$45	$12	—	—	$3,825

Average recorded Investment	$37	$1,005	$333	—	—	$39	$7	—	—	$1,421

Interest income Recognized	$11	$233	$21	—	—	$5	$1	—	—	$271

With an allowance recorded:
Recorded investment	$198	$149	$203	—	—	$28	—	—	—	$578

Unpaid principal	$207	$149	$215	—	—	$28	—	—	—	$599

Related allowance	$128	$114	$172	—	—	$3	—	—	—	$417

Average recorded Investment	$275	$250	$162	—	—	$29	—	—	—	$716

Interest income Recognized	$12	$9	$10	—	—	$1	—	—	—	$32

	Impaired Originated Loans – As of December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$3,520	$66,031	$4,241	$361	$163	$19	$4,238	$3,554	$284	$82,411

Unpaid principal	$5,349	$70,709	$6,691	$781	$311	$40	$4,613	$8,227	$484	$97,205

Average recorded Investment	$6,329	$61,299	$4,311	$329	$263	$42	$7,500	$3,505	$517	$84,095

Interest income Recognized	$71	$2,513	$58	$1	$3	—	$73	$20	$10	$2,749

With an allowance recorded:
Recorded investment	$2,867	$3,258	$5,412	$167	$34	$30	$4,324	$42	$323	$16,457

Unpaid principal	$3,432	$3,556	$7,103	$396	$51	$32	$4,992	$42	$523	$20,127

Related allowance	$603	$352	$2,237	$81	$5	$12	$840	$11	$111	$4,252

Average recorded Investment	$3,890	$7,841	$6,331	$317	$102	$49	$2,800	$1,543	$6,570	$29,443

Interest income Recognized	$67	$129	$103	$16	$1	$1	$100	$6	$5	$428

	Impaired PNCI Loans – As of December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	—	$1,468	$365	—	—	—	—	—	—	$1,833

Unpaid principal	—	$3,452	$586	—	—	—	—	—	—	$4,038

Average recorded Investment	$16	$2,097	$308	$11	—	$31	$11	—	—	$2,474

Interest income Recognized	—	$133	$5	—	—	—	—	—	—	$138

With an allowance recorded:
Recorded investment	$199	$320	$38	—	—	$72	—	—	—	$629

Unpaid principal	$225	$331	$41	—	—	$76	—	—	—	$673

Related allowance	$28	$163	$27	—	—	$35	—	—	—	$253

Average recorded Investment	$213	$121	$148	—	—	$43	—	—	—	$525

Interest income Recognized	$9	$12	$1	—	—	$2	—	—	—	$24

	Impaired Originated Loans – As of December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$6,921	$61,205	$5,101	$224	$424	$39	$8,473	$1,809	$571	$84,767

Unpaid principal	$8,663	$72,408	$8,519	$528	$777	$56	$9,229	$2,857	$916	$103,953

Average recorded Investment	$6,557	$53,346	$5,228	$458	$569	$44	$6,687	$3,942	$3,590	$80,421

Interest income Recognized	$58	$2,235	$99	$7	$15	$2	$381	—	$4	$2,801

With an allowance recorded:
Recorded investment	$3,246	$10,688	$4,177	$350	$147	$70	$964	$3,818	$6,328	$29,788

Unpaid principal	$3,760	$11,094	$4,977	$666	$193	$75	$1,040	$8,698	$6,330	$36,833

Related allowance	$460	$1,613	$2,365	$73	$29	$24	$200	$258	$971	$5,993

Average recorded Investment	$4,611	$10,019	$4,770	$215	$407	$52	$1,023	$2,334	$3,578	$27,009

Interest income Recognized	$77	$588	$122	$3	$2	$2	$36	$(16)	$387	$1,201

	Impaired PNCI Loans – As of December 31, 2011
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	—	—	$110	$87	—	—	$89	—	—	$286

Unpaid principal	—	—	$126	$89	—	—	$98	—	—	$313

Average recorded Investment	—	—	$55	$44	—	—	$45	—	—	$144

Interest income Recognized	—	—	$5	$2	—	—	$3	—	—	$10

With an allowance recorded:
Recorded investment	—	—	—	—	—	—	—	—	—	—

Unpaid principal	—	—	—	—	—	—	—	—	—	—

Related allowance	—	—	—	—	—	—	—	—	—	—

Average recorded Investment	—	—	—	—	—	—	—	—	—	—

Interest income Recognized	—	—	—	—	—	—	—	—	—	—

At December 31, 2013, $56,739,000 of Originated loans were TDRs and classified as impaired. The Company had obligations to lend $25,000 of additional funds on these TDRs as of December 31, 2013. At December 31, 2013, $901,000 of PNCI loans were TDRs and classified as impaired. The Company had no obligations to lend additional funds on these TDRs as of December 31, 2013.

At December 31, 2012, $57,223,000 of Originated loans were TDRs and classified as impaired. The Company had obligations to lend $137,000 of additional funds on these TDRs as of December 31, 2012. At December 31, 2012, $950,000 of PNCI loans were TDRs and classified as impaired. The Company had no obligations to lend additional funds on these TDRs as of December 31, 2012.

At December 31, 2011, $66,160,000 of Originated loans were TDRs and classified as impaired. The Company had obligations to lend $258,000 of additional funds on these TDRs as of December 31, 2011. At December 31, 2011, $176,000 of PNCI loans were TDRs and classified as impaired. The Company had no obligations to lend additional funds on these TDRs as of December 31, 2011.

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the periods indicated:

	TDR Information for the Year Ended December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Number	9	11	12	2	—	—	8	—	—	42
Pre-mod outstanding principal balance	$2,173	$13,145	$1,546	$251	—	—	$274	—	—	$17,389
Post-mod outstanding principal balance	$2,177	$13,146	$1,557	$253	—	—	$275	—	—	$17,408
Financial impact due to TDR taken as additional provision	$148	$27	$340	$(1)	—	—	$88	—	—	$602
Number that defaulted during the period	4	8	3	1	—	—	4	1	—	21
Recorded investment of TDRs that defaulted during the period	$443	$1,702	$150	$15	—	—	$1,363	$73	—	$3,746
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	$(3)	$7	—	—	—	—	$3	$5	—	$12

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the periods indicated:

	TDR Information for the Year Ended December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Number	4	15	11	—	—	1	9	3	—	43
Pre-mod outstanding principal balance	$822	$3,220	$1,598	—	—	$38	$1,105	$317	—	$7,100
Post-mod outstanding principal balance	$842	$3,402	$1,678	—	—	$38	$1,105	$328	—	$7,394
Financial impact due to TDR taken as additional provision	$(11)	$212	$60	—	—	—	$317	—	—	$578
Number that defaulted during the period	1	13	5	1	—	—	3	2	3	28
Recorded investment of TDRs that defaulted during the period	$112	$8,904	$500	$46	—	—	$1,238	$139	$256	$11,915
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	$(13)	$(1)	—	—	$50	—	—	$36

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Year ended December 31, 2013			Year ended December 31, 2012
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$5,957	$1,541	$7,498	$13,268	$3,064	$16,332
Acquisitions	—	—	—	—	—	—
Additions/transfers from loans	11,224	493	11,717	8,732	633	9,365
Dispositions/sales	(10,992)	(1,279)	(12,271)	(14,776)	(1,695)	(16,471)
Valuation adjustments	(601)	(81)	(682)	(1,267)	(461)	(1,728)

Ending balance, net	$5,588	$674	$6,262	$5,957	$1,541	$7,498

Ending valuation allowance	$(414)	—	$(414)	$(1,357)	$(666)	$(2,023)

Ending number of foreclosed assets	28	4	32	34	5	39

Proceeds from sale of foreclosed assets	$12,483	$1,427	$13,910	$15,319	$1,938	$17,257

Gain on sale of foreclosed assets	$1,492	$148	$1,640	$543	$243	$786

Note 7–Premises and Equipment

Premises and equipment were comprised of:

	December 31, 2013	December 31, 2012
	(In thousands)
Land & land improvements	$5,975	$5,929
Buildings	30,103	23,090
Furniture and equipment	27,881	25,877

	63,959	54,896
Less: Accumulated depreciation	(32,397)	(32,101)

	31,562	22,795
Construction in progress	50	4,190

Total premises and equipment	$31,612	$26,985

Depreciation expense for premises and equipment amounted to $3,635,000, $3,250,000, and $2,561,000 in 2013, 2012, and 2011, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Year ended December 31,
	2013	2012
Beginning balance	$50,582	$50,403
Increase in cash value of life insurance	1,727	1,820
Gain on life insurance death benefit	—	675
Death benefit	—	(2,316)

Ending balance	$52,309	$50,582

End of period death benefit	$95,513	$94,754
Number of policies owned	133	133
Insurance companies used	6	6
Current and former employees and directors covered	36	36

As of December 31, 2013, the Bank was the owner and beneficiary of 133 life insurance policies, issued by six life insurance companies, covering 36 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these consolidated financial statements for additional information on JBAs.

Note 9–Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of December 31, 2013 and 2012.

(Dollar in Thousands)	December 31, 2013	Additions	Reductions	December 31, 2012
Goodwill	$15,519	—	—	$15,519

The following table summarizes the Company’s core deposit intangibles as of December 31, 2013 and 2012.

(Dollar in Thousands)	December 31, 2013	Additions	Reductions/ Amortization	Fully Depreciated	December 31, 2012
Core deposit intangibles	$1,460	—	—	—	$1,460
Accumulated amortization	(577)	—	$(209)	—	(368)

Core deposit intangibles, net	$883	—	$(209)	—	$1,092

The Company recorded additions to CDI of $898,000 in conjunction with the Citizens acquisition on September 23, 2011 and $562,000 in conjunction with the Granite acquisition on May 28, 2010. The following table summarizes the Company’s estimated core deposit intangible amortization (dollars in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2014	$209
2015	209
2016	209
2017	209
2018	$47
Thereafter	—

Note 10–Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

	Years ended December 31,
	2013	2012	2011
Balance at beginning of period	$4,552	$4,603	$4,605
Additions	1,360	1,965	1,105
Change in fair value	253	(2,016)	(1,107)

Balance at end of period	$6,165	$4,552	$4,603

Contractually specified servicingfees, late fees and ancillary fees earned	$1,774	$1,666	$1,495
Balance of loans serviced at:
Beginning of period	$666,512	$598,185	$573,300
End of period	$680,197	$666,512	$598,185
Weighted-average prepayment speed (CPR)	10.3%	20.3%	19.3%
Weighted-average discount rate	10.0%	10.0%	9.0%

The changes in fair value of MSRs that occurred during 2013 and 2012 were mainly due to changes in principal balances and changes in estimate life of the MSRs.

Note 11–Indemnification Asset

A summary of the activity in the balance of indemnification asset follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Beginning balance	$1,997	$4,405	$5,640
Effect of actual covered losses and change in estimated future covered losses	(1,419)	(245)	2,059
Reimbursable (revenue) expenses incurred	(159)	69	393
Payments received	(213)	(2,232)	(3,687)

Ending balance	$206	$1,997	$4,405

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	As of December 31,
	2013	2012
Deferred tax asset, net (Note 22)	$26,781	$28,935
Prepaid expense	2,131	3,455
Software	1,318	1,550
Life insurance proceeds receivable	—	706
Advanced compensation	1,175	1,440
TriCo Capital Trust I & II	1,238	1,238
Miscellaneous other assets	3,237	1,283

Total other assets	$35,880	$38,607

Note 13–Deposits

A summary of the balances of deposits follows (in thousands):

	December 31,
	2013	2012
Noninterest-bearing demand	$789,458	$684,833
Interest-bearing demand	533,351	503,465
Savings	798,986	762,924
Time certificates, $100,000 and over	157,647	180,195
Other time certificates	131,041	158,285

Total deposits	$2,410,483	$2,289,702

Certificate of deposit balances of $5,000,000 and $5,000,000 from the State of California were included in time certificates, $100,000 and over, at December 31, 2013 and 2012, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,212,000 and $1,408,000 were classified as consumer loans at December 31, 2013 and 2012, respectively.

At December 31, 2013, the scheduled maturities of time deposits were as follows (in thousands):

Scheduled Maturities
2014	$216,444
2015	38,803
2016	18,253
2017	10,709
2018	4,477
Thereafter	2

Total	$288,688

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Years ended December 31,
	2013	2012	2011
Balance at beginning of period	$3,615	$2,740	$2,640
Provision for losses – Unfunded commitments	(1,200)	875	100

Balance at end of period	$2,415	$3,615	$2,740

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	December 31,
	2013	2012
Deferred compensation	$7,357	$7,738
Pension liability	14,634	16,345
Joint beneficiary agreements	2,623	2,736
Accrued legal settlement	—	2,090
Miscellaneous other liabilities	7,097	6,213

Total other liabilities	$31,711	$35,122

Note 16 - Other Borrowings

A summary of the balances of other borrowings follows:

	December 31,
	2013	2012
	(in thousands)
Other collateralized borrowings, fixed rate, as of December 31, 2013 of 0.05%, payable on January 2, 2014	$6,335	$9,197

Total other borrowings	$6,335	$9,197

During August 2007, the Company entered into a security repurchase agreement with principal balance of $50,000,000 that matured and paid on August 30, 2012. The Company did not enter into any other repurchase agreements during 2013 or 2012. The average balance of repurchase agreements for 2013 and 2012 was $0 and $33,333,000, respectively, with an average rate of 4.72% during 2012.

The Company had $6,335,000 and $9,197,000 of other collateralized borrowings at December 31, 2013 and December 31, 2012, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of December 31, 2013, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $17,774,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 2013, this line provided for maximum borrowings of $575,654,000 of which none was outstanding, leaving $575,654,000 available. As of December 31, 2013, the Company has designated loans totaling $1,076,291,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. As of December 31, 2013, this line provided for maximum borrowings of $106,856,000 of which none was outstanding, leaving $106,856,000 available. As of December 31, 2013, the Company has designated investment securities with fair value of $46,000 and loans totaling $137,205,000 as potential collateral under this collateralized line of credit with the FRB.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $10,000,000 for federal funds transactions at December 31, 2013.

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

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust I are reflected as junior subordinated debt in the consolidated balance sheets. The common stock issued by TriCo Capital Trust I are recorded in other assets in the consolidated balance sheets. As of December 31, 2013, The TriCo Capital Trust I debentures carried an interest rate of 3.29%.

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

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust II are reflected as junior subordinated debt in the consolidated balance sheets. The common stock issued by TriCo Capital Trust II is recorded in other assets in the consolidated balance sheets. As of December 31, 2013, The TriCo Capital Trust II debentures carried an interest rate of 2.79%.

The debentures issued by TriCo Capital Trust I and TriCo Capital Trust II, less the common securities of TriCo Capital Trust I and TriCo Capital Trust II, continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System.

Note 18 - Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $38,359,000 and $31,594,000 were maintained to satisfy Federal regulatory requirements at December 31, 2013 and 2012. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

Lease Commitments— The Company leases 43 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The Company currently does not have any capital leases.

At December 31, 2013, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
(in thousands)
2014	$2,452
2015	1,706
2016	1,154
2017	791
2018	429
Thereafter	1,235

Future minimum lease payments	$7,767

Rent expense under operating leases was $4,300,000 in 2013, $4,332,000 in 2012, and $3,810,000 in 2011. Rent expense was offset by rent income of $216,000 in 2013, $138,000 in 2012, and $32,000 in 2011.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

	December 31, 2013	December 31, 2012
(in thousands)
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$136,986	$123,517
Consumer loans	360,194	369,467
Real estate mortgage loans	35,309	27,959
Real estate construction loans	22,897	36,311
Standby letters of credit	2,601	2,905
Deposit account overdraft privilege	68,932	69,675

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

Legal Proceedings— The Bank owns 10,214 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4206 per Class A share. As of December 31, 2013, the value of the Class A shares was $222.68 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $957,000 as of December 31, 2013, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On September 27, 2012, the Company announced that the Bank entered into a tentative settlement with a former employee who filed a class action lawsuit against the Bank in the Superior Court of California, Kern County on behalf of herself and a putative class of current and former Bank employees serving as assistant branch managers seeking undisclosed damages, alleging that the Bank improperly classified its assistant branch managers as exempt employees under California laws. The lawsuit alleges claims for: failure to pay overtime compensation; failure to provide meal periods; failure to provide rest periods; failure to provide accurate wage statements; failure to provide suitable seating; declaratory relief; accounting; and unfair business practices in violation of California Business and Professions Code section 17200. On September 26, 2012, after efforts to mediate the claim, the Bank and the former employee agreed to settle the case in an amount ranging from $2,039,500 to $2,500,000, depending primarily on the number of class participants who file claims, and pending final approval by the court, including determination of the method to allocate settlement payments among current and former employees who are members of the defined settlement class, and the portion of the total settlement allocable to attorney’s fees and costs to plaintiff’s counsel. On September 26, 2012, the Bank recorded a $2,090,000 expense and accrued liability in anticipation of approval of this settlement by the court and estimated related payroll taxes. On May 7, 2013, the court preliminariy approved the settlement. On August 27, 2013, the court approved a final settlement agreement for $2,429,000, and the Bank recorded an additional $339,000 expense and accrued liability related to this matter. During September 2013, the Bank paid the settlement amount.

On January 24, 2014, a putative shareholder class action lawsuit was filed against TriCo, North Valley Bancorp and certain other defendants in connection with TriCo entering into the merger agreement with North Valley Bancorp. The lawsuit, which was filed in the Shasta County, California Superior Court, alleges that the members of the North Valley Bancorp board of directors breached their fiduciary duties to North Valley Bancorp shareholders by approving the proposed merger for inadequate consideration; approving the transaction in order receive benefits not equally shared by other North Valley Bancorp shareholders; entering into the merger agreement containing preclusive deal protection devices; and failing to take steps to maximize the value to be paid to the North Valley Bancorp shareholders. The lawsuit alleges claims against TriCo for aiding and abetting these alleged breaches of fiduciary duties. The plaintiff seeks, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties injunctive relief prohibiting consummation of the merger, rescission, attorneys’ of the merger agreement, fees and costs, and other and further relief. At this stage, TriCo is unable to predict the outcome of the proceedings or their impact on TriCo or North Valley Bancorp.

The Bank is named as defendant in a lawsuit filed by a former employee seeking undisclosed damages, alleging that the Bank improperly terminated his employment under California law. The Bank denies all allegations and is vigorously defending the suit.

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

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $8,175,000, $8,522,000, and $7,185,000, in 2013, 2012, and 2011, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight. Absent approval from the Commissioner of Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2013, the Bank may pay dividends of $44,548,000.

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

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of December 31, 2013, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the years ended December 31, 2013, 2012, and 2011, employees tendered 172,941, 14,120, and 177,430 shares, respectively, of the Company’s common stock with market value of $3,490,000, $224,000, and $2,745,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not counted in the total of stock repurchased under the stock repurchase plan announced August 21, 2007.

Note 20 - Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit awards and stock appreciation rights. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of December 31, 2013, 700,500 options for the purchase of common shares remain outstanding, and 937,500 remain available for grant, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of December 31, 2013, 545,870 options for the purchase of common shares remain outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Stock option activity during 2013 is summarized in the following table:

	Number of Shares	Option Price per Share			Weighted Average Exercise Price	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2012	1,393,935	$12.60	to	$25.91	$17.07
Options granted	144,500	$16.59	to	$19.46	$19.31	$8.91
Options exercised	(248,765)	$12.60	to	$20.58	$13.03
Options forfeited	(43,300)	$17.38	to	$25.91	$19.95
Outstanding at December 31, 2013	1,246,370	$12.63	to	$25.91	$18.04

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of December 31, 2013:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	826,270	420,100	1,246,370
Weighted average exercise price	$18.68	$16.78	$18.04
Intrinsic value (in thousands)	$8,808	$4,869	$12,877
Weighted average remaining contractual term (yrs.)	4.1	8.3	5.5

The 420,100 options that are currently not exercisable as of December 31, 2013 are expected to vest, on a weighted-average basis, over the next 3.0 years, and the Company is expected to recognize $2,604,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2013 or 2012.

The following table shows the total intrinsic value of options exercised, the total fair value of options vested, total compensation costs for options recognized in income, and total tax benefit recognized in income related to compensation costs for options during the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Intrinsic value of options exercised	$1,777,000	$138,000	$2,087,000
Fair value of options that vested	$1,150,000	$1,083,000	$830,000
Total compensation costs for options recognized in income	$1,150,000	$1,083,000	$830,000
Total tax benefit recognized in income related to compensation costs for options	$484,000	$455,000	$349,000
Weighted average fair value of grants (per option)	$8.91	$6.63	$6.27

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

	Years Ended December 31,
	2013	2012	2011
Assumptions used to value option grants:
Average expected terms (years)	7.0	8.8	8.8
Volatility	56.2%	51.5%	51.2%
Annual rate of dividends	1.87%	2.36%	2.48%
Discount rate	1.26%	1.49%	1.70%

Note 21—Noninterest Income and Expense

The components of other noninterest income were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Service charges on deposit accounts	$12,716	$14,290	$14,776
ATM and interchange fees	8,370	7,762	7,058
Other service fees	2,144	2,223	1,722
Mortgage banking service fees	1,774	1,666	1,495
Change in value of mortgage servicing rights	253	(2,016)	(1,107)

Total service charges and fees	25,257	23,925	23,944

Gain on sale of loans	5,602	6,810	3,037
Commissions on sale of non-deposit investment products	2,983	3,209	2,105
Increase in cash value of life insurance	1,727	1,820	1,885
Change in indemnification asset	(1,649)	(286)	2,059
Gain on sale of foreclosed assets	1,640	786	680
Bargain purchase gain	—	—	7,575
Sale of customer checks	377	346	271
Lease brokerage income	337	276	248
Loss on disposal of fixed assets	(39)	(420)	(15)
Commission rebates	—	(56)	(58)
Gain on life insurance death benefit	—	675	789
Other	594	895	293

Total other noninterest income	11,572	14,055	18,869

Total noninterest income	$36,829	$37,980	$42,813

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights, totaling $2,027,000, ($350,000), and $388,000 were recorded in service charges and fees noninterest income for the years ended December 31, 2013, 2012, and 2011, respectively.

The components of noninterest expense were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Base salaries, net of deferred loan origination costs	$34,404	$33,093	$29,753
Incentive compensation	4,694	5,138	3,735
Benefits and other compensation costs	12,838	11,721	10,715

Total salaries and benefits expense	51,936	49,952	44,203

Occupancy	7,405	7,263	6,198
Equipment	4,162	4,444	3,770
Data processing and software	4,844	4,793	3,980
Assessments	2,248	2,393	2,491
ATM network charges	2,480	2,390	1,939
Advertising	1,981	2,876	2,649
Professional fees	3,019	2,879	2,004
Telecommunications	2,449	2,250	1,875
Postage	786	920	935
Courier service	988	1,013	953
Foreclosed assets expense	514	1,474	755
Intangible amortization	209	209	177
Operational losses	618	787	600
Provision for foreclosed asset losses	682	1,728	1,984
Change in reserve for unfunded commitments	(1,200)	875	100
Legal settlement	339	2,090	—
Other	10,144	9,662	8,102

Total other noninterest expense	41,668	48,046	38,512

Total noninterest expense	$93,604	$97,998	$82,715

Note 22 – Income Taxes

The components of consolidated income tax expense are as follows:

	2013	2012	2011
	(in thousands)
Current tax expense
Federal	$11,618	$9,895	$9,645
State	4,261	3,425	3,238

	15,879	13,320	12,883

Deferred tax expense (benefit)
Federal	1,976	(235)	(1,298)
State	550	(148)	(393)

	2,526	(383)	(1,691)

Total tax expense	$18,405	$12,937	$11,192

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes. The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit.

Taxes recorded directly to shareholders’ equity are not included in the preceding table. These taxes (benefits) relating to changes in unfunded status of the supplemental retirement plans amounting to $1,269,000 in 2013, ($2,000) in 2012, and $828,000 in 2011, taxes (benefits) related to unrealized gains and losses on available-for-sale investment securities amounting to ($1,780,000) in 2013, ($880,000) in 2012, and $1,090,000 in 2011, taxes (benefits) related to employee stock options of $138,000 in 2013, $13,000 in 2012, and $114,000 in 2011, and taxes (benefits) related to changes in joint beneficiary agreement liability of $0 in 2013, $64,000 in 2012, and ($105,000) in 2011, were recorded directly to shareholders’ equity.

The temporary differences, tax effected, which give rise to the Company’s net deferred tax asset recorded in other assets are as follows as of December 31 for the years indicated:

	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for losses	$17,096	$19,073
Deferred compensation	3,093	3,254
Accrued pension liability	5,817	5,272
Accrued bonus	1,037	980
Other accrued expenses	—	879
Unfunded status of the supplemental retirement plans	331	1,600
State taxes	1,390	1,297
Stock option expense	2,225	1,879
Nonaccrual interest	1,840	1,889
Acquisition cost basis	699	482
OREO write downs	331	1,103

Total deferred tax assets	33,859	37,708

Deferred tax liabilities:
Securities income	(986)	(1,038)
Unrealized gain on securities	(1,767)	(3,547)
Depreciation	(392)	(344)
Merger related fixed asset valuations	(379)	(379)
Securities accretion	(256)	(150)
Mortgage servicing rights valuation	(2,416)	(1,641)
Indemnification asset	(87)	(840)
Prepaid expenses and other	(795)	(834)

Total deferred tax liability	(7,078)	(8,773)

Net deferred tax asset	$26,781	$28,935

The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had no unrecognized tax benefits at December 31, 2013, 2012 or 2011. During the year ended December 31, 2013, the Company recognized no interest and penalties related to taxes. During the year ended December 31, 2012, the Company recognized interest and penalties related to taxes of $22,000 and $5,000, respectively. During the year ended December 31, 2011 the Company recognized no interest and penalties related to taxes. The Company files income tax returns in the U.S. federal jurisdiction, and California. With few exceptions, the Company is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years before 2010 and 2009, respectively.

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2013, 2012 and 2011 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Years Ended December 31,
	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.8	6.7	6.2
Tax-exempt interest on municipal obligations	(0.4)	(0.5)	(0.6)
Tax-exempt life insurance related income	(1.3)	(2.0)	(3.1)
Non-deductible joint beneficiary agreement expense	0.2	0.3	—
Other	(0.1)	1.0	0.1

Effective Tax Rate	40.2%	40.5%	37.6%

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

	Years ended December 31,
	2013	2012	2011
Net income (in thousands)	$27,399	$18,994	$18,590

(number of shares in thousands)
Average number of common shares outstanding	16,045	15,988	15,935
Effect of dilutive stock options	152	64	65

Average number of common shares outstanding used to calculate diluted earnings per share	16,197	16,052	16,000

Based on an average of quarterly computations, there were 407,985, 967,120, and 831,095, options excluded from the computation of annual diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, respectively, because the effect of these options was antidilutive.

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

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Unrealized holding (losses) gains on available for sale securities before reclassifications	$(4,232)	$(2,096)	$2,594
Amounts reclassified out of accumulated other comprehensive income	—	—	—

Unrealized holding (losses) gains on available for sale securities after reclassifications	(4,232)	(2,096)	2,594
Tax effect	1,780	880	(1,090)

Unrealized holding (losses) gains on available for sale securities, net of tax	(2,452)	(1,216)	1,504

Change in unfunded status of the supplemental retirement plans before reclassifications	2,575	(445)	1,429
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	153	153	153
Amortization of actuarial losses	291	288	386

Total amounts reclassified out of accumulated other comprehensive income	444	441	539

Change in unfunded status of the supplemental retirement plans after reclassifications	3,019	(4)	1,968
Tax effect	(1,269)	2	(828)

Change in unfunded status of the supplemental retirement plans, net of tax	1,750	(2)	1,140

Change in joint beneficiary agreement liability before reclassifications	400	(370)	(248)
Amounts reclassified out of accumulated other comprehensive income	—	—	—

Change in joint beneficiary agreement liability after reclassifications	400	(370)	(248)
Tax effect	—	(64)	105

Change in joint beneficiary agreement liability, net of tax	400	(434)	(143)

Total other comprehensive (loss) income	$(302)	$(1,652)	$2,501

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	December 31,
	2013	2012
	(in thousands)
Net unrealized gains on available for sale securities	$4,202	$8,434
Tax effect	(1,767)	(3,547)

Unrealized holding gains on available for sale securities, net of tax	2,435	4,887

Unfunded status of the supplemental retirement plans	(787)	(3,806)
Tax effect	331	1,600

Unfunded status of the supplemental retirement plans, net of tax	(456)	(2,206)

Joint beneficiary agreement liability	(122)	(522)
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	(122)	(522)

Accumulated other comprehensive income	$1,857	$2,159

Note 25 - Retirement Plans

401(k) Plan

The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company does not contribute to the 401(k) Plan. The Company did not incur any material expenses attributable to the 401(k) Plan during 2013, 2012, and 2011.

Employee Stock Ownership Plan

Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $1,648,000 in 2013, $1,229,000 in 2012, and $1,084,000 in 2011, are included in salary expense. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans

The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $7,357,000 and $7,738,000 at December 31, 2013 and 2012, respectively. Earnings credits on deferred balances totaling $568,000 in 2013, $599,000 in 2012, and $649,000 in 2011, are included in noninterest expense.

Supplemental Retirement Plans

The Company has supplemental retirement plans for certain directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the supplemental retirement obligations were $52,309,000 and $50,582,000 at December 31, 2013 and 2012, respectively.

The Company recorded in other liabilities the unfunded status of the supplemental retirement plans of $787,000 and $3,806,000 related to the supplemental retirement plans as of December 31, 2013 and 2012, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities.

At December 31, 2013 and 2012, the unfunded status of the supplemental retirement plans of $787,000 and $3,806,000 were offset by a reduction of shareholders’ equity accumulated other comprehensive loss of $456,000 and $2,206,000, respectively, representing the after-tax impact of the unfunded status of the supplemental retirement plans, and the related deferred tax asset of $331,000 and $1,600,000, respectively. Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company’s defined benefit pension plans are presented in the following table. The Company expects to recognize approximately $32,000 of the net actuarial loss reported in the following table as of December 31, 2013 as a component of net periodic benefit cost during 2014.

	December 31,
(in thousands)	2013	2012
Transition obligation	$11	$13
Prior service cost	(35)	118
Net actuarial loss	811	3,675

Amount included in accumulated other comprehensive loss	787	3,806
Deferred tax benefit	(331)	(1,600)

Amount included in accumulated other comprehensive loss, net of tax	$456	$2,206

Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

	December 31,
	2013	2012
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(16,345)	$(15,002)
Service cost	(742)	(680)
Interest cost	(643)	(687)
Actuarial (loss)/gain	2,573	(447)
Benefits paid	523	471

Benefit obligation at end of year	$(14,634)	$(16,345)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—

Fair value of plan assets at end of year	$—	$—

Funded status	$(14,634)	$(16,345)
Unrecognized net obligation existing at January 1, 1986	11	13
Unrecognized net actuarial loss	811	3,675
Unrecognized prior service cost	(35)	118
Accumulated other comprehensive income	(787)	(3,806)

Accrued benefit cost	$(14,634)	$(16,345)

Accumulated benefit obligation	$(12,954)	$(14,285)

The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$743	$680	$657
Interest cost on projected benefit obligation	643	687	840
Amortization of net obligation at transition	2	2	2
Amortization of prior service cost	153	153	153
Recognized net actuarial loss	291	288	386

Net periodic pension cost	$1,832	$1,810	$2,038

The following table sets forth assumptions used in accounting for the plans:

	Years Ended December 31,
	2013	2012	2011
Discount rate used to calculate benefit obligation	4.85%	4.00%	4.65%
Discount rate used to calculate net periodic pension cost	4.85%	4.00%	4.65%
Average annual increase in executive compensation	2.50%	2.50%	4.00%
Average annual increase in director compensation	2.50%	2.50%	2.50%

The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

Years Ended	Expected Benefit Payments to Participants	Estimated Company Contributions
	(in thousands)
2014	$569	$569
2015	569	569
2016	583	583
2017	571	571
2018	584	584
2019-2023	$6,196	$6,196

Note 26 - Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for 2013 and 2012 (in thousands):

Balance December 31, 2011	$1,764
Advances/new loans	1,568
Removed/payments	(964)

Balance December 31, 2012	$2,368
Advances/new loans	1,154
Removed/payments	(886)

Balance December 31, 2013	$2,636

Director Chrysler is a principal owner and CEO of Modern Building Inc. Modern Building Inc. provided construction services to the Company related to new and existing Bank facilities for aggregate payments of $4,261,000, $3,587,000, and $754,000 during 2013, 2012 and 2011, respectively.

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

Securities available for sale - Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. The Company had no securities classified as Level 3 during any of the periods covered in these financial statements.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at December 31, 2013	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$97,143	—	$97,143	—
Obligations of states and political subdivisions	5,589	—	5,589	—
Corporate debt securities	1,915	—	1,915	—
Mortgage servicing rights	6,165	—	—	6,165

Total assets measured at fair value	$110,812	—	$104,647	$6,165

Fair value at December 31, 2012	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$151,701	—	$151,701	—
Obligations of states and political subdivisions	9,421	—	9,421	—
Corporate debt securities	1,905	—	1,905	—
Mortgage servicing rights	4,552	—	—	4,552

Total assets measured at fair value	$167,579	—	$163,027	$4,552

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during 2013 or 2012.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2013 and 2012. Had there been any transfer into or out of Level 3 during 2013 or 2012, the amount included in the “Transfers into (out of) Level 3” column would represent the beginning balance of an item in the period (interim quarter) during which it was transferred (in thousands):

Year ended December 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2013: Mortgage servicing rights	$4,552	—	$253	$1,360	$6,165
2012: Mortgage servicing rights	$4,603	—	$(2,016)	$1,965	$4,552

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

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,165	Discounted cash flow	Constant prepayment rate	6.3%-33.0%, 10.3%
			Discount rate	10.0%-12.0%, 10.0%

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

Year ended December 31, 2013	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$20,334	—	—	$20,334	$(2,539)
Foreclosed assets	948	—	—	948	(397)

Total assets measured at fair value	$21,282	—	—	$21,282	$(2,936)

Year ended December 31, 2012	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$29,584	—	—	$29,584	$(2,890)
Foreclosed assets	2,910	—	—	2,910	(842)

Total assets measured at fair value	$32,494	—	—	$32,494	$(3,732)

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2013:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$20,334	Sales comparison approach Income approach	Adjustment for differences between comparable sales	(5.0)%-(56.4)%, (10.4)%
			Capitalization rate	7.75%-9.25%, 8.91%
Foreclosed assets	$948	Sales comparison approach	Adjustment for differences between comparable sales	(6.5)%-(16.7)%, (8.9)%

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

Securities held to maturity - The fair value of securities held to maturity is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. The Company had no securities held to maturity classified as Level 3 during any of the periods covered in these financial statements.

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$76,915	$76,915	$81,086	$81,086
Cash at Federal Reserve and other banks	521,453	521,453	667,813	667,813
Level 2 inputs:
Securities held to maturity	240,504	233,807	—	—
Restricted equity securities	9,163	9,163	9,647	9,647
Loans held for sale	2,270	2,270	12,053	12,053
Level 3 inputs:
Loans, net	1,672,007	1,760,274	1,522,175	1,607,044
Indemnification asset	206	206	1,997	1,997
Financial liabilities:
Level 2 inputs:
Deposits	2,410,483	2,411,402	2,289,702	2,291,841
Other borrowings	6,335	6,335	9,197	9,197
Junior subordinated debt	41,238	25,774	41,238	28,042

Off-balance sheet:	Contract Amount	Fair Value	Contract Amount	Fair Value
Level 3 inputs:
Commitments	$555,386	$5,554	$557,254	$5,573
Standby letters of credit	2,601	26	2,905	29
Overdraft privilege commitments	68,932	689	69,675	697

Note 28 - TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets

	December 31,
	2013	2012
Assets	(in thousands)
Cash and Cash equivalents	$2,520	$2,511
Investment in Tri Counties Bank	288,746	267,118
Other assets	1,280	1,238

Total assets	$292,546	$270,867

Liabilities and shareholders’ equity
Other liabilities	$362	$270
Junior subordinated debt	41,238	41,238

Total liabilities	41,600	41,508

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 16,076,662 and 16,000,838 shares, respectively	89,356	85,561
Retained earnings	159,733	141,639
Accumulated other comprehensive loss, net	1,857	2,159

Total shareholders’ equity	250,946	229,359

Total liabilities and shareholders’ equity	$292,546	$270,867

Condensed Statements of Income

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Interest expense	$(1,247)	$(1,325)	$(1,259)
Administration expense	(862)	(669)	(582)

Loss before equity in net income of Tri Counties Bank	(2,109)	(1,994)	(1,841)
Equity in net income of Tri Counties Bank:
Distributed	8,175	8,522	7,185
Undistributed	20,446	11,632	12,470
Income tax benefit	887	834	776

Net income	$27,399	$18,994	$18,590

Condensed Statements of Comprehensive Income

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$27,399	$18,994	$18,590
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities arising during the period	(2,452)	(1,216)	1,504
Change in minimum pension liability	1,750	(2)	1,140
Change in joint beneficiary agreement liability	400	(434)	(143)

Other comprehensive (loss) income	(302)	(1,652)	2,501

Net income	$27,097	$17,342	$21,091

Condensed Statements of Cash Flows

	Years ended December 31,
	2013	2012	2011
Operating activities:	(in thousands)
Net income	$27,399	$18,994	$18,590
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in earnings of Tri Counties Bank	(20,446)	(11,632)	(12,470)
Stock option vesting expense	1,151	1,083	830
Stock option excess tax benefits	(356)	(44)	(296)
Net change in other assets and liabilities	(1,100)	(1,089)	(818)

Net cash provided by operating activities	6,648	7,312	5,836
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	251	206	436
Stock option excess tax benefits	356	44	296
Repurchase of common stock	(501)	—	(753)
Cash dividends paid — common	(6,745)	(5,757)	(5,742)

Net cash used for financing activities	(6,639)	(5,507)	(5,763)

Increase in cash and cash equivalents	9	1,805	73
Cash and cash equivalents at beginning of year	2,511	706	633

Cash and cash equivalents at end of year	$2,520	$2,511	$706

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2013, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2013, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that date that Management believes have changed the institution’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$297,429	14.77%	$161,064	8.0%	N/A	N/A
Tri Counties Bank	$295,212	14.67%	$160,961	8.0%	$201,201	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$272,071	13.51%	$80,532	4.0%	N/A	N/A
Tri Counties Bank	$269,870	13.41%	$80,480	4.0%	$120,720	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$272,071	10.17%	$107,017	4.0%	N/A	N/A
Tri Counties Bank	$269,870	10.09%	$106,965	4.0%	$133,706	5.0%

As of December 31, 2012:
Total Capital (to Risk Weighted Assets):
Consolidated	$273,979	14.53%	$150,896	8.0%	N/A	N/A
Tri Counties Bank	$271,723	14.42%	$150,796	8.0%	$188,495	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$250,133	13.27%	$75,448	4.0%	N/A	N/A
Tri Counties Bank	$247,892	13.16%	$75,398	4.0%	$113,097	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$250,133	9.82%	$101,918	4.0%	N/A	N/A
Tri Counties Bank	$247,892	9.73%	$101,866	4.0%	$127,333	5.0%

Note 30 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the four quarters of 2013 and 2012, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2013 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$255	$140	$129	$167
Discount accretion PCI – other	893	898	732	597
Discount accretion PNCI	568	1,115	815	766
All other loan interest income	22,754	22,970	22,207	22,542

Total loan interest income	24,470	25,123	23,883	24,072
Debt securities, dividends and interest bearing cash at Banks (not FTE)	2,992	2,413	1,873	1,734

Total interest income	27,462	27,536	25,756	25,806
Interest expense	1,123	1,169	1,167	1,237

Net interest income	26,339	26,367	24,589	24,569
Provision for (benefit from) loan losses	172	(393)	614	(1,108)

Net interest income after provision for loan losses	26,167	26,760	23,975	25,677
Noninterest income	7,353	9,127	10,131	10,218
Noninterest expense	24,878	23,616	23,509	21,601

Income before income taxes	8,642	12,271	10,597	14,294
Income tax expense	3,406	4,910	4,272	5,817

Net income	$5,236	$7,361	$6,325	$8,477

Per common share:
Net income (diluted)	$0.32	$0.45	$0.39	$0.53

Dividends	$0.11	$0.11	$0.11	$0.09

	2012 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$42	$24	$108	$18
Discount accretion PCI – other	979	1,192	886	776
Discount accretion PNCI	841	591	1,391	1,286
All other loan interest income	22,383	23,723	23,407	22,849

Total loan interest income	24,245	25,530	25,792	24,929
Debt securities, dividends and interest bearing cash at Banks (not FTE)	1,898	1,935	2,152	2,235

Total interest income	26,143	27,465	27,944	27,164
Interest expense	1,372	1,834	2,010	2,128

Net interest income	24,771	25,631	25,934	25,036
Provision for loan losses	1,524	532	3,371	3,996

Net interest income after provision for loan losses	23,247	25,099	22,563	21,040
Noninterest income	10,011	9,127	10,577	8,265
Noninterest expense	25,126	25,590	24,367	22,915

Income before income taxes	8,132	8,636	8,773	6,390
Income tax expense	3,410	3,616	3,452	2,459

Net income	$4,722	$5,020	$5,321	$3,931

Per common share:
Net income (diluted)	$0.29	$0.31	$0.33	$0.25

Dividends	$0.09	$0.09	$0.09	$0.09

Note 31 – Subsequent Event

On January 21, 2014, the Company and North Valley Bancorp announced that they entered into an Agreement and Plan of Merger and Reorganization under which North Valley will merge with and into TriCo Bancshares, with TriCo Bancshares as the surviving corporation. North Valley Bancorp shareholders will receive a fixed exchange ratio of 0.9433 shares of TriCo Bancshares common stock for each share of North Valley common stock. The merger is expected to be completed in the second or third quarter of 2014, subject to approval of the merger by shareholders of both companies, receipt of required regulatory and other approvals and satisfaction of customary closing conditions.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in the 1992 Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2013.

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

Crowe Horwath LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2013, and the Company’s effectiveness of internal control over financial reporting as of December 31, 2013, as stated in its report, which is included herein.

/s/ Richard P. Smith
Richard P. Smith
President and Chief Executive Officer

/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer

March 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

TriCo Bancshares

Chico, California

We have audited the accompanying consolidated balance sheet of TriCo Bancshares (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. We also have audited TriCo Bancshares’ internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TriCo Bancshares’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TriCo Bancshares as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, TriCo Bancshares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by COSO.

/s/ Crowe Horwath LLP

Sacramento, California

March 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

TriCo Bancshares

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows of TriCo Bancshares (the “Company”) for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of TriCo Bancshares for the year ended December 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

/s/ Moss Adams LLP

Stockton, California

March 13, 2012

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2013, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

(b) Management’s Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Management’s report on internal control over financial reporting is set forth on page 101 of this report and is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in its report, which is set forth on page 102 of this report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2013 was so disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 shall either be (i) incorporated herein by reference from the Company’s Proxy Statement for the 2013 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or (ii) included in an amendment to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 shall either be (i) incorporated herein by reference from the Company’s Proxy Statement for the 2014 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or (ii) included in an amendment to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 shall either be (i) incorporated herein by reference from the Company’s Proxy Statement for the 2014 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or (ii) included in an amendment to this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 shall either be (i) incorporated herein by reference from the Company’s Proxy Statement for the 2014 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or (ii) included in an amendment to this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 shall either be (i) incorporated herein by reference from the Company’s Proxy Statement for the 2014 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or (ii) included in an amendment to this Form 10-K.

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

Date: March 6, 2014		TRICO BANCSHARES

	By:	/s/ Richard P. Smith
Richard P. Smith, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 6, 2014	/s/ Richard P. Smith
Richard P. Smith, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 6, 2014	/s/ Thomas J. Reddish
Thomas J. Reddish, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 6, 2014	/s/ Donald J. Amaral
Donald J. Amaral, Director

Date: March 6, 2014	/s/ William J. Casey
William J. Casey, Director and Chairman of the Board

Date: March 6, 2014	/s/ Craig S. Compton
Craig S. Compton, Director

Date: March 6, 2014	/s/ L. Gage Chrysler
L. Gage Chrysler, Director

Date: March 6, 2014	/s/ Cory W. Giese
Cory W. Giese, Director

Date: March 6, 2014	/s/ John S.A. Hasbrook
John S.A. Hasbrook, Director

Date: March 6, 2014	/s/ Michael W. Koehnen
Michael W. Koehnen, Director

Date: March 6, 2014	/s/ W. Virginia Walker
W. Virginia Walker, Director

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed June 3, 2010).

2.2	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Citizens Bank of Northern California, Nevada City, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of September 23, 2011, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed September 27, 2011).

2.3	Agreement and Plan of Merger and Reorganization by and between TriCo and North Valley Bancorp dated January 21, 2014 (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed January 21, 2014).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 16, 2009).

3.2	Bylaws of TriCo Bancshares, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).

4.1	Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.2	Rights Agreement dated as of June 25, 2001 between TriCo Bancshares and Mellon Investor Services LLC (incorporated by reference to Exhibit 1 to TriCo’s Registration Statement on Form 8-A filed on July 5, 2001).

4.3	Amendment to Rights Agreement dated as of July 8, 2011 between TriCo Bancshares and BNY Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to TriCo’s Current Report on Form 8-K filed on July 8, 2011).

4.4	Amended and Restated Form of Right Certificate (incorporated by reference to Exhibit 4.2 to TriCo’s Current Report on Form 8-K filed on July 8, 2011).

10.2*	Form of Change of Control Agreement dated as of July 17, 2014, among TriCo, Tri Counties Bank and each of Dan Bailey, Bruce Belton, Craig Carney, Richard O’Sullivan, Thomas Reddish, and Ray Rios (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).

10.5*	TriCo’s 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to The Company’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063)).

10.6*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.7*	TriCo’s 2009 Equity Incentive plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.8*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2013).

10.9*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.10*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.11*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.13*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.14*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.15*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.16*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.17*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.18*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.19*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.20*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.21*	Form of Indemnification Agreement between TriCo Bancshares and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.22*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 10, 2013).

21.1	Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of TriCo.

23.1	Independent Registered Public Accounting Firm’s Consent

23.2	Independent Registered Public Accounting Firm’s Consent

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement