Form 10-K/A
period 2013-12-31
TRICO BANCSHARES /
filed 2014-04-30
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 1 to

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 0-10661

TriCo Bancshares

(Exact name of Registrant as specified in its charter)

California	94-2792841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

63 Constitution Drive, Chico, California	95973
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (530) 898-0300

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, without par value	Nasdaq Global Select Market
(Title of Class)	(Name of each exchange on which registered)

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

The number of shares outstanding of Registrant’s common stock, as of April 28, 2014, was 16,124,297 shares of common stock, without par value.

EXPLANATORY NOTE

TriCo Bancshares (“TriCo”, the “Company”, “we,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2014. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2014 Annual Meeting of Shareholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days of December 31, 2013. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to include the currently dated certifications as exhibits.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information for each person currently serving as a member of the board of directors of both TriCo and Tri Counties Bank, TriCo’s wholly owned subsidiary. These directors also serve on committees of the board of directors of Tri Counties Bank in addition to the TriCo board of directors committees discussed below. The following biographies show the age and principal occupations during the past five years of each of the directors. Ages are shown as of April 29, 2014.

BOARD OF DIRECTORS

William J. Casey

William J. Casey, age 69, has been a director since 1989. He is the chairman of TriCo’s board of directors, chairman of TriCo’s compensation and management succession committee, chairman of TriCo’s nominating and corporate governance committee and a member of TriCo’s audit committee. Mr. Casey has been a self-employed healthcare consultant since 1983. Mr. Casey has an MPA degree from the University of Southern California. He has served on the audit committees of other public companies. Mr. Casey is Mr. Giese’s father-in-law.

Mr. Casey was selected as a director because TriCo believes that his leadership qualities, knowledge and experience on the boards of other public companies are important to the board of directors’ effectiveness and in his role as Chairman. In addition, his knowledge of corporate governance, finance and accounting matters make him well-suited to serve on TriCo’s nominating and corporate governance committee and TriCo’s audit committee.

Donald J. Amaral

Donald J. Amaral, age 61, has been a director since 2003. Mr. Amaral is chairman of TriCo’s audit committee and a member of TriCo’s compensation and management succession committee and TriCo’s nominating and corporate governance committee. He was chairman and chief executive officer of Coram Healthcare Corporation, a home infusion therapy company, from 1995 to 1999. Mr. Amaral has a Bachelor’s degree in accounting and an MBA degree. Retired since 1999, he served as chief executive officer and chief financial officer of various companies for over 25 years.

Mr. Amaral was selected as a director because his education, knowledge and experience allow him to provide the board of directors with insight regarding financial and accounting matters and to serve on TriCo’s audit committee as an audit committee financial expert. In addition TriCo believes that his professional experience and leadership qualities contribute to the effectiveness of the board of directors and the committees on which he serves.

L. Gage Chrysler III

L. Gage Chrysler III, age 60, has been a director since 2008. Mr. Chrysler has been with Modern Building, Inc., a construction company, since 1978 and currently serves as its president and chief executive officer. He also serves as a director of the Salvation Army Advisory Board, Mid Valley Title and CSU Chico Alumni Association, Chico Chapter. Mr. Chrysler has a Bachelor’s degree in business specializing in finance.

Mr. Chrysler was selected as a director because of his leadership experience and community involvement. In addition, his experience in construction allows him to provide valuable insights to the board of directors concerning construction lending and the state of the construction industry and real estate markets generally.

Craig S. Compton

Craig S. Compton, age 58, has been a director since 1989. Mr. Compton is a member of TriCo’s compensation and management succession committee and TriCo’s nominating and corporate governance committee. He has served as the president, chief executive officer and chief financial officer of AVAG, Inc., an aerial application business, for over 20 years and has been a principal in his family rice farming partnership for over 23 years. Mr. Compton is also the owner of A&P Helicopters, a commercial helicopter business. He is a director of Environmental Alternatives Foster Care Agency. He holds a B.S. in Business Administration from California State University, Chico.

Mr. Compton was selected as a director based on his leadership experience and community involvement. His business background as a chief executive officer, chief financial officer and business owner contribute to his effective service as a board member and as a member of TriCo’s compensation and management succession committee and TriCo’s nominating and corporate governance committee.

Cory W. Giese

Cory W. Giese, age 35, has been a director since February, 2013. Mr. Giese is a member of TriCo’s audit committee. Mr. Giese is a certified public accountant and owns and operates an accounting firm in Truckee, California. He also served as controller for Squaw Valley Academy, Inc., a boarding school, and for several privately held real estate investment entities. He holds a B.S. in Business Administration from California State University, Chico and a Master of Accounting from Washington State University. Mr. Giese is Mr. Casey’s son-in-law. Mr. Giese was selected as a director based on his business background and his ties to and familiarity with several of the communities in which TriCo operates. In particular, Mr. Giese’s education and experience in accounting as a certified public accountant qualify him to serve on TriCo’s audit committee.

John S. A. Hasbrook

John S. A. Hasbrook, age 54, has been a director since 2002. Mr. Hasbrook is a member of TriCo’s compensation and management succession committee and TriCo’s audit committee and serves as chairman of the director loan committee of Tri Counties Bank. He is active in several agricultural and investment enterprises. He is president of SunWest Wild Rice Co., Inc.; president of Hasbrook-Fetter Farms, Inc.; vice president, marketing of SunWest Foods, Inc., a food marketing company; and serves as an officer for other agricultural-related entities. Mr. Hasbrook also serves as a director of Santa Clara University’s Food & Agribusiness Institute, as well as for various charitable and civic organizations. Mr. Hasbrook has a BSC degree in finance and an MBA degree in agribusiness from Santa Clara University. He is a Board Member of Sutter Medical Foundation, a former comptroller of the California Wine Commission and former corporate account officer at Bank of America where he worked for three years.

Mr. Hasbrook was selected as a director because of his experience in the areas of finance, marketing, banking and agri-business. His broad business experience and community involvement provides the board of directors with valuable insights concerning the primary communities in which the bank operates and the agricultural industry in particular.

Michael W. Koehnen

Michael W. Koehnen, age 53, has been a director since 2002. He is the Vice-Chairman of TriCo’s board of directors. Mr. Koehnen is also a member of TriCo’s compensation and management succession committee and TriCo’s nominating and corporate governance committee. He is the owner and president of C.F. Koehnen & Sons, a third-generation family farming and beekeeping company. Mr. Koehnen is also president and owner of Riverwest Processing, an almond processing company.

Mr. Koehnen was selected as a director because of his leadership experience and knowledge of corporate governance and compensation-related matters. In addition, his involvement in businesses related to agricultural industry allows him to provide valuable insights to the board of directors.

Richard P. Smith

Richard P. Smith, age 56, has been a director since 1999. He has served as the president and chief executive officer of TriCo and the bank since 1999. Mr. Smith joined the bank in 1994 as vice president and chief information officer. He was senior vice president-customer/employee support and control from 1997 until 1998, when he was promoted to executive vice president in the same capacity. Mr. Smith was named president of the bank and executive vice president of TriCo in 1998. Mr. Smith served as chairman of the California Bankers Association during 2011 and is currently a member of its board of directors.

Mr. Smith was selected as a director because TriCo believes that including the president and chief executive officer on the board of directors is important and assists the board of directors in keeping abreast of the TriCo’s operations and management’s progress on corporate initiatives. Further, Mr. Smith has 20 years of banking experience, including 13 as the bank’s chief executive officer. This experience allows him to provide valuable insights to the board of directors concerning the banking industry and the bank in particular.

W. Virginia Walker

W. Virginia Walker, age 69, has been a director since 2009. Ms. Walker is a member of the nominating and corporate governance committee and the audit committee. Ms. Walker is the General Manager of the Jamison Group LLC, a consulting group specializing in finance, marketing and strategy for high tech companies. Her professional experience includes having worked in companies ranging from start-ups to those with a billion dollars in annual revenue. From 2001 to 2007 she held various executive management positions with Enea AB, a software and services company, where she was most recently Senior Vice President, Corporate Strategy and Marketing.

Ms. Walker was selected as a director primarily based on her marketing, finance and public affairs experience, her over 25 years as chief financial officer, in addition to her management experience gained in large, complex organizations, and her long-standing ties to the community in which the bank is headquartered.

EXECUTIVE OFFICERS

The following persons currently serve as executive officers and senior management of both TriCo and Tri Counties Bank.

Richard P. Smith

Information about Mr. Smith can be found at “Board of Directors.”

Daniel K. Bailey

Daniel Bailey, age 45, has been executive vice president—retail banking & bank operations of Tri Counties Bank since May 2007. Prior to joining Tri Counties Bank, Mr. Bailey spent more than fifteen years at Wells Fargo Bank where he served in numerous senior management positions. His most recent position with Wells Fargo was senior vice president, Northern California Region Initiatives Manager.

Craig Carney

Craig Carney, age 55, has served as executive vice president and chief credit officer of Tri Counties Bank since 2007. From 1997 until 2007 he was senior vice president and chief credit officer of Tri Counties Bank. From 1985 to 1996 Mr. Carney was employed by Wells Fargo Bank in various lending capacities. His most recent position with Wells Fargo was as vice president, senior lender in commercial banking from 1991 to 1996. Mr. Carney served as a consultant to Tri Counties Bank from 1996 until his employment in 1997.

Glenn Hunter

Glenn Hunter, age 63, has served as senior vice president and director of human resources of Tri Counties Bank since 2013. Previously, he was senior vice president, global human resources for Obopay, Inc., a mobile payments technology company, from 2008-2013.

Richard O’Sullivan

Richard O’Sullivan, age 57, has served as executive vice president—wholesale banking of Tri Counties Bank since 1997. He was TriCo’s senior vice president—customer sales and service from 1995 to 1997. He served as vice president and manager of TriCo’s Park Plaza branch from 1992 until 1995. Mr. O’Sullivan is also a partner in a family farm.

Thomas J. Reddish

Tom Reddish, age 54, has served as executive vice president and financial officer of TriCo and Tri Counties Bank since 2006 after serving as senior vice president and chief financial officer since 2003 and, prior to that, as vice president and chief financial officer since 1999. Previously, he was vice president and controller of TriCo and vice president of Tri Counties Bank from 1998 until 1998. He served as controller of Tri Counties Bank from 1994 until 1998.

Raymond Rios

Ray Rios, age 57, has served as senior vice president, and chief technology officer, since 2005. From 1983 through 1994 Mr. Rios served in a variety of positions in TriCo’s information technology department and from 1997 to 2005 he was manager—information systems of Tri Counties Bank.

Carol Ward

Carol Ward, age 59, is the executive vice president and chief risk officer of Tri Counties Bank. She was appointed to this position in June, 2012 following more than 28 years of banking experience including executive risk management positions at several southern California banks. From 2010 to 2012, she served as senior vice president of enterprise risk management for Elevations Credit Union in Boulder, Colorado. From 2006 to 2010, she worked as an independent consultant and, supported Kinecta Federal Credit Union as an internal consultant from 2008 to 2010.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our directors, executive officers and some other shareholders are required to report their ownership of TriCo’s common stock and any changes in that ownership to the Securities and Exchange Commission and NASDAQ. To the best of TriCo’s knowledge, all required filings in 2013 were timely made. In making these statements, TriCo has relied on the representations of the persons involved and on copies of their reports filed with the Securities and Exchange Commission.

CORPORATE GOVERNANCE

Corporate Governance

TriCo has long believed that good corporate governance is important to ensure that TriCo is managed for the long-term benefit of its shareholders. TriCo continues to review its corporate governance policies and practices along with provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the rules of the Securities and Exchange Commission and the listing standards of NASDAQ. TriCo has adopted a code of ethics that applies to its principal executive officer, principal financial officer and persons performing similar functions. You can view TriCo’s code of business conduct, TriCo’s code of ethics for its principal executive officers and senior financial officers, TriCo’s audit committee charter, TriCo’s nominating and corporate governance committee charter and TriCo’s compensation and management succession committee charter on its website at www.tricountiesbank.com under “About Tri Counties Bank—Investor Relations—Corporate Governance,” or receive copies by contacting TriCo’s corporate secretary in writing at TriCo Bancshares, 63 Constitution Drive, Chico, California 95973, or by telephone at (530) 898-0300.

No Change in Shareholder Nomination Procedures

There were no material changes to the procedures by which TriCo shareholders may recommend nominees to TriCo’s board of directors since TriCo last provided disclosure regarding shareholder nomination procedures in its 2013 proxy statement.

Audit Committees

TriCo has a standing audit committee of TriCo and a standing audit committee of Tri Counties Bank. The board of directors has determined that Mr. Amaral is an audit committee financial expert under the rules of the Securities and Exchange Commission and that each member of the committee is financially literate as defined by NASDAQ listing standards and is independent under special standards established by the Securities and Exchange Commission and NASDAQ for audit committee members. Their qualifications and business expertise are described at “Board of Directors.” TriCo’s audit committee monitors:

•	the integrity of TriCo’s financial statements, including the financial reporting process and systems of internal controls regarding finance, accounting and legal and regulatory compliance,

•	our compliance with legal and regulatory requirements,

•	the independence, qualifications and performance of TriCo’s financial executives, principal independent auditor and internal auditing department, and

•	the communication among TriCo’s principal independent auditor, management, TriCo’s internal auditing function and the board of directors.

The committee also annually retains our principal independent auditor and approves the terms and scope of work to be performed. For more information on this committee, please see “Report of the Audit Committee.”

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF NAMED EXECUTIVE OFFICERS

Summary Compensation Table

The following table presents information concerning all compensation earned in 2013, 2012 and 2011 by TriCo’s principal executive officer, principal financial officer and the three other most highly compensated executive officers during 2013:

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Stock awards ($)	Option awards ($)(3)	Non- equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)(4)	All other compensation ($)(5)	Total ($)
Richard Smith, President and CEO	2013 2012 2011	505,675 493,365 483,691	0 0 0	0 0 0	395,840 270,400 316,500	160,000 149,461 145,107	9,135 822,407 442,904	49,984 57,549 45,758	1,120,634 1,793,182 1,433,960
Thomas Reddish, Executive Vice President and CFO	2013 2012 2011	309,272 301,744 290,801	60,000 60,940 73,597	0 0 0	99,990 135,200 189,900	0 0 0	0 389,411 321,634	25,341 28,025 24,238	494,603 915,320 900,170
Richard O’Sullivan, Executive Vice President—Wholesale Banking	2013 2012 2011	252,004 246,656 243,411	75,974 49,656 12,171	0 0 0	95,920 101,400 63,300	0 0 0	31,805 237,480 273,668	24,992 36,187 35,558	480,695 671,379 628,107
Craig Carney, Executive Vice President—Chief Credit Officer	2013 2012 2011	262,338 242,311 210,172	79,279 50,885 42,761	0 0 0	99,110 135,200 189,900	0 0 0	9,158 500,896 203,232	30,961 28,933 26,861	480,846 958,225 672,926
Dan Bailey, Executive Vice President—Retail Banking	2013 2012 2011	257,299 249,194 240,157	77,756 50,327 48,862	0 0 0	100,760 135,200 189,900	0 0 0	0 87,743 54,436	29,383 27,715 27,269	465,198 550,179 560,624

(1)	Reflects actual salary earned in the year indicated.
(2)	Reflects cash bonuses earned for performance in the year indicated but paid in the following year.

(3)	Reflects the fair value of the option awards on the grant date determined in accordance with FASB ASC Topic 718, using the valuation assumptions described in the “Notes to the Consolidated Financial Statements” section of TriCo’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.
(4)	Reflects only the above-market rates earned under TriCo’s executive deferred compensation plan. The actuarial change in the present value of the executive’s benefits under TriCo’s supplemental executive retirement plan was negative. In accordance with SEC rules, such negative amounts are not reflected in the sum in this column. The table below shows the actuarial change in the present value for each executive:

Name of Executive	Change in Pension Value
Mr. Smith	($302,232)
Mr. Reddish	($138,010)
Mr. O’Sullivan	($346,435)
Mr. Carney	($71,640)
Mr. Bailey	($2,013)

The actuarial change in the present value is determined using interest rate and mortality rate assumptions consistent with those named in TriCo’s financial statements and includes amounts which the executive may not be currently entitled to receive because such amounts are not vested. The actuarial change in present value for the executives was negative in 2013 primarily as a result of an increase in the market value of TriCo common stock which, in turn, increased the values of the executives’ ESOP accounts. Other than for Mr. Bailey, the present value of an executive’s benefit under his supplemental executive retirement plan is reduced by the value of his ESOP account on the date of retirement.

(5)	Reflects the incremental cost to TriCo of other compensation indicated on the perquisites and personal benefits table below.

Perquisites and Personal Benefits

Name	Year	Automobile use or allowance ($) (A)	Life insurance benefits ($) (B)	Personal use of club member- ships ($)	TriCo contributions ($) (C)	ESOP contributions ($)(D)	Total perquisites and other personal benefits ($) (E)
Mr. Smith	2013 2012 2011	5,886 5,904 7,338	26,333 35,585 23,890	4,506 4,070 3,700	0 0 0	12,750 11,710 10,698	49,984 57,549 45,758
Mr. Reddish	2013 2012 2011	0 0 0	8,477 11,505 9,100	4,114 4,810 4,440	0 0 0	12,750 11,710 10,698	25,341 28,025 24,238
Mr. O’Sullivan	2013 2012 2011	12,000 12,000 12,000	8,061 8,194 8,489	4,506 4,440 4,440	0 0 0	291 11,553 10,628	24,992 36,187 35,558
Mr. Carney	2013 2012 2011	6,000 6,000 6,000	6,763 6,991 7,116	4,959 4,544 4,440	227 183 184	12,750 11,123 8,994	30,961 28,933 26,861
Mr. Bailey	2013 2012 2011	12,000 12,000 12,000	563 713 713	4,070 3,330 4,070	0 0 0	12,750 11,672 10,486	29,383 27,715 27,269

(A)	Reflects the value attributable to personal use of automobiles provided by TriCo as calculated in accordance with IRS guidelines.
(B)	In 2013, TriCo provided all full time employees, including the named executive officers, with life insurance benefits paying greater three times the employee’s annual salary or $500,000 to the employee’s beneficiaries. For 2013, reflects the incremental cost of this insurance. For 2012 and 2011, reflects the taxable value attributable to split dollar life insurance benefits provided by joint beneficiary agreements between TriCo and each executive; TriCo owned and paid premiums on these insurance policies which provided various death benefits to the beneficiaries named by each executive.
(C)	Reflects contributions allocated by TriCo to an executive’s ESOP account pursuant to the terms of TriCo’s nonqualified deferred compensation plan.
(D)	Reflects discretionary contributions made by TriCo to an executive’s account in TriCo’s ESOP described below.
(E)	Includes security system expenses for Mr. O’Sullivan and expenses related to spouses when spouses are invited to accompany executives on management retreats and conventions.

CEO Incentive Plan

Each year the board of directors adopts a CEO Incentive Plan providing for potential bonus compensation to TriCo’s chief executive officer, Richard Smith, for his performance during that year. In 2013, the CEO Incentive Plan generally provided that Mr. Smith could earn a bonus equal to up to 100% of his 2013 salary if TriCo met certain pre-established performance goals. See “Compensation Discussion and Analysis—Annual Incentive Bonus” for a more detailed discussion of this plan. The compensation and management succession committee retains discretion regarding the determinations as to whether TriCo reached these goals.

ESOP

TriCo has an employee stock ownership plan and trust for all employees completing at least 1,000 hours of service with TriCo or Tri Counties Bank. Annual contributions are made by TriCo in cash at the discretion of the board of directors. Contributions to the plan are held in trust and invested primarily in TriCo’s common stock. Contributions are allocated to participants on the basis of salary in the year of allocation. In general, benefits become vested after six years.

401(k)

TriCo has a 401(k) plan for all employees age 21 and over who complete at least 90 days of service with TriCo or Tri Counties Bank. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. Participants may select between making regular pre-tax deferrals or Roth deferrals (effective January 1, 2008). TriCo has not made any matching contributions to the plan to date. Plan assets are held in trust. Participants can direct their investment contributions into one or more of 29 mutual funds. Generally, contributions are triggered by a participant’s retirement, disability, death or other separation from employment.

2009 Equity Incentive Plan

General. In 2009 TriCo adopted and its shareholders approved TriCo’s 2009 equity incentive plan. In 2013, TriCo’s shareholders approved an amendment to the 2009 plan increasing the number of authorized shares from 650,000 to 1,000,000. The plan may be administered by the board of directors or an authorized committee of the board of directors. It is the current policy of the board of directors that all equity incentive awards be approved by the compensation and management succession committee. The 2009 plan expires in 2019.

Employees, officers, directors and consultants of TriCo or its subsidiaries are eligible for awards under the 2009 plan. The board of directors or an authorized committee determines which individuals will receive awards, as well as the number of shares underlying and composition of each award.

Grants to non-employee directors. The 2009 plan provides that TriCo may grant to each outside (i.e., non-employee) director a stock option for 20,000 shares of common stock when first elected to the board of directors and an additional stock option for 4,000 shares each year when re-elected to the board of directors. In addition, each outside director who is appointed as Chairman of the Board or as Chairman of the Audit Committee may receive an additional stock option for 1,000 shares. The exercise price for these options will be the fair market value on the date of grant and the options will vest as determined by the board of directors. Outside directors are eligible to receive other awards, but no such awards have been granted to them.

Awards. The 2009 plan permits TriCo to grant stock options, restricted stock, stock awards, and stock appreciation rights. The board of directors or an authorized committee determines the types, sizes and terms of awards based on various factors, including a participant’s duties and responsibilities, the value of the participant’s past services, the participant’s potential contributions to TriCo’s success and other factors. No participant may receive awards for more than 300,000 shares of common stock during any year, including grants of stock options and stock appreciation rights.

The 2009 plan provides for the following types of awards:

•	Stock Options. TriCo may grant stock options under the 2009 plan, including options which are qualified as incentive stock options as defined under Section 422 of the Internal Revenue Code and nonqualified stock options. Options will not be exercisable at a price that is less than 100% of the fair market value of TriCo’s common stock on the date of grant or, if the optionee holds at least 10% of the voting power of all classes of TriCo’s stock, 110% of fair market value with respect to incentive stock options. The term of options will generally be ten years, except that incentive stock options granted to any 10% shareholders will have a term of no more than five years. Options will vest and become exercisable as determined by the board of directors at the time of grant.

•	Restricted Stock. A restricted stock award is the grant of shares of TriCo’s common stock, exercisable currently at a price determined by the board of directors (including zero), that is subject to forfeiture until specific conditions or goals are met. Conditions may be based on continuing employment or achieving performance goals specified by the board of directors. During the period of restriction, participants holding restricted stock may, if permitted by the board of directors, have full voting and dividend rights. The restrictions lapse in accordance with a schedule or other conditions determined by the board of directors.

•	Stock Grants. A stock grant is an award of shares of common stock without restriction. Stock grants may be made in certain circumstances to reward special performance or for other reasons.

•	Stock Appreciation Rights. Under the 2009 plan, TriCo may grant stock appreciation rights or “SARs” that are settled in common stock or cash and which must be granted with an exercise price not less than 100% of fair market value on the date of grant. Upon exercise of a SAR, a participant is entitled to receive cash or a number of shares of common stock equivalent in value to the difference between the fair market value on the exercise date and the exercise price of the SAR. For example, if a participant is granted 100 SARs with an exercise price of $10 and the SARs are later exercised when the fair market value of the underlying shares is $20 per share, the participant would be entitled to receive 50 Shares [(($20—$10) x 100) / $20], or $1,000 in cash (($20—$10) x 100). Because of adverse accounting consequences of an SAR settled in cash, TriCo expects that most SARs will provide for settlement in shares of common stock.

Performance-based awards. Grants of performance-based awards under the 2009 plan are intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code and preserve the deductibility of these awards for federal income tax purposes. Section 162(m) of the Internal Revenue Code denies a tax deduction to public companies for compensation paid to certain “covered employees” in a taxable year to the extent the compensation paid to a covered employee exceeds $1,000,000 unless the plan contains certain features that qualify the compensation as “performance-based compensation.” Because Section 162(m) of the Internal Revenue Code only applies to those employees who are “covered employees” as defined in Section 162(m), covered employees and those who may become covered employees are most likely to receive performance-based awards. “Covered employees” means TriCo’s chief executive officer, its chief financial officer and any of its other three highest compensated officers.

Shares reserved for issuance. Subject to certain adjustments, the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to awards under the 2009 plan is 1,650,000. As of December 31, 2013 there were 937,500 shares available for grant of awards under the 2009 plan. The number of shares available for issuance under the 2009 plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When awards made under the 2009 plan expire or are forfeited or cancelled, the underlying shares will become available for future awards under the 2009 plan. To the extent that a share of common stock pursuant to an award that counted as two shares again becomes available for issuance under the 2009 plan, the number of shares of common stock available for issuance under the 2009 plan will increase by two shares. Shares awarded and delivered under the 2009 plan may be authorized but unissued, or reacquired shares.

Acceleration of vesting. The board of directors has the authority to accelerate the vesting and exercisability of awards. In addition, an award held by a participant whose service has not terminated prior to a change in control may be subject to additional acceleration of vesting and exercisability upon or after such event as may be provided in the agreement for such award or as may be provided in any other written agreement between TriCo or any affiliate and the participant. In the absence of such an acceleration provision, however, no acceleration will occur. See “Compensation of Named Executive Officers—Potential Payments Upon Termination or Change of Control.”

Federal Income Tax Consequences. Tax consequences to TriCo and to participants receiving awards will vary with the type of award. The plan is not intended to be a “qualified plan” under Section 401(a) of the Internal Revenue Code.

Following is a summary of the principal federal tax consequences to U.S. citizens and residents of awards under the plan. It is based on the provisions of the Internal Revenue Code and applicable Internal Revenue Service (“IRS”) regulations and rulings. The Internal Revenue Code is subject to amendment and continuing interpretation by the IRS. This summary describes only the principal tax consequences in the circumstances described and does not take into account special rules that might apply in limited cases.

IRS regulations provide that, for the purpose of avoiding certain penalties under the Internal Revenue Code, taxpayers may rely only on opinions of counsel that meet specific requirements set forth in the regulations, including a requirement that such opinions contain extensive factual and legal discussion and analysis. Any tax advice that may be contained in this document does not constitute an opinion that meets the requirements of the regulations. Any such tax advice therefore cannot be used, and was not intended or written to be used, for the purpose of avoiding any federal tax penalties that the IRS may attempt to impose. Because any such tax advice could be viewed as a “marketed opinion” under the IRS regulations, those regulations require this document to state that any such tax advice was written to support the “promotion or marketing” of the matters set forth in this document.

For purposes of this summary, TriCo assumed that no award will be considered “deferred compensation” as that term is defined for purposes of Section 409A of the Internal Revenue Code and the federal tax rules governing nonqualified deferred compensation arrangements.

You should consult your own independent tax advisor and seek advice based on your particular circumstances as to the specific consequences under federal tax law, and under other tax laws, such as foreign, state or local tax laws, which are not addressed here.

Nonstatutory Options.

Grant. Participants will not have to report any taxable income upon receipt of a nonstatutory option.

Exercise with Cash. Participants will have to report taxable income upon exercise of a nonstatutory option with cash. The amount a participant must report is the difference between the value of the shares on the date that the option is exercised and the amount paid for the shares. This income will be taxable to the participant just as any other income the participant received as compensation for services. This income, together with the amount paid for the shares, will then be the participant’s basis in the shares for purposes of determining the participant’s taxable gain or loss on any later sale of the shares.

Exercise with Stock. If a participant exercises a nonstatutory option by delivering shares that are already owned, the exercise will be treated, in part, as a nontaxable exchange of shares. This means

•	The participant will not have to report compensation income on the number of shares received whose value equals the value of the shares delivered. The participant’s basis in those shares, for determining any taxable gain or loss when the participant sells those shares, will be the basis of the shares delivered. Also, the shares received will have a holding period (for determining whether the participant qualifies for long-term capital gains tax rates) which includes the length of time the participant held the shares delivered.

•	The participant will have to report compensation income on any additional shares received in an amount equal to the difference between the value of those additional shares and the amount of cash, if any, paid for the shares. This income, together with the amount paid for the shares, will then be the participant’s basis in the shares for purposes of determining the participant’s taxable gain or loss on any later sale of the shares.

If the shares used to exercise a nonstatutory option were acquired by exercising an incentive stock option or under an employee stock purchase plan, the participant’s use of those shares may constitute a “disqualifying disposition” of those shares, as explained below under “Incentive Stock Options.”

Sale of Shares. A participant may also have to report taxable gain or loss when selling a share received on exercise of a nonstatutory option. The amount of gain or loss that the participant must report will be measured by the difference between the amount that the participant receives from selling that share and the participant’s basis in the share. Any such gain or loss will be a capital gain or loss. Capital gains qualify to be taxed at long-term capital gains tax rates rather than the rates which apply to compensation income if the participant has held the share more than one year.

Incentive Stock Options.

Grant. Participants will not have to report any taxable income upon receipt of an incentive stock option.

Exercise with Cash. In most cases participants will not have to report any taxable income when exercising an incentive stock option with cash. However, the federal income tax system includes a separate tax, the alternative minimum tax, intended to ensure that taxpayers cannot completely eliminate all income taxes through the use of various special provisions of the Internal Revenue Code. The special treatment of incentive stock options generally does not apply for purposes of calculating whether participants owe any alternative minimum tax, however, so for that purpose a participant will have to report the difference between the value of the shares on the date that the option is exercised and the amount the participant paid for the shares as though it were taxable compensation income. As a result, and depending on a participant’s particular circumstances, a participant may have to pay an alternative minimum tax when exercising an incentive stock option even though the participant has no taxable income for regular income tax purposes because the participant does not sell the shares acquired as a result of the exercise until a subsequent year.

Exercise with Stock. Subject to the discussion above regarding the alternative minimum tax, in most cases a participant also will not have to report any taxable income on exercising an incentive stock option with shares already owned but there will be other consequences unique to exercising an option with shares, as follows:

•	For purposes of determining the amount of gain or loss on any later sale of those shares, the number of shares that the participant receives on exercise whose value equals the value of the shares delivered will have a basis equal to the basis of the shares delivered and a holding period which includes the length of time the participant held the shares delivered. The additional shares received will have basis equal to any cash paid to exercise the option.

•	However, for purposes of determining whether any later sale of any of the shares received is a “disqualifying disposition” (described in “Sale of Shares” immediately below), all of the shares received will be treated as newly acquired.

•	In addition, if a participant later sells less than all of the shares received when exercising the incentive stock option with shares, the participant will be considered to have first sold the shares with the lowest basis.

•	If the participant acquired the shares used to exercise the option by exercising another incentive stock option or through an employee stock purchase plan, and the holding periods required for favorable tax treatment are not met with respect to the shares used, those shares will be treated as sold in a disqualifying disposition for purposes of reporting compensation income (that is, the participant will not have any capital gain or loss on exchanging those shares, but may be required to report compensation income as if the participant sold the shares).

Sale of Shares. A participant may have to report taxable gain or loss when selling a share received on exercise of an incentive stock option. The amount of gain or loss will be measured by the difference between the amount the participant receives from selling that share and the participant’s basis in the share. Any such gain or loss will usually be capital gain or loss. Capital gains qualify to be taxed at long-term capital gains tax rates rather than the rates which apply to compensation income if the participant had held the share more than one year. However, if the participant has a gain when selling a share received on exercising an incentive stock option, some or all of that gain will be taxed as compensation income if the participant sells that share

•	within two years from the date that the participant received the option, or

•	within one year after the participant exercised the option.

A participant’s sale of shares within the above time periods is known as a disqualifying disposition. In the case of a disqualifying disposition, a participant will have to report as additional compensation income the portion of the gain that the participant otherwise would report on selling the share equal to the difference between the value of the share at the date that the participant exercised the option and the amount that the participant paid for the share on exercise. Note that the amount of the participant’s compensation income will not be limited to the gain on the sale, but instead will include all of the difference between value and amount paid, if the participant’s sale is the type of transaction where a loss, had the participant sustained one, would not be recognized for federal income tax purposes such as, for example, a sale to certain relatives. Any such compensation income is not subject to income and employment tax withholding, but will be reported by TriCo to the IRS.

Restricted Stock Awards.

Grant and Lapse of Restrictions. A participant receiving an award of stock that is subject to a substantial risk of forfeiture will not have to report any taxable income except as follows:

•	If the participant makes an “83(b) election” (described below), at the date that the participant receives the restricted stock award, the participant will have to report compensation income equal to the difference between the value of the shares and the price paid for the shares, if any. Value is determined without regard to the risk of forfeiture that applies to the award.

•	If the participant does not make an “83(b) election” (described below), at the date or dates the substantial risk of forfeiture which applies to the award expires, the participant will have to report compensation income equal to the difference between the value of the shares and the price paid for the shares, if any.

83(b) Elections. An 83(b) election is a special tax election that a participant can make to have any risk of forfeiture that otherwise applies to a restricted stock award disregarded for tax purposes. An 83(b) election has three effects. First, the participant will have to report compensation income, if any, at the time that the shares are received, rather than later as the risk of forfeiture expires. Second, the amount of the participant’s compensation income will be based on the value of the shares when the participant receives the shares (disregarding the risk of forfeiture) rather than based on the value as the risk of forfeiture expires. Third, the date that the participant is first treated as holding the shares for purposes of later determining whether the participant qualifies for the tax rates that apply to long-term capital gains or losses will be the date that the participant receives the award rather than the date or dates the risk of forfeiture which applies to the award expires. An 83(b) election must be made within 30 days of receiving a restricted stock award, and generally cannot be revoked once made.

Sale of Shares. A participant may have to report taxable gain or loss when selling shares received as a restricted stock award. The amount of gain or loss that the participant must report will be measured by the difference between the amount received on selling those shares and the participant’s basis in the shares. A participant’s basis in the shares is the amount that the participant paid for the shares, if any, plus the amount of compensation income the participant previously reported in connection with the restricted stock award. Any such gain or loss will be a capital gain or loss. Any such gain will qualify for long-term capital gains tax rates rather than the rates which apply to compensation income if the participant held the awarded shares more than one year after the date that the participant received the shares, assuming the participant makes an 83(b) election. If the participant does not make an 83(b) election, then the participant must have held the awarded shares more than one year after the date or dates the risk of forfeiture which applies to the award expires to qualify for long-term capital gains tax rates.

Forfeiture of Shares. If a participant should forfeit a restricted stock award, the participant will have to report taxable gain or loss based on the difference between the amount paid for the award and the amount received on forfeiture, if anything. That gain or loss will be an ordinary gain or loss if the participant did not make a Section 83(b) election and capital gain or loss if the participant did make a Section 83(b) election. Note that if the participant made an 83(b) election and the shares are subsequently forfeited, only the amount paid for the shares, and not any amount of compensation income recognized because of the Section 83(b) election, will be taken into account for purposes of determining the participant’s capital gain or loss.

Stock Appreciation Rights; Restricted Stock Unit Awards.

A participant will generally recognize taxable income on receipt of cash or other property pursuant to an award of stock appreciation rights or restricted stock units. The amount that the participant must report is the difference between the amount of cash or value of the shares received and the amount, if any, paid for any such shares. This income will be taxed to the participant just as any other income received as compensation for services.

Performance Awards.

Participants will generally recognize taxable income in connection with the grant and/or vesting of performance awards depending upon the form of the grant as described above (e.g., restricted stock award or restricted stock unit award).

Section 16 Officers and Directors.

For tax purposes, shares acquired upon exercise of an option or as a restricted stock award may be considered subject to a substantial risk of forfeiture if the sale of such shares at a profit could subject the seller to Section 16(b) liability. The existence of a substantial risk of forfeiture may change some of the tax consequences described above. In these circumstances, participants should consult their tax advisors regarding the tax consequences of an exercise of an option or receipt of an award of restricted stock.

Company Deductions; Tax Withholding.

Except as has been previously described, whenever a participant has to report compensation income in connection with an award, TriCo generally will be entitled to deduct the same amount in computing its taxable income and TriCo must withhold income and employment taxes based on that compensation income if paid to a participant as an employee. Participants are responsible for ensuring that adequate funds are available to TriCo for such withholding.

2001 Stock Option Plan

General. In 2001, TriCo adopted a 2001 stock option plan for key officers, employees, directors and consultants, as subsequently approved by shareholders, which provides that options to purchase an aggregate of 2,124,650 shares of TriCo’s common stock may be granted under the plan. With the adoption of the 2009 plan, TriCo decided that it would make no additional grants of options under the 2001 plan, even though there were 128,140 shares still available for grant under the 2001 plan. Vesting schedules are determined individually for each grant. The stock options that TriCo issued to TriCo’s executives were granted at exercise prices equal to the fair market value of TriCo stock on the date of grant. Aside from certain stock options granted to TriCo’s directors, which vest in their entirety on the first anniversary of the grant date, all stock options granted vest ratably over a five-year period beginning either on the grant date or the first anniversary of the grant date.

The 2001 plan authorized the issuance incentive stock options and non-qualified stock options. The plan imposes individual limitations on the amount of certain awards so that no single participant may generally receive options in any calendar year that relate to more than $1 million. Finally, options may generally be adjusted to prevent dilution or enlargement of benefits when certain events occur, such as a stock dividend, reorganization, recapitalization, stock split, combination, merger or consolidation.

The 2001 plan is administered by TriCo’s compensation and management succession committee, which is authorized to: (i) amend the terms and conditions of any option, including the vesting schedule, (ii) interpret the rules relating to the plan, and (iii) otherwise administer the plan. See “Compensation of Named Executive Officers—Potential Payments Upon Termination or Change of Control.”

Tax consequences to TriCo and to participants receiving options vary with the type of option. The plan is not intended to be a “qualified plan” under Section 401(a) of the Internal Revenue Code.

Grants of Plan-Based Awards for 2013

The following table presents information concerning plan-based awards granted to each named executive in 2013:

	Estimated possible				Estimated future			All other option
	payouts under non-equity				payouts under equity			awards: number of securities underlying options (#)		Exercise or base price of option awards ($/Sh)	Grant date fair value of option award ($) (1)
	incentive plan awards				incentive plan awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mr. Smith	5/9/2013	—	—	—	—	—	—	40,000	(2)	19.46	359,200
Mr. Smith	5/9/2013	—	—	—	—	—	—	4,000	(2)	19.46	36,640
Mr. Reddish	5/9/2013	—	—	—	—	—	—	11,000	(2)	19.46	99,990
Mr. O’Sullivan	5/9/2013	—	—	—	—	—	—	11,000	(2)	19.46	95,920
Mr. Carney	5/9/2013	—	—	—	—	—	—	11,000	(2)	19.46	99,110
Mr. Bailey	5/9/2013	—	—	—	—	—	—	11,000	(2)	19.46	100,760

(1)	Reflects the fair value of the option awards on the grant date determined in accordance with FASB ASC Topic 718, using the valuation assumptions described in the “Notes to the Consolidated Financial Statements” section of TriCo’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.
(2)	Reflects stock options granted under TriCo’s 2009 stock option plan which vest in five equal installments each year beginning on the first anniversary of the grant date.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table presents information for all stock option awards held by the named executives as of December 31, 2013. There are no stock awards outstanding for any of the named executives. All stock options vest in five equal installments each year beginning on the grant date unless indicated otherwise in the chart below.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)(1)	Option expiration date
Mr. Smith	51,520	—		—	17.38	2/17/2014
	4,000	—		—	17.40	5/4/2014
	4,000	—		—	20.58	5/24/2015
	4,000	—		—	25.91	5/23/2016
	45,000	—		—	24.46	8/22/2016
	4,000	—		—	22.54	5/22/2017
	45,000	—		—	22.54	5/22/2017
	2,000	—		—	15.40	5/20/2018
	12,000	—		—	15.40	5/20/2018
	4,000	—		—	17.54	5/25/2020
	36,600	24,400	(2)	—	17.54	5/25/2020
	4,000	—		—	14.54	12/20/2021
	20,000	30,000	(3)	—	14.54	12/20/2021
	8,000	32,000	(4)	—	15.34	5/22/2022
	—	40,000	(5)	—	19.46	5/9/2023
	—	4,000	(6)	—	19.46	5/9/2023
Mr. Reddish	25,000	—		—	17.38	2/17/2014
	10,000	—		—	19.35	2/22/2015
	19,100	—		—	22.54	5/22/2017
	8,500	—		—	15.40	5/20/2018
	15,000	10,000	(2)	—	17.54	5/25/2020
	12,000	18,000	(3)	—	14.54	12/20/2021
	4,000	16,000	(4)	—	15.34	5/22/2022
	—	11,000	(5)	—	19.46	5/9/2023
Mr. O’Sullivan	5,000	—		—	17.38	2/17/2014
	10,000	—		—	19.35	2/22/2015
	19,400	—		—	22.54	5/22/2017
	8,000	—		—	15.40	5/20/2018
	9,000	6,000	(2)	—	17.54	5/25/2020
	4,000	6,000	(3)	—	15.34	5/22/2022
	3,000	12,000	(4)	—	15.34	5/22/2022
	—	11,000	(5)	—	19.46	5/9/2023
Mr. Carney	20,000	—		—	17.38	2/17/2014
	7,500	—		—	19.35	2/22/2015
	10,450	—		—	22.54	5/22/2017
	4,000	—		—	15.40	5/20/2018
	12,000	8,000	(2)	—	17.54	5/25/2020
	12,000	18,000	(3)	—	14.54	12/20/2021
	4,000	16,000	(4)	—	15.34	5/22/2022
	—	11,000	(5)	—	19.46	5/9/2023
Mr. Bailey	52,500	—		—	22.54	5/22/2017
	5,000	—		—	15.40	5/20/2018
	14,400	9,600	(2)	—	17.54	5/25/2020
	12,000	18,000	(3)	—	14.54	5/22/2022
	4,000	16,000	(4)	—	15.34	5/22/2022
	—	11,000	(5)	—	19.40	5/9/2023

(1)	The exercise price equals the market value on the grant date.
(2)	Vests in two equal installments each year beginning May 25, 2014.
(3)	Vests in three equal installments each year beginning December 20, 2014.
(4)	Vests in four equal installments each year beginning May 22, 2014.
(5)	Vests in five equal installments each year beginning May 9, 2014.
(6)	Vests on May 9, 2014.

Option Exercises for 2013

The following table presents information on stock options exercised by each of the named executives in 2013 and the aggregate dollar amount realized on exercise.

	Option Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($) (1)
Mr. Smith	104,000	838,728
Mr. Reddish	40,000	279,179
Mr. O’Sullivan	—	—
Mr. Carney	10,765	86,820
Mr. Bailey	—	—

(1)	The aggregate dollar value realized upon the exercise of an option represents the difference between the market price of the underlying shares on the date of exercise and the exercise price of the option.

Pension Benefits

Effective January 1, 2004, TriCo adopted a supplemental executive retirement plan to provide supplemental retirement benefits to TriCo’s key employees. This plan replaced a supplemental retirement plan for executives that TriCo originally adopted in 1987, and any benefits accrued by an executive as of December 31, 2003 under the earlier plan will now be paid under terms of the 2004 plan. TriCo selects the key employees who will participate in this plan. The plan is nonqualified, unsecured and unfunded. The plan was amended and restated effective January 1, 2009 to incorporate changes required by Internal Revenue Code 409A, and to add a new provision for anyone who is designated as a participant on or after January 1, 2009.

For participants under the 2004 plan as of December 31, 2008, commencing on the first day of the month coinciding or following the participant’s normal retirement date, the bank is obligated to pay to the participant a monthly cash benefit equal to the target retirement percentage (ranges from 0 to 70 percent depending on years of credited service) multiplied by the participant’s final average compensation (defined as the 36 full consecutive months of employment during which the participant’s compensation is the highest divided by 36) less the sum of the participant’s monthly estimated primary Social Security benefit and the participant’s ESOP offset. For participants who enter the 2004 Plan on or after January 1, 2009, commencing on the first day of the month following a participant’s normal retirement date the bank is obligated to pay to the participant a monthly retirement cash benefit equal to the target retirement percentage (ranges from 0 to 45 percent depending on years of credited service) multiplied by the participant’s final average compensation for the remainder of the participant’s life.

For purposes of this plan, “normal retirement date” means the date on which the participant terminates employment if such termination occurs on or after the participant’s attainment of age 62. “Early retirement date” means the date on which a participant terminates employment if such termination occurs on or after such participant’s attainment of age 55 and completion of 15 years of credited service, but prior to normal retirement date. If the participant receives a supplemental retirement benefit under this plan before the normal retirement date, the monthly cash benefit shall be reduced by 0.5 percent per month for each month by which the benefit commencement date precedes the participant’s age 62, and in no case shall the commencement of benefits precede the participant’s 55th birthday.

The following table presents certain information concerning the benefits of the named executives under TriCo’s supplemental executive retirement plan:

Name	Plan Name	Number of years credited service (#)	Present value of accumulated benefit ($) (1)	Payments during 2013 ($)
Mr. Smith	Supplemental Executive Retirement Plan	20	3,406,582	—
Mr. Reddish	Supplemental Executive Retirement Plan	19	1,394,795	—
Mr. O’Sullivan	Supplemental Executive Retirement Plan	28	753,410	—
Mr. Carney	Supplemental Executive Retirement Plan	16	1,130,960	—
Mr. Bailey	Supplemental Executive Retirement Plan	6	241,456	—

(1)	The value as of December 31, 2013, is determined using assumptions consistent with those used in note 25 of TriCo’s audited financial statements included in TriCo’s annual report on Form 10-K for the year ended December 31, 2013.

Nonqualified Deferred Compensation

Our 2005 deferred compensation plan provides TriCo’s executives with the opportunity to defer all or part of their salaries and bonuses until retirement, termination from employment or death. An executive can defer up to a lifetime maximum of $1.5 million for all deferrals under this plan and TriCo’s predecessor plan which permitted deferrals from 1987 until 2004. An executive who elects to defer his compensation for any year must defer a minimum of $200 per month. The plan permits TriCo to make discretionary contributions to an executive’s account. Each year since the plan’s inception, TriCo has credited to each executive’s account a contribution based on TriCo’s contributions made for him under TriCo’s ESOP for that year. This plan is nonqualified, unsecured and unfunded.

Monthly interest is credited to an executive’s account at the rate of 1% higher than the monthly equivalent of the annual yield of the Moody’s corporate bond yield index for the preceding month. From the time that his employment with TriCo ends until his benefit is paid, an executive’s account under the plan is credited with interest each month at the monthly equivalent of the annual yield of the Moody’s average corporate bond yield index for the preceding month.

Executives are immediately 100% vested in their own contributions and in TriCo’s reoccurring contributions credited to their account. TriCo determines the vesting rate for any discretionary contributions credited to an executive’s account as well as for the interest related to these contributions. If an executive is terminated for cause, TriCo’s compensation and management succession committee can decide whether the interest credited to the executive’s account with respect to his deferrals, TriCo’s discretionary contributions and TriCo’s reoccurring contributions are forfeited. The distribution of an executive’s plan benefit in the event of a change of control or other termination is described at See “Compensation of Named Executive Officers—Potential Payments Upon Termination or Change of Control.”

Any deferrals made by an executive, TriCo’s discretionary contributions, TriCo’s reoccurring contributions credited to his account prior to January 1, 2005, and the related interest, are governed by a predecessor deferred compensation plan for executives that TriCo adopted in 1987. An executive’s account under the 1987 plan is credited with interest each month at a rate that is 3% higher than the monthly equivalent of the annual yield of the Moody’s average corporate bond yield index for the preceding month, but otherwise the 1987 plan is similar to the 2005 plan in most respects.

The following table presents information concerning nonqualified deferred compensation under both plans for each of the named executives:

Name	Executive contributions in 2013 ($) (1)	TriCo contributions in 2013 ($)	Aggregate earnings in 2013 ($)(2)	Aggregate withdrawals/ distributions ($)	Aggregate balance at 2013 year end ($)
Mr. Smith	—	—	19,533	—	311,739
Mr. Reddish	—	—	—	—	—
Mr. O’Sullivan	246,206	—	59,578	—	986,306
Mr. Carney	5,247	227	18,514	—	284,261
Mr. Bailey	—	—	—	—	—

(1)	These amounts were included as salary paid to such officer in the summary compensation table.
(2)	The following amounts were included in the summary compensation table as above-market rates earned under TriCo’s executive nonqualified deferred compensation plan: Mr. Smith, $9,135; Mr. O’Sullivan, $31,805; and Mr. Carney, $9,158.

CEO Employment Agreement

In March, 2013, TriCo entered into an employment agreement with Richard Smith, TriCo’s president and chief executive officer, which provided Mr. Smith with a base annual salary of $508,165 for 2013 with future increases as determined by the compensation and management succession committee. Mr. Smith is also eligible to receive an annual incentive bonus under the CEO Incentive Plan and stock options and other awards under TriCo’s 2009 stock option plan. Mr. Smith’s employment agreement also provides that Mr. Smith is entitled to 20 paid vacation days annually and a car allowance of $1,000 per month or use of an automobile owned or leased by TriCo, membership in a country club and reimbursement of other reasonable out-of-pocket expenses incurred in the performance of his duties. Mr. Smith is also eligible to participate in TriCo’s 401(k) savings plan, TriCo’s employee stock ownership plan, TriCo’s executive deferred compensation plan and TriCo’s supplemental executive retirement plan. Finally, Mr. Smith and his dependents receive disability, health, dental or other insurance plans available to all of TriCo’s employees.

The term of Mr. Smith’s employment agreement ends in April 2014, but the agreement automatically extends for an additional year term each year unless one party notifies the other party to the contrary 90 days prior to the renewal date. If Mr. Smith is terminated without cause and not in connection with a change of control, then TriCo will pay to Mr. Smith all amounts earned or accrued as salary and a prorated amount of Mr. Smith’s minimum guaranteed annual bonus through the date of termination. In addition, TriCo would pay Mr. Smith the amount of his salary that would be payable if his employment had not been terminated until the end of the then-current term. If Mr. Smith’s employment is terminated in various circumstances as described under “Compensation of Named Executive Officers—Potential Payments Upon Termination or Change of Control,” then Mr. Smith would be entitled to receive the potential benefits described in that section.

Potential Payments Upon Termination or Change of Control

Change of Control Agreements. Each named executive has entered into an agreement with TriCo that provides him with benefits if TriCo experiences a change of control. If a change of control occurs and the executive’s employment is terminated other than for “cause” or the executive terminates his employment after a substantial and material negative change in his title, compensation or responsibilities within one year after such change of control, then the executive is entitled to receive a severance payment equal to twice the combined amount of his annual salary in effect at the time plus his most recent annual bonus, paid in 24 equal monthly installments; provided that the present value of those payments shall not be more than 299% of executive’s compensation as defined by section 280G of the Internal Revenue Code (“Section 280G”). The effect of this provision is that deductions for payments made under these agreements will not be disallowed due to Section 280G. All of TriCo’s executives’ change of control agreements are currently scheduled to expire in 2013, except for Mr. Smith’s agreement which renews with his employment agreement each year. However, each agreement will automatically renew for an additional one-year period unless terminated by either party 90 days prior to such anniversary date. In exchange for receiving the benefits under the agreement, each executive has agreed to keep confidential all of TriCo’s trade secrets.

A “change of control” as defined in Mr. Smith’s employment agreement generally occurs in connection with:

•	a person or group becoming the owner of 20% or more of TriCo’s outstanding common stock,

•	a person or group acquiring assets of TriCo having a value equal to one third or more of all of TriCo’s assets,

•	a person or group acquiring 50% or more of the total ownership of TriCo, based on either fair market value or voting power,

•	a replacement of at least a majority of TriCo’s directors.

A “change of control” as defined in TriCo’s executives’ change of control agreements (other than Mr. Smith’s employment agreement”) generally occurs in connection with:

•	a person becoming the beneficial owner of 40% or more of TriCo’s outstanding common stock,

•	the purchase of TriCo’s common stock pursuant to a tender or exchange offer,

•	our shareholders’ approval of the merger of TriCo where TriCo is not the surviving corporation, the sale of all of TriCo’s assets or TriCo’s dissolution, or

•	a replacement of at least a majority of TriCo’s directors.

For “cause” as defined in these agreements means:

•	an employee’s dishonesty, disloyalty, willful misconduct, dereliction of duty or conviction of a felony or other crime the subject matter of which is related to his duties for TriCo,

•	an employee’s commission of an act of fraud or bad faith upon TriCo,

•	an employee’s willful misappropriation of any funds or property of TriCo, or

•	an employee’s willful continued and unreasonable failure to perform his duties or obligations.

Upon termination of an executive’s employment or service, a participant will generally have 90 days following termination of employment or service to exercise any vested options. All options which are not exercised prior to 90 days after the date the executive ceases to serve as an employee of TriCo shall be forfeited. If an executive is terminated for cause, all right to exercise his vested options terminates on the date of the executive’s termination.

Nonqualified Deferred Compensation Plans. An executive’s plan benefit is generally payable upon his retirement, separation from employment or death. However, if an executive is terminated for cause, TriCo’s compensation and management succession committee can determine in its discretion whether the interest credited to the executive’s account with respect to his deferrals and any contributions made by TriCo are forfeited. For “cause” as defined in this plan is generally the same as an “involuntary termination” under TriCo’s supplemental executive retirement plan described below. An executive can also elect in advance to receive a distribution of his plan benefit in the event of a change of control. A “change of control” as defined under TriCo’s 2005 deferred compensation plan generally means:

•	the acquisition of more than 50% of TriCo’s outstanding stock,

•	the acquisition in 12 months or less of at least 35% of TriCo’s stock,

•	the replacement in 12 months or less of a majority of TriCo’s directors, or

•	the acquisition in 12 months or less of at least 40% of TriCo’s assets.

In addition to any advance election to receive his benefit in the event of a change of control, the executive can make an advance election as to the time and form for his benefit distribution after his separation from employment. In all cases, other than a distribution to satisfy his severe financial hardship, the executive may elect to receive his benefit payments in a lump sum or in annual installments over 5, 10 or 15 years. An executive’s distribution election can be changed in advance of his retirement or other separation in accordance with Section 409A of the Internal Revenue Code. All distributions under the plan are subject to Section 409A of the Internal Revenue Code including, for example, the rule that an employee who is a “specified employee” may not receive a distribution of his benefit until at least 6 months following his separation.

Supplemental Executive Retirement Plans. Under TriCo’s 2004 supplemental executive retirement plan, if, following a change of control, a participant retires after age 55, is terminated without cause or voluntarily terminates within 24 months, he is entitled to a supplemental retirement benefit. The monthly lifetime benefit is determined by a formula based on the executive’s highest average compensation, including salary and bonus, for 36 of the last 60 months of his employment and his years of service when he ceases employment. The executive is entitled to a supplemental retirement benefit under the plan without regard to the minimum number of years of service that would be required if his retirement or termination had occurred before the change of control. An executive’s benefit is reduced by the sum of his ESOP and social security benefits. In general, his monthly benefit payments begin on the first day of the month after his retirement or other termination from employment following a change of control without any reduction for payment of this benefit prior to age 62, as would be the case if he had retired or terminated before a change of control. See “Pension Benefits” for a description of benefits payable not in connection with a change of control. A “change of control” as defined under this plan is generally the same as under TriCo’s executive change of control agreements. An involuntary termination with cause as defined in this plan generally means a termination due to:

•	gross negligence or gross neglect,

•	commission of a felony, misdemeanor or any other act involving moral turpitude, fraud or dishonesty which has a material adverse impact on TriCo,

•	willful and intentional disclosure, without authority, of any secret or confidential information that has a material adverse impact on TriCo, or

•	willful and intentional violation of the rules of any regulatory agency that has a material adverse impact on TriCo.

Joint Beneficiary Agreements. In 2003 TriCo entered into joint beneficiary agreements with each of TriCo’s executives named in the Summary Compensation Table other than Mr. Bailey. Under these agreements, Tri Counties Bank purchased a life insurance policy on the executive’s life and the executive may designate beneficiaries to receive his share of the death proceeds, if any. The value of the benefits that would be received by the executive’s beneficiaries depends on the executive’s age at the time of death, whether the executive was eligible for benefits under TriCo’s supplemental executive retirement plan, and the cash value of the plan compared to the benefits payable on death.

Summary. The amounts listed in the following table are estimated maximum amounts that would have been payable to TriCo’s executives upon termination of employment in certain circumstances if payment had occurred on December 31, 2013. The actual amounts payable can only be determined when an executive is terminated from TriCo and can be more or less than the amounts shown below, depending on the facts and circumstances actually prevailing at the time of the executive’s termination of employment. TriCo’s compensation and management succession committee may in its discretion revise, amend or add to the benefits if it deems advisable. Thus, the actual amounts payable in certain circumstances could be significantly greater or less than the estimated amounts shown in the table below.

Name	Benefit	Involuntary termination for cause ($)	Involuntary termination not for cause ($)	Retirement or voluntary resignation ($)	Death ($)	Disability ($)	After change in control, involuntary or good reason termination ($)
Mr. Smith	Severance pay(1)	0	338,777	0	0	0	1,016,332
	Option vesting acceleration(2)	0	0	0	0	0	1,488,152
	Supplemental executive retirement plans(3)	0	3,406,582	3,406,582	0	3,406,582	3,406,582
	Deferred compensation plan(4)	156,000	311,739	311,739	311,739	311,739	311,739
	Joint beneficiary agreement(5)	0	0	0	5,291,750	0	0

	Total	156,000	4,057,098	3,718,321	5,603,489	3,718,321	6,222,805

Mr. Reddish	Severance pay(1)	0	0	0	0	0	621,592
	Option vesting acceleration(2)	0	0	0	0	0	663,730
	Supplemental executive retirement plans(3)	0	1,394,795	1,394,795	0	1,394,795	1,394,795
	Deferred compensation plan(4)	0	0	0	0	0	0
	Joint beneficiary agreement(5)	0	0	0	1,813,387	0	0

	Total	0	1,394,795	1,394,795	1,813,387	1,394,795	2,680,117

Mr. O’Sullivan	Severance pay(1)	0	0	0	0	0	506,490
	Option vesting acceleration(2)	0	0	0	0	0	402,330
	Supplemental executive retirement plans(3)	0	753,410	753,410	0	753,410	753,410
	Deferred compensation plan(4)	509,672	986,306	986,306	986,306	986,306	986,306
	Joint beneficiary agreement(5)	0	0	0	1,648,698	0	0

	Total	509,672	1,739,716	1,739,716	2,635,004	1,739,716	2,648,536

Mr. Carney	Severance pay(1)	0	0	0	0	0	528,524
	Option vesting acceleration(2)	0	0	0	0	0	598,750
	Supplemental executive retirement plans(3)	0	1,130,960	1,130,960	0	1,130,960	1,130,960
	Deferred compensation plan(4)	135,953	284,261	284,261	284,261	284,261	284,261
	Joint beneficiary agreement(5)	0	0	0	1,561,790	0	0

	Total	135,953	1,415,221	1,415,221	1,846,051	1,415,221	2,542,495

Mr. Bailey	Severance pay(1)	0	0	0	0	0	518,372
	Option vesting acceleration(2)	0	0	0	0	0	659,398
	Supplemental executive retirement plans(3)	0	96,582	0	0	241,456	241,456
	Deferred compensation plan(4)	0	0	0	0	0	0
	Joint beneficiary agreement(5)	0	0	0	0	0	0

	Total	0	96,582	0	0	241,456	1,419,226

(1)	Payment based on annual salary as of December 31, 2013.
(2)	The value of accelerated stock option amounts represents the number of shares issuable upon the exercise of stock options for which vesting is accelerated multiplied by the difference between the market value on December 31, 2013, and the option exercise price. The closing price of TriCo’s common stock on December 31, 2013, was $28.37 per share. Stock option vesting is accelerated following a change of control regardless of an executive’s termination of employment.
(3)	Represents an estimate of the present value of the accumulated benefit obligation under TriCo’s supplemental executive retirement plans as of December 31, 2013, as adjusted to reflect the effect of vesting considerations in the termination situations indicated.
(4)	The value of the benefits under TriCo’s deferred compensation plans assumed that the executive received a lump sum payment. Participants are fully vested in amounts deferred and interest earned on such deferrals. In calculating the value of deferred compensation plans in the event of involuntary termination for cause, assumes that TriCo’s compensation and management succession committee determined that the executive forfeited interest on his deferrals and any contributions made by TriCo.
(5)	Represents the lesser of the difference between death benefit and the cash value of the executive’s life insurance policies and the amount specified in the joint beneficiary agreement.

Regardless of the manner in which an executive’s employment terminates, he is also generally entitled to receive amounts earned during his term of employment. Such amounts include:

•	salary earned,

•	annual incentive bonus compensation earned,

•	gain on exercise of vested stock options granted pursuant to TriCo’s stock option plan,

•	amounts contributed under TriCo’s 401(k) savings plan and TriCo’s ESOP, and

•	unused vacation pay.

Analysis of Employee Compensation Plan Risks

The compensation committee reviewed each employee incentive compensation plan to determine whether the plan includes features that would encourage the manipulation of TriCo’s reported earnings to enhance the compensation of any employee, and how compensation policies may be used to mitigate risks. In addition to the incentive plans in which the named executive officers participate, TriCo has established incentive plans for certain bank employees that reward performance based on product referrals, business development and profitability as well as long-term incentive awards including stock options and restricted stock awards. The compensation committee limited its review to these plans, which are the only plans under which the amount payable is based, directly or indirectly, on TriCo’s reported earnings.

The compensation committee believes that the features of these incentive compensation plans, either alone or combined with the systems of controls in place, do not encourage unnecessary or excessive risk and do not encourage the manipulation of reported earnings to enhance the compensation of any employee.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

TriCo’s executive compensation program is designed to support TriCo’s mission to:

•	Improve the financial success and well-being of TriCo’s shareholders, customers, communities and employees;

•	Provide opportunities for TriCo’s people to achieve unparalleled personal and professional success; and

•	Enable TriCo’s shareholders to achieve the exceptional rewards of ownership.

Our Compensation Discussion and Analysis is organized into three sections:

Section 1- Executive Summary

Section 2- Performance and Pay

Section 3- Compensation Process and Decisions

Section 1—Executive Summary

Our Response to Say on Pay Vote:

The compensation and management succession committee (the “Committee”) continues to monitor and address the concerns of TriCo’s major shareholders and proxy advisors. In 2013, TriCo was pleased that over 93% of the votes cast were in support of TriCo’s “Say on Pay” proposal. TriCo’s board of directors, the Committee, and TriCo’s executive team continues to review TriCo’s executive compensation practice and look for opportunities to improve and strengthen its pay for performance objective and alignment with shareholders. In the past year TriCo took the following steps:

a.	The Committee reengaged Radford, an Aon Hewitt Company (“Radford”), a leading human resources consulting firm, to perform a review of TriCo’s executive compensation program and make recommendations for enhancements. The Committee’s decision to engage Radford was made by the Committee and was not made or recommended by management.

b.	TriCo reviewed Institutional Shareholder Services (“ISS”) and Glass Lewis analysis to further understand any ongoing or new concerns about TriCo’s compensation program.

c.	TriCo reviewed alternative equity vehicles and mixes including the use of restricted stock and performance based metrics. As a result of this review, TriCo is shifting from 100% stock options to 50% time-based RSUs and 50% performance-based RSUs (or PSUs) for its 2014 equity grant to the CEO and direct reports. The PSU design is discussed further under the Equity Compensation section in the Compensation Discussion and Analysis. The Committee felt the 50/50% split was a reasonable first year approach, but intends to revisit the weighting before the 2015 grant. In no event, will the performance weighting be less than 50%.

d.	TriCo implemented a stock ownership policy in 2012 requiring that TriCo’s chief executive officer, executive vice presidents, and board of directors acquire and maintain minimum positions in company stock. This policy is reviewed annually to ensure all covered individuals are in compliance, and that the requirements are robust. While there were no changes made to the policy at this time, the Committee in approving the shift to RSUs and PSUs intends to revisit the ownership requirements, and potentially strengthen them to promote long-term retention of the shares post-vesting / performance.

e.	TriCo continued to evaluate additional policies that can further bolster or enhance TriCo’s commitment to true pay-for-performance.

Financial Highlights:

In 2013, TriCo accomplished the following:

•	Net income of $1.69 per diluted share, an increase of 43% from $1.18 in 2012.

•	Net interest income (FTE) for the year ended December 31, 2013 was $101,864,000, an increase of $492,000 or 0.5% compared to the year ended December 31, 2012.

•	Provision for loan losses declined from $9,423,000 in 2012 to $(715,000) in 2013.

•	Paid $0.42 per share in cash dividends in 2013, up 16.7% from the $0.36 paid in 2012.

•	On January 21, 2014, TriCo announced that it had entered into an Agreement and Plan of Merger and Reorganization under which it would acquire North Valley Bancorp.

Other Highlights:

In 2013, TriCo:

•	Opened our new “campus building” which houses our technology, operations, customer support, and training departments. We now have a facility that provides an environment for collaboration, learning, communication and coordination with core departments that support our growing branch network.

•	Had 63 Tri Counties Bank branch locations, and North Valley Bank currently has 22 branch locations.

•	Established new customer service programs that allow us to track and respond to our customer’s comments and concerns.

•	Continued to implement numerous changes in order to comply with requirements under the “Dodd Frank Act”.

•	Continued to support programs for needed community initiatives and schools in TriCo’s service area.

Summary of Compensation Decisions:

•	Base salary for Mr. Smith was increased 5.3% for 2014 based on his performance in 2013.

•	Merit increases for the other named executive officers increased 0-2.5% for 2013.

•	TriCo exceeded the requirements for a 100% payout of the financial component of the 2013 annual incentive plans; however, the Committee utilized its discretion to limit the payout to no more than target.

•	Mr. Smith received a bonus of 31.5% (target is 50%) of base salary and bonuses to named executive officers ranged from 19.5% to 30% of base salary.

•	TriCo reviewed alternative equity vehicles and mixes including the use of restricted stock and performance based metrics. As a result of this review, TriCo is shifting from 100% stock options to 50% time-based RSUs and 50% performance-based RSUs (or PSUs) for its 2014 equity grant to the CEO and direct reports. The PSU design is discussed further under the Equity Compensation section in the Compensation Discussion and Analysis. The Committee felt the 50/50% split was a reasonable first year approach, but intends to revisit the weighting before the 2015 grant. In no event, will the performance weighting be less than 50%.

•	The Committee reviewed the stock ownership guidelines that were implemented in 2012 for the CEO, executive vice presidents, and the board of directors. All individuals covered are in compliance with the Policy. No changes were made at this time, but the Committee in approving the shift to RSUs and PSUs intends to revisit the ownership requirements, and potentially strengthen them to promote long-term retention of the shares post-vesting / performance.

Section 2—Performance and Pay

TriCo has long maintained a strong pay-for-performance philosophy that links executive compensation to achievement of the operating and financial goals set by the board of directors. TriCo anticipates that growth in net earnings per share and a continued focus on maintaining a strong balance sheet will be positively reflected in TriCo’s stock price.

In 2013, TriCo achieved the following results, compared with prior periods:

Financial Metric	12/31/13	12/31/12	12/31/11
Net income per diluted share	$1.69	$1.18	$1.16
Non-performing assets to total assets ratio	2.30%	3.07%	3.99%
Loans, net of allowance at FYE (000’s)	$1,633,762	$1,522,175	$1,505,118
Deposits at FYE (000’s)	$2,410,483	$2,289,702	$2,190,536
Dividends declared per share	$0.44	$0.36	$0.36
Total risk based capital ratio	14.8%	14.5%	13.9%

The following graph shows TriCo’s total shareholder return compared with the KRX total return index over the past five years. The KRX is a regional bank stock index compiled by Keefe Bruyette and Woods, a global investment bank focused on the financial services sector. The index is comprised of 50 regional bank stocks maintained by Keefe, Bruyette & Woods, Inc.

As the chart indicates, the return to investors is up over the past five years (growth primarily during 2013). TriCo is just slightly behind KRX Index during this time. Further, TriCo made compensation decisions that reflect a pay-for-performance commitment during this period. Prior to 2012, no bonuses were paid to TriCo’s chief executive officer for the last four out of five years and the last three out of five years for the executive team. Since that time, TriCo has paid bonuses to the CEO and named executive officers, but has exhibited some discretion in limiting the amount that would have otherwise been paid due to continued uncertainty and a challenging banking environment. Furthermore, the Committee maintained its commitment to stock options over the years since it required positive TSR in excess of the dividend yield in order for the executives to have any value gained.

New for 2014, the Committee is shifting the equity grant strategy for the CEO and named executive officers to a 50% / 50% mix of time-based restricted stock units (“RSU”) and performance-based restricted stock units (“PSU”). The RSUs will vest annually over four years. The PSUs will be measured based on relative total shareholder return (“TSR”) for TriCo against the KBW Regional Banking Index over a three-year performance period. The actual number of shares earned can range from 0% to 150% of the target number granted.

Section 3—Compensation Process and Decisions

Compensation Philosophy

TriCo’s executive compensation program is designed to maximize shareholder value by aligning compensation with TriCo’s performance and to attract, retain, motivate and reward a highly qualified executive management team. The Committee believes that these objectives can best be met by linking compensation to the achievement of both individual and corporate performance.

The underlying philosophy behind TriCo’s compensation program is very straightforward: TriCo pays competitive salaries and rewards executives for enhancement of shareholder value and sustained individual superior performance. Consistent with this philosophy is TriCo’s commitment to offer fair pay based on the respective roles of TriCo’s executives, the market value of their jobs and the opportunity to earn additional cash and non-cash compensation when they provide superior performance.

Role of the Compensation and Management Succession Committee

The Committee has the primary authority to determine TriCo’s compensation philosophy and to establish compensation for Richard P. Smith, TriCo’s chief executive officer, and TriCo’s other executive officers. Each component of compensation for TriCo’s executives is generally administered under the direction of TriCo’s Committee and is reviewed on an annual basis to ensure that remuneration levels and benefits are competitive and reasonable using the guidelines described below. In determining each level of compensation and the total compensation package, the Committee reviews a variety of sources to determine and set compensation. Mr. Smith aids the Committee by providing annual recommendations regarding the compensation of all executive officers, other than himself. The Committee can exercise its discretion in modifying any recommended adjustments or awards to the executives. Each executive also participates in an annual performance review with Mr. Smith to provide input about his contributions to TriCo’s success for the period being assessed.

While the Committee does not set compensation at specific percentage levels compared to the market, the Committee does seek to provide salary, incentive compensation opportunities and employee benefits that fall within the average practice of TriCo’s competitors. The Committee periodically, and as warranted, considers compensation levels of executives with similar qualifications and experience at banks of similar size. In 2013 the Committee retained Radford to assist in identifying a peer group of competitive banks as a baseline comparator to which TriCo would refer when establishing executive compensation on a go forward basis. The Committee has developed a compensation peer group consisting of 20 publicly traded bank holding companies which the Committee believed were similar to TriCo in terms of market place, total assets, net income, market capitalization and shareholder return. The companies were Columbia Banking System, PacWest Bancorp, CVB Financial Corp., BBCN Bancorp, National Bank Holdings, Westamerica Bancorp, Banner Corp., Banc of California, HomeStreet, Hanmi Financial, Wilshire Bancorp, CoBiz Financial, Farmers & Merchants Bancorp, Guaranty Bancorp, Preferred Bank, Heritage Financial Corp., Bank of Marin Bancorp, Bridge Capital Holdings, and Pacific Continental Corp.

Surveys prepared by management are also used periodically to ensure that TriCo is maintaining its labor market competitiveness. These surveys compare TriCo’s compensation programs to the compensation programs of similarly-sized bank holding companies located in California.

Compensation Program Components

The compensation program for TriCo’s executives consists of three fundamental components:

•	base salary,

•	annual performance-based incentive compensation consisting of a cash bonus, and

•	long-term incentive compensation composed of equity-based awards intended to reward executives for the enhancement of shareholder value and promote retention.

This program enables TriCo to tie executive compensation to TriCo’s performance, reward individual performance and attract and retain a highly-qualified executive management team. As a result, the Committee believes that this program best serves the interests of TriCo and TriCo’s shareholders. The particular elements of TriCo’s compensation programs are set forth below. Each executive’s current and prior compensation is considered in setting future compensation.

A percentage of total compensation is allocated to incentives as a result of TriCo’s philosophy. TriCo has no pre-established policy or target for the allocation between either cash and non-cash, or short- and long-term, incentive compensation. Based on the summary compensation table, compensation for the named executive officers in 2013 and 2012 was allocated as follows (excluding the change in pension value and nonqualified deferred compensation earnings):

	Mix of Total Compensation
	2013	2012
Base salaries	53.0%	53.8%
Short-term incentives (annual incentive bonuses)	15.1%	12.6%
Long-term incentives (stock options)	26.5%	27.3%
Benefits	5.4%	6.3%

	100.0%	100.0%

Base Salaries

The Committee reviews base salaries annually to align them with market and industry levels as appropriate and after taking into account TriCo’s general financial performance and the executive’s responsibilities, experience and future potential. The Committee seeks to establish base salaries that are within the range of salaries for persons holding similarly responsible positions at other peer company banks and bank holding companies with an emphasis placed on those located in California. Specific criteria considered in Mr. Smith’s 2013 performance were the bank’s performance to budget, asset growth, loan quality, loan growth, deposit pricing, net interest margin, capital management, bank compliance with rules, regulations, and bank safety and soundness. In addition, the Committee considered other meaningful bank objectives including the full integration of Citizen’s Bank of Northern California, and the recently announced acquisition of North Valley Bancorp. As a result of the Committee’s performance evaluation Mr. Smith’s salary was increased 5.3% from $508,166 in 2013 to $535,000 for 2014. Mr. Smith did not receive a salary adjustment in 2009, 2010 or 2011. He received 3% in 2012 and 2% in 2013.

Based upon guidance provided by Radford and additional information captured through a variety of sources including Towers Watson, California Bankers Association and Mercer Human Resources Consulting regarding market ranges for salaries of equivalent positions at peer group companies, TriCo believes that TriCo compensates TriCo’s executives equitably when compared to competitive companies in that peer group.

Annual Incentive Bonuses

It is the Committee’s objective to have a substantial portion of each executive’s compensation contingent upon TriCo’s performance as well as upon the executive’s own level of performance and contribution toward TriCo’s performance. TriCo utilizes annual cash bonuses to align executive compensation with TriCo’s business objectives and TriCo’s performance. Placing an emphasis on incentive compensation is consistent with TriCo’s philosophy of rewarding executives for TriCo’s performance.

CEO Incentive Plan.

Under TriCo’s CEO Incentive Plan approved in May 2010, Mr. Smith was eligible to receive an annual incentive bonus if certain budgeted corporate goals were achieved. The goals included measurements for performance to budget, asset growth, loan quality, loan growth, deposit pricing, net interest margin, capital management, bank compliance with rules, regulations, and bank safety and soundness. The potential incentive bonus for Mr. Smith’s performance in 2013 ranged from 0% to 100% of his base salary. If TriCo achieved less than 90% of its budgeted corporate goals, Mr. Smith would not be eligible for a bonus. If TriCo achieved substantially all of the following corporate goals, Mr. Smith would be eligible for a bonus of up to 50% of his annual salary. If TriCo achieved 120% or more of these budgeted corporate goals, Mr. Smith would be eligible for a bonus of up to 100% of his annual salary. The Committee retained discretion regarding the determinations as to whether TriCo reached these goals. In 2013, TriCo’s net income increased to $1.69 per diluted share, a 43% increase over 2012; loans and leases grew $111 million or 7%, provisions for loan losses decreased entirely from $9,423,000 to ($707,000), and net charge-offs declined by 71%. In March 2014, the Committee determined that TriCo had achieved substantially all of the corporate goals, allowing for a payout of the target 50% of annual salary, and that a payout was warranted; however, the Committee utilized its discretion to hold back a portion of Mr. Smith’s bonus and awarded him an incentive bonus for 2013 of $160,000, or 31.5% of his annual salary.

For 2014 performance, the Committee has determined that Mr. Smith’s potential incentive bonus will range from 0% to 100% with a target of 50% of his base salary depending on TriCo’s achievement of budgeted corporate performance goals, integration of North Valley Bancorp, personal leadership traits and other items such as results of examinations and audits. The following table shows the historical target and actual payout percentages:

	2008	2009	2010	2011	2012	2013
Target %	65%	65%	50%	50%	50%	50%
Company Performance	<90%	<90%	<90%	>90%	>90%	>100%
Actual %	0%	0%	0%	30%	30%	31.5%

Other Executives. The Committee may provide incentive compensation to TriCo’s other executives in the form of an annual cash bonus. For 2013, the Committee determined that the incentive bonus compensation for TriCo’s other named executive officers would be based on the achievement of a combination of goals and targets that take into account both TriCo’s performance and that of the executives individually. Although the achievement of certain financial objectives as measured by TriCo’s earnings was considered in determining incentive bonus compensation, other subjective and less quantifiable criteria were also considered. In March of 2014, the Committee considered TriCo’s 2013 financial performance and the specific achievements of TriCo’s executives that are expected to affect TriCo’s future earnings and performance or that had an identifiable impact on the prior year’s results and based primarily on TriCo’s 2013 financial performance and with consideration of the continued uncertainty in the market, the Committee determined that bonuses would be awarded to other named executive officers for their performances in 2013. The Committee paid bonuses ranging from 19.5% to 30% of annual salary to the named executive officers based upon their individual and company performance metrics.

Equity Compensation

The Committee provides long-term incentive compensation to TriCo’s executive officers through the grant of stock options under TriCo’s equity incentive plans. In accordance with TriCo’s philosophy, the use of equity compensation is intended to provide incentives to TriCo’s executive officers to work toward the long-term growth of TriCo by providing them with an award that will increase in value only to the extent that the value of TriCo’s common stock increases. Since the value awards under TriCo’s equity incentive plan bears a direct relationship to TriCo’s stock price, the Committee believes it is an effective long-term incentive to create value for shareholders and appropriately align the interests of TriCo’s executives with the interest of TriCo’s shareholders. The grant of equity awards also serves as a long-term retention incentive for TriCo’s executives because equity awards are generally subject to vesting schedules of four or five years.

Equity awards are made at regular Committee meetings. The effective date for all grants is the date that the Committee approves the grant and all key terms have been determined. The Committee generally grants stock options to TriCo’s executives, including the chief executive officer, on the date of TriCo’s annual shareholders’ meeting each year. The Committee may also grant stock options and other types of awards in its discretion in connection with the hiring of a new executive officer or other employee or to address other special circumstances. The exercise price for stock option grants is determined by reference to the last quoted price per share on the NASDAQ Global Select Market at the close of business on the date of grant. TriCo’s annual shareholders meeting typically occurs within four weeks after the official announcement of TriCo’s first quarter results so that the stock option exercise price will reflect a fully informed market price. Each option grant allows the executive to acquire shares of common stock over the term of the option, typically ten years, subject to vesting. Accordingly, the option will provide a return to the executive only if the market price of the shares appreciates over the option term. TriCo’s trading policies prohibit TriCo’s executive from short-selling or otherwise hedging against decreases in the trading price of TriCo’s common stock.

In 2013, TriCo granted equity awards to the chief executive officer and the other named executive officers as reported under “Grants of Plan-based Awards for 2013”. The number of options and other awards granted each year by the Committee to an executive is not set, but is based on a subjective evaluation of:

•	the perceived incentive that the grant will provide,

•	the executive’s prior performance and level of responsibility,

•	the benefit that the grant may have on long-term shareholder value, and

•	the value of the stock option at the time of grant.

The Committee views the grant of options and other equity awards as a retention device and therefore also reviews the status of vesting and the number of vested versus unvested awards held by an executive at the time of grant and the annual grants made to executives at TriCo’s peer group companies.

New for 2014, the Committee is shifting the equity grant strategy for the CEO and named executive officers to a 50% / 50% mix of time-based restricted stock units (“RSU”) and performance-based restricted stock units (“PSU”). The RSUs will vest annually over four years. The PSUs will be measured based on relative total shareholder return (“TSR”) for TriCo against the KBW Regional Banking Index over a three-year performance period. The actual number of shares earned can range from 0% to 150% of the target number granted.

Stock Ownership and Retention Policies

We believe that key executives should have significant stake in the performance of TriCo’s stock, to align their decisions with creating shareholder value and to minimize negative market perceptions caused by excessive insider sales of Company shares. TriCo’s Stock Ownership Guidelines Policy (posted on TriCo’s website) requires directors and executive officers to accumulate a meaningful position in Company shares. TriCo’s board of directors adopted the ownership requirement and tied it to a multiple of base salary for the executive officers and a multiple of retainer, as noted below:

Position	Minimum Ownership (multiple of base salary)
Chief Executive Officer	3.0
Executive Vice Presidents	1.5

Directors	Minimum Ownership (multiple of director compensation)
Outside Director	3.0

Under this policy, share ownership is determined from the totals on Table 1 of SEC Form 4, which includes unvested RSAs or RSUs and shares in which beneficial ownership is disclaimed, but outstanding vested stock options that are in the money are included based on the intrinsic value converted to an equivalent number of full shares (i.e., net of exercise price). Compliance with share ownership guidelines is reviewed annually by the Nominating and Corporate Governance Committee. This minimum ownership must be achieved within five years after any new officer or director takes office (or within five years of the adoption of this policy for existing officers and directors).

Other Elements of Compensation and Perquisites

In order to attract and retain talented executives who will focus on achieving TriCo’s long-term goals, TriCo provides to TriCo’s executives, including Mr. Smith, the following benefits and perquisites:

Supplemental Executive Retirement Plan. TriCo maintains a supplemental executive retirement plan described at “Compensation of Named Executive Officers—Pension Benefits,” which provides TriCo’s executives with benefits upon their retirement or upon the termination of employment with 24 months of a change of control.

Deferred Compensation Plan. TriCo maintains a nonqualified, unsecured and unfunded executive deferred compensation plan, which is described at “Compensation of Named Executive Officers—Nonqualified Deferred Compensation.” This plan provides TriCo’s executives with the opportunity to defer all or part of their salaries and bonuses until retirement, earlier termination from employment or death, in addition to any discretionary contribution or reoccurring contribution that TriCo credits to his account. All amounts are credited with interest and are paid in the form and at the time elected by the executive, generally after the executive’s cessation of employment.

Change of Control Agreements. The change of control agreements protect income for TriCo’s executives who would likely be involved in decisions regarding, and the successful implementation of, a merger or acquisition and would be at risk for a job loss if a change of control occurs. The Committee believes it was important to adopt such agreements in order to provide an incentive for executives to remain employed with TriCo throughout the turmoil and uncertainty that an unsolicited tender offer or merger can cause. Such continuity in leadership benefits both TriCo’s shareholders and employees. These agreements enable the executives to make decisions that are in the best interests of TriCo’s shareholders without being distracted or influenced in the exercise of his business judgment by personal concerns. Change of control agreements are typically offered to executives in the marketplace and thus are necessary to attract and retain executives as well as protect shareholders’ interests. A change of control will also accelerate the vesting of all of the executives’ outstanding options and accelerate benefits under some of TriCo’s benefit plans as described at “Compensation of Named Executive Officers—Potential Payments Upon Termination and Change of Control.”

ESOP Contributions. TriCo makes yearly contributions to each executive’s account under TriCo’s employee stock ownership plan described at “Compensation of Named Executive Officers—ESOP.”

Defined Contribution Plan. TriCo offers a 401(k) savings plan to all eligible employees as described at “Compensation of Named Executive Officers—401(k).”

Medical Insurance. TriCo provides to each executive and their family such health, dental and vision insurance coverage as TriCo may from time to time make available to its other executives of the same level of employment. TriCo pays a portion of the premiums for this insurance for all employees.

Life and Disability Insurance. TriCo provides each officer such disability and/or life insurance as TriCo in its sole discretion determines from time to time to make available.

Other. TriCo makes available certain other perquisites to executives such as country club memberships and automobile allowances which are listed in the perquisites and personal benefits table. Although TriCo allows its executives officers and directors to utilize TriCo’s corporate airplane for personal use in limited circumstances, TriCo requires its executive officers and directors to reimburse TriCo for such personal use on an operating cost per flight hour which is predetermined each year. The hourly reimbursement rate represents the aggregate incremental cost to TriCo for such personal use and takes into account items such as maintenance and repair, operating expenses, the pilot’s salary, landing and ramp fees, fuel costs, airport taxes and crew travel expenses.

Revenue Code Section 162(m)

The Committee considers the potential impact of section 162(m) of the Internal Revenue Code. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the chief executive officer and the other senior executive officers, other than performance based compensation that is approved by the shareholders of the corporation and that meets certain other technical requirements. For stock option grants, Section 162(m) requires that the grant be made by a compensation Committee comprised of at least two “outside directors” (as defined in the Treasury regulations), that the option exercise price be not less than the fair market value of the stock at the time of grant, that the option plan states the maximum number of shares with respect to which options may be granted to any employee in a specified period, and that the plan be approved by shareholders. TriCo believes that TriCo’s 2009 equity incentive plan satisfies these requirements so that any compensation paid in connection with the exercise of options granted under the plan will qualify as performance-based compensation. Therefore, awards granted under the 2009 plan should not be subject to the $1 million deduction limitation in most cases. Certain options granted under TriCo’s 2001 stock option plan may not meet these requirements and it is therefore possible that an executive officer’s exercise of such options, either alone or combined with other compensation, could cause his annual compensation to exceed 162(m)’s limit for deductibility. The board of directors has determined that no further awards will be granted under the 2001 stock option plan. Otherwise, based on current levels of compensation, no executive is expected to receive compensation for 2013 services that would be non-deductible under Section 162(m) of the Internal Revenue Code.

TriCo’s policy is to generally qualify compensation paid to executive officers for deductibility under the Internal Revenue Code including Section 162(m), but reserves the right to pay compensation that is not deductible. Based on current levels of compensation, and except as described above, no executive officer is expected to receive compensation for 2013 services that would be non-deductible under section 162(m) of the Internal Revenue Code. At the annual meeting of shareholders, the board of directors will request that its shareholders reapprove the existing performance criteria under the 2009 plan.

Summary

The Committee believes that TriCo’s philosophy of aligning compensation with TriCo’s performance and individual superior performance was met and that the compensation for TriCo’s executive officers has been competitive and comparable to the compensation received by executive officers of similarly-sized banks located in the western United States. In addition, TriCo’s executive compensation philosophy and programs support TriCo’s overall objective to enhance shareholder value through profitable management of TriCo’s operations. The Committee is firmly committed to the ongoing review and evaluation of TriCo’s executive compensation program.

COMPENSATION OF DIRECTORS

Director Compensation for 2013

The following table summarizes the compensation paid by TriCo to its non-employee directors in 2013:

Name (1)	Fees earned or paid in cash ($) (2)	Option awards ($) (3)	Change in pension value and nonqualified deferred compensation earnings ($) (4)	All other compensation ($) (5)	Total ($)	Number of stock options outstanding as of December 31, 2013
Donald J. Amaral	$30,000	$36,640	$22,247	$1,180	$90,067	19,500
William J. Casey	$40,000	$35,920	$6,750	$2,097	$84,767	38,500
L. Gage Chrysler III	$24,000	$36,640	$0	$0	$60,640	38,000
Craig S. Compton	$24,000	$36,640	$4,119	$1,401	$66,160	34,000
Cory W. Giese	$20,000	$92,965	$0	$0	$112,965	11,500
John S. A. Hasbrook	$24,000	$36,640	$3,953	$1,231	$65,824	34,000
Michael W. Koehnen	$24,000	$36,640	$2,966	$1,213	$64,819	34,000
Carroll R. Taresh(6)	$10,000	$0	$0	$4,858	$14,858	0
W. Virginia Walker	$24,000	$35,920	$0	$0	$59,920	36,000

(1)	Mr. Smith, TriCo’s president and chief executive officer, is not included in this table as he is an employee of TriCo. Mr. Smith receives no additional cash compensation for his service. Mr. Smith’s compensation is shown at “Compensation of Named Executive Officers.”
(2)	Includes a $2,000 monthly retainer for each named director, $1,000 per month for the chairman of the board of directors, $333 per month for the chairman of the compensation and management succession committee and $500 per month for the chairman of the audit committee. TriCo does not pay its directors any additional compensation to attend board of directors or committee meetings.
(3)	Represents full grant date fair value of options awarded in 2013, determined in accordance with FASB ASC Topic 718, using the valuation assumptions described in the “Notes to the Consolidated Financial Statements” section of TriCo’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.
(4)	Reflects the change in value during 2013 of each director’s account under the director supplemental retirement plan and the above-market interest earned during 2013 under TriCo’s executive deferred compensation plan described below, if any.
(5)	Reflects the taxable value attributable to the split dollar life insurance benefits.
(6)	Carroll R. Taresh did not stand for reelection as a director in 2013 and retired from TriCo’s board of directors at the 2013 annual meeting after 15 years of service.

In addition, each director has an indemnity agreement under which TriCo will indemnify the director against claims arising or relating to his or her service as a director, was covered by directors’ and officers’ liability insurance and was reimbursed for expenses incurred in connection with attendance at board of directors meetings (including expenses related to spouses when spouses are invited to attend board of directors events).

Deferred Compensation Plans

In 2005 TriCo adopted a deferred compensation plan permitting TriCo’s directors to defer payment of their retainer fees until retirement, termination of directorship or death. A director can defer up to a lifetime maximum of $1.5 million for all deferrals under this plan and TriCo’s predecessor plan which permitted director deferrals from 1992 until 2004. A director who elects to defer retainer fees for any year must defer a minimum of $200 per month. In 2012 none of the directors elected to defer any of their retainer fees. The plan also permits TriCo to make discretionary contributions to a director’s account. To date, TriCo has not made any discretionary contributions on behalf of any directors. A director’s plan benefit is payable upon the director’s retirement, the termination of directorship or death. All distributions under the plan are subject to the rules of Section 409A of the Internal Revenue Code. The plan is nonqualified, unsecured and unfunded.

Interest accrues on directors’ deferred compensation plan accounts at a rate equal to 1% above the monthly equivalent of the annual yield of the Moody’s corporate bond yield index for the preceding month. From the time that a director leaves TriCo’s board of directors and until benefits are paid, a director’s account under the plan is credited with interest each month at the monthly equivalent of the annual yield of the Moody’s average corporate bond yield index for the preceding month. A director is immediately 100% vested in any deferrals and any related interest on those deferrals. TriCo determines the vesting rate for any discretionary contributions credited to a director’s account and any related interest. Notwithstanding the foregoing, if a director is removed for cause, TriCo’s compensation and management succession committee can decide whether the interest credited to the director’s account with respect to any deferrals and TriCo’s discretionary contributions, if any, are forfeited.

Any deferrals made by a director and any discretionary contributions credited by TriCo prior to January 1, 2005, and any related interest, are governed by a predecessor deferred compensation plan for directors that TriCo adopted in 1992. The 1992 plan credits accounts at the monthly equivalent of three percent above the annual yield of the Moody’s average corporate bond yield index but is otherwise similar to the 2005 plan in most respects.

Director Supplemental Retirement Plan

In 2004 TriCo adopted a supplemental retirement plan to provide additional retirement benefits to directors who retire on or after January 1, 2004. This plan replaced TriCo’s supplemental retirement plan for directors originally adopted in 1987 and any benefit accrued by a director as of December 31, 2003 under this earlier plan will be paid under the terms of the 2004 plan. Directors joining TriCo’s board of directors after 2007 are not eligible to participate in this plan. However, any of the eligible outside directors who attains “director emeritus” status becomes qualified to participate in the 2004 plan. A participating director retiring on or after age 55 with at least 15 years of service, or after a change of control with any number of years of service, can receive an annual lifetime benefit equal to the amount of his base board of directors fees paid by TriCo during the final year of service. The amount of the retirement benefit is reduced for each month that the benefit commencement date precedes the director’s 65th birthday. A director’s annual benefit payments under the plan begin the month after retirement. If a director is involuntarily removed, all benefits under this plan are forfeited. The plan is nonqualified, unsecured and unfunded.

Split Dollar Life Insurance

TriCo has entered into joint beneficiary agreements with all of its directors, except for Mr. Chrysler, Mr. Giese and Ms. Walker. These agreements provide that TriCo owns and pays premiums on a split dollar life insurance policy to provide various death benefits in certain circumstances to the beneficiaries named by each of these directors.

COMPENSATION AND MANAGEMENT SUCCESSION COMMITTEE INTERLOCKS

AND INSIDER PARTICIPATION

No member of TriCo’s compensation and management succession committee is an officer, former officer or employee of TriCo or Tri Counties Bank. No executive officer of TriCo had any interlocking relationship with any other for-profit entity during 2013, including serving on the compensation committee for any other for-profit entity.

REPORT OF THE COMPENSATION

AND MANAGEMENT SUCCESSION COMMITTEE

To TriCo Shareholders:

The compensation and management succession committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with TriCo’s management. Based on such review and discussion, the committee recommended to the board of directors that the Compensation Discussion and Analysis be included in TriCo’s Annual Report on Form 10-K and proxy statement on Schedule 14A.

This report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A promulgated by the Commission or Section 18 of the Securities Exchange Act of 1934, as amended.

Respectfully submitted:

William J. Casey (Chairman)

Donald J. Amaral

Craig S. Compton

John S. A. Hasbrook

Michael Koehnen

W. Virginia Walker

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information in the following table is provided as of the end of the fiscal year ended December 31, 2013 with respect to compensation plans (including individual compensation arrangements) under which equity securities are issuable:

	(a)	(b)	(c)
Plan category	No. of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted average exercise price of outstanding option, warrants and rights	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securities holders(1)	1,246,370	18.04	937,500
Equity compensation plans not approved by security holders	—	—	—
Total	1,246,370	18.04	937,500

(1)	Includes the 2001 stock option plan and the 2009 equity incentive plan. The board of directors elected to freeze and make no further grants under the 2001 stock plan effective upon shareholder approval of the 2009 equity incentive plan. Accordingly, column (c) includes only shares issuable under the 2009 equity incentive plan.

OWNERSHIP OF VOTING SECURITIES

This chart shows the common stock ownership for each TriCo director, the current named executive officers, TriCo’s directors and executive officers as a group and owners of more than 5.0% of TriCo’s outstanding common stock as of April 28, 2014. Each shareholder has direct ownership and sole voting and investment power for the shares listed unless otherwise noted. The share amounts have been rounded to the nearest full share and include stock options granted under TriCo’s stock option plans which are exercisable through April 28, 2014.

	Common stock ownership not including stock owned as a trustee of the ESOP			Common stock ownership including stock owned as a trustee of the ESOP
Beneficial owners	Number of shares beneficially owned		Percentage of common stock outstanding	Number of shares beneficially owned		Percentage of common stock outstanding
5% Holders
TriCo Bancshares Employee Stock Ownership Plan and Trust (ESOP) 63 Constitution Drive Chico, CA 95973	1,283,200	(1)	7.96%	1,283,200	(1)	7.96%
Wellington Management Company, LLP 280 Congress Street Boston, MA 02210	1,062,085		6.59%	0		6.59%
Directors and Named Executive Officers
Donald J. Amaral	28,045	(2)	*	1,311,245	(2)(6)	8.13%*
Daniel K. Bailey	103,857	(3)	*	103,857	(3)	*
Craig Carney	90,350	(4)	*	90,350	(4)	*
William J. Casey	656,260	(5)	4.07%	656,260	(5)	4.07%
L. Gage Chrysler III	59,195	(7)	*	59,195	(7)	*
Craig S. Compton	251,340	(8)	1.56%	1,534,540	(6)(8)	9.52%
Cory W. Giese	6,000	(9)	*	6,000	(9)	*
John S. A. Hasbrook	50,675	(10)	*	1,333,875	(6)(10)	8.27%
Michael W. Koehnen	166,640	(11)	1.03%	166,640	(11)	1.03%
Richard O’Sullivan	269,484	(12)	1.67%	269,484	(12)	1.67%
Thomas J. Reddish	138,420	(13)	*	138,420	(13)	*
Richard P. Smith	372,884	(14)	2.31%	372,884	(14)	2.31%
W. Virginia Walker	28,000		*	1,311,200	(6)(15)	8.13%
All TriCo directors and executive officers as a group (19 persons)	2,257,440	(16)	14.00%	3,540,640	(6)(16)	21.96%

*	Less than 1%.
(1)	Each TriCo ESOP participant may direct the TriCo ESOP trustees how to vote the shares allocated to his account. The TriCo ESOP’s advisory committee directs the TriCo ESOP trustees how to vote shares which are not allocated to participants’ accounts. As of April 28, 2014, participants in the TriCo ESOP could direct the voting of all 1,283,200 shares held by the TriCo ESOP. Of that total, 117,764 shares had been allocated to the accounts of TriCo’s executive officers.
(2)	Includes stock options for 14,000 shares.
(3)	Includes stock options for 98,900 shares and 4,957 shares allocated to Mr. Bailey’s account in the TriCo ESOP.
(4)	Includes 350 shares owned by Mr. Carney’s children, 16,850 shares allocated to Mr. Carney’s account in the TriCo ESOP and stock options for 60,150 shares.
(5)	Includes stock options for 38,500 shares, 864 shares held in an IRA account for the benefit of Mr. Casey and 124,000 shares held by a family trust of which Mr. Casey is manager.
(6)	Includes 1,283,200 shares held by the TriCo ESOP of which Messrs. Amaral, Compton, Hasbrook and Ms. Walker are trustees of which 117,764 shares have been allocated to the accounts of executive officers in the TriCo ESOP.
(7)	Includes 6,600 shares held by Modern Building, Inc., of which Mr. Chrysler is president and a majority owner, 872 shares held by Mr. Chrysler’s spouse and 4,825 shares held by the Modern Building Pension and Profit-Sharing Plan and stock options for 38,000 shares.
(8)	Includes 105,464 shares held by the Betty Compton Revocable Trust of which Mr. Compton is trustee, 34,814 shares held in an IRA account for the benefit of Mr. Compton and stock options for 34,000 shares.
(9)	Mr. Giese has 5,500 unvested stock options.
(10)	Includes stock options for 30,000 shares.
(11)	Includes 65,214 shares owned by CF Koehnen & Sons, of which Mr. Koehnen is an owner, 8,600 shares owned by the CF Koehnen & Sons Profit Sharing Plan of which Mr. Koehnen is trustee, 4,400 shares owned by the Helen Koehnen Trust of which Mr. Koehnen is trustee, 1,700 shares owned by Mr. Koehnen’s children, 2,300 shares owned by Mr. Koehnen’s wife and stock options for 30,000 shares.
(12)	Includes stock options for 59,400 shares and 40,893 shares allocated to Mr. O’Sullivan’s account in the TriCo ESOP.
(13)	Includes stock options for 62,600 shares and 20,843 shares allocated to Mr. Reddish’s account in the TriCo ESOP.
(14)	Includes 206 shares held by Mr. Smith’s wife, stock options for 178,600 shares and 28,586 shares allocated to Mr. Smith’s account in the TriCo ESOP.
(15)	Includes stock options for 28,000 shares.
(16)	Includes stock options for 707,950, and 117,764 shares allocated to executive officers’ accounts in the TriCo ESOP.

Proposed Merger

As announced by TriCo on January 21, 2014, and reported on TriCo’s Current Report on Form 8-K, filed with the Commission on January 22, 2014 (the “Current Report”), TriCo has entered into an Agreement and Plan of Merger and Reorganization dated January 21, 2014 (the “Merger Agreement”), pursuant to which North Valley Bancorp will merge with and into TriCo, with TriCo being the surviving corporation. A copy of the Merger Agreement (together with certain other information regarding the proposed merger) is provided in the Current Report. The transaction is expected to close in the third quarter of 2014, pending approvals of the merger by the shareholders of TriCo and North Valley Bancorp, the receipt of all necessary regulatory approvals, and the satisfaction of other closing conditions which are customary for such transactions.

TriCo will file its registration statement on Form S-4 with the SEC containing the joint proxy statement/prospectus which TriCo and North Valley Bancorp intend to send to their respective shareholders seeking shareholder approvals to consummate the transaction. The Board of Directors of TriCo has unanimously approved the Merger Agreement and the proposed merger with North Valley Bancorp and each member of the Board of Directors has entered into a voting agreement with North Valley Bancorp pursuant to which such director has agreed to vote all of his or her shares of TriCo common stock in favor of the transaction.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

TriCo believes that independent directors play an important role in TriCo’s corporate governance and are committed to ensuring that at least a majority of TriCo’s directors are independent. TriCo’s corporate governance guidelines provide that a director is independent if he or she does not have a material relationship with TriCo directly or indirectly as a partner, shareholder or officer of an organization that has a relationship with TriCo, and otherwise qualifies as independent under the applicable rules of the Securities Exchange Act of 1934, as amended, and NASDAQ. TriCo’s independence determinations are based upon a review of all relevant transactions and relationships between TriCo, TriCo’s senior management and TriCo’s accountants, on the one hand, and each director and his or her family members, on the other hand.

Our board of directors has affirmatively determined that the following eight of TriCo’s ten current directors are independent as defined by NASDAQ Marketplace Rule 5605(a)(1) and TriCo’s own corporate governance guidelines: Mr. Amaral, Mr. Casey, Mr. Compton, Mr. Giese, Mr. Hasbrook, Mr. Koehnen, and Ms. Walker. Mr. Smith is not considered independent because of his employment as president and chief executive officer of TriCo. Mr. Chrysler is not considered independent because his construction company has provided services to Tri Counties Bank during the past three years, as described below.

Transactions with Related Persons

Our nominating and corporate governance committee is charged with monitoring and reviewing issues involving potential conflicts of interest and reviewing and approving all related party transactions. TriCo has a policy adopted by its board of directors for reviewing transactions between TriCo and its directors and executive officers, their family members and entities with which they have a position or relationship. TriCo’s procedures for transactions with related persons are intended to determine whether any such related person transaction impairs the independence of a director or presents a conflict of interest on the part of a director or executive officer. All transactions between TriCo and related persons may be consummated only if TriCo’s nominating and corporate governance committee approves such transaction in accordance with the procedures set forth in TriCo’s policy.

TriCo annually requires each of its directors and executive officers to complete a questionnaire that seeks information about related person transactions. TriCo’s nominating and corporate governance committee and board of directors annually review all transactions and relationships disclosed in the questionnaires, and the board of directors makes a formal determination regarding each director’s independence under TriCo’s corporate governance guidelines.

There have been no transactions or series of similar transactions during 2013, or any currently proposed transaction, to which TriCo was or is to be a party, in which the amount involved exceeded $120,000 or in which any of TriCo’s directors, executive officers or any shareholder owning 5% or more of TriCo’s common stock, or any member of the immediate family or associate of any of the foregoing persons (together, the “related parties”), had or will have a direct or indirect material interest, except that Mr. Chrysler’s construction company, Modern Building Inc., provided construction services to Tri Counties Bank in 2013 for TriCo’s new Operations Center, and tenant improvements and modification at several branches of Tri Counties Bank for aggregate payments of $4,136,024. Mr. Chrysler owns 51% of Modern Building and serves as its president. The board of directors believes that these construction services were provided only in accordance with the policy described above.

Indebtedness of Management

Some of TriCo’s directors, executive officers and their immediate family members and associates are customers of Tri Counties Bank and TriCo expects to have banking transactions with them in the future. The loan committee of Tri Counties Bank reviews the terms and fairness of any loans made by Tri Counties Bank to TriCo’s directors and officers. TriCo concluded that all such loans and commitments to lend were made in the ordinary course of TriCo’s business and complied with applicable laws. Terms, including interest rates and collateral, were substantially the same as those prevailing for comparable transactions with other persons of similar creditworthiness not affiliated with TriCo. In the opinion of TriCo’s board of directors, these transactions did not involve more than a normal risk of collectability or present other unfavorable features. The aggregate amount of all loans and credit extensions outstanding as of December 31, 2013, to all directors and executive officers (including their associates and members of their immediate family) was approximately $2,636,000 representing approximately 1.05% of shareholders’ equity at that time. As of the date of this filing, all of these loans were performing loans.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES, AUDIT-RELATED FEES, TAX FEES AND ALL OTHER FEES

The following table shows all of the fees charged by Crowe Horwath during 2013 and by Crowe Horwath and Moss Adams (TriCo’s previous independent registered public accounting firm) during 2012.

	Crowe Horwath: 2013	Crowe Horwath: 2012	Moss Adams: 2012
Audit fees(1)	$309,632	$297,000	$237,588
Audit-related fees(2)	27,000	9,500	31,539
Tax fees	27,890	$24,300	27,000
All other fees	1,755	0	0

Total	$366,277	$330,800	296,127

(1)	For auditing TriCo’s annual consolidated financial statements and TriCo’s interim financial statements in TriCo’s reports filed with the Securities and Exchange Commission and auditing TriCo’s internal controls over financial reporting and management’s assessments of those controls.
(2)	For accounting and auditing consultation services, audits of TriCo’s employee benefit plans, assistance with registration statements filed with the Securities and Exchange Commission and audits of separate subsidiary financial statements.

REPORT OF THE AUDIT COMMITTEE

To TriCo Shareholders:

The board of directors has affirmatively determined that all members of TriCo’s audit committee are independent directors as required by the NASDAQ listing standards and the special standards established by the Securities and Exchange Commission. The committee assists the board of directors in fulfilling its responsibility for oversight of the quality and integrity of TriCo’s accounting, the system of internal controls established by management, auditing and reporting practices. The responsibilities of the committee are described at “Corporate Governance, Board Nomination and Board Committees—Board Committees” and are set forth in its charter, a copy of which can be found on TriCo’s website.

Management is responsible for internal controls and the financial reporting process, including the system of internal controls. Crowe Horwath, LLP, TriCo’s principal independent auditor in 2013, was responsible for expressing an opinion on the conformity of TriCo’s audited consolidated financial statements with generally accepted accounting principles. The audit committee monitors these processes and reports its findings to the full board of directors. The committee has reviewed and discussed TriCo’s audited consolidated financial statements with management and Crowe Horwath. The committee has also discussed with Crowe Horwath the matters required to be discussed by Auditing Standards No. 16, Communications with Audit Committees, of the Public Company Accounting Oversight Board, as amended (communication with audit committees).

The audit committee has reviewed and implemented the provisions of the Sarbanes-Oxley Act, the rules of the Securities and Exchange Commission and the NASDAQ listing standards. The committee may also engage independent legal counsel to review assets and make recommendations on procedures required by the Sarbanes-Oxley Act. At regular meetings in 2013, the committee met with Crowe Horwath, TriCo’s chief executive officer and the director of the internal audit department to review:

•	overall audit scope and plans,

•	results of internal and external audit examinations,

•	TriCo’s audited consolidated financial statements,

•	management’s discussion and analysis of financial condition and results of operations contained in TriCo’s quarterly and annual reports,

•	evaluations of TriCo’s internal controls by Crowe Horwath, and

•	the quality of TriCo’s financial reporting.

The audit committee considered the need to ensure the independence of TriCo’s auditors while recognizing that in certain situations Crowe Horwath may possess the expertise and be in the best position to advise TriCo on issues other than auditing and accounting. All audit services and other fees payable to TriCo’s principal independent auditor for audit services must be pre-approved by the committee. The committee’s charter requires that any other services, including any permitted non-audit services, must also be pre-approved by the committee. The committee then communicates its approval to management. All services performed by Crowe Horwath during 2013 were pre-approved by the committee.

The committee received from Crowe Horwath the written disclosures and the letter required by federal securities laws administered by the U.S. Securities and Exchange Commission and Public Company Accounting Oversight Board Rule 3526 (independence discussions with audit committees), and the committee discussed with Crowe Horwath their independence. The audit committee considered the effect that provision of services unrelated to audit services may have on the independence of Crowe Horwath. These fees amounted to 8.1% of the total fees earned by Crowe Horwath in 2013. The committee approved these services and determined that those services were compatible with maintaining the independence of Crowe Horwath as TriCo’s principal auditor in 2013.

Based on the audit committee’s review and discussions with management and Crowe Horwath referenced in this report, the audit committee recommended to the board of directors, and the board of directors approved, that the audited financial statements be included in TriCo’s annual report on Form 10-K for the year ending December 31, 2013, for filing with the Securities and Exchange Commission.

Respectfully submitted:

Donald J. Amaral (Chairman)

William J. Casey

Cory W. Giese

John S. A. Hasbrook

W. Virginia Walker

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2014	TRICO BANCSHARES

	By:	/s/ Richard P. Smith
Richard P. Smith, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: April 30, 2014	/s/ Richard P. Smith
Richard P. Smith, President, Chief Executive
Officer and Director (Principal Executive Officer)

Date: April 30, 2014	/s/ Thomas J. Reddish
Thomas J. Reddish, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 30, 2014	/s/ Donald J. Amaral
Donald J. Amaral, Director

Date: April 30, 2014	/s/ William J. Casey
William J. Casey, Director and Chairman of the Board

Date: April 30, 2014	/s/ Craig S. Compton
Craig S. Compton, Director

Date: April 30, 2014	/s/ L. Gage Chrysler
L. Gage Chrysler, Director

Date: April 30, 2014	/s/ Cory W. Giese
Cory W. Giese, Director

Date: April 30, 2014	/s/ John S.A. Hasbrook
John S.A. Hasbrook, Director

Date: April 30, 2014	/s/ Michael W. Koehnen
Michael W. Koehnen, Director

Date: April 30, 2014	/s/ W. Virginia Walker
W. Virginia Walker, Director