Form 10-Q
period 2014-03-31
TRICO BANCSHARES /
filed 2014-05-09
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the quarterly period ended: March 31, 2014

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

Common stock, no par value: 16,124,297 shares outstanding as of April 30, 2014

TriCo Bancshares

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the “Company”) that are subject to the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current knowledge and belief of the Company’s management (“Management”) and include information concerning the Company’s possible or assumed future financial condition and results of operations. When you see any of the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions, it may mean the Company is making forward-looking statements. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2013, and Part II, Item 1A of this report for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those suggested by any forward-looking statement made in this report. Such Form 10-K and this report should be read to put any forward-looking statements in context and to gain a more complete understanding of the risks and uncertainties involved in the Company’s business. Any forward-looking statement may turn out to be wrong and cannot be guaranteed. The Company does not intend to update any forward-looking statement after the date of this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At March 31, 2014	At December 31, 2013
Assets:
Cash and due from banks	$67,622	$76,915
Cash at Federal Reserve and other banks	434,629	521,453

Cash and cash equivalents	502,251	598,368
Investment securities:
Available for sale	97,269	104,647
Held to maturity	344,523	240,504
Restricted equity securities	9,163	9,163
Loans held for sale	1,119	2,270
Loans	1,687,052	1,672,007
Allowance for loan losses	(38,322)	(38,245)

Total loans, net	1,648,730	1,633,762
Foreclosed assets, net	3,215	6,262
Premises and equipment, net	32,004	31,612
Cash value of life insurance	52,706	52,309
Accrued interest receivable	6,690	6,516
Goodwill	15,519	15,519
Other intangible assets, net	831	883
Mortgage servicing rights	6,107	6,165
Other assets	35,057	36,086

Total assets	$2,755,184	$2,744,066

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$728,492	$789,458
Interest-bearing	1,682,628	1,621,025

Total deposits	2,411,120	2,410,483
Accrued interest payable	865	938
Reserve for unfunded commitments	2,230	2,415
Other liabilities	36,035	31,711
Other borrowings	6,719	6,335
Junior subordinated debt	41,238	41,238

Total liabilities	2,498,207	2,493,120

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
16,120,297 at March 31, 2014	91,773
16,076,662 at December 31, 2013		89,356
Retained earnings	163,402	159,733
Accumulated other comprehensive income, net of tax	1,802	1,857

Total shareholders’ equity	256,977	250,946

Total liabilities and shareholders’ equity	$2,755,184	$2,744,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended March 31,
	2014	2013

Interest and dividend income:
Loans, including fees	$23,738	$24,072
Debt securities:
Taxable	2,822	1,131
Tax exempt	136	101
Dividends	154	56
Interest bearing cash at
Federal Reserve and other banks	309	446

Total interest and dividend income	27,159	25,806

Interest expense:
Deposits	782	925
Other borrowings	1	1
Junior subordinated debt	304	311

Total interest expense	1,087	1,237

Net interest income	26,072	24,569

Benefit from reversal of provision for loan losses	(1,355)	(1,108)

Net interest income after provision for loan losses	27,427	25,677

Noninterest income:
Service charges and fees	5,462	5,929
Gain on sale of loans	464	2,294
Commissions on sale of non-deposit investment products	771	761
Increase in cash value of life insurance	397	426
Change in indemnification asset	(412)	(101)
Gain on sale of foreclosed assets	1,227	551
Other	386	358

Total noninterest income	8,295	10,218

Noninterest expense:
Salaries and related benefits	13,303	12,961
Other	10,014	8,640

Total noninterest expense	23,317	21,601

Income before income taxes	12,405	14,294

Provision for income taxes	5,040	5,817

Net income	$7,365	$8,477

Earnings per share:
Basic	$0.46	$0.53
Diluted	$0.45	$0.53

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended March 31,
	2014	2013

Net income	$7,365	$8,477
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	(60)	(621)
Change in minimum pension liability	5	—

Other comprehensive loss	(55)	(621)

Comprehensive income	$7,310	$7,856

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2012	16,000,838	$85,561	$141,639	$2,159	$229,359
Net income			8,477		8,477
Other comprehensive loss				(621)	(621)
Stock option vesting		236			236
Stock options exercised	20,000	262			262
Tax benefit of stock options exercised		20			20
Repurchase of common stock	(15,647)	(84)	(178)		(262)
Dividends paid ($0.09 per share)			(1,441)		(1,441)

Balance at March 31, 2013	16,005,191	$85,995	$148,497	$1,538	$236,030

Balance at December 31, 2013	16,076,662	$89,356	$159,733	$1,857	$250,946
Net income			7,365		7,365
Other comprehensive loss				(55)	(55)
Stock option vesting		296			296
Stock options exercised	144,020	2,495			2,495
Tax benefit of stock options exercised		184			184
Repurchase of common stock	(100,385)	(558)	(1,924)		(2,482)
Dividends paid ($0.11 per share)			(1,772)		(1,772)

Balance at March 31, 2014	16,120,297	$91,773	$163,402	$1,802	$256,977

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the three months ended March 31,
	2014	2013
Operating activities:
Net income	$7,365	$8,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	1,463	982
Amortization of intangible assets	52	52
(Benefit from) provision for loan losses	(1,355)	(1,108)
Amortization of investment securities premium, net	156	214
Originations of loans for resale	(13,564)	(53,415)
Proceeds from sale of loans originated for resale	15,056	59,338
Gain on sale of loans	(464)	(2,294)
Change in market value of mortgage servicing rights	181	61
Provision for losses on foreclosed assets	36	27
Gain on sale of foreclosed assets	(1,227)	(551)
Loss on disposal of fixed assets	1	16
Increase in cash value of life insurance	(397)	(426)
Stock option vesting expense	296	236
Stock option excess tax benefits	(184)	(20)
Change in:
Reserve for unfunded commitments	(185)	(440)
Interest receivable	(174)	(565)
Interest payable	(73)	(61)
Other assets and liabilities, net	5,303	2,056

Net cash from operating activities	12,286	12,579

Investing activities:
Proceeds from maturities of securities available for sale	7,159	17,286
Proceeds from maturities of securities held to maturity	3,730	—
Purchases of securities held to maturity	(107,790)	—
Loan origination and principal collections, net	(14,326)	25,051
Improvement of foreclosed assets	(462)	—
Proceeds from sale of other real estate owned	5,413	7,635
Proceeds from sale of premises and equipment	4	1
Purchases of premises and equipment	(1,577)	(3,241)
Life insurance proceeds	—	706

Net cash (used) provided by investing activities	(107,849)	47,438

Financing activities:
Net increase (decrease) in deposits	637	(4,152)
Net change in other borrowings	384	(1,072)
Stock option excess tax benefits	184	20
Repurchase of common stock	(293)	—
Dividends paid	(1,772)	(1,441)
Exercise of stock options	306	—

Net cash used by financing activities	(554)	(6,645)

Net change in cash and cash equivalents	(96,117)	53,372

Cash and cash equivalents and beginning of year	598,368	748,899

Cash and cash equivalents at end of year	$502,251	$802,271

Supplemental disclosure of noncash activities:
Unrealized (loss) gain on securities available for sale	$(104)	$(1,073)
Loans transferred to foreclosed assets	$713	$5,737
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	$2,189	—
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$1,160	$1,298
Cash paid for income taxes	—	$2,600

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

The following unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of Management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation of results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2014.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Tri Counties Bank. All significant intercompany balances and transactions have been eliminated. TriCo Capital Trust I and TriCo Capital Trust II, which were formed solely for the purpose of issuing trust preferred securities, are unconsolidated subsidiaries as the Company is not the primary beneficiary of the trusts and they are not considered variable interest entities. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain amounts in the consolidated financial statements for the year ended December 31, 2013 and for the three months ended March 31, 2013 may have been reclassified to conform to the presentation of the condensed consolidated financial statements in 2014.

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

During each of 2011 and 2010, the Bank assumed the banking operations of a failed financial institution from the FDIC under whole bank purchase agreement. The acquired assets and assumed liabilities were measured at estimated fair value values under the acquisition method of accounting. The Company made significant estimates and exercised significant judgment in accounting for the acquisitions. The Company determined loan fair values based on loan file reviews, loan risk ratings, appraised collateral values, expected cash flows and historical loss factors. Foreclosed assets were primarily valued based on appraised values of the repossessed loan collateral. An identifiable intangible was also recorded representing the fair value of the core deposit customer base based on an evaluation of the cost of such deposits relative to alternative funding sources. The fair value of time deposits and borrowings were determined based on the present value of estimated future cash flows using current rates as of the acquisition date.

Significant Group Concentration of Credit Risk

The Company grants agribusiness, commercial, consumer, and residential loans to customers located throughout the northern San Joaquin Valley, the Sacramento Valley and northern mountain regions of California. The Company has a diversified loan portfolio within the business segments located in this geographical area. The Company currently classifies all its operations into one business segment that it denotes as community banking.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Net cash flows are reported for loan and deposit transactions and other borrowings.

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company did not have any securities classified as trading. During the three months ended March 31, 2013, the Company did not have any securities classified as held to maturity.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if the Company intends to sell the security or it is likely that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that it will be required to sell the security but it does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the three months ended March 31, 2014 or the year ended December 31, 2013.

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

An allowance for loan losses for originated loans is established through a provision for loan losses charged to expense. The allowance is maintained at a level which, in Management’s judgment, is adequate to absorb probable incurred credit losses inherent in the loan portfolio as of the balance sheet date. Originated loans and deposit related overdrafts are charged against the allowance for loan losses when Management believes that the collectability of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that Management believes will be adequate to absorb probable incurred losses inherent in existing loans and leases, based on evaluations of the collectability, impairment and prior loss experience of loans and leases. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The Company defines an originated loan as impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired originated loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

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

Credit risk is inherent in the business of lending. As a result, the Company maintains an allowance for loan losses to absorb probable incurred losses inherent in the Company’s originated loan portfolio. This is maintained through periodic charges to earnings. These charges are included in the Consolidated Statements of Income as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company’s allowance for originated loan losses is meant to be an estimate of these unknown but probable losses inherent in the portfolio.

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

During the three months ended March 31, 2014, the Company modified its methodology used to determine the allowance for changing environmental factors by adding a new environmental factor based on the California Home Affordability Index (“CHAI”). The CHAI measures the percentage of households in California that can afford to purchase the median priced home in California based on current home prices and mortgage interest rates. The use of the CHAI environmental factor consists of comparing the current CHAI to its historical baseline, and allows management to consider the adverse impact that a lower than historical CHAI may have on general economic activity and the performance of our borrowers. Based on an analysis of historical data, management believes this environmental factor gives a better estimate of current economic activity compared to other environmental factors that may lag current economic activity to some extent. This change in methodology resulted in no change to the allowance for loan losses as of March 31, 2014 compared to what it would have been without this change in methodology.

Loans purchased or acquired in a business combination are referred to as acquired loans. Acquired loans are valued as of the acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 805, Business Combinations. Loans acquired with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are referred to as purchased credit impaired (PCI) loans. PCI loans are accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under FASB ASC Topic 805 and FASB ASC Topic 310-30, PCI loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. Fair value is defined as the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. Default rates, loss severity, and prepayment speed assumptions are periodically reassessed and our estimate of future payments is adjusted accordingly. The difference between contractual future payments and estimated future payments is referred to as the nonaccretable difference. The difference between estimated future payments and the present value of the estimated future payments is referred to as the accretable yield. The accretable yield represents the amount that is expected to be recorded as interest income over the remaining life of the loan. If after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be more than originally estimated, an increase in the discount rate (effective yield) would be made such that the newly increased accretable yield would be recognized, on a level yield basis, over the remaining estimated life of the loan. If, after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be less than previously estimated, the discount rate would first be reduced until the present value of the reduced cash flow estimate equals the previous present value however, the discount rate may not be lowered below its original level at acquisition. If the discount rate has been lowered to its original level and the present value has not been sufficiently lowered, an allowance for loan loss would be established through a provision for loan losses charged to expense to decrease the present value to the required level. If the estimated cash flows improve after an allowance has been established for a loan, the allowance may be partially or fully reversed depending on the improvement in the estimated cash flows. Only after the allowance has been fully reversed may the discount rate be increased. PCI loans are put on nonaccrual status when cash flows cannot be reasonably estimated. PCI loans on nonaccrual status are accounted for using the cost recovery method or cash basis method of income recognition. PCI loans are charged off when evidence suggests cash flows are not recoverable. Foreclosed assets from PCI loans are recorded in foreclosed assets at fair value with the fair value at time of foreclosure representing cash flow from the loan. ASC 310-30 allows PCI loans with similar risk characteristics and acquisition time frame to be “pooled” and have their cash flows aggregated as if they were one loan. The Company elected to use the “pooled” method of ASC 310-30 for PCI – other loans in the acquisition of certain assets and liabilities of Granite Community Bank, N.A. (“Granite”) during 2010 and Citizens Bank of Northern California (“Citizens”) during 2011.

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

Indemnification Asset

The Company accounts for amounts receivable or payable under its loss-share agreements entered into with the FDIC in connection with its purchase and assumption of certain assets and liabilities of Granite as indemnification assets in accordance with FASB ASC Topic 805, Business Combinations. FDIC indemnification assets are initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreements. The difference between the fair value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into noninterest income over the life of the FDIC indemnification asset. FDIC indemnification assets are reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolios. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered assets over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

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

Recent Accounting Pronouncements

FASB issued ASU No. 2014-04, Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. ASU 2014-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 requires expanded disclosures for discontinued operations that provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting, and provide users with information about the financial effects of significant disposals that do not qualify for discontinued operations reporting. The amendments in ASU 2014-08 include several changes to the Accounting Standards Codification to improve the organization and readability of Subtopic 205-20 and Subtopic 360-10, Property, Plant, and Equipment—Overall. ASU 2014-08 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. ASU 2014-08 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

TriCo has agreed to appoint three North Valley Bancorp directors to TriCo’s board upon closing of the merger. The merger is expected to be completed in the third quarter of 2014, subject to approval of the merger by shareholders of both companies, receipt of required regulatory and other approvals and satisfaction of customary closing conditions.

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

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$86,803	$4,226	$(242)	$90,787
Obligations of states and political subdivisions	4,489	76	—	4,565
Corporate debt securities	1,880	37	—	1,917

Total securities available for sale	$93,172	$4,339	$(242)	$97,269

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$331,892	$1,327	$(3,154)	$330,065
Obligations of states and political subdivisions	12,631	—	(730)	11,901

Total securities held to maturity	$344,523	$1,327	$(3,884)	$341,966

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$93,055	$4,445	$(357)	$97,143
Obligations of states and political subdivisions	5,513	77	(1)	5,589
Corporate debt securities	1,877	38	—	1,915

Total securities available for sale	$100,445	$4,560	$(358)	$104,647

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$227,864	$298	$(5,540)	$222,622
Obligations of states and political subdivisions	12,640	—	(1,455)	11,185

Total securities held to maturity	$240,504	$298	$(6,995)	$233,807

No investment securities were sold during the three months ended March 31, 2014 or the year ended December 31, 2013. Investment securities with an aggregate carrying value of $58,870,000 and $62,064,000 at March 31, 2014 and December 31, 2013, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at March 31, 2014 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2014, obligations of U.S. government corporations and agencies with a cost basis totaling $418,695,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At March 31, 2014, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 5.8 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Investment Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$408	$432	—	—
Due after one year through five years	3,407	3,520	—	—
Due after five years through ten years	30,236	31,182	—	—
Due after ten years	59,121	62,135	$344,523	$341,966

Totals	$93,172	$97,269	$344,523	$341,966

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
March 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Securities available for sale:
Obligations of U.S. government corporations and agencies	$10,156	$(242)	—	—	$10,156	$(242)
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—

Total securities available for sale	$10,156	$(242)	—	—	$10,156	$(242)

Securities held to maturity:
Obligations of U.S. government corporations and agencies	$163,349	$(3,154)	—	—	$163,349	$(3,154)
Obligations of states and political subdivisions	11,901	(730)	—	—	11,901	(730)

Total securities held to maturity	$175,250	$(3,884)	—	—	$175,250	$(3,884)

	Less than 12 months		12 months or more		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Securities available for sale:
Obligations of U.S. government corporations and agencies	$10,287	$(357)	—	—	$10,287	$(357)
Obligations of states and political subdivisions	199	(1)	—	—	199	(1)
Corporate debt securities	—	—	—	—	—	—

Total securities available for sale	$10,486	$(358)	—	—	$10,486	$(358)

Securities held to maturity:
Obligations of U.S. government corporations and agencies	$188,218	$(5,540)	—	—	$188,218	$(5,540)
Obligations of states and political subdivisions	11,185	(1,455)	—	—	11,185	(1,455)

Total securities held to maturity	$199,403	$(6,995)	—	—	$199,403	$(6,995)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2014, 24 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 1.92% from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2014, 14 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 5.78% from the Company’s amortized cost basis.

Corporate debt securities: At March 31, 2014, no corporate debt securities had unrealized losses.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	March 31, 2014
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$134,624	$56,700	—	$4,502	$195,826
Commercial	844,458	55,797	—	30,217	930,472

Total mortgage loan on real estate	979,082	112,497	—	34,719	1,126,298
Consumer:
Home equity lines of credit	314,832	13,105	$6,030	3,835	337,802
Home equity loans	15,031	265	—	480	15,776
Auto Indirect	575	—	—	—	575
Other	25,653	1,905	—	75	27,633

Total consumer loans	356,091	15,275	6,030	4,390	381,786
Commercial	112,518	621	14	6,265	119,418
Construction:
Residential	35,946	—	—	1,448	37,394
Commercial	22,100	—	—	56	22,156

Total construction	58,046	—	—	1,504	59,550

Total loans, net of deferred loan fees and discounts	$1,505,737	$128,393	$6,044	$46,878	$1,687,052

Total principal balance of loans owed, net of charge-offs	$1,509,644	$136,049	$16,096	$55,328	$1,717,117
Unamortized net deferred loan fees	(3,907)				(3,907)
Discounts to principal balance of loans owed, net of charge-offs	—	(7,656)	(10,052)	(8,450)	(26,158)

Total loans, net of unamortized deferred loan fees and discounts	$1,505,737	$128,393	$6,044	$46,878	$1,687,052

Noncovered loans	$1,505,737	$128,393	$6,044	$19,499	$1,667,553
Covered loans	—	—	—	27,379	27,379

Total loans, net of unamortized deferred loan fees and discounts	$1,505,737	$128,393	$6,044	$46,878	$1,687,052

Allowance for loan losses	$(31,075)	$(3,185)	$(382)	$(3,680)	$(38,322)

Note 4 – Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2013
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$129,882	$60,475	—	$4,656	$195,013
Commercial	824,912	57,678	—	30,260	912,850

Total mortgage loan on real estate	954,794	118,153	—	34,916	1,107,863
Consumer:
Home equity lines of credit	316,207	13,576	$6,200	3,883	339,866
Home equity loans	13,849	253	—	486	14,588
Auto Indirect	946	—	—	—	946
Other	25,608	2,074	—	81	27,763

Total consumer loans	356,610	15,903	6,200	4,450	383,163
Commercial	124,650	693	19	6,516	131,878
Construction:
Residential	30,367	—	—	1,566	31,933
Commercial	17,125	—	—	45	17,170

Total construction	47,492	—	—	1,611	49,103

Total loans, net of deferred loan fees and discounts	$1,483,546	$134,749	$6,219	$47,493	$1,672,007

Total principal balance of loans owed, net of charge-offs	$1,487,240	$142,786	$16,475	$56,879	$1,703,380
Unamortized net deferred loan fees	(3,694)	—	—	—	(3,694)
Discounts to principal balance of loans owed, net of charge-offs	—	(8,037)	(10,256)	(9,386)	(27,679)

Total loans, net of unamortized deferred loan fees and discounts	$1,483,546	$134,749	$6,219	$47,493	$1,672,007

Noncovered loans	$1,483,546	$134,749	$6,219	$19,581	$1,644,095
Covered loans	—	—	—	27,912	27,912

Total loans, net of unamortized deferred loan fees and discounts	$1,483,546	$134,749	$6,219	$47,493	$1,672,007

Allowance for loan losses	$(31,354)	$(2,850)	$(385)	$(3,656)	$(38,245)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Three months ended March 31,
	2014	2013
Change in accretable yield:
Balance at beginning of period	$18,232	$22,337
Accretion to interest income	(1,631)	(1,623)
Reclassification (to) from nonaccretable difference	837	(23)

Balance at end of period	$17,438	$20,691

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three Months Ended March 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Beginning balance	$3,154	$9,700	$16,375	$1,208	$66	$589	$4,331	$1,559	$1,263	$38,245
Charge-offs	(135)	(13)	(178)	—	—	(127)	(239)	(4)	(69)	(765)
Recoveries	—	172	329	2	12	183	873	511	115	2,197
(Benefit) provision	(39)	16	(160)	81	(33)	(55)	(829)	(565)	229	(1,355)

Ending balance	$2,980	$9,875	$16,366	$1,291	$45	$590	$4,136	$1,501	$1,538	$38,322

Ending balance:
Individ. evaluated for impairment	$666	$968	$1,394	$178	$1	$4	$626	$104	—	$3,941

Loans pooled for evaluation	$1,962	$8,129	$14,489	$1,113	$44	$586	$2,194	$769	$1,033	$30,319

Loans acquired with deteriorated credit quality	$352	$778	$484	—	—	—	$1,316	$627	$505	$4,062

	Loans, net of unearned fees – As of March 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Ending balance:
Total loans	$195,826	$930,472	$337,802	$15,776	$575	$27,633	$119,418	$37,394	$22,156	$1,687,052

Individ. evaluated for impairment	$7,322	$59,613	$7,091	$774	$49	$101	$2,537	$2,793	$19	$80,299

Loans pooled for evaluation	$184,002	$840,642	$320,846	$14,522	$526	$27,457	$110,602	$33,153	$22,081	$1,553,831

Loans acquired with deteriorated credit quality	$4,502	$30,217	$9,865	$480	—	$75	$6,279	$1,448	$56	$52,922

	Allowance for Loan Losses - Year Ended December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Beginning balance	$3,523	$8,782	$21,367	$1,155	$243	$696	$4,703	$1,400	$779	$42,648
Charge-offs	(46)	(2,038)	(2,651)	(94)	(68)	(887)	(1,599)	(20)	(140)	(7,543)
Recoveries	345	994	1,053	41	195	759	340	63	65	3,855
(Benefit) provision	(668)	1,962	(3,394)	106	(304)	21	887	116	559	(715)

Ending balance	$3,154	$9,700	$16,375	$1,208	$66	$589	$4,331	$1,559	$1,263	$38,245

Ending balance:
Individ. evaluated for impairment	$775	$1,198	$1,140	$169	$1	$8	$585	$91	$8	$3,975

Loans pooled for evaluation	$2,039	$7,815	$14,749	$1,039	$65	$581	$2,402	$751	$789	$30,230

Loans acquired with deteriorated credit quality	$340	$687	$486	—	—	—	$1,344	$717	$466	$4,040

	Loans, net of unearned fees – As of December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Ending balance:
Total loans	$195,013	$912,850	$339,866	$14,588	$946	$27,763	$131,878	$31,933	$17,170	$1,672,007

Individ. evaluated for impairment	$7,342	$59,936	$6,918	$778	$60	$90	$3,177	$2,756	$178	$81,235

Loans pooled for evaluation	$183,015	$822,654	$322,865	$13,324	$886	$27,592	$122,166	$27,611	$16,947	$1,537,060

Loans acquired with deteriorated credit quality	$4,656	$30,260	$10,083	$486	—	$81	$6,535	$1,566	$45	$53,712

Note 5 – Allowance for Loan Losses (continued)

	Allowance for Loan Losses – Three Months Ended March 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Beginning balance	$3,523	$8,782	$21,367	$1,155	$243	$696	$4,703	$1,400	$779	$42,648
Charge-offs	(7)	(803)	(766)	(26)	(25)	(273)	(790)	(20)	(61)	(2,771)
Recoveries	—	353	290	9	85	224	70	61	6	1,098
Provision (benefit)	(173)	1,078	(1,568)	(1)	(155)	(84)	252	(105)	(352)	(1,108)

Ending balance	$3,343	$9,410	$19,323	$1,137	$148	$563	$4,235	$1,336	$372	$39,867

Ending balance:
Individ. evaluated for impairment	$479	$1,804	$1,613	$50	$7	$8	$823	$219	$42	$5,045

Loans pooled for evaluation	$2,498	$7,326	$16,496	$1,006	$141	$555	$1,935	$438	$125	$30,520

Loans acquired with deteriorated credit quality	$366	$280	$1,214	$81	—	—	$1,477	$679	$205	$4,302

	Loans, net of unearned fees – As of March 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Ending balance:
Total loans	$135,960	$874,289	$333,044	$13,083	$2,821	$27,115	$115,483	$19,521	$11,046	$1,532,362

Individ. evaluated for impairment	$6,238	$64,812	$8,721	$576	$176	$97	$5,867	$3,410	$343	$90,240

Loans pooled for evaluation	$124,712	$777,466	$311,258	$12,304	$2,645	$26,993	$101,187	$11,088	$9,566	$1,377,219

Loans acquired with deteriorated credit quality	$5,010	$32,011	$13,065	$203	—	$25	$8,429	$5,023	$1,137	$64,903

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

The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:

•	Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•	Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.

•	Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.

•	Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

•	Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

Note 5 – Allowance for Loan Losses (continued)

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators – As of March 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loans:
Pass	$125,171	$788,428	$300,335	$13,446	$420	$24,743	$110,043	$31,427	$21,908	$1,415,921
Special mention	1,379	15,186	4,502	457	78	667	794	95	143	23,301
Substandard	8,074	40,844	9,995	1,128	77	243	1,681	4,424	49	66,515
Loss	—	—	—	—	—	—	—	—	—	—

Total originated	$134,624	$844,458	$314,832	$15,031	$575	$25,653	$112,518	$35,946	$22,100	$1,505,737

PNCI loans:
Pass	$56,096	$46,937	$12,039	$155	—	$1,869	$319	—	—	$117,415
Special mention	—	5,821	334	—	—	2	302	—	—	6,459
Substandard	604	3,039	732	110	—	34	—	—	—	4,519
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI	$56,700	$55,797	$13,105	$265	—	$1,905	$621	—	—	$128,393

PCI loans	$4,502	$30,217	$9,865	$480	—	$75	$6,279	$1,448	$56	$52,922

Total loans	$195,826	$930,472	$337,802	$15,776	$575	$27,633	$119,418	$37,394	$22,156	$1,687,052

	Credit Quality Indicators – As of December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loans:
Pass	$121,969	$768,596	$203,232	$12,284	$717	$24,653	$121,580	$25,836	$16,571	$1,394,438
Special mention	1,265	15,862	4,529	504	118	756	938	96	343	24,411
Substandard	6,648	40,454	9,446	1,061	111	196	2,122	4,435	211	64,684
Loss	—	—	—	—	—	3	10	—	—	13

Total originated	$129,882	$824,912	$316,207	$13,849	$946	$25,608	$124,650	$30,367	$17,125	$1,483,546

PNCI loans:
Pass	$59,798	$48,548	$12,716	$253	—	$2,020	$380	—	—	$123,715
Special mention	—	5,810	195	—	—	18	313	—	—	6,336
Substandard	677	3,320	665	—	—	36	—	—	—	4,698
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI	$60,475	$57,678	$13,576	$253	—	$2,074	$693	—	—	$134,749

PCI loans	$4,656	$30,260	$10,083	$486	—	$81	$6,535	$1,566	$45	$53,712

Total loans	$195,013	$912,850	$339,866	$14,588	$946	$27,763	$131,878	$31,933	$17,170	$1,672,007

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

Note 5 – Allowance for Loan Losses (continued)

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of March 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loan balance:
Past due:
30-59 Days	$2,003	$2,496	$1,243	$341	$5	$55	$1,328	—	$5,688	$13,159
60-89 Days	314	27	810	76	—	11	115	—	—	1,353
> 90 Days	383	3,771	1,234	192	27	25	340	13	—	5,985

Total past due	$2,700	$6,294	$3,287	$609	$32	$91	$1,783	$13	$5,688	$20,497
Current	131,924	838,164	311,545	14,422	543	25,562	110,735	35,933	16,412	1,485,240

Total orig. loans	$134,624	$844,458	$314,832	$15,031	$575	$25,653	$112,518	$35,946	$22,100	$1,505,737

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$4,533	$30,773	$4,912	$716	$44	$38	$789	$2,510	$19	$44,334

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of March 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
PNCI loan balance:
Past due:
30-59 Days	—	—	$37	—	—	$35	—	—	—	$72
60-89 Days	—	—	—	—	—	—	—	—	—	—
> 90 Days	—	$352	—	—	—	—	—	—	—	352

Total past due	—	$352	$37	—	—	$35	—	—	—	$424

Current	$56,700	55,445	13,068	$265	—	1,870	$621	—	—	127,969

Total PNCI loans	$56,700	$55,797	$13,105	$265	—	$1,905	$621	—	—	$128,393

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$195	$870	$491	—	—	$34	—	—	—	$1,590

Note 5 – Allowance for Loan Losses (continued)

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loan balance:
Past due:
30-59 Days	$2,272	$2,304	$3,121	$264	$24	$40	$296	—	—	$8,321
60-89 Days	284	—	1,070	16	1	16	76	—	$198	1,661
> 90 Days	447	2,213	1,050	312	33	7	749	13	—	4,824

Total past due	$3,003	$4,517	$5,241	$592	$58	$63	$1,121	$13	$198	$14,806
Current	126,879	820,395	310,966	13,257	888	25,545	123,529	30,354	16,927	1,468,740

Total orig. loans	$129,882	$824,912	$316,207	$13,849	$946	25,608	$124,650	$30,367	$17,125	$1,483,546

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$4,697	$30,732	$4,972	$719	$54	$26	$1,280	$2,473	$178	$45,131

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
PNCI loan balance:
Past due:
30-59 Days	$799	$512	$313	—	—	$49	—	—	—	$1,673
60-89 Days	—	352	38	—	—	—	—	—	—	390
> 90 Days	—	217	—	—	—	—	—	—	—	217

Total past due	$799	$1,081	$351	—	—	$49	—	—	—	$2,280
Current	59,676	56,597	13,225	$253	—	2,025	$693	—	—	132,469

Total PNCI loans	$60,475	$57,678	$13,576	$253	—	$2,074	$693	—	—	$134,749

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$262	$1,139	$429	—	—	$36	—	—	—	$1,866

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

	Impaired Originated Loans – As of, or for the Three Months Ended, March 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$4,349	$53,996	$3,386	$541	$45	$32	$1,105	$87	$19	$63,560

Unpaid principal	$6,532	$59,159	$6,833	$921	$82	$37	$1,120	$225	$101	$75,010

Average recorded Investment	$4,206	$57,403	$3,972	$483	$66	$21	$1,370	$1,415	$39	$68,975

Interest income Recognized	$14	$340	$2	—	—	—	$15	—	—	$371

With an allowance recorded:
Recorded investment	$2,457	$4,599	$3,214	$234	$4	$5	$1,421	$2,707	—	$14,641

Unpaid principal	$2,528	$5,240	$3,449	$300	$5	$6	$1,509	$6,773	—	$19,810

Related allowance	$502	$855	$1,228	$178	$1	$1	$626	$104	—	$3,495

Average recorded Investment	$2,353	$5,773	$3,057	$170	$7	$7	$1,766	$1,497	$151	$14,781

Interest income Recognized	$13	$25	$14	$1	—	—	$13	$5	—	$71

Note 5 – Allowance for Loan Losses (continued)

	Impaired PNCI Loans – As of, or for the Three Months Ended, March 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$84	$870	$326	—	—	$34	$11	—	—	$1,325

Unpaid principal	$84	$3,044	$336	—	—	$45	$11	—	—	$3,520

Average recorded Investment	$58	$905	$339	—	—	$37	$9	—	—	$1,348

Interest income Recognized	$2	—	$6	—	—	—	—	—	—	$8

With an allowance recorded:
Recorded investment	$432	$148	$166	—	—	$28	—	—	—	$774

Unpaid principal	$443	$149	$172	—	—	$28	—	—	—	$792

Related allowance	$164	$113	$166	—	—	$3	—	—	—	$446

Average recorded Investment	$334	$157	$195	—	—	$28	—	—	—	$714

Interest income Recognized	$2	$2	—	—	—	—	—	—	—	$4

	Impaired Originated Loans – As of, or for the Year Ended, December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$4,366	$53,352	$3,710	$552	$55	$16	$1,648	$2,473	$69	$66,241

Unpaid principal	$6,489	$58,894	$7,299	$1,249	$123	$21	$1,665	$6,611	$138	$82,489

Average recorded Investment	$4,123	$58,205	$4,410	$463	$93	$18	$2,154	$1,567	$83	$71,116

Interest income Recognized	$74	$1,154	$25	$1	$2	—	$101	—	—	$1,758

With an allowance recorded:
Recorded investment	$2,630	$5,296	$2,779	$226	$4	$10	$1,517	$284	$109	$12,855

Unpaid principal	$2,689	$5,659	$3,053	$291	$6	$10	$1,616	$284	$288	$13,896

Related allowance	$648	$1,084	$968	$169	$1	$5	$585	$91	$7	$3,558

Average recorded Investment	$2,245	$6,077	$3,064	$141	$12	$7	$1,817	$1,499	$188	$15,050

Interest income Recognized	$85	$168	$86	$5	—	$1	$63	$19	—	$427

	Impaired PNCI Loans – As of, or for the Year Ended, December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$148	$1,139	$227	—	—	$36	$12	—	—	$1,562

Unpaid principal	$158	$3,323	$287	—	—	$45	$12	—	—	$3,825

Average recorded Investment	$37	$1,005	$333	—	—	$39	$7	—	—	$1,421

Interest income Recognized	$6	$32	—	—	—	—	$1	—	—	$39

With an allowance recorded:
Recorded investment	$198	$149	$203	—	—	$28	—	—	—	$578

Unpaid principal	$207	$149	$215	—	—	$28	—	—	—	$599

Related allowance	$128	$114	$172	—	—	$3	—	—	—	$417

Average recorded Investment	$275	$250	$162	—	—	$29	—	—	—	$716

Interest income Recognized	$3	$9	$3	—	—	$1	—	—	—	$16

Note 5 – Allowance for Loan Losses (continued)

	Impaired Originated Loans – As of, or for the Three Months Ended, March 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$4,017	$57,206	$5,138	$460	$151	$23	$4,240	$696	$195	$72,126

Unpaid principal	$6,192	$62,263	$8,437	$1,110	$292	$40	$5,392	$1,442	$426	$85,594

Average recorded Investment	$3,769	$61,619	$4,690	$411	$157	$21	$4,239	$2,125	$240	$77,271

Interest income Recognized	$7	$362	$5	—	$1	—	$11	—	—	$386

With an allowance recorded:
Recorded investment	$2,025	$5,816	$3,244	$116	$25	$4	$1,626	$2,713	$149	$15,718

Unpaid principal	$2,252	$6,095	$4,086	$166	$32	$4	$1,680	$6,680	$181	$21,176

Related allowance	$447	$1,296	$1,576	$50	$7	$4	$823	$219	$42	$4,464

Average recorded Investment	$2,446	$4,537	$4,328	$142	$30	$17	$2,975	$1,378	$236	$16,089

Interest income Recognized	$15	$47	$16	$1	—	—	$19	$5	$1	$104

	Impaired PNCI Loans – As of, or for the Three Months Ended, March 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	—	$1,271	$302	—	—	$41	—	—	—	$1,614

Unpaid principal	—	$3,300	$343	—	—	$46	—	—	—	$3,689

Average recorded Investment	—	$1,370	$334	—	—	$21	—	—	—	$1,725

Interest income Recognized	—	$4	—	—	—	—	—	—	—	$4

With an allowance recorded:
Recorded investment	$197	$519	$37	—	—	$29	—	—	—	$782

Unpaid principal	$224	$519	$41	—	—	$29	—	—	—	$813

Related allowance	$32	$508	$37	—	—	$4	—	—	—	$581

Average recorded Investment	$198	$420	$38	—	—	$51	—	—	—	$707

Interest income Recognized	$1	$7	—	—	—	$1	—	—	—	$9

At March 31, 2014, $56,179,000 of Originated loans were TDRs and classified as impaired. The Company had obligations to lend $1,000 of additional funds on these TDRs as of March 31, 2014. At March 31, 2014, $1,179,000 of PNCI loans were TDRs and classified as impaired. The Company had no obligations to lend additional funds on these TDRs as of March 31,2014.

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

Note 5 – Allowance for Loan Losses (continued)

The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the Three Months Ended March 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Number	2	2	2	—	—	—	1	1	1	9
Pre-mod outstanding principal balance	$695	$256	$279	—	—	—	$38	$102	$118	$1,488
Post-mod outstanding principal balance	$695	$259	$279	—	—	—	$38	$85	$100	$1,456
Financial impact due to TDR taken as additional provision	$37	$9	—	—	—	—	$18	—	—	$64
Number that defaulted during the period	—	1	—	—	—	—	1	—	—	2
Recorded investment of TDRs that defaulted during the period	—	$260	—	—	—	—	$116	—	—	$376
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	$(8)	—	—	$(8)

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the periods indicated:

	TDR Information for the Three Months Ended March 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Number	—	—	3	—	—	—	—	—	—	3
Pre-mod outstanding principal balance	—	—	$257	—	—	—	—	—	—	$257
Post-mod outstanding principal balance	—	—	$260	—	—	—	—	—	—	$260
Financial impact due to TDR taken as additional provision	—	—	—	—	—	—	—	—	—	—
Number that defaulted during the period	—	—	—	—	—	—	—	—	—	—
Recorded investment of TDRs that defaulted during the period	—	—	—	—	—	—	—	—	—	—
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

Modifications classified as TDR can include one or a combination of the following: rate modifications, term extensions, interest only modifications, either temporary or long-term, payment modifications, and collateral substitutions/additions.

For all new TDR, an impairment analysis is conducted. If the loan is determined to be collateral dependent, any additional amount of impairment will be calculated based on the difference between estimated collectible value and the current carrying balance of the loan. This difference could result in an increased provision and is typically charged off. If the asset is determined not to be collateral dependent, the impairment is measured on the net present value difference between the expected cash flows of the restructured loan and the cash flows which would have been received under the original terms. The effect of this could result in a requirement for additional provision to the reserve. The effect of these required provisions for the period are indicated above.

Typically if a TDR defaults during the period, the loan is then considered collateral dependent and, if it was not already considered collateral dependent, an appropriate provision will be reserved or charge will be taken. The additional provisions required resulting from default of previously modified TDR’s are noted above.

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$5,588	$674	$6,262	$5,957	$1,541	$7,498
Additions/transfers from loans	1,175	—	1,175	5,473	263	5,736
Dispositions/sales	(4,186)	—	(4,186)	(6,816)	(267)	(7,083)
Valuation adjustments	(26)	(10)	(36)	(27)	—	(27)

Ending balance, net	$2,551	$664	$3,215	$4,587	$1,537	$6,124

Ending valuation allowance	$111	$10	$121	$984	$488	$1,472

Ending number of foreclosed assets	22	4	26	33	4	37

Proceeds from sale of foreclosed assets	$5,413	—	$5,413	$7,354	$280	$7,635

Gain on sale of foreclosed assets	$1,227	—	1,227	$538	$13	$551

Note 7 - Premises and Equipment

Premises and equipment were comprised of:

	March 31, 2014	December 31, 2013
	(In thousands)
Land & land improvements	$5,990	$5,975
Buildings	30,291	30,103
Furniture and equipment	28,838	27,881

	65,119	63,959
Less: Accumulated depreciation	(33,168)	(32,397)

	31,951	31,562
Construction in progress	53	50

Total premises and equipment	$32,004	$31,612

Depreciation expense for premises and equipment amounted to $1,180,000 and $741,000 for the three months ended March 31, 2014 and 2013, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Three months ended March 31,
	2014	2013
Beginning balance	$52,309	$50,582
Increase in cash value of life insurance	397	427

Ending balance	$52,706	$51,009

End of period death benefit	$94,999	$95,513
Number of policies owned	133	133
Insurance companies used	6	6
Current and former employees and directors covered	36	36

As of March 31, 2014, the Bank was the owner and beneficiary of 133 life insurance policies, issued by six life insurance companies, covering 36 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these condensed consolidated financial statements for additional information on JBAs.

Note 9 - Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of December 31, 2013 and 2012.

(Dollar in Thousands)	March 31, 2014	Additions	Reductions	December 31, 2013
Goodwill	$15,519	—	—	$15,519

The following table summarizes the Company’s core deposit intangibles as of December 31, 2013 and 2012.

(Dollar in Thousands)	March 31, 2014	Additions	Reductions/ Amortization	Fully Depreciated	December 31, 2013
Core deposit intangibles	$1,460	—	—	—	$1,460
Accumulated amortization	(629)	—	$(52)	—	(577)

Core deposit intangibles, net	$831	—	$(52)	—	$883

The Company recorded additions to its core deposit intangibles of $898,000 in conjunction with the Citizens acquisition on September 23, 2011 and $562,000 in conjunction with the Granite acquisition on May 28, 2010. The following table summarizes the Company’s estimated core deposit intangible amortization (dollars in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2014	$209
2015	209
2016	209
2017	209
2018	$47
Thereafter	—

Note 10 - Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights (“MSR,”) for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2014	2013
Balance at beginning of period	$6,165	$4,552
Additions	123	493
Change in fair value	(181)	(61)

Balance at end of period	$6,107	$4,984

Contractually specified servicing fees, late fees and ancillary fees earned	$420	$417
Balance of loans serviced at:
Beginning of period	$680,197	$666,512
End of period	$672,341	$680,447
Weighted-average prepayment speed (CPR)	10.6%	17.3%
Weighted-average discount rate	10.0%	10.0%

The changes in fair value of MSRs that occurred during the three months ended March 31, 2014 and 2013 were mainly due to changes in principal balances and changes in estimate life of the MSRs.

Note 11 - Indemnification Asset

A summary of the activity in the balance of indemnification asset (included in other assets) follows (in thousands):

	Three months ended March 31,
	2014	2013
Beginning balance	$206	$1,997
Effect of actual and estimated future covered losses and recoveries	(468)	(35)
Reimbursable (revenue) expenses incurred	59	(39)
Payments (received from) made to FDIC	(17)	(116)

Ending balance	$(220)	$1,807

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	March 31, 2014	December 31, 2013
Deferred tax asset, net	$27,970	$26,781
Prepaid expense	2,519	2,131
Software	1,346	1,318
Advanced compensation	1,155	1,175
TriCo Capital Trust I & II	1,238	1,238
Indemnification asset (Note 11)	(220)	206
Miscellaneous other assets	1,049	3,237

Total other assets	$35,057	$36,086

Note 13 – Deposits

A summary of the balances of deposits follows (in thousands):

	March 31 2014	December 31, 2013
Noninterest-bearing demand	$728,492	$789,458
Interest-bearing demand	554,296	533,351
Savings	856,811	798,986
Time certificates, $100,000 and over	144,733	157,647
Other time certificates	126,788	131,041

Total deposits	$2,411,120	$2,410,483

Certificate of deposit balances of $5,000,000 from the State of California were included in time certificates, $100,000 and over, each of March 31, 2014 and December 31, 2013. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $957,000 and $1,212,000 were classified as consumer loans at March 31, 2014 and December 31, 2013, respectively.

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Three months ended,
	2014	2013
Balance at beginning of period	$2,415	$3,615
Provision for losses – Unfunded commitments	(185)	(440)

Balance at end of period	$2,230	$3,175

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	March 31, 2014	December 31, 2013
Deferred compensation	$7,351	$7,357
Pension liability	14,863	14,634
Joint beneficiary agreements	2,686	2,623
Miscellaneous other liabilities	11,135	7,097

Total other liabilities	$36,035	$31,711

Note 16 - Other Borrowings

A summary of the balances of other borrowings follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Other collateralized borrowings, fixed rate, as of March 31, 2014 of 0.05%, payable on April 1, 2014	$6,719	$6,335

Total other borrowings	$6,719	$6,335

The Company did not enter into any repurchase agreements during the three months ended March 31, 2014 or the year ended December 31, 2013.

The Company had $6,719,000 and $6,335,000 of other collateralized borrowings at March 31, 2014 and December 31, 2013, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of March 31, 2014, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $6,719,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at March 31, 2014, this line provided for maximum borrowings of $605,708,000 of which none was outstanding, leaving $605,708,000 available. As of March 31, 2014, the Company has designated loans totaling $1,117,794,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the San Francisco Federal Reserve Bank. As of March 31, 2014, this line provided for maximum borrowings of $105,090,000 of which none was outstanding, leaving $105,090,000 available. As of March 31, 2014, the Company has designated investment securities with fair value of $43,000 and loans totaling $140,507,000 as potential collateral under this collateralized line of credit with the San Francisco Federal Reserve Bank.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $10,000,000 for federal funds transactions at March 31, 2014.

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

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust I are reflected as junior subordinated debt in the consolidated balance sheets. The common stock issued by TriCo Capital Trust I are recorded in other assets in the consolidated balance sheets. As of March 31, 2014, The TriCo Capital Trust I debentures carried an interest rate of 3.29%.

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

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust II are reflected as junior subordinated debt in the consolidated balance sheets. The common stock issued by TriCo Capital Trust II is recorded in other assets in the consolidated balance sheets. As of March 31, 2014, The TriCo Capital Trust II debentures carried an interest rate of 2.79%.

The debentures issued by TriCo Capital Trust I and TriCo Capital Trust II, less the common securities of TriCo Capital Trust I and TriCo Capital Trust II, continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System.

Note 18 - Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $41,758,000 and $38,359,000 were maintained to satisfy Federal regulatory requirements at March 31, 2014 and December 31, 2013. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

Lease Commitments— The Company leases 42 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The Company currently does not have any capital leases.

Note 18 - Commitments and Contingencies (continued)

At December 31, 2013, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
(in thousands)
2014	$2,452
2015	1,706
2016	1,154
2017	791
2018	429
Thereafter	1,235

Future minimum lease payments	$7,767

Rent expense under operating leases was $755,000 and $810,000 during the three months ended March 31, 2014 and 2013, respectively. Rent expense was offset by rent income of $54,000 and $54,000 during the three months ended March 31, 2014 and 2013, respectively.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	March 31, 2014	December 31, 2013
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$148,351	$136,986
Consumer loans	361,841	360,194
Real estate mortgage loans	37,832	35,309
Real estate construction loans	26,701	22,897
Standby letters of credit	5,312	2,601
Deposit account overdraft privilege	68,121	68,932

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

Legal Proceedings— The Bank owns 10,214 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4206 per Class A share. As of March 31, 2014, the value of the Class A shares was $215.86 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $927,000 as of March 31, 2014, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On September 27, 2012, the Company announced that the Bank entered into a tentative settlement with a former employee who filed a class action lawsuit against the Bank in the Superior Court of California, Kern County on behalf of herself and a putative class of current and former Bank employees serving as assistant branch managers seeking undisclosed damages, alleging that the Bank improperly classified its assistant branch managers as exempt employees under California laws. The lawsuit alleges claims for: failure to pay overtime compensation; failure to provide meal periods; failure to provide rest periods; failure to provide accurate wage statements; failure to provide suitable seating; declaratory relief; accounting; and unfair business practices in violation of California Business and Professions Code section 17200. On September 26, 2012, after efforts to mediate the claim, the Bank and the former employee agreed to settle the case in an amount ranging from $2,039,500 to $2,500,000, depending primarily on the number of class participants who file claims, and pending final approval by the court, including determination of the method to allocate settlement payments among current and former employees who are members of the defined settlement class, and the portion of the total settlement allocable to attorney’s fees and costs to plaintiff’s counsel. On September 26, 2012, the Bank recorded a $2,090,000 expense and accrued liability in anticipation of approval of this settlement by the court and estimated related payroll taxes. On May 7, 2013, the court preliminarily approved the settlement. On August 27, 2013, the court approved a final settlement agreement for $2,429,000, and the Bank recorded an additional $339,000 expense and accrued liability related to this matter. During September 2013, the Bank paid the settlement amount.

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

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $2,050,000 and $1,700,000 during the three months ended March 31, 2014 and 2013 respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight. Absent approval from the Commissioner of the Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2013, the Bank may pay dividends of $44,548,000.

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

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of March 31, 2014, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the three months ended March 31, 2014 and 2013, employees tendered 100,385 and 15,647 shares, respectively, of the Company’s common stock with market value of $2,482,000, and $262,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are included in the total of stock repurchased under the stock repurchase plan announced on August 21, 2007.

Note 20 - Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit awards and stock appreciation rights. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of March 31, 2014, 687,500 options for the purchase of common shares remain outstanding, and 937,500 were available for grant, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of March 31, 2014, 414,850 options for the purchase of common shares were outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Stock option activity during the three months ended March 31, 2014 is summarized in the following table:

	Number of Shares	Option Price per Share			Weighted Average Exercise Price	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2013	1,246,370	$12.63	to	$25.91	$18.04
Options granted	—	—	to	—	—	—
Options exercised	(144,020)	$14.54	to	$20.58	$17.35
Options forfeited	—	—	to	—	—
Outstanding at March 31, 2014	1,102,350	$12.63	to	$25.91	$18.13

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of March 31, 2014:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	687,750	414,600	1,102,350
Weighted average exercise price	$18.92	$16.82	$18.13
Intrinsic value (in thousands)	$4,819	$3,777	$8,596
Weighted average remaining contractual term (yrs.)	4.5	8.1	5.9

The 414,600 options that are currently not exercisable as of March 31, 2014 are expected to vest, on a weighted-average basis, over the next 2.8 years, and the Company is expected to recognize $2,285,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2013 or the three months ended March 31, 2014.

Note 21 - Noninterest Income and Expense

The components of other noninterest income were as follows (in thousands):

	Three months ended March 31,
	2014	2013
Service charges on deposit accounts	$2,690	$3,140
ATM and interchange fees	2,013	1,875
Other service fees	520	559
Mortgage banking service fees	420	416
Change in value of mortgage servicing rights	(181)	(61)

Total service charges and fees	5,462	5,929

Gain on sale of loans	464	2,294
Commissions on sale of non-deposit investment products	771	761
Increase in cash value of life insurance	397	426
Change in indemnification asset	(412)	(101)
Gain on sale of foreclosed assets	1,227	551
Sale of customer checks	101	91
Lease brokerage income	107	117
Loss on disposal of fixed assets	(1)	(16)
Other	179	166

Total other noninterest income	2,833	4,289

Total noninterest income	$8,295	$10,218

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights, totaling $239,000 and $355,000 were recorded in service charges and fees noninterest income for the three months ended March 31, 2014 and 2013, respectively.

Note 21 - Noninterest Income and Expense (continued)

The components of noninterest expense were as follows (in thousands):

	Three months ended March 31,
	2014	2013
Base salaries, net of deferred loan origination costs	$8,866	$8,348
Incentive compensation	1,123	1,286
Benefits and other compensation costs	3,314	3,327

Total salaries and benefits expense	13,303	12,961

Occupancy	1,962	1,659
Equipment	1,036	1,034
Data processing and software	1,178	1,078
ATM network charges	643	496
Telecommunications	580	525
Postage	227	231
Courier service	234	167
Advertising	342	325
Assessments	521	606
Operational losses	177	117
Professional fees	739	486
Foreclosed assets expense	158	99
Provision for foreclosed asset losses	36	27
Change in reserve for unfunded commitments	(185)	(440)
Intangible amortization	52	52
Other	2,314	2,178

Total other noninterest expense	10,014	8,640

Total noninterest expense	$23,317	$21,601

Note 22 - Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended March 31,
	2014	2013
Federal statutory income tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	6.9	6.8
Tax-exempt interest on municipal obligations	(0.4)	(0.2)
Increase in cash value of insurance policies	(1.1)	(1.0)
Other	0.2	0.1

Effective Tax Rate	40.6%	40.7%

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

	Three months ended March 31,
(In thousands)	2014	2013
Net income	$7,365	$8,477
Average number of common shares outstanding	16,097	16,002
Effect of dilutive stock options	225	89

Average number of common shares outstanding used to calculate diluted earnings per share	16,322	16,091

Options excluded from diluted earnings per share because the effect of these options was antidilutive	101	856

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

	Three Months Ended March 31,
	2014	2013
(in thousands)
Unrealized holding (losses) gains on available for sale securities before reclassifications	$(105)	$(1,073)
Amounts reclassified out of accumulated other comprehensive income-	—	—

Unrealized holding (losses) gains on available for sale securities after reclassifications	(105)	(1,073)
Tax effect	45	452

Unrealized holding (losses) gains on available for sale securities, net of tax	(60)	(621)

Change in unfunded status of the supplemental retirement plans before reclassifications	—	—
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	5	—
Amortization of actuarial losses	4	—

Total amounts reclassified out of accumulated other comprehensive income	9	—

Change in unfunded status of the supplemental retirement plans after reclassifications	9	—
Tax effect	(4)	—

Change in unfunded status of the supplemental retirement plans, net of tax	5	—

Change in joint beneficiary agreement liability before reclassifications	—	—
Amounts reclassified out of accumulated other comprehensive income	—	—

Change in joint beneficiary agreement liability after reclassifications	—	—
Tax effect	—	—

Change in joint beneficiary agreement liability, net of tax	—	—

Total other comprehensive loss	$(55)	$(621)

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Net unrealized gains on available for sale securities	$4,097	$4,202
Tax effect	(1,722)	(1,767))

Unrealized holding gains on available for sale securities, net of tax	2,375	2,435

Unfunded status of the supplemental retirement plans	(778)	(787)
Tax effect	327	331

Unfunded status of the supplemental retirement plans, net of tax	(451)	(456)

Joint beneficiary agreement liability	(122)	(122)
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	(122)	(122)

Accumulated other comprehensive income	$1,802	$1,857

Note 25 - Retirement Plans

401(k) Plan

The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company does not contribute to the 401(k) Plan. The Company did not incur any material expenses attributable to the 401(k) Plan during 2013 or the three months ended March 31, 2014.

Employee Stock Ownership Plan

Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $195,000 and $295,000 during the three months ended March 31, 2014 and 2013, respectively, are included in salary expense. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans

The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $7,351,000 and $7,357,000 at March 31, 2014 and December 31, 2013, respectively. Earnings credits on deferred balances totaling $152,000 and $147,000 during the three months ended March 31, 2014 and 2013, respectively, are included in noninterest expense.

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

	Three months ended March 31,
	2014	2013
	(In thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$163	$185
Interest cost on projected benefit obligation	174	160
Amortization of net obligation at transition	—	—
Amortization of prior service cost	35	38
Recognized net actuarial loss	4	72

Net periodic pension cost	$376	$455

During the three months ended March 31, 2014 and 2013, the Company contributed and paid out as benefits $125,000 and $106,000, respectively, to participants under the plans. For the year ending December 31, 2014, the Company expects to contribute and pay out as benefits $569,000 to participants under the plans.

Note 26 - Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for 2014 and 2013 (in thousands):

Balance December 31, 2012	$2,368
Advances/new loans	1,154
Removed/payments	(886)

Balance December 31, 2013	$2,636
Advances/new loans	—
Removed/payments	(1,119)

Balance March 31, 2014	$1,517

Director Chrysler is a principal owner and CEO of Modern Building Inc. Modern Building Inc. provided construction services to the Company related to new and existing Bank facilities for aggregate payments of $509,000 during the three months ended March 31, 2014 and $4,261,000 during the year ended December 31, 2013.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at March 31, 2014	Total	Level 1	Level 2	Level 3
Securities available for sale:
Obligations of U.S. government corporations and agencies	$90,787	—	$90,787	—
Obligations of states and political subdivisions	4,565	—	4,565	—
Corporate debt securities	1,917	—	1,917	—
Mortgage servicing rights	6,107	—	—	$6,107

Total assets measured at fair value	$103,376	—	$97,269	$6,107

Fair value at December 31, 2013	Total	Level 1	Level 2	Level 3
Securities available for sale:
Obligations of U.S. government corporations and agencies	$97,143	—	$97,143	—
Obligations of states and political subdivisions	5,589	—	5,589	—
Corporate debt securities	1,915	—	1,915	—
Mortgage servicing rights	6,165	—	—	$6,165

Total assets measured at fair value	$110,812	—	$104,647	$6,165

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the three months ended March 31, 2014 or the year ended December 31, 2013.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the time periods indicated. Had there been any transfer into or out of Level 3 during the time periods indicated, the amount included in the “Transfers into (out of) Level 3” column would represent the beginning balance of an item in the period (interim quarter) during which it was transferred (in thousands):

Three months ended March 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2014: Mortgage servicing rights	$6,165	—	$(181)	$123	$6,107
2013: Mortgage servicing rights	$4,552	—	$(61)	$493	$4,984

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

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2014:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average

Mortgage Servicing Rights	$6,107	Discounted cash flow	Constant prepayment rate Discount rate	6.0%-24.2%, 10.6% 10.0%-10.0%, 10.0%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average

Mortgage Servicing Rights	$6,165	Discounted cash flow	Constant prepayment rate Discount rate	6.3%-33.0%, 10.3% 10.0%-12.0%, 10.0%

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

Three months ended March 31, 2014	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$21,498	—	—	$21,498	$(272)
Foreclosed assets	802	—	—	802	(21)

Total assets measured at fair value	$22,300	—	—	$22,300	$(293)

Year ended December 31, 2013	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$20,334	—	—	$20,334	$(2,539)
Foreclosed assets	948	—	—	948	(397)

Total assets measured at fair value	$21,282	—	—	$21,282	$(2,936)

Three months ended March 31, 2013	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$23,989	—	—	$23,989	$(1,948)
Foreclosed assets	352	—	—	352	(27)

Total assets measured at fair value	$24,341	—	—	$24,341	$(1,975)

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2014:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average

Impaired Originated & PNCI loans	$21,498	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(37.0)%, (10.4)%
		Income approach	Capitalization rate	7.75%-9.25%, 8.92%

Foreclosed assets	$802	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(8.0)%, (6.99)%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2013:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average

Impaired Originated & PNCI loans	$20,334	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(56.4)%, (10.4)%
		Income approach	Capitalization rate	7.75%-9.25%, 8.91%

Foreclosed assets	$948	Sales comparison approach	Adjustment for differences between comparable sales	(6.5)%-(16.7)%, (8.9)%

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

Securities held to maturity – The fair value of securities held to maturity is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. The Company had no securities held to maturity classified as Level 3 during any of the periods covered in these financial statements.

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$67,622	$67,622	$76,915	$76,915
Cash at Federal Reserve and other banks	434,629	434,629	521,453	521,453
Level 2 inputs:
Securities held to maturity	344,523	341,966	240,504	233,807
Restricted equity securities	9,163	9,163	9,163	9,163
Loans held for sale	1,119	1,119	2,270	2,270
Level 3 inputs:
Loans, net	1,648,730	1,735,928	1,672,007	1,760,274
Financial liabilities:
Level 2 inputs:
Deposits	2,411,120	2,411,870	2,410,483	2,411,402
Other borrowings	6,719	6,719	6,335	6,335
Junior subordinated debt	41,238	27,836	41,238	25,774

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$574,725	$5,747	$555,386	$5,554
Standby letters of credit	5,312	53	2,601	26
Overdraft privilege commitments	68,121	681	68,932	689

Note 28 - TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets	March 31, 2014	December 31, 2013
	(In thousands)
Assets
Cash and Cash equivalents	$2,383	$2,520
Investment in Tri Counties Bank	294,849	288,746
Other assets	1,238	1,280

Total assets	$298,470	$292,546

Liabilities and shareholders’ equity
Other liabilities	255	362
Junior subordinated debt	41,238	41,238

Total liabilities	41,493	41,600

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 16,120,297 and 16,076,662 shares, respectively	91,773	89,356
Retained earnings	163,402	159,733
Accumulated other comprehensive income, net	1,802	1,857

Total shareholders’ equity	256,977	250,946

Total liabilities and shareholders’ equity	$298,470	$292,546

Condensed Statements of Income	Three months ended March 31,
	2014	2013
	(In thousands)
Interest expense	$304	$311
Administration expense	324	145

Loss before equity in net income of Tri Counties Bank	(628)	(456)
Equity in net income of Tri Counties Bank:
Distributed	2,050	1,700
Under distributed	5,679	7,041
Income tax benefit	264	192

Net income	$7,365	$8,477

Condensed Statements of Comprehensive Income	Three months ended March 31,
	2014	2013
	(In thousands)
Net income	$7,365	$8,477
Other comprehensive loss, net of tax:
Decrease in unrealized gains on available for sale securities arising during the period	(60)	(621)
Change in minimum pension liability	5	—

Other comprehensive loss	(55)	(621)

Comprehensive income	$7,310	$7,856

Condensed Statements of Cash Flows	Three months ended March 31,
	2014	2013
	(In thousands)
Operating activities:
Net income	$7,365	$8,477
Adjustments to reconcile net income to net cash provided by operating activities:
Under distributed equity in earnings of Tri Counties Bank	(5,679)	(7,041)
Stock option vesting expense	296	236
Stock option excess tax benefits	(184)	(20)
Net change in other assets and liabilities	(360)	(245)

Net cash provided by operating activities	1,438	1,407
Investing activities: None
Financing activities:
Stock option excess tax benefits	184	20
Issuance of common stock through option exercise	306	—
Repurchase of common stock	(293)	—
Cash dividends paid — common	(1,772)	(1,441)

Net cash used for financing activities	(1,575)	(1,421)

Net change in cash and cash equivalents	(137)	(14)

Cash and cash equivalents at beginning of year	2,520	2,511

Cash and cash equivalents at end of year	$2,383	$2,497

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2014, that the Company meets all capital adequacy requirements to which it is subject.

As of March 31, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that date that Management believes have changed the institution’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of March 31, 2014:
Total Capital (to Risk Weighted Assets):
Consolidated	$304,031	14.83%	$164,047	8.0%	N/A	N/A
Tri Counties Bank	$301,887	14.73%	$163,947	8.0%	$204,933	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$278,214	13.57%	$82,024	4.0%	N/A	N/A
Tri Counties Bank	$276,086	13.47%	$81,973	4.0%	$122,960	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$278,214	10.23%	$108,832	4.0%	N/A	N/A
Tri Counties Bank	$276,086	10.15%	$108,780	4.0%	$135,975	5.0%

As of December 31, 2013:
Total Capital (to Risk Weighted Assets):
Consolidated	$297,429	14.77%	$161,064	8.0%	N/A	N/A
Tri Counties Bank	$295,212	14.67%	$160,961	8.0%	$201,201	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$272,071	13.51%	$80,532	4.0%	N/A	N/A
Tri Counties Bank	$269,870	13.41%	$80,480	4.0%	$120,720	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$272,071	10.17%	$107,017	4.0%	N/A	N/A
Tri Counties Bank	$269,870	10.09%	$106,965	4.0%	$133,706	5.0%

Note 30 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the periods indicated, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2014 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis				$203
Discount accretion PCI – other				984
Discount accretion PNCI				379
All other loan interest income				22,172

Total loan interest income				23,738
Debt securities, dividends and interest bearing cash at Banks (not FTE)				3,421

Total interest income				27,159
Interest expense				1,087

Net interest income				26,072
Provision for (benefit from) loan losses				(1,355)

Net interest income after provision for loan losses				27,427
Noninterest income				8,295
Noninterest expense				23,317

Income before income taxes				12,405
Income tax expense				5,040

Net income				$7,365

Per common share:
Net income (diluted)				$0.45

Dividends				$0.11

	2013 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$255	$140	$129	$167
Discount accretion PCI – other	893	898	732	597
Discount accretion PNCI	568	1,115	815	766
All other loan interest income	22,754	22,970	22,207	22,542

Total loan interest income	24,470	25,123	23,883	24,072
Debt securities, dividends and interest bearing cash at Banks (not FTE)	2,992	2,413	1,873	1,734

Total interest income	27,462	27,536	25,756	25,806
Interest expense	1,123	1,169	1,167	1,237

Net interest income	26,339	26,367	24,589	24,569
Provision for (benefit from) loan losses	172	(393)	614	(1,108)

Net interest income after provision for loan losses	26,167	26,760	23,975	25,677
Noninterest income	7,353	9,127	10,131	10,218
Noninterest expense	24,878	23,616	23,509	21,601

Income before income taxes	8,642	12,271	10,597	14,294
Income tax expense	3,406	4,910	4,272	5,817

Net income	$5,236	$7,361	$6,325	$8,477

Per common share:
Net income (diluted)	$0.32	$0.45	$0.39	$0.53

Dividends	$0.11	$0.11	$0.11	$0.09

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

As TriCo Bancshares (referred to in this report as “we”, “our” or the “Company”) has not commenced any business operations independent of Tri Counties Bank (the “Bank”), the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest income, net interest income, net interest yield, and efficiency ratio are generally presented on a fully tax-equivalent (“FTE”) basis. The Company believes the use of these non-generally accepted accounting principles (non-GAAP) measures provides additional clarity in assessing its results, and the presentation of these measures on a FTE basis is a common practice within the banking industry. Interest income and net interest income are shown on a non-FTE basis in the Part I – Financial Information section of this Form 10-Q, and a reconciliation of the FTE and non-FTE presentations is provided below in the discussion of net interest income.

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies during the three months ended March 31, 2014, except for the changes in the Company’s accounting policies related to its allowance for loan losses noted under the heading Loans and Allowance for Loan Losses” in Note 1 in Item 1 of Part I of this report.

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

On May 28, 2010, the Office of the Comptroller of the Currency closed Granite Community Bank, N.A. (“Granite”), Granite Bay, California and appointed the FDIC as receiver. That same date, the Bank assumed the banking operations of Granite from the FDIC under a whole bank purchase and assumption agreement with loss sharing. Under the terms of the loss sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (OREO)/foreclosed assets and accrued interest on loans for up to 90 days. The FDIC will absorb 80% of losses and share in 80% of loss recoveries on the covered assets acquired from Granite. The loss sharing arrangements for non-single family residential and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

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

TRICO BANCSHARES

Financial Summary

(In thousands, except per share amounts; unaudited)

	Three months ended March 31,
	2014	2013

Net Interest Income (FTE)	$26,154	$24,630
Benefit from reversal of provision for loan losses	1,355	1,108
Noninterest income	8,295	10,218
Noninterest expense	(23,317)	(21,601)
Provision for income taxes (FTE)	(5,122)	(5,878)

Net income	$7,365	$8,477

Earnings per share:
Basic	$0.46	$0.53
Diluted	$0.45	$0.53
Per share:
Dividends paid	$0.11	$0.09
Book value at period end	$15.94	$14.75

Average common shares outstanding	16,097	16,002
Average diluted common shares outstanding	16,322	16,091
Shares outstanding at period end	16,120	16,005

At period end:
Loans, net	$1,648,730	$1,492,495
Total assets	2,755,184	2,612,433
Total deposits	2,411,120	2,285,550
Other borrowings	6,719	8,125
Junior subordinated debt	41,238	41,238
Shareholders’ equity	$256,977	$236,030

Financial Ratios:
During the period (annualized):
Return on assets	1.08%	1.30%
Return on equity	11.56%	14.51%
Net interest margin[1]	4.10%	4.05%
Efficiency ratio[1]	67.6%	62.0%
Average equity to average assets	9.31%	8.95%
At period end:
Equity to assets	9.33%	9.03%
Total capital to risk-adjusted assets	14.83%	15.19%

[1]	Fully taxable equivalent (FTE)

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

Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2014	2013

Net Interest Income (FTE)	$26,154	$24,630
Benefit from reversal of provision for loan losses	1,355	1,108
Noninterest income	8,295	10,218
Noninterest expense	(23,317)	(21,601)
Provision for income taxes (FTE)	(5,122)	(5,878)

Net income	$7,365	$8,477

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2014	2013
Interest income	$27,159	$25,806
Interest expense	(1,087)	(1,237)
FTE adjustment	82	61

Net interest income (FTE)	$26,154	$24,630

Net interest margin (FTE)	4.10%	4.05%

Net interest income (FTE) during the first quarter of 2014 increased $1,524,000 (6.2%) from the same period in 2013 to $26,154,000. The increase in net interest income (FTE) was due primarily to a $242,907,000 (147%) increase in the average balance of investments to $407,848,000, and a $122,666,000 (7.9%) increase in the average balance of loans to $1,671,231,000 that were partially offset by a 54 basis point decrease in the average yield on loans from 6.22% during the three months ended March 31, 2013 to 5.68% during the three months ended March 31, 2014. During much of 2013 and the three months ended March 31, 2014, the Company used a portion of its Fed funds sold to buy investments. The increase in average loan balances was due to organic loan growth and the purchase of $62,698,000 of loans during 2013. The decrease in average loan yields is due primarily to declines in market yields on new and renewed loans compared to yields on repricing, maturing, and paid off loans. The increases in average investment and loan balances added $1,780,000 and $1,907,000 to net interest income (FTE) while the decrease in average loan yields reduced net interest income (FTE) by $2,241,000 when compared to the year-ago quarter. For more information related to loan interest income and loan purchase discount accretion, see Note 30 to the consolidated financial statements at Part I, Item 1 of this report. As noted above, during much of 2013 and the three months ended March 31, 2014, the Company’s has deployed some of its excess deposits previously held as Federal funds sold into some higher yielding investments while maintaining an appropriate level of interest rate risk. In addition, during the three months ended March 31, 2014 and some of 2013, the Company noted some increase in loan demand albeit at lower yields than existing loans.

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

	For the three months ended
	March 31, 2014			March 31, 2013
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$1,671,231	$23,738	5.68%	$1,548,565	$24,072	6.22%
Investment securities - taxable	390,230	2,976	3.05%	156,057	1,187	3.04%
Investment securities - nontaxable	17,618	218	4.95%	8,884	162	7.29%
Cash at Federal Reserve and other banks	473,833	309	0.26%	721,424	446	0.25%

Total interest-earning assets	2,552,912	27,241	4.27%	2,434,930	25,867	4.25%
Other assets	184,852			174,864

Total assets	$2,737,764			$2,609,794

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$546,998	121	0.09%	$520,507	141	0.11%
Savings deposits	840,221	257	0.12%	782,173	271	0.14%
Time deposits	280,968	404	0.58%	333,556	513	0.62%
Other borrowings	6,461	1	0.06%	8,188	1	0.05%
Junior subordinated debt	41,238	304	2.95%	41,238	311	3.02%

Total interest-bearing liabilities	1,715,886	1,087	0.25%	1,685,662	1,237	0.29%
Noninterest-bearing deposits	731,731			651,303
Other liabilities	35,262			39,150
Shareholders’ equity	254,885			233,679

Total liabilities and shareholders’ equity	$2,737,764			$2,609,794

Net interest spread(1)			4.02%			3.96%
Net interest income and interest margin(2)		$26,154	4.10%		$24,630	4.05%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended March 31, 2014 compared with three months ended March 31, 2013
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$1,907	$(2,241)	$(334)
Investment securities	1,939	(94)	1,845
Cash at Federal Reserve and other banks	(155)	18	(137)

Total interest-earning assets	3,691	(2,317)	1,374

Increase (decrease) in interest expense:
Interest-bearing demand deposits	7	(27)	(20)
Savings deposits	20	(34)	(14)
Time deposits	(82)	(27)	(109)
Other borrowings	—	—	—
Junior subordinated debt	—	(7)	(7)

Total interest-bearing liabilities	(55)	(95)	(150)

Increase (decrease) in Net Interest Income	$3,746	$(2,222)	$1,524

Provision for Loan Losses

The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – three months ended March 31, 2014 and 2013” at Note 5 in Item 1 of Part I of this report for the components that make up the provision for loan losses for the three months ended March 31, 2014 and 2013.

The Company benefited from a $1,355,000 reversal of provision for loan losses during the three months ended March 31, 2014 versus a benefit of $1,108,000 during the three months ended March 31, 2013. As shown in the Table labeled “Allowance for Loan Losses - three months ended March 31, 2014” at Note 5 in Item 1 of Part I of this report, residential real estate mortgage loans, home equity lines of credit and commercial construction loans experienced a provision for loan losses during the three months ended March 31, 2014. All other categories of loans experienced a reversal of provision for loan losses during the three months ended March 31, 2014. The level of provision, or reversal of provision, for loan losses of each loan category during the three months ended March 31, 2014 was due primarily to a decrease in the required allowance for loan losses as of March 31, 2014 when compared to the required allowance for loan losses as of December 31, 2013, plus net recoveries during the three months ended March 31, 2014. All categories of loans except commercial real estate mortgage loans, home equity loans, and commercial construction loans experienced a decrease in the required allowance for loan losses during the three months ended March 31, 2014. These decreases in required allowance for loan losses were due primarily to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and newly impaired loans, and reductions in historical loss factors that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. These same factors were also present, to some extent, for commercial real estate mortgage loans, home equity loans, and commercial construction loans, but were more than offset by the effect of increased loan balances or changes in credit quality within the “pass” category of these loan categories resulting in net provisions for loan losses in these categories during the three months ended March 31, 2014. For details of the change in nonperforming loans during the three months ended March 31, 2014 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the three months ended March 31, 2014” under the heading “Asset Quality and Non-Performing Assets” below.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended March 31,
	2014	2013
Service charges on deposit accounts	$2,690	$3,140
ATM fees and interchange	2,013	1,875
Other service fees	520	559
Mortgage banking service fees	420	416
Change in value of mortgage servicing rights	(181)	(61)

Total service charges and fees	5,462	5,929
Gain on sale of loans	464	2,294
Commissions on sale of nondeposit investment products	771	761
Increase in cash value of life insurance	397	426
Change in indemnification asset	(412)	(101)
Gain on disposition of foreclosed assets	1,227	551
Other noninterest income	386	358

Total noninterest income	$8,295	$10,218

Noninterest income decreased $1,923,000 (18.8%) to $8,295,000 in the three months ended March 31, 2014 when compared to the three months ended March 31, 2013. The decrease in noninterest income was due primarily to a $1,830,000 (79.9%) decrease in gain on sale of loans to $464,000, a $450,000 (14.3%) decrease in service charges on deposit accounts, and a $311,000 increase in the negative contribution from change in indemnification asset that were partially offset by a $676,000 (123%) increase in gain on sale of foreclosed assets to $1,227,000. The decrease in gain on sale of loans is primarily due to the increase in residential real estate mortgage rates that occurred in May 2013 that resulted in a significant decrease in mortgage refinance activity, and thus a significant decrease in newly originated mortgages for the Company to sell. The increase in the negative contribution from change in indemnification asset was primarily due to recoveries in the current quarter, and reduced estimated future losses. The decrease in service charges on deposit accounts was primarily due to reduced customer overdrafts and a resulting decrease in non-sufficient funds fees. The increase in gain on sale of foreclosed assets was due to a general increase in property values and sales activity from their lows during the financial crisis that started in 2008.

Noninterest Expense

The following table summarizes the Company’s noninterest expense for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2014	2013
Salaries and related benefits:
Base salaries, net of deferred loan origination costs	$8,866	$8,348
Incentive compensation	1,123	1,286
Benefits and other compensation costs	3,314	3,327

Total salaries and related benefits	13,303	12,961

Other noninterest expense:
Occupancy	1,962	1,659
Equipment	1,036	1,034
Data processing and software	1,178	1,078
ATM network charges	643	496
Telecommunications	580	525
Postage	227	231
Courier service	234	167
Advertising and marketing	342	325
Assessments	521	606
Operational losses	177	117
Professional fees	739	486
Foreclosed asset expense	158	99
Provision for foreclosed asset losses	36	27
Change in reserve for unfunded commitments	(185)	(440)
Intangible amortization	52	52
Other	2,314	2,178

Total other noninterest expenses	10,014	8,640

Total noninterest expense	$23,317	$21,601

Average full time equivalent staff	732	743
Noninterest expense to revenue (FTE)	67.7%	62.0%

Salary and benefit expenses increased $342,000 (2.6%) to $13,303,000 during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Base salaries increased $518,000 (6.2%) to $8,866,000 during the three months ended March 31, 2014 versus the year ago period despite a 1.5% decrease in the average number of full time equivalent employees from 743 to 732. The average number of full time equivalent employees decreased primarily due to the reductions in staff from the closing of five branches since December 31, 2012 that was partially offset by increases in full time equivalent back office staff and management. The salary expense attributable to the newly added back office staff and management outweighed the reduction in salary expense attributable to the branch closings. Annual salary merit increases of approximately 2.5% also contributed to the increase in base salary expense. Incentive and commission related salary expenses decreased $163,000 (12.7%) to $1,123,000 during three months ended March 31, 2014 due primarily to decreases in production related incentives tied to reduced residential real estate mortgage loan originations and sales. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, decreased $13,000 (0.4%) to $3,314,000 during the three months ended March 31, 2014.

Other noninterest expense increased $1,374,000 (15.9%) to $10,014,000 during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in other noninterest expense was due primarily a $303,000 (18.3%) increase in occupancy expense to $1,962,000 that included $238,000 of accelerated depreciation expense of leasehold improvements related to the closing of two branches in the quarter ended March 31, 2014, a $255,000 (58%) reduction in reversal of provision for losses on unfunded commitments to $185,000 from $440,000, a $228,000 (44.8%) increase in professional fees to $739,000 that included $296,000 of legal and consulting fees related to the proposed merger with North Valley Bancorp, a $147,000 (29.6%) increase in ATM network charges to $643,000, and a $100,000 (93%) increase in data processing and software expense.

Income Taxes

The effective combined Federal and State income tax rate on income was 40.6% and 40.7% for the three months ended March 31, 2014 and 2013, respectively. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate of 35.0% due to State income tax expense of $1,311,000 and $1,488,000, respectively, in these periods. Tax-exempt income of $136,000 and $101,000, respectively, from investment securities, and $397,000 and $427,000, respectively, from increase in cash value of life insurance in these periods helped to reduce the effective combined Federal and State income tax rate from the combined Federal and State statutory income tax rate of approximately 42.0%.

Financial Condition

Investment Securities

Investment securities available for sale decreased $7,378,000 to $97,269,000 as of March 31, 2014, as compared to December 31, 2013. This decrease is attributable to maturities of $7,159,000, a decrease in fair value of investments securities available for sale of $104,000, and amortization of net purchase price premiums of $115,000.

The following table presents the available for sale investment securities portfolio by major type as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(In thousands)	Fair Value	%	Fair Value	%
Securities available for sale:
Obligations of U.S. government corporations and agencies	$90,787	93.3%	$97,143	92.8%
Obligations of states and political subdivisions	4,565	4.7%	5,589	5.3%
Corporate debt securities	1,917	2.0%	1,915	1.9%

Total securities available for sale	$97,269	100.0%	$104,647	100.0%

Investment securities held to maturity increased $104,019,000 to $344,523,000 as of March 31, 2014, as compared to December 31, 2013. This increase is attributable to purchases of $107,790,000, maturities of $3,730,000, and amortization of net purchase price premiums of $41,000.

The following table presents the held to maturity investment securities portfolio by major type as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(In thousands)	Cost Basis	%	Cost Basis	%
Securities held to maturity:
Obligations of U.S. government corporations and agencies	$331,892	96.3%	$227,864	94.7%
Obligations of states and political subdivisions	12,631	3.7%	12,640	5.3%

Total securities held to maturity	$344,523	100.0%	$240,504	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements at Item 1 of Part I of this report.

Restricted Equity Securities

Restricted equity securities were $9,163,000 at March 31, 2014 and $9,163,000 at December 31, 2013. The entire balance of restricted equity securities at March 31, 2014 and December 31, 2013 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

Additional information about the restricted equity securities is provided in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements at Item 1 of Part I of this report.

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

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

(In thousands)	March 31, 2014	December 31, 2013
Real estate mortgage	$1,126,298	$1,107,863
Consumer	381,786	383,163
Commercial	119,418	131,878
Real estate construction	59,550	49,103

Total loans	$1,687,052	$1,672,007

At March 31, 2014 loans, including net deferred loan costs, totaled $1,687,052,000 which was a $15,045,000 (0.9%) increase over the balances at December 31, 2013. Demand for all categories of loans was moderate to weak during the three months ended March 31, 2014, and competition for that moderate demand causes loan yields to decrease.

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	March 31, 2014	December 31, 2013
Real estate mortgage	66.8%	66.3%
Consumer	22.6%	22.9%
Commercial	7.1%	7.9%
Real estate construction	3.5%	2.9%

Total loans	100.0%	100.0%

Assets Quality and Nonperforming Assets

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

During the three months ended March 31, 2014, the Company modified its methodology used to determine the allowance for changing environmental factors by adding a new environmental factor based on the California Home Affordability Index (“CHAI”). The CHAI measures the percentage of households in California that can afford to purchase the median priced home in California based on current home prices and mortgage interest rates. The use of the CHAI environmental factor consists of comparing the current CHAI to its historical baseline, and allows management to consider the adverse impact that a lower than historical CHAI may have on general economic activity and the performance of our borrowers. Based on an analysis of historical data, management believes this environmental factor gives a better estimate of current economic activity compared to other environmental factors that may lag current economic activity to some extent. This change in methodology resulted in no change to the allowance for loan losses as of March 31, 2014 compared to what it would have been without this change in methodology.

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

Interest income on originated nonaccrual loans that would have been recognized during the months ended March 31, 2014 and 2013, if all such loans had been current in accordance with their original terms, totaled $886,000 and $1,129,000, respectively. Interest income actually recognized on these originated loans during the three months ended March 31, 2014 and 2013 was $6,000 and $30,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended March 31, 2014 and 2013, if all such loans had been current in accordance with their original terms, totaled $68,000 and $67,000, respectively. Interest income actually recognized on these PNCI loans during the three months ended March 31, 2014 and 2013 was $6,000 and $4,000.

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

(In thousands)	March 31, 2014	December 31, 2013
Performing nonaccrual loans	$45,447	$48,112
Nonperforming nonaccrual loans	6,521	5,104

Total nonaccrual loans	51,968	53,216
Originated and PNCI loans 90 days past due and still accruing	—	—

Total nonperforming loans	51,968	53,216
Noncovered foreclosed assets	2,551	5,588
Covered foreclosed assets	664	674

Total nonperforming assets	$55,183	$59,478

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$127	$101
Indemnified portion of covered foreclosed assets	$531	$539
Nonperforming assets to total assets	2.00%	2.17%
Nonperforming loans to total loans	3.08%	3.18%
Allowance for loan losses to nonperforming loans	74%	72%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	3.98%	4.09%

The following table set forth the amount of the Bank’s nonperforming assets as of the dates indicated. For purposes of the following table, “PCI – other” loans that are 90 days past due and still accruing are not considered nonperforming loans. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

	March 31, 2014
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI -other	Total
Performing nonaccrual loans	$38,348	$1,239	$5,860	—	$45,447
Nonperforming nonaccrual loans	5,986	351	184	—	6,521

Total nonaccrual loans	44,334	1,590	6,044	—	51,968
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	44,334	1,590	6,044	—	51,968
Noncovered foreclosed assets	2,443	—	—	$108	2,551
Covered foreclosed assets	—	—	—	664	664

Total nonperforming assets	$46,777	$1,590	$6,044	$772	$55,183

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$127				$127
Indemnified portion of covered foreclosed assets	—	—	—	$531	$531
Nonperforming assets to total assets					2.00%
Nonperforming loans to total loans	2.94%	1.24%	100.00%	—	3.08%
Allowance for loan losses to nonperforming loans	70%	200%	6%	n/m	74%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.32%	7.97%	64.82%	21.92%	3.98%

n/m – not meaningful

The following table set forth the amount of the Bank’s nonperforming assets as of the dates indicated. For purposes of the following table, “PCI – other” loans that are 90 days past due and still accruing are not considered nonperforming loans. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

	December 31, 2013
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$40,294	$1,649	$6,169	—	$48,112
Nonperforming nonaccrual loans	4,837	217	50	—	5,104

Total nonaccrual loans	45,131	1,866	6,219	—	53,216
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	45,131	1,866	6,219	—	53,216
Noncovered foreclosed assets	5,479	—	—	$109	5,588
Covered foreclosed assets	—	—	—	674	674

Total nonperforming assets	$50,610	$1,866	$6,219	$783	$59,478

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$101				$101
Indemnified portion of covered foreclosed assets	—	—	—	$539	$539

Nonperforming assets to total assets					2.30%
Nonperforming loans to total loans	3.04%	1.38%	100.0%	—	3.18%
Allowance for loan losses to nonperforming loans	69%	153%	6%	n/m	72%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.36%	7.62%	64.5%	22.93%	4.09%

n/m – not meaningful

Changes in nonperforming assets during the three months ended March 31, 2014

(In thousands):	Balance at March 31, 2014	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2013
Real estate mortgage:
Residential	$4,728	$72	—	$(167)	$(136)	—	—	$4,959
Commercial	31,643	860	$4	(1,721)	(13)	$(325)	$967	31,871
Consumer
Home equity lines	11,434	1,232	434	(1,351)	(178)	(221)	(83)	11,601
Home equity loans	716	100	1	(20)	—	(167)	83	719
Auto indirect	44	—	—	(10)	—	—	—	54
Other consumer	72	48	—	(7)	(31)	—	—	62
Commercial	802	401	417	(109)	(239)	—	(967)	1,299
Construction:
Residential	2,510	4	—	(9)	(4)	—	46	2,473
Commercial	19	69	—	(113)	(69)	—	$(46)	178

Total nonperforming loans	51,968	2,786	856	(3,507)	(670)	(713)	—	53,216
Noncovered foreclosed assets	2,551	—	462	(4,186)	(26)	$713	—	5,588
Covered foreclosed assets	664	—	—	—	(10)	—	—	674

Total nonperforming assets	$55,183	$2,786	$1,318	$(7,693)	$(706)	—	—	$59,478

Nonperforming assets decreased during the first quarter of 2014 by $4,295,000 (7.22%) to $55,183,000 at March 31, 2014 compared to $59,478,000 at December 31, 2013. The decrease in nonperforming assets during the first quarter of 2014 was primarily the result of new nonperforming loans of $2,786,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $1,318,000, less pay-downs, sales or upgrades of nonperforming loans to performing status totaling $3,045,000, less dispositions of foreclosed assets totaling $4,187,000, less loan charge-offs of $670,000, and less write-downs of foreclosed assets of $36,000.

The $2,786,000 in new nonperforming loans during the first quarter of 2014 was comprised of increases of $72,000 on one residential real estate loan, $860,000 on six commercial real estate loans, $1,332,000 on 17 home equity lines and loans, $48,000 on 14 consumer loans, $401,000 on nine C&I loans, $4,000 on one residential construction loan, and $69,000 on one commercial construction loan.

The $860,000 in new nonperforming commercial real estate loans was primarily made up of two loans totaling $514,000 secured by agricultural production land in central California. Related charge-offs are discussed below.

Loan charge-offs during the three months ended March 31, 2014

In the first quarter of 2014, the Company recorded $670,000 in loan charge-offs and $96,000 in deposit overdraft charge-offs less $2,068,000 in loan recoveries and $130,000 in deposit overdraft recoveries resulting in $1,432,000 of net loan recoveries. Primary causes of the loan charges taken in the first quarter of 2014 were gross charge-offs of $136,000 on one residential real estate loan, $13,000 on one commercial real estate loan, $178,000 on 7 home equity lines and loans, $31,000 on 14 other consumer loans, $239,000 on eight C&I loans, $4,000 on one residential construction loan, and $69,000 on one commercial construction loan.

During the first quarter of 2014, there were no individual charges greater than $250,000. Generally losses are triggered by non-performance by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.

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

In addition to updating the method by which the estimated formula allowance required is calculated, management also improved the monitoring and risk recognition within its consumer portfolio. Previously, consumer loans with no identified credit weakness had a risk rating of “Pass” assigned, and this would generally only change if the loan went 90 days past due, at which time the risk rating was systematically downgraded to “Substandard” and the loan was placed in nonaccrual. For the period ended March 31, 2012, management has chosen to monitor consumer loans based on current credit score and assign a risk rating of “Special Mention” for those scores below a certain threshold. This change is primarily intended to more effectively monitor and manage the risk in the Company’s portfolio of consumer loans and lines of credit secured by junior liens on 1-4 family residential properties. We believe that the current credit score allows us to better account for increasing default risk in these types of loans. It is also the only reasonably available tool that can be used to attempt to monitor the performance of the senior lien on the associated properties, as the Company does not generally service both the 1st and 2nd loans in these instances. The result of this change in methodology resulted in an additional required formula allowance of $1,874,000 as of March 31, 2012. $1,596,000 of this additional requirement was specifically related to loans and lines of credit secured by junior liens on 1-4 family residential properties.

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

Specifically, in assessing how much environmental factor allowance needed to be provided, management considered the following:

•	with respect to the economy, management considered the effects of changes in GDP, unemployment, CPI, debt statistics, housing starts, housing sales, auto sales, agricultural prices, home affordability, and other economic factors which serve as indicators of economic health and trends and which may have an impact on the performance of our borrowers, and

•	with respect to changes in the interest rate environment, management considered the recent changes in interest rates and the resultant economic impact it may have had on borrowers with high leverage and/or low profitability; and

•	with respect to changes in energy prices, management considered the effect that increases, decreases or volatility may have on the performance of our borrowers, and

•	with respect to loans to borrowers in new markets and growth in general, management considered the relatively short seasoning of such loans and the lack of experience with such borrowers, and

•	with respect to loans that have not yet been identified as impaired, management considered the volume and severity of past due loans.

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

During the three months ended March 31, 2014, the Company modified its methodology used to determine the allowance for changing environmental factors by adding a new environmental factor based on the California Home Affordability Index (“CHAI”). The CHAI measures the percentage of households in California that can afford to purchase the median priced home in California based on current home prices and mortgage interest rates. The use of the CHAI environmental factor consists of comparing the current CHAI to its historical baseline, and allows management to consider the adverse impact that a lower than historical CHAI may have on general economic activity and the performance of our borrowers. Based on an analysis of historical data, management believes this environmental factor gives a better estimate of current economic activity compared to other environmental factors that may lag current economic activity to some extent. This change in methodology resulted in no change to the allowance for loan losses as of March 31, 2014 compared to what it would have been without this change in methodology.

Acquired loans are valued as of acquisition date in accordance with FASB ASC Topic 805, Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are referred to as purchased credit impaired (PCI) loans. PCI loans are accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In addition, because of the significant credit discounts associated with the loans acquired in the Granite acquisition, the Company elected to account for all loans acquired in the Granite acquisition under FASB ASC Topic 310-30, and classify them all as PCI loans. Under FASB ASC Topic 805 and FASB ASC Topic 310-30, PCI loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. Fair value is defined as the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The difference between contractual future payments and estimated future payments is referred to as the nonaccretable difference. The difference between estimated future payments and the present value of the estimated future payments is referred to as the accretable yield. The accretable yield represents the amount that is expected to be recorded as interest income over the remaining life of the loan. If after acquisition, the Company determines that the future cash flows of a PCI loan are expected to be more than the originally estimated, an increase in the discount rate (effective yield) would be made such that the newly increased accretable yield would be recognized, on a level yield basis, over the remaining estimated life of the loan. If after acquisition, the Company determines that the future cash flows of a PCI loan are expected to be less than the previously estimated, the discount rate would first be reduced until the present value of the reduced cash flow estimate equals the previous present value however, the discount rate may not be lowered below its original level. If the discount rate has been lowered to its original level and the present value has not been sufficiently lowered, an allowance for loan loss would be established through a provision for loan losses charged to expense to decrease the present value to the required level. If the estimated cash flows improve after an allowance has been established for a loan, the allowance may be partially or fully reversed depending on the improvement in the estimated cash flows. Only after the allowance has been fully reversed may the discount rate be increased. PCI loans are put on nonaccrual status when cash flows cannot be reasonably estimated. PCI loans are charged off when evidence suggests cash flows are not recoverable. Foreclosed assets from PCI loans are recorded in foreclosed assets at fair value with the fair value at time of foreclosure representing cash flow from the loan. ASC 310-30 allows PCI loans with similar risk characteristics and acquisition time frame to be “pooled” and have their cash flows aggregated as if they were one loan.

The Components of the Allowance for Loan Losses

The following table sets forth the allowance for loan losses as of the dates indicated:

(In thousands)	March 31, 2014	December 31, 2013
Allowance for originated and PNCI loan losses:
Specific allowance	$3,941	$3,975
Formula allowance	25,091	24,611
Environmental factors allowance	5,228	5,619

Allowance for originated and PNCI loan losses	34,260	34,205
Allowance for PCI loan losses	4,062	4,040

Allowance for loan losses	$38,322	$38,245

Allowance for loan losses to loans	2.27%	2.29%

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

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

(In thousands)	March 31, 2014	December 31, 2013
Real estate mortgage	$12,855	$12,854
Consumer	18,292	18,238
Commercial	4,136	4,331
Real estate construction	3,039	2,822

Total allowance for loan losses	$38,322	$38,245

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

(In thousands)	March 31, 2014	December 31, 2013
Real estate mortgage	33.6%	33.6%
Consumer	47.7%	47.7%
Commercial	10.8%	11.3%
Real estate construction	7.9%	7.4%

Total allowance for loan losses	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses as a percentage of the total loans for each loan category as of the dates indicated:

(In thousands)	March 31, 2014	December 31, 2013

Real estate mortgage	1.14%	1.16%
Consumer	4.79%	4.76%
Commercial	3.46%	3.28%
Real estate construction	5.10%	5.75%

Total allowance for loan losses	2.27%	2.29%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (in thousands):

	Three months ended March 31,
	2014	2013
Allowance for loan losses:
Balance at beginning of period	$38,245	$42,648
Provision for loan losses	(1,355)	(1,108)
Loans charged off:
Real estate mortgage:
Residential	(135)	(7)
Commercial	(13)	(803)
Consumer:
Home equity lines	(178)	(766)
Home equity loans	—	(26)
Auto indirect	—	(25)
Other consumer	(127)	(273)
Commercial	(239)	(790)
Construction:
Residential	(4)	(20)
Commercial	(69)	(61)

Total loans charged off	(765)	(2,771)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	—	—
Commercial	172	353
Consumer:
Home equity lines	329	290
Home equity loans	2	9
Auto indirect	12	85
Other consumer	183	224
Commercial	873	70
Construction:
Residential	511	61
Commercial	115	6

Total recoveries of previously charged off loans	2,197	1,098

Net charge-offs	1,432	(1,673)

Balance at end of period	$38,322	$39,867

	Three months ended March 31,
	2014	2013
Reserve for unfunded commitments:
Balance at beginning of period	$2,415	$3,615
Provision for losses – unfunded commitments	(185)	(440)

Balance at end of period	$2,230	$3,175

Balance at end of period:
Allowance for loan losses	$38,322	$39,867
Reserve for unfunded commitments	2,230	3,175

Allowance for loan losses and Reserve for unfunded commitments	$40,552	$43,042

As a percentage of total loans at end of period:
Allowance for loan losses	2.27%	2.60%
Reserve for unfunded commitments	0.13%	0.21%

Allowance for loan losses and Reserve for unfunded commitments	2.40%	2.81%

Average total loans	$1,671,231	$1,548,555
Ratios (annualized):
Net charge-offs during period to average loans outstanding during period	(0.34%)	0.43%
(Benefit from) provision for loan losses to average loans outstanding	(0.32%)	(0.29%)

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

(dollars in thousands):	Balance at March 31, 2014	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2013
Noncovered:
Land & Construction	$578	—	—	—	—	—	—	$578
Residential real estate	1,646	—	$462	$(1,123)	$(25)	$388	—	1,944
Commercial real estate	327	—	—	(3,063)	(1)	325	—	3,066

Total noncovered	2,551	—	462	(4,186)	(26)	713	—	5,588

Covered:
Land & Construction	664	—	—	—	(10)	—	—	674
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	664	—	—	—	(10)	—	—	674

Total foreclosed assets	$3,215	—	$462	$(4,186)	$(10)	$713	—	$6,262

Premises and Equipment

Premises and equipment were comprised of:

(In thousands)	March 31, 2014	December 31, 2013
Land & land improvements	$5,990	$5,975
Buildings	30,291	30,103
Furniture and equipment	28,838	27,881

	65,119	63,959
Less: Accumulated depreciation	(33,168)	(32,397)

	31,951	31,562
Construction in progress	53	50

Total premises and equipment	$32,004	$31,612

During the three months ended March 31, 2014, premises and equipment increased $392,000 due to purchases of $1,577,000, that were partially offset by depreciation of $1,180,000 and disposals of premises and equipment with net book value of $5,000. Included in the depreciation expense of $1,180,000 during the three months ended March 31, 2014 was $238,000 of accelerated depreciation of leasehold improvements taken on two branches that were closed during the quarter ended March 31, 2014.

Intangible Assets

Intangible assets at March 31, 2014 and December 31, 2013 were comprised of the following:

(In thousands)	March 31, 2014	December 31, 2013
Core-deposit intangible	$831	$883
Goodwill	15,519	15,519

Total intangible assets	$16,350	$16,402

The core-deposit intangible assets resulted from the Bank’s acquisitions of Citizens in 2011 and Granite in 2010. The goodwill intangible asset resulted from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $52,000 and $52,000 were recorded during the three months ended March 31, 2014 and 2013, respectively.

Deposits

Deposits at March 31, 2014 increased $637,000 (0.03%) over the 2013 year-end balances to $2,411,120,000. All categories of deposits were up at March 31, 2014 when compared to December 31, 2013 except time certificates and noninterest-bearing deposits. Included in the March 31, 2014 and December 31, 2013 certificate of deposit balances are $5,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank.

Long-Term Debt

See Note 16 to the condensed consolidated financial statements at Item 1 of Part I of this report for information about the Company’s other borrowings, including long-term debt.

Junior Subordinated Debt

See Note 17 to the condensed consolidated financial statements at Item 1 of Part I of this report for information about the Company’s junior subordinated debt.

Off-Balance Sheet Arrangements

See Note 18 to the condensed consolidated financial statements at Item 1 of Part I of this report for information about the Company’s commitments and contingencies including off-balance-sheet arrangements.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. The Company did not repurchase any shares during the three months ended March 31, 2014. This plan has no stated expiration date for the repurchases. As of March 31, 2014, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $256,977,000 at March 31, 2014. This amount represents an increase of $6,031,000 (2.4%) from December 31, 2013, the net result of comprehensive income for the period of $7,310,000, and the effect of stock option vesting and tax benefits of $480,000, and the exercise of stock options of $2,495,000, that were partially offset by dividends paid of $1,772,000, and the repurchase of common stock as it was tendered in lieu of cash to exercise stock options and pay related taxes of $2,482,000. The Company’s ratio of equity to total assets was 9.33% and 9.15% as of March 31, 2014 and December 31, 2013, respectively.

The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	As of March 31, 2014	As December 31, 2013	Minimum Regulatory Requirement
Total Capital	14.83%	14.77%	8.00%
Tier I Capital	13.57%	13.51%	4.00%
Leverage ratio	10.23%	10.17%	4.00%

See Note 19 and Note 29 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

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

Basel III provides discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Company and the Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

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

The final rules set forth certain changes for the calculation of risk-weighted assets, which the Company will be required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. Based on the Company’s current capital composition and levels, the Company believes that it would be in compliance with the requirements as set forth in the final rules if they were presently in effect.

Liquidity

The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At March 31, 2014, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $557,762,000, representing a decrease of $106,894,000 (16.1%) from December 31, 2013. This decrease in cash and securities available for sale is due mainly to increases in investments held to maturity and loans during the three months ended March 31, 2014. In addition, the Company generates additional liquidity from its operating activities. The Company’s profitability during the first nine months of 2014 generated cash flows from operations of $12,286,000 compared to $12,579,000 during the first three months of 2013. Maturities of investment securities produced cash inflows of $10,889,000 during the three months ended March 31, 2014 compared to $17,286,000 for the three months ended March 31, 2013. During the three months ended March 31, 2014, the Company invested in securities totaling $107,790,000 and loans totaling $14,326,000 net of loan principal reductions, compared to no investment in securities and $25,051,000 of cash provided by net loan principal decreases, respectively, during the first three months of 2013. Proceeds from the sale of foreclosed assets accounted for $5,413,000 and $7,635,000 of investing sources of funds during the three months ended March 31, 2014 and 2013, respectively. These changes in investment and loan balances, and proceeds from sale of foreclosed assets, contributed to net cash used by investing activities of $107,849,000 during the three months ended March 31, 2014, compared to net cash provided by investing activities of $47,438,000 during the three months ended March 31, 2013. Financing activities used net cash of $554,000 during the three months ended March 31, 2014, compared to net cash used by financing activities of $6,645,000 during the three months ended March 31, 2013. Deposit balance increases accounted for $637,000 of financing sources of funds during the three months ended March 31, 2014, compared to $4,152,000 of financing uses of funds during the three months ended March 31, 2013. A net increase in other borrowings accounted for $384,000 of financing sources of funds during the three months ended March 31, 2014, compared to a net decrease in other borrowings that accounted $4,152,000 of financing uses of funds during the three months ended March 31, 2013. Dividends paid used $1,772,000 and $1,441,000 of cash during the three months ended March 31, 2014 and 2013, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2014 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

During the three months ended March 31, 2014, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

See Note 18 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s involvement in litigation.

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2013 which are incorporated by reference herein. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the three months ended March 31, 2014 pursuant to the Company’s stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under “Capital Resources” in this report and is incorporated herein by reference:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Jan. 1-31, 2014	—	—	—	333,400
Feb. 1-28, 2014	—	—	—	333,400
Mar. 1-31, 2014	—	—	—	333,400

Total	—	—	—	333,400

Item 6 – Exhibits

Exhibit No.	Exhibit

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed June 3, 2010).

2.2	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Citizens Bank of Northern California, Nevada City, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of September 23, 2011, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed September 27, 2011).

2.3	Agreement and Plan of Merger and Reorganization by and between TriCo and North Valley Bancorp dated January 21, 2014 (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed January 21, 2014).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 16, 2009).

3.2	Bylaws of TriCo Bancshares, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).

4.1	Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.2	Rights Agreement dated as of June 25, 2001 between TriCo Bancshares and Mellon Investor Services LLC (incorporated by reference to Exhibit 1 to TriCo’s Registration Statement on Form 8-A filed on July 5, 2001).

4.3	Amendment to Rights Agreement dated as of July 8, 2011 between TriCo Bancshares and BNY Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to TriCo’s Current Report on Form 8-K filed on July 8, 2011).

4.4	Amended and Restated Form of Right Certificate (incorporated by reference to Exhibit 4.2 to TriCo’s Current Report on Form 8-K filed on July 8, 2011).

10.2*	Form of Change of Control Agreement dated as of July 17, 2013, among TriCo, Tri Counties Bank and each of Dan Bailey, Bruce Belton, Craig Carney, Richard O’Sullivan, Thomas Reddish, and Ray Rios (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).

10.5*	TriCo’s 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063)).

10.6*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.7*	TriCo’s 2009 Equity Incentive plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.8*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.9*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.10*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.11*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.13*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.14*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.15*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Item 6 – Exhibits (continued)

10.16*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.17*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.18*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.19*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.20*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.21*	Form of Indemnification Agreement between TriCo Bancshares and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.22*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

21.1	Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of TriCo.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES
(Registrant)

Date: May 9, 2014	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)