Form 10-Q
period 2014-06-30
TRICO BANCSHARES /
filed 2014-08-08
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the quarterly period ended: June 30, 2014

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

Common stock, no par value: 16,133,414 shares outstanding as of August 1, 2014

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At June 30,	At December 31,
	2014	2013
Assets:
Cash and due from banks	$76,104	$76,915
Cash at Federal Reserve and other banks	268,279	521,453

Cash and cash equivalents	344,383	598,368
Investment securities:
Available for sale	91,514	104,647
Held to maturity	422,502	240,504
Restricted equity securities	11,582	9,163
Loans held for sale	1,671	2,270
Loans	1,738,586	1,672,007
Allowance for loan losses	(39,968)	(38,245)

Total loans, net	1,698,618	1,633,762
Foreclosed assets, net	5,785	6,262
Premises and equipment, net	31,880	31,612
Cash value of life insurance	53,106	52,309
Accrued interest receivable	7,008	6,516
Goodwill	15,519	15,519
Other intangible assets, net	779	883
Mortgage servicing rights	5,909	6,165
Other assets	34,225	36,086

Total assets	$2,724,481	$2,744,066

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$720,743	$789,458
Interest-bearing	1,664,453	1,621,025

Total deposits	2,385,196	2,410,483
Accrued interest payable	849	938
Reserve for unfunded commitments	2,045	2,415
Other liabilities	28,135	31,711
Other borrowings	6,075	6,335
Junior subordinated debt	41,238	41,238

Total liabilities	2,463,538	2,493,120

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
16,133,414 at June 30, 2014	92,322
16,076,662 at December 31, 2013		89,356
Retained earnings	166,433	159,733
Accumulated other comprehensive income, net of tax	2,188	1,857

Total shareholders’ equity	260,943	250,946

Total liabilities and shareholders’ equity	$2,724,481	$2,744,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and dividend income:
Loans, including fees	$24,433	$23,883	$48,171	$47,955
Investment securities:
Taxable	3,440	1,149	6,262	2,280
Tax exempt	117	150	253	251
Dividends	154	80	308	136
Interest bearing cash at
Federal Reserve and other banks	274	494	583	940

Total interest and dividend income	28,418	25,756	55,577	51,562

Interest expense:
Deposits	768	855	1,550	1,780
Other borrowings	1	1	2	2
Junior subordinated debt	306	311	610	622

Total interest expense	1,075	1,167	2,162	2,404

Net interest income	27,343	24,589	53,415	49,158
Provision for (benefit from) loan losses	1,708	614	353	(494)

Net interest income after provision for (benefit from) loan losses	25,635	23,975	53,062	49,652

Noninterest income:
Service charges and fees	5,519	6,693	10,981	12,622
Gain on sale of loans	514	1,590	978	3,884
Commissions on sale of non-deposit investment products	843	841	1,614	1,602
Increase in cash value of life insurance	400	380	797	806
Other	601	627	1,802	1,435

Total noninterest income	7,877	10,131	16,172	20,349

Noninterest expense:
Salaries and related benefits	13,317	12,890	26,620	25,851
Other	11,799	10,619	21,813	19,259

Total noninterest expense	25,116	23,509	48,433	45,110

Income before income taxes	8,396	10,597	20,801	24,891

Provision for income taxes	3,537	4,272	8,577	10,089

Net income	$4,859	$6,325	$12,224	$14,802

Earnings per share:
Basic	$0.30	$0.39	$0.76	$0.92
Diluted	$0.30	$0.39	$0.75	$0.92

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$4,859	$6,325	$12,224	$14,802
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	381	(1,489)	321	(2,110)
Change in minimum pension liability	5	—	10	—

Other comprehensive income (loss)	386	(1,489)	331	(2,110)

Comprehensive income	$5,245	$4,836	$12,555	$12,692

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income	Total
Balance at December 31, 2012	16,000,838	$85,561	$141,639	$2,159	$229,359
Net income			14,802		14,802
Other comprehensive loss				(2,110)	(2,110)
Stock option vesting		540			540
Stock options exercised	230,765	2,937			2,937
Tax benefit of stock options exercised		342			342
Repurchase of common stock	(166,134)	(892)	(2,445)		(3,337)
Dividends paid ($0.20 per share)			(3,207)		(3,207)

Balance at June 30, 2013	16,065,469	$88,488	$150,789	$49	$239,326

Balance at December 31, 2013	16,076,662	$89,356	$159,733	$1,857	$250,946
Net income			12,224		12,224
Other comprehensive loss				331	331
Stock option vesting		534			534
Stock options exercised	160,020	2,786			2,786
Tax benefit of stock options exercised		220			220
Repurchase of common stock	(103,268)	(574)	(1,977)		(2,551)
Dividends paid ($0.22 per share)			(3,547)		(3,547)

Balance at June 30, 2014	16,133,414	$92,322	$166,433	$2,188	$260,943

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the six months ended June 30,
	2014	2013
Operating activities:
Net income	$12,224	$14,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	2,704	1,962
Amortization of intangible assets	104	105
Provision for (benefit from) loan losses	353	(494)
Amortization of investment securities premium, net	349	411
Originations of loans for resale	(31,032)	(94,623)
Proceeds from sale of loans originated for resale	32,333	103,089
Gain on sale of loans	(978)	(3,884)
Change in market value of mortgage servicing rights	532	(130)
Provision for losses on foreclosed assets	40	573
Gain on sale of foreclosed assets	(1,468)	(1,166)
(Gain) loss on disposal of fixed assets	(70)	14
Increase in cash value of life insurance	(797)	(806)
Stock option vesting expense	534	540
Stock option excess tax benefits	(220)	(342)
Change in:
Reserve for unfunded commitments	(370)	(405)
Interest receivable	(492)	(703)
Interest payable	(89)	(92)
Other assets and liabilities, net	(2,256)	(1,277)

Net cash from operating activities	11,401	17,574

Investing activities:
Proceeds from maturities of securities available for sale	13,464	31,471
Proceeds from maturities of securities held to maturity	9,548	218
Purchases of securities held to maturity	(191,673)	(85,877)
(Purchase) redemption of restricted equity securities	(2,419)	484
Loan origination and principal collections, net	(49,635)	(34,239)
Loans purchased	(19,690)	(62,698)
Improvement of foreclosed assets	(462)	—
Proceeds from sale of other real estate owned	6,483	10,202
Proceeds from sale of premises and equipment	120	2
Purchases of premises and equipment	(2,483)	(5,700)
Life insurance proceeds	—	706

Net cash (used) provided by investing activities	(236,747)	(145,431)

Financing activities:
Net decrease in deposits	(25,287)	(23,000)
Net change in other borrowings	(260)	(2,622)
Stock option excess tax benefits	220	342
Repurchase of common stock	(292)	(501)
Dividends paid	(3,547)	(3,207)
Exercise of stock options	527	101

Net cash used by financing activities	(28,639)	(28,887)

Net change in cash and cash equivalents	(253,985)	(156,744)

Cash and cash equivalents and beginning of year	598,368	748,899

Cash and cash equivalents at end of period	$344,383	$592,155

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$553	$(3,642)
Loans transferred to foreclosed assets	$4,116	$7,164
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	$2,259	$2,836
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$2,251	$2,496
Cash paid for income taxes	$11,500	$12,900

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

TriCo Bancshares is a California corporation organized to act as a bank holding company for Tri Counties Bank (the “Bank”). The Bank is a state-chartered financial institution that is engaged in the general commercial banking business in the California counties of Butte, Contra Costa, Del Norte, Fresno, Glenn, Kern, Lake, Lassen, Madera, Mendocino, Merced, Napa, Nevada, Placer, Sacramento, Shasta, Siskiyou, Stanislaus, Sutter, Tehama, Tulare, Yolo and Yuba. Tri Counties Bank currently operates from 41 traditional branches and 19 in-store branches. The Company also formed two subsidiary business trusts, TriCo Capital Trust I and TriCo Capital Trust II (collectively, the Trusts), to issue trust preferred securities.

The following unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of Management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation of results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2014.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Tri Counties Bank. All significant intercompany balances and transactions have been eliminated. TriCo Capital Trust I and TriCo Capital Trust II, which were formed solely for the purpose of issuing trust preferred securities, are unconsolidated subsidiaries as the Company is not the primary beneficiary of the trusts and they are not considered variable interest entities. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain amounts in the consolidated financial statements for the year ended December 31, 2013 and for the three and six months ended June 30, 2014 may have been reclassified to conform to the presentation of the condensed consolidated financial statements in 2014.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company did not have any securities classified as trading. During the three months ended March 31, 2013, the Company did not have any securities classified as held to maturity.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if the Company intends to sell the security or it is likely that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that it will be required to sell the security but it does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the six months ended June 30, 2014 or the year ended December 31, 2013.

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

During the three months ended June 30, 2013, the Company modified its loss migration analysis methodology used to determine the formula allowance factors. When the Company originally established its loss migration analysis methodology during the quarter ended March 31, 2012, it reviewed the loss experience of each rolling twelve month period over the previous three years in order to calculate an annualized loss rate by loan category and risk rating. The use of three years of loss experience data was originally used because that was the extent of the detailed loss data by loan category and risk rating that was available at the time. This three year historical look-back period was used through the quarter ended March 31, 2013. Starting with the quarter ended June 30, 2013, the Company reviews all available detailed loss experience data, going back to, and including, the twelve month period ended June 30, 2009, and does not limit the look-back period to the most recent three years of historical loss data. Using this data, the Company calculates loss factors for each quarter from the quarter ended June 30, 2009 to the most recent quarter. The Company then calculates a weighted average formula allowance factor for each loan category and risk rating with the most recent quarterly loss factor being weighted 125%, the quarter ended June 30, 2009 loss factor being weighted 75%, and the loss factors for all the quarters between the most recent quarter and the quarter ended June 30, 2009, being weighted on a linear scale from 75% to 125%. This change is intended to more accurately reflect the risk inherent in the loan portfolio by considering historical loss data for all years as the data for new periods becomes available. This change in methodology resulted in the allowance for loan losses as of June 30, 2013 being $1,314,000 more than it would have been without this change in methodology.

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

During the three months ended June 30, 2014, the Company refined the method it uses to evaluate historical losses for the purpose of estimating the pool allowance for unimpaired loans. In the third quarter of 2010, the Company moved from a six point grading system (Grades A-F) to a nine point risk rating system (Risk Ratings 1-9), primarily to allow for more distinction within the “Pass” risk rating. Initially, there was not sufficient loss experience within the nine point scale to complete a migration analysis for all nine risk ratings, all loans risk rated Pass or 2-5 were grouped together, a loss rate was calculated for that group, and that loss rate was established as the loss rate for risk rating 4. The reserve ratios for risk ratings 2, 3 and 5 were then interpolated from that figure. As of June 30, 2014, the Company was able to compile twelve quarters of historical loss information for all risk ratings and use that information to calculate the loss rates for each of the nine risk ratings without interpolation. This refinement led to an increase of $1,438,000 in the reserve requirement for unimpaired loans, driven primarily by home equity lines of credit with a risk rating of 5 or “Pass-Watch.”

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

FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance under ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for a public entity for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. ASU 2014-09 is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 is effective for public business entities for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited. ASU 2014-11 is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects the vesting of a share-based payment award and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. ASU 2014-12 provides explicit guidance for those awards. For all entities, ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

Note 2 – Business Combinations

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

North Valley Bancorp, headquartered in Redding, California, is the parent of North Valley Bank and had approximately $935 million in assets and 22 commercial banking offices in Shasta, Humboldt, Del Norte, Mendocino, Yolo, Sonoma, Placer and Trinity Counties in Northern California at June 30, 2014. In connection with the acquisition, North Valley Bank will merge into Tri Counties Bank.

Note 3 – Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$81,392	$4,711	$(63)	$86,040
Obligations of states and political subdivisions	3,484	76	—	3,560
Corporate debt securities	1,883	31	—	1,914

Total securities available for sale	$86,759	$4,818	$(63)	$91,514

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$409,881	$6,983	$(1,175)	$415,689
Obligations of states and political subdivisions	12,621	—	(355)	12,266

Total securities held to maturity	$422,502	$6,983	$(1,530)	$427,955

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$93,055	$4,445	$(357)	$97,143
Obligations of states and political subdivisions	5,513	77	(1)	5,589
Corporate debt securities	1,877	38	—	1,915

Total securities available for sale	$100,445	$4,560	$(358)	$104,647

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$227,864	$298	$(5,540)	$222,622
Obligations of states and political subdivisions	12,640	—	(1,455)	11,185

Total securities held to maturity	$240,504	$298	$(6,995)	$233,807

No investment securities were sold during the six months ended June 30, 2014 or the year ended December 31, 2013. Investment securities with an aggregate carrying value of $56,583,000 and $62,064,000 at June 30, 2014 and December 31, 2013, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at June 30, 2014 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2014, obligations of U.S. government corporations and agencies with a cost basis totaling $491,273,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages.

For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At June 30, 2014, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 5.7 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Investment Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year	$286	$304	—	—
Due after one year through five years	3,187	3,280	—	—
Due after five years through ten years	27,371	28,467	—	—
Due after ten years	55,915	59,463	$422,502	$427,955

Totals	$86,759	$91,514	$422,502	$427,955

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2014	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Securities available for sale:
Obligations of U.S. government corporations and agencies	—	—	$10,068	$(63)	$10,068	$(63)
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—

Total securities available for sale	—	—	$10,068	$(63)	$10,068	$(63)

Securities held to maturity:
Obligations of U.S. government corporations and agencies	$3,384	$(14)	$57,938	$(1,161)	$61,322	$(1,175)
Obligations of states and political subdivisions	477	(31)	11,789	(324)	12,266	(355)

Total securities held to maturity	$3,861	$(45)	$69,727	$(1,485)	$73,588	$(1,530)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Securities available for sale:
Obligations of U.S. government corporations and agencies	$10,287	$(357)	—	—	$10,287	$(357)
Obligations of states and political subdivisions	199	(1)	—	—	199	(1)
Corporate debt securities	—	—	—	—	—	—

Total securities available for sale	$10,486	$(358)	—	—	$10,486	$(358)

Securities held to maturity:
Obligations of U.S. government corporations and agencies	$188,218	$(5,540)	—	—	$188,218	$(5,540)
Obligations of states and political subdivisions	11,185	(1,455)	—	—	11,185	(1,455)

Total securities held to maturity	$199,403	$(6,995)	—	—	$199,403	$(6,995)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At June 30, 2014, 9 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 1.71% from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At June 30, 2014, 14 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 2.81% from the Company’s amortized cost basis.

Corporate debt securities: At June 30, 2014, no corporate debt securities had unrealized losses.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	June 30, 2014
			PCI -	PCI -
	Originated	PNCI	Cash basis	Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$136,690	$72,387	—	$3,843	$212,920
Commercial	872,125	52,844	—	29,967	954,936

Total mortgage loan on real estate	1,008,815	125,231	—	33,810	1,167,856
Consumer:
Home equity lines of credit	307,964	12,866	$5,712	3,645	330,187
Home equity loans	17,129	154	126	486	17,895
Auto Indirect	385	—	—	—	385
Other	26,745	1,861	—	70	28,676

Total consumer loans	352,223	14,881	5,838	4,201	377,143
Commercial	130,848	518	11	5,964	137,341
Construction:
Residential	40,595	—	—	1,502	42,097
Commercial	14,084	—	—	65	14,149

Total construction	54,679	—	—	1,567	56,246

Total loans, net of deferred loan fees and discounts	$1,546,565	$140,630	$5,849	$45,542	$1,738,586

Total principal balance of loans owed, net of charge-offs	$1,550,887	$147,076	$15,456	$53,192	$1,766,611
Unamortized net deferred loan fees	(4,322)	—	—	—	(4,322)
Discounts to principal balance of loans owed, net of charge-offs	—	(6,446)	(9,607)	(7,650)	(23,703)

Total loans, net of unamortized deferred loan fees and discounts	$1,546,565	$140,630	$5,849	$45,542	$1,738,586

Noncovered loans	$1,546,565	$140,630	$5,849	$20,137	$1,713,181
Covered loans	—	—	—	25,405	25,405

Total loans, net of unamortized deferred loan fees and discounts	$1,546,565	$140,630	$5,849	$45,542	$1,738,586

Allowance for loan losses	$32,457	$3,235	$398	$3,878	$39,968

Note 4 – Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2013
			PCI -	PCI -
	Originated	PNCI	Cash basis	Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$129,882	$60,475	—	$4,656	$195,013
Commercial	824,912	57,678	—	30,260	912,850

Total mortgage loan on real estate	954,794	118,153	—	34,916	1,107,863
Consumer:
Home equity lines of credit	316,207	13,576	$6,200	3,883	339,866
Home equity loans	13,849	253	—	486	14,588
Auto Indirect	946	—	—	—	946
Other	25,608	2,074	—	81	27,763

Total consumer loans	356,610	15,903	6,200	4,450	383,163
Commercial	124,650	693	19	6,516	131,878
Construction:
Residential	30,367	—	—	1,566	31,933
Commercial	17,125	—	—	45	17,170

Total construction	47,492	—	—	1,611	49,103

Total loans, net of deferred loan fees and discounts	$1,483,546	$134,749	$6,219	$47,493	$1,672,007

Total principal balance of loans owed, net of charge-offs	$1,487,240	$142,786	$16,475	$56,879	$1,703,380
Unamortized net deferred loan fees	(3,694)	—	—	—	(3,694)
Discounts to principal balance of loans owed, net of charge-offs	—	(8,037)	(10,256)	(9,386)	(27,679)

Total loans, net of unamortized deferred loan fees and discounts	$1,483,546	$134,749	$6,219	$47,493	$1,672,007

Noncovered loans	$1,483,546	$134,749	$6,219	$19,581	$1,644,095
Covered loans	—	—	—	27,912	27,912

Total loans, net of unamortized deferred loan fees and discounts	$1,483,546	$134,749	$6,219	$47,493	$1,672,007

Allowance for loan losses	$(31,354)	$(2,850)	$(385)	$(3,656)	$(38,245)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Change in accretable yield:
Balance at beginning of period	$17,438	$20,691	$18,232	$22,337
Accretion to interest income	(1,382)	(1,568)	(3,013)	(3,191)
Reclassification from nonaccretable difference	242	604	1,079	581

Balance at end of period	$16,298	$19,727	$16,298	$19,727

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

	Allowance for Loan Losses – Three Months Ended June 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,980	$9,875	$16,366	$1,291	$45	$590	$4,136	$1,501	$1,538	$38,322
Charge-offs	(1)	(45)	(677)	(11)	—	(144)	(151)	—	—	(1,029)
Recoveries	—	299	180	25	39	119	188	97	20	967
(Benefit) provision	(147)	(298)	2,186	106	(56)	(9)	234	(87)	(221)	1,708

Ending balance	$2,832	$9,831	$18,055	$1,411	$28	$556	$4,407	$1,511	$1,337	$39,968

	Allowance for Loan Losses – Six Months Ended June 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,154	$9,700	$16,375	$1,208	$66	$589	$4,331	$1,559	$1,263	$38,245
Charge-offs	(136)	(58)	(855)	(11)	—	(271)	(390)	(4)	(69)	(1,794)
Recoveries	—	471	509	27	51	302	1,061	608	135	3,164
(Benefit) provision	(186)	(282)	2,026	187	(89)	(64)	(595)	(652)	8	353

Ending balance	$2,832	$9,831	$18,055	$1,411	$28	$556	$4,407	$1,511	$1,337	$39,968

Ending balance:
Individ. evaluated for impairment	$780	$392	$2,088	$211	—	$3	$405	$61	—	$3,940

Loans pooled for evaluation	$1,869	$8,605	$15,466	$1,199	$27	$553	$2,534	$720	$779	$31,752

Loans acquired with deteriorated credit quality	$185	$835	$499	—	—	—	$1,469	$730	$558	$4,276

	Loans, net of unearned fees – As of June 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$212,920	$954,936	$330,187	$17,895	$385	$28,676	$137,341	$42,097	$14,149	$1,738,586

Individ. evaluated for impairment	$7,397	$52,570	$6,987	$871	$40	$77	$2,159	$2,751	$16	$72,868

Loans pooled for evaluation	$201,680	$872,399	$313,843	$16,412	$345	$28,529	$129,207	$37,844	$14,068	$1,614,327

Loans acquired with deteriorated credit quality	$3,843	$29,967	$9,357	$612	—	$70	$5,975	$1,502	$65	$51,391

	Allowance for Loan Losses – Year Ended December 31, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,523	$8,782	$21,367	$1,155	$243	$696	$4,703	$1,400	$779	$42,648
Charge-offs	(46)	(2,038)	(2,651)	(94)	(68)	(887)	(1,599)	(20)	(140)	(7,543)
Recoveries	345	994	1,053	41	195	759	340	63	65	3,855
(Benefit) provision	(668)	1,962	(3,394)	106	(304)	21	887	116	559	(715)

Ending balance	$3,154	$9,700	$16,375	$1,208	$66	$589	$4,331	$1,559	$1,263	$38,245

Ending balance:
Individ. evaluated for impairment	$775	$1,198	$1,140	$169	$1	$8	$585	$91	$8	$3,975

Loans pooled for evaluation	$2,039	$7,815	$14,749	$1,039	$65	$581	$2,402	$751	$789	$30,230

Loans acquired with deteriorated credit quality	$340	$687	$486	—	—	—	$1,344	$717	$466	$4,040

Note 5 – Allowance for Loan Losses (continued)

	Loans, net of unearned fees – As of December 31, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$195,013	$912,850	$339,866	$14,588	$946	$27,763	$131,878	$31,933	$17,170	$1,672,007

Individ. evaluated for impairment	$7,342	$59,936	$6,918	$778	$60	$90	$3,177	$2,756	$178	$81,235

Loans pooled for evaluation	$183,015	$822,654	$322,865	$13,324	$886	$27,592	$122,166	$27,611	$16,947	$1,537,060

Loans acquired with deteriorated credit quality	$4,656	$30,260	$10,083	$486	—	$81	$6,535	$1,566	$45	$53,712

	Allowance for Loan Losses – Three months ended June 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,343	$9,410	$19,323	$1,137	$148	$563	$4,235	$1,336	$372	$39,867
Charge-offs	(35)	(886)	(746)	—	(33)	(212)	(35)	—	—	(1,947)
Recoveries	191	317	215	17	61	178	66	—	20	1,065
(Benefit) provision	(268)	(77)	(82)	(45)	(62)	38	663	(48)	495	614

Ending balance	$3,231	$8,764	$18,710	$1,109	$114	$567	$4,929	$1,288	$887	$39,599

	Allowance for Loan Losses – As of and six months ended June 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,523	$8,782	$21,367	$1,155	$243	$696	$4,703	$1,400	$779	$42,648
Charge-offs	(42)	(1,689)	(1,512)	(26)	(58)	(485)	(825)	(20)	(61)	(4,718)
Recoveries	191	670	505	26	146	402	136	61	26	2,163
(Benefit) provision	(441)	1,001	(1,650)	(46)	(217)	(46)	915	(153)	143	(494)

Ending balance	$3,231	$8,764	$18,710	$1,109	$114	$567	$4,929	$1,288	$887	$39,599

Ending balance:
Individ. evaluated for impairment	$519	$1,521	$1,768	$50	$3	$7	$880	$98	$45	$4,891

Loans pooled for evaluation	$2,412	$6,965	$15,809	$992	$111	$551	$2,592	$521	$543	$30,496

Loans acquired with deteriorated credit quality	$300	$278	$1,133	$67	—	$9	$1,457	$669	$299	$4,212

	Loans, net of unearned fees – As of June 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$196,910	$900,536	$342,813	$13,452	$1,965	$28,987	$128,410	$24,063	$14,904	$1,652,040

Individ. evaluated for impairment	$6,124	$68,027	$8,574	$510	$116	$86	$3,533	$3,223	$310	$90,503

Loans pooled for evaluation	$186,253	$798,979	$322,983	$12,340	$1,849	$28,818	$117,595	$18,217	$13,534	$1,500,568

Loans acquired with deteriorated credit quality	$4,533	$33,530	$11,256	$602	—	$83	$7,282	$2,623	$1,060	$60,969

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

The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:

•	Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•	Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.

•	Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.

•	Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

•	Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators – As of June 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$128,003	$821,814	$293,127	$15,419	$275	$26,037	$128,062	$36,055	$13,900	$1,462,692
Special mention	1,019	14,440	4,698	407	43	528	1,154	94	140	22,523
Substandard	7,668	35,871	10,137	1,303	67	180	1,632	4,446	44	61,348
Loss	—	—	2	—	—	—	—	—	—	2

Total originated	$136,690	$872,125	$307,964	$17,129	$385	$26,745	$130,848	$40,595	$14,084	$1,546,565

PNCI loans:
Pass	$71,787	$44,229	$11,797	$154	—	$1,823	$226	—	—	$130,016
Special mention	—	5,825	269	—	—	5	292	—	—	6,391
Substandard	600	2,790	800	—	—	33	—	—	—	4,223

Total PNCI	$72,387	$52,844	$12,866	$154	—	$1,861	$518	—	—	$140,630

PCI loans	$3,843	$29,967	$9,357	$612	—	$70	$5,975	$1,502	$65	$51,391

Total loans	$212,920	$954,936	$330,187	$17,895	$385	$28,676	$137,341	$42,097	$14,149	$1,738,586

	Credit Quality Indicators – As of December 31, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$121,969	$768,596	$203,232	$12,284	$717	$24,653	$121,580	$25,836	$16,571	$1,394,438
Special mention	1,265	15,862	4,529	504	118	756	938	96	343	24,411
Substandard	6,648	40,454	9,446	1,061	111	196	2,122	4,435	211	64,684
Loss	—	—	—	—	—	3	10	—	—	13

Total originated	$129,882	$824,912	$316,207	$13,849	$946	$25,608	$124,650	$30,367	$17,125	$1,483,546

PNCI loans:
Pass	$59,798	$48,548	$12,716	$253	—	$2,020	$380	—	—	$123,715
Special mention	—	5,810	195	—	—	18	313	—	—	6,336
Substandard	677	3,320	665	—	—	36	—	—	—	4,698

Total PNCI	$60,475	$57,678	$13,576	$253	—	$2,074	$693	—	—	$134,749

PCI loans	$4,656	$30,260	$10,083	$486	—	$81	$6,535	$1,566	$45	$53,712

Total loans	$195,013	$912,850	$339,866	$14,588	$946	$27,763	$131,878	$31,933	$17,170	$1,672,007

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of June 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$14	$1,328	$1,928	$518	$2	$56	$140	—	—	$3,986
60-89 Days	349	—	767	46	—	2	6	—	$106	1,276
> 90 Days	903	1,731	535	138	23	6	60	—	—	3,396

Total past due	$1,266	$3,059	$3,230	$702	$25	$64	$206	—	$106	$8,658
Current	135,424	869,066	304,734	16,427	360	26,681	130,642	$40,595	13,978	1,537,907

Total orig. loans	$136,690	$872,125	$307,964	$17,129	$385	$26,745	$130,848	$40,595	$14,084	$1,546,565

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$4,563	$24,308	$4,512	$813	$36	$16	$433	$2,468	$16	$37,165

Note 5 – Allowance for Loan Losses (continued)

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of June 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	—	—	—	—	—	—	$10	—	—	$10
60-89 Days	$2,297	—	—	—	—	$36	—	—	—	2,333
> 90 Days	—	—	$36	—	—	—	—	—	—	36

Total past due	$2,297	—	$36	—	—	$36	$10	—	—	$2,379
Current	$70,090	52,844	12,830	$154	—	1,825	508	—	—	138,251

Total PNCI loans	$72,387	$52,844	$12,866	$154	—	$1,861	$518	—	—	$140,630

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$193	$478	$484	—	—	$33	—	—	—	$1,188

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$2,272	$2,304	$3,121	$264	$24	$40	$296	—	—	$8,321
60-89 Days	284	—	1,070	16	1	16	76	—	$198	1,661
> 90 Days	447	2,213	1,050	312	33	7	749	$13	—	4,824

Total past due	$3,003	$4,517	$5,241	$592	$58	$63	$1,121	$13	$198	$14,806
Current	126,879	820,395	310,966	13,257	888	25,545	123,529	30,354	16,927	1,468,740

Total orig. loans	$129,882	$824,912	$316,207	$13,849	$946	25,608	$124,650	$30,367	$17,125	$1,483,546

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$4,697	$30,732	$4,972	$719	$54	$26	$1,280	$2,473	$178	$45,131

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$799	$512	$313	—	—	$49	—	—	—	$1,673
60-89 Days	—	352	38	—	—	—	—	—	—	390
> 90 Days	—	217	—	—	—	—	—	—	—	217

Total past due	$799	$1,081	$351	—	—	$49	—	—	—	$2,280
Current	59,676	56,597	13,225	$253	—	2,025	$693	—	—	132,469

Total PNCI loans	$60,475	$57,678	$13,576	$253	—	$2,074	$693	—	—	$134,749

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$262	$1,139	$429	—	—	$36	—	—	—	$1,866

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

	Impaired Originated Loans – As of, or for the Six Months Ended, June 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$4,002	$48,781	$2,641	$626	$33	$16	$1,151	$2,468	$16	$59,734

Unpaid principal	$6,227	$51,862	$5,592	$1,032	$70	$22	$1,174	$6,689	$99	$72,767

Average recorded Investment	$4,228	$54,387	$3,419	$540	$49	$21	$1,266	$1,904	$43	$65,857

Interest income Recognized	$23	$651	$5	$1	—	—	$31	—	—	$711

With an allowance recorded:
Recorded investment	$2,821	$3,163	$3,559	$245	$7	—	$998	$283	—	$11,076

Unpaid principal	$2,893	$3,324	$4,231	$325	$10	—	$1,041	$283	—	$12,107

Related allowance	$625	$282	$1,810	$211	—	—	$405	$61	—	$3,394

Average recorded Investment	$2,594	$5,012	$3,196	$204	$5	$6	$1,524	$890	$73	$13,504

Interest income Recognized	$34	$76	$35	$2	—	—	$25	$9	—	$181

	Impaired PNCI Loans – As of, or for the Six Months Ended, June 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$144	$478	$320	—	—	$33	$10	—	—	$985

Unpaid principal	$144	$2,648	$337	—	—	$44	$10	—	—	$3,183

Average recorded Investment	$94	$822	$291	—	—	$35	$12	—	—	$1,254

Interest income Recognized	$6	—	$(1)	—	—	—	—	—	—	$5

With an allowance recorded:
Recorded investment	$430	$148	$467	—	—	$28	—	—	—	$1,073

Unpaid principal	$442	$148	$476	—	—	$28	—	—	—	$1,094

Related allowance	$155	$110	$278	—	—	$3	—	—	—	$546

Average recorded Investment	$352	$153	$260	—	—	$28	—	—	—	$793

Interest income Recognized	$4	$4	$8	—	—	$1	—	—	—	$17

Note 5 – Allowance for Loan Losses (continued)

	Impaired Originated Loans – As of, or for the Year Ended, December 31, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$4,366	$53,352	$3,710	$552	$55	$16	$1,648	$2,473	$69	$66,241

Unpaid principal	$6,489	$58,894	$7,299	$1,249	$123	$21	$1,665	$6,611	$138	$82,489

Average recorded Investment	$4,123	$58,205	$4,410	$463	$93	$18	$2,154	$1,567	$83	$71,116

Interest income Recognized	$336	$3,361	$352	$36	$12	$1	$113	$108	$7	$4,326

With an allowance recorded:
Recorded investment	$2,630	$5,296	$2,779	$226	$4	$10	$1,517	$284	$109	$12,855

Unpaid principal	$2,689	$5,659	$3,053	$291	$6	$10	$1,616	$284	$288	$13,896

Related allowance	$648	$1,084	$968	$169	$1	$5	$585	$91	$7	$3,558

Average recorded Investment	$2,245	$6,077	$3,064	$141	$12	$7	$1,817	$1,499	$188	$15,050

Interest income Recognized	$124	$287	$146	$18	$1	$2	$95	$19	$15	$707

	Impaired PNCI Loans – As of, or for the Year Ended, December 31, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$148	$1,139	$227	—	—	$36	$12	—	—	$1,562

Unpaid principal	$158	$3,323	$287	—	—	$45	$12	—	—	$3,825

Average recorded Investment	$37	$1,005	$333	—	—	$39	$7	—	—	$1,421

Interest income Recognized	$11	$233	$21	—	—	$5	$1	—	—	$271

With an allowance recorded:
Recorded investment	$198	$149	$203	—	—	$28	—	—	—	$578

Unpaid principal	$207	$149	$215	—	—	$28	—	—	—	$599

Related allowance	$128	$114	$172	—	—	$3	—	—	—	$417

Average recorded Investment	$275	$250	$162	—	—	$29	—	—	—	$716

Interest income Recognized	$12	$9	$10	—	—	$1	—	—	—	$32

	Impaired Originated Loans – As of, or for the Six Months Ended, June 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,913	$60,844	$4,854	$398	$104	$15	$1,567	$510	—	$72,205

Unpaid principal	$6,004	$66,568	$8,786	$1,049	$218	$27	$2,363	$1,258	—	$86,273

Average recorded Investment	$3,817	$61,360	$4,744	$406	$139	$19	$3,348	$1,587	$160	$75,580

Interest income Recognized	$10	$865	$14	—	$1	—	$35	—	—	$925

With an allowance recorded:
Recorded investment	$1,855	$6,207	$3,001	$112	$13	$4	$1,966	$2,713	$310	$16,181

Unpaid principal	$1,884	$6,563	$3,366	$163	$17	$4	$2,071	$6,704	$547	$21,319

Related allowance	$366	$1,368	$1,562	$50	$3	$4	$880	$98	$45	$4,376

Average recorded Investment	$2,249	$5,094	$3,886	$132	$24	$13	$2,639	$1,823	$261	$16,121

Interest income Recognized	$42	$74	$24	$2	—	—	$37	$10	$1	$190

Note 5 – Allowance for Loan Losses (continued)

	Impaired PNCI Loans – As of, or for the Six Months Ended, June 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	—	$811	$512	—	—	$39	—	—	—	$1,362

Unpaid principal	—	$2,881	$558	—	—	$46	—	—	—	$3,485

Average recorded Investment	—	$1,183	$393	—	—	$27	—	—	—	$1,603

Interest income Recognized	—	—	$5	—	—	—	—	—	—	$5

With an allowance recorded:
Recorded investment	$356	$165	$205	—	—	$29	—	—	—	$755

Unpaid principal	$368	$165	$214	—	—	$29	—	—	—	$776

Related allowance	$153	$153	$206	—	—	$3	—	—	—	$515

Average recorded Investment	$251	$335	$93	—	—	$43	—	—	—	$722

Interest income Recognized	$6	$4	$5	—	—	$1	—	—	—	$16

At June 30, 2014, $53,476,000 of originated loans were TDRs and classified as impaired. The Company had no obligations to lend additional funds on these TDRs as of June 30, 2014. At June 30, 2014, $1,227,000 of PNCI loans were TDRs and classified as impaired. The Company had no obligations to lend additional funds on these TDRs as of June 30, 2014.

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

Modifications classified as TDRs can include one or a combination of the following: rate modifications, term extensions, interest only modifications, either temporary or long-term, payment modifications, and collateral substitutions/additions. For all new TDRs, an impairment analysis is conducted. If the loan is determined to be collateral dependent, any additional amount of impairment will be calculated based on the difference between estimated collectible value and the current carrying balance of the loan. This difference could result in an increased provision and is typically charged off. If the asset is determined not to be collateral dependent, the impairment is measured on the net present value difference between the expected cash flows of the restructured loan and the cash flows which would have been received under the original terms. The effect of this could result in a requirement for additional provision to the reserve. The effect of these required provisions for the period are indicated above. Typically if a TDR defaults during the period, the loan is then considered collateral dependent and, if it was not already considered collateral dependent, an appropriate provision will be reserved or charge will be taken. The additional provisions required resulting from default of previously modified TDR’s are noted above.

The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the Three Months Ended June 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	1	2	1	1	—	—	2	—	—	7
Pre-mod outstanding principal balance	$112	$568	$200	$32	—	—	$34	—	—	$946
Post-mod outstanding principal balance	$112	$571	$212	$33	—	—	$34	—	—	$962
Financial impact due to TDR taken as additional provision	—	$8	—	—	—	—	$4	—	—	$12
Number that defaulted during the period	1	1	—	—	—	—	—	—	—	2
Recorded investment of TDRs that defaulted during the period	$152	$163	—	—	—	—	—	—	—	$315
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

Note 5 – Allowance for Loan Losses (continued)

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the periods indicated:

	TDR Information for the Six Months Ended June 30,2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	3	4	3	1	—	—	3	1	1	16
Pre-mod outstanding principal balance	$806	$824	$479	$32	—	—	$72	$102	$118	$2,433
Post-mod outstanding principal balance	$806	$830	$491	$33	—	—	$72	$85	$100	$2,417
Financial impact due to TDR taken as additional provision	$37	$18	—	—	—	—	$21	—	—	$76
Number that defaulted during the period	1	2	—	—	—	—	1	—	—	4
Recorded investment of TDRs that defaulted during the period	$152	$423	—	—	—	—	$116	—	—	$691
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions

	TDR Information for the Three Months Ended June 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	2	6	4	—	—	—	2	—	—	14
Pre-mod outstanding principal balance	$432	$4,555	$324	—	—	—	$108	—	—	$5,419
Post-mod outstanding principal balance	$436	$4,555	$328	—	—	—	$108	—	—	$5,427
Financial impact due to TDR taken as additional provision	$151	$22	$193	—	—	—	$58	—	—	$424
Number that defaulted during the period	2	4	—	—	—	—	3	1	—	10
Recorded investment of TDRs that defaulted during the period	$181	$931	—	—	—	—	$1,297	$73	—	$2,482
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	$(3)	—	—	—	—	—	—	$5	—	$2

	TDR Information for the Six Months Ended June 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	2	6	7	—	—	—	2	—	—	17
Pre-mod outstanding principal balance	$432	$4,555	$582	—	—	—	$108	—	—	$5,677
Post-mod outstanding principal balance	$436	$4,555	$588	—	—	—	$108	—	—	$5,687
Financial impact due to TDR taken as additional provision	$151	$22	$193	—	—	—	$58	—	—	$424
Number that defaulted during the period	2	4	—	—	—	—	3	1	—	10
Recorded investment of TDRs that defaulted during the period	$181	$931	—	—	—	—	$1,297	$73	—	$2,482
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	$(3)	—	—	—	—	—	—	$5	—	$2

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$5,588	$674	$6,262	$5,957	$1,541	$7,498
Additions/transfers from loans	4,578	—	4,578	6,813	351	7,164
Dispositions/sales	(4,873)	(142)	(5,015)	(8,266)	(769)	(9,035)
Valuation adjustments	(29)	(11)	(40)	(492)	(81)	(573)

Ending balance, net	$5,264	$521	$5,785	$4,012	$1,042	$5,054

Ending valuation allowance	$(76)	$(11)	$(87)	$(1,250)	$(340)	$(1,590)

Ending number of foreclosed assets	23	2	25	29	3	32

Proceeds from sale of foreclosed assets	$6,315	$168	$6,483	$9,333	$869	$10,202

Gain on sale of foreclosed assets	$1,442	$26	$1,468	$1,066	$100	$1,166

Note 7 – Premises and Equipment

Premises and equipment were comprised of:

	June 30,	December 31,
	2014	2013
	(In thousands)
Land & land improvements	$5,956	$5,975
Buildings	30,025	30,103
Furniture and equipment	28,223	27,881

	64,204	63,959
Less: Accumulated depreciation	(32,423)	(32,397)

	31,781	31,562
Construction in progress	99	50

Total premises and equipment	$31,880	$31,612

Depreciation expense for premises and equipment amounted to $984,000 and $734,000 for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense for premises and equipment amounted to $2,165,000 and $1,475,000 for the three months ended June 30, 2014 and 2013, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Six months ended June 30,
	2014	2013
Beginning balance	$52,309	$50,582
Increase in cash value of life insurance	797	806

Ending balance	$53,106	$51,388

End of period death benefit	$95,312	$94,555
Number of policies owned	133	133
Insurance companies used	6	6
Current and former employees and directors covered	36	36

As of June 30, 2014, the Bank was the owner and beneficiary of 133 life insurance policies, issued by six life insurance companies, covering 36 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these condensed consolidated financial statements for additional information on JBAs.

Note 9 – Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated.

	June 30,			December 31,
(in thousands)	2014	Additions	Reductions	2013
Goodwill	$15,519	—	—	$15,519

The following table summarizes the Company’s core deposit intangibles as of the dates indicated.

	June 30,		Reductions/	Fully	December 31,
(in thousands)	2014	Additions	Amortization	Depreciated	2013
Core deposit intangibles	$1,460	—	—	—	$1,460
Accumulated amortization	(681)	—	$(104)	—	(577)

Core deposit intangibles, net	$779	—	$(104)	—	$883

The Company recorded additions to its core deposit intangibles of $898,000 in conjunction with the Citizens acquisition on September 23, 2011 and $562,000 in conjunction with the Granite acquisition on May 28, 2010. The following table summarizes the Company’s estimated core deposit intangible amortization excluding the impact of any future acquisitions (dollars in thousands):

Estimated Core Deposit
Years Ended	Intangible Amortization
2014	$209
2015	209
2016	209
2017	209
2018	$47
Thereafter	—

Note 10 – Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights (“MSRs”) for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Mortgage servicing rights:
Balance at beginning of period	$6,107	$4,984	$6,165	$4,552
Additions	153	396	276	889
Change in fair value	(351)	191	(532)	130
Balance at end of period	$5,909	$5,571	$5,909	$5,571

Servicing, late and ancillary fees received	$421	$429	$841	$846

Balance of loans serviced at:
Beginning of period	$672,341	$680,447	$680,197	$666,512
End of period	$667,969	$682,176	$667,969	$682,176
Weighted-average prepayment speed (CPR)			11.0%	13.0%
Discount rate			10.0%	10.0%

The changes in fair value of MSRs that occurred during the three and six months ended June 30, 2014 and 2013 were mainly due to principal reductions and changes in estimated life of the MSRs.

Note 11 – Indemnification Asset

A summary of the activity in the balance of indemnification asset (included in other assets) follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning (payable) receivable balance	$(220)	$1,807	$206	$1,997
Effect of actual covered losses and change in estimated future covered losses	(97)	(243)	(565)	(278)
Reimbursable expenses (revenue), net	14	(54)	73	(93)
Payments made (received)	266	(69)	249	(185)

Ending (payable) receivable balance	$(37)	$1,441	$(37)	$1,441

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	June 30,	December 31,
	2014	2013
Deferred tax asset, net	$27,687	$26,781
Prepaid expense	1,979	2,131
Software	1,177	1,318
Advanced compensation	1,072	1,175
TriCo Capital Trust I & II	1,238	1,238
Indemnification asset (Note 11)	(37)	206
Miscellaneous other assets	1,109	3,237

Total other assets	$34,225	$36,086

Note 13 – Deposits

A summary of the balances of deposits follows (in thousands):

	June 30,	December 31,
	2014	2013
Noninterest-bearing demand	$720,743	$789,458
Interest-bearing demand	547,110	533,351
Savings	854,127	798,986
Time certificates, $100,000 and over	140,852	157,647
Other time certificates	122,364	131,041

Total deposits	$2,385,196	$2,410,483

Certificate of deposit balances of $5,000,000 from the State of California were included in time certificates, $100,000 and over, at each of June 30, 2014 and December 31, 2013. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,060,000 and $1,212,000 were classified as consumer loans at June 30, 2014 and December 31, 2013, respectively.

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$2,230	$3,175	$2,415	$3,615
Provision for losses – unfunded commitments	(185)	35	(370)	(405)

Balance at end of period	$2,045	$3,210	$2,045	$3,210

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	June 30,	December 31,
	2014	2013
Deferred compensation	$7,213	$7,357
Pension liability	15,036	14,634
Joint beneficiary agreements	2,749	2,623
Miscellaneous other liabilities	3,137	7,097

Total other liabilities	$28,135	$31,711

Note 16 – Other Borrowings

A summary of the balances of other borrowings follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
Other collateralized borrowings, fixed rate, as of June 30, 2014 of 0.05%, payable on July 1, 2014	$6,075	$6,335

Total other borrowings	$6,075	$6,335

The Company did not enter into any repurchase agreements during the six months ended June 30, 2014 or the year ended December 31, 2013.

The Company had $6,075,000 and $6,335,000 of other collateralized borrowings at June 30, 2014 and December 31, 2013, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of June 30, 2014, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $6,075,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at June 30, 2014, this line provided for maximum borrowings of $613,779,000 of which none was outstanding, leaving $613,779,000 available. As of June 30, 2014, the Company has designated loans totaling $1,130,863,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the San Francisco Federal Reserve Bank. As of June 30, 2014, this line provided for maximum borrowings of $122,913,000 of which none was outstanding, leaving $122,913,000 available. As of June 30, 2014, the Company has designated investment securities with fair value of $39,000 and loans totaling $153,219,000 as potential collateral under this collateralized line of credit with the San Francisco Federal Reserve Bank.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $10,000,000 for federal funds transactions at June 30, 2014.

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

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust I are reflected as junior subordinated debt in the consolidated balance sheets. The common stock issued by TriCo Capital Trust I are recorded in other assets in the consolidated balance sheets. As of June 30, 2014, The TriCo Capital Trust I debentures carried an interest rate of 3.28%.

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

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust II are reflected as junior subordinated debt in the consolidated balance sheets. The common stock issued by TriCo Capital Trust II is recorded in other assets in the consolidated balance sheets. As of June 30, 2014, The TriCo Capital Trust II debentures carried an interest rate of 2.78%.

The debentures issued by TriCo Capital Trust I and TriCo Capital Trust II, less the common securities of TriCo Capital Trust I and TriCo Capital Trust II, continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System.

Note 18 – Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $42,419,000 and $38,359,000 were maintained to satisfy Federal regulatory requirements at June 30, 2014 and December 31, 2013. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

Lease Commitments— The Company leases 41 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The Company currently does not have any capital leases.

Note 18 – Commitments and Contingencies (continued)

At December 31, 2013, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating
Leases
(in thousands)
2014	$2,452
2015	1,706
2016	1,154
2017	791
2018	429
Thereafter	1,235

Future minimum lease payments	$7,767

Rent expense under operating leases was $734,000 and $815,000 during the three months ended June 30, 2014 and 2013, respectively. Rent expense was offset by rent income of $54,000 and $54,000 during the three months ended June 30, 2014 and 2013, respectively. Rent expense under operating leases was $1,490,000 and $1,625,000 during the six months ended June 30, 2014 and 2013, respectively. Rent expense was offset by rent income of $109,000 and $108,000 during the six months ended June 30, 2014 and 2013, respectively.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

	June 30,	December 31,
(in thousands)	2014	2013
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$139,427	$136,986
Consumer loans	359,547	360,194
Real estate mortgage loans	42,389	35,309
Real estate construction loans	23,612	22,897
Standby letters of credit	4,466	2,601
Deposit account overdraft privilege	65,353	68,932

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

Legal Proceedings— The Bank owns 10,214 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4206 per Class A share. As of June 30, 2014, the value of the Class A shares was $210.71 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $905,000 as of June 30, 2014, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On January 24, 2014, a putative shareholder class action lawsuit was filed against TriCo, North Valley Bancorp and certain other defendants in connection with TriCo entering into the merger agreement with North Valley Bancorp. The lawsuit, which was filed in the Shasta County, California Superior Court, alleges that the members of the North Valley Bancorp board of directors breached their fiduciary duties to North Valley Bancorp shareholders by approving the proposed merger for inadequate consideration; approving the transaction in order receive benefits not equally shared by other North Valley Bancorp shareholders; entering into the merger agreement containing preclusive deal protection devices; and failing to take steps to maximize the value to be paid to the North Valley Bancorp shareholders. The lawsuit alleges claims against TriCo for aiding and abetting these alleged breaches of fiduciary duties. The plaintiff seeks, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties injunctive relief prohibiting consummation of the merger, rescission, attorneys’ of the merger agreement, fees and costs, and other and further relief. On July 31, 2014 the defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of this lawsuit. In connection with the settlement contemplated by the memorandum of understanding and in consideration for the full settlement and release of all claims, TriCo and North Valley Bancorp agreed to make certain additional disclosures related to the proposed merger, which are contained in a Current Report on Form 8-K filed by each of the companies. The memorandum of understanding contemplates that the parties will negotiate in good faith and use their reasonable best efforts to enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to North Valley Bancorp’s shareholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

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

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $4,100,000 and $3,780,000 during the six months ended June 30, 2014 and 2013 respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight. Absent approval from the Commissioner of the Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2013, the Bank may pay dividends of $44,548,000.

Shareholders’ Rights Plan

On June 25, 2001, the Company announced that its Board of Directors adopted and entered into a Shareholder Rights Plan designed to protect and maximize shareholder value and to assist the Board of Directors in ensuring fair and equitable benefit to all shareholders in the event of a hostile bid to acquire the Company. The Company adopted this Rights Plan to protect shareholders from coercive or otherwise unfair takeover tactics. In general terms, the Rights Plan would have imposed a significant penalty upon any person or group that acquired 15% or more of the Company’s outstanding common stock without approval of the Company’s Board of Directors. The Rights Plan was not adopted in response to any known attempt to acquire control of the Company. Under the Rights Plan, a dividend of one Preferred Stock Purchase Right was declared for each common share held of record as of the close of business on July 10, 2001. No separate certificates evidencing the Rights were issued. The Rights generally would not have become exercisable unless an acquiring entity accumulated or initiated a tender offer to purchase 15% or more of the Company’s common stock. In that event, each Right entitled the holder, other than the unapproved acquirer and its affiliates, to purchase either the Company’s common stock or shares in an acquiring entity at one-half of market value.

The Rights’ initial exercise price, which was subject to adjustment, was $49.00 per Right. The Company’s Board of Directors generally was entitled to redeem the Rights at a redemption price of $.01 per Right until an acquiring entity acquired a 15% position. The Rights were scheduled to expire on July 10, 2011, but on July 8, 2011, the Company extended the expiration date to July 10, 2021.

On June 4, 2014, the Company entered into an amendment to its Rights Agreement dated June 25, 2001 with Mellon Investor Services LLC, as Rights Agent, as amended. The amendment accelerated the expiration of the Rights from July 10, 2021 to July 1, 2014 and had the effect of terminating the Rights Agreement as of that date. At the time of the termination of the Rights Agreement on July 1, 2014 at 5:00 p.m. California time, all Rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired.

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of June 30, 2014, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the six months ended June 30, 2014 and 2013, employees and directors tendered 103,268 and 166,134 shares, respectively, of the Company’s common stock with market value of $2,551,000, and $3,337,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced on August 21, 2007.

Note 20 – Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit awards and stock appreciation rights. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of June 30, 2014, 687,500 options for the purchase of common shares were outstanding, and 937,500 remain available for grant, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of June 30, 2014, 398,850 options for the purchase of common shares were outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Stock option activity during the six months ended June 30, 2014 is summarized in the following table:

			Weighted	Weighted
			Average	Average Fair
	Number	Option Price	Exercise	Value on
	of Shares	per Share	Price	Date of Grant
Outstanding at December 31, 2013	1,246,370	$12.63 to $25.91	$18.04
Options granted	—	— to —	—	—
Options exercised	(160,020)	$14.54 to $20.58	$17.41
Options forfeited	—	— to —	—
Outstanding at June 30, 2014	1,086,350	$12.63 to $25.91	$18.13

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of June 30, 2014:

	Currently	Currently Not	Total
	Exercisable	Exercisable	Outstanding
Number of options	788,350	298,000	1,086,350
Weighted average exercise price	$18.78	$16.42	$18.13
Intrinsic value (in thousands)	$3,571	$2,002	$5,573
Weighted average remaining contractual term (yrs.)	4.9	7.8	5.7

The 298,000 options that are currently not exercisable as of June 30, 2014 are expected to vest, on a weighted-average basis, over the next 2.8 years, and the Company is expected to recognize $2,047,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2013 or the six months ended June 30, 2014.

Note 21 – Noninterest Income and Expense

The components of other noninterest income were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service charges on deposit accounts	$2,724	$3,277	$5,414	$6,417
ATM and interchange fees	2,192	2,233	4,205	4,108
Other service fees	533	562	1,053	1,121
Mortgage banking service fees	421	430	841	846
Change in value of mortgage servicing rights	(351)	191	(532)	130

Total service charges and fees	5,519	6,693	10,981	12,622

Gain on sale of loans	514	1,590	978	3,884
Commissions on sale of non-deposit investment products	843	841	1,614	1,602
Increase in cash value of life insurance	400	380	797	806
Change in indemnification asset	(93)	(314)	(505)	(415)
Gain (loss) on sale of foreclosed assets	241	615	1,468	1,166
Sale of customer checks	98	92	199	183
Lease brokerage income	111	81	218	198
Gain (loss) on disposal of fixed assets	71	2	70	(14)
Other	173	151	352	317

Total other noninterest income	2,358	3,438	5,191	7,727

Total noninterest income	$7,877	$10,131	$16,172	$20,349

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights	$70	$621	$309	$976

The components of noninterest expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Base salaries, net of deferred loan origination costs	$9,008	$8,508	$17,874	$16,856
Incentive compensation	1,205	1,299	2,328	2,585
Benefits and other compensation costs	3,104	3,083	6,418	6,410

Total salaries and benefits expense	13,317	12,890	26,620	25,851

Occupancy	1,802	1,753	3,764	3,412
Equipment	1,060	913	2,096	1,947
Data processing and software	1,350	1,280	2,528	2,358
ATM network charges	710	679	1,353	1,175
Telecommunications	713	587	1,293	1,112
Postage	221	133	448	364
Courier service	224	255	458	422
Advertising	341	415	683	740
Assessments	481	543	1,002	1,149
Operational losses	150	122	327	239
Professional fees	1,518	695	2,357	1,206
Foreclosed assets expense	151	163	309	262
Provision for foreclosed asset losses	4	546	40	573
Change in reserve for unfunded commitments	(185)	35	(370)	(405)
Intangible amortization	52	53	104	105
Other	3,207	2,448	5,421	4,600

Total other noninterest expense	11,799	10,619	21,813	19,259

Total noninterest income	$25,116	$23,509	$48,433	$45,110

Note 22 – Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	7.1	6.7	7.0	6.7
Tax-exempt interest on municipal obligations	(0.5)	(0.5)	(0.4)	(0.3)
Increase in cash value of insurance policies	(1.7)	(1.2)	(1.3)	(1.1)
Nondeductible merger expenses	1.2	—	0.6	—
Other	1.0	0.3	0.3	0.2

Effective Tax Rate	42.1%	40.3%	41.2%	40.5%

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

Three months ended Six months ended

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Net income	$4,859	$6,325	$12,224	$14,802
Average number of common shares outstanding	16,129	16,028	16,113	16,015
Effect of dilutive stock options	181	107	203	98

Average number of common shares outstanding used to calculate diluted earnings per share	16,310	16,135	16,316	16,113

Options excluded from diluted earnings per share because the effect of these options was antidilutive	101	604	101	731

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

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
Net unrealized gains on available for sale securities	$4,755	$4,202
Tax effect	(1,999)	(1,767)

Unrealized holding gains on available for sale securities, net of tax	2,756	2,435

Unfunded status of the supplemental retirement plans	(769)	(787)
Tax effect	323	331

Unfunded status of the supplemental retirement plans, net of tax	(446)	(456)

Joint beneficiary agreement liability	(122)	(122)
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	(122)	(122)

Accumulated other comprehensive income	$2,188	$1,857

Note 24 – Comprehensive Income (continued)

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Unrealized holding gains (losses) on available for sale securities before reclassifications	$658	$(2,569)	$553	$(3,642)
Amounts reclassified out of accumulated other comprehensive income	—	—	—	—

Unrealized holding gains (losses) on available for sale securities after reclassifications	658	(2,569)	553	(3,642)
Tax effect	(277)	1,080	(232)	1,532

Unrealized holding gains (losses) on available for sale securities, net of tax	381	(1,489)	321	(2,110)

Change in unfunded status of the supplemental retirement plans before reclassifications	—	—	—	—
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	5	—	10	—
Amortization of actuarial losses	4	—	8	—

Total amounts reclassified out of accumulated other comprehensive income	9	—	18	—

Change in unfunded status of the supplemental retirement plans after reclassifications	9	—	18	—
Tax effect	(4)	—	(8)	—

Change in unfunded status of the supplemental retirement plans, net of tax	5	—	10	—

Change in joint beneficiary agreement liability before reclassifications	—	—	—	—
Amounts reclassified out of accumulated other comprehensive income	—	—	—	—

Change in joint beneficiary agreement liability after reclassifications	—	—	—	—
Tax effect	—	—	—	—

Change in joint beneficiary agreement liability, net of tax	—	—

Total other comprehensive income (loss)	$386	$(1,489)	$331	$(2,110)

Note 25 – Retirement Plans

401(k) Plan

The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company does not contribute to the 401(k) Plan. The Company did not incur any material expenses attributable to the 401(k) Plan during 2013 or the six months ended June 30, 2014.

Employee Stock Ownership Plan

Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $366,000 and $667,000 during the three months ended June 30, 2014 and 2013, respectively, are included in salary expense. Contributions to the plan totaling $561,000 and $962,000 during the six months ended June 30, 2014 and 2013, respectively, are included in salary expense. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans

The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $7,213,000 and $7,357,000 at June 30, 2014 and December 31, 2013, respectively. Earnings credits on deferred balances totaling $138,000 and $147,000 during the three months ended June 30, 2014 and 2013, respectively, are included in noninterest expense. Earnings credits on deferred balances totaling $290,000 and $294,000 during the six months ended June 30, 2014 and 2013, respectively, are included in noninterest expense.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013
Net pension cost included the following components:
Service cost-benefits earned during the period	$163	$185	$326	$370
Interest cost on projected benefit obligation	174	161	348	321
Amortization of net obligation at transition	1	1	1	1
Amortization of prior service cost	34	38	69	76
Recognized net actuarial loss	4	73	8	145

Net periodic pension cost	$376	$458	$752	$913

Company contributions to pension plans	$376	$155	$752	$260
Pension plan payouts to participants	$376	$155	$752	$260

For the year ending December 31, 2014, the Company expects to contribute and pay out as benefits $569,000 to participants under the plans.

Note 26 – Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for 2014 and 2013 (in thousands):

Balance December 31, 2012	$2,368
Advances/new loans	1,154
Removed/payments	(886)

Balance December 31, 2013	$2,636
Advances/new loans	1
Removed/payments	(1,285)

Balance June 30, 2014	$1,352

Director Chrysler is a principal owner and CEO of Modern Building Inc. Modern Building Inc. provided construction services to the Company related to new and existing Bank facilities for aggregate payments of $720,000 during the six months ended June 30, 2014 and $4,261,000 during the year ended December 31, 2013.

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

Securities available for sale – Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. The Company had no securities classified as Level 3 during any of the periods covered in these financial statements.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at June 30, 2014	Total	Level 1	Level 2	Level 3
Securities available for sale:
Obligations of U.S. government corporations and agencies	$86,040	—	$86,040	—
Obligations of states and political subdivisions	3,560	—	3,560	—
Corporate debt securities	1,914	—	1,914	—
Mortgage servicing rights	5,909	—	—	$5,909

Total assets measured at fair value	$97,423	—	$91,514	$5,909

Fair value at December 31, 2013	Total	Level 1	Level 2	Level 3
Securities available for sale:
Obligations of U.S. government corporations and agencies	$97,143	—	$97,143	—
Obligations of states and political subdivisions	5,589	—	5,589	—
Corporate debt securities	1,915	—	1,915	—
Mortgage servicing rights	6,165	—	—	$6,165

Total assets measured at fair value	$110,812	—	$104,647	$6,165

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the three months ended June 30, 2014 or the year ended December 31, 2013.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Mortgage servicing rights:
Balance at beginning of period	$6,107	$4,984	$6,165	$4,552
Issuances	153	396	276	889
Change included in earnings	(351)	191	(532)	130

Balance at end of period	$5,909	$5,571	$5,909	$5,571

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

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2014:

	Fair Value	Valuation	Unobservable	Range,
	(in thousands)	Technique	Inputs	Weighted Average
Mortgage Servicing Rights	$5,909	Discounted cash flow	Constant prepayment rate	5.7%-24.2%, 11.0%
			Discount rate	10.0%-12.0%, 10.0%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013:

	Fair Value	Valuation	Unobservable	Range,
	(in thousands)	Technique	Inputs	Weighted Average
Mortgage Servicing Rights	$6,165	Discounted cash flow	Constant prepayment rate	6.3%-33.0%, 10.3%
			Discount rate	10.0%-12.0%, 10.0%

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated; and the losses from nonrecurring fair value adjustments that occurred in the periods indicated (in thousands):

					Total
Six months ended June 30, 2014	Total	Level 1	Level 2	Level 3	Losses
Fair value:
Impaired Originated & PNCI loans	$3,842	—	—	$3,842	$509
Foreclosed assets	566	—	—	566	16

Total assets measured at fair value	$4,408	—	—	$4,408	$525

					Total
Year ended December 31, 2013	Total	Level 1	Level 2	Level 3	Losses
Fair value:
Impaired Originated & PNCI loans	$20,334	—	—	$20,334	$2,539
Foreclosed assets	948	—	—	948	397

Total assets measured at fair value	$21,282	—	—	$21,282	$2,936

					Total
Six months ended June 30, 2013	Total	Level 1	Level 2	Level 3	Losses
Fair value:
Impaired Originated & PNCI loans	$21,347	—	—	$21,347	$1,886
Foreclosed assets	2,624	—	—	2,624	531

Total assets measured at fair value	$23,971	—	—	$23,971	$2,417

The table below presents the losses from nonrecurring fair value adjustments that occurred in the periods indicated (in thousands):

	Three months ended June 30,
	2014	2013
Losses from nonrecurring fair value adjustments:
Impaired Originated & PNCI loans	$298	$219
Foreclosed assets	4	504

Total losses from nonrecurring fair value adjustments	$302	$723

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2014:

	Fair Value	Valuation	Unobservable	Range,
	(in thousands)	Technique	Inputs	Weighted Average
Impaired Originated & PNCI loans	$3,842	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	(5.0)%-(38.0)%, (9.0)% 9.09%-9.25%, 9.23%
Foreclosed assets	$556	Sales comparison approach	Adjustment for differences between comparable sales	(6.0)%-(12.5)%, (9.3)%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2013:

	Fair Value	Valuation	Unobservable	Range,
	(in thousands)	Technique	Inputs	Weighted Average
Impaired Originated & PNCI loans	$20,334	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	(5.0)%-(56.4)%, (10.4)% 7.75%-9.25%, 8.91%
Foreclosed assets	$948	Sales comparison approach	Adjustment for differences between comparable sales	(6.5)%-(16.7)%, (8.9)%

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$76,104	$76,104	$76,915	$76,915
Cash at Federal Reserve and other banks	268,279	268,279	521,453	521,453
Level 2 inputs:
Securities held to maturity	422,502	427,954	240,504	233,807
Restricted equity securities	11,582	11,582	9,163	9,163
Loans held for sale	1,671	1,671	2,270	2,270
Level 3 inputs:
Loans, net	1,698,618	1,780,540	1,672,007	1,760,274
Financial liabilities:
Level 2 inputs:
Deposits	2,385,196	2,385,856	2,410,483	2,411,402
Other borrowings	6,075	6,075	6,335	6,335
Junior subordinated debt	41,238	29,485	41,238	25,774

	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Off-balance sheet:
Level 3 inputs:
Commitments	$564,975	5,650	$555,386	$5,554
Standby letters of credit	4,466	45	2,601	26
Overdraft privilege commitments	65,353	654	68,932	689

Note 28 – TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets

	June 30,	December 31,
	2014	2013
	(In thousands)
Assets
Cash and Cash equivalents	$2,413	$2,520
Investment in Tri Counties Bank	298,910	288,746
Other assets	1,238	1,280

Total assets	$302,561	$292,546

Liabilities and shareholders’ equity
Other liabilities	380	362
Junior subordinated debt	41,238	41,238

Total liabilities	41,618	41,600

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 16,133,414 and 16,076,662 shares, respectively	92,322	89,356
Retained earnings	166,433	159,733
Accumulated other comprehensive income, net	2,188	1,857

Total shareholders’ equity	260,943	250,946

Total liabilities and shareholders’ equity	$302,561	$292,546

Statements of Income

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Interest expense	$(306)	$(311)	$(610)	$(622)
Administration expense	(466)	(232)	(790)	(377)

Loss before equity in net income of Tri Counties Bank	(772)	(543)	(1,400)	(999)
Equity in net income of Tri Counties Bank:
Distributed	2,050	2,080	4,100	3,780
(Over) under distributed	3,400	4,560	9,079	11,601
Income tax benefit	181	228	445	420

Net income	$4,859	$6,325	$12,224	$14,802

Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Net income	$4,859	$6,325	$12,224	$14,802
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available for sale securities arising during the period	381	(1,489)	321	(2,110)
Change in minimum pension liability	5	—	10	—

Other comprehensive income (loss)	386	(1,489)	331	(2,110)

Comprehensive income	$5,245	$4,836	$12,555	$12,692

Statements of Cash Flows

	Six months ended June 30,
(In thousands)	2014	2013
Operating activities:
Net income	$12,224	$14,802
Adjustments to reconcile net income to net cash provided by operating activities:
Over (under) distributed equity in earnings of Tri Counties Bank	(9,079)	(11,601)
Stock option vesting expense	534	540
Stock option excess tax benefits	(220)	(342)
Net change in other assets and liabilities	(474)	(548)

Net cash provided by operating activities	2,985	2,851
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	220	101
Stock option excess tax benefits	527	342
Repurchase of common stock	(292)	(501)
Cash dividends paid — common	(3,547)	(3,207)

Net cash used for financing activities	(3,092)	(3,265)

(Decrease) increase in cash and cash equivalents	(107)	(414)

Cash and cash equivalents at beginning of year	2,520	2,511

Cash and cash equivalents at end of year	$2,413	$2,097

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2014, that the Company meets all capital adequacy requirements to which it is subject.

As of June 30, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that date that Management believes have changed the institution’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum
					To Be Well
					Capitalized Under
			Minimum		Prompt Corrective
	Actual		Capital Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2014:
Total Capital (to Risk Weighted Assets):
Consolidated	$308,383	14.64%	$168,466	8.0%	N/A	N/A
Tri Counties Bank	$306,334	14.56%	$168,366	8.0%	$210,457	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$281,866	13.39%	$84,233	4.0%	N/A	N/A
Tri Counties Bank	$279,833	13.30%	$84,183	4.0%	$126,274	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$281,866	10.36%	$108,830	4.0%	N/A	N/A
Tri Counties Bank	$279,833	10.29%	$108,777	4.0%	$135,971	5.0%
As of December 31, 2013:
Total Capital (to Risk Weighted Assets):
Consolidated	$297,429	14.77%	$161,064	8.0%	N/A	N/A
Tri Counties Bank	$295,212	14.67%	$160,961	8.0%	$201,201	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$272,071	13.51%	$80,532	4.0%	N/A	N/A
Tri Counties Bank	$269,870	13.41%	$80,480	4.0%	$120,720	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$272,071	10.17%	$107,017	4.0%	N/A	N/A
Tri Counties Bank	$269,870	10.09%	$106,965	4.0%	$133,706	5.0%

Note 30 – Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the periods indicated, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2014 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis			$69	$203
Discount accretion PCI – other			811	984
Discount accretion PNCI			624	379
All other loan interest income			22,929	22,172

Total loan interest income			24,433	23,738
Debt securities, dividends and interest bearing cash at Banks (not FTE)			3,985	3,421

Total interest income			28,418	27,159
Interest expense			1,075	1,087

Net interest income			27,343	26,072
Provision for (benefit from) loan losses			1,708	(1,355)

Net interest income after provision for loan losses			25,635	27,427
Noninterest income			7,877	8,295
Noninterest expense			25,116	23,317

Income before income taxes			8,396	12,405
Income tax expense			3,537	5,040

Net income			$4,859	$7,365

Per common share:
Net income (diluted)			$0.30	$0.45

Dividends			$0.11	$0.11

	2013 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$255	$140	$129	$167
Discount accretion PCI – other	893	898	732	597
Discount accretion PNCI	568	1,115	815	766
All other loan interest income	22,754	22,970	22,207	22,542

Total loan interest income	24,470	25,123	23,883	24,072
Debt securities, dividends and interest bearing cash at Banks (not FTE)	2,992	2,413	1,873	1,734

Total interest income	27,462	27,536	25,756	25,806
Interest expense	1,123	1,169	1,167	1,237

Net interest income	26,339	26,367	24,589	24,569
Provision for (benefit from) loan losses	172	(393)	614	(1,108)

Net interest income after provision for loan losses	26,167	26,760	23,975	25,677
Noninterest income	7,353	9,127	10,131	10,218
Noninterest expense	24,878	23,616	23,509	21,601

Income before income taxes	8,642	12,271	10,597	14,294
Income tax expense	3,406	4,910	4,272	5,817

Net income	$5,236	$7,361	$6,325	$8,477

Per common share:
Net income (diluted)	$0.32	$0.45	$0.39	$0.53

Dividends	$0.11	$0.11	$0.11	$0.09

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

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies during the six months ended June 30, 2014, except for the changes in the Company’s accounting policies related to its allowance for loan losses noted under the heading Loans and Allowance for Loan Losses” in Note 1 in Item 1 of Part I of this report.

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

TRICO BANCSHARES

Financial Summary

(dollars in thousands, except per share amounts; unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Interest Income (FTE)	$27,413	$24,679	$53,567	$49,309
(Provision for) benefit from loan losses	(1,708)	(614)	(353)	494
Noninterest income	7,877	10,131	16,172	20,349
Noninterest expense	(25,116)	(23,509)	(48,433)	(45,110)
Provision for income taxes (FTE)	(3,607)	(4,362)	(8,729)	(10,240)

Net income	$4,859	$6,325	$12,224	$14,802

Earnings per share:
Basic	$0.30	$0.39	$0.76	$0.92
Diluted	$0.30	$0.39	$0.75	$0.92
Per share:
Dividends paid	$0.11	$0.11	$0.22	$0.20
Book value at period end	$16.17	$14.90
Average common shares outstanding	16,129	16,028	16,113	16,015
Average diluted common shares outstanding	16,310	16,135	16,316	16,113
Shares outstanding at period end	16,133	16,065
At period end:
Loans, net	$1,698,618	$1,612,441
Total assets	$2,724,481	$2,587,931
Total deposits	$2,385,196	$2,266,702
Other borrowings	$6,075	$6,575
Junior subordinated debt	$41,238	$41,238
Shareholders’ equity	$260,943	$239,326
Financial Ratios:
During the period (annualized):
Return on assets	0.71%	0.98%	0.89%	1.14%
Return on equity	7.45%	10.54%	9.48%	12.50%
Net interest margin[1]	4.28%	4.07%	4.19%	4.06%
Efficiency ratio[1]	71.7%	67.5%	69.5%	64.8%
Average equity to average assets	9.53%	9.28%	9.42%	9.12%
At period end:
Equity to assets	9.58%	9.25%
Total capital to risk-adjusted assets	14.64%	14.73%

[1]	Fully taxable equivalent (FTE)

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

Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Interest Income (FTE)	$27,413	$24,679	$53,567	$49,309
(Provision for) benefit from loan losses	(1,708)	(614)	(353)	494
Noninterest income	7,877	10,131	16,172	20,349
Noninterest expense	(25,116)	(23,509)	(48,433)	(45,110)
Provision for income taxes (FTE)	(3,607)	(4,362)	(8,729)	(10,240)

Net income	$4,859	$6,325	$12,224	$14,802

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended		Six month ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income	$28,418	$25,756	$55,577	$51,562
Interest expense	(1,075)	(1,167)	(2,162)	(2,404)
FTE adjustment	70	90	152	151

Net interest income (FTE)	$27,413	$24,679	$53,567	$49,309

Net interest margin (FTE)	4.28%	4.07%	4.19%	4.06%

Net interest income (FTE) during the second quarter of 2014 increased $2,734,000 (11.1%) from the same period in 2013 to $27,413,000. The increase in net interest income (FTE) was due primarily to a $312,991,000 (172%) increase in the average balance of investments to $495,006,000, and a $105,550,000 (6.6%) increase in the average balance of loans to $1,714,061,000 that were partially offset by a 24 basis point decrease in the average yield on loans from 5.94% during the three months ended June 30, 2013 to 5.70% during the three months ended June 30, 2014. During much of 2013 and the six months ended June 30, 2014, the Company used a portion of its Fed funds sold to buy investments. The increase in average loan balances was due to organic loan growth and the purchase of $62,698,000 of single family residential real estate loans during the second quarter of 2013, and the purchase of $19,690,000 of single family residential real estate loans during the second quarter of 2014. The decrease in average loan yields is due primarily to declines in market yields on new and renewed loans compared to yields on repricing, maturing, and paid off loans. The increases in average investment and loan balances added $2,325,000 and $1,567,000 to net interest income (FTE) while the decrease in average loan yields reduced net interest income (FTE) by $1,017,000 when compared to the year-ago quarter. For more information related to loan interest income, including loan purchase discount accretion, see Note 30 to the consolidated financial statements at Part I, Item 1 of this report. As noted above, during much of 2013 and the six months ended June 30, 2014, the Company deployed some of its excess cash previously held as Federal funds sold into some higher yielding investments while maintaining an appropriate level of interest rate risk. In addition, during the three and six months ended June 30, 2014 and some of 2013, the Company noted some increase in loan demand albeit at lower yields than existing loans.

Net interest income (FTE) during the six months ended June 30, 2014 increased $4,258,000 (8.6%) from the same period in 2013 to $53,567,000. The increase in net interest income (FTE) was due primarily to a $277,949,000 (160%) increase in the average balance of investments to $451,427,000, and a $114,108,000 (7.2%) increase in the average balance of loans to $1,692,646,000 that were partially offset by a 39 basis point decrease in the average yield on loans from 6.08% during the six months ended June 30, 2013 to 5.69% during the six months ended June 30, 2014. During much of 2013 and the six months ended June 30, 2014, the Company used a portion of its Fed funds sold to buy investments. The increase in average loan balances was due to organic loan growth and the purchase of $62,698,000 of single family residential real estate loans during the second quarter of 2013, and the purchase of $19,690,000 of single family residential real estate loans during the second quarter of 2014. The decrease in average loan yields is due primarily to declines in market yields on new and renewed loans compared to yields on repricing, maturing, and paid off loans. The increases in average investment and loan balances added $4,245,000 and $3,469,000 to net interest income (FTE) while the decrease in average loan yields reduced net interest income (FTE) by $3,253,000 when compared to the six months ended June 30, 2013. For more information related to loan interest income, including loan purchase discount accretion, see Note 30 to the consolidated financial statements at Part I, Item 1 of this report. As noted above, during much of 2013 and the six months ended June 30, 2014, the Company deployed some of its excess cash previously held as Federal funds sold into some higher yielding investments while maintaining an appropriate level of interest rate risk. In addition, during the three and six months ended June 30, 2014 and some of 2013, the Company noted some increase in loan demand albeit at lower yields than existing loans.

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

	For the three months ended
	June 30, 2014			June 30, 2013
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	/Paid	Balance	Expense	/Paid
Assets:
Loans	$1,714,061	$24,433	5.70%	$1,608,511	$23,883	5.94%
Investment securities—taxable	478,904	3,594	3.00%	164,907	1,229	2.98%
Investment securities—nontaxable	16,102	187	4.65%	17,108	240	5.61%
Cash at Federal Reserve and other banks	350,229	274	0.31%	632,292	494	0.31%

Total interest-earning assets	2,559,296	28,488	4.45%	2,422,818	25,846	4.27%
Other assets	178,338			161,916

Total assets	$2,737,634			$2,584,734

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$550,372	115	0.08%	$518,961	125	0.10%
Savings deposits	853,643	263	0.12%	782,339	246	0.13%
Time deposits	268,352	390	0.58%	322,668	484	0.60%
Other borrowings	6,217	1	0.06%	7,596	1	0.05%
Junior subordinated debt	41,238	306	2.97%	41,238	311	3.02%

Total interest-bearing liabilities	1,719,822	1,075	0.25%	1,672,802	1,167	0.28%
Noninterest-bearing deposits	722,779			635,503
Other liabilities	34,216			36,444
Shareholders’ equity	260,817			239,985

Total liabilities and shareholders’ equity	$2,737,634			$2,584,734

Net interest spread(1)			4.20%			3.99%
Net interest income and interest margin(2)		$27,413	4.28%		$24,679	4.07%

	For the six months ended
	June 30, 2014			June 30, 2013
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	/Paid	Balance	Expense	/Paid
Assets:
Loans	$1,692,646	$48,171	5.69%	$1,578,538	$47,955	6.08%
Investment securities—taxable	434,567	6,570	3.02%	160,482	2,416	3.01%
Investment securities—nontaxable	16,860	405	4.80%	12,996	402	6.19%
Cash at Federal Reserve and other banks	412,031	583	0.28%	676,858	940	0.28%

Total interest-earning assets	2,556,104	55,729	4.36%	2,428,874	51,713	4.26%
Other assets	181,595			168,390

Total assets	$2,737,699			$2,597,264

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$548,685	236	0.09%	$519,734	266	0.10%
Savings deposits	846,932	520	0.12%	782,256	517	0.13%
Time deposits	274,660	794	0.58%	328,112	997	0.61%
Other borrowings	6,339	2	0.06%	7,892	2	0.05%
Junior subordinated debt	41,238	610	2.96%	41,238	622	3.02%

Total interest-bearing liabilities	1,717,854	2,162	0.25%	1,679,232	2,404	0.29%
Noninterest-bearing deposits	727,255			643,403
Other liabilities	34,739			37,797
Shareholders’ equity	257,851			236,832

Total liabilities and shareholders’ equity	$2,737,699			$2,597,264

Net interest spread(1)			4.11%			3.97%
Net interest income and interest margin(2)		$53,567	4.19%		$49,309	4.06%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended June 30, 2014
	compared with three months
	ended June 30, 2013
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$1,567	$(1,017)	$550
Investment securities	2,325	(13)	2,312
Cash at Federal Reserve and other banks	(219)	(1)	(220)

Total interest-earning assets	3,673	(1,031)	2,642

Increase (decrease) in interest expense:
Interest-bearing demand deposits	8	(18)	(10)
Savings deposits	23	(6)	17
Time deposits	(81)	(13)	(94)
Other borrowings	—	—	—
Junior subordinated debt	—	(5)	(5)

Total interest-bearing liabilities	(50)	(42)	(92)

Increase (decrease) in Net Interest Income	$3,723	$(989)	$2,734

	Six months ended June 30, 2014
	compared with six months
	ended June 30, 2013
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$3,469	$(3,253)	$216
Investment securities	4,245	(88)	4,157
Cash at Federal Reserve and other banks	(371)	14	(357)

Total interest-earning assets	7,343	(3,327)	4,016

Increase (decrease) in interest expense:
Interest-bearing demand deposits	14	(44)	(30)
Savings deposits	42	(39)	3
Time deposits	(163)	(40)	(203)
Other borrowings	—	—	—
Junior subordinated debt	—	(12)	(12)

Total interest-bearing liabilities	(107)	(135)	(242)

Increase (decrease) in Net Interest Income	$7,450	$(3,192)	$4,258

Provision for Loan Losses

The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – three and six months ended June 30, 2014 and 2013” at Note 5 in Item 1 of Part I of this report for the components that make up the provision for loan losses for the three and six months ended June 30, 2014 and 2013.

The Company provided $1,708,000 for loan losses during the three months ended June 30, 2014 versus a provision of $614,000 during the three months ended June 30, 2013. As shown in the Table labeled “Allowance for Loan Losses— three months ended June 30, 2014” at Note 5 in Item 1 of Part I of this report, home equity lines of credit, home equity loans and C&I loans experienced a provision for loan losses during the three months ended June 30, 2014. All other categories of loans experienced a reversal of provision for loan losses during the three months ended June 30, 2014. The level of provision, or reversal of provision, for loan losses of each loan category during the three months ended June 30, 2014 was due primarily to a decrease in the required allowance for loan losses as of June 30, 2014 when compared to the required allowance for loan losses as of March 31, 2014 plus net recoveries during the three months ended June 30, 2014, and the effect of the refinement in the allowance methodology during the three months ended June 30, 2014 as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. All categories of loans except home equity lines of credit, home equity loans, C&I loans, and residential construction loans experienced a decrease in the required allowance for loan losses during the three months ended June 30, 2014. These decreases in required allowance for loan losses were due primarily to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and newly impaired loans, and reductions in historical loss factors that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. These same factors were also present, to some extent, for home equity lines of credit, home equity loans, and C&I loans, but were more than offset by the effect of increased loan balances, changes in credit quality within the “pass” category of these loan categories, or in the case of home equity lines of credit, the refinement in the allowance methodology, resulting in net provisions for loan losses in these categories during the three months ended June 30, 2014. For details of the change in nonperforming loans during the three months ended June 30, 2014 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the three months ended June 30, 2014” under the heading “Asset Quality and Non-Performing Assets” below. Excluding the effect of the refinement in the allowance methodology during the three months ended June 30, 2014, the provision for loan losses during the three months ended June 30, 2014 would have been a provision of $270,000.

The Company provided $353,000 for loan losses during the six months ended June 30, 2014 versus a benefit of $494,000 during the six months ended June 30, 2013. As shown in the Table labeled “Allowance for Loan Losses— six months ended June 30, 2014” at Note 5 in Item 1 of Part I of this report, home equity lines of credit, home equity loans and commercial constuction loans experienced a provision for loan losses during the six months ended June 30, 2014. All other categories of loans experienced a reversal of provision for loan losses during the six months ended June 30, 2014. The level of provision, or reversal of provision, for loan losses of each loan category during the six months ended June 30, 2014 was due primarily to a decrease in the required allowance for loan losses as of June 30, 2014 when compared to the required allowance for loan losses as of December 31, 2013 plus net recoveries during the six months ended June 30, 2014, and the effect of the changes in the allowance methodology during the six months ended June 30, 2014 as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. All categories of loans except commercial real estate mortgage loans, home equity lines of credit, home equity loans, C&I loans, and commercial construction loans experienced a decrease in the required allowance for loan losses during the six months ended June 30, 2014. These decreases in required allowance for loan losses were due primarily to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and newly impaired loans, and reductions in historical loss factors that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. These same factors were also present, to some extent, for home equity lines of credit, home equity loans, and commercial construction loans, but were more than offset by the effect of increased loan balances or changes in credit quality within the “pass” category of these loan categories resulting in net provisions for loan losses in these categories during the six months ended June 30, 2014. For details of the change in nonperforming loans during the six months ended June 30, 2014 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the three months ended June 30, 2014 and March 31, 2014” under the heading “Asset Quality and Non-Performing Assets” below. Excluding the effect of the changes in allowance methodology during the six months ended June 30, 2014, the provision for loan losses during the six months ended June 30, 2014 would have been a benefit of $1,085,000.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service charges on deposit accounts	$2,724	$3,277	$5,414	$6,417
ATM and interchange fees	2,192	2,233	4,205	4,108
Other service fees	533	562	1,053	1,121
Mortgage banking service fees	421	430	841	846
Change in value of mortgage servicing rights	(351)	191	(532)	130

Total service charges and fees	5,519	6,693	10,981	12,622

Gain on sale of loans	514	1,590	978	3,884
Commissions on sale of non-deposit investment products	843	841	1,614	1,602
Increase in cash value of life insurance	400	380	797	806
Change in indemnification asset	(93)	(314)	(505)	(415)
Gain (loss) on sale of foreclosed assets	241	615	1,468	1,166
Sale of customer checks	98	92	199	183
Lease brokerage income	111	81	218	198
Gain (loss) on disposal of fixed assets	71	2	70	(14)
Other	173	151	352	317

Total other noninterest income	2,358	3,438	5,191	7,727

Total noninterest income	$7,877	$10,131	$16,172	$20,349

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights	$70	$621	$309	$976

Noninterest income decreased $2,254,000 (22.2%) to $7,877,000 during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease in noninterest income was due primarily to a $1,076,000 (67.7%) decrease in gain on sale of loans to $514,000, a $553,000 (16.9%) decrease in service charges on deposit accounts, a $542,000 (284%) decrease in change in value of mortgage servicing rights, and a $374,000 (60.8%) decrease in gain on sale of foreclosed assets. The decrease in gain on sale of loans was primarily due to the increase in residential real estate mortgage rates that occurred in May 2013 that resulted in a significant decrease in mortgage refinance activity, and thus a significant decrease in newly originated mortgages for the Company to sell. The decrease in service charges on deposit accounts was primarily due to reduced customer overdrafts and a resulting decrease in non-sufficient funds fees. The decrease in the change in value of mortgage servicing rights was due primarily to a decrease in the balance of mortgages serviced during the quarter ended June 30, 2014 compared to an increase in such balances during the quarter ended June 30, 2013, and a large decrease in estimated prepayment speeds of such mortgages during the three months ended June 30, 2013 versus a slight increase in estimated mortgage prepayment speeds during the three months ended June 30, 2014. An increase in prepayment speed decreases the value of mortgage servicing rights and a decrease in mortgage prepayment speed increases the value of mortgage servicing rights. Mortgage prepayment speed generally increases when market rates for mortgages decrease, and vice versa. The decrease in gain on sale of foreclosed assets was due a reduced balance of foreclosed assets and thus reduced opportunities for sale of such foreclosed assets.

Noninterest income decreased $4,177,000 (20.5%) to $16,172,000 during the six months ended June 30, 2014 when compared to the six months ended June 30, 2013. The decrease in noninterest income was due primarily to a $2,906,000 (74.8%) decrease in gain on sale of loans to $978,000, a $1,003,000 (15.6%) decrease in service charges on deposit accounts, and a $662,000 (509%) decrease in change in value of mortgage servicing rights that were partially offset by a $302,000 (25.9%) increase in gain on sale of foreclosed assets. The decrease in gain on sale of loans was primarily due to the increase in residential real estate mortgage rates that occurred in May 2013 that resulted in a significant decrease in mortgage refinance activity, and thus a significant decrease in newly originated mortgages for the Company to sell. The decrease in service charges on deposit accounts was primarily due to reduced customer overdrafts and a resulting decrease in non-sufficient funds fees. The decrease in the change in value of mortgage servicing rights was due primarily to a decrease in the balance of mortgages serviced during the six months ended June 30, 2014 compared to an increase in such balances during the six months ended June 30, 2013, and a large decrease in estimated prepayment speeds of such mortgages during the six months ended June 30, 2013 versus a slight increase in estimated mortgage prepayment speeds during the six months ended June 30, 2014. An increase in prepayment speed decreases the value of mortgage servicing rights and a decrease in mortgage prepayment speed increases the value of mortgage servicing rights. Mortgage prepayment speed generally increases when market rates for mortgages decrease, and vice versa. The increase in gain on sale of foreclosed assets was due a relatively large reduction in the balance of foreclosed assets and the resulting gain on sale during the three months ended March 31, 2014.

Noninterest Expense

The following table summarizes the Company’s noninterest expense for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Base salaries, net of deferred loan origination costs	$9,008	$8,508	$17,874	$16,856
Incentive compensation	1,205	1,299	2,328	2,585
Benefits and other compensation costs	3,104	3,083	6,418	6,410

Total salaries and benefits expense	13,317	12,890	26,620	25,851

Occupancy	1,802	1,753	3,764	3,412
Equipment	1,060	913	2,096	1,947
Data processing and software	1,350	1,280	2,528	2,358
ATM network charges	710	679	1,353	1,175
Telecommunications	713	587	1,293	1,112
Postage	221	133	448	364
Courier service	224	255	458	422
Advertising	341	415	683	740
Assessments	481	543	1,002	1,149
Operational losses	150	122	327	239
Professional fees	1,518	695	2,357	1,206
Foreclosed assets expense	151	163	309	262
Provision for foreclosed asset losses	4	546	40	573
Change in reserve for unfunded commitments	(185)	35	(370)	(405)
Intangible amortization	52	53	104	105
Other	3,207	2,448	5,421	4,600

Total other noninterest expense	11,799	10,619	21,813	19,259

Total noninterest income	$25,116	$23,509	$48,433	$45,110

Average full time equivalent staff	726	727	729	735
Noninterest expense to revenue (FTE)	71.7%	67.5%	69.5%	64.8%

Salary and benefit expenses increased $427,000 (3.3%) to $13,317,000 during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Base salaries increased $500,000 (5.9%) to $9,008,000 during the three months ended June 30, 2014 versus the year ago period despite a 0.1% decrease in the average number of full time equivalent employees from 727 to 726. The average number of full time equivalent employees decreased primarily due to the reductions in staff from the closing of six branches since December 31, 2012 that was partially offset by increases in full time equivalent back office staff and management. The salary expense attributable to the newly added back office staff and management outweighed the reduction in salary expense attributable to the branch closings. Annual salary merit increases of approximately 2.5% also contributed to the increase in base salary expense. Incentive and commission related salary expenses decreased $94,000 (7.2%) to $1,205,000 during three months ended June 30, 2014 due primarily to decreases in production related incentives tied to reduced residential real estate mortgage loan originations and sales. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $21,000 (0.7%) to $3,104,000 during the three months ended June 30, 2014.

Salary and benefit expenses increased $769,000 (3.0%) to $26,620,000 during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Base salaries increased $1,018,000 (6.0%) to $17,874,000 during the six months ended June 30, 2014 versus the year ago period despite a 0.8% decrease in the average number of full time equivalent employees from 735 to 729. The average number of full time equivalent employees decreased primarily due to the reductions in staff from the closing of six branches since December 31, 2012 that was partially offset by increases in full time equivalent back office staff and management. The salary expense attributable to the newly added back office staff and management outweighed the reduction in salary expense attributable to the branch closings. Annual salary merit increases of approximately 2.5% also contributed to the increase in base salary expense. Incentive and commission related salary expenses decreased $257,000 (9.9%) to $2,328,000 during six months ended June 30, 2014 due primarily to decreases in production related incentives tied to reduced residential real estate mortgage loan originations and sales. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $8,000 (0.1%) to $6,418,000 during the six months ended June 30, 2014.

Other noninterest expense increased $1,180,000 (11.1%) to $11,799,000 during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase in other noninterest expense was due primarily a $823,000 (118%) increase in professional fees to $1,518,000, a $196,000 (7.4%) increase in occupancy and equipment expenses to $2,862,000, and a $759,000 (31.0%) increase in other expenses to $3,207,000 that were partially offset by a $542,000 (99.3%) decrease in provision for foreclosed assets, and a $220,000 decrease in provision for losses on unfunded commitments. The increase in professional fees was mainly due to $536,000 consulting expense related to outside data processing, the benefit of which is expected to be realized over the next several years via lower data processing expense, and $232,000 of legal and consulting expenses related to the proposed North Valley merger. The increase in other expenses was primarily due to $175,000 of system conversion planning expenses related to the proposed North Valley merger, and $114,000 of leasehold improvement removal expenses related to two branches closed at the end of the quarter ended March 31, 2014 and one branch closed at the end of the quarter ended June 30, 2014. During the three months ended June 30, 2014, the Company incurred $407,000 of other noninterest expense related to the proposed North Valley merger.

Other noninterest expense increased $2,554,000 (13.3%) to $21,813,000 during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in other noninterest expense was due primarily a $1,151,000 (95.4%) increase in professional fees to $2,357,000, a $501,000 (9.4%) increase in occupancy and equipment expenses to $5,860,000, and a $820,000 (17.8%) increase in other expenses to $5,421,000 that were partially offset by a $533,000 (93.0%) decrease in provision for foreclosed assets. The increase in professional fees was mainly due to $536,000 consulting expense related to outside data processing incurred during the three months ended June 30, 2014, and noted above, and $456,000 of legal and consulting expenses related to the proposed North Valley merger. The increase in other expenses was primarily due to $175,000 of system conversion planning expenses related to the proposed North Valley merger, and $114,000 of leasehold improvement removal expenses related to two branches closed at the end of the quarter ended March 31, 2014 and one branch closed at the end of the quarter ended June 30, 2014. During the six months ended June 30, 2014, the Company incurred $631,000 of other noninterest expense related to the proposed North Valley merger.

Income Taxes

The effective combined Federal and State income tax rate on income was 42.1% and 40.3% for the three months ended June 30, 2014 and 2013, respectively. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate of 35.0% due to State income tax expense of $923,000 and $1,094,000, respectively, in these periods. Tax-exempt income of $117,000 and $150,000, respectively, from investment securities, and $401,000 and $379,000, respectively, from increase in cash value of life insurance in these periods helped to reduce the effective combined Federal and State income tax rate from the combined Federal and State statutory income tax rate of approximately 42.0%, and were partially offset by nondeductible merger expenses of $291,000 and $0, respectively, and other nondeductible expenses of $215,000 and $104,000, respectively.

The effective combined Federal and State income tax rate on income was 41.2% and 40.5% for the six months ended June 30, 2014 and 2013, respectively. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate of 35.0% due to State income tax expense of $2,234,000 and $2,582,000, respectively, in these periods. Tax-exempt income of $253,000 and $251,000, respectively, from investment securities, and $798,000 and $806,000, respectively, from increase in cash value of life insurance in these periods helped to reduce the effective combined Federal and State income tax rate from the combined Federal and State statutory income tax rate of approximately 42.0%, and were partially offset by nondeductible merger expenses of $341,000 and $0, respectively, and other nondeductible expenses of $265,000 and $195,000, respectively.

Financial Condition

Investment Securities

Investment securities available for sale decreased $13,133,000 to $91,514,000 as of June 30, 2014, as compared to December 31, 2013. This decrease is attributable to maturities of $13,464,000, a increase in fair value of investments securities available for sale of $553,000, and amortization of net purchase price premiums of $222,000.

The following table presents the available for sale investment securities portfolio by major type as of June 30, 2014 and December 31, 2013:

(In thousands)	June 30, 2014		December 31, 2013
Securities available for sale:	Fair Value	%	Fair Value	%
Obligations of U.S. government corporations and agencies	$86,040	94.0%	$97,143	92.8%
Obligations of states and political subdivisions	3,560	3.9%	5,589	5.3%
Corporate debt securities	1,914	2.1%	1,915	1.9%

Total securities available for sale	$91,514	100.0%	$104,647	100.0%

Investment securities held to maturity increased $181,998,000 to $422,502,000 as of June 30, 2014, as compared to December 31, 2013. This increase is attributable to purchases of $191,673,000, maturities of $9,548,000, and amortization of net purchase price premiums of $127,000.

The following table presents the held to maturity investment securities portfolio by major type as of June 30, 2014 and December 31, 2013:

(In thousands)	June 30, 2014		December 31, 2013
Securities held to maturity:	Cost Basis	%	Cost Basis	%
Obligations of U.S. government corporations and agencies	$409,881	97.0%	$227,864	94.7%
Obligations of states and political subdivisions	12,621	3.0%	12,640	5.3%

Total securities held to maturity	$422,502	100.0%	$240,504	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements at Iem 1 of Part I of this report.

Restricted Equity Securities

Restricted equity securities were $11,582,000 at June 30, 2014 and $9,163,000 at December 31, 2013. The entire balance of restricted equity securities at June 30, 2014 and December 31, 2013 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”). Additional information about the restricted equity securities is provided in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements at Iem 1 of Part I of this report.

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

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

(In thousands)	June 30, 2014	December 31, 2013
Real estate mortgage	$1,167,856	$1,107,863
Consumer	377,143	383,163
Commercial	137,341	131,878
Real estate construction	56,246	49,103

Total loans	$1,738,586	$1,672,007

At June 30, 2014 loans, including net deferred loan costs, totaled $1,738,586,000 which was a $66,579,000 (4.0%) increase over the balances at December 31, 2013. Included in the $66,579,000 increase in loans during the six months ended June 30, 2014 was the purchase of residential real estate mortgage loans totaling $19,690,000 during the three months ended June 30, 2014. Demand for all categories of loans was moderate during the six months ended June 30, 2014.

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	June 30, 2014	December 31, 2013
Real estate mortgage	67.2%	66.3%
Consumer	21.7%	22.9%
Commercial	7.9%	7.9%
Real estate construction	3.2%	2.9%

Total loans	100.0%	100.0%

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

During the three months ended June 30, 2014, the Company refined the method it uses to evaluate historical losses for the purpose of estimating the pool allowance for unimpaired loans. In the third quarter of 2010, the Company moved from a six point grading system (Grades A-F) to a nine point risk rating system (Risk Ratings 1-9), primarily to allow for more distinction within the “Pass” risk rating. Initially, there was not sufficient loss experience within the nine point scale to complete a migration analysis for all nine risk ratings, all loans risk rated Pass or 2-5 were grouped together, a loss rate was calculated for that group, and that loss rate was established as the loss rate for risk rating 4. The reserve ratios for risk ratings 2, 3 & 5 were then interpolated from that figure. As of June 30, 2014, the Company was able to compile twelve quarters of historical loss information for all risk ratings, and use that information to calculate the loss rates for each of the nine risk ratings without interpolation. This refinement led to an increase of $1,438,000 in the reserve requirement for unimpaired loans, driven primarily by home equity lines of credit with a risk rating of 5 or “Pass-Watch.”

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

Interest income on originated nonaccrual loans that would have been recognized during the three months ended June 30, 2014 and 2013, if all such loans had been current in accordance with their original terms, totaled $572,000 and $1,306,000, respectively. Interest income actually recognized on these originated loans during the three months ended June 30, 2014 and 2013 was $18,000 and $76,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended June 20, 2014 and 2013, if all such loans had been current in accordance with their original terms, totaled $50,000 and $64,000. Interest income actually recognized on these PNCI loans during the three months ended June 30, 2014 and 2013 was $(5,000) and $4,000.

Interest income on originated nonaccrual loans that would have been recognized during the six months ended June 30, 2014 and 2013, if all such loans had been current in accordance with their original terms, totaled $1,458,000 and $2,436,000, respectively. Interest income actually recognized on these originated loans during the six months ended June 30, 2014 and 2013 was $24,000 and $106,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the six months ended June 30, 2014 and 2013, if all such loans had been current in accordance with their original terms, totaled $118,000 and $130,000. Interest income actually recognized on these PNCI loans during the six months ended June 30, 2014 and 2013 was$(4,000) and $7,000.

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

(In thousands)	June 30, 2014	December 31, 2013
Performing nonaccrual loans	$40,767	$48,112
Nonperforming nonaccrual loans	3,433	5,104

Total nonaccrual loans	44,200	53,216
Originated and PNCI loans 90 days past due and still accruing	—	—

Total nonperforming loans	44,200	53,216
Noncovered foreclosed assets	5,264	5,588
Covered foreclosed assets	521	674

Total nonperforming assets	$49,985	$59,478

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$126	$101
Indemnified portion of covered foreclosed assets	$417	$539
Nonperforming assets to total assets	1.93%	2.17%
Nonperforming loans to total loans	2.54%	3.18%
Allowance for loan losses to nonperforming loans	90%	72%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	3.88%	4.09%

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

	June 30, 2014
(dollars in thousands)	Originated	PNCI	PCI - cash basis	PCI - other	Total
Performing nonaccrual loans	$33,767	$1,151	$5,849	—	$40,767
Nonperforming nonaccrual loans	3,397	36	—	—	3,433

Total nonaccrual loans	37,164	1,187	5,849	—	44,200
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	37,164	1,187	5,849	—	44,200
Noncovered foreclosed assets	4,805	—	—	$459	5,264
Covered foreclosed assets	—	—	—	521	521

Total nonperforming assets	$41,969	$1,187	$5,849	$980	$49,985

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$126				$126
Indemnified portion of covered foreclosed assets	—	—	—	$417	$417
Nonperforming assets to total assets	1.62%	0.05%	0.23%	0.04%	1.93%
Nonperforming loans to total loans	2.40%	0.84%	100.00%	0.00%	2.54%
Allowance for loan losses to nonperforming loans	87%	273%	7%	n/m	90%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.37%	6.95%	64.73%	21.67%	3.88%

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

	December 31, 2013
(dollars in thousands)	Originated	PNCI	PCI - cash basis	PCI - other	Total
Performing nonaccrual loans	$40,294	$1,649	$6,169	—	$48,112
Nonperforming nonaccrual loans	4,837	217	50	—	5,104

Total nonaccrual loans	45,131	1,866	6,219	—	53,216
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	45,131	1,866	6,219	—	53,216
Noncovered foreclosed assets	5,479	—	—	$109	5,588
Covered foreclosed assets	—	—	—	674	674

Total nonperforming assets	$50,610	$1,866	$6,219	$783	$59,478

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$101				$101
Indemnified portion of covered foreclosed assets	—	—	—	$539	$539
Nonperforming assets to total assets					2.30%
Nonperforming loans to total loans	3.04%	1.38%	100.0%	—	3.18%
Allowance for loan losses to nonperforming loans	69%	153%	6%	n/m	72%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.36%	7.62%	64.5%	22.93%	4.09%

n/m – not meaningful

Changes in nonperforming assets during the three months ended June 30, 2014

	Balance at		Advances/	Pay-downs		Transfers to		Balance at
	June 30,	New	Capitalized	/Sales	Charge-offs/	Foreclosed	Category	March 31,
(In thousands):	2014	NPA	Costs	/Upgrades	Write-downs	Assets	Changes	2014
Real estate mortgage:
Residential	$4,756	$186	$24	$(182)	—	—	—	$4,728
Commercial	24,785	71	1,045	(4,643)	$(44)	$(3,287)	—	31,643
Consumer
Home equity lines	10,834	785	19	(485)	(677)	(116)	$(126)	11,434
Home equity loans	813	46	—	(64)	(11)	—	126	716
Auto indirect	36	—	—	(8)	—	—	—	44
Other consumer	49	29	—	(13)	(39)	—	—	72
Commercial	443	170	—	(377)	(152)	—	—	802
Construction:
Residential	2,468	—	—	(42)	—	—	—	2,510
Commercial	16	—	—	(3)	—	—	—	19

Total nonperforming loans	44,200	1,287	1,088	(5,817)	(923)	(3,403)	—	51,968
Noncovered foreclosed assets	5,264			(687)	(3)	3,403	—	2,551
Covered foreclosed assets	521	—	—	(142)	(1)	—	—	664

Total nonperforming assets	$49,985	$1,287	$1,088	$(6,646)	$(927)	—	—	$55,183

Nonperforming assets decreased during the second quarter of 2014 by $5,198,000 (9.42%) to $49,985,000 at June 30, 2014 compared to $55,183,000 at March 31, 2014. The decrease in nonperforming assets during the second quarter of 2014 was primarily the result of new nonperforming loans of $1,287,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $1,088,000, less pay-downs, sales or upgrades of nonperforming loans to performing status totaling $5,817,000, less dispositions of foreclosed assets totaling $829,000, less loan charge-offs of $923,000, and less write-downs of foreclosed assets of $4,000.

The $1,287,000 in new nonperforming loans during the second quarter of 2014 was comprised of increases of $186,000 on three residential real estate loans, $71,000 on two commercial real estate loans, $831,000 on 10 home equity lines and loans, $29,000 on eight consumer loans, and $170,000 on eight C&I loans.

Loan charge-offs during the three months ended June 30, 2014

In the second quarter of 2014, the Company recorded $923,000 in loan charge-offs and $105,000 in deposit overdraft charge-offs less $878,000 in loan recoveries and $88,000 in deposit overdraft recoveries resulting in $62,000 of net loan charge-offs. Primary causes of the loan charges taken in the second quarter of 2014 were gross charge-offs of $44,000 on four commercial real estate loans, $688,000 on 11 home equity lines and loans, $39,000 on nine other consumer loans, and $170,000 on seven C&I loans.

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

Changes in nonperforming assets during the three months ended March 31, 2014

	Balance at		Advances/	Pay-downs		Transfers to		Balance at
	March 31,	New	Capitalized	/Sales	Charge-offs/	Foreclosed	Category	December 31,
(In thousands):	2014	NPA	Costs	/Upgrades	Write-downs	Assets	Changes	2013
Real estate mortgage:
Residential	$4,728	$72	—	$(167)	$(136)	—	—	$4,959
Commercial	31,643	860	$4	(1,721)	(13)	$(325)	$967	31,871
Consumer
Home equity lines	11,434	1,232	434	(1,351)	(178)	(221)	(83)	11,601
Home equity loans	716	100	1	(20)	—	(167)	83	719
Auto indirect	44	—	—	(10)	—	—	—	54
Other consumer	72	48	—	(7)	(31)	—	—	62
Commercial	802	401	417	(109)	(239)	—	(967)	1,299
Construction:
Residential	2,510	4	—	(9)	(4)	—	46	2,473
Commercial	19	69	—	(113)	(69)	—	$(46)	178

Total nonperforming loans	51,968	2,786	856	(3,507)	(670)	(713)	—	53,216
Noncovered foreclosed assets	2,551	—	462	(4,186)	(26)	$713	—	5,588
Covered foreclosed assets	664	—	—	—	(10)	—	—	674

Total nonperforming assets	$55,183	$2,786	$1,318	$(7,693)	$(706)	—	—	$59,478

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

During the three months ended June 30, 2014, the Company refined the method it uses to evaluate historical losses for the purpose of estimating the pool allowance for unimpaired loans. In the third quarter of 2010, the Company moved from a six point grading system (Grades A-F) to a nine point risk rating system (Risk Ratings 1-9), primarily to allow for more distinction within the “Pass” risk rating. As there was not initially sufficient loss experience within the nine point scale to complete a migration analysis for all nine risk ratings, all loans risk rated Pass or 2-5 were grouped together, a loss rate was calculated for that group, and that loss rate was established as the rate for risk rating 4. The reserve ratios for risk ratings 2, 3 & 5 were then interpolated from that figure. As of June 30, 2014, the Company was able to compile twelve quarters of historical loss information for all risk ratings, and use that information to calculate the loss rates for each of the nine risk ratings without interpolation. This refinement led to an increase of $1,438,000 in the reserve requirement for unimpaired loans, driven primarily by Consumer loans with a risk rating of 5 or “Pass-Watch.”

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

The Components of the Allowance for Loan Losses

The following table sets forth the allowance for loan losses as of the dates indicated:

	June 30,	December 31,
(In thousands)	2014	2013
Allowance for originated and PNCI loan losses:
Specific allowance	$3,940	$3,975
Formula allowance	26,189	24,611
Environmental factors allowance	5,563	5,619

Allowance for originated and PNCI loan losses	35,692	34,205
Allowance for PCI loan losses	4,276	4,040

Allowance for loan losses	$39,968	$38,245

Allowance for loan losses to loans	2.30%	2.29%

For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Provision for Loan Losses” at “Results of Operations” and “Allowance for Loan Losses” above. Based on the current conditions of the loan portfolio, management believes that the $39,968,000 allowance for loan losses at June 30, 2014 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

(In thousands)	June 30, 2014	December 31, 2013
Real estate mortgage	$12,663	$12,854
Consumer	20,050	18,238
Commercial	4,407	4,331
Real estate construction	2,848	2,822

Total allowance for loan losses	$39,968	$38,245

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

(In thousands)	June 30, 2014	December 31, 2013
Real estate mortgage	31.7%	33.6%
Consumer	50.2%	47.7%
Commercial	11.0%	11.3%
Real estate construction	7.1%	7.4%

Total allowance for loan losses	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses as a percentage of the total loans for each loan category as of the dates indicated:

(In thousands)	June 30, 2014	December 31, 2013
Real estate mortgage	1.08%	1.16%
Consumer	5.32%	4.76%
Commercial	3.21%	3.28%
Real estate construction	5.06%	5.75%

Total allowance for loan losses	2.30%	2.29%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Allowance for loan losses:
Balance at beginning of period	$38,322	$39,867	$38,245	$42,648
Provision for loan losses	1,708	614	353	(494)
Loans charged off:
Real estate mortgage:
Residential	(1)	(35)	(136)	(42)
Commercial	(45)	(886)	(58)	(1,689)
Consumer:
Home equity lines	(677)	(746)	(855)	(1,512)
Home equity loans	(11)	—	(11)	(26)
Auto indirect	—	(33)	—	(58)
Other consumer	(144)	(212)	(271)	(485)
Commercial	(151)	(35)	(390)	(825)
Construction:
Residential	—	—	(4)	(20)
Commercial	—	—	(69)	(61)

Total loans charged off	(1,029)	(1,947)	(1,794)	(4,718)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	—	191	—	191
Commercial	299	317	471	670
Consumer:
Home equity lines	180	215	509	505
Home equity loans	25	17	27	26
Auto indirect	39	61	51	146
Other consumer	119	178	302	402
Commercial	188	66	1,061	136
Construction:
Residential	97	—	608	61
Commercial	20	20	135	26

Total recoveries of previously charged off loans	967	1,065	3,164	2,163

Net charge-offs	(62)	(882)	1,370	(2,555)

Balance at end of period	$39,968	$39,599	$39,968	$39,599

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Reserve for unfunded commitments:
Balance at beginning of period	$2,230	$3,175	$2,415	$3,615
Provision for losses –unfunded commitments	(185)	35	(370)	(405)

Balance at end of period	$2,045	$3,210	$2,045	$3,210

Balance at end of period:
Allowance for loan losses			$39,968	$39,599
Reserve for unfunded commitments			2,045	3,210

Allowance for loan losses and Reserve for unfunded commitments			$42,013	$42,809

As a percentage of total loans at end of period:
Allowance for loan losses			2.30%	2.40%
Reserve for unfunded commitments			0.12%	0.19%

Allowance for loan losses and Reserve for unfunded commitments			2.42%	2.59%

Average total loans	$1,714,061	$1,608,511	$1,692,646	$1,578,538
Ratios (annualized):
Net charge-offs during period to average loans outstanding during period	0.01%	0.22%	(0.16)%	0.32%
(Benefit from) provision for loan losses to average loans outstanding	0.40%	0.15%	0.04%	(0.06)%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

	Balance at		Advances/					Balance at
	June 30,	New	Capitalized		Valuation	Transfers	Category	March 31,
(dollars in thousands):	2014	NPA	Costs	Sales	Adjustments	from Loans	Changes	2014
Noncovered:
Land & Construction	$1,969	—	—	$(453)	$(1)	$1,845	—	$578
Residential real estate	1,526	—	—	(235)	(1)	116	—	1,646
Commercial real estate	1,769	—	—	—	—	1,442	—	327

Total noncovered	5,264	—	—	(688)	(2)	3,403	—	2,551

Covered:
Land & Construction	521	—	—	(142)	(1)	—	—	664
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	521	—	—	(142)	(1)	—	—	664

Total foreclosed assets	$5,785	—	—	$(830)	$(3)	$3,403	—	$3,215

	Balance at		Advances/					Balance at
	March 31,	New	Capitalized		Valuation	Transfers	Category	December 31,
(dollars in thousands):	2014	NPA	Costs	Sales	Adjustments	from Loans	Changes	2013
Noncovered:
Land & Construction	$578	—	—	—	—	—	—	$578
Residential real estate	1,646	—	$462	$(1,123)	$(25)	$388	—	1,944
Commercial real estate	327	—	—	(3,063)	(1)	325	—	3,066

Total noncovered	2,551	—	462	(4,186)	(26)	713	—	5,588

Covered:
Land & Construction	664	—	—	—	(10)	—	—	674
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	664	—	—	—	(10)	—	—	674

Total foreclosed assets	$3,215	—	$462	$(4,186)	$(36)	$713	—	$6,262

Premises and Equipment

Premises and equipment were comprised of:

	June 30,	December 31,
(In thousands)	2014	2013
Land & land improvements	$5,956	$5,975
Buildings	30,025	30,103
Furniture and equipment	28,223	27,881

	64,204	63,959
Less: Accumulated depreciation	(32,423)	(32,397)

	31,781	31,562
Construction in progress	99	50

Total premises and equipment	$31,880	$31,612

During the six months ended June 30, 2014, premises and equipment increased $268,000 due to purchases of $2,483,000, that were partially offset by depreciation of $2,165,000 and disposals of premises and equipment with net book value of $50,000. Included in the depreciation expense of $2,165,000 during the six months ended June 30, 2014 was $238,000 of accelerated depreciation of leasehold improvements taken on two branches that were closed during the quarter ended March 31, 2014.

Intangible Assets

Intangible assets were comprised of the following as of the dates indicated:

	June 30,	December 31,
(In thousands)	2014	2013
Core-deposit intangible	$779	$883
Goodwill	15,519	15,519

Total intangible assets	$16,298	$16,402

The core-deposit intangible assets resulted from the Bank’s acquisitions of Citizens in 2011 and Granite in 2010. The goodwill intangible asset resulted from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $52,000 and $53,000 were recorded during the three months ended June 30, 2014 and 2013, respectively. Amortization of core deposit intangible assets amounting to $104,000 and $105,000 were recorded during the six months ended June 30, 2014 and 2013, respectively.

Deposits

Deposits at June 30, 2014 decreased $25,287,000 (1.1%) from the 2013 year-end balances to $2,385,196,000. Interest-bearing demand and savings deposits were up, while noninterest-bearing demand and time deposits down at June 30, 2014 when compared to December 31, 2013. Included in the June 30, 2014 and December 31, 2013 certificate of deposit balances are $5,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank.

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

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. The Company did not repurchase any shares during the six months ended June 30, 2014. This plan has no stated expiration date for the repurchases. As of June 30, 2014, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $260,943,000 at June 30, 2014. This amount represents an increase of $9,997,000 (4.0%) from December 31, 2013, the net result of comprehensive income for the period of $12,555,000, and the effect of stock option vesting and tax benefits of $754,000, and the exercise of stock options of $2,786,000, that were partially offset by dividends paid of $3,547,000, and the repurchase of common stock as it was tendered in lieu of cash to exercise stock options and pay related taxes of $2,551,000. The Company’s ratio of equity to total assets was 9.58% and 9.15% as of June 30, 2014 and December 31, 2013, respectively.

The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	As of	As	Minimum
	June 30,	December 31,	Regulatory
	2014	2013	Requirement
Total Capital	14.64%	14.77%	8.00%
Tier I Capital	13.39%	13.51%	4.00%
Leverage ratio	10.36%	10.17%	4.00%

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

Liquidity

The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At June 30, 2014, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $393,378,000, representing a decrease of $271,278,000 (40.8%) from December 31, 2013. This decrease in cash and securities available for sale is due mainly to increases in investments held to maturity and loans during the six months ended June 30, 2014. In addition, the Company generates additional liquidity from its operating activities. The Company’s profitability during the first six months of 2014 generated cash flows from operations of $11,401,000 compared to $17,574,000 during the first six months of 2013. Maturities of investment securities produced cash inflows of $23,012,000 during the six months ended June 30, 2014 compared to $31,689,000 for the six months ended June 30, 2013. During the six months ended June 30, 2014, the Company invested $193,092,000 in securities and $69,325,000 in loans net of loan principal reductions, compared to $85,393,000 invested in securities and $96,937,000 invested in loans during the six months ended June 30, 2013. Proceeds from the sale of foreclosed assets accounted for $6,483,000 and $10,202,000 of investing sources of funds during the six months ended June 30, 2014 and 2013, respectively. These changes in investment and loan balances, and proceeds from sale of foreclosed assets, contributed to net cash used by investing activities of $236,747,000 and $145,431,000 during the six months ended June 30, 2014 and 2013, respectively. Financing activities used net cash of $28,639,000 and $28,887,000 during the six months ended June 30, 2014 and 2013, respectively. Deposit balance decreases used $25,287,000 and $23,000,000 during the six months ended June 30, 2014 and 2013, respectively. Net decreases in other borrowings accounted for the use of $260,000 and $2,622,000 during the six months ended June 30, 2014 and 2013, respectively. Dividends paid used $3,547,000 and $3,207,000 of cash during the six months ended June 30, 2014 and 2013, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2014 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

During the six months ended June 30, 2014, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the three months ended June 30, 2014 pursuant to the Company’s stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under “Capital Resources” in this report and is incorporated herein by reference:

			(c) Total number of
			shares purchased as	(d) Maximum number
			part of publicly	of shares that may yet
	(a) Total number	(b) Average price	announced plans or	be purchased under the
Period	of shares purchased	paid per share	programs	plans or programs
Apr. 1-30, 2014	—	—	—	333,400
May 1-31, 2014	—	—	—	333,400
Jun, 1-30, 2014	—	—	—	333,400

Total	—	—	—	333,400

Item 6 – Exhibits

Exhibit No.	Exhibit

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed June 3, 2010).

2.2	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Citizens Bank of Northern California, Nevada City, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of September 23, 2011, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed September 27, 2011).

2.3	Agreement and Plan of Merger and Reorganization by and between TriCo and North Valley Bancorp dated January 21, 2014 (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed January 21, 2014).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 16, 2009).

3.2	Bylaws of TriCo Bancshares, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).

4.1	Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.2	Rights Agreement dated as of June 25, 2001 between TriCo Bancshares and Mellon Investor Services LLC (incorporated by reference to Exhibit 1 to TriCo’s Registration Statement on Form 8-A filed on July 5, 2001).

4.3	Amendment to Rights Agreement dated as of July 8, 2011 between TriCo Bancshares and BNY Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to TriCo’s Current Report on Form 8-K filed on July 8, 2011).

4.4	Amended and Restated Form of Right Certificate (incorporated by reference to Exhibit 4.2 to TriCo’s Current Report on Form 8-K filed on July 8, 2011).

4.5	Amendment to Rights Agreement dated June 4, 2014 between TriCo Bancshares and Computershare, Inc. (incorporated by reference to Exhibit 4.3 to TriCo’s Current Report on Form 8-K filed June 4, 2014).

10.2*	Form of Change of Control Agreement dated as of July 17, 2013, among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, Richard O’Sullivan, Thomas Reddish, and Ray Rios (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).

10.5*	TriCo’s 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063)).

10.6*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.7*	TriCo’s 2009 Equity Incentive plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

Item 6 – Exhibits (continued)

10.8*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.9*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.10*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.11*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.13*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.14*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.15*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.16*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.17*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.18*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.19*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.20*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.21*	Form of Indemnification Agreement between TriCo Bancshares and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.22*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

21.1	Tri Counties Bank, a California banking corporation, TriCo Capital Trust I, a Delaware business trust, and TriCo Capital Trust II, a Delaware business trust, are the only subsidiaries of TriCo.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES (Registrant)

Date: August 8, 2014	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)