Form 10-Q
period 2014-09-30
TRICO BANCSHARES /
filed 2014-11-07
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: September 30, 2014

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

Common stock, no par value: 22,714,964 shares outstanding as of October 31, 2014

TriCo Bancshares

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the “Company”) that are subject to the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current knowledge and belief of the Company’s management (“Management”) and include information concerning the Company’s possible or assumed future financial condition and results of operations. When you see any of the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions, it may mean the Company is making forward-looking statements. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. The reader is directed to the Company’s filings with the U.S. Securities and Exchange Commission, including the Company’s annual report on Form 10-K for the year ended December 31, 2013, and Part II, Item 1A of this report for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those suggested by any forward-looking statement made in this report. Such Form 10-K and this report should be read to put any forward-looking statements in context and to gain a more complete understanding of the risks and uncertainties involved in the Company’s business. Any forward-looking statement may turn out to be wrong and cannot be guaranteed. The Company does not intend to update any forward-looking statement after the date of this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At September 30, 2014	At December 31, 2013
Assets:
Cash and due from banks	$74,476	$76,915
Cash at Federal Reserve and other banks	295,203	521,453

Cash and cash equivalents	369,679	598,368
Investment securities:
Available for sale	84,962	104,647
Held to maturity	443,509	240,504
Restricted equity securities	11,582	9,163
Loans held for sale	2,724	2,270
Loans	1,765,871	1,672,007
Allowance for loan losses	(37,920)	(38,245)

Total loans, net	1,727,951	1,633,762
Foreclosed assets, net	5,096	6,262
Premises and equipment, net	32,181	31,612
Cash value of life insurance	53,596	52,309
Accrued interest receivable	6,862	6,516
Goodwill	15,519	15,519
Other intangible assets, net	726	883
Mortgage servicing rights	5,985	6,165
Other assets	34,571	36,086

Total assets	$2,794,943	$2,744,066

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$762,452	$789,458
Interest-bearing	1,674,904	1,621,025

Total deposits	2,437,356	2,410,483
Accrued interest payable	753	938
Reserve for unfunded commitments	2,220	2,415
Other liabilities	33,331	31,711
Other borrowings	12,665	6,335
Junior subordinated debt	41,238	41,238

Total liabilities	2,527,563	2,493,120

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
16,139,414 at September 30, 2014	92,692
16,076,662 at December 31, 2013		89,356
Retained earnings	172,892	159,733
Accumulated other comprehensive income, net of tax	1,796	1,857

Total shareholders’ equity	267,380	250,946

Total liabilities and shareholders’ equity	$2,794,943	$2,744,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest and dividend income:
Loans, including fees	$24,980	$25,123	$73,151	$73,078
Investment securities:
Taxable	3,623	1,742	9,885	4,022
Tax exempt	115	172	368	423
Dividends	200	121	508	257
Interest bearing cash at
Federal Reserve and other banks	213	378	796	1,318

Total interest and dividend income	29,131	27,536	84,708	79,098

Interest expense:
Deposits	772	854	2,322	2,634
Other borrowings	—	1	2	3
Junior subordinated debt	310	314	920	936

Total interest expense	1,082	1,169	3,244	3,573

Net interest income	28,049	26,367	81,464	75,525
Reversal of provision for loan losses	(2,977)	(393)	(2,624)	(887)

Net interest income after reversal of provision loan losses	31,026	26,760	84,088	76,412

Noninterest income:
Service charges and fees	6,090	6,662	17,071	19,284
Gain on sale of loans	509	1,083	1,487	4,967
Commissions on sale of non-deposit investment products	703	692	2,317	2,294
Increase in cash value of life insurance	490	531	1,287	1,337
Other	797	159	2,599	1,594

Total noninterest income	8,589	9,127	24,761	29,476

Noninterest expense:
Salaries and related benefits	13,369	12,861	39,989	38,712
Other	12,011	10,755	33,824	30,014

Total noninterest expense	25,380	23,616	73,813	68,726

Income before income taxes	14,235	12,271	35,036	37,162

Provision for income taxes	6,001	4,910	14,578	14,999

Net income	$8,234	$7,361	$20,458	$22,163

Earnings per share:
Basic	$0.51	$0.46	$1.27	$1.38
Diluted	$0.50	$0.45	$1.25	$1.37

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$8,234	$7,361	$20,458	$22,163
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	(398)	83	(77)	(2,027)
Change in minimum pension liability	6	—	16	—

Other comprehensive income (loss)	(392)	83	(61)	(2,027)

Comprehensive income	$7,842	$7,444	$20,397	20,136

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2012	16,000,838	$85,561	$141,639	$2,159	$229,359
Net income			22,163		22,163
Other comprehensive loss				(2,027)	(2,027)
Stock option vesting		849			849
Stock option forfeiture		(22)			(22)
Stock options exercised	248,765	3,240			3,240
Tax benefit of stock options exercised		356			356
Repurchase of common stock	(172,941)	(930)	(2,560)		(3,490)
Dividends paid ($ 0.31 per share)			(4,976)		(4,976)

Balance at September 30, 2013	16,076,662	$89,054	$156,266	$132	$245,452

Balance at December 31, 2013	16,076,662	$89,356	$159,733	$1,857	$250,946
Net income			20,458		20,458
Other comprehensive loss				(61)	(61)
Stock option vesting		745			745
RSU vesting		49			49
PSU vesting		16			16
Stock options exercised	166,020	2,875			2,875
Tax benefit of stock options exercised		225			225
Repurchase of common stock	(103,268)	(574)	(1,977)		(2,551)
Dividends paid ($ 0.33 per share)			(5,322)		(5,322)

Balance at September 30, 2014	16,139,414	$92,692	$172,892	$1,796	$267,380

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the nine months ended September 30,
	2014	2013
Operating activities:
Net income	$20,458	$22,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	4,035	3,229
Amortization of intangible assets	157	157
Benefit from reversal of provision for loan losses	(2,624)	(887)
Amortization of investment securities premium, net	578	597
Originations of loans for resale	(49,241)	(123,834)
Proceeds from sale of loans originated for resale	49,834	136,421
Gain on sale of loans	(1,487)	(4,967)
Change in market value of mortgage servicing rights	620	(311)
Provision for losses on foreclosed assets	137	620
Gain on sale of foreclosed assets	(1,853)	(1,479)
(Gain) loss on disposal of fixed assets	(60)	12
Increase in cash value of life insurance	(1,287)	(1,337)
Equity compensation vesting expense	810	849
Equity compensation tax benefits	(225)	(356)
Change in:
Reserve for unfunded commitments	(195)	(740)
Interest receivable	(346)	186
Interest payable	(185)	(99)
Other assets and liabilities, net	2,625	3,408

Net cash from operating activities	21,751	33,632

Investing activities:
Proceeds from maturities of securities available for sale	19,226	43,768
Proceeds from maturities of securities held to maturity	18,727	1,629
Purchases of securities held to maturity	(221,984)	(194,942)
(Purchase) redemption of restricted equity securities	(2,419)	484
Loan origination and principal collections, net	(64,023)	(39,986)
Loans purchased	(32,017)	(62,698)
Improvement of foreclosed assets	(461)	—
Proceeds from sale of other real estate owned	7,818	12,252
Proceeds from sale of premises and equipment	120	9
Purchases of premises and equipment	(3,857)	(6,771)
Life insurance proceeds	—	706

Net cash used by investing activities	(278,870)	(245,549)

Financing activities:
Net increase in deposits	26,873	3,609
Net change in other borrowings	6,330	5,429
Equity compensation tax benefits	225	356
Repurchase of common stock	(292)	(501)
Dividends paid	(5,322)	(4,976)
Exercise of stock options	616	251

Net cash provided by financing activities	28,430	4,168

Net change in cash and cash equivalents	(228,689)	(207,749)

Cash and cash equivalents and beginning of year	598,368	748,899

Cash and cash equivalents at end of period	$369,679	$541,150

Supplemental disclosure of noncash activities:
Unrealized (loss) gain on securities available for sale	$(133)	$8,035
Loans transferred to foreclosed assets	$4,475	$3,498
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	$2,259	$3,490
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$3,429	$3,672
Cash paid for income taxes	$14,405	$15,110

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

TriCo Bancshares is a California corporation organized to act as a bank holding company for Tri Counties Bank (the “Bank”). The Company and the Bank are headquartered in Chico, CA. The Bank is a state-chartered financial institution that is engaged in the general commercial banking business in 26 California counties. Tri Counties Bank currently operates from 61 traditional branches and 20 in-store branches, including 22 locations acquired in the Company’s recent merger with North Valley Bancorp on October 3, 2014. The Company also formed two subsidiary business trusts, TriCo Capital Trust I and TriCo Capital Trust II (collectively, the Trusts), to issue trust preferred securities.

The following unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of Management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation of results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2014. Operating results for the three and nine months ended September 30, 2014 do not include the operating results of North Valley Bancorp, which the Company acquired on October 3, 2014.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Tri Counties Bank. All significant intercompany balances and transactions have been eliminated. TriCo Capital Trust I and TriCo Capital Trust II, which were formed solely for the purpose of issuing trust preferred securities, are unconsolidated subsidiaries as the Company is not the primary beneficiary of the trusts and they are not considered variable interest entities. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain amounts in the consolidated financial statements for the year ended December 31, 2013 and for the three and nine months ended September 30, 2014 may have been reclassified to conform to the presentation of the condensed consolidated financial statements in 2014.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company did not have any securities classified as trading. During the three months ended March 31, 2013, the Company did not have any securities classified as held to maturity.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if the Company intends to sell the security or it is likely that it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that it will be required to sell the security but it does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the nine months ended September 30, 2014 or the year ended December 31, 2013.

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

Mortgage Servicing Rights

Mortgage servicing rights (MSR) represent the Company’s right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans. The Company’s MSR arise from residential mortgage loans that it originates and sells, but retains the right to service the loans. The net gain from the retention of the servicing right is included in gain on sale of loans in noninterest income when the loan is sold. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing fees are recorded in noninterest income when earned.

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

FASB issued ASU No. 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Topic 310): Classification of Certain Government Mortgage Loans upon Foreclosure. ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure, 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. For public business entities, ASU 2014-14 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Earlier adoption is permitted.

Note 2 - Business Combinations

On October 3, 2014, TriCo completed its acquisition of North Valley Bancorp originally announced January 21, 2014. Based on a fixed exchange ratio of 0.9433 shares of TriCo common stock for each share of North Valley Bancorp common stock, North Valley Bancorp shareholders received 6,575,550 shares of TriCo common stock and $6,823 of cash in-lieu of fractional shares. The 6,575,550 shares of TriCo common stock issued to North Valley Bancorp shareholders represents, on a pro forma basis, approximately 28.9% of the 22,714,964 shares of the combined company outstanding on October 3, 2014. Based on TriCo’s closing stock price of $23.01 on October 3, 2014, North Valley Bancorp shareholders received consideration valued at $151,310,000 or approximately $21.71 per share of North Valley common stock outstanding. TriCo appointed three North Valley Bancorp directors to TriCo’s board upon closing of the merger on October 3, 2014 as contemplated by the merger agreement with North Valley Bancorp.

North Valley Bancorp, was headquartered in Redding, California, and was the parent of North Valley Bank that had approximately $935 million in assets and 22 commercial banking offices in Shasta, Humboldt, Del Norte, Mendocino, Yolo, Sonoma, Placer and Trinity Counties in Northern California at June 30, 2014. In connection with the acquisition, North Valley Bank was merged into Tri Counties Bank on October 3, 2014. The assets and liabilities acquired in the acquisition of North Valle Bancorp will be recorded at fair value at the date of acquisition and will be reflected in the December 31, 2014 financial statements. However, at the time of these financial statements, the appraisals and valuations are still in process. The Company also expects to record goodwill and a core deposit intangible related to this transaction, but the amounts attributable to those assets are dependent on the appraisals and valuations that are still in process. As this transaction was structured as a tax free exchange, the goodwill will not be deductible for tax purposes.

The Company’s operating results for the three and nine months ended September 30, 2014 do not include North Valley Bancorp’s operating results.

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$75,877	$4,095	$(112)	$79,860
Obligations of states and political subdivisions	3,129	61	—	3,190
Corporate debt securities	1,887	25	—	1,912

Total securities available for sale	$80,893	$4,181	$(112)	$84,962

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$430,899	$5,337	$(1,930)	$434,306
Obligations of states and political subdivisions	12,610	22	(134)	12,498

Total securities held to maturity	$443,509	$5,359	$(2,064)	$446,804

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$93,055	$4,445	$(357)	$97,143
Obligations of states and political subdivisions	5,513	77	(1)	5,589
Corporate debt securities	1,877	38	—	1,915

Total securities available for sale	$100,445	$4,560	$(358)	$104,647

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$227,864	$298	$(5,540)	$222,622
Obligations of states and political subdivisions	12,640	—	(1,455)	11,185

Total securities held to maturity	$240,504	$298	$(6,995)	$233,807

No investment securities were sold during the nine months ended September 30, 2014 or the year ended December 31, 2013. Investment securities with an aggregate carrying value of $81,828,000 and $62,064,000 at September 30, 2014 and December 31, 2013, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at September 30, 2014 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2014, obligations of U.S. government corporations and agencies with a cost basis totaling $506,776,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages.

For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At September 30, 2014, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 5.7 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Investment Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$2,012	$2,044	—	—
Due after one year through five years	1,193	1,244	—	—
Due after five years through ten years	33,218	34,556	—	—
Due after ten years	44,470	47,118	$443,509	$446,804

Totals	$80,893	$84,962	$443,509	$446,804

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
September 30, 2014
Securities available for sale:
Obligations of U.S. government corporations and agencies	$2,631	$(16)	$6,956	$(96)	$9,587	$(112)
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—

Total securities available for sale	$2,631	$(16)	$6,956	$(96)	$9,587	$(112)

Securities held to maturity:
Obligations of U.S. government corporations and agencies	$46,073	$(134)	$56,245	$(1,796)	$102,318	$(1,930)
Obligations of states and political subdivisions	788	(22)	7,357	(112)	8,145	(134)

Total securities held to maturity	$46,861	$(156)	$63,602	$(1,908)	$110,463	$(2,064)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
December 31, 2013
Securities available for sale:
Obligations of U.S. government corporations and agencies	$10,287	$(357)	—	—	$10,287	$(357)
Obligations of states and political subdivisions	199	(1)	—	—	199	(1)
Corporate debt securities	—	—	—	—	—	—

Total securities available for sale	$10,486	$(358)	—	—	$10,486	$(358)

Securities held to maturity:
Obligations of U.S. government corporations and agencies	$188,218	$(5,540)	—	—	$188,218	$(5,540)
Obligations of states and political subdivisions	11,185	(1,455)	—	—	11,185	(1,455)

Total securities held to maturity	$199,403	$(6,995)	—	—	$199,403	$(6,995)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At September 30, 2014, 13 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 1.79% from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At September 30, 2014, 10 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 1.62% from the Company’s amortized cost basis.

Corporate debt securities: At September 30, 2014, no corporate debt securities had unrealized losses.

Note 4 - Loans

A summary of loan balances follows (in thousands):

	September 30, 2014
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$141,854	$82,766	—	$3,787	$228,407
Commercial	906,977	52,070	—	26,699	985,746

Total mortgage loan on real estate	1,048,831	134,836	—	30,486	1,214,153
Consumer:
Home equity lines of credit	300,995	11,744	$5,545	3,658	321,942
Home equity loans	21,609	153	126	490	22,378
Auto Indirect	212	—	—	—	212
Other	27,201	1,823	—	64	29,088

Total consumer loans	350,017	13,720	5,671	4,212	373,620
Commercial	128,791	474	9	5,811	135,085
Construction:
Residential	22,860	—	—	1,526	24,386
Commercial	18,553	—	—	74	18,627

Total construction	41,413	—	—	1,600	43,013

Total loans, net of deferred loan fees and discounts	$1,569,052	$149,030	$5,680	$42,109	$1,765,871

Total principal balance of loans owed, net of charge-offs	$1,573,693	$154,730	$14,981	$49,919	$1,793,323
Unamortized net deferred loan fees	(4,641)	—	—	—	(4,641)
Discounts to principal balance of loans owed, net of charge-offs	—	(5,700)	(9,301)	(7,810)	(22,811)

Total loans, net of unamortized deferred loan fees and discounts	$1,569,052	$149,030	$5,680	$42,109	$1,765,871

Noncovered loans	$1,569,052	$149,030	$5,680	$17,890	$1,741,652
Covered loans	—	—	—	24,219	$24,219

Total loans, net of unamortized deferred loan fees and discounts	$1,569,052	$149,030	$5,680	$42,109	$1,765,871

Allowance for loan losses	$(31,249)	$(3,262)	$(398)	$(3,011)	$(37,920)

Note 4 - Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2013
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$129,882	$60,475	—	$4,656	$195,013
Commercial	824,912	57,678	—	30,260	912,850

Total mortgage loan on real estate	954,794	118,153	—	34,916	1,107,863
Consumer:
Home equity lines of credit	316,207	13,576	$6,200	3,883	339,866
Home equity loans	13,849	253	—	486	14,588
Auto Indirect	946	—	—	—	946
Other	25,608	2,074	—	81	27,763

Total consumer loans	356,610	15,903	6,200	4,450	383,163
Commercial	124,650	693	19	6,516	131,878
Construction:
Residential	30,367	—	—	1,566	31,933
Commercial	17,125	—	—	45	17,170

Total construction	47,492	—	—	1,611	49,103

Total loans, net of deferred loan fees and discounts	$1,483,546	$134,749	$6,219	$47,493	$1,672,007

Total principal balance of loans owed, net of charge-offs	$1,487,240	$142,786	$16,475	$56,879	$1,703,380
Unamortized net deferred loan fees	(3,694)	—	—	—	(3,694)
Discounts to principal balance of loans owed, net of charge-offs	—	(8,037)	(10,256)	(9,386)	(27,679)

Total loans, net of unamortized deferred loan fees and discounts	$1,483,546	$134,749	$6,219	$47,493	$1,672,007

Noncovered loans	$1,483,546	$134,749	$6,219	$19,581	$1,644,095
Covered loans	—	—	—	27,912	27,912

Total loans, net of unamortized deferred loan fees and discounts	$1,483,546	$134,749	$6,219	$47,493	$1,672,007

Allowance for loan losses	$(31,354)	$(2,850)	$(385)	$(3,656)	$(38,245)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Change in accretable yield:
Balance at beginning of period	$16,298	$19,727	$18,232	$22,337
Accretion to interest income	(1,355)	(1,656)	(4,368)	(4,847)
Reclassification (to) from nonaccretable difference	(70)	1,850	1,009	2,431

Balance at end of period	$14,873	$19,921	$14,873	$19,921

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

Note 5 - Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three Months Ended September 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,832	$9,831	$18,055	$1,411	$28	$556	$4,407	$1,511	$1,337	$39,968
Charge-offs	(31)	(49)	(136)	—	—	(118)	(11)	—	—	(345)
Recoveries	—	42	249	4	19	71	94	769	26	1,274
(Benefit) provision	51	(53)	(1,239)	229	(31)	160	(428)	(702)	(964)	(2,977)

Ending balance	$2,852	$9,771	$16,929	$1,644	$16	$669	$4,062	$1,578	$399	$37,920

	Allowance for Loan Losses – Nine Months Ended September 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,154	$9,700	$16,375	$1,208	$66	$589	$4,331	$1,559	$1,263	$38,245
Charge-offs	(167)	(107)	(991)	(11)	—	(389)	(401)	(4)	(69)	(2,139)
Recoveries	—	513	758	31	70	373	1,155	1,377	161	4,438
(Benefit) provision	(135)	(335)	787	416	(120)	96	(1,023)	(1,354)	(956)	(2,624)

Ending balance	$2,852	$9,771	$16,929	$1,644	$16	$669	$4,062	$1,578	$399	$37,920

Ending balance:
Individ. evaluated for impairment	$902	$413	$2,001	$213	—	$69	$433	$60	—	$4,091

Loans pooled for evaluation	$1,765	$9,182	$14,428	$1,431	$16	$600	$2,354	$349	$295	$30,420

Loans acquired with deteriorated credit quality	$185	$176	$500	—	—	—	$1,275	$1,169	$104	$3,409

	Loans, net of unearned fees – As of September 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$228,407	$985,746	$321,942	$22,378	$212	$29,088	$135,085	$24,386	$18,627	$1,765,871

Individ. evaluated for impairment	$7,142	$50,322	$6,733	$896	$23	$194	$1,902	$2,720	$114	$70,046

Loans pooled for evaluation	$217,478	$908,725	$306,006	$20,866	$189	$28,830	$127,363	$20,140	$18,439	$1,648,036

Loans acquired with deteriorated credit quality	$3,787	$26,699	$9,203	$616	—	$64	$5,820	$1,526	$74	$47,789

	Allowance for Loan Losses – Year Ended December 31, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,523	$8,782	$21,367	$1,155	$243	$696	$4,703	$1,400	$779	$42,648
Charge-offs	(46)	(2,038)	(2,651)	(94)	(68)	(887)	(1,599)	(20)	(140)	(7,543)
Recoveries	345	994	1,053	41	195	759	340	63	65	3,855
(Benefit) provision	(668)	1,962	(3,394)	106	(304)	21	887	116	559	(715)

Ending balance	$3,154	$9,700	$16,375	$1,208	$66	$589	$4,331	$1,559	$1,263	$38,245

Ending balance:
Individ. evaluated for impairment	$775	$1,198	$1,140	$169	$1	$8	$585	$91	$8	$3,975

Loans pooled for evaluation	$2,039	$7,815	$14,749	$1,039	$65	$581	$2,402	$751	$789	$30,230

Loans acquired with deteriorated credit quality	$340	$687	$486	—	—	—	$1,344	$717	$466	$4,040

Note 5 - Allowance for Loan Losses (continued)

	Loans, net of unearned fees – As of December 31, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$195,013	$912,850	$339,866	$14,588	$946	$27,763	$131,878	$31,933	$17,170	$1,672,007

Individ. evaluated for impairment	$7,342	$59,936	$6,918	$778	$60	$90	$3,177	$2,756	$178	$81,235

Loans pooled for evaluation	$183,015	$822,654	$322,865	$13,324	$886	$27,592	$122,166	$27,611	$16,947	$1,537,060

Loans acquired with deteriorated credit quality	$4,656	$30,260	$10,083	$486	—	$81	$6,535	$1,566	$45	$53,712

	Allowance for Loan Losses – Three months ended September 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,231	$8,764	$18,710	$1,109	$114	$567	$4,929	$1,288	$887	$39,599
Charge-offs	(4)	(23)	(331)	(30)	(9)	(239)	(318)	—	(31)	(985)
Recoveries	154	295	304	3	34	199	108	2	20	1,119
(Benefit) provision	(190)	704	(871)	(50)	(58)	7	(234)	157	142	(393)

Ending balance	$3,191	$9,740	$17,812	$1,032	$81	$534	$4,485	$1,447	$1,018	$39,340

	Allowance for Loan Losses – As of and nine months ended September 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,523	$8,782	$21,367	$1,155	$243	$696	$4,703	$1,400	$779	$42,648
Charge-offs	(46)	(1,712)	(1,843)	(56)	(67)	(724)	(1,143)	(20)	(92)	(5,703)
Recoveries	345	965	809	29	180	601	244	63	46	3,282
(Benefit) provision	(631)	1,705	(2,521)	(96)	(275)	(39)	681	4	285	(887)

Ending balance	$3,191	$9,740	$17,812	$1,032	$81	$534	$4,485	$1,447	$1,018	$39,340

Ending balance:
Individ. evaluated for impairment	$623	$1,446	$1,554	$49	$2	$6	$678	$91	$9	$4,458

Loans pooled for evaluation	$2,235	$7,748	$15,259	$983	$79	$521	$2,448	$723	$653	$30,649

Loans acquired with deteriorated credit quality	$333	$546	$999	—	—	$7	$1,359	$633	$356	$4,233

	Loans, net of unearned fees – As of September 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(In thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$197,129	$894,346	$346,348	$13,730	$1,351	$28,282	$133,616	$27,601	$14,648	$1,657,051

Individ. evaluated for impairment	$7,013	$69,373	$7,664	$551	$66	$94	$3,333	$2,872	$252	$91,218

Loans pooled for evaluation	$183,769	$794,301	$328,215	$12,575	$1,285	$28,113	$123,476	$23,497	$13,822	$1,509,053

Loans acquired with deteriorated credit quality	$6,347	$30,672	$10,469	$604	—	$75	$6,807	$1,232	$574	$56,780

Note 5 - Allowance for Loan Losses (continued)

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

The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:

•	Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•	Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.

•	Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.

•	Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

•	Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators – As of September 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$133,922	$857,171	$288,680	$19,402	$145	$26,639	$126,554	$19,565	$18,380	$1,490,458
Special mention	832	13,626	3,290	767	20	347	1,131	858	34	20,905
Substandard	7,100	36,180	9,025	1,440	47	215	1,106	2,437	139	57,689
Loss

Total originated	$141,854	$906,977	$300,995	$21,609	$212	$27,201	$128,791	$22,860	$18,553	$1,569,052

PNCI loans:
Pass	$82,180	$44,652	$10,879	$153	—	$1,719	$195	—	—	$139,778
Special mention	—	4,697	229	—	—	38	279	—	—	5,243
Substandard	586	2,721	636	—	—	66	—	—	—	4,009

Total PNCI	$82,766	$52,070	$11,744	$153	—	$1,823	$474	—	—	$149,030

PCI loans	$3,787	$26,699	$9,203	$616	—	$64	$5,820	$1,526	$74	$47,789

Total loans	$228,407	$985,746	$321,942	$22,378	$212	$29,088	$135,085	$24,386	$18,627	$1,765,871

	Credit Quality Indicators – As of December 31, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$121,969	$768,596	$302,232	$12,284	$717	$24,653	$121,580	$25,836	$16,571	$1,394,438
Special mention	1,265	15,862	4,529	504	118	756	938	96	343	24,411
Substandard	6,648	40,454	9,446	1,061	111	196	2,122	4,435	211	64,684
Loss	—	—	—	—	—	3	10	—	—	13

Total originated	$129,882	$824,912	$316,207	$13,849	$946	$25,608	$124,650	$30,367	$17,125	$1,483,546

PNCI loans:
Pass	$59,798	$48,548	$12,716	$253	—	$2,020	$380	—	—	$123,715
Special mention	—	5,810	195	—	—	18	313	—	—	6,336
Substandard	677	3,320	665	—	—	36	—	—	—	4,698

Total PNCI	$60,475	$57,678	$13,576	$253	—	$2,074	$693	—	—	$134,749

PCI loans	$4,656	$30,260	$10,083	$486	—	$81	$6,535	$1,566	$45	$53,712

Total loans	$195,013	$912,850	$339,866	$14,588	$946	$27,763	$131,878	$31,933	$17,170	$1,672,007

Note 5 - Allowance for Loan Losses (continued)

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of September 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$112	$933	$1,692	$202	$2	$81	$414	—	—	$3,436
60-89 Days	509	205	514	208	1	11	27	—	—	1,475
> 90 Days	591	1,490	521	127	20	10	99	—	102	2,960

Total past due	$1,212	$2,628	$2,727	$537	$23	$102	$540	—	$102	$7,871
Current	140,642	904,349	298,268	21,072	189	27,099	128,251	22,860	18,451	1,561,181

Total orig. loans	$141,854	$906,977	$300,995	$21,609	$212	$27,201	$128,791	$22,860	$18,553	$1,569,052

> 90 Days and still accruing	—	$360	—	—	—	—	—	—	—	$360

Nonaccrual loans	$4,018	$21,471	$4,257	$838	$23	$19	$312	$2,437	$114	$33,489

Note 5 - Allowance for Loan Losses (continued)

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of September 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$192	—	—	—	—	—	—	—	—	$192
60-89 Days	1,208	—	—	—	—	—	—	—	—	1,208
> 90 Days	—	—	36	—	—	—	—	—	—	36

Total past due	$1,400	—	$36	—	—	—	—	—	—	$1,436
Current	81,366	52,070	11,708	153	—	1,823	474	—	—	147,594

Total PNCI loans	$82,766	$52,070	$11,744	$153	—	$1,823	$474	—	—	$149,030

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$349	$419	$314	—	—	$31	—	—	—	$1,113

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$2,272	$2,304	$3,121	$264	$24	$40	$296	—	—	$8,321
60-89 Days	284	—	1,070	16	1	16	76	—	$198	1,661
> 90 Days	447	2,213	1,050	312	33	7	749	$13	—	4,824

Total past due	$3,003	$4,517	$5,241	$592	$58	$63	$1,121	$13	$198	$14,806
Current	126,879	820,395	310,966	13,257	888	25,545	123,529	30,354	16,927	1,468,740

Total orig. loans	$129,882	$824,912	$316,207	$13,849	$946	25,608	$124,650	$30,367	$17,125	$1,483,546

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$4,697	$30,732	$4,972	$719	$54	$26	$1,280	$2,473	$178	$45,131

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$799	$512	$313	—	—	$49	—	—	—	$1,673
60-89 Days	—	352	38	—	—	—	—	—	—	390
> 90 Days	—	217	—	—	—	—	—	—	—	217

Total past due	$799	$1,081	$351	—	—	$49	—	—	—	$2,280
Current	59,676	56,597	13,225	$253	—	2,025	$693	—	—	132,469

Total PNCI loans	$60,475	$57,678	$13,576	$253	—	$2,074	$693	—	—	$134,749

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$262	$1,139	$429	—	—	$36	—	—	—	$1,866

Impaired originated loans are those where management has concluded that it is probable that the borrower will be unable to pay all amounts due under the contractual terms.

Note 5 - Allowance for Loan Losses (continued)

The following tables show the recorded investment (financial statement balance), unpaid principal balance, average recorded investment, and interest income recognized for impaired Originated and PNCI loans, segregated by those with no related allowance recorded and those with an allowance recorded for the periods indicated.

	Impaired Originated Loans – As of, or for the Nine Months Ended, September 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,576	$46,412	$2,655	$657	$23	$18	$789	$2,437	$114	$56,681

Unpaid principal	$5,671	$49,609	$5,645	$1,082	$60	$25	$806	$6,686	$198	$69,782

Average recorded Investment	$3,971	$49,882	$3,182	$604	$39	$17	$1,218	$2,455	$92	$61,460

Interest income Recognized	$29	$999	$14	$1	—	—	$37	—	$3	$1,083

With an allowance recorded:
Recorded investment	$2,838	$3,344	$3,291	$239	—	—	$1,105	$283	—	$11,100

Unpaid principal	$3,017	$3,489	$3,653	$323	—	—	$1,151	$283	—	$11,916

Related allowance	$745	$304	$1,764	$213	—	—	$433	$60	—	$3,519

Average recorded Investment	$2,734	$4,320	$3,035	$233	$2	$5	$1,311	$283	$55	$11,978

Interest income Recognized	$59	$133	$49	$3	—	—	$41	$14	—	$299

	Impaired PNCI Loans – As of, or for the Nine Months Ended, September 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$299	$419	$314	—	—	$31	$8	—	—	$1,071

Unpaid principal	$306	$2,636	$337	—	—	$44	$8	—	—	$3,331

Average recorded Investment	$224	$779	$270	—	—	$34	$10	—	—	$1,317

Interest income Recognized	$12	—	—	—	—	—	$1	—	—	$13

With an allowance recorded:
Recorded investment	$429	$147	$473	—	—	$145	—	—	—	$1,194

Unpaid principal	$442	$147	$473	—	—	$145	—	—	—	$1,207

Related allowance	$158	$109	$237	—	—	$69	—	—	—	$573

Average recorded Investment	$313	$148	$338	—	—	$87	—	—	—	$886

Interest income Recognized	$6	$6	$16	—	—	$8	—	—	—	$36

Note 5 - Allowance for Loan Losses (continued)

	Impaired Originated Loans – As of, or for the Year Ended, December 31, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$4,366	$53,352	$3,710	$552	$55	$16	$1,648	$2,473	$69	$66,241

Unpaid principal	$6,489	$58,894	$7,299	$1,249	$123	$21	$1,665	$6,611	$138	$82,489

Average recorded Investment	$4,123	$58,205	$4,410	$463	$93	$18	$2,154	$1,567	$83	$71,116

Interest income Recognized	$336	$3,361	$352	$36	$12	$1	$113	$108	$7	$4,326

With an allowance recorded:
Recorded investment	$2,630	$5,296	$2,779	$226	$4	$10	$1,517	$284	$109	$12,855

Unpaid principal	$2,689	$5,659	$3,053	$291	$6	$10	$1,616	$284	$288	$13,896

Related allowance	$648	$1,084	$968	$169	$1	$5	$585	$91	$7	$3,558

Average recorded Investment	$2,245	$6,077	$3,064	$141	$12	$7	$1,817	$1,499	$188	$15,050

Interest income Recognized	$124	$287	$146	$18	$1	$2	$95	$19	$15	$707

	Impaired PNCI Loans – As of, or for the Year Ended, December 31, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$148	$1,139	$227	—	—	$36	$12	—	—	$1,562

Unpaid principal	$158	$3,323	$287	—	—	$45	$12	—	—	$3,825

Average recorded Investment	$37	$1,005	$333	—	—	$39	$7	—	—	$1,421

Interest income Recognized	$11	$233	$21	—	—	$5	$1	—	—	$271

With an allowance recorded:
Recorded investment	$198	$149	$203	—	—	$28	—	—	—	$578

Unpaid principal	$207	$149	$215	—	—	$28	—	—	—	$599

Related allowance	$128	$114	$172	—	—	$3	—	—	—	$417

Average recorded Investment	$275	$250	$162	—	—	$29	—	—	—	$716

Interest income Recognized	$12	$9	$10	—	—	$1	—	—	—	$32

	Impaired Originated Loans – As of, or for the Nine Months Ended, September 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$4,195	$61,418	$3,938	$442	$61	$19	$1,161	$2,588	$68	$73,890

Unpaid principal	$6,320	$67,314	$7,445	$1,131	$135	$32	$1,182	$7,345	$68	$90,972

Average recorded Investment	$3,911	$61,375	$4,543	$415	$120	$19	$2,802	$1,837	$137	$75,159

Interest income Recognized	$246	$2,644	$268	$21	$10	$2	$61	$81	$1	$3,334

With an allowance recorded:
Recorded investment	$2,468	$6,990	$3,232	$109	$5	$9	$2,158	$284	$184	$15,439

Unpaid principal	$2,510	$7,670	$3,703	$161	$7	$10	$3,063	$284	$426	$17,834

Related allowance	$480	$1,293	$1,350	$49	$2	$3	$678	$91	$9	$3,955

Average recorded Investment	$2,304	$5,568	$3,722	$126	$19	$12	$2,519	$1,438	$242	$15,950

Interest income Recognized	$93	$388	$109	$8	—	$1	$155	$14	$16	$784

Note 5 - Allowance for Loan Losses (continued)

	Impaired PNCI Loans – As of, or for the Nine Months Ended, September 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	—	$800	$290	—	—	$38	$14	—	—	$1,142

Unpaid principal	—	$2,893	$342	—	—	$46	$14	—	—	$3,295

Average recorded Investment	—	$1,088	$367	—	—	$30	$4	—	—	$1,489

Interest income Recognized	—	$154	$19	—	—	$4	—	—	—	$177

With an allowance recorded:
Recorded investment	$350	$165	$204	—	—	$28	—	—	—	$747

Unpaid principal	$366	$165	$214	—	—	$28	—	—	—	$773

Related allowance	$193	$133	$179	—	—	$10	—	—	—	$515

Average recorded Investment	$276	$292	$121	—	—	$40	—	—	—	$729

Interest income Recognized	$18	$7	$9	—	—	$1	—	—	—	$35

At September 30, 2014, $53,102,000 of originated loans were TDRs and classified as impaired. The Company had obligations to lend $29,000 in additional funds on these TDRs as of September 30, 2014. At September 30, 2014, $1,344,000 of PNCI loans were TDRs and classified as impaired. The Company had no obligations to lend additional funds on these TDRs as of September 30, 2014.

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

The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the Three Months Ended September 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	1	3	1	—	—	1	3	—	—	9
Pre-mod outstanding principal balance	$48	$1,156	$198	—	—	$147	$94	—	—	$1,643
Post-mod outstanding principal balance	$50	$1,059	$200	—	—	$147	$95	—	—	$1,551
Financial impact due to TDR taken as additional provision	—	$4	—	—	—	$66	$34	—	—	$104
Number that defaulted during the period	—	—	—	—	—	—	—	—	—	—
Recorded investment of TDRs that defaulted during the period	—	—	—	—	—	—	—	—	—	—
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

Note 5 - Allowance for Loan Losses (continued)

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the periods indicated:

	TDR Information for the Nine Months Ended September 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	4	7	4	1	—	1	6	1	1	25
Pre-mod outstanding principal balance	$854	$1,980	$677	$32	—	$147	$166	$102	$118	$4,076
Post-mod outstanding principal balance	$857	$1,890	$691	$33	—	$147	$167	$84	$100	$3,969
Financial impact due to TDR taken as additional provision	$37	$22	—	—	—	$66	$55	—	—	$180
Number that defaulted during the period	1	2	—	—	—	—	1	—	—	4
Recorded investment of TDRs that defaulted during the period	$152	$423	—	—	—	—	$116	—	—	$691
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	($8)	—	—	($8)

	TDR Information for the Three Months Ended September 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	4	1	3	—	—	—	5	—	—	13
Pre-mod outstanding principal balance	$607	$25	$480	—	—	—	$113	—	—	$1,225
Post-mod outstanding principal balance	$607	$26	$482	—	—	—	$114	—	—	$1,229
Financial impact due to TDR taken as additional provision	—	$4	$27	—	—	—	$30	—	—	$61
Number that defaulted during the period	—	3	2	—	—	—	—	—	—	5
Recorded investment of TDRs that defaulted during the period	—	$674	$100	—	—	—	—	—	—	$774
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	$7	—	—	—	—	—	—	$7

	TDR Information for the Nine Months Ended September 30, 2013
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	6	7	10	—	—	—	7	—	—	30
Pre-mod outstanding principal balance	$1,039	$4,580	$1,062	—	—	—	$221	—	—	$6,902
Post-mod outstanding principal balance	$1,043	$4,581	$1,069	—	—	—	$222	—	—	$6,915
Financial impact due to TDR taken as additional provision	$151	$26	$220	—	—	—	$88	—	—	$485
Number that defaulted during the period	2	7	2	—	—	—	3	1	—	15
Recorded investment of TDRs that defaulted during the period	$181	$1,065	$100	—	—	—	$1,297	$73	—	$2,716
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	$(3)	—	$7	—	—	—	—	$5	—	$9

Note 6 - Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$5,588	$674	$6,262	$5,957	$1,541	$7,498
Additions/transfers from loans	4,936	—	4,936	7,542	493	8,035
Dispositions/sales	(5,823)	(142)	(5,965)	(10,004)	(769)	(10,773)
Valuation adjustments	(125)	(12)	(137)	(539)	(81)	(620)

Ending balance, net	$4,576	$520	$5,096	$2,956	$1,184	$4,140

Ending valuation allowance	$(169)	$(12)	$(181)	$(587)	$(340)	$(927)

Ending number of foreclosed assets	23	2	25	26	5	31

Proceeds from sale of foreclosed assets	$7,650	$168	$7,818	$11,383	$869	$12,252

Gain on sale of foreclosed assets	$1,827	$26	$1,853	$1,379	$100	$1,479

Note 7 - Premises and Equipment

Premises and equipment were comprised of:

	September 30, 2014	December 31, 2013
	(In thousands)
Land & land improvements	$5,953	$5,975
Buildings	30,147	30,103
Furniture and equipment	28,547	27,881

	64,647	63,959
Less: Accumulated depreciation	(32,466)	(32,397)

	32,181	31,562
Construction in progress	—	50

Total premises and equipment	$32,181	$31,612

Depreciation expense for premises and equipment amounted to $1,063,000 and $1,014,000 for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense for premises and equipment amounted to $3,227,000 and $2,489,000 for the nine months ended September 30, 2014 and 2013, respectively.

Note 8 - Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Nine months ended September 30,
	2014	2013
Beginning balance	$52,309	$50,582
Increase in cash value of life insurance	1,287	1,337

Ending balance	$53,596	$51,919

End of period death benefit	$95,896	$95,206
Number of policies owned	133	133
Insurance companies used	6	6
Current and former employees and directors covered	36	36

As of September 30, 2014, the Bank was the owner and beneficiary of 133 life insurance policies, issued by six life insurance companies, covering 36 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these condensed consolidated financial statements for additional information on JBAs.

Note 9 - Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated.

(in thousands)	September 30, 2014	Additions	Reductions	December 31, 2013
Goodwill	$15,519	—	—	$15,519

The following table summarizes the Company’s core deposit intangibles as of the dates indicated.

(in thousands)	September 30, 2014	Additions	Reductions/ Amortization	Fully Depreciated	December 31, 2013
Core deposit intangibles	$1,460	—	—	—	$1,460
Accumulated amortization	(734)	—	$(157)	—	(577)

Core deposit intangibles, net	$726	—	$(157)	—	$883

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

Note 10 - Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights (“MSRs”) for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Mortgage servicing rights:
Balance at beginning of period	$5,909	$5,571	$6,165	$4,552
Additions	164	298	440	1,187
Change in fair value	(88)	180	(620)	310

Balance at end of period	$5,985	$6,049	$5,985	$6,049

Servicing, late and ancillary fees received	$413	$428	$1,244	$1,261
Balance of loans serviced at:
Beginning of period	$667,969	$682,176	$680,197	$666,512
End of period	$664,342	$683,910	$664,342	$683,910
Weighted-average prepayment speed (CPR)			10.4%	11.0%
Discount rate			10.0%	10.0%

The changes in fair value of MSRs that occurred during the three and nine months ended September 30, 2014 and 2013 were mainly due to principal reductions and changes in estimated life of the MSRs.

Note 11 - Indemnification Asset

A summary of the activity in the balance of indemnification asset (included in other assets) follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning (payable) receivable balance	$(37)	$1,441	$206	$1,997
Effect of actual covered losses and change in estimated future covered losses	(4)	(505)	(569)	(783)
Reimbursable expenses (revenue), net	8	51	81	(42)
Payments made (received)	30	(126)	279	(311)

Ending (payable) receivable balance	$(3)	$861	$(3)	$861

Note 12 - Other Assets

Other assets were comprised of (in thousands):

	September 30, 2014	December 31, 2013
Deferred tax asset, net	$27,957	$26,781
Prepaid expense	1,937	2,131
Software	1,222	1,318
Advanced compensation	990	1,175
TriCo Capital Trust I & II	1,238	1,238
Indemnification asset (Note 11)	(3)	206
Miscellaneous other assets	1,230	3,237

Total other assets	$34,571	$36,086

Note 13 - Deposits

A summary of the balances of deposits follows (in thousands):

	September 30, 2014	December 31, 2013
Noninterest-bearing demand	$762,452	$789,458
Interest-bearing demand	553,053	533,351
Savings	872,432	798,986
Time certificates, $100,000 and over	133,040	157,647
Other time certificates	116,379	131,041

Total deposits	$2,437,356	$2,410,483

Certificate of deposit balances of $5,000,000 from the State of California were included in time certificates, $100,000 and over, at each of September 30, 2014 and December 31, 2013. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,092,000 and $1,212,000 were classified as consumer loans at September 30, 2014 and December 31, 2013, respectively.

Note 14 - Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$2,045	$3,210	$2,415	$3,615
Provision for losses – unfunded commitments	175	(335)	(195)	(740)

Balance at end of period	$2,220	$2,875	$2,220	$2,875

Note 15 - Other Liabilities

Other liabilities were comprised of (in thousands):

	September 30, 2014	December 31, 2013
Deferred compensation	$6,718	$7,357
Pension liability	15,278	14,634
Joint beneficiary agreements	2,812	2,623
Miscellaneous other liabilities	8,523	7,097

Total other liabilities	$33,331	$31,711

Note 16 - Other Borrowings

A summary of the balances of other borrowings follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Other collateralized borrowings, fixed rate, as of September 30, 2014 of 0.05%, payable on October 1, 2014	$12,665	$6,335

Total other borrowings	$12,665	$6,335

The Company did not enter into any repurchase agreements during the nine months ended September 30, 2014 or the year ended December 31, 2013.

The Company had $12,665,000 and $6,335,000 of other collateralized borrowings at September 30, 2014 and December 31, 2013, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of September 30, 2014, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $12,665,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco (“FHLB”). Based on the FHLB stock requirements at September 30, 2014, this line provided for maximum borrowings of $671,242,000 of which none was outstanding, leaving $671,242,000 available. As of September 30, 2014, the Company has designated loans totaling $1,161,114,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the San Francisco Federal Reserve Bank. As of September 30, 2014, this line provided for maximum borrowings of $110,305,000 of which none was outstanding, leaving $110,305,000 available. As of September 30, 2014, the Company has designated investment securities with fair value of $37,000 and loans totaling $145,763,000 as potential collateral under this collateralized line of credit with the San Francisco Federal Reserve Bank.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $15,000,000 for federal funds transactions at September 30, 2014.

Note 17 - Junior Subordinated Debt

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

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust I are reflected as junior subordinated debt in the consolidated balance sheets. The common stock issued by TriCo Capital Trust I are recorded in other assets in the consolidated balance sheets. As of September 30, 2014, The TriCo Capital Trust I debentures carried an interest rate of 3.28%.

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

The $20,619,000 of junior subordinated debentures issued by TriCo Capital Trust II are reflected as junior subordinated debt in the consolidated balance sheets. The common stock issued by TriCo Capital Trust II is recorded in other assets in the consolidated balance sheets. As of September 30, 2014, The TriCo Capital Trust II debentures carried an interest rate of 2.78%.

The debentures issued by TriCo Capital Trust I and TriCo Capital Trust II, less the common securities of TriCo Capital Trust I and TriCo Capital Trust II, continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System.

Note 18 - Commitments and Contingencies

Restricted Cash Balances — Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $45,146,000 and $38,359,000 were maintained to satisfy Federal regulatory requirements at September 30, 2014 and December 31, 2013. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

Lease Commitments — The Company leases 40 sites under non-cancelable operating leases as of September 30, 2014. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The Company currently does not have any capital leases.

Note 18 - Commitments and Contingencies (continued)

At December 31, 2013, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
(in thousands)
2014	$2,452
2015	1,706
2016	1,154
2017	791
2018	429
Thereafter	1,235

Future minimum lease payments	$7,767

Rent expense under operating leases was $1,008,000 and $1,071,000 during the three months ended September 30, 2014 and 2013, respectively. Rent expense was offset by rent income of $54,000 and $54,000 during the three months ended September 30, 2014 and 2013, respectively. Rent expense under operating leases was $3,103,000 and $3,257,000 during the nine months ended September 30, 2014 and 2013, respectively. Rent expense was offset by rent income of $164,000 and $162,000 during the nine months ended September 30, 2014 and 2013, respectively.

Financial Instruments with Off-Balance-Sheet Risk — The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and deposit account overdraft privilege. Those instruments involve, to varying degrees, elements of risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	September 30, 2014	December 31, 2013
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$138,181	$136,986
Consumer loans	362,996	360,194
Real estate mortgage loans	40,811	35,309
Real estate construction loans	39,757	22,897
Standby letters of credit	3,566	2,601
Deposit account overdraft privilege	70,677	68,932

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

Legal Proceedings — The Bank owns 10,214 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4206 per Class A share. As of September 30, 2014, the value of the Class A shares was $213.37 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $917,000 as of September 30, 2014, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

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

Other Commitments and Contingencies — The Company has entered into employment agreements or change of control agreements with certain officers of the Company providing severance payments and accelerated vesting of benefits under supplemental retirement agreements to the officers in the event of a change in control of the Company and termination for other than cause or after a substantial and material change in the officer’s title, compensation or responsibilities.

Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.

Note 19 - Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $6,395,000 and $6,080,000 during the nine months ended September 30, 2014 and 2013 respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight. Absent approval from the Commissioner of the Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2013, the Bank may pay dividends of $44,548,000.

Shareholders’ Rights Plan

On June 25, 2001, the Company announced that its Board of Directors adopted and entered into a Shareholder Rights Agreement designed to protect and maximize shareholder value and to assist the Board of Directors in ensuring fair and equitable benefit to all shareholders in the event of a hostile bid to acquire the Company. The Company adopted this Rights Agreement to protect shareholders from coercive or otherwise unfair takeover tactics. In general terms, the Rights Plan would have imposed a significant penalty upon any person or group that acquired 15% or more of the Company’s outstanding common stock without approval of the Company’s Board of Directors.

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

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of September 30, 2014, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the nine months ended September 30, 2014 and 2013, employees and directors tendered 103,268 and 172,941 shares, respectively, of the Company’s common stock with market value of $2,551,000, and $3,490,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced on August 21, 2007.

Note 20 - Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit (RSU) awards and stock appreciation rights. RSUs that vest based solely on the grantee remaining in the service of the Company for a certain amount of time, are referred to as “service condition vesting RSUs”. RSUs that vest based on the grantee remaining in the service of the Company for a certain amount of time and a market condition such as the total return of the Company’s common stock versus the total return of an index of bank stocks, are referred to as “market plus service condition vesting RSUs”. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of September 30, 2014, 683,500 options for the purchase of common shares, and 42,915 restricted stock units were outstanding, and 851,952 shares remain available for issuance, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of September 30, 2014, 396,850 options for the purchase of common shares were outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Stock option activity during the nine months ended September 30, 2014 is summarized in the following table:

					Weighted	Weighted
					Average	Average Fair
	Number	Option Price			Exercise	Value on
	of Shares	per Share			Price	Date of Grant
Outstanding at December 31, 2013	1,246,370	$12.63	to	$25.91	$18.04
Options granted	—	—	to	—	—	—
Options exercised	(166,020)	$14.54	to	$20.58	$17.32
Options forfeited	—	—	to	—	—
Outstanding at September 30, 2014	1,080,350	$12.63	to	$25.91	$18.15

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of September 30, 2014:

	Currently	Currently Not	Total
	Exercisable	Exercisable	Outstanding
Number of options	786,350	294,000	1,080,350
Weighted average exercise price	$18.79	$16.44	$18.15
Intrinsic value (in thousands)	$3,519	$1,954	$5,473
Weighted average remaining contractual term (yrs.)	4.7	7.6	5.5

The 294,000 options that are currently not exercisable as of September 30, 2014 are expected to vest, on a weighted-average basis, over the next 2.6 years, and the Company is expected to recognize $1,836,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2013 or the nine months ended September 30, 2014.

Restricted stock unit (RSU) activity during the nine months ended September 30, 2014 is summarized in the following table:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
		Weighted		Weighted
		Average Fair		Average Fair
	Number	Value on	Number	Value on
	of RSUs	Date of Grant	of RSUs	Date of Grant
Outstanding at December 31, 2013	—	—	—	—
RSUs granted	29,025	$22.34	13,749	$20.92
RSUs added through dividend credits	141		—
RSUs released	—		—
RSUs forfeited/expired	—		—
Outstanding at September 30, 2014	29,166		13,749

The 29,025 of service condition vesting RSUs granted during the quarter ended September 30, 2014 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The 29,166 of service condition vesting RSUs that are currently outstanding as of September 30, 2014 are expected to vest, and be released, on a weighted-average basis, over the next 3.0 years. The Company is expected to recognize $599,000 of pre-tax compensation costs related to these service condition vesting RSUs between September 30, 2014 and their vesting dates. The Company did not modify any service condition vesting RSUs during the nine months ended September 30, 2014.

The 13,749 of market plus service condition vesting RSUs that are currently outstanding as of September 30, 2014 are expected to vest, and be released, on a weighted-average basis, over the next 2.9 years. The Company is expected to recognize $272,000 of pre-tax compensation costs related to these RSUs between September 30, 2014 and their vesting dates. As of September 30, 2014, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 20,623 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during the nine months ended September 30, 2014.

Note 21 - Noninterest Income and Expense

The components of other noninterest income were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service charges on deposit accounts	$2,885	$3,353	$8,299	$9,770
ATM and interchange fees	2,329	2,132	6,534	6,240
Other service fees	545	562	1,598	1,683
Mortgage banking service fees	419	434	1,260	1,280
Change in value of mortgage servicing rights	(88)	181	(620)	311

Total service charges and fees	6,090	6,662	17,071	19,284

Gain on sale of loans	509	1,083	1,487	4,967
Commissions on sale of non-deposit investment products	703	692	2,317	2,294
Increase in cash value of life insurance	490	531	1,287	1,337
Change in indemnification asset	14	(461)	(491)	(876)
Gain (loss) on sale of foreclosed assets	385	313	1,853	1,479
Sale of customer checks	97	97	296	280
Lease brokerage income	167	75	385	273
Gain (loss) on disposal of fixed assets	(10)	2	60	(12)
Other	144	133	496	450

Total other noninterest income	2,499	2,465	7,690	10,192

Total noninterest income	$8,589	$9,127	$24,761	$29,476

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights	$331	$615	$640	$1,591
Mortgage banking revenue	$840	$1,698	$2,127	$6,558

Note 21 - Noninterest Income and Expense (continued)

The components of noninterest expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Base salaries, net of deferred loan origination costs	$9,066	$8,716	$26,940	$25,572
Incentive compensation	1,265	1,166	3,593	3,751
Benefits and other compensation costs	3,038	2,979	9,456	9,389

Total salaries and benefits expense	13,369	12,861	39,989	38,712

Occupancy	1,971	1,925	5,735	5,337
Equipment	995	1,089	3,091	3,036
Data processing and software	1,637	1,184	4,165	3,542
ATM network charges	657	626	2,010	1,801
Telecommunications	648	629	1,941	1,741
Postage	179	269	627	633
Courier service	269	217	727	639
Advertising	581	492	1,264	1,232
Assessments	493	572	1,495	1,721
Operational losses	138	137	465	376
Professional fees	1,468	776	3,825	1,982
Foreclosed assets expense	94	48	403	310
Provision for foreclosed asset losses	98	47	138	620
Change in reserve for unfunded commitments	175	(335)	(195)	(740)
Intangible amortization	53	53	157	157
Other	2,555	3,026	7,976	7,627

Total other noninterest expense	12,011	10,755	33,824	30,014

Total noninterest income	$25,380	$23,616	$73,813	$68,726

Note 22 - Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	7.1	6.7	7.0	6.7
Tax-exempt interest on municipal obligations	(0.3)	(0.5)	(0.4)	(0.4)
Increase in cash value of insurance policies	(1.2)	(1.5)	(1.3)	(1.3)
Nondeductible merger expenses	1.3	—	0.9	—
Other	0.3	0.3	0.4%	0.4

Effective Tax Rate	42.2%	40.0%	41.6%	40.4%

Note 23 - Earnings Per Share

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Net income	$8,234	$7,361	$20,458	$22,163
Average number of common shares outstanding	16,137	16,074	16,121	16,035
Effect of dilutive stock options and restricted stock units	194	156	200	117

Average number of common shares outstanding used to calculate diluted earnings per share	16,331	16,230	16,321	16,152

Options excluded from diluted earnings per share because the effect of these options was antidilutive	127	171	110	544

Note 24 - Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Net unrealized gains on available for sale securities	$4,069	$4,202
Tax effect	(1,711)	(1,767)

Unrealized holding gains on available for sale securities, net of tax	2,358	2,435

Unfunded status of the supplemental retirement plans	(760)	(787)
Tax effect	320	331

Unfunded status of the supplemental retirement plans, net of tax	(440)	(456)

Joint beneficiary agreement liability	(122)	(122)
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	(122)	(122)

Accumulated other comprehensive income	$1,796	$1,857

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Unrealized holding gains (losses) on available for sale securities before reclassifications	$(686)	$144	$(133)	$(3,498)
Amounts reclassified out of accumulated other comprehensive income	—	—	—	—

Unrealized holding gains (losses) on available for sale securities after reclassifications	$(686)	$144	$(133)	$(3,498)
Tax effect	288	(61)	56	1,471

Unrealized holding gains (losses) on available for sale securities, net of tax	$(398)	$83	$(77)	$(2,027)

Change in unfunded status of the supplemental retirement plans before reclassifications	—	—	—	—
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	5	—	15	—
Amortization of actuarial losses	4	—	12	—

Total amounts reclassified out of accumulated other comprehensive income	9	—	27	—

Change in unfunded status of the supplemental retirement plans after reclassifications	9	—	27	—
Tax effect	(3)	—	(11)	—

Change in unfunded status of the supplemental retirement plans, net of tax	6	—	16	—

Change in joint beneficiary agreement liability before reclassifications	—	—	—	—
Amounts reclassified out of accumulated other comprehensive income	—	—	—	—

Change in joint beneficiary agreement liability after reclassifications	—	—	—	—
Tax effect	—	—	—	—

Change in joint beneficiary agreement liability, net of tax	—	—

Total other comprehensive income (loss)	$(392)	$83	$(61)	$(2,027)

Note 25 - Retirement Plans

401(k) Plan

The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company does not contribute to the 401(k) Plan. The Company did not incur any material expenses attributable to the 401(k) Plan during 2013 or the nine months ended September 30, 2014.

Employee Stock Ownership Plan

Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $366,000 and $0 were made during the three months ended September 30, 2014 and 2013, respectively. Contributions to the plan totaling $926,806 and $961,695 were made during the nine months ended June 30, 2014 and 2013, respectively. Expenses related to the Company’s ESOP, are included in benefits and other compensation costs under salaries and benefits expense, and were $382,000 and $355,000 for the three months ended September 30, 2014 and 2013, respectively, and $1,142,000 and $1,047,000 for the nine months ended September 30, 2014 and 2013, respectively. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans

The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $6,718,000 and $7,357,000 at September 30, 2014 and December 31, 2013, respectively. Earnings credits on deferred balances totaling $124,000 and $135,000 during the three months ended September 30, 2014 and 2013, respectively, are included in noninterest expense. Earnings credits on deferred balances totaling $415,000 and $429,000 during the nine months ended September 30, 2014 and 2013, respectively, are included in noninterest expense.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Net pension cost included the following components:
Service cost-benefits earned during the period	$163	$187	$489	$557
Interest cost on projected benefit obligation	174	161	522	482
Amortization of net obligation at transition	—	—	1	1
Amortization of prior service cost	35	39	104	115
Recognized net actuarial loss	4	73	12	218

Net periodic pension cost	$376	$460	$1,128	$1,373

Company contributions to pension plans	$125	$151	$444	$411
Pension plan payouts to participants	$125	$151	$444	$411

For the year ending December 31, 2014, the Company expects to contribute and pay out as benefits $569,000 to participants under the plans.

Note 26 - Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for 2014 and 2013 (in thousands):

Balance December 31, 2012	$2,368
Advances/new loans	1,154
Removed/payments	(886)

Balance December 31, 2013	$2,636
Advances/new loans	297
Removed/payments	(1,379)

Balance September 30, 2014	$1,554

Director Chrysler is a principal owner and CEO of Modern Building Inc. Modern Building Inc. provided construction services to the Company related to new and existing Bank facilities for aggregate payments of $1,112,000 during the nine months ended September 30, 2014 and $4,261,000 during the year ended December 31, 2013.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at September 30, 2014	Total	Level 1	Level 2	Level 3
Securities available for sale:
Obligations of U.S. government corporations and agencies	$79,860	—	$79,860	—
Obligations of states and political subdivisions	3,190	—	3,190	—
Corporate debt securities	1,912	—	1,912	—
Mortgage servicing rights	5,985	—	—	$5,985

Total assets measured at fair value	$90,947	—	$84,962	$5,985

Fair value at December 31, 2013	Total	Level 1	Level 2	Level 3
Securities available for sale:
Obligations of U.S. government corporations and agencies	$97,143	—	$97,143	—
Obligations of states and political subdivisions	5,589	—	5,589	—
Corporate debt securities	1,915	—	1,915	—
Mortgage servicing rights	6,165	—	—	$6,165

Total assets measured at fair value	$110,812	—	$104,647	$6,165

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the three months ended September 30, 2014 or the year ended December 31, 2013.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Mortgage servicing rights:
Balance at beginning of period	$5,909	$5,571	$6,165	$4,552
Issuances	164	297	440	1,186
Change included in earnings	(88)	181	(620)	311

Balance at end of period	$5,985	$6,049	$5,985	$6,049

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

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2014:

	Fair Value	Valuation	Unobservable	Range,
	(in thousands)	Technique	Inputs	Weighted Average
Mortgage Servicing Rights	$5,985	Discounted cash flow	Constant prepayment rate	6.0%-22.4%, 10.4%
			Discount rate	10.0%-12.0%, 10.0%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013:

	Fair Value	Valuation	Unobservable	Range,
	(in thousands)	Technique	Inputs	Weighted Average
Mortgage Servicing Rights	$6,165	Discounted cash flow	Constant prepayment rate	6.3%-33.0%, 10.3%
			Discount rate	10.0%-12.0%, 10.0%

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated; and the losses from nonrecurring fair value adjustments that occurred in the periods indicated (in thousands):

					Total
Nine months ended September 30, 2014	Total	Level 1	Level 2	Level 3	Losses
Fair value:
Impaired Originated & PNCI loans	$3,090	—	—	$3,090	$617
Foreclosed assets	3,012	—	—	3,012	110

Total assets measured at fair value	$6,102	—	—	$6,102	$727

					Total
Year ended December 31, 2013	Total	Level 1	Level 2	Level 3	Losses
Fair value:
Impaired Originated & PNCI loans	$20,334	—	—	$20,334	$2,539
Foreclosed assets	948	—	—	948	397

Total assets measured at fair value	$21,282	—	—	$21,282	$2,936

					Total
Nine months ended September 30, 2013	Total	Level 1	Level 2	Level 3	Losses
Fair value:
Impaired Originated & PNCI loans	$22,638	—	—	$22,638	$2,836
Foreclosed assets	2,049	—	—	2,049	531

Total assets measured at fair value	$24,687	—	—	$24,687	$3,367

The table below presents the losses from nonrecurring fair value adjustments that occurred in the periods indicated (in thousands):

	Three months ended September 30,
Losses from nonrecurring fair value adjustments:	2014	2013
Impaired Originated & PNCI loans	$211	$258
Foreclosed assets	98	—

Total losses from nonrecurring fair value adjustments	$309	$258

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2014:

	Fair Value	Valuation	Unobservable	Range,
	(in thousands)	Technique	Inputs	Weighted Average
Impaired Originated & PNCI loans	$3,090	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(39.0)%, (9.0)%
		Income approach	Capitalization rate	9.09%-9.25%, 9.23%
Foreclosed assets	$3,012	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(28.6)%, (7.7)%

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$74,476	$74,476	$76,915	$76,915
Cash at Federal Reserve and other banks	295,203	295,203	521,453	521,453
Level 2 inputs:
Securities held to maturity	443,509	446,804	240,504	233,807
Restricted equity securities	11,582	11,582	9,163	9,163
Loans held for sale	2,724	2,724	2,270	2,270
Level 3 inputs:
Loans, net	1,727,951	1,799,884	1,672,007	1,760,274
Financial liabilities:
Level 2 inputs:
Deposits	2,437,356	2,437,687	2,410,483	2,411,402
Other borrowings	12,665	12,665	6,335	6,335
Junior subordinated debt	41,238	29,279	41,238	25,774

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$581,745	$5,817	$555,386	$5,554
Standby letters of credit	3,566	36	2,601	26
Overdraft privilege commitments	70,677	707	68,932	689

Note 28 - TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets	September 30, 2014	December 31, 2013
	(In thousands)
Assets
Cash and Cash equivalents	$2,022	$2,520
Investment in Tri Counties Bank	305,543	288,746
Other assets	1,465	1,280

Total assets	$309,030	$292,546

Liabilities and shareholders’ equity
Other liabilities	412	362
Junior subordinated debt	41,238	41,238

Total liabilities	41,650	41,600

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 16,139,414 and 16,076,662 shares, respectively	92,692	89,356
Retained earnings	172,892	159,733
Accumulated other comprehensive income, net	1,796	1,857

Total shareholders’ equity	267,380	250,946

Total liabilities and shareholders’ equity	$309,030	$292,546

	Three months ended		Nine months ended
Statements of Income	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Interest expense	$310	$314	$920	$936
Administration expense	722	191	1,512	568

Loss before equity in net income of Tri Counties Bank	(1,032)	(505)	(2,432)	(1,504)
Equity in net income of Tri Counties Bank:
Distributed	2,295	2,300	6,395	6,080
(Over) under distributed	6,744	5,354	15,823	16,955
Income tax benefit	227	212	672	632

Net income	$8,234	$7,361	$20,458	$22,163

Statements of Comprehensive Income	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Net income	$8,234	$7,361	$20,458	$22,163
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available for sale securities arising during the period	(398)	83	(77)	(2,027)
Change in minimum pension liability	6	—	16	—

Other comprehensive income (loss)	(392)	83	(61)	(2,027)

Comprehensive income	$7,842	$7,444	$20,397	$20,136

Statements of Cash Flows	Nine months ended September 30,
(In thousands)	2014	2013
Operating activities:
Net income	20,458	22,163
Adjustments to reconcile net income to net cash provided by operating activities:
Over (under) distributed equity in earnings of Tri Counties Bank	(15,823)	(16,955)
Stock option vesting expense	810	849
Stock option excess tax benefits	(225)	(356)
Net change in other assets and liabilities	(945)	(853)

Net cash provided by operating activities	4,275	4,848
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	616	251
Stock option excess tax benefits	225	356
Repurchase of common stock	(292)	(501)
Cash dividends paid — common	(5,322)	(4,976)

Net cash used for financing activities	(4,773)	(4,870)

(Decrease) increase in cash and cash equivalents	(498)	(22)

Cash and cash equivalents at beginning of year	2,520	2,511

Cash and cash equivalents at end of year	$2,022	$2,489

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2014, that the Company meets all capital adequacy requirements to which it is subject.

As of September 30, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that date that Management believes have changed the institution’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum
					To Be Well
					Capitalized Under
			Minimum		Prompt Corrective
	Actual		Capital Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2014:
Total Capital (to Risk Weighted Assets):
Consolidated	$315,581	14.79%	$170,716	8.0%	N/A	N/A
Tri Counties Bank	$313,725	14.71%	$170,597	8.0%	$213,247	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$288,740	13.53%	$85,358	4.0%	N/A	N/A
Tri Counties Bank	$286,903	13.45%	$85,299	4.0%	$127,948	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$288,740	10.48%	$110,197	4.0%	N/A	N/A
Tri Counties Bank	$286,903	10.42%	$110,148	4.0%	$137,685	5.0%
As of December 31, 2013:
Total Capital (to Risk Weighted Assets):
Consolidated	$297,429	14.77%	$161,064	8.0%	N/A	N/A
Tri Counties Bank	$295,212	14.67%	$160,961	8.0%	$201,201	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$272,071	13.51%	$80,532	4.0%	N/A	N/A
Tri Counties Bank	$269,870	13.41%	$80,480	4.0%	$120,720	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$272,071	10.17%	$107,017	4.0%	N/A	N/A
Tri Counties Bank	$269,870	10.09%	$106,965	4.0%	$133,706	5.0%

Note 30 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the periods indicated, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2014 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis		$290	$69	$203
Discount accretion PCI – other		822	811	984
Discount accretion PNCI		402	624	379
All other loan interest income		23,466	22,929	22,172

Total loan interest income		24,980	24,433	23,738
Debt securities, dividends and interest bearing cash at Banks (not FTE)		4,151	3,985	3,421

Total interest income		29,131	28,418	27,159
Interest expense		1,082	1,075	1,087

Net interest income		28,049	27,343	26,072
(Benefit from) provision for loan losses		(2,977)	1,708	(1,355)

Net interest income after provision for loan losses		31,026	25,635	27,427
Noninterest income		8,589	7,877	8,295
Noninterest expense		25,380	25,116	23,317

Income before income taxes		14,235	8,396	12,405
Income tax expense		6,001	3,537	5,040

Net income		$8,234	$4,859	$7,365

Per common share:
Net income (diluted)		$0.50	$0.30	$0.45

Dividends		$0.11	$0.11	$0.11

	2013 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$255	$140	$129	$167
Discount accretion PCI – other	893	898	732	597
Discount accretion PNCI	568	1,115	815	766
All other loan interest income	22,754	22,970	22,207	22,542

Total loan interest income	24,470	25,123	23,883	24,072
Debt securities, dividends and interest bearing cash at Banks (not FTE)	2,992	2,413	1,873	1,734

Total interest income	27,462	27,536	25,756	25,806
Interest expense	1,123	1,169	1,167	1,237

Net interest income	26,339	26,367	24,589	24,569
Provision for (benefit from) loan losses	172	(393)	614	(1,108)

Net interest income after provision for loan losses	26,167	26,760	23,975	25,677
Noninterest income	7,353	9,127	10,131	10,218
Noninterest expense	24,878	23,616	23,509	21,601

Income before income taxes	8,642	12,271	10,597	14,294
Income tax expense	3,406	4,910	4,272	5,817

Net income	$5,236	$7,361	$6,325	$8,477

Per common share:
Net income (diluted)	$0.32	$0.45	$0.39	$0.53

Dividends	$0.11	$0.11	$0.11	$0.09

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

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies during the nine months ended September 30, 2014, except for the changes in the Company’s accounting policies related to its allowance for loan losses noted under the heading Loans and Allowance for Loan Losses” in Note 1 in Item 1 of Part I of this report.

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

TRICO BANCSHARES

Financial Summary

(dollars in thousands, except per share amounts; unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Interest Income (FTE)	$28,118	$26,470	$81,685	$75,779
Benefit from reversal of provision for loan losses	2,977	393	2,624	887
Noninterest income	8,589	9,127	24,761	29,476
Noninterest expense	(25,380)	(23,616)	(73,813)	(68,726)
Provision for income taxes (FTE)	(6,070)	(5,013)	(14,799)	(15,253)

Net income	$8,234	$7,361	$20,458	$22,163

Earnings per share:
Basic	$0.51	$0.46	$1.27	$1.38
Diluted	$0.50	$0.45	$1.25	$1.37
Per share:
Dividends paid	$0.11	$0.11	$0.33	$0.31
Book value at period end	$16.57	$15.27
Average common shares outstanding	16,137	16,074	16,121	16,035
Average diluted common shares outstanding	16,331	16,230	16,321	16,152
Shares outstanding at period end	16,139	16,077
At period end:
Loans, net	$1,727,951	$1,617,711
Total assets	2,794,943	2,632,106
Total deposits	2,437,356	2,293,311
Other borrowings	12,665	14,626
Junior subordinated debt	41,238	41,238
Shareholders’ equity	$267,380	$245,452
Financial Ratios:
During the period (annualized):
Return on assets	1.19%	1.13%	0.99%	1.14%
Return on equity	12.39%	12.08%	10.47%	12.36%
Net interest margin[1]	4.39%	4.40%	4.26%	4.17%
Efficiency ratio[1]	69.1%	66.3%	69.3%	65.3%
Average equity to average assets	9.59%	9.36%	9.48%	9.20%
At period end:
Equity to assets	9.57%	9.33%
Total capital to risk-adjusted assets	14.79%	14.88%

[1]	Fully taxable equivalent (FTE)

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

Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Interest Income (FTE)	$28,118	$26,470	$81,685	$75,779
Benefit from reversal of provision for loan losses	2,977	393	2,624	887
Noninterest income	8,589	9,127	24,761	29,476
Noninterest expense	(25,380)	(23,616)	(73,813)	(68,726)
Provision for income taxes (FTE)	(6,070	(5,013)	(14,799)	(15,253)

Net income	$8,234	$7,361	$20,458	$22,163

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended		Nine month ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income	$29,131	$27,536	$84,708	$79,098
Interest expense	(1,082)	(1,169)	(3,244)	(3,573)
FTE adjustment	69	103	221	254

Net interest income (FTE)	$28,118	$26,470	$81,685	$75,779

Net interest margin (FTE)	4.39%	4.40%	4.26%	4.17%

Net interest income (FTE) during the third quarter of 2014 increased $1,648,000 (6.2%) from the same period in 2013 to $28,118,000. The increase in net interest income (FTE) was due primarily to a $223,394,000 (83%) increase in the average balance of investments to $494,104,000, and a $116,520,000 (7.1%) increase in the average balance of loans to $1,752,026,000 that were partially offset by a 44 basis point decrease in the average yield on loans from 6.14% during the three months ended September 30, 2013 to 5.70% during the three months ended September 30, 2014. During much of 2013 and the nine months ended September 30, 2014, the Company used a portion of its Fed funds sold to buy investments. The increase in average loan balances was due to organic loan growth and the purchase of $19,690,000 and $12,327,000 of single family residential real estate loans during the second and third quarters of 2014, respectively. The decrease in average loan yields is due primarily to declines in market yields on new and renewed loans compared to yields on repricing, maturing, and paid off loans. The increases in average investment and loan balances added $1,636,000 and $1,789,000 to net interest income (FTE) while the decrease in average loan yields reduced net interest income (FTE) by $1,932,000 when compared to the year-ago quarter. For more information related to loan interest income, including loan purchase discount accretion, see Note 30 to the consolidated financial statements at Part I, Item 1 of this report. As noted above, during much of 2013 and the nine months ended September 30, 2014, the Company deployed some of its excess cash previously held as Federal funds sold into some higher yielding investments while maintaining an appropriate level of interest rate risk. In addition, during the three and nine months ended September 30, 2014 and some of 2013, the Company noted some increase in loan demand albeit at lower yields than existing loans.

Net interest income (FTE) during the nine months ended September 30, 2014 increased $5,906,000 (7.8%) from the same period in 2013 to $81,685,000. The increase in net interest income (FTE) was due primarily to a $259,564,000 (126%) increase in the average balance of investments to $465,809,000, and a $114,921,000 (7.2%) increase in the average balance of loans to $1,712,657,000 that were partially offset by a 41 basis point decrease in the average yield on loans from 6.10% during the nine months ended September 30, 2013 to 5.69% during the nine months ended September 30, 2014. During much of 2013 and the nine months ended September 30, 2014, the Company used a portion of its Fed funds sold to buy investments. The increase in average loan balances was due to organic loan growth and the purchase of $19,690,000 and $12,327,000 of single family residential real estate loans during the second and third quarters of 2014, respectively. The decrease in average loan yields is due primarily to declines in market yields on new and renewed loans compared to yields on repricing, maturing, and paid off loans. The increases in average investment and loan balances added $5,840,000 and $5,258,000 to net interest income (FTE) while the decrease in average loan yields reduced net interest income (FTE) by $5,185,000 when compared to the nine months ended September 30, 2013.

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

	For the three months ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$1,752,026	$24,980	5.70%	$1,635,506	$25,123	6.14%
Investment securities - taxable	478,223	3,823	3.20%	249,901	1,863	2.98%
Investment securities - nontaxable	15,881	184	4.63%	20,809	275	5.29%
Cash at Federal Reserve and other banks	315,267	213	0.27%	498,978	378	0.30%

Total interest-earning assets	2,561,397	29,200	4.56%	2,405,194	27,639	4.60%
Other assets	210,575			198,049

Total assets	$2,771,972			$2,603,243

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$556,406	111	0.08%	$522,784	145	0.11%
Savings deposits	870,615	273	0.13%	800,126	249	0.12%
Time deposits	256,155	388	0.61%	307,957	460	0.60%
Other borrowings	6,829	—	0.05%	7,693	1	0.05%
Junior subordinated debt	41,238	310	3.01%	41,238	314	3.05%

Total interest-bearing liabilities	1,731,243	1,082	0.25%	1,679,798	1,169	0.28%
Noninterest-bearing deposits	741,792			643,175
Other liabilities	33,089			36,494
Shareholders’ equity	265,848			243,776

Total liabilities and shareholders’ equity	$2,771,972			$2,603,243

Net interest spread(1)			4.31%			4.32%
Net interest income and interest margin(2)		$28,118	4.39%		$26,470	4.40%

	For the nine months ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$1,712,657	$73,151	5.69%	$1,597,736	$73,078	6.10%
Investment securities - taxable	449,279	10,393	3.08%	190,616	4,279	2.99%
Investment securities - nontaxable	16,530	589	4.75%	15,629	677	5.78%
Cash at Federal Reserve and other banks	379,422	796	0.28%	616,913	1,318	0.28%

Total interest-earning assets	2,557,888	84,929	4.43%	2,420,894	79,352	4.37%
Other assets	191,361			178,385

Total assets	$2,749,249			$2,599,279

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$551,287	347	0.08%	$520,762	411	0.11%
Savings deposits	854,913	793	0.12%	788,278	766	0.13%
Time deposits	268,424	1,182	0.59%	321,320	1,457	0.60%
Other borrowings	6,504	2	0.05%	7,825	3	0.05%
Junior subordinated debt	41,238	920	2.97%	41,238	936	3.03%

Total interest-bearing liabilities	1,722,366	3,244	0.25%	1,679,423	3,573	0.28%
Noninterest-bearing deposits	732,154			643,326
Other liabilities	34,183			37,358
Shareholders’ equity	260,546			239,172

Total liabilities and shareholders’ equity	$2,749,249			$2,599,279

Net interest spread(1)			4.18%			4.09%
Net interest income and interest margin(2)		$81,685	4.26%		$75,779	4.17%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended September 30, 2014 compared with three months ended September 30, 2013
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$1,789	$(1,932)	$(143)
Investment securities	1,636	233	1,869
Cash at Federal Reserve and other banks	(138)	(27)	(165)

Total interest-earning assets	3,287	(1,726)	1,561

Increase (decrease) in interest expense:
Interest-bearing demand deposits	9	(43)	(34)
Savings deposits	21	3	24
Time deposits	(78)	6	(72)
Other borrowings	—	(1)	(1)
Junior subordinated debt	—	(4)	(4)

Total interest-bearing liabilities	(48)	(39)	(87)

Increase (decrease) in Net Interest Income	$3,335	$(1,687)	$1,648

	Nine months ended September 30, 2014 compared with six months ended September 30, 2013
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$5,258	$(5,185)	$73
Investment securities	5,840	186	6,026
Cash at Federal Reserve and other banks	(499)	(23)	(522)

Total interest-earning assets	10,599	(5,022)	5,577

Increase (decrease) in interest expense:
Interest-bearing demand deposits	25	(89)	(64)
Savings deposits	65	(38)	27
Time deposits	(238)	(37)	(275)
Other borrowings	—	(1)	(1)
Junior subordinated debt	—	(16)	(16)

Total interest-bearing liabilities	(148)	(181)	(329)

Increase (decrease) in Net Interest Income	$10,747	$(4,841)	$5,906

Provision for Loan Losses

The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – three and nine months ended September 30, 2014 and 2013” at Note 5 in Item 1 of Part I of this report for the components that make up the provision for loan losses for the three and nine months ended September 30, 2014 and 2013.

The Company benefited from a $2,977,000 reversal of provision for loan losses during the three months ended September 30, 2014 versus a benefit of $393,000 during the three months ended September 30, 2013. During the three months ended September 30, 2014, the Company recovered $769,000 related to an originated residential construction loan that was previously charged off that resulted in a reversal of provision for loan losses of $769,000, and received $2,500,000 representing the complete payoff of all principal and interest due on a purchased credit impaired commercial real estate loan that was accounted for as part of a pool of loans that resulted in a reversal of provision for loan losses of $670,000. Excluding these items, the benefit from reversal of provision for loan losses would have been $1,538,000 for the three months ended September 30, 2014. In general, the credit quality of the Company’s loans continued to improve during the quarter ended September 30, 2014 due to improvements in collateral values and estimated cash flows related to nonperforming originated loans and purchased credit impaired loans, reductions in nonperforming originated loans and purchased credit impaired loans, and decreases in loss histories for performing originated loans compared to year-ago levels. As shown in the Table labeled “Allowance for Loan Losses - three months ended September 30, 2014” at Note 5 in Item 1 of Part I of this report, residential real estate mortgage loans, home equity loans and other consumer loans experienced a provision for loan losses during the three months ended September 30, 2014. All other categories of loans experienced a reversal of provision for loan losses during the three months ended September 30, 2014. The level of provision, or reversal of provision, for loan losses of each loan category during the three months ended September 30, 2014 was due primarily to a decrease in the required allowance for loan losses as of September 30, 2014 when compared to the required allowance for loan losses as of June 30, 2014 plus net recoveries during the three months ended September 30, 2014. All categories of loans except residential real estate mortgage loans, home equity loans, other consumer loans, and residential construction loans experienced a decrease in the required allowance for loan losses during the three months ended September 30, 2014. These decreases in required allowance for loan losses were due primarily to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and newly impaired loans, and reductions in historical loss factors that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. These same factors were also present, to some extent, for residential real estate mortgage loans, home equity loans, other consumer loans, and residential construction loans, but were more than offset by the effect of increased loan balances, changes in credit quality within the “pass” category of these loan categories, resulting in net provisions for loan losses in these categories during the three months ended September 30, 2014. For details of the change in nonperforming loans during the three months ended September 30, 2014 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the three months ended September 30, 2014” under the heading “Asset Quality and Non-Performing Assets” below.

The Company benefited from a $2,624,000 reversal of provision for loan losses during the nine months ended September 30, 2014 versus a benefit of $887,000 during the nine months ended September 30, 2013. During the three months ended September 30, 2014, the Company recovered $769,000 related to an originated residential construction loan that was previously charged off that resulted in a reversal of provision for loan losses of $769,000, and received $2,500,000 representing the complete payoff of all principal and interest due on a purchased credit impaired commercial real estate loan that was accounted for as part of a pool of loans that resulted in a reversal of provision for loan losses of $670,000. Excluding these items, the benefit from reversal of provision for loan losses would have been $1,185,000 for the nine months ended September 30, 2014. As shown in the Table labeled “Allowance for Loan Losses - nine months ended September 30, 2014” at Note 5 in Item 1 of Part I of this report, home equity lines of credit, home equity loans, and other consumer loans experienced a provision for loan losses during the nine months ended September 30, 2014. All other categories of loans experienced a reversal of provision for loan losses during the nine months ended September 30, 2014. The level of provision, or reversal of provision, for loan losses of each loan category during the nine months ended September 30, 2014 was due primarily to a decrease in the required allowance for loan losses as of September 30, 2014 when compared to the required allowance for loan losses as of December 31, 2013 plus net recoveries during the nine months ended September 30, 2014, and the effect of the changes in the allowance methodology during the six months ended June 30, 2014 as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. All categories of loans except commercial real estate mortgage loans, home equity lines of credit, home equity loans, other consumer loans, and residential construction loans experienced a decrease in the required allowance for loan losses during the nine months ended September 30, 2014. These decreases in required allowance for loan losses were due primarily to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and newly impaired loans, and reductions in historical loss factors that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. These same factors were also present, to some extent, for commercial real estate mortgage loans, home equity lines of credit, home equity loans, other consumer loans, and residential construction loans, but were more than offset by the effect of increased loan balances, changes in credit quality within the “pass” category of these loan categories, or in the case of home equity lines of credit, the refinement in the allowance methodology, resulting in net provisions for loan losses in these categories during the nine months ended September 30, 2014. For details of the change in nonperforming loans during the nine months ended September 30, 2014 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the three months ended September 30, 2014, June 30, 2014 and March 31, 2014” under the heading “Asset Quality and Non-Performing Assets” below.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Service charges on deposit accounts	$2,885	$3,353	$8,299	$9,770
ATM and interchange fees	2,329	2,132	6,534	6,240
Other service fees	545	562	1,598	1,683
Mortgage banking service fees	419	434	1,260	1,280
Change in value of mortgage servicing rights	(88)	181	(620)	311

Total service charges and fees	6,090	6,662	17,071	19,284

Gain on sale of loans	509	1,083	1,487	4,967
Commissions on sale of non-deposit investment products	703	692	2,317	2,294
Increase in cash value of life insurance	490	531	1,287	1,337
Change in indemnification asset	14	(461)	(491)	(876)
Gain (loss) on sale of foreclosed assets	385	313	1,853	1,479
Sale of customer checks	97	97	296	280
Lease brokerage income	167	75	385	273
Gain (loss) on disposal of fixed assets	(10)	2	60	(12)
Other	144	133	496	450

Total other noninterest income	2,499	2,465	7,690	10,192

Total noninterest income	$8,589	$9,127	$24,761	$29,476

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights	$331	$615	$640	$1,591
Mortgage banking revenue	$840	$1,698	$2,127	$6,558

Noninterest income decreased $538,000 (5.9%) to $8,589,000 during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease in noninterest income was due primarily to a $574,000 (53.0%) decrease in gain on sale of loans to $509,000, a $468,000 (14.0%) decrease in service charges on deposit accounts, and a $269,000 decrease in change in value of mortgage servicing rights, that were partially offset by a $475,000 improvement in change in indemnification asset and a $197,000 (9.2%) increase in ATM fees and interchange revenue. The decrease in gain on sale of loans was primarily due to the increase in residential real estate mortgage rates that occurred in May 2013 that resulted in a significant decrease in mortgage refinance activity, and thus a significant decrease in newly originated mortgages for the Company to sell. The decrease in service charges on deposit accounts was primarily due to reduced customer overdrafts and a resulting decrease in non-sufficient funds fees. The decrease in the change in value of mortgage servicing rights was due primarily to a decrease in the balance of mortgages serviced during the quarter ended September 30, 2014 compared to an increase in such balances during the quarter ended September 30, 2013, and a slight decrease in estimated prepayment speeds of such mortgages during the three months ended September 30, 2014 versus a larger decrease in estimated prepayment speeds during the three months ended September 30, 2013. An increase in prepayment speed decreases the value of mortgage servicing rights and a decrease in mortgage prepayment speed increases the value of mortgage servicing rights. Mortgage prepayment speed generally increases when market rates for mortgages decrease, and vice versa. The improvement in change in indemnification asset was primarily due to stable and low expectations of future covered losses when compared to changes in the year-ago quarter. The increase in ATM fees and interchange revenue was primarily due to increased interchange revenue from the negotiation of a more favorable agreement with the Company’s interchange service provider and increased sales efforts in this area.

Noninterest income decreased $4,715,000 (16.0%) to $24,761,000 during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013. The decrease in noninterest income was due primarily to a $3,480,000 (70.1%) decrease in gain on sale of loans to $1,487,000, a $1,471,000 (15.1%) decrease in service charges on deposit accounts, and a $931,000 decrease in change in value of mortgage servicing rights that were partially offset by a $374,000 (25.3%) increase in gain on sale of foreclosed assets, a $385,000 improvement in the change in indemnification asset, and a $294,000 (4.7%) increase in ATM fees and interchange revenue. The decrease in gain on sale of loans was primarily due to the increase in residential real estate mortgage rates that occurred in May 2013 that resulted in a significant decrease in mortgage refinance activity, and thus a significant decrease in newly originated mortgages for the Company to sell. The decrease in service charges on deposit accounts was primarily due to reduced customer overdrafts and a resulting decrease in non-sufficient funds fees. The decrease in the change in value of mortgage servicing rights was due primarily to a decrease in the balance of mortgages serviced during the nine months ended September 30, 2014 compared to an increase in such balances during the nine months ended September 30, 2013, and a large decrease in estimated prepayment speeds of such mortgages during the nine months ended September 30, 2013 versus a slight increase in estimated mortgage prepayment speeds during the nine months ended September 30, 2014. An increase in prepayment speed decreases the value of mortgage servicing rights and a decrease in mortgage prepayment speed increases the value of mortgage servicing rights. Mortgage prepayment speed generally increases when market rates for mortgages decrease, and vice versa. The increase in gain on sale of foreclosed assets was due to a relatively large reduction in the balance of foreclosed assets and the resulting gain on sale during the nine months ended March 31, 2014. The improvement in change in indemnification asset was primarily due to stable and low expectations of future covered losses when compared to changes in the year-ago quarter. The increase in ATM fees and interchange revenue was primarily due to increased interchange revenue from the negotiation of a more favorable agreement with the Company’s interchange service provider and increased sales efforts in this area.

Noninterest Expense

The following table summarizes the Company’s noninterest expense for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Base salaries, net of deferred loan origination costs	$9,066	$8,716	$26,940	$25,572
Incentive compensation	1,265	1,166	3,593	3,751
Benefits and other compensation costs	3,038	2,979	9,456	9,389

Total salaries and benefits expense	13,369	12,861	39,989	38,712

Occupancy	1,971	1,925	5,735	5,337
Equipment	995	1,089	3,091	3,036
Data processing and software	1,637	1,184	4,165	3,542
ATM network charges	657	626	2,010	1,801
Telecommunications	648	629	1,941	1,741
Postage	179	269	627	633
Courier service	269	217	727	639
Advertising	581	492	1,264	1,232
Assessments	493	572	1,495	1,721
Operational losses	138	137	465	376
Professional fees	1,468	776	3,825	1,982
Foreclosed assets expense	94	48	403	310
Provision for foreclosed asset losses	98	47	138	620
Change in reserve for unfunded commitments	175	(335)	(195)	(740)
Intangible amortization	53	53	157	157
Other	2,555	3,026	7,976	7,627

Total other noninterest expense	12,011	10,755	33,824	30,014

Total noninterest income	$25,380	$23,616	$73,813	$68,726

Average full time equivalent staff	717	732	725	734
Noninterest expense to revenue (FTE)	69.1%	66.3%	69.3%	65.3%

Salary and benefit expenses increased $508,000 (3.9%) to $13,369,000 during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Base salaries increased $350,000 (4.0%) to $9,066,000 during the three months ended September 30, 2014 versus the year ago period despite a 2.0% decrease in the average number of full time equivalent employees from 732 to 717. The average number of full time equivalent employees decreased primarily due to the reductions in staff from the closing of six branches since December 31, 2012 that was partially offset by increases in full time equivalent back office staff and management. The salary expense attributable to the newly added back office staff and management outweighed the reduction in salary expense attributable to the branch closings. Annual salary merit increases of approximately 2.5% also contributed to the increase in base salary expense. Incentive and commission related salary expenses increased $99,000 (8.5%) to $1,265,000 during three months ended September 30, 2014. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $59,000 (2.0%) to $3,038,000 during the three months ended September 30, 2014.

Salary and benefit expenses increased $1,277,000 (3.3%) to $39,989,000 during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Base salaries increased $1,368,000 (5.3%) to $26,940,000 during the nine months ended September 30, 2014 versus the year ago period despite a 1.2% decrease in the average number of full time equivalent employees from 734 to 725. The average number of full time equivalent employees decreased primarily due to the reductions in staff from the closing of six branches since December 31, 2012 that was partially offset by increases in full time equivalent back office staff and management. The salary expense attributable to the newly added back office staff and management outweighed the reduction in salary expense attributable to the branch closings. Annual salary merit increases of approximately 2.5% also contributed to the increase in base salary expense. Incentive and commission related salary expenses decreased $158,000 (4.2%) to $3,593,000 during nine months ended September 30, 2014. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $67,000 (0.7%) to $9,456,000 during the nine months ended September 30, 2014.

Other noninterest expense increased $1,256,000 (11.7%) to $12,011,000 during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in other noninterest expense was due primarily a $692,000 (89.2%) increase in professional fees to $1,637,000, a $510,000 increase in provision for losses for unfunded commitments to $175,000, and a $453,000 (38.3%) increase in data processing and software expenses to $1,637,000 that were partially offset by a $471,000 (15.6%) decrease in other noninterest expenses. The increase in professional fees was mainly due to $492,000 of legal and consulting expenses related to the proposed North Valley Bancorp merger. The increase in provision for losses for unfunded commitments was due to increased unfunded commitments during the three months ended September 30, 2014 compared to a decrease in unfunded commitments in the year-ago quarter. The increase in data processing and software expenses was due primarily to $307,000 of system conversion planning expenses related to the North Valley Bancorp merger, which was completed on October 3, 2014. The decrease in other noninterest expense was due primarily to $339,000 of legal settlement expense during the three months ended September 30, 2013 compared to no legal settlement expenses during the three months ended September 30, 2014. During the three months ended September 30, 2014, the Company incurred $799,000 of noninterest expense related to the North Valley Bancorp merger.

Other noninterest expense increased $3,810,000 (12.7%) to $33,824,000 during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in other noninterest expense was due primarily to a $1,843,000 (93.0%) increase in professional fees to $3,825,000, a $453,000 (5.4%) increase in occupancy and equipment expenses to $8,826,000, a $623,000 (17.6%) increase in data processing and software expenses to $4,165,000, and a $545,000 (73.6%) decrease in reversal of provision for losses for unfunded commitments that were partially offset by a $482,000 (77.7%) decrease in provision for foreclosed assets. The increase in professional fees was mainly due to $948,000 of legal and consulting expenses related to the North Valley Bancorp merger. The increase in occupancy and equipment expenses was due primarily to leasehold improvement removal expenses related to two branches closed at the end of the quarter ended March 31, 2014 and one branch closed at the end of the quarter ended September 30, 2014. The increase in data processing and software expenses was due primarily to $482,000 of system conversion planning expenses related to the North Valley Bancorp merger. The increase in provision for losses for unfunded commitments was due to a relatively smaller decrease in unfunded commitments during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the Company incurred $1,430,000 of noninterest expense related to the North Valley Bancorp merger.

Income Taxes

The effective combined Federal and State income tax rate on income was 42.2% and 40.0% for the three months ended September 30, 2014 and 2013, respectively. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate of 35.0% due to State income tax expense of $1,558,000 and $1,261,000, respectively, in these periods. Tax-exempt income of $115,000 and $172,000, respectively, from investment securities, and $489,000 and $531,000, respectively, from increase in cash value of life insurance in these periods helped to reduce the effective combined Federal and State income tax rate from the combined Federal and State statutory income tax rate of approximately 42.0%, and were partially offset by nondeductible merger expenses of $534,000 and $0, respectively, and other nondeductible expenses of $85,000 and $116,000, respectively.

The effective combined Federal and State income tax rate on income was 41.6% and 40.4% for the nine months ended September 30, 2014 and 2013, respectively. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate of 35.0% due to State income tax expense of $3,792,000 and $3,843,000, respectively, in these periods. Tax-exempt income of $368,000 and $423,000, respectively, from investment securities, and $1,287,000 and $1,337,000, respectively, from increase in cash value of life insurance in these periods helped to reduce the effective combined Federal and State income tax rate from the combined Federal and State statutory income tax rate of approximately 42.0%, and were partially offset by nondeductible merger expenses of $875,000 and $0, respectively, and other nondeductible expenses of $350,000 and $311,000, respectively.

Financial Condition

Investment Securities

Investment securities available for sale decreased $19,685,000 to $84,962,000 as of September 30, 2014, as compared to December 31, 2013. This decrease is attributable to maturities of $19,226,000, a decrease in fair value of investments securities available for sale of $133,000, and amortization of net purchase price premiums of $326,000. The following table presents the available for sale investment securities portfolio by major type as of September 30, 2014 and December 31, 2013:

(In thousands)	September 30, 2014		December 31, 2013
Securities available for sale:	Fair Value	%	Fair Value	%
Obligations of U.S. government corporations and agencies	$79,860	94.0%	$97,143	92.8%
Obligations of states and political subdivisions	3,190	3.8%	5,589	5.3%
Corporate debt securities	1,912	2.2%	1,915	1.9%

Total securities available for sale	$84,962	100.0%	$104,647	100.0%

Investment securities held to maturity increased $203,005,000 to $443,509,000 as of September 30, 2014, as compared to December 31, 2013. This increase is attributable to purchases of $221,984,000, maturities of $18,727,000, and amortization of net purchase price premiums of $252,000.

The following table presents the held to maturity investment securities portfolio by major type as of September 30, 2014 and December 31, 2013:

(In thousands)	September 30, 2014		December 31, 2013
Securities held to maturity:	Cost Basis	%	Cost Basis	%
Obligations of U.S. government corporations and agencies	$430,899	97.2%	$227,864	94.7%
Obligations of states and political subdivisions	12,610	2.8%	12,640	5.3%

Total securities held to maturity	$443,509	100.0%	$240,504	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements at Item 1 of Part I of this report.

Restricted Equity Securities

Restricted equity securities were $11,582,000 at September 30, 2014 and $9,163,000 at December 31, 2013. The entire balance of restricted equity securities at September 30, 2014 and December 31, 2013 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”). Additional information about the restricted equity securities is provided in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements at Iem 1 of Part I of this report.

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

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

	September 30,	December 31,
(In thousands)	2014	2013
Real estate mortgage	$1,214,153	$1,107,863
Consumer	373,620	383,163
Commercial	135,085	131,878
Real estate construction	43,013	49,103

Total loans	$1,765,871	$1,672,007

At September 30, 2014 loans, including net deferred loan costs, totaled $1,765,871,000 which was a $93,864,000 (5.6%) increase over the balances at December 31, 2013. Included in the $93,864,000 increase in loans during the nine months ended September 30, 2014 was the purchase of residential real estate mortgage loans totaling $19,690,000 and $12,327,000 during the three months ended June 30, 2014 and September 30, 2014, respectively. Demand for all categories of loans was moderate during the nine months ended September 30, 2014.

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	September 30,	December 31,
	2014	2013
Real estate mortgage	68.8%	66.3%
Consumer	21.2%	22.9%
Commercial	7.6%	7.9%
Real estate construction	2.4%	2.9%

Total loans	100.0%	100.0%

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

Interest income on originated nonaccrual loans that would have been recognized during the three months ended September 30, 2014 and 2013, if all such loans had been current in accordance with their original terms, totaled $634,000 and $1,238,000, respectively. Interest income actually recognized on these originated loans during the three months ended September 30, 2014 and 2013 was $26,000 and $120,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended September 30, 2014 and 2013, if all such loans had been current in accordance with their original terms, totaled $65,000 and $72,000. Interest income actually recognized on these PNCI loans during the three months ended September 30, 2014 and 2013 was $4,000 and $8,000.

Interest income on originated nonaccrual loans that would have been recognized during the nine months ended September 30, 2014 and 2013, if all such loans had been current in accordance with their original terms, totaled $2,092,000 and $3,673,000, respectively. Interest income actually recognized on these originated loans during the nine months ended September 30, 2014 and 2013 was $26,000 and $226,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the nine months ended September 30, 2014 and 2013, if all such loans had been current in accordance with their original terms, totaled $183,000 and $202,000. Interest income actually recognized on these PNCI loans during the nine months ended September 30, 2014 and 2013 was$3,000 and $15,000.

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

	September 30,	December 31,
(In thousands)	2014	2013
Performing nonaccrual loans	$37,645	$48,112
Nonperforming nonaccrual loans	2,637	5,104

Total nonaccrual loans	40,282	53,216
Originated and PNCI loans 90 days past due and still accruing	360	—

Total nonperforming loans	40,642	53,216
Noncovered foreclosed assets	4,576	5,588
Covered foreclosed assets	520	674

Total nonperforming assets	$45,738	$59,478

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$124	$101
Indemnified portion of covered foreclosed assets	$416	$539
Nonperforming assets to total assets	1.64%	2.17%
Nonperforming loans to total loans	2.30%	3.18%
Allowance for loan losses to nonperforming loans	93%	72%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	3.65%	4.09%

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

	September 30, 2014
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$30,888	$1,077	$5,680	—	$37,645
Nonperforming nonaccrual loans	2,601	36	—	—	2,637

Total nonaccrual loans	33,489	1,113	5,680	—	40,282
Originated and PNCI loans 90 days past due and still accruing	360	—	—	—	360

Total nonperforming loans	33,849	1,113	5,680	—	40,642
Noncovered foreclosed assets	4,118	—	—	458	4,576
Covered foreclosed assets	—	—	—	520	520

Total nonperforming assets	$37,967	$1,113	$5,680	$978	$45,738

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$124				$124
Indemnified portion of covered foreclosed assets	—	—	—	$416	$416
Nonperforming assets to total assets					1.64%
Nonperforming loans to total loans	2.16%	0.75%	100.00%	0.00%	2.30%
Allowance for loan losses to nonperforming loans	92%	293%	7%	n/m	93%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.28%	5.79%	64.74%	21.68%	3.65%

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

	December 31, 2013
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$40,294	$1,649	$6,169	—	$48,112
Nonperforming nonaccrual loans	4,837	217	50	—	5,104

Total nonaccrual loans	45,131	1,866	6,219	—	53,216
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	45,131	1,866	6,219	—	53,216
Noncovered foreclosed assets	5,479	—	—	$109	5,588
Covered foreclosed assets	—	—	—	674	674

Total nonperforming assets	$50,610	$1,866	$6,219	$783	$59,478

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$101				$101
Indemnified portion of covered foreclosed assets	—	—	—	$539	$539
Nonperforming assets to total assets					2.30%
Nonperforming loans to total loans	3.04%	1.38%	100.0%	—	3.18%
Allowance for loan losses to nonperforming loans	69%	153%	6%	n/m	72%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.36%	7.62%	64.5%	22.93%	4.09%

n/m – not meaningful

Changes in nonperforming assets during the three months ended September 30, 2014

(In thousands):	Balance at September 30, 2014	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at June 30, 2014
Real estate mortgage:
Residential	$4,367	$188	1	$(441)	$(31)	$(106)	—	$4,756
Commercial	22,250	861	—	(3,299)	(50)	(47)	—	24,785
Consumer
Home equity lines	10,242	345	34	(552)	(137)	(205)	(77)	10,834
Home equity loans	838	—	1	(53)	—	—	77	813
Auto indirect	23	—	—	(13)	—	—	—	36
Other consumer	50	18	—	(4)	(13)	—	—	49
Commercial	321	61	—	(173)	(10)	—	—	443
Construction:
Residential	2,437	—	—	(31)	—	—	—	2,468
Commercial	114	102	—	(4)	—	—	—	16

Total nonperforming loans	40,642	1,575	36	(4,570)	(241)	(358)	—	44,200
Noncovered foreclosed assets	4,576	—	—	(949)	(97)	$358	—	5,264
Covered foreclosed assets	520	—	—	—	(1)	—	—	521

Total nonperforming assets	$45,738	$1,575	$36	$(5,519)	$(339)	—	—	$49,985

Nonperforming assets decreased during the third quarter of 2014 by $4,247,000 (8.50%) to $45,738,000 at September 30, 2014 compared to $49,985,000 at June 30, 2014. The decrease in nonperforming assets during the third quarter of 2014 was primarily the result of new nonperforming loans of $1,575,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $36,000, less pay-downs, sales or upgrades of nonperforming loans to performing status totaling $4,570,000, less dispositions of foreclosed assets totaling $949,000, less loan charge-offs of $241,000, and less write-downs of foreclosed assets of $98,000.

The $1,575,000 in new nonperforming loans during the third quarter of 2014 was comprised of increases of $188,000 on two residential real estate loans, $861,000 on five commercial real estate loans, $345,000 on seven home equity lines and loans, $18,000 on 13 consumer loans, $61,000 on four C&I loans, and $102,000 on a single commercial construction loan. The $861,000 in new nonperforming commercial real estate loans was primarily made up of one loan in the amount of $360,000 secured by a multi-family investment property in northern California. Related charge-offs are discussed below.

Loan charge-offs during the three months ended September 30, 2014

In the third quarter of 2014, the Company recorded $241,000 in loan charge-offs and $105,000 in deposit overdraft charge-offs less $1,211,000 in loan recoveries and $64,000 in deposit overdraft recoveries resulting in $929,000 of net loan recoveries. Primary causes of the loan charges taken in the third quarter of 2014 were gross charge-offs of $31,000 on a single residential real estate loan, $50,000 on three commercial real estate loans, $137,000 on four home equity lines and loans, $13,000 on 12 other consumer loans, and $10,000 on three C&I loans. During the third quarter of 2014, there were no individual charges greater than $250,000.

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

Changes in nonperforming assets during the three months ended June 30, 2014

(In thousands):	Balance at June 30, 2014	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at March 31, 2014
Real estate mortgage:
Residential	$4,756	$186	$24	$(182)	—	—	—	$4,728
Commercial	24,785	71	1,045	(4,643)	$(44)	$(3,287)	—	31,643
Consumer
Home equity lines	10,834	785	19	(485)	(677)	(116)	$(126)	11,434
Home equity loans	813	46	—	(64)	(11)	—	126	716
Auto indirect	36	—	—	(8)	—	—	—	44
Other consumer	49	29	—	(13)	(39)	—	—	72
Commercial	443	170	—	(377)	(152)	—	—	802
Construction:
Residential	2,468	—	—	(42)	—	—	—	2,510
Commercial	16	—	—	(3)	—	—	—	19

Total nonperforming loans	44,200	1,287	1,088	(5,817)	(923)	(3,403)	—	51,968
Noncovered foreclosed assets	5,264			(687)	(3)	3,403	—	2,551
Covered foreclosed assets	521	—	—	(142)	(1)	—	—	664

Total nonperforming assets	$49,985	$1,287	$1,088	$(6,646)	$(927)	—	—	$55,183

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

Loan charge-offs during the three months ended June 30, 2014

In the second quarter of 2014, the Company recorded $923,000 in loan charge-offs and $105,000 in deposit overdraft charge-offs less $878,000 in loan recoveries and $88,000 in deposit overdraft recoveries resulting in $62,000 of net loan charge-offs. Primary causes of the loan charges taken in the second quarter of 2014 were gross charge-offs of $44,000 on four commercial real estate loans, $688,000 on 11 home equity lines and loans, $39,000 on nine other consumer loans, and $170,000 on seven C&I loans. During the second quarter of 2014, there were no individual charges greater than $250,000.

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

The Components of the Allowance for Loan Losses

The following table sets forth the allowance for loan losses as of the dates indicated:

	September 30,	December 31,
(In thousands)	2014	2013
Allowance for originated and PNCI loan losses:
Specific allowance	$4,091	$3,975
Formula allowance	24,701	24,611
Environmental factors allowance	5,719	5,619

Allowance for originated and PNCI loan losses	34,511	34,205
Allowance for PCI loan losses	3,409	4,040

Allowance for loan losses	$37,920	$38,245

Allowance for loan losses to loans	2.15%	2.29%

For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Provision for Loan Losses” at “Results of Operations” and “Allowance for Loan Losses” above. Based on the current conditions of the loan portfolio, management believes that the $37,920,000 allowance for loan losses at September 30, 2014 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

	September 30,	December 31,
(In thousands)	2014	2013
Real estate mortgage	$12,623	$12,854
Consumer	19,258	18,238
Commercial	4,062	4,331
Real estate construction	1,977	2,822

Total allowance for loan losses	$37,920	$38,245

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

	September 30,	December 31,
(In thousands)	2014	2013
Real estate mortgage	33.3%	33.6%
Consumer	50.8%	47.7%
Commercial	10.7%	11.3%
Real estate construction	5.2%	7.4%

Total allowance for loan losses	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses as a percentage of the total loans for each loan category as of the dates indicated:

	September 30,	December 31,
(In thousands)	2014	2013
Real estate mortgage	1.04%	1.16%
Consumer	5.15%	4.76%
Commercial	3.01%	3.28%
Real estate construction	4.60%	5.75%

Total allowance for loan losses	2.15%	2.29%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Allowance for loan losses:
Balance at beginning of period	$39,968	$39,599	$38,245	$42,648
Provision for loan losses	(2,977)	(393)	(2,624)	(887)
Loans charged off:
Real estate mortgage:
Residential	(31)	(4)	(167)	(46)
Commercial	(49)	(23)	(107)	(1,712)
Consumer:
Home equity lines	(136)	(331)	(991)	(1,843)
Home equity loans	—	(30)	(11)	(56)
Auto indirect	—	(9)	—	(67)
Other consumer	(118)	(239)	(389)	(724)
Commercial	(11)	(318)	(401)	(1,143)
Construction:
Residential	—	—	(4)	(20)
Commercial	—	(31)	(69)	(92)

Total loans charged off	(345)	(985)	(2,139)	(5,703)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	—	154	—	345
Commercial	42	295	513	965
Consumer:
Home equity lines	249	304	758	809
Home equity loans	4	3	31	29
Auto indirect	19	34	70	180
Other consumer	71	199	373	601
Commercial	94	108	1,155	244
Construction:
Residential	769	2	1,377	63
Commercial	26	20	161	46

Total recoveries of previously charged off loans	1,274	1,119	4,438	3,282

Net charge-offs	929	134	2,299	(2,421)

Balance at end of period	$37,920	$39,340	$37,920	$39,340

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Reserve for unfunded commitments:
Balance at beginning of period	$2,045	$3,210	$2,415	$3,615
Provision for losses – unfunded commitments	175	(335)	(1,955)	(740)

Balance at end of period	$2,220	$2,875	$2,220	$2,875

Balance at end of period:
Allowance for loan losses			$37,920	$39,340
Reserve for unfunded commitments			2,220	2,875

Allowance for loan losses and Reserve for unfunded commitments			$40,140	$42,215

As a percentage of total loans at end of period:
Allowance for loan losses			2.15%	2.37%
Reserve for unfunded commitments			0.12%	0.18%

Allowance for loan losses and Reserve for unfunded commitments			2.27%	2.55%

Average total loans	$1,752,026	$1,635,506	$1,712,657	$1,597,736
Ratios (annualized):
Net charge-offs during period to average loans outstanding during period	(0.21)%	(0.03)%	(0.18)%	0.20%
(Benefit from) provision for loan losses to average loans outstanding	(0.68)%	(0.10)%	(0.20)%	(0.07)%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the periods indicated (dollars in thousands):

(dollars in thousands):	Balance at September 30, 2014	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at June 30, 2014
Noncovered:
Land & Construction	$1,945	—	—	—	$(24)	—	—	$1,969
Residential real estate	1,340	—	—	(526)	(18)	$358	—	1,526
Commercial real estate	1,291	—	—	(423)	(55)	—	—	1,769

Total noncovered	4,576	—	—	(949)	(97)	358	—	5,264

Covered:
Land & Construction	520	—	—	—	(1)	—	—	521
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	520	—	—	—	(1)	—	—	521

Total foreclosed assets	$5,096	—	—	(949)	(98)	$358		$5,785

(dollars in thousands):	Balance at June 30, 2014	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at March 31, 2014
Noncovered:
Land & Construction	$1,969	—	—	$(453)	$(1)	$1,845	—	$578
Residential real estate	1,526	—	—	(235)	(1)	116	—	1,646
Commercial real estate	1,769	—	—	—	—	1,442	—	327

Total noncovered	5,264	—	—	(688)	(2)	3,403	—	2,551

Covered:
Land & Construction	521	—	—	(142)	(1)	—	—	664
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	521	—	—	(142)	(1)	—	—	664

Total foreclosed assets	$5,785	—	—	$(830)	$(3)	$3,403	—	$3,215

(dollars in thousands):	Balance at March 31, 2014	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2013
Noncovered:
Land & Construction	$578	—	—	—	—	—	—	$578
Residential real estate	1,646	—	$462	$(1,123)	$(25)	$388	—	1,944
Commercial real estate	327	—	—	(3,063)	(1)	325	—	3,066

Total noncovered	2,551	—	462	(4,186)	(26)	713	—	5,588

Covered:
Land & Construction	664	—	—	—	(10)	—	—	674
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	664	—	—	—	(10)	—	—	674

Total foreclosed assets	$3,215	—	$462	$(4,186)	$(36)	$713	—	$6,262

Premises and Equipment

Premises and equipment were comprised of:

	September 30,	December 31,
(In thousands)	2014	2013
Land & land improvements	$5,953	$5,975
Buildings	30,147	30,103
Furniture and equipment	28,547	27,881

	64,647	63,959
Less: Accumulated depreciation	(32,466)	(32,397)

	32,181	31,562
Construction in progress	—	50

Total premises and equipment	$32,181	$31,612

During the nine months ended September 30, 2014, premises and equipment increased $569,000 due to purchases of $3,857,000, that were partially offset by depreciation of $3,228,000 and disposals of premises and equipment with net book value of $60,000. Included in the depreciation expense of $3,228,000 during the nine months ended September 30, 2014 was $238,000 of accelerated depreciation of leasehold improvements taken on two branches that were closed during the quarter ended March 31, 2014.

Intangible Assets

Intangible assets were comprised of the following as of the dates indicated:

	September 30,	December 31,
(In thousands)	2014	2013
Core-deposit intangible	$726	$883
Goodwill	15,519	15,519

Total intangible assets	$16,245	$16,402

The core-deposit intangible assets resulted from the Bank’s acquisitions of Citizens in 2011 and Granite in 2010. The goodwill intangible asset resulted from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $53,000 and $53,000 were recorded during the three months ended September 30, 2014 and 2013, respectively. Amortization of core deposit intangible assets amounting to $157,000 and $157,000 were recorded during the nine months ended September 30, 2014 and 2013, respectively.

Deposits

Deposits at September 30, 2014 increased $26,873,000 (1.1%) from the 2013 year-end balances to $2,437,356,000. Interest-bearing demand and savings deposits were up, while noninterest-bearing demand and time deposits down at September 30, 2014 when compared to December 31, 2013. Included in the September 30, 2014 and December 31, 2013 certificate of deposit balances are $5,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank.

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

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. The Company did not repurchase any shares during the six months ended June 30, 2014. This plan has no stated expiration date for the repurchases. As of September 30, 2014, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $267,380,000 at September 30, 2014. This amount represents an increase of $16,434,000 (6.5%) from December 31, 2013, the net result of comprehensive income for the period of $20,458,000, and the effect of equity compensation vesting and tax benefits of $1,035,000, and the exercise of stock options of $2,875,000, that were partially offset by dividends paid of $5,322,000, and the repurchase of common stock as it was tendered in lieu of cash to exercise stock options and pay related taxes of $2,551,000. The Company’s ratio of equity to total assets was 9.57% and 9.15% as of September 30, 2014 and December 31, 2013, respectively.

The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	As of	As	Minimum
	September 30,	December 31,	Regulatory
	2014	2013	Requirement
Total Capital	14.79%	14.77%	8.00%
Tier I Capital	13.53%	13.51%	4.00%
Leverage ratio	10.48%	10.17%	4.00%

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

Liquidity

The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At September 30, 2014, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $409,495,000, representing a decrease of $255,161,000 (38.4%) from December 31, 2013. This decrease in cash and securities available for sale is due mainly to increases in investments held to maturity and loans during the nine months ended September 30, 2014. In addition, the Company generates additional liquidity from its operating activities. The Company’s profitability during the first nine months of 2014 generated cash flows from operations of $21,752,000 compared to $33,632,000 during the first nine months of 2013. Maturities of investment securities produced cash inflows of $37,953,000 during the nine months ended September 30, 2014 compared to $45,397,000 for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the Company invested $224,403,000 in securities and $96,040,000 in loans net of loan principal reductions, compared to $194,458,000 invested in securities and $102,684,000 invested in loans during the nine months ended September 30, 2013. Proceeds from the sale of foreclosed assets accounted for $7,818,000 and $12,252,000 of investing sources of funds during the nine months ended September 30, 2014 and 2013, respectively. These changes in investment and loan balances, and proceeds from sale of foreclosed assets, contributed to net cash used by investing activities of $278,871,000 and $245,549,000 during the nine months ended September 30, 2014 and 2013, respectively. Financing activities provided net cash of $28,430,000 and $4,168,000 during the nine months ended September 30, 2014 and 2013, respectively. Deposit balance increases provided $26,873,000 and $3,609,000 during the nine months ended September 30, 2014 and 2013, respectively. Net increases in other borrowings provided $6,330,000 and $5,429,000 during the nine months ended September 30, 2014 and 2013, respectively. Dividends paid used $5,322,000 and $4,976,000 of cash during the nine months ended September 30, 2014 and 2013, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2014 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

During the nine months ended September 30, 2014, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2013 which are incorporated by reference herein. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. The information below updates some of the factors in the 10-K.

We may fail to realize the cost savings anticipated for the North Valley Bancorp merger or fail to successfully integrate the business operations of the two companies in an efficient manner.

We completed our merger with North Valley Bancorp on October 3, 2014. The success of the merger will depend, in part, on our ability to realize anticipated cost savings and to combine the businesses of the Company and North Valley Bancorp in a manner that permits growth opportunities to be realized and does not materially disrupt the existing customer relationships of Tri Counties Bank or North Valley Bank, nor result in decreased revenues due to any loss of customers.

The Company and North Valley Bancorp have previously operated independently. To realize the anticipated benefits of the merger, the businesses of the Company and North Valley Bancorp and Tri Counties Bank and North Valley Bank must be successfully combined. While we considered existing leases and other contractual obligations in developing estimates of cost savings, changes in transaction volumes, operating systems and procedures and other factors may cause the actual cost savings to be different from our estimates. In addition, difficulties encountered in integrating our information systems could prevent us from realizing some of the estimated cost savings. Such difficulties could also jeopardize customer relationships and cause a loss of deposits or loan customers and the revenue associated with those customers. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect our ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. Our integration efforts may also divert management attention and resources. A failure to successfully complete the complicated integration process could have an adverse effect on the combined companies or the combined bank. If the combined bank is not able to achieve these cost-savings objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

Our results of operations and the market price of our common stock may be affected by factors different from those affecting our result of operations and shares prior to the merger with North Valley Bancorp.

Approximately 28.9% of the outstanding shares of TriCo Bancshares common stock outstanding immediately after the North Valley Bancorp merger were held by former shareholders of North Valley Bancorp. The Company’s business differs from North Valley Bancorp’s in some respects. The results of operations of the combined company and the market price of our common stock may be affected by factors different from those that affected the independent results of our operations and the market price of our common stock prior to the merger.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information concerning the common stock repurchased by the Company during the three months ended September 30, 2014 pursuant to the Company’s stock repurchase plan adopted on August 21, 2007, which is discussed in more detail under “Capital Resources” in this report and is incorporated herein by reference:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
Jul. 1-31, 2014	—	—	—	333,400
Aug. 1-31, 2014	—	—	—	333,400
Sep., 1-30, 2014	—	—	—	333,400

Total	—	—	—	333,400

Item 6 – Exhibits

Exhibit No.	Exhibit

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed June 3, 2010).

2.2	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Citizens Bank of Northern California, Nevada City, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of September 23, 2011, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed September 27, 2011).

2.3	Agreement and Plan of Merger and Reorganization by and between TriCo and North Valley Bancorp dated January 21, 2014 (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed January 21, 2014).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 16, 2009).

3.2	Bylaws of TriCo Bancshares, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).

4.1	Certificate of Determination of Preferences of Series AA Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.1*	Form of Change of Control Agreement dated as of July 17, 2013, among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, Richard O’Sullivan, Thomas Reddish, and Ray Rios (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).

10.2*	TriCo’s 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063)).

10.3*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.4*	TriCo’s 2009 Equity Incentive plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.5*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.6*	Transaction Bonus Agreement between TriCo Bancshares and Richard P. Smith dated as of August 7, 2014 (incorporated by reference to Exhibit 10.4 to TriCo’s Form 8-K filed on August 13, 2014).

10.7*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.8*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.9*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.10*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.12*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.13*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.14*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

Item 6 – Exhibits (continued)

10.15*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.18*	Form of Indemnification Agreement between TriCo Bancshares and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.19*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES
(Registrant)

Date: November 7, 2014	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)