Form 10-K
period 2014-12-31
TRICO BANCSHARES /
filed 2015-03-13
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

YES  ☐            NO   ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2014, was approximately $289,650,631 (based on the closing sales price of the Registrant’s common stock on the date). This computation excludes a total of 3,616,101 shares that are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant’s common stock, as of February 27, 2015, was 22,740,503.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of TriCo Bancshares’ definitive proxy statement for the 2015 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

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

PART I

ITEM 1. BUSINESS

Information About TriCo Bancshares’ Business

TriCo Bancshares is a bank holding company incorporated in California in 1981 and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company’s principal subsidiary is Tri Counties Bank, a California-chartered commercial bank (the “Bank”). The Bank offers banking services to retail customers and small to medium-sized businesses through 73 branch offices in Northern and Central California and had total assets of approximately $3.9 billion at December 31, 2014. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits. See “Business of Tri Counties Bank”. The Company and the Bank are headquartered in Chico, California.

As a bank holding company, TriCo is subject to the supervision of the Board of Governors of the Federal Reserve System (the “FRB”) under the BHC Act. The Bank is subject to the supervision of the California Department of Business Oversight (the “DBO”) and the FDIC. See “Regulation and Supervision.”

TriCo has five capital trusts, which are all wholly-owned trust subsidiaries formed for the purpose of issuing trust preferred securities (“Trust Preferred Securities”) and lending the proceeds to TriCo. For more information regarding the trust preferred securities please refer to Note 17, “Junior Subordinated Debt” to the financial statements at Item 8 of this report.

Additional information concerning the Company can be found on our website at www.tcbk.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through the investors relations page of our website, www.tcbk.com, as soon as reasonably practicable after the Company files these reports with the U.S. Securities and Exchange Commission (“SEC”). The information on our website is not part this annual report.

Business of Tri Counties Bank

The Bank was incorporated as a California banking corporation on June 26, 1974, and received its certificate of authority to conduct banking operations on March 11, 1975. The Bank engages in the general commercial banking business in 26 counties in Northern and Central California. The Bank currently operates from 57 traditional branches and 16 in-store branches.

The Bank conducts a commercial banking business including accepting demand, savings and time deposits and making commercial, real estate, and consumer loans. It also offers installment note collection, issues cashier’s checks, sells travelers checks and provides safe deposit boxes and other customary banking services. Brokerage services are provided at the Bank’s offices by the Bank’s arrangement with Raymond James Financial Services, Inc., an independent financial services provider and broker-dealer. The Bank does not offer trust services or international banking services.

The Bank has emphasized retail banking since it opened. Most of the Bank’s customers are retail customers and small to medium-sized businesses. The Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank’s loans are direct loans made to individuals and businesses in Northern and Central California where its branches are located. At December 31, 2014, the total of the Bank’s consumer loans net of deferred fees outstanding was $423,097,000 (18.5%), the total of commercial loans outstanding was $177,643,000 (7.8%), and the total of real estate loans including construction loans of $76,414,000 was $1,681,783,000 (73.7%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

Acquisition of North Valley Bancorp

On October 3, 2014, TriCo completed the acquisition of North Valley Bancorp following receipt of shareholder approval for both institutions and all required regulatory approvals. As part of the acquisition, North Valley Bank, a wholly-owned subsidiary of North Valley Bancorp, merged with and into Tri Counties Bank. In the acquisition, each share of North Valley common stock was converted into the right to receive 0.9433 shares of TriCo common stock. TriCo issued an aggregate of approximately 6.58 million shares of TriCo common stock to North Valley Bancorp shareholders, which was valued at a total of approximately $151 million based on the closing trading price of TriCo common stock on October 3, 2014 of $23.01. In addition, each outstanding option to purchase shares of North Valley Bancorp common stock, whether or not previously vested and exercisable, was cancelled and the holder of the option was entitled to receive from North Valley Bancorp, subject to any required tax withholding, an amount in cash, without interest, equal to the excess over the exercise price per share, if any, of 0.9433 multiplied by the weighted average closing price of TriCo’s common stock for the 20 days preceding the merger, a total of $1,061,000. In connection with the merger, TriCo assumed North Valley Bancorp’s obligations with respect to its outstanding trust preferred securities.

North Valley Bank was a full-service commercial bank headquartered in Redding, California. North Valley conducted a commercial and retail banking services which included accepting demand, savings, and money market rate deposit accounts and time deposits, and making commercial, real estate and consumer loans. North Valley Bank had $935 million in assets and 22 commercial banking offices in Shasta, Humboldt, Del Norte, Mendocino, Yolo, Sonoma, Placer and Trinity Counties in Northern California at June 30, 2014.

See Note 2 in the financial statements at Item 8 of this report for a discussion about this transaction.

Other Activities

The Bank may in the future engage in other businesses either directly or indirectly through subsidiaries acquired or formed by the Bank subject to regulatory constraints. See “Regulation and Supervision”.

Employees

At December 31, 2014, the Company and the Bank employed 1,009 persons, including seven executive officers. Full time equivalent employees were 965. No employees of the Company or the Bank are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are good.

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

In addition to competing with other banks, the Bank competes with savings institutions, credit unions and the financial markets for funds. Yields on corporate and government debt securities and other commercial paper may be higher than on deposits, and therefore affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with money market instruments and mutual funds. During past periods of high interest rates, money market funds have provided substantial competition to banks for deposits and they may continue to do so in the future. Mutual funds are also a major source of competition for savings dollars.

The Bank relies substantially on local promotional activity, personal contacts by its officers, directors, employees and shareholders, extended hours, personalized service and its reputation in the communities it services to compete effectively.

Regulation and Supervision

General

The Company and the Bank are subject to extensive regulation under both federal and state law. This regulation is intended primarily for the protection of depositors, the deposit insurance fund and the banking system as a whole, and not for the protection of shareholders of the Company. Set forth below is a summary description of the significant laws and regulations applicable to the Company and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

Regulatory Agencies

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank holding company, the Company is regulated under the BHC Act, and is subject to supervision, regulation and examination by the FRB. The Company is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, each administered by the SEC. The Company’s common stock is listed on the Nasdaq Global Select market (“Nasdaq”) under the trading symbol “TCBK”” and the Company is, therefore, subject to the rules of Nasdaq for listed companies.

The Bank, as a state chartered bank, is subject to broad federal regulation and oversight extending to all its operations by the FDIC and to state regulation by the DBO.

The Bank Holding Company Act

The Company is registered as a bank holding company under the BHC Act. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. As a bank holding company, TriCo is required to file reports with the FRB and the FRB periodically examines the Company. Under the Dodd-Frank Wall Street Reform and Consumer

Protection Act (the “Dodd-Frank Act”), a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support the subsidiary bank. Qualified bank holding companies that elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined solely by the FRB). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and agency, and making merchant banking investments. The Company has not elected to become a financial holding company.

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

The Consumer Financial Protection Bureau

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”) as an independent entity with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, will continue to be examined for compliance by their primary federal banking agency. Significant recent CFPB developments that may affect the Bank’s operations and compliance costs include:

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

The Community Reinvestment Act of 1977 (“CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The federal banking agencies rate depository institutions’ compliance with the Community Reinvestment. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” A less than “satisfactory” rating would likely result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of its most recent CRA examination, the Bank’s CRA rating was “Satisfactory.”

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

The FRB and the FDIC have adopted guidelines utilizing a risk-based capital structure. Qualifying capital is divided into two tiers. Tier 1 capital consists generally of common stockholders’ equity, qualifying noncumulative perpetual preferred stock, qualifying cumulative perpetual preferred stock (up to 25% of total Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. Tier 2 capital consists of, among other things, allowance for loan and lease losses up to 1.25% of weighted risk assets, other perpetual preferred stock, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, subordinated debt and intermediate-term preferred stock. Tier 2 capital qualifies as part of total capital up to a maximum of 100% of Tier 1 capital. Amounts in excess of these limits may be issued but are not included in the calculation of risk-based capital ratios. Under these risk-based capital guidelines in effect as of December 31, 2014, the Bank and the Company are required to maintain capital equal to at least 8% of its assets, of which at least 4% must be in the form of Tier 1 capital.

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

New Capital Rules and the Basel Accords

In July, 2013, the federal banking agencies approved final rules that substantially amend the regulatory risk-based capital rules applicable to TriCo and the Bank. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to TriCo and the Bank as of January 1, 2015 under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes TriCo and the Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (such as TriCo) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions became effective on January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules also set forth certain changes for the calculation of risk-weighted assets, which will be phased in beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. We believe that we were in compliance with the requirements applicable to us as set forth in the final rules as of January 1, 2015.

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

Deposit Insurance

Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor. The Bank’s deposits are subject to FDIC deposit insurance assessments. The Bank pays insurance assessments based on its consolidated total assets less tangible equity capital. The assessment rate is based on the risk category of the institution. To determine the total base assessment rate, the FDIC first establishes an institution’s initial base assessment rate and then adjusts the initial base assessment based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from 2.5 to 45 basis points of the institution’s average consolidated total assets less tangible equity capital.

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

Interstate Branching

The Dodd-Frank Act authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

Anti-Money Laundering Laws

A series of banking laws and regulations beginning with the bank Secrecy Act in 1970 requires banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to

Intercept and Obstruct Terrorism Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships, requirements regarding the Customer Identification Program, as well as enhanced due diligence and “know your customer” standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities.

Transactions with Affiliates

Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders (including the Company) or any related interest of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not affiliated with the bank, and must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. Regulation W requires that certain transactions between the Bank and its affiliates, including its holding company, be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

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

ITEM  1A. RISK FACTORS

In analyzing whether to make or continue holding an investment in the Company, investors should consider, among other factors, the following:

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

A downturn in our real estate markets or prolonged delay in economic recovery in California could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. As real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral could then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2014, approximately 90.9% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. So if there is a significant adversely decline in real estate values in California, the collateral for our loans will provide less security. Real estate values could also be affected by, among other things, earthquakes, drought and national disasters in our markets. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

California is experiencing the fourth year of a severe drought. A considerable portion of our borrowers are involved in, or are impacted to some extent by, the agricultural industry, which is dependent on water. Agriculture operating loans comprised $34.8 million and $33.5 million, or 1.5% and 2.0%, of our loan portfolio at December 31, 2014 and 2013, respectively. We also originate agriculture real estate loans, which comprised $67.7 million and $55.5 million or 3.0% and 3.3% of our loan portfolio at December 31, 2014 and 2013. As a result of the drought, there are various governmental proposals concerning the distribution or rationing of water. If the amount of water available to agriculture in our market areas becomes increasingly scarce due to drought, rationing and/or diversion, growers may not be able to continue to produce agricultural products at a reasonable profit, which has the potential to force many out of business. While many of our borrowers are not directly involved in agriculture, they could be impacted by difficulties in the agricultural industry because many jobs in our market areas are ancillary to the production, processing, marketing and sales of agricultural products. The drought has the potential to adversely affect agricultural industries as well as consumer purchasing power, and could lead to further unemployment throughout our market area. The drought therefore could have a material adverse effect on our business, financial condition, results of operations and asset quality.

Market and Interest Rate Risk

Low interest rates could hurt our profits.

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

Regulatory Risks

Recently enacted financial reform legislation has, among other things, created a new Consumer Financial Protection Bureau, tightened capital standards and resulted in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act, which was enacted in 2010, significantly changed the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Among other things, the Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict the continuing impact that the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

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

Risks Related to Growth and Expansion

We may fail to realize anticipated cost savings for the merger with North Valley Bancorp or to integrate the business operations and managements of our two companies in an efficient manner.

We acquired North Valley Bancorp and its subsidiary, North Valley Bank, on October 3, 2014. The success of the acquisition will depend, in part, on our ability to realize anticipated cost savings and to combine the businesses of TriCo and North Valley Bancorp in a manner that permits growth opportunities to be realized and does not materially disrupt the existing customer relationships of the Tri Counties Bank or North Valley Bank, nor result in decreased revenues due to any loss of customers.

To realize these anticipated benefits, the businesses of TriCo and North Valley and Tri Counties Bank and North Valley Bank must be successfully combined. While management has taken existing leases and other contractual obligations into consideration in developing its estimate of cost savings, changes in transaction volumes, operating systems and procedures and other factors may cause the actual cost savings to be different from these estimates. In addition, difficulties encountered in integrating our information systems could delay or prevent us from realizing some of the estimated cost savings. Such difficulties could also jeopardize customer relationships and cause a loss of deposits or loan customers and the revenue associated with those customers. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect our ability to maintain relationships with customers and employees after the Merger or to achieve the anticipated benefits of the Merger . Integration efforts may also divert management attention and resources. A failure to successfully navigate the complicated integration process could have an adverse effect on the combined companies or the combined company. If the combined company is not able to achieve these cost-savings objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

Goodwill resulting from the acquisition of North Valley Bancorp may adversely affect our results of operations.

Goodwill and other intangible assets are expected to increase substantially as a result of the acquisition of North Valley Bancorp. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by U.S. GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

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

Our decisions regarding the fair value of assets acquired from North Valley Bancorp, Citizens Bank of Northern California and Granite Community Bank, including the FDIC loss sharing assets associated with Granite, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

Management makes various assumptions and judgments about the collectability of acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss sharing agreements, such as our acquisition of Granite Community Bank, we may record a loss sharing asset that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss sharing asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

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

We must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, Management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2014, $22,713,000, or 0.6%, of the Company’s assets were covered by these FDIC loss sharing agreements.

Risks Relating to Dividends and Our Common Stock

Our future ability to pay dividends is subject to restrictions.

Since we are a holding company with no significant assets other than the Bank, we currently depend upon dividends from the Bank for a substantial portion of our revenues. Our ability to continue to pay dividends in the future will continue to depend in large part upon our receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions to us is subject to the restrictions in the California Financial Code and the DBO. As of December 31, 2014, the Bank could have paid $52,798,000 in dividends without the prior approval of the DBO. The amount that the Bank may pay in dividends is further restricted due to the fact that the Bank must maintain a certain minimum amount of capital to be considered a “well capitalized” institution as further described under Item 1 - Capital Requirements in this report.

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

As of December 31, 2014, directors and executive officers beneficially owned approximately 10.7% of our common stock and our Employee Stock Ownership Plan owned approximately 5.8%. Agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of our board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.

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

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2014, we had outstanding trust preferred securities and accompanying junior subordinated debentures with face value of $62,889,000. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is engaged in the banking business through 81 offices in 26 counties in Northern and Central California including thirteen offices in Shasta County, nine in Butte County, six in Sacramento and Nevada Counties, five in Placer and Humboldt Counties, three each in Stanislaus, Siskiyou, and Sutter Counties, two each in Glenn, Mendocino and Trinity Counties, and one each in Colusa, Contra Costa, Del Norte, Fresno, Kern, Lake, Lassen, Madera, Merced, Sonoma, Tehama, Tulare, Yolo and Yuba Counties. All offices are constructed and equipped to meet prescribed security requirements.

The Company owns twenty-nine branch office locations, five administrative buildings, two other buildings that it leases out and two that are for sale. The Company leases forty-four branch office locations, and three administrative locations. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

ITEM 3. LEGAL PROCEEDINGS

The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4121 per Class A share. As of December 31, 2014, the value of the Class A shares was $262.20 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $1,447,000 as of December 31, 2014, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

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

On September 15, 2014, a former Personal Banker at one of the Bank’s in-store branches filed a Class Action Complaint against the Bank in Butte County Superior Court, alleging causes of action related to the observance of meal periods. Plaintiff seeks to represent a class of “current and former hourly-paid or non-exempt ‘personal bankers’, or employees with the same or similar job duties, employed by Defendants within the State of California during the preceding four years.” The Bank filed an Answer to the Complaint on November 6, 2014, denies the charges, and the Bank intends to vigorously defend the lawsuit against class certification and liability.

On January 20, 2015, a current Personal Banker at one of the Bank’s in-store branches filed a First Amended Complaint against Tri Counties Bank and TriCo Bancshares, dba Tri Counties Bank, in Sacramento County Superior Court, alleging causes of action related to wage statement violations. Plaintiff seeks to represent a class of current and former exempt and non-exempt employees who worked for the Bank “during the time period beginning October 18, 2013 through the date of the filing of this action”. The Company and the Bank have not yet responded to the First Amended Complaint, deny the charges, and intend to vigorously defend the lawsuit against class certification and liability.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company’s common stock is traded on the Nasdaq under the symbol “TCBK.” The following table shows the high and the low closing sale prices for the common stock for each quarter in the past two years, as reported by Nasdaq:

	High	Low
2014:
Fourth quarter	$26.37	$22.43
Third quarter	$24.19	$21.70
Second quarter	$26.12	$22.44
First quarter	$28.37	$23.85
2013:
Fourth quarter	$28.76	$22.50
Third quarter	$23.07	$20.50
Second quarter	$21.75	$15.77
First quarter	$17.90	$16.31

As of February 27, 2015 there were approximately 1,712 shareholders of record of the Company’s common stock. On February 27, 2015, the closing sales price was $23.90.

The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. As of December 31, 2014, $52,798,000 was available for payment of dividends by the Bank to the Company, under applicable laws and regulations. The Company paid cash dividends of $0.11 per common share in each of the quarters ended December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and $0.09 per common share in the quarter ended March 31, 2013.

Issuer Repurchase of Common Stock

The Company adopted a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. This plan has no stated expiration date for the repurchases. As of December 31, 2014, the Company had purchased 166,600 shares under this plan.

The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2014:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number shares that may yet be purchased under the plans or programs(2)
Oct. 1-31, 2014	—	—	—	333,400
Nov. 1-30, 2014	—	—	—	333,400
Dec. 1-31, 2014	37,647	$24.99	—	333,400

Total	37,647	$24.99	—	333,400

(1)	Includes shares purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.
(2)	Does not include shares that may be purchased pursuant to various equity incentive plans.

The following graph presents the cumulative total yearly shareholder return from investing $100 on December 31, 2009, in each of TriCo common stock, the Russell 3000 Index, and the SNL Western Bank Index. The SNL Western Bank Index compiled by SNL Financial includes banks located in California, Oregon, Washington, Montana, Hawaii and Alaska with market capitalization similar to that of TriCo’s. The amounts shown assume that any dividends were reinvested.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
TriCo Bancshares	100.00	99.37	89.77	108.11	186.67	165.54
Russell 3000	100.00	116.93	118.13	137.52	183.66	206.72
SNL Western Bank	100.00	113.31	102.37	129.18	181.76	218.14

Equity Compensation Plans

The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2014. All of our equity compensation plans have been approved by shareholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	—	—	—
Equity compensation plans approved by shareholders	1,102,850	$18.25	822,428

Total	1,102,850	$18.25	822,428

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in connection with our consolidated financial statements and the related notes located at Item 8 of this report.

TRICO BANCSHARES

Financial Summary

(in thousands, except per share amounts)

Year ended December 31,	2014	2013	2012	2011	2010
Interest income	$121,115	$106,560	$108,716	$102,982	$104,572
Interest expense	4,681	4,696	7,344	10,238	14,133

Net interest income	116,434	101,864	101,372	92,744	90,439
(Benefit from) provision for loan losses	(4,045)	(715)	9,423	23,060	37,458
Noninterest income	34,516	36,829	37,980	42,813	32,695
Noninterest expense	110,379	93,604	97,998	82,715	77,205

Income before income taxes	44,616	45,804	31,931	29,782	8,471
Provision for income taxes	18,508	18,405	12,937	11,192	2,466

Net income	$26,108	$27,399	$18,994	$18,590	$6,005

Earnings per share:
Basic	$1.47	$1.71	$1.19	$1.17	$0.38
Diluted	$1.46	$1.69	$1.18	$1.16	$0.37
Per share:
Dividends paid	$0.44	$0.42	$0.36	$0.36	$0.40
Book value at December 31	$18.41	$15.61	$14.33	$13.55	$12.64
Tangible book value at December 31	$15.31	$14.59	$13.30	$12.49	$11.62
Average common shares outstanding	17,716	16,045	15,988	15,935	15,860
Average diluted common shares outstanding	17,923	16,197	16,052	16,000	16,010
Shares outstanding at December 31	22,715	16,077	16,001	15,979	15,860
At December 31:
Loans, net of allowance	$2,245,939	$1,633,762	$1,522,175	$1,505,118	$1,377,000
Total assets	3,916,458	2,744,066	2,609,269	2,555,597	2,189,789
Total deposits	3,380,423	2,410,483	2,289,702	2,190,536	1,852,173
Other borrowings	9,276	6,335	9,197	72,541	62,020
Junior subordinated debt	56,272	41,238	41,238	41,238	41,238
Shareholders’ equity	418,172	250,946	229,359	216,441	200,397
Financial Ratios:
For the year:
Return on average assets	0.87%	1.04%	0.75%	0.82%	0.27%
Return on average equity	8.67%	11.34%	8.44%	8.93%	2.94%
Net interest margin[1]	4.17%	4.18%	4.32%	4.43%	4.45%
Net loan (recoveries) losses to average loans	(0.13)%	0.23%	0.82%	1.37%	2.07%
Efficiency ratio[2]	72.9%	67.32%	70.19%	60.88%	62.49%
Average equity to average assets	10.00%	9.21%	8.91%	9.15%	9.25%
At December 31:
Equity to assets	10.68%	9.15%	8.79%	8.47%	9.15%
Total capital to risk-adjusted assets	15.63%	14.77%	14.53%	13.94%	14.20%

[1]	Fully taxable equivalent.
[2]	The sum of fully taxable equivalent net interest income and noninterest income divided by noninterest expense.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans, intangible assets and the fair value of acquired assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s policies related to estimates on the allowance for loan losses, other than temporary impairment of investments and impairment of intangible assets, can be found in Note 1 in the financial statements at Item 8 of this report.

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

On October 3, 2014, TriCo completed the acquisition of North Valley Bancorp following receipt of shareholder approval from both institutions and all required regulatory approvals. As part of the acquisition, North Valley Bank, a wholly-owned subsidiary of North Valley Bancorp, merged with and into Tri Counties Bank. In the acquisition, each share of North Valley common stock was converted into the right to receive 0.9433 shares of TriCo common stock. TriCo issued an aggregate of approximately 6.58 million shares of TriCo common stock to North Valley Bancorp shareholders, which was valued at a total of approximately $151 million based on the closing trading price of TriCo common stock on October 3, 2014 of $21.73. TriCo also assumed North Valley Bancorp’s obligations with respect to its outstanding trust preferred securities. Beginning on October 4, 2014, the effect of revenue and expenses from the operations of North Valley Bancorp, and the TriCo Bancshares common shares issued in consideration of the merger are included in the results of the Company.

North Valley Bank was a full-service commercial bank headquartered in Redding, California. North Valley conducted a commercial and retail banking services which included accepting demand, savings, and money market rate deposit accounts and time deposits, and making commercial, real estate and consumer loans. North Valley Bank had $935 million in assets and 22 commercial banking offices in Shasta, Humboldt, Del Norte, Mendocino, Yolo, Sonoma, Placer and Trinity Counties in Northern California at June 30, 2014.

On October 25, 2014, North Valley Bank’s electronic customer service and other data processing systems were converted onto Tri Counties Bank’s systems. Between January 7, 2015 and January 21, 2015, four Tri Counties Bank branches and four former North Valley Bank branches were consolidated into other Tri Counties Bank or other former North Valley Bank branches. See Note 2 in the financial statements at Item 8 of this report for a discussion about this transaction.

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

The Company refers to loans and foreclosed assets that are covered by loss sharing agreements as “covered loans” and “covered foreclosed assets”, respectively. In addition, the Company refers to loans purchased or obtained in a business combination as “purchased credit impaired” (PCI) loans, or “purchased not credit impaired” (PNCI) loans. The Company refers to loans that it originates as “originated” loans. Additional information regarding the North Valley Bancorp acquisition can be found in Note 2 in the financial statements at Item 8 of this report. Additional information regarding the definitions and accounting for originated, PNCI and PCI loans can be found in Notes 1, 2, 4 and 5 in the financial statements at Item 8 of this report, and under the heading Asset Quality and Non-Performing Assets below.

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

Following is a summary of the components of net income for the periods indicated (dollars in thousands):

	Year ended December 31,
Components of Net Income	2014	2013	2012
Net interest income	$116,434	$101,864	$101,372
Benefit from (provision for) loan losses	4,045	715	(9,423)
Noninterest income	34,516	36,829	37,980
Noninterest expense	(110,379)	(93,604)	(97,998)
Taxes	(18,508)	(18,405)	(12,937)

Net income	$26,108	$27,399	$18,994

Net income per average fully-diluted share	$1.46	$1.69	$1.18
Net income as a percentage of average shareholders’ equity	8.67%	11.34%	8.44%
Net income as a percentage of average total assets	0.87%	1.04%	0.75%

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities.

Following is a summary of the Company’s net interest income for the periods indicated (dollars in thousands):

	Year ended December 31,
Components of Net Interest Income	2014	2013	2012
Interest income	$121,115	$106,560	$108,716
Interest expense	(4,378)	(4,696)	(7,344)

Net interest income	116,737	101,864	101,372
FTE adjustment	303	350	257

Net interest income (FTE)	$116,737	$102,214	$101,629

Net interest margin (FTE)	4.17%	4.18%	4.32%

Net interest income (FTE) for the year ended December 31, 2014 was $116,737,000, an increase of $14,523,000 or 14.2% compared to the year ended December 31, 2013.

The increase in net interest income (FTE) was due primarily to a $353,071,000 (14.4%) increase in the average balance of interest earning assets to $2,796,571,000, and the use of fed funds sold to purchase higher yielding investments throughout 2014 that were partially offset by a 44 basis point decrease in the average yield on loans to 5.62% and a 17 basis point decrease in the average yield on investments to 3.01% during the year ended December 31, 2014 when compared to the year ended December 31, 2013. The acquisition of North Valley Bancorp on October 3, 2014 contributed approximately $6,730,000, to interest income from loans, including approximately $480,000 of loan purchase discount accretion, and $1,310,000 to interest income from investments from October 4, 2014 to December 31, 2014. For the quarter ended December 31, 2014, the average yields on the acquired North Valley Bancorp loans, including the effect of loan purchase discount accretion, and investments were approximately 5.68% and 2.72% (FTE), respectively. The “Yield” and “Volume/Rate” tables shown below are useful in illustrating and quantifying the developments that affected net interest income during 2014 and 2013.

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

	Year ended December 31, 2014
	Average balance	Interest income/expense	Rates earned/paid
Assets
Loans	$1,847,749	$103,887	5.62%
Investment securities - taxable	527,742	15,590	2.95%
Investment securities - nontaxable	17,024	808	4.75%
Cash at Federal Reserve and other banks	404,056	1,133	0.28%

Total earning assets	2,796,571	121,418	4.34%

Other assets	216,878

Total assets	$3,013,449

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$605,241	484	0.08%
Savings deposits	926,389	1,153	0.12%
Time deposits	291,515	1,637	0.56%
Other borrowings	7,512	4	0.05%
Junior subordinated debt	44,366	1,403	3.16%

Total interest-bearing liabilities	1,875,023	4,681	0.25%

Noninterest-bearing demand	801,056
Other liabilities	36,085
Shareholders’ equity	301,285

Total liabilities and shareholders’ equity	$3,013,449

Net interest spread (1)			4.09%
Net interest income and interest margin (2)		$116,737	4.17%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

Summary of Average Balances, Yields/Rates and Interest Differential – Yield Tables (continued)

	Year ended December 31, 2013
	Average balance	Interest income/expense	Rates earned/paid
Assets
Loans	$1,610,725	$97,548	6.06%
Investment securities - taxable	224,636	6,736	3.00%
Investment securities - nontaxable	16,632	933	5.61%
Cash at Federal Reserve and other banks	591,507	1,693	0.29%

Total earning assets	2,443,500	106,910	4.38%

Other assets	179,267

Total assets	$2,622,767

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$524,139	528	0.10%
Savings deposits	797,803	1,026	0.13%
Time deposits	315,253	1,891	0.60%
Other borrowings	8,026	4	0.05%
Junior subordinated debt	41,238	1,247	3.02%

Total interest-bearing liabilities	1,686,459	4,696	0.28%

Noninterest-bearing demand	657,377
Other liabilities	37,297
Shareholders’ equity	241,634

Total liabilities and shareholders’ equity	$2,622,767

Net interest spread (1)			4.10%
Net interest income and interest margin (2)		$102,214	4.18%

	Year ended December 31, 2012
	Average balance	Interest income/expense	Rates earned/paid
Assets
Loans	$1,552,540	$100,496	6.47%
Investment securities - taxable	200,958	6,177	3.07%
Investment securities - nontaxable	9,529	685	7.19%
Cash at Federal Reserve and other banks	587,118	1,615	0.28%

Total earning assets	2,350,145	108,973	4.64%

Other assets	176,927

Total assets	$2,527,072

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$471,747	784	0.17%
Savings deposits	763,065	1,212	0.16%
Time deposits	372,698	2,420	0.65%
Other borrowings	45,753	1,604	3.51%
Junior subordinated debt	41,238	1,324	3.21%

Total interest-bearing liabilities	1,694,501	7,344	0.43%

Noninterest-bearing demand	572,568
Other liabilities	34,852
Shareholders’ equity	225,151

Total liabilities and shareholders’ equity	$2,527,072

Net interest spread (1)			4.21%
Net interest income and interest margin (2)		$101,629	4.32%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

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

	2014 over 2013			2013 over 2012
	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
	(dollars in thousands)
Increase (decrease) in
interest income:
Loans	$14,364	$(8,025)	$6,339	$3,765	$(6,713)	$(2,948)
Investments - taxable	9,093	(239)	8,854	727	(168)	559
Investments - nontaxable	22	(147)	(125)	511	(263)	248
Cash at Federal Reserve and other banks	(544)	(16)	(560)	12	66	78

Total	22,935	(8,427)	14,508	5,015	(7,078)	(2,063)

Increase (decrease) in interest expense:
Demand deposits (interest-bearing)	81	(125)	(44)	89	(345)	(256)
Savings deposits	167	(40)	127	56	(242)	(186)
Time deposits	(142)	(112)	(254)	(373)	(156)	(529)
Other borrowings	—	—	—	(1,324)	(276)	(1,600)
Junior subordinated debt	94	62	156	—	(77)	(77)

Total	200	(215)	(15)	(1,552)	(1,096)	(2,648)

Increase (decrease) innet interest income	$22,735	$(8,212)	$14,523	$6,567	$(5,982)	$585

Provision for Loan Losses

The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – year ended December 31, 2014 and 2013” at Note 5 in Item 8 of Part II of this report for the components that make up the provision for loan losses for the years ended December 31, 2014 and 2013.

The Company benefited from a $4,045,000 reversal of provision for loan losses during the year ended December 31, 2014 versus a benefit from reversal of provision for loan losses of $715,000 during the year ended December 31, 2013. As shown in the Table labeled “Allowance for Loan Losses—year ended December 31, 2014” at Note 5 in Item 8 of Part II of this report, all categories of loans except residential real estate mortgage loans, home equity loans and other consumer loans experienced a reversal of provision for loan losses during the year ended December 31, 2014. The level of provision, or reversal of provision, for loan losses of each loan category during the year ended December 31, 2014 was due primarily to a decrease in the required allowance for loan losses as of December 31, 2014 when compared to the required allowance for loan losses as of December 31, 2013 less net charge-offs during the year ended December 31, 2014, and the effect of the changes in the allowance methodology during the year ended December 31, 2014 as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 8 of Part II of this report. All categories of loans except home equity loans and other consumer loans experienced a decrease in the required allowance for loan losses during the year ended December 31, 2014. These decreases in required allowance for loan losses were due primarily to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and newly impaired loans, and reductions in historical loss factors that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 8 of Part II of this report. These same factors were also present, to some extent, for home equity loans and other consumer loans, but were more than offset by the effect of increased loan balances or changes in credit quality within the “pass” category of these loan categories resulting in net provisions for loan losses in these categories during the year ended December 31, 2014. For details of the change in nonperforming loans during the year ended December 31, 2013 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the year ended December 31, 2014” and “Changes in nonperforming assets during the three months ended December 31, September 30, June 30, and March 31, 2014” under the heading “Asset Quality and Non-Performing Assets” below. During the year ended December 31, 2014, the Company made two changes to its allowance for loan loss methodology. The changes in methodology are described under the heading “Allowance for loan losses” in the section below labeled “Financial Condition”. Excluding the effect of the changes in allowance methodology during the year ended December 31, 2014, the reversal of provision for loan losses during the year ended December 31, 2014 would have been approximately $5,484,000, or $1,438,000 more than the $4,046,000 that was actually recorded, and the allowance for loan losses at December 31, 2014 would have been approximately $35,177,000, or $1,438,000 less than the $36,585,000 that was actually recorded.

The Company benefited from a $715,000 reversal of provision for loan losses during the year ended December 31, 2013 versus a provision for loan losses of $9,423,000 during the year ended December 31, 2012. The decrease in the provision for loan losses for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily the result of improvement in collateral values and estimated cash flows related to nonperforming loans and purchased credit impaired loans, and a reduction in nonperforming loans.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2014	2013	2012
Components of Noninterest Income
Service charges on deposit accounts	$11,811	$12,716	$14,290
ATM fees and interchange	9,651	8,370	7,762
Other service fees	2,206	2,144	2,223
Mortgage banking service fees	1,869	1,774	1,666
Change in value of mortgage servicing rights	(1,301)	253	(2,016)

Total service charges and fees	24,236	25,257	23,925
Gain on sale of loans	2,032	5,602	6,810
Commissions on sale of nondeposit investment products	2,995	2,983	3,209
Increase in cash value of life insurance	1,953	1,727	1,820
Change in indemnification asset	(856)	(1,649)	(286)
Gain on disposition of foreclosed assets	2,153	1,640	786
Gain on life insurance death benefit	—	—	675
Other noninterest income	2,003	1,269	1,041

Total noninterest income	$34,516	$36,829	$37,980

Noninterest income decreased $2,313,000 (6.3%) to $34,516,000 in 2014. Service charges on deposit accounts were down $905,000 (7.1%) due to reduced customer overdrafts and a resulting decrease in non-sufficient funds fees. ATM fees and interchange revenue increased $1,281,000 (15.3%) due to increased interchange revenue from the negotiation of a more favorable agreement with the Company’s interchange service provider, increased sales efforts in this area, and the acquisition of North Valley Bancorp and its customer base. Overall, mortgage banking activities, which includes mortgage banking servicing fees, change in value of mortgage servicing rights, and gain on sale of loans, accounted for $2,600,000 of noninterest income in the 2014 compared to $7,629,000 in 2013. This $5,029,000 (65.9%) decrease in mortgage banking related revenue was mainly due to an increase in mortgage rates that occurred in May 2013 that resulted in reduced mortgage refinance activity and reduced gain on sale of loans in the second half of 2013 and throughout 2014, and a decrease in change in value of mortgage servicing rights as projected servicing fees were reduced due to reduced mortgage rates at the end of 2014 that are expected to result in increased refinance activity and shorter lives of existing servicing assets. Increase in cash value of life insurance improved $226,000 (13.1%) during 2014 due to the addition of life insurance in the North Valley Bancorp acquisition. Change in indemnification asset improved $793,000 to a negative contribution to revenue of $856,000 in 2014 is primarily due to a decrease in estimated loan losses from the loan portfolio and foreclosed assets acquired in the Granite acquisition on May 28, 2010, and the fact that such losses are generally “covered” at the rate of 80% by the FDIC. The actual decrease in estimated losses is reflected in increased interest income, decreased provision for loan losses and/or decreased provision for foreclosed asset losses. Gain on sale of foreclosed assets increased $513,000 (31.3%) to $2,153,000 during 2014 primarily due to improved property values.

Noninterest income decreased $1,151,000 (3.0%) to $36,829,000 in 2013. Service charges on deposit accounts were down $1,574,000 (11.0%) due to reduced customer overdrafts and a resulting decrease in non-sufficient funds fees. ATM fees and interchange income was up $608,000 (7.8%) due to increased customer point-of-sale transactions. Overall, mortgage banking activities, which includes mortgage banking servicing fees, change in value of mortgage servicing rights, and gain on sale of loans, accounted for $7,629,000 of noninterest income in the 2013 compared to $6,460,000 in 2012. This $1,169,000 (18.1%) increase in mortgage banking related revenue is mainly due to historically low mortgage rates and the associated high level of mortgage refinance activity that existed during most of 2013, the Bank’s focus of resources in this area, and an increase in mortgage rates in the second half of 2013 that while significantly decreasing originations, sales, and gain on sale of loans during the second half of 2013, also resulted in an increase in the value of the Company’s mortgage servicing rights during 2013. Commissions on sale of nondeposit investment products decreased $226,000 (7.0%) in 2013. The change in indemnification asset from ($286,000) in 2012 to ($1,649,000) in 2013 is primarily due to a decrease in estimated loan losses from the loan portfolio and foreclosed assets acquired in the Granite acquisition on May 28, 2010, and the fact that such losses are generally “covered” at the rate of 80% by the FDIC. The decrease in estimated losses is also reflected in increased interest income, decreased provision for loan losses and/or decreased provision for foreclosed asset losses.

Noninterest Expense

The following table summarizes the Company’s other noninterest expense for the periods indicated (dollars in thousands):

	Year ended December 31,
	2014	2013	2012
Components of Noninterest Expense
Salaries and related benefits:
Base salaries, net of deferred loan origination costs	$39,342	$34,404	$33,093
Incentive compensation	5,068	4,694	5,138
Benefits and other compensation costs	13,134	12,838	11,721

Total salaries and related benefits	57,544	51,936	49,952

Other noninterest expense:
Occupancy	8,203	7,405	7,263
Equipment	4,514	4,162	4,444
Data processing and software	6,512	4,844	4,793
Assessments	2,107	2,248	2,393
ATM network charges	2,996	2,480	2,390
Advertising	2,413	1,981	2,876
Professional fees	3,888	2,707	2,879
Telecommunications	2,870	2,449	2,250
Postage	949	786	920
Courier service	1,055	988	1,013
Foreclosed asset expense	528	514	1,474
Intangible amortization	446	209	209
Operational losses	764	618	787
Provision for foreclosed asset losses	208	682	1,728
Change in reserve for unfunded commitments	(395)	(1,200)	875
Legal settlement	—	339	2,090
Merger expense	4,858	312	—
Other	10,919	10,144	9,662

Total other noninterest expenses	52,835	41,668	48,046

Total noninterest expense	$110,379	$93,604	$97,998

Merger expense:
Incentive compensation	$1,174	—	—
Benefits and other compensation costs	94	—	—
Data processing and software	475	—	—
Professional fees	2,390	$312	—
Other	725	—	—

Total merger expense	$4,858	$312	—

Average full time equivalent staff	783	733	737
Noninterest expense to revenue (FTE)	73.0%	67.3%	70.2%

Salary and benefit expenses increased $5,608,000 (10.8%) to $57,544,000 in 2014 compared to 2013. Base salaries increased $4,938,000 (14.4%) to $39,342,000 in 2014 primarily due to the North Valley Bancorp acquisition. The average number of full time equivalent employees increased 50 (6.8%) to 783 during 2014. The increase in full time equivalent employees is due to the addition of employees from the North Valley Bancorp acquisition and the addition of operations, compliance, marketing, and administrative employees, that were partially offset by reductions of employees from the consolidation of three, two, one and one Tri Counties Bank branches during the three months ended December 31, 2013, and March 31, June 30, and September 30, 2014, respectively. Annual salary merit increases of approximately 3.0% also contributed to the increase in base salary expense. Incentive and commission related salary expenses increased $374,000 (14.4%) to

$5,068,000 during 2014 due to increases in all types of incentive compensation. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $296,000 (2.3%) to $13,134,000 during 2014 due to small to no increases in most benefit types.

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

Other noninterest expense increased $11,167,000 (26.8%) to $52,835,000 during 2014 compared 2013 December 31, 2013. The increase in other noninterest expense was due primarily to a $4,546,000 increase in merger related expenses to $4,858,000, of which $1,269,000 are not deductible for tax purposes, a $1,668,000 (34.4%) increase in data processing and software expenses to $6,512,000, and a $1,181,000 (43.6%) increase in professional fees to $3,888,000. The increase in merger expenses was due to the North Valley Bancorp acquisition and included stay bonuses, severance pay, and other retention incentives, system conversion and other data processing expenses, professional fees including financial advisor and other consultant fees. The increase in data processing and software expenses was due primarily to increases in ongoing data processing and software expenses some of which are due to increased ongoing processing volume as a result of the North Valley Bancorp acquisition. The increase in professional fees was due primarily to increases in ongoing or non-merger related consulting fees related to compliance, control systems, and operational improvements. Increases in other areas of noninterest expense are primarily due to the North Valley Bancorp acquisition.

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

Income Taxes

The effective tax rate on income was 41.5%, 40.2%, and 40.5% in 2014, 2013, and 2012, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $4,817,000, $4,811,000, and $3,277,000, respectively, in these years, and $1,310,000 of nondeductible merger expenses in 2014. Tax-exempt income of $505,000, $583,000, and $428,000, respectively, from investment securities, and $1,953,000, $1,727,000, and $2,495,000, respectively, from increase in cash value and gain on death benefit of life insurance in these years helped to reduce the effective tax rate.

Financial Condition

Investment Securities

The following table presents the available for sale investment securities portfolio by major type as of the dates indicated:

	Year ended December 31,
(In thousands)	2014	2013	2012	2011	2010
Investment securities available for sale (at fair value):
Obligations of US government corporations and agencies	$75,120	$97,143	$151,701	$217,384	$264,181
Obligations of states and political subdivisions	3,175	5,589	9,421	10,028	12,541
Corporate bonds	1,908	1,915	1,905	1,811	549
Marketable equity securities	3,002	—	—	—	—

Total investment securities available for sale	$83,205	$104,647	$163,027	$229,223	$277,271

Investment securities available for sale decreased $21,442,000 to $83,205,000 as of December 31, 2014, as compared to December 31, 2013. This decrease is attributable to maturities and principal repayments of $24,016,000, a decrease in fair value of investments securities available for sale of $161,000, amortization of net purchase price premiums of $432,000, acquisition of $17,297,000 from North Valley Bancorp and proceeds for sale of securities of $14,130,000.

The following table presents the held to maturity investment securities portfolio by major type as of the dates indicated:

	Year ended December 31,
(In thousands)	2014	2013	2012	2011	2010
Investment securities held to maturity (at cost):
Obligations of US government corporations and agencies	$660,836	$227,864	—	—	—
Obligations of states and political subdivisions	15,590	12,640	—	—	—

Total investment securities held to maturity	$676,426	$240,504	—	—	—

Investment securities held to maturity increased to $435,922,000 as of December 31, 2014, as compared to December 31, 2013. This increase is attributable to purchases of $280,692,000, less principal repayments of $34,172,000, amortization of net purchase price discounts/premiums of $547,000 and the acquisition of $189,949,000 from North Valley Bancorp.

Additional information about the investment portfolio is provided in Note 3 in the financial statements at Item 8 of Part II of this report.

Restricted Equity Securities

Restricted equity securities were $16,956,000 at December 31, 2014 and $9,163,000 at December 31, 2013. The entire balance of restricted equity securities at December 31, 2014 and December 31, 2013 represents the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”). The increase of $7,793,000 is attributed to acquiring $5,378,000 in FHLB stock from North Valley Bancorp and the purchase of $2,415,000 in FHLB stock.

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

Loan Portfolio Composite

The following table shows the Company’s loan balances, including net deferred loan costs, at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Real estate mortgage	$1,615,359	$1,107,863	$1,010,130	$965,922	$835,471
Consumer	417,084	383,163	386,111	406,330	395,771
Commercial	174,945	131,878	135,528	139,131	143,413
Real estate construction	75,136	49,103	33,054	39,649	44,916

Total loans	$2,282,524	$1,672,007	$1,564,823	$1,551,032	$1,419,571

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans at the dates indicated:

	Year ended December 31,
	2014	2013	2012	2011	2010
Real estate mortgage	70.7%	66.3%	64.5%	62.2%	58.8%
Consumer	18.3%	22.9%	24.7%	26.2%	27.9%
Commercial	7.7%	7.9%	8.7%	9.0%	10.1%
Real estate construction	3.3%	2.9%	2.1%	2.6%	3.2%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2014 loans, including net deferred loan costs, totaled $2,282,524,000 which was a 36.5% ($610,517,000) increase over the balances at the end of 2013. This increase in loans during 2014 included $499,327,000 of loans acquired in the North Valley Bancorp acquisition on October 3, 2014, and $32,017,000 of purchased single family residential real estate loans. Demand for commercial real estate (real estate mortgage) loans was moderate during 2014. Demand for home equity loans and lines of credit was weak during 2014.

At December 31, 2013 loans, including net deferred loan costs, totaled $1,672,007,000 which was a 6.8% ($107,184,000) increase over the balances at the end of 2012. Demand for commercial real estate (real estate mortgage) loans was weak to modest during 2013. During 2013, the Company purchased $62,698,000 of residential (real estate mortgage) loans. Demand for home equity loans and lines of credit were moderate during 2013. Real estate construction loans increased during 2013 primarily due to one large loan that was originated during 2013.

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

Interest income on originated nonaccrual loans that would have been recognized during the years ended December 31, 2014, 2013 and 2012, if all such loans had been current in accordance with their original terms, totaled $2,734,000, $1,524,000, and $5,281,000, respectively. Interest income actually recognized on these originated loans during the years ended December 31, 2014, 2013 and 2012 was $81,000, $273,000, and $936,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the years ended December 31, 2014, 2013 and 2012, if all such loans had been current in accordance with their original terms, totaled $254,000, $295,000, and $284,000. Interest income actually recognized on these PNCI loans during the years ended December 31, 2014, 2013 and 2012 was $4,000, $38,000, and $136,000.

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

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Performing nonaccrual loans	$45,072	$48,112	$49,045	$61,164	$36,518
Nonperforming nonaccrual loans	2,517	5,104	23,471	23,647	39,224

Total nonaccrual loans	47,589	53,216	72,516	84,811	75,742
Originated and PNCI loans 90 days past due and still accruing	—	—	—	920	245

Total nonperforming loans	47,589	53,216	72,516	85,731	75,987
Noncovered foreclosed assets	4,449	5,588	5,957	13,268	5,000
Covered foreclosed assets	445	674	1,541	3,064	4,913

Total nonperforming assets	$52,483	$59,478	$80,014	$102,063	$85,900

U.S. government, including its agenciesand its government-sponsored agencies,guaranteed portion of nonperforming loans	$123	$101	$131	$3,061	$3,937
Indemnified portion ofcovered foreclosed assets	$356	$539	$1,233	$2,451	$3,930
Nonperforming assets to total assets	1.88%	2.30%	3.07%	3.99%	3.92%
Nonperforming loans to total loans	2.08%	3.18%	4.63%	5.53%	5.35%
Allowance for loan losses to nonperforming loans 77%		72%	59%	54%	56%
Allowance for loan losses, unamortized loan fees,and discounts to loan principal balances owed	3.31%	4.09%	5.30%	6.34%	3.74%

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

	December 31, 2014
(dollars in thousands)	Originated	PNCI	PCI - cash basis	PCI - other	Total
Performing nonaccrual loans	$30,449	$1,233	$5,587	$7,803	$45,072
Nonperforming nonaccrual loans	2,080	413	24	—	2,517

Total nonaccrual loans	32,529	1,646	5,611	7,803	47,589
Originated loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	32,529	1,646	5,611	7,803	47,589
Noncovered foreclosed assets	3,316	—	—	1,133	4,449
Covered foreclosed assets	—	—	—	445	445

Total nonperforming assets	$35,845	$1,646	$5,611	$9,381	$52,483

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$123	—	—	—	$123
Indemnified portion of covered foreclosed assets	—	—	—	$356	$356
Nonperforming assets to total assets	1.28%	0.06%	0.20%	0.34%	1.88%
Nonperforming loans to total loans	2.02%	0.27%	99.98%	16.50%	2.08%
Allowance for loan losses to nonperforming loans	92%	200%	6%	39%	77%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.14%	3.30%	64.45%	21.09%	3.31%

	December 31, 2013
(dollars in thousands)	Originated	PNCI	PCI - cash basis	PCI - other	Total
Performing nonaccrual loans	$40,294	$1,649	$6,169	—	$48,112
Nonperforming nonaccrual loans	4,837	217	50	—	5,104

Total nonaccrual loans	45,131	1,866	6,219	—	53,216
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	45,131	1,866	6,219	—	53,216
Noncovered foreclosed assets	5,479	—	—	$109	5,588
Covered foreclosed assets	—	—	—	674	674

Total nonperforming assets	$50,610	$1,866	$6,219	$783	$59,478

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$101				$101
Indemnified portion of covered foreclosed assets	—	—	—	$539	$539
Nonperforming assets to total assets					2.30%
Nonperforming loans to total loans	3.04%	1.38%	100.0%	—	3.18%
Allowance for loan losses to nonperforming loans	69%	153%	6%	n/m	72%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.36%	7.62%	64.5%	22.93%	4.09%

n/m – not meaningful

The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2014:

(dollars in thousands):	Balance at December 31, 2014	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2013
Real estate mortgage:
Residential	$4,613	$1,797	$25	$(1,216)	(171)	(781)	—	$4,959
Commercial	26,343	7,931	1,049	(11,706)	(110)	(3,659)	967	31,871
Consumer
Home equity lines	10,376	3,002	607	(2,737)	(1,094)	(653)	(350)	11,601
Home equity loans	1,367	670	2	(179)	(28)	(167)	350	719
Auto indirect	18	2	—	(35)	(3)	—	—	54
Other consumer	186	330	—	(55)	(120)	(31)	—	62
Commercial	2,186	2,797	417	(881)	(479)	—	(967)	1,299
Construction:
Residential	2,401	4	—	(118)	(4)	—	46	2,473
Commercial	99	171	—	(135)	(69)	—	(46)	178

Total nonperforming loans	47,589	16,704	2,100	(17,062)	(2,078)	(5,291)	—	53,216
Noncovered foreclosed assets	4,449	695	462	(7,391)	(196)	5,291	—	5,588
Covered foreclosed assets	445	—	—	(217)	(12)	—	—	674

Total nonperforming assets	$52,483	$17,399	$2,562	$(24,670)	$(2,286)	—	—	$59,478

The table above does not include deposit overdraft charge-offs.

The following tables and narratives describe the activity in the balance of nonperforming assets during each of the three-month periods ending March 31, June 30, September 30, and December 31, 2014. These tables and narratives are presented in chronological order:

Changes in nonperforming assets during the three months ended December 31, 2014

(in thousands):	Balance at December 31, 2014	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at September 30, 2014
Real estate mortgage:
Residential	$4,613	1,351	—	$(426)	$(4)	$(675)	—	$4,367
Commercial	26,343	6,139	—	(2,043)	(3)	—	—	22,250
Consumer
Home equity lines	10,376	640	120	(349)	(102)	(111)	(64)	10,242
Home equity loans	1,367	524	—	(42)	(17)	—	64	838
Auto indirect	18	2	—	(4)	(3)	—	—	23
Other consumer	186	235	—	(31)	(37)	(31)	—	50
Commercial	2,186	2,165	—	(222)	(78)	—	—	321
Construction:
Residential	2,401	—	—	(36)	—	—	—	2,437
Commercial	99	—	—	(15)	—	—	—	114

Total nonperforming loans	47,589	11,056	120	(3,168)	(244)	(817)	—	40,642
Noncovered foreclosed assets	4,449	695	—	(1,570)	(69)	817	—	4,576
Covered foreclosed assets	445		—	(75)	—	—	—	520

Total nonperforming assets	$52,483	$11,751	$120	$(4,813)	$(313)	—	—	$45,738

Nonperforming assets increased during the fourth quarter of 2014 by $6,745,000 (14.75%) to $52,483,000 at December 31, 2014 compared to $45,738,000 at September 30, 2014. The increase in nonperforming assets during the fourth quarter of 2014 was primarily the result of new nonperforming loans of $11,056,000, including $9,411,000 in nonperforming loans from the acquisition of North Valley Bancorp, new foreclosed assets of $695,000 also from the North Valley Bancorp acquisition, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $120,000, less pay-downs, sales or upgrades of nonperforming loans to performing status totaling $3,168,000, less dispositions of foreclosed assets totaling $1,645,000, less loan charge-offs of $244,000, and less write-downs of foreclosed assets of $70,000.

The $9,411,000 in nonperforming loans from the North Valley Bancorp acquisition was comprised of six residential real estate loans with total outstanding balances of $853,000, 15 commercial real estate loans with $6,135,000 outstanding, one home equity line of credit with a balance of $98,000, four home equity loans with $161,000 in outstanding balances, four nonperforming consumer loans with $64,000 outstanding, and four nonperforming C&I loans with $2,100,000 outstanding.

Other new nonperforming loans of $1,645,000 was comprised of $811,000 on four residential real estate loans, $3,000 on a single commercial real estate loan, $906,000 on 15 home equity lines and loans, $2,000 on two indirect auto loans, $202,000 on 24 consumer loans, and $64,000 on four C&I loans.

The $853,000 in acquired nonperforming residential real estate loans is primarily made up of two loans totaling $721,000 secured by single-family residences in Northern California. The $6,135,000 in acquired nonperforming commercial real estate loans is primarily comprised of two loans totaling $600,000 secured by single-family residences in Northern California, a single loan with $792,000 outstanding secured by a multi-family residence in Northern California, four loans totaling $3,096,000 secured by retail buildings in Northern California, a single loan with $377,000 outstanding secured by a commercial warehouse in Northern California, a single loan in the amount of $607,000 secured by a health club in Northern California, and a single loan in the amount of $355,000 secured by a mobile-home park in Northern California. All other acquired nonperforming loans have less than $250,000 outstanding and are spread throughout the company’s footprint.

Loan charge-offs during the three months ended December 31, 2014

In the fourth quarter of 2014, the Company recorded $244,000 in loan charge-offs and $173,000 in deposit overdraft charge-offs less $406,000 in loan recoveries and $99,000 in deposit overdraft recoveries resulting in $88,000 of net loan recoveries. Primary causes of the loan charges taken in the fourth quarter of 2014 were gross charge-offs of $4,000 on a two residential real estate loans, $3,000 on a single commercial real estate loan, $119,000 on four home equity lines and loans, $3,000 on two indirect auto loans, $37,000 on 17 other consumer loans, and $78,000 on three C&I loans. During the fourth quarter of 2014, there were no individual charges greater than $250,000.

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

Nonperforming assets decreased during the first quarter of 2014 by $4,295,000 (7.22%) to $55,183,000 at March 31, 2014 compared to $59,478,000 at December 31, 2013. The decrease in nonperforming assets during the first quarter of 2014 was primarily the result of new nonperforming loans of $2,786,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $1,318,000, less pay-downs, sales or upgrades of nonperforming loans to performing status totaling $3,507,000, less dispositions of foreclosed assets totaling $4,186,000, less loan charge-offs of $670,000, and less write-downs of foreclosed assets of $36,000.

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

The Components of the Allowance for Loan Losses

The following table sets forth the Bank’s allowance for loan losses as of the dates indicated (dollars in thousands):

	December 31,
	2014	2013	2012	2011	2010
Allowance for originated and PNCI loan losses:
Specific allowance	$4,267	$3,975	$4,505	$5,993	$6,945
Formula allowance	22,076	24,611	29,314	32,023	31,070
Environmental factors allowance	6,815	5,619	3,919	3,687	2,948

Allowance for originated and PNCI loan losses	33,158	34,205	37,738	41,703	40,963
Allowance for PCI loan losses	3,427	4,040	4,910	4,211	1,608

Allowance for loan losses	$36,585	$38,245	$42,648	$45,914	$42,571

Allowance for loan losses to loans	1.60%	2.29%	2.73%	2.96%	3.00%

Based on the current conditions of the loan portfolio, management believes that the $36,585,000 allowance for loan losses at December 31, 2014 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types:

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Real estate mortgage	$12,313	$12,854	$12,305	$15,621	$15,707
Consumer	18,201	18,238	23,461	20,506	17,779
Commercial	4,226	4,331	4,703	6,545	5,991
Real estate construction	1,845	2,822	2,179	3,242	3,094

Total allowance for loan losses	$36,585	$38,245	$42,648	$45,914	$42,571

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses:

	December 31,
	2014	2013	2012	2011	2010
Real estate mortgage	33.7%	33.6%	28.9%	34.0%	36.9%
Consumer	49.7%	47.7%	55.0%	44.7%	41.8%
Commercial	11.6%	11.3%	11.0%	14.2%	14.1%
Real estate construction	5.0%	7.4%	5.1%	7.1%	7.2%

Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total loans:

	December 31,
	2014	2013	2012	2011	2010
Real estate mortgage	0.76%	1.16%	1.22%	1.62%	1.88%
Consumer	4.36%	4.76%	6.08%	5.05%	4.49%
Commercial	2.42%	3.28%	3.47%	4.70%	4.18%
Real estate construction	2.46%	5.75%	6.59%	8.18%	6.89%

Total allowance for loan losses	1.60%	2.29%	2.73%	2.96%	3.00%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the years indicated (dollars in thousands):

	Year ended December 31,
	2014	2013	2012	2011	2010
Allowance for loan losses:
Balance at beginning of period	$38,245	$42,648	$45,914	$42,571	$35,473
(Benefit from) provision for loan losses	(4,045)	(715)	9,423	23,060	37,458
Loans charged off:
Real estate mortgage:
Residential	(171)	(46)	(1,558)	(1,655)	(1,498)
Commercial	(110)	(2,038)	(3,457)	(4,451)	(8,281)
Consumer:
Home equity lines	(1,094)	(2,651)	(8,042)	(9,746)	(11,221)
Home equity loans	(29)	(94)	(385)	(789)	(1,339)
Auto indirect	(3)	(68)	(83)	(427)	(1,403)
Other consumer	(599)	(887)	(1,202)	(1,158)	(1,687)
Commercial	(479)	(1,599)	(1,251)	(2,534)	(3,539)
Construction:
Residential	(4)	(20)	(406)	(634)	(4,666)
Commercial	(69)	(140)	(100)	(653)	(94)

Total loans charged off	(2,558)	(7,543)	(16,484)	(22,047)	(33,728)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	2	345	147	126	2
Commercial	540	994	1,020	127	1,456
Consumer:
Home equity lines	960	1,053	398	573	138
Home equity loans	34	41	100	45	15
Auto indirect	86	195	215	379	505
Other consumer	495	759	860	839	816
Commercial	1,268	340	643	173	205
Construction:
Residential	1,377	63	412	28	231
Commercial	181	65	—	40	—

Total recoveries of previously charged off loans	4,944	3,855	3,795	2,330	3,368

Net charge-offs	2,386	(3,688)	(12,689)	(19,717)	(30,360)

Balance at end of period	$36,585	$38,245	$42,648	$45,914	$42,571

	Year ended December 31,
	2014	2013	2012	2011	2010
Reserve for unfunded commitments:
Balance at beginning of period	$2,415	$3,615	$2,740	$2,640	$3,640
Provision for losses – unfunded commitments	(270)	(1,200)	875	100	(1,000)

Balance at end of period	$2,145	$2,415	$3,615	$2,740	$2,640

Balance at end of period:
Allowance for loan losses	$36,585	$38,245	$42,648	$45,914	$42,571
Reserve for unfunded commitments	2,145	2,415	3,615	2,740	2,640

Allowance for loan losses and reserve for unfunded commitments	$38,730	$40,660	$46,263	$48,654	$45,211

As a percentage of total loans at end of period:
Allowance for loan losses	1.60%	2.29%	2.73%	2.96%	3.00%
Reserve for unfunded commitments	0.10%	0.14%	0.23%	0.18%	0.18%

Allowance for loan losses and reserve for unfunded commitments	1.70%	2.43%	2.96%	3.14%	3.18%

Average total loans	$1,847,749	$1,610,725	$1,552,540	$1,442,821	$1,464,606
Ratios:
Net charge-offs during period to average loans outstanding during period	(0.13)%	0.23%	0.82%	1.37%	2.07%
Provision for loan losses to average loans outstanding	(0.22)%	(0.04)%	0.61%	1.60%	2.56%
Allowance for loan losses to loans at year end	1.60%	2.29%	2.73%	2.96%	3.00%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

(dollars in thousands):	Balance at December 31, 2014	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2013
Noncovered:
Land & Construction	$1,974	$204	—	$(603)	$(50)	$1,845	—	$578
Residential real estate	1,622	244	$462	(2,621)	(87)	1,680	—	1,944
Commercial real estate	853	247	—	(4,167)	(59)	1,766	—	3,066

Total noncovered	4,449	695	462	(7,391)	(196)	5,291	—	5,588

Covered:
Land & Construction	445	—	—	(217)	(12)	—	—	674
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	445	—	—	(217)	(12)	—	—	674

Total foreclosed assets	$4,894	$695	$462	$(7,608)	$(208)	$5,291	—	$6,262

(dollars in thousands):	Balance at December 31, 2013	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2012
Noncovered:
Land & Construction	$578	—	—	$(1,107)	$(70)	$79	—	$1,676
Residential real estate	1,944	—	$480	(2,853)	(101)	2,676	—	1,742
Commercial real estate	3,066	—	—	(7,032)	(430)	7,989	—	2,539

Total noncovered	5,588	—	480	(10,992)	(601)	10,744	—	5,957

Covered:
Land & Construction	674	—	—	(267)	—	229	—	712
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	(1,012)	(81)	264	—	829

Total covered	674	—	—	(1,279)	(81)	493	—	1,541

Total foreclosed assets	$6,262	—	$480	$(12,271)	$(682)	$11,237	—	$7,498

Premises and Equipment

Premises and equipment were comprised of:

	December 31, 2014	December 31, 2013
	(In thousands)
Land & land improvements	$8,933	$5,975
Buildings	39,638	30,103
Furniture and equipment	28,446	27,881

	77,017	63,959
Less: Accumulated depreciation	(33,570)	(32,397)

	43,447	31,562
Construction in progress	46	50

Total premises and equipment	$43,493	$31,612

During the year ended December 31, 2014, premises and equipment increased $11,881,000 due to purchases of $16,841,000, that were partially offset by depreciation of $4,615,000 and disposals of premises and equipment with net book value of $345,000. Included in the $16,841,000 of purchases during the year ended December 31, 2014 is $11,936,000 related to the acquisition of North Valley Bancorp.

Intangible Assets

Intangible assets at December 31, 2014 and 2013 were comprised of the following:

	December 31,
	2014	2013
	(In thousands)
Core-deposit intangible	$7,051	$883
Goodwill	63,462	15,519

Total intangible assets	$70,513	$16,402

The core-deposit intangible asset resulted from the Bank’s acquisition of North Valley Bancorp in 2014, Citizens in 2011, and Granite in 2010. The goodwill intangible asset includes $47,943,000 from the North Valley Bancorp acquisition in 2014, and $15,519,000 from the North State National Bank acquisition in 2003 . Amortization of core deposit intangible assets amounting to $446,000, $209,000, and $209,000 was recorded in 2014, 2013, and 2012, respectively.

Deposits

Deposits at December 31, 2014 increased $969,940,000 (40.2%) over the 2013 year-end balances to $3,380,423,000. Contributing to the $969,940,000 increase in deposits during the year ended December 31, 2014 is $801,956,000 of deposits acquired on October 3, 2014 through the acquisition of North Valley Bancorp. Excluding the deposits acquired from North Valley Bancorp, all categories of deposits were up in 2014 except time certificates. Included in the December 31, 2014 certificate of deposit balance is $5,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank.

Deposits at December 31, 2013 increased $120,781,000 (5.3%) over the 2012 year-end balances to $2,410,483,000. All categories of deposits were up in 2013 except time certificates. Included in the December 31, 2013 certificate of deposit balance is $5,000,000 from the State of California.

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

Interest Rate Risk Simulation of Net Interest Income and Net Income as of December 31, 2014

Change in Interest	Estimated Change in Net Interest Income (NII)
Rates (Basis Points)	(as % of “flat” NII)
+200 (ramp)	(1.11%)
+100 (ramp)	(0.64%)
+ 0 (flat)	—
-100 (ramp)	(0.79%)

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

The following table summarizes the effect on market value of equity due to changing interest rates as measured against a flat rate (no change) scenario:

Interest Rate Risk Simulation of Market Value of Equity as of December 31, 2014

Change in Interest	Estimated Change in Market Value of Equity (MVE)
Rates (Basis Points)	(as % of “flat” MVE)
+200 (shock)	(0.38%)
+100 (shock)	0.37%
+ 0 (flat)	—
-100 (shock)	(9.58%)

These results indicate that given a “flat” balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company’s balance sheet is slightly liability sensitive over a twelve month time horizon for rates up, and slightly asset sensitive over a twelve month time horizon for rates down. “Liability sensitive” implies that net interest income decreases when interest rates rise, and increase when interest rates decrease. “Asset sensitive” implies that net interest income increases when interest rates rise, and decrease when interest rates decrease. “Neutral sensitivity” implies that net interest income does not change when interest rates change. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

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

The following interest rate sensitivity table shows the Company’s repricing gaps as of December 31, 2014. In this table transaction deposits, which may be repriced at will by the Company, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Company to appear liability sensitive. Because the Company may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates.

Due to the limitations of gap analysis, as described above, the Company does not actively use gap analysis in managing interest rate risk. Instead, the Company relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.

Interest Rate Sensitivity – December 31, 2014 (dollars in thousands)	Repricing within:
	Less than 3 months	3 - 6 months	6 - 12 months	1 - 5 years	Over 5 years
Interest-earning assets:
Cash at Federal Reserve and other banks	$517,578	—	—	—	—
Securities	25,530	$27,036	$52,398	$326,087	$328,580
Loans	558,341	118,973	207,847	1,154,392	242,970

Total interest-earning assets	1,101,449	146,009	260,245	1,480,479	$571,550

Interest-bearing liabilities
Transaction deposits	1,938,511	—	—	—	—
Time	119,271	75,800	87,606	75,335	—
Other borrowings	9,276	—	—	—	—
Junior subordinated debt	56,272	—	—	—	—

Total interest-bearing liabilities	$2,123,330	$75,800	$87,606	$75,335	—

Interest sensitivity gap	$(1,021,881)	$70,209	$172,639	$1,405,144	$571,550
Cumulative sensitivity gap	$(1,021,881)	$(951,672)	$(779,033)	$626,111	$1,197,661
As a percentage of earning assets:
Interest sensitivity gap	(28.7%)	2.0%	4.8%	39.5%	16.0%
Cumulative sensitivity gap	(28.7%)	(26.7%)	(21.9%)	17.6%	33.6%

Liquidity

Liquidity refers to the Company’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled $178,724,000 in 2014. Net increases in investment and loan balances used $210,789,000 and $114,095,000 of cash, respectively. The Company acquired $141,405,000 of cash through the acquisition of North Valley Bancorp on October 3, 2014, and this is classified as an investing source of cash.

Liquidity may also be generated from liabilities through deposit growth and borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2014, financing activities provide funds totaling $163,667,000 due to a $167,984,000 increase in deposit balances, excluding $801,956,000 of deposits from the North Valley Bancorp acquisition. Dividends paid used $7,807,000 of cash during 2014. The Bank also had available correspondent banking lines of credit totaling $15,000,000 at December 31, 2014. In addition, at December 31, 2014, the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of up to $865,466,000 and $138,545,000, respectively. As of December 31, 2014, the Company had $9,276,000 of other borrowings as described in Note 16 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2014, operating activities provided cash of $27,417,000.

The Company’s investment securities available for sale plus cash and cash equivalents in excess of reserve requirements totaled $636,317,000 at December 31, 2014, which was 16.2% of total assets at that time. This was down from $664,656,000 and 24.2% at the end of 2013.

Loan demand during 2015 will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. The reduction in the federal funds rate and various Federal Reserve interest rate manipulation efforts have resulted in historic low short-term and long-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain.

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

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. At December 31, 2014, 2013 and 2012, the Bank had $5,000,000, $5,000,000 and $5,000,000, respectively, of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

	Amounts as of December 31,
(dollars in thousands)	2014	2013	2012
Time remaining until maturity:
Less than 3 months	$66,199	$61,205	$73,180
3 months to 6 months	36,166	39,580	32,384
6 months to 12 months	41,787	16,772	34,311
More than 12 months	36,488	40,090	40,320

Total	$180,640	$157,647	$180,195

Loan demand also affects the Company’s liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2014:

	Within One Year	After One But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
Loans with predetermined interest rates:
Real estate mortgage	$45,864	$142,106	$763,681	$951,651
Consumer	4,834	34,862	217,511	257,207
Commercial	35,136	38,142	18,433	91,711
Real estate construction	17,394	22,674	4,693	44,761

	103,228	237,784	1,004,318	1,345,330

Loans with floating interest rates:
Real estate mortgage	28,618	109,346	525,744	663,708
Consumer	2,155	19,103	138,619	159,877
Commercial	35,665	33,121	14,448	83,234
Real estate construction	5,717	4,367	20,291	30,375

	72,155	165,937	699,102	937,194

Total loans	$175,383	$403,721	$1,703,420	$2,282,524

The maturity distribution and yields of the investment portfolio at December 31, 2014 is presented in the following table. The timing of the maturities indicated in the table below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. Yields on tax exempt securities are shown on a tax equivalent basis.

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	AmountYield		AmountYield		AmountYield		AmountYield		AmountYield
	(dollars in thousands)
Securities Available for Sale
Obligations of US government corporations and agencies	$34	2.97%	$812	4.61%	$29,464	2.98%	$44,810	3.70%	$75,120	3.42%
Obligations of states and political subdivisions	—	—	322	6.32%	2,853	6.97%	—	—	3,175	6.90%
Corporate bonds	1,908	1.78%	—	—	—	—	—	—	1,908	1.78%
Marketable equity securities	—	—	—	—	—	—	3,002	—	3,002	—

Total securities available for sale	$1,942	1.80%	$1,134	5.11%	$32,317	3.34%	$47,812	3.46%	$83,205	3.39%

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	AmountYield		AmountYield		AmountYield		AmountYield		AmountYield
	(dollars in thousands)
Securities Held to Maturity
Obligations of US government corporations and agencies	—	—	—	—	—	—	$660,836	2.71%	$660,836	2.71%
Obligations of states and political subdivisions	—	—	—	—	$1,118	4.13%	14,472	4.38%	15,590	4.36%

Total securities held to maturity	—	—	—	—	$1,118	4.13%	$675,308	2.74%	$676,426	2.75%

Off-Balance Sheet Items

The Bank has certain ongoing commitments under operating and capital leases. See Note 18 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2014 commitments to extend credit and commitments related to the Bank’s deposit overdraft privilege product were the Bank’s only financial instruments with off-balance sheet risk. The Bank has not entered into any material contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $673,706,000 and $557,987,000 at December 31, 2014and 2013, respectively, and represent 29.5% of the total loans outstanding at year-end 2014 versus 33.4% at December 31, 2013. Commitments related to the Bank’s deposit overdraft privilege product totaled $101,060,000 and $68,932,000 at December 31, 2014 and 2013, respectively.

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2014:

(dollars in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Time deposits	$358,012	$282,629	$63,623	$11,757	$3
Other collateralized borrowings, fixed rate of 0.05% payable on January 2, 2015	9,276	9,276	—	—	—
Junior subordinated:
TriCo Trust I(1)	20,619	—	—	—	20,619
TriCo Trust II(2)	20,619	—	—	—	20,619
North Valley Trust II(3)	6,186	—	—	—	6,186
North Valley Trust III(4)	5,155	—	—	—	5,155
North Valley Trust IV(5)	10,310	—	—	—	10,310
Operating lease obligations	11,147	3,419	4,366	2,182	1,180
Deferred compensation(6)	6,990	1,240	1,917	1,600	2,233
Supplemental retirement plans(6)	8,750	1,145	2,037	1,849	3,719

Total contractual obligations	$457,064	$297,709	$71,943	$17,388	$70,024

(1)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 3.05%, callable in whole or in part by the Company on a quarterly basis beginning October 7, 2008, matures October 7, 2033.
(2)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 2.55%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.
(3)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 3.25%, callable in whole or in part by the Company on a quarterly basis beginning April 24, 2008, matures April 24, 2033.
(4)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 2.80%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.
(5)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 1.33%, callable in whole or in part by the Company on a quarterly basis beginning March 15, 2011, matures March 15, 2036.
(6)	These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental retirement plans. See Note 25 in the financial statements at Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” under Item 7 of this report which is incorporated herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRICO BANCSHARES

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2014	2013
	(in thousands, except share data)
Assets:
Cash and due from banks	$93,150	$76,915
Cash at Federal Reserve and other banks	517,578	521,453

Cash and cash equivalents	610,728	598,368
Investment securities:
Available for sale	83,205	104,647
Held to maturity	676,426	240,504
Restricted equity securities	16,956	9,163
Loans held for sale	3,579	2,270
Loans	2,282,524	1,672,007
Allowance for loan losses	(36,585)	(38,245)

Total loans, net	2,245,939	1,633,762
Foreclosed assets, net	4,894	6,262
Premises and equipment, net	43,493	31,612
Cash value of life insurance	92,337	52,309
Accrued interest receivable	9,275	6,516
Goodwill	63,462	15,519
Other intangible assets, net	7,051	883
Mortgage servicing rights	7,378	6,165
Other assets	51,735	36,086

Total assets	$3,916,458	$2,744,066

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,083,900	$789,458
Interest-bearing	2,296,523	1,621,025

Total deposits	3,380,423	2,410,483
Accrued interest payable	978	938
Reserve for unfunded commitments	2,145	2,415
Other liabilities	49,192	31,711
Other borrowings	9,276	6,335
Junior subordinated debt	56,272	41,238

Total liabilities	3,498,286	2,493,120

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
22,714,964 at December 31, 2014	244,318
16,076,662 at December 31, 2013		89,356
Retained earnings	176,057	159,733
Accumulated other comprehensive income, net of tax	(2,203)	1,857

Total shareholders’ equity	418,172	250,946

Total liabilities and shareholders’ equity	$3,916,458	$2,744,066

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$103,887	$97,548	$100,496
Debt securities:
Taxable	14,753	6,349	6,072
Tax exempt	505	583	428
Dividends	837	387	105
Interest bearing cash at
Federal Reserve and other banks	1,133	1,693	1,615

Total interest and dividend income	121,115	106,560	108,716

Interest expense:
Deposits	3,274	3,445	4,416
Other borrowings	4	4	1,604
Junior subordinated debt	1,403	1,247	1,324

Total interest expense	4,681	4,696	7,344

Net interest income	116,434	101,864	101,372
(Benefit from) provision for loan losses	(4,045)	(715)	9,423

Net interest income after provision for loan losses	120,479	102,579	91,949

Noninterest income:
Service charges and fees	24,236	25,257	23,925
Gain on sale of loans	2,032	5,602	6,810
Commissions on sale of non-deposit investment products	2,995	2,983	3,209
Increase in cash value of life insurance	1,953	1,727	1,820
Other	3,300	1,260	2,216

Total noninterest income	34,516	36,829	37,980

Noninterest expense:
Salaries and related benefits	57,544	51,936	49,952
Other	52,835	41,668	48,046

Total noninterest expense	110,379	93,604	97,998

Income before income taxes	44,616	45,804	31,931

Provision for income taxes	18,508	18,405	12,937

Net income	$26,108	$27,399	$18,994

Earnings per share:
Basic	$1.47	$1.71	$1.19
Diluted	$1.46	$1.69	$1.18

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Net income	$26,108	$27,399	$18,994
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities arising during the period	(94)	(2,452)	(1,216)
Change in minimum pension liability	(4,114)	1,750	(2)
Change in joint beneficiary agreement liability	148	400	(434)

Other comprehensive (loss) income	(4,060)	(302)	(1,652)

Comprehensive income	$22,048	$27,097	$17,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013 and 2012

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in thousands, except share data)
Balance at December 31, 2011	15,978,958	$84,079	$128,551	$3,811	$216,441
Net income			18,994		18,994
Other comprehensive loss				(1,652)	(1,652)
Stock option vesting		1,083			1,083
Stock options exercised	36,000	430			430
Tax benefit of stock options exercised		44			44
Repurchase of common stock	(14,120)	(75)	(149)		(224)
Dividends paid ($ 0.36 per share)			(5,757)		(5,757)

Balance at December 31, 2012	16,000,838	$85,561	$141,639	$2,159	$229,359
Net income			27,399		27,399
Other comprehensive loss				(302)	(302)
Stock option vesting		1,151			1,151
Stock options forfeited		(22)			(22)
Stock options exercised	248,765	3,240			3,240
Tax benefit of stock options exercised		356			356
Repurchase of common stock	(172,941)	(930)	(2,560)		(3,490)
Dividends paid ($ 0.42 per share)			(6,745)		(6,745)

Balance at December 31, 2013	16,076,662	$89,356	$159,733	$1,857	$250,946
Net income			26,108		26,108
Other comprehensive loss				(4,060)	(4,060)
Stock option vesting		965			965
RSU vesting		126			126
PSU vesting		42			42
Stock options exercised	166,020	2,875			2,875
Tax benefit of stock options exercised		225			225
Issuance of common stock	6,575,550	151,303			151,303
Repurchase of common stock	(103,268)	(574)	(1,977)		(2,551)
Dividends paid ($ 0.44 per share)			(7,807)		(7,807)

Balance at December 31, 2014	22,714,964	$244,318	$176,057	$(2,203)	$418,172

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities:
Net income	$26,108	$27,399	$18,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	5,735	4,623	4,292
Amortization of intangible assets	446	209	209
(Benefit from) provision for loan losses	(4,045)	(715)	9,423
Amortization of investment securities premium, net	970	752	1,151
Originations of loans for resale	(49,241)	(123,834)	(225,602)
Proceeds from sale of loans originated for resale	49,394	137,859	238,352
Gain on sale of loans	(2,032)	(5,602)	(6,810)
Change in market value of mortgage servicing rights	1,301	(253)	2,016
Provision for losses on foreclosed assets	208	682	1,728
Gain on sale of foreclosed assets	(2,153)	(1,640)	(786)
Loss on disposal of fixed assets	(49)	39	420
Increase in cash value of life insurance	(1,953)	(1,727)	(1,820)
Gain on life insurance death benefit	—	—	(675)
Equity compensation vesting expense	1,133	1,151	1,083
Stock option excess tax benefits	(225)	(356)	(44)
Deferred income tax expense (benefit)	(993)	2,526	(383)
Change in:
Reserve for unfunded commitments	(395)	(1,200)	875
Interest receivable	(619)	120	676
Interest payable	(67)	(98)	(638)
Other assets and liabilities, net	3,894	1,151	9,602

Net cash from operating activities	27,417	41,086	52,063

Investing activities:
Proceeds from maturities of securities available for sale	24,016	53,468	76,764
Proceeds from sale of securities available for sale	14,130	—	—
Purchases of securities available for sale	—	—	(13,815)
Proceeds from maturities of securities held to maturity	34,172	4,391	—
Purchases of securities held to maturity	(280,692)	(244,967)	—
(Purchase) redemption of restricted equity securities, net	(2,415)	484	963
Loan origination and principal collections, net	(82,079)	(59,411)	(44,601)
Loans purchased	(32,017)	(62,698)	—
Proceeds from sale of premises and equipment	121	12	30
Improvement of foreclosed assets	(462)	(479)	(983)
Proceeds from sale of other real estate owned	9,762	13,910	17,257
Purchases of premises and equipment	(4,665)	(8,313)	(10,792)
Life insurance proceeds	—	706	4,423
Cash received from acquisition, net	141,405	—	—

Net cash (used) provided by investing activities	(178,724)	(302,897)	29,246

Financing activities:
Net increase (decrease) in deposits	167,984	120,781	99,166
Net change in other borrowings	2,941	(2,862)	(63,344)
Stock option excess tax benefits	225	356	44
Repurchase of common stock	(292)	(501)	—
Dividends paid	(7,807)	(6,745)	(5,757)
Exercise of stock options	616	251	206

Net cash from financing activities	163,667	111,280	30,315

Net change in cash and cash equivalents	12,360	(150,531)	111,624

Cash and cash equivalents and beginning of year	598,368	748,899	637,275

Cash and cash equivalents at end of year	$610,728	$598,368	$748,899

Supplemental disclosure of noncash activities:
Unrealized (loss) gain on securities available for sale	$(162)	$(4,232)	$(2,096)
Loans transferred to foreclosed assets	5,291	11,717	8,382
Loans transferred to held-for-sale	—	—	9,739
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	2,259	2,989	224
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	4,641	4,794	7,982
Cash paid for income taxes	22,685	$17,395	$10,995
Assets acquired in acquisition	978,682	—	—
Liabilities assumed in acquisition	827,372	—	—

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

Note 1 – Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

TriCo Bancshares (the “Company”) is a California corporation organized to act as a bank holding company for Tri Counties Bank (the “Bank”). The Company and the Bank are headquartered in Chico, California. The Bank is a California-chartered bank that is engaged in the general commercial banking business in 26 California counties. Tri Counties Bank currently operates from 57 traditional branches and 16 in-store branches. The Company has five capital subsidiary business trusts (collectively, the Capital Trusts) that issued trust preferred securities, including two organized by TriCo and three acquired with the acquisition of North Valley Bancorp. See Note 17 – Junior Subordinated Debt.

The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,690,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet.

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

As described in Note 2, the Company acquired North Valley Bancorp on October 3, 2014. The acquired assets and assumed liabilities were measured at estimated fair value values under the acquisition method of accounting. The Company made significant estimates and exercised significant judgment in accounting for the acquisition. The Company determined loan fair values based on loan file reviews, loan risk ratings, appraised collateral values, expected cash flows and historical loss factors. Foreclosed assets were primarily valued based on appraised values of the repossessed loan collateral. Land and building were valued based on appraised values. An identifiable intangible was also recorded representing the fair value of the core deposit customer base based on an evaluation of the cost of such deposits relative to alternative funding sources. The fair value of time deposits and borrowings were determined based on the present value of estimated future cash flows using current rates as of the acquisition date.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. During the years ended December 31, 2014 and 2013, the Company did not have any securities classified as trading.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the years ended December 31, 2014 and 2013.

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

Loans purchased or acquired in a business combination are referred to as acquired loans. Acquired loans are valued as of the acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 805, Business Combinations. Loans acquired with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are referred to as purchased credit impaired (PCI) loans. PCI loans are accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under FASB ASC Topic 805 and FASB ASC Topic 310-30, PCI loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. Fair value is defined as the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. Default rates, loss severity, and prepayment speed assumptions are periodically reassessed and our estimate of future payments is adjusted accordingly. The difference between contractual future payments and estimated future payments is referred to as the nonaccretable difference. The difference between estimated future payments and the present value of the estimated future payments is referred to as the accretable yield. The accretable yield represents the amount that is expected to be recorded as interest income over the remaining life of the loan. If after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be more than originally estimated, an increase in the discount rate (effective yield) would be made such that the newly increased accretable yield would be recognized, on a level yield basis, over the remaining estimated life of the loan. If, after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be less than previously estimated, the discount rate would first be reduced until the present value of the reduced cash flow estimate equals the previous present value however, the discount rate may not be lowered below its original level at acquisition. If the discount rate has been lowered to its original level and the present value has not been sufficiently lowered, an allowance for loan loss would be established through a provision for loan losses charged to expense to decrease the present value to the required level. If the estimated cash flows improve after an allowance has been established for a loan, the allowance may be partially or fully reversed depending on the improvement in the estimated cash flows. Only after the allowance has been fully reversed may the discount rate be increased. PCI loans are put on nonaccrual status when cash flows cannot be reasonably estimated. PCI loans on nonaccrual status are accounted for using the cost recovery method or cash basis method of income recognition. The Company refers to PCI loans on nonaccrual status that are accounted for using the cash basis method of income recognition as “PCI – cash basis” loans; and the Company refers to all other PCI loans as “PCI – other” loans PCI loans are charged off when evidence suggests cash flows are not recoverable. Foreclosed assets from PCI loans are recorded in foreclosed assets at fair value with the fair value at time of foreclosure representing cash flow from the loan. ASC 310-30 allows PCI loans with similar risk characteristics and acquisition time frame to be “pooled” and have their cash flows aggregated as if they were one loan. The Company elected to use the “pooled” method of ASC 310-30 for PCI – other loans in the acquisition of certain assets and liabilities of Granite Community Bank, N.A. (“Granite”) during 2010 and Citizens Bank of Northern California (“Citizens”) during 2011.

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

As of December 31 of each year, goodwill is tested for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level. The Company may choose to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then goodwill is deemed not to be impaired. However, if the Company concludes otherwise, or if the Company elected not to first assess qualitative factors, then the Company performs the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Currently, and historically, the Company is comprised of only one reporting unit that operates within the business segment it has identified as “community banking”. Goodwill was not impaired as of December 31, 2014 because the fair value of the reporting unit exceeded its carrying value.

Mortgage Servicing Rights

Mortgage servicing rights (MSR) represent the Company’s right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans. Our MSR arise from residential and commercial mortgage loans that we originate and sell, but retain the right to service the loans. The net gain from the retention of the servicing right is included in gain on sale of loans in noninterest income when the loan is sold. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing fees are recorded in noninterest income when earned.

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

Indemnification Asset/Liability

The Company accounts for amounts receivable or payable under its loss-share agreements entered into with the FDIC in connection with its purchase and assumption of certain assets and liabilities of Granite as indemnification assets in accordance with FASB ASC Topic 805, Business Combinations. FDIC indemnification assets are initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreements. The difference between the fair value and the undiscounted cash flows the Company expects to collect from or pay to the FDIC will be accreted into noninterest income over the life of the FDIC indemnification asset. FDIC indemnification assets are reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolios. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered assets over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

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

FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance under ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for a public entity for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the effects of ASU 2014-09 on its financial statements and disclosures, if any.

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

Note 2 - Business Combinations

On October 3, 2014, TriCo completed its acquisition of North Valley Bancorp originally announced January 21, 2014. Based on a fixed exchange ratio of 0.9433 shares of TriCo common stock for each share of North Valley Bancorp common stock, North Valley Bancorp shareholders received 6,575,550 shares of TriCo common stock and $6,823 of cash in-lieu of fractional shares. The 6,575,550 shares of TriCo common stock issued to North Valley Bancorp shareholders represented, on a pro forma basis, approximately 28.9% of the 22,714,964 shares of the combined company outstanding on October 3, 2014. Based on TriCo’s closing stock price of $23.01 on October 3, 2014, North Valley Bancorp shareholders received consideration valued at $151,310,000 or approximately $21.71 per share of North Valley common stock outstanding.

The acquisition of North Valley Bancorp was to expand the Company’s market presence in Northern California. The customer base and locations of North Valley Bancorp’s branches had significant overlap when compared to the Company’s Northern California customer base and branch locations. This made North Valley Bancorp a very good fit in terms of potential cost savings and future growth potential. With the levels of excess capital at the time, the acquisitions fit well into the Company’s growth strategy.

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

On October 25, 2014, North Valley Bank’s electronic customer service and other data processing systems were converted into Tri Counties Bank’s systems. Between January 7, 2015 and January 21, 2015, four Tri Counties Bank branches and four former North Valley Bank branches were consolidated into other Tri Counties Bank or other former North Valley Bank branches.

Beginning on October 4, 2014, the effect of revenue and expenses from the operations of North Valley Bancorp, and the issuance of TriCo Bancshares common shares as consideration in the merger are included in the results of the Company.

The assets acquired and liabilities assumed from North Valley Bancorp were accounted for in accordance with ASC 805 “Business Combinations,” using the acquisition method of accounting and were recorded at their estimated fair values on the October 3, 2014 acquisition date, and its results of operations are included in the Company’s consolidated statements of income since that date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and North Valley Bancorp. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange. The fair value estimate for loans is considered provisional as additional information related to the fair value of such loans as of October 3, 2014 may become available in the future. Management may adjust the fair value of loans acquired from North Valley Bancorp for a period of up to one year from the date of the acquisition. Any adjustment to the fair value of loans acquired from North Valley Bancorp would have residual effects on deferred tax assets and goodwill.

The following table discloses the calculation of the fair value of consideration transferred, the total identifiable net assets acquired and the resulting goodwill relating to the North Valley Bancorp acquisition:

(in thousands)	North Valley Bancorp October 3, 2014
Fair value of consideration transferred:
Fair value of shares issued	$151,303
Cash consideration	7

Total fair value of consideration transferred	151,310

Asset acquired:
Cash and cash equivalents	141,412
Securities available for sale	17,297
Securities held to maturity	189,949
Restricted equity securities	5,378
Loans	499,327
Foreclosed assets	695
Premises and equipment	11,936
Cash value of life insurance	38,075
Core deposit intangible	6,614
Other assets	20,056

Total assets acquired	930,739

Liabilities assumed:
Deposits	801,956
Other liabilities	10,429
Junior subordinated debt	14,987

Total liabilities assumed	827,372

Total net assets acquired	103,367

Goodwill recognized	$47,943

A summary of the estimated fair value adjustments resulting in the goodwill recorded in the North Valley Bancorp acquisition are presented below:

(in thousands)	North Valley Bancorp October 3, 2014
Value of stock consideration paid to North Valley Bancorp Shareholders	151,303
Cash payments to North
Valley Bancorp Shareholders	7
Cost basis net assets acquired	$(98,040)
Fair value adjustments:
Loans	5,832
Premises and Equipment	(4,785)
Core deposit intangible	(6,283)
Deferred income taxes	6,293
Junior subordinated debt	(6,664)
Other	280

Goodwill	$47,943

The loan portfolio of North Valley Bancorp was recorded at fair value at the date of each acquisition. A valuation of North Valley Bancorp’s loan portfolio was performed as of the acquisition date to assess the fair value of the loan portfolio. The North Valley Bancorp loan portfolio was segmented into two groups; loans with credit deterioration (PCI loans) and loans without credit deterioration (PNCI). For North Valley Bancorp PNCI loans, the present value of estimated future cash flows, based primarily on contractual cash flows, was used to determine fair value. For North Valley Bancorp PCI loans, the present value of estimated future cash flows, based primarily on liquidation value of collateral, was used to determine fair value.

North Valley Bancorp PNCI loans were grouped into pools based on similar loan characteristics such as loan type, payment amortization method, and fixed or variable interest rates. A discounted cash flow schedule was prepared for each pool in which the present value of all estimated future cash flows was calculated using a specifically calculated discount rate for each pool. The discount rate used to estimate the fair value of each loan pool was composed of the sum of: an estimated cost of funds rate, an estimated capital charge reflecting the market participant required return on capital, estimated loan servicing costs, and a liquidity premium. All PNCI loan pools included some estimate regarding prepayment rates, and estimated principal default and loss rates, based primarily on North Valley Bancorp’s historical loss experience. The difference between the sum of recorded balances of the North Valley Bancorp PNCI loans in each pool and the present value of each pool represented the total discount (if the recorded value exceeded the present value) or premium (if the present value exceeded the recorded value) for each pool. The total discount, or premium, for each pool was then allocated to the individual loans within each pool based on outstanding loan balance, individual loan risk rating as compared to the weighted average risk rating of the pool, and the contractual payments remaining for the individual loan as compared to the pool.

North Valley Bancorp PCI loans were fair valued on an individual basis. A discounted cash flow schedule was prepared for each loan in which the present value of all future estimated cash flows was calculated using a specifically calculated discount rate, estimated liquidation value and estimated liquidation timing for each loan. The discount rate used in the calculation of the present value of North Valley Bancorp PCI loans was composed of the sum of: an estimated cost of funds rate, an estimated capital charge reflecting the market participant required return on capital, estimated loan servicing costs, and a liquidity premium. The difference between the recorded balance and the present value of each North Valley Bancorp PCI loan represented the discount for each PCI loan. All North Valley Bancorp PCI loans had recorded values in excess of their present value of estimated future cash flows.

The Company identified the North Valley Bancorp PCI loans as having cash flows that were not reasonably estimable and placed these loans in nonaccrual status under ASC 310-30 and included them in the category of loans the Company refers to as “PCI – other” loans.

The following table presents the cost basis, fair value discount, and fair value of loans acquired from North Valley Bancorp on October 3, 2014:

	North Valley Bancorp Acquired Loans October 3, 2014
(in thousands)	Cost Basis	Discount	Fair Value
PNCI	$502,637	$(12,721)	$489,916
PCI – other	11,488	(2,077)	9,411

Total	$514,125	$(14,798)	$499,327

Although the discount on PNCI loans is completely accretable to interest income over the remaining life of such loans, the discount on PCI – other loans from the North Valley Bancorp acquisition are not accretable into interest income until the loan principal balance has been reduced to the loan’s fair value recorded at acquisition. This method of accounting for the PCI – other loans from the North Valley Bancorp acquisition is often referred to as the “cost recovery” method of income recognition.

The following table presents a reconciliation of the undiscounted contractual cash flows, nonaccretable difference, accretable yield, fair value, purchase discount, and principal balance of loans for the PNCI and PCI—other categories of North Valley Bancorp loans as of the acquisition date. For North Valley Bancorp PCI – other loans, the purchase discount does not necessarily represent cash flows to be collected:

	North Valley Bancorp Loans – October 3, 2014
(in thousands)	PNCI	PCI—other	Total
Undiscounted contractual cash flows	$718,731	$15,706	$734,437
Undiscounted cash flows not expected to be collected (nonaccretable difference)	—	(6,295)	(6,295)

Undiscounted cash flows expected to be collected	718,731	9,411	728,142
Accretable yield at acquisition	(228,815)	—	(228,815)

Estimated fair value of loans acquired at acquisition	489,916	9,411	499,327
Purchase discount	12,721	2,077	14,798

Principal balance loans acquired	$502,637	$11,488	$514,125

As part of the acquisition of North Valley Bancorp, the Company performed a valuation of premises and equipment acquired. This valuation resulted in a $4,785,000 increase in the net book value of land and buildings acquired, and was based on current appraisals of such land and buildings.

The Company recognized a core deposit intangible of $6,614,000 related to the acquisition of North Valley Bancorp’s core deposits. The recorded core deposit intangibles represented approximately 0.97% of core deposits for North Valley Bancorp and will be amortized over their useful lives of 7 years.

A valuation of time deposits for North Valley Bancorp was also performed as of the acquisition date. Time deposits were split into similar pools based on size, type of time deposits, and maturity. A discounted cash flow analysis was performed on the pools based on current market rates currently paid on similar time deposits. The valuation resulted in no material fair value discount or premium, and none was recorded.

The fair value of junior subordinated debentures assumed from North Valley Bancorp was estimated using a discounted cash flow method based on the current market rates for similar liabilities. As a result a discount of $6,664,000 was recorded on the junior subordinated debentures acquired from North Valley Bancorp. The discount on the subordinated debentures will be amortized using the effective yield method the remaining life to maturity of the debentures at acquisition which range from 18 years to 21 years.

The Company assumed 13 lease contracts from North Valley Bancorp. The fair value measurements of theses leasehold interests were performed to determine whether the lease terms were favorable or unfavorable relative to current market rates of similar leases. The fair value of leasehold interests was recorded based on estimated future cash flow projections using market rates for similar leases. As a result, on the acquisition dates, we recorded unfavorable leasehold interests of $293,000.

The Company recorded a $6,293,000 reduction in deferred tax assets due to the tax effects of the other acquisition accounting fair value adjustments noted above, and a $1,341,000 decrease in the North Valley Bancorp deferred tax asset related to net operating loss carryforwards that the Company determined will not be realizable.

During the 2014, the Company recorded approximately $4,858,000 in one-time costs associated with the acquisition of North Valley Bancorp, including $1,269,000 that was not tax deductible. These costs included expense related to severance and other salaries and benefits expenses, consulting fees, legal fees, contract termination fees, and other expense. The system integration and conversion for North Valley Bancorp was completed during the fourth quarter of 2014. The Company consolidated four former North Valley Bank, and four Tri Counties Bank branches into other Tri Counties Bank branches or other former North Valley Bank branches during January 2015.

The table below presents the unaudited proforma information as if the acquisition of North Valley Bancorp had occurred on January 1, 2013 after giving effect to certain acquisition accounting adjustments. The proforma information for the years ended December 31, 2014 and 2013 includes acquisition adjustments for the amortization/accretion on loans, core deposit intangibles, junior subordinated debt and related income tax effects. The proforma financial information also includes one-time costs associated with the acquisitions but does not include expected costs savings synergies that we expect to achieve. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Proforma for the
	Year Ended December 31,
	2014	2013
(Unaudited, in thousands, except per share data)
Summarized Income Statement Data:
Net interest income	$139,520	$132,635
Provision for (benefit from) loan losses	(4,045)	(715)
Noninterest income	43,587	50,966
Noninterest expense	147,295	133,073

Income before income taxes	39,857	51,243
Income taxes	16,453	20,091

Net income	$23,404	$31,152

Basic earnings per share	$1.03	$1.38
Diluted earnings per share	$1.02	$1.37

It is impracticable to separately provide information regarding the revenue and earnings of North Valley Bancorp included in the Company’s consolidated income statement from the October 3, 2014 acquisition date to December 31, 2014 because the operations of North Valley Bancorp were substantially comingled with the operations of the Company as of the system conversion date of October 25, 2014.

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$71,144	4,001	(25)	$75,120
Obligations of states and political subdivisions	3,130	45	—	3,175
Corporate debt securities	1,891	17	—	1,908
Marketable equity securities	3,000	2	—	3,002

Total securities available for sale	$79,165	$4,065	$(25)	$83,205

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$660,836	13,055	(677)	$673,214
Obligations of states and political subdivisions	15,590	130	(155)	15,565

Total securities held to maturity	$676,426	$13,185	$(832)	$688,779

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$93,055	$4,445	$(357)	$97,143
Obligations of states and political subdivisions	5,513	77	(1)	5,589
Corporate debt securities	1,877	38	—	1,915

Total securities available for sale	$100,445	$4,560	$(358)	$104,647

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$227,864	$298	$(5,540)	$222,622
Obligations of states and political subdivisions	12,640	—	(1,455)	11,185

Total securities held to maturity	$240,504	$298	$(6,995)	$233,807

Investment securities totaling $14,130,000 were sold in 2014 resulting in no gain or loss on sale. No investment securities were sold during 2013, or 2012. Investment securities with an aggregate carrying value of $143,992,000 and $62,064,000 at December 31, 2014 and 2013, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at December 31, 2014 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2014, obligations of U.S. government corporations and agencies with a cost basis totaling $755,591,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At December 31, 2014, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 5.3 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Investment Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$1,924	$1,942	—	—
Due after one year through five years	1,095	1,135	—	—
Due after five years through ten years	30,977	32,316	$1,118	$1,106
Due after ten years	45,169	47,812	675,308	687,673

Totals	$79,165	$83,205	$676,426	$688,779

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2014	(in thousands)
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$6,774	(25)	—	—	6,774	(25)
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—
Marketable equity securities	—	—	—	—	—	—

Total securities available-for-sale	$6,774	(25)	—	—	6,774	(25)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$335	(1)	56,288	(676)	56,623	(677)
Obligations of states and political subdivisions	1,600	(26)	1,858	(129)	3,458	(155)
Corporate debt securities	—	—	—	—	—	—

Total securities held-to-maturity	$1,935	(27)	58,146	(805)	60,081	(832)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2013	(in thousands)
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$10,287	$(357)	—	—	$10,287	$(357)
Obligations of states and political subdivisions	199	(1)	—	—	199	(1)
Corporate debt securities	—	—	—	—	—	—

Total securities available-for-sale	$10,486	$(358)	—	—	$10,486	$(358)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$188,218	$(5,540)	—	—	$188,218	$(5,540)
Obligations of states and political subdivisions	11,185	(1,455)	—	—	11,185	(1,455)
Corporate debt securities	—	—	—	—	—	—

Total securities held-to-maturity	$199,403	$(6,995)	—	—	$199,403	$(6,995)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2014, 8 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 1.10% from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2014, 5 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 4.26% from the Company’s amortized cost basis.

Corporate debt securities: At December 31, 2014, no corporate debt securities had unrealized losses.

Marketable equity securities: At December 31, 2014, no marketable equity securities had unrealized losses.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	December 31, 2014
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$154,594	$120,821	—	$4,005	$279,420
Commercial	928,797	376,225	—	30,917	1,335,939

Total mortgage loan on real estate	1,083,391	497,046	—	34,922	1,615,359
Consumer:
Home equity lines of credit	305,166	38,397	$5,478	3,543	352,584
Home equity loans	23,559	6,985	125	645	31,314
Auto Indirect	112	—	—	—	112
Other	28,230	4,770	—	74	33,074

Total consumer loans	357,067	50,152	5,603	4,262	417,084
Commercial	126,611	40,899	8	7,427	174,945
Construction:
Residential	21,135	16,808	—	675	38,618
Commercial	24,545	11,973	—	—	36,518

Total construction	45,680	28,781	—	675	75,136

Total loans, net of deferred loan fees and discounts	$1,612,749	$616,878	$5,611	$47,286	$2,282,524

Total principal balance of loans owed, net of charge-offs	$1,617,542	$634,490	$14,805	$56,016	$2,322,853
Unamortized net deferred loan fees	(4,793)	—	—	—	(4,793)
Discounts to principal balance of loans owed, net of charge-offs	—	(17,612)	(9,194)	(8,730)	(35,536)

Total loans, net of unamortized deferred loan fees and discounts	$1,612,749	$616,878	$5,611	$47,286	$2,282,524

Noncovered loans	$1,612,749	$616,878	$5,611	$25,018	$2,260,256
Covered loans	—	—	—	22,268	22,268

Total loans, net of unamortized deferred loan fees and discounts	$1,612,749	$616,878	$5,611	$47,286	$2,282,524

Allowance for loan losses	$(29,860)	$(3,296)	$(348)	$(3,081)	$(36,585)

A summary of loan balances follows (in thousands):

	December 31, 2013
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$129,882	$60,475	—	$4,656	$195,013
Commercial	824,912	57,678	—	30,260	912,850

Total mortgage loan on real estate	954,794	118,153	—	34,916	1,107,863
Consumer:
Home equity lines of credit	316,207	13,576	$6,200	3,883	339,866
Home equity loans	13,849	253	—	486	14,588
Auto Indirect	946	—	—	—	946
Other	25,608	2,074	—	81	27,763

Total consumer loans	356,610	15,903	6,200	4,450	383,163
Commercial	124,650	693	19	6,516	131,878
Construction:
Residential	30,367	—	—	1,566	31,933
Commercial	17,125	—	—	45	17,170

Total construction	47,492	—	—	1,611	49,103

Total loans, net of deferred loan fees and discounts	$1,483,546	$134,749	$6,219	$47,493	$1,672,007

Total principal balance of loans owed, net of charge-offs	$1,487,240	$142,786	$16,475	$56,879	$1,703,380
Unamortized net deferred loan fees	(3,694)	—	—	—	(3,694)
Discounts to principal balance of loans owed, net of charge-offs	—	(8,037)	(10,256)	(9,386)	(27,679)

Total loans, net of unamortized deferred loan fees and discounts	$1,483,546	$134,749	$6,219	$47,493	$1,672,007

Noncovered loans	$1,483,546	$134,749	$6,219	$19,581	$1,644,095
Covered loans	—	—	—	27,912	27,912

Total loans, net of unamortized deferred loan fees and discounts	$1,483,546	$134,749	$6,219	$47,493	$1,672,007

Allowance for loan losses	$(31,354)	$(2,850)	$(385)	$(3,656)	$(38,245)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Year ended December 31,
	2014	2013
Change in accretable yield:
Balance at beginning of period	$18,232	$22,337
Accretion to interest income	(4,368)	(6,305)
Reclassification (to) from nonaccretable difference	1,009	2,201

Balance at end of period	$14,873	$18,232

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses - Year Ended December 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.		Construction
(in thousands)	Resid.	Comm.	Lines	Loans			C&I	Resid.	Comm.	Total
Beginning balance	$3,154	$9,700	$16,375	$1,208	$66	$589	$4,331	$1,559	$1,263	$38,245
Charge-offs	(171)	(110)	(1,094)	(29)	(3)	(599)	(479)	(4)	(69)	(2,558)
Recoveries	2	540	960	34	86	495	1,268	1,377	181	4,943
(Benefit) provision	101	(903)	(565)	584	(140)	234	(894)	(1,498)	(964)	(4,045)

Ending balance	$3,086	$9,227	$15,676	$1,797	$9	$719	$4,226	$1,434	$411	$36,585

Ending balance:
Individ. evaluated for impairment	$974	$410	$1,974	$284	—	$142	$423	$60	—	$4,267

Loans pooled for evaluation	$1,915	$8,408	$13,251	$1,513	$9	$572	$2,569	$332	$322	$28,891

Loans acquired with deteriorated credit quality	$197	$409	$451	—	—	$5	$1,234	$1,042	$89	$3,427

	Loans, net of unearned fees - As of December 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.		Construction
(in thousands)	Resid.	Comm.	Lines	Loans			C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$279,420	$1,335,939	$352,584	$31,314	$112	$33,074	$174,945	$38,618	$35,518	$2,282,524

Individ. evaluated for impairment	$7,188	$41,932	$6,968	$1,278	$18	$323	$1,757	$2,683	$99	$62,246

Loans pooled for evaluation	$268,227	$1,263,090	$336,595	$29,266	$94	$32,677	$165,753	$35,260	$36,419	$2,167,381

Loans acquired with deteriorated credit quality	$4,005	$30,917	$9,021	$770	—	$74	$7,435	$675	—	$52,897

	Allowance for Loan Losses - Year Ended December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.		Construction
(in thousands)	Resid.	Comm.	Lines	Loans			C&I	Resid.	Comm.	Total
Beginning balance	$3,523	$8,782	$21,367	$1,155	$243	$696	$4,703	$1,400	$779	$42,648
Charge-offs	(46)	(2,038)	(2,651)	(94)	(68)	(887)	(1,599)	(20)	(140)	(7,543)
Recoveries	345	994	1,053	41	195	759	340	63	65	3,855
(Benefit) provision	(668)	1,962	(3,394)	106	(304)	21	887	116	559	(715)

Ending balance	$3,154	$9,700	$16,375	$1,208	$66	$589	$4,331	$1,559	$1,263	$38,245

Ending balance:
Individ. evaluated for impairment	$775	$1,198	$1,140	$169	$1	$8	$585	$91	$8	$3,975

Loans pooled for evaluation	$2,039	$7,815	$14,749	$1,039	$65	$581	$2,402	$751	$789	$30,230

Loans acquired with deteriorated credit quality	$340	$687	$486	—	—	—	$1,344	$717	$466	$4,040

	Loans, net of unearned fees - As of December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.		Construction
(in thousands)	Resid.	Comm.	Lines	Loans			C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$195,013	$912,850	$339,866	$14,588	$946	$27,763	$131,878	$31,933	$17,170	$1,672,007

Individ. evaluated for impairment	$7,342	$59,936	$6,918	$778	$60	$90	$3,177	$2,756	$178	$81,235

Loans pooled for evaluation	$183,015	$822,654	$322,865	$13,324	$886	$27,592	$122,166	$27,611	$16,947	$1,537,060

Loans acquired with deteriorated credit quality	$4,656	$30,260	$10,083	$486	—	$81	$6,535	$1,566	$45	$53,712

	Allowance for Loan Losses - Year Ended December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.		Construction
(in thousands)	Resid.	Comm.	Lines	Loans			C&I	Resid.	Comm.	Total
Beginning balance	$2,404	$13,217	$18,258	$1,101	$215	$932	$6,545	$1,817	$1,425	$45,914
Charge-offs	(1,558)	(3,457)	(8,042)	(385)	(83)	(1,202)	(1,251)	(406)	(100)	(16,484)
Recoveries	147	1,020	398	100	215	860	643	412	—	3,795
Provision (benefit)	2,530	(1,998)	10,753	339	(104)	106	(1,234)	(423)	(546)	9,423

Ending balance	$3,523	$8,782	$21,367	$1,155	$243	$696	$4,703	$1,400	$779	$42,648

Ending balance:
Individ. evaluated for impairment	$631	$515	$2,264	$81	$5	$47	$840	$11	$111	$4,505

Loans pooled for evaluation	$2,526	$8,026	$17,862	$995	$238	$649	$2,342	$430	$165	$33,233

Loans acquired with deteriorated credit quality	$366	$241	$1,241	$79	—	—	$1,521	$959	$503	$4,910

	Loans, net of unearned fees – As of December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.		Construction
(in thousands)	Resid.	Comm.	Lines	Loans			C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$131,684	$878,446	$342,025	$13,557	$3,816	$26,713	$135,528	$18,459	$14,595	$1,564,823

Individ. evaluated for impairment	$6,586	$71,077	$10,056	$528	$197	$121	$8,562	$3,596	$607	$101,330

Loans pooled for evaluation	$120,082	$776,137	$318,403	$12,825	$3,619	$26,560	$117,429	$8,281	$10,589	$1,393,925

Loans acquired with deteriorated credit quality	$5,016	$31,232	$13,566	$204	—	$32	$9,537	$6,582	$3,399	$69,568

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

The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:

•	Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•	Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.

•	Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.

•	Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

•	Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators – As of December 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.		Construction
(in thousands)	Resid.	Comm.	Lines	Loans			C&I	Resid.	Comm.	Total
Originated loans:
Pass	$146,949	$883,102	$292,244	$20,976	$66	$27,396	$124,707	$18,112	$24,436	$1,537,988
Special mention	1,122	11,521	3,590	743	11	591	636	622	—	18,836
Substandard	6,523	34,174	9,332	1,840	35	243	1,268	2,401	109	55,925
Loss	—	—	—	—	—	—	—	—	—	—

Total originated	$154,594	$928,797	$305,166	$23,559	$112	$28,230	$126,611	$21,135	$24,545	$1,612,749

PNCI loans:
Pass	$119,643	$359,537	$36,531	$6,813	—	$4,399	$40,628	$16,808	$11,973	$596,332
Special mention	547	12,979	936	147	—	230	268	—	—	15,107
Substandard	631	3,709	930	25	—	141	3	—	—	5,439
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI	$120,821	$376,225	$38,397	$6,985	—	$4,770	$40,899	$16,808	$11,973	$616,878

PCI loans	$4,005	$30,917	$9,021	$770	—	$74	$7,435	$675	—	$52,897

Total loans	$279,420	$1,335,939	$352,584	$31,314	$112	$33,074	$174,945	$38,618	$36,518	$2,282,524

		Credit Quality Indicators – As of December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.		Construction
(in thousands)	Resid.	Comm.	Lines	Loans			C&I	Resid.	Comm.	Total
Originated loans:
Pass	$121,969	$768,596	$203,232	$12,284	$717	$24,653	$121,580	$25,836	$16,571	$1,394,438
Special mention	1,265	15,862	4,529	504	118	756	938	96	343	24,411
Substandard	6,648	40,454	9,446	1,061	111	196	2,122	4,435	211	64,684
Loss	—	—	—	—	—	3	10	—	—	13

Total originated	$129,882	$824,912	$316,207	$13,849	$946	$25,608	$124,650	$30,367	$17,125	$1,483,546

PNCI loans:
Pass	$59,798	$48,548	$12,716	$253	—	$2,020	$380	—	—	$123,715
Special mention	—	5,810	195	—	—	18	313	—	—	6,336
Substandard	677	3,320	665	—	—	36	—	—	—	4,698
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI	$60,475	$57,678	$13,576	$253	—	$2,074	$693	—	—	$134,749

PCI loans	$4,656	$30,260	$10,083	$486	—	$81	$6,535	$1,566	$45	$53,712

Total loans	$195,013	$912,850	$339,866	$14,588	$946	$27,763	$131,878	$31,933	$17,170	$1,672,007

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.		Construction
(in thousands)	Resid.	Comm.	Lines	Loans			C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$1,296	$735	$2,066	$615	$4	$64	$739	—	—	$5,519
60-89 Days	919	—	296	192	—	24	99	—	—	1,530
> 90 Days	100	900	754	202	17	46	61	—	—	2,080

Total past due	$2,315	$1,635	$3,116	$1,009	$21	$134	$899	—	—	$9,129
Current	152,279	927,162	302,050	22,550	91	28,096	125,712	21,135	24,545	1,603,620

Total orig. loans	$154,594	$928,797	$305,166	$23,559	$112	$28,230	$126,611	$21,135	$24,545	$1,612,749

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$3,430	$20,736	$4,336	$1,197	$18	$66	$246	$2,401	$99	$32,529

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$2,041	$260	$275	—	—	$25	$67	—	—	$2,668
60-89 Days	24	—	118	—	—	3	—	—	—	145
> 90 Days	239	—	73	25	—	76	—	—	—	413

Total past due	$2,304	$260	$466	$25	—	$104	$67	—	—	$3,226
Current	118,517	375,965	37,931	6,960	—	4,666	40,832	16,808	11,973	$613,652

Total PNCI loans	$120,821	$376,225	$38,397	$6,985	—	$4,770	$40,899	$16,808	$11,973	$616,878

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$799	$366	$346	$25	—	$110	—	—	—	$1,646

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$2,272	$2,304	$3,121	$264	$24	$40	$296	—	—	$8,321
60-89 Days	284	—	1,070	16	1	16	76	—	$198	1,661
> 90 Days	447	2,213	1,050	312	33	7	749	13	—	4,824

Total past due	$3,003	$4,517	$5,241	$592	$58	$63	$1,121	$13	$198	$14,806
Current	126,879	820,395	310,966	13,257	888	25,545	123,529	30,354	16,927	1,468,740

Total orig. loans	$129,882	$824,912	$316,207	$13,849	$946	25,608	$124,650	$30,367	$17,125	$1,483,546

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$4,697	$30,732	$4,972	$719	$54	$26	$1,280	$2,473	$178	$45,131

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans		Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$799	$512	$313	—	—	$49	—	—	—	$1,673
60-89 Days	—	352	38	—	—	—	—	—	—	390
> 90 Days	—	217	—	—	—	—	—	—	—	217

Total past due	$799	$1,081	$351	—	—	$49	—	—	—	$2,280
Current	59,676	56,597	13,225	$253	—	2,025	$693	—	—	132,469

Total PNCI loans	$60,475	$57,678	$13,576	$253	—	$2,074	$693	—	—	$134,749

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$262	$1,139	$429	—	—	$36	—	—	—	$1,866

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

	Impaired Originated Loans – As of December 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.		Construction
(in thousands)	Resid.	Comm.	Lines	Loans			C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,287	$38,477	$3,001	$750	$14	$25	$412	$2,401	$99	$48,466

Unpaid principal	$5,138	$41,949	$6,094	$1,187	$49	$32	$433	$6,588	$190	$61,660

Average recorded Investment	$3,826	$45,915	$3,355	$651	$35	$21	$1,030	$2,437	$84	$57,354

Interest income Recognized	$38	$995	$26	$6	—	$1	$26	—	$3	$1,095

With an allowance recorded:
Recorded investment	$2,724	$2,943	$3,185	$504	$4	$41	$1,338	$282	—	$11,021

Unpaid principal	$2,865	$3,101	$3,533	$597	$6	$41	$1,438	$282	—	$11,863

Related allowance	$797	$302	$1,769	$284	—	$11	$423	$60	—	$3,646

Average recorded Investment	$2,677	$4,119	$2,982	$365	$4	$25	$1,428	$283	$55	$11,938

Interest income Recognized	$91	$144	$71	$13	—	—	$71	$19	—	$409

	Impaired PNCI Loans – As of December 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.		Construction
(in thousands)	Resid.	Comm.	Lines	Loans			C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$343	$366	$346	$25	—	$37	$7	—	—	$1,124

Unpaid principal	$353	$2,620	$374	$25	—	$54	$7	—	—	$3,433

Average recorded Investment	$246	$753	$287	$12	—	$36	$10	—	—	$1,344

Interest income Recognized	$14	—	$(1)	—	—	—	$1	—	—	$14

With an allowance recorded:
Recorded investment	$834	$146	$436	—	—	$220	—	—	—	$1,636

Unpaid principal	$852	$146	$436	—	—	$220	—	—	—	$1,654

Related allowance	$177	$108	$205	—	—	$131	—	—	—	$621

Average recorded Investment	$516	$148	$319	—	—	$124	—	—	—	$1,107

Interest income Recognized	$8	$8	$20	—	—	$12	—	—	—	$48

	Impaired Originated Loans – As of December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.		Construction
(in thousands)	Resid.	Comm.	Lines	Loans			C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$4,366	$53,352	$3,710	$552	$55	$16	$1,648	$2,473	$69	$66,241

Unpaid principal	$6,489	$58,894	$7,299	$1,249	$123	$21	$1,665	$6,611	$138	$82,489

Average recorded Investment	$4,123	$58,205	$4,410	$463	$93	$18	$2,154	$1,567	$83	$71,116

Interest income Recognized	$336	$3,361	$352	$36	$12	$1	$113	$108	$7	$4,326

With an allowance recorded:
Recorded investment	$2,630	$5,296	$2,779	$226	$4	$10	$1,517	$284	$109	$12,855

Unpaid principal	$2,689	$5,659	$3,053	$291	$6	$10	$1,616	$284	$288	$13,896

Related allowance Average recorded	$648	$1,084	$968	$169	$1	$5	$585	$91	$7	$3,558

Investment	$2,245	$6,077	$3,064	$141	$12	$7	$1,817	$1,499	$188	$15,050

Interest income Recognized	$124	$287	$146	$18	$1	$2	$95	$19	$15	$707

	Impaired PNCI Loans – As of December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.		Construction
(in thousands)	Resid.	Comm.	Lines	Loans			C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$148	$1,139	$227	—	—	$36	$12	—	—	$1,562

Unpaid principal	$158	$3,323	$287	—	—	$45	$12	—	—	$3,825

Average recorded Investment	$37	$1,005	$333	—	—	$39	$7	—	—	$1,421

Interest income Recognized	$11	$233	$21	—	—	$5	$1	—	—	$271

With an allowance recorded:
Recorded investment	$198	$149	$203	—	—	$28	—	—	—	$578

Unpaid principal	$207	$149	$215	—	—	$28	—	—	—	$599

Related allowance	$128	$114	$172	—	—	$3	—	—	—	$417

Average recorded Investment	$275	$250	$162	—	—	$29	—	—	—	$716

Interest income Recognized	$12	$9	$10	—	—	$1	—	—	—	$32

	Impaired Originated Loans – As of December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other	C&I	Construction
(in thousands)	Resid.	Comm.	Lines	Loans		Consum.		Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,520	$66,031	$4,241	$361	$163	$19	$4,238	$3,554	$284	$82,411

Unpaid principal	$5,349	$70,709	$6,691	$781	$311	$40	$4,613	$8,227	$484	$97,205

Average recorded Investment	$6,329	$61,299	$4,311	$329	$263	$42	$7,500	$3,505	$517	$84,095

Interest income Recognized	$71	$2,513	$58	$1	$3	—	$73	$20	$10	$2,749

With an allowance recorded:
Recorded investment	$2,867	$3,258	$5,412	$167	$34	$30	$4,324	$42	$323	$16,457

Unpaid principal	$3,432	$3,556	$7,103	$396	$51	$32	$4,992	$42	$523	$20,127

Related allowance	$603	$352	$2,237	$81	$5	$12	$840	$11	$111	$4,252

Average recorded Investment	$3,890	$7,841	$6,331	$317	$102	$49	$2,800	$1,543	$6,570	$29,443

Interest income Recognized	$67	$129	$103	$16	$1	$1	$100	$6	$5	$428

	Impaired PNCI Loans – As of December 31, 2012
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.		Construction
(in thousands)	Resid.	Comm.	Lines	Loans			C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	—	$1,468	$365	—	—	—	—	—	—	$1,833

Unpaid principal	—	$3,452	$586	—	—	—	—	—	—	$4,038

Average recorded Investment	$16	$2,097	$308	$11	—	$31	$11	—	—	$2,474

Interest income Recognized	—	$133	$5	—	—	—	—	—	—	$138

With an allowance recorded:
Recorded investment	$199	$320	$38	—	—	$72	—	—	—	$629

Unpaid principal	$225	$331	$41	—	—	$76	—	—	—	$673

Related allowance	$28	$163	$27	—	—	$35	—	—	—	$253

Average recorded Investment	$213	$121	$148	—	—	$43	—	—	—	$525

Interest income Recognized	$9	$12	$1	—	—	$2	—	—	—	$24

At December 31, 2014, $45,676,000 of Originated loans were TDRs and classified as impaired. The Company had obligations to lend $54,000 of additional funds on these TDRs as of December 31, 2014. At December 31, 2014, $1,307,000 of PNCI loans were TDRs and classified as impaired. The Company had no obligations to lend additional funds on these TDRs as of December 31, 2014.

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

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the periods indicated:

	TDR Information for the Year Ended December 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction
(dollars in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.	Total
Number	5	7	6	2	—	1	7	1	2	31
Pre-mod outstanding principal balance	$1,048	$1,980	$940	$100	—	$147	$218	$102	$219	$4,754
Post-mod outstanding principal balance	$1,050	$1,890	$967	$102	—	$147	$219	$85	$196	$4,656
Financial impact due to TDR taken as additional provision	$91	$22	—	$(1)	—	$66	$101	—	—	$279
Number that defaulted during the period	2	2	1	—	—	—	1	—	—	6
Recorded investment of TDRs that defaulted during the period	$344	$423	$20	—	—	—	$116	—	—	$903
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	$(8)	—	—	$(8)

	TDR Information for the Year Ended December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction
(dollars in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.	Total
Number	9	11	12	2	—	—	8	—	—	42
Pre-mod outstanding principal balance	$2,173	$13,145	$1,546	$251	—	—	$274	—	—	$17,389
Post-mod outstanding principal balance	$2,177	$13,146	$1,557	$253	—	—	$275	—	—	$17,408
Financial impact due to TDR taken as additional provision	$148	$27	$340	$(1)	—	—	$88	—	—	$602
Number that defaulted during the period	4	8	3	1	—	—	4	1	—	21
Recorded investment of TDRs that defaulted during the period	$443	$1,702	$150	$15	—	—	$1,363	$73	—	$3,746
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	$(3)	$7	—	—	—	—	$3	$5	—	$12

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (dollars in thousands):

	Year ended December 31, 2014			Year ended December 31, 2013
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$5,588	$674	$6,262	$5,957	$1,541	$7,498
Acquisitions	695	—	695	—	—	—
Additions/transfers from loans	5,753	—	5,753	11,224	493	11,717
Dispositions/sales	(7,391)	(217)	(7,608)	(10,992)	(1,279)	(12,271)
Valuation adjustments	(196)	(12)	(208)	(601)	(81)	(682)

Ending balance, net	$4,449	$445	$4,894	$5,588	$674	$6,262

Ending valuation allowance	$(208)	—	$(208)	$(414)	—	$(414)

Ending number of foreclosed assets	28	1	29	28	4	32

Proceeds from sale of foreclosed assets	$9,517	$245	$9,762	$12,483	$1,427	$13,910

Gain on sale of foreclosed assets	$2,125	$28	$2,153	$1,492	$148	$1,640

Note 7 - Premises and Equipment

Premises and equipment were comprised of:

	December 31, 2014	December 31, 2013

	(In thousands)
Land & land improvements	$8,933	$5,975
Buildings	39,638	30,103
Furniture and equipment	28,446	27,881

	77,017	63,959
Less: Accumulated depreciation	(33,570)	(32,397)

	43,447	31,562
Construction in progress	46	50

Total premises and equipment	$43,493	$31,612

Depreciation expense for premises and equipment amounted to $4,648,000, $3,635,000, and $3,250,000 in 2014, 2013, and 2012, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (dollars in thousands):

	Year ended December 31,
	2014	2013
Beginning balance	$52,309	$50,582
Acquisitions	38,075	—
Increase in cash value of life insurance	1,953	1,727

Ending balance	$92,337	$52,309

End of period death benefit	$165,966	$95,513
Number of policies owned	189	133
Insurance companies used	14	6
Current and former employees and directors covered	60	36

As of December 31, 2014, the Bank was the owner and beneficiary of 189 life insurance policies, issued by 14 life insurance companies, covering 60 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these consolidated financial statements for additional information on JBAs.

Note 9 - Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated:

(Dollar in Thousands)	December 31, 2014	Additions	Reductions	December 31, 2013
Goodwill	$63,462	$47,943	—	$15,519

The following table summarizes the Company’s core deposit intangibles as of the dates indicated:

(Dollar in Thousands)	December 31, 2014	Additions	Reductions/ Amortization	Fully Depreciated	December 31, 2013
Core deposit intangibles	$8,074	$6,614	—	—	$1,460
Accumulated amortization	(1,023)	—	$(446)	—	(577)

Core deposit intangibles, net	$7,051	$6,614	$(446)	—	$883

The Company recorded additions to CDI of $6,614,000 in conjunction with the North Valley Bancorp acquisition on October 3, 2014, $898,000 in conjunction with the Citizens acquisition on September 23, 2011, and $562,000 in conjunction with the Granite acquisition on May 28, 2010. The following table summarizes the Company’s estimated core deposit intangible amortization (dollars in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2015	$1,157
2016	1,157
2017	1,109
2018	1,044
2019	948
Thereafter	$1,636

Note 10 - Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

	Years ended December 31,
	2014	2013	2012
Balance at beginning of period	$6,165	$4,552	$4,603
Acquisition	1,944	—	—
Originations	570	1,360	1,965
Change in fair value	(1,301)	253	(2,016)

Balance at end of period	$7,378	$6,165	$4,552

Contractually specified servicing fees, late fees and ancillary fees earned	$1,869	$1,774	$1,666
Balance of loans serviced at:
Beginning of period	$680,197	$666,512	$598,185
End of period	$840,288	$680,197	$666,512
Weighted-average prepayment speed (CPR)	12.0%	10.3%	20.3%
Weighted-average discount rate	10.0%	10.0%	10.0%

The changes in fair value of MSRs that occurred during 2014 and 2013 were mainly due to changes in principal balances and changes in estimate life of the MSRs.

Note 11 - Indemnification Asset

A summary of the activity in the balance of indemnification asset (liability) included in other assets is follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Beginning balance	$206	$1,997	$4,405
Effect of actual covered losses (recoveries) and increase (decrease) in estimated future covered losses	(869)	(1,419)	(245)
Reimbursable (revenue) expenses incurred	69	(159)	69
Payments made (received)	245	(213)	(2,232)

Ending balance	$(349)	$206	$1,997

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	As of December 31,
	2014	2013
Deferred tax asset, net (Note 22)	$37,706	$26,781
Prepaid expense	2,034	2,131
Software	1,327	1,318
Advanced compensation	908	1,175
Capital Trusts	1,690	1,238
Miscellaneous other assets	8,070	3,443

Total other assets	$51,735	$36,086

Note 13 - Deposits

A summary of the balances of deposits follows (in thousands):

	December 31,
	2014	2013
Noninterest-bearing demand	$1,083,900	$789,458
Interest-bearing demand	782,385	533,351
Savings	1,156,126	798,986
Time certificates, $250,000 and over	38,217	31,542
Other time certificates	319,795	257,146

Total deposits	$3,380,423	$2,410,483

Certificate of deposit balances of $5,000,000 and $5,000,000 from the State of California were included in time certificates, $250,000 and over, at December 31, 2014 and 2013, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,216,000 and $1,212,000 were classified as consumer loans at December 31, 2014 and 2013, respectively.

At December 31, 2014, the scheduled maturities of time deposits were as follows (in thousands):

Scheduled Maturities
2015	$282,629
2016	46,606
2017	17,017
2018	6,241
2019	5,516
Thereafter	3

Total	$358,012

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Years ended December 31,
	2014	2013	2012
Balance at beginning of period	$2,415	$3,615	$2,740
Acquisitions	125	—	—
Provision for losses – Unfunded commitments	(395)	(1,200)	875

Balance at end of period	$2,145	$2,415	$3,615

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	December 31,
	2014	2013
Deferred compensation	$7,408	$7,357
Pension liability	26,798	14,634
Joint beneficiary agreements	2,728	2,623
Miscellaneous other liabilities	12,258	7,097

Total other liabilities	$49,192	$31,711

Note 16 - Other Borrowings

A summary of the balances of other borrowings follows:

	December 31,
	2014	2013
	(in thousands)
Other collateralized borrowings, fixed rate, as of December 31, 2014 of 0.05%, payable on January 2, 2014	$9,276	$6,335

Total other borrowings	$9,276	$6,335

The Company did not enter into any other borrowings or repurchase agreements during 2014 or 2013.

The Company had $9,276,000 and $6,335,000 of other collateralized borrowings at December 31, 2014 and 2013, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of December 31, 2014, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $29,298,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 2014, this line provided for maximum borrowings of $865,466,000 of which none was outstanding, leaving $865,466,000 available. As of December 31, 2014, the Company had designated investment securities with a fair value of $108,917,000 and loans totaling $1,217,944,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. As of December 31, 2014, this line provided for maximum borrowings of $138,545,000 of which none was outstanding, leaving $138,545,000 available. As of December 31, 2014, the Company has designated investment securities with fair value of $451,000 and loans totaling $200,282,000 as potential collateral under this collateralized line of credit with the FRB.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $15,000,000 for federal funds transactions at December 31, 2014.

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

As a result of the Company’s acquisition of North Valley Bancorp on October 3, 2014, the Company assumed the junior subordinated debentures issued by North Valley Bancorp to North Valley Capital Trusts II, III & IV with face amounts of $6,186,000, $5,155,000 and $10,310,000, respectively. Also, as a result of the North Valley Bancorp acquisition, the Company acquired common stock interests in North Valley Capital Trusts II, III and IV with face valley of $186,000, $155,000, and $310,000, respectively. At the acquisition date of October 3, 2014, the junior subordinated debentures associated with North Valley Capital Trust II, III and IV were recorded on the Company’s books at their fair values of $5,006,000, $3,918,000, and $6,063,000, respectively. The related fair value discounts to face value of these debentures will be amortized over the remaining time to maturity for each of these debentures using the effective interest method. Similar, and proportional, discounts were applied to the acquired common stock interest in North Valley Capital Trusts II, III and IV, and these discounts will be proportionally amortized over the remaining time to maturity for each related debenture.

TriCo Capital Trusts I and II, and North Valley Capital Trusts II, III and IV are collectively referred to as the Capital Trusts. The recorded book values of the junior subordinated debentures issued by the Capital Trusts are reflected as junior subordinated debt in the Company’s consolidated balance sheets. The common stock issued by the Capital Trusts and owned by the Company is recorded in other assets in the Company’s consolidated balance sheets. The recorded book value of the debentures issued by the Capital Trusts, less the recorded book value of the common stock of the Capital Trusts owned by the Company, continues to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System.

The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

Subordinated Debt Series	Maturity Date	Face Value	Coupon Rate (Variable) 3 mo. LIBOR +	As of December 31, 2014
				Current Coupon Rate	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	3.28%	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	2.78%	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	3.48%	5,015
North Valley Trust III	4/24/2034	5,155	2.80%	3.03%	3,927
North Valley Trust IV	3/15/2036	10,310	1.33%	1.57%	6,092

		$62,889			$56,272

Note 18 - Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $57,616,000 and $38,359,000 were maintained to satisfy Federal regulatory requirements at December 31, 2014 and 2013. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

Lease Commitments— The Company leases 53 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The Company currently does not have any capital leases.

At December 31, 2014, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
(in thousands)
2015	$3,419
2016	2,510
2017	1,856
2018	1,323
2019	859
Thereafter	1,180

Future minimum lease payments	$11,147

Rent expense under operating leases was $4,786,000 in 2014, $4,300,000 in 2013, and $4,332,000 in 2012. Rent expense was offset by rent income of $225,000 in 2014, $216,000 in 2013, and $138,000 in 2012.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	December 31, 2014	December 31, 2013
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$177,557	$136,986
Consumer loans	392,705	360,194
Real estate mortgage loans	36,139	35,309
Real estate construction loans	49,774	22,897
Standby letters of credit	17,531	2,601
Deposit account overdraft privilege	101,060	68,932

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

Legal Proceedings— The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 0.4121 per Class A share. As of December 31, 2014, the value of the Class A shares was $262.20 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $1,447,000 as of December 31, 2014, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

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

On September 15, 2014, a former Personal Banker at one of the Bank’s in-store branches filed a Class Action Complaint against the Bank in Butte County Superior Court, alleging causes of action related to the observance of meal periods. Plaintiff seeks to represent a class of “current and former hourly-paid or non-exempt ‘personal bankers’, or employees with the same or similar job duties, employed by Defendants within the State of California during the preceding four years.” The Bank filed an Answer to the Complaint on November 6, 2014, denies the charges, and the Bank intends to vigorously defend the lawsuit against class certification and liability.

On January 20, 2015, a current Personal Banker at one of the Bank’s in-store branches filed a First Amended Complaint against Tri Counties Bank and TriCo Bancshares, dba Tri Counties Bank, in Sacramento County Superior Court, alleging causes of action related to wage statement violations. Plaintiff seeks to represent a class of current and former exempt and non-exempt employees who worked for the Bank “during the time period beginning October 18, 2013 through the date of the filing of this action”. The Company and the Bank have not yet responded to the First Amended Complaint, deny the charges, and intend to vigorously defend the lawsuit against class certification and liability.

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

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $8,270,000, $8,175,000, and $8,522,000 in 2014, 2013, and 2012, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight. Absent approval from the Commissioner of Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2014, the Bank may pay dividends of $52,798,000.

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

On June 4, 2014, the Company entered into an amendment to its Rights Agreement that accelerated the expiration of the Rights from July 10, 2021 to July 1, 2014 and had the effect of terminating the Rights Agreement as of that date. At the time of the termination, all Rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired.

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

Stock Repurchased Under Equity Compensation Plans

During the years ended December 31, 2014, 2013, and 2012, employees tendered 103,268, 172,941, and 14,120, respectively, of the Company’s common stock with market value of $2,551,000, $3,490,000, and $224,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not counted in the total of stock repurchased under the stock repurchase plan announced August 21, 2007.

Note 20 - Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit (RSU) awards and stock appreciation rights. RSUs that vest based solely on the grantee remaining in the service of the Company for a certain amount of time, are referred to as “service condition vesting RSUs”. RSUs that vest based on the grantee remaining in the service of the Company for a certain amount of time and a market condition such as the total return of the Company’s common stock versus the total return of an index of bank stocks, are referred to as “market plus service condition vesting RSUs”. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a

Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of December 31, 2014, 706,000 options for the purchase of common shares, and 46,286 restricted stock units were outstanding, and 822,428 shares remain available for issuance, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of December 31, 2014, 396,850 options for the purchase of common shares were outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Stock option activity is summarized in the following table for the dates indicated:

	Number of Shares	Option Price per Share			Weighted Average Exercise Price
Outstanding at December 31, 2013	1,246,370	$12.63	to	$25.91	$18.04
Options granted	22,500	$23.21	to	$23.21	$23.21
Options exercised	(166,020)	$14.54	to	$20.58	$17.32
Options forfeited	—	—	to	—	-
Outstanding at September 30, 2014	1,102,850	$12.63	to	$25.91	$18.25

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of December 31, 2014:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	818,350	284,500	1,102,850
Weighted average exercise price	$18.62	$17.19	$18.25
Intrinsic value (in thousands)	$5,007	$2,136	$7,143
Weighted average remaining contractual term (yrs.)	4.5	7.6	5.3

The 284,500 options that are currently not exercisable as of December 31, 2014 are expected to vest, on a weighted-average basis, over the next 2.6 years, and the Company is expected to recognize $1,783,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2013 or 2014.

The following table shows the total intrinsic value of options exercised, the total fair value of options vested, total compensation costs for options recognized in income, and total tax benefit recognized in income related to compensation costs for options during the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Intrinsic value of options exercised	$1,209,000	$1,777,000	$138,000
Fair value of options that vested	$965,000	$1,150,000	$1,083,000
Total compensation costs for options recognized in income	$965,000	$1,150,000	$1,083,000
Total tax benefit recognized in income related to compensation costs for options	$378,000	$484,000	$455,000
Weighted average fair value of grants (per option)	$8.17	$8.91	$6.63

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

	Years Ended December 31,
	2014	2013	2012
Assumptions used to value option grants:
Average expected terms (years)	6.3	7.0	8.8
Volatility	42.1%	56.2%	51.5%
Annual rate of dividends	1.90%	1.87%	2.36%
Discount rate	1.69%	1.26%	1.49%

Restricted stock unit (RSU) activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2013	—	—	—	—
RSUs granted	30,642	$22.54	15,366	$21.39
RSUs added through dividend credits	278		—
RSUs released	—		—
RSUs forfeited/expired	—		—
Outstanding at December 31, 2014	30,920		15,366

The 30,642 of service condition vesting RSUs granted during 2014 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The 30,920 of service condition vesting RSUs that are currently outstanding as of December 31, 2014 are expected to vest, and be released, on a weighted-average basis, over the next 2.8 years. The Company is expected to recognize $566,000 of pre-tax compensation costs related to these service condition vesting RSUs between December 31, 2014 and their vesting dates. During the three months ended December 31, 2014, the Company modified 13,749 service condition vesting RSUs that were granted on August 11, 2014 such that their vesting schedule was changed from 100% vesting on August 11, 2018 to 25% vesting on each of August 11, 2015, 2016, 2017 and 2018.

The 15,366 of market plus service condition vesting RSUs that are currently outstanding as of December 31, 2014 are expected to vest, and be released, on a weighted-average basis, over the next 2.6 years. The Company is expected to recognize $286,000 of pre-tax compensation costs related to these RSUs between December 31, 2014 and their vesting dates. As of December 31, 2014, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 23,049 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2014.

Note 21 - Noninterest Income and Expense

The components of other noninterest income were as follows (in thousands):	Years Ended December 31,
	2014	2013	2012
Service charges on deposit accounts	$11,811	$12,716	$14,290
ATM and interchange fees	9,651	8,370	7,762
Other service fees	2,206	2,144	2,223
Mortgage banking service fees	1,869	1,774	1,666
Change in value of mortgage servicing rights	(1,301)	253	(2,016)

Total service charges and fees	24,236	25,257	23,925

Gain on sale of loans	2,032	5,602	6,810
Commissions on sale of non-deposit investment products	2,995	2,983	3,209
Increase in cash value of life insurance	1,953	1,727	1,820
Change in indemnification asset	(856)	(1,649)	(286)
Gain on sale of foreclosed assets	2,153	1,640	786
Sale of customer checks	450	377	346
Lease brokerage income	504	337	276
Gain (loss) on disposal of fixed assets	49	(39)	(420)
Commission rebates	—	—	(56)
Gain on life insurance death benefit	—	—	675
Other	1,000	594	895

Total other noninterest income	10,280	11,572	14,055

Total noninterest income	$34,516	$36,829	$37,980

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights, totaling $568,000, $2,027,000, and ($350,000) were recorded in service charges and fees noninterest income for the years ended December 31, 2014, 2013, and 2012, respectively.

The components of noninterest expense were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Base salaries, net of deferred loan origination costs	$39,342	$34,404	$33,093
Incentive compensation	5,068	4,694	5,138
Benefits and other compensation costs	13,134	12,838	11,721

Total salaries and benefits expense	57,544	51,936	49,952

Occupancy	8,203	7,405	7,263
Equipment	4,514	4,162	4,444
Data processing and software	6,512	4,844	4,793
Assessments	2,107	2,248	2,393
ATM network charges	2,996	2,480	2,390
Advertising	2,413	1,981	2,876
Professional fees	3,888	2,707	2,879
Telecommunications	2,870	2,449	2,250
Postage	949	786	920
Courier service	1,055	988	1,013
Foreclosed assets expense	528	514	1,474
Intangible amortization	446	209	209
Operational losses	764	618	787
Provision for foreclosed asset losses	208	682	1,728
Change in reserve for unfunded commitments	(395)	(1,200)	875
Legal settlement	—	339	2,090
Merger expense	4,858	312	—
Other	10,919	10,144	9,662

Total other noninterest expense	52,835	41,668	48,046

Total noninterest expense	$110,379	$93,604	$97,998

Merger expense:
Incentive compensation	$1,174	—	—
Benefits and other compensation costs	94	—	—
Data processing and software	475	—	—
Professional fees	2,390	$312	—
Other	725	—	—

Total merger expense	$4,858	$312	—

Note 22 - Income Taxes

The components of consolidated income tax expense are as follows:

	2014	2013	2012
	(in thousands)
Current tax expense
Federal	$14,485	$11,618	$9,895
State	5,016	4,261	3,425

	19,501	15,879	13,320

Deferred tax expense (benefit)
Federal	(794)	1,976	(235)
State	(199)	550	(148)

	(993)	2,526	(383)

Total tax expense	$18,508	$18,405	$12,937

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes. The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit.

Taxes recorded directly to shareholders’ equity are not included in the preceding table. These taxes (benefits) relating to changes in unfunded status of the supplemental retirement plans amounting to $(2,984,000) in 2014, $1,269,000 in 2013, and $(2,000) in 2012, taxes (benefits) related to unrealized gains and losses on available-for-sale investment securities amounting to $(68,000) in 2014, $(1,780,000) in 2013, and $(880,000) in 2012, taxes (benefits) related to employee stock options of $97,000 in 2014, $138,000 in 2013, and $13,000 in 2012, and taxes (benefits) related to changes in joint beneficiary agreement liability of $0 in 2014, $0 in 2013, and $64,000 in 2012, were recorded directly to shareholders’ equity.

The temporary differences, tax effected, which give rise to the Company’s net deferred tax asset recorded in other assets are as follows as of December 31 for the years indicated:

	2014	2013
	(in thousands)
Deferred tax assets:
Allowance for losses	$16,284	$17,096
Deferred compensation	3,115	3,093
Accrued pension liability	7,925	5,817
Accrued bonus	1,149	1,037
Other accrued expenses	124	—
Unfunded status of the supplemental retirement plans	3,315	331
State taxes	1,713	1,390
Stock option expense	2,534	2,225
Nonaccrual interest	2,714	1,840
OREO write downs	198	331
Acquisition cost basis	6,017	699
Tax credits	490	—
Net operating loss carryforwards	7,128	—
Other	625	—

Total deferred tax assets	53,331	33,859

Deferred tax liabilities:
Securities income	(1,362)	(986)
Unrealized gain on securities	(1,699)	(1,767)
Depreciation	(3,072)	(392)
Merger related fixed asset valuations	(54)	(379)
Securities accretion	(287)	(256)
Mortgage servicing rights valuation	(2,977)	(2,416)
Indemnification asset	147	(87)
Core deposit intangible	(2,802)	(193)
Junior subordinated debt	(2,782)	—
Prepaid expenses and other	(737)	(602)

Total deferred tax liability	(15,625)	(7,078)

Net deferred tax asset	$37,706	$26,781

As part of the merger with North Valley, TriCo acquired federal and state net operating loss carryforwards, capital loss carryforwards, and tax credit carryforwards. These tax attribute carryforwards will be subject to provisions of the tax law that limit the use of such losses and credits generated by a company prior to the date certain ownership changes occur. The amount of the Company’s net operating loss carryforwards that would be subject to these limitations as of December 31, 2014 are $13.7 million and $35.2 million for federal and California, respectively. The amount of the Company’s capital loss carryforwards that would be subject to these limitations as of December 31, 2014 are $131,000 and $404,000 for federal and California, respectively. The amount of the Company’s tax credits that would be subject to these limitations as of December 31, 2014 are $69,000 and $2.7 million for federal and California, respectively. Due to the limitation, a significant portion of the state tax credits will expire regardless of whether the Company generates future taxable income. As such, the Company has recorded the future benefit of these tax credits at the value which is more likely than not to be realized. These tax loss and tax credit carryforwards expire at various dates beginning in 2015.

The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, including the tax attribute carryforwards acquired as part of the North Valley merger.

As part of the North Valley merger, TriCo inherited an unrecognized tax benefit for tax positions claimed on prior year tax returns filed by North Valley. The Company had an unrecognized tax benefit of $245,000 as of December 31, 2014, the recognition of which would reduce the Company’s tax expense by $158,000. Management does not expect the unrecognized tax benefit will materially change in the next 12 months. A summary of changes in the Company’s unrecognized tax benefit (including interest and penalties) in 2014 is as follows:

(in thousands)	UTB	Interest/Penalties	Total
As of December 31, 2013	—	—	—
Additions for tax positions for prior years	227	18	245

As of December 31, 2014	227	18	245

During the years ended December 31, 2014 and December 31, 2013, the Company recognized no interest and penalties related to taxes. During the year ended December 31, 2012, the Company recognized interest and penalties related to taxes of $22,000 and $5,000, respectively. The Company files income tax returns in the U.S. federal jurisdiction, and California. With few exceptions, the Company is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years before 2011 and 2010, respectively.

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2014, 2013 and 2012 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Years Ended December 31,
	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	7.0	6.8	6.7
Tax-exempt interest on municipal obligations	(0.4)	(0.4)	(0.5)
Tax-exempt life insurance related income	(1.5)	(1.3)	(2.0)
Non-deductible joint beneficiary agreement expense	0.2	0.2	0.3
Non-deductible merger expense	1.0	—	—
Other	0.2	(0.1)	1.0

Effective Tax Rate	41.5%	40.2%	40.5%

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

	Years ended December 31,
	2014	2013	2012
Net income (in thousands)	$26,108	$27,399	$18,994

(number of shares in thousands)
Average number of common shares outstanding	17,716	16,045	15,988
Effect of dilutive stock options	207	152	64

Average number of common shares outstanding used to calculate diluted earnings per share	17,923	16,197	16,052

Based on an average of quarterly computations, there were 95,600, 407,985 and 967,120 options and restricted stock units excluded from the computation of annual diluted earnings per share for the years ended December 31, 2014, 2013 and 2012, respectively, because the effect of these options and restricted stock units were antidilutive.

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

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Unrealized holding (losses) gains on available for sale securities before reclassifications	$(162)	$(4,232)	$(2,096)
Amounts reclassified out of accumulated other comprehensive income	—	—	—

Unrealized holding (losses) gains on available for sale securities after reclassifications	(162)	(4,232)	(2,096)
Tax effect	68	1,780	880

Unrealized holding (losses) gains on available for sale securities, net of tax	(94)	(2,452)	(1,216)

Change in unfunded status of the supplemental retirement plans before reclassifications	(7,253)	2,575	(445)
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	138	153	153
Amortization of actuarial losses	17	291	288

Total amounts reclassified out of accumulated other comprehensive income	155	444	441

Change in unfunded status of the supplemental retirement plans after reclassifications	(7,098)	3,019	(4)
Tax effect	2,984	(1,269)	2

Change in unfunded status of the supplemental retirement plans, net of tax	(4,114)	1,750	(2)

Change in joint beneficiary agreement liability before reclassifications	148	400	(370)
Amounts reclassified out of accumulated other comprehensive income	—	—	—

Change in joint beneficiary agreement liability after reclassifications	148	400	(370)
Tax effect	—	—	(64)

Change in joint beneficiary agreement liability, net of tax	148	400	(434)

Total other comprehensive (loss) income	$(4,060)	$(302)	$(1,652)

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	December 31,
	2014	2013
	(in thousands)
Net unrealized gains on available for sale securities	$4,040	$4,202
Tax effect	(1,699)	(1,767)

Unrealized holding gains on available for sale securities, net of tax	2,341	2,435

Unfunded status of the supplemental retirement plans	(7,885)	(787)
Tax effect	3,315	331

Unfunded status of the supplemental retirement plans, net of tax	(4,570)	(456)

Joint beneficiary agreement liability	26	(122)
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	26	(122)

Accumulated other comprehensive income	$(2,203)	$1,857

Note 25 – Retirement Plans

401(k) Plan

The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. During 2014, 2013, and 2012 the Company did not contribute to the 401(k) Plan. The Company did not incur any material expenses attributable to the 401(k) Plan during 2014, 2013, and 2012.

Employee Stock Ownership Plan

Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $1,294,000 in 2014, $1,648,000 in 2013, and $1,229,000 in 2012, are included in salary expense. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans

The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $7,408,000 and $7,357,000 at December 31, 2014 and 2013, respectively. Earnings credits on deferred balances totaling $551,000 in 2014, $568,000 in 2013, and $599,000 in 2012.

Supplemental Retirement Plans

The Company has supplemental retirement plans for certain directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the supplemental retirement obligations were $92,337,000 and $52,309,000 at December 31, 2014 and 2013, respectively.

The Company recorded in other liabilities the unfunded status of the supplemental retirement plans of $7,885,000 and $787,000 related to the supplemental retirement plans as of December 31, 2014 and 2013, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities.

At December 31, 2014 and 2013, the unfunded status of the supplemental retirement plans of $7,885,000 and $787,000 were offset by a reduction of shareholders’ equity accumulated other comprehensive loss of $4,570,000 and $456,000, respectively, representing the after-tax impact of the unfunded status of the supplemental retirement plans, and the related deferred tax asset of $3,315,000 and $331,000, respectively. Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company’s defined benefit pension plans are presented in the following table. The Company expects to recognize approximately $823,000 of the net actuarial loss reported in the following table as of December 31, 2014 as a component of net periodic benefit cost during 2015.

	December 31,
(in thousands)	2014	2013
Transition obligation	$9	$11
Prior service cost	(173)	(35)
Net actuarial loss	8,049	811

Amount included in accumulated other comprehensive loss	$7,885	787
Deferred tax benefit	(3,315)	(331)

Amount included in accumulated other comprehensive loss, net of tax	$4,570	$456

Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

	December 31,
	2014	2013
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(14,634)	$(16,345)
Acquisition	(4,150)	—
Service cost	(652)	(742)
Interest cost	(739)	(643)
Actuarial (loss)/gain	(7,254)	2,573
Benefits paid	631	523

Benefit obligation at end of year	$(26,798)	$(14,634)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—

Fair value of plan assets at end of year	$—	$—

Funded status	$(26,798)	$(14,634)
Unrecognized net obligation existing at January 1, 1986	9	11
Unrecognized net actuarial loss	8,049	811
Unrecognized prior service cost	(173)	(35)
Accumulated other comprehensive income	(7,885)	(787)

Accrued benefit cost	$(26,798)	$(14,634)

Accumulated benefit obligation	$(24,739)	$(12,954)

The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$652	$743	$680
Interest cost on projected benefit obligation	739	643	687
Amortization of net obligation at transition	2	2	2
Amortization of prior service cost	138	153	153
Recognized net actuarial loss	16	291	288

Net periodic pension cost	$1,547	$1,832	$1,810

The following table sets forth assumptions used in accounting for the plans:

	Years Ended December 31,
	2014	2013	2012
Discount rate used to calculate benefit obligation	3.65%	4.85%	4.00%
Discount rate used to calculate net periodic pension cost	3.65%	4.85%	4.00%
Average annual increase in executive compensation	2.50%	2.50%	2.50%
Average annual increase in director compensation	2.50%	2.50%	2.50%

The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

Years Ended	Expected Benefit Payments to Participants	Estimated Company Contributions
	(in thousands)
2015	$1,145	$1,145
2016	1,036	1,036
2017	1,001	1,001
2018	1,330	1,330
2019	519	519
2020-2024	$3,719	$3,719

Note 26 – Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for the periods indicated (in thousands):

Balance December 31, 2012	$2,368
Advances/new loans	1,154
Removed/payments	(886)

Balance December 31, 2013	$2,636
Advances/new loans	2,106
Removed/payments	(1,610)

Balance December 31, 2014	$3,132

Director Chrysler is a principal owner and CEO of Modern Building Inc. Modern Building Inc. provided construction services to the Company related to new and existing Bank facilities for aggregate payments of $1,181,000, $4,261,000, and $3,587,000 during 2014, 2013 and 2012, respectively.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at December 31, 2014	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$75,120	—	$75,120	—
Obligations of states and political subdivisions	3,175	—	3,175	—
Corporate debt securities	1,908	—	1,908	—
Marketable equity securities	3,002	$3,002	—	—
Mortgage servicing rights	7,378	—	—	$7,378

Total assets measured at fair value	$90,583	$3,002	$80,203	$7,378

Fair value at December 31, 2013	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$97,143	—	$97,143	—
Obligations of states and political subdivisions	5,589	—	5,589	—
Corporate debt securities	1,915	—	1,915	—
Mortgage servicing rights	6,165	—	—	6,165

Total assets measured at fair value	$110,812	—	$104,647	$6,165

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during 2014 or 2013.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2014 and 2013. Had there been any transfer into or out of Level 3 during 2014 or 2013, the amount included in the “Transfers into (out of) Level 3” column would represent the beginning balance of an item in the period (interim quarter) during which it was transferred (in thousands):

Year ended December 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2014: Mortgage servicing rights	$6,165	$1,944	$(1,301)	$570	$7,378
2013: Mortgage servicing rights	$4,552	—	$253	$1,360	$6,165

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

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2014:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$7,378	Discounted cash flow	Constant prepayment rate	5.7%-23.4%, 12.0%
			Discount rate	10.0%-12.0%, 10.0%

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

Year ended December 31, 2014	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$2,480	—	—	$2,480	$(636)
Foreclosed assets	2,611	—	—	2,611	$(137)

Total assets measured at fair value	$5,091	—	—	$5,091	$(773)

Year ended December 31, 2013	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$20,334	—	—	$20,334	$(2,539)
Foreclosed assets	948	—	—	948	(397)

Total assets measured at fair value	$21,282	—	—	$21,282	$(2,936)

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2014:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$2,480	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(42.5)%, (10.1)%
		Income approach	Capitalization rate	9.09%-9.09%, 9.09%
Foreclosed assets	$2,611	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(29.4)%, (8.2)%

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

Restricted Equity Securities—It is not practical to determine the fair value of restricted equity securities due to restrictions placed on its transferability.

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$93,150	$93,150	$76,915	$76,915
Cash at Federal Reserve and other banks	517,578	517,578	521,453	521,453
Level 2 inputs:
Securities held to maturity	676,426	688,779	240,504	233,807
Restricted equity securities	16,956	N/A	9,163	N/A
Loans held for sale	3,579	3,579	2,270	2,270
Level 3 inputs:
Loans, net	2,282,524	2,379,155	1,672,007	1,760,274
Indemnification (liability) asset	(349)	(349)	206	206
Financial liabilities:
Level 2 inputs:
Deposits	3,380,423	3,380,486	2,410,483	2,411,402
Other borrowings	9,276	9,276	6,335	6,335
Level 3 inputs:
Junior subordinated debt	56,272	45,053	41,238	25,774

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$656,175	$6,562	$555,386	$5,554
Standby letters of credit	17,531	175	2,601	26
Overdraft privilege commitments	101,060	1,011	68,932	689

Note 28 - TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets

	December 31,
	2014	2013
	(in thousands)
Assets
Cash and Cash equivalents	$2,229	$2,520
Investment in Tri Counties Bank	470,797	288,746
Other assets	1,902	1,280

Total assets	$474,928	$292,546

Liabilities and shareholders’ equity
Other liabilities	$484	$362
Junior subordinated debt	56,272	41,238

Total liabilities	56,756	41,600

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 22,714,964 and 16,076,662 shares, respectively	244,318	89,356
Retained earnings	176,057	159,733
Accumulated other comprehensive loss, net	(2,203)	1,857

Total shareholders’ equity	418,172	250,946

Total liabilities and shareholders’ equity	$474,928	$292,546

Condensed Statements of Income

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Interest expense	$(1,403)	$(1,247)	$(1,325)
Administration expense	(2,720)	(862)	(669)

Loss before equity in net income of Tri Counties Bank	(4,123)	(2,109)	(1,994)
Equity in net income of Tri Counties Bank:
Distributed	8,270	8,175	8,522
Undistributed	20,720	20,446	11,632
Income tax benefit	1,241	887	834

Net income	$26,108	$27,399	$18,994

Condensed Statements of Comprehensive Income

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$26,108	$27,399	$18,994
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities arising during the period	(94)	(2,452)	(1,216)
Change in minimum pension liability	(4,114)	1,750	(2)
Change in joint beneficiary agreement liability	148	400	(434)

Other comprehensive (loss) income	(4,060)	(302)	(1,652)

Net income	$22,048	$27,097	$17,342

Condensed Statements of Cash Flows

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities:
Net income	$26,108	$27,399	$18,994
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in earnings of Tri Counties Bank	(20,720)	(20,446)	(11,632)
Stock option vesting expense	1,133	1,151	1,083
Stock option excess tax benefits	(225)	(356)	(44)
Net change in other assets and liabilities	671	(1,100)	(1,089)

Net cash provided by operating activities	6,967	6,648	7,312
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	616	251	206
Stock option excess tax benefits	225	356	44
Repurchase of common stock	(292)	(501)	—
Cash dividends paid — common	(7,807)	(6,745)	(5,757)

Net cash used for financing activities	(7,258)	(6,639)	(5,507)

(decrease) increase in cash and cash equivalents	(291)	9	1,805
Cash and cash equivalents at beginning of year	2,520	2,511	706

Cash and cash equivalents at end of year	$2,229	$2,520	$2,511

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2014, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that date that Management believes have changed the institution’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2014:
Total Capital (to Risk Weighted Assets):
Consolidated	$436,955	15.63%	$223,603	8.0%	N/A	N/A
Tri Counties Bank	$433,286	15.51%	$223,449	8.0%	$279,311	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$401,971	14.38%	$111,801	4.0%	N/A	N/A
Tri Counties Bank	$398,325	14.26%	$111,724	4.0%	$167,587	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$401,971	10.80%	$148,819	4.0%	N/A	N/A
Tri Counties Bank	$398,325	10.71%	$148,734	4.0%	$185,918	5.0%

As of December 31, 2013:
Total Capital (to Risk Weighted Assets):
Consolidated	$297,429	14.77%	$161,064	8.0%	N/A	N/A
Tri Counties Bank	$295,212	14.67%	$160,961	8.0%	$201,201	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$272,071	13.51%	$80,532	4.0%	N/A	N/A
Tri Counties Bank	$269,870	13.41%	$80,480	4.0%	$120,720	6.0%
Tier 1 Capital (to Average Assets):
Consolidated	$272,071	10.17%	$107,017	4.0%	N/A	N/A
Tri Counties Bank	$269,870	10.09%	$106,965	4.0%	$133,706	5.0%

Note 30 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the four quarters of 2014 and 2013, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2014 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$107	$290	$69	$203
Discount accretion PCI – other	919	822	811	984
Discount accretion PNCI	796	402	624	379
All other loan interest income	28,914	23,466	22,929	22,172

Total loan interest income	30,736	24,980	24,433	23,738
Debt securities, dividends and interest bearing cash at Banks (not FTE)	5,671	4,151	3,985	3,421

Total interest income	36,407	29,131	28,418	27,159
Interest expense	1,437	1,082	1,075	1,087

Net interest income	34,970	28,049	27,343	26,072
(Benefit from) provision for loan losses	(1,421)	(2,977)	1,708	(1,355)

Net interest income after provision for loan losses	36,391	31,026	25,635	27,427
Noninterest income	9,755	8,589	7,877	8,295
Noninterest expense	36,566	25,380	25,116	23,317

Income before income taxes	9,580	14,235	8,396	12,405
Income tax expense	3,930	6,001	3,537	5,040

Net income	$5,650	$8,234	$4,859	$7,365

Per common share:
Net income (diluted)	$0.25	$0.50	$0.30	$0.45

Dividends	$0.11	$0.11	$0.11	$0.11

	2013 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$255	$140	$129	$167
Discount accretion PCI – other	893	898	732	597
Discount accretion PNCI	568	1,115	815	766
All other loan interest income	22,754	22,970	22,207	22,542

Total loan interest income	24,470	25,123	23,883	24,072
Debt securities, dividends and interest bearing cash at Banks (not FTE)	2,992	2,413	1,873	1,734

Total interest income	27,462	27,536	25,756	25,806
Interest expense	1,123	1,169	1,167	1,237

Net interest income	26,339	26,367	24,589	24,569
Provision for (benefit from) loan losses	172	(393)	614	(1,108)

Net interest income after provision for loan losses	26,167	26,760	23,975	25,677
Noninterest income	7,353	9,127	10,131	10,218
Noninterest expense	24,878	23,616	23,509	21,601

Income before income taxes	8,642	12,271	10,597	14,294
Income tax expense	3,406	4,910	4,272	5,817

Net income	$5,236	$7,361	$6,325	$8,477

Per common share:
Net income (diluted)	$0.32	$0.45	$0.39	$0.53

Dividends	$0.11	$0.11	$0.11	$0.09

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company has excluded the current year acquisition of North Valley Bancorp representing approximately 24% of total assets at December 31, 2014 from the scope of management’s report on internal control over financial reporting. Based on this evaluation under the framework in the 2013 Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2014.

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

Crowe Horwath LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2014, and the Company’s effectiveness of internal control over financial reporting as of December 31, 2014, as stated in its report, which is included herein.

/s/ Richard P. Smith
Richard P. Smith
President and Chief Executive Officer

/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer

March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of TriCo Bancshares as of December 31, 2014 and 2013, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited TriCo Bancshares’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TriCo Bancshares’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

As permitted, the Company has excluded the operations of North Valley Bank acquired during 2014, which is described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TriCo Bancshares as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, TriCo Bancshares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Sacramento, California

March 13, 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2014, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

(b) Management’s Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Management’s report on internal control over financial reporting is set forth on page 101 of this report and is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in its report, which is set forth on page 102 of this report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM  9B. OTHER INFORMATION

All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2014 was so disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2015 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2015 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2015 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2015 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2015 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

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

Date: March 13, 2015		TRICO BANCSHARES

	By:	/s/ Richard P. Smith
Richard P. Smith, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 13, 2015	/s/ Richard P. Smith
Richard P. Smith, President, Chief Executive
Officer and Director (Principal Executive Officer)

Date: March 13, 2015	/s/ Thomas J. Reddish
Thomas J. Reddish, Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)

Date: March 13, 2015	/s/ Donald J. Amaral
Donald J. Amaral, Director

Date: March 13, 2015	/s/ William J. Casey
William J. Casey, Director and Chairman of the Board

Date: March 13, 2015	/s/ Craig S. Compton
Craig S. Compton, Director

Date: March 13, 2015	/s/ L. Gage Chrysler
L. Gage Chrysler, Director

Date: March 13, 2015	/s/ Cory W. Giese
Cory W. Giese, Director

Date: March 13, 2015	/s/ John S.A. Hasbrook
John S.A. Hasbrook, Director

Date: March 13, 2015	/s/ Patrick A. Kilkenny
Patrick A. Kilkenny, Director

Date: March 13, 2015	/s/ Michael W. Koehnen
Michael W. Koehnen, Director

Date: March 13, 2015	/s/ Martin A. Mariani
Martin A. Mariani, Director

Date: March 13, 2015	/s/ W. Virginia Walker
W. Virginia Walker, Director

Date: March 13, 2015	/s/ J. M. “Mike” Wells, Jr.
J. M. “Mike” Wells, Jr., Director

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed June 3, 2010).

2.2	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Citizens Bank of Northern California, Nevada City, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of September 23, 2011, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed September 27, 2011).

2.3	Agreement and Plan of Merger and Reorganization by and between TriCo and North Valley Bancorp dated January 21, 2014 (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed January 21, 2014).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 17, 2009).

3.2	Bylaws of TriCo, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).

4.1	Instruments defining the rights of holders of the long-term debt securities of the TriCo and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. TriCo hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1*	Form of Change of Control Agreement dated as of July 17, 2013, among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, Richard O’Sullivan, Thomas Reddish, and Ray Rios (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).

10.2*	TriCo’s 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063)).

10.3*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.4*	TriCo’s 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.5*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.6*	Transaction Bonus Agreement between TriCo Bancshares and Richard P. Smith dated as of August 7, 2014 (incorporated by reference to Exhibit 10.4 to TriCo’s Form 8-K filed on August 13, 2014).

10.7*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.8*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.9*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.10*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.12*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.13*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.14*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.15*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

Exhibit No.	Exhibit
10.18*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.19*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.20*	Form of Stock Option Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed May 25, 2010).

10.21*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Employee Executives pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.22*	Form of Restricted Stock Unit Agreement and Grant Notice for Directors pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.23*	Form of 2014 Performance Award Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to TriCo’s Current Report on Form 8-K filed August 13, 2014).

21.1	List of Subsidiaries

23.1	Independent Registered Public Accounting Firm’s Consent

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement