Form 10-Q
period 2015-03-31
TRICO BANCSHARES /
filed 2015-05-11
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: March 31, 2015

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

Common stock, no par value: 22,740,503 shares outstanding as of April 24, 2015

TriCo Bancshares

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the “Company”) that are subject to the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current knowledge and belief of the Company’s management (“Management”) and include information concerning the Company’s possible or assumed future financial condition and results of operations. When you see any of the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions, it may mean the Company is making forward-looking statements. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A of this report for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those suggested by any forward-looking statement made in this report. Such Form 10-K and this report should be read in their entirety to put any forward-looking statements in context and to gain a more complete understanding of the risks and uncertainties involved in the Company’s business. Any forward-looking statement may turn out to be wrong and cannot be guaranteed. The Company does not intend to update any forward-looking statement after the date of this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At March 31, 2015	At December 31, 2014
	(in thousands, except share data)
Assets:
Cash and due from banks	$84,682	$93,150
Cash at Federal Reserve and other banks	196,546	517,578

Cash and cash equivalents	281,228	610,728
Investment securities:
Available for sale	225,126	83,205
Held to maturity	802,482	676,426
Restricted equity securities	16,956	16,956
Loans held for sale	5,413	3,579
Loans	2,320,883	2,282,524
Allowance for loan losses	(36,055)	(36,585)

Total loans, net	2,284,828	2,245,939
Foreclosed assets, net	5,892	4,894
Premises and equipment, net	42,846	43,493
Cash value of life insurance	93,012	92,337
Accrued interest receivable	9,794	9,275
Goodwill	63,462	63,462
Other intangible assets, net	6,762	7,051
Mortgage servicing rights	7,057	7,378
Other assets	51,002	51,735

Total assets	$3,895,860	$3,916,458

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,034,012	$1,083,900
Interest-bearing	2,315,476	2,296,523

Total deposits	3,349,488	3,380,423
Accrued interest payable	852	978
Reserve for unfunded commitments	2,015	2,145
Other liabilities	53,256	49,192
Other borrowings	9,096	9,276
Junior subordinated debt	56,320	56,272

Total liabilities	3,471,027	3,498,286

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
22,740,503 at March 31, 2015	245,316
22,714,964 at December 31, 2014		244,318
Retained earnings	181,600	176,057
Accumulated other comprehensive loss, net of tax	(2,083)	(2,203)

Total shareholders’ equity	424,833	418,172

Total liabilities and shareholders’ equity	$3,895,860	$3,916,458

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended March 31,
	2015	2014
Interest and dividend income:
Loans, including fees	$31,165	$23,738
Debt securities:
Taxable	5,799	2,822
Tax exempt	161	136
Dividends	336	154
Interest bearing cash at
Federal Reserve and other banks	264	309

Total interest and dividend income	37,725	27,159

Interest expense:
Deposits	899	782
Other borrowings	1	1
Junior subordinated debt	482	304

Total interest expense	1,382	1,087

Net interest income	36,343	26,072
Provision for (benefit from reversal of) loan losses	197	(1,355)

Net interest income after provision for loan losses	36,146	27,427

Noninterest income:
Service charges and fees	7,344	5,462
Gain on sale of loans	622	464
Commissions on sale of non-deposit investment products	965	771
Increase in cash value of life insurance	675	397
Change in indemnification asset	(65)	(412)
Gain on sale of foreclosed assets	311	1,227
Other	328	386

Total noninterest income	10,180	8,295

Noninterest expense:
Salaries and related benefits	18,100	13,303
Other	14,182	10,014

Total noninterest expense	32,282	23,317

Income before income taxes	14,044	12,405
Provision for income taxes	5,708	5,040

Net income	$8,336	$7,365

Earnings per share:
Basic	$0.37	$0.46
Diluted	$0.36	$0.45

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended March 31,
	2015	2014
Net income	$8,336	$7,365
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	9	(60)
Change in minimum pension liability	111	5

Other comprehensive income (loss)	120	(55)

Comprehensive income	$8,456	$7,310

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2013	16,076,662	$89,356	$159,733	$1,857	$250,946
Net income			7,365		7,365
Other comprehensive loss				(55)	(55)
Stock option vesting		296			296
Stock options exercised	144,020	2,495			2,495
Tax benefit of stock options exercised		184			184
Repurchase of common stock	(100,385)	(558)	(1,924)		(2,482)
Dividends paid ($ 0.11 per share)			(1,772)		(1,772)

Balance at March 31, 2014	16,120,297	$91,773	$163,402	$1,802	$256,977

Balance at December 31, 2014	22,714,964	$244,318	$176,057	$(2,203)	$418,172
Net income			8,336		8,336
Other comprehensive income				120	120
Stock option vesting		220			220
RSU vesting		76			76
PSU vesting		28			28
Stock options exercised	47,000	887			887
Tax benefit of stock options exercised		18			18
Repurchase of common stock	(21,461)	(231)	(278)		(509)
Dividends paid ($ 0.11 per share)			(2,515)		(2,515)

Balance at March 31, 2015	22,740,503	$245,316	$181,600	$(2,083)	$424,833

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the three months ended March 31,
	2015	2014
Operating activities:
Net income	$8,336	$7,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	1,494	1,463
Amortization of intangible assets	289	52
Provision for (benefit from) loan losses	197	(1,355)
Amortization of investment securities premium, net	719	156
Originations of loans for resale	(24,527)	(13,564)
Proceeds from sale of loans originated for resale	23,130	15,056
Gain on sale of loans	(622)	(464)
Change in market value of mortgage servicing rights	506	181
Provision for losses on foreclosed assets	67	36
Gain on sale of foreclosed assets	(311)	(1,227)
Loss on disposal of fixed assets	84	1
Increase in cash value of life insurance	(675)	(397)
Equity compensation vesting expense	324	296
Stock option excess tax benefits	(18)	(184)
Change in:
Reserve for unfunded commitments	(130)	(185)
Interest receivable	(519)	(174)
Interest payable	(126)	(73)
Other assets and liabilities, net	4,743	5,303

Net cash from operating activities	12,961	12,286

Investing activities:
Proceeds from maturities of securities available for sale	5,280	7,159
Proceeds from maturities of securities held to maturity	19,474	3,730
Purchases of securities available for sale	(147,335)	—
Purchases of securities held to maturity	(146,100)	(107,790)
Loan origination and principal collections, net	(40,331)	(14,326)
Improvement of foreclosed assets	(316)	(462)
Proceeds from sale of other real estate owned	806	5,413
Proceeds from sale of premises and equipment	1	4
Purchases of premises and equipment	(706)	(1,577)

Net cash used by investing activities	(309,227)	(107,849)

Financing activities:
Net (decrease) increase in deposits	(30,935)	637
Net change in other borrowings	(180)	384
Stock option excess tax benefits	18	184
Repurchase of common stock	(27)	(293)
Dividends paid	(2,515)	(1,772)
Exercise of stock options	405	306

Net cash used by financing activities	(33,234)	(554)

Net change in cash and cash equivalents	(329,500)	(96,117)

Cash and cash equivalents and beginning of year	610,728	598,368

Cash and cash equivalents at end of year	$281,228	$502,251

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$15	$(104)
Loans transferred to foreclosed assets	$1,244	$713
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	$509	$2,482
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$1,508	$1,160
Cash paid for income taxes	—	—

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

The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,691,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. During the three months ended March 31, 2015, and the year ended December 31, 2014, the Company did not have any securities classified as trading.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the three months ended March 31, 2015 or the year ended December 31, 2014.

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

An allowance for loan losses for originated loans is established through a provision for loan losses charged to expense. The allowance is maintained at a level which, in Management’s judgment, is adequate to absorb probable incurred credit losses inherent in the loan portfolio as of the balance sheet date. Originated loans and deposit related overdrafts are charged against the allowance for loan losses when Management believes that the collectability of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that Management believes will be adequate to absorb probable incurred losses inherent in existing loans, based on evaluations of the collectability, impairment and prior loss experience of loans. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The Company defines an originated loan as impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired originated loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

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

The Company’s method for assessing the appropriateness of the allowance for originated loan losses includes specific allowances for impaired originated loans, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools were based on historical loss experience by product type and prior risk rating.

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

Recent Accounting Pronouncements

FASB issued ASU No. 2014-04, Receivables (Topic 310): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 became effective for the Company on January 1, 2015, and did not have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 requires expanded disclosures for discontinued operations that provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations. ASU 2014-08 also requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting, and provide users with information about the financial effects of significant disposals that do not qualify for discontinued operations reporting. The amendments in ASU 2014-08 include several changes to the Accounting Standards Codification to improve the organization and readability of Subtopic 205-20 and Subtopic 360-10, Property, Plant, and Equipment—Overall. ASU 2014-08 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. ASU 2014-08 became effective for the Company on January 1, 2015, and did not have a significant impact on the Company’s consolidated financial statements.

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

FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 became effective for the Company on January 1, 2015, and did not have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects the vesting of a share-based payment award and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. ASU 2014-12 provides explicit guidance for those awards. For all entities, ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has elected to not adopt ASU 2014-12 early.

FASB issued ASU No. 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Topic 310): Classification of Certain Government Mortgage Loans upon Foreclosure. ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure, 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 became effective for the Company on January 1, 2015, and did not have a significant impact on the Company’s consolidated financial statements.

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

The assets acquired and liabilities assumed from North Valley Bancorp were accounted for in accordance with ASC 805 “Business Combinations,” using the acquisition method of accounting and were recorded at their estimated fair values on the October 3, 2014 acquisition date, and its results of operations are included in the Company’s consolidated statements of income since that date. These fair value estimates are considered provisional, as additional analysis will be performed on certain assets and liabilities in which fair values are primarily determined through the use of inputs that are not observable from market-based information. Management may further adjust the provisional fair values for a period of up to one year from the date of the acquisition. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and North Valley Bancorp. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange. The assets and liabilities that continue to be provisional include loans, intangible assets, OREO, deferred tax assets, accrued assets and liabilities, and the residual effects that the adjustments would have on goodwill.

Note 2 – Business Combinations (continued)

The following table discloses the calculation of the fair value of consideration transferred, the total identifiable net assets acquired and the resulting goodwill relating to the North Valley Bancorp acquisition:

(in thousands)	North Valley Bancorp October 3, 2014
Fair value of consideration transferred:
Fair value of shares issued	$151,303
Cash consideration	7

Total fair value of consideration transferred	151,310

Asset acquired:
Cash and cash equivalents	141,412
Securities available for sale	17,288
Securities held to maturity	189,950
Restricted equity securities	5,378
Loans	499,327
Foreclosed assets	695
Premises and equipment	11,936
Cash value of life insurance	38,075
Core deposit intangible	6,614
Other assets	20,064

Total assets acquired	930,739

Liabilities assumed:
Deposits	801,956
Other liabilities	10,429
Junior subordinated debt	14,987

Total liabilities assumed	827,372

Total net assets acquired	103,367

Goodwill recognized	$47,943

A summary of the estimated fair value adjustments resulting in the goodwill recorded in the North Valley Bancorp acquisition are presented below:

(in thousands)	North Valley Bancorp October 3, 2014
Value of stock consideration paid to North Valley Bancorp Shareholders	$151,303
Cash payments to North Valley Bancorp Shareholders	7
Cost basis net assets acquired	(98,040)
Fair value adjustments:
Loans	5,832
Premises and Equipment	(4,785)
Core deposit intangible	(6,283)
Deferred income taxes	6,293
Junior subordinated debt	(6,664)
Other	280

Goodwill	$47,943

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

The following table presents a reconciliation of the undiscounted contractual cash flows, nonaccretable difference, accretable yield, fair value, purchase discount, and principal balance of loans for the PNCI and PCI – other categories of North Valley Bancorp loans as of the acquisition date. For North Valley Bancorp PCI – other loans, the purchase discount does not necessarily represent cash flows to be collected:

	North Valley Bancorp Loans – October 3, 2014
(in thousands)	PNCI	PCI – other	Total
Undiscounted contractual cash flows	$718,731	$15,706	$734,437
Undiscounted cash flows not expected to be collected (nonaccretable difference)	—	(6,295)	(6,295)

Undiscounted cash flows expected to be collected	718,731	9,411	728,142
Accretable yield at acquisition	(228,815)	—	(228,815)

Estimated fair value of loans acquired at acquisition	489,916	9,411	499,327
Purchase discount	12,721	2,077	14,798

Principal balance loans acquired	$502,637	$11,488	$514,125

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

Note 3 – Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$206,476	$4,221	$(162)	$210,535
Obligations of states and political subdivisions	9,700	36	(80)	9,656
Corporate debt securities	1,895	10	—	1,905
Marketable equity securities	3,000	30	—	3,030

Total securities available for sale	$221,071	$4,297	$(242)	$225,126

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$786,889	$15,726	$(339)	$802,276
Obligations of states and political subdivisions	15,593	95	(171)	15,517

Total securities held to maturity	$802,482	$15,821	$(510)	$817,793

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$71,144	$4,001	$(25)	$75,120
Obligations of states and political subdivisions	3,130	45	—	3,175
Corporate debt securities	1,891	17	—	1,908
Marketable equity securities	3,000	2	—	3,002

Total securities available for sale	$79,165	$4,065	$(25)	$83,205

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$660,836	$13,055	$(677)	$673,214
Obligations of states and political subdivisions	15,590	130	(155)	15,565

Total securities held to maturity	$676,426	$13,185	$(832)	$688,779

No investment securities were sold during the three months ended March 31, 2015 or the three months ended March 31, 2014. Investment securities with an aggregate carrying value of $153,121,000 and $143,992,000 at March 31, 2015 and December 31, 2014, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at March 31, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2015, obligations of U.S. government corporations and agencies with a cost basis totaling $993,365,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At March 31, 2015, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 5.2 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Investment Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$1,896	$1,906	—	—
Due after one year through five years	4,014	4,202	—	—
Due after five years through ten years	31,848	33,332	$1,125	$1,134
Due after ten years	183,313	185,686	801,357	816,659

Totals	$221,071	$225,126	$802,482	$817,793

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
March 31, 2015
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$78,146	$(162)	—	—	$78,146	$(162)
Obligations of states and political subdivisions	6,422	(80)	—	—	6,422	(80)
Corporate debt securities	—	—	—	—	—	—
Marketable equity securities	—	—	—	—	—	—

Total securities available-for-sale	$84,568	$(242)	—	—	$84,568	$(242)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$162,549	$(339)	—	—	$162,549	$(339)
Obligations of states and political subdivisions	2,419	(27)	$1,075	$(144)	3,494	(171)
Corporate debt securities	—	—	—	—	—	—

Total securities held-to-maturity	$164,968	$(366)	$1,075	$(144)	$166,043	$(510)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
December 31, 2014
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$6,774	$(25)	—	—	$6,774	$(25)
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—
Marketable equity securities	—	—	—	—	—	—

Total securities available-for-sale	$6,774	$(25)	—	—	$6,774	$(25)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$335	$(1)	$56,288	$(676)	$56,623	$(677)
Obligations of states and political subdivisions	1,600	(26)	1,858	(129)	3,458	(155)
Corporate debt securities	—	—	—	—	—	—

Total securities held-to-maturity	$1,935	$(27)	$58,146	$(805)	$60,081	$(832)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2015, 14 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of (0.21%) from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2015, 13 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of (2.48%) from the Company’s amortized cost basis.

Corporate debt securities: At March 31, 2015, no corporate debt securities had unrealized losses.

Marketable equity securities: At March 31, 2015, no marketable equity securities had unrealized losses.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	March 31, 2015
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$160,041	$118,316	—	$4,026	$282,383
Commercial	970,433	366,096	—	27,951	1,364,480

Total mortgage loan on real estate	1,130,474	484,412	—	31,977	1,646,863
Consumer:
Home equity lines of credit	299,298	36,953	5,459	3,500	345,210
Home equity loans	26,892	4,841	124	629	32,486
Auto Indirect	32	—	—	—	32
Other	28,740	4,189	—	70	32,999

Total consumer loans	354,962	45,983	5,583	4,199	410,727
Commercial	134,055	36,429	6	7,050	177,540
Construction:
Residential	23,664	15,705	—	736	40,105
Commercial	32,558	13,090	—	—	45,648

Total construction	56,222	28,795	—	736	85,753

Total loans, net of deferred loan fees and discounts	$1,675,713	$595,619	$5,589	$43,962	$2,320,883

Total principal balance of loans owed, net of charge-offs	$1,680,523	$612,382	$14,592	$51,785	$2,359,282
Unamortized net deferred loan fees	(4,810)	—	—	—	(4,810)
Discounts to principal balance of loans owed, net of charge-offs	—	(16,763)	(9,003)	(7,823)	(33,589)

Total loans, net of unamortized deferred loan fees and discounts	$1,675,713	$595,619	$5,589	$43,962	$2,320,883

Noncovered loans	$1,675,713	$595,619	$5,589	$23,542	$2,300,463
Covered loans	—	—	—	20,420	20,420

Total loans, net of unamortized deferred loan fees and discounts	$1,675,713	$595,619	$5,589	$43,962	$2,320,883

Allowance for loan losses	$(30,032)	$(2,925)	$(340)	$(2,758)	$(36,055)

Note 4 – Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2014
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$154,594	$120,821	—	$4,005	$279,420
Commercial	928,797	376,225	—	30,917	1,335,939

Total mortgage loan on real estate	1,083,391	497,046	—	34,922	1,615,359
Consumer:
Home equity lines of credit	305,166	38,397	$5,478	3,543	352,584
Home equity loans	23,559	6,985	125	645	31,314
Auto Indirect	112	—	—	—	112
Other	28,230	4,770	—	74	33,074

Total consumer loans	357,067	50,152	5,603	4,262	417,084
Commercial	126,611	40,899	8	7,427	174,945
Construction:
Residential	21,135	16,808	—	675	38,618
Commercial	24,545	11,973	—	—	36,518

Total construction	45,680	28,781	—	675	75,136

Total loans, net of deferred loan fees and discounts	$1,612,749	$616,878	$5,611	$47,286	$2,282,524

Total principal balance of loans owed, net of charge-offs	$1,617,542	$634,490	$14,805	$56,016	$2,322,853
Unamortized net deferred loan fees	(4,793)	—	—	—	(4,793)
Discounts to principal balance of loans owed, net of charge-offs	—	(17,612)	(9,194)	(8,730)	(35,536)

Total loans, net of unamortized deferred loan fees and discounts	$1,612,749	$616,878	$5,611	$47,286	$2,282,524

Noncovered loans	$1,612,749	$616,878	$5,611	$25,018	$2,260,256
Covered loans	—	—	—	22,268	22,268

Total loans, net of unamortized deferred loan fees and discounts	$1,612,749	$616,878	$5,611	$47,286	$2,282,524

Allowance for loan losses	$(29,860)	$(3,296)	$(348)	$(3,081)	$(36,585)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Three months ended March 31,
	2015	2014
Change in accretable yield:
Balance at beginning of period	$14,159	$18,232
Accretion to interest income	(1,818)	(1,631)
Reclassification (to) from nonaccretable difference	1,061	837

Balance at end of period	$13,402	$17,438

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Year Ended March 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,086	$9,227	$15,676	$1,797	$9	$719	$4,226	$1,434	$411	$36,585
Charge-offs	(81)	—	(341)	(11)	—	(268)	(534)	—	—	(1,235)
Recoveries	1	96	119	3	20	152	87	11	19	508
(Benefit) provision	(241)	1,128	(221)	191	(23)	41	197	(695)	(180)	197

Ending balance	$2,765	$10,451	$15,233	$1,980	$6	$644	$3,976	$750	$250	$36,055

Ending balance:
Individ. evaluated for impairment	$988	$799	$1,857	$337	$1	$92	$559	$59	—	$4,692

Loans pooled for evaluation	$1,709	$8,464	$12,932	$1,643	$5	$552	$2,205	$505	$250	$28,265

Loans acquired with deteriorated credit quality	$69	$1,188	$443	—	—	—	$1,212	$186	—	$3,098

	Loans, net of unearned fees – As of March 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$282,383	$1,364,480	$345,210	$32,486	$32	$32,999	$177,540	$40,105	$45,648	$2,320,883

Individ. evaluated for impairment	$7,786	$44,523	$6,290	$1,359	$14	$338	$1,967	$2,655	$94	$65,026

Loans pooled for evaluation	$270,571	$1,292,006	$329,961	$30,374	$18	$32,591	$168,517	$36,714	$45,554	$2,206,306

Loans acquired with deteriorated credit quality	$4,026	$27,951	$8,959	$753	—	$70	$7,056	$736	—	$49,551

	Allowance for Loan Losses – Year Ended December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,154	$9,700	$16,375	$1,208	$66	$589	$4,331	$1,559	$1,263	$38,245
Charge-offs	(171)	(110)	(1,094)	(29)	(3)	(599)	(479)	(4)	(69)	(2,558)
Recoveries	2	540	960	34	86	495	1,268	1,377	181	4,943
(Benefit) provision	101	(903)	(565)	584	(140)	234	(894)	(1,498)	(964)	(4,045)

Ending balance	$3,086	$9,227	$15,676	$1,797	$9	$719	$4,226	$1,434	$411	$36,585

Ending balance:
Individ. evaluated for impairment	$974	$410	$1,974	$284	—	$142	$423	$60	—	$4,267

Loans pooled for evaluation	$1,915	$8,408	$13,251	$1,513	$9	$572	$2,569	$332	$322	$28,891

Loans acquired with deteriorated credit quality	$197	$409	$451	—	—	$5	$1,234	$1,042	$89	$3,427

	Loans, net of unearned fees – As of December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$279,420	$1,335,939	$352,584	$31,314	$112	$33,074	$174,945	$38,618	$35,518	$2,282,524

Individ. evaluated for impairment	$7,188	$41,932	$6,968	$1,278	$18	$323	$1,757	$2,683	$99	$62,246

Loans pooled for evaluation	$268,227	$1,263,090	$336,595	$29,266	$94	$32,677	$165,753	$35,260	$36,419	$2,167,381

Loans acquired with deteriorated credit quality	$4,005	$30,917	$9,021	$770	—	$74	$7,435	$675	—	$52,897

Note 5 – Allowance for Loan Losses (continued)

	Allowance for Loan Losses – Three Months Ended March 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,154	$9,700	$16,375	$1,208	$66	$589	$4,331	$1,559	$1,263	$38,245
Charge-offs	(135)	(13)	(178)	—	—	(127)	(239)	(4)	(69)	(765)
Recoveries	—	172	329	2	12	183	873	511	115	2,197
(Benefit) provision	(39)	16	(160)	81	(33)	(55)	(829)	(565)	229	(1,355)

Ending balance	$2,980	$9,875	$16,366	$1,291	$45	$590	$4,136	$1,501	$1,538	$38,322

Ending balance:
Individ. evaluated for impairment	$666	$968	$1,394	$178	$1	$4	$626	$104	—	$3,941

Loans pooled for evaluation	$1,962	$8,129	$14,489	$1,113	$44	$586	$2,194	$769	$1,033	$30,319

Loans acquired with deteriorated credit quality	$352	$778	$484	—	—	—	$1,316	$627	$505	$4,062

	Loans, net of unearned fees – As of March 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$195,826	$930,472	$337,802	$15,776	$575	$27,633	$119,418	$37,394	$22,156	$1,687,052

Individ. evaluated for impairment	$7,322	$59,613	$7,091	$774	$49	$101	$2,537	$2,793	$19	$80,299

Loans pooled for evaluation	$184,002	$840,642	$320,846	$14,522	$526	$27,457	$110,602	$33,153	$22,081	$1,553,831

Loans acquired with deteriorated credit quality	$4,502	$30,217	$9,865	$480	—	$75	$6,279	$1,448	$56	$52,922

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

The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:

•	Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•	Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.

•	Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.

•	Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

•	Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

Note 5 – Allowance for Loan Losses (continued)

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators – As of March 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$152,273	$926,236	$286,624	$24,010	—	$28,010	$132,590	$20,498	$31,877	$1,602,118
Special mention	1,315	11,795	3,641	891	$6	487	757	793	584	20,269
Substandard	6,453	32,402	9,033	1,991	26	243	708	2,373	97	53,326
Loss	—	—	—	—	—	—	—	—	—	—

Total originated	$160,041	$970,433	$299,298	$26,892	$32	$28,740	$134,055	$23,664	$32,558	$1,675,713

PNCI loans:
Pass	$116,888	$348,541	$34,903	$4,662	—	$3,914	$36,128	$15,705	$13,090	$573,831
Special mention	680	12,874	935	105	—	123	5	—	—	14,722
Substandard	748	4,681	1,115	74	—	152	296	—	—	7,066
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI	$118,316	$366,096	$36,953	$4,841	—	$4,189	$36,429	$15,705	$13,090	$595,619

PCI loans	$4,026	$27,951	$8,959	$753	—	$70	$7,056	$736	—	$49,551

Total loans	$282,383	1,364,480	$345,210	$32,486	$32	$32,999	$177,540	$40,105	$45,648	$2,320,883

	Credit Quality Indicators – As of December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$146,949	$883,102	$292,244	$20,976	$66	$27,396	$124,707	$18,112	$24,436	$1,537,988
Special mention	1,122	11,521	3,590	743	11	591	636	622	—	18,836
Substandard	6,523	34,174	9,332	1,840	35	243	1,268	2,401	109	55,925
Loss	—	—	—	—	—	—	—	—	—	—

Total originated	$154,594	$928,797	$305,166	$23,559	$112	$28,230	$126,611	$21,135	$24,545	$1,612,749

PNCI loans:
Pass	$119,643	$359,537	$36,531	$6,813	—	$4,399	$40,628	$16,808	$11,973	$596,332
Special mention	547	12,979	936	147	—	230	268	—	—	15,107
Substandard	631	3,709	930	25	—	141	3	—	—	5,439
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI	$120,821	$376,225	$38,397	$6,985	—	$4,770	$40,899	$16,808	$11,973	$616,878

PCI loans	$4,005	$30,917	$9,021	$770	—	$74	$7,435	$675	—	$52,897

Total loans	$279,420	$1,335,939	$352,584	$31,314	$112	$33,074	$174,945	$38,618	$36,518	$2,282,524

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of March 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$1,225	$545	$1,689	$140	$2	$5	$318	—	—	$3,924
60-89 Days	—	714	285	276	—	5	35	—	—	1,315
> 90 Days	629	1,028	565	390	14	59	24	—	—	2,709

Total past due	$1,854	$2,287	$2,539	$806	$16	$69	$377	—	—	$7,948
Current	158,187	968,146	296,759	26,086	16	28,671	133,678	23,664	32,558	1,667,765

Total orig. loans	$160,041	$970,433	$299,298	$26,892	$32	$28,740	$134,055	$23,664	$32,558	$1,675,713

> 90 Days and still accruing	$328	—	—	—	—	—	—	—	—	$328

Nonaccrual loans	$4,111	$22,486	$3,700	$1,217	$14	$62	$191	$2,373	$94	$34,248

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of March 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$1,401	$560	$69	—	—	$28	—	—	—	$2,058
60-89 Days	—	75	395	43	—	1	—	—	—	514
> 90 Days	121	—	38	25	—	31	—	—	—	215

Total past due	$1,522	$635	$502	$68	—	$60	—	—	—	$2,787
Current	116,832	365,461	36,220	4,966	—	4,129	36,429	15,705	13,090	592,832

Total PNCI loans	$118,354	$366,096	$36,722	$5,034	—	$4,189	$36,429	$15,705	$13,090	$595,619

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$728	$1,003	$414	$25	—	$66	—	—	—	$2,236

Note 5 – Allowance for Loan Losses (continued)

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$1,296	$735	$2,066	$615	$4	$64	$739	—	—	$5,519
60-89 Days	919	—	296	192	—	24	99	—	—	1,530
> 90 Days	100	900	754	202	17	46	61	—	—	2,080

Total past due	$2,315	$1,635	$3,116	$1,009	$21	$134	$899	—	—	$9,129
Current	152,279	927,162	302,050	22,550	91	28,096	125,712	21,135	24,545	1,603,620

Total orig. loans	$154,594	$928,797	$305,166	$23,559	$112	$28,230	$126,611	$21,135	$24,545	$1,612,749

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$3,430	$20,736	$4,336	$1,197	$18	$66	$246	$2,401	$99	$32,529

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$2,041	$260	$275	—	—	$25	$67	—	—	$2,668
60-89 Days	24	—	118	—	—	3	—	—	—	145
> 90 Days	239	—	73	25	—	76	—	—	—	413

Total past due	$2,304	$260	$466	$25	—	$104	$67	—	—	$3,226
Current	118,517	375,965	37,931	6,960	—	4,666	40,832	16,808	11,973	$613,652

Total PNCI loans	$120,821	$376,225	$38,397	$6,985	—	$4,770	$40,899	$16,808	$11,973	$616,878

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$799	$366	$346	$25	—	$110	—	—	—	$1,646

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

	Impaired Originated Loans – As of, or for the Three Months Ended, March 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,360	$40,094	$2,631	$870	$10	$19	$748	$2,373	$94	$50,199

Unpaid principal	$5,330	$43,898	$5,791	$1,335	$30	$23	$776	$6,585	$186	$63,954

Average recorded Investment	$3,323	$39,286	$2,816	$810	$12	$22	$580	$2,387	$96	$49,332

Interest income Recognized	$8	$283	—	—	—	—	$11	—	—	$302

With an allowance recorded:
Recorded investment	$3,402	$3,281	$2,808	$464	$4	$43	$1,214	$282	—	$11,498

Unpaid principal	$3,570	$3,432	$3,077	$566	$6	$53	$1,316	$282	—	$12,302

Related allowance	$915	$598	$1,636	$337	$1	$17	$559	$59	—	$4,122

Average recorded Investment	$3,063	$3,112	$2,997	$484	$4	$42	$1,276	$282	—	$11,260

Interest income Recognized	$22	$40	$12	$1	—	—	$15	$4	—	$94

Note 5 – Allowance for Loan Losses (continued)

	Impaired PNCI Loans – As of, or for the Three Months Ended, March 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$389	$313	$414	$25	—	$59	$5	—	—	$1,205

Unpaid principal	$488	$2,601	$450	$25	—	$78	$5	—	—	$3,647

Average recorded Investment	$366	$339	$380	$25	—	$48	$6	—	—	$1,164

Interest income Recognized	$1	—	—	—	—	—	—	—	—	$1

With an allowance recorded:
Recorded investment	$635	$835	$437	—	—	$217	—	—	—	$2,124

Unpaid principal	$644	$838	$437	—	—	$217	—	—	—	$2,136

Related allowance	$73	$201	$221	—	—	$75	—	—	—	$570

Average recorded Investment	$734	$490	$436	—	—	$219	—	—	—	$1,879

Interest income Recognized	$2	$10	$4	—	—	$2	—	—	—	$18

	Impaired Originated Loans – As of December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,287	$38,477	$3,001	$750	$14	$25	$412	$2,401	$99	$48,466

Unpaid principal	$5,138	$41,949	$6,094	$1,187	$49	$32	$433	$6,588	$190	$61,660

Average recorded Investment	$3,826	$45,915	$3,355	$651	$35	$21	$1,030	$2,437	$84	$57,354

Interest income Recognized	$38	$995	$26	$6	—	$1	$26	—	$3	$1,095

With an allowance recorded:
Recorded investment	$2,724	$2,943	$3,185	$504	$4	$41	$1,338	$282	—	$11,021

Unpaid principal	$2,865	$3,101	$3,533	$597	$6	$41	$1,438	$282	—	$11,863

Related allowance	$797	$302	$1,769	$284	—	$11	$423	$60	—	$3,646

Average recorded Investment	$2,677	$4,119	$2,982	$365	$4	$25	$1,428	$283	$55	$11,938

Interest income Recognized	$91	$144	$71	$13	—	—	$71	$19	—	$409

	Impaired PNCI Loans – As of December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$343	$366	$346	$25	—	$37	$7	—	—	$1,124

Unpaid principal	$353	$2,620	$374	$25	—	$54	$7	—	—	$3,433

Average recorded Investment	$246	$753	$287	$12	—	$36	$10	—	—	$1,344

Interest income Recognized	$14	—	$(1)	—	—	—	$1	—	—	$14

With an allowance recorded:
Recorded investment	$834	$146	$436	—	—	$220	—	—	—	$1,636

Unpaid principal	$852	$146	$436	—	—	$220	—	—	—	$1,654

Related allowance	$177	$108	$205	—	—	$131	—	—	—	$621

Average recorded Investment	$516	$148	$319	—	—	$124	—	—	—	$1,107

Interest income Recognized	$8	$8	$20	—	—	$12	—	—	—	$48

Note 5 – Allowance for Loan Losses (continued)

	Impaired Originated Loans – As of, or for the Three Months Ended, March 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$4,349	$53,996	$3,386	$541	$45	$32	$1,105	$87	$19	$63,560

Unpaid principal	$6,532	$59,159	$6,833	$921	$82	$37	$1,120	$225	$101	$75,010

Average recorded Investment	$4,206	$57,403	$3,972	$483	$66	$21	$1,370	$1,415	$39	$68,975

Interest income Recognized	$14	$340	$2	—	—	—	$15	—	—	$371

With an allowance recorded:
Recorded investment	$2,457	$4,599	$3,214	$234	$4	$5	$1,421	$2,707	—	$14,641

Unpaid principal	$2,528	$5,240	$3,449	$300	$5	$6	$1,509	$6,773	—	$19,810

Related allowance	$502	$855	$1,228	$178	$1	$1	$626	$104	—	$3,495

Average recorded Investment	$2,353	$5,773	$3,057	$170	$7	$7	$1,766	$1,497	$151	$14,781

Interest income Recognized	$13	$25	$14	$1	—	—	$13	$5	—	$71

	Impaired PNCI Loans – As of, or for the Three Months Ended, March 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$84	$870	$326	—	—	$34	$11	—	—	$1,325

Unpaid principal	$84	$3,044	$336	—	—	$45	$11	—	—	$3,520

Average recorded Investment	$58	$905	$339	—	—	$37	$9	—	—	$1,348

Interest income Recognized	$2	—	$6	—	—	—	—	—	—	$8

With an allowance recorded:
Recorded investment	$432	$148	$166	—	—	$28	—	—	—	$774

Unpaid principal	$443	$149	$172	—	—	$28	—	—	—	$792

Related allowance	$164	$113	$166	—	—	$3	—	—	—	$446

Average recorded Investment	$334	$157	$195	—	—	$28	—	—	—	$714

Interest income Recognized	$2	$2	—	—	—	—	—	—	—	$4

At March 31, 2015, $45,641,000 of originated loans were TDR and classified as impaired. The Company had obligations to lend $4,000 of additional funds on these TDR as of March 31, 2015. At March 31, 2015, $1,231,000 of PNCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of March 31, 2015.

At December 31, 2014, $45,676,000 of Originated loans were TDRs and classified as impaired. The Company had obligations to lend $54,000 of additional funds on these TDRs as of December 31, 2014. At December 31, 2014, $1,307,000 of PNCI loans were TDRs and classified as impaired. The Company had no obligations to lend additional funds on these TDRs as of December 31, 2014.

At March 31, 2014, $56,179,000 of originated loans were TDRs and classified as impaired. The Company had obligations to lend $1,000 of additional funds on these TDRs as of March 31, 2014. At March 31, 2014, $1,179,000 of PNCI loans were TDRs and classified as impaired. The Company had no obligations to lend additional funds on these TDRs as of March 31, 2014.

Note 5 – Allowance for Loan Losses (continued)

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the periods indicated:

	TDR Information for the Three Months Ended March 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	1	1	—	—	—	2	1	—	—	5
Pre-mod outstanding principal balance	$108	$124	—	—	—	$89	$287	—	—	$608
Post-mod outstanding principal balance	$110	$124	—	—	—	$89	$288	—	—	$611
Financial impact due to TDR taken as additional provision	$8	$(5)	—	—	—	$5	$164	—	—	$172
Number that defaulted during the period	—	—	1	—	—	—	—	—	—	1
Recorded investment of TDRs that defaulted during the period	—	—	$47	—	—	—	—	—	—	$47
the default of previous
TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the Three Months Ended March 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	2	2	2	—	—	—	1	1	1	9
Pre-mod outstanding principal balance	$695	$256	$279	—	—	—	$38	$102	$118	$1,488
Post-mod outstanding principal balance	$695	$259	$279	—	—	—	$38	$85	$100	$1,456
Financial impact due to TDR taken as additional provision	$37	$9	—	—	—	—	$18	—	—	$64
Number that defaulted during the period	—	1	—	—	—	—	1	—	—	2
Recorded investment of TDRs that defaulted during the period	—	$260	—	—	—	—	$116	—	—	$376
Financial impact due to the default of previous
TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	$(8)	—	—	$(8)

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Three months ended March 31, 2015			Three months ended March 31, 2014
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$4,449	$445	$4,894	$5,588	$674	$6,262
Additions/transfers from loans	1,560	—	1,560	1,175	—	1,175
Dispositions/sales	(495)	—	(495)	(4,186)	—	(4,186)
Valuation adjustments	(67)	—	(67)	(26)	(10)	(36)

Ending balance, net	$5,447	$445	$5,892	$2,551	$664	$3,215

Ending valuation allowance	$263	—	$263	$111	$10	$121

Ending number of foreclosed assets	29	1	30	22	4	26

Proceeds from sale of foreclosed assets	$806	—	$806	$5,413	—	$5,413

Gain on sale of foreclosed assets	$311	—	$311	$1,227	—	1,227

As of March 31, 2015, $1,691,000 of foreclosed residential real estate properties, all of which the Company has obtained physical possession of, are included in foreclosed assets.

Note 7 – Premises and Equipment

Premises and equipment were comprised of:

	March 31, 2015	December 31, 2014
	(In thousands)
Land & land improvements	$8,883	$8,933
Buildings	38,939	39,638
Furniture and equipment	28,160	28,446

	75,982	77,017
Less: Accumulated depreciation	(33,152)	(33,570)

	42,830	43,447
Construction in progress	16	46

Total premises and equipment	$42,846	$43,493

Depreciation expense for premises and equipment amounted to $1,268,000 and $1,180,000 for the three months ended March 31, 2015 and 2014, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Three months ended March 31,
	2015	2014
Beginning balance	$92,337	$52,309
Increase in cash value of life insurance	675	397

Ending balance	$93,012	$52,706

End of period death benefit	$165,847	$94,999
Number of policies owned	189	133
Insurance companies used	14	6
Current and former employees and directors covered	60	36

As of March 31, 2015, the Bank was the owner and beneficiary of 189 life insurance policies, issued by 14 life insurance companies, covering 60 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these condensed consolidated financial statements for additional information on JBAs.

Note 9 – Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated:

(Dollar in Thousands)	March 31, 2015	Additions	Reductions	December 31, 2014
Goodwill	$63,462	—	—	$63,462

The following table summarizes the Company’s core deposit intangibles as of the dates indicated:

(Dollar in Thousands)	March 31, 2015	Additions	Reductions/ Amortization	Fully Depreciated	December 31, 2014
Core deposit intangibles	$8,074	—	—	—	$8,074
Accumulated amortization	(1,312)	—	$(289)	—	(1,023)

Core deposit intangibles, net	$6,762	—	$(289)	—	$7,051

The Company recorded additions to its CDI of $6,614,000 in conjunction with the North Valley Bancorp acquisition on October 3, 2014, $898,000 in conjunction with the Citizens acquisition on September 23, 2011, and $562,000 in conjunction with the Granite acquisition on May 28, 2010. The following table summarizes the Company’s estimated core deposit intangible amortization (dollars in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2015	$1,157
2016	1,157
2017	1,109
2018	1,044
2019	948
Thereafter	$1,636

Note 10 – Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights (“MSRs”) for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2015	2014
Balance at beginning of period	$7,378	$6,165
Additions	185	123
Change in fair value	(506)	(181)

Balance at end of period	$7,057	$6,107

Contractually specified servicing fees, late fees and ancillary fees earned	$534	$420
Balance of loans serviced at:
Beginning of period	$840,288	$680,197
End of period	$832,143	$672,341
Weighted-average prepayment speed (CPR)	13.0%	10.6%
Weighted-average discount rate	10.0%	10.0%

The changes in fair value of MSRs that occurred during the three months ended March 31, 2015 and 2014 were mainly due to changes in principal balances and changes in estimate life of the MSRs.

Note 11 – Indemnification Asset

A summary of the activity in the balance of indemnification asset follows (in thousands):

	Three months ended March 31,
	2015	2014
Beginning balance	$(349)	$206
Effect of actual and estimated future covered losses and recoveries	(62)	(468)
Reimbursable (revenue) expenses incurred	(3)	59
Payments (received from) made to FDIC	(19)	(17)

Ending balance	$(433)	$(220)

Amount of indemnification asset (liability) recorded in other assets	$114	$(220)
Amount of indemnification asset (liability) recorded in other liabilities	$(547)	—

Ending balance	$(433)	$(220)

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	March 31, 2015	December 31, 2014
Deferred tax asset, net	$36,994	$37,706
Prepaid expense	3,268	2,034
Software	1,198	1,327
Advanced compensation	825	908
Capital Trusts	1,691	1,690
Miscellaneous other assets	7,026	8,070

Total other assets	$51,002	$51,735

Note 13 – Deposits

A summary of the balances of deposits follows (in thousands):

	March 31 2015	December 31, 2014
Noninterest-bearing demand	$1,034,012	$1,083,900
Interest-bearing demand	795,471	782,385
Savings	1,172,257	1,156,126
Time certificates, $250,000 and over	37,181	38,217
Other time certificates	310,567	319,795

Total deposits	$3,349,488	$3,380,423

Certificate of deposit balances of $5,000,000 and $5,000,000 from the State of California were included in time certificates, $250,000 and over, at each of March 31, 2015 and December 31, 2014, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,096,000 and $1,216,000 were classified as consumer loans at March 31, 2015 and December 31, 2014, respectively.

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2015	2014
Balance at beginning of period	$2,145	$2,415
Provision for losses – Unfunded commitments	(130)	(185)

Balance at end of period	$2,015	$2,230

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	March 31, 2015	December 31, 2014
Deferred compensation	$7,484	$7,408
Pension liability	27,074	26,798
Joint beneficiary agreements	2,785	2,728
Miscellaneous other liabilities	15,913	12,258

Total other liabilities	$53,256	$49,192

Note 16 – Other Borrowings

A summary of the balances of other borrowings follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Other collateralized borrowings, fixed rate, as of March 31, 2015 of 0.05%, payable on April 1, 2015	$9,096	$9,276

Total other borrowings	$9,096	$9,276

The Company did not enter into any repurchase agreements during the three months ended March 31, 2015 or the year ended December 31, 2014.

The Company had $9,096,000 and $9,276,000 of other collateralized borrowings at March 31, 2015 and December 31, 2014, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of March 31, 2015, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $9,096,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at March 31, 2015, this line provided for maximum borrowings of $978,743,000 of which none was outstanding, leaving $978,743,000 available. As of March 31, 2015, the Company has designated loans totaling $1,567,140,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the San Francisco Federal Reserve Bank. As of March 31, 2015, this line provided for maximum borrowings of $138,447,000 of which none was outstanding, leaving $138,447,000 available. As of March 31, 2015, the Company has designated investment securities with fair value of $427,000 and loans totaling $205,883,000 as potential collateral under this collateralized line of credit with the San Francisco Federal Reserve Bank.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $15,000,000 for federal funds transactions at March 31, 2015.

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

The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

			Coupon Rate (Variable) 3 mo. LIBOR +	As of March 31, 2015
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	3.30%	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	2.81%	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	3.50%	5,025
North Valley Trust III	4/24/2034	5,155	2.80%	3.06%	3,936
North Valley Trust IV	3/15/2036	10,310	1.33%	1.60%	6,121

		$62,889			$56,320

Note 18 – Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $64,997,000 and $57,616,000 were maintained to satisfy Federal regulatory requirements at March 31, 2015 and December 31, 2014. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

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

Rent expense under operating leases was $959,000 and $755,000 during the three months ended March 31, 2015 and 2014, respectively. Rent expense was offset by rent income of $48,000 and $54,000 during the three months ended March 31, 2015 and 2014, respectively.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	March 31, 2015	December 31, 2014
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$195,295	$177,557
Consumer loans	392,005	392,705
Real estate mortgage loans	40,014	36,139
Real estate construction loans	40,935	49,774
Standby letters of credit	16,307	17,531
Deposit account overdraft privilege	$99,002	$101,060

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

Note 18 – Commitments and Contingencies (continued)

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

Legal Proceedings— The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.648265 per Class B share. As of March 31, 2015, the value of the Class A shares was $65.41 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $1,444,000 as of March 31, 2015, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

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

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $2,120,000 and $2,050,000 during the three months ended March 31, 2015 and 2014 respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight. Absent approval from the Commissioner of the Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2014, the Bank may pay dividends of $52,798,000.

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

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of March 31, 2015, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the three months ended March 31, 2015 and 2014, employees tendered 21,461 and 100,385 shares, respectively, of the Company’s common stock with market value of $509,000, and $2,482,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced on August 21, 2007.

Note 20 – Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit (RSU) awards and stock appreciation rights. RSUs that vest based solely on the grantee remaining in the service of the Company for a certain amount of time, are referred to as “service condition vesting RSUs”. RSUs that vest based on the grantee remaining in the service of the Company for a certain amount of time and a market condition such as the total return of the Company’s common stock versus the total return of an index of bank stocks, are referred to as “market plus service condition vesting RSUs”. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of March 31, 2015, 694,000 options for the purchase of common shares, and 46,427 restricted stock units were outstanding, and 822,146 shares remain available for issuance, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of March 31, 2015, 361,850 options for the purchase of common shares were outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Stock option activity during the three months ended March 31, 2015 is summarized in the following table:

	Number of Shares	Option Price per Share			Weighted Average Exercise Price	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2014	1,102,850	$12.63	to	$25.91	$18.25
Options granted	—	—	to	—	—	—
Options exercised	(47,000)	$15.34	to	$19.46	$18.86
Options forfeited	—	—	to	—	—
Outstanding at March 31, 2015	1,055,850	$12.63	to	$25.91	$18.22

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of March 31, 2015:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	772,850	283,000	1,055,850
Weighted average exercise price	$18.60	$17.20	$18.22
Intrinsic value (in thousands)	$4,334	$1,962	$6,296
Weighted average remaining contractual term (yrs.)	4.4	7.3	5.2

The 283,000 options that are currently not exercisable as of March 31, 2015 are expected to vest, on a weighted-average basis, over the next 2.3 years, and the Company is expected to recognize $1,562,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2014 or the three months ended March 31, 2015.

Restricted stock unit (RSU) activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2014	30,920		15,366
RSUs granted	—	—	—	—
RSUs added through dividend credits	141		—
RSUs released	—		—
RSUs forfeited/expired	—		—
Outstanding at March 31, 2015	31,061		15,366

The 31,061 of service condition vesting RSUs outstanding as of March 31, 2015 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The 31,061 of service condition vesting RSUs outstanding as of March 31, 2015 are expected to vest, and be released, on a weighted-average basis, over the next 2.6 years. The Company is expected to recognize $489,000 of pre-tax compensation costs related to these service condition vesting RSUs between March 31, 2015 and their vesting dates. During the three months ended March 31, 2015, the Company did not modify any service condition vesting RSUs. During the three months ended December 31, 2014, the Company modified 13,749 service condition vesting RSUs that were granted on August 11, 2014 such that their vesting schedule was changed from 100% vesting on August 11, 2018 to 25% vesting on each of August 11, 2015, 2016, 2017 and 2018. During the nine months ended September 30, 2014, the Company did not modify any service condition vesting RSUs.

The 15,366 of market plus service condition vesting RSUs that are currently outstanding as of March 31, 2015 are expected to vest, and be released, on a weighted-average basis, over the next 2.4 years. The Company is expected to recognize $259,000 of pre-tax compensation costs related to these RSUs between March 31, 2015 and their vesting dates. As of March 31, 2015, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 23,049 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during the three months ended March 31, 2015 or during the year ended December 31, 2014.

Note 21 – Noninterest Income and Expense

The components of other noninterest income were as follows (in thousands):

	Three months ended March 31,
	2015	2014
Service charges on deposit accounts	$3,600	$2,690
ATM and interchange fees	3,002	2,013
Other service fees	714	520
Mortgage banking service fees	534	420
Change in value of mortgage servicing rights	(506)	(181)

Total service charges and fees	7,344	5,462

Gain on sale of loans	622	464
Commissions on sale of non-deposit investment products	965	771
Increase in cash value of life insurance	675	397
Change in indemnification asset	(65)	(412)
Gain on sale of foreclosed assets	311	1,227
Sale of customer checks	128	101
Lease brokerage income	137	107
Loss on disposal of fixed assets	(84)	(1)
Other	147	179

Total other noninterest income	2,836	2,833

Total noninterest income	$10,180	$8,295

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights, totaling $28,000 and $239,000 were recorded in service charges and fees noninterest income for the three months ended March 31, 2015 and 2014, respectively.

The components of noninterest expense were as follows (in thousands):

	Three months ended March 31,
	2015	2014
Base salaries, net of deferred loan origination costs	$11,744	$8,866
Incentive compensation	1,596	1,123
Benefits and other compensation costs	4,760	3,314

Total salaries and benefits expense	18,100	13,303

Occupancy	2,417	1,962
Equipment	1,414	1,036
Data processing and software	1,952	1,178
ATM network charges	770	643
Telecommunications	886	580
Postage	312	227
Courier service	248	234
Advertising	808	342
Assessments	651	521
Operational losses	124	177
Professional fees	1,119	614
Foreclosed assets expense	98	158
Provision for foreclosed asset losses	67	36
Change in reserve for unfunded commitments	(130)	(185)
Intangible amortization	289	52
Merger expense	586	225
Other	2,571	2,214

Total other noninterest expense	14,182	10,014

Total noninterest expense	$32,282	$23,317

Merger expense:
Data processing and software	$108	—
Professional fees	120	$225
Other	358	—

Total merger expense	$586	$225

Note 22 – Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended March 31,
	2015	2014
Federal statutory income tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	6.9	6.9
Tax-exempt interest on municipal obligations	(0.4)	(0.4)
Increase in cash value of insurance policies	(1.7)	(1.1)
Other	0.8	0.2

Effective Tax Rate	40.6%	40.6%

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

	Three months ended March 31,
(In thousands)	2015	2014
Net income	$8,336	$7,365
Average number of common shares outstanding	22,727	16,097
Effect of dilutive stock options and restricted stock	223	225

Average number of common shares outstanding used to calculate diluted earnings per share	22,950	16,322

Options excluded from diluted earnings per share because the effect of these options was antidilutive	23	101
Restricted stock excluded from diluted earnings per share because the effect of these restricted stock was antidilutive	—	n/a

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

	Three Months Ended March 31,
	2015	2014
(in thousands)
Unrealized holding gains (losses) on available for sale securities before reclassifications	$15	$(105)
Amounts reclassified out of accumulated other comprehensive income-	—	—

Unrealized holding gains (losses) on available for sale securities after reclassifications	15	(105)
Tax effect	(6)	45

Unrealized holding gains (losses) on available for sale securities, net of tax	9	(60)

Change in unfunded status of the supplemental retirement plans before reclassifications	—	—
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(14)	5
Amortization of actuarial losses	206	4

Total amounts reclassified out of accumulated other comprehensive income	192	9

Change in unfunded status of the supplemental retirement plans after reclassifications	192	9
Tax effect	(81)	(4)

Change in unfunded status of the supplemental retirement plans, net of tax	111	5

Change in joint beneficiary agreement liability before reclassifications	—	—
Amounts reclassified out of accumulated other comprehensive income	—	—

Change in joint beneficiary agreement liability after reclassifications	—	—
Tax effect	—	—

Change in joint beneficiary agreement liability, net of tax	—	—

Total other comprehensive gain (loss)	$120	$(55)

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Net unrealized gains on available for sale securities	$4,055	$4,040
Tax effect	(1,705)	(1,699)

Unrealized holding gains on available for sale securities, net of tax	2,350	2,341

Unfunded status of the supplemental retirement plans	(7,693)	(7,885)
Tax effect	3,234	3,315

Unfunded status of the supplemental retirement plans, net of tax	(4,459)	(4,570)

Joint beneficiary agreement liability	26	26
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	26	26

Accumulated other comprehensive loss	$(2,083)	$(2,203)

Note 25 – Retirement Plans

401(k) Plan

The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company does not contribute to the 401(k) Plan. The Company did not incur any material expenses attributable to the 401(k) Plan during 2014 or the three months ended March 31, 2015.

Employee Stock Ownership Plan

Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $368,000 and $195,000 during the three months ended March 31, 2015 and 2014, respectively, are included in salary expense. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans

The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $7,484,000 and $7,408,000 at March 31, 2015 and December 31, 2014, respectively. Earnings credits on deferred balances totaling $149,000 and $152,000 during the three months ended March 31, 2015 and 2014, respectively, are included in noninterest expense.

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

	Three months ended March 31,
	2015	2014
	(In thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$256	$163
Interest cost on projected benefit obligation	239	174
Amortization of net obligation at transition	—	—
Amortization of prior service cost	(14)	35
Recognized net actuarial loss	206	4

Net periodic pension cost	$687	$376

During the three months ended March 31, 2015 and 2014, the Company contributed and paid out as benefits $219,000 and $125,000, respectively, to participants under the plans. For the year ending December 31, 2015, the Company expects to contribute and pay out as benefits $1,194,000 to participants under the plans.

Note 26 – Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for 2015 and 2014 (in thousands):

Balance December 31, 2013	$2,636
Advances/new loans	2,106
Removed/payments	(1,610)

Balance December 31, 2014	$3,132
Advances/new loans	235
Removed/payments	(416)

Balance March 31, 2015	$2,951

Director Chrysler is a principal owner and CEO of Modern Building Inc. Modern Building Inc. provided construction services to the Company related to new and existing Bank facilities for aggregate payments of $166,000 during the three months ended March 31, 2015 and $1,181,000 during the year ended December 31, 2014.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value at March 31, 2015
Securities available for sale:
Obligations of U.S. government corporations and agencies	$210,535	—	$210,535	—
Obligations of states and political subdivisions	9,656	—	9,656	—
Corporate debt securities	1,905	—	1,905	—
Marketable equity services	3,030	$3,030	—	—
Mortgage servicing rights	7,057	—	—	$7,057

Total assets measured at fair value	$232,183	$3,030	$222,096	$7,057

	Total	Level 1	Level 2	Level 3
Fair value at December 31, 2014
Securities available for sale:
Obligations of U.S. government corporations and agencies	$75,120	—	$75,120	—
Obligations of states and political subdivisions	3,175	—	3,175	—
Corporate debt securities	1,908	—	1,908	—
Marketable equity securities	3,002	$3,002	—	—
Mortgage servicing rights	7,378	—	—	$7,378

Total assets measured at fair value	$90,583	$3,002	$80,203	$7,378

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the three months ended March 31, 2015 or the year ended December 31, 2014.

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

	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
Three months ended March 31,
2015: Mortgage servicing rights	$7,378	—	$(506)	$185	$7,057
2014: Mortgage servicing rights	$6,165	—	$(181)	$123	$6,107

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

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2015:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$7,057	Discounted cash flow	Constant prepayment rate	6.0%-23.1%, 13.0%
			Discount rate	10.0%-12.0%, 10.0%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2014:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$7,378	Discounted cash flow	Constant prepayment rate	5.7%-23.4%, 12.0%
			Discount rate	10.0%-12.0%, 10.0%

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

	Total	Level 1	Level 2	Level 3	Total (Losses)
Three months ended March 31, 2015
Fair value:
Impaired Originated & PNCI loans	$3,690	—	—	$3,690	$(181)
Foreclosed assets	2,384	—	—	2,384	(64)

Total assets measured at fair value	$6,074	—	—	$6,074	$(245)

	Total	Level 1	Level 2	Level 3	Total (Losses)
Year ended December 31, 2014
Fair value:
Impaired Originated & PNCI loans	$2,480	—	—	$2,480	$(636)
Foreclosed assets	2,611	—	—	2,611	(137)

Total assets measured at fair value	$5,091	—	—	$5,091	$(773)

	Total	Level 1	Level 2	Level 3	Total (Losses)
Three months ended March 31, 2014
Fair value:
Impaired Originated & PNCI loans	$21,498	—	—	$21,498	$(272)
Foreclosed assets	802	—	—	802	(21)

Total assets measured at fair value	$22,300	—	—	$22,300	$(293)

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2015:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$3,690	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	(5.0)%-(41.0)%, (8.8)% 8.0%-9.1%, 8.1%
Foreclosed assets	$2,384	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(30.1)%, (9.3)%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2014:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$2,480	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	(5.0)%-(42.5)%, (10.1)% 9.09%-9.09%, 9.09%
Foreclosed assets	$2,611	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(29.4)%, (8.2)%

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$84,682	$84,682	$93,150	$93,150
Cash at Federal Reserve and other banks	196,546	196,546	517,578	517,578
Level 2 inputs:
Securities held to maturity	802,482	817,793	676,426	688,779
Restricted equity securities	16,956	N/A	16,956	N/A
Loans held for sale	5,413	5,413	3,579	3,579
Level 3 inputs:
Loans, net	2,284,828	2,379,343	2,245,938	2,342,570
Indemnification (liability) asset	(433)	(433)	(349)	(349)
Financial liabilities:
Level 2 inputs:
Deposits	3,349,488	3,349,507	3,380,423	3,380,486
Other borrowings	9,096	9,096	9,276	9,276
Level 3 inputs:
Junior subordinated debt	56,320	46,424	56,272	45,053

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$668,249	$6,682	$656,175	$6,562
Standby letters of credit	16,307	163	17,531	175
Overdraft privilege commitments	99,002	990	101,060	1,011

Note 28 – TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets

	March 31, 2015	December 31, 2014
	(In thousands)
Assets
Cash and Cash equivalents	$2,044	$2,229
Investment in Tri Counties Bank	477,845	470,797
Other assets	1,738	1,902

Total assets	$481,627	$474,928

Liabilities and shareholders’ equity
Other liabilities	$474	$484
Junior subordinated debt	56,320	56,272

Total liabilities	56,794	56,756

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 22,740,503 and 22,714,964 shares, respectively	245,316	244,318
Retained earnings	181,600	176,057
Accumulated other comprehensive loss, net	(2,083)	(2,203)

Total shareholders’ equity	424,833	418,172

Total liabilities and shareholders’ equity	$481,627	$474,928

Condensed Statements of Income
	Three months ended March 31,
	2015	2014
	(In thousands)
Interest expense	$482	$304
Administration expense	153	324

Loss before equity in net income of Tri Counties Bank	(635)	(628)
Equity in net income of Tri Counties Bank:
Distributed	2,120	2,050
Under distributed	6,584	5,679
Income tax benefit	267	264

Net income	$8,336	$7,365

Condensed Statements of Comprehensive Income
	Three months ended March 31,
	2015	2014
	(In thousands)
Net income	$8,336	$7,365
Other comprehensive loss, net of tax:
Increase (decrease) in unrealized gains on available for sale securities arising during the period	9	(60)
Change in minimum pension liability	111	5

Other comprehensive loss	120	(55)

Comprehensive income	$8,456	$7,310

Condensed Statements of Cash Flows
	Three months ended March 31,
	2015	2014
	(In thousands)
Operating activities:
Net income	$8,336	$7,365
Adjustments to reconcile net income to net cash provided by operating activities:
Under distributed equity in earnings of Tri Counties Bank	(6,584)	(5,679)
Equity compensation vesting expense	324	296
Stock option excess tax benefits	(18)	(184)
Net change in other assets and liabilities	(124)	(360)

Net cash provided by operating activities	1,934	1,438
Investing activities: None
Financing activities:
Stock option excess tax benefits	18	184
Issuance of common stock through option exercise	405	306
Repurchase of common stock	(27)	(293)
Cash dividends paid — common	(2,515)	(1,772)

Net cash used for financing activities	(2,119)	(1,575)

Net change in cash and cash equivalents	(185)	(137)

Cash and cash equivalents at beginning of year	2,229	2,520

Cash and cash equivalents at end of year	$2,044	$2,383

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2015, that the Company meets all capital adequacy requirements to which it is subject.

The following table presents actual and required capital ratios as of March 31, 2015 for the Company and the Bank under Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of March 31, 2015 based on the phased-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2015:
Total Capital
(to Risk Weighted Assets):
Consolidated	$444,192	15.23%	$233,279	8.00%	$306,178	10.50%	$291,598	10.00%
Tri Counties Bank	$442,590	15.19%	$233,138	8.00%	$305,993	10.50%	$291,422	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$407,722	13.98%	$174,959	6.00%	$247,858	8.50%	$233,279	8.00%
Tri Counties Bank	$406,142	13.94%	$174,853	6.00%	$247,709	8.50%	$233,138	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$353,131	12.11%	$131,219	4.50%	$204,119	7.00%	$189,539	6.50%
Tri Counties Bank	$406,142	13.94%	$131,140	4.50%	$203,996	7.00%	$189,424	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$407,722	10.68%	$152,748	4.00%	$152,748	4.00%	$190,935	5.00%
Tri Counties Bank	$406,142	10.64%	$152,676	4.00%	$152,676	4.00%	$190,845	5.00%

The following table presents actual and required capital ratios as of December 31, 2014 for the Company and the Bank under the regulatory capital rules then in effect.

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

As of March 31, 2015, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as March 31, 2015 at the Company and the Bank exceed the minimum levels necessary to be considered “well capitalized”.

Note 30 – Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the periods indicated, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2015 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis				$172
Discount accretion PCI – other				1,274
Discount accretion PNCI				1,348
All other loan interest income				28,371

Total loan interest income				31,165
Debt securities, dividends and interest bearing cash at Banks (not FTE)				6,560

Total interest income				37,725
Interest expense				1,382

Net interest income				36,343
(Benefit from) provision for loan losses				197

Net interest income after provision for loan losses				36,146
Noninterest income				10,180
Noninterest expense				32,282

Income before income taxes				14,044
Income tax expense				5,708

Net income				$8,336

Per common share:
Net income (diluted)				$0.36

Dividends				$0.11

	2014 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$107	$290	$69	$203
Discount accretion PCI – other	919	822	811	984
Discount accretion PNCI	796	402	624	379
All other loan interest income	28,914	23,466	22,929	22,172

Total loan interest income	30,736	24,980	24,433	23,738
Debt securities, dividends and interest bearing cash at Banks (not FTE)	5,671	4,151	3,985	3,421

Total interest income	36,407	29,131	28,418	27,159
Interest expense	1,437	1,082	1,075	1,087

Net interest income	34,970	28,049	27,343	26,072
(Benefit from) provision for loan losses	(1,421)	(2,977)	1,708	(1,355)

Net interest income after provision for loan losses	36,391	31,026	25,635	27,427
Noninterest income	9,755	8,589	7,877	8,295
Noninterest expense	36,566	25,380	25,116	23,317

Income before income taxes	9,580	14,235	8,396	12,405
Income tax expense	3,930	6,001	3,537	5,040

Net income	$5,650	$8,234	$4,859	$7,365

Per common share:
Net income (diluted)	$0.25	$0.50	$0.30	$0.45

Dividends	$0.11	$0.11	$0.11	$0.11

Note – 31 Subsequent Event

On April 29, 2015, the Company issued a press release announcing its earnings for the three months ended March 31, 2015. Included in that announcement was a statement by the Company that following a thorough analysis of profitability and market opportunity, the bank has identified five additional branches for closure. Two of those branches are former North Valley Bank branches. The bank expects that all five branches will close by September 30, 2015.

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

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies during the three months ended March 31, 2015.

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

On October 25, 2014, North Valley Bank’s electronic customer service and other data processing systems were converted onto Tri Counties Bank’s systems. Between January 7, 2015 and January 21, 2015, four Tri Counties Bank branches and four former North Valley Bank branches were consolidated into other Tri Counties Bank or other former North Valley Bank branches. See Note 2 in Item 1 of Part I of this report for a discussion about this transaction.

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

TRICO BANCSHARES

Financial Summary

(In thousands, except per share amounts; unaudited)

	Three months ended March 31,
	2015	2014
Net Interest Income (FTE)	$36,440	$26,154
(Provision for) benefit from reversal of provision for loan losses	(197)	1,355
Noninterest income	10,180	8,295
Noninterest expense	(32,282)	(23,317)
Provision for income taxes (FTE)	(5,805)	(5,122)

Net income	$8,336	$7,365

Earnings per share:
Basic	$0.37	$0.46
Diluted	$0.36	$0.45
Per share:
Dividends paid	$0.11	$0.11
Book value at period end	$18.68	$15.94
Average common shares outstanding	22,727	16,097
Average diluted common shares outstanding	22,950	16,322
Shares outstanding at period end	22,715	16,120
At period end:
Loans, net	$2,284,828	$1,648,730
Total assets	3,895,860	2,755,184
Total deposits	3,349,488	2,411,120
Other borrowings	9,096	6,719
Junior subordinated debt	56,320	41,238
Shareholders’ equity	$424,833	$256,977
Financial Ratios:
During the period (annualized):
Return on assets	0.86%	1.08%
Return on equity	7.85%	11.56%
Net interest margin[1]	4.10%	4.10%
Efficiency ratio[1]	69.2%	67.6%
Average equity to average assets	10.91%	9.31%
At period end:
Equity to assets	10.90%	9.33%
Total capital to risk-adjusted assets	15.23%	14.83%

[1]	Fully taxable equivalent (FTE)

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

Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2015	2014
Net Interest Income (FTE)	$36,440	$26,154
(Provision for) benefit from reversal of provision for loan losses	(197)	1,355
Noninterest income	10,180	8,295
Noninterest expense	(32,282)	(23,317)
Provision for income taxes (FTE)	(5,805)	(5,122)

Net income	$8,336	$7,365

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2015	2014
Interest income	$37,725	$27,159
Interest expense	(1,382)	(1,087)
FTE adjustment	97	82

Net interest income (FTE)	$36,440	$26,154

Net interest margin (FTE)	4.10%	4.10%

Purchased loan discount accretion	$2,794	$1,566
Effect of purchased loan discount accretion on net interest margin (FTE)	0.31%	0.25%

Net interest income (FTE) during the first quarter of 2014 increased $10,286,000 (39.3%) from the same period in 2014 to $36,440,000. The increase in net interest income (FTE) was due primarily to a $612,391,000 (36.6%) increase in the average balance of loans to $2,283,622,000, and a $520,030,000 (127.5%) increase in the average balance of investments to $927,878,000 that were partially offset by a 22 basis point decrease in the average yield on loans from 5.68% during the three months ended March 31, 2014 to 5.46% during the three months ended March 31, 2015, and a 38 basis point decrease in the average yield on investments from 3.13% during the three months ended March 31, 2014 to 2.76% during the three months ended March 31, 2015. The $612,391,000 increase in average loan balances from the year ago quarter was primarily due to the addition of $499,327,000 of loans through the acquisition of North Valley Bancorp on October 4, 2014. The $520,030,000 increase in average investment balances from the year-ago quarter was primarily due to the use of cash at the Federal Reserve and other banks to purchase investments and the addition of $212,616,000 of investments through the acquisition of North Valley Bancorp on October 4, 2014. The decrease in average loan yields is due primarily to declines in market yields on new and renewed loans compared to yields on repricing, maturing, and paid off loans. The decrease in average investment yields is due primarily to declines in market yields on new investments compared to yields on existing investments. The increases in average loan and investment balances added $8,696,000 and $3,984,000, respectively, to net interest income (FTE) while the decreases in average loan and investment yields reduced net interest income (FTE) by $1,269,000 and $777,000, respectively, when compared to the year-ago quarter. For more information related to loan interest income, including loan purchase discount accretion, see the following Summary of Average Balances, Yields/Rates and Interest Differential and Note 30 to the consolidated financial statements at Part I, Item 1 of this report.

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

	For the three months ended
	March 31, 2015			March 31, 2014
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$2,283,622	$31,165	5.46%	$1,671,231	$23,738	5.68%
Investment securities - taxable	906,366	6,135	2.71%	390,230	2,976	3.05%
Investment securities - nontaxable	21,512	258	4.80%	17,618	218	4.95%
Cash at Federal Reserve and other banks	345,603	264	0.31%	473,833	309	0.26%

Total interest-earning assets	3,557,103	37,822	4.25%	2,552,912	27,241	4.27%
Other assets	335,373			184,852

Total assets	$3,892,476			$2,737,764

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$792,204	125	0.06%	$546,998	121	0.09%
Savings deposits	1,156,710	357	0.12%	840,221	257	0.12%
Time deposits	353,616	417	0.47%	280,968	404	0.58%
Other borrowings	9,614	1	0.04%	6,461	1	0.06%
Junior subordinated debt	56,296	482	3.42%	41,238	304	2.95%

Total interest-bearing liabilities	2,368,440	1,382	0.23%	1,715,886	1,087	0.25%
Noninterest-bearing deposits	1,047,840			731,731
Other liabilities	51,495			35,262
Shareholders’ equity	424,701			254,885

Total liabilities and shareholders’ equity	$3,892,476			$2,737,764

Net interest spread(1)			4.02%			4.02%
Net interest income and interest margin(2)		$36,440	4.10%		$26,154	4.10%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended March 31, 2015 compared with three months ended March 31, 2014
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$8,696	$(1,269)	$7,427
Investment securities	3,984	(785)	3,199
Cash at Federal Reserve and other banks	(83)	38	(45)

Total interest-earning assets	12,597	(2,016)	10,581

Increase (decrease) in interest expense:
Interest-bearing demand deposits	55	(51)	4
Savings deposits	95	5	100
Time deposits	105	(92)	13
Other borrowings	—	—	—
Junior subordinated debt	111	67	178

Total interest-bearing liabilities	366	(71)	295

Increase (decrease) in Net Interest Income	$12,231	$(1,945)	$10,286

Provision for Loan Losses

The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – three monhs ended March 31, 2015 and 2014” at Note 5 in Item 1 of Part I of this report for the components that make up the provision for loan losses for the three months ended March 31, 2015 and 2014.

The Company recorded a provision for loan losses of $197,000 during the three months ended March 31, 2015 compared to a reversal of provision for loan losses of $1,355,000 during the three months ended March 31, 2014. As shown in the Table labeled “Allowance for Loan Losses - three months ended March 31, 2015” at Note 5 in Item 1 of Part I of this report, commercial real estate mortgage loans, home equity loans, other consumer and C&I loans experienced a provision for loan losses during the three months ended March 31, 2015. All other categories of loans experienced a reversal of provision for loan losses during the three months ended March 31, 2015. The level of provision, or reversal of provision, for loan losses of each loan category during the three months ended March 31, 2015 was due primarily to the increase or decrease in the required allowance for loan losses as of March 31, 2015 when compared to the required allowance for loan losses as of December 31, 2014 plus or minus net charge-offs or net recoveries during the three months ended March 31, 2015. All categories of loans except commercial real estate mortgage loans, and home equity loans experienced a decrease in the required allowance for loan losses during the three months ended March 31, 2015. These decreases in required allowance for loan losses were due primarily to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and newly impaired loans, and reductions in historical loss factors that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. These same factors were also present, to some extent, for commercial real estate mortgage loans, and home equity loans, but were more than offset by the effect of increased loan balances or changes in credit quality within the “pass” category of these loan categories resulting in net provisions for loan losses in these categories during the three months ended March 31, 2015. For details of the change in nonperforming loans during the three months ended March 31, 2015 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the three months ended March 31, 2015” under the heading “Asset Quality and Non-Performing Assets” below.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended March 31,
	2015	2014
Service charges on deposit accounts	$3,600	$2,690
ATM fees and interchange	3,002	2,013
Other service fees	714	520
Mortgage banking service fees	534	420
Change in value of mortgage servicing rights	(506)	(181)

Total service charges and fees	7,344	5,462
Gain on sale of loans	622	464
Commissions on sale of nondeposit investment products	965	771
Increase in cash value of life insurance	675	397
Change in indemnification asset	(65)	(412)
Gain on disposition of foreclosed assets	311	1,227
Other noninterest income	328	386

Total noninterest income	$10,180	$8,295

Noninterest income increased $1,885,000 (22.7%) to $10,180,000 during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. The increase in noninterest income was due primarily to an increase in service charges on deposit accounts of $910,000 (33.8%) to $3,600,000, and an increase in ATM fees and interchange revenue of 989,000 (49.1%) to $3,002,000. These increases, and the increases in other categories of noninterest income noted in the table above are primarily the result of the acquisition of North Valley Bancorp on October 4, 2014. Partially offsetting these increases were decreases of $325,000 and $916,000 in Change in value of mortgage servicing rights and gain on sale of foreclosed assets, respectively, to $(506,000) and $311,000, respectively. The decrease in change in value of mortgage servicing rights is primarily due to a larger increase in estimated prepayment speeds of serviced loans during the three months ended March 31, 2015 than the three months ended March 31, 2014. An increase in prepayment speeds of serviced loans results in reduced expected servicing cash flows, and thus, a lower value of such servicing rights. The decrease in gain on sale foreclosed assets is due to decreased foreclosed asset sales during the three months ended March 31, 2015 when compared to the year-ago period.

Noninterest Expense

The following table summarizes the Company’s noninterest expense for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2015	2014
Salaries and related benefits:
Base salaries, net of deferred loan origination costs	$11,744	$8,866
Incentive compensation	1,596	1,123
Benefits and other compensation costs	4,760	3,314

Total salaries and related benefits	18,100	13,303

Other noninterest expense:
Occupancy	2,417	1,962
Equipment	1,414	1,036
Data processing and software	1,952	1,178
ATM network charges	770	643
Telecommunications	886	580
Postage	312	227
Courier service	248	234
Advertising and marketing	808	342
Assessments	651	521
Operational losses	124	177
Professional fees	1,119	614
Foreclosed asset expense	98	158
Provision for foreclosed asset losses	67	36
Change in reserve for unfunded commitments	(130)	(185)
Intangible amortization	289	52
Merger expense	586	225
Other	2,571	2,214

Total other noninterest expenses	14,182	10,014

Total noninterest expense	$32,282	$23,317

Merger expense:
Data processing and software	$108	—
Professional fees	120	$225
Other	358	—

Total merger expense	$586	$225

Average full time equivalent staff	966	732
Noninterest expense to revenue (FTE)	69.2%	67.7%

Salary and benefit expenses increased $4,797,000 (36.1%) to $18,100,000 during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Base salaries, incentive compensation and benefits & other compensation expense increased $2,878,000 (32.5%), 473,000 (42.1%), and 1,446,000 (43.6%), respectively, to $11,744,000, $1,596,000 and $4,760,000, respectively, during the three months ended March 31, 2015. The increases in these categories of salary and benefits expense are primarily due to the Company’s acquisition of North Valley Bancorp on October 4, 2014. The average number of full-time equivalent staff increased 234 (32.0%) from 732 during the three months ended March 31, 2014 to 966 for the three months ended March 31, 2015.

Other noninterest expense increased $4,168,000 (38.4%) to $14,182,000 during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in other noninterest expense was primarily due to the Company’s acquisition of North Valley Bancorp on October 4, 2014. Nonrecurring merger expenses related to the North Valley Bancorp acquisition totaling $586,000 are included in noninterest expense for the three months ended March 31, 2015. These nonrecurring merger related expenses include $108,000 of data processing expense, $120,000 of professional fees, and $358,000 of lease contract resolution, leasehold improvement write-off and facility restoration, and moving expenses related to the consolidation of four former North Valley Bank and four former Tri Counties Bank branches during the three months ended March 31, 2015, six of which were leased. As of March 31, 2015, the Company had substantially completed all of its previously planned facility consolidations related to the North Valley Bancorp acquisition. Following a thorough analysis of profitability and market opportunity, the bank has identified five additional branches for closure. Two of those branches are former North Valley Bank branches. The bank expects that all five branches will close by September 30, 2015.

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

Financial Condition

Investment Securities

Investment securities available for sale increased $141,921,000 to $225,126,000 as of March 31, 2015, as compared to December 31, 2014. This increase is attributable to purchases of $147,335,000, maturities and principal repayments of $5,280,000, an increase in fair value of investments securities available for sale of $15,000 and amortization of net purchase price premiums of $149,000.

The following table presents the available for sale investment securities portfolio by major type as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(In thousands)	Fair Value	%	Fair Value	%
Securities available for sale:
Obligations of U.S. government corporations and agencies	$210,535	93.5%	$75,120	90.3%
Obligations of states and political subdivisions	9,656	4.3%	3,175	3.8%
Corporate bonds	1,905	0.8%	1,908	2.3%
Marketable equity securities	3,030	1.3%	3,002	3.6%

Total securities available for sale	$225,126	100.0%	$83,205	100.0%

Investment securities held to maturity increased $126,056,000 to $802,482,000 as of March 31, 2015, as compared to December 31, 2014. This increase is attributable to purchases of $146,100,000, less principal repayments of $19,474,000, and amortization of net purchase price premiums of $570,000.

The following table presents the held to maturity investment securities portfolio by major type as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(In thousands)	Cost Basis	%	Cost Basis	%
Securities held to maturity:
Obligations of U.S. government corporations and agencies	$786,889	98.1%	$660,836	97.7%
Obligations of states and political subdivisions	15,593	1.9%	15,590	2.3%

Total securities held to maturity	$802,482	100.0%	$676,426	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements at Item 1 of Part I of this report.

Restricted Equity Securities

Restricted equity securities were $16,956,000 at March 31, 2015 and $16,956,000 at December 31, 2014. The entire balance of restricted equity securities at March 31, 2015 and December 31, 2014 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

(In thousands)	March 31, 2015	December 31, 2014
Real estate mortgage	$1,646,863	$1,615,359
Consumer	410,727	417,084
Commercial	177,540	174,945
Real estate construction	85,753	75,136

Total loans	$2,320,883	$2,282,524

At March 31, 2015 loans, including net deferred loan costs, totaled $2,320,883,000 which was a $38,359,000 (1.68%) increase over the balances at December 31, 2014. Demand for all categories of loans was moderate during the three months ended March 31, 2015.

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	March 31, 2015	December 31, 2014
Real estate mortgage	71.0%	70.7%
Consumer	17.7%	18.3%
Commercial	7.6%	7.7%
Real estate construction	3.7%	3.3%

Total loans	100.0%	100.0%

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

Interest income on originated nonaccrual loans that would have been recognized during the months ended March 31, 2015 and 2014, if all such loans had been current in accordance with their original terms, totaled $698,000 and $886,000, respectively. Interest income actually recognized on these originated loans during the three months ended March 31, 2015 and 2014 was $47,000 and $6,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended March 31, 2015 and 2014, if all such loans had been current in accordance with their original terms, totaled $80,000 and $68,000, respectively. Interest income actually recognized on these PNCI loans during the three months ended March 31, 2015 and 2014 was $9,000 and $6,000.

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

(In thousands)	March 31, 2015	December 31, 2014
Performing nonaccrual loans	$45,952	$45,072
Nonperforming nonaccrual loans	2,937	2,517

Total nonaccrual loans	48,889	47,589
Originated and PNCI loans 90 days past due and still accruing	328	—

Total nonperforming loans	49,217	47,589
Noncovered foreclosed assets	5,447	4,449
Covered foreclosed assets	445	445

Total nonperforming assets	$55,109	$52,483

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$148	$123
Indemnified portion of covered foreclosed assets	$445	$356
Nonperforming assets to total assets	1.97%	1.88%
Nonperforming loans to total loans	2.12%	2.08%
Allowance for loan losses to nonperforming loans	73%	77%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	3.16%	3.31%

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

	March 31, 2015
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI – other	Total
Performing nonaccrual loans	$31,955	$2,020	$5,551	$6,426	$45,952
Nonperforming nonaccrual loans	2,293	216	38	390	2,937

Total nonaccrual loans	32,248	2,236	5,589	6,816	48,889
Originated and PNCI loans 90 days past due and still accruing	328	—	—	—	328

Total nonperforming loans	34,576	2,236	5,589	—	49,217
Noncovered foreclosed assets	3,627	—	—	1,820	5,447
Covered foreclosed assets	—	—	—	445	445

Total nonperforming assets	$38,203	$2,236	$5,589	$9,081	$55,109

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$85	—	—	$63	$148
Indemnified portion of covered foreclosed assets	—	—	—	$445	$445
Nonperforming assets to total assets					1.97%
Nonperforming loans to total loans	2.06%	0.38%	100.00%	15.50%	2.12%
Allowance for loan losses to nonperforming loans	87%	131%	6%	40%	73%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.07%	3.21%	64.03%	20.43%	3.16%

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

	December 31, 2014
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI – other	Total
Performing nonaccrual loans	$30,449	$1,233	$5,587	$7,803	$45,072
Nonperforming nonaccrual loans	2,080	413	24	—	2,517

Total nonaccrual loans	32,529	1,646	5,611	7,803	47,589
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	32,529	1,646	5,611	7,803	47,589
Noncovered foreclosed assets	3,316	—	—	1,133	4,449
Covered foreclosed assets	—	—	—	445	445

Total nonperforming assets	$35,845	$1,646	$5,611	$9,381	$52,483

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$123	—	—	—	$123
Indemnified portion of covered foreclosed assets	—	—	—	$356	$356
Nonperforming assets to total assets	1.28%	0.06%	0.20%	0.34%	1.88%
Nonperforming loans to total loans	2.02%	0.27%	99.98%	16.50%	2.08%
Allowance for loan losses to nonperforming loans	92%	200%	6%	39%	77%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.14%	3.30%	64.45%	21.09%	3.31%

Changes in nonperforming assets during the three months ended March 31, 2015

(In thousands):	Balance at March 31, 2015	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2014
Real estate mortgage:
Residential	$5,233	$617	—	$(141)	$(81)	$(55)	$280	$4,613
Commercial	28,177	4,042	63	(1,300)	—	(971)	—	26,343
Consumer
Home equity lines	9,786	786	52	(367)	(341)	(533)	(187)	10,376
Home equity loans	1,363	137	—	(37)	(11)	—	(93)	1,367
Auto indirect	14	—	—	(4)	—	—	—	18
Other consumer	135	68	6	(12)	(113)	—	—	186
Commercial	2,042	534	—	(144)	(534)	—	—	2,186
Construction:
Residential	2,373	—	—	(28)	—	—	—	2,401
Commercial	94	—	—	(5)	—	—	—	99

Total nonperforming loans	49,217	6,184	121	(2,038)	(1,080)	(1,559)	—	47,589
Noncovered foreclosed assets	5,447	—	—	(495)	(66)	1,559	—	4,449
Covered foreclosed assets	445	—	—	—	—	—	—	445

Total nonperforming assets	$55,109	$6,184	$121	$(2,533)	$(1,146)	—	—	$52,483

Nonperforming assets increased during the first quarter of 2015 by $2,626,000 (5.0%) to $55,109,000 at March 31, 2015 compared to $52,483,000 at December 31, 2014. The increase in nonperforming assets during the first quarter of 2015 was primarily the result of new nonperforming loans of $6,184,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $121,000, less pay-downs, sales or upgrades of nonperforming loans to performing status totaling $2,038,000, less dispositions of foreclosed assets totaling $495,000, less loan charge-offs of $1,080,000, and less write-downs of foreclosed assets of $66,000.

The $6,184,000 in new nonperforming loans during the first quarter of 2015 was comprised of increases of $617,000 on two residential real estate loans, $4,042,000 on four commercial real estate loans, $923,000 on 13 home equity lines and loans, $68,000 on 26 consumer loans, and $534,000 on nine C&I loans.

The $617,000 in new nonperforming residential real estate loans was primarily comprised of a single loan in the amount of $594,000 secured by a single family residence in northern California.

The $4,042,000 in new nonperforming commercial real estate loans was primarily made up of one loan in the amount of $2,904,000 secured by a commercial retail property in northern California, one loan in the amount of $690,000 secured by hospitality real estate in northern California, and one loan in the amount of $328,000 secured by a commercial office property in northern California.

The $534,000 in new nonperforming commercial and industrial loan was primarily comprised of a single lending relationship in the amount of $479,000 secured by various non-real estate business assets in central California. Related charge-offs are discussed below.

Loan charge-offs during the three months ended March 31, 2015

In the first quarter of 2015, the Company recorded $1,080,000 in loan charge-offs and $155,000 in deposit overdraft charge-offs less $390,000 in loan recoveries and $118,000 in deposit overdraft recoveries resulting in $727,000 of net charge-offs. Primary causes of the loan charges taken in the first quarter of 2015 were gross charge-offs of $81,000 on two residential real estate loans, $352,000 on 10 home equity lines and loans, $113,000 on 29 other consumer loans, and $534,000 on eight C&I loans.

The $534,000 in charge-offs the bank incurred in its commercial and industrial portfolio was primarily the result of $479,000 in charge-offs incurred on a single relationship secured by various non-real estate business assets in central California. The remaining $55,000 was spread over four loans spread throughout the Company’s footprint.

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

The Components of the Allowance for Loan Losses

The following table sets forth the allowance for loan losses as of the dates indicated:

(In thousands)	March 31, 2015	December 31, 2014
Allowance for originated and PNCI loan losses:
Specific allowance	$4,692	$4,267
Formula allowance	20,988	22,076
Environmental factors allowance	7,277	6,815

Allowance for originated and PNCI loan losses	32,957	33,158
Allowance for PCI loan losses	3,098	3,427

Allowance for loan losses	$36,055	$36,585

Allowance for loan losses to loans	1.55%	1.60%

For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Provision for Loan Losses” at “Results of Operations” and “Allowance for Loan Losses” above. Based on the current conditions of the loan portfolio, management believes that the $36,055,000 allowance for loan losses at March 31, 2015 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

(In thousands)	March 31, 2015	December 31, 2014
Real estate mortgage	$13,216	$12,313
Consumer	17,863	18,201
Commercial	3,976	4,226
Real estate construction	1,000	1,845

Total allowance for loan losses	$36,055	$36,585

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

(In thousands)	March 31, 2015	December 31, 2014
Real estate mortgage	36.7%	33.7%
Consumer	49.5%	49.7%
Commercial	11.0%	11.6%
Real estate construction	2.8%	5.0%

Total allowance for loan losses	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses as a percentage of the total loans for each loan category as of the dates indicated:

(In thousands)	March 31, 2015	December 31, 2014
Real estate mortgage	0.80%	0.76%
Consumer	4.34%	4.36%
Commercial	2.24%	2.42%
Real estate construction	1.17%	2.46%

Total allowance for loan losses	1.55%	1.60%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (in thousands):

	Three months ended March 31,
	2015	2014
Allowance for loan losses:
Balance at beginning of period	$36,585	$38,245
Provision for loan losses	197	(1,355)
Loans charged off:
Real estate mortgage:
Residential	(81)	(135)
Commercial	—	(13)
Consumer:
Home equity lines	(341)	(178)
Home equity loans	(11)	—
Auto indirect	—	—
Other consumer	(268)	(127)
Commercial	(534)	(239)
Construction:
Residential	—	(4)
Commercial	—	(69)

Total loans charged off	(1,235)	(765)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	1	—
Commercial	96	172
Consumer:
Home equity lines	119	329
Home equity loans	3	2
Auto indirect	20	12
Other consumer	152	183
Commercial	87	873
Construction:
Residential	11	511
Commercial	19	115

Total recoveries of previously charged off loans	508	2,197

Net (charge-offs) recoveries	(727)	1,432

Balance at end of period	$36,055	$38,322

	Three months ended March 31,
	2015	2014
Reserve for unfunded commitments:
Balance at beginning of period	$2,145	$2,415
Benefit from reversal of provision for losses – unfunded commitments	(130)	(185)

Balance at end of period	$2,015	$2,230

Balance at end of period:
Allowance for loan losses	$36,055	$38,322
Reserve for unfunded commitments	2,015	2,230

Allowance for loan losses and Reserve for unfunded commitments	$38,070	$40,552

As a percentage of total loans at end of period:
Allowance for loan losses	1.55%	2.27%
Reserve for unfunded commitments	0.09%	0.13%

Allowance for loan losses and Reserve for unfunded commitments	1.64%	2.40%

Average total loans	$2,283,622	$1,671,231
Ratios (annualized):
Net charge-offs (recoveries) during period to average loans outstanding during period	0.13%	(0.34%)
Provision for (benefit from) loan losses to average loans outstanding during period	0.03%	(0.32%)

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

(dollars in thousands):	Balance at March 31, 2015	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2014
Noncovered:
Land & Construction	$1,943	—	—	—	$(31)	—	—	$1,974
Residential real estate	1,691	—	316	(495)	(25)	273	—	1,622
Commercial real estate	1,813	—	—	—	(11)	971	—	853

Total noncovered	5,447	—	316	(495)	(67)	1,244	—	4,449

Covered:
Land & Construction	445	—	—	—	—	—	—	445
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	445	—	—	—	—	—	—	445

Total foreclosed assets	$5,892	—	$316	$(495)	$(67)	$1,244	—	$4,894

Premises and Equipment

Premises and equipment were comprised of:

(In thousands)	March 31, 2015	December 31, 2014
Land & land improvements	$8,883	$8,933
Buildings	38,939	39,638
Furniture and equipment	36,260	28,446

	84,082	77,017
Less: Accumulated depreciation	(41,252)	(33,570)

	42,830	43,447
Construction in progress	16	46

Total premises and equipment	$42,846	$43,493

During the three months ended March 31, 2015, premises and equipment decreased $647,000 due to purchases of $706,000, that were partially offset by depreciation of $1,268,000 and disposals of premises and equipment with net book value of $85,000. Included in the depreciation expense of $1,268,000 during the three months ended March 31, 2015 was $131,000 of accelerated depreciation of leasehold improvements taken on one branch that was closed during the quarter ended March 31, 2015.

Intangible Assets

Intangible assets at March 31, 2015 and December 31, 2014 were comprised of the following:

	March 31,	December 31,
(In thousands)	2015	2014
Core-deposit intangible	$6,762	$7,051
Goodwill	63,462	63,462

Total intangible assets	$70,224	$70,513

The core-deposit intangible assets resulted from the Bank’s acquisition of North Valley Bancorp in 2014, Citizens in 2011, and Granite in 2010. The goodwill intangible asset includes $47,943,000 from the North Valley Bancorp acquisition in 2014, and $15,519,000 from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $289,000, $52,000, and $52,000 was recorded during the three months ended March 31, 2015, 2014, and 2013 respectively.

Deposits

Deposits at March 31, 2015 decreased $30,935,000 (0.91%) over the 2014 year-end balances to $3,349,488,000. All categories of deposits were up at March 31, 2015 when compared to December 31, 2014 except time certificates and noninterest-bearing deposits. Included in the March 31, 2015 and December 31, 2014 certificate of deposit balances are $5,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank.

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

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. The Company did not repurchase any shares during the three months ended March 31, 2015. This plan has no stated expiration date for the repurchases. As of March 31, 2015, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $424,833,000 at March 31, 2015. This amount represents an increase of $6,661,000 (1.6%) from December 31, 2014, the net result of comprehensive income for the period of $8,456,000, and the effect of equity compensation vesting and tax benefits of $342,000, and the exercise of stock options of $887,000, that were partially offset by dividends paid of $2,515,000, and the repurchase of common stock as it was tendered in lieu of cash to exercise stock options and pay related taxes of $509,000. The Company’s ratio of equity to total assets was 10.9% and 10.7% as of March 31, 2015 and December 31, 2014, respectively.

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

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes TriCo and the Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (such as TriCo) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature. The final rules also allow banks other than advanced approach banks to make a one-time election to permanently exclude or include unrealized gains and losses on available for sale securities in accumulated other comprehensive income from Tier 1 capital. The Company has elected to exclude unrealized gains and losses on available for sale securities in accumulated other comprehensive income from Tier 1 capital.

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

The final rules also set forth certain changes for the calculation of risk-weighted assets, which will be phased in beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. We believe that we were in compliance with the requirements applicable to us as set forth in the final rules as of January 1, 2015 and March 31, 2015.

The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	March 31, 2015		December 31, 2014
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total capital	15.23%	8.00%	15.63%	8.00%
Tier I capital	13.99%	6.00%	14.38%	4.00%
Common equity Tier 1 capital	12.11%	4.50%	n/a	n/a
Leverage	10.68%	4.00%	10.80%	4.00%

See Note 19 and Note 29 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

Liquidity

The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At March 31, 2015, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $441,357,000, or 11.3% of total assets, representing a decrease of $194,960,000 (30.6%) from 636,317,000, or 16.2% of total assets at December 31, 2014. This decrease in cash and securities available for sale is due mainly to increases in investments available for sale, investments held to maturity and loans during the three months ended March 31, 2015. In addition, the Company generates additional liquidity from its operating activities. The Company’s profitability during the first three months of 2015 generated cash flows from operations of $12,961,000 compared to $12,286,000 during the first three months of 2014. Maturities of investment securities produced cash inflows of $24,754,000 during the three months ended March 31, 2015 compared to $10,889,000 for the three months ended March 31, 2014. During the three months ended March 31, 2015, the Company invested in securities totaling $293,435,000 and loans totaling $40,331,000 net of loan principal reductions, compared to $107,790,000 investment in securities and $14,326,000 of cash provided by net loan principal decreases, respectively, during the first three months of 2014. Proceeds from the sale of foreclosed assets accounted for $806,000 and $5,413,000 of investing sources of funds during the three months ended March 31, 2015 and 2014, respectively. These changes in investment and loan balances, and proceeds from sale of foreclosed assets, contributed to net cash used by investing activities of $309,227,000 during the three months ended March 31, 2015, compared to net cash used by investing activities of $107,849,000 during the three months ended March 31, 2014. Financing activities used net cash of $33,234,000 during the three months ended March 31, 2015, compared to net cash used by financing activities of $554,000 during the three months ended March 31, 2014. Deposit balance decreases accounted for $30,935,000 of financing uses of funds during the three months ended March 31, 2015, compared to $637,000 of financing sources of funds during the three months ended March 31, 2014. Dividends paid used $2,515,000 and $1,772,000 of cash during the three months ended March 31, 2015 and 2014, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2015 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

During the three months ended March 31, 2015, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2014 which are incorporated by reference herein. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2015:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number shares that may yet be purchased under the plans or programs(2)
Jan. 1-31, 2015	—	—	—	333,400
Feb. 1-28, 2015	21,461	$23.72	—	333,400
Mar. 1-31, 2015	23,000	$24.32	—	333,400

Total	44,461	$24.03	—	333,400

(1)	Includes shares purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 19 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.
(2)	Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.

Item 6 – Exhibits

Exhibit No.	Exhibit

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed June 3, 2010).

2.2	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Citizens Bank of Northern California, Nevada City, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of September 23, 2011, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed September 27, 2011).

2.3	Agreement and Plan of Merger and Reorganization by and between TriCo and North Valley Bancorp dated January 21, 2014 (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed January 21, 2014).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 17, 2009).

3.2	Bylaws of TriCo, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).

4.1	Instruments defining the rights of holders of the long-term debt securities of the TriCo and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. TriCo hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1*	Form of Change of Control Agreement dated as of July 17, 2013, among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, Richard O’Sullivan, Thomas Reddish, and Ray Rios (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).

10.2*	TriCo’s 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063)).

10.3*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.4*	TriCo’s 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.5*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

Item 6 – Exhibits (continued)

Exhibit No.	Exhibit

10.6*	Transaction Bonus Agreement between TriCo Bancshares and Richard P. Smith dated as of August 7, 2014 (incorporated by reference to Exhibit 10.4 to TriCo’s Form 8-K filed on August 13, 2014).

10.7*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.8*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.9*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.10*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.12*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.13*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.14*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.15*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.18*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.19*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.20*	Form of Stock Option Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed May 25, 2010).

10.21*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Employee Executives pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.22*	Form of Restricted Stock Unit Agreement and Grant Notice for Directors pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.23*	Form of 2014 Performance Award Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to TriCo’s Current Report on Form 8-K filed August 13, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES
(Registrant)

Date: May 11, 2015	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer
(Principal accounting and financial officer)