Form 10-Q
period 2015-06-30
TRICO BANCSHARES /
filed 2015-08-10
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: June 30, 2015

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

Common stock, no par value: 22,749,523 shares outstanding as of July 24, 2015

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At June 30, 2015	At December 31, 2014
	(in thousands, except share data)
Assets:
Cash and due from banks	$92,234	$93,150
Cash at Federal Reserve and other banks	77,269	517,578

Cash and cash equivalents	169,503	610,728
Investment securities:
Available for sale	284,430	83,205
Held to maturity	776,283	676,426
Restricted equity securities	16,956	16,956
Loans held for sale	4,630	3,579
Loans	2,393,762	2,282,524
Allowance for loan losses	(35,455)	(36,585)

Total loans, net	2,358,307	2,245,939
Foreclosed assets, net	5,393	4,894
Premises and equipment, net	42,056	43,493
Cash value of life insurance	93,687	92,337
Accrued interest receivable	10,064	9,275
Goodwill	63,462	63,462
Other intangible assets, net	6,473	7,051
Mortgage servicing rights	7,814	7,378
Other assets	54,797	51,735

Total assets	$3,893,855	$3,916,458

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,060,650	$1,083,900
Interest-bearing	2,281,032	2,296,523

Total deposits	3,341,682	3,380,423
Accrued interest payable	797	978
Reserve for unfunded commitments	2,125	2,145
Other liabilities	55,003	49,192
Other borrowings	6,735	9,276
Junior subordinated debt	56,369	56,272

Total liabilities	3,462,711	3,498,286

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
22,749,523 at June 30, 2015	245,965
22,714,964 at December 31, 2014		244,318
Retained earnings	189,905	176,057
Accumulated other comprehensive loss, net of tax	(4,726)	(2,203)

Total shareholders’ equity	431,144	418,172

Total liabilities and shareholders’ equity	$3,893,855	$3,916,458

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest and dividend income:
Loans, including fees	$32,019	$24,433	$63,184	$48,171
Investment securities:
Taxable	6,403	3,440	12,202	6,262
Tax exempt	324	117	485	253
Dividends	977	154	1,313	308
Interest bearing cash at
Federal Reserve and other banks	144	274	408	583

Total interest and dividend income	39,867	28,418	77,592	55,577

Interest expense:
Deposits	854	768	1,753	1,550
Other borrowings	1	1	2	2
Junior subordinated debt	491	306	973	610

Total interest expense	1,346	1,075	2,728	2,162

Net interest income	38,521	27,343	74,864	53,415
(Benefit from) provision for loan losses	(633)	1,708	(436)	353

Net interest income after provision for (benefit from) loan losses	39,154	25,635	75,300	53,062

Noninterest income:
Service charges and fees	8,848	5,519	16,192	10,981
Gain on sale of loans	837	514	1,459	978
Commissions on sale of non-deposit investment products	784	843	1,749	1,614
Increase in cash value of life insurance	675	400	1,350	797
Other	936	601	1,510	1,802

Total noninterest income	12,080	7,877	22,260	16,172

Noninterest expense:
Salaries and related benefits	17,242	13,317	35,342	26,620
Other	15,194	11,799	29,376	21,813

Total noninterest expense	32,436	25,116	64,718	48,433

Income before income taxes	18,798	8,396	32,842	20,801

Provision for income taxes	7,432	3,537	13,140	8,577

Net income	$11,366	$4,859	$19,702	$12,224

Earnings per share:
Basic	$0.50	$0.30	$0.87	$0.76
Diluted	$0.49	$0.30	$0.86	$0.75

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$11,366	$4,859	$19,702	$12,224
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available for sale securities arising during the period	(2,754)	381	(2,745)	321
Change in minimum pension liability	111	5	222	10

Other comprehensive (loss) income	(2,643)	386	(2,523)	331

Comprehensive income	$8,723	$5,245	$17,179	$12,555

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2013	16,076,662	$89,356	$159,733	$1,857	$250,946
Net income			12,224		12,224
Other comprehensive loss				331	331
Stock option vesting		534			534
Stock options exercised	160,020	2,786			2,786
Tax benefit of stock options exercised		220			220
Repurchase of common stock	(103,268)	(574)	(1,977)		(2,551)
Dividends paid ($0.22 per share)			(3,547)		(3,547)

Balance at June 30, 2014	16,133,414	$92,322	$166,433	$2,188	$260,943

Balance at December 31, 2014	22,714,964	$244,318	$176,057	$(2,203)	$418,172
Net income			19,702		19,702
Other comprehensive income				(2,523)	(2,523)
Stock option vesting		419			419
RSU vesting		202			202
PSU vesting		77			77
Stock options exercised	64,000	1,236			1,236
Tax benefit of stock options exercised		30			30
Repurchase of common stock	(29,441)	(317)	(381)		(698)
Dividends paid ($0.24 per share)			(5,473)		(5,473)

Balance at June 30, 2015	22,749,523	$245,965	$189,905	$(4,726)	$431,144

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the six months ended June 30,
	2015	2014
Operating activities:
Net income	$19,702	$12,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	3,090	2,704
Amortization of intangible assets	578	104
(Benefit from) provision for loan losses	(436)	353
Amortization of investment securities premium, net	1,645	349
Originations of loans for resale	(55,669)	(31,032)
Proceeds from sale of loans originated for resale	55,656	32,333
Gain on sale of loans	(1,459)	(978)
Change in market value of mortgage servicing rights	(15)	532
Provision for losses on foreclosed assets	241	40
Gain on sale of foreclosed assets	(426)	(1,468)
Loss (gain) on disposal of fixed assets	83	(70)
Increase in cash value of life insurance	(1,350)	(797)
Equity compensation vesting expense	698	534
Stock option excess tax benefits	(30)	(220)
Change in:
Reserve for unfunded commitments	(20)	(370)
Interest receivable	(789)	(492)
Interest payable	(181)	(89)
Other assets and liabilities, net	4,249	(2,256)

Net cash from operating activities	25,567	11,401

Investing activities:
Proceeds from maturities of securities available for sale	13,941	13,464
Proceeds from maturities of securities held to maturity	45,078	9,548
Purchases of securities available for sale	(220,383)	—
Purchases of securities held to maturity	(146,100)	(191,673)
Purchase of restricted equity securities	—	(2,419)
Loan origination and principal collections, net	(112,372)	(49,635)
Loans purchased	—	(19,690)
Improvement of foreclosed assets	(511)	(462)
Proceeds from sale of other real estate owned	1,033	6,483
Proceeds from sale of premises and equipment	2	120
Purchases of premises and equipment	(1,293)	(2,483)

Net cash used by investing activities	(420,605)	(236,747)

Financing activities:
Net decrease in deposits	(38,741)	(25,287)
Net change in other borrowings	(2,541)	(260)
Stock option excess tax benefits	30	220
Repurchase of common stock	(31)	(292)
Dividends paid	(5,473)	(3,547)
Exercise of stock options	569	527

Net cash used by financing activities	(46,187)	(28,639)

Net change in cash and cash equivalents	(441,225)	(253,985)

Cash and cash equivalents and beginning of year	610,728	598,368

Cash and cash equivalents at end of period	$169,503	$344,383

Supplemental disclosure of noncash activities:
Unrealized (loss) gain on securities available for sale	$(4,737)	$553
Loans transferred to foreclosed assets	$1,649	$4,116
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	$667	$2,259
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$2,909	$2,251
Cash paid for income taxes	$7,395	$11,500

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

The unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of Management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation of results for the interim periods presented have been included. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2015. Operating results for the three and six months ended June 30, 2014 do not include the operating results of North Valley Bancorp, which the Company acquired on October 3, 2014.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned financial subsidiary, Tri Counties Bank. All significant intercompany balances and transactions have been eliminated. The Capital Trusts are unconsolidated subsidiaries as the Company is not the primary beneficiary of the trusts and they are not considered variable interest entities. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Certain amounts in the consolidated financial statements for the year ended December 31, 2014 and for the three and six months ended June 30, 2014 may have been reclassified to conform to the presentation of the condensed consolidated financial statements in 2015.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. During the six months ended June 30, 2015, and the year ended December 31, 2014, the Company did not have any securities classified as trading.

Note 1 – Summary of Significant Accounting Policies (continued)

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the six months ended June 30, 2015 or the year ended December 31, 2014.

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

Note 1 – Summary of Significant Accounting Policies (continued)

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

Note 1 – Summary of Significant Accounting Policies (continued)

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

Foreclosed Assets

Foreclosed assets include assets acquired through, or in lieu of, loan foreclosure. Foreclosed assets are held for sale and are initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any write-downs based on the asset’s fair value less costs to sell at the date of acquisition are charged to the allowance for loan and lease losses. Any recoveries based on the asset’s fair value less estimated costs to sell in excess of the recorded value of the loan at the date of acquisition are recorded to the allowance for loan and lease losses. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expense. Gain or loss on sale of foreclosed assets is included in noninterest income. Foreclosed assets that are not subject to a FDIC loss-share agreement are referred to as noncovered foreclosed assets.

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

Note 1 – Summary of Significant Accounting Policies (continued)

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

Note 1 – Summary of Significant Accounting Policies (continued)

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

Note 1 – Summary of Significant Accounting Policies (continued)

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

Note 2 - Business Combinations

TriCo completed its acquisition of North Valley Bancorp on October 3, 2014. Based on a fixed exchange ratio of 0.9433 shares of TriCo common stock for each share of North Valley Bancorp common stock, North Valley Bancorp shareholders received an aggregate of 6,575,550 shares of TriCo common stock and $6,823 of cash in-lieu of fractional shares. The 6,575,550 shares of TriCo common stock issued to North Valley Bancorp shareholders represented, on a pro forma basis, approximately 28.9% of the 22,714,964 shares of the combined company outstanding on October 3, 2014. Based on TriCo’s closing stock price of $23.01 on October 3, 2014, North Valley Bancorp shareholders received consideration valued at $151,310,000 or approximately $21.71 per share of North Valley common stock outstanding.

The acquisition of North Valley Bancorp expanded the Company’s market presence in Northern California. The customer base and locations of North Valley Bancorp’s branches had significant overlap with the Company’s then existing Northern California customer base and branch locations creating potential cost savings and future growth potential. With the levels of excess capital at the time, the acquisitions fit well into the Company’s growth strategy.

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

Beginning on October 4, 2014, the effect of revenue and expenses from the operations of North Valley Bancorp, and the issuance of TriCo common shares as consideration in the merger are included in the results of the Company.

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

Note 2 - Business Combinations (continued)

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

The Company recorded the loan portfolio of North Valley Bancorp at fair value at the date of acquisition. A valuation of North Valley Bancorp’s loan portfolio was performed as of the acquisition date to assess the fair value of the loan portfolio. The North Valley Bancorp loan portfolio was segmented into two groups; loans with credit deterioration (PCI loans) and loans without credit deterioration (PNCI). For North Valley Bancorp PNCI loans, the present value of estimated future cash flows, based primarily on contractual cash flows, was used to determine fair value. For North Valley Bancorp PCI loans, the present value of estimated future cash flows, based primarily on liquidation value of collateral, was used to determine fair value.

The Company grouped the North Valley Bancorp PNCI loans into pools based on similar loan characteristics such as loan type, payment amortization method, and fixed or variable interest rates. A discounted cash flow schedule was prepared for each pool in which the present value of all estimated future cash flows was calculated using a specifically calculated discount rate for each pool. The discount rate used to estimate the fair value of each loan pool was composed of the sum of: an estimated cost of funds rate, an estimated capital charge reflecting the market participant required return on capital, estimated loan servicing costs, and a liquidity premium. All PNCI loan pools included some estimate regarding prepayment rates, and estimated principal default and loss rates, based primarily on North Valley Bancorp’s historical loss experience. The difference between the sum of recorded balances of the North Valley Bancorp PNCI loans in each pool and the present value of each pool represented the total discount (if the recorded value exceeded the present value) or premium (if the present value exceeded the recorded value) for each pool. The total discount, or premium, for each pool was then allocated to the individual loans within each pool based on outstanding loan balance, individual loan risk rating as compared to the weighted average risk rating of the pool, and the contractual payments remaining for the individual loan as compared to the pool.

Note 2 - Business Combinations (continued)

The Company valued the North Valley Bancorp PCI loans at fair value on an individual basis. A discounted cash flow schedule was prepared for each loan in which the present value of all future estimated cash flows was calculated using a specifically calculated discount rate, estimated liquidation value and estimated liquidation timing for each loan. The discount rate used in the calculation of the present value of North Valley Bancorp PCI loans was composed of the sum of: an estimated cost of funds rate, an estimated capital charge reflecting the market participant required return on capital, estimated loan servicing costs, and a liquidity premium. The difference between the recorded balance and the present value of each North Valley Bancorp PCI loan represented the discount for each PCI loan. All North Valley Bancorp PCI loans had recorded values in excess of their present value of estimated future cash flows.

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

The following table presents a reconciliation of the undiscounted contractual cash flows, nonaccretable difference, accretable yield, fair value, purchase discount, and principal balance of loans for the PNCI and PCI - other categories of North Valley Bancorp loans as of the acquisition date. For North Valley Bancorp PCI – other loans, the purchase discount does not necessarily represent cash flows to be collected:

	North Valley Bancorp Loans – October 3, 2014
(in thousands)	PNCI	PCI - other	Total
Undiscounted contractual cash flows	$718,731	$15,706	$734,437
Undiscounted cash flows not expected to be collected (nonaccretable difference)	—	(6,295)	(6,295)

Undiscounted cash flows expected to be collected	718,731	9,411	728,142
Accretable yield at acquisition	(228,815)	—	(228,815)

Estimated fair value of loans acquired at acquisition	489,916	9,411	499,327
Purchase discount	12,721	2,077	14,798

Principal balance loans acquired	$502,637	$11,488	$514,125

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

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$239,762	$3,325	$(2,535)	$240,552
Obligations of states and political subdivisions	40,467	23	(1,503)	38,987
Corporate debt securities	1,898	2	—	1,900
Marketable equity securities	3,000	—	(9)	2,991

Total securities available for sale	$285,127	$3,350	$(4,047)	$284,430

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$760,686	$6,966	$(4,113)	$763,539
Obligations of states and political subdivisions	15,597	5	(444)	15,158

Total securities held to maturity	$776,283	$6,971	$(4,557)	$778,697

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$71,144	$4,001	$(25)	$75,120
Obligations of states and political subdivisions	3,130	45	—	3,175
Corporate debt securities	1,891	17	—	1,908
Marketable equity securities	3,000	2	—	3,002

Total securities available for sale	$79,165	$4,065	$(25)	$83,205

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$660,836	$13,055	$(677)	$673,214
Obligations of states and political subdivisions	15,590	130	(155)	15,565

Total securities held to maturity	$676,426	$13,185	$(832)	$688,779

No investment securities were sold during the six months ended June 30, 2015 or the six months ended June 30, 2014. Investment securities with an aggregate carrying value of $245,800,000 and $143,992,000 at June 30, 2015 and December 31, 2014, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at June 30, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2015, obligations of U.S. government corporations and agencies with a cost basis totaling $1,000,448,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At June 30, 2015, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.0 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Investment Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$1,898	$1,900	—	—
Due after one year through five years	3,621	3,767	—	—
Due after five years through ten years	28,202	29,476	$1,132	$1,134
Due after ten years	251,406	249,287	775,151	777,563

Totals	$285,127	$284,430	$776,283	$778,697

Note 3 - Investment Securities (continued)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
June 30, 2015
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$181,914	$(2,535)	—	—	$181,914	$(2,535)
Obligations of states and political subdivisions	36,854	(1,503)	—	—	36,854	(1,503)
Corporate debt securities	—	—	—	—	—	—
Marketable equity securities	2,991	(9)	—	—	2,991	(9)

Total securities available-for-sale	$221,759	$(4,047)	—	—	$221,759	$(4,047)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$333,283	$(4,113)	—	—	$333,283	$(4,113)
Obligations of states and political subdivisions	11,903	(274)	$1,049	$(170)	12,952	(444)
Corporate debt securities	—	—	—	—	—	—

Total securities held-to-maturity	$345,186	$(4,387)	$1,049	$(170)	$346,235	$(4,557)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
December 31, 2014
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$6,774	$(25)	—	—	$6,774	$(25)
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—
Marketable equity securities	—	—	—	—	—	—

Total securities available-for-sale	$6,774	$(25)	—	—	$6,774	$(25)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$335	$(1)	$56,288	$(676)	$56,623	$(677)
Obligations of states and political subdivisions	1,600	(26)	1,858	(129)	3,458	(155)
Corporate debt securities	—	—	—	—	—	—

Total securities held-to-maturity	$1,935	$(27)	$58,146	$(805)	$60,081	$(832)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At June 30, 2015, 36 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of (1.27%) from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At June 30, 2015, 48 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of (3.76%) from the Company’s amortized cost basis.

Corporate debt securities: At June 30, 2015, no corporate debt securities had unrealized losses.

Marketable equity securities: At June 30, 2015, there was one marketable equity security that had an unrealized loss with aggregate depreciation of (0.30%) from the Company’s amortized cost basis.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	June 30, 2015
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$173,623	$113,991	—	$3,874	$291,488
Commercial	1,019,050	348,508	—	27,521	1,395,079

Total mortgage loan on real estate	1,192,673	462,499	—	31,395	1,686,567
Consumer:
Home equity lines of credit	301,696	34,227	5,269	2,923	344,115
Home equity loans	29,223	4,587	125	637	34,572
Auto Indirect	—	—	—	—	—
Other	29,057	3,977	—	67	33,101

Total consumer loans	359,976	42,791	5,394	3,627	411,788
Commercial	157,283	33,407	4	5,097	195,791
Construction:
Residential	26,283	14,952	—	723	41,958
Commercial	43,526	14,132	—	—	57,658

Total construction	69,809	29,084	—	723	99,616

Total loans, net of deferred loan fees and discounts	$1,779,741	$567,781	$5,398	$40,842	$2,393,762

Total principal balance of loans owed, net of charge-offs	$1,784,505	$583,746	$13,865	$47,806	$2,429,922
Unamortized net deferred loan fees	(4,764)	—	—	—	(4,764)
Discounts to principal balance of loans owed, net of charge-offs	—	(15,965)	(8,467)	(6,964)	(31,396)

Total loans, net of unamortized deferred loan fees and discounts	$1,779,741	$567,781	$5,398	$40,842	$2,393,762

Noncovered loans	$1,779,741	$567,781	$5,398	$35,324	$2,388,244
Covered loans	—	—	—	5,518	5,518

Total loans, net of unamortized deferred loan fees and discounts	$1,779,741	$567,781	$5,398	$40,842	$2,393,762

Allowance for loan losses	$29,470	$2,763	$312	$2,910	$35,455

Note 4 – Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2014
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$154,594	$120,821	—	$4,005	$279,420
Commercial	928,797	376,225	—	30,917	1,335,939

Total mortgage loan on real estate	1,083,391	497,046	—	34,922	1,615,359
Consumer:
Home equity lines of credit	305,166	38,397	$5,478	3,543	352,584
Home equity loans	23,559	6,985	125	645	31,314
Auto Indirect	112	—	—	—	112
Other	28,230	4,770	—	74	33,074

Total consumer loans	357,067	50,152	5,603	4,262	417,084
Commercial	126,611	40,899	8	7,427	174,945
Construction:
Residential	21,135	16,808	—	675	38,618
Commercial	24,545	11,973	—	—	36,518

Total construction	45,680	28,781	—	675	75,136

Total loans, net of deferred loan fees and discounts	$1,612,749	$616,878	$5,611	$47,286	$2,282,524

Total principal balance of loans owed, net of charge-offs	$1,617,542	$634,490	$14,805	$56,016	$2,322,853
Unamortized net deferred loan fees	(4,793)	—	—	—	(4,793)
Discounts to principal balance of loans owed, net of charge-offs	—	(17,612)	(9,194)	(8,730)	(35,536)

Total loans, net of unamortized deferred loan fees and discounts	$1,612,749	$616,878	$5,611	$47,286	$2,282,524

Noncovered loans	$1,612,749	$616,878	$5,611	$25,018	$2,260,256
Covered loans	—	—	—	22,268	22,268

Total loans, net of unamortized deferred loan fees and discounts	$1,612,749	$616,878	$5,611	$47,286	$2,282,524

Allowance for loan losses	$(29,860)	$(3,296)	$(348)	$(3,081)	$(36,585)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Change in accretable yield:
Balance at beginning of period	$13,402	$17,438	$14,159	$18,232
Accretion to interest income	(1,375)	(1,382)	(2,930)	(3,013)
Reclassification from nonaccretable difference	920	242	1,718	1,079

Balance at end of period	$12,947	$16,298	$12,947	$16,298

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three Months Ended June 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,765	$10,451	$15,233	$1,980	$6	$644	$3,976	$750	$250	$36,055
Charge-offs	(128)	—	(84)	(117)	(4)	(176)	(5)	—	—	(514)
Recoveries	—	53	230	6	16	107	121	—	14	547
(Benefit) provision	198	(363)	(1,386)	259	(18)	130	310	92	145	(633)

Ending balance	$2,835	$10,141	$13,993	$2,128	—	$705	$4,402	$842	$409	$35,455

	Allowance for Loan Losses – Six Months Ended June 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,086	$9,227	$15,676	$1,797	$9	$719	$4,226	$1,434	$411	$36,585
Charge-offs	(209)	—	(425)	(128)	(4)	(444)	(539)	—	—	(1,749)
Recoveries	1	149	349	9	36	259	208	11	33	1,055
(Benefit) provision	(43)	765	(1,607)	450	(41)	171	507	(603)	(35)	(436)

Ending balance	$2,835	$10,141	$13,993	$2,128	—	$705	$4,402	$842	$409	$35,455

Ending balance:
Individ. evaluated for impairment	$857	$418	$1,779	$387	—	$128	$676	—	—	$4,245

Loans pooled for evaluation	$1,884	$8,390	$11,798	$1,741	—	$577	$2,536	$653	$409	$27,988

Loans acquired with deteriorated credit quality	$94	$1,333	$416	—	—	—	$1,190	$189	—	$3,222

	Loans, net of unearned fees – As of June 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$291,488	$1,395,079	$344,115	$34,572	—	$33,101	$195,791	$41,958	$57,658	$2,393,762

Individ. evaluated for impairment	$7,467	$47,118	$6,135	$1,438	—	$403	$2,048	$328	$88	$65,025

Loans pooled for evaluation	$280,147	$1,320,440	$329,788	$32,372	—	$32,631	$188,642	$40,907	$57,570	$2,282,497

Loans acquired with deteriorated credit quality	$3,874	$27,521	$8,192	$762	—	$67	$5,101	$723	—	$46,240

	Allowance for Loan Losses – Year Ended December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,154	$9,700	$16,375	$1,208	$66	$589	$4,331	$1,559	$1,263	$38,245
Charge-offs	(171)	(110)	(1,094)	(29)	(3)	(599)	(479)	(4)	(69)	(2,558)
Recoveries	2	540	960	34	86	495	1,268	1,377	181	4,943
(Benefit) provision	101	(903)	(565)	584	(140)	234	(894)	(1,498)	(964)	(4,045)

Ending balance	$3,086	$9,227	$15,676	$1,797	$9	$719	$4,226	$1,434	$411	$36,585

Ending balance:
Individ. evaluated for impairment	$974	$410	$1,974	$284	—	$142	$423	$60	—	$4,267

Loans pooled for evaluation	$1,915	$8,408	$13,251	$1,513	$9	$572	$2,569	$332	$322	$28,891

Loans acquired with deteriorated credit quality	$197	$409	$451	—	—	$5	$1,234	$1,042	$89	$3,427

Note 5 – Allowance for Loan Losses (continued)

	Loans, net of unearned fees – As of December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$279,420	$1,335,939	$352,584	$31,314	$112	$33,074	$174,945	$38,618	$35,518	$2,282,524

Individ. evaluated for impairment	$7,188	$41,932	$6,968	$1,278	$18	$323	$1,757	$2,683	$99	$62,246

Loans pooled for evaluation	$268,227	$1,263,090	$336,595	$29,266	$94	$32,677	$165,753	$35,260	$36,419	$2,167,381

Loans acquired with deteriorated credit quality	$4,005	$30,917	$9,021	$770	—	$74	$7,435	$675	—	$52,897

	Allowance for Loan Losses – Three Months Ended June 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,980	$9,875	$16,366	$1,291	$45	$590	$4,136	$1,501	$1,538	$38,322
Charge-offs	(1)	(45)	(677)	(11)	—	(144)	(151)	—	—	(1,029)
Recoveries	—	299	180	25	39	119	188	97	20	967
(Benefit) provision	(147)	(298)	2,186	106	(56)	(9)	234	(87)	(221)	1,708

Ending balance	$2,832	$9,831	$18,055	$1,411	$28	$556	$4,407	$1,511	$1,337	$39,968

	Allowance for Loan Losses – Six Months Ended June 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,154	$9,700	$16,375	$1,208	$66	$589	$4,331	$1,559	$1,263	$38,245
Charge-offs	(136)	(58)	(855)	(11)	—	(271)	(390)	(4)	(69)	(1,794)
Recoveries	—	471	509	27	51	302	1,061	608	135	3,164
(Benefit) provision	(186)	(282)	2,026	187	(89)	(64)	(595)	(652)	8	353

Ending balance	$2,832	$9,831	$18,055	$1,411	$28	$556	$4,407	$1,511	$1,337	$39,968

Ending balance:
Individ. evaluated for impairment	$780	$392	$2,088	$211	—	$3	$405	$61	—	$3,940

Loans pooled for evaluation	$1,869	$8,605	$15,466	$1,199	$27	$553	$2,534	$720	$779	$31,752

Loans acquired with deteriorated credit quality	$185	$835	$499	—	—	—	$1,469	$730	$558	$4,276

	Loans, net of unearned fees – As of June 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$212,920	$954,936	$330,187	$17,895	$385	$28,676	$137,341	$42,097	$14,149	$1,738,586

Individ. evaluated for impairment	$7,397	$52,570	$6,987	$871	$40	$77	$2,159	$2,751	$16	$72,868

Loans pooled for evaluation	$201,680	$872,399	$313,843	$16,412	$345	$28,529	$129,207	$37,844	$14,068	$1,614,327

Loans acquired with deteriorated credit quality	$3,843	$29,967	$9,357	$612	—	$70	$5,975	$1,502	$65	$51,391

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

The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:

•	Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•	Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.

•	Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.

•	Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

•	Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators – As of June 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$165,857	$977,037	$290,529	$26,015	—	$28,341	$155,985	$25,575	$42,852	$1,712,191
Special mention	1,311	10,479	3,046	1,160	—	461	854	661	585	18,557
Substandard	6,455	31,534	8,121	2,048	—	255	444	47	89	48,993

Total originated	$173,623	$1,019,050	$301,696	$29,223	—	$29,057	$157,283	$26,283	$43,526	$1,779,741

PNCI loans:
Pass	$112,680	$327,833	$32,392	$4,344	—	$3,670	$32,100	$14,952	$14,132	$542,103
Special mention	346	13,337	452	101	—	88	—	—	—	14,324
Substandard	965	7,338	1,383	142	—	219	1,307	—	—	11,354

Total PNCI	$113,991	$348,508	$34,227	$4,587	—	$3,977	33,407	$14,952	$14,132	$567,781

PCI loans	$3,874	$27,521	$8,192	$762	—	$67	$5,101	$723	—	$46,240

Total loans	$291,488	$1,395,079	$344,115	$34,572	—	$33,101	$195,791	$41,958	$57,658	$2,393,762

	Credit Quality Indicators – As of December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$146,949	$883,102	$292,244	$20,976	$66	$27,396	$124,707	$18,112	$24,436	$1,537,988
Special mention	1,122	11,521	3,590	743	11	591	636	622	—	18,836
Substandard	6,523	34,174	9,332	1,840	35	243	1,268	2,401	109	55,925

Total originated	$154,594	$928,797	$305,166	$23,559	$112	$28,230	$126,611	$21,135	$24,545	$1,612,749

PNCI loans:
Pass	$119,643	$359,537	$36,531	$6,813	—	$4,399	$40,628	$16,808	$11,973	$596,332
Special mention	547	12,979	936	147	—	230	268	—	—	15,107
Substandard	631	3,709	930	25	—	141	3	—	—	5,439

Total PNCI	$120,821	$376,225	$38,397	$6,985	—	$4,770	$40,899	$16,808	$11,973	$616,878

PCI loans	$4,005	$30,917	$9,021	$770	—	$74	$7,435	$675	—	$52,897

Total loans	$279,420	$1,335,939	$352,584	$31,314	$112	$33,074	$174,945	$38,618	$36,518	$2,282,524

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of June 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$256	$589	$867	$514	—	$44	$589	$407	—	$3,266
60-89 Days	375	2,874	488	166	—	2	—	—	—	3,905
> 90 Days	653	711	466	348	—	57	76	14	—	2,325

Total past due	$1,284	$4,174	$1,821	$1,028	—	$103	$665	$421	—	$9,496
Current	172,339	1,014,876	299,875	28,195	—	28,954	156,618	25,862	$43,526	1,770,245

Total orig. loans	$173,623	$1,019,050	$301,696	$29,223	—	$29,057	$157,283	$26,283	$43,526	$1,779,741

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$3,914	$14,957	$3,246	$1,262	—	$60	$238	$47	$88	$23,812

Note 5 – Allowance for Loan Losses (continued)

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of June 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	—	$883	—	$42	—	$9	—	—	—	$934
60-89 Days	—	—	$271	—	—	92	—	—	—	363
> 90 Days	$33	466	260	—	—	98	—	—	—	857

Total past due	$33	$1,349	$531	$42	—	$199	—	—	—	$2,154
Current	113,958	347,159	33,696	4,545	—	3,778	$33,407	$14,952	$14,132	565,627

Total PNCI loans	$113,991	$348,508	$34,227	$4,587	—	$3,977	$33,407	$14,952	$14,132	$567,781

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$622	$4,316	$733	$61	—	$131	—	—	—	$5,863

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$1,296	$735	$2,066	$615	$4	$64	$739	—	—	$5,519
60-89 Days	919	—	296	192	—	24	99	—	—	1,530
> 90 Days	100	900	754	202	17	46	61	—	—	2,080

Total past due	$2,315	$1,635	$3,116	$1,009	$21	$134	$899	—	—	$9,129
Current	152,279	927,162	302,050	22,550	91	28,096	125,712	$21,135	$24,545	1,603,620

Total orig. loans	$154,594	$928,797	$305,166	$23,559	$112	$28,230	$126,611	$21,135	$24,545	$1,612,749

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$3,430	$20,736	$4,336	$1,197	$18	$66	$246	$2,401	$99	$32,529

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$2,041	$260	$275	—	—	$25	$67	—	—	$2,668
60-89 Days	24	—	118	—	—	3	—	—	—	145
> 90 Days	239	—	73	$25	—	76	—	—	—	413

Total past due	$2,304	$260	$466	$25	—	$104	$67	—	—	$3,226
Current	118,517	375,965	37,931	6,960	—	4,666	40,832	$16,808	$11,973	613,652

Total PNCI loans	$120,821	$376,225	$38,397	$6,985	—	$4,770	$40,899	$16,808	$11,973	$616,878

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$799	$366	$346	$25	—	$110	—	—	—	$1,646

Note 5 – Allowance for Loan Losses (continued)

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

	Impaired Originated Loans – As of, or for the Six Months Ended, June 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,770	$40,294	$2,475	$779	—	$23	$338	$328	$88	$48,095

Unpaid principal	$5,901	$44,441	$5,340	$1,256	—	$46	$366	$376	$183	$57,909

Average recorded Investment	$3,528	$39,385	2,738	$764	—	$31	$375	$1,364	$94	$48,279

Interest income Recognized	$19	$795	$2	—	—	—	$11	$9	—	$836

With an allowance recorded:
Recorded investment	$2,780	$2,365	$2,513	$598	—	$37	$1,706	—	—	$9,999

Unpaid principal	$2,958	$2,448	$2,973	$704	—	$47	$1,808	—	—	$10,938

Related allowance	$784	$216	$1,481	$346	—	$15	$676	—	—	$3,518

Average recorded Investment	$2,752	$2,654	$2,849	$551	—	$41	$1,522	$141	—	$10,510

Interest income Recognized	$40	$56	$25	$3	—	—	$42	—	—	$166

	Impaired PNCI Loans – As of, or for the Six Months Ended, June 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$290	$3,633	$637	$20	—	$42	$4	—	—	$4,626

Unpaid principal	$316	$3,713	$696	$22	—	$62	$4	—	—	$4,813

Average recorded Investment	$317	$1,999	$492	$22	—	$40	$5	—	—	$2,875

Interest income Recognized	$3	$74	$1	—	—	—	—	—	—	$78

With an allowance recorded:
Recorded investment	$627	$826	$511	$41	—	$301	—	—	—	$2,306

Unpaid principal	$643	$836	$512	$42	—	$301	—	—	—	$2,334

Related allowance	$72	$203	$298	$41	—	$113	—	—	—	$727

Average recorded Investment	$731	$486	$474	$20	—	$261	—	—	—	$1,972

Interest income Recognized	$4	$12	$9	—	—	$6	—	—	—	$31

Note 5 – Allowance for Loan Losses (continued)

	Impaired Originated Loans – As of December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,287	$38,477	$3,001	$750	$14	$25	$412	$2,401	$99	$48,466

Unpaid principal	$5,138	$41,949	$6,094	$1,187	$49	$32	$433	$6,588	$190	$61,660

Average recorded Investment	$3,826	$45,915	$3,355	$651	$35	$21	$1,030	$2,437	$84	$57,354

Interest income Recognized	$38	$995	$26	$6	—	$1	$26	—	$3	$1,095

With an allowance recorded:
Recorded investment	$2,724	$2,943	$3,185	$504	$4	$41	$1,338	$282	—	$11,021

Unpaid principal	$2,865	$3,101	$3,533	$597	$6	$41	$1,438	$282	—	$11,863

Related allowance	$797	$302	$1,769	$284	—	$11	$423	$60	—	$3,646

Average recorded Investment	$2,677	$4,119	$2,982	$365	$4	$25	$1,428	$283	$55	$11,938

Interest income Recognized	$91	$144	$71	$13	—	—	$71	$19	—	$409

	Impaired PNCI Loans – As of December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$343	$366	$346	$25	—	$37	$7	—	—	$1,124

Unpaid principal	$353	$2,620	$374	$25	—	$54	$7	—	—	$3,433

Average recorded Investment	$246	$753	$287	$12	—	$36	$10	—	—	$1,344

Interest income Recognized	$14	—	$(1)	—	—	—	$1	—	—	$14

With an allowance recorded:
Recorded investment	$834	$146	$436	—	—	$220	—	—	—	$1,636

Unpaid principal	$852	$146	$436	—	—	$220	—	—	—	$1,654

Related allowance	$177	$108	$205	—	—	$131	—	—	—	$621

Average recorded Investment	$516	$148	$319	—	—	$124	—	—	—	$1,107

Interest income Recognized	$8	$8	$20	—	—	$12	—	—	—	$48

	Impaired Originated Loans – As of, or for the Six Months Ended, June 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$4,002	$48,781	$2,641	$626	$33	$16	$1,151	$2,468	$16	$59,734

Unpaid principal	$6,227	$51,862	$5,592	$1,032	$70	$22	$1,174	$6,689	$99	$72,767

Average recorded Investment	$4,228	$54,387	$3,419	$540	$49	$21	$1,266	$1,904	$43	$65,857

Interest income Recognized	$23	$651	$5	$1	—	—	$31	—	—	$711

With an allowance recorded:
Recorded investment	$2,821	$3,163	$3,559	$245	$7	—	$998	$283	—	$11,076

Unpaid principal	$2,893	$3,324	$4,231	$325	$10	—	$1,041	$283	—	$12,107

Related allowance	$625	$282	$1,810	$211	—	—	$405	$61	—	$3,394

Average recorded Investment	$2,594	$5,012	$3,196	$204	$5	$6	$1,524	$890	$73	$13,504

Interest income Recognized	$34	$76	$35	$2	—	—	$25	$9	—	$181

Note 5 – Allowance for Loan Losses (continued)

	Impaired PNCI Loans – As of, or for the Six Months Ended, June 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$144	$478	$320	—	—	$33	$10	—	—	$985

Unpaid principal	$144	$2,648	$337	—	—	$44	$10	—	—	$3,183

Average recorded Investment	$94	$822	$291	—	—	$35	$12	—	—	$1,254

Interest income Recognized	$6	—	$(1)	—	—	—	—	—	—	$5

With an allowance recorded:
Recorded investment	$430	$148	$467	—	—	$28	—	—	—	$1,073

Unpaid principal	$442	$148	$476	—	—	$28	—	—	—	$1,094

Related allowance	$155	$110	$278	—	—	$3	—	—	—	$546

Average recorded Investment	$352	$153	$260	—	—	$28	—	—	—	$793

Interest income Recognized	$4	$4	$8	—	—	$1	—	—	—	$17

At June 30, 2015, $43,047,000 of originated loans were TDR and classified as impaired. The Company had obligations to lend $62,000 of additional funds on these TDR as of June 30, 2015. At June 30, 2015, $1,091,000 of PNCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of June 30, 2015.

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

The following table shows certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the period indicated:

	TDR Information for the Three Months Ended June 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
($ in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	—	—	—	1	—	—	2	—	—	3
Pre-mod outstanding principal balance	—	—	—	$69	—	—	$182	—	—	$251
Post-mod outstanding principal balance	—	—	—	$73	—	—	$182	—	—	$255
Financial impact due to TDR taken as additional provision	—	—	—	—	—	—	$86	—	—	$86
Number that defaulted during the period	1	1	—	—	—	—	—	—	—	2
Recorded investment of TDRs that defaulted during the period	$98	$37	—	—	—	—	—	—	—	$135
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

Note 5 – Allowance for Loan Losses (continued)

The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the Six Months Ended June 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	1	1	—	1	—	2	3	—	—	8
Pre-mod outstanding principal balance	$108	$124	—	$69	—	$89	$468	—	—	$858
Post-mod outstanding principal balance	$110	$124	—	$74	—	$89	$470	—	—	$867
Financial impact due to TDR taken as additional provision	$8	$(5)	—	—	—	$5	$249	—	—	$257
Number that defaulted during the period	1	1	1	—	—	—	—	—	—	3
Recorded investment of TDRs that defaulted during the period	$98	$37	$46	—	—	—	—	—	—	$181
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

	TDR Information for the Three Months Ended June 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	1	2	1	1	—	—	2	—	—	7
Pre-mod outstanding principal balance	$112	$568	$200	$32	—	—	$34	—	—	$946
Post-mod outstanding principal balance	$112	$571	$212	$33	—	—	$34	—	—	$962
Financial impact due to TDR taken as additional provision	—	$8	—	—	—	—	$4	—	—	$12
Number that defaulted during the period	1	1	—	—	—	—	—	—	—	2
Recorded investment of TDRs that defaulted during the period	$152	$163	—	—	—	—	—	—	—	$315
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

	TDR Information for the Six Months Ended June 30, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	3	4	3	1	—	—	3	1	1	16
Pre-mod outstanding principal balance	$806	$824	$479	$32	—	—	$72	$102	$118	$2,433
Post-mod outstanding principal balance	$806	$830	$491	$33	—	—	$72	$85	$100	$2,417
Financial impact due to TDR taken as additional provision	$37	$18	—	—	—	—	$21	—	—	$76
Number that defaulted during the period	1	2	—	—	—	—	1	—	—	4
Recorded investment of TDRs that defaulted during the period	$152	$423	—	—	—	—	$116	—	—	$691
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows ($ in thousands):

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$4,449	$445	$4,894	$5,588	$674	$6,262
Additions/transfers from loans and covered	2,605	(445)	2,160	4,578	—	4,578
Dispositions/sales	(1,420)	—	(1,420)	(4,873)	(142)	(5,015)
Valuation adjustments	(241)	—	(241)	(29)	(11)	(40)

Ending balance, net	$5,393	$0	$5,393	$5,264	$521	$5,785

Ending valuation allowance	$(438)	$0	$(438)	$(76)	$(11)	$(87)

Ending number of foreclosed assets	33	—	33	23	2	25

Proceeds from sale of foreclosed assets	$1,033	$0	$1,033	$6,315	$168	$6,483

Gain on sale of foreclosed assets	$426	$0	$426	$1,442	$26	$1,468

As of June 30, 2015, $2,059,000 of foreclosed residential real estate properties are included in foreclosed assets, all of which the Company has obtained physical possession. During the three months ended June 30, 2015, $445,000 of covered foreclosed assets were transferred to noncovered foreclosed assets as the indemnification portion of the agreement covering those foreclosed asset expired during May 2015. Included in the sales of foreclosed assets during the six months ended June 30, 2015 is the sale of one foreclosed asset during the three months ended June 30, 2015 with a cost basis of $813,000. The Company provided loans to the buyer of this foreclosed asset such that, in accordance with generally accepted accounting principles, the Company deferred the entire gain of $397,000 related to this foreclosed asset sale. This deferred gain will be recognized over time in proportion to the reduction in principal balance of the related loans until the buyer has reduced the outstanding principal balance of the loans to a level specified by generally accepted accounting principles at which time the remaining unrecognized gain may be recognized.

Note 7 - Premises and Equipment

Premises and equipment were comprised of:

	June 30, 2015	December 31, 2014
	($ in thousands)
Land & land improvements	$8,883	$8,933
Buildings	39,090	39,638
Furniture and equipment	28,620	28,446

	76,593	77,017
Less: Accumulated depreciation	(34,559)	(33,570)

	42,034	43,447
Construction in progress	22	46

Total premises and equipment	$42,056	$43,493

Depreciation expense for premises and equipment amounted to $1,377,000 and $984,000 for the three months ended June 30, 2015 and 2014, respectively, and $2,645,000 and $2,165,000 for the six months ended June 30, 2015 and 2014, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Six months ended June 30,
	2015	2014
Beginning balance	$92,337	$52,309
Increase in cash value of life insurance	1,350	797

Ending balance	$93,687	$53,106

End of period death benefit	$165,728	$94,999
Number of policies owned	189	133
Insurance companies used	14	6
Current and former employees and directors covered	60	36

As of June 30, 2015, the Bank was the owner and beneficiary of 189 life insurance policies, issued by 14 life insurance companies, covering 60 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these condensed consolidated financial statements for additional information on JBAs.

Note 9 - Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated:

(in thousands)	June 30, 2015	Additions	Reductions	December 31, 2014
Goodwill	$63,462	—	—	$63,462

The following table summarizes the Company’s core deposit intangibles as of the dates indicated:

(in thousands)	June 30, 2015	Additions	Reductions/ Amortization	Fully Depreciated	December 31, 2014
Core deposit intangibles	$8,074	—	—	—	$8,074
Accumulated amortization	(1,601)	—	$(578)	—	(1,023)

Core deposit intangibles, net	$6,473	—	$(578)	—	$7,051

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

Note 10 - Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights (“MSRs”) for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Mortgage servicing rights:
Balance at beginning of period	$7,057	$6,107	$7,378	$6,165
Additions	236	153	421	276
Change in fair value	521	(351)	15	(532)

Balance at end of period	$7,814	$5,909	$7,814	$5,909

Servicing, late and ancillary fees received	$528	$421	$1,062	$841
Balance of loans serviced at:
Beginning of period	$832,143	$672,341	$840,288	$680,197
End of period	$827,333	$667,969	$827,333	$667,969
Weighted-average prepayment speed (CPR)			9.5%	11.0%
Discount rate			10.0%	10.0%

The changes in fair value of MSRs that occurred during the three and six months ended June 30, 2015 and 2014 were mainly due to changes in principal balances and changes in estimate life of the MSRs.

Note 11 - Indemnification Asset/Liability

A summary of the activity in the balance of indemnification asset (liability) follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning (payable) receivable balance	$(433)	$(220)	$(349)	$206
Effect of actual covered losses and change in estimated future covered losses	(24)	(97)	(86)	(565)
Reimbursable expenses (revenue), net	(18)	14	(21)	73
Payments made (received)	9	266	(10)	249

Ending payable balance	$(466)	$(37)	$(466)	$(37)

Amount of indemnification asset (liability) recorded in other assets			$105	$(37)
Amount of indemnification liability recorded in other liabilities			(571)	—

Ending balance			$(466)	$(37)

During May 2015, the indemnification portion of the Company’s agreement with the FDIC related to the Company’s acquisition of certain nonresidential real estate loans of Granite Community Bank in May 2010 expired. The indemnification portion of the Company’s agreement

Note 11 - Indemnification Asset/Liability (continued)

with the FDIC related to the Company’s acquisition of certain residential real estate loans of Granite Community Bank in May 2010 will expire in May 2018. The agreement specifies that recoveries of losses that are claimed by the Company and indemnified by the FDIC under the agreement that are recovered by the Company through May 2020 are to be shared with the FDIC in the same proportion as they were indemnified by the FDIC. In addition, the agreement specifies that at the end of the agreement in May 2020, to the extent that total claimed losses plus servicing expenses, net of recoveries, claimed under the agreement over the entire ten year period of the agreement do not meet a certain threshold, the Company will be required to pay to the FDIC a “true up” amount equal to fifty percent of the difference of the threshold and actual claimed losses plus servicing expenses, net of recoveries. The Company has continually been estimating, updating and recording this “true up” amount, at its estimated present value, since the inception of the agreement in May 2010. As of June 30, 2015, the present value of this “true up” amount is estimated to be $571,000, and is recorded in other liabilities.

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	June 30, 2015	December 31, 2014
Deferred tax asset, net	$38,901	$37,706
Prepaid expense	2,462	2,034
Software	1,220	1,327
Advanced compensation	743	908
Capital Trusts	1,693	1,690
Investment in low income housing tax credit funds	4,431	—
Miscellaneous other assets	5,347	8,070

Total other assets	$54,797	$51,735

Note 13 - Deposits

A summary of the balances of deposits follows (in thousands):

	June 30 2015	December 31, 2014
Noninterest-bearing demand	$1,060,650	$1,083,900
Interest-bearing demand	780,647	782,385
Savings	1,179,836	1,156,126
Time certificates, $250,000 and over	32,716	38,217
Other time certificates	287,833	319,795

Total deposits	$3,341,682	$3,380,423

Certificate of deposit balances of $5,000,000 and $5,000,000 from the State of California were included in time certificates, $250,000 and over, at each of June 30, 2015 and December 31, 2014, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,263,000 and $1,216,000 were classified as consumer loans at June 30, 2015 and December 31, 2014, respectively.

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$2,015	$2,230	$2,145	$2,415
Provision (benefit) for losses – unfunded commitments	110	(185)	(20)	(370)

Balance at end of period	$2,125	$2,045	$2,125	$2,045

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	June 30, 2015	December 31, 2014
Deferred compensation	$7,259	$7,408
Pension liability	27,114	26,798
Joint beneficiary agreements	2,843	2,728
Low income housing tax credit fund commitments	4,015	—
Miscellaneous other liabilities	13,772	12,258

Total other liabilities	$55,003	$49,192

Note 16 - Other Borrowings

A summary of the balances of other borrowings follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Other collateralized borrowings, fixed rate, as of June 30, 2015 of 0.05%, payable on July 1, 2015	$6,735	$9,276

Total other borrowings	$6,735	$9,276

The Company did not enter into any repurchase agreements during the six months ended June 30, 2015 or the year ended December 31, 2014.

The Company had $6,735,000 and $9,276,000 of other collateralized borrowings at June 30, 2015 and December 31, 2014, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of June 30, 2015, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $6,735,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco (“FHLB”). Based on the FHLB stock requirements at June 30, 2015, this line provided for maximum borrowings of $1,086,339,000 of which none was outstanding, leaving $1,086,339,000 available. As of June 30, 2015, the Company has designated investment securities with fair value of $101,039,000 and loans totaling $1,582,611,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the San Francisco Federal Reserve Bank. As of June 30, 2015, this line provided for maximum borrowings of $119,625,000 of which none was outstanding, leaving $119,625,000 available. As of June 30, 2015, the Company has designated investment securities with fair value of $425,000 and loans totaling $185,333,000 as potential collateral under this collateralized line of credit with the San Francisco Federal Reserve Bank.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $15,000,000 for federal funds transactions at June 30, 2015.

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

Note 17 – Junior Subordinated Debt (continued)

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

The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

Subordinated Debt Series	Maturity Date	Face Value	Coupon Rate (Variable) 3 mo. LIBOR +	As of June 30, 2015
				Current Coupon Rate	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	3.33%	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	2.83%	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	3.53%	5,035
North Valley Trust III	4/24/2034	5,155	2.80%	3.08%	3,946
North Valley Trust IV	3/15/2036	10,310	1.33%	1.60%	6,150

		$62,889			$56,369

Note 18 - Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $66,145,000 and $57,616,000 were maintained to satisfy Federal regulatory requirements at June 30, 2015 and December 31, 2014. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

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

Rent expense under operating leases was $959,000 and $734,000 during the three months ended June 30, 2015 and 2014, respectively. Rent expense was offset by rent income of $48,000 and $54,000 during the three months ended June 30, 2015 and 2014, respectively. Rent expense under operating leases was $1,943,000 and $1,490,000 during the six months ended June 30, 2015 and 2014, respectively. Rent expense was offset by rent income of $104,000 and $109,000 during the six months ended June 30, 2015 and 2014, respectively.

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

Note 18 - Commitments and Contingencies (continued)

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	June 30, 2015	December 31, 2014
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$185,842	$177,557
Consumer loans	393,218	392,705
Real estate mortgage loans	38,778	36,139
Real estate construction loans	38,295	49,774
Standby letters of credit	11,487	17,531
Deposit account overdraft privilege	$97,875	$101,060

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

Legal Proceedings— The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.648265 per Class B share. As of June 30, 2015, the value of the Class A shares was $67.15 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $1,483,000 as of June 30, 2015, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On January 24, 2014, a putative shareholder class action lawsuit was filed against TriCo, North Valley Bancorp and certain other defendants in connection with TriCo entering into the merger agreement with North Valley Bancorp. The lawsuit, which was filed in the Shasta County, California Superior Court, alleges that the members of the North Valley Bancorp board of directors breached their fiduciary duties to North Valley Bancorp shareholders by approving the proposed merger for inadequate consideration; approving the transaction in order receive benefits not equally shared by other North Valley Bancorp shareholders; entering into the merger agreement containing preclusive deal protection devices; and failing to take steps to maximize the value to be paid to the North Valley Bancorp shareholders. The lawsuit alleges claims against TriCo for aiding and abetting these alleged breaches of fiduciary duties. The plaintiff seeks, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties injunctive relief prohibiting consummation of the merger, rescission, attorneys’ of the merger agreement, fees and costs, and other and further relief. On July 31, 2014 the defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of this lawsuit. In connection with the settlement contemplated by the memorandum of understanding and in consideration for the full settlement and release of all claims, TriCo and North Valley Bancorp agreed to make certain additional disclosures related to the proposed merger, which are contained in a Current Report on Form 8-K filed by each of the companies. The memorandum of understanding contemplated that the parties would negotiate in good faith and use their reasonable best efforts to enter into a stipulation of settlement. The parties entered into a stipulation of settlement dated May 18, 2015 that is subject to customary conditions, including final court approval following notice to North Valley Bancorp’s shareholders. In the stipulation of settlement, the plaintiff agreed that to seek no more than $375,000 in attorneys’ fees and costs. The court preliminarily approved the settlement by order dated June 22, 2015. The court will consider final approval of the settlement and the potential award of attorneys’ fees at a hearing that is scheduled for October 19, 2015. There can be no assurance that the court will approve the settlement. In such event, the proposed settlement as contemplated by the memorandum of understanding and stipulation of settlement may be terminated.

On September 15, 2014, a former Personal Banker at one of the Bank’s in-store branches filed a Class Action Complaint against the Bank in Butte County Superior Court, alleging causes of action related to the observance of meal and rest periods and seeking to represent a class of current and former hourly-paid or non-exempt personal bankers, or employees with the same or similar job duties, employed by Defendants within the State of California during the preceding four years. On or about June 25, 2015, Plaintiff filed an Amended Complaint expanding the class definition to all current and formerly hourly-paid or non-exempt branch employees employed by Defendant’s within the State of California at any time during the period from September 15, 2010 to final judgment. The Bank has not yet responded to the First Amended Complaint, but denies the charges, and the Bank intends to vigorously defend the lawsuit against class certification and liability.

Note 18 - Commitments and Contingencies (continued)

On January 20, 2015, a current Personal Banker at one of the Bank’s in-store branches filed a First Amended Complaint against Tri Counties Bank and TriCo Bancshares, dba Tri Counties Bank, in Sacramento County Superior Court, alleging causes of action related to wage statement violations. Plaintiff seeks to represent a class of current and former exempt and non-exempt employees who worked for the Bank during the time period beginning October 18, 2013 through the date of the filing of this action. The Company and the Bank have responded to the First Amended Complaint, deny the charges, and intend to vigorously defend the lawsuit against class certification and liability.

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

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $5,713,000 and $4,100,000 during the six months ended June 30, 2015 and 2014 respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight. Absent approval from the Commissioner of the Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2014, the Bank could pay dividends to the Company of up to $52,798,000.

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

Stock Repurchased Under Equity Compensation Plans

During the six months ended June 30, 2015 and 2014, employees tendered 29,441 and 103,268 shares, respectively, of the Company’s common stock with market value of $699,000, and $2,551,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced on August 21, 2007.

Note 20 - Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit (RSU) awards and stock appreciation rights. RSUs that vest based solely on the grantee remaining in the service of the Company for a certain amount of time, are referred to as “service condition vesting RSUs”. RSUs that vest based on the grantee remaining in the service of the Company for a certain amount of time and a market condition such as the total return of the Company’s common stock versus the total return of an index of bank stocks, are referred to as “market plus service condition vesting RSUs”. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of June 30, 2015, 694,000 options for the purchase of common shares, and 92,802 restricted stock units were outstanding, and 729,397 shares remain available for issuance, under the 2009 Plan.

Note 20 - Stock Options and Other Equity-Based Incentive Instruments (continued)

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of June 30, 2015, 344,850 options for the purchase of common shares were outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options will be granted under the 2001 Plan.

Stock option activity during the six months ended June 30, 2015 is summarized in the following table:

	Number of Shares	Option Price per Share			Weighted Average Exercise Price	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2014	1,102,850	$12.63	to	$25.91	$18.25
Options granted	—	—	to	—	—	—
Options exercised	(64,000)	$15.34	to	$20.58	$19.32
Options forfeited	—	—	to	—	—
Outstanding at June 30, 2015	1,038,850	$12.63	to	$25.91	$18.19

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of June 30, 2015:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	755,850	283,000	1,038,850
Weighted average exercise price	$18.56	$17.20	$18.19
Intrinsic value (in thousands)	$4,219	$1,939	$6,158
Weighted average remaining contractual term (yrs.)	4.3	7.1	5.0

The 283,000 options that are currently not exercisable as of June 30, 2015 are expected to vest, on a weighted-average basis, over the next 2.1 years, and the Company is expected to recognize $1,380,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2014 or the six months ended June 30, 2015.

Restricted stock unit (RSU) activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2014	30,920		15,366
RSUs granted	30,348	$23.45	18,348	$21.01
RSUs added through dividend credits	459		—
RSUs released	—		—
RSUs forfeited/expired	(2,639)		—
Outstanding at June 30, 2015	59,088		33,714

The 59,088 of service condition vesting RSUs outstanding as of June 30, 2015 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The 59,088 of service condition vesting RSUs outstanding as of June 30, 2015 are expected to vest, and be released, on a weighted-average basis, over the next 2.7 years. The Company is expected to recognize $1,017,000 of pre-tax compensation costs related to these service condition vesting RSUs between June 30, 2015 and their vesting dates. During the six months ended June 30, 2015, the Company did not modify any service condition vesting RSUs. During the three months ended December 31, 2014, the Company modified 13,749 service condition vesting RSUs that were granted on August 11, 2014 such that their vesting schedule was changed from 100% vesting on August 11, 2018 to 25% vesting on each of August 11, 2015, 2016, 2017 and 2018. During the nine months ended September 30, 2014, the Company did not modify any service condition vesting RSUs.

The 33,714 of market plus service condition vesting RSUs that are currently outstanding as of June 30, 2015 are expected to vest, and be released, on a weighted-average basis, over the next 2.8 years. The Company is expected to recognize $595,000 of pre-tax compensation costs related to these RSUs between June 30, 2015 and their vesting dates. As of June 30, 2015, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 50,571 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during the six months ended June 30, 2015 or during the year ended December 31, 2014.

Note 21 – Noninterest Income and Expense

The components of other noninterest income were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service charges on deposit accounts	$3,637	$2,724	$7,237	$5,414
ATM and interchange fees	3,383	2,192	6,385	4,205
Other service fees	779	533	1,493	1,053
Mortgage banking service fees	528	421	1,062	841
Change in value of mortgage servicing rights	521	(351)	15	(532)

Total service charges and fees	8,848	5,519	16,192	10,981

Gain on sale of loans	837	514	1,459	978
Commissions on sale of non-deposit investment products	784	843	1,749	1,614
Increase in cash value of life insurance	675	400	1,350	797
Change in indemnification asset	(57)	(93)	(122)	(505)
Gain (loss) on sale of foreclosed assets	115	241	426	1,468
Sale of customer checks	121	98	249	199
Lease brokerage income	245	111	382	218
Gain (loss) on disposal of fixed assets	1	71	(83)	70
Other	511	173	658	352

Total other noninterest income	3,232	2,358	6,068	5,191

Total noninterest income	$12,080	$7,877	$22,260	$16,172

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights	$1,049	$70	$1,077	$309

The components of noninterest expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Base salaries, net of deferred loan origination costs	$11,502	$9,008	$23,246	$17,874
Incentive compensation	1,390	1,205	2,986	2,328
Benefits and other compensation costs	4,350	3,104	9,110	6,418

Total salaries and benefits expense	17,242	13,317	35,342	26,620

Occupancy	2,541	1,802	4,958	3,764
Equipment	1,527	1,060	2,941	2,096
Data processing and software	1,834	1,350	3,786	2,528
ATM network charges	985	710	1,755	1,353
Telecommunications	785	713	1,671	1,293
Postage	330	221	642	448
Courier service	253	224	501	458
Advertising	1,002	341	1,810	683
Assessments	694	481	1,345	1,002
Operational losses	149	150	273	327
Professional fees	1,035	1,275	2,154	1,889
Foreclosed assets expense	102	151	200	309
Provision for foreclosed asset losses	174	4	241	40
Change in reserve for unfunded commitments	110	(185)	(20)	(370)
Intangible amortization	289	52	578	104
Merger expense	—	418	586	643
Other	3,384	3,032	5,955	5,246

Total other noninterest expense	15,194	11,799	29,376	21,813

Total noninterest expense	$32,436	$25,116	$64,718	$48,433

Merger expense:
Data processing and software	—	—	$108	—
Professional fees	—	$243	120	$468
Other	—	175	358	175

Total merger expense	—	$418	$586	$643

Note 22 - Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.7	7.1	6.8	7.0
Tax-exempt interest on municipal obligations	(0.6)	(0.5)	(0.5)	(0.4)
Increase in cash value of insurance policies	(1.3)	(1.7)	(1.4)	(1.3)
Nondeductible merger expenses	—	1.2	—	0.6
Other	(0.3)	1.0	0.1	0.3

Effective Tax Rate	39.5%	42.1%	40.0%	41.2%

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Net income	$11,366	$4,859	$19,702	$12,224
Average number of common shares outstanding	22,745	16,129	22,736	16,113
Effect of dilutive stock options	235	181	229	203

Average number of common shares outstanding used to calculate diluted earnings per share	22,980	16,310	22,965	16,316

Options excluded from diluted earnings per share because the effect of these options was antidilutive	23	101	23	101
Restricted stock excluded from diluted earnings per share because the effect of these restricted stock was antidilutive	—	n/a	—	n/a

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

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Net unrealized (losses) gains on available for sale securities	$(697)	$4,040
Tax effect	293	(1,699)

Unrealized holding gains on available for sale securities, net of tax	(404)	2,341

Unfunded status of the supplemental retirement plans	(7,501)	(7,885)
Tax effect	3,153	3,315

Unfunded status of the supplemental retirement plans, net of tax	(4,348)	(4,570)

Joint beneficiary agreement liability	26	26
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	26	26

Accumulated other comprehensive loss	$(4,726)	$(2,203)

Note 24 – Comprehensive Income (continued)

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Unrealized holding (losses) gains on available for sale securities before reclassifications	$(4,752)	$658	$(4,737)	$553
Amounts reclassified out of accumulated other comprehensive income	—	—	—	—

Unrealized holding (losses) gains on available for sale securities after reclassifications	(4,752)	658	(4,737)	553
Tax effect	1,998	(277)	1,992	(232)

Unrealized holding (losses) gains on available for sale securities, net of tax	(2,754)	381	(2,745)	321

Change in unfunded status of the supplemental retirement plans before reclassifications	—	—	—	—
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(14)	5	(28)	10
Amortization of actuarial losses	206	4	412	8

Total amounts reclassified out of accumulated other comprehensive income	192	9	384	18

Change in unfunded status of the supplemental retirement plans after reclassifications	192	9	384	18
Tax effect	(81)	(4)	(162)	(8)

Change in unfunded status of the supplemental retirement plans, net of tax	111	5	222	10

Change in joint beneficiary agreement liability before reclassifications	—	—	—	—
Amounts reclassified out of accumulated other comprehensive income	—	—	—	—

Change in joint beneficiary agreement liability after reclassifications	—	—	—	—
Tax effect	—	—	—	—

Change in joint beneficiary agreement liability, net of tax	—	—	—	—

Total other comprehensive income (loss)	$(2,643)	$386	$(2,523)	$331

Note 25 - Retirement Plans

401(k) Plan

The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. Prior to July 1, 2015, the Company did not contribute to the 401(k) Plan. Effective July 1, 2015, the Company initiated a discretionary matching contribution equal to 50% of participant’s elective deferrals each quarter, up to 4% of eligible compensation. The Company did not incur any material expenses attributable to the 401(k) Plan during 2014 or the six months ended June 30, 2015.

Employee Stock Ownership Plan

Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $1,138,000 and $366,000 during the three months ended June 30, 2015 and 2014, respectively, are included in salary expense. Contributions to the plan totaling $1,506,000 and $561,000 during the six months ended June 30, 2015 and 2014, respectively, are included in salary expense. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans

The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $7,259,000 and $7,408,000 at June 30, 2015 and December 31, 2014, respectively. Earnings credits on deferred balances totaling $137,000 and $138,000 during the three months ended June 30, 2015 and 2014, respectively, are included in noninterest expense. Earnings credits on deferred balances totaling $286,000 and $290,000 during the six months ended June 30, 2015 and 2014, respectively, are included in noninterest expense.

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

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net pension cost included the following components:
Service cost-benefits earned during the period	$256	$163	$512	$326
Interest cost on projected benefit obligation	239	174	478	348
Amortization of net obligation at transition	—	1	—	1
Amortization of prior service cost	(14)	34	(28)	69
Recognized net actuarial loss	206	4	412	8

Net periodic pension cost	$687	$376	$1,374	$752

Company contributions to pension plans	$455	$376	$661	$752
Pension plan payouts to participants	$455	$376	$661	$752

For the year ending December 31, 2015, the Company expects to contribute and pay out as benefits $1,214,000 to participants under the plans.

Note 26 - Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for 2015 and 2014 (in thousands):

Balance December 31, 2013	$2,636
Advances/new loans	2,106
Removed/payments	(1,610)

Balance December 31, 2014	$3,132
Advances/new loans	745
Removed/payments	(582)

Balance June 30, 2015	$3,295

Director Chrysler is a principal owner and CEO of Modern Building Inc. Modern Building Inc. provided construction services to the Company related to new and existing Bank facilities for aggregate payments of $216,000 during the six months ended June 30, 2015 and $1,181,000 during the year ended December 31, 2014.

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

Note 27 - Fair Value Measurement (continued)

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at June 30, 2015	Total	Level 1	Level 2	Level 3
Securities available for sale:
Obligations of U.S. government corporations and agencies	$240,552	—	$240,552	—
Obligations of states and political subdivisions	38,987	—	38,987	—
Corporate debt securities	1,900	—	1,900	—
Marketable equity services	2,991	$2,991	—	—
Mortgage servicing rights	7,814	—	—	$7,814

Total assets measured at fair value	$292,244	$2,991	$281,439	$7,814

Fair value at December 31, 2014	Total	Level 1	Level 2	Level 3
Securities available for sale:
Obligations of U.S. government corporations and agencies	$75,120	—	$75,120	—
Obligations of states and political subdivisions	3,175	—	3,175	—
Corporate debt securities	1,908	—	1,908	—
Marketable equity securities	3,002	$3,002	—	—
Mortgage servicing rights	7,378	—	—	$7,378

Total assets measured at fair value	$90,583	$3,002	$80,203	$7,378

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the three months ended June 30, 2015 or the year ended December 31, 2014.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Mortgage servicing rights:
Balance at beginning of period	$7,057	$6,107	$7,378	$6,165
Issuances	235	153	421	276
Change included in earnings	522	(351)	15	(532)

Balance at end of period	$7,814	$5,909	$7,814	$5,909

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

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2015:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$7,814	Discounted cash flow	Constant prepayment rate	6.3%-22.7%, 9.5%
			Discount rate	10.0%-12.0%, 10.0%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2014:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$7,378	Discounted cash flow	Constant prepayment rate	5.7%-23.4%, 12.0%
			Discount rate	10.0%-12.0%, 10.0%

Note 27 - Fair Value Measurement (continued)

The table below presents the recorded amount of certain assets measured at fair value on a nonrecurring basis, as of the dates indicated. For these purposes, an asset is deemed to be measured at fair value if it had a write-down or an additional allowance provided during the periods indicated, and the recorded value of the asset at the end of the period is equal to the net value of the underlying collateral (in thousands):

					Total
Six months ended June 30, 2015	Total	Level 1	Level 2	Level 3	Gains/(Losses)
Fair value:
Impaired Originated & PNCI loans	$3,377	—	—	$3,377	$151
Foreclosed assets	3,190	—	—	3,190	(239)

Total assets measured at fair value	$6,567	—	—	$6,567	$(88)

					Total
Year ended December 31, 2014	Total	Level 1	Level 2	Level 3	(Losses)
Fair value:
Impaired Originated & PNCI loans	$2,480	—	—	$2,480	$(636)
Foreclosed assets	2,611	—	—	2,611	(137)

Total assets measured at fair value	$5,091	—	—	$5,091	$(773)

					Total
Six months ended June 30, 2014	Total	Level 1	Level 2	Level 3	(Losses)
Fair value:
Impaired Originated & PNCI loans	$3,842	—	—	$3,842	$(509)
Foreclosed assets	566	—	—	566	(16)

Total assets measured at fair value	$4,408	—	—	$4,408	$(525)

The table below presents the gains and losses from nonrecurring fair value adjustments that occurred in the periods indicated (in thousands):

	Three months ended June 30,
(Gains)/losses from nonrecurring fair value adjustments:	2015	2014
Impaired Originated & PNCI loans	$(22)	$298
Foreclosed assets	206	4

Total losses from nonrecurring fair value adjustments	$184	$302

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

The foreclosed assets amount above represents impaired real estate that has been adjusted to fair value. Foreclosed assets represent real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at its fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. Any recoveries based on the asset’s fair value less estimated costs to sell in excess of the recorded value of the loan at the date of acquisition are recorded to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on non-covered other real estate owned for fair value adjustments based on the fair value of the real estate.

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

Note 27 - Fair Value Measurement (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2015:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$3,377	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(42.0)%, (9.0)%
		Income approach	Capitalization rate	8.0%-9.1%, 8.1%
Foreclosed assets	$3,190	Sales comparison	Adjustment for differences
		approach	between comparable sales	(0.0)%-(30.1)%, (3.7)%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2014:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$2,480	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(42.5)%, (10.1)%
		Income approach	Capitalization rate	9.09%-9.09%, 9.09%
Foreclosed assets	$2,611	Sales comparison	Adjustment for differences
		approach	between comparable sales	(5.0)%-(29.4)%, (8.2)%

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

Note 27 - Fair Value Measurement (continued)

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$92,234	$92,234	$93,150	$93,150
Cash at Federal Reserve and other banks	77,269	77,269	517,578	517,578
Level 2 inputs:
Securities held to maturity	776,283	778,697	676,426	688,779
Restricted equity securities	16,956	N/A	16,956	N/A
Loans held for sale	4,630	4,630	3,579	3,579
Level 3 inputs:
Loans, net	2,358,308	2,439,466	2,245,938	2,342,570
Indemnification (liability) asset	(466)	(466)	(349)	(349)
Financial liabilities:
Level 2 inputs:
Deposits	3,341,682	3,341,380	3,380,423	3,380,486
Other borrowings	6,735	6,735	9,276	9,276
Level 3 inputs:
Junior subordinated debt	56,369	42,063	56,272	45,053

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$656,133	$6,561	$656,175	$6,562
Standby letters of credit	11,487	115	17,531	175
Overdraft privilege commitments	97,875	979	101,060	1,011

Note 28 - TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets		June 30, 2015	December 31, 2014
		(In thousands)
Assets
Cash and Cash equivalents		$2,437	$2,229
Investment in Tri Counties Bank		483,796	470,797
Other assets		1,760	1,902

Total assets		$487,993	$474,928

Liabilities and shareholders’ equity
Other liabilities		$480	$484
Junior subordinated debt		56,369	56,272

Total liabilities		56,849	56,756

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 22,749,523 and 22,714,964 shares, respectively		245,965	244,318
Retained earnings		189,905	176,057
Accumulated other comprehensive loss, net		(4,726)	(2,203)

Total shareholders’ equity		431,144	418,172

Total liabilities and shareholders’ equity		$487,993	$474,928

Condensed Statements of Income	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Interest expense	$(491)	$(306)	$(973)	$(610)
Administration expense	(263)	(466)	(416)	(790)

Loss before equity in net income of Tri Counties Bank	(754)	(772)	(1,389)	(1,400)
Equity in net income of Tri Counties Bank:
Distributed	3,593	2,050	5,713	4,100
(Over) under distributed	8,210	3,400	14,794	9,079
Income tax benefit	317	181	584	445

Net income	$11,366	$4,859	$19,702	$12,224

Condensed Statements of Comprehensive Income	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Net income	$11,366	$4,859	$19,702	$12,224
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available for sale securities arising during the period	(2,754)	381	(2,745)	321
Change in minimum pension liability	111	5	222	10

Other comprehensive income (loss)	(2,643)	386	(2,523)	331

Comprehensive income	$8,723	$5,245	$17,179	$12,555

Condensed Statements of Cash Flows			Six months ended June 30,
(In thousands)			2015	2014
Operating activities:
Net income			$19,702	$12,224
Adjustments to reconcile net income to net cash provided by operating activities:
Over (under) distributed equity in earnings of Tri Counties Bank			(14,794)	(9,079)
Stock option vesting expense			698	534
Stock option excess tax benefits			(30)	(220)
Net change in other assets and liabilities			(463)	(474)

Net cash provided by operating activities			5,113	2,985
Investing activities: None
Financing activities:
Issuance of common stock through option exercise			30	220
Stock option excess tax benefits			569	527
Repurchase of common stock			(31)	(292)
Cash dividends paid — common			(5,473)	(3,547)

Net cash used for financing activities			(4,905)	(3,092)

(Decrease) increase in cash and cash equivalents			208	(107)

Cash and cash equivalents at beginning of year			2,229	2,520

Cash and cash equivalents at end of year			$2,437	$2,413

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2015, that the Company meets all capital adequacy requirements to which it is subject.

The following table presents actual and required capital ratios as of June 30, 2015 for the Company and the Bank under Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of June 30, 2015 based on the phased-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2015:
Total Capital (to Risk Weighted Assets):
Consolidated	$454,345	15.16%	$239,794	8.00%	$314,729	10.50%	$299,742	10.00%
Tri Counties Bank	$452,301	15.10%	$239,651	8.00%	$314,542	10.50%	$299,564	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$416,876	13.91%	$179,845	6.00%	$254,781	8.50%	$239,794	8.00%
Tri Counties Bank	$414,854	13.85%	$179,739	6.00%	$254,630	8.50%	$239,651	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$362,200	12.08%	$134,884	4.50%	$209,820	7.00%	$194,832	6.50%
Tri Counties Bank	$414,854	13.85%	$134,804	4.50%	$209,695	7.00%	$194,717	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$416,876	10.91%	$152,821	4.00%	$152,821	4.00%	$190,026	5.00%
Tri Counties Bank	$414,854	10.86%	$152,747	4.00%	$152,747	4.00%	$190,934	5.00%

The following table presents actual and required capital ratios as of December 31, 2104 for the Company and the Bank under the regulatory capital rules then in effect.

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

As of June 30, 2015, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as June 30, 2015 at the Company and the Bank exceed the minimum levels necessary to be considered “well capitalized”.

Note 30 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the periods indicated, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2015 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis			$404	$172
Discount accretion PCI – other			907	1,274
Discount accretion PNCI			822	1,348
All other loan interest income			29,886	28,371

Total loan interest income			32,019	31,165
Debt securities, dividends and interest bearing cash at Banks (not FTE)			7,848	6,560

Total interest income			39,867	37,725
Interest expense			1,346	1,382

Net interest income			38,521	36,343
(Benefit from) provision for loan losses			(633)	197

Net interest income after provision for loan losses			39,154	36,146
Noninterest income			12,080	10,180
Noninterest expense			32,436	32,282

Income before income taxes			18,798	14,044
Income tax expense			7,432	5,708

Net income			$11,366	$8,336

Per common share:
Net income (diluted)			$0.49	$0.36

Dividends			$0.13	$0.11

	2014 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$107	$290	$69	$203
Discount accretion PCI – other	919	822	811	984
Discount accretion PNCI	796	402	624	379
All other loan interest income	28,914	23,466	22,929	22,172

Total loan interest income	30,736	24,980	24,433	23,738
Debt securities, dividends and interest bearing cash at Banks (not FTE)	5,671	4,151	3,985	3,421

Total interest income	36,407	29,131	28,418	27,159
Interest expense	1,437	1,082	1,075	1,087

Net interest income	34,970	28,049	27,343	26,072
(Benefit from) provision for loan losses	(1,421)	(2,977)	1,708	(1,355)

Net interest income after provision for loan losses	36,391	31,026	25,635	27,427
Noninterest income	9,755	8,589	7,877	8,295
Noninterest expense	36,566	25,380	25,116	23,317

Income before income taxes	9,580	14,235	8,396	12,405
Income tax expense	3,930	6,001	3,537	5,040

Net income	$5,650	$8,234	$4,859	$7,365

Per common share:
Net income (diluted)	$0.25	$0.50	$0.30	$0.45

Dividends	$0.11	$0.11	$0.11	$0.11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

TriCo Bancshares (referred to in this report as “we”, “TriCo” or the “Company”) conducts no material business operations independent of Tri Counties Bank (the “Bank”), and, therefore, the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest income, net interest income, net interest yield, and efficiency ratio are generally presented on a fully tax-equivalent (“FTE”) basis. The Company believes the use of these non-generally accepted accounting principles (non-GAAP) measures provides additional clarity in assessing its results, and the presentation of these measures on a FTE basis is a common practice within the banking industry. Interest income and net interest income are shown on a non-FTE basis in the Part I – Financial Information section of this Form 10-Q, and a reconciliation of the FTE and non-FTE presentations is provided below in the discussion of net interest income.

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies during the six months ended June 30, 2015.

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

On October 3, 2014, TriCo completed the acquisition of North Valley Bancorp. As part of the acquisition, North Valley Bank, a wholly-owned subsidiary of North Valley Bancorp, merged with and into Tri Counties Bank. In the acquisition, each share of North Valley common stock was converted into the right to receive 0.9433 shares of TriCo common stock. TriCo issued an aggregate of approximately 6.58 million shares of TriCo common stock to North Valley Bancorp shareholders, which was valued at a total of approximately $151 million based on the closing trading price of TriCo common stock on October 3, 2014 of $21.73. TriCo also assumed North Valley Bancorp’s obligations with respect to its outstanding trust preferred securities. Beginning on October 4, 2014, the effect of revenue and expenses from the operations of North Valley Bancorp, and the TriCo Bancshares common shares issued in consideration of the merger are included in the results of the Company.

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

TRICO BANCSHARES

Financial Summary

(In thousands, except per share amounts; unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Interest Income (FTE)	$38,715	$27,413	$75,155	$53,567
Benefit from (provision for) loan losses	633	(1,708)	436	(353)
Noninterest income	12,080	7,877	22,260	16,172
Noninterest expense	(32,436)	(25,116)	(64,718)	(48,433)
Provision for income taxes (FTE)	(7,626)	(3,607)	(13,431)	(8,729)

Net income	$11,366	$4,859	$19,702	$12,224

Earnings per share:
Basic	$0.50	$0.30	$0.87	$0.76
Diluted	$0.49	$0.30	$0.86	$0.75
Per share:
Dividends paid	$0.13	$0.11	$0.24	$0.22
Book value at period end	$18.95	$16.17
Average common shares outstanding	22,745	16,129	22,736	16,113
Average diluted common shares outstanding	22,980	16,310	22,965	16,316
Shares outstanding at period end	22,750	16,133
At period end:
Loans, net	$2,358,307	$1,698,618
Total assets	$3,893,855	$2,724,481
Total deposits	$3,341,682	$2,385,196
Other borrowings	$6,735	$6,075
Junior subordinated debt	$56,369	$41,238
Shareholders’ equity	$431,144	$260,943
Financial Ratios:
During the period (annualized):
Return on assets	1.17%	0.71%	1.01%	0.89%
Return on equity	10.56%	7.45%	9.21%	9.48%
Net interest margin[1]	4.35%	4.28%	4.22%	4.19%
Efficiency ratio[1]	63.9%	71.7%	66.4%	69.5%
Average equity to average assets	11.06%	9.53%	10.98%	9.42%
At period end:
Equity to assets	11.07%	9.58%
Total capital to risk-adjusted assets	15.16%	14.64%

[1]	Fully taxable equivalent (FTE)

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

Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Interest Income (FTE)	$38,715	$27,413	$75,155	$53,567
Benefit from (provision for) loan losses	633	(1,708)	436	(353)
Noninterest income	12,080	7,877	22,260	16,172
Noninterest expense	(32,436)	(25,116)	(64,718)	(48,433)
Provision for income taxes (FTE)	(7,626)	(3,607)	(13,431)	(8,729)

Net income	$11,366	$4,859	$19,702	$12,224

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended		Six month ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income	$39,867	$28,418	$77,592	$55,577
Interest expense	(1,346)	(1,075)	(2,728)	(2,162)
FTE adjustment	194	70	291	152

Net interest income (FTE)	$38,715	$27,413	$75,155	$53,567

Net interest margin (FTE)	4.35%	4.28%	4.22%	4.19%

Purchased loan discount accretion	$2,133	$1,566	$4,664	$3,070
Effect of purchased loan discount accretion on net interest margin (FTE)	0.24%	0.25%	0.26%	0.24%

Net interest income (FTE) during the three months ended June 30, 2015 increased $11,302,000 (41.2%) from the same period in 2014 to $38,715,000. The increase in net interest income (FTE) was due primarily to a $641,803,000 (37.4%) increase in the average balance of loans to $2,355,864,000, and a $569,136,000 (115%) increase in the average balance of investments to $1,064,142,000 that were partially offset by a 26 basis point decrease in the average yield on loans from 5.70% during the three months ended June 30, 2014 to 5.44% during the three months ended June 30, 2015, and an eight basis point decrease in the average yield on investments from 3.06% during the three months ended June 30, 2014 to 2.97% during the three months ended June 30, 2015. The $641,803,000 increase in average loan balances from the year ago quarter was primarily due to the addition of $499,327,000 of loans through the acquisition of North Valley Bancorp on October 4, 2014, and moderate to strong loan demand during the quarter and six months ended June 30, 2015. The $569,136,000 increase in average investment balances from the year-ago quarter was primarily due to the use of cash at the Federal Reserve and other banks to purchase investments and the addition of $212,616,000 of investments through the acquisition of North Valley Bancorp on October 4, 2014. The decrease in average loan yields is due primarily to declines in market yields on new and renewed loans compared to yields on repricing, maturing, and paid off loans. The decrease in average investment yields is due primarily to declines in market yields on new investments compared to yields on existing investments. The increases in average loan and investment balances added $9,146,000 and $4,381,000, respectively, to net interest income (FTE) while the decreases in average loan and investment yields reduced net interest income (FTE) by $1,560,000 and $264,000, respectively, when compared to the year-ago quarter. Included in interest income during the three months ended June 30, 2015 was a special cash dividend of $626,000 from the Company’s investment in Federal Home Loan Bank stock, and $2,133,000 of discount accretion from purchased loans compared to $1,504,000 of discount accretion from purchased loans during the three months ended June 30, 2014. For more information related to loan interest income, including loan purchase discount accretion, see the Summary of Average Balances, Yields/Rates and Interest Differential and Note 30 to the consolidated financial statements at Part I, Item 1 of this report.

Net interest income (FTE) during the six months ended June 30, 2015 increased $21,588,000 (40.3%) from the same period in 2014 to $75,155,000. The increase in net interest income (FTE) was due primarily to a $627,097,000 (37.0%) increase in the average balance of loans to $2,319,743,000, and a $544,583,000 (121%) increase in the average balance of investments to $996,010,000 that were partially offset by a 24 basis point decrease in the average yield on loans from 5.69% during the six months ended June 30, 2014 to 5.45% during the six months ended June 30, 2015, and a 22 basis point decrease in the average yield on investments from 3.09% during the six months ended June 30, 2014 to 2.87% during the six months ended June 30, 2015. The $627,097,000 increase in average loan balances from the year ago period was primarily due to the addition of $499,327,000 of loans through the acquisition of North Valley Bancorp on October 4, 2014, and moderate to strong loan demand during the six months ended June 30, 2015. The $544,583,000 increase in average investment balances from the year-ago period was primarily due to the use of cash at the Federal Reserve and other banks to purchase investments and the addition of

$212,616,000 of investments through the acquisition of North Valley Bancorp on October 4, 2014. The decrease in average loan yields is due primarily to declines in market yields on new and renewed loans compared to yields on repricing, maturing, and paid off loans. The decrease in average investment yields is due primarily to declines in market yields on new investments compared to yields on existing investments. The increases in average loan and investment balances added $17,841,000 and $8,362,000, respectively, to net interest income (FTE) while the decreases in average loan and investment yields reduced net interest income (FTE) by $2,828,000 and $1,046,000, respectively, when compared to the year-ago quarter. Included in interest income during the six months ended June 30, 2015 was a special cash dividend of $626,000 from the Company’s investment in Federal Home Loan Bank stock, and $4,664,000 of discount accretion from purchased loans compared to $3,070,000 of discount accretion from purchased loans during the six months ended June 30, 2014. For more information related to loan interest income, including loan purchase discount accretion, see the Summary of Average Balances, Yields/Rates and Interest Differential and Note 30 to the consolidated financial statements at Part I, Item 1 of this report.

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

	For the three months ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$2,355,864	$32,019	5.44%	$1,714,061	$24,433	5.70%
Investment securities - taxable	1,020,806	7,380	2.89%	478,904	3,594	3.00%
Investment securities - nontaxable	43,336	518	4.78%	16,102	187	4.65%
Cash at Federal Reserve and other banks	143,919	144	0.40%	350,229	274	0.31%

Total interest-earning assets	3,563,925	40,061	4.50%	2,559,296	28,488	4.45%
Other assets	330,271			178,338

Total assets	$3,894,196			$2,737,634

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$796,958	116	0.06%	$550,372	115	0.08%
Savings deposits	1,165,530	362	0.12%	853,643	263	0.12%
Time deposits	336,212	376	0.45%	268,352	390	0.58%
Other borrowings	7,894	1	0.06%	6,217	1	0.06%
Junior subordinated debt	56,344	491	3.49%	41,238	306	2.97%

Total interest-bearing liabilities	2,362,938	1,346	0.23%	1,719,822	1,075	0.25%
Noninterest-bearing deposits	1,049,174			722,779
Other liabilities	51,483			34,216
Shareholders’ equity	430,601			260,817

Total liabilities and shareholders’ equity	3,894,196			$2,737,634

Net interest spread(1)			4.27%			4.20%
Net interest income and interest margin(2)		$38,715	4.35%		$27,413	4.28%

Summary of Average Balances, Yields/Rates and Interest Differential (continued)

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

	For the six months ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$2,319,743	$63,184	5.45%	$1,692,646	$48,171	5.69%
Investment securities - taxable	963,586	13,515	2.81%	434,567	6,570	3.02%
Investment securities - nontaxable	32,424	776	4.79%	16,860	405	4.80%
Cash at Federal Reserve and other banks	244,761	408	0.33%	412,031	583	0.28%

Total interest-earning assets	3,560,514	77,883	4.37%	2,556,104	55,729	4.36%
Other assets	332,822			181,595

Total assets	$3,893,336			$2,737,699

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	794,581	241	0.06%	$548,685	236	0.09%
Savings deposits	1,161,120	719	0.12%	846,932	520	0.12%
Time deposits	344,914	793	0.46%	274,660	794	0.58%
Other borrowings	8,754	2	0.05%	6,339	2	0.06%
Junior subordinated debt	56,320	973	3.46%	41,238	610	2.96%

Total interest-bearing liabilities	2,365,689	2,728	0.23%	1,717,854	2,162	0.25%
Noninterest-bearing deposits	1,048,507			727,255
Other liabilities	51,489			34,739
Shareholders’ equity	427,651			257,851

Total liabilities and shareholders’ equity	$3,893,336			$2,737,699

Net interest spread(1)			4.14%			4.11%
Net interest income and interest margin(2)		$75,155	4.22%		$53,567	4.19%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended June 30, 2015 compared with three months ended June 30, 2014
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$9,146	$(1,560)	$7,586
Investment securities	4,381	(264)	4,117
Cash at Federal Reserve and other banks	(160)	30	(130)

Total interest-earning assets	13,367	(1,794)	11,573

Increase (decrease) in interest expense:
Interest-bearing demand deposits	49	(48)	1
Savings deposits	94	5	99
Time deposits	98	(112)	(14)
Other borrowings	—	—	—
Junior subordinated debt	112	73	185

Total interest-bearing liabilities	353	(82)	271

Increase (decrease) in Net Interest Income	$13,014	$(1,712)	$11,302

Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid (continued)

The following table sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components (in thousands).

	Six months ended June 30, 2015 compared with six months ended June 30, 2014
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$17,841	$(2,828)	$15,013
Investment securities	8,362	(1,046)	7,316
Cash at Federal Reserve and other banks	(234)	59	(175)

Total interest-earning assets	25,969	(3,815)	22,154

Increase (decrease) in interest expense:
Interest-bearing demand deposits	111	(106)	5
Savings deposits	189	10	199
Time deposits	204	(205)	(1)
Other borrowings	1	(1)	—
Junior subordinated debt	223	140	363

Total interest-bearing liabilities	728	(162)	566

Increase (decrease) in Net Interest Income	$25,241	$(3,653)	$21,588

Provision for Loan Losses

The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – three and six months ended June 30, 2015 and 2014” at Note 5 in Item 1 of Part I of this report for the components that make up the provision for loan losses for the three and six months ended June 30, 2015 and 2014.

The Company recorded a reversal of provision for loan losses of $633,000 during the three months ended June 30, 2015 compared to a provision for loan losses of $1,708,000 during the three months ended June 30, 2014. As shown in the Table labeled “Allowance for Loan Losses - three months ended June 30, 2015” at Note 5 in Item 1 of Part I of this report, commercial real estate mortgage loans, home equity lines, and auto indirect loans experienced a reversal of provision for loan losses during the three months ended June 30, 2015. All other categories of loans experienced a provision for loan losses during the three months ended June 30, 2015. The level of provision, or reversal of provision, for loan losses of each loan category during the three months ended June 30, 2015 was due to the increase or decrease in the required allowance for loan losses as of June 30, 2015 compared to the required allowance for loan losses as of March 31, 2015 plus or minus net charge-offs or net recoveries during the three months ended June 30, 2015. All categories of loans except commercial real estate mortgage loans, home equity lines, and auto indirect loans experienced an increase in the required allowance for loan losses during the three months ended June 30, 2015. The increases in required allowance for loan losses for certain loan categories were primarily due to increased loan balances in those categories. The decreases in required allowance for loan losses for certain loan categories were primarily due to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and newly impaired loans, and reductions in historical loss factors for those categories that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. These same factors were also present, to some extent, for the loan categories other than commercial real estate mortgage loans, home equity lines, and auto indirect, but were more than offset by the effect of increased loan balances or changes in credit quality within the “pass” category of these loan categories resulting in net provisions for loan losses in these categories during the three months ended June 30, 2015. For details of the change in nonperforming loans during the three months ended June 30, 2015 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the three months ended June 30, 2015” under the heading “Asset Quality and Non-Performing Assets” below.

The Company recorded a reversal of provision for loan losses of $436,000 during the six months ended June 30, 2015 compared to a provision for loan losses of $353,000 during the six months ended June 30, 2014. As shown in the Table labeled “Allowance for Loan Losses - six months ended June 30, 2015” at Note 5 in Item 1 of Part I of this report, residential real estate mortgage loans, home equity lines, auto indirect loans, residential construction loans, and commercial construction loans experienced a reversal of provision for loan losses during the six months ended June 30, 2015. All other categories of loans experienced a provision for loan losses during the six months ended June 30, 2015. The level of provision, or reversal of provision, for loan losses of each loan category during the six months ended June 30, 2015 was due to the increase or decrease in the required allowance for loan losses as of June 30, 2015 compared to the required allowance for loan losses as of December 31, 2014 plus or minus net charge-offs or net recoveries during the six months ended June 30, 2015. All categories of loans except commercial real estate mortgage loans, home equity loans, and C&I loans experienced a decrease in the required allowance for loan losses during the six months ended June 30, 2015. The increases in required allowance for loan losses for certain loan categories were primarily due to increased loan balances in those categories. The decreases in required allowance for loan losses for certain loan categories were primarily due to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and newly impaired loans, and reductions in historical loss factors for those categories that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. These same factors were also present, to some extent, for the commercial real estate mortgage loans, home equity loans, other consumer loans, and C&I loans, but were more than offset by the effect of increased loan balances or changes in credit quality within the “pass” category of these loan categories resulting in net provisions for loan losses in these categories during the six months ended June 30, 2015. For details of the change in nonperforming loans during the six months ended June 30, 2015 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the three months ended June 30, 2015 and the three months ended March 31, 2015” under the heading “Asset Quality and Non-Performing Assets” below.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service charges on deposit accounts	$3,637	$2,724	$7,237	$5,414
ATM and interchange fees	3,383	2,192	6,385	4,205
Other service fees	779	533	1,493	1,053
Mortgage banking service fees	528	421	1,062	841
Change in value of mortgage servicing rights	521	(351)	15	(532)

Total service charges and fees	8,848	5,519	16,192	10,981

Gain on sale of loans	837	514	1,459	978
Commissions on sale of non-deposit investment products	784	843	1,749	1,614
Increase in cash value of life insurance	675	400	1,350	797
Change in indemnification asset	(57)	(93)	(122)	(505)
Gain (loss) on sale of foreclosed assets	115	241	426	1,468
Sale of customer checks	121	98	249	199
Lease brokerage income	245	111	382	218
Gain (loss) on disposal of fixed assets	1	71	(83)	70
Other	511	173	658	352

Total other noninterest income	3,232	2,358	6,068	5,191

Total noninterest income	$12,080	$7,877	$22,260	$16,172

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights	$1,049	$70	$1,077	$309

Noninterest income increased $4,203,000 (53.4%) to $12,080,000 during the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. The increase in noninterest income was due primarily to an increase in service charges on deposit accounts of $913,000 (33.5%) to $3,637,000, an increase in ATM fees and interchange revenue of 1,191,000 (54.3%) to $3,383,000, an increase in change in value of mortgage servicing rights (MSRs) of 872,000 to a positive $521,000 from a negative $351,000, and an increase in other noninterest income of $338,000 (195%) to $511,000 compared to the year-ago quarter. These increases, and the increases in other categories of noninterest income noted in the table above, are primarily the result of the acquisition of North Valley Bancorp on October 4, 2014. An increase in interest rates during the three months ended June 30, 2015 resulted in a decrease in estimated prepayment speeds of serviced loans, that in turn resulted in increased expected servicing cash flows, and thus, a higher value of such servicing rights.

Noninterest income increased $6,088,000 (37.6%) to $22,260,000 during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. The increase in noninterest income was due primarily to an increase in service charges on deposit accounts of $1,823,000 (33.7%) to $7,237,000, an increase in ATM fees and interchange revenue of 2,180,000 (51.8%) to $6,385,000, an increase in change in value of mortgage servicing rights (MSRs) of 547,000 to a positive $15,000 from a negative $532,000, and an increase in change in cash value of life insurance of $553,000 (69.4%) to $1,350,000 compared to the year-ago period. These increases and the increases in other categories of noninterest income noted in the table above are primarily the result of the acquisition of North Valley Bancorp on October 4, 2014. Partially offsetting these increases was a decrease of $1,042,000 in gain on sale of foreclosed assets to $426,000. An increase in interest rates during the six months ended June 30, 2015 resulted in a decrease in estimated prepayment speeds of serviced loans, that in turn resulted in increased expected servicing cash flows, and thus, a higher value of such servicing rights. The decrease in gain on sale foreclosed assets is due to decreased foreclosed asset sales during the six months ended June 30, 2015, and the uniqueness of individual foreclosed asset sales when compared to the year-ago period.

Noninterest Expense

The following table summarizes the Company’s noninterest expense for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Base salaries, net of deferred loan origination costs	$11,502	$9,008	$23,246	$17,874
Incentive compensation	1,390	1,205	2,986	2,328
Benefits and other compensation costs	4,350	3,104	9,110	6,418

Total salaries and benefits expense	17,242	13,317	35,342	26,620

Occupancy	2,541	1,802	4,958	3,764
Equipment	1,527	1,060	2,941	2,096
Data processing and software	1,834	1,350	3,786	2,528
ATM network charges	985	710	1,755	1,353
Telecommunications	785	713	1,671	1,293
Postage	330	221	642	448
Courier service	253	224	501	458
Advertising	1,002	341	1,810	683
Assessments	694	481	1,345	1,002
Operational losses	149	150	273	327
Professional fees	1,035	1,275	2,154	1,889
Foreclosed assets expense	102	151	200	309
Provision for foreclosed asset losses	174	4	241	40
Change in reserve for unfunded commitments	110	(185)	(20)	(370)
Intangible amortization	289	52	578	104
Merger expense	—	418	586	643
Other	3,384	3,032	5,955	5,246

Total other noninterest expense	15,194	11,799	29,376	21,813

Total noninterest expense	$32,436	$25,116	$64,718	$48,433

Merger expense:
Data processing and software	—	—	$108	—
Professional fees	—	$243	120	$468
Other	—	175	358	175

Total merger expense	—	$418	$586	$643

Average full time equivalent staff	944	726	955	729
Noninterest expense to revenue (FTE)	63.9%	71.7%	66.4%	69.5%

Salary and benefit expenses increased $3,925,000 (29.5%) to $17,242,000 during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Base salaries, incentive compensation and benefits & other compensation expense increased $2,494,000 (27.7%), 185,000 (15.4%), and 1,246,000 (40.1%), respectively, to $11,502,000, $1,390,000 and $4,350,000, respectively, during the three months ended June 30, 2015. The increases in these categories of salary and benefits expense are primarily due to the Company’s acquisition of North Valley Bancorp on October 4, 2014. The average number of full-time equivalent staff increased 218 (30.0%) from 726 during the three months ended June 30, 2014 to 944 for the three months ended June 30, 2015.

Salary and benefit expenses increased $8,722,000 (32.8%) to $35,342,000 during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Base salaries, incentive compensation and benefits & other compensation expense increased $5,372,000 (30.1%), 658,000 (28.3%), and 2,692,000 (41.9%), respectively, to $23,246,000, $2,986,000 and $9,110,000, respectively, during the six months ended June 30, 2015. The increases in these categories of salary and benefits expense are primarily due to the Company’s acquisition of North Valley Bancorp on October 4, 2014. The average number of full-time equivalent staff increased 226 (31.0%) from 729 during the six months ended June 30, 2014 to 955 for the six months ended June 30, 2015.

Other noninterest expense increased $3,395,000 (28.8%) to $15,194,000 during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in other noninterest expense was primarily due to the Company’s acquisition of North Valley Bancorp on October 4, 2014. Nonrecurring merger expenses related to the North Valley Bancorp acquisition totaling $0 and $418,000 are included in other noninterest expense for the three months ended June 30, 2015 and 2014, respectively. As of March 31, 2015, the Company had substantially completed all of its previously planned facility consolidations related to the North Valley Bancorp acquisition. Subsequent to March 31, 2015, following a thorough analysis of profitability and market opportunity, the Bank identified five additional branches for closure. Two of those branches are former North Valley Bank branches. As of June 30, 2015 one of the five additional branches slated for closure has been closed. The Bank expects the four remaining branches will be closed by September 30, 2015.

Other noninterest expense increased $7,563,000 (34.7%) to $29,376,000 during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in other noninterest expense was primarily due to the Company’s acquisition of North Valley Bancorp on October 4, 2014. Nonrecurring merger expenses related to the North Valley Bancorp acquisition totaling $586 and $643,000 are included in other noninterest expense for the six months ended June 30, 2015 and 2014, respectively.

Income Taxes

The effective combined Federal and State income tax rate on income was 39.5% and 42.1% for the three months ended June 30, 2015 and 2014, respectively. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate of 35.0% due to State income tax expense of $1,947,000 and $923,000, respectively, in these periods. Tax-exempt income of $324,000 and $117,000, respectively, from investment securities, and $675,000 and $401,000, respectively, from increase in cash value of life insurance in these periods helped to reduce the effective combined Federal and State income tax rate from the combined Federal and State statutory income tax rate of approximately 42.0%, Also helping to reduce the effective combined Federal and State income tax rate were tax credit of $43,000 and $0 during the three months ended June 30, 2015 and 2014, respectively. Partially offsetting the effect of these tax rate reducing items during the three months ended June 30, 2015, respectively, were nondeductible merger expenses of $0 and $291,000, respectively, and other nondeductible expenses of $58,000 and $215,000, respectively.

The effective combined Federal and State income tax rate on income was 40.0% and 41.2% for the six months ended June 30, 2015 and 2014, respectively. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate of 35.0% due to State income tax expense of $3,433,000 and $2,234,000, respectively, in these periods. Tax-exempt income of $485,000 and $253,000, respectively, from investment securities, and $1,350,000 and $798,000, respectively, from increase in cash value of life insurance in these periods helped to reduce the effective combined Federal and State income tax rate from the combined Federal and State statutory income tax rate of approximately 42.0%, Also helping to reduce the effective combined Federal and State income tax rate were tax credit of $43,000 and $0 during the six months ended June 30, 2015 and 2014, respectively. Partially offsetting the effect of these tax rate reducing items during the six months ended June 30, 2015, respectively, were nondeductible merger expenses of $0 and $341,000, respectively, and other nondeductible expenses of $159,000 and $265,000, respectively.

Financial Condition

Investment Securities

Investment securities available for sale increased $201,225,000 to $284,430,000 as of June 30, 2015, compared to December 31, 2014. This increase is attributable to purchases of $220,383,000, maturities and principal repayments of $13,941,000, a decrease in fair value of investments securities available for sale of $4,737,000 and amortization of net purchase price premiums of $480,000.

The following table presents the available for sale investment securities portfolio by major type as of June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015		December 31, 2014
Securities available for sale:	Fair Value	%	Fair Value	%
Obligations of U.S. government corporations and agencies	$240,552	84.5%	$75,120	90.3%
Obligations of states and political subdivisions	38,987	13.7%	3,175	3.8%
Corporate bonds	1,900	0.7%	1,908	2.3%
Marketable equity securities	2,991	1.1%	3,002	3.6%

Total securities available for sale	$284,430	100.0%	$83,205	100.0%

Investment securities held to maturity increased $99,857,000 to $776,283,000 as of June 30, 2015, compared to December 31, 2014. This increase is attributable to purchases of $146,100,000, less principal repayments of $45,078,000, and amortization of net purchase price premiums of $1,165,000.

The following table presents the held to maturity investment securities portfolio by major type as of June 30, 2015 and December 31, 2014:

(In thousands)	June 30, 2015		December 31, 2014
Securities held to maturity:	Cost Basis	%	Cost Basis	%
Obligations of U.S. government corporations and agencies	$760,686	98.1%	$660,836	97.7%
Obligations of states and political subdivisions	15,597	1.9%	15,590	2.3%

Total securities held to maturity	$776,283	100.0%	$676,426	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements at Iem 1 of Part I of this report.

Restricted Equity Securities

Restricted equity securities were $16,956,000 at June 30, 2015 and $16,956,000 at December 31, 2014. The entire balance of restricted equity securities at June 30, 2015 and December 31, 2014 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

(In thousands)	June 30, 2015	December 31, 2014
Real estate mortgage	$1,686,567	$1,615,359
Consumer	411,788	417,084
Commercial	195,791	174,945
Real estate construction	99,616	75,136

Total loans	$2,393,762	$2,282,524

At June 30, 2015 loans, including net deferred loan costs, totaled $2,393,762,000 which was a $111,238,000 (4.87%) increase over the balances at December 31, 2014. Demand for all categories of loans was moderate during the six months ended June 30, 2015.

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	June 30, 2015	December 31, 2014
Real estate mortgage	70.4%	70.7%
Consumer	17.2%	18.3%
Commercial	8.2%	7.7%
Real estate construction	4.2%	3.3%

Total loans	100.0%	100.0%

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

Interest income on originated nonaccrual loans that would have been recognized during the three months ended June 30, 2015 and 2014, if all such loans had been current in accordance with their original terms, totaled $266,000 and $572,000, respectively. Interest income actually recognized on these originated loans during the three months ended June 30, 2015 and 2014 was $11,000 and $18,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended June 30, 2015 and 2014, if all such loans had been current in accordance with their original terms, totaled $144,000 and $50,000, respectively. Interest income actually recognized on these PNCI loans during the three months ended June 30, 2015 and 2014 was $76,000 and $(5,000).

Interest income on originated nonaccrual loans that would have been recognized during the six months ended June 30, 2015 and 2014, if all such loans had been current in accordance with their original terms, totaled $964,000 and $1,458,000, respectively. Interest income actually recognized on these originated loans during the six months ended June 30, 2015 and 2014 was $59,000 and $24,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the six months ended June 30, 2015 and 2014, if all such loans had been current in accordance with their original terms, totaled $224,000 and $118,000. Interest income actually recognized on these PNCI loans during the six months ended June 30, 2015 and 2014 was $85,000 and $(4,000).

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

	June 30,	December 31,
(In thousands)	2015	2014
Performing nonaccrual loans	$36,498	$45,072
Nonperforming nonaccrual loans	3,382	2,517

Total nonaccrual loans	39,880	47,589
Originated and PNCI loans 90 days past due and still accruing	—	—

Total nonperforming loans	39,880	47,589
Noncovered foreclosed assets	5,393	4,449
Covered foreclosed assets	—	445

Total nonperforming assets	$45,273	$52,483

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$160	$123
Indemnified portion of covered foreclosed assets	—	$356
Nonperforming assets to total assets	1.62%	1.88%
Nonperforming loans to total loans	1.67%	2.08%
Allowance for loan losses to nonperforming loans	89%	77%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.95%	3.31%

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

	June 30, 2015
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$21,485	$4,983	$5,337	$4,693	$36,498
Nonperforming nonaccrual loans	2,327	880	62	113	3,382

Total nonaccrual loans	23,812	5,863	5,399	4,806	39,880
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	23,812	5,863	5,399	4,806	39,880
Noncovered foreclosed assets	3,972	—	—	1,421	5,393
Covered foreclosed assets	—	—	—	—	—

Total nonperforming assets	$27,784	$5,863	$5,399	$6,226	$45,273

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$97	—	—	$63	$160
Indemnified portion of covered foreclosed assets	—	—	—	—	—
Nonperforming assets to total assets	0.99%	0.21%	0.19%	0.22%	1.62%
Nonperforming loans to total loans	1.34%	1.03%	100.00%	11.77%	1.67%
Allowance for loan losses to nonperforming loans	124%	47%	6%	61%	89%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.92%	3.21%	63.32%	20.65%	2.95%

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

	December 31, 2014
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$30,449	$1,233	$5,587	$7,803	$45,072
Nonperforming nonaccrual loans	2,080	413	24	—	2,517

Total nonaccrual loans	32,529	1,646	5,611	7,803	47,589
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	32,529	1,646	5,611	7,803	47,589
Noncovered foreclosed assets	3,316	—	—	1,133	4,449
Covered foreclosed assets	—	—	—	445	445

Total nonperforming assets	$35,845	$1,646	$5,611	$9,381	$52,483

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$123	—	—	—	$123
Indemnified portion of covered foreclosed assets	—	—	—	$356	$356
Nonperforming assets to total assets	1.28%	0.06%	0.20%	0.34%	1.88%
Nonperforming loans to total loans	2.02%	0.27%	99.98%	16.50%	2.08%
Allowance for loan losses to nonperforming loans	92%	200%	6%	39%	77%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.14%	3.30%	64.45%	21.09%	3.31%

Changes in nonperforming assets during the three months ended June 30, 2015

(In thousands):	Balance at June 30, 2015	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at March 31, 2015

Real estate mortgage:
Residential	$4,922	$78	—	$(179)	$(128)	$(82)	—	$5,233
Commercial	23,482	3,991	—	(8,686)	—	—	—	28,177
Consumer
Home equity lines	9,461	465	11	(490)	(84)	(227)	—	9,786
Home equity loans	1,441	275	1	(59)	(117)	(22)	—	1,363
Auto indirect	—	1	—	(11)	(4)	—	—	14
Other consumer	197	96	—	—	(34)	—	—	135
Commercial	242	64	—	(1,859)	(5)	—	—	2,042
Construction:
Residential	47	8	—	(2,259)	—	(75)	—	2,373
Commercial	88	—	—	(6)	—	—	—	94

Total nonperforming loans	39,880	4,978	12	(13,549)	(372)	(406)	—	49,217
Noncovered foreclosed assets	5,393	—	195	(925)	(175)	406	445	5,447
Covered foreclosed assets	—	—	—	—	—	—	(445)	445

Total nonperforming assets	$45,273	$4,978	$207	$(14,474)	$(547)	—	—	$55,109

Nonperforming assets decreased during the second quarter of 2015 by $9,836,000 (17.9%) to $45,273,000 at June 30, 2015 compared to $55,109,000 at March 31, 2015. The decrease in nonperforming assets during the second quarter of 2015 was primarily the result of new nonperforming loans of $4,978,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $207,000, less pay-downs, sales or upgrades of nonperforming loans to performing status totaling $13,549,000, less dispositions of foreclosed assets totaling $925,000, less loan charge-offs of $372,000, and less write-downs of foreclosed assets of $175,000.

The $4,978,000 in new nonperforming loans during the second quarter of 2015 was comprised of increases of $78,000 on three residential real estate loans, $3,991,000 on eight commercial real estate loans, $740,000 on 12 home equity lines and loans, $1,000 on two indirect auto loans, $96,000 on 15 consumer loans, $64,000 on three C&I loans, and $8,000 on a single residential real estate loan.

The $3,991,000 in new nonperforming commercial real estate loans was primarily made up of one loan in the amount of $2,038,000 secured by a commercial retail property in central California, one loan in the amount of $836,000 secured by a multi-family property in northern California, three loans totaling $588,000 secured by a commercial warehouse in central California, and one loan in the amount of $466,000 secured by a single family residence in central California. Related charge-offs are discussed below.

The $13,549,000 in pay-downs, sales or upgrades of loans in the second quarter of 2015 was comprised of decreases of $179,000 on 37 residential real estate loans, $8,686,000 on 44 commercial real estate loans, $549,000 on 135 home equity lines and loans, $11,000 on eight auto indirect loans, $1,859,000 on 11 C&I loans, $2,259,000 on three residential construction loans and $6,000 on two commercial construction loans.

The $8,686,000 reduction in nonperforming commercial real estate loans was primarily made up of one upgrade in the amount of $328,000 on a loan secured by commercial office property in northern California, and upgrades on four loans secured by commercial office and warehouse properties in central California in the amount of $7,375,000.

The $1,859,000 in reduction in nonperforming C&I loans was primarily made up of pay-downs in the amount of $1,844,000 on three loans in northern California secured by general business assets.

The $2,259,000 in reduction in nonperforming residential construction loans was primarily made up of a pay-down in the amount of $2,250,000 on a loan secured by residential development land in central California.

Loan charge-offs during the three months ended June 30, 2015

In the second quarter of 2015, the Company recorded $372,000 in loan charge-offs and $142,000 in deposit overdraft charge-offs less $448,000 in loan recoveries and $99,000 in deposit overdraft recoveries resulting in $32,000 of net recoveries. Primary causes of the loan charges taken in the second quarter of 2015 were gross charge-offs of $128,000 on three residential real estate loans, $201,000 on nine home equity lines and loans, $4,000 on two indirect auto loans, $34,000 on 13 other consumer loans, and $5,000 on three C&I loans. During the second quarter of 2015, there were no individual charges greater than $250,000.

Changes in nonperforming assets during the three months ended March 31, 2015

(In thousands):	Balance at March 31, 2015	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2014

Real estate mortgage:
Residential	$5,233	$617	—	$(141)	$(81)	$(55)	$280	$4,613
Commercial	28,177	4,042	63	(1,300)	—	(971)	—	26,343
Consumer
Home equity lines	9,786	786	52	(683)	(341)	(217)	(187)	10,376
Home equity loans	1,363	137	—	(37)	(11)	—	(93)	1,367
Auto indirect	14	—	—	(4)	—	—	—	18
Other consumer	135	68	6	(12)	(113)	—	—	186
Commercial	2,042	534	—	(144)	(534)	—	—	2,186
Construction:
Residential	2,373	—	—	(28)	—	—	—	2,401
Commercial	94	—	—	(5)	—	—	—	99

Total nonperforming loans	49,217	6,184	121	(2,354)	(1,080)	(1,243)	—	47,589
Noncovered foreclosed assets	5,447	—	316	(495)	(66)	1,243	—	4,449
Covered foreclosed assets	445	—	—	—	—	—	—	445

Total nonperforming assets	$55,109	$6,184	$437	$(2,849)	$(1,146)	—	—	$52,483

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

The Components of the Allowance for Loan Losses

The following table sets forth the allowance for loan losses as of the dates indicated:

(In thousands)	June 30, 2015	December 31, 2014
Allowance for originated and PNCI loan losses:
Specific allowance	$4,245	$4,267
Formula allowance	19,850	22,076
Environmental factors allowance	8,138	6,815

Allowance for originated and PNCI loan losses	32,233	33,158
Allowance for PCI loan losses	3,222	3,427

Allowance for loan losses	$35,455	$36,585

Allowance for loan losses to loans	1.48%	1.60%

For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Provision for Loan Losses” at “Results of Operations” and “Allowance for Loan Losses” above. Based on the current conditions of the loan portfolio, management believes that the $35,455,000 allowance for loan losses at June 30, 2015 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

(In thousands)	June 30, 2015	December 31, 2014
Real estate mortgage	$12,976	$12,313
Consumer	16,826	18,201
Commercial	4,402	4,226
Real estate construction	1,251	1,845

Total allowance for loan losses	$35,455	$36,585

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

(In thousands)	June 30, 2015	December 31, 2014
Real estate mortgage	36.6%	33.7%
Consumer	47.5%	49.7%
Commercial	12.4%	11.6%
Real estate construction	3.5%	5.0%

Total allowance for loan losses	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses as a percentage of the total loans for each loan category as of the dates indicated:

(In thousands)	June 30, 2015	December 31, 2014
Real estate mortgage	0.77%	0.76%
Consumer	4.09%	4.36%
Commercial	2.25%	2.42%
Real estate construction	1.26%	2.46%

Total allowance for loan losses	1.48%	1.60%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Allowance for loan losses:
Balance at beginning of period	$36,055	$38,322	$36,585	$38,245
Provision for loan losses	(633)	1,708	(436)	353
Loans charged off:
Real estate mortgage:
Residential	(128)	(1)	(209)	(136)
Commercial	—	(45)	—	(58)
Consumer:
Home equity lines	(84)	(677)	(425)	(855)
Home equity loans	(117)	(11)	(128)	(11)
Auto indirect	(4)	—	(4)	—
Other consumer	(176)	(144)	(444)	(271)
Commercial	(5)	(151)	(539)	(390)
Construction:
Residential	—	—	—	(4)
Commercial	—	—	—	(69)

Total loans charged off	(514)	(1,029)	(1,749)	(1,794)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	—	—	1	—
Commercial	53	299	149	471
Consumer:
Home equity lines	230	180	349	509
Home equity loans	6	25	9	27
Auto indirect	16	39	36	51
Other consumer	107	119	259	302
Commercial	121	188	208	1,061
Construction:
Residential	—	97	11	608
Commercial	14	20	33	135

Total recoveries of previously charged off loans	547	967	1,055	3,164

Net recoveries (charge-offs)	33	(62)	(694)	1,370

Balance at end of period	$35,455	$39,968	$35,455	$39,968

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Reserve for unfunded commitments:
Balance at beginning of period	$2,015	$2,230	$2,145	$2,415
Provision for losses – unfunded commitments	110	(185)	(20)	(370)

Balance at end of period	$2,125	$2,045	$2,125	$2,045

Balance at end of period:
Allowance for loan losses			$35,455	$39,968
Reserve for unfunded commitments			2,125	2,045

Allowance for loan losses and
Reserve for unfunded commitments			$37,580	$42,013

As a percentage of total loans at end of period:
Allowance for loan losses			1.48%	2.30%
Reserve for unfunded commitments			0.09%	0.12%

Allowance for loan losses and
Reserve for unfunded commitments			1.57%	2.42%

Average total loans	$2,355,864	$1,714,061	$2,319,743	$1,692,646
Ratios (annualized):
Net charge-offs during period to average loans outstanding during period	(0.01)%	0.01%	0.06%	(0.16)%
(Benefit from) provision for loan losses to average loans outstanding	(0.11)%	0.40%	(0.04)%	0.04%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the periods indicated (dollars in thousands):

(dollars in thousands):	Balance at June 30, 2015	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at March 31, 2015
Noncovered:
Land & Construction	$2,334	—	—	$(61)	—	$7	$445	$1,943
Residential real estate	2,059	—	$195	(51)	$(175)	399	—	1,691
Commercial real estate	1,000	—	—	(813)	—	—	—	1,813

Total noncovered	5,393	—	195	(925)	(175)	406	445	5,447

Covered:
Land & Construction	—	—	—	—	—	—	(445)	445
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	—	—	—	—	—	—	(445)	445

Total foreclosed assets	$5,393	—	$195	$(925)	$(175)	$406	—	$5,892

(dollars in thousands):	Balance at March 31, 2015	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2014
Noncovered:
Land & Construction	$1,943	—	—	—	$(31)	—	—	$1,974
Residential real estate	1,691	—	$316	$(495)	(24)	$272	—	1,622
Commercial real estate	1,813	—	—	—	(11)	971	—	853

Total noncovered	5,447	—	316	(495)	(66)	1,243	—	4,449

Covered:
Land & Construction	445	—	—	—	—	—	—	445
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	445	—	—	—	—	—	—	445

Total foreclosed assets	$5,892	—	$316	$(495)	$(66)	$1,243	—	$4,894

Premises and Equipment

Premises and equipment were comprised of:

(In thousands)	June 30, 2015	December 31, 2014
Land & land improvements	$8,883	$8,933
Buildings	39,090	39,638
Furniture and equipment	28,620	28,446

	76,593	77,017
Less: Accumulated depreciation	(34,559)	(33,570)

	42,034	43,447
Construction in progress	22	46

Total premises and equipment	$42,056	$43,493

During the six months ended June 30, 2015, premises and equipment decreased $1,437,000 due to purchases of $1,293,000, that were more than offset by depreciation of $2,645,000 and disposals of premises and equipment with net book value of $85,000. Included in the depreciation expense during the six months ended June 30, 2015 was $131,000 of accelerated depreciation of leasehold improvements taken on one branch that was closed during the quarter ended March 31, 2015.

Intangible Assets

Intangible assets were comprised of the following as of the dates indicated:

(In thousands)	June 30, 2015	December 31, 2014
Core-deposit intangible	$6,473	$7,051
Goodwill	63,462	63,462

Total intangible assets	$69,935	$70,513

The core-deposit intangible assets resulted from the Bank’s acquisition of North Valley Bancorp in 2014, Citizens in 2011, and Granite in 2010. The goodwill intangible asset includes $47,943,000 from the North Valley Bancorp acquisition in 2014, and $15,519,000 from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $289,000 and $52,000 were recorded during the three months ended June 30, 2015 and 2014, respectively. Amortization of core deposit intangible assets amounting to $578,000 and $104,000 were recorded during the six months ended June 30, 2015 and 2014, respectively.

Deposits

See Note 13 to the condensed consolidated financial statements at Item 1 of Part I of this report for information about the Company’s deposits.

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

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. The Company did not repurchase any shares under this repurchase plan during the six months ended June 30, 2015. This plan has no stated expiration date for the repurchases. As of June 30, 2015, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $431,144,000 at June 30, 2015. This amount represents an increase of $12,972,000,000 (3.1%) from December 31, 2014, the net result of comprehensive income for the period of $17,179,000, and the effect of equity compensation vesting and tax benefits of $728,000, and the exercise of stock options of $1,236,000, that were partially offset by dividends paid of $5,473,000, and the repurchase of common stock as it was tendered in lieu of cash to exercise stock options and pay related taxes of $698,000. The Company’s ratio of equity to total assets was 11.1% and 10.7% as of June 30, 2015 and December 31, 2014, respectively.

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

The final rules also set forth certain changes for the calculation of risk-weighted assets, which will be phased in beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. We believe that we were in compliance with the requirements applicable to us as set forth in the final rules as of January 1, 2015 and June 30, 2015.

The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	June 30, 2015		December 31, 2014
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total capital	15.16%	8.00%	15.63%	8.00%
Tier I capital	13.91%	6.00%	14.38%	4.00%
Common equity Tier 1 capital	12.08%	4.50%	n/a	n/a
Leverage	10.91%	4.00%	10.80%	4.00%

See Note 19 and Note 29 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

Liquidity

The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At June 30, 2015, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $387,788,000, or 10.0% of total assets, representing a decrease of $248,529,000 (39.1%) from 636,317,000, or 16.2% of total assets at December 31, 2014. This decrease in cash and securities available for sale is due mainly to increases in investments held to maturity and loans during the six months ended June 30, 2015. In addition, the Company generates additional liquidity from its operating activities. The Company’s profitability during the first six months of 2015 generated cash flows from operations of $25,370,000 compared to $11,401,000 during the first six months of 2014. Maturities of investment securities produced cash inflows of $59,019,000 during the six months ended June 30, 2015 compared to $23,012,000 for the six months ended June, 2014. During the six months ended June 30, 2015, the Company invested in securities totaling $366,483,000 and loans totaling $113,385,000 net of loan principal reductions, compared to $194,092,000 invested in securities and $69,325,000 invested in loans, net of loan principal decreases, respectively, during the first six months of 2014. Proceeds from the sale of foreclosed assets accounted for $2,243,000 and $6,483,000 of investing sources of funds during the six months ended June 30, 2015 and 2014, respectively. These changes in investment and loan balances, and proceeds from sale of foreclosed assets, contributed to net cash used by investing activities of $420,408,000 during the six months ended June 30, 2015, compared to net cash used by investing activities of $236,747,000 during the six months ended June 30, 2014. Financing activities used net cash of $46,187,000 during the six months ended June 30, 2015, compared to net cash used by financing activities of $28,639,000 during the six months ended June 30, 2014. Deposit balance decreases accounted for $38,741,000 and $25,287,000 of financing uses of funds during the six months ended June 30, 2015 and 2014, respectively. Dividends paid used $5,473,000 and $3,547,000 of cash during the six months ended June 30, 2015 and 2014, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2015 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

During the six months ended June 30, 2015, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2015:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number shares that may yet be purchased under the plans or programs(2)
Apr. 1-30, 2015	—	—	—	333,400
May 1-31, 2015	10,675	$23.77	—	333,400
Jun. 1-30, 2015	—	—	—	333,400

Total	10,675	$23.77	—	333,400

(1)	Includes shares purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 19 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.
(2)	Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.

Item 6 – Exhibits

Exhibit No.	Exhibit

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed June 3, 2010).

2.2	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Citizens Bank of Northern California, Nevada City, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of September 23, 2011, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed September 27, 2011).

2.3	Agreement and Plan of Merger and Reorganization by and between TriCo and North Valley Bancorp dated January 21, 2014 (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed January 21, 2014).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 17, 2009).

3.2	Bylaws of TriCo, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).

4.1	Instruments defining the rights of holders of the long-term debt securities of the TriCo and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. TriCo hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1*	Form of Change of Control Agreement dated as of July 17, 2013, among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, Richard O’Sullivan, Thomas Reddish, and Ray Rios (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).

10.2*	TriCo’s 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063)).

10.3*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.4*	TriCo’s 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.5*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.6*	Transaction Bonus Agreement between TriCo Bancshares and Richard P. Smith dated as of August 7, 2014 (incorporated by reference to Exhibit 10.4 to TriCo’s Form 8-K filed on August 13, 2014).

10.7*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.8*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.9*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.10*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.12*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.13*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.14*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.15*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.18*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

Item 6 – Exhibits (continued)

Exhibit No.	Exhibit

10.19*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.20*	Form of Stock Option Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed May 25, 2010).

10.21*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Employee Executives pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.22*	Form of Restricted Stock Unit Agreement and Grant Notice for Directors pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.23*	Form of 2014 Performance Award Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to TriCo’s Current Report on Form 8-K filed August 13, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES
(Registrant)

Date: August 10, 2015	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer
(Principal accounting and financial officer)