Form 10-K
period 2015-12-31
TRICO BANCSHARES /
filed 2016-03-10
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015	Commission File Number 0-10661

TriCo Bancshares

(Exact name of Registrant as specified in its charter)

California	94-2792841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

63 Constitution Drive, Chico, California	95973
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(530) 898-0300

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, without par value	Nasdaq Global Select Market
(Title of Class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2015, was approximately $455,364,095 (based on the closing sales price of the Registrant’s common stock on the date). This computation excludes a total of 3,815,465 shares that are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant’s common stock, as of February 26, 2016, was 22,785,173.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of TıriCo Bancshares’ definitive proxy statement for the 2015 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

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

PART I

ITEM 1. BUSINESS

Information about TriCo Bancshares’ Business

TriCo Bancshares is a bank holding company incorporated in California in 1981 and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company’s principal subsidiary is Tri Counties Bank, a California-chartered commercial bank (the “Bank”). The Bank offers banking services to retail customers and small to medium-sized businesses through 67 branch offices in Northern and Central California and had total assets of approximately $4.2 billion at December 31, 2015. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits. See “Business of Tri Counties Bank”. The Company and the Bank are headquartered in Chico, California.

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

Business of Tri Counties Bank

The Bank was incorporated as a California banking corporation on June 26, 1974, and received its certificate of authority to conduct banking operations on March 11, 1975. The Bank engages in the general commercial banking business in 26 counties in Northern and Central California. The Bank currently operates from 55 traditional branches and 12 in-store branches.

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

The Bank has emphasized retail banking since it opened. Most of the Bank’s customers are retail customers and small to medium-sized businesses. The Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank’s loans are direct loans made to individuals and businesses in Northern and Central California where its branches are located. At December 31, 2015, the total of the Bank’s consumer loans net of deferred fees outstanding was $395,283,000 (15.3%), the total of commercial loans outstanding was $194,913,000 (7.8%), and the total of real estate loans including construction loans of $120,909,000 was $1,932,741,000 (76.9%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

Acquisition of Three Branch Offices and Deposits from Bank of America

On October 28, 2015, the Bank agreed to purchase three branch offices in Humboldt County, California from Bank of America, N.A. The Company expects that the Bank will purchase and assume approximately $235 million in deposits in this transaction. This transaction is expected to occur in March 2016.

Acquisition of North Valley Bancorp

On October 3, 2014, TriCo completed the acquisition of North Valley Bancorp following receipt of shareholder approval for both institutions and all required regulatory approvals. As part of the acquisition, North Valley Bank, a wholly-owned subsidiary of North Valley Bancorp, merged with and into Tri Counties Bank. In the acquisition, the outstanding shares of North Valley common stock were converted into an aggregate of approximately 6.58 million shares of TriCo common stock to North Valley Bancorp shareholders, which was valued at a total of approximately $151 million based on the closing trading price of TriCo common stock on October 3, 2014 of $23.01. In addition, the outstanding options to purchase shares of North Valley Bancorp common stock were cancelled and the holders of the options received a total of $1,061,000 in cash. In connection with the merger, TriCo assumed North Valley Bancorp’s obligations with respect to its outstanding trust preferred securities.

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

Employees

At December 31, 2015, the Company employed 1,011 persons, including six executive officers. Full time equivalent employees were 963. No employees of the Company are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are good.

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

Regulation and Supervision

General

The Company and the Bank are subject to extensive regulation under both federal and state law. This regulation is intended primarily for the protection of depositors, the FDIC deposit insurance fund and the banking system as a whole, and not for the protection of shareholders of the Company. Set forth below is a summary description of the significant laws and regulations applicable to the Company and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

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

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”) as an independent entity with broad rulemaking, supervisory and enforcement authority over consumer financial products and services. The CFPB’s functions include investigating consumer complaints, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions, including the Bank. Banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, continue to be examined for compliance with federal consumer laws by their primary federal banking agency.

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

The primary source of funds for payment of dividends by TriCo to its shareholders has been and will be the receipt of dividends and management fees from the Bank. TriCo’s ability to receive dividends from the Bank is limited by applicable state and federal law. Under the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). However, with the prior approval of the Commissioner of the DBO, a bank may pay cash dividends in an amount not to exceed the greatest of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. However, if the DBO finds that the shareholders’ equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound, the Commissioner may order the bank not to pay a dividend to shareholders.

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

The Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires the federal banking regulatory agencies to periodically assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA also requires the agencies to consider a financial institution’s record of meeting its community credit when evaluating applications for, among other things, domestic branches and mergers or acquisitions. The federal banking agencies rate depository institutions’ compliance with the CRA. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” A less than “satisfactory” rating could result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of its most recent CRA examination, the Bank’s CRA rating was “Satisfactory.”

Consumer Protection Laws

The Bank is subject to many federal consumer protection statues and regulations, some of which are discussed below.

•	The Equal Credit Opportunity Act generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

•	The Truth-in-Lending Act is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably.

•	The Fair Housing Act regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.

•	The Home Mortgage Disclosure Act, which includes a “fair lending” aspect, requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

•	The Real Estate Settlement Procedures Act requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

In addition, the CFPB has taken a number of actions that may affect the Bank’s operations and compliance costs, including the following:

•	The issuance of final rules for residential mortgage lending, which became effective January 10, 2013, including definitions for “qualified mortgages” and detailed standards by which lenders must satisfy themselves of the borrower’s ability to repay the loan and revised forms of disclosure under the Truth in Lending Act and the Real Estate Settlement Procedures Act

•	The issuance of a policy report on arbitration clauses which could result in the restriction or prohibition of lenders including arbitration clauses in consumer financial services contracts.

•	Actions taken to regulate and supervise credit bureaus and debt collections.

•	Positions taken by CFPB on fair lending, including applying the disparate impact theory in auto financing, which could make it harder for lenders, such as the Bank, to charge different rates or apply different terms to loans to different customers.

Penalties for violations of the above laws may include fines, reimbursements, injunctive relief and other penalties.

Regulatory Capital Requirements

The Company and the Bank are subject to the minimum capital requirements of the FDIC and the FRB, respectively. Capital requirements may have an effect on the Company’s and the Bank’s profitability and ability to pay dividends. If the Company or the Bank lacks adequate capital to increase its assets without violating the minimum capital requirements or if it forced to reduce the level of its assets in order to satisfy regulatory capital requirements, its ability to generate earnings would be reduced.

The Company’s and the Bank’s primary federal regulators, the FRB and the FDIC, have adopted guidelines utilizing a risk-based capital structure. Under the risk-based capital rules applicable through December 31, 2014, banking organizations were required to maintain minimum ratios of Tier 1 capital and total capital to total risk- weighted assets (including certain off- balance sheet items, such as letters of credit). Qualifying capital is divided into two tiers. Tier 1 capital consists generally of common stockholders’ equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock (at the holding company level) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. Tier 2 capital consists of, among other things, allowance for loan and lease losses up to 1.25% of weighted risk assets, other perpetual preferred stock, hybrid capital instruments, perpetual debt, mandatory convertible debt, subordinated debt and intermediate-term preferred stock, subject to limitations. Tier 2 capital qualifies as part of total capital up to a maximum of 100% of Tier 1 capital. Under these risk-based capital guidelines, the Company is required to maintain total capital equal to at least 8% of its assets, of which at least 4% must be in the form of Tier 1 capital. In addition, the Bank is subject to minimum capital ratios under the regulatory framework for prompt corrective action discussed below under “— Prompt Corrective Action.”

The Company and the Bank are also required to maintain a minimum leverage ratio of 4% of Tier 1 capital to total assets (the “leverage ratio”). The leverage ratio is determined by dividing an institution’s Tier 1 capital by its quarterly average total assets, less goodwill and certain other intangible assets. The minimum leverage ratio constitutes a minimum requirement for the most well-run banking organizations. See Note 29 in the financial statements at Item 8 of this report for a discussion about the Company’s risk-based capital and leverage ratios.

In July, 2013, the federal banking agencies approved new capital rules implementing the “Basel III” regulatory capital reforms and other changes required by the Dodd-Frank Act. “Basel III” refers to capital guidelines adopted by the Basel Committee on Banking Supervision, which is a committee of central banks and bank supervisors/regulators from the major industrialized countries. The new capital rules include new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank as of January 1, 2015 under the new capital rules include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The new capital rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: The buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the new capital rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its common equity capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The new capital rules provide regulators discretion to impose an additional capital buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the countercyclical buffer only applies to larger banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures and is not expected to have an impact on the Company or the Bank.

The new capital rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments including trust preferred securities that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the new capital rules provide that depository institution holding companies with less than $15 billion in total assets as of December 31, 2009, such as the Company, will be able to continue to include non-qualifying instruments that were issued and included in Tier 1 capital prior to May 19, 2010, such as the Company’s Trust Preferred Securities, as Tier 1. This treatment is grandfathered and will apply even if the Company exceeds $15 billion assets due to organic growth. However, if the Company exceeds $15 billion in assets as the result of a merger or acquisition, then the Tier 1 treatment of its outstanding trust preferred securities will be phased out but may still be treated as Tier 2 capital.

The new capital rules also include changes for the calculation of risk-weighted assets, which are being phased in beginning January 1, 2015. The new capital rules utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

We believe that we were in compliance with the requirements applicable to us as set forth in the new capital rules as of January 1, 2016.

Prompt Corrective Action

Prompt Corrective Action regulations of the federal bank regulatory agencies establish five capital categories in descending order (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), assignment to which depends upon the institution’s total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio. The new capital rules revised the prompt corrective action framework. Under the new prompt corrective action framework, which is designed to complement the capital conservation buffer included in the new capital rules, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%). Institutions classified in one of the three undercapitalized categories are subject to certain mandatory and discretionary supervisory actions, which include increased monitoring and review, implementation of capital restoration plans, asset growth restrictions, limitations upon expansion and new business activities, requirements to augment capital, restrictions upon deposit gathering and interest rates, replacement of senior executive officers and directors, and requiring divestiture or sale of the institution. The Bank has been classified as well-capitalized since adoption of these regulations.

Deposit Insurance

Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor. The Bank pays deposit insurance assessments based on its consolidated total assets less tangible equity capital. The assessment rate is based on the risk category of the institution. To determine the total base assessment rate, the FDIC first establishes an institution’s initial base assessment rate and then adjusts the initial base assessment based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from 2.5 to 45 basis points of the institution’s average consolidated total assets less tangible equity capital.

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

Anti-Money Laundering Laws

A series of banking laws and regulations beginning with the bank Secrecy Act in 1970 requires banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the USA Patriot Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships, requirements regarding the Customer Identification Program, as well as enhanced due diligence and “know your customer” standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities.

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

A downturn in our real estate markets in which we conduct our business in California could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. As real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral could then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2015, approximately 91.0% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. So if there is a significant adversely decline in real estate values in California, the collateral for our loans will provide less security. Real estate values could also be affected by, among other things, earthquakes, drought and national disasters in our markets. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of our senior management team of Messrs. Smith, O’Sullivan, Bailey, Reddish, Carney, and Ms. Ward, who have expertise in banking and experience in the California markets we serve and have targeted for future expansion. We also depend upon a number of other key executives who are California natives or are long-time residents and who are integral to implementing our business plan. The loss of the services of any one of our senior executive management team or other key executives could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are exposed to the risk of environmental liabilities with respect to properties to which we take title.

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

Financial services institutions are interrelated as a result of clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral that we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse affect on our financial condition and results of operations.

Our business may be adversely affected the continuing drought in California.

California is experiencing the fourth year of a severe drought. A considerable portion of our borrowers are involved in, or are impacted to some extent by, the agricultural industry, which is dependent on water. Agriculture operating loans comprised $38.9 million and $34.8 million, or 1.5% and 1.5%, of our loan portfolio at December 31, 2015 and 2014, respectively. We also originate agriculture real estate loans, which comprised $74.5 million and $67.7 million or 3.0% and 3.0% of our loan portfolio at December 31, 2015 and 2014. As a result of the drought, there are various governmental proposals concerning the distribution or rationing of water. If the amount of water available to agriculture in our market areas becomes increasingly scarce due to drought, rationing and/or diversion, growers may not be able to continue to produce agricultural products at a reasonable profit, which has the potential to force many out of business. While many of our borrowers are not directly involved in agriculture, they could be impacted by difficulties in the agricultural industry because many jobs in our market areas are ancillary to the production, processing, marketing and sales of agricultural products. The drought has the potential to adversely affect agricultural industries as well as consumer purchasing power, and could lead to further unemployment throughout our market area. The drought therefore could have a material adverse effect on our business, financial condition, results of operations and asset quality.

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

The Dodd-Frank Act, which was enacted in 2010, significantly changed the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Among other things, the Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. In addition, the Dodd-Frank Act required the FDIC and FRB to adopt new, more stringent capital rules that apply to us. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict the continuing impact that the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

We operate in a highly regulated environment and we may be adversely affected by new laws and regulations or changes in existing laws and regulations. Regulations may prevent or impair our ability to pay dividends, engage in acquisitions or operate in other ways.

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

We also are subject to regulatory capital requirements and could be subject to enforcement actions to the extent that we don’t meet these requirements. Federal and state governments and regulators could pass legislation and adopt policies responsive to current credit conditions that would have an adverse effect on the Company and its financial performance. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on our operations.

Compliance with changing regulation of corporate governance and public disclosure may result in additional risks and expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating additional expense for publicly-traded companies such as TriCo. The application of these laws, regulations and standard may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management’s required assessment of its internal control over financial reporting and its external auditors’ audit of that assessment requires, and will continue to require, the commitment of significant financial and managerial resources. Further, the members of our board of directors, members of our audit or compensation and management succession committees, our chief executive officer, our chief financial officer and certain other executive officers could face an increased risk of personal liability in connection with the performance of their duties. It may also become more difficult and more expensive to obtain director and officer liability insurance. As a result, our ability to attract and retain executive officers and qualified board and committee members could be more difficult.

Risks Related to Growth and Expansion

Goodwill resulting from the acquisition of North Valley Bancorp may adversely affect our results of operations.

Goodwill and other intangible assets have to increased substantially as a result of the acquisition of North Valley Bancorp. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by U.S. GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

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

Our decisions regarding the fair value of assets acquired from North Valley Bancorp, Citizens Bank of Northern California and Granite Community Bank, including the FDIC loss sharing assets or liabilities associated with Granite, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

Management makes various assumptions and judgments about the collectability of acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss sharing agreements, such as our acquisition of Granite Community Bank, we may record a loss sharing asset or liability that we consider adequate to absorb future losses or recoveries which may occur in the acquired loan portfolio. In determining the size of the loss sharing asset or liability, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

If our assumptions are incorrect, the balance of the FDIC indemnification asset or liability may at any time be insufficient to cover future loan losses or recoveries, and credit loss provisions may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results.

Our ability to obtain reimbursement under the loss sharing agreement on covered assets purchased from the FDIC depends on our compliance with the terms of the loss sharing agreement.

We must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, Management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2015, $5,235,000, or 0.12%, of the Company’s assets were covered by these FDIC loss sharing agreements.

Risks Relating to Dividends and Our Common Stock

Our future ability to pay dividends is subject to restrictions.

Since we are a holding company with no significant assets other than the Bank, we currently depend upon dividends from the Bank for a substantial portion of our revenues. Our ability to continue to pay dividends in the future will continue to depend in large part upon our receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions to us is subject to the restrictions in the California Financial Code and the DBO. As of December 31, 2015, the Bank could have paid $73,297,000 in dividends without the prior approval of the DBO. The amount that the Bank may pay in dividends is further restricted due to the fact that the Bank must maintain a certain minimum amount of capital to be considered a “well capitalized” institution as further described under Item 1 - Capital Requirements in this report.

From time to time, we may become a party to financing agreements or other contractual arrangements that have the effect of limiting or prohibiting us or the Bank from declaring or paying dividends. Our holding company expenses and obligations with respect to our trust preferred securities and corresponding junior subordinated deferrable interest debentures issued by us may limit or impair our ability to declare or pay dividends. Finally, our ability to pay dividends is also subject to the restrictions of the California Corporations Code. See “Regulation and Supervision – Restrictions on Dividends and Distributions.”

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

As of December 31, 2015, directors and executive officers beneficially owned approximately 10.8% of our common stock and our Employee Stock Ownership Plan owned approximately 5.6%. Agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of our board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.

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

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2015, we had outstanding trust preferred securities and accompanying junior subordinated debentures with face value of $62,889,000. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is engaged in the banking business through 67 offices in 26 counties in Northern and Central California including thirteen offices in Shasta County, nine in Butte County, six in Sacramento and Nevada Counties, five in Placer and Humboldt Counties, three each in Stanislaus, Siskiyou, and Sutter Counties, two each in Glenn, Mendocino and Trinity Counties, and one each in Colusa, Contra Costa, Del Norte, Fresno, Kern, Lake, Lassen, Madera, Merced, Sonoma, Tehama, Tulare, Yolo and Yuba Counties. All offices are constructed and equipped to meet prescribed security requirements.

The Company owns twenty-nine branch office locations, five administrative buildings, two other buildings that it leases out and two that are for sale. The Company leases thirty-eight branch office locations, two loan production offices, and one administrative location. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

ITEM 3. LEGAL PROCEEDINGS

The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.648265 per Class B share. As of December 31, 2015, the value of the Class A shares was $77.55 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $1,712,000 as of December 31, 2015, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On January 24, 2014, a putative shareholder class action lawsuit was filed against TriCo, North Valley Bancorp and certain other defendants in connection with TriCo entering into the merger agreement with North Valley Bancorp. The lawsuit, which was filed in the Shasta County, California Superior Court, alleges that the members of the North Valley Bancorp board of directors breached their fiduciary duties to North Valley Bancorp shareholders by approving the proposed merger for inadequate consideration; approving the transaction in order receive benefits not equally shared by other North Valley Bancorp shareholders; entering into the merger agreement containing preclusive deal protection devices; and failing to take steps to maximize the value to be paid to the North Valley Bancorp shareholders. The lawsuit alleges claims against TriCo for aiding and abetting these alleged breaches of fiduciary duties. The plaintiff seeks, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties injunctive relief prohibiting consummation of the merger, rescission, attorneys’ of the merger agreement, fees and costs, and other and further relief. On July 31, 2014 the defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of this lawsuit. In connection with the settlement contemplated by the memorandum of understanding and in consideration for the full settlement and release of all claims, TriCo and North Valley Bancorp agreed to make certain additional disclosures related to the proposed merger, which are contained in a Current Report on Form 8-K filed by each of the companies. The memorandum of understanding contemplated that the parties would negotiate in good faith and use their reasonable best efforts to enter into a stipulation of settlement. The parties entered into a stipulation of settlement dated May 18, 2015 that was subject to customary conditions, including final court approval following notice to North Valley Bancorp’s shareholders. The parties amended the stipulation on October 19, 2015. Following a hearing in Shasta County Superior Court on October 26, 2015, the Court approved and entered a final Stipulated Judgement concluding the case and dismissing all the named individual director defendants. The Court awarded the plaintiff $250,000 in fees. A liability related to this potential settlement was established by North Valley Bancorp prior to its acquisition by TriCo on October 3, 2015, and that liability was recorded by TriCo as part of its purchase accounting of North Valley Bancorp on October 3, 2015.

On September 15, 2014, a former Personal Banker at one of the Bank’s in-store branches filed a Class Action Complaint against the Bank in Butte County Superior Court, alleging causes of action related to the observance of meal and rest periods and seeking to represent a class of current and former hourly-paid or non-exempt personal bankers, or employees with the same or similar job duties, employed by Defendants within the State of California during the preceding four years. On or about June 25, 2015, Plaintiff filed an Amended Complaint expanding the class definition to all current and formerly hourly-paid or non-exempt branch employees employed by Defendant’s within the State of California at any time during the period from September 15, 2010 to final judgment. The Bank has responded to the First Amended Complaint, denying the charges, and the parties have engaged in written discovery. The parties are in the process of scheduling the matter for mediation in the June – July, 2016 time period.

On January 20, 2015, a current Personal Banker at one of the Bank’s in-store branches filed a First Amended Complaint against Tri Counties Bank and TriCo Bancshares, dba Tri Counties Bank, in Sacramento County Superior Court, alleging causes of action related to wage statement violations. Plaintiff seeks to represent a class of current and former exempt and non-exempt employees who worked for the Bank during the time period beginning October 18, 2013 through the date of the filing of this action. The Company and the Bank have responded to the First Amended Complaint, deny the charges, and has engaged in written discovery with Plaintiff. The parties intend to mediate this matter in a joint mediation with the above matter this summer.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company’s common stock is traded on the Nasdaq under the symbol “TCBK.” The following table shows the high and the low closing sale prices for the common stock for each quarter in the past two years, as reported by Nasdaq:

	High	Low
2015:
Fourth quarter	$29.39	$24.25
Third quarter	$25.55	$23.08
Second quarter	$24.75	$23.18
First quarter	$24.77	$22.82
2014:
Fourth quarter	$26.37	$22.43
Third quarter	$24.19	$21.70
Second quarter	$26.12	$22.44
First quarter	$28.37	$23.85

As of February 26, 2016 there were approximately 1,636 shareholders of record of the Company’s common stock. On February 26, 2016, the closing sales price was $25.18.

The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. As of December 31, 2015 $73,297,000 was available for payment of dividends by the Bank to the Company, under applicable laws and regulations. The Company paid cash dividends of $0.15 per common share in the quarter ended December 31, 2015, and $0.13 per common share in each of the quarters ended September 30, 2015, June 30, 2015, and $0.11 per common share in each of the quarters ended March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014.

Issuer Repurchases of Common Stock

The Company adopted a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. This plan has no stated expiration date for the repurchases. As of December 31, 2015, the Company had purchased 166,600 shares under this plan.

The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2015:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number shares that may yet be purchased under the plans or programs(2)
Oct. 1-31, 2015	—	—	—	333,400
Nov. 1-30, 2015	76,034	$28.77	—	333,400
Dec. 1-31, 2015	—	—	—	333,400

Total	76,034	$28.77	—	333,400

(1)	Includes shares purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 19 to the consolidated financial statements at Item 8 of Part II of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.
(2)	Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.

The following graph presents the cumulative total yearly shareholder return from investing $100 on December 31, 2010, in each of TriCo common stock, the Russell 3000 Index, and the SNL Western Bank Index. The SNL Western Bank Index compiled by SNL Financial includes banks located in California, Oregon, Washington, Montana, Hawaii and Alaska with market capitalization similar to that of TriCo’s. The amounts shown assume that any dividends were reinvested.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
TriCo Bancshares	100.00	90.34	108.80	187.85	166.59	188.88
Russell 3000	100.00	101.03	117.61	157.07	176.79	177.64
SNL Western Bank	100.00	90.34	114.01	160.41	192.51	199.46

Equity Compensation Plans

The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2015. All of our equity compensation plans have been approved by shareholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	—	—	—
Equity compensation plans approved by shareholders	948,350	$17.94	734,107

Total	948,350	$17.94	734,107

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in connection with our consolidated financial statements and the related notes located at Item 8 of this report.

TRICO BANCSHARES

Financial Summary

(in thousands, except per share amounts)

Year ended December 31,	2015	2014	2013	2012	2011

Interest income	$161,414	$121,115	$106,560	$108,716	$102,982
Interest expense	5,416	4,681	4,696	7,344	10,238

Net interest income	155,998	116,434	101,864	101,372	92,744
(Benefit from) provision for loan losses	(2,210)	(4,045)	(715)	9,423	23,060
Noninterest income	45,347	34,516	36,829	37,980	42,813
Noninterest expense	130,841	110,379	93,604	97,998	82,715

Income before income taxes	72,714	44,616	45,804	31,931	29,782
Provision for income taxes	28,896	18,508	18,405	12,937	11,192

Net income	$43,818	$26,108	$27,399	$18,994	$18,590

Earnings per share:
Basic	$1.93	$1.47	$1.71	$1.19	$1.17
Diluted	$1.91	$1.46	$1.69	$1.18	$1.16
Per share:
Dividends paid	$0.52	$0.44	$0.42	$0.36	$0.36
Book value at December 31	$19.85	$18.41	$15.61	$14.33	$13.55
Tangible book value at December 31	$16.81	$15.31	$14.59	$13.30	$12.49

Average common shares outstanding	22,750	17,716	16,045	15,988	15,935
Average diluted common shares outstanding	22,998	17,923	16,197	16,052	16,000
Shares outstanding at December 31	22,775	22,715	16,077	16,001	15,979

At December 31:
Loans, net of allowance	$2,486,926	$2,245,939	$1,633,762	$1,522,175	$1,505,118
Total assets	4,220,722	3,916,458	2,744,066	2,609,269	2,555,597
Total deposits	3,631,266	3,380,423	2,410,483	2,289,702	2,190,536
Other borrowings	12,328	9,276	6,335	9,197	72,541
Junior subordinated debt	56,470	56,272	41,238	41,238	41,238
Shareholders’ equity	452,116	418,172	250,946	229,359	216,441

Financial Ratios:

For the year:
Return on average assets	1.11%	0.87%	1.04%	0.75%	0.82%
Return on average equity	10.04%	8.67%	11.34%	8.44%	8.93%
Net interest margin[1]	4.32%	4.17%	4.18%	4.32%	4.43%
Net loan (recoveries) losses to average loans	(0.07)%	(0.13)%	0.23%	0.82%	1.37%
Efficiency ratio[2]	64.7%	72.9%	67.32%	70.19%	60.88%
Average equity to average assets	11.01%	10.00%	9.21%	8.91%	9.15%
Dividend payout ratio	27.2%	30.1%	24.9%	30.5%	31.0%
At December 31:
Equity to assets	10.71%	10.68%	9.15%	8.79%	8.47%
Total capital to risk-adjusted assets	15.09%	15.63%	14.77%	14.53%	13.94%

[1]	Fully taxable equivalent.
[2]	The sum of fully taxable equivalent net interest income and noninterest income divided by noninterest expense.

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

North Valley Bank was a full-service commercial bank headquartered in Redding, California. North Valley conducted a commercial and retail banking services which included accepting demand, savings, and money market rate deposit accounts and time deposits, and making commercial, real estate and consumer loans. North Valley Bank had approximately $935 million in assets and 22 commercial banking offices in Shasta, Humboldt, Del Norte, Mendocino, Yolo, Sonoma, Placer and Trinity Counties in Northern California at June 30, 2014. See Note 2 in the financial statements at Item 8 of Part II of this report for a discussion about this transaction.

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

Following is a summary of the components of net income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2015	2014	2013
Components of Net Income
Net interest income	$155,998	$116,434	$101,864
Benefit from (provision for) loan losses	2,210	4,045	715
Noninterest income	45,347	34,516	36,829
Noninterest expense	(130,841)	(110,379)	(93,604)
Taxes	(28,896)	(18,508)	(18,405)

Net income	$43,818	$26,108	$27,399

Net income per average fully-diluted share	$1.91	$1.46	$1.69
Net income as a percentage of average shareholders’ equity	10.04%	8.67%	11.34%
Net income as a percentage of average total assets	1.11%	0.87%	1.04%

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities.

Following is a summary of the Company’s net interest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2015	2014	2013
Components of Net Interest Income
Interest income	$161,414	$121,115	$106,560
Interest expense	(5,416)	(4,681)	(4,696)

Net interest income	155,998	116,434	101,864
FTE adjustment	905	303	350

Net interest income (FTE)	$156,903	$116,737	$102,214

Net interest margin (FTE)	4.32%	4.17%	4.18%

Net interest income (FTE) for the year ended December 31, 2015 increased $40,166,000 (34.4%) to $156,903,000 from $116,737,000 during. The increase in net interest income (FTE) was due primarily to a $541,688,000 (29.3%) increase in the average balance of loans to $2,389,437,000, and a $505,217,000 (93%) increase in the average balance of investments to $1,049,983,000 that were partially offset by a 10 basis point decrease in the average yield on loans from 5.62% during the year ended December 31, 2014 to 5.52% during the year ended December 31, 2015, and a 17 basis point decrease in the average yield on investments from 3.01% during the year ended December 31, 2014 to 2.84% during the year ended December 31, 2015. The $541,688,000 increase in average loan balances compared to the prior year was due primarily to the addition of $499,327,000 of loans through the acquisition of North Valley Bancorp on October 4, 2014, and net loan growth of $240,414,000 (10.5%) during the year ended December 31, 2015. The $505,217,000 increase in average investment balances from the prior year was due primarily to the addition of $212,616,000 of investments through the acquisition of North Valley Bancorp on October 4, 2014, and $371,784,000 of investment purchases in excess of investment maturities and paydowns during 2015. The 10 basis point decrease in average loan yields was due primarily to declines in market yields on new and renewed loans compared to yields on repricing, maturing, and paid off loans. The decrease in average investment yields was due primarily to declines in market yields on new investments compared to yields on existing investments. The increases in average loan and investment balances added $30,443,000 and $15,493,000, respectively, to net interest income (FTE) while the decreases in average loan and investment yields reduced net interest income (FTE) during 2015 by $2,494,000 and $2,056,000, respectively, when compared to 2014. Included in investment interest income during the year ended December 31, 2015 was a special cash dividend of $626,000 from the Company’s investment in Federal Home Loan Bank of San Francisco stock. Included in loan interest income during the year ended December 31, 2015 was discount accretion from purchased loans of $10,056,000 compared to $6,437,000 of discount accretion from purchased loans during the year ended December 31, 2014. Also included in loan interest income during the year ended December 31, 2015 was the recovery of $728,000 of loan interest income from the payoff of a single originated loan that was in interest nonaccrual status; and while recoveries of loan interest income from paid off nonaccrual loans occur from time to time, a single recovery of this magnitude is unusual. For more information related to loan interest income, including loan purchase discount accretion, see the Summary of Average Balances, Yields/Rates and Interest Differential and Note 30 to the consolidated financial statements at Part II, Item 8 of this report. The “Yield” and “Volume/Rate” tables shown below are useful in illustrating and quantifying the developments that affected net interest income during 2015 and 2014.

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

	Year ended December 31, 2015
	Average balance	Interest income/expense	Rates earned/paid
Assets
Loans	$2,389,437	$131,836	5.52%
Investment securities - taxable	1,000,221	27,421	2.74%
Investment securities - nontaxable	49,762	2,414	4.85%
Cash at Federal Reserve and other banks	189,506	648	0.34%

Total earning assets	3,628,926	162,319	4.47%

Other assets	335,072

Total assets	$3,963,998

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$808,281	476	0.06%
Savings deposits	1,183,201	1,475	0.12%
Time deposits	340,443	1,482	0.44%
Other borrowings	8,668	4	0.05%
Junior subordinated debt	56,345	1,979	3.51%

Total interest-bearing liabilities	2,396,938	5,416	0.23%

Noninterest-bearing demand	1,076,162
Other liabilities	54,597
Shareholders’ equity	436,301

Total liabilities and shareholders’ equity	$3,963,998

Net interest spread (1)			4.24%
Net interest income and interest margin (2)		$156,903	4.32%

	Year ended December 31, 2014
	Average balance	Interest income/expense	Rates earned/paid
Assets
Loans	$1,847,749	$103,887	5.62%
Investment securities - taxable	527,742	15,590	2.95%
Investment securities - nontaxable	17,024	808	4.75%
Cash at Federal Reserve and other banks	404,056	1,133	0.28%

Total earning assets	2,796,571	121,418	4.34%

Other assets	216,878

Total assets	$3,013,449

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$605,241	484	0.08%
Savings deposits	926,389	1,153	0.12%
Time deposits	291,515	1,637	0.56%
Other borrowings	7,512	4	0.05%
Junior subordinated debt	44,366	1,403	3.16%

Total interest-bearing liabilities	1,875,023	4,681	0.25%

Noninterest-bearing demand	801,056
Other liabilities	36,085
Shareholders’ equity	301,285

Total liabilities and shareholders’ equity	$3,013,449

Net interest spread (1)			4.09%
Net interest income and interest margin (2)		$116,737	4.17%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

Summary of Average Balances, Yields/Rates and Interest Differential – Yield Tables (continued)

	Year ended December 31, 2013
	Average balance	Interest income/expense	Rates earned/paid
Assets
Loans	$1,610,725	$97,548	6.06%
Investment securities - taxable	224,636	6,736	3.00%
Investment securities - nontaxable	16,632	933	5.61%
Cash at Federal Reserve and other banks	591,507	1,693	0.29%

Total earning assets	2,443,500	106,910	4.38%

Other assets	179,267

Total assets	$2,622,767

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$524,139	528	0.10%
Savings deposits	797,803	1,026	0.13%
Time deposits	315,253	1,891	0.60%
Other borrowings	8,026	4	0.05%
Junior subordinated debt	41,238	1,247	3.02%

Total interest-bearing liabilities	1,686,459	4,696	0.28%

Noninterest-bearing demand	657,377
Other liabilities	37,297
Shareholders’ equity	241,634

Total liabilities and shareholders’ equity	$2,622,767

Net interest spread (1)			4.10%
Net interest income and interest margin (2)		$102,214	4.18%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

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

	2015 over 2014			2014 over 2013
	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Loans	$30,443	$(2,494)	$27,949	$14,364	$(8,025)	$6,339
Investments - taxable	13,938	(2,107)	11,831	9,093	(239)	8,854
Investments - nontaxable	1,555	51	1,606	22	(147)	(125)
Cash at Federal Reserve and other banks	(601)	116	(485)	(544)	(16)	(560)

Total	45,335	(4,434)	40,901	22,935	(8,427)	14,508

Increase (decrease) in interest expense:
Demand deposits (interest-bearing)	162	(170)	(8)	81	(125)	(44)
Savings deposits	308	14	322	167	(40)	127
Time deposits	274	(428)	(154)	(142)	(112)	(254)
Other borrowings	1	(1)	—	—	—	—
Junior subordinated debt	379	196	575	94	62	156

Total	1,124	(389)	735	200	(215)	(15)

Increase (decrease) in net interest income	$44,211	$(4,045)	$40,166	$22,735	$(8,212)	$14,523

Provision for Loan Losses

The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – year ended December 31, 2015 and 2014” at Note 5 in Item 8 of Part II of this report for the components that make up the provision for loan losses for the years ended December 31, 2015 and 2014.

The Company benefited from a $2,210,000 reversal of provision for loan losses during the year ended December 31, 2015 versus a $4,045,000 reversal of provision for loan losses during the year ended December 31, 2014. The decrease in the reversal of provision for loan losses for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily the result of increased loan originations during 2015 compared to 2014, and a decrease in net loan recoveries from 0.13% of average loans during 2014 to 0.07% of average loans during 2015. During 2015, improvements in collateral values and estimated cash flows related to nonperforming loans and purchased credit impaired loans, and reductions in nonperforming loans contributed to the reversal of provision for loan losses. As shown in the Table labeled “Allowance for Loan Losses - year ended December 31, 2015” at Note 5 in Item 8 of Part II of this report, residential real estate loans, home equity lines of credit, auto indirect loans, and residential construction loans experienced a reversal of provision for loan losses during the year ended December 31, 2015. The level of provision, or reversal of provision, for loan losses of each loan category during the year ended December 31, 2015 was due primarily to a decrease in the required allowance for loan losses as of December 31, 2015 when compared to the required allowance for loan losses as of December 31, 2014 less net charge-offs during the year ended December 31, 2015, and the effect of the changes in the allowance methodology during the year ended December 31, 2015 as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 8 of Part II of this report. All categories of loans except commercial real estate mortgage loans, C & I loans, and commercial construction loans experienced a decrease in the required allowance for loan losses during the year ended December 31, 2015. These decreases in required allowance for loan losses were due primarily to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and newly impaired loans, and reductions in historical loss factors that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 8 of Part II of this report. These same factors were also present, to some extent, for commercial real estate mortgage loans, C & I loans, and commercial construction loans, but were more than offset by the effect of increased loan balances in these loan categories resulting in net provisions for loan losses in these categories during the year ended December 31, 2015. For details of the change in nonperforming loans during the year ended December 31, 2015 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the year ended December 31, 2015” and “Changes in nonperforming assets during the three months ended December 31, September 30, June 30, and March 31, 2015” under the heading “Asset Quality and Non-Performing Assets” below. During the year ended December 31, 2015, the Company made one change to its allowance for loan loss methodology. The change in methodology is described under the heading “Allowance for loan losses” in the section below labeled “Financial Condition”. Excluding the effect of the change in allowance methodology during the year ended December 31, 2015, the reversal of provision for loan losses during the year ended December 31, 2015 would have been approximately $3,528,000, or $1,318,000 more than the $2,210,000 that was actually recorded, and the allowance for loan losses at December 31, 2015 would have been approximately $34,693,000, or $1,318,000 less than the $36,011,000 that was actually recorded.

The Company benefited from a $4,045,000 reversal of provision for loan losses during the year ended December 31, 2014 versus a benefit from reversal of provision for loan losses of $715,000 during the year ended December 31, 2013. As shown in the Table labeled “Allowance for Loan Losses - year ended December 31, 2014” at Note 5 in Item 8 of Part II of this report, all categories of loans except residential real estate mortgage loans, home equity loans and other consumer loans experienced a reversal of provision for loan losses during the year ended December 31, 2014. The level of provision, or reversal of provision, for loan losses of each loan category during the year ended December 31, 2014 was due primarily to a decrease in the required allowance for loan losses as of December 31, 2014 when compared to the required allowance for loan losses as of December 31, 2013 less net charge-offs during the year ended December 31, 2014, and the effect of the changes in the allowance methodology during the year ended December 31, 2014 as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 8 of Part II of this report. All categories of loans except home equity loans and other consumer loans experienced a decrease in the required allowance for loan losses during the year ended December 31, 2014. These decreases in required allowance for loan losses were due primarily to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and newly impaired loans, and reductions in historical loss factors that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 8 of Part II of this report. These same factors were also present, to some extent, for home equity loans and other consumer loans, but were more than offset by the effect of increased loan balances or changes in credit quality within the “pass” category of these loan categories resulting in net provisions for loan losses in these categories during the year ended December 31, 2014. For details of the change in nonperforming loans during the year ended December 31, 2013 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the year ended December 31, 2014” and “Changes in nonperforming assets during the three months ended December 31, September 30, June 30, and March 31, 2014” under the heading “Asset Quality and Non-Performing Assets” below. During the year ended December 31, 2014, the

Company made two changes to its allowance for loan loss methodology. The changes in methodology are described under the heading “Allowance for loan losses” in the section below labeled “Financial Condition”. Excluding the effect of the changes in allowance methodology during the year ended December 31, 2014, the reversal of provision for loan losses during the year ended December 31, 2014 would have been approximately $5,484,000, or $1,438,000 more than the $4,046,000 that was actually recorded, and the allowance for loan losses at December 31, 2014 would have been approximately $35,177,000, or $1,438,000 less than the $36,585,000 that was actually recorded.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2015	2014	2013
Components of Noninterest Income
Service charges on deposit accounts	$14,276	$11,811	$12,716
ATM fees and interchange	13,105	9,651	8,370
Other service fees	2,977	2,206	2,144
Mortgage banking service fees	2,164	1,869	1,774
Change in value of mortgage servicing rights	(701)	(1,301)	253

Total service charges and fees	31,821	24,236	25,257
Gain on sale of loans	3,064	2,032	5,602
Commissions on sale of nondeposit investment products	3,349	2,995	2,983
Increase in cash value of life insurance	2,786	1,953	1,727
Change in indemnification asset	(207)	(856)	(1,649)
Gain on disposition of foreclosed assets	991	2,153	1,640
Gain on life insurance death benefit	155	—	—
Other noninterest income	3,388	2,003	1,269

Total noninterest income	$45,347	$34,516	$36,829

Noninterest income increased $10,831,000 (31.4%) to $45,347,000 in 2015. The increase in noninterest income was due primarily to an increase in service charges on deposit accounts of $2,465,000 (20.9%) to $14,276,000, an increase in ATM fees and interchange revenue of $3,454,000 (35.8%) to $13,105,000, and an increase of $1,032,000 (50.8%) in gain on sale of loans to $3,064,000, compared to the year-ago period. These increases and the increases in other categories of noninterest income noted in the table above are primarily the result of the acquisition of North Valley Bancorp on October 4, 2014, and $870,000 of recoveries of loans from acquired institutions that were charged off prior to acquisition of those institutions by the Company that were recorded in other noninterest income during the year ended December 31, 2015. Partially offsetting these increases was a decrease of $1,162,000 in gain on sale of foreclosed assets to $991,000 during the year ended December 31, 2015. The decrease in gain on sale of foreclosed assets is due to decreased foreclosed asset sales during the year ended December 31, 2015, and the uniqueness of individual foreclosed asset sales when compared to the year-ago period.

Noninterest income decreased $2,313,000 (6.3%) to $34,516,000 in 2014. Service charges on deposit accounts were down $905,000 (7.1%) due to reduced customer overdrafts and a resulting decrease in non-sufficient funds fees. ATM fees and interchange revenue increased $1,281,000 (15.3%) due to increased interchange revenue from the negotiation of a more favorable agreement with the Company’s interchange service provider, increased sales efforts in this area, and the acquisition of North Valley Bancorp and its customer base. Overall, mortgage banking activities, which includes mortgage banking servicing fees, change in value of mortgage servicing rights, and gain on sale of loans, accounted for $2,600,000 of noninterest income in the 2014 compared to $7,629,000 in 2013. This $5,029,000 (65.9%) decrease in mortgage banking related revenue wass mainly due to an increase in mortgage rates that occurred in May 2013 that resulted in reduced mortgage refinance activity and reduced gain on sale of loans in the second half of 2013 and throughout 2014, and a decrease in change in value of mortgage servicing rights as projected servicing fees were reduced due to reduced mortgage rates at the end of 2014 that are expected to result in increased refinance activity and shorter lives of existing servicing assets. Increase in cash value of life insurance improved $226,000 (13.1%) during 2014 due to the addition of life insurance in the North Valley Bancorp acquisition. Change in indemnification asset improved $793,000 to a negative contribution to revenue of $856,000 in 2014 is due primarily to a decrease in estimated loan losses from the loan portfolio and foreclosed assets acquired in the Granite acquisition on May 28, 2010, and the fact that such losses are generally “covered” at the rate of 80% by the FDIC. The actual decrease in estimated losses is reflected in increased interest income, decreased provision for loan losses and/or decreased provision for foreclosed asset losses. Gain on sale of foreclosed assets increased $513,000 (31.3%) to $2,153,000 during 2014 due primarily to improved property values.

Noninterest Expense

The following table summarizes the Company’s other noninterest expense for the periods indicated (dollars in thousands):

	Year ended December 31,
	2015	2014	2013
Components of Noninterest Expense
Salaries and related benefits:
Base salaries, net of deferred loan origination costs	$46,822	$39,342	$34,404
Incentive compensation	6,964	5,068	4,694
Benefits and other compensation costs	17,619	13,134	12,838

Total salaries and related benefits	71,405	57,544	51,936

Other noninterest expense:
Occupancy	10,126	8,203	7,405
Equipment	5,997	4,514	4,162
Data processing and software	7,670	6,512	4,844
Assessments	2,572	2,107	2,248
ATM network charges	3,371	2,996	2,480
Advertising & marketing	3,992	2,413	1,981
Professional fees	4,545	3,888	2,707
Telecommunications	3,007	2,870	2,449
Postage	1,296	949	786
Courier service	1,154	1,055	988
Foreclosed asset expense	490	528	514
Intangible amortization	1,157	446	209
Operational losses	737	764	618
Provision for foreclosed asset losses	502	208	682
Change in reserve for unfunded commitments	330	(395)	(1,200)
Legal settlement	—	—	339
Merger expense	586	4,858	312
Other	11,904	10,919	10,144

Total other noninterest expenses	59,436	52,835	41,668

Total noninterest expense	$130,841	$110,379	$93,604

Merger expense:
Incentive compensation	—	$1,174	—
Benefits and other compensation costs	—	94	—
Data processing and software	$108	475	—
Professional fees	120	2,390	$312
Other	358	725	—

Total merger expense	$586	$4,858	$312

Average full time equivalent staff	949	783	733
Noninterest expense to revenue (FTE)	64.7%	72.9%	67.3%

Salary and benefit expenses increased $13,861,000 (24.1%) to $71,405,000 during the year ended December 31, 2015 compared to the year ended December 31, 2014. Base salaries, incentive compensation and benefits & other compensation expense increased $7,480,000 (19.0%), 1,896,000 (37.4%), and 4,485,000 (34.1%), respectively, to $46,822,000, $6,964,000 and $17,619,000, respectively, during the year ended December 31, 2015. The increases in these categories of salary and benefits expense are primarily due to the Company’s acquisition of North Valley Bancorp on October 4, 2014. The average number of full-time equivalent staff increased 166 (21.2%) from 783 during the year ended December 31, 2014 to 949 for the year ended December 31, 2015.

Salary and benefit expenses increased $5,608,000 (10.8%) to $57,544,000 in 2014 compared to 2013. Base salaries increased $4,938,000 (14.4%) to $39,342,000 in 2014 due primarily to the North Valley Bancorp acquisition. The average number of full time equivalent employees increased 50 (6.8%) to 783 during 2014. The increase in full time equivalent employees is due to the addition of employees from the North Valley Bancorp acquisition and the addition of operations, compliance, marketing, and administrative employees, that were partially offset by reductions of employees from the consolidation of three, two, one and one Tri Counties Bank branches during the three months ended December 31, 2013, and March 31, June 30, and September 30, 2014, respectively. Annual salary merit increases of approximately 3.0% also contributed to the increase in base salary expense. Incentive and commission related salary expenses increased $374,000 (14.4%) to $5,068,000 during 2014 due to increases in all types of incentive compensation. Benefits expense, including retirement, medical and workers’ compensation insurance, and taxes, increased $296,000 (2.3%) to $13,134,000 during 2014 due to small to no increases in most benefit types.

Other noninterest expense increased $6,601,000 (12.5%) to $59,436,000 during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in other noninterest expense was primarily due to the Company’s acquisition of North Valley Bancorp on October 4, 2014. Nonrecurring merger expenses related to the North Valley Bancorp acquisition totaling $586,000 and $4,858,000 are included in other noninterest expense for the years ended December 31, 2015 and 2014, respectively, of which $0 and $1,269,000 were not deductible for income tax purposes, respectively.

Other noninterest expense increased $11,167,000 (26.8%) to $52,835,000 during 2014 compared 2013 December 31, 2013. The increase in other noninterest expense was due primarily to a $4,546,000 increase in merger related expenses to $4,858,000, of which $1,269,000 are not deductible for tax purposes, a $1,668,000 (34.4%) increase in data processing and software expenses to $6,512,000, and a $1,181,000 (43.6%) increase in professional fees to $3,888,000. The increase in merger expenses was due to the North Valley Bancorp acquisition and included stay bonuses, severance pay, and other retention incentives, system conversion and other data processing expenses, professional fees including financial advisor and other consultant fees. The increase in data processing and software expenses was due primarily to increases in ongoing data processing and software expenses some of which are due to increased ongoing processing volume as a result of the North Valley Bancorp acquisition. The increase in professional fees was due primarily to increases in ongoing or non-merger related consulting fees related to compliance, control systems, and operational improvements. Increases in other areas of noninterest expense are due primarily to the North Valley Bancorp acquisition.

Income Taxes

The effective tax rate on income was 39.7%, 41.5%, and 40.2%, in 2015, 2014, and 2013, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $7,412,000, $4,817,000, and $4,811,000, respectively, in these years, and $1,310,000 of nondeductible merger expenses in 2014. Tax-exempt income of $1,509,000, $505,000, and $583,000, respectively, from investment securities, and $2,786,000, $1,953,000, and $1,727,000, respectively, from increase in cash value and gain on death benefit of life insurance in these years helped to reduce the effective tax rate.

Financial Condition

Investment Securities

The following table presents the available for sale investment securities portfolio by major type as of the dates indicated:

	Year ended December 31,
(In thousands)	2015	2014	2013	2012	2011
Investment securities available for sale (at fair value):
Obligations of US government corporations and agencies	$313,682	$75,120	$97,143	$151,701	$217,384
Obligations of states and political subdivisions	88,218	3,175	5,589	9,421	10,028
Corporate bonds	—	1,908	1,915	1,905	1,811
Marketable equity securities	2,985	3,002	—	—	—

Total investment securities available for sale	$404,885	$83,205	$104,647	$163,027	$229,223

Investment securities available for sale increased $321,680,000 to $404,885,000 as of December 31, 2015, as compared to December 31, 2014. This increase is attributable to purchases of $358,375,000, maturities and principal repayments of $33,552,000, a decrease in fair value of investments securities available for sale of $1,895,000, proceeds from the sale of available for sale securities of $2,000 and amortization of net purchase price premiums of $1,246,000.

The following table presents the held to maturity investment securities portfolio by major type as of the dates indicated:

	Year ended December 31,
(In thousands)	2015	2014	2013	2012	2011
Investment securities held to maturity (at cost):
Obligations of US government corporations and agencies	$711,994	$660,836	$227,864	—	—
Obligations of states and political subdivisions	14,536	15,590	12,640	—	—

Total investment securities held to maturity	$726,530	$676,426	$240,504	—	—

Investment securities held to maturity increased $50,104,000 to $726,530,000 as of December 31, 2015, as compared to December 31, 2014. This increase is attributable to purchases of $146,100,000, less principal repayments of $93,784,000 and amortization of net purchase price discounts/premiums of $2,212,000.

Additional information about the investment portfolio is provided in Note 3 in the financial statements at Item 8 of Part II of this report.

Restricted Equity Securities

Restricted equity securities were $16,956,000 at December 31, 2015 and December 31, 2014. The entire balance of restricted equity securities at December 31, 2015 and December 31, 2014 represents the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

Loan Portfolio Composite

The following table shows the Company’s loan balances, including net deferred loan costs, at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Real estate mortgage	$1,811,832	$1,615,359	$1,107,863	$1,010,130	$965,922
Consumer	395,283	417,084	383,163	386,111	406,330
Commercial	194,913	174,945	131,878	135,528	139,131
Real estate construction	120,909	75,136	49,103	33,054	39,649

Total loans	$2,522,937	$2,282,524	$1,672,007	$1,564,823	$1,551,032

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans at the dates indicated:

	Year ended December 31,
	2015	2014	2013	2012	2011
Real estate mortgage	71.8%	70.7%	66.3%	64.5%	62.2%
Consumer	15.7%	18.3%	22.9%	24.7%	26.2%
Commercial	7.7%	7.7%	7.9%	8.7%	9.0%
Real estate construction	4.8%	3.3%	2.9%	2.1%	2.6%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2015 loans, including net deferred loan costs, totaled $2,522,937,000 which was a 10.5% ($240,413,000) increase over the balances at the end of 2014. Demand for commercial real estate (real estate mortgage) loans was strong during 2015. Demand for home equity loans and lines of credit was weak during 2015.

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

At December 31, 2013 loans, including net deferred loan costs, totaled $1,672,007,000 which was a 6.8% ($107,184,000) increase over the balances at the end of 2012. Demand for commercial real estate (real estate mortgage) loans was weak to modest during 2013. During 2013, the Company purchased $62,698,000 of residential (real estate mortgage) loans. Demand for home equity loans and lines of credit were moderate during 2013. Real estate construction loans increased during 2013 due primarily to one large loan that was originated during 2013

Asset Quality and Nonperforming Assets

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

Interest income on originated nonaccrual loans that would have been recognized during the years ended December 31, 2015, 2014 and 2013, if all such loans had been current in accordance with their original terms, totaled $1,840,000, $2,734,000, and $1,524,000, respectively. Interest income actually recognized on these originated loans during the years ended December 31, 2015, 2014 and 2013 was $170,000, $81,000, and $273,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the years ended December 31, 2015, 2014 and 2013, if all such loans had been current in accordance with their original terms, totaled $386,000, $254,000, and $295,000. Interest income actually recognized on these PNCI loans during the years ended December 31, 2015, 2014 and 2013 was $205,000, $4,000, and $38,000.

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

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Performing nonaccrual loans	$31,033	$45,072	$48,112	$49,045	$61,164
Nonperforming nonaccrual loans	6,086	2,517	5,104	23,471	23,647

Total nonaccrual loans	37,119	47,589	53,216	72,516	84,811

Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	920

Total nonperforming loans	37,119	47,589	53,216	72,516	85,731
Noncovered foreclosed assets	5,369	4,449	5,588	5,957	13,268
Covered foreclosed assets	—	445	674	1,541	3,064

Total nonperforming assets	$42,488	$52,483	$59,478	$80,014	$102,063

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$28	$123	$101	$131	$3,061
Indemnified portion of covered foreclosed assets	—	$356	$539	$1,233	$2,451

Nonperforming assets to total assets	1.01%	1.88%	2.30%	3.07%	3.99%
Nonperforming loans to total loans	1.47%	2.08%	3.18%	4.63%	5.53%
Allowance for loan losses to nonperforming loans	97%	77%	72%	59%	54%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.69%	3.31%	4.09%	5.30%	6.34%

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

	December 31, 2015
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$18,483	$3,747	$5,055	$3,748	$31,033
Nonperforming nonaccrual loans	4,341	1,651	24	70	6,086

Total nonaccrual loans	22,824	5,398	5,079	3,818	37,119
Originated loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	22,824	5,398	5,079	3,818	37,119
Noncovered foreclosed assets	4,195	—	—	1,174	5,369
Covered foreclosed assets	—	—	—	—	—

Total nonperforming assets	$27,019	$5,398	$5,079	$4,992	$42,488

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$28	—	—	—	$28
Indemnified portion of covered foreclosed assets	—	—	—	—	—

Nonperforming assets to total assets	0.64%	0.13%	0.12%	0.12%	1.01%
Nonperforming loans to total loans	1.15%	1.09%	100.00%	10.87%	1.47%
Allowance for loan losses to nonperforming loans	137%	34%	2%	73%	97%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.90%	3.11%	60.92%	18.49%	2.69%

	December 31, 2014
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$30,449	$1,233	$5,587	$7,803	$45,072
Nonperforming nonaccrual loans	2,080	413	24	—	2,517

Total nonaccrual loans	32,529	1,646	5,611	7,803	47,589
Originated loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	32,529	1,646	5,611	7,803	47,589
Noncovered foreclosed assets	3,316	—	—	1,133	4,449
Covered foreclosed assets	—	—	—	445	445

Total nonperforming assets	$35,845	$1,646	$5,611	$9,381	$52,483

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$123	—	—	—	$123
Indemnified portion of covered foreclosed assets	—	—	—	$356	$356

Nonperforming assets to total assets	1.28%	0.06%	0.20%	0.34%	1.88%
Nonperforming loans to total loans	2.02%	0.27%	99.98%	16.50%	2.08%
Allowance for loan losses to nonperforming loans	92%	200%	6%	39%	77%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.14%	3.30%	64.45%	21.09%	3.31%

The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2015:

(dollars in thousands):	Balance at December 31, 2015	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2014
Real estate mortgage:
Residential	$3,702	$932	—	$(1,159)	$(224)	$(843)	$383	$4,613
Commercial	21,251	9,784	63	(13,471)	—	(1,468)	—	26,343
Consumer
Home equity lines	9,216	2,293	132	(1,592)	(694)	(877)	(422)	10,376
Home equity loans	1,414	645	72	(196)	(243)	(270)	39	1,367
Auto indirect	—	1	—	(15)	(4)	—	—	18
Other consumer	55	293	6	(43)	(387)	—	—	186
Commercial	979	1,519	—	(2,046)	(680)	—	—	2,186
Construction:
Residential	12	1,715	—	(2,322)	—	(1,782)	—	2,401
Commercial	490	490	—	(99)	—	—	—	99

Total nonperforming loans	37,119	17,672	273	(20,943)	(2,232)	(5,240)	—	47,589
Noncovered foreclosed assets	5,369	—	195	(4,458)	(502)	5,240	445	4,449
Covered foreclosed assets	—	—	—	—	—	—	(445)	445

Total nonperforming assets	$42,488	$17,672	$468	$(25,401)	$(2,734)	—	—	$52,483

The table above does not include deposit overdraft charge-offs.

The following tables and narratives describe the activity in the balance of nonperforming assets during each of the three-month periods ending March 31, June 30, September 30, and December 31, 2015. These tables and narratives are presented in chronological order:

Changes in nonperforming assets during the three months ended December 31, 2015

(In thousands):	Balance at December 31, 2015	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at September 30, 2015
Real estate mortgage:
Residential	$3,702	$77	—	$(710)	—	$(599)	—	$4,934
Commercial	21,251	470	—	(2,007)	—	—	—	22,788
Consumer
Home equity lines	9,216	313	$62	(471)	$(70)	—	—	9,382
Home equity loans	1,414	233	—	(59)	(42)	(127)	—	1,409
Auto indirect	—	—	—	—	—	—	—	—
Other consumer	55	44	—	(17)	(46)	—	—	74
Commercial (C&I)	979	906	—	(25)	(89)	—	—	187
Construction:
Residential	12	—	—	(32)	—	—	—	44
Commercial	490	490	—	(80)	—	—	—	80

Total nonperforming loans	37,119	2,533	62	(3,401)	(247)	(726)	—	38,898
Foreclosed assets	5,369	—	—	(487)	(155)	726		5,285

Total nonperforming assets	$42,488	$2,533	$62	$(3,888)	$(402)	—	—	$44,183

The table above does not include deposit overdraft charge-offs.

Nonperforming assets decreased during the fourth quarter of 2015 by $1,695,000 (3.84%) to $42,488,000 at December 31, 2015 compared to $44,183,000 at September 30, 2015. The decrease in nonperforming assets during the fourth quarter of 2015 was primarily the result of new nonperforming loans of $2,533,000, advances on existing nonperforming loans of $62,000, less pay-downs, sales or upgrades of nonperforming loans to performing status totaling $3,401,000, less dispositions of foreclosed assets totaling $487,000, less loan charge-offs of $247,000, and less write-downs of foreclosed assets of $155,000.

The $2,533,000 in new nonperforming loans during the fourth quarter of 2015 was comprised of $77,000 on two residential real estate loans, $470,000 on two commercial real estate loans, $546,000 on seven home equity lines and loans, $44,000 on 12 consumer loans, $906,000 on six C&I loans, and $490,000 on a single commercial construction loan.

The $470,000 in new nonperforming commercial real estate loans was primarily comprised of one loan in the amount of $391,000 secured by a commercial retail building in northern California.

The $490,000 in new nonperforming commercial construction loans was entirely comprised of one loan secured by an agricultural processing facility in northern California. Related charge-offs are discussed below.

Loan charge-offs during the three months ended December 31, 2015

In the fourth quarter of 2015, the Company recorded $248,000 in loan charge-offs and $133,000 in deposit overdraft charge-offs less $692,000 in loan recoveries and $90,000 in deposit overdraft recoveries resulting in $401,000 of net loan recoveries. Primary causes of the loan charges taken in the fourth quarter of 2015 were gross charge-offs of $112,000 on four home equity lines and loans, $46,000 on 13 other consumer loans, and $89,000 on five C&I loans. During the fourth quarter of 2015, there were no individual charges greater than $250,000.

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

The table above does not include deposit overdraft charge-offs.

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

The table above does not include deposit overdraft charge-offs.

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

The table above does not include deposit overdraft charge-offs.

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

The Components of the Allowance for Loan Losses

The following table sets forth the Bank’s allowance for loan losses as of the dates indicated (dollars in thousands):

	December 31,
	2015	2014	2013	2012	2011

Allowance for originated and PNCI loan losses:
Specific allowance	$2,890	$4,267	$3,975	$4,505	$5,993
Formula allowance	20,603	22,076	24,611	29,314	32,023
Environmental factors allowance	9,625	6,815	5,619	3,919	3,687

Allowance for originated and PNCI loan losses	33,118	33,158	34,205	37,738	41,703
Allowance for PCI loan losses	2,893	3,427	4,040	4,910	4,211

Allowance for loan losses	$36,011	$36,585	$38,245	$42,648	$45,914

Allowance for loan losses to loans	1.43%	1.60%	2.29%	2.73%	2.96%

Based on the current conditions of the loan portfolio, management believes that the $36,011,000 allowance for loan losses at December 31, 2015 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types:

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Real estate mortgage	$13,950	$12,313	$12,854	$12,305	$15,621
Consumer	15,079	18,201	18,238	23,461	20,506
Commercial	5,271	4,226	4,331	4,703	6,545
Real estate construction	1,711	1,845	2,822	2,179	3,242

Total allowance for loan losses	$36,011	$36,585	$38,245	$42,648	$45,914

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses:

	December 31,
	2015	2014	2013	2012	2011
Real estate mortgage	38.7%	33.7%	33.6%	28.9%	34.0%
Consumer	41.9%	49.7%	47.7%	55.0%	44.7%
Commercial	14.6%	11.6%	11.3%	11.0%	14.2%
Real estate construction	4.8%	5.0%	7.4%	5.1%	7.1%

Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total loans:

	December 31,
	2015	2014	2013	2012	2011
Real estate mortgage	0.77%	0.76%	1.16%	1.22%	1.62%
Consumer	3.81%	4.36%	4.76%	6.08%	5.05%
Commercial	2.70%	2.42%	3.28%	3.47%	4.70%
Real estate construction	1.42%	2.46%	5.75%	6.59%	8.18%

Total allowance for loan losses	1.43%	1.60%	2.29%	2.73%	2.96%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the years indicated (dollars in thousands):

	Year ended December 31,
	2015	2014	2013	2012	2011
Allowance for loan losses:
Balance at beginning of period	$36,585	$38,245	$42,648	$45,914	$42,571
(Benefit from) provision for loan losses	(2,210)	(4,045)	(715)	9,423	23,060
Loans charged off:
Real estate mortgage:
Residential	(224)	(171)	(46)	(1,558)	(1,655)
Commercial	—	(110)	(2,038)	(3,457)	(4,451)
Consumer:
Home equity lines	(694)	(1,094)	(2,651)	(8,042)	(9,746)
Home equity loans	(242)	(29)	(94)	(385)	(789)
Auto indirect	(4)	(3)	(68)	(83)	(427)
Other consumer	(972)	(599)	(887)	(1,202)	(1,158)
Commercial	(680)	(479)	(1,599)	(1,251)	(2,534)
Construction:
Residential	—	(4)	(20)	(406)	(634)
Commercial	—	(69)	(140)	(100)	(653)

Total loans charged off	(2,816)	(2,558)	(7,543)	(16,484)	(22,047)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	204	2	345	147	126
Commercial	243	540	994	1,020	127
Consumer:
Home equity lines	666	960	1,053	398	573
Home equity loans	252	34	41	100	45
Auto indirect	42	86	195	215	379
Other consumer	500	495	759	860	839
Commercial	677	1,268	340	643	173
Construction:
Residential	1,728	1,377	63	412	28
Commercial	140	181	65	—	40

Total recoveries of previously charged off loans	4,452	4,943	3,855	3,795	2,330

Net charge-offs	1,636	2,385	(3,688)	(12,689)	(19,717)

Balance at end of period	$36,011	$36,585	$38,245	$42,648	$45,914

	Year ended December 31,
	2015	2014	2013	2012	2011
Reserve for unfunded commitments:
Balance at beginning of period	$2,145	$2,415	$3,615	$2,740	$2,640
Provision for losses – unfunded commitments	330	(270)	(1,200)	875	100

Balance at end of period	$2,475	$2,145	$2,415	$3,615	$2,740

Balance at end of period:
Allowance for loan losses	$36,011	$36,585	$38,245	$42,648	$45,914
Reserve for unfunded commitments	2,475	2,145	2,415	3,615	2,740

Allowance for loan losses and reserve for unfunded commitments	$38,486	$38,730	$40,660	$46,263	$48,654

As a percentage of total loans at end of period:
Allowance for loan losses	1.43%	1.60%	2.29%	2.73%	2.96%
Reserve for unfunded commitments	0.10%	0.10%	0.14%	0.23%	0.18%

Allowance for loan losses and reserve for unfunded commitments	1.53%	1.70%	2.43%	2.96%	3.14%

Average total loans	$2,389,437	$1,847,749	$1,610,725	$1,552,540	$1,442,821

Ratios:
Net charge-offs during period to average loans outstanding during period	(0.07)%	(0.13)%	0.23%	0.82%	1.37%
Provision for loan losses to average loans outstanding	(0.09)%	(0.22)%	(0.04)%	0.61%	1.60%
Allowance for loan losses to loans at year end	1.43%	1.60%	2.29%	2.73%	2.96%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

(dollars in thousands):	Balance at December 31, 2015	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2014
Noncovered:
Land & Construction	$2,491	—	—	$(61)	$(20)	$153	$445	$1,974
Residential real estate	1,787	—	$195	(3,374)	(276)	3,620	—	1,622
Commercial real estate	1,091	—	—	(1,023)	(206)	1,467	—	853

Total noncovered	5,369	—	195	(4,458)	(502)	5,240	445	4,449

Covered:
Land & Construction	—	—	—	—	—	—	(445)	445
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	—	—	—	—	—	—	(445)	445

Total foreclosed assets	$5,369	—	$195	$(4,458)	$(502)	$5,240	—	$4,894

(dollars in thousands):	Balance at December 31, 2014	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2013
Noncovered:
Land & Construction	$1,974	$204	—	$(603)	$(50)	$1,845	—	$578
Residential real estate	1,622	244	$462	(2,621)	(87)	1,680	—	1,944
Commercial real estate	853	247	—	(4,167)	(59)	1,766	—	3,066

Total noncovered	4,449	695	462	(7,391)	(196)	5,291	—	5,588

Covered:
Land & Construction	445	—	—	(217)	(12)	—	—	674
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	445	—	—	(217)	(12)	—	—	674

Total foreclosed assets	$4,894	$695	$462	$(7,608)	$(208)	$5,291	—	$6,262

Premises and Equipment

Premises and equipment were comprised of:

	December 31, 2015	December 31, 2014
	(In thousands)
Land & land improvements	$8,909	$8,933
Buildings	38,643	39,638
Furniture and equipment	31,081	28,446

	78,633	77,017
Less: Accumulated depreciation	(35,518)	(33,570)

	43,115	43,447
Construction in progress	696	46

Total premises and equipment	$43,811	$43,493

During the year ended December 31, 2014, premises and equipment increased $318,000 due to purchases of $5,489,000, that were partially offset by depreciation of $5,034,000 and disposals of premises and equipment with net book value of $137,000.

Intangible Assets

Intangible assets at December 31, 2015 and 2014 were comprised of the following:

	December 31,
	2015	2014
	(In thousands)
Core-deposit intangible	$5,894	$7,051
Goodwill	63,462	63,462

Total intangible assets	$69,356	$70,513

The core-deposit intangible asset resulted from the Company’s acquisition of North Valley Bancorp in 2014, Citizens in 2011, and Granite in 2010. The goodwill intangible asset includes $47,943,000 from the North Valley Bancorp acquisition in 2014, and $15,519,000 from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $1,157,000, $446,000, and $209,000 was recorded in 2015, 2014, and 2013, respectively.

Deposits

See Note 13 to the consolidated financial statements at Item 8 of this report for information about the Company’s deposits.

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

Interest Rate Risk Simulation of Net Interest Income and Net Income as of December 31, 2015

Estimated Change in
Change in Interest	Net Interest Income (NII)
Rates (Basis Points)	(as % of “flat” NII)
+200 (ramp)	(1.95%)
+100 (ramp)	(0.90%)
+ 0 (flat)	—
-100 (ramp)	(1.32%)

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

The following table summarizes the effect on market value of equity due to changing interest rates as measured against a flat rate (no change) scenario:

Interest Rate Risk Simulation of Market Value of Equity as of December 31, 2015

Change in Interest Rates (Basis Points)	Estimated Change in Market Value of Equity (MVE) (as % of “flat” MVE)
+200 (shock)	(10.9%)
+100 (shock)	(4.1%)
+ 0 (flat)	—
-100 (shock)	(6.0%)

These results indicate that given a “flat” balance sheet scenario, and if deposit rates track general interest rate changes by approximately 50%, the Company’s balance sheet is slightly liability sensitive over a twelve month time horizon for rates up, and slightly asset sensitive over a twelve month time horizon for rates down. “Liability sensitive” implies that net interest income decreases when interest rates rise and increase when interest rates decrease. “Asset sensitive” implies that net interest income increases when interest rates rise and decrease when interest rates decrease. “Neutral sensitivity” implies that net interest income does not change when interest rates change. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

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

Interest Rate Sensitivity – December 31, 2015	Repricing within:
(dollars in thousands)	Less than 3 months	3 - 6 months	6 - 12 months	1 - 5 years	Over 5 years
Interest-earning assets:
Cash at Federal Reserve and other banks	$209,156	—	—	—	—
Securities	32,961	$34,514	$76,172	$436,098	$551,670
Loans	579,583	130,458	226,164	1,276,356	310,376

Total interest-earning assets	821,700	164,972	302,336	1,712,454	862,046

Interest-bearing liabilities
Transaction deposits	2,135,501	—	—	—	—
Time	146,483	65,757	73,160	54,667	3
Other borrowings	12,328	—	—	—	—
Junior subordinated debt	56,470	—	—	—	—

Total interest-bearing liabilities	$2,350,782	$65,757	$73,160	$54,667	3

Interest sensitivity gap	$(1,529,082)	$99,215	$229,176	$1,657,787	$862,043
Cumulative sensitivity gap	$(1,529,082)	$(1,429,867)	$(1,200,691)	$457,096	$1,319,139
As a percentage of earning assets:
Interest sensitivity gap	(39.6%)	2.6%	5.9%	42.9%	22.3%
Cumulative sensitivity gap	(39.6%)	(37.0%)	(31.1%)	11.8%	34.1%

Liquidity

Liquidity refers to the Company’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled $604,310,000 in 2015. Net increases in investment and loan balances used $360,065,000 and $243,691,000 of cash, respectively.

Liquidity may also be generated from liabilities through deposit growth and borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2015, financing activities provide funds totaling $242,226,000 due to a $250,843,000 increase in deposit balances. Dividends paid used $11,849,000 of cash during 2015. The Bank also had available correspondent banking lines of credit totaling $15,000,000 at December 31, 2015. In addition, at December 31, 2015 the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of up to $1,768,140,000 and $186,405,000, respectively. As of December 31, 2015, the Company had $12,328,000 of other borrowings as described in Note 16 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2015, operating activities provided cash of $54,817,000.

The Company’s investment securities available for sale plus cash and cash equivalents in excess of reserve requirements totaled $637,686,000 at December 31, 2015, which was 15.1% of total assets at that time. This was an increase of $1,369,000 from $636,317,000 and decrease from 16.2% of total assets as of December 31, 2014.

Loan demand during 2016 will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. The reduction in the federal funds rate and various Federal Reserve interest rate manipulation efforts have resulted in historic low short-term and long-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain.

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

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. At December 31, 2015, 2014 and 2013, the Bank had $50,000,000, $5,000,000 and $5,000,000, respectively, of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

	Amounts as of December 31,
(dollars in thousands)	2015	2014	2013
Time remaining until maturity:
Less than 3 months	$104,368	$66,199	$61,205
3 months to 6 months	31,327	36,166	39,580
6 months to 12 months	34,722	41,787	16,772
More than 12 months	26,747	36,488	40,090

Total	$197,164	$180,640	$157,647

Loan demand also affects the Company’s liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2015:

	Within One Year	After One But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
Loans with predetermined interest rates:
Real estate mortgage	$35,593	$114,884	$547,497	$697,974
Consumer	3,024	44,579	99,895	147,498
Commercial	5,499	67,811	15,606	88,916
Real estate construction	20,035	4,721	23,690	48,446

	64,151	231,995	686,688	982,834

Loans with floating interest rates:
Real estate mortgage	22,819	124,052	966,987	1,113,858
Consumer	4,029	6,665	237,091	247,785
Commercial	73,811	9,582	22,604	105,997
Real estate construction	30,002	5,628	36,833	72,463

	130,661	145,927	1,263,515	1,540,103

Total loans	$194,812	$377,922	$1,950,203	$2,522,937

The maturity distribution and yields of the investment portfolio at December 31, 2015 is presented in the following table. The timing of the maturities indicated in the table below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. Yields on tax exempt securities are shown on a tax equivalent basis.

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	Amount Yield		Amount Yield		Amount Yield		Amount Yield		Amount Yield
	(dollars in thousands)
Securities Available for Sale
Obligations of US government corporations and agencies	—	—	$8,792	2.59%	$24,086	3.42%	$280,804	2.57%	$313,682	2.63%
Obligations of states and political subdivisions	—	—	321	6.80%	1,118	6.61%	86,779	5.77%	88,218	5.78%
Corporate bonds	—	—	—	—	—	—	—	—	—	—
Marketable equity securities	—	—	—	—	—	—	2,985	—	2,985	—

Total securities available for sale	—	—	$9,113	2.74%	$25,204	3.56%	$370,568	3.28%	$404,885	3.29%

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	Amount Yield		Amount Yield		Amount Yield		Amount Yield		Amount Yield
	(dollars in thousands)
Securities Held to Maturity
Obligations of US government corporations and agencies	—	—	—	—	—	—	$711,994	2.65%	$711,994	2.65%
Obligations of states and political subdivisions	—	—	$1,147	4.13%	$830	5.80%	12,559	4.14%	14,536	4.23%

Total securities held to maturity	—	—	$1,147	4.13%	$830	5.80%	$724,553	2.68%	$726,530	2.68%

Off-Balance Sheet Items

The Bank has certain ongoing commitments under operating and capital leases. See Note 18 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2015 commitments to extend credit and commitments related to the Bank’s deposit overdraft privilege product were the Bank’s only financial instruments with off-balance sheet risk. The Bank has not entered into any material contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $713,646,000 and $673,706,000 at December 31, 2015 and 2014, respectively, and represent 28.4% of the total loans outstanding at year-end 2015 versus 29.5% at December 31, 2014. Commitments related to the Bank’s deposit overdraft privilege product totaled $94,473,000 and $101,060,000 at December 31, 2015 and 2014, respectively.

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2015:

(dollars in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years

Time deposits	$340,070	$285,400	$38,085	$16,582	$3
Other collateralized borrowings, fixed rate of 0.05% payable on January 4, 2016	12,328	12,328	—	—	—
Junior subordinated:
TriCo Trust I(1)	20,619	—	—	—	20,619
TriCo Trust II(2)	20,619	—	—	—	20,619
North Valley Trust II(3)	6,186	—	—	—	6,186
North Valley Trust III(4)	5,155	—	—	—	5,155
North Valley Trust IV(5)	10,310	—	—	—	10,310
Operating lease obligations	11,474	3,067	4,155	3,593	659
Deferred compensation(6)	8,367	1,338	2,134	1,918	2,977
Supplemental retirement plans(6)	8,127	1,104	1,957	1,576	3,490

Total contractual obligations	$443,255	$303,237	$46,331	$23,669	$70,018

(1)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 3.05%, callable in whole or in part by the Company on a quarterly basis beginning October 7, 2008, matures October 7, 2033.
(2)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 2.55%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.
(3)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 3.25%, callable in whole or in part by the Company on a quarterly basis beginning April 24, 2008, matures April 24, 2033.
(4)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 2.80%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.
(5)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 1.33%, callable in whole or in part by the Company on a quarterly basis beginning March 15, 2011, matures March 15, 2036.
(6)	These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental retirement plans. See Note 25 in the financial statements at Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” under Item 7 of this report which is incorporated herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRICO BANCSHARES

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2015	2014
	(in thousands, except share data)
Assets:
Cash and due from banks	$94,305	$93,150
Cash at Federal Reserve and other banks	209,156	517,578

Cash and cash equivalents	303,461	610,728
Investment securities:
Available for sale	404,885	83,205
Held to maturity	726,530	676,426
Restricted equity securities	16,956	16,956
Loans held for sale	1,873	3,579
Loans	2,522,937	2,282,524
Allowance for loan losses	(36,011)	(36,585)

Total loans, net	2,486,926	2,245,939
Foreclosed assets, net	5,369	4,894
Premises and equipment, net	43,811	43,493
Cash value of life insurance	94,560	92,337
Accrued interest receivable	10,786	9,275
Goodwill	63,462	63,462
Other intangible assets, net	5,894	7,051
Mortgage servicing rights	7,618	7,378
Other assets	48,591	51,735

Total assets	$4,220,722	$3,916,458

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,155,695	$1,083,900
Interest-bearing	2,475,571	2,296,523

Total deposits	3,631,266	3,380,423
Accrued interest payable	774	978
Reserve for unfunded commitments	2,475	2,145
Other liabilities	65,293	49,192
Other borrowings	12,328	9,276
Junior subordinated debt	56,470	56,272

Total liabilities	3,768,606	3,498,286

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
22,775,173 at December 31, 2015	247,587
22,714,964 at December 31, 2014		244,318
Retained earnings	206,307	176,057
Accumulated other comprehensive income, net of tax	(1,778)	(2,203)

Total shareholders’ equity	452,116	418,172

Total liabilities and shareholders’ equity	$4,220,722	$3,916,458

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$131,836	$103,887	$97,548
Debt securities:
Taxable	25,303	14,753	6,349
Tax exempt	1,509	505	583
Dividends	2,118	837	387
Interest bearing cash at
Federal Reserve and other banks	648	1,133	1,693

Total interest and dividend income	161,414	121,115	106,560

Interest expense:
Deposits	3,434	3,274	3,445
Other borrowings	4	4	4
Junior subordinated debt	1,978	1,403	1,247

Total interest expense	5,416	4,681	4,696

Net interest income	155,998	116,434	101,864

Benefit from reversal of previously provided loan losses	(2,210)	(4,045)	(715)

Net interest income after provision for loan losses	158,208	120,479	102,579

Noninterest income:
Service charges and fees	31,821	24,236	25,257
Gain on sale of loans	3,064	2,032	5,602
Commissions on sale of non-deposit investment products	3,349	2,995	2,983
Increase in cash value of life insurance	2,786	1,953	1,727
Other	4,327	3,300	1,260

Total noninterest income	45,347	34,516	36,829

Noninterest expense:
Salaries and related benefits	71,405	57,544	51,936
Other	59,436	52,835	41,668

Total noninterest expense	130,841	110,379	93,604

Income before income taxes	72,714	44,616	45,804

Provision for income taxes	28,896	18,508	18,405

Net income	$43,818	$26,108	$27,399

Earnings per share:
Basic	$1.93	$1.47	$1.71
Diluted	$1.91	$1.46	$1.69

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Net income	$43,818	$26,108	$27,399
Other comprehensive (loss) income, net of tax:
Unrealized holding losses on securities arising during the period	(1,098)	(94)	(2,452)
Change in minimum pension liability	1,246	(4,114)	1,750
Change in joint beneficiary agreement liability	277	148	400

Other comprehensive (loss) income	425	(4,060)	(302)

Comprehensive income	$44,243	$22,048	$27,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2015, 2014 and 2013

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)

Balance at December 31, 2012	16,000,838	$85,561	$141,639	$2,159	$229,359
Net income			27,399		27,399
Other comprehensive loss				(302)	(302)
Stock option vesting		1,151			1,151
Stock options forfeited		(22)			(22)
Stock options exercised	248,765	3,240			3,240
Tax benefit of stock options exercised		356			356
Repurchase of common stock	(172,941)	(930)	(2,560)		(3,490)
Dividends paid ($0.42 per share)			(6,745)		(6,745)

Balance at December 31, 2013	16,076,662	$89,356	$159,733	$1,857	$250,946
Net income			26,108		26,108
Other comprehensive loss				(4,060)	(4,060)
Stock option vesting		965			965
RSU vesting		126			126
PSU vesting		42			42
Stock options exercised	166,020	2,875			2,875
Tax benefit of stock options exercised		225			225
Issuance of common stock	6,575,550	151,303			151,303
Repurchase of common stock	(103,268)	(574)	(1,977)		(2,551)
Dividends paid ($0.44 per share)			(7,807)		(7,807)

Balance at December 31, 2014	22,714,964	$244,318	$176,057	$(2,203)	$418,172
Net income			43,818		43,818
Other comprehensive income				425	425
PSU vesting		179			179
RSU vesting		457			457
RSUs released	12,064
Tax benefit from release of RSUs		15			15
Stock option vesting		734			734
Stock options exercised	154,500	3,116			3,116
Tax benefit of stock options exercised		13			13
Reversal of tax benefit from exercise of stock options		(96)			(96)
Repurchase of common stock	(106,355)	(1,149)	(1,719)		(2,868)
Dividends paid ($0.52 per share)			(11,849)		(11,849)

Balance at December 31, 2015	22,775,173	$247,587	$206,307	$(1,778)	$452,116

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Operating activities:
Net income	$43,818	$26,108	$27,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	5,906	5,735	4,623
Amortization of intangible assets	1,157	446	209
(Benefit from) provision for loan losses	(2,210)	(4,045)	(715)
Amortization of investment securities premium, net	3,458	970	752
Originations of loans for resale	(111,640)	(49,241)	(123,834)
Proceeds from sale of loans originated for resale	115,469	49,394	137,859
Gain on sale of loans	(3,064)	(2,032)	(5,602)
Change in market value of mortgage servicing rights	701	1,301	(253)
Provision for losses on foreclosed assets	502	208	682
Gain on sale of foreclosed assets	(991)	(2,153)	(1,640)
Loss (gain) on disposal of fixed assets	129	(49)	39
Increase in cash value of life insurance	(2,786)	(1,953)	(1,727)
Gain on life insurance death benefit	(155)	—	—
Equity compensation vesting expense	1,370	1,133	1,151
Equity compensation tax effect	68	(225)	(356)
Deferred income tax expense (benefit)	681	(993)	2,526
Change in:
Reserve for unfunded commitments	330	(395)	(1,200)
Interest receivable	(1,511)	(619)	120
Interest payable	(204)	(67)	(98)
Other assets and liabilities, net	3,789	3,894	1,151

Net cash from operating activities	54,817	27,417	41,086

Investing activities:
Proceeds from maturities of securities available for sale	33,552	24,016	53,468
Proceeds from sale of securities available for sale	2	14,130	—
Purchases of securities available for sale	(341,303)	—	—
Proceeds from maturities of securities held to maturity	93,784	34,172	4,391
Purchases of securities held to maturity	(146,100)	(280,692)	(244,967)
(Purchase) redemption of restricted equity securities, net	—	(2,415)	484
Loan origination and principal collections, net	(244,018)	(82,079)	(59,411)
Loans purchased	—	(32,017)	(62,698)
Proceeds from sale of premises and equipment	8	121	12
Improvement of foreclosed assets	(195)	(462)	(479)
Proceeds from sale of other real estate owned	5,449	9,762	13,910
Purchases of premises and equipment	(5,489)	(4,665)	(8,313)
Life insurance proceeds	—	—	706
Cash received from acquisition, net	—	141,405	—

Net cash (used) provided by investing activities	(604,310)	(178,724)	(302,897)

Financing activities:
Net increase in deposits	250,843	167,984	120,781
Net change in other borrowings	3,052	2,941	(2,862)
Equity compensation tax effect	(68)	225	356
Repurchase of common stock	(412)	(292)	(501)
Dividends paid	(11,849)	(7,807)	(6,745)
Exercise of stock options	660	616	251

Net cash from financing activities	242,226	163,667	111,280

Net change in cash and cash equivalents	(307,267)	12,360	(150,531)

Cash and cash equivalents and beginning of year	610,728	598,368	748,899

Cash and cash equivalents at end of year	$303,461	$610,728	$598,368

Supplemental disclosure of noncash activities:
Unrealized loss on securities available for sale	$(1,895)	$(162)	$(4,232)
Loans transferred to foreclosed assets	5,240	5,291	11,717
Due to broker	17,072	—	—
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	2,868	2,551	3,490
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	5,620	4,641	4,794
Cash paid for income taxes	24,315	22,685	$17,395
Assets acquired in acquisition	—	978,682	—
Liabilities assumed in acquisition	—	827,372	—

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,696,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. During 2015 and 2014, the Company did not have any securities classified as trading.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is more likely than not that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during 2015 and 2014.

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

Credit risk is inherent in the business of lending. As a result, the Company maintains an allowance for loan losses to absorb probable incurred losses inherent in the Company’s originated loan portfolio. This is maintained through periodic charges to earnings. These charges are included in the Consolidated Statements of Income as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company’s allowance for originated loan losses is meant to be an estimate of these probable incurred losses inherent in the portfolio.

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

Loans purchased or acquired in a business combination are referred to as acquired loans. Acquired loans are valued as of the acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 805, Business Combinations. Loans acquired with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are referred to as purchased credit impaired (PCI) loans. PCI loans are accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under FASB ASC Topic 805 and FASB ASC Topic 310-30,

PCI loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. Fair value is defined as the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. Default rates, loss severity, and prepayment speed assumptions are periodically reassessed and our estimate of future payments is adjusted accordingly. The difference between contractual future payments and estimated future payments is referred to as the nonaccretable difference. The difference between estimated future payments and the present value of the estimated future payments is referred to as the accretable yield. The accretable yield represents the amount that is expected to be recorded as interest income over the remaining life of the loan. If after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be more than originally estimated, an increase in the discount rate (effective yield) would be made such that the newly increased accretable yield would be recognized, on a level yield basis, over the remaining estimated life of the loan. If, thereafter, the Company determines that the estimated future cash flows of a PCI loan are expected to be less than previously estimated, an allowance for loan loss would be established through a provision for loan losses charged to expense to decrease the present value to the required level. If the estimated cash flows improve after an allowance has been established for a loan, the allowance may be partially or fully reversed depending on the improvement in the estimated cash flows. Only after the allowance has been fully reversed may the discount rate be increased. PCI loans are put on nonaccrual status when cash flows cannot be reasonably estimated. PCI loans on nonaccrual status are accounted for using the cost recovery method or cash basis method of income recognition. The Company refers to PCI loans on nonaccrual status that are accounted for using the cash basis method of income recognition as “PCI – cash basis” loans; and the Company refers to all other PCI loans as “PCI – other” loans PCI loans are charged off when evidence suggests cash flows are not recoverable. Foreclosed assets from PCI loans are recorded in foreclosed assets at fair value with the fair value at time of foreclosure representing cash flow from the loan. ASC 310-30 allows PCI loans with similar risk characteristics and acquisition time frame to be “pooled” and have their cash flows aggregated as if they were one loan. The Company elected to use the “pooled” method of ASC 310-30 for PCI – other loans in the acquisition of certain assets and liabilities of Granite Community Bank, N.A. (“Granite”) during 2010 and Citizens Bank of Northern California (“Citizens”) during 2011.

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

Foreclosed Assets

Foreclosed assets include assets acquired through, or in lieu of, loan foreclosure. Foreclosed assets are held for sale and are initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Any write-downs based on the asset’s fair value less costs to sell at the date of acquisition are charged to the allowance for loan and lease losses. Any recoveries based on the asset’s fair value less estimated costs to sell in excess of the recorded value of the loan at the date of acquisition are recorded to the allowance for loan and lease losses. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expense. Gain or loss on sale of foreclosed assets is included in noninterest income. Foreclosed assets that are not subject to a FDIC loss-share agreement are referred to as noncovered foreclosed assets.

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

As of December 31 of each year, goodwill is tested for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level. The Company may choose to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then goodwill is deemed not to be impaired. However, if the Company concludes otherwise, or if the Company elected not to first assess qualitative factors, then the Company performs the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Currently, and historically, the Company is comprised of only one reporting unit that operates within the business segment it has identified as “community banking”. Goodwill was not impaired as of December 31, 2015 because the fair value of the reporting unit exceeded its carrying value.

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

Recent Accounting Pronouncements

FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 provides additional flexibility with regard to accounting for investments in qualified affordable housing projects. ASU 2014-01 modifies the conditions that must be met to present the pretax impact and related tax benefits of such investments as a component of income taxes (“net” within income tax expense), to enable more investors to elect to use a “net” presentation for those investments. Investors that do not qualify for “net” presentation under the new guidance will continue to account for such investments under the equity method or cost method, which results in losses recognized in pretax income and tax benefits recognized in income taxes (“gross” presentation of investment results). For investments that qualify for the “net” presentation of investment performance, ASU 2014-01 introduces a “proportional amortization method” that can be elected to amortize the investment basis. If elected, the method is required for all eligible investments in qualified affordable housing projects. ASU 2014-01 also requires enhanced recurring disclosures for all investments in qualified affordable housing projects, regardless of the accounting method used for those investments. It is effective for interim and annual periods beginning after December 15, 2014, and early adoption is permitted. ASU 2014-01 is applicable to our portfolio of low income housing tax credit (LIHTC) partnership interests and we are adopting this guidance as of December 31, 2015. While the standard is required to be applied retrospectively, the Company made its initial investment in its LIHTC partnership interests during 2015. As such, all prior periods are properly stated and no adjustments to prior period financials are required. Under this guidance, the amortization expense, benefit of tax credits and other income tax benefits related to our low income housing tax credits are presented as a component of income tax expense.

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

FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. ASU 2014-12 requires that a performance target that affects the vesting of a share-based payment award and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. ASU 2014-12 provides explicit guidance for those awards. For all entities, ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has elected to not adopt ASU 2014-12 early. ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

FASB issued ASU No. 2016-1, Financial Instruments—Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU No. 2016-2, Leases (Topic 842). ASU 2016-2, among other things, requires that a lessee recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, the standard will require both types of leases to be recognized on the balance sheet. It also requires disclosures to better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-2 will be effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact of this new guidance on the Company’s consolidated financial statements.

Note 2 - Business Combinations

On October 28, 2015, TriCo announced that its subsidiary, Tri Counties Bank, has entered into an agreement to purchase three branches on the North Coast of California from Bank of America, N.A. The branches are located in the cities of Arcata, Eureka, and Fortuna in Humboldt County. TriCo anticipates assuming approximately $235 million in deposits and purchasing approximately $400 thousand in loans and will pay a premium of 1.91% on the deposits assumed. This transaction is expected to occur in March 2016.

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

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$312,917	2,761	(1,996)	$313,682
Obligations of states and political subdivisions	86,823	1,428	(33)	88,218
Corporate debt securities	—	—	—	—
Marketable equity securities	3,000	—	(15)	2,985

Total securities available for sale	$402,740	$4,189	$(2,044)	$404,885

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$711,994	8,394	(2,882)	$717,506
Obligations of states and political subdivisions	14,536	277	(110)	14,703

Total securities held to maturity	$726,530	$8,671	$(2,992)	$732,209

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$71,144	4,001	(25)	$75,120
Obligations of states and political subdivisions	3,130	45	—	3,175
Corporate debt securities	1,891	17	—	1,908
Marketable equity securities	3,000	2	—	3,002

Total securities available for sale	$79,165	$4,065	$(25)	$83,205

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$660,836	13,055	(677)	$673,214
Obligations of states and political subdivisions	15,590	130	(155)	15,565

Total securities held to maturity	$676,426	$13,185	$(832)	$688,779

Investment securities totaling $2,000 were sold in 2015 resulting in no gain or loss on sale. Investment securities sold during 2014 totaled $14,130,000 and no investment securities were sold in 2013. Investment securities with an aggregate carrying value of $297,547,000 and $143,992,000 at December 31, 2015 and 2014, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at December 31, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2015, obligations of U.S. government corporations and agencies with a cost basis totaling $1,024,911,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At December 31, 2015, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 5.9 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Investment Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	—	—	—	—
Due after one year through five years	$8,870	$9,112	$1,147	$1,158
Due after five years through ten years	24,150	25,204	830	870
Due after ten years	369,720	370,569	724,553	730,181

Totals	$402,740	$404,885	$726,530	$732,209

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
December 31, 2015
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$193,306	$(1,996)	—	—	$193,306	$(1,996)
Obligations of states and political subdivisions	6,469	(33)	—	—	6,469	(33)
Marketable equity securities	2,985	(15)	—	—	2,985	(15)

Total securities available-for-sale	$202,760	$(2,044)	—	—	$202,760	$(2,044)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$198,481	$(2,882)	—	—	$198,481	$(2,882)
Obligations of states and political subdivisions	497	(11)	$1,121	$(99)	1,618	(110)

Total securities held-to-maturity	$198,978	$(2,893)	$1,121	$(99)	$200,099	$(2,992)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
December 31, 2014
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$6,774	$(25)	—	—	$6,774	$(25)
Obligations of states and political subdivisions	—	—	—	—	—	—
Marketable equity securities	—	—	—	—	—	—

Total securities available-for-sale	$6,774	$(25)	—	—	$6,774	$(25)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$335	$(1)	$56,288	$(676)	$56,623	$(677)
Obligations of states and political subdivisions	1,600	(26)	1,858	(129)	3,458	(155)

Total securities held-to-maturity	$1,935	$(27)	$58,146	$(805)	$60,081	$(832)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2015, 29 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 1.23% from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2015, 10 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 1.73% from the Company’s amortized cost basis.

Marketable equity securities: At December 31, 2015, marketable equity securities had unrealized losses representing aggregate depreciation of 0.05% from the Company’s amortized cost basis.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	December 31, 2015
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$207,585	$104,535	—	$2,145	$314,265
Commercial	1,163,643	310,864	—	23,060	1,497,567

Total mortgage loan on real estate	1,371,228	415,399	—	25,205	1,811,832
Consumer:
Home equity lines of credit	285,419	29,335	4,954	2,784	322,492
Home equity loans	34,717	4,018	124	1,503	40,362
Other	28,998	3,367	—	64	32,429

Total consumer loans	349,134	36,720	5,078	4,351	395,283
Commercial	170,320	19,744	1	4,848	194,913
Construction:
Residential	31,778	13,636	—	721	46,135
Commercial	66,285	8,489	—	—	74,774

Total construction	98,063	22,125	—	721	120,909

Total loans, net of deferred loan fees and discounts	$1,988,745	$493,988	$5,079	$35,125	$2,522,937

Total principal balance of loans owed, net of charge-offs	$1,995,296	$507,935	$12,686	$39,693	$2,555,610
Unamortized net deferred loan fees	(6,551)	—	—	—	(6,551)
Discounts to principal balance of loans owed, net of charge-offs	—	(13,947)	(7,607)	(4,568)	(26,122)

Total loans, net of unamortized deferred loan fees and discounts	$1,988,745	$493,988	$5,079	$35,125	$2,522,937

Noncovered loans	$1,988,745	$493,988	$5,079	$29,890	$2,517,702
Covered loans	—	—	—	5,235	5,235

Total loans, net of unamortized deferred loan fees and discounts	$1,988,745	$493,988	$5,079	$35,125	$2,522,937

Allowance for loan losses	$(31,271)	$(1,848)	$(121)	$(2,771)	$(36,011)

Note 4 – Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2014
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$154,594	$120,821	—	$4,005	$279,420
Commercial	928,797	376,225	—	30,917	1,335,939

Total mortgage loan on real estate	1,083,391	497,046	—	34,922	1,615,359
Consumer:
Home equity lines of credit	305,166	38,397	$5,478	3,543	352,584
Home equity loans	23,559	6,985	125	645	31,314
Auto Indirect	112	—	—	—	112
Other	28,230	4,770	—	74	33,074

Total consumer loans	357,067	50,152	5,603	4,262	417,084
Commercial	126,611	40,899	8	7,427	174,945
Construction:
Residential	21,135	16,808	—	675	38,618
Commercial	24,545	11,973	—	—	36,518

Total construction	45,680	28,781	—	675	75,136

Total loans, net of deferred loan fees and discounts	$1,612,749	$616,878	$5,611	$47,286	$2,282,524

Total principal balance of loans owed, net of charge-offs	$1,617,542	$634,490	$14,805	$56,016	$2,322,853
Unamortized net deferred loan fees	(4,793)	—	—	—	(4,793)
Discounts to principal balance of loans owed, net of charge-offs	—	(17,612)	(9,194)	(8,730)	(35,536)

Total loans, net of unamortized deferred loan fees and discounts	$1,612,749	$616,878	$5,611	$47,286	$2,282,524

Noncovered loans	$1,612,749	$616,878	$5,611	$25,018	$2,260,256
Covered loans	—	—	—	22,268	22,268

Total loans, net of unamortized deferred loan fees and discounts	$1,612,749	$616,878	$5,611	$47,286	$2,282,524

Allowance for loan losses	$(29,860)	$(3,296)	$(348)	$(3,081)	$(36,585)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Year ended December 31,
	2015	2014
Change in accretable yield:
Balance at beginning of period	$14,159	$18,233
Accretion to interest income	(6,323)	(5,854)
Reclassification (to) from nonaccretable difference	5,419	1,780

Balance at end of period	$13,255	$14,159

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses - Year Ended December 31, 2015
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Beginning balance	$3,086	$9,227	$15,676	$1,797	$9	$719	$4,226	$1,434	$411	$36,585
Charge-offs	(224)	—	(694)	(242)	(4)	(972)	(680)	—	—	(2,816)
Recoveries	204	243	666	252	42	500	677	1,728	140	4,452
(Benefit) provision	(559)	1,973	(4,395)	1,331	(47)	441	1,048	(2,263)	261	(2,210)

Ending balance	$2,507	$11,443	$11,253	$3,138	—	$688	$5,271	$899	$812	$36,011

Ending balance:
Individ. evaluated for impairment	$335	$395	$605	$294	—	$74	$1,187	—	—	$2,890

Loans pooled for evaluation	$2,112	$9,596	$10,423	$2,844	—	$614	$2,983	$844	$812	$30,228

Loans acquired with deteriorated credit quality	$60	$1,452	$225	—	—	—	$1,101	$55	—	$2,893

	Loans, net of unearned fees – As of December 31, 2015
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Ending balance:
Total loans	$314,265	$1,497,567	$322,492	$40,362	—	$32,429	$194,913	$46,135	$74,774	$2,522,937

Individ. evaluated for impairment	$6,767	$32,407	$5,747	$1,731	—	$288	$2,671	$4	$490	$50,105

Loans pooled for evaluation	$305,353	$1,442,100	$309,007	$37,004	—	$32,077	$187,393	$45,410	$74,284	$2,432,628

Loans acquired with deteriorated credit quality	$2,145	$23,060	$7,738	$1,627	—	$64	$4,849	$721	—	$40,204

	Allowance for Loan Losses - Year Ended December 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Beginning balance	$3,154	$9,700	$16,375	$1,208	$66	$589	$4,331	$1,559	$1,263	$38,245
Charge-offs	(171)	(110)	(1,094)	(29)	(3)	(599)	(479)	(4)	(69)	(2,558)
Recoveries	2	540	960	34	86	495	1,268	1,377	181	4,943
(Benefit) provision	101	(903)	(565)	584	(140)	234	(894)	(1,498)	(964)	(4,045)

Ending balance	$3,086	$9,227	$15,676	$1,797	$9	$719	$4,226	$1,434	$411	$36,585

Ending balance:
Individ. evaluated for impairment	$974	$410	$1,974	$284	—	$142	$423	$60	—	$4,267

Loans pooled for evaluation	$1,915	$8,408	$13,251	$1,513	$9	$572	$2,569	$332	$322	$28,891

Loans acquired with deteriorated credit quality	$197	$409	$451	—	—	$5	$1,234	$1,042	$89	$3,427

	Loans, net of unearned fees – As of December 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Ending balance:
Total loans	$279,420	$1,335,939	$352,584	$31,314	$112	$33,074	$174,945	$38,618	$36,518	$2,282,524

Individ. evaluated for impairment	$7,188	$41,932	$6,968	$1,279	$18	$323	$1,757	$2,683	$99	$62,247

Loans pooled for evaluation	$268,227	$1,263,090	$336,595	$29,266	$94	$32,677	$165,753	$35,260	$36,419	$2,167,381

Loans acquired with deteriorated credit quality	$4,005	$30,917	$9,021	$770	—	$74	$7,435	$675	—	$52,897

Note 5 – Allowance for Loan Losses (continued)

	Allowance for Loan Losses - Year Ended December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Beginning balance	$3,523	$8,782	$21,367	$1,155	$243	$696	$4,703	$1,400	$779	$42,648
Charge-offs	(46)	(2,038)	(2,651)	(94)	(68)	(887)	(1,599)	(20)	(140)	(7,543)
Recoveries	345	994	1,053	41	195	759	340	63	65	3,855
(Benefit) provision	(668)	1,962	(3,394)	106	(304)	21	887	116	559	(715)

Ending balance	$3,154	$9,700	$16,375	$1,208	$66	$589	$4,331	$1,559	$1,263	$38,245

Ending balance:
Individ. evaluated for impairment	$775	$1,198	$1,140	$169	$1	$8	$585	$91	$8	$3,975

Loans pooled for evaluation	$2,039	$7,815	$14,749	$1,039	$65	$581	$2,402	$751	$789	$30,230

Loans acquired with deteriorated credit quality	$340	$687	$486	—	—	—	$1,344	$717	$466	$4,040

	Loans, net of unearned fees – As of December 31, 2013
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Ending balance:
Total loans	$195,013	$912,850	$339,866	$14,588	$946	$27,763	$131,878	$31,933	$17,170	$1,672,007

Individ. evaluated for impairment	$7,342	$59,936	$6,918	$778	$60	$90	$3,177	$2,756	$178	$81,235

Loans pooled for evaluation	$183,015	$822,654	$322,865	$13,324	$886	$27,592	$122,166	$27,611	$16,947	$1,537,060

Loans acquired with deteriorated credit quality	$4,656	$30,260	$10,083	$486	—	$81	$6,535	$1,566	$45	$53,712

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

The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:

•	Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•	Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.

•	Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.

•	Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

•	Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

Note 5 – Allowance for Loan Losses (continued)

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators – As of December 31, 2015
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loans:
Pass	$199,837	$1,118,868	$275,251	$31,427	—	$28,339	$166,559	$31,440	$66,285	$1,918,006
Special mention	2,018	10,321	2,494	1,027	—	415	1,037	334	—	17,646
Substandard	5,730	34,454	7,674	2,263	—	244	2,724	4	—	53,093
Loss	—	—	—	—	—	—	—	—	—	—

Total originated	$207,585	$1,163,643	$285,419	$34,717	—	$28,998	$170,320	$31,778	$66,285	$1,988,745

PNCI loans:
Pass	$102,895	$293,935	$27,378	$3,789	—	$3,164	$19,666	$13,636	$8,489	$472,952
Special mention	600	10,795	445	80	—	74	—	—	—	11,994
Substandard	1,040	6,134	1,512	149	—	129	78	—	—	9,042
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI	$104,535	$310,864	$29,335	$4,018	—	$3,367	$19,744	$13,636	$8,489	$493,988

PCI loans	$2,145	$23,060	$7,738	$1,627	—	$64	$4,849	$721	—	$40,204

Total loans	$314,265	$1,497,567	$322,492	$40,362	—	$32,429	$194,913	$46,135	$74,774	$2,522,937

	Credit Quality Indicators – As of December 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loans:
Pass	$146,949	$883,102	$292,244	$20,976	$66	$27,396	$124,707	$18,112	$24,436	$1,537,988
Special mention	1,122	11,521	3,590	743	11	591	636	622	—	18,836
Substandard	6,523	34,174	9,332	1,840	35	243	1,268	2,401	109	55,925
Loss	—	—	—	—	—	—	—	—	—	—

Total originated	$154,594	$928,797	$305,166	$23,559	$112	$28,230	$126,611	$21,135	$24,545	$1,612,749

PNCI loans:
Pass	$119,643	$359,537	$36,531	$6,813	—	$4,399	$40,628	$16,808	$11,973	$596,332
Special mention	547	12,979	936	147	—	230	268	—	—	15,107
Substandard	631	3,709	930	25	—	141	3	—	—	5,439
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI	$120,821	$376,225	$38,397	$6,985	—	$4,770	$40,899	$16,808	$11,973	$616,878

PCI loans	$4,005	$30,917	$9,021	$770	—	$74	$7,435	$675	—	$52,897

Total loans	$279,420	$1,335,939	$352,584	$31,314	$112	$33,074	$174,945	$38,618	$36,518	$2,282,524

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$791	$200	$1,033	$402	—	$12	$2,197	—	—	$4,635
60-89 Days	—	491	324	341	—	40	—	—	—	1,196
> 90 Days	271	3,425	520	82	—	19	24	—	—	4,341

Total past due	$1,062	$4,116	$1,877	$825	—	$71	$2,221	—	—	$10,172
Current	206,523	1,159,527	283,542	33,892	—	28,927	168,099	—	—	1,978,573

Total orig. loans	$207,585	$1,163,643	$285,419	$34,717	—	$28,998	$170,320	$31,778	$66,285	$1,988,745

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$3,045	$14,196	$3,379	$1,195	—	$21	$976	$12	—	$22,824

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$3,106	$4,037	$92	$23	—	—	$1	—	—	$7,259
60-89 Days	—	—	—	—	—	$13	—	—	—	13
> 90 Days	58	748	275	71	—	10	—	—	$490	1,652

Total past due	$3,164	$4,785	$367	$94	—	$23	$1	—	$490	$8,924
Current	101,371	306,079	28,968	3,924	—	3,344	19,743	$13,636	7,999	485,064

Total PNCI loans	$104,535	$310,864	$29,335	$4,018	—	$3,367	$19,744	$13,636	$8,489	$493,988

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$348	$3,742	$676	$109	—	$33	—	—	$490	$5,398

Note 5 – Allowance for Loan Losses (continued)

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$1,296	$735	$2,066	$615	$4	$64	$739	—	—	$5,519
60-89 Days	919	—	296	192	—	24	99	—	—	1,530
> 90 Days	100	900	754	202	17	46	61	—	—	2,080

Total past due	$2,315	$1,635	$3,116	$1,009	$21	$134	$899	—	—	$9,129
Current	152,279	927,162	302,050	22,550	91	28,096	125,712	21,135	24,545	1,603,620

Total orig. loans	$154,594	$928,797	$305,166	$23,559	$112	$28,230	$126,611	$21,135	$24,545	$1,612,749

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$3,430	$20,736	$4,336	$1,197	$18	$66	$246	$2,401	$99	$32,529

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$2,041	$260	$275	—	—	$25	$67	—	—	$2,668
60-89 Days	24	—	118	—	—	3	—	—	—	145
> 90 Days	239	—	73	25	—	76	—	—	—	413

Total past due	$2,304	$260	$466	$25	—	$104	$67	—	—	$3,226
Current	118,517	375,965	37,931	6,960	—	4,666	40,832	16,808	11,973	$613,652

Total PNCI loans	$120,821	$376,225	$38,397	$6,985	—	$4,770	$40,899	$16,808	$11,973	$616,878

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$799	$366	$346	$25	—	$110	—	—	—	$1,646

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

	Impaired Originated Loans – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,886	$27,109	$2,963	$947	—	$20	$576	$4	—	$35,505

Unpaid principal	$5,998	$29,678	$6,079	$1,349	—	$35	$688	$65	—	$43,892

Average recorded Investment	$3,586	$32,793	$2,982	$848	—	$29	$494	$1,202	$50	$41,984

Interest income Recognized	$81	$893	$23	$5	—	—	$29	—	—	$1,031

With an allowance recorded:
Recorded investment	$2,006	$1,418	$1,724	$674	—	$1	$2,094	—	—	$7,917

Unpaid principal	$2,073	$1,453	$1,904	$701	—	$1	$2,117	—	—	$8,249

Related allowance	$335	$146	$525	$256	—	$1	$1,187	—	—	$2,450

Average recorded Investment	$2,365	$2,180	$2,455	$589	—	$23	$1,716	$141	—	$9,469

Interest income Recognized	$49	$74	$31	$26	—	—	$122	—	—	$302

Note 5 – Allowance for Loan Losses (continued)

	Impaired PNCI Loans – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$875	$1,132	$454	$71	—	$33	$1	—	$490	$3,056

Unpaid principal	$908	$1,248	$505	$73	—	$52	$1	—	$490	$3,277

Average recorded Investment	$609	$749	$400	$48	—	$35	$4	—	$245	$2,090

Interest income Recognized	$31	$32	$3	$2	—	$1	—	—	$18	$87

With an allowance recorded:
Recorded investment	—	$2,748	$606	$39	—	$234	—	—	—	$3,627

Unpaid principal	—	$2,858	$612	$40	—	$234	—	—	—	$3,744

Related allowance	—	$248	$80	$39	—	$73	—	—	—	$440

Average recorded Investment	$417	$1,447	$521	$19	—	$227	—	—	—	$2,631

Interest income Recognized	—	$149	$14	—	—	$11	—	—	—	$174

	Impaired Originated Loans – As of December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,287	$38,477	$3,001	$750	$14	$25	$412	$2,401	$99	$48,466

Unpaid principal	$5,138	$41,949	$6,094	$1,187	$49	$32	$433	$6,588	$190	$61,660

Average recorded Investment	$3,826	$45,915	$3,355	$651	$35	$21	$1,030	$2,437	$84	$57,354

Interest income Recognized	$38	$995	$26	$6	—	$1	$26	—	$3	$1,095

With an allowance recorded:
Recorded investment	$2,724	$2,943	$3,185	$504	$4	$41	$1,338	$282	—	$11,021

Unpaid principal	$2,865	$3,101	$3,533	$597	$6	$41	$1,438	$282	—	$11,863

Related allowance	$797	$302	$1,769	$284	—	$11	$423	$60	—	$3,646

Average recorded Investment	$2,677	$4,119	$2,982	$365	$4	$25	$1,428	$283	$55	$11,938

Interest income Recognized	$91	$144	$71	$13	—	—	$71	$19	—	$409

	Impaired PNCI Loans – As of December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$343	$366	$346	$25	—	$37	$7	—	—	$1,124

Unpaid principal	$353	$2,620	$374	$25	—	$54	$7	—	—	$3,433

Average recorded Investment	$246	$753	$287	$12	—	$36	$10	—	—	$1,344

Interest income Recognized	$14	—	$(1)	—	—	—	$1	—	—	$14

With an allowance recorded:
Recorded investment	$834	$146	$436	—	—	$220	—	—	—	$1,636

Unpaid principal	$852	$146	$436	—	—	$220	—	—	—	$1,654

Related allowance	$177	$108	$205	—	—	$131	—	—	—	$621

Average recorded Investment	$516	$148	$319	—	—	$124	—	—	—	$1,107

Interest income Recognized	$8	$8	$20	—	—	$12	—	—	—	$48

Note 5 – Allowance for Loan Losses (continued)

At December 31, 2015, $29,269,000 of Originated loans were TDRs and classified as impaired. The Company had obligations to lend $35,000 of additional funds on these TDRs as of December 31, 2015. At December 31, 2015, $1,396,000 of PNCI loans were TDRs and classified as impaired. The Company had no obligations to lend additional funds on these TDRs as of December 31, 2015.

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

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the periods indicated:

	TDR Information for the Year Ended December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(dollars in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	4	5	2	2	—	2	8	—	—	23
Pre-mod outstanding principal balance	$800	$1,518	$301	$315	—	$89	$956	—	—	$3,979
Post-mod outstanding principal balance	$801	$1,517	$301	$321	—	$89	$944	—	—	$3,973
Financial impact due to TDR taken as additional provision	$8	$(5)	—	$38	—	$5	$405	—	—	$451
Number that defaulted during the period	4	2	3	1	—	—	—	—	—	10
Recorded investment of TDRs that defaulted during the period	$221	$280	$182	$53	—	—	—	—	—	$736
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	$(9)	—	—	—	—	—	$(9)

	TDR Information for the Year Ended December 31, 2014
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(dollars in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Number	5	7	6	2	—	1	7	1	2	31
Pre-mod outstanding principal balance	$1,048	$1,980	$940	$100	—	$147	$218	$102	$219	$4,754
Post-mod outstanding principal balance	$1,050	$1,890	$967	$102	—	$147	$219	$85	$196	$4,656
Financial impact due to TDR taken as additional provision	$91	$22	—	$(1)	—	$66	$101	—	—	$279
Number that defaulted during the period	2	2	1	—	—	—	1	—	—	6
Recorded investment of TDRs that defaulted during the period	$344	$423	$20	—	—	—	$116	—	—	$903
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	$(8)	—	—	$(8)

Modifications classified as Troubled Debt Restructurings can include one or a combination of the following: rate modifications, term extensions, interest only modifications, either temporary or long-term, payment modifications, and collateral substitutions/additions.

Note 5 – Allowance for Loan Losses (continued)

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (dollars in thousands):

	Year ended December 31, 2015			Year ended December 31, 2014
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$4,449	$445	$4,894	$5,588	$674	$6,262
Acquisitions	—	—	—	695	—	695
Additions/transfers from loans	5,880	(445)	5,435	5,753	—	5,753
Dispositions/sales	(4,458)	—	(4,458)	(7,391)	(217)	(7,608)
Valuation adjustments	(502)	—	(502)	(196)	(12)	(208)

Ending balance, net	$5,369	—	$5,369	$4,449	$445	$4,894

Ending valuation allowance	$(572)	—	$(572)	$(208)	—	$(208)

Ending number of foreclosed assets	26	—	26	28	1	29

Proceeds from sale of foreclosed assets	$5,449	—	$5,449	$9,517	$245	$9,762

Gain on sale of foreclosed assets	$991	—	$991	$2,125	$28	$2,153

At December 31, 2015, the balance of real estate owned includes $1,787,000 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2015, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are underway is $658,000.

Note 7 – Premises and Equipment

Premises and equipment were comprised of:

	December 31, 2015	December 31, 2014
	(In thousands)
Land & land improvements	$8,909	$8,933
Buildings	38,643	39,638
Furniture and equipment	31,081	28,446

	78,633	77,017
Less: Accumulated depreciation	(35,518)	(33,570)

	43,115	43,447
Construction in progress	696	46

Total premises and equipment	$43,811	$43,493

Depreciation expense for premises and equipment amounted to $5,043,000, $4,648,000, and $3,635,000 in 2015, 2014, and 2013, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (dollars in thousands):

	Year ended December 31,
	2015	2014
Beginning balance	$92,337	$52,309
Acquisitions	—	38,075
Increase in cash value of life insurance	2,786	1,953
Death benefit receivable in excess of cash value	155	—
Death benefit receivable	(718)	—

Ending balance	$94,560	$92,337

End of period death benefit	$166,299	$165,966
Number of policies owned	187	189
Insurance companies used	14	14
Current and former employees and directors covered	59	60

As of December 31, 2015, the Bank was the owner and beneficiary of 187 life insurance policies, issued by 14 life insurance companies, covering 59 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these consolidated financial statements for additional information on JBAs.

Note 9 – Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated:

	December 31,			December 31,
(Dollar in Thousands)	2015	Additions	Reductions	2014
Goodwill	$63,462	—	—	$63,462

The following table summarizes the Company’s core deposit intangibles as of the dates indicated:

(Dollar in Thousands)	December 31, 2015	Additions	Reductions/ Amortization	Fully Depreciated	December 31, 2014
Core deposit intangibles	$8,074	—	—	—	$8,074
Accumulated amortization	(2,180)	$(1,157)	—	—	(1,023)

Core deposit intangibles, net	$5,894	$(1,157)	—	—	$7,051

The Company recorded additions to CDI of $6,614,000 in conjunction with the North Valley Bancorp acquisition on October 3, 2014, $898,000 in conjunction with the Citizens acquisition on September 23, 2011, and $562,000 in conjunction with the Granite acquisition on May 28, 2010. The following table summarizes the Company’s estimated core deposit intangible amortization (dollars in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2016	$1,157
2017	1,109
2018	1,044
2019	948
2020	948
Thereafter	$688

Note 10 – Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

	Years ended December 31,
	2015	2014	2013
Balance at beginning of period	$7,378	$6,165	$4,552
Acquisition	—	1,944	—
Originations	941	570	1,360
Change in fair value	(701)	(1,301)	253

Balance at end of period	$7,618	$7,378	$6,165

Contractually specified servicing fees, late fees and ancillary fees earned	$2,164	$1,869	$1,774
Balance of loans serviced at:
Beginning of period	$840,288	$680,197	$666,512
End of period	$817,917	$840,288	$680,197
Weighted-average prepayment speed (CPR)	9.8%	12.0%	10.3%
Weighted-average discount rate	10.0%	10.0%	10.0%

The changes in fair value of MSRs that occurred during 2015 and 2014 were mainly due to changes in principal balances and changes in estimate life of the MSRs.

Note 11 – Indemnification Asset

A summary of the activity in the balance of indemnification asset (liability) included in other assets is follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Beginning balance	$(349)	$206	$1,997
Effect of actual covered losses (recoveries) and increase (decrease) in estimated future covered losses	(93)	(853)	(1,419)
Change in estimated “true up” liability	(71)	(100)	—
Reimbursable (revenue) expenses, net	4	85	(159)
Payments made (received)	(12)	313	(213)

Ending balance	$(521)	$(349)	$206

Amount of indemnification asset (liability) recorded in other assets	$77	$(349)	$206
Amount of indemnification liability recorded in other liabilities	(598)	—	—

Ending balance	$(521)	$(349)	$206

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	As of December 31,
	2015	2014
Deferred tax asset, net (Note 22)	$36,440	$37,706
Prepaid expense	3,062	3,378
Software	1,290	1,327
Advanced compensation	673	908
Capital Trusts	1,696	1,690
Investment in Low Housing Tax Credit Funds	4,223	—
Prepaid Taxes	—	5,599
Miscellaneous other assets	1,207	1,127

Total other assets	$48,591	$51,735

Note 13 – Deposits

A summary of the balances of deposits follows (in thousands):

	December 31,
	2015	2014
Noninterest-bearing demand	$1,155,695	$1,083,900
Interest-bearing demand	853,961	782,385
Savings	1,281,540	1,156,126
Time certificates, $250,000 and over	75,897	38,217
Other time certificates	264,173	319,795

Total deposits	$3,631,266	$3,380,423

Certificate of deposit balances of $50,000,000 and $5,000,000 from the State of California were included in time certificates, $250,000 and over, at December 31, 2015 and 2014, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $796,000 and $1,216,000 were classified as consumer loans at December 31, 2015 and 2014, respectively.

At December 31, 2015, the scheduled maturities of time deposits were as follows (in thousands):

Scheduled
Maturities
2016	$285,400
2017	27,754
2018	10,331
2019	5,805
2020	10,777
Thereafter	3

Total	$340,070

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Years ended December 31,
	2015	2014	2013
Balance at beginning of period	$2,145	$2,415	$3,615
Acquisitions	—	125	—
Provision for losses – Unfunded commitments	330	(395)	(1,200)

Balance at end of period	$2,475	$2,145	$2,415

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	December 31,
	2015	2014
Deferred compensation	$6,725	$7,408
Pension liability	26,182	26,798
Joint beneficiary agreements	2,529	2,728
Low income housing tax credit fund commitments	3,330	—
Accrued salaries and benefits expense	3,851	5,407
Loan escrow and servicing payable	2,037	1,938
Deferred revenue	1,082	1,091
Unsettled investment security purchases	17,072	—
Miscellaneous other liabilities	2,485	3,822

Total other liabilities	$65,293	$49,192

Note 16 – Other Borrowings

A summary of the balances of other borrowings follows:

	December 31,
	2015	2014
	(in thousands)
Other collateralized borrowings, fixed rate, as of December 31, 2015 of 0.05%, payable on January 4, 2016	$12,328	$9,276

Total other borrowings	$12,328	$9,276

The Company did not enter into any other borrowings or repurchase agreements during 2015 or 2014.

The Company had $12,328,000 and $9,276,000 of other collateralized borrowings at December 31, 2015 and 2014, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of December 31, 2015, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $12,328,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 2015, this line provided for maximum borrowings of $1,143,065,000 of which none was outstanding, leaving $1,143,065,000 available. As of December 31, 2015, the Company had designated investment securities with a fair value of $94,351,000 and loans totaling $1,673,789,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. As of December 31, 2015, this line provided for maximum borrowings of $135,684,000 of which none was outstanding, leaving $135,684,000 available. As of December 31, 2015, the Company has designated investment securities with fair value of $218,000 and loans totaling $186,187,000 as potential collateral under this collateralized line of credit with the FRB.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $15,000,000 for federal funds transactions at December 31, 2015.

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

The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

Subordinated Debt Series	Maturity Date	Face Value	Coupon Rate (Variable) 3 mo. LIBOR +	As of December 31, 2015
				Current Coupon Rate	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	3.37%	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	2.87%	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	3.58%	5,055
North Valley Trust III	4/24/2034	5,155	2.80%	3.12%	3,966
North Valley Trust IV	3/15/2036	10,310	1.33%	1.84%	6,211

		$62,889			$56,470

Note 18 - Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $70,660,000 and $57,616,000 were maintained to satisfy Federal regulatory requirements at December 31, 2015 and 2014. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

Lease Commitments— The Company leases 41 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The Company currently does not have any capital leases. At December 31, 2015, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
(in thousands)
2016	$3,067
2017	2,400
2018	1,755
2019	1,211
2020	2,382
Thereafter	659

Future minimum lease payments	$11,474

Rent expense under operating leases was $6,241,000 in 2015, $4,786,000 in 2014, and $4,300,000 in 2013. Rent expense was offset by rent income of $217,000 in 2015, $225,000 in 2014, and $216,000 in 2013.

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

Note 18 - Commitments and Contingencies (continued)

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	December 31, 2015	December 31, 2014
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$196,399	$177,557
Consumer loans	394,278	392,705
Real estate mortgage loans	42,793	36,139
Real estate construction loans	71,846	49,774
Standby letters of credit	8,330	17,531
Deposit account overdraft privilege	94,473	101,060

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

Legal Proceedings— The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.648265 per Class B share. As of December 31, 2015, the value of the Class A shares was $77.55 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $1,712,000 as of December 31, 2015, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

On January 24, 2014, a putative shareholder class action lawsuit was filed against TriCo, North Valley Bancorp and certain other defendants in connection with TriCo entering into the merger agreement with North Valley Bancorp. The lawsuit, which was filed in the Shasta County, California Superior Court, alleges that the members of the North Valley Bancorp board of directors breached their fiduciary duties to North Valley Bancorp shareholders by approving the proposed merger for inadequate consideration; approving the transaction in order receive benefits not equally shared by other North Valley Bancorp shareholders; entering into the merger agreement containing preclusive deal protection devices; and failing to take steps to maximize the value to be paid to the North Valley Bancorp shareholders. The lawsuit alleges claims against TriCo for aiding and abetting these alleged breaches of fiduciary duties. The plaintiff seeks, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties injunctive relief prohibiting consummation of the merger, rescission, attorneys’ of the merger agreement, fees and costs, and other and further relief. On July 31, 2014 the defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of this lawsuit. In connection with the settlement contemplated by the memorandum of understanding and in consideration for the full settlement and release of all claims, TriCo and North Valley Bancorp agreed to make certain additional disclosures related to the proposed merger, which are contained in a Current Report on Form 8-K filed by each of the companies. The memorandum of understanding contemplated that the parties would negotiate in good faith and use their reasonable best efforts to enter into a stipulation of settlement. The parties entered into a stipulation of settlement dated May 18, 2015 that was subject to customary conditions, including final court approval following notice to North Valley Bancorp’s shareholders. The parties amended the stipulation on October 19, 2015. Following a hearing in Shasta County Superior Court on October 26, 2015, the Court approved and entered a final Stipulated Judgement concluding the case and dismissing all the named individual director defendants. The Court awarded the plaintiff $250,000 in fees. A liability related to this potential settlement was established by North Valley Bancorp prior to its acquisition by TriCo on October 3, 2015, and that liability was recorded by TriCo as part of its purchase accounting of North Valley Bancorp on October 3, 2015.

Note 18 - Commitments and Contingencies (continued)

On September 15, 2014, a former Personal Banker at one of the Bank’s in-store branches filed a Class Action Complaint against the Bank in Butte County Superior Court, alleging causes of action related to the observance of meal and rest periods and seeking to represent a class of current and former hourly-paid or non-exempt personal bankers, or employees with the same or similar job duties, employed by Defendants within the State of California during the preceding four years. On or about June 25, 2015, Plaintiff filed an Amended Complaint expanding the class definition to all current and formerly hourly-paid or non-exempt branch employees employed by Defendant’s within the State of California at any time during the period from September 15, 2010 to final judgment. The Bank has responded to the First Amended Complaint, denying the charges, and the parties have engaged in written discovery. The parties are in the process of scheduling the matter for mediation in the June – July, 2016 time period.

On January 20, 2015, a current Personal Banker at one of the Bank’s in-store branches filed a First Amended Complaint against Tri Counties Bank and TriCo Bancshares, dba Tri Counties Bank, in Sacramento County Superior Court, alleging causes of action related to wage statement violations. Plaintiff seeks to represent a class of current and former exempt and non-exempt employees who worked for the Bank during the time period beginning October 18, 2013 through the date of the filing of this action. The Company and the Bank have responded to the First Amended Complaint, deny the charges, and has engaged in written discovery with Plaintiff. The parties intend to mediate this matter in a joint mediation with the above matter this summer.

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

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $13,304,000, $8,270,000, and $8,175,000 in 2015, 2014, and 2013, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight. Absent approval from the Commissioner of Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2015, the Bank may pay dividends of $73,297,000.

Shareholders’ Rights Plan

On June 25, 2001, the Company announced that its Board of Directors adopted and entered into a Shareholder Rights Agreement designed to protect and maximize shareholder value and to assist the Board of Directors in ensuring fair and equitable benefit to all shareholders in the event of a hostile bid to acquire the Company. The Company adopted the Rights Agreement to protect shareholders from coercive or otherwise unfair takeover tactics. In general terms, the Rights Plan would have imposed a significant penalty upon any person or group that acquired 15% or more of the Company’s outstanding common stock without approval of the Company’s Board of Directors. On June 4, 2014, the Company entered into an amendment to its Rights Agreement terminating the Rights Agreement as of that date. At the time of the termination, all Rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired.

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of December 31, 2015, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the years ended December 31, 2015, 2014, and 2013, employees tendered 106,355, 103,268, and 172,941, respectively, of the Company’s common stock with market value of $2,868,000, $2,551,000, and $3,490,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not counted in the total of stock repurchased under the stock repurchase plan announced August 21, 2007.

Note 20 - Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit (RSU) awards and stock appreciation rights. RSUs that vest based solely on the grantee remaining in the service of the Company for a certain amount of time, are referred to as “service condition vesting RSUs”. RSUs that vest based on the grantee remaining in the service of the Company for a certain amount of time and a market condition such as the total return of the Company’s common stock versus the total return of an index of bank stocks, are referred to as “market plus service condition vesting RSUs”. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of December 31, 2015, 670,000 options for the purchase of common shares, and 78,383 restricted stock units were outstanding, and 734,107 shares remain available for issuance, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of December 31, 2015, 278,350 options for the purchase of common shares were outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Stock option activity is summarized in the following table for the dates indicated:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,102,850	$12.63 to $25.91	$18.25
Options granted	—	— to —	—
Options exercised	(154,000)	$15.34 to $22.54	$20.17
Options forfeited	—	— to —	—
Outstanding at December 31, 2015	948,350	$12.63 to $25.91	$17.94

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of December 31, 2015:

	Currently	Currently Not	Total
	Exercisable	Exercisable	Outstanding
Number of options	710,650	237,700	948,350
Weighted average exercise price	$18.10	$17.48	$17.94
Intrinsic value (in thousands)	6,641	2,369	9,010
Weighted average remaining contractual term (yrs.)	4.1	6.6	4.8

The 237,700 options that are currently not exercisable as of December 31, 2015 are expected to vest, on a weighted-average basis, over the next 1.6 years, and the Company is expected to recognize $1,066,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2015 or 2014.

The following table shows the total intrinsic value of options exercised, the total fair value of options vested, total compensation costs for options recognized in income, and total tax benefit recognized in income related to compensation costs for options during the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Intrinsic value of options exercised	$969,000	$1,209,000	$1,777,000
Fair value of options that vested	$734,000	$965,000	$1,150,000
Total compensation costs for options recognized in income	$734,000	$965,000	$1,150,000
Total tax benefit recognized in income related to compensation costs for options	$380,000	$378,000	$484,000
Weighted average fair value of grants (per option)	n/a	$8.17	$8.91

Note 20 - Stock Options and Other Equity-Based Incentive Instruments (continued)

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

	Year Ended December 31,
	2015	2014	2013
Assumptions used to value option grants:
Average expected terms (years)	n/a	6.3	7.0
Volatility	n/a	42.1%	56.2%
Annual rate of dividends	n/a	1.90%	1.87%
Discount rate	n/a	1.69%	1.26%

Restricted stock unit (RSU) activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2014	30,920		15,366
RSUs granted	30,348	$23.45	18,348	$21.01
RSUs added through dividend credits	962		—
RSUs released	(12,064)		—
RSUs forfeited/expired	(3,880)		(1,617)
Outstanding at December 31, 2015	46,286		32,097

The 46,286 of service condition vesting RSUs outstanding as of December 31, 2015 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The 46,286 of service condition vesting RSUs that are currently outstanding as of December 31, 2015 are expected to vest, and be released, on a weighted-average basis, over the next 1.5 years. The Company is expected to recognize $730,000 of pre-tax compensation costs related to these service condition vesting RSUs between December 31, 2015 and their vesting dates. During the 2015, the Company did not modify any service condition vesting RSUs. During the three months ended December 31, 2014, the Company modified 13,749 service condition vesting RSUs that were granted on August 11, 2014 such that their vesting schedule was changed from 100% vesting on August 11, 2018 to 25% vesting on each of August 11, 2015, 2016, 2017 and 2018.

The 32,097 of market plus service condition vesting RSUs outstanding as of December 31, 2015 are expected to vest, and be released, on a weighted-average basis, over the next 2.0 years. The Company is expected to recognize $452,000 of pre-tax compensation costs related to these RSUs between December 31, 2015 and their vesting dates. As of December 31, 2015, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 48,146 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2015 or 2014.

The following table shows the compensation costs for RSUs recognized in income for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Total compensation costs for RSUs recognized in income:
Service condition vesting RSUs	$458,000	$126,000	—
Market plus service condition vesting RSUs	$179,000	$42,000	—

Note 21 - Noninterest Income and Expense

The components of other noninterest income were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Service charges on deposit accounts	$14,276	$11,811	$12,716
ATM and interchange fees	13,105	9,651	8,370
Other service fees	2,977	2,206	2,144
Mortgage banking service fees	2,164	1,869	1,774
Change in value of mortgage servicing rights	(701)	(1,301)	253

Total service charges and fees	31,821	24,236	25,257

Gain on sale of loans	3,064	2,032	5,602
Commissions on sale of non-deposit investment products	3,349	2,995	2,983
Increase in cash value of life insurance	2,786	1,953	1,727
Change in indemnification asset	(207)	(856)	(1,649)
Gain on sale of foreclosed assets	991	2,153	1,640
Sale of customer checks	492	450	377
Lease brokerage income	712	504	337
Gain (loss) on disposal of fixed assets	(129)	49	(39)
Gain on life insurance death benefit	155	—	—
Other	2,313	1,000	594

Total other noninterest income	13,526	10,280	11,572

Total noninterest income	$45,347	$34,516	$36,829

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights, totaling $1,463,000, $568,000, and $2,027,000, were recorded in service charges and fees noninterest income for the years ended December 31, 2015, 2014, and 2013, respectively.

The components of noninterest expense were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Base salaries, net of deferred loan origination costs	$46,822	$39,342	$34,404
Incentive compensation	6,964	5,068	4,694
Benefits and other compensation costs	17,619	13,134	12,838

Total salaries and benefits expense	71,405	57,544	51,936

Occupancy	10,126	8,203	7,405
Equipment	5,997	4,514	4,162
Data processing and software	7,670	6,512	4,844
Assessments	2,572	2,107	2,248
ATM network charges	3,371	2,996	2,480
Advertising	3,992	2,413	1,981
Professional fees	4,545	3,888	2,707
Telecommunications	3,007	2,870	2,449
Postage	1,296	949	786
Courier service	1,154	1,055	988
Foreclosed assets expense	490	528	514
Intangible amortization	1,157	446	209
Operational losses	737	764	618
Provision for foreclosed asset losses	502	208	682
Change in reserve for unfunded commitments	330	(395)	(1,200)
Legal settlement	—	—	339
Merger expense	586	4,858	312
Other	11,904	10,919	10,144

Total other noninterest expense	59,436	52,835	41,668

Total noninterest expense	$130,841	$110,379	$93,604

Merger expense:
Incentive compensation	—	$1,174	—
Benefits and other compensation costs	—	94	—
Data processing and software	$108	475	—
Professional fees	120	2,390	$312
Other	358	725	—

Total merger expense	$586	$4,858	$312

Note 22 - Income Taxes

The components of consolidated income tax expense are as follows:

	2015	2014	2013
	(in thousands)
Current tax expense
Federal	$21,076	$14,485	$11,618
State	7,139	5,016	4,261

	28,215	19,501	15,879

Deferred tax expense (benefit)
Federal	408	(794)	1,976
State	273	(199)	550

	681	(993)	2,526

Total tax expense	$28,896	$18,508	$18,405

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes. The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit.

Taxes recorded directly to shareholders’ equity are not included in the preceding table. These taxes (benefits) relating to changes in unfunded status of the supplemental retirement plans amounting to $904,000 in 2015, $(2,984,000) in 2014, and $1,269,000 in 2013, taxes (benefits) related to unrealized gains and losses on available-for-sale investment securities amounting to $(797,000) in 2015, $(68,000) in 2014, and $(1,780,000) in 2013, taxes (benefits) related to employee stock options of $479,000 in 2105, $97,000 in 2014, and $138,000 in 2013, were recorded directly to shareholders’ equity.

The Company recognized $354,000 of tax credits and other tax benefits relating to our investments in Qualified Affordable Housing Projects for the year ended December 31, 2015. The amortization expense related to our investment in Qualified Affordable Housing Projects for the year ended December 31, 2015 was $277,000. Prior to 2015, the Company had no investments in Qualified Affordable Housing Projects.

The carrying value of Low Income Housing Tax Credit Funds as of December 31, 2015 was $4,223,000. As of December 31, 2015, the Company has committed to make additional capital contributions to the Low Income Housing Tax Credit Funds in the amount of $3,330,000, and these contributions are expected to be made over the next several years.

The temporary differences, tax effected, which give rise to the Company’s net deferred tax asset recorded in other assets are as follows as of December 31 for the years indicated:

	2015	2014
	(in thousands)
Deferred tax assets:
Allowance for losses and reserve for unfunded commitments	$16,182	$16,284
Deferred compensation	2,827	3,115
Accrued pension liability	8,597	7,925
Accrued bonus	1,326	1,149
Other accrued expenses	143	124
Unfunded status of the supplemental retirement plans	2,411	3,315
State taxes	2,297	1,713
Share based compensation	2,701	2,534
Nonaccrual interest	1,979	2,714
OREO write downs	241	198
Acquisition cost basis	5,118	6,017
Tax credits	491	490
Net operating loss carryforwards	5,252	7,128
Other	889	625

Total deferred tax assets	50,454	53,331

Deferred tax liabilities:
Securities income	(1,362)	(1,362)
Unrealized gain on securities	(902)	(1,699)
Depreciation	(2,654)	(3,072)
Merger related fixed asset valuations	(54)	(54)
Securities accretion	(485)	(287)
Mortgage servicing rights valuation	(3,118)	(2,977)
Indemnification asset	219	147
Core deposit intangible	(2,331)	(2,802)
Junior subordinated debt	(2,699)	(2,782)
Prepaid expenses and other	(628)	(737)

Total deferred tax liability	(14,014)	(15,625)

Net deferred tax asset	$36,440	$37,706

Note 22 - Income Taxes (continued)

As part of the merger with North Valley in 2014, TriCo acquired federal and state net operating loss carryforwards, capital loss carryforwards, and tax credit carryforwards. These tax attribute carryforwards will be subject to provisions of the tax law that limit the use of such losses and credits generated by a company prior to the date certain ownership changes occur. The amount of the Company’s net operating loss carryforwards that would be subject to these limitations as of December 31, 2015 were $9.2 million and $30.7 million for federal and California, respectively. The amount of the Company’s capital loss carryforwards that would be subject to these limitations as of December 31, 2015 were $78,000 and $356,000 for federal and California, respectively. The amount of the Company’s tax credits that would be subject to these limitations as of December 31, 2015 are $69,000 and $2.7 million for federal and California, respectively. Due to the limitation, a significant portion of the state tax credits will expire regardless of whether the Company generates future taxable income. As such, the Company has recorded the future benefit of these tax credits on the books at the value which is more likely than not to be realized. These tax loss and tax credit carryforwards expire at various dates beginning in 2018.

The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, including the tax attribute carryforwards acquired as part of the North Valley merger.

As part of the North Valley merger, TriCo inherited an unrecognized tax benefit for tax positions claimed on prior year tax returns filed by North Valley. The Company had an unrecognized tax benefit of $182,000 as of December 31, 2015, the recognition of which would reduce the Company’s tax expense by $116,000. Management does not expect the unrecognized tax benefit will materially change in the next 12 months. A summary of changes in the Company’s unrecognized tax benefit (including interest and penalties) in 2015 is as follows:

(in thousands)	UTB	Interest/Penalties	Total
As of December 31, 2014	227	18	245
Lapse of the applicable statute of limitations	(59)	(4)	(63)

As of December 31, 2015	168	14	182

During the year ended December 31, 2015 and December 31, 2014, the Company recognized no interest and penalties related to taxes. The Company files income tax returns in the U.S. federal jurisdiction, and California. With few exceptions, the Company is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years before 2012 and 2011, respectively.

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2015, 2014 and 2013 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Years Ended December 31,
	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.6	7.0	6.8
Tax-exempt interest on municipal obligations	(0.7)	(0.4)	(0.4)
Tax-exempt life insurance related income	(1.3)	(1.5)	(1.3)
Non-deductible joint beneficiary agreement expense	0.1	0.2	0.2
Non-deductible merger expense	—	1.0	—
Other	—	0.2	(0.1)

Effective Tax Rate	39.7%	41.5%	40.2%

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

	Years ended December 31,
	2015	2014	2013
Net income (in thousands)	$43,818	$26,108	$27,399

(number of shares in thousands)
Average number of common shares outstanding	22,750	17,716	16,045
Effect of dilutive stock options	248	207	152

Average number of common shares outstanding used to calculate diluted earnings per share	22,998	17,923	16,197

Based on an average of quarterly computations, there were 20,625, 95,600, and 407,985 options and restricted stock units excluded from the computation of annual diluted earnings per share for the years ended December 31, 2015, 2014 and 2013, respectively, because the effect of these options and restricted stock units were antidilutive.

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

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Unrealized holding losses on available for sale securities before reclassifications	$(1,895)	$(162)	$(4,232)
Amounts reclassified out of accumulated other comprehensive income	—	—	—

Unrealized holding losses on available for sale securities after reclassifications	(1,895)	(162)	(4,232)
Tax effect	797	68	1,780

Unrealized holding losses on available for sale securities, net of tax	(1,098)	(94)	(2,452)

Change in unfunded status of the supplemental retirement plans before reclassifications	1,384	(7,253)	2,575
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(57)	138	153
Amortization of actuarial losses	823	17	291

Total amounts reclassified out of accumulated other comprehensive income	766	155	444

Change in unfunded status of the supplemental retirement plans after reclassifications	2,150	(7,098)	3,019
Tax effect	(904)	2,984	(1,269)

Change in unfunded status of the supplemental retirement plans, net of tax	1,246	(4,114)	1,750

Change in joint beneficiary agreement liability before reclassifications	277	148	400
Amounts reclassified out of accumulated other comprehensive income	—	—	—

Change in joint beneficiary agreement liability after reclassifications	277	148	400
Tax effect	—	—	—

Change in joint beneficiary agreement liability, net of tax	277	148	400

Total other comprehensive income (loss)	$425	$(4,060)	$(302)

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	December 31,
	2015	2014
	(in thousands)
Net unrealized gains on available for sale securities	$2,145	$4,040
Tax effect	(902)	(1,699)

Unrealized holding gains on available for sale securities, net of tax	1,243	2,341

Unfunded status of the supplemental retirement plans	(5,735)	(7,885)
Tax effect	2,411	3,315

Unfunded status of the supplemental retirement plans, net of tax	(3,324)	(4,570)

Joint beneficiary agreement liability	303	26
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	303	26

Accumulated other comprehensive loss	$(1,778)	$(2,203)

Note 25 - Retirement Plans

401(k) Plan

The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. Prior to July 1, 2015, the Company did not contribute to the 401(k) Plan. Effective July 1, 2015, the Company initiated a discretionary matching contribution equal to 50% of participant’s elective deferrals each quarter, up to 4% of eligible compensation. The Company recorded $300,000, $0, and $0 of salaries & benefits expense attributable to the 401(k) Plan matching contribution during the years 2015, 2014, and 2013, respectively. During 2015, 2014, and 2013 the Company did not contribute to the 401(k) Plan.

Employee Stock Ownership Plan

Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $2,651,000, $1,294,000, and $1,648,000 were made during 2015, 2014, and 2013, respectively. Expenses related to the Company’s ESOP, are included in benefits and other compensation costs under salaries and benefits expense, and were $2,282,000, $1,467,000, and $1,648,000 during 2015, 2014, and 2013, respectively. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Note 25 - Retirement Plans (continued)

Deferred Compensation Plans

The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $6,725,000 and $7,408,000 at December 31, 2015 and 2014, respectively. Earnings credits on deferred balances totaling $538,000 in 2015, $551,000 in 2014, and $568,000 in 2013, respectively, are included in noninterest expense.

Supplemental Retirement Plans

The Company has supplemental retirement plans for certain directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the supplemental retirement obligations were $94,560,000 and $92,337,000 at December 31, 2015 and 2014, respectively.

The Company recorded in other liabilities the unfunded status of the supplemental retirement plans of $5,735,000 and $7,885,000 related to the supplemental retirement plans as of December 31, 2015 and 2014, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities.

At December 31, 2015 and 2014, the unfunded status of the supplemental retirement plans of $5,735,000 and $7,885,000 were offset by a reduction of shareholders’ equity accumulated other comprehensive loss of $3,324,000 and $4,570,000, respectively, representing the after-tax impact of the unfunded status of the supplemental retirement plans, and the related deferred tax asset of $2,411,000 and $3,315,000, respectively. Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company’s defined benefit pension plans are presented in the following table. The Company expects to recognize approximately $549,000 of the net actuarial loss reported in the following table as of December 31, 2015 as a component of net periodic benefit cost during 2016.

	December 31,
(in thousands)	2015	2014
Transition obligation	$7	$9
Prior service cost	(115)	(173)
Net actuarial loss	5,843	8,049

Amount included in accumulated other comprehensive loss	5,735	7,885
Deferred tax benefit	(2,411)	(3,315)

Amount included in accumulated other comprehensive loss, net of tax	$3,324	$4,570

Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

	December 31,
	2015	2014
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(26,798)	$(14,634)
Acquisition	—	(4,150)
Service cost	(1,023)	(652)
Interest cost	(957)	(739)
Actuarial (loss)/gain	1,382	(7,254)
Benefits paid	1,212	631

Benefit obligation at end of year	$(26,184)	$(26,798)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—

Fair value of plan assets at end of year	$—	$—

Funded status	$(26,184)	$(26,798)
Unrecognized net obligation existing at January 1, 1986	7	9
Unrecognized net actuarial loss	5,843	8,049
Unrecognized prior service cost	(115)	(173)
Accumulated other comprehensive income	(5,735)	(7,885)

Accrued benefit cost	$(26,184)	$(26,798)

Accumulated benefit obligation	$(24,469)	$(24,739)

Note 25 - Retirement Plans (continued)

The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$1,023	$652	$743
Interest cost on projected benefit obligation	957	739	643
Amortization of net obligation at transition	2	2	2
Amortization of prior service cost	(57)	138	153
Recognized net actuarial loss	823	16	291

Net periodic pension cost	$2,748	$1,547	$1,832

The following table sets forth assumptions used in accounting for the plans:

	Years Ended December 31,
	2015	2014	2013
Discount rate used to calculate benefit obligation	4.00%	3.65%	4.85%
Discount rate used to calculate net periodic pension cost	4.00%	3.65%	4.85%
Average annual increase in executive compensation	2.50%	2.50%	2.50%
Average annual increase in director compensation	2.50%	2.50%	2.50%

The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

Years Ended	Expected Benefit Payments to Participants	Estimated Company Contributions
	(in thousands)
2016	$1,104	$1,104
2017	983	983
2018	974	974
2019	845	845
2020	731	731
2021-2025	$3,490	$3,490

Note 26 - Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for the periods indicated (in thousands):

Balance December 31, 2013	$2,636
Advances/new loans	2,106
Removed/payments	(1,610)

Balance December 31, 2014	3,132
Advances/new loans	3,098
Removed/payments	(2,029)

Balance December 31, 2015	$4,201

Director Chrysler is a principal owner and CEO of Modern Building Inc. Modern Building Inc. provided construction services to the Company related to new and existing Bank facilities for aggregate payments of $1,030,000, $1,181,000, and $4,261,000, during 2015, 2014 and 2013, respectively.

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

Note 27 - Fair Value Measurement (continued)

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value at December 31, 2015
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$313,682	—	$313,682	—
Obligations of states and political subdivisions	88,218	—	88,218	—
Corporate debt securities	—	—	—	—
Marketable equity securities	2,985	$2,985	—	—
Mortgage servicing rights	7,618	—	—	$7,618

Total assets measured at fair value	$412,503	$2,985	$401,900	$7,618

	Total	Level 1	Level 2	Level 3
Fair value at December 31, 2014
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$75,120	—	$75,120	—
Obligations of states and political subdivisions	3,175	—	3,175	—
Corporate debt securities	1,908	—	1,908	—
Marketable equity securities	3,002	$3,002	—	—
Mortgage servicing rights	7,378	—	—	$7,378

Total assets measured at fair value	$90,583	$3,002	$80,203	$7,378

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during 2015 or 2014.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2015 and 2014. Had there been any transfer into or out of Level 3 during 2015 or 2014, the amount included in the “Transfers into (out of) Level 3” column would represent the beginning balance of an item in the period (interim quarter) during which it was transferred (in thousands):

	Ending Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Beginning Balance
Year ended December 31,
2015: Mortgage servicing rights	$7,618	—	$(701)	$941	$7,378
2014: Mortgage servicing rights	$7,378	$1,944	$(1,301)	$570	$6,165

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

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2015:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average

Mortgage Servicing Rights	$7,618	Discounted cash flow	Constant prepayment rate Discount rate	6.3%-20.5%, 9.8% 10.0%-12.0%, 10.0%

Note 27 - Fair Value Measurement (continued)

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Year ended December 31, 2015
Fair value:
Impaired Originated & PNCI loans	$4,649	—	—	$4,649	$(663)
Foreclosed assets	1,839			1,839	(418)

Total assets measured at fair value	$6,488	—	—	$6,488	$(1,081)

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Year ended December 31, 2014
Fair value:
Impaired Originated & PNCI loans	$2,480	—	—	$2,480	$(636)
Foreclosed assets	2,611	—	—	2,611	$(137)

Total assets measured at fair value	$5,091	—	—	$5,091	$(773)

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2015:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average

Impaired Originated & PNCI loans	$4,649	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	(5.0)%-(5.0)%, (5.0)% 7.0%-8.0%, 7.25%
Foreclosed assets (Land & construction)	$201	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(7.0)%, (5.59)%
Foreclosed assets (residential (Residential real estate)	$814	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(8.0)%, (6.04)%
Foreclosed assets (Commercial real estate)	$824	Sales comparison approach	Adjustment for differences between comparable sales	(7.0)%-(9.0)%, (7.50)%

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

Restricted Equity Securities - It is not practical to determine the fair value of restricted equity securities due to restrictions placed on their transferability.

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

Note 27 - Fair Value Measurement (continued)

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$94,305	$94,305	$93,150	$93,150
Cash at Federal Reserve and other banks	209,156	209,156	517,578	517,578
Level 2 inputs:
Securities held to maturity	726,530	732,208	676,426	688,779
Restricted equity securities	16,596	N/A	16,956	N/A
Loans held for sale	1,873	1,873	3,579	3,579
Level 3 inputs:
Loans, net	2,486,926	2,555,297	2,282,524	2,379,155
Financial liabilities:
Level 2 inputs:
Deposits	3,631,266	3,630,129	3,380,423	3,380,486
Other borrowings	12,328	12,328	9,276	9,276
Level 3 inputs:
Junior subordinated debt	$56,470	$44,527	$56,272	$45,053

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$705,316	$7,053	$656,175	$6,562
Standby letters of credit	$8,330	$83	$17,531	$175
Overdraft privilege commitments	$94,473	$945	$101,060	$1,011

Note 28 - TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets	December 31,
	2015	2014
	(in thousands)
Assets
Cash and Cash equivalents	$2,565	$2,229
Investment in Tri Counties Bank	504,655	470,797
Other assets	1,714	1,902

Total assets	$508,934	$474,928

Liabilities and shareholders’ equity Other liabilities	$348	$484
Junior subordinated debt	56,470	56,272

Total liabilities	56,818	56,756

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 22,775,173 and 22,714,964 shares, respectively	247,587	244,318
Retained earnings	206,307	176,057
Accumulated other comprehensive loss, net	(1,778)	(2,203)

Total shareholders’ equity	452,116	418,172

Total liabilities and shareholders’ equity	$508,934	$474,928

Condensed Statements of Income	Years ended December 31,
	2015	2014	2013
	(in thousands)
Interest expense	$(1,977)	$(1,403)	$(1,247)
Administration expense	(814)	(2,720)	(862)

Loss before equity in net income of Tri Counties Bank	(2,791)	(4,123)	(2,109)
Equity in net income of Tri Counties Bank:
Distributed	13,304	8,270	8,175
Undistributed	32,131	20,720	20,446
Income tax benefit	1,174	1,241	887

Net income	$43,818	$26,108	$27,399

Note 28 - TriCo Bancshares Condensed Financial Statements (Parent Only) (continued)

Condensed Statements of Comprehensive Income	Years ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$43,818	$26,108	$27,399
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities arising during the period	(1,098)	(94)	(2,452)
Change in minimum pension liability	1,246	(4,114)	1,750
Change in joint beneficiary agreement liability	277	148	400

Other comprehensive (loss) income	425	(4,060)	(302)

Net income	$44,243	$22,048	$27,097

Condensed Statements of Cash Flows	Years ended December 31,
	2015	2014	2013
	(in thousands)
Operating activities:
Net income	$43,818	$26,108	$27,399
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in earnings of Tri Counties Bank	(32,131)	(20,720)	(20,446)
Equity compensation vesting expense	1,370	1,133	1,151
Equity compensation tax effect	68	(225)	(356)
Net change in other assets and liabilities	(1,120)	671	(1,100)

Net cash provided by operating activities	12,005	6,967	6,648
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	660	616	251
Equity compensation tax effect	(68)	225	356
Repurchase of common stock	(412)	(292)	(501)
Cash dividends paid — common	(11,849)	(7,807)	(6,745)

Net cash used for financing activities	(11,669)	(7,258)	(6,639)

(decrease) increase in cash and cash equivalents	336	(291)	9
Cash and cash equivalents at beginning of year	2,229	2,520	2,511

Cash and cash equivalents at end of year	$2,565	$2,229	$2,520

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2015, that the Company meets all capital adequacy requirements to which it is subject.

Note 29 - Regulatory Matters (continued)

The following table presents actual and required capital ratios as of December 31, 2015 for the Company and the Bank under Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of December 31, 2015 based on the phased-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2015:
Total Capital
(to Risk Weighted Assets):
Consolidated	$474,436	15.09%	$251,555	8.00%	$330,165	10.50%	N/A	N/A
Tri Counties Bank	$473,327	15.06%	$251,418	8.00%	$329,985	10.50%	$314,272	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$435,950	13.86%	$188,666	6.00%	$267,277	8.50%	N/A	N/A
Tri Counties Bank	$434,841	13.84%	$188,563	6.00%	$267,131	8.50%	$251,418	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$385,747	12.27%	$141,499	4.50%	$220,110	7.00%	N/A	N/A
Tri Counties Bank	$434,841	13.84%	$141,422	4.50%	$219,990	7.00%	$204,277	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$435,950	10.79%	$161,562	4.00%	$161,562	4.00%	N/A	N/A
Tri Counties Bank	$434,841	10.76%	$161,601	4.00%	$161,601	4.00%	$202,002	5.00%

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

As of December 31, 2015, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as December 31, 2015 at the Company and the Bank exceed the minimum levels necessary to be considered “well capitalized”.

Note 30 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the four quarters of 2015 and 2014, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2015 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$302	$445	$404	$172
Discount accretion PCI – other	1,392	1,090	907	1,274
Discount accretion PNCI	573	1,590	822	1,348
All other loan interest income	32,571	30,689	29,886	28,371

Total loan interest income	34,838	33,814	32,019	31,165
Debt securities, dividends and interest bearing cash at banks (not FTE)	7,652	7,518	7,848	6,560

Total interest income	42,490	41,332	39,867	37,725
Interest expense	1,349	1,339	1,346	1,382

Net interest income	41,141	39,993	38,521	36,343
(Benefit from) provision for loan losses	(908)	(866)	(633)	197

Net interest income after provision for loan losses	42,049	40,859	39,154	36,146
Noninterest income	11,445	11,642	12,080	10,180
Noninterest expense	34,684	31,439	32,436	32,282

Income before income taxes	18,810	21,062	18,798	14,044
Income tax expense	7,388	8,368	7,432	5,708

Net income	$11,422	$12,694	$11,366	$8,336

Per common share:
Net income (diluted)	$0.50	$0.55	$0.49	$0.36

Dividends	$0.15	$0.13	$0.13	$0.11

	2014 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$107	$290	$69	$203
Discount accretion PCI – other	919	822	811	984
Discount accretion PNCI	796	402	624	379
All other loan interest income	28,914	23,466	22,929	22,172

Total loan interest income	30,736	24,980	24,433	23,738
Debt securities, dividends and interest bearing cash at banks (not FTE)	5,671	4,151	3,985	3,421

Total interest income	36,407	29,131	28,418	27,159
Interest expense	1,437	1,082	1,075	1,087

Net interest income	34,970	28,049	27,343	26,072
(Benefit from) provision for loan losses	(1,421)	(2,977)	1,708	(1,355)

Net interest income after provision for loan losses	36,391	31,026	25,635	27,427
Noninterest income	9,755	8,589	7,877	8,295
Noninterest expense	36,566	25,380	25,116	23,317

Income before income taxes	9,580	14,235	8,396	12,405
Income tax expense	3,930	6,001	3,537	5,040

Net income	$5,650	$8,234	$4,859	$7,365

Per common share:
Net income (diluted)	$0.25	$0.50	$0.30	$0.45

Dividends	$0.11	$0.11	$0.11	$0.11

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in the 2013 Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2015.

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

Crowe Horwath LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2015, and the Company’s effectiveness of internal control over financial reporting as of December 31, 2015, as stated in its report, which is included herein.

/s/ Richard P. Smith
Richard P. Smith
President and Chief Executive Officer

/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer

March 10, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

TriCo Bancshares

Chico, California

We have audited the accompanying consolidated balance sheets of TriCo Bancshares as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited TriCo Bancshares’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TriCo Bancshares’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriCo Bancshares as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, TriCo Bancshares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Sacramento, California

March 10, 2016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2015, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

(b) Management’s Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Management’s report on internal control over financial reporting is set forth on page 101 of this report and is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in its report, which is set forth on page 102 of this report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2015 was so disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2016 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2016 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2016 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2016 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2016 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

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

Date: March 10, 2016		TRICO BANCSHARES

	By:	/s/ Richard P. Smith
Richard P. Smith, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 10, 2016	/s/ Richard P. Smith
Richard P. Smith, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 10, 2016	/s/ Thomas J. Reddish
Thomas J. Reddish, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 10, 2016	/s/ Donald J. Amaral
Donald J. Amaral, Director

Date: March 10, 2016	/s/ William J. Casey
William J. Casey, Director and Chairman of the Board

Date: March 10, 2016	/s/ Craig S. Compton
Craig S. Compton, Director

Date: March 10, 2016	/s/ L. Gage Chrysler
L. Gage Chrysler, Director

Date: March 10, 2016	/s/ Cory W. Giese
Cory W. Giese, Director

Date: March 10, 2016	/s/ John S.A. Hasbrook
John S.A. Hasbrook, Director

Date: March 10, 2016	/s/ Patrick A. Kilkenny
Patrick A. Kilkenny, Director

Date: March 10, 2016	/s/ Michael W. Koehnen
Michael W. Koehnen, Director

Date: March 10, 2016	/s/ Martin A. Mariani
Martin A. Mariani, Director

Date: March 10, 2016	/s/ W. Virginia Walker
W. Virginia Walker, Director

Date: March 10, 2016	/s/ J. M. “Mike” Wells, Jr.
J. M. “Mike” Wells, Jr., Director

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed June 3, 2010).

2.2	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Citizens Bank of Northern California, Nevada City, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of September 23, 2011, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed September 27, 2011).

2.3	Agreement and Plan of Merger and Reorganization by and between TriCo and North Valley Bancorp dated January 21, 2014 (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed January 21, 2014).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 17, 2009).

3.2	Bylaws of TriCo, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).

4.1	Instruments defining the rights of holders of the long-term debt securities of the TriCo and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. TriCo hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1*	Form of Change of Control Agreement dated as of July 17, 2013, among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, Richard O’Sullivan, Thomas Reddish, and Ray Rios (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).

10.2*	TriCo’s 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063)).

10.3*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.4*	TriCo’s 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.5*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.6*	Transaction Bonus Agreement between TriCo Bancshares and Richard P. Smith dated as of August 7, 2014 (incorporated by reference to Exhibit 10.4 to TriCo’s Form 8-K filed on August 13, 2014).

10.7*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.8*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.9*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.10*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.12*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.13*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.14*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.15*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

Item 6 – Exhibits (continued)

10.18*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.19*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.20*	Form of Stock Option Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed May 25, 2010).

10.21*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Employee Executives pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.22*	Form of Restricted Stock Unit Agreement and Grant Notice for Directors pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.23*	Form of 2014 Performance Award Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to TriCo’s Current Report on Form 8-K filed August 13, 2014).

21.1	List of Subsidiaries

23.1	Independent Registered Public Accounting Firm’s Consent

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement