Form 10-Q
period 2016-03-31
TRICO BANCSHARES /
filed 2016-05-10
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: March 31, 2016

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

Common stock, no par value: 22,785,173 shares outstanding as of April 29, 2016

TriCo Bancshares

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the “Company”) that are subject to the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current knowledge and belief of the Company’s management (“Management”) and include information concerning the Company’s possible or assumed future financial condition and results of operations. When you see any of the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions, it may mean the Company is making forward-looking statements. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A of this report for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those suggested by any forward-looking statement made in this report. Such Form 10-K and this report should be read in their entirety to put any forward-looking statements in context and to gain a more complete understanding of the risks and uncertainties involved in the Company’s business. Any forward-looking statement may turn out to be wrong and cannot be guaranteed. The Company does not intend to update any forward-looking statement after the date of this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At March 31, 2016	At December 31, 2015
	(in thousands, except share data)
Assets:
Cash and due from banks	$76,702	$94,305
Cash at Federal Reserve and other banks	312,176	209,156

Cash and cash equivalents	388,878	303,461
Investment securities:
Available for sale	477,454	404,885
Held to maturity	705,133	726,530
Restricted equity securities	16,956	16,956
Loans held for sale	2,240	1,873
Loans	2,541,547	2,522,937
Allowance for loan losses	(36,388)	(36,011)

Total loans, net	2,505,159	2,486,926
Foreclosed assets, net	4,471	5,369
Premises and equipment, net	51,522	43,811
Cash value of life insurance	95,256	94,560
Accrued interest receivable	11,075	10,786
Goodwill	64,311	63,462
Other intangible assets, net	7,641	5,894
Mortgage servicing rights	7,140	7,618
Other assets	57,720	48,591

Total assets	$4,394,956	$4,220,722

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,178,001	$1,155,695
Interest-bearing	2,607,039	2,475,571

Total deposits	3,785,040	3,631,266
Accrued interest payable	751	774
Reserve for unfunded commitments	2,475	2,475
Other liabilities	68,064	65,293
Other borrowings	18,671	12,328
Junior subordinated debt	56,519	56,470

Total liabilities	3,931,520	3,768,606

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
22,785,173 at March 31, 2016	248,101
22,775,173 at December 31, 2015		247,587
Retained earnings	213,563	206,307
Accumulated other comprehensive income, net of tax	1,772	(1,778)

Total shareholders’ equity	463,436	452,116

Total liabilities and shareholders’ equity	$4,394,956	$4,220,722

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended
	March 31,
	2016	2015

Interest and dividend income:
Loans, including fees	$34,738	$31,165
Debt securities:
Taxable	6,545	5,799
Tax exempt	897	161
Dividends	375	336
Interest bearing cash at Federal Reserve and other banks	239	264

Total interest and dividend income	42,794	37,725

Interest expense:
Deposits	855	899
Other borrowings	2	1
Junior subordinated debt	535	482

Total interest expense	1,392	1,382

Net interest income	41,402	36,343

Provision for (benefit from reversal of) loan losses	209	197

Net interest income after provision for loan losses	41,193	36,146

Noninterest income:
Service charges and fees	7,305	7,344
Gain on sale of loans	803	622
Commissions on sale of non-deposit investment products	532	965
Increase in cash value of life insurance	696	675
Other	454	574

Total noninterest income	9,790	10,180

Noninterest expense:
Salaries and related benefits	19,265	18,100
Other	14,486	14,182

Total noninterest expense	33,751	32,282

Income before income taxes	17,232	14,044

Provision for income taxes	6,558	5,708

Net income	$10,674	$8,336

Earnings per share:
Basic	$0.47	$0.37
Diluted	$0.46	$0.36

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended
	March 31,
	2016	2015

Net income	$10,674	$8,336
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	3,550	9
Change in minimum pension liability	—	111

Other comprehensive income (loss)	3,550	120

Comprehensive income	$14,224	$8,456

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (loss)	Total

Balance at December 31, 2014	22,714,964	$244,318	$176,057	$(2,203)	$418,172
Net income			8,336		8,336
Other comprehensive income				120	120
Stock option vesting		220			220
RSU vesting		76			76
PSU vesting		28			28
Stock options exercised	47,000	887			887
Tax benefit of stock options exercised		18			18
Repurchase of common stock	(21,461)	(231)	(278)		(509)
Dividends paid ($0.11 per share)			(2,515)		(2,515)

Balance at March 31, 2015	22,740,503	$245,316	$181,600	$(2,083)	$424,833

Balance at December 31, 2015	22,775,173	$247,587	$206,307	$(1,778)	$452,116
Net income			10,674		10,674
Other comprehensive income				3,550	3,550
Stock option vesting		155			155
RSU vesting		120			120
PSU vesting		56			56
Stock options exercised	10,000	173			173
Tax benefit of stock options exercised		10			10
Dividends paid ($0.15 per share)			(3,418)		(3,418)

Balance at March 31, 2016	22,785,173	$248,101	$213,563	$1,772	$463,436

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the three months ended March 31,
	2016	2015
Operating activities:
Net income	$10,674	$8,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	1,526	1,494
Amortization of intangible assets	299	289
Provision for loan losses	209	197
Amortization of investment securities premium, net	1,131	719
Originations of loans for resale	(26,130)	(24,527)
Proceeds from sale of loans originated for resale	26,243	23,130
Gain on sale of loans	(803)	(622)
Change in market value of mortgage servicing rights	698	506
(Reversal of) provision for losses on foreclosed assets	(11)	67
Gain on sale of foreclosed assets	(92)	(311)
Loss on disposal of fixed assets	31	84
Increase in cash value of life insurance	(696)	(675)
Equity compensation vesting expense	331	324
Stock option excess tax benefits	(10)	(18)
Change in:
Reserve for unfunded commitments	—	(130)
Interest receivable	(289)	(519)
Interest payable	(23)	(126)
Other assets and liabilities, net	(8,988)	4,743

Net cash from operating activities	4,100	12,961

Investing activities:
Proceeds from maturities of securities available for sale	10,052	5,280
Proceeds from maturities of securities held to maturity	20,815	19,474
Purchases of securities available for sale	(77,045)	(147,335)
Purchases of securities held to maturity	—	(146,100)
Loan origination and principal collections, net	(45,515)	(40,331)
Proceeds from sale of loans other than loans originated for sale	27,049	—
Improvement of foreclosed assets	—	(316)
Proceeds from sale of other real estate owned	1,417	806
Proceeds from sale of premises and equipment	1	1
Purchases of premises and equipment	(7,424)	(706)
Cash received from acquisition, net	156,316	—

Net cash used by investing activities	85,666	(309,227)

Financing activities:
Net decrease in deposits	(7,457)	(30,935)
Net change in other borrowings	6,343	(180)
Stock option excess tax benefits	10	18
Repurchase of common stock	—	(27)
Dividends paid	(3,418)	(2,515)
Exercise of stock options	173	405

Net cash used by financing activities	(4,349)	(33,234)

Net change in cash and cash equivalents	85,417	(329,500)

Cash and cash equivalents and beginning of year	303,461	610,728

Cash and cash equivalents at end of year	$388,878	$281,228

Supplemental disclosure of noncash activities:
Unrealized gain on securities available for sale	$6,125	$15
Loans transferred to foreclosed assets	$416	$1,244
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	—	$509
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$1,415	$1,508
Cash paid for income taxes	—	—
Assets acquired in acquisition	$161,231	—
Liabilities assumed in acquisition	$161,231	—

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

TriCo Bancshares (the “Company” or “we”) is a California corporation organized to act as a bank holding company for Tri Counties Bank (the “Bank”). The Company and the Bank are headquartered in Chico, California. The Bank is a California-chartered bank that is engaged in the general commercial banking business in 26 California counties. Tri Counties Bank currently operates from 58 traditional branches and 12 in-store branches. The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by TriCo and three acquired with the acquisition of North Valley Bancorp. See Note 17 – Junior Subordinated Debt.

The unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s Management (“Management”), all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation of results for the interim periods presented have been included. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,697,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2016.

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

As described in Note 2, the Company acquired three branch offices, and deposits totaling $161,231,000. The acquired assets and assumed liabilities were measured at estimated fair value values under the acquisition method of accounting. The Company made significant estimates and exercised significant judgment in accounting for the acquisition. Land and building were valued based on appraised values. An identifiable intangible was also recorded representing the fair value of the core deposit customer base based on an evaluation of the cost of such deposits relative to alternative funding sources.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. During the three months ended March 31, 2016 and throughout 2015, the Company did not have any securities classified as trading.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is more likely than not that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the three months ended March 31, 2016 and throughout 2015.

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

Recent Accounting Pronouncements

FASB issued ASU No. 2016-9, Compensation – Stock Compensation (Topic 718). ASU 2016-9, among other things, requires: (i) that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement, (ii) the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, (iii) an entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period, (iv) excess tax benefits should be classified along with other income tax cash flows as an operating activity, (v) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, (vi) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions, and (vii) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. ASU 2016-9 will be effective for the Company on January 1, 2017 and is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2 - Business Combinations

On March 18, 2016, Tri Counties Bank completed its acquisition of three branch banking offices from Bank of America originally announced October 28, 2015. The acquired branches are located in Arcata, Eureka and Fortuna in Humboldt County on the North Coast of California, and have significant overlap when compared to the Company’s Northern California customer base and branch locations. This made these branch acquisitions a very good fit in terms of potential cost savings and future growth potential. With the levels of capital at the time, the acquisitions fit well into the Company’s growth strategy. Also on March 18, 2016, the electronic customer service and other data processing systems of the acquired branches were converted into Tri Counties Bank’s systems, and the effect of revenue and expenses from the operations of the acquired branches are included in the results of the Company. The Bank paid $3,204,000 for deposit relationships with balances of $161,231,000 and loans with balances of $289,000, and received cash of $159,520,000 from Bank of America.

The assets acquired and liabilities assumed in the acquisition of these branches were accounted for in accordance with ASC 805 “Business Combinations,” using the acquisition method of accounting and were recorded at their estimated fair values on the March 18, 2016 acquisition date, and its results of operations are included in the Company’s consolidated statements of income since that date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired branches. $849,000 of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a purchase of assets and assumption of liabilities for tax purposes.

The following table discloses the calculation of the fair value of consideration transferred, the total identifiable net assets acquired and the resulting goodwill relating to the acquisition of three branch banking offices and certain deposits from Bank of America on March 18, 2016:

(in thousands)	March 18, 2016
Fair value of consideration transferred:
Cash consideration	$3,204

Total fair value of consideration transferred	3,204

Asset acquired:
Cash and cash equivalents	159,520
Loans	289
Premises and equipment	1,590
Core deposit intangible	2,046
Other assets	141

Total assets acquired	163,586

Liabilities assumed:
Deposits	161,231

Total liabilities assumed	161,231

Total net assets acquired	2,355

Goodwill recognized	$849

Note 2 - Business Combinations (continued)

A summary of the cash paid and estimated fair value adjustments resulting in the goodwill recorded in the acquisition of three branch banking offices and certain deposits from Bank of America on March 18, 2016 are presented below:

March 18, 2016
(in thousands)
Cash paid	$3,204
Cost basis net assets acquired	—
Fair value adjustments:
Loans	—
Premises and Equipment	(309)
Core deposit intangible	(2,046)

Goodwill	$849

As part of the acquisition of three branch banking offices from Bank of America, the Company performed a valuation of premises and equipment acquired. This valuation resulted in a $309,000 increase in the net book value of the land and buildings acquired, and was based on current appraisals of such land and buildings.

The Company recognized a core deposit intangible of $2,046,000 related to the acquisition of the core deposits. The recorded core deposit intangibles represented approximately 1.50% of the core deposits acquired and will be amortized over their estimated useful lives of 7 years.

A valuation of the time deposits acquired was also performed as of the acquisition date. Time deposits were split into similar pools based on size, type of time deposits, and maturity. A discounted cash flow analysis was performed on the pools based on current market rates currently paid on similar time deposits. The valuation resulted in no material fair value discount or premium, and none was recorded.

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	March 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale	(in thousands)
Obligations of U.S. government corporations and agencies	$354,388	$5,903	$(38)	$360,253
Obligations of states and political subdivisions	111,796	2,552	(174)	114,174
Marketable equity securities	3,000	27	—	3,027

Total securities available for sale	$469,184	$8,482	$(212)	$477,454

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$690,592	$18,317	$(42)	$708,867
Obligations of states and political subdivisions	14,541	402	(33)	14,910

Total securities held to maturity	$705,133	$18,719	$(75)	$723,777

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale	(in thousands)
Obligations of U.S. government corporations and agencies	$312,917	$2,761	$(1,996)	$313,682
Obligations of states and political subdivisions	86,823	1,428	(33)	88,218
Corporate debt securities	—	—	—	—
Marketable equity securities	3,000	—	(15)	2,985

Total securities available for sale	$402,740	$4,189	$(2,044)	$404,885

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$711,994	$8,394	$(2,882)	$717,506
Obligations of states and political subdivisions	14,536	277	(110)	14,703

Total securities held to maturity	$726,530	$8,671	$(2,992)	$732,209

No investment securities were sold during the three months ended March 31, 2016 or the three months ended March 31, 2015. Investment securities with an aggregate carrying value of $288,887,000 and $297,547,000 at March 31, 2016 and December 31, 2015, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at March 31, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2016, obligations of U.S. government corporations and agencies with a cost basis totaling $1,044,980,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At March 31, 2016, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 4.8 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Investment Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year	$5	$5	—	—
Due after one year through five years	13,608	14,124	$1,154	$1,178
Due after five years through ten years	16,948	17,856	838	899
Due after ten years	438,623	445,469	703,141	721,700

Totals	$469,184	$477,454	$705,133	$723,777

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2016	Value	Loss	Value	Loss	Value	Loss
Securities Available for Sale:	(in thousands)
Obligations of U.S. government corporations and agencies	$31,493	$(38)	—	—	$31,493	$(38)
Obligations of states and political subdivisions	18,092	(164)	$2,777	$(10)	20,869	(174)
Marketable equity securities	—	—	—	—	—	—

Total securities available-for-sale	$49,585	$(202)	$2,777	$(10)	$52,362	$(212)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	—	—	$16,205	$(42)	$16,025	$(42)
Obligations of states and political subdivisions	$1,188	$(33)	—	—	1,188	(33)

Total securities held-to-maturity	$1,188	$(33)	$16,025	$(42)	$17,213	$(75)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Loss	Value	Loss	Value	Loss
Securities Available for Sale:	(in thousands)
Obligations of U.S. government corporations and agencies	$193,306	$(1,996)	—	—	$193,306	$(1,996)
Obligations of states and political subdivisions	6,469	(33)	—	—	6,469	(33)
Marketable equity securities	2,985	(15)	—	—	2,985	(15)

Total securities available-for-sale	$202,760	$(2,044)	—	—	$202,760	$(2,044)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$198,481	$(2,882)	—	—	$198,481	$(2,882)
Obligations of states and political subdivisions	497	(11)	$1,121	$(99)	1,618	(110)

Total securities held-to-maturity	$198,978	$(2,893)	$1,121	$(99)	$200,099	$(2,992)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2016, 5 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of (0.17%) from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2016, 15 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of (0.93%) from the Company’s amortized cost basis.

Marketable equity securities: At March 31, 2016, no marketable equity securities had unrealized losses.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	March 31, 2016
			PCI -	PCI -
	Originated	PNCI	Cash basis	Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$212,382	$101,117	—	$1,636	$315,135
Commercial	1,209,721	286,943	—	17,189	1,513,853

Total mortgage loan on real estate	1,422,103	388,060	—	18,825	1,828,988
Consumer:
Home equity lines of credit	277,253	28,148	$4,647	2,643	312,691
Home equity loans	35,712	4,016	124	1,513	41,365
Auto Indirect	—	—	—	—	—
Other	29,863	3,018	—	64	32,945

Total consumer loans	342,828	35,182	4,771	4,220	387,001
Commercial	174,505	17,521	—	4,531	196,557
Construction:
Residential	38,748	13,523	—	712	52,983
Commercial	68,311	7,707	—	—	76,018

Total construction	107,059	21,230	—	712	129,001

Total loans, net of deferred loan fees and discounts	$2,046,495	$461,993	$4,771	$28,288	$2,541,547

Total principal balance of loans owed, net of charge-offs	$2,052,057	$475,095	$12,085	$33,356	$2,572,593
Unamortized net deferred loan fees	(5,562)	—	—	—	(5,562)
Discounts to principal balance of loans owed, net of charge-offs	—	(13,102)	(7,314)	(5,068)	(25,484)

Total loans, net of unamortized deferred loan fees and discounts	$2,046,495	$461,993	$4,771	$28,288	$2,541,547

Noncovered loans	$2,046,495	$461,993	$4,771	$23,532	$2,536,791
Covered loans	—	—	—	4,756	4,756

Total loans, net of unamortized deferred loan fees and discounts	$2,046,495	$461,993	$4,771	$28,288	$2,541,547

Allowance for loan losses	$(31,168)	$(2,222)	$(118)	$(2,880)	$(36,388)

Note 4 – Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2015
			PCI -	PCI -
	Originated	PNCI	Cash basis	Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$207,585	$104,535	—	$2,145	$314,265
Commercial	1,163,643	310,864	—	23,060	1,497,567

Total mortgage loan on real estate	1,371,228	415,399	—	25,205	1,811,832
Consumer:
Home equity lines of credit	285,419	29,335	$4,954	2,784	322,492
Home equity loans	34,717	4,018	124	1,503	40,362
Other	28,998	3,367	—	64	32,429

Total consumer loans	349,134	36,720	5,078	4,351	395,283
Commercial	170,320	19,744	1	4,848	194,913
Construction:
Residential	31,778	13,636	—	721	46,135
Commercial	66,285	8,489	—	—	74,774

Total construction	98,063	22,125	—	721	120,909

Total loans, net of deferred loan fees and discounts	$1,988,745	$493,988	$5,079	$35,125	$2,522,937

Total principal balance of loans owed, net of charge-offs	$1,995,296	$507,935	$12,686	$39,693	$2,555,610
Unamortized net deferred loan fees	(6,551)	—	—	—	(6,551)
Discounts to principal balance of loans owed, net of charge-offs	—	(13,947)	(7,607)	(4,568)	(26,122)

Total loans, net of unamortized deferred loan fees and discounts	$1,988,745	$493,988	$5,079	$35,125	$2,522,937

Noncovered loans	$1,988,745	$493,988	$5,079	$29,890	$2,517,702
Covered loans	—	—	—	5,235	5,235

Total loans, net of unamortized deferred loan fees and discounts	$1,988,745	$493,988	$5,079	$35,125	$2,522,937

Allowance for loan losses	$(31,271)	$(1,848)	$(121)	$(2,771)	$(36,011)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Three months ended March 31,
	2016	2015
Change in accretable yield:
Balance at beginning of period	$13,255	$14,159
Accretion to interest income	(1,091)	(1,818)
Reclassification (to) from nonaccretable difference	(184)	1,061

Balance at end of period	$11,980	$13,402

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three Months Ended March 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,507	$11,443	$11,253	$3,138	—	$688	$5,271	$899	$812	$36,011
Charge-offs	(37)	(793)	(214)	—	—	(207)	(38)	—	—	(1,289)
Recoveries	2	817	281	49	—	130	177	—	1	1,457
(Benefit) provision	293	428	(1,413)	(76)	—	76	729	167	5	209

Ending balance	$2,765	$11,895	$9,907	$3,111	—	$687	$6,139	$1,066	$818	$36,388

Ending balance:
Individ. evaluated for impairment	$454	$295	$705	$248	—	$84	$1,934	—	—	$3,720

Loans pooled for evaluation	$2,094	$10,141	$9,083	$2,864	—	$603	$3,053	$1,014	$818	$29,670

Loans acquired with deteriorated credit quality	$217	$1,459	$117	—	—	—	$1,153	$52	—	$2,998

	Loans, net of unearned fees – As of March 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$315,135	$1,513,853	$312,691	$41,365	—	$32,945	$196,557	$52,983	$76,018	$2,541,547

Individ. evaluated for impairment	$7,015	$12,230	$5,994	$1,928	—	$300	$3,871	—	—	$31,338

Loans pooled for evaluation	$306,484	$1,484,434	$299,407	$37,800	—	$32,581	$188,155	$52,271	$76,018	$2,477,150

Loans acquired with Deteriorated credit quality	$1,636	$17,189	$7,290	$1,637	—	$64	$4,531	$712	—	$33,059

	Allowance for Loan Losses - Year Ended December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,086	$9,227	$15,676	$1,797	$9	$719	$4,226	$1,434	$411	$36,585
Charge-offs	(224)	—	(694)	(242)	(4)	(972)	(680)	—	—	(2,816)
Recoveries	204	243	666	252	42	500	677	1,728	140	4,452
(Benefit) provision	(559)	1,973	(4,395)	1,331	(47)	441	1,048	(2,263)	261	(2,210)

Ending balance	$2,507	$11,443	$11,253	$3,138	—	$688	$5,271	$899	$812	$36,011

Ending balance:
Individ. evaluated for impairment	$335	$395	$605	$294	—	$74	$1,187	—	—	$2,890

Loans pooled for evaluation	$2,112	$9,596	$10,423	$2,844	—	$614	$2,983	$844	$812	$30,228

Loans acquired with deteriorated credit quality	$60	$1,452	$225	—	—	—	$1,101	$55	—	$2,893

	Loans, net of unearned fees – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$314,265	$1,497,567	$322,492	$40,362	—	$32,429	$194,913	$46,135	$74,774	$2,522,937

Individ. evaluated for impairment	$6,767	$32,407	$5,747	$1,731	—	$288	$2,671	$4	$490	$50,105

Loans pooled for evaluation	$305,353	$1,442,100	$309,007	$37,004	—	$32,077	$187,393	$45,410	$74,284	$2,432,628

Loans acquired with deteriorated credit quality	$2,145	$23,060	$7,738	$1,627	—	$64	$4,849	$721	—	$40,204

Note 5 – Allowance for Loan Losses (continued)

	Allowance for Loan Losses – Three Months Ended March 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,086	$9,227	$15,676	$1,797	$9	$719	$4,226	$1,434	$411	$36,585
Charge-offs	(81)	—	(341)	(11)	—	(268)	(534)	—	—	(1,235)
Recoveries	1	96	119	3	20	152	87	11	19	508
(Benefit) provision	(241)	1,128	(221)	191	(23)	41	197	(695)	(180)	197

Ending balance	$2,765	$10,451	$15,233	$1,980	$6	$644	$3,976	$750	$250	$36,055

Ending balance:
Individ. evaluated for impairment	$988	$799	$1,857	$337	$1	$92	$559	$59	—	$4,692

Loans pooled for evaluation	$1,709	$8,464	$12,932	$1,643	$5	$552	$2,205	$505	$250	$28,265

Loans acquired with deteriorated credit quality	$69	$1,188	$443	—	—	—	$1,212	$186	—	$3,098

	Loans, net of unearned fees – As of March 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$282,383	$1,364,480	$345,210	$32,486	$32	$32,999	$177,540	$40,105	$45,648	$2,320,883

Individ. evaluated for impairment	$7,786	$44,523	$6,290	$1,359	$14	$338	$1,967	$2,655	$94	$65,026

Loans pooled for evaluation	$270,571	$1,292,006	$329,961	$30,374	$18	$32,591	$168,517	$36,714	$45,554	$2,206,306

Loans acquired with deteriorated credit quality	$4,026	$27,951	$8,959	$753	—	$70	$7,056	$736	—	$49,551

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

The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:

•	Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•	Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.

•	Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.

•	Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

•	Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

Note 5 – Allowance for Loan Losses (continued)

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators – As of March 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$204,764	$1,185,024	$267,767	$31,962	—	$29,237	$168,284	$38,414	$68,311	$1,993,763
Special mention	2,178	10,483	2,760	1,104	—	459	3,517	334	—	20,835
Substandard	5,440	14,214	6,726	2,646	—	167	2,704	—	—	31,897
Loss	—	—	—	—	—	—	—	—	—	—

Total originated	$212,382	$1,209,721	$277,253	$35,712	—	$29,863	$174,505	$38,748	$68,311	$2,046,495

PNCI loans:
Pass	$99,140	$267,577	$26,632	$3,791	—	$2,829	$17,252	$13,523	$7,707	$438,451
Special mention	593	11,550	410	77	—	62	—	—	—	12,692
Substandard	1,384	7,816	1,106	148	—	127	269	—	—	10,850
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI	$101,117	$286,943	$28,148	$4,016	—	$3,018	$17,521	$13,523	$7,707	$461,993

PCI loans	$1,636	$17,189	$7,290	$1,637	—	$64	$4,531	$712	—	$33,059

Total loans	$315,135	$1,513,853	$312,691	$41,365	—	$32,945	$196,557	$52,983	$76,018	$2,541,547

	Credit Quality Indicators – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$199,837	$1,118,868	$275,251	$31,427	—	$28,339	$166,559	$31,440	$66,285	$1,918,006
Special mention	2,018	10,321	2,494	1,027	—	415	1,037	334	—	17,646
Substandard	5,730	34,454	7,674	2,263	—	244	2,724	4	—	53,093
Loss	—	—	—	—	—	—	—	—	—	—

Total originated	$207,585	$1,163,643	$285,419	$34,717	—	$28,998	$170,320	$31,778	$66,285	$1,988,745

PNCI loans:
Pass	$102,895	$293,935	$27,378	$3,789	—	$3,164	$19,666	$13,636	$8,489	$472,952
Special mention	600	10,795	445	80	—	74	—	—	—	11,994
Substandard	1,040	6,134	1,512	149	—	129	78	—	—	9,042
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI	$104,535	$310,864	$29,335	$4,018	—	$3,367	$19,744	$13,636	$8,489	$493,988

PCI loans	$2,145	$23,060	$7,738	$1,627	—	$64	$4,849	$721	—	$40,204

Total loans	$314,265	$1,497,567	$322,492	$40,362	—	$32,429	$194,913	$46,135	$74,774	$2,522,937

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of March 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$1,018	$496	$1,076	$641	—	$59	$290	—	—	$3,580
60-89 Days	72	—	237	497	—	20	195	—	—	1,021
> 90 Days	271	643	356	154	—	11	794	—	—	2,229

Total past due	1,361	1,139	1,669	1,292	—	90	1,279	—	—	6,830
Current	211,021	1,208,582	275,584	34,420	—	29,773	173,226	$38,748	$68,311	2,039,665

Total orig. loans	$212,382	$1,209,721	$277,253	$35,712	—	$29,863	$174,505	$38,748	$68,311	$2,046,495

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$2,963	$2,794	$3,383	$1,292	—	$11	$2,204	$12	—	$12,659

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of March 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$1,523	—	—	$60	—	$4	—	—	$56	$1,643
60-89 Days	—	—	—	—	—	—	—	—	—	—
> 90 Days	401	$80	$18	71	—	9	—	—	—	579

Total past due	1,924	80	18	131	—	13	—	—	56	2,222
Current	99,193	286,863	28,130	3,885	—	3,005	$17,521	$13,523	7,651	459,771

Total PNCI loans	$101,117	$286,943	$28,148	$4,016	—	$3,018	$17,521	$13,523	$7,707	$461,993

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$679	$2,736	$539	$108	—	$31	—	—	—	$4,093

Note 5 – Allowance for Loan Losses (continued)

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$791	$200	$1,033	$402	—	$12	$2,197	—	—	$4,635
60-89 Days	—	491	324	341	—	40	—	—	—	1,196
> 90 Days	271	3,425	520	82	—	19	24	—	—	4,341

Total past due	1,062	4,116	1,877	825	—	71	2,221	—	—	10,172
Current	206,523	1,159,527	283,542	33,892	—	28,927	168,099	$31,778	$66,285	1,978,573

Total orig. loans	$207,585	$1,163,643	$285,419	$34,717	—	$28,998	$170,320	$31,778	$66,285	$1,988,745

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$3,045	$14,196	$3,379	$1,195	—	$21	$976	$12	—	$22,824

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$3,106	$4,037	$92	$23	—	—	$1	—	—	$7,259
60-89 Days	—	—	—	—	—	$13	—	—	—	13
> 90 Days	58	748	275	71	—	10	—	—	$490	1,652

Total past due	3,164	4,785	367	94	—	23	1	—	490	8,924
Current	101,371	306,079	28,968	3,924	—	3,344	19,743	$13,636	7,999	485,064

Total PNCI loans	$104,535	$310,864	$29,335	$4,018	—	$3,367	$19,744	$13,636	$8,489	$493,988

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$348	$3,742	$676	$109	—	$33	—	—	$490	$5,398

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

	Impaired Originated Loans – As of, or for the Three Months Ended, March 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,806	$7,917	$3,457	$1,154	$1	$10	$520	—	—	$16,865

Unpaid principal	$5,963	$8,393	$6,325	$1,598	$10	$14	$635	$63	—	$23,001

Average recorded Investment	$3,846	$17,513	$3,210	$1,051	$2	$13	$548	$2	—	$26,185

Interest income Recognized	$19	$72	$8	$3	—	—	$7	—	—	$109

With an allowance recorded:
Recorded investment	$1,991	$1,440	$1,304	$666	—	—	$3,351	—	—	$8,752

Unpaid principal	$2,065	$1,480	$1,393	$696	—	—	$3,376	—	—	$9,010

Related allowance	$324	$175	$474	$248	—	—	$1,934	—	—	$3,155

Average recorded Investment	$1,998	$1,429	$1,514	$670	—	$1	$2,722	—	—	$8,334

Interest income Recognized	$13	$20	$4	$5	—	—	$34	—	—	$76

Note 5 – Allowance for Loan Losses (continued)

	Impaired PNCI Loans – As of, or for the Three Months Ended, March 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$604	$844	$539	$108	—	$31	—	—	—	$2,126

Unpaid principal	$643	$908	$597	$112	—	$51	—	—	—	$2,311

Average recorded Investment	$740	$988	$497	$89	—	$32	$1	—	$245	$2,592

Interest income Recognized	$2	—	—	—	—	—	—	—	—	$2

With an allowance recorded:
Recorded investment	$614	$2,029	$694	—	—	$258	—	—	—	$3,595

Unpaid principal	$614	$2,142	$694	—	—	$258	—	—	—	$3,708

Related allowance	$130	$120	$231	—	—	$84	—	—	—	$565

Average recorded Investment	$307	$2,389	$650	$19	—	$246	—	—	—	$3,611

Interest income Recognized	$2	$2	$7	—	—	$3	—	—	—	$14

	Impaired Originated Loans – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,886	$27,109	$2,963	$947	—	$20	$576	$4	—	$35,505

Unpaid principal	$5,998	$29,678	$6,079	$1,349	—	$35	$688	$65	—	$43,892

Average recorded Investment	$3,586	$32,793	$2,982	$848	—	$29	$494	$1,202	$50	$41,984

Interest income Recognized	$81	$893	$23	$5	—	—	$29	—	—	$1,031

With an allowance recorded:
Recorded investment	$2,006	$1,418	$1,724	$674	—	$1	$2,094	—	—	$7,917

Unpaid principal	$2,073	$1,453	$1,904	$701	—	$1	$2,117	—	—	$8,249

Related allowance	$335	$146	$525	$256	—	$1	$1,187	—	—	$2,450

Average recorded Investment	$2,365	$2,180	$2,455	$589	—	$23	$1,716	$141	—	$9,469

Interest income Recognized	$49	$74	$31	$26	—	—	$122	—	—	$302

	Impaired PNCI Loans – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$875	$1,132	$454	$71	—	$33	$1	—	$490	$3,056

Unpaid principal	$908	$1,248	$505	$73	—	$52	$1	—	$490	$3,277

Average recorded Investment	$609	$749	$400	$48	—	$35	$4	—	$245	$2,090

Interest income Recognized	$31	$32	$3	$2	—	$1	—	—	$18	$87

With an allowance recorded:
Recorded investment	—	$2,748	$606	$39	—	$234	—	—	—	$3,627

Unpaid principal	—	$2,858	$612	$40	—	$234	—	—	—	$3,744

Related allowance	—	$248	$80	$39	—	$73	—	—	—	$440

Average recorded Investment	$417	$1,447	$521	$19	—	$227	—	—	—	$2,631

Interest income Recognized	—	$149	$14	—	—	$11	—	—	—	$174

Note 5 – Allowance for Loan Losses (continued)

	Impaired Originated Loans – As of, or for the Three Months Ended, March 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,360	$40,094	$2,631	$870	$10	$19	$748	$2,373	$94	$50,199

Unpaid principal	$5,330	$43,898	$5,791	$1,335	$30	$23	$776	$6,585	$186	$63,954

Average recorded Investment	$3,323	$39,286	$2,816	$810	$12	$22	$580	$2,387	$96	$49,332

Interest income Recognized	$8	$283	—	—	—	—	$11	—	—	$302

With an allowance recorded:
Recorded investment	$3,402	$3,281	$2,808	$464	$4	$43	$1,214	$282	—	$11,498

Unpaid principal	$3,570	$3,432	$3,077	$566	$6	$53	$1,316	$282	—	$12,302

Related allowance	$915	$598	$1,636	$337	$1	$17	$559	$59	—	$4,122

Average recorded Investment	$3,063	$3,112	$2,997	$484	$4	$42	$1,276	$282	—	$11,260

Interest income Recognized	$22	$40	$12	$1	—	—	$15	$4	—	$94

	Impaired PNCI Loans – As of, or for the Three Months Ended, March 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$389	$313	$414	$25	—	$59	$5	—	—	$1,205

Unpaid principal	$488	$2,601	$450	$25	—	$78	$5	—	—	$3,647

Average recorded Investment	$366	$339	$380	$25	—	$48	$6	—	—	$1,164

Interest income Recognized	$1	—	—	—	—	—	—	—	—	$1

With an allowance recorded:
Recorded investment	$635	$835	$437	—	—	$217	—	—	—	$2,124

Unpaid principal	$644	$838	$437	—	—	$217	—	—	—	$2,136

Related allowance	$73	$201	$221	—	—	$75	—	—	—	$570

Average recorded Investment	$734	$490	$436	—	—	$219	—	—	—	$1,879

Interest income Recognized	$2	$10	$4	—	—	$2	—	—	—	$18

At March 31, 2016, $15,921,000 of originated loans were TDR and classified as impaired. The Company had obligations to lend $15,000 of additional funds on these TDR as of March 31, 2016. At March 31, 2016, $1,792,000 of PNCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of March 31, 2016.

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

Note 5 – Allowance for Loan Losses (continued)

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the periods indicated:

	TDR Information for the Three Months Ended March 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(dollars in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	—	2	1	1	—	—	1	—	—	5
Pre-mod outstanding principal balance	—	$78	$132	$105	—	—	$12	—	—	$327
Post-mod outstanding principal balance	—	$115	$132	$105	—	—	$12	—	—	$364
Financial impact due to TDR taken as additional provision	—	—	$19	—	—	—	$8	—	—	$27
Number that defaulted during the period	—	—	—	—	—	—	—	—	—	—
Recorded investment of TDRs that defaulted during the period	—	—	—	—	—	—	—	—	—	—
the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the Three Months Ended March 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(dollars in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	1	1	—	—	—	2	1	—	—	5
Pre-mod outstanding principal balance	$108	$124	—	—	—	$89	$287	—	—	$608
Post-mod outstanding principal balance	$110	$124	—	—	—	$89	$288	—	—	$611
Financial impact due to TDR taken as additional provision	$8	$(5)	—	—	—	$5	$164	—	—	$172
Number that defaulted during the period	—	—	1	—	—	—	—	—	—	1
Recorded investment of TDRs that defaulted during the period	—	—	$47	—	—	—	—	—	—	$47
the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Three months ended March 31, 2016			Three months ended March 31, 2015
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$5,369	—	$5,369	$4,449	$445	$4,894
Additions/transfers from loans	416	—	416	1,560	—	1,560
Dispositions/sales	(1,325)	—	(1,325)	(495)	—	(495)
Valuation adjustments	11	—	11	(67)	—	(67)

Ending balance, net	$4,471	—	$4,471	$5,447	$445	$5,892

Ending valuation allowance	$572	—	$572	$263	—	$263

Ending number of foreclosed assets	21		21	29	1	30

Proceeds from sale of foreclosed assets	$1,417	—	$1,417	$806	—	$806

Gain on sale of foreclosed assets	$92	—	$92	$311	—	$311

As of March 31, 2016, $1,926,000 of foreclosed residential real estate properties, all of which the Company has obtained physical possession of, are included in foreclosed assets. At March 31, 2016, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are underway is $444,000.

Note 7 - Premises and Equipment

Premises and equipment were comprised of:

	March 31, 2016	December 31, 2015
	(In thousands)
Land & land improvements	$11,051	$8,909
Buildings	46,245	38,643
Furniture and equipment	27,130	31,081

	84,426	78,633
Less: Accumulated depreciation	(33,053)	(35,518)

	51,373	43,115
Construction in progress	149	696

Total premises and equipment	$51,522	$43,811

Depreciation expense for premises and equipment amounted to $1,271,000 and $1,268,000 for the three months ended March 31, 2016 and 2015, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Three months ended March 31,
	2016	2015
Beginning balance	$94,560	$92,337
Increase in cash value of life insurance	696	675

Ending balance	$95,256	$93,012

End of period death benefit	$166,216	$165,847
Number of policies owned	187	189
Insurance companies used	14	14
Current and former employees and directors covered	59	60

As of March 31, 2016, the Bank was the owner and beneficiary of 187 life insurance policies, issued by 14 life insurance companies, covering 59 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these condensed consolidated financial statements for additional information on JBAs.

Note 9 - Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated:

(dollar in thousands)	March 31, 2016	Additions	Reductions	December 31, 2015
Goodwill	$64,311	$849	—	$63,462

The following table summarizes the Company’s core deposit intangibles as of the dates indicated:

(dollar in thousands)	March 31, 2016	Additions	Reductions/ Amortization	Fully Depreciated	December 31, 2015
Core deposit intangibles	$10,120	$2,046	—	—	$8,074
Accumulated amortization	(2,479)	—	$(299)	—	(2,180)

Core deposit intangibles, net	$7,641	$2,046	$(299)	—	$5,894

The Company recorded additions to its CDI of $2,046,000 in conjunction with the acquisition of three branch offices from Bank of America on March 18, 2016, $6,614,000 in conjunction with the North Valley Bancorp acquisition on October 3, 2014, $898,000 in conjunction with the Citizens acquisition on September 23, 2011, and $562,000 in conjunction with the Granite acquisition on May 28, 2010. The following table summarizes the Company’s estimated core deposit intangible amortization (dollars in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2016	$1,377
2017	1,389
2018	1,324
2019	1,228
2020	1,228
Thereafter	$1,095

Note 10 - Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights (“MSRs”) for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2016	2015
Balance at beginning of period	$7,618	$7,378
Additions	220	185
Change in fair value	(698)	(506)

Balance at end of period	$7,140	$7,057

Contractually specified servicing fees, late fees and ancillary fees earned	$517	$534
Balance of loans serviced at:
Beginning of period	$817,917	$840,288
End of period	$813,800	$832,143
Weighted-average prepayment speed (CPR)	11.6%	13.0%
Weighted-average discount rate	10.0%	10.0%

The changes in fair value of MSRs that occurred during the three months ended March 31, 2016 and 2015 were mainly due to changes in principal balances and changes in estimate life of the MSRs.

Note 11 - Indemnification Asset

A summary of the activity in the balance of indemnification asset follows (in thousands):

	Three months ended March 31,
	2016	2015
Beginning balance	$(521)	$(349)
Effect of actual and estimated future covered losses and recoveries	(111)	(62)
Reimbursable (revenue) expenses incurred	(4)	(3)
Payments made to (received from) FDIC	29	(19)

Ending balance	$(607)	$(433)

Amount of indemnification asset (liability) recorded in other assets	$11	$114
Amount of indemnification asset (liability) recorded in other liabilities	(618)	(547)

Ending balance	$(607)	$(433)

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	March 31, 2016	December 31, 2015
Deferred tax asset, net	$33,803	$36,440
Prepaid expense	3,130	3,062
Software	1,892	1,290
Advanced compensation	571	673
Capital Trusts	1,697	1,696
Investment in Low Housing Tax Credit Funds	14,138	4,223
Miscellaneous other assets	2,489	1,207

Total other assets	$57,720	$48,591

Note 13 - Deposits

A summary of the balances of deposits follows (in thousands):

	March 31 2016	December 31, 2015
Noninterest-bearing demand	$1,178,001	$1,155,695
Interest-bearing demand	884,638	853,961
Savings	1,368,644	1,281,540
Time certificates, $250,000 and over	77,184	75,897
Other time certificates	276,573	264,173

Total deposits	$3,785,040	$3,631,266

Certificate of deposit balances of $50,000,000 from the State of California were included in time certificates, $250,000 and over, at each of March 31, 2016 and December 31, 2015. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,164,000 and $796,000 were classified as consumer loans at March 31, 2016 and December 31, 2015, respectively.

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2016	2015
Balance at beginning of period	$2,475	$2,145
Provision for losses – Unfunded commitments	—	(130)

Balance at end of period	$2,475	$2,015

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	March 31, 2016	December 31, 2015
Deferred compensation	$6,844	$6,725
Pension liability	26,557	26,182
Joint beneficiary agreements	2,581	2,529
Low income housing tax credit fund commitments	13,128	3,330
Accrued salaries and benefits expense	3,133	3,851
Taxes Payable	5,494	—
Loan escrow and servicing payable	947	2,037
Deferred revenue	1,067	1,082
Unsettled investment security purchases	—	17,072
Branch purchase settlement due	4,242	—
Miscellaneous other liabilities	4,071	2,485

Total other liabilities	$68,064	$65,293

Note 16 - Other Borrowings

A summary of the balances of other borrowings follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Other collateralized borrowings, fixed rate, as of March 31, 2016 of 0.05%, payable on April 1, 2016	$18,671	$12,328

Total other borrowings	$18,671	$12,328

The Company did not enter into any repurchase agreements during the three months ended March 31, 2016 or the year ended December 31, 2015.

The Company had $18,671,000 and $12,328,000 of other collateralized borrowings at March 31, 2016 and December 31, 2015, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of March 31, 2016, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $23,509,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at March 31, 2016, this line provided for maximum borrowings of $1,209,208,000 of which none was outstanding, leaving $1,209,208,000 available. As of March 31, 2016, the Company has designated investment securities with fair value of $88,251,000 and loans totaling $1,732,273,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the San Francisco Federal Reserve Bank. As of March 31, 2016, this line provided for maximum borrowings of $128,015,000 of which none was outstanding, leaving $128,015,000 available. As of March 31, 2016, the Company has designated investment securities with fair value of $216,000 and loans totaling $219,438,000 as potential collateral under this collateralized line of credit with the San Francisco Federal Reserve Bank.

The Company had available unused correspondent banking lines of credit from commercial banks totaling $15,000,000 for federal funds transactions at March 31, 2016.

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

The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

			Coupon Rate	As of March 31, 2016		December 31, 2015
Subordinated Debt Series	Maturity Date	Face Value	(Variable) 3 mo. LIBOR +	Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	3.67%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	3.17%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	3.87%	5,065	5,055
North Valley Trust III	4/24/2034	5,155	2.80%	3.42%	3,976	3,966
North Valley Trust IV	3/15/2036	10,310	1.33%	1.96%	6,240	6,211

		$62,889			$56,519	$56,470

During the three months ended March 31, 2016, the balance of Junior Subordinated Debt increased $49,000 to $56,519,000 due to purchase fair value discount amortization.

Note 18 - Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $79,117,000 and $70,660,000 were maintained to satisfy Federal regulatory requirements at March 31, 2016 and December 31, 2015. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

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

Rent expense under operating leases was $981,000 and $959,000 during the three months ended March 31, 2016 and 2015, respectively. Rent expense was offset by rent income of $58,000 and $48,000 during the three months ended March 31, 2016 and 2015, respectively.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	March 31, 2016	December 31, 2015
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$200,549	$196,399
Consumer loans	398,860	394,278
Real estate mortgage loans	51,723	42,793
Real estate construction loans	59,574	71,846
Standby letters of credit	8,152	8,330
Deposit account overdraft privilege	96,997	94,473

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

Note 18 - Commitments and Contingencies (continued)

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

On September 15, 2014, a former Personal Banker at one of the Bank’s in-store branches filed a Class Action Complaint against the Bank in Butte County Superior Court, alleging causes of action related to the observance of meal and rest periods and seeking to represent a class of current and former hourly-paid or non-exempt personal bankers, or employees with the same or similar job duties, employed by Defendants within the State of California during the preceding four years. On or about June 25, 2015, Plaintiff filed an Amended Complaint expanding the class definition to all current and formerly hourly-paid or non-exempt branch employees employed by Defendant’s within the State of California at any time during the period from September 15, 2010 to final judgment. The Bank has responded to the First Amended Complaint, denying the charges, and the parties have engaged in written discovery. The parties are in the process of scheduling the matter for mediation in the July, 2016 time period.

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

Neither the Company nor its subsidiaries, are party to any other material pending legal proceeding, nor is their property the subject of any other material pending legal proceeding, except routine legal proceedings arising in the ordinary course of their business. None of these proceedings is expected to have a material adverse impact upon the Company’s business, consolidated financial position or results of operations.

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

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $3,680,000 and $2,120,000 during the three months ended March 31, 2016 and 2015 respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight. Absent approval from the Commissioner of the Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2015, the Bank may pay cash dividends of $73,297,000.

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of March 31, 2016, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the three months ended March 31, 2016 and 2015, employees tendered 0 and 21,461 shares, respectively, of the Company’s common stock with market value of $0, and $509,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced on August 21, 2007.

Note 20 - Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit (RSU) awards and stock appreciation rights. RSUs that vest based solely on the grantee remaining in the service of the Company for a certain amount of time, are referred to as “service condition vesting RSUs”. RSUs that vest based on the grantee remaining in the service of the Company for a certain amount of time and a market condition such as the total return of the Company’s common stock versus the total return of an index of bank stocks, are referred to as “market plus service condition vesting RSUs”. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of March 31, 2016, 670,000 options for the purchase of common shares, and 79,856 restricted stock units were outstanding, and 731,723 shares remain available for issuance, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of March 31, 2016, 268,350 options for the purchase of common shares were outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Stock option activity during the three months ended March 31, 2016 is summarized in the following table:

	Number of Shares	Option Price per Share			Weighted Average Exercise Price	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2015	948,350	$12.63	to	$25.91	$17.94
Options granted	—	—	to	—	—	—
Options exercised	(10,000)	$17.25	to	$17.25	$17.25
Options forfeited	—	—	to	—	—
Outstanding at March 31, 2016	938,350	$12.63	to	$25.91	$17.95

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of March 31, 2016:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	702,150	236,200	938,350
Weighted average exercise price	$18.10	$17.48	$17.95
Intrinsic value (in thousands)	$5,082	$1,852	$6,934
Weighted average remaining contractual term (yrs.)	3.9	6.4	4.5

The 236,200 options that are currently not exercisable as of March 31, 2016 are expected to vest, on a weighted-average basis, over the next 1.4 years, and the Company is expected to recognize $894,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2015 or the three months ended March 31, 2016.

Restricted stock unit (RSU) activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2015	46,286		32,097
RSUs granted	1,192	$25.50	—	—
RSUs added through dividend credits	281		—
RSUs released	—		—
RSUs forfeited/expired	—		—
Outstanding at March 31, 2016	47,759		32,097

The 47,759 of service condition vesting RSUs outstanding as of March 31, 2016 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The 47,759 of service condition vesting RSUs outstanding as of March 31, 2016 are expected to vest, and be released, on a weighted-average basis, over the next 1.3 years. The Company is expected to recognize $640,000 of pre-tax compensation costs related to these service condition vesting RSUs between March 31, 2016 and their vesting dates. During the three months ended March 31, 2016, the Company did not modify any service condition vesting RSUs. During 2015 the Company did not modify any service condition vesting RSUs.

The 32,097 of market plus service condition vesting RSUs outstanding as of March 31, 2016 are expected to vest, and be released, on a weighted-average basis, over the next 1.8 years. The Company is expected to recognize $396,000 of pre-tax compensation costs related to these RSUs between March 31, 2016 and their vesting dates. As of March 31, 2016, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 48,145 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2015 or 2014.

Note 21 - Noninterest Income and Expense

The components of other noninterest income were as follows (in thousands):

	Three months ended March 31,
	2016	2015
Service charges on deposit accounts	$3,365	$3,600
ATM and interchange fees	3,393	3,002
Other service fees	728	714
Mortgage banking service fees	517	534
Change in value of mortgage servicing rights	(698)	(506)

Total service charges and fees	7,305	7,344

Gain on sale of loans	803	622
Commissions on sale of non-deposit investment products	532	965
Increase in cash value of life insurance	696	675
Change in indemnification asset	(115)	(65)
Gain on sale of foreclosed assets	92	311
Sale of customer checks	119	128
Lease brokerage income	195	137
Loss on disposal of fixed assets	(31)	(84)
Other	194	147

Total other noninterest income	2,485	2,836

Total noninterest income	$9,790	$10,180

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights, totaling $(181,000) and $28,000 were recorded in service charges and fees noninterest income for the three months ended March 31, 2016 and 2015, respectively.

The components of noninterest expense were as follows (in thousands):

	Three months ended March 31,
	2016	2015
Base salaries, net of deferred loan origination costs	$12,708	$11,744
Incentive compensation	1,739	1,596
Benefits and other compensation costs	4,818	4,760

Total salaries and benefits expense	19,265	18,100

Occupancy	2,308	2,417
Equipment	1,386	1,414
Data processing and software	1,843	1,952
ATM network charges	1,006	770
Telecommunications	685	886
Postage	463	312
Courier service	271	248
Advertising	895	808
Assessments	632	651
Operational losses	164	124
Professional fees	809	1,119
Foreclosed assets expense	46	98
(Reversal of) provision for foreclosed asset losses	(11)	67
Change in reserve for unfunded commitments	—	(130)
Intangible amortization	299	289
Merger and acquisition expense	622	586
Other miscellaneous expense	3,068	2,571

Total other noninterest expense	14,486	14,182

Total noninterest expense	$33,751	$32,282

Merger and acquisition expense:
Base salaries (outside temporary help)	$187	—
Data processing and software	—	$108
Professional fees	180	120
Advertising and marketing	114	—
Other miscellaneous expense	141	358

Total merger expense	$622	$586

Note 22 - Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended March 31,
	2016	2015
Federal statutory income tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	6.3	6.9
Tax-exempt interest on municipal obligations	(1.8)	(0.4)
Increase in cash value of insurance policies	(1.4)	(1.7)
Other	—	0.8

Effective Tax Rate	38.1%	40.6%

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

	Three months ended March 31,
(In thousands)	2016	2015
Net income	$10,674	$8,336
Average number of common shares outstanding	22,783	22,727
Effect of dilutive stock options and restricted stock	263	223

Average number of common shares outstanding used to calculate diluted earnings per share	23,046	22,950

Options excluded from diluted earnings per share because the effect of these options was antidilutive	23	23
Restricted stock excluded from diluted earnings per share because the effect of these restricted stock was antidilutive	—	—

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

	Three Months Ended
	March 31,
	2016	2015
(in thousands)
Unrealized holding gains (losses) on available for sale securities before reclassifications	$6,125	$15
Amounts reclassified out of accumulated other comprehensive income-	—	—

Unrealized holding gains (losses) on available for sale securities after reclassifications	6,125	15
Tax effect	(2,575)	(6)

Unrealized holding gains (losses) on available for sale securities, net of tax	3,550	9

Change in unfunded status of the supplemental retirement plans before reclassifications	—	—
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	—	(14)
Amortization of actuarial losses	—	206

Total amounts reclassified out of accumulated other comprehensive income	—	192

Change in unfunded status of the supplemental retirement plans after reclassifications	—	192
Tax effect	—	(81)

Change in unfunded status of the supplemental retirement plans, net of tax	—	111

Change in joint beneficiary agreement liability before reclassifications	—	—
Amounts reclassified out of accumulated other comprehensive income	—	—

Change in joint beneficiary agreement liability after reclassifications	—	—
Tax effect	—	—

Change in joint beneficiary agreement liability, net of tax	—	—

Total other comprehensive gain (loss)	$3,550	$120

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
Net unrealized gains on available for sale securities	$8,270	$2,145
Tax effect	(3,477)	(902)

Unrealized holding gains on available for sale securities, net of tax	4,793	1,243

Unfunded status of the supplemental retirement plans	(5,735)	(5,735)
Tax effect	2,411	2,411

Unfunded status of the supplemental retirement plans, net of tax	(3,324)	(3,324)

Joint beneficiary agreement liability	303	303
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	303	303

Accumulated other comprehensive loss	$1,772	$(1,778)

Note 25 - Retirement Plans

401(k) Plan

The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. Prior to July 1, 2015, the Company did not contribute to the 401(k) Plan. Effective July 1, 2015, the Company initiated a discretionary matching contribution equal to 50% of participant’s elective deferrals each quarter, up to 4% of eligible compensation. The Company recorded $160,000, and $0 of salaries & benefits expense attributable to the 401(k) Plan matching contributions during the three months ended March 31, 2016 and 2015, respectively. The Company made contributions to the 401(k) Plan of $293,000 and $0 during the three months ended March 31, 2016 and 2015, respectively.

Employee Stock Ownership Plan

Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $441,000 and $368,000 during the three months ended March 31, 2016 and 2015, respectively, are included in salary expense. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans

The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $6,844,000 and $6,725,000 at March 31, 2016 and December 31, 2015, respectively. Earnings credits on deferred balances totaling $126,000 and $149,000 during the three months ended March 31, 2016 and 2015, respectively, are included in noninterest expense.

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

	Three months ended March 31,
	2016	2015
	(In thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$260	$256
Interest cost on projected benefit obligation	256	239
Amortization of net obligation at transition	—	—
Amortization of prior service cost	(10)	(14)
Recognized net actuarial loss	138	206

Net periodic pension cost	$644	$687

During the three months ended March 31, 2016 and 2015, the Company contributed and paid out as benefits $269,000 and $219,000, respectively, to participants under the plans. For the year ending December 31, 2016, the Company expects to contribute and pay out as benefits $1,104,000 to participants under the plans.

Note 26 - Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for periods indicated (in thousands):

Balance December 31, 2014	$3,132
Advances/new loans	3,098
Removed/payments	(2,029)

Balance December 31, 2015	$4,201
Advances/new loans	71
Removed/payments	(648)

Balance March 31, 2016	$3,624

Director Chrysler is a principal owner and CEO of Modern Building Inc. Modern Building Inc. provided construction services to the Company related to new and existing Bank facilities for aggregate payments of $589,000 during the three months ended March 31, 2016 and $1,030,000 during the year ended December 31, 2015.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at March 31, 2016	Total	Level 1	Level 2	Level 3
Securities available for sale:
Obligations of U.S. government corporations and agencies	$360,253	—	$360,253	—
Obligations of states and political subdivisions	114,174	—	114,174	—
Corporate debt securities	—	—	—	—
Marketable equity services	3,027	$3,027	—	—
Mortgage servicing rights	7,140	—	—	$7,140

Total assets measured at fair value	$484,594	$3,027	$474,427	$7,140

Fair value at December 31, 2015	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$313,682	—	$313,682	—
Obligations of states and political subdivisions	88,218	—	88,218	—
Corporate debt securities	—	—	—	—
Marketable equity securities	2,985	$2,985	—	—
Mortgage servicing rights	7,618	—	—	$7,618

Total assets measured at fair value	$412,503	$2,985	$401,900	$7,618

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the three months ended March 31, 2016 or the year ended December 31, 2015.

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

		Transfers	Change
	Beginning	into (out of)	Included		Ending
Three months ended March 31,	Balance	Level 3	in Earnings	Issuances	Balance
2016: Mortgage servicing rights	$7,618	—	$(698)	$220	$7,140
2015: Mortgage servicing rights	$7,378	—	$(506)	$185	$7,057

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

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2016:

	Fair Value	Valuation	Unobservable	Range,
	(in thousands)	Technique	Inputs	Weighted Average

Mortgage Servicing Rights	$7,140	Discounted cash flow	Constant prepayment rate	6.4%-20.6%, 11.6%
			Discount rate	10.0%-12.0%, 10.0%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2015:

	Fair Value	Valuation	Unobservable	Range,
	(in thousands)	Technique	Inputs	Weighted Average

Mortgage Servicing Rights	$7,618	Discounted cash flow	Constant prepayment rate	6.3%-20.5%, 9.8%
			Discount rate	10.0%-12.0%, 10.0%

The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

					Total Gains
Three months ended March 31, 2016	Total	Level 1	Level 2	Level 3	(Losses)
Fair value:
Impaired Originated & PNCI loans	$4,355	—	—	$4,355	$(828)
Foreclosed assets	1,383	—	—	1,383	—

Total assets measured at fair value	$5,738	—	—	$5,738	$(828)

					Total Gains
Year ended December 31, 2015	Total	Level 1	Level 2	Level 3	(Losses)
Fair value:
Impaired Originated & PNCI loans	$4,649	—	—	$4,649	$(660)
Foreclosed assets	1,540			1,540	(102)

Total assets measured at fair value	$6,189	—	—	$6,189	$(762)

					Total Gains
Three months ended March 31, 2015	Total	Level 1	Level 2	Level 3	(Losses)
Fair value:
Impaired Originated & PNCI loans	$3,690	—	—	$3,690	$(181)
Foreclosed assets	2,384	—	—	2,384	(64)

Total assets measured at fair value	$6,074	—	—	$6,074	$(245)

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2016:

	Fair Value	Valuation	Unobservable	Range,
	(in thousands)	Technique	Inputs	Weighted Average

Impaired Originated & PNCI loans	$4,355	Sales comparison approach	Adjustment for differences between comparable sales	(0.0)%-(5.0)%, (5.0)%
		Income approach	Capitalization rate	7.0%-7.0%, 7.0%
Foreclosed assets (Land & construction)	$—	Sales comparison approach	Adjustment for differences between comparable sales	N/A
Foreclosed assets (residential (Residential real estate)	$1,116	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(5.0)%, (5.0)%
Foreclosed assets (Commercial real estate)	$267	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(5.0)%, (5.0)%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2015:

	Fair Value	Valuation	Unobservable	Range,
	(in thousands)	Technique	Inputs	Weighted Average

Impaired Originated & PNCI loans	$4,649	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(5.0)%, (5.0)%
		Income approach	Capitalization rate	7.0%-8.0%, 7.25%
Foreclosed assets (Land & construction)	$96	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(5.0)%, (5.0)%
Foreclosed assets (residential (Residential real estate)	$1,117	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(5.0)%, (5.0)%
Foreclosed assets (Commercial real estate)	$267	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(5.0)%, (5.0)%

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$76,702	$76,702	$94,305	$94,305
Cash at Federal Reserve and other banks	312,176	312,176	209,156	209,156
Level 2 inputs:
Securities held to maturity	705,133	723,777	726,530	732,208
Restricted equity securities	16,956	N/A	16,596	N/A
Loans held for sale	2,240	2,240	1,873	1,873
Level 3 inputs:
Loans, net	2,505,159	2,590,603	2,486,926	2,555,297
Financial liabilities:
Level 2 inputs:
Deposits	3,785,040	3,784,443	3,631,266	3,630,129
Other borrowings	18,671	18,671	12,328	12,328
Level 3 inputs:
Junior subordinated debt	$56,519	45,837	$56,470	$44,527

	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Off-balance sheet:
Level 3 inputs:
Commitments	$710,706	$7,107	$705,316	$7,053
Standby letters of credit	$8,152	$82	$8,330	$83
Overdraft privilege commitments	$96,997	$970	$94,473	$945

Note 28 - TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets	March 31,	December 31,
	2016	2015
	(In thousands)
Assets
Cash and Cash equivalents	$2,686	$2,565
Investment in Tri Counties Bank	515,938	504,655
Other assets	1,702	1,714

Total assets	$520,326	$508,934

Liabilities and shareholders’ equity
Other liabilities	$371	$348
Junior subordinated debt	56,519	56,470

Total liabilities	56,890	56,818

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 22,785,173 and 22,775,173 shares, respectively	248,101	247,587
Retained earnings	213,563	206,307
Accumulated other comprehensive income (loss), net	1,772	(1,778)

Total shareholders’ equity	463,436	452,116

Total liabilities and shareholders’ equity	$520,326	$508,934

Condensed Statements of Income	Three months ended March 31,
	2016	2015
	(In thousands)
Interest expense	$535	$482
Administration expense	149	153

Loss before equity in net income of Tri Counties Bank	(684)	(635)
Equity in net income of Tri Counties Bank:
Distributed	3,680	2,120
Under distributed	7,390	6,584
Income tax benefit	288	267

Net income	$10,674	$8,336

Condensed Statements of Comprehensive Income	Three months ended March 31,
	2016	2015
	(In thousands)
Net income	$10,674	$8,336
Other comprehensive loss, net of tax:
Increase (decrease) in unrealized gains on available for sale securities arising during the period	3,550	9
Change in minimum pension liability	—	111

Other comprehensive loss	3,550	120

Comprehensive income	$14,224	$8,456

Condensed Statements of Cash Flows	Three months ended March 31,
	2016	2015
	(In thousands)
Operating activities:
Net income	$10,674	$8,336
Adjustments to reconcile net income to net cash provided by operating activities:
Under distributed equity in earnings of Tri Counties Bank	(7,390)	(6,584)
Equity compensation vesting expense	331	324
Stock option excess tax benefits	(10)	(18)
Net change in other assets and liabilities	(249)	(124)

Net cash provided by operating activities	3,356	1,934
Investing activities: None
Financing activities:
Stock option excess tax benefits	10	18
Issuance of common stock through option exercise	173	405
Repurchase of common stock	—	(27)
Cash dividends paid — common	(3,418)	(2,515)

Net cash used for financing activities	(3,235)	(2,119)

Net change in cash and cash equivalents	121	(185)

Cash and cash equivalents at beginning of year	2,565	2,229

Cash and cash equivalents at end of year	$2,686	$2,044

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

The final rules also set forth certain changes for the calculation of risk-weighted assets, which will be phased in beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. We believe that we were in compliance with the requirements applicable to us as set forth in the final rules as of January 1, 2015 and March 31, 2016.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2016, that the Company meets all capital adequacy requirements to which it is subject.

The following tables present actual and required capital ratios as of March 31, 2016 and December 31, 2015 for the Company and the Bank under Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of March 31, 2016 and December 31, 2015 based on the phased-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased In		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of March 31, 2016:
Total Capital
(to Risk Weighted Assets):
Consolidated	$480,710	15.13%	$254,246	8.00%	$333,698	10.50%	N/A	N/A
Tri Counties Bank	$478,390	15.06%	$254,110	8.00%	$333,519	10.50%	$317,637	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$441,847	13.90%	$190,684	6.00%	$270,136	8.50%	N/A	N/A
Tri Counties Bank	$439,527	13.84%	$190,582	6.00%	$269,992	8.50%	$254,110	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$389,322	12.25%	$143,013	4.50%	$222,465	7.00%	N/A	N/A
Tri Counties Bank	$439,527	13.84%	$142,937	4.50%	$222,346	7.00%	$206,464	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$441,847	10.68%	$165,442	4.00%	$165,442	4.00%	N/A	N/A
Tri Counties Bank	$439,527	10.63%	$165,438	4.00%	$165,438	4.00%	$206,798	5.00%

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased In		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

As of March 31, 2016, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as March 31, 2016 at the Company and the Bank exceed the minimum levels necessary to be considered “well capitalized”.

Note 30 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the periods indicated, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2016 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis				$269
Discount accretion PCI – other				(45)
Discount accretion PNCI				868
All other loan interest income				33,646

Total loan interest income				34,738
Debt securities, dividends and interest bearing cash at Banks (not FTE)				8,056

Total interest income				42,794
Interest expense				1,392

Net interest income				41,402
Provision for loan losses				209

Net interest income after provision for loan losses				41,193
Noninterest income				9,790
Noninterest expense				33,751

Income before income taxes				17,232
Income tax expense				6,558

Net income				$10,674

Per common share:
Net income (diluted)				$0.46

Dividends				$0.15

	2015 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$302	$445	$404	$172
Discount accretion PCI – other	1,392	1,090	907	1,274
Discount accretion PNCI	573	1,590	822	1,348
All other loan interest income	32,571	30,689	29,886	28,371

Total loan interest income	34,838	33,814	32,019	31,165
Debt securities, dividends and interest bearing cash at banks (not FTE)	7,652	7,518	7,848	6,560

Total interest income	42,490	41,332	39,867	37,725
Interest expense	1,349	1,339	1,346	1,382

Net interest income	41,141	39,993	38,521	36,343
(Benefit from) provision for loan losses	(908)	(866)	(633)	197

Net interest income after provision for loan losses	42,049	40,859	39,154	36,146
Noninterest income	11,445	11,642	12,080	10,180
Noninterest expense	34,684	31,439	32,436	32,282

Income before income taxes	18,810	21,062	18,798	14,044
Income tax expense	7,388	8,368	7,432	5,708

Net income	$11,422	$12,694	$11,366	$8,336

Per common share:
Net income (diluted)	$0.50	$0.55	$0.49	$0.36

Dividends	$0.15	$0.13	$0.13	$0.11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies during the three months ended March 31, 2016.

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

On March 18, 2016, Tri Counties Bank acquired three branches from Bank of America. The branches are located in the cities of Arcata, Eureka, and Fortuna in Humboldt County, California. The Bank paid $3,204,000 for deposit relationships with balances of $161,231,000 and loans with balances of $289,000, and received $159,520,000 in cash from Bank of America. See “Results of Operations” and “Financial Condition” below and Note 2 in Item 1 of Part I of this report, for additional discussion about this transaction.

On October 3, 2014, TriCo acquired North Valley Bancorp. As part of the acquisition, North Valley Bank, a wholly-owned subsidiary of North Valley Bancorp, merged with and into Tri Counties Bank. TriCo issued an aggregate of approximately 6.58 million shares of TriCo common stock to North Valley Bancorp shareholders, which was valued at a total of approximately $151 million based on the closing trading price of TriCo common stock on October 3, 2014 of $21.73 per share. TriCo also assumed North Valley Bancorp’s obligations with respect to its outstanding trust preferred securities. North Valley Bank was a full-service commercial bank headquartered in Redding, California. North Valley conducted a commercial and retail banking services which included accepting demand, savings, and money market rate deposit accounts and time deposits, and making commercial, real estate and consumer loans. North Valley Bank had $935 million in assets and 22 commercial banking offices in Shasta, Humboldt, Del Norte, Mendocino, Yolo, Sonoma, Placer and Trinity Counties in Northern California at June 30, 2014. On October 25, 2014, North Valley Bank’s electronic customer service and other data processing systems were converted onto Tri Counties Bank’s systems. Between January 7, 2015 and January 21, 2015, four Tri Counties Bank branches and four former North Valley Bank branches were consolidated into other Tri Counties Bank or other former North Valley Bank branches.

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

TRICO BANCSHARES

Financial Summary

(In thousands, except per share amounts; unaudited)

	Three months ended
	March 31,
	2016	2015

Net Interest Income (FTE)	$41,940	$36,440
(Provision for) benefit from reversal of provision for loan losses	(209)	(197)
Noninterest income	9,790	10,180
Noninterest expense	(33,751)	(32,282)
Provision for income taxes (FTE)	(7,096)	(5,805)

Net income	$10,674	$8,336

Earnings per share:
Basic	$0.47	$0.37
Diluted	$0.46	$0.36
Per share:
Dividends paid	$0.15	$0.11
Book value at period end	$20.34	$18.68

Average common shares outstanding	22,783	22,727
Average diluted common shares outstanding	23,046	22,950
Shares outstanding at period end	22,785	22,715

At period end:
Loans, net	$2,505,159	$2,284,828
Total assets	4,394,956	3,895,860
Total deposits	3,785,040	3,349,488
Other borrowings	18,671	9,096
Junior subordinated debt	56,519	56,320
Shareholders’ equity	$463,436	$424,833

Financial Ratios:
During the period (annualized):
Return on assets	1.01%	0.86%
Return on equity	9.25%	7.85%
Net interest margin[1]	4.33%	4.10%
Efficiency ratio[1]	65.2%	69.2%
Average equity to average assets	10.96%	10.91%
At period end:
Equity to assets	10.55%	10.90%
Total capital to risk-adjusted assets	15.13%	15.23%

[1]	Fully taxable equivalent (FTE)

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

Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended
	March 31,
	2016	2015

Net Interest Income (FTE)	$41,940	$36,440
Provision for loan losses	(209)	(197)
Noninterest income	9,790	10,180
Noninterest expense	(33,751)	(32,282)
Provision for income taxes (FTE)	(7,096)	(5,805)

Net income	$10,674	$8,336

Included in the Company’s results of operations for the three months ended March 31, 2016 is the impact of the Company’s acquisition, on March 18, 2016, of three branch offices from Bank of America that included the acquisition of deposit relationships with balances totaling $161,231,000. Interest expense associated with the acquired deposit relationships was $5,000 from March 18, 2016 to March 31, 2016, and interest income from the net cash received in the transaction was estimated to be $27,000, assuming it was invested in Fed funds at an annualized earnings rate of 0.50%. Direct noninterest income and expense related to these branches from March 18, 2016 to March 31, 2016 were $14,000 and $659,000, respectively. Included in the $659,000 of noninterest expense related to these branches for the three months ended March 31, 2016 was $10,000 of core deposit intangible amortization, and $622,000 of nonrecurring acquisition expenses such as system conversion and customer communication related expenses. Other (indirect) noninterest income and expenses related to these branches and associated deposits, such as, increased data processing expense, are not readily distinguishable on a branch by branch basis.

Also included in the Company’s results of operations for the three months ended March 31, 2016 is the impact of the sale, on March 31, 2016, of twenty-seven nonperforming loans, nine substandard performing loans, and three purchased credit impaired loans with total contractual principal balances outstanding of $31,487,000, and recorded book value, including pre-sale write downs and purchase discounts, of approximately $24,810,000. Net proceeds from the sale of these loans were $27,049,000, and resulted in additional net loan write downs of $21,000, the recovery of $1,237,000 of interest income that was previously applied to the principal balance of loans in nonaccrual status, and a gain on sale of loans of $103,000.

The twenty-seven nonperforming loans that were sold had a total recorded value of $13,058,000, and were sold for net proceeds of $14,973,000, resulting in the recovery of $575,000 of previously charged off principal balances, the recognition of $1,237,000 of interest income from interest payments previously applied to principal balances on nonaccrual loans, and a gain on sale of $103,000. The $13,058,000 recorded value of these nonperforming loans was the result of contractual principal balances outstanding of $17,169,000, less $1,578,000 of principal balances previously charged off, less $2,684,000 of interest payments previously applied to principal balances on nonaccrual loans, and the addition of $151,000 of unamortized loan purchase premiums net of unearned deferred loan fees.

The nine substandard performing loans that were sold had a total recorded value of $9,508,000, and were sold for net proceeds of $8,912,000, resulting in a net loan principal write down and charge off of $596,000. The $9,508,000 recorded value of these performing loans was the result of contractual principal balances outstanding of $10,438,000, less $930,000 of unamortized loan purchase discounts and unearned deferred loan fees.

Prior to their sale, the three loans with deteriorated credit quality acquired in a business combination were accounted for under Accounting Standards Codification Topic 310-30 using the “pooled method” of accounting for loans acquired with deteriorated credit quality. The Company classifies these types of loans in a category of loan it refers to as Purchased Credit Impaired-other (PCI-other) loans. The combined contractual principal balance of the three PCI-other loans sold on March 31, 2016 was $3,880,000, and they were sold for net proceeds of $3,164,000. The net sale proceeds of $3,164,000, along with other cash flows received on these loans during the three months ended March 31, 2016, represented a $446,000 decrease in estimated cash flows over their estimated remaining lives when compared to their previous estimated cash flows as of December 31, 2015. Previously, these three PCI-other loans were expected to be resolved by September 30, 2017. As a result of the magnitude and timing of the decrease in estimated cash flows for these three PCI-other loans, the loan pools associated with these PCI-other loans experienced an increase in interest income of $23,000 during the three months ended March 31, 2016, but are expected to realize a decrease in interest income of $469,000 over the remaining lives of the associated loan pools when compared to projected interest income under the previous (December 31, 2015) estimated cash flows for these three PCI-other loans.

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2016	2015
Interest income	$42,794	$37,725
Interest expense	(1,392)	(1,382)
FTE adjustment	538	97

Net interest income (FTE)	$41,940	$36,440

Net interest margin (FTE)	4.33%	4.10%

Purchased loan discount accretion	$1,092	$2,794
Interest income recovered from sale of loans	$1,264	—
Effect of purchased loan discount accretion on net interest margin (FTE)	0.11%	0.31%
Effect of interest income recovered from sale of loans on net interest margin (FTE)	0.13%	—

Net interest income (FTE) during the first quarter of 2016 increased $5,500,000 (15.1%) from the same period in 2015 to $41,940,000. The increase in net interest income (FTE) was due primarily to a $253,952,000 (11.1%) increase in the average balance of loans to $2,537,574,000, and a $256,228,000 (27.6%) increase in the average balance of investments to $1,184,106,000 that were partially offset by a 12 basis point decrease in the average yield on Investments-taxable from 2.71% during the three months ended March 31, 2015 to 2.59% during the three months ended March 31, 2016. The $253,952,000 increase in average loan balances from the year ago quarter was due entirely to organic growth as no loans were purchased during 2015 or the three months ended March 31, 2016. The $253,952,000 increase in average loan balances and the $256,228,000 increase in average investment balances, from the year-ago quarter, were funded by the use of cash at the Federal Reserve and other banks that in turn was substantially funded by a $266,248,000 (7.9%) increase in average balance of deposits to $3,616,618,000 compared to the year-ago quarter. The decrease in the average yield on Investments-taxable was due to declines in market yields on new investments compared to yields on existing investments. The increases in average loan and investment balances added $3,466,000 and $2,230,000, respectively, to net interest income (FTE) while the decreases in average Investments-taxable yield reduced net interest income (FTE) by $310,000, when compared to the year-ago quarter. For more information related to loan interest income, including loan purchase discount accretion, see the following Summary of Average Balances, Yields/Rates and Interest Differential and Note 30 to the consolidated financial statements at Part I, Item 1 of this report.

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

	For the three months ended
	March 31, 2016			March 31, 2015
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$2,537,574	$34,738	5.48%	$2,283,622	$31,165	5.46%
Investment securities - taxable	1,068,018	6,920	2.59%	906,366	6,135	2.71%
Investment securities - nontaxable	116,088	1,435	4.94%	21,512	258	4.80%
Cash at Federal Reserve and other banks	155,106	239	0.62%	345,603	264	0.31%

Total interest-earning assets	3,876,786	43,332	4.47%	3,557,103	37,822	4.25%
Other assets	335,602			335,373

Total assets	$4,212,388			$3,892,476

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$846,189	116	0.05%	$792,204	125	0.06%
Savings deposits	1,274,868	397	0.12%	1,156,710	357	0.12%
Time deposits	340,847	342	0.40%	353,616	417	0.47%
Other borrowings	18,264	2	0.04%	9,614	1	0.04%
Junior subordinated debt	56,494	535	3.79%	56,296	482	3.42%

Total interest-bearing liabilities	2,536,662	1,392	0.22%	2,368,440	1,382	0.23%
Noninterest-bearing deposits	1,154,714			1,047,840
Other liabilities	59,492			51,495
Shareholders’ equity	461,520			424,701

Total liabilities and shareholders’ equity	$4,212,388			$3,892,476

Net interest spread(1)			4.25%			4.02%
Net interest income and interest margin(2)		$41,940	4.33%		$36,440	4.10%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended March 31, 2016 compared with three months ended March 31, 2015
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$3,466	$107	$3,573
Investment securities	2,230	(268)	1,962
Cash at Federal Reserve and other banks	(148)	123	(25)

Total interest-earning assets	5,548	(38)	5,510

Increase (decrease) in interest expense:
Interest-bearing demand deposits	8	(17)	(9)
Savings deposits	35	5	40
Time deposits	(15)	(60)	(75)
Other borrowings	1	—	1
Junior subordinated debt	2	51	53

Total interest-bearing liabilities	31	(21)	10

Increase (decrease) in Net Interest Income	$5,517	$(17)	$5,500

Provision for Loan Losses

The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – three months ended March 31, 2016 and 2015” at Note 5 in Item 1 of Part I of this report for the components that make up the provision for loan losses for the three months ended March 31, 2016 and 2015.

The Company recorded a provision for loan losses of $209,000 during the three months ended March 31, 2016 compared to a provision for loan losses of $197,000 during the three months ended March 31, 2015. As shown in the Table labeled “Allowance for Loan Losses - three months ended March 31, 2016” at Note 5 in Item 1 of Part I of this report, all categories of loans except home equity lines and home equity loans experienced a provision for loan losses during the three months ended March 31, 2016. The level of provision, or reversal of provision, for loan losses of each loan category during the three months ended March 31, 2016 was due primarily to the increase or decrease in the required allowance for loan losses as of March 31, 2016 when compared to the required allowance for loan losses as of December 31, 2015 plus or minus net charge-offs or net recoveries during the three months ended March 31, 2016. All categories of loans except home equity lines and home equity loans experienced an increase in the required allowance for loan losses during the three months ended March 31, 2016. The increase in the required allowance for loan losses for all loan categories except home equity lines and home equity loans was due primarily to reductions in estimated cash flows and collateral values for certain impaired originated and purchased loans, while the decrease in the required allowance for loan losses for home equity lines and home equity loans was due primarily to increases in estimated collateral values for certain impaired originated and purchased loans. These increases and decreases in estimated cash flows and collateral values, and changes in historical loss factors, in part, determine the required loan loss allowance for nonperforming and performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. For details of the change in nonperforming loans during the three months ended March 31, 2016 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the three months ended March 31, 2016” under the heading “Asset Quality and Non-Performing Assets” below.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended March 31,
	2016	2015
Service charges on deposit accounts	$3,365	$3,600
ATM fees and interchange	3,393	3,002
Other service fees	728	714
Mortgage banking service fees	517	534
Change in value of mortgage servicing rights	(698)	(506)

Total service charges and fees	7,305	7,344
Gain on sale of loans	803	622
Commissions on sale of nondeposit investment products	532	965
Increase in cash value of life insurance	696	675
Change in indemnification asset	(115)	(65)
Gain on disposition of foreclosed assets	92	311
Other noninterest income	477	328

Total noninterest income	$9,790	$10,180

Noninterest income decreased $390,000 (3.8%) to $9,790,000 during the three months ended March 31, 2016 compared in the three months ended March 31, 2015. The decrease in noninterest income was due primarily to a $433,000 (44.9%) decrease commissions on nondeposit investment products to $532,000, a $235,000 (6.5%) decrease in service charges on deposit accounts to $3,365,000, a $219,000 (70.4%) decrease in gain on sale of foreclosed assets, and a $192,000 (37.9%) increase in the negative effect change in value of mortgage servicing rights to $698,000, that were partially offset by a $391,000 (13.0%) increase in ATM fees and interchange revenue to $3,393,000. The decrease in commissions on nondeposit investment products was primarily the result of relatively weak investment sales during the quarter ended March 31, 2016 that was compounded by the commissions earned during the three months ended March 31, 2015 being unusually large. The decrease in service charges on deposit was primarily due to decreases in monthly service charges and nonsufficient fund fees, both of which were primarily due to decreases in numbers of accounts compared to the year-ago quarter. Nonsufficient funds fees were also impacted by changes in customer behavior compared to the year-ago quarter. The decrease in gain on sale of foreclosed assets was due to decreased foreclosed asset sales during the quarter, and the uniqueness of individual foreclosed asset sales compared to the year-ago period. The decrease in change in value of mortgage servicing rights is primarily due to a larger increase in estimated prepayment speeds of serviced loans during the three months ended March 31, 2016 than the three months ended March 31, 2015. An increase in prepayment speeds of serviced loans results in reduced expected servicing cash flows, and thus, a lower value of such servicing rights. The increase in ATM fees and interchange revenue was primarily due to the Company’s increased focus in this area, including the introduction of new services in this area during the quarter ended March 31, 2016.

Noninterest Expense

The following table summarizes the Company’s noninterest expense for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2016	2015
Salaries and related benefits:
Base salaries, net of deferred loan origination costs	$12,708	$11,744
Incentive compensation	1,739	1,596
Benefits and other compensation costs	4,818	4,760

Total salaries and related benefits	19,265	18,100

Other noninterest expense:
Occupancy	2,308	2,417
Equipment	1,386	1,414
Data processing and software	1,843	1,952
ATM network charges	1,006	770
Telecommunications	685	886
Postage	463	312
Courier service	271	248
Advertising and marketing	895	808
Assessments	632	651
Operational losses	164	124
Professional fees	809	1,119
Foreclosed asset expense	46	98
(Benefit from) provision for foreclosed asset losses	(11)	67
Change in reserve for unfunded commitments	—	(130)
Intangible amortization	299	289
Merger and acquisition expense	622	586
Other miscellaneous expense	3,068	2,571

Total other noninterest expenses	14,486	14,182

Total noninterest expense	$33,751	$32,282

Merger and acquisition expense:
Salaries & benefits	$187	—
Data processing and software	—	$108
Professional fees	180	120
Advertising	114	—
Other miscellaneous expense	141	358

Total merger and acquisition expense	$622	$586

Average full time equivalent staff	965	966
Noninterest expense to revenue (FTE)	65.2%	69.2%

Salary and benefit expenses increased $1,165,000 (6.4%) to $19,265,000 during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Base salaries, incentive compensation and benefits & other compensation expense increased $964,000 (8.2%), 143,000 (9.0%), and 58,000 (1.2%), respectively, to $12,708,000, $1,739,000 and $4,818,000, respectively, during the three months ended March 31, 2016. The increase in base salaries was primarily due to a $594,000 (4.9%) increase in salaries to $12,644,000, and a $530,000 increase in temporary help to $546,000, that were partially offset by a $115,000 (29.1%) decrease in overtime to $280,130. The increase in salaries was primarily due to annual salary increases. The increase in temporary help was due to the use of an outside call center service to augment the Company’s own call center during the enhancement of a customer facing product.

Other noninterest expense increased $304,000 (2.1%) to $14,486,000 during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in other noninterest expense was primarily due to a $498,000 (19.4%) in miscellaneous other noninterest expense, a $236,000 (30.6%) increase in ATM network charges, a $151,000 (48.4%) increase in postage, and a $130,000 increase in provision for losses on unfunded commitments that were partially offset by a $310,000 (27.7%) decrease in professional fees, a $137,000 (3.6%) decrease in combined occupancy and equipment expenses, and a $201,000 (22.7%) decrease in telecommunications expense. The increase in miscellaneous other noninterest expense is primarily due to increased appraisal and credit report fees, debit card production expense, and donations. The increase in ATM network charges is due to increased customer usage of the Company’s ATM and interchange services. The $130,000 increase in provision for losses on unfunded commitments is due to no provision in the most recent quarter versus a $130,000 reversal of provision in the year-ago quarter. The decrease in professional fees is due mainly to reduced external audit and accounting fees as the three months ended March 31, 2015 had elevated expenses in this area from the North Valley Bancorp merger. The decreases in occupancy and equipment, and telecommunications expenses is due to the consolidation into other branches of eight branches during the three months ended March 31, 2015 related to the North Valley Bancorp merger, one branch consolidation during the three months ended June 30, 2015, and four branch consolidations during the three months ended September 30, 2015 that were partially offset by one branch opening during the three months ended September 30, 2015.

Included in the results of the Company for the three months ended March 31, 2016 was $622,000 of nonrecurring noninterest expense related to the Company’s acquisition of three bank branches from Bank of America on March 18, 2016. Included in the results of the Company for the three months ended March 31, 2015 was $586,000 of nonrecurring noninterest expense related to the Company’s merger with, and integration of, North Valley Bancorp that occurred on October 3, 2014.

Income Taxes

The effective combined Federal and State income tax rate on income was 38.6% and 40.6% for the three months ended March 31, 2016 and 2015, respectively. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate of 35.0% due to State income tax expense of $1,662,000 and $1,486,000, respectively, in these periods. Tax-exempt income of $897,000 and $161,000, respectively, from investment securities, and $696,000 and $675,000, respectively, from increase in cash value of life insurance in these periods helped to reduce the effective combined Federal and State income tax rate from the combined Federal and State statutory income tax rate of approximately 42.0%.

Financial Condition

Investment Securities

Investment securities available for sale increased $72,569,000 to $477,454,000 as of March 31, 2016, as compared to December 31, 2015. This increase is attributable to purchases of $77,045,000, maturities and principal repayments of $10,052,000, an increase in fair value of investments securities available for sale of $6,125,000 and amortization of net purchase price premiums of $549,000.

The following table presents the available for sale investment securities portfolio by major type as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(In thousands)	Fair Value	%	Fair Value	%
Securities available for sale:
Obligations of U.S. government corporations and agencies	$360,253	75.5%	$313,682	77.5%
Obligations of states and political subdivisions	114,174	23.9%	88,218	21.8%
Marketable equity securities	3,027	0.6%	2,985	0.7%

Total securities available for sale	$477,454	100.0%	$404,885	100.0%

Investment securities held to maturity decreased $21,397,000 to $705,133,000 as of March 31, 2016, as compared to December 31, 2015. This decrease is attributable to principal repayments of $20,815,000, and amortization of net purchase price premiums of $582,000.

The following table presents the held to maturity investment securities portfolio by major type as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(In thousands)	Cost Basis	%	Cost Basis	%
Securities held to maturity:
Obligations of U.S. government corporations and agencies	$690,592	97.9%	$711,994	98.0%
Obligations of states and political subdivisions	14,541	2.1%	14,536	2.0%

Total securities held to maturity	$705,133	100.0%	$726,530	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements at Item 1 of Part I of this report.

Restricted Equity Securities

Restricted equity securities were $16,956,000 at March 31, 2016 and $16,956,000 at December 31, 2015. The entire balance of restricted equity securities at March 31, 2015 and December 31, 2014 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

(In thousands)	March 31, 2016	December 31, 2015
Real estate mortgage	$1,828,988	$1,811,832
Consumer	387,001	395,283
Commercial	196,557	194,913
Real estate construction	129,001	120,909

Total loans	$2,541,547	$2,522,937

At March 31, 2016 loans, including net deferred loan costs, totaled $2,541,547,000 which was a $18,610,000 (0.74%) increase over the balances at December 31, 2015. Demand for all categories of loans was moderate during the three months ended March 31, 2016.

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	March 31, 2016	December 31, 2015
Real estate mortgage	72.0%	71.8%
Consumer	15.2%	15.7%
Commercial	7.7%	7.7%
Real estate construction	5.1%	4.8%

Total loans	100.0%	100.0%

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

Interest income on originated nonaccrual loans that would have been recognized during the months ended March 31, 2016 and 2015, if all such loans had been current in accordance with their original terms, totaled $287,000 and $698,000, respectively. Interest income actually recognized on these originated loans during the three months ended March 31, 2016 and 2015 was $19,000 and $47,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended March 31, 2016 and 2015, if all such loans had been current in accordance with their original terms, totaled $87,000 and $80,000, respectively. Interest income actually recognized on these PNCI loans during the three months ended March 31, 2016 and 2015 was $1,000 and $9,000.

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

(In thousands)	March 31, 2016	December 31, 2015
Performing nonaccrual loans	$21,201	$31,033
Nonperforming nonaccrual loans	2,833	6,086

Total nonaccrual loans	24,034	37,119
Originated and PNCI loans 90 days past due and still accruing	—	—

Total nonperforming loans	24,034	37,119
Noncovered foreclosed assets	4,471	5,369
Covered foreclosed assets	—	—

Total nonperforming assets	$28,505	$42,488

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$6	$28
Indemnified portion of covered foreclosed assets	—	—
Nonperforming assets to total assets	0.65%	1.01%
Nonperforming loans to total loans	0.95%	1.47%
Allowance for loan losses to nonperforming loans	151%	97%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.62%	2.69%

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

	March 31, 2016
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$10,430	$3,514	$4,772	$2,485	$21,201
Nonperforming nonaccrual loans	2,230	579	24	—	2,833

Total nonaccrual loans	12,660	4,093	4,796	2,485	24,034
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	12,660	4,093	4,796	2,485	24,034
Noncovered foreclosed assets	3,322	—	—	1,149	4,471
Covered foreclosed assets	—	—	—	—	—

Total nonperforming assets	$15,982	$4,093	$4,796	$3,634	$28,505

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$6	—	—	—	$6
Indemnified portion of covered foreclosed assets	—	—	—	—	—
Nonperforming assets to total assets	0.36%	0.09%	0.11%	0.08%	0.65%
Nonperforming loans to total loans	0.62%	0.89%	100.52%	8.78%	0.95%
Allowance for loan losses to nonperforming loans	246%	54%	2%	116%	151%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.79%	3.23%	61.50%	23.83%	2.62%

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

	December 31, 2015
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$18,483	$3,747	$5,055	$3,748	$31,033
Nonperforming nonaccrual loans	4,341	1,651	24	70	6,086

Total nonaccrual loans	22,824	5,398	5,079	3,818	37,119
Originated loans 90 days past due and still accruing	—	—	—	—	—
Total nonperforming loans	22,824	5,398	5,079	3,818	37,119

Noncovered foreclosed assets	4,195	—	—	1,174	5,369
Covered foreclosed assets	—	—	—	—	—

Total nonperforming assets	$27,019	$5,398	$5,079	$4,992	$42,488

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$28	—	—	—	$28
Indemnified portion of covered foreclosed assets	—	—	—	—	—

Nonperforming assets to total assets	0.64%	0.13%	0.12%	0.12%	1.01%
Nonperforming loans to total loans	1.15%	1.09%	100.00%	10.87%	1.47%
Allowance for loan losses to nonperforming loans	137%	34%	2%	73%	97%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.90%	3.11%	60.92%	18.49%	2.69%

Changes in nonperforming assets during the three months ended March 31, 2016

(In thousands):	Balance at March 31, 2016	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2015
Real estate mortgage:
Residential	$3,906	$380	$1	$(140)	$(37)	—	—	$3,702
Commercial	7,561	1,038	39	(13,974)	(793)	—	—	21,251
Consumer
Home equity lines	8,802	460	253	(423)	(214)	(416)	(74)	9,216
Home equity loans	1,506	60	—	(42)	—	—	74	1,414
Other consumer	43	79	1	(6)	(86)	—	—	55
Commercial (C&I)	2,204	1,310	—	(47)	(38)	—	—	979
Construction:
Residential	12	—	—	—	—	—	—	12
Commercial	—	—	—	(490)	—	—	—	490

Total nonperforming loans	24,034	3,327	294	(15,122)	(1,168)	(416)	—	37,119
Foreclosed assets	4,471	—	—	(1,325)	11	416	—	5,369

Total nonperforming assets	$28,505	$3,327	$294	$(16,447)	$(1,157)	—	—	$42,488

Nonperforming assets decreased during the first quarter of 2016 by $13,983,000 (32.9%) to $28,505,000 at March 31, 2016 compared to $42,488,000 at December 31, 2015. The decrease in nonperforming assets during the first quarter of 2016 was primarily the result of sales or upgrades of nonperforming loans to performing status totaling $15,122,000, dispositions of foreclosed assets totaling $1,325,000, and loan charge-offs of $1,168,000, that were partially offset by new nonperforming loans of $3,327,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $294,000, and an increase in foreclosed asset valuation of $11,000, the net result of $60,000 of write-downs and $71,000 of positive adjustments to foreclosed asset valuations.

On March 31, 2016, the Company sold 27 nonperforming loans with total recorded value of $13,058,000 for net proceeds of $14,973,000, resulting in the recovery of $575,000 of previously charged off principal balances, the recognition of $1,237,000 of interest income from interest payments previously applied to principal balances on nonaccrual loans, and a gain on sale of $103,000. The $13,058,000 recorded value of these nonperforming loans was the result of contractual principal balances outstanding of $17,169,000, less $1,578,000 of principal balances previously charged off, less $2,684,000 of interest payments previously applied to principal balances on nonaccrual loans, and the addition of $151,000 of unamortized loan purchase premiums net of unearned deferred loan fees.

Of the 27 nonperforming loans sold during the quarter, one was a commercial real estate loan with a recorded value of $94,000 secured by unimproved real estate in northern California, one was a commercial real estate loan with a recorded value of $630,000 secured by multifamily real estate in northern California, one was a commercial real estate loan with a recorded value of $78,000 secured by a commercial office building in central California, six were commercial real estate loans with a total recorded value of $5,897,000 secured by commercial retail buildings in northern California, seven were commercial real estate loans with a total recorded value of $4,393,000 secured by commercial warehouse buildings in central California, three were commercial real estate loans with a total recorded value of $478,000 secured by commercial manufacturing buildings in central California, one was a commercial real estate loan with a recorded value of $162,000 secured by a commercial manufacturing building in northern California, one was a commercial real estate loan with a recorded value of $516,000 secured by a fitness center in northern California, two were commercial real estate loans with a total recorded value of $659,000 secured by hospitality real estate in northern California, two were commercial real estate loans with a total recorded value of $144,000 secured by multi-use properties in northern California, one was a home equity line of credit with a recorded value of $1,000 secured by a single family residence in central California, and one was a commercial and industrial loan with a recorded value of $6,000 secured by miscellaneous non real estate business assets in central California.

The $3,327,000 in new nonperforming loans during the first quarter of 2016 was comprised of increases of $380,000 on three residential real estate loans, $1,038,000 on seven commercial real estate loans, $520,000 on seven home equity lines and loans, $79,000 on 10 consumer loans, and $1,310,000 on four C&I loans.

The $380,000 in new nonperforming residential real estate loans was primarily comprised of a single loan in the amount of $343,000 secured by a single family residence in northern California.

The $1,038,000 in new nonperforming commercial real estate loans was primarily made up of one loan in the amount of $491,000 secured by a commercial manufacturing property in northern California.

The $1,310,000 in new nonperforming commercial and industrial loan was primarily comprised of a single loan in the amount of $1,273,000 secured by various non-real estate business assets in northern California. Related charge-offs are discussed below.

Loan charge-offs during the three months ended March 31, 2016

In the first quarter of 2016, the Company recorded $1,168,000 in loan charge-offs and $120,000 in deposit overdraft charge-offs less $1,364,000 in loan recoveries and $92,000 in deposit overdraft recoveries resulting in $168,000 of net recoveries. Primary causes of the loan charges taken in the first quarter of 2016 were gross charge-offs of $37,000 on two residential real estate loans, $793,000 on 14 commercial real estate loans, $214,000 on four home equity lines and loans, $86,000 on 12 other consumer loans, and $38,000 on five C&I loans.

The $793,000 in charge-offs the bank incurred in its commercial real estate portfolio was primarily the result of $495,000 in charge-offs incurred on a single relationship secured by commercial office and single family real estate properties in central California. The remaining $298,000 was spread over 10 loans spread throughout the Company’s footprint.

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

The Components of the Allowance for Loan Losses

The following table sets forth the allowance for loan losses as of the dates indicated:

(dollars in thousands)	March 31, 2016	December 31, 2015
Allowance for originated and PNCI loan losses:
Specific allowance	$3,720	$2,890
Formula allowance	20,141	20,603
Environmental factors allowance	9,529	9,625

Allowance for originated and PNCI loan losses	33,390	33,118
Allowance for PCI loan losses	2,998	2,893
Allowance for loan losses	$36,388	$36,011

Allowance for loan losses to loans	1.43%	1.43%

For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Provision for Loan Losses” at “Results of Operations” and “Allowance for Loan Losses” above. Based on the current conditions of the loan portfolio, management believes that the $36,388,000 allowance for loan losses at March 31, 2016 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

(in thousands)	March 31, 2016	December 31, 2015
Real estate mortgage	$14,660	$13,950
Consumer	13,705	15,079
Commercial	6,139	5,271
Real estate construction	1,884	1,711

Total allowance for loan losses	$36,388	$36,011

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

	March 31, 2016	December 31, 2015
Real estate mortgage	40.2%	38.7%
Consumer	37.7%	41.9%
Commercial	16.9%	14.6%
Real estate construction	5.2%	4.8%

Total allowance for loan losses	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses as a percentage of the total loans for each loan category as of the dates indicated:

	March 31, 2016	December 31, 2015

Real estate mortgage	0.80%	0.77%
Consumer	3.54%	3.81%
Commercial	3.12%	2.70%
Real estate construction	1.46%	1.42%

Total allowance for loan losses	1.43%	1.43%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2016	2015
Allowance for loan losses:
Balance at beginning of period	$36,011	$36,585
Provision for loan losses	209	197
Loans charged off:
Real estate mortgage:
Residential	(37)	(81)
Commercial	(793)	—
Consumer:
Home equity lines	(214)	(341)
Home equity loans	—	(11)
Auto indirect	—	—
Other consumer	(207)	(268)
Commercial	(38)	(534)
Construction:
Residential	—	—
Commercial	—	—

Total loans charged off	(1,289)	(1,235)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	2	1
Commercial	817	96
Consumer:
Home equity lines	281	119
Home equity loans	49	3
Auto indirect	9	20
Other consumer	121	152
Commercial	177	87
Construction:
Residential	—	11
Commercial	1	19

Total recoveries of previously charged off loans	1,457	508

Net (charge-offs) recoveries	168	(727)

Balance at end of period	$36,388	$36,055

	Three months ended March 31,
	2016	2015
Reserve for unfunded commitments:
Balance at beginning of period	$2,475	$2,145
Benefit from reversal of provision for losses – unfunded commitments	—	(130)

Balance at end of period	$2,475	$2,015

Balance at end of period:
Allowance for loan losses	$36,388	$36,055
Reserve for unfunded commitments	2,475	2,015

Allowance for loan losses and Reserve for unfunded commitments	$38,863	$38,070

As a percentage of total loans at end of period:
Allowance for loan losses	1.43%	1.55%
Reserve for unfunded commitments	0.10%	0.09%

Allowance for loan losses and Reserve for unfunded commitments	1.53%	1.64%

Average total loans	$2,537,574	$2,283,622
Ratios (annualized):
Net charge-offs (recoveries) during period to average loans outstanding during period	(0.03)%	0.13%
Provision for (benefit from) loan losses to average loans outstanding during period	0.03%	0.03%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the period indicated (dollars in thousands):

(dollars in thousands):	Balance at March 31, 2016	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2015
Noncovered:
Land & Construction	$1,602	—	—	$(889)	—	—	—	$2,491
Residential real estate	1,926	—	—	(288)	$11	$416	—	1,787
Commercial real estate	943	—	—	(148)	—	—	—	1,091

Total noncovered	4,471	—	—	(1,325)	11	416	—	5,369

Covered:
Land & Construction	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	—	—	—	—	—	—	—	—

Total foreclosed assets	$4,471	—	—	$(1,325)	$11	$416	—	$5,369

Premises and Equipment

Premises and equipment were comprised of:

(In thousands)	March 31, 2016	December 31, 2015
Land & land improvements	$11,051	$8,909
Buildings	46,245	38,643
Furniture and equipment	27,130	31,081

	84,426	78,633
Less: Accumulated depreciation	(33,053)	(35,518)

	51,373	43,115
Construction in progress	149	696

Total premises and equipment	$51,522	$43,811

During the three months ended March 31, 2016, premises and equipment increased $7,711,000 due to purchases of $9,014,000, that were partially offset by depreciation of $1,271,000 and disposals of premises and equipment with net book value of $32,000.

Intangible Assets

Intangible assets at were comprised of the following as of the dates indicated:

(In thousands)	March 31, 2016	December 31, 2015
Core-deposit intangible	$7,641	$5,894
Goodwill	64,311	63,462

Total intangible assets	$71,952	$69,356

The core-deposit intangible assets resulted from the Bank’s acquisition of three bank branches from Bank of America on March 18, 2016, North Valley Bancorp in 2014, Citizens in 2011, and Granite in 2010. The goodwill intangible asset includes $849,000 from the acquisition of three bank branches from Bank of America on March 18, 2016, $47,943,000 from the North Valley Bancorp acquisition in 2014, and $15,519,000 from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $299,000 and $289,000 was recorded during the three months ended March 31, 2016 and 2015, respectively.

Investment in Low Income Housing Tax Credit Funds

During the three months ended March 31, 2016, the Company’s investment in low income housing tax credit funds, recorded in other assets, increased $9,915,000 to $14,138,000 as the Company made three new investments in low income housing tax credit funds bringing the total number of such investment to five. Associated with these new investments in low income housing tax credit funds was a $9,798,000 increase in low income housing tax credit fund commitments to $13,128,000. This commitment for low income housing tax credit funds is recorded in other liabilities.

Deposits

Deposits at March 31, 2016 increased $153,774,000 (4.23%) over the 2015 year-end balances to $3,785,040,000. All categories of deposits were up at March 31, 2016 when compared to December 31, 2016. Included in the March 31, 2016 and December 31, 2015 certificate of deposit balances are $50,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank.

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

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. During the three months ended March 31, 2016, the Company did not repurchase any shares under this plan. This plan has no stated expiration date for the repurchases. As of March 31, 2016, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $463,436,000 at March 31, 2016. This amount represents an increase of $11,320,000 (2.5%) from December 31, 2015, the net result of comprehensive income for the period of $14,224,000, and the effect of equity compensation vesting and tax benefits of $341,000, and the exercise of stock options of $173,000, that were partially offset by dividends paid of $3,418,000. The Company’s ratio of equity to total assets was 10.5% and 10.7% as of March 31, 2016 and December 31, 2015, respectively.

The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	March 31, 2016		December 31, 2015
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total capital	15.13%	8.00%	15.09%	8.00%
Tier I capital	13.90%	6.00%	13.86%	4.00%
Common equity Tier 1 capital	12.25%	4.50%	12.27%	4.50%
Leverage	10.68%	4.00%	10.79%	4.00%

See Note 19 and Note 29 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

Liquidity

The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At March 31, 2016, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $787,215,000, or 17.9% of total assets, representing an increase of $149,529,000 (23.5%) from 637,686,000, or 15.1% of total assets at December 31, 2015. This increase in cash and securities available for sale is due mainly to an increase in deposits that was in excess of an increase in loans during the three months ended March 31, 2016. In addition, the Company generates additional liquidity from its operating activities. The Company’s profitability during the first three months of 2016 generated cash flows from operations of $4,101,000 compared to $12,961,000 during the first three months of 2015. Maturities of investment securities produced cash inflows of $30,866,000 during the three months ended March 31, 2016 compared to $24,754,000 for the three months ended March 31, 2015. During the three months ended March 31, 2016, the Company invested in securities totaling $77,045,000 and net loan principal increases of $45,515,000 compared to $293,435,000 invested in securities and $40,331,000 net loan principal increases, respectively, during the first three months of 2015. Proceeds from the sale of loans other than loans originated for sale accounted for $27,049,000 of investing sources of funds during the three months ended March 31, 2016. Proceeds from the sale of foreclosed assets accounted for $1,417,000 and $806,000 of investing sources of funds during the three months ended March 31, 2016 and 2015, respectively. The acquisition of three bank branches, and the assumption of $161,231,000 of associated deposit balances, from Bank of America on March 18, 2016, accounted for $156,316,000 of investing sources of funds during the three months ended March 31, 2016. These changes in investment and loan balances, proceeds from sale of foreclosed assets, and the acquisition of branches and associated deposits, contributed to net cash provided by investing activities of $85,665,000 during the three months ended March 31, 2016, compared to net cash used by investing activities of $309,227,000,000 during the three months ended March 31, 2015. Financing activities used net cash of $4,349,000 during the three months ended March 31, 2016, compared to net cash used by financing activities of $33,234,000 during the three months ended March 31, 2015. Deposit balance decreases, net of the deposits assumed in the acquisition of bank branches on March 18, 2016, accounted for $7,457,000 of financing uses of funds during the three months ended March 31, 2016, compared to $30,935,000 of financing uses of funds during the three months ended March 31, 2015. Net changes in other borrowings provided $6,343,000 of financing sources of funds during the three months ended March 31, 2016, compared to $180,000 of financing uses of funds during the three months ended March 31, 2015. Dividends paid used $3,418,000 and $2,515,000 of cash during the three months ended March 31, 2016 and 2015, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2016 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2015

Item 4.	Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

During the three months ended March 31, 2016, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2015 which are incorporated by reference herein. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2016:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number shares that may yet be purchased under the plans or programs(2)
Jan. 1-31, 2016	—	—	—	333,400
Feb. 1-29, 2016	34,257	$24.67	—	333,400
Mar. 1-31, 2016	—	—	—	333,400

Total	34,257	$24.67	—	333,400

(1)	Includes shares purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 19 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.
(2)	Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.

Item 6 – Exhibits

Exhibit No.	Exhibit

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed June 3, 2010).

2.2	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Citizens Bank of Northern California, Nevada City, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of September 23, 2011, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed September 27, 2011).

2.3	Agreement and Plan of Merger and Reorganization by and between TriCo and North Valley Bancorp dated January 21, 2014 (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed January 21, 2014).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 17, 2009).

3.2	Bylaws of TriCo, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).

4.1	Instruments defining the rights of holders of the long-term debt securities of the TriCo and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. TriCo hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1*	Form of Change of Control Agreement dated as of July 17, 2013, among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, Richard O’Sullivan, Thomas Reddish, and Ray Rios (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).

10.2*	TriCo’s 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063)).

10.3*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.4*	TriCo’s 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.5*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

Item 6 – Exhibits (continued)

10.6*	Transaction Bonus Agreement between TriCo Bancshares and Richard P. Smith dated as of August 7, 2014 (incorporated by reference to Exhibit 10.4 to TriCo’s Form 8-K filed on August 13, 2014).

10.7*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.8*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.9*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.10*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.12*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.13*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.14*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.15*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.18*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.19*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.20*	Form of Stock Option Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed May 25, 2010).

10.21*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Employee Executives pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.22*	Form of Restricted Stock Unit Agreement and Grant Notice for Directors pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.23*	Form of 2014 Performance Award Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to TriCo’s Current Report on Form 8-K filed August 13, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES (Registrant)

Date: May 10, 2016	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer
(Principal accounting and financial officer)