Form 10-Q
period 2016-06-30
TRICO BANCSHARES /
filed 2016-08-09
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: June 30, 2016

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

Common stock, no par value: 22,822,325 shares outstanding as of August 5, 2016

TriCo Bancshares

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the “Company” or “we”) that are subject to the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current knowledge and belief of the Company’s management (“Management”) and include information concerning the Company’s possible or assumed future financial condition and results of operations. When you see any of the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions, it may mean the Company is making forward-looking statements. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A of this report for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those suggested by any forward-looking statement made in this report. Such Form 10-K and this report should be read in their entirety to put any forward-looking statements in context and to gain a more complete understanding of the risks and uncertainties involved in the Company’s business. Any forward-looking statement may turn out to be wrong and cannot be guaranteed. The Company does not intend to update any forward-looking statement after the date of this report.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At June 30, 2016	At December 31, 2015
	(in thousands, except share data)
Assets:
Cash and due from banks	$88,157	$94,305
Cash at Federal Reserve and other banks	128,629	209,156

Cash and cash equivalents	216,786	303,461
Investment securities:
Available for sale	529,017	404,885
Held to maturity	674,412	726,530
Restricted equity securities	16,956	16,956
Loans held for sale	2,904	1,873
Loans	2,653,630	2,522,937
Allowance for loan losses	(35,509)	(36,011)

Total loans, net	2,618,121	2,486,926
Foreclosed assets, net	3,842	5,369
Premises and equipment, net	51,728	43,811
Cash value of life insurance	94,572	94,560
Accrued interest receivable	11,602	10,786
Goodwill	64,311	63,462
Other intangible assets, net	7,282	5,894
Mortgage servicing rights	6,720	7,618
Other assets	54,239	48,591

Total assets	$4,352,492	$4,220,722

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,181,702	$1,155,695
Interest-bearing	2,559,694	2,475,571

Total deposits	3,741,396	3,631,266
Accrued interest payable	727	774
Reserve for unfunded commitments	2,883	2,475
Other liabilities	57,587	65,293
Other borrowings	19,464	12,328
Junior subordinated debt	56,567	56,470

Total liabilities	3,878,624	3,768,606

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
22,822,325 at June 30, 2016	249,860
22,775,173 at December 31, 2015		247,587
Retained earnings	217,935	206,307
Accumulated other comprehensive income, net of tax	6,073	(1,778)

Total shareholders’ equity	473,868	452,116

Total liabilities and shareholders’ equity	$4,352,492	$4,220,722

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Interest and dividend income:
Loans, including fees	$34,338	$32,019	$69,076	$63,184
Investment securities:
Taxable	6,535	6,403	13,080	12,202
Tax exempt	975	324	1,872	485
Dividends	410	977	785	1,313
Interest bearing cash at Federal Reserve and other banks	332	144	571	408

Total interest and dividend income	42,590	39,867	85,384	77,592

Interest expense:
Deposits	881	854	1,736	1,753
Other borrowings	3	1	5	2
Junior subordinated debt	546	491	1,081	973

Total interest expense	1,430	1,346	2,822	2,728

Net interest income	41,160	38,521	82,562	74,864

Benefit from reversal of provision for loan losses	(773)	(633)	(564)	(436)

Net interest income after benefit from reversal of provision for loan losses	41,933	39,154	83,126	75,300

Noninterest income:
Service charges and fees	8,099	8,848	15,404	16,192
Gain on sale of loans	889	837	1,692	1,459
Commissions on sale of non-deposit investment products	611	784	1,143	1,749
Increase in cash value of life insurance	681	675	1,377	1,350
Other	965	936	1,419	1,510

Total noninterest income	11,245	12,080	21,035	22,260

Noninterest expense:
Salaries and related benefits	20,045	17,242	39,310	35,342
Other	18,222	15,194	32,708	29,376

Total noninterest expense	38,267	32,436	72,018	64,718

Income before income taxes	14,911	18,798	32,143	32,842

Provision for income taxes	5,506	7,432	12,064	13,140

Net income	$9,405	$11,366	$20,079	$19,702

Earnings per share:
Basic	$0.41	$0.50	$0.88	$0.87
Diluted	$0.41	$0.49	$0.87	$0.86

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net income	$9,405	$11,366	$20,079	$19,702
Other comprehensive income, net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	4,157	(2,754)	7,707	(2,745)
Change in minimum pension liability	148	111	148	222
Change in joint beneficiary agreement liability	(4)	—	(4)	—

Other comprehensive income (loss)	4,301	(2,643)	7,851	(2,523)

Comprehensive income	$13,706	$8,723	$27,930	$17,179

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total

Balance at December 31, 2014	22,714,964	$244,318	$176,057	$(2,203)	$418,172
Net income			19,702		19,702
Other comprehensive loss				(2,523)	(2,523)
Stock option vesting		419			419
RSU vesting		202			202
PSU vesting		77			77
Stock options exercised	64,000	1,236			1,236
Tax effect of stock option exercise		30			30
Repurchase of common stock	(29,441)	(317)	(381)		(698)
Dividends paid ($0.24 per share)			(5,473)		(5,473)

Balance at June 30, 2015	22,749,523	$245,965	$189,905	$(4,726)	$431,144

Balance at December 31, 2015	22,775,173	$247,587	$206,307	$(1,778)	$452,116
Net income			20,079		20,079
Other comprehensive income				7,851	7,851
Stock option vesting		311			311
RSU vesting		261			261
PSU vesting		125			125
Stock options exercised	127,200	2,814			2,814
RSUs released	16,948
Tax effect of stock option exercise		(192)			(192)
Tax effect of RSU release		10			10
Repurchase of common stock	(96,996)	(1,056)	(1,610)		(2,666)
Dividends paid ($0.30 per share)			(6,841)		(6,841)

Balance at June 30, 2016	22,822,325	$249,860	$217,935	$6,073	$473,868

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the six months ended June 30,
	2016	2015
Operating activities:
Net income	$20,079	$19,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	3,245	3,090
Amortization of intangible assets	658	578
Benefit from reversal of provision for loan losses	(564)	(436)
Amortization of investment securities premium, net	2,334	1,645
Originations of loans for resale	(58,952)	(55,669)
Proceeds from sale of loans originated for resale	59,009	55,656
Gain on sale of loans	(1,692)	(1,459)
Change in market value of mortgage servicing rights	1,399	(15)
Provision for losses on foreclosed assets	32	241
Gain on sale of foreclosed assets	(149)	(426)
Loss on disposal of fixed assets	39	83
Increase in cash value of life insurance	(1,377)	(1,350)
Life insurance proceeds in excess of cash value	(238)	—
Equity compensation vesting expense	697	698
Tax effect of equity compensation exercise or release	182	(30)
Change in:
Reserve for unfunded commitments	408	(20)
Interest receivable	(816)	(789)
Interest payable	(47)	(181)
Other assets and liabilities, net	(629)	4,249

Net cash from operating activities	23,618	25,567

Investing activities:
Proceeds from maturities of securities available for sale	26,359	13,941
Proceeds from maturities of securities held to maturity	50,963	45,078
Purchases of securities available for sale	(155,444)	(220,383)
Purchases of securities held to maturity	—	(146,100)
Loan origination and principal collections, net	(135,638)	(112,372)
Loans purchased	(22,503)	—
Proceeds from sale of loans other than loans originated for sale	27,049	—
Improvement of foreclosed assets	—	(511)
Proceeds from sale of other real estate owned	2,497	1,033
Proceeds from sale of premises and equipment	1	2
Purchases of premises and equipment	(9,053)	(1,293)
Cash acquired in acquisition	156,316	—

Net cash used by investing activities	(59,453)	(420,605)

Financing activities:
Net decrease in deposits	(51,101)	(38,741)
Net change in other borrowings	7,136	(2,541)
Tax effect of equity compensation exercise or release	(182)	30
Repurchase of common stock	(335)	(31)
Dividends paid	(6,841)	(5,473)
Exercise of stock options	483	569

Net cash used by financing activities	(50,840)	(46,187)

Net change in cash and cash equivalents	(86,675)	(441,225)

Cash and cash equivalents and beginning of year	303,461	610,728

Cash and cash equivalents at end of period	$216,786	$169,503

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$13,298	$(4,737)
Loans transferred to foreclosed assets	$853	$1,649
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	$2,331	$667
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$2,869	$2,909
Cash paid for income taxes	$12,540	$7,395
Assets acquired in acquisition	$161,231	—
Liabilities assumed in acquisition	$161,231	—

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

TriCo Bancshares (the “Company” or “we”) is a California corporation organized to act as a bank holding company for Tri Counties Bank (the “Bank”). The Company and the Bank are headquartered in Chico, California. The Bank is a California-chartered bank that is engaged in the general commercial banking business in 26 California counties. Tri Counties Bank currently operates from 58 traditional branches and 10 in-store branches. The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by TriCo and three acquired with the acquisition of North Valley Bancorp. See Note 17 – Junior Subordinated Debt.

The unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management (“Management”), all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation of results for the interim periods presented have been included. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,699,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2016.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. During the six months ended June 30, 2016 and throughout 2015, the Company did not have any securities classified as trading.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is more likely than not that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the six months ended June 30, 2016 and throughout 2015.

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

Low Income Housing Tax Credits

The Company accounts for low income housing tax credits and the related qualified affordable housing projects using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Upon entering into a qualified affordable housing project, the Company records, in other liabilities, the entire amount that it has agreed to invest in the project, and an equal amount, in other assets, representing its investment in the project. As the Company disburses cash to satisfy its investment obligation, other liabilities are reduced. Over time, as the tax credits and other tax benefits of the project are realized by the Company, the investment recorded in other assets is reduced using the proportional amortization method.

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

Recent Accounting Pronouncements

FASB issued Accounting Standard Update (ASU) No. 2016-9, Compensation – Stock Compensation (Topic 718). ASU 2016-9, among other things, requires: (i) that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement, (ii) the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, (iii) an entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period, (iv) excess tax benefits should be classified along with other income tax cash flows as an operating activity, (v) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, (vi) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions, and (vii) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. ASU 2016-9 will be effective for the Company on January 1, 2017 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): ASU 2016-13 is the final guidance on the new current expected credit loss (‘‘CECL’’) model. ASU 2016-13, among other things, requires the incurred loss impairment methodology in current GAAP be replaced with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (‘‘HTM’’) debt securities. ASU 2016-13 amends the accounting for credit losses on available-for-sale securities (‘‘AFS’’), whereby credit losses will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, ASU 2016-13 requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization’s portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. ASU 2016-13 allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). ASU 2016-13 will be effective for Company on January 1, 2020, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-13 on the Company’s consolidated financial statements.

Note 2 - Business Combinations

On March 18, 2016, the Bank completed its acquisition of three branch banking offices from Bank of America originally announced October 28, 2015. The acquired branches are located in Arcata, Eureka and Fortuna in Humboldt County on the North Coast of California, and have significant overlap when compared to the Company’s then-existing Northern California customer base and branch locations. As a result, these branch acquisitions create potential cost savings and future growth potential. With the levels of capital at the time, the acquisitions fit well into the Company’s growth strategy. Also on March 18, 2016, the electronic customer service and other data processing systems of the acquired branches were converted into Tri Counties Bank’s systems, and the effect of revenue and expenses from the operations of the acquired branches are included in the results of the Company. The Bank paid $3,204,000 for deposit relationships with balances of $161,231,000 and loans with balances of $289,000, and received cash of $159,520,000 from Bank of America.

The assets acquired and liabilities assumed in the acquisition of these branches were accounted for in accordance with ASC 805 “Business Combinations,” using the acquisition method of accounting and were recorded at their estimated fair values on the March 18, 2016 acquisition date, and the results of operations of the acquired branches are included in the Company’s consolidated statements of income since that date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired branches. $849,000 of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a purchase of assets and assumption of liabilities for tax purposes.

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

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$398,811	$10,175	—	$408,986
Obligations of states and political subdivisions	111,763	5,221	—	116,984
Marketable equity securities	3,000	47	—	3,047

Total securities available for sale	$513,574	$15,443	—	$529,017

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$659,867	$24,532	—	$684,399
Obligations of states and political subdivisions	14,545	655	—	15,200

Total securities held to maturity	$674,412	$25,187	—	$699,599

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$312,917	$2,761	$(1,996)	$313,682
Obligations of states and political subdivisions	86,823	1,428	(33)	88,218
Marketable equity securities	3,000	—	(15)	2,985

Total securities available for sale	$402,740	$4,189	$(2,044)	$404,885

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$711,994	$8,394	$(2,882)	$717,506
Obligations of states and political subdivisions	14,536	277	(110)	14,703

Total securities held to maturity	$726,530	$8,671	$(2,992)	$732,209

No investment securities were sold during the six months ended June 30, 2016 or the six months ended June 30, 2015. Investment securities with an aggregate carrying value of $277,023,000 and $297,547,000 at June 30, 2016 and December 31, 2015, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at June 30, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2016, obligations of U.S. government corporations and agencies with a cost basis totaling $1,058,678,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At June 30, 2016, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 3.9 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Investment Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$1	$1	—	—
Due after one year through five years	12,246	12,748	$1,161	$1,201
Due after five years through ten years	16,676	17,557	845	936
Due after ten years	484,651	498,711	672,406	697,462

Totals	$513,574	$529,017	$674,412	$699,599

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
June 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—
Marketable equity securities	—	—	—	—	—	—

Total securities available-for-sale	—	—	—	—	—	—

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—

Total securities held-to-maturity	—	—	—	—	—	—

	Less than 12 months		12 months or more		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$193,306	$(1,996)	—	—	$193,306	$(1,996)
Obligations of states and political subdivisions	6,469	(33)	—	—	6,469	(33)
Marketable equity securities	2,985	(15)	—	—	2,985	(15)

Total securities available-for-sale	$202,760	$(2,044)	—	—	$202,760	$(2,044)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$198,481	$(2,882)	—	—	$198,481	$(2,882)
Obligations of states and political subdivisions	497	(11)	$1,121	$(99)	1,618	(110)

Total securities held-to-maturity	$198,978	$(2,893)	$1,121	$(99)	$200,099	$(2,992)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At June 30, 2016, no debt securities representing obligations of U.S. government corporations and agencies had unrealized losses.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At June 30, 2016, no debt securities representing obligations of states and political subdivisions had unrealized losses.

Marketable equity securities: At June 30, 2016, no marketable equity securities had unrealized losses.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	June 30, 2016
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$221,460	$95,121	—	$1,625	$318,206
Commercial	1,297,858	281,018	—	15,942	1,594,818

Total mortgage loan on real estate	1,519,318	376,139	—	17,567	1,913,024
Consumer:
Home equity lines of credit	273,849	26,579	4,092	2,158	306,678
Home equity loans	36,517	3,854	124	1,507	42,002
Other	29,623	2,748	—	63	32,434

Total consumer loans	339,989	33,181	4,216	3,728	381,114
Commercial	189,494	16,062	—	4,284	209,840
Construction:
Residential	48,608	13,174	—	549	62,331
Commercial	78,200	9,121	—	—	87,321

Total construction	126,808	22,295	—	549	149,652

Total loans, net of deferred loan fees and discounts	$2,175,609	$447,677	$4,216	$26,128	$2,653,630

Total principal balance of loans owed, net of charge-offs	$2,181,868	$459,359	$11,025	$30,949	$2,683,201
Unamortized net deferred loan fees	(6,259)	—	—	—	(6,259)
Discounts to principal balance of loans owed, net of charge-offs	—	(11,682)	(6,809)	(4,821)	(23,312)

Total loans, net of unamortized deferred loan fees and discounts	$2,175,609	$447,677	$4,216	$26,128	$2,653,630

Noncovered loans	$2,175,609	$447,677	$4,216	$21,884	$2,649,386
Covered loans	—	—	—	4,244	4,244

Total loans, net of unamortized deferred loan fees and discounts	$2,175,609	$447,677	$4,216	$26,128	$2,653,630

Allowance for loan losses	$(30,362)	$(2,339)	$(16)	$(2,792)	$(35,509)

Note 4 – Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2015
			PCI -	PCI -
	Originated	PNCI	Cash basis	Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$207,585	$104,535	—	$2,145	$314,265
Commercial	1,163,643	310,864	—	23,060	1,497,567

Total mortgage loan on real estate	1,371,228	415,399	—	25,205	1,811,832
Consumer:
Home equity lines of credit	285,419	29,335	$4,954	2,784	322,492
Home equity loans	34,717	4,018	124	1,503	40,362
Other	28,998	3,367	—	64	32,429

Total consumer loans	349,134	36,720	5,078	4,351	395,283
Commercial	170,320	19,744	1	4,848	194,913
Construction:
Residential	31,778	13,636	—	721	46,135
Commercial	66,285	8,489	—	—	74,774

Total construction	98,063	22,125	—	721	120,909

Total loans, net of deferred loan fees and discounts	$1,988,745	$493,988	$5,079	$35,125	$2,522,937

Total principal balance of loans owed, net of charge-offs	$1,995,296	$507,935	$12,686	$39,693	$2,555,610
Unamortized net deferred loan fees	(6,551)	—	—	—	(6,551)
Discounts to principal balance of loans owed, net of charge-offs	—	(13,947)	(7,607)	(4,568)	(26,122)

Total loans, net of unamortized deferred loan fees and discounts	$1,988,745	$493,988	$5,079	$35,125	$2,522,937

Noncovered loans	$1,988,745	$493,988	$5,079	$29,890	$2,517,702
Covered loans	—	—	—	5,235	5,235

Total loans, net of unamortized deferred loan fees and discounts	$1,988,745	$493,988	$5,079	$35,125	$2,522,937

Allowance for loan losses	$(31,271)	$(1,848)	$(121)	$(2,771)	$(36,011)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Change in accretable yield:
Balance at beginning of period	$11,980	$13,402	$13,255	$14,159
Accretion to interest income	(1,016)	(1,375)	(2,107)	(2,930)
Reclassification (to) from nonaccretable difference	811	920	627	1,718

Balance at end of period	$11,775	$12,947	$11,775	$12,947

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three Months Ended June 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,765	$11,895	$9,907	$3,111	—	$687	$6,139	$1,066	$818	$36,388
Charge-offs	(125)	—	(114)	(93)	—	(233)	(76)	—	—	(641)
Recoveries	225	65	60	23	—	101	61	—	—	535
(Benefit) provision	(173)	400	(651)	(20)	—	141	(859)	255	134	(773)

Ending balance	$2,692	$12,360	$9,202	$3,021	—	$696	$5,265	$1,321	$952	$35,509

	Allowance for Loan Losses – Six Months Ended June 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,507	$11,443	$11,253	$3,138	—	$688	$5,271	$899	$812	$36,011
Charge-offs	(162)	(793)	(328)	(93)	—	(440)	(114)	—	—	(1,930)
Recoveries	227	882	341	72	—	231	238	—	1	1,992
(Benefit) provision	120	828	(2,064)	(96)	—	217	(130)	422	139	(564)

Ending balance	$2,692	$12,360	$9,202	$3,021	—	$696	$5,265	$1,321	$952	$35,509

Ending balance:
Individ. evaluated for impairment	$474	$253	$506	$203	—	$87	$647	—	—	$2,170

Loans pooled for evaluation	$2,008	$10,648	$8,680	$2,818	—	$609	$3,545	$1,271	$952	$30,531

Loans acquired with deteriorated credit quality	$210	$1,459	$16	—	—	—	$1,073	$50	—	$2,808

	Loans, net of unearned fees – As of June 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$318,206	$1,594,818	$306,678	$42,002	—	$32,434	$209,840	$62,331	$87,321	$2,653,630

Individ. evaluated for impairment	$6,629	$12,152	$4,984	$1,944	—	$277	$1,930	$11	—	$27,927

Loans pooled for evaluation	$309,952	$1,566,724	$295,444	$38,427	—	$32,094	$203,626	$61,771	$87,321	$2,595,359

Loans acquired with deteriorated credit quality	$1,625	$15,942	$6,250	$1,631	—	$63	$4,284	$549	—	$30,344

	Allowance for Loan Losses - Year Ended December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,086	$9,227	$15,676	$1,797	$9	$719	$4,226	$1,434	$411	$36,585
Charge-offs	(224)	—	(694)	(242)	(4)	(972)	(680)	—	—	(2,816)
Recoveries	204	243	666	252	42	500	677	1,728	140	4,452
(Benefit) provision	(559)	1,973	(4,395)	1,331	(47)	441	1,048	(2,263)	261	(2,210)

Ending balance	$2,507	$11,443	$11,253	$3,138	—	$688	$5,271	$899	$812	$36,011

Ending balance:
Individ. evaluated for impairment	$335	$395	$605	$294	—	$74	$1,187	—	—	$2,890

Loans pooled for evaluation	$2,112	$9,596	$10,423	$2,844	—	$614	$2,983	$844	$812	$30,228

Loans acquired with deteriorated credit quality	$60	$1,452	$225	—	—	—	$1,101	$55	—	$2,893

Note 5 – Allowance for Loan Losses (continued)

	Loans, net of unearned fees – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$314,265	$1,497,567	$322,492	$40,362	—	$32,429	$194,913	$46,135	$74,774	$2,522,937

Individ. evaluated for impairment	$6,767	$32,407	$5,747	$1,731	—	$288	$2,671	$4	$490	$50,105

Loans pooled for evaluation	$305,353	$1,442,100	$309,007	$37,004	—	$32,077	$187,393	$45,410	$74,284	$2,432,628

Loans acquired with deteriorated credit quality	$2,145	$23,060	$7,738	$1,627	—	$64	$4,849	$721	—	$40,204

	Allowance for Loan Losses – Three Months Ended June 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,765	$10,451	$15,233	$1,980	$6	$644	$3,976	$750	$250	$36,055
Charge-offs	(128)	—	(84)	(117)	(4)	(176)	(5)	—	—	(514)
Recoveries	—	53	230	6	16	107	121	—	14	547
(Benefit) provision	198	(363)	(1,386)	259	(18)	130	310	92	145	(633)

Ending balance	$2,835	$10,141	$13,993	$2,128	—	$705	$4,402	$842	$409	$35,455

	Allowance for Loan Losses – Six Months Ended June 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,086	$9,227	$15,676	$1,797	$9	$719	$4,226	$1,434	$411	$36,585
Charge-offs	(209)	—	(425)	(128)	(4)	(444)	(539)	—	—	(1,749)
Recoveries	1	149	349	9	36	259	208	11	33	1,055
(Benefit) provision	(43)	765	(1,607)	450	(41)	171	507	(603)	(35)	(436)

Ending balance	$2,835	$10,141	$13,993	$2,128	—	$705	$4,402	$842	$409	$35,455

Ending balance:
Individ. evaluated for impairment	$857	$418	$1,779	$387	—	$128	$676	—	—	$4,245

Loans pooled for evaluation	$1,884	$8,390	$11,798	$1,741	—	$577	$2,536	$653	$409	$27,988

Loans acquired with deteriorated credit quality	$94	$1,333	$416	—	—	—	$1,190	$189	—	$3,222

	Loans, net of unearned fees – As of June 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$291,488	$1,395,079	$344,115	$34,572	—	$33,101	$195,791	$41,958	$57,658	$2,393,762

Individ. evaluated for impairment	$7,467	$47,118	$6,135	$1,438	—	$403	$2,048	$328	$88	$65,025

Loans pooled for evaluation	$280,147	$1,320,440	$329,788	$32,372	—	$32,631	$188,642	$40,907	$57,570	$2,282,497

Loans acquired with deteriorated credit quality	$3,874	$27,521	$8,192	$762	—	$67	$5,101	$723	—	$46,240

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

The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:

•	Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•	Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.

•	Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.

•	Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

•	Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators – As of June 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$214,128	$1,271,457	$265,496	$32,662	—	$29,100	$182,447	$48,608	$78,200	$2,122,098
Special mention	2,117	12,509	2,335	1,060	—	357	4,049	—	—	22,427
Substandard	5,215	13,892	6,018	2,795	—	166	2,998	—	—	31,084

Total originated	$221,460	$1,297,858	$273,849	$36,517	—	$29,623	$189,494	$48,608	$78,200	$2,175,609

PNCI loans:
Pass	$93,348	$261,862	$25,075	$3,691	—	$2,573	$15,995	$13,174	$9,121	$424,839
Special mention	540	8,107	410	74	—	57	8	—	—	9,196
Substandard	1,233	11,049	1,094	89	—	118	59	—	—	13,642

Total PNCI	$95,121	$281,018	$26,579	$3,854	—	$2,748	$16,062	$13,174	$9,121	$447,677

PCI loans	$1,625	$15,942	$6,250	$1,631	—	$63	$4,284	$549	—	$30,344

Total loans	$318,206	$1,594,818	$306,678	$42,002	—	$32,434	$209,840	$62,331	$87,321	$2,653,630

	Credit Quality Indicators – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$199,837	$1,118,868	$275,251	$31,427	—	$28,339	$166,559	$31,440	$66,285	$1,918,006
Special mention	2,018	10,321	2,494	1,027	—	415	1,037	334	—	17,646
Substandard	5,730	34,454	7,674	2,263	—	244	2,724	4	—	53,093

Total originated	$207,585	$1,163,643	$285,419	$34,717	—	$28,998	$170,320	$31,778	$66,285	$1,988,745

PNCI loans:
Pass	$102,895	$293,935	$27,378	$3,789	—	$3,164	$19,666	$13,636	$8,489	$472,952
Special mention	600	10,795	445	80	—	74	—	—	—	11,994
Substandard	1,040	6,134	1,512	149	—	129	78	—	—	9,042

Total PNCI	$104,535	$310,864	$29,335	$4,018	—	$3,367	$19,744	$13,636	$8,489	$493,988

PCI loans	$2,145	$23,060	$7,738	$1,627	—	$64	$4,849	$721	—	$40,204

Total loans	$314,265	$1,497,567	$322,492	$40,362	—	$32,429	$194,913	$46,135	$74,774	$2,522,937

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of June 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$46	$1,948	$1,326	$272	—	$47	$611	—	$397	$4,647
60-89 Days	70	298	250	110	—	9	415	—	—	1,152
> 90 Days	344	364	219	482	—	9	295	—	—	1,713

Total past due	$460	$2,610	$1,795	$864	—	$65	$1,321	—	$397	$7,512
Current	221,000	1,295,248	272,054	35,653	—	29,558	188,173	$48,608	77,803	2,168,097

Total orig. loans	$221,460	$1,297,858	$273,849	$36,517	—	$29,623	$189,494	$48,608	$78,200	$2,175,609

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$2,375	$2,961	$2,826	$1,396	—	$9	$444	$11	—	$10,022

Note 5 – Allowance for Loan Losses (continued)

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of June 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	—	—	$48	$20	—	$21	—	—	—	$89
60-89 Days	$29	$744	11	33	—	—	—	—	—	817
> 90 Days	287	80	—	—	—	8	—	—	—	375

Total past due	$316	$824	$59	$53	—	$29	—	—	—	$1,281
Current	94,805	280,194	26,520	3,801	—	2,719	$16,062	$13,174	$9,121	446,396

Total PNCI loans	$95,121	$281,018	$26,579	$3,854	—	$2,748	$16,062	$13,174	$9,121	$447,677

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$532	$2,667	$512	$70	—	$8	—	—	—	$3,789

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$791	$200	$1,033	$402	—	$12	$2,197	—	—	$4,635
60-89 Days	—	491	324	341	—	40	—	—	—	1,196
> 90 Days	271	3,425	520	82	—	19	24	—	—	4,341

Total past due	1,062	4,116	1,877	825	—	71	2,221	—	—	10,172
Current	206,523	1,159,527	283,542	33,892	—	28,927	168,099	$31,778	$66,285	1,978,573

Total orig. loans	$207,585	$1,163,643	$285,419	$34,717	—	$28,998	$170,320	$31,778	$66,285	$1,988,745

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$3,045	$14,196	$3,379	$1,195	—	$21	$976	$12	—	$22,824

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2015
	RE Mortgage		Home Equity		Auto		Other	Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$3,106	$4,037	$92	$23	—	—	$1	—	—	$7,259
60-89 Days	—	—	—	—	—	$13	—	—	—	13
> 90 Days	58	748	275	71	—	10	—	—	$490	1,652

Total past due	3,164	4,785	367	94	—	23	1	—	490	8,924
Current	101,371	306,079	28,968	3,924	—	3,344	19,743	$13,636	7,999	485,064

Total PNCI loans	$104,535	$310,864	$29,335	$4,018	—	$3,367	$19,744	$13,636	$8,489	$493,988

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$348	$3,742	$676	$109	—	$33	—	—	$490	$5,398

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

	Impaired Originated Loans – As of, or for the Six Months Ended, June 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,223	$7,927	$2,861	$1,217	—	$9	$321	$11	—	$15,569

Unpaid principal	$4,706	$8,428	$5,267	$1,871	$7	$13	$356	$16	—	$20,664

Average recorded Investment	$3,554	$17,518	$2,912	$1,082	$1	$13	$448	$8	—	$25,536

Interest income Recognized	$43	$156	$12	$8	—	—	$8	—	—	$227

With an allowance recorded:
Recorded investment	$2,338	$1,422	$1,115	$657	—	—	$1,609	—	—	$7,141

Unpaid principal	$2,418	$1,467	$1,166	$687	—	—	$1,655	—	—	$7,393

Related allowance	$389	$165	$268	$203	—	—	$647	—	—	$1,672

Average recorded Investment	$2,172	$1,420	$1,420	$666	—	$1	$1,852	—	—	$7,531

Interest income Recognized	$36	$39	$9	$12	—	—	$36	—	—	$132

	Impaired PNCI Loans – As of, or for the Six Months Ended, June 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$532	$2,667	$512	$70	—	$8	—	—	—	$3,789

Unpaid principal	$701	$2,894	$578	$76	—	$9	—	—	—	$4,258

Average recorded Investment	$704	$1,899	$483	$70	—	$21	$1	—	$245	$3,423

Interest income Recognized	—	—	—	—	—	—	—	—	—	—

With an allowance recorded:
Recorded investment	$536	$136	$496	—	—	$260	—	—	—	$1,428

Unpaid principal	$536	$136	$496	—	—	$260	—	—	—	$1,428

Related allowance	$85	$88	$238	—	—	$87	—	—	—	$498

Average recorded Investment	$268	$1,442	$551	$19	—	$247	—	—	—	$2,527

Interest income Recognized	$9	$3	$11	—	—	$6	—	—	—	$29

Note 5 – Allowance for Loan Losses (continued)

	Impaired Originated Loans – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,886	$27,109	$2,963	$947	—	$20	$576	$4	—	$35,505

Unpaid principal	$5,998	$29,678	$6,079	$1,349	—	$35	$688	$65	—	$43,892

Average recorded Investment	$3,586	$32,793	$2,982	$848	—	$29	$494	$1,202	$50	$41,984

Interest income Recognized	$81	$893	$23	$5	—	—	$29	—	—	$1,031

With an allowance recorded:
Recorded investment	$2,006	$1,418	$1,724	$674	—	$1	$2,094	—	—	$7,917

Unpaid principal	$2,073	$1,453	$1,904	$701	—	$1	$2,117	—	—	$8,249

Related allowance	$335	$146	$525	$256	—	$1	$1,187	—	—	$2,450

Average recorded Investment	$2,365	$2,180	$2,455	$589	—	$23	$1,716	$141	—	$9,469

Interest income Recognized	$49	$74	$31	$26	—	—	$122	—	—	$302

	Impaired PNCI Loans – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$875	$1,132	$454	$71	—	$33	$1	—	$490	$3,056

Unpaid principal	$908	$1,248	$505	$73	—	$52	$1	—	$490	$3,277

Average recorded Investment	$609	$749	$400	$48	—	$35	$4	—	$245	$2,090

Interest income Recognized	$31	$32	$3	$2	—	$1	—	—	$18	$87

With an allowance recorded:
Recorded investment	—	$2,748	$606	$39	—	$234	—	—	—	$3,627

Unpaid principal	—	$2,858	$612	$40	—	$234	—	—	—	$3,744

Related allowance	—	$248	$80	$39	—	$73	—	—	—	$440

Average recorded Investment	$417	$1,447	$521	$19	—	$227	—	—	—	$2,631

Interest income Recognized	—	$149	$14	—	—	$11	—	—	—	$174

	Impaired Originated Loans – As of, or for the Six Months Ended, June 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,770	$40,294	$2,475	$779	—	$23	$338	$328	$88	$48,095

Unpaid principal	$5,901	$44,441	$5,340	$1,256	—	$46	$366	$376	$183	$57,909

Average recorded Investment	$3,528	$39,385	2,738	$764	—	$31	$375	$1,364	$94	$48,279

Interest income Recognized	$19	$795	$2	—	—	—	$11	$9	—	$836

With an allowance recorded:
Recorded investment	$2,780	$2,365	$2,513	$598	—	$37	$1,706	—	—	$9,999

Unpaid principal	$2,958	$2,448	$2,973	$704	—	$47	$1,808	—	—	$10,938

Related allowance	$784	$216	$1,481	$346	—	$15	$676	—	—	$3,518

Average recorded Investment	$2,752	$2,654	$2,849	$551	—	$41	$1,522	$141	—	$10,510

Interest income Recognized	$40	$56	$25	$3	—	—	$42	—	—	$166

Note 5 – Allowance for Loan Losses (continued)

	Impaired PNCI Loans – As of, or for the Six Months Ended, June 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$290	$3,633	$637	$20	—	$42	$4	—	—	$4,626

Unpaid principal	$316	$3,713	$696	$22	—	$62	$4	—	—	$4,813

Average recorded Investment	$317	$1,999	$492	$22	—	$40	$5	—	—	$2,875

Interest income Recognized	$3	$74	$1	—	—	—	—	—	—	$78

With an allowance recorded:
Recorded investment	$627	$826	$511	$41	—	$301	—	—	—	$2,306

Unpaid principal	$643	$836	$512	$42	—	$301	—	—	—	$2,334

Related allowance	$72	$203	$298	$41	—	$113	—	—	—	$727

Average recorded Investment	$731	$486	$474	$20	—	$261	—	—	—	$1,972

Interest income Recognized	$4	$12	$9	—	—	$6	—	—	—	$31

At June 30, 2016, $15,616,000 of originated loans were TDR and classified as impaired. The Company had obligations to lend $25,000 of additional funds on these TDR as of June 30, 2016. At June 30, 2016, $1,479,000 of PNCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of June 30, 2016.

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

The following table shows certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the period indicated:

	TDR Information for the Three Months Ended June 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
($ in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	1	—	3	—	—	—	—	—	—	4
Pre-mod outstanding principal balance	$332	—	$163	—	—	—	—	—	—	$495
Post-mod outstanding principal balance	$332	—	$164	—	—	—	—	—	—	$496
Financial impact due to TDR taken as additional provision	$44	—	$54	—	—	—	—	—	—	$98
Number that defaulted during the period	1	—	—	—	—	—	—	—	—	1
Recorded investment of TDRs that defaulted during the period	$86	—	—	—	—	—	—	—	—	$86
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

Note 5 – Allowance for Loan Losses (continued)

The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the Six Months Ended June 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
($ in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	1	2	4	1	—	—	1	—	—	9
Pre-mod outstanding principal balance	$332	$79	$295	$105	—	—	$12	—	—	$823
Post-mod outstanding principal balance	$332	$116	$297	$105	—	—	$12	—	—	$862
Financial impact due to TDR taken as additional provision	$44	—	$73	—	—	—	$8	—	—	$125
Number that defaulted during the period	1	—	—	—	—	—	—	—	—	1
Recorded investment of TDRs that defaulted during the period	$86	—	—	—	—	—	—	—	—	$86
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

	TDR Information for the Three Months Ended June 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
($ in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	—	—	—	1	—	—	2	—	—	3
Pre-mod outstanding principal balance	—	—	—	$69	—	—	$182	—	—	$251
Post-mod outstanding principal balance	—	—	—	$73	—	—	$182	—	—	$255
Financial impact due to TDR taken as additional provision	—	—	—	—	—	—	$86	—	—	$86
Number that defaulted during the period	1	1	—	—	—	—	—	—	—	2
Recorded investment of TDRs that defaulted during the period	$98	$37	—	—	—	—	—	—	—	$135
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

	TDR Information for the Six Months Ended June 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
($ in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	1	1	—	1	—	2	3	—	—	8
Pre-mod outstanding principal balance	$108	$124	—	$69	—	$89	$468	—	—	$858
Post-mod outstanding principal balance	$110	$124	—	$74	—	$89	$470	—	—	$867
Financial impact due to TDR taken as additional provision	$8	$(5)	—	—	—	$5	$249	—	—	$257
Number that defaulted during the period	1	1	1	—	—	—	—	—	—	3
Recorded investment of TDRs that defaulted during the period	$98	$37	$46	—	—	—	—	—	—	$181
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows ($ in thousands):

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$5,369	—	$5,369	$4,449	$445	$4,894
Additions/transfers from loans and covered	853	—	853	2,605	(445)	2,160
Dispositions/sales	(2,348)	—	(2,348)	(1,420)	—	(1,420)
Valuation adjustments	(32)	—	(32)	(241)	—	(241)

Ending balance, net	$3,842	—	$3,842	$5,393	—	$5,393

Ending valuation allowance	$(287)	—	$(287)	$(438)	—	$(438)

Ending number of foreclosed assets	15	—	15	33	—	33

Proceeds from sale of foreclosed assets	$2,497	—	$2,497	$1,033	—	$1,033

Gain on sale of foreclosed assets	$149	—	$149	$426	—	$426

As of June 30, 2016, $1,563,000 of foreclosed residential real estate properties, all of which the Company has obtained physical possession of, are included in foreclosed assets. At June 30, 2016, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are underway is $1,177,000.

Note 7 - Premises and Equipment

Premises and equipment were comprised of:

	June 30,	December 31,
	2016	2015
	(In thousands)
Land & land improvements	$10,785	$8,909
Buildings	45,868	38,643
Furniture and equipment	32,972	31,081

	89,625	78,633
Less: Accumulated depreciation	(38,606)	(35,518)

	51,019	43,115
Construction in progress	709	696

Total premises and equipment	$51,728	$43,811

Depreciation expense for premises and equipment amounted to $1,415,000 and $1,377,000 for the three months ended June 30, 2016 and 2015, respectively, and $2,686,000 and $2,645,000 for the six months ended June 30, 2016 and 2015, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Six months ended June 30,
	2016	2015
Beginning balance	$94,560	$92,337
Increase in cash value of life insurance	1,377	1,350
Death benefit receivable in excess of cash value	238	—
Death benefit receivable	(1,603)	—

Ending balance	$94,572	$93,687

End of period death benefit	$166,632	$165,728
Number of policies owned	187	189
Insurance companies used	14	14
Current and former employees and directors covered	59	60

As of June 30, 2016, the Bank was the owner and beneficiary of 187 life insurance policies, issued by 14 life insurance companies, covering 59 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these condensed consolidated financial statements for additional information on JBAs.

Note 9 - Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated:

	June 30,			December 31,
(dollar in thousands)	2016	Additions	Reductions	2015
Goodwill	$64,311	$849	—	$63,462

The following table summarizes the Company’s core deposit intangibles as of the dates indicated:

	June 30,		Reductions/	Fully	December 31,
(dollar in thousands)	2016	Additions	Amortization	Depreciated	2015
Core deposit intangibles	$10,120	$2,046	—	—	$8,074
Accumulated amortization	(2,838)	—	$(658)	—	(2,180)

Core deposit intangibles, net	$7,282	$2,046	$(658)	—	$5,894

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

Note 10 - Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights (“MSRs”) for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Mortgage servicing rights:
Balance at beginning of period	$7,140	$7,057	$7,618	$7,378
Additions	281	236	501	421
Change in fair value	(701)	521	(1,399)	15

Balance at end of period	$6,720	$7,814	$6,720	$7,814

Servicing, late and ancillary fees received	$516	$528	$1,033	$1,062
Balance of loans serviced at:
Beginning of period	$813,800	$832,143	$817,917	$840,288
End of period	$814,702	$827,333	$814,702	$827,333
Weighted-average prepayment speed (CPR)			13.2%	9.5%
Discount rate			10.0%	10.0%

The changes in fair value of MSRs that occurred during the three and six months ended June 30, 2016 and 2015 were mainly due to changes in principal balances and changes in estimate life of the MSRs.

Note 11 - Indemnification Asset/Liability

A summary of the activity in the balance of indemnification asset (liability) follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning (payable) receivable balance	$(607)	$(433)	$(521)	$(349)
Effect of actual covered losses and change in estimated future covered losses	(151)	(24)	(262)	(86)
Reimbursable expenses (revenue), net	—	(18)	(4)	(21)
Payments made (received)	96	9	125	(10)

Ending payable balance	$(662)	$(466)	$(662)	$(466)

Amount of indemnification asset (liability) recorded in other assets			$(29)	$105
Amount of indemnification liability recorded in other liabilities			(633)	(571)

Ending balance			$(662)	$(466)

During May 2015, the indemnification portion of the Company’s agreement with the FDIC related to the Company’s acquisition of certain nonresidential real estate loans of Granite in May 2010 expired. The indemnification portion of the Company’s agreement with the FDIC related to the Company’s acquisition of certain residential real estate loans of Granite in May 2010 will expire in May 2018. The agreement specifies that recoveries of losses that are claimed by the Company and indemnified by the FDIC under the agreement that are recovered by the Company through May 2020 are to be shared with the FDIC in the same proportion as they were indemnified by the FDIC. In addition, the agreement specifies that at the end of the agreement in May 2020, to the extent that total claimed losses plus servicing expenses, net of recoveries, claimed under the agreement over the entire ten year period of the agreement do not meet a certain threshold, the Company will be required to pay to the FDIC a “true up” amount equal to fifty percent of the difference of the threshold and actual claimed losses plus servicing expenses, net of recoveries. The Company has continually been estimating, updating and recording this “true up” amount, at its estimated present value, since the inception of the agreement in May 2010. As of June 30, 2016, the present value of this “true up” amount is estimated to be $633,000, and is recorded in other liabilities.

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	June 30,	December 31,
	2016	2015
Deferred tax asset, net	$30,115	$36,440
Prepaid expense	2,352	3,062
Software	2,173	1,290
Advanced compensation	492	673
Capital Trusts	1,699	1,696
Investment in Low Housing Tax Credit Funds	13,930	4,223
Miscellaneous other assets	3,478	1,207

Total other assets	$54,239	$48,591

Note 13 - Deposits

A summary of the balances of deposits follows (in thousands):

	June 30,	December 31,
	2016	2015
Noninterest-bearing demand	$1,181,702	$1,155,695
Interest-bearing demand	867,638	853,961
Savings	1,346,269	1,281,540
Time certificates, $250,000 and over	77,486	75,897
Other time certificates	268,301	264,173

Total deposits	$3,741,396	$3,631,266

Certificate of deposit balances of $50,000,000 from the State of California were included in time certificates, $250,000 and over, at each of June 30, 2016 and December 31, 2015. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,172,000 and $796,000 were classified as consumer loans at June 30, 2016 and December 31, 2015, respectively.

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$2,475	$2,015	$2,475	$2,145
Provision (benefit) for losses – unfunded commitments	408	110	408	(20)

Balance at end of period	$2,883	$2,125	$2,883	$2,125

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	June 30,	December 31,
	2016	2015
Deferred compensation	$6,692	$6,725
Pension liability	26,641	26,182
Joint beneficiary agreements	2,587	2,529
Low income housing tax credit fund commitments	11,670	3,330
Accrued salaries and benefits expense	3,875	3,851
Taxes receivable	(2,407)	—
Loan escrow and servicing payable	2,080	2,037
Deferred revenue	791	1,082
Unsettled investment security purchases	—	17,072
Litigation contingent liability reserve	1,450	—
Miscellaneous other liabilities	4,208	2,485

Total other liabilities	$57,587	$65,293

Note 16 - Other Borrowings

A summary of the balances of other borrowings follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Other collateralized borrowings, fixed rate, as of June 30, 2016 of 0.05%, payable on July 1, 2016	$19,464	$12,328

Total other borrowings	$19,464	$12,328

The Company did not enter into any repurchase agreements during the six months ended June 30, 2016 or the year ended December 31, 2015.

The Company had $19,464,000 and $12,328,000 of other collateralized borrowings at June 30, 2016 and December 31, 2015, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of June 30, 2016, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $22,433,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at June 30, 2016, this line provided for maximum borrowings of $1,220,327,000 of which none was outstanding, leaving $1,220,327,000 available. As of June 30, 2016, the Company has designated investment securities with fair value of $85,703,000 and loans totaling $1,749,757,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the San Francisco Federal Reserve Bank. As of June 30, 2016, this line provided for maximum borrowings of $101,713,000 of which none was outstanding, leaving $101,713,000 available. As of June 30, 2016, the Company has designated investment securities with fair value of $213,000 and loans totaling $135,458,000 as potential collateral under this collateralized line of credit with the San Francisco Federal Reserve Bank.

The Company had available unused correspondent banking lines of credit from commercial banks totaling $15,000,000 for federal funds transactions at June 30, 2016.

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

The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

Subordinated Debt Series	Maturity Date	Face Value	Coupon Rate	As of June 30, 2016		December 31, 2015
			(Variable)	Current	Recorded	Recorded
			3 mo. LIBOR +	Coupon Rate	Book Value	Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	3.68%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	3.19%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	3.89%	5,075	5,055
North Valley Trust III	4/24/2034	5,155	2.80%	3.44%	3,985	3,966
North Valley Trust IV	3/15/2036	10,310	1.33%	1.98%	6,270	6,211

		$62,889			$56,568	$56,470

During the six months ended June 30, 2016, the balance of Junior Subordinated Debt increased $98,000 to $56,568,000 due to purchase fair value discount amortization.

Note 18 - Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $77,248,000 and $70,660,000 were maintained to satisfy Federal regulatory requirements at June 30, 2016 and December 31, 2015. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

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

Rent expense under operating leases was $1,009,000 and $984,000 during the three months ended June 30, 2016 and 2015, respectively. Rent expense was offset by rent income of $61,000 and $56,000 during the three months ended June 30, 2016 and 2015, respectively. Rent expense under operating leases was $1,990,000 and $1,943,000 during the six months ended June 30, 2016 and 2015, respectively. Rent expense was offset by rent income of $120,000 and $104,000 during the six months ended June 30, 2016 and 2015, respectively.

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

Note 18 - Commitments and Contingencies (continued)

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	June 30,	December 31,
	2016	2015
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$222,637	$196,399
Consumer loans	400,677	394,278
Real estate mortgage loans	61,634	42,793
Real estate construction loans	75,653	71,846
Standby letters of credit	9,241	8,330
Deposit account overdraft privilege	99,149	94,473

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

Legal Proceedings—On September 15, 2014, a former Personal Banker at one of the Bank’s in-store branches filed a Class Action Complaint against the Bank in Butte County Superior Court, alleging causes of action related to the observance of meal and rest periods and seeking to represent a class of current and former hourly-paid or non-exempt personal bankers, or employees with the same or similar job duties, employed by Defendants within the State of California during the preceding four years. On or about June 25, 2015, Plaintiff filed an Amended Complaint expanding the class definition to all current and formerly hourly-paid or non-exempt branch employees employed by Defendant’s within the State of California at any time during the period from September 15, 2010 to final judgment. The Bank has responded to the First Amended Complaint, denying the charges, and the parties have engaged in written discovery. The parties are in the process of scheduling the matter for mediation in the July, 2016 time period.

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

In the second quarter of 2016, the Company accrued $1,450,000 for the estimated probable losses with respect to the two legal proceedings noted above. The outcome of litigation is inherently difficult to predict. It is reasonably possible that the Company could incur losses in excess of the reserved amounts; however it is not able to reasonably estimate the amount of additional losses, if any, at this time. The parties have conducted only limited discovery in these cases. Further, the range of potential losses could be impacted substantially by future rulings by the courts, including rulings regarding class certification and size, the merits of the claims and the Company’s defenses. The Company continues to evaluate what facts may arise in the course of discovery and what legal rulings the courts may render and how these facts and rulings might impact the Company’s loss.

Neither the Company nor its subsidiaries, are party to any other material pending legal proceeding, nor is their property the subject of any other material pending legal proceeding, except routine legal proceedings arising in the ordinary course of their business. None of these proceedings is currently expected to have a material adverse impact upon the Company’s business, consolidated financial position or results of operations in addition to amounts already accrued, taking any applicable insurance into consideration.

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

The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.648265 per Class B share. As of June 30, 2016, the value of the Class A shares was $74.17 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $1,638,000 as of June 30, 2016, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

Note 18 - Commitments and Contingencies

Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $7,338,000 and $5,713,000 during the six months ended June 30, 2016 and 2015 respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight. Absent approval from the Commissioner of the Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2015, the Bank could pay dividends to the Company of up to $73,297,000.

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of June 30, 2016, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the six months ended June 30, 2016 and 2015, employees tendered 96,996 and 29,441 shares, respectively, of the Company’s common stock with market value of $2,666,000, and $699,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to satisfy tax withholding requirements related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced on August 21, 2007.

Note 20 - Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit (RSU) awards and stock appreciation rights. RSUs that vest based solely on the grantee remaining in the service of the Company for a certain amount of time, are referred to as “service condition vesting RSUs”. RSUs that vest based on the grantee remaining in the service of the Company for a certain amount of time and a market condition such as the total return of the Company’s common stock versus the total return of an index of bank stocks, are referred to as “market plus service condition vesting RSUs”. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of June 30, 2016, 645,400 options for the purchase of common shares, and 117,367 restricted stock units were outstanding, and 628,241 shares remain available for issuance, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of June 30, 2016, 169,750 options for the purchase of common shares were outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Note 20 - Stock Options and Other Equity-Based Incentive Instruments (continued)

Stock option activity during the six months ended June 30, 2016 is summarized in the following table:

			Weighted	Weighted
			Average	Average Fair
	Number	Option Price	Exercise	Value on
	of Shares	per Share	Price	Date of Grant
Outstanding at December 31, 2015	948,350	$12.63 to $25.91	$17.94
Options granted	—	— to —	—	—
Options exercised	(127,200)	$14.76 to $25.91	$22.12
Options forfeited	(6,000)	$23.21 to $23.21	$23.21
Outstanding at June 30, 2016	815,150	$12.63 to $23.21	$17.25

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of June 30, 2016:

	Currently	Currently Not	Total
	Exercisable	Exercisable	Outstanding
Number of options	694,350	120,800	815,150
Weighted average exercise price	$17.24	$17.28	$17.25
Intrinsic value (in thousands)	$7,191	$1,247	$8,438
Weighted average remaining contractual term (yrs.)	4.4	6.4	4.7

The 120,800 options that are currently not exercisable as of June 30, 2016 are expected to vest, on a weighted-average basis, over the next 1.4 years, and the Company is expected to recognize $738,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2015 or the six months ended June 30, 2016.

Restricted stock unit (RSU) activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
		Weighted		Weighted
		Average Fair		Average Fair
	Number	Value on	Number	Value on
	of RSUs	Date of Grant	of RSUs	Date of Grant
Outstanding at December 31, 2015	46,286		32,097
RSUs granted	36,542	$26.60	18,753	$24.39
RSUs added through dividend credits	641		—
RSUs released	(16,948)		—
RSUs forfeited/expired	(4)		—
Outstanding at June 30, 2016	66,517		50,850

The 66,517 service condition vesting RSUs outstanding as of June 30, 2016 include a feature whereby each RSU award outstanding is adjusted for cash dividends with additional RSUs equal in number to the number of shares of common stock that could be purchased with the cash dividends that would have been paid on the shares underlying the awards on the date the dividend is paid. The 66,517 service condition vesting RSUs outstanding as of June 30, 2016 are expected to vest, and be released, on a weighted-average basis, over the next 1.7 years. The Company is expected to recognize $1,441,000 of pre-tax compensation costs related to these service condition vesting RSUs between June 30, 2016 and their vesting dates. During the six months ended June 30, 2016, the Company did not modify any service condition vesting RSUs. During 2015 the Company did not modify any service condition vesting RSUs.

The 50,850 market plus service condition vesting RSUs outstanding as of June 30, 2016 are expected to vest, and be released, on a weighted-average basis, over the next 2.4 years. The Company is expected to recognize $784,000 of pre-tax compensation costs related to these RSUs between June 30, 2016 and their vesting dates. As of June 30, 2016, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 76,275 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. During the six months ended June 30, 2016, the Company did not modify any market plus service condition vesting RSUs. During 2015 the Company did not modify any market plus service condition vesting RSUs.

Note 21 - Noninterest Income and Expense

The components of other noninterest income were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service charges on deposit accounts	$3,543	$3,637	$6,908	$7,237
ATM and interchange fees	3,892	3,383	7,285	6,385
Other service fees	849	779	1,577	1,493
Mortgage banking service fees	516	528	1,033	1,062
Change in value of mortgage servicing rights	(701)	521	(1,399)	15

Total service charges and fees	8,099	8,848	15,404	16,192

Gain on sale of loans	889	837	1,692	1,459
Commissions on sale of non-deposit investment products	611	784	1,143	1,749
Increase in cash value of life insurance	681	675	1,377	1,350
Change in indemnification asset	(149)	(57)	(264)	(122)
Gain (loss) on sale of foreclosed assets	57	115	149	426
Sale of customer checks	70	121	189	249
Lease brokerage income	235	245	430	382
(Loss) gain on disposal of fixed assets	(8)	1	(39)	(83)
Other	760	511	954	658

Total other noninterest income	3,146	3,232	5,631	6,068

Total noninterest income	$11,245	$12,080	$21,035	$22,260

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights	$(185)	$1,049	$(366)	$1,077

The components of noninterest expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Base salaries, net of deferred loan origination costs	$12,968	$11,502	$25,676	$23,246
Incentive compensation	2,471	1,390	4,210	2,986
Benefits and other compensation costs	4,606	4,350	9,424	9,110

Total salaries and benefits expense	20,045	17,242	39,310	35,342

Occupancy	2,529	2,541	4,837	4,958
Equipment	1,844	1,527	3,230	2,941
Data processing and software	2,355	1,834	4,198	3,786
ATM network charges	1,002	985	2,008	1,755
Telecommunications	698	785	1,383	1,671
Postage	342	330	805	642
Courier service	265	253	536	501
Advertising	1,077	1,002	1,972	1,810
Assessments	578	694	1,210	1,345
Operational losses	345	149	509	273
Professional fees	1,356	1,035	2,165	2,154
Foreclosed assets expense	114	102	160	200
Provision for foreclosed asset losses	43	174	32	241
Change in reserve for unfunded commitments	408	110	408	(20)
Intangible amortization	359	289	658	578
Merger expense	162	—	784	586
Litigation contingent liability	1,450	—	1,450	—
Other	3,295	3,384	6,363	5,955

Total other noninterest expense	18,222	15,194	32,708	29,376

Total noninterest expense	$38,267	$32,436	$72,018	$64,718

Merger expense:
Base salaries (outside temporary help)	—	—	$187	—
Data processing and software	—	—	—	$108
Professional fees	$162	—	342	120
Advertising and marketing	—	—	114	—
Other	—	—	141	358

Total merger expense	$162	—	$784	$586

Note 22 - Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	7.0	6.7	6.6	6.8
Tax-exempt interest on municipal obligations	(2.3)	(0.6)	(2.0)	(0.5)
Increase in cash value of insurance policies	(2.2)	(1.3)	(1.8)	(1.4)
Low income housing tax credits	(1.4)		(0.7)	—
Other	0.8	(0.3)	0.4	0.1

Effective Tax Rate	36.9%	39.5%	37.5%	40.0%

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net income	$9,405	$11,366	$20,079	$19,702
Average number of common shares outstanding	22,803	22,745	22,793	22,736
Effect of dilutive stock options	267	235	269	229

Average number of common shares outstanding used to calculate diluted earnings per share	23,070	22,980	23,062	22,965

Options excluded from diluted earnings per share because the effect of these options was antidilutive	21	23	22	23
Restricted stock excluded from diluted earnings per share because the effect of these restricted stock was antidilutive	19	—	10	—

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

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Net unrealized gains on available for sale securities	$15,443	$2,145
Tax effect	(6,493)	(902)

Unrealized holding gains on available for sale securities, net of tax	8,950	1,243

Unfunded status of the supplemental retirement plans	(5,480)	(5,735)
Tax effect	2,304	2,411

Unfunded status of the supplemental retirement plans, net of tax	(3,176)	(3,324)

Joint beneficiary agreement liability	299	303
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	299	303

Accumulated other comprehensive loss	$6,073	$(1,778)

Note 24 – Comprehensive Income (continued)

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Unrealized holding (losses) gains on available for sale securities before reclassifications	$7,173	$(4,752)	$13,298	$(4,737)
Amounts reclassified out of accumulated other comprehensive income	—	—	—	—

Unrealized holding (losses) gains on available for sale securities after reclassifications	7,173	(4,752)	13,298	(4,737)
Tax effect	(3,016)	1,998	(5,591)	1,992

Unrealized holding (losses) gains on available for sale securities, net of tax	4,157	(2,754)	7,707	(2,745)

Change in unfunded status of the supplemental retirement plans before reclassifications	—	—	—	—
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(20)	(14)	(20)	(28)
Amortization of actuarial losses	275	206	275	412

Total amounts reclassified out of accumulated other comprehensive income	255	192	255	384

Change in unfunded status of the supplemental retirement plans after reclassifications	255	192	255	384
Tax effect	(107)	(81)	(107)	(162)

Change in unfunded status of the supplemental retirement plans, net of tax	148	111	148	222

Change in joint beneficiary agreement liability before reclassifications	(4)	—	(4)	—
Amounts reclassified out of accumulated other comprehensive income	—	—	—	—

Change in joint beneficiary agreement liability after reclassifications	(4)	—	(4)	—
Tax effect	—	—	—	—

Change in joint beneficiary agreement liability, net of tax	(4)	—	(4)	—

Total other comprehensive income (loss)	$4,301	$(2,643)	$7,851	$(2,523)

Note 25 - Retirement Plans

401(k) Plan

The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. Prior to July 1, 2015, the Company did not contribute to the 401(k) Plan. Effective July 1, 2015, the Company initiated a discretionary matching contribution equal to 50% of participant’s elective deferrals each quarter, up to 4% of eligible compensation. The following table sets forth the benefit expense attributable to the 401(k) Plan matching contributions, and the contributions made by the Company to the 401(k) Plan during the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
401(k) Plan benefits expense	$169	—	$329	—
401(k) Plan contributions made by the Company	$168	—	$461	—

Employee Stock Ownership Plan

Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding. The following table sets forth the benefit expense attributable to the ESOP, and the contributions made by the Company to the ESOP during the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
ESOP benefits expense	$464	$571	$905	$1,138
ESOP contributions made by the Company	$905	$571	$905	$1,506

Deferred Compensation Plans

The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $7,259,000 and $7,408,000 at June 30, 2016 and December 31, 2015, respectively. The following table sets forth the earnings credits on deferred balances included in noninterest expense during the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Deferred compensation earnings credits included in noninterest expense	$129	$137	$255	$286

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Net pension cost included the following components:
Service cost-benefits earned during the period	$260	$256	$521	$512
Interest cost on projected benefit obligation	256	239	512	478
Amortization of net obligation at transition	—	—	1	—
Amortization of prior service cost	(10)	(14)	(20)	(28)
Recognized net actuarial loss	138	206	275	412

Net periodic pension cost	$644	$687	$1,289	$1,374

Company contributions to pension plans	$305	$455	$574	$661
Pension plan payouts to participants	$305	$455	$574	$661

For the year ending December 31, 2016, the Company expects to contribute and pay out as benefits $1,104,000 to participants under the plans.

Note 26 - Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for periods indicated (in thousands):

Balance December 31, 2014	$3,132
Advances/new loans	3,098
Removed/payments	(2,029)

Balance December 31, 2015	$4,201
Advances/new loans	100
Removed/payments	(715)

Balance June 30, 2016	$3,586

Director Chrysler is a principal owner and CEO of Modern Building Inc. Modern Building Inc. provided construction services to the Company related to new and existing Bank facilities for aggregate payments of $1,096,000 during the six months ended June 30, 2016 and $1,030,000 during the year ended December 31, 2015.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at June 30, 2016	Total	Level 1	Level 2	Level 3
Securities available for sale:
Obligations of U.S. government corporations and agencies	$408,986	—	$408,986	—
Obligations of states and political subdivisions	116,984	—	116,984	—
Corporate debt securities	—	—	—	—
Marketable equity securities	3,047	$3,047	—	—
Mortgage servicing rights	6,720	—	—	$6,720

Total assets measured at fair value	$535,737	$3,047	$525,970	$6,720

Fair value at December 31, 2015	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$313,682	—	$313,682	—
Obligations of states and political subdivisions	88,218	—	88,218	—
Corporate debt securities	—	—	—	—
Marketable equity securities	2,985	$2,985	—	—
Mortgage servicing rights	7,618	—	—	$7,618

Total assets measured at fair value	$412,503	$2,985	$401,900	$7,618

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the six months ended June 30, 2016 or the year ended December 31, 2015.

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Mortgage servicing rights:
Balance at beginning of period	$7,140	$7,057	$7,618	$7,378
Issuances	281	236	501	421
Change included in earnings	(701)	521	(1,399)	15

Balance at end of period	$6,720	$7,814	$6,720	$7,814

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

Note 27 - Fair Value Measurement (continued)

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2016:

	Fair Value	Valuation	Unobservable	Range,
	(in thousands)	Technique	Inputs	Weighted Average

Mortgage Servicing Rights	$6,720	Discounted cash flow	Constant prepayment rate	6.5%-20.6%, 13.2%
			Discount rate	10.0%-12.0%, 10.0%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2015:

	Fair Value	Valuation	Unobservable	Range,
	(in thousands)	Technique	Inputs	Weighted Average

Mortgage Servicing Rights	$7,618	Discounted cash flow	Constant prepayment rate	6.3%-20.5%, 9.5%
			Discount rate	10.0%-12.0%, 10.0%

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

Six months ended June 30, 2016	Total	Level 1	Level 2	Level 3	Total Gains/(Losses)
Fair value:
Impaired Originated & PNCI loans	$1,318	—	—	$1,318	$316
Foreclosed assets	1,396	—	—	1,396	—

Total assets measured at fair value	$2,714	—	—	$2,714	$316

					Total Gains
Year ended December 31, 2015	Total	Level 1	Level 2	Level 3	(Losses)
Fair value:
Impaired Originated & PNCI loans	$4,649	—	—	$4,649	$(660)
Foreclosed assets	1,540			1,540	(102)

Total assets measured at fair value	$6,189	—	—	$6,189	$(762)

					Total
Six months ended June 30, 2015	Total	Level 1	Level 2	Level 3	Gains/(Losses)
Fair value:
Impaired Originated & PNCI loans	$3,377	—	—	$3,377	$151
Foreclosed assets	3,190	—	—	3,190	(239)

Total assets measured at fair value	$6,567	—	—	$6,567	$(88)

The table below presents the gains and losses from nonrecurring fair value adjustments that occurred in the periods indicated (in thousands):

	Three months ended June 30,
	2016	2015
(Gains)/losses from nonrecurring fair value adjustments:
Impaired Originated & PNCI loans	$431	$(22)
Foreclosed assets	—	206

Total losses from nonrecurring fair value adjustments	$431	$184

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

Note 27 - Fair Value Measurement (continued)

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2016:

	Fair Value	Valuation	Unobservable	Range,
	(in thousands)	Technique	Inputs	Weighted Average

Impaired Originated & PNCI loans	$1,318	Sales comparison approach	Adjustment for differences between comparable sales	(0.0)%-(5.0)%, (5.0)%
		Income approach	Capitalization rate	N/A
Foreclosed assets (Land & construction)	—	Sales comparison approach	Adjustment for differences between comparable sales	N/A
Foreclosed assets (residential (Residential real estate)	$1,396	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(5.0)%, (5.0)%
Foreclosed assets (Commercial real estate)	—	Sales comparison approach	Adjustment for differences between comparable sales	N/A

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2015:

	Fair Value	Valuation	Unobservable	Range,
	(in thousands)	Technique	Inputs	Weighted Average

Impaired Originated & PNCI loans	$4,649	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(5.0)%, (5.0)%
		Income approach	Capitalization rate	7.0%-8.0%, 7.25%
Foreclosed assets (Land & construction)	$96	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(5.0)%, (5.0)%
Foreclosed assets (residential (Residential real estate)	$1,177	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(5.0)%, (5.0)%
Foreclosed assets (Commercial real estate)	$267	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(5.0)%, (5.0)%

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$88,157	$88,157	$94,305	$94,305
Cash at Federal Reserve and other banks	128,629	128,629	209,156	209,156
Level 2 inputs:
Securities held to maturity	674,412	699,599	726,530	732,208
Restricted equity securities	16,956	N/A	16,596	N/A
Loans held for sale	2,904	2,904	1,873	1,873
Level 3 inputs:
Loans, net	2,618,121	2,712,083	2,486,926	2,555,297
Financial liabilities:
Level 2 inputs:
Deposits	3,741,396	3,740,956	3,631,266	3,630,129
Other borrowings	19,464	19,464	12,328	12,328
Level 3 inputs:
Junior subordinated debt	$56,567	$49,559	$56,470	$44,527

	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Off-balance sheet:
Level 3 inputs:
Commitments	$760,601	$7,606	$705,316	$7,053
Standby letters of credit	$9,241	$92	$8,330	$83
Overdraft privilege commitments	$99,149	$991	$94,473	$945

Note 28 - TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets	June 30,	December 31,
	2016	2015
	(In thousands)
Assets
Cash and Cash equivalents	$2,467	$2,565
Investment in Tri Counties Bank	526,616	504,655
Other assets	1,725	1,714

Total assets	$530,808	$508,934

Liabilities and shareholders’ equity
Other liabilities	$373	$348
Junior subordinated debt	56,567	56,470

Total liabilities	56,940	56,818

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 22,822,325 and 22,775,173 shares, respectively	249,860	247,587
Retained earnings	217,935	206,307
Accumulated other comprehensive income (loss), net	6,073	(1,778)

Total shareholders’ equity	473,868	452,116

Total liabilities and shareholders’ equity	$530,808	$508,934

Condensed Statements of Income	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Interest expense	$(546)	$(491)	$(1,081)	$(973)
Administration expense	(241)	(263)	(390)	(416)

Loss before equity in net income of Tri Counties Bank	(787)	(754)	(1,471)	(1,389)
Equity in net income of Tri Counties Bank:
Distributed	3,658	3,593	7,338	5,713
(Over) under distributed	6,204	8,210	13,594	14,794
Income tax benefit	330	317	618	584

Net income	$9,405	$11,366	$20,079	$19,702

Condensed Statements of Comprehensive Income	Three months ended June 30,		Six months ended June 30,
(In thousands)	2016	2015	2016	2015
Net income	$9,405	$11,366	$20,079	$19,702
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available for sale securities arising during the period	4,157	(2,754)	7,707	(2,745)
Change in minimum pension liability	148	111	148	222
	(4)	—	(4)	—

Other comprehensive income (loss)	4,301	(2,643)	7,851	(2,523)

Comprehensive income	$13,706	$8,723	$27,930	$17,179

Condensed Statements of Cash Flows	Six months ended June 30,
(In thousands)	2016	2015
Operating activities:
Net income	$20,079	$19,702
Adjustments to reconcile net income to net cash provided by operating activities:
Over (under) distributed equity in earnings of Tri Counties Bank	(13,594)	(14,794)
Equity compensation vesting expense	697	698
Equity compensation net tax expense (excess tax benefit)	182	(30)
Net change in other assets and liabilities	(587)	(463)

Net cash provided by operating activities	6,777	5,113
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	483	30
Equity compensation net (excess tax benefit) tax expense	(182)	569
Repurchase of common stock	(335)	(31)
Cash dividends paid — common	(6,841)	(5,473)

Net cash used for financing activities	(6,875)	(4,905)

(Decrease) increase in cash and cash equivalents	(98)	208

Cash and cash equivalents at beginning of year	2,565	2,229

Cash and cash equivalents at end of year	$2,467	$2,437

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

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” (i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes TriCo and the Bank. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (such as TriCo) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature. The final rules also allow banks other than advanced approach banks to make a one-time election to permanently exclude or include unrealized gains and losses on available for sale securities in accumulated other comprehensive income from Tier 1 capital. The Company has elected to exclude unrealized gains and losses on available for sale securities in accumulated other comprehensive income from Tier 1 capital.

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

The final rules also set forth certain changes for the calculation of risk-weighted assets, which will be phased in beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. We believe that we were in compliance with the requirements applicable to us as set forth in the final rules as of January 1, 2015 and June 30, 2016.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of June 30, 2016, that the Company meets all capital adequacy requirements to which it is subject.

The following tables present actual and required capital ratios as of June 30, 2016 and December 31, 2015 for the Company and the Bank under Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of June 30, 2016 and December 31, 2015 based on the phased-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased In		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016:	(dollars in thousands)
Total Capital
(to Risk Weighted Assets):
Consolidated	$486,632	14.73%	$264,227	8.00%	$346,798	10.50%	N/A	N/A
Tri Counties Bank	$484,512	14.68%	$264,089	8.00%	$346,617	10.50%	$330,111	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$448,240	13.57%	$198,170	6.00%	$280,741	8.50%	N/A	N/A
Tri Counties Bank	$446,120	13.51%	$198,067	6.00%	$280,595	8.50%	$264,089	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$395,669	11.98%	$148,628	4.50%	$231,199	7.00%	N/A	N/A
Tri Counties Bank	$446,120	13.51%	$148,550	4.50%	$231,078	7.00%	$214,572	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$448,240	10.40%	$172,473	4.00%	$172,473	4.00%	N/A	N/A
Tri Counties Bank	$446,120	10.35%	$172,467	4.00%	$172,467	4.00%	$215,584	5.00%

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased In		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:	(dollars in thousands)
Total Capital
(to Risk Weighted Assets):
Consolidated	$474,436	15.09%	$251,555	8.00%	$330,165	10.50%	N/A	N/A
Tri Counties Bank	$473,327	15.06%	$251,418	8.00%	$329,985	10.50%	$314,272	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$435,950	13.86%	$188,666	6.00%	$267,277	8.50%	N/A	N/A
Tri Counties Bank	$434,841	13.84%	$188,563	6.00%	$267,131	8.50%	$251,418	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$385,747	12.27%	$141,499	4.50%	$220,110	7.00%	N/A	N/A
Tri Counties Bank	$434,841	13.84%	$141,422	4.50%	$219,990	7.00%	$204,277	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$435,950	10.79%	$161,562	4.00%	$161,562	4.00%	N/A	N/A
Tri Counties Bank	$434,841	10.76%	$161,601	4.00%	$161,601	4.00%	$202,002	5.00%

As of June 30, 2016, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as June 30, 2016 at the Company and the Bank exceed the minimum levels necessary to be considered “well capitalized”.

Note 30 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the periods indicated, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2016 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis			$426	$269
Discount accretion PCI – other			415	(45)
Discount accretion PNCI			1,459	868
All other loan interest income			32,038	33,646

Total loan interest income			34,338	34,738
Debt securities, dividends and interest bearing cash at Banks (not FTE)			8,252	8,056

Total interest income			42,590	42,794
Interest expense			1,430	1,392

Net interest income			41,160	41,402
(Benefit from reversal of) provision for loan losses			(773)	209

Net interest income after provision for loan losses			41,933	41,193
Noninterest income			11,245	9,790
Noninterest expense			38,267	33,751

Income before income taxes			14,911	17,232
Income tax expense			5,506	6,558

Net income			$9,405	$10,674

Per common share:
Net income (diluted)			$0.41	$0.46

Dividends			$0.15	$0.15

	2015 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$302	$445	$404	$172
Discount accretion PCI – other	1,392	1,090	907	1,274
Discount accretion PNCI	573	1,590	822	1,348
All other loan interest income	32,571	30,689	29,886	28,371

Total loan interest income	34,838	33,814	32,019	31,165
Debt securities, dividends and interest bearing cash at banks (not FTE)	7,652	7,518	7,848	6,560

Total interest income	42,490	41,332	39,867	37,725
Interest expense	1,349	1,339	1,346	1,382

Net interest income	41,141	39,993	38,521	36,343
(Benefit from reversal of) provision for loan losses	(908)	(866)	(633)	197

Net interest income after provision for loan losses	42,049	40,859	39,154	36,146
Noninterest income	11,445	11,642	12,080	10,180
Noninterest expense	34,684	31,439	32,436	32,282

Income before income taxes	18,810	21,062	18,798	14,044
Income tax expense	7,388	8,368	7,432	5,708

Net income	$11,422	$12,694	$11,366	$8,336

Per common share:
Net income (diluted)	$0.50	$0.55	$0.49	$0.36

Dividends	$0.15	$0.13	$0.13	$0.11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies during the six months ended June 30, 2016.

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

On March 18, 2016, Tri Counties Bank acquired three branches from Bank of America. The branches are located in the cities of Arcata, Eureka, and Fortuna in Humboldt County, California. The Bank paid a premium of $3,204,000 for deposit relationships with balances of $161,231,000 and loans with balances of $289,000, and received $159,520,000 in cash from Bank of America. See “Results of Operations” and “Financial Condition” below and Note 2 in Item 1 of Part I of this report, for additional discussion about this transaction.

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

TRICO BANCSHARES

Financial Summary

(In thousands, except per share amounts; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net Interest Income (FTE)	$41,745	$38,715	$83,685	$75,155
Benefit from reversal of provision for loan losses	773	633	564	436
Noninterest income	11,245	12,080	21,035	22,260
Noninterest expense	(38,267)	(32,436)	(72,018)	(64,718)
Provision for income taxes (FTE)	(6,091)	(7,626)	(13,187)	(13,431)

Net income	$9,405	$11,366	$20,079	$19,702

Earnings per share:
Basic	$0.41	$0.50	$0.88	$0.87
Diluted	$0.41	$0.49	$0.87	$0.86
Per share:
Dividends paid	$0.15	$0.13	$0.30	$0.24
Book value at period end	$20.76	$18.95

Average common shares outstanding	22,803	22,745	22,793	22,736
Average diluted common shares outstanding	23,070	22,980	23,062	22,965
Shares outstanding at period end	22,822	22,750
At period end:
Loans, net	$2,618,121	$2,358,307
Total assets	$4,352,492	$3,893,855
Total deposits	$3,741,396	$3,341,682
Other borrowings	$19,464	$6,735
Junior subordinated debt	$56,567	$56,369
Shareholders’ equity	473,868	$431,144

Financial Ratios:
During the period (annualized):
Return on assets	0.86%	1.17%	0.93%	1.01%
Return on equity	7.98%	10.56%	8.61%	9.21%
Net interest margin[1]	4.13%	4.35%	4.23%	4.22%
Efficiency ratio[1]	72.2%	63.9%	68.8%	66.4%
Average equity to average assets	10.74%	11.06%	10.85%	10.98%
At period end:
Equity to assets	10.89%	11.07%
Total capital to risk-adjusted assets	14.73%	15.16%

[1]	Fully taxable equivalent (FTE)

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

Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net Interest Income (FTE)	$41,745	$38,715	$83,685	$75,155
Benefit from reversal of provision for loan losses	773	633	564	436
Noninterest income	11,245	12,080	21,035	22,260
Noninterest expense	(38,267)	(32,436)	(72,018)	(64,718)
Provision for income taxes (FTE)	(6,091)	(7,626)	(13,187)	(13,431)

Net income	$9,405	$11,366	$20,079	$19,702

Included in the Company’s results of operations for the three and six month periods ended June 30, 2016 is the impact of the Company’s acquisition, on March 18, 2016, of three branch offices from Bank of America that included the acquisition of deposit relationships with balances totaling $161,231,000. Interest expense associated with the acquired deposit relationships was $5,000 from March 18, 2016 to March 31, 2016, and interest income from the net cash received in the transaction was estimated to be $27,000, assuming it was invested in Fed funds at an annualized earnings rate of 0.50%. Direct noninterest income and expense related to these branches from March 18, 2016 to March 31, 2016 were $14,000 and $659,000, respectively. Included in the $659,000 of noninterest expense related to these branches for the three months ended March 31, 2016 was $10,000 of core deposit intangible amortization, and $622,000 of nonrecurring acquisition expenses such as system conversion and customer communication related expenses. Other (indirect) noninterest income and expenses related to these branches and associated deposits, such as, increased data processing expense, are not readily distinguishable on a branch by branch basis. On June 8, 2016, the Company consolidated a preexisting branch into one of the branches acquired from Bank of America.

Also included in the Company’s results of operations for the three and six month periods ended June 30, 2016 is the impact of the sale, on March 31, 2016, of twenty-seven nonperforming loans, nine substandard performing loans, and three purchased credit impaired loans with total contractual principal balances outstanding of $31,487,000, and recorded book value, including pre-sale write downs and purchase discounts, of approximately $24,810,000. Net proceeds from the sale of these loans were $27,049,000, and resulted in additional net loan write downs of $21,000, the recovery of $1,237,000 of interest income that was previously applied to the principal balance of loans in nonaccrual status, and a gain on sale of loans of $103,000.

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

Also included in the Company’s results of operations for the three and six month periods ended June 30, 2016 is the impact of the purchase, on May 19, 2016, of seven single family residential real estate mortgage loans with total value of $22,503,000.

Also included in the Company’s results of operations for the three and six month periods ended June 30, 2016 is a $1,450,000 litigation contingent liability expense accrual recorded during the three months ended June 30, 2016, and representing the Company’s estimate of probable incurred losses associated with the legal proceedings originally brought against the Company on September 15, 2014 and January 20, 2015, and described further under the heading “Legal Proceedings” at Note 18 in Item 1 of Part I of this report.

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six month ended June 30,
	2016	2015	2016	2015
Interest income	$42,590	$39,867	$85,384	$77,592
Interest expense	(1,430)	(1,346)	(2,822)	(2,728)
FTE adjustment	585	194	1,123	291

Net interest income (FTE)	$41,745	$38,715	$83,685	$75,155

Net interest margin (FTE)	4.13%	4.35%	4.23%	4.22%

Purchased loan discount accretion	$2,300	$2,133	$3,392	$4,664
Interest income recovered from sale of loans	—	—	$1,237	—
Effect of purchased loan discount accretion on net interest margin (FTE)	0.23%	0.24%	0.17%	0.26%
Effect of interest income recovered from sale of loans on net interest margin (FTE)	—	—	0.06%	—

Net interest income (FTE) during the three months ended June 30, 2016 increased $3,030,000 (7.8%) from the same period in 2015 to $41,745,000. The increase in net interest income (FTE) was primarily due to a $223,910,000 (9.5%) increase in the average balance of loans to $2,579,774,000, and a $147,414,000 (13.9%) increase in the average balance of investments to $1,211,556,000 that were partially offset by a 12 basis point decrease in the average yield on loans from 5.44% during the three months ended June 30, 2015 to 5.32% during the three months ended June 30, 2016, and an 16 basis point decrease in the average yield on investments from 2.97% during the three months ended June 30, 2015 to 2.81% during the three months ended June 30, 2016. The decrease in average loan yields is primarily due to declines in market yields on new and renewed loans compared to yields on repricing, maturing, and paid off loans. The decrease in average investment yields is primarily due to declines in market yields on new investments compared to yields on existing investments, and to recent declines in mortgage rates that lead to a larger amount of mortgage refinancing activity that in turn lead to faster estimated mortgage prepayment speeds and an accelerated level of interest income reducing premium amortization on existing mortgage backed securities. The increases in average loan and investment balances added $3,045,000 and $1,457,000, respectively, to net interest income (FTE) while the decreases in average loan and investment yields reduced net interest income (FTE) by $726,000 and $850,000, respectively, when compared to the year-ago quarter. Included in interest income during the three months ended June 30, 2015 was a special cash dividend of $626,000 from the Company’s investment in Federal Home Loan Bank stock, and $2,133,000 of discount accretion from purchased loans compared to $2,300,000 of discount accretion from purchased loans during the three months ended June 30, 2016. For more information related to loan interest income, including loan purchase discount accretion, see the Summary of Average Balances, Yields/Rates and Interest Differential and Note 30 to the consolidated financial statements at Part I, Item 1 of this report.

Net interest income (FTE) during the six months ended June 30, 2016 increased $8,530,000 (11.4%) from the same period in 2015 to $83,685,000. The increase in net interest income (FTE) was primarily due to a $238,931,000 (10.3%) increase in the average balance of loans to $2,558,674,000, and a $201,821,000 (20.3%) increase in the average balance of investments to $1,076,624,000 that were partially offset by a 5 basis point decrease in the average yield on loans from 5.45% during the six months ended June 30, 2015 to 5.40% during the six months ended June 30, 2016, and a 5 basis point decrease in the average yield on investments from 2.87% during the six months ended June 30, 2015 to 2.82% during the six months ended June 30, 2016. The decrease in average loan yields is primarily due to declines in market yields on new and renewed loans compared to yields on repricing, maturing, and paid off loans. The decrease in average investment yields is primarily due to declines in market yields on new investments compared to yields on existing investments, and to recent declines in mortgage rates that lead to a larger amount of mortgage refinancing activity that in turn lead to faster estimated mortgage prepayment speeds and an accelerated level of interest income reducing premium amortization on existing mortgage backed securities. The increases in average loan and investment balances added $6,511,000 and $3,714,000, respectively, to net interest income (FTE) while the decreases in average loan and investment yields reduced net interest income (FTE) by $619,000 and $1,145,000, respectively, when compared to the year-ago period. Included in interest income during the six months ended June 30, 2015 was a special cash dividend of $626,000 from the Company’s investment in Federal Home Loan Bank stock, and $4,664,000 of discount accretion from purchased loans. Included in interest income during the six months ended June 30, 2016 was $3,392,000 of discount accretion from purchased loans, and, as noted above, $1,237,000 interest income recovered as the result of the loan sales on March 31, 2016. For more information related to loan interest income, including loan purchase discount accretion, see the Summary of Average Balances, Yields/Rates and Interest Differential and Note 30 to the consolidated financial statements at Part I, Item 1 of this report.

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

	For the three months ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$2,579,774	$34,338	5.32%	$2,355,864	$32,019	5.44%
Investment securities - taxable	1,085,230	6,945	2.56%	1,020,806	7,380	2.89%
Investment securities - nontaxable	126,326	1,560	4.94%	43,336	518	4.78%
Cash at Federal Reserve and other banks	247,398	332	0.54%	143,919	144	0.40%

Total interest-earning assets	4,038,728	43,175	4.28%	3,563,925	40,061	4.50%
Other assets	349,222			330,271

Total assets	$4,387,950			$3,894,196

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$886,417	120	0.05%	$796,958	116	0.06%
Savings deposits	1,354,846	423	0.12%	1,165,530	362	0.12%
Time deposits	350,215	338	0.39%	336,212	376	0.45%
Other borrowings	19,152	3	0.06%	7,894	1	0.06%
Junior subordinated debt	56,544	546	3.86%	56,344	491	3.49%

Total interest-bearing liabilities	2,667,174	1,430	0.21%	2,362,938	1,346	0.23%
Noninterest-bearing deposits	1,186,958			1,049,174
Other liabilities	62,456			51,483
Shareholders’ equity	471,362			430,601

Total liabilities and shareholders’ equity	$4,387,950			$3,894,196

Net interest spread(1)			4.07%			4.27%
Net interest income and interest margin(2)		$41,745	4.13%		$38,715	4.35%

	For the six months ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$2,558,674	$69,076	5.40%	$2,319,743	$63,184	5.45%
Investment securities - taxable	1,076,624	13,865	2.58%	963,586	13,515	2.81%
Investment securities - nontaxable	121,207	2,995	4.94%	32,424	776	4.79%
Cash at Federal Reserve and other banks	201,252	571	0.57%	244,761	408	0.33%

Total interest-earning assets	3,957,757	86,507	4.37%	3,560,514	77,883	4.37%
Other assets	342,412			332,822

Total assets	$4,300,169			$3,893,336

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$866,303	236	0.05%	$794,581	241	0.06%
Savings deposits	1,314,857	820	0.12%	1,161,120	719	0.12%
Time deposits	345,531	680	0.39%	344,914	793	0.46%
Other borrowings	18,708	5	0.05%	8,754	2	0.05%
Junior subordinated debt	56,519	1,081	3.83%	56,320	973	3.46%

Total interest-bearing liabilities	2,601,918	2,822	0.22%	2,365,689	2,728	0.23%
Noninterest-bearing deposits	1,170,836			1,048,507
Other liabilities	60,974			51,489
Shareholders’ equity	466,441			427,651

Total liabilities and shareholders’ equity	$4,300,169			$3,893,336

Net interest spread(1)			4.15%			4.14%
Net interest income and interest margin(2)		$83,685	4.23%		$75,155	4.22%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended June 30, 2016 compared with three months ended June 30, 2015
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$3,045	$(726)	$2,319
Investment securities	1,457	(850)	607
Cash at Federal Reserve and other banks	103	85	188

Total interest-earning assets	4,605	(1,491)	3,114

Increase (decrease) in interest expense:
Interest-bearing demand deposits	13	(9)	4
Savings deposits	57	4	61
Time deposits	16	(54)	(38)
Other borrowings	2	—	2
Junior subordinated debt	2	53	55

Total interest-bearing liabilities	90	(6)	84

Increase (decrease) in Net Interest Income	$4,515	$(1,485)	$3,030

	Six months ended June 30, 2016 compared with six months ended June 30, 2015
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$6,511	$(619)	$5,892
Investment securities	3,714	(1,145)	2,569
Cash at Federal Reserve and other banks	(72)	235	163

Total interest-earning assets	10,153	(1,529)	8,624

Increase (decrease) in interest expense:
Interest-bearing demand deposits	22	(27)	(5)
Savings deposits	92	9	101
Time deposits	1	(114)	(113)
Other borrowings	2	0	2
Junior subordinated debt	3	105	108

Total interest-bearing liabilities	120	(27)	93

Increase (decrease) in Net Interest Income	$10,033	$(1,502)	$8,531

Provision for Loan Losses

The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – three and six months ended June 30, 2016 and 2015” at Note 5 in Item 1 of Part I of this report for the components that make up the provision for loan losses for the three and six months ended June 30, 2016 and 2015.

The Company recorded a benefit from reversal of provision for loan losses of $773,000 during the three months ended June 30, 2016 compared to a benefit from reversal of provision for loan losses of $633,000 during the three months ended June 30, 2015. As shown in the Table labeled “Allowance for Loan Losses - three months ended June 30, 2016” at Note 5 in Item 1 of Part I of this report, the loan categories of residential real estate mortgage, home equity lines, home equity loans, and C&I experienced a benefit from reversal of provision for loan losses during the three months ended June 30, 2016 while the other categories of loans experience provisions for loan losses. The level of provision, or reversal of provision, for loan losses of each loan category during the three months ended June 30, 2016 was primarily due to the increase or decrease in the required allowance for loan losses as of June 30, 2016 when compared to the required allowance for loan losses as of March 31, 2016 plus or minus net charge-offs or net recoveries during the three months ended June 30, 2016. All categories of loans except residential real estate mortgage, home equity lines, home equity loans, and C&I experienced an increase in the required allowance for loan losses during the three months ended June 30, 2016. The increase in the required allowance for loan losses for all loan categories except residential real estate mortgage, home equity lines, home equity loans, and C&I was primarily due to increased balances in those categories. The decreases in the required allowance for loan losses for residential real estate mortgage, home equity lines, home equity loans, and C&I was primarily due to principal pay downs and increases in estimated collateral values for certain impaired originated and purchased loans in these categories. Increases and decreases in estimated cash flows and collateral values, and changes in historical loss factors, in part, determine the required loan loss allowance for nonperforming and performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. For details of the change in nonperforming loans during the three months ended June 30, 2016 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the three months ended June 30, 2016” under the heading “Asset Quality and Non-Performing Assets” below.

The Company recorded a benefit from reversal of provision for loan losses of $564,000 during the six months ended June 30, 2016 compared to a benefit from reversal of provision for loan losses of $436,000 during the six months ended June 30, 2015. As shown in the Table labeled “Allowance for Loan Losses - six months ended June 30, 2016” at Note 5 in Item 1 of Part I of this report, the loan categories of home equity lines, home equity loans, and C&I experienced a benefit from reversal of provision for loan losses during the six months ended June 30, 2016 while the other categories of loans experience provisions for loan losses. The level of provision, or reversal of provision, for loan losses of each loan category during the six months ended June 30, 2016 was primarily due to the increase or decrease in the required allowance for loan losses as of June 30, 2016 when compared to the required allowance for loan losses as of December 31, 2015 plus or minus net charge-offs or net recoveries during the six months ended June 30, 2016. All categories of loans except home equity lines, home equity loans, and C&I experienced an increase in the required allowance for loan losses during the six months ended June 30, 2016. The increase in the required allowance for loan losses for all loan categories except home equity lines, home equity loans, and C&I was primarily due to increased balances in those categories. The decreases in the required allowance for loan losses for home equity lines, home equity loans, and C&I was primarily due to principal pay downs and increases in estimated collateral values for certain impaired originated and purchased loans in these categories. Increases and decreases in estimated cash flows and collateral values, and changes in historical loss factors, in part, determine the required loan loss allowance for nonperforming and performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. For details of the change in nonperforming loans during the six months ended June 30, 2016 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the three months ended June 30, 2016” under the heading “Asset Quality and Non-Performing Assets” below.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service charges on deposit accounts	$3,543	$3,637	$6,908	$7,237
ATM and interchange fees	3,892	3,383	7,285	6,385
Other service fees	849	779	1,577	1,493
Mortgage banking service fees	516	528	1,033	1,062
Change in value of mortgage servicing rights	(701)	521	(1,399)	15

Total service charges and fees	8,099	8,848	15,404	16,192

Gain on sale of loans	889	837	1,692	1,459
Commissions on sale of non-deposit investment products	611	784	1,143	1,749
Increase in cash value of life insurance	681	675	1,377	1,350
Change in indemnification asset	(149)	(57)	(264)	(122)
Gain (loss) on sale of foreclosed assets	57	115	149	426
Sale of customer checks	70	121	189	249
Lease brokerage income	235	245	430	382
(Loss) gain on disposal of fixed assets	(8)	1	(39)	(83)
Other	760	511	954	658

Total other noninterest income	3,146	3,232	5,631	6,068

Total noninterest income	$11,245	$12,080	$21,035	$22,260

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights	$(185)	$1,049	$(366)	$1,077

Noninterest income decreased $835,000 (6.9%) to $11,245,000 during the three months ended June 30, 2016 when compared to the three months ended June 30, 2015. The decrease in noninterest income was primarily due to a $1,222,000 decrease in change in value of mortgage servicing rights (MSRs) to a negative $701,000 from a positive $521,000 in the year-ago quarter. A decrease in interest rates during the three months ended June 30, 2016 resulted in an increase in estimated prepayment speeds of serviced loans, that in turn resulted in a decrease in expected servicing cash flows, and thus, a lower value of such servicing rights. In the year-ago quarter, an increase in interest rates resulted in a decrease in estimated prepayment speeds of serviced loans that in turn resulted in an increase in expected servicing cash flows, and thus, a higher value of such servicing rights. Partially offsetting the decrease in change in value of mortgage servicing rights was a $509,000 (15.0%) increase in ATM fees and interchange revenue. The increase in ATM fees and interchange revenue was primarily due to the Company’s increased focus in this area, including the introduction of new services in this area during the quarter ended March 31, 2016.

Other noninterest interest income increased $249,000 (48.7%) to $760,000 due to life insurance death benefits in excess of cash value of $238,000 during the three months ended June 30, 2016. The changes in noninterest income include the effects from the operation of three branches from Bank of America, including $161,231,000 of deposits, from their acquisition on March 18, 2016 to June 30, 2016.

Noninterest income decreased $1,225,000 (5.5%) to $21,035,000 during the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. The decrease in noninterest income was primarily due to a $1,414,000 decrease in change in value of mortgage servicing rights (MSRs) of to a negative $1,399,000 from a positive $15,000 during the six months ended June 30, 2015, a $606,000 (34.6%) decrease in commissions on sale of non-deposit investment products to $1,143,000, and a $329,000 (4.5%) decrease in service charges on deposit accounts that were partially offset by a $900,000 (14.1%) increase in ATM fees and interchange revenue to $7,285,000, and a $296,000 (45.0%) increase in other noninterest income. The decrease in change in value of mortgage servicing rights was primarily due to a decrease in interest rates at June 30, 2016 compared to December 31, 2015 resulted in an increase in estimated prepayment speeds of serviced loans, that in turn resulted in a decrease in expected servicing cash flows, and thus, a lower value of such servicing rights at June 30, 2016 when compared to December 31, 2015. A relative minor increase in interest rates at June 30, 2015 compared to December 31, 2014 resulted in a small decrease in estimated prepayment speeds of serviced loans, that in turn resulted in a small increase in expected servicing cash flows, and thus, a $15,000 increase in the value of such servicing rights at June 30, 2015 when compared to December 31, 2014. The decrease in service charges on deposits was primarily due to decreases in monthly service charges and nonsufficient fund fees. The increase in ATM fees and interchange revenue was primarily due to the Company’s increased focus in this area, including the introduction of new services in this area during the quarter ended March 31, 2016. Other noninterest interest income increased $296,000 (45.0%) to $954,000 due to life insurance death benefits in excess of cash value of $238,000 during the six months ended June 30, 2016.

Noninterest Expense

The following table summarizes the Company’s noninterest expense for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Base salaries, overtime and temporary help, net of deferred loan origination costs	$12,968	$11,502	$25,676	$23,246
Incentive compensation	2,471	1,390	4,210	2,986
Benefits and other compensation costs	4,606	4,350	9,424	9,110

Total salaries and benefits expense	20,045	17,242	39,310	35,342

Occupancy	2,529	2,541	4,837	4,958
Equipment	1,844	1,527	3,230	2,941
Data processing and software	2,355	1,834	4,198	3,786
ATM network charges	1,002	985	2,008	1,755
Telecommunications	698	785	1,383	1,671
Postage	342	330	805	642
Courier service	265	253	536	501
Advertising	1,077	1,002	1,972	1,810
Assessments	578	694	1,210	1,345
Operational losses	345	149	509	273
Professional fees	1,356	1,035	2,165	2,154
Foreclosed assets expense	114	102	160	200
Provision for foreclosed asset losses	43	174	32	241
Change in reserve for unfunded commitments	408	110	408	(20)
Intangible amortization	359	289	658	578
Merger expense	162	—	784	586
Litigation contingent liability	1,450	—	1,450	—
Other	3,295	3,384	6,363	5,955

Total other noninterest expense	18,222	15,194	32,708	29,376

Total noninterest expense	$38,267	$32,436	$72,018	$64,718

Merger expense:
Base salaries (temporary help)	—	—	$187	—
Data processing and software	—	—	—	$108
Professional fees	$162	—	342	120
Advertising and marketing	—	—	114	—
Other	—	—	141	358

Total merger expense	$162	—	$784	$586

Average full time equivalent staff	1,001	944	983	955
Noninterest expense to revenue (FTE)	72.2%	63.9%	68.8%	66.4%

Salary and benefit expenses increased $2,803,000 (16.3%) to $20,045,000 during the three months ended June 30, 2016 compared to $17,242,000 during the three months ended June 30, 2015. Base salaries, overtime and temporary help, net of deferred loan origination costs increased $1,466,000 (12.7%) to $12,968,000 of which base salaries and overtime, net of deferred loan origination costs increased $1,276,000 (11.1%) to $12,774,000 primarily due to annual merit increases, and an increase in average full-time equivalent employees of 57 (6.0%) to 1,001 for the three months ended June 30, 2016. Temporary help expense increased $189,000 to $194,000 during the three months ended June 30, 2016. The increase in temporary help was primarily due to the use of temporary help in the Company’s customer service call center during the three months ended June 30, 2016. Incentive compensation increased 1,081,000 (77.8%) to $2,471,000 during the three months ended June 30, 2016. All categories of incentive compensation expense were higher than the year-ago quarter except commission expense related to the sale of nondeposit investment products. The increases in the other categories of incentive compensation, compared to the year-ago quarter, were primarily due to increased loan production, and the financial performance measures of the Company to which incentive compensation is tied compared to such measures in the year-ago quarter. Benefits & other compensation expense increased 256,000 (5.9%) to $4,606,000 during the three months ended June 30, 2016 primarily due to the increases in average full-time equivalent employees and salaries expense, and their effects on group insurance and employer payroll tax expenses.

Salary and benefit expenses increased $3,968,000 (11.2%) to $39,310,000 during the six months ended June 30, 2016 compared to $35,342,000 during the six months ended June 30, 2015. Base salaries, overtime and temporary help, net of deferred loan origination costs increased $2,430,000 (10.5%) to $25,676,000 of which base salaries and overtime, net of deferred loan origination costs increased $1,710,000 (7.4%) to $24,935,000 primarily due to annual merit increases, and an increase in average full-time equivalent employees of 28 (2.9%) to 983 for the six months ended June 30, 2016. Temporary help expense increased $719,000 to $740,000 during the six months ended June 30, 2016. The increase in temporary help was primarily due to the use of temporary help in the Company’s customer service call center during the six months ended June 30, 2016, and included temporary call center staffing related to the acquisition of three branches from Bank of America on March 18, 2016. Incentive compensation increased 1,224,000 (41.0%) to $4,210,000 during the six months ended June 30, 2016. All categories of incentive compensation expense were higher than the year-ago period except commission expense related to the sale of nondeposit investment products. The increases in the other categories of incentive compensation, compared to the year-ago period, were primarily due to increased loan production, and the financial performance measures of the Company to which incentive compensation is tied compared to such measures in the year-ago period. Benefits & other compensation expense increased 314,000 (3.5%) to $9,424,000 during the six months ended June 30, 2016 primarily due to the increases in average full-time equivalent employees and salaries expense, and their effects on group insurance and employer payroll tax expenses.

Other noninterest expense increased $3,028,000 (19.9%) to $18,222,000 during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Included in other noninterest expense for the three months ended June 30, 2016 was a litigation contingent liability expense of $1,450,000 associated with the matters described under the heading “Legal Proceedings” at Note 18 in Item 1 of Part I of this report. Also contributing to the increase in other noninterest expense during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 were a $521,000 (28.4%) increase in data processing and software expense, a $321,000 (31.0%) increase in professional fees, a $317,000 (20.8%) increase in equipment expense, and a $298,000 (271%) increase in provision for losses on unfunded commitments. The increase in data processing and software expense was primarily due to increased use of outside data processing services. The increase in professional fees was primarily due to increased consulting expense. The increase in equipment expense was primarily due to increase maintenance and repair expense associated with facilities maintenance. The increase in provision for losses on unfunded commitments was primarily due to a larger increase in unfunded construction loan commitments from March 31, 2016 to June 30, 2016 than from March 31, 2015 to June 30, 2015. Merger related expenses during the three months ended June 30, 2016 were $162,000, and consisted of consulting expenses related to the acquisition of three bank branches from B of A on March 18, 2016. There were no merger related expenses during the three months ended June 30, 2015.

Other noninterest expense increased $3,332,000 (11.3%) to $32,708,000 during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Included in other noninterest expense for the six months ended June 30, 2016 was a litigation contingent liability expense of $1,450,000 associated with the matters described under the heading “Legal Proceedings” at Note 18 in Item 1 of Part I of this report. Also included in the results of the Company for the six months ended June 30, 2016 was $784,000 of nonrecurring noninterest expense related to the Company’s acquisition of three bank branches from Bank of America on March 18, 2016. Included in the results of the Company for the six months ended June 30, 2015 was $586,000 of nonrecurring noninterest expense related to the Company’s merger with, and integration of, North Valley Bancorp that occurred on October 3, 2014. Also contributing to the increase in other noninterest expense during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 were a $412,000 (10.9%) increase in data processing and software expense, a $289,000 (9.8%) increase in equipment expense, a $428,000 increase in provision for losses on unfunded commitments, and a $253,000 (14.4%) increase in ATM network charges. The increase in data processing and software expense was primarily due to increased use of outside data processing services. The increase in equipment expense was primarily due to increase maintenance and repair expense associated with facilities maintenance. The increase in provision for losses on unfunded commitments was primarily due to a larger increase in unfunded construction loan commitments from December 31, 2015 to June 30, 2016 than from December 31, 2014 to June 30, 2015. The increase in ATM network charges was primarily due to increased customer usage of the Company’s ATM and interchange services.

Income Taxes

The following tables show the items that reconcile the Company’s effective tax rate to the Federal statutory tax rate for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	7.0	6.7	6.6	6.8
Tax-exempt interest on municipal obligations	(2.3)	(0.6)	(2.0)	(0.5)
Increase in cash value of insurance policies	(2.2)	(1.3)	(1.8)	(1.4)
Low income housing tax credits	(1.4)	—	(0.7)	—
Other	0.8	(0.3)	0.4	0.1

Effective Tax Rate	36.9%	39.5%	37.5%	40.0%

Financial Condition

Investment Securities

Investment securities available for sale increased $124,132,000 to $529,017,000 as of June 30, 2016, as compared to December 31, 2015. This increase is attributable to purchases of $138,372,000, maturities and principal repayments of $26,359,000, an increase in fair value of investments securities available for sale of $13,298,000 and amortization of net purchase price premiums of $1,179,000.

The following table presents the available for sale investment securities portfolio by major type as of June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016		December 31, 2015
	Fair Value	%	Fair Value	%
Securities available for sale:
Obligations of U.S. government corporations and agencies	$408,986	77.3%	$313,682	77.5%
Obligations of states and political subdivisions	116,984	22.1%	88,218	21.8%
Marketable equity securities	3,047	0.6%	2,985	0.7%

Total securities available for sale	$529,017	100.0%	$404,885	100.0%

Investment securities held to maturity decreased $52,118,000 to $674,412,000 as of June 30, 2016, as compared to December 31, 2015. This decrease is attributable to principal repayments of $50,963,000, and amortization of net purchase price premiums of $1,155,000.

The following table presents the held to maturity investment securities portfolio by major type as of June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016		December 31, 2015
	Cost Basis	%	Cost Basis	%
Securities held to maturity:
Obligations of U.S. government corporations and agencies	$659,867	97.8%	$711,994	98.0%
Obligations of states and political subdivisions	14,545	2.2%	14,536	2.0%

Total securities held to maturity	$674,412	100.0%	$726,530	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements at Iem 1 of Part I of this report.

Restricted Equity Securities

Restricted equity securities were $16,956,000 at June 30, 2016 and $16,956,000 at December 31, 2015. The entire balance of restricted equity securities at June 30, 2015 and December 31, 2014 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

(In thousands)	June 30, 2016	December 31, 2015
Real estate mortgage	$1,913,024	$1,811,832
Consumer	381,114	395,283
Commercial	209,840	194,913
Real estate construction	149,652	120,909

Total loans	$2,653,630	$2,522,937

At June 30, 2016 loans, including net deferred loan costs, totaled $2,653,630,000 which was a $130,693,000 (5.18%) increase over the balances at December 31, 2015. The increase in loan balances from December 31, 2015 to June 30, 2016 was primarily due to organic loan growth, but included the sale of $24,810,000 of nonperforming loans on March 31, 2016, and the purchase of seven performing multifamily commercial real estate loans valued at $22,503,000 on May 19, 2016. Demand for all categories of loans was strong during the six months ended June 30, 2016.

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	June 30, 2016	December 31, 2015
Real estate mortgage	72.1%	71.8%
Consumer	14.4%	15.7%
Commercial	7.9%	7.7%
Real estate construction	5.6%	4.8%

Total loans	100.0%	100.0%

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

Interest income on originated nonaccrual loans that would have been recognized during the three months ended June 30, 2016 and 2015, if all such loans had been current in accordance with their original terms, totaled $181,000 and $266,000, respectively. Interest income actually recognized on these originated loans during the three months ended June 30, 2016 and 2015 was $10,000 and $11,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended June 30, 2016 and 2015, if all such loans had been current in accordance with their original terms, totaled $92,000 and $144,000, respectively. Interest income actually recognized on these PNCI loans during the three months ended June 30, 2016 and 2015 was $1,000 and $76,000.

Interest income on originated nonaccrual loans that would have been recognized during the six months ended June 30, 2016 and 2015, if all such loans had been current in accordance with their original terms, totaled $467,000 and $964,000, respectively. Interest income actually recognized on these originated loans during the six months ended June 30, 2016 and 2015 was $29,000 and $59,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the six months ended June 30, 2016 and 2015, if all such loans had been current in accordance with their original terms, totaled $179,000 and $224,000. Interest income actually recognized on these PNCI loans during the six months ended June 30, 2016 and 2015 was $1,000 and $85,000.

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

(In thousands)	June 30, 2016	December 31, 2015
Performing nonaccrual loans	$17,888	$31,033
Nonperforming nonaccrual loans	2,089	6,086

Total nonaccrual loans	19,977	37,119
Originated and PNCI loans 90 days past due and still accruing	—	—

Total nonperforming loans	19,977	37,119
Noncovered foreclosed assets	3,842	5,369
Covered foreclosed assets	—	—

Total nonperforming assets	$23,819	$42,488

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$5	$28
Indemnified portion of covered foreclosed assets	—	—
Nonperforming assets to total assets	0.55%	1.01%
Nonperforming loans to total loans	0.75%	1.47%
Allowance for loan losses to nonperforming loans	178%	97%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.43%	2.69%

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

	June 30, 2016
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$8,308	$3,414	$4,216	$1,950	$17,888
Nonperforming nonaccrual loans	1,714	375	—	—	2,089

Total nonaccrual loans	10,022	3,789	4,216	1,950	19,977
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	10,022	3,789	4,216	1,950	19,977
Noncovered foreclosed assets	2,857	—	—	985	3,842
Covered foreclosed assets	—	—	—	—	—

Total nonperforming assets	$12,879	$3,789	$4,216	$2,935	$23,819

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$5	—	—	—	$5
Indemnified portion of covered foreclosed assets	—	—	—	—	—
Nonperforming assets to total assets	0.30%	0.09%	0.10%	0.07%	0.55%
Nonperforming loans to total loans	0.46%	0.85%	100.00%	7.46%	0.75%
Allowance for loan losses to nonperforming loans	303%	62%	0%	143%	178%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.68%	3.10%	61.90%	24.60%	2.43%

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

	December 31, 2015
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$18,483	$3,747	$5,055	$3,748	$31,033
Nonperforming nonaccrual loans	4,341	1,651	24	70	6,086

Total nonaccrual loans	22,824	5,398	5,079	3,818	37,119
Originated loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	22,824	5,398	5,079	3,818	37,119
Noncovered foreclosed assets	4,195	—	—	1,174	5,369
Covered foreclosed assets	—	—	—	—	—

Total nonperforming assets	$27,019	$5,398	$5,079	$4,992	$42,488

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$28	—	—	—	$28
Indemnified portion of covered foreclosed assets	—	—	—	—	—

Nonperforming assets to total assets	0.64%	0.13%	0.12%	0.12%	1.01%
Nonperforming loans to total loans	1.15%	1.09%	100.00%	10.87%	1.47%
Allowance for loan losses to nonperforming loans	137%	34%	2%	73%	97%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.90%	3.11%	60.92%	18.49%	2.69%

Changes in nonperforming assets during the three months ended June 30, 2016

(In thousands):	Balance at June 30, 2016	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at March 31, 2016
Real estate mortgage:
Residential	$3,164	$306	$1	$(925)	$(124)	—	—	$3,906
Commercial	7,137	729	—	(1,153)	—	—	—	7,561
Consumer
Home equity lines	7,636	193	120	(1,036)	(115)	(307)	(21)	8,802
Home equity loans	1,568	429	63	(228)	(93)	(130)	21	1,506
Other consumer	17	58	—	(26)	(58)	—	—	43
Commercial (C&I)	444	95	—	(1,779)	(76)	—	—	2,204
Construction:
Residential	11	—	—	(1)	—	—	—	12
Commercial	—	—	—	—	—	—	—	—

Total nonperforming loans	19,977	1,810	184	(5,148)	(466)	(437)	—	24,034
Foreclosed assets	3,842	—	—	(1,023)	(43)	437	—	4,471

Total nonperforming assets	$23,819	$1,810	$184	$(6,171)	$(509)	—	—	$28,505

Nonperforming assets decreased during the second quarter of 2016 by $4,686,000 (16.4%) to $23,819,000 at June 30, 2016 compared to $28,505,000 at March 31, 2016. The decrease in nonperforming assets during the second quarter of 2016 was primarily the result of new nonperforming loans of $1,810,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $184,000, less pay-downs, sales or upgrades of nonperforming loans to performing status totaling $5,148,000, less dispositions of foreclosed assets totaling $1,023,000, less loan charge-offs of $466,000, and less write-downs of foreclosed assets of $43,000.

The $1,810,000 in new nonperforming loans during the second quarter of 2016 was comprised of increases of $306,000 on two residential real estate loans, $729,000 on three commercial real estate loans, 622,000 on 10 home equity lines and loans, 58,000 on 12 other consumer loans, and $95,000 on three C&I loans.

The $306,000 in new nonperforming residential real estate loans was primarily comprised of one loan in the amount of $258,000 secured by a single family residence in northern California. Related charge-offs are discussed below.

The $729,000 in new nonperforming commercial real estate loans was primarily made up of one loan in the amount of $286,000 secured by a commercial restaurant property in central California. Related charge-offs are discussed below.

The $5,148,000 in pay-downs, sales or upgrades of loans in the second quarter of 2016 was comprised of decreases of $925,000 on 35 residential real estate loans, $1,153,000 on 18 commercial real estate loans, $1,264,000 on 128 home equity lines and loans, $26,000 on eight consumer loans, $1,779,000 on seven C&I loans, and $1,000 on a single residential construction loan.

The $1,153,000 reduction in nonperforming commercial real estate loans was primarily made up of one payoff in the amount of $491,000 on one loan secured by a commercial manufacturing property in northern California, and a payoff on one loan secured by a commercial retail property in northern California in the amount of $478,000.

The $1,779,000 in reduction in nonperforming C&I loans was primarily made up of the payoff of one loan in northern California in the amount of $1,273,000 secured by crop proceeds and a pay-down in the amount of $498,000 on a single loan in northern California secured by general business assets.

Loan charge-offs during the three months ended June 30, 2016

In the second quarter of 2016, the Company recorded $466,000 in loan charge-offs and $176,000 in deposit overdraft charge-offs less $456,000 in loan recoveries and $80,000 in deposit overdraft recoveries resulting in $106,000 of net charge-offs. Primary causes of the loan charges taken in the second quarter of 2016 were gross charge-offs of $124,000 on one residential real estate loan, $208,000 on seven home equity lines and loans, $58,000 on 12 other consumer loans, and $95,000 on two C&I loans. During the second quarter of 2016, there were no individual charges greater than $250,000.

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

The Components of the Allowance for Loan Losses

The following table sets forth the allowance for loan losses as of the dates indicated:

(dollars in thousands)	June 30, 2016	December 31, 2015
Allowance for originated and PNCI loan losses:
Specific allowance	$2,170	$2,890
Formula allowance	21,019	20,603
Environmental factors allowance	9,512	9,625

Allowance for originated and PNCI loan losses	32,701	33,118
Allowance for PCI loan losses	2,808	2,893

Allowance for loan losses	$35,509	$36,011

Allowance for loan losses to loans	1.34%	1.43%

For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Provision for Loan Losses” at “Results of Operations” and “Allowance for Loan Losses” above. Based on the current conditions of the loan portfolio, management believes that the $35,509,000 allowance for loan losses at June 30, 2016 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

(in thousands)	June 30, 2016	December 31, 2015
Real estate mortgage	$15,052	$13,950
Consumer	12,919	15,079
Commercial	5,265	5,271
Real estate construction	2,273	1,711

Total allowance for loan losses	$35,509	$36,011

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

	June 30, 2016	December 31, 2015
Real estate mortgage	42.4%	38.7%
Consumer	36.4%	41.9%
Commercial	14.8%	14.6%
Real estate construction	6.4%	4.8%

Total allowance for loan losses	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses as a percentage of the total loans for each loan category as of the dates indicated:

	June 30, 2016	December 31, 2015
Real estate mortgage	0.79%	0.77%
Consumer	3.39%	3.81%
Commercial	2.51%	2.70%
Real estate construction	1.52%	1.42%

Total allowance for loan losses	1.34%	1.43%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Allowance for loan losses:
Balance at beginning of period	$36,388	$36,055	$36,011	$36,585
Provision for loan losses	(773)	(633)	(564)	(436)
Loans charged off:
Real estate mortgage:
Residential	(125)	(128)	(162)	(209)
Commercial	—	—	(793)	—
Consumer:
Home equity lines	(114)	(84)	(328)	(425)
Home equity loans	(93)	(117)	(93)	(128)
Auto indirect	—	(4)	—	(4)
Other consumer	(233)	(176)	(440)	(444)
Commercial	(76)	(5)	(114)	(539)
Construction:
Residential	—	—	—	—
Commercial	—	—	—	—

Total loans charged off	(641)	(514)	(1,930)	(1,749)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	225	—	227	1
Commercial	65	53	882	149
Consumer:
Home equity lines	60	230	341	349
Home equity loans	23	6	72	9
Auto indirect	—	16	—	36
Other consumer	101	107	231	259
Commercial	61	121	238	208
Construction:
Residential	—	—	—	11
Commercial	—	14	1	33

Total recoveries of previously charged off loans	535	547	1,992	1,055

Net recoveries (charge-offs)	(106)	33	62	(694)

Balance at end of period	$35,509	$35,455	$35,509	$35,455

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Reserve for unfunded commitments:
Balance at beginning of period	$2,475	$2,015	$2,475	$2,145
Provision for losses – unfunded commitments	160	110	160	(20)

Balance at end of period	$2,635	$2,125	$2,635	$2,125

Balance at end of period:
Allowance for loan losses			$35,509	$35,455
Reserve for unfunded commitments			2,635	2,125

Allowance for loan losses and Reserve for unfunded commitments			$38,144	$37,580

As a percentage of total loans at end of period:
Allowance for loan losses			1.34%	1.48%
Reserve for unfunded commitments			0.10%	0.09%

Allowance for loan losses and Reserve for unfunded commitments			1.44%	1.57%

Average total loans	$2,579,774	$2,355,864	$2,558,674	$2,319,743
Ratios (annualized):
Net charge-offs during period to average loans outstanding during period	0.02%	(0.01)%	0.00%	0.06%
(Benefit from) provision for loan losses to average loans outstanding	(0.12)%	(0.11)%	(0.04)%	(0.04)%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the periods indicated (dollars in thousands):

(dollars in thousands):	Balance at June 30, 2016	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at March 31, 2016
Noncovered:
Land & Construction	$1,602	—	—	—	—	—	—	$1,602
Residential real estate	1,563	—	—	$(783)	$(17)	$437	—	1,926
Commercial real estate	677	—	—	(240)	(26)	—	—	943

Total noncovered	3,842	—	—	(1,023)	(43)	437	—	4,471

Covered:
Land & Construction	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	—	—	—	—	—	—	—	—

Total foreclosed assets	$3,842	—	—	$(1,023)	$(43)	$437	—	$4,471

(dollars in thousands):	Balance at March 31, 2016	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2015
Noncovered:
Land & Construction	$1,602	—	—	$(889)	—	—	—	$2,491
Residential real estate	1,926	—	—	(288)	$11	$416	—	1,787
Commercial real estate	943	—	—	(148)	—	—	—	1,091

Total noncovered	4,471	—	—	(1,325)	11	416	—	5,369

Covered:
Land & Construction	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	—	—	—	—	—	—	—	—

Total foreclosed assets	$4,471	—	—	$(1,325)	$11	$416	—	$5,369

Premises and Equipment

Premises and equipment were comprised of:

(In thousands)	June 30, 2016	December 31, 2015
Land & land improvements	$10,785	$8,909
Buildings	45,868	38,643
Furniture and equipment	32,972	31,081

	89,625	78,633
Less: Accumulated depreciation	(38,606)	(35,518)

	51,019	43,115
Construction in progress	709	696

Total premises and equipment	$51,728	$43,811

During the six months ended June 30, 2016, premises and equipment increased $7,917,000 due to purchases of $10,643,000, that were partially offset by depreciation of $2,686,000 and disposals of premises and equipment with net book value of $40,000.

Intangible Assets

Intangible assets at were comprised of the following as of the dates indicated:

(In thousands)	June 30, 2016	December 31, 2015
Core-deposit intangible	$7,282	$5,894
Goodwill	64,311	63,462

Total intangible assets	$71,593	$69,356

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

Investment in Low Income Housing Tax Credit Funds

During the six months ended June 30, 2016, the Company’s investment in low income housing tax credit funds, recorded in other assets, increased $9,707,000 to $13,930,000 as the Company made three new investments in low income housing tax credit funds bringing the total number of such investment to four. Associated with these new investments in low income housing tax credit funds was a $8,340,000 increase in low income housing tax credit fund commitments to $11,670,000. This commitment for low income housing tax credit funds is recorded in other liabilities.

Deposits

During the six months ended June 30, 2016, the Company’s deposits increased $110,130,000 to $3,741,396,000, and included $161,231,000 of deposits from the acquisition of three branches from Bank of America on March 18, 2016. See Note 13 to the condensed consolidated financial statements at Item 1 of Part I of this report for information about the Company’s deposits.

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

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. During the six months ended June 30, 2016, the Company did not repurchase any shares under this plan. This plan has no stated expiration date for the repurchases. As of June 30, 2016, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $473,868,000 at June 30, 2016. This amount represents an increase of $21,752,000 (4.8%) from December 31, 2015, the net result of comprehensive income for the period of $27,930,000, and the effect of equity compensation vesting and tax benefits of $515,000, and the exercise of stock options of $2,814,000, that were partially offset by dividends paid of $6,841,000 and the repurchase of common stock of $2,666,000. The Company’s ratio of equity to total assets was 10.9% and 10.7% as of June 30, 2016 and December 31, 2015, respectively. We believe that we were in compliance with the requirements applicable to us as set forth in the final rules as of January 1, 2015 and June 30, 2016.

The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	June 30, 2016		December 31, 2015
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total capital	14.73%	8.00%	15.09%	8.00%
Tier I capital	13.57%	6.00%	13.86%	4.00%
Common equity Tier 1 capital	11.98%	4.50%	12.27%	4.50%
Leverage	10.40%	4.00%	10.79%	4.00%

See Note 19 and Note 29 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

Liquidity

The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At June 30, 2016, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $668,555,000, or 15.4% of total assets, representing an increase of $30,869,000 (4.8%) from 637,686,000, or 15.1% of total assets at December 31, 2015. This increase in cash and securities available for sale is due mainly to an increase in deposits, cash from the maturities of securities held for sale, and cash provided by operating activities that were in excess of an increase in loans during the six months ended June 30, 2016. During the six months ended June 30, 2016, the Company generated cash flows from operations of $23,618,000 compared to $25,567,000 during the six months ended June 30, 2015. Maturities of investment securities produced cash inflows of $77,322,000 during the six months ended June 30, 2016 compared to $59,019,000 for the six months ended June 30, 2015. During the six months ended June 30, 2016, the Company invested in securities totaling $155,444,000 and net loan increases of $131,092,000 compared to $366,483,000 invested in securities and $112,372,000 net loan increases, respectively, during the first six months of 2015. Proceeds from the sale of foreclosed assets accounted for $2,497,000 and $1,033,000 of investing sources of funds during the six months ended June 30, 2016 and 2015, respectively. The acquisition of three bank branches, and the assumption of $161,231,000 of associated deposit balances, from Bank of America on March 18, 2016, accounted for $156,316,000 of investing sources of funds during the six months ended June 30, 2016. These changes in investment and loan balances, proceeds from sale of foreclosed assets, and the acquisition of branches and associated deposits, contributed to net cash used by investing activities of 59,453,000 during the six months ended June 30, 2016, compared to net cash used by investing activities of $420,605,000 during the six months ended June 30, 2015. Financing activities used net cash of $50,840,000 during the six months ended June 30, 2016, compared to net cash used by financing activities of $46,187,000 during the six months ended June 30, 2015. Deposit balance decreases, net of the deposits assumed in the acquisition of bank branches on March 18, 2016, accounted for $51,101,000 of financing uses of funds during the six months ended June 30, 2016, compared to $38,741,000 of financing uses of funds during the six months ended June 30, 2015. Net changes in other borrowings provided $7,136,000 of financing sources of funds during the six months ended June 30, 2016, compared to $2,541,000 of financing uses of funds during the six months ended June 30, 2015. Dividends paid used $6,841,000 and $5,473,000 of cash during the six months ended June 30, 2016 and 2015, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2016 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

During the six months ended June 30, 2016, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2016:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number shares that may yet be purchased under the plans or programs(2)
Apr. 1-30, 2016	20,000	$24.90	—	333,400
May 1-31, 2016	58,450	$26.81	—	333,400
Jun. 1-30, 2016	38,546	$28.50	—	333,400

Total	116,996	$27.04	—	333,400

(1)	Includes shares purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 19 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.
(2)	Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.

Item 6 – Exhibits

Exhibit No.	Exhibit

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed June 3, 2010).

2.2	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Citizens Bank of Northern California, Nevada City, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of September 23, 2011, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed September 27, 2011).

2.3	Agreement and Plan of Merger and Reorganization by and between TriCo and North Valley Bancorp dated January 21, 2014 (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed January 21, 2014).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 17, 2009).

3.2	Bylaws of TriCo, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).

4.1	Instruments defining the rights of holders of the long-term debt securities of the TriCo and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. TriCo hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1*	Form of Change of Control Agreement dated as of July 17, 2013, among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, Richard O’Sullivan, Thomas Reddish, and Ray Rios (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).

10.2*	TriCo’s 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063)).

10.3*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.4*	TriCo’s 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.5*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.6*	Transaction Bonus Agreement between TriCo Bancshares and Richard P. Smith dated as of August 7, 2014 (incorporated by reference to Exhibit 10.4 to TriCo’s Form 8-K filed on August 13, 2014).

10.7*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.8*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.9*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.10*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.12*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.13*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.14*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.15*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.18*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

Item 6 – Exhibits (continued)

10.19*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.20*	Form of Stock Option Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed May 25, 2010).

10.21*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Employee Executives pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.22*	Form of Restricted Stock Unit Agreement and Grant Notice for Directors pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.23*	Form of 2014 Performance Award Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to TriCo’s Current Report on Form 8-K filed August 13, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES
(Registrant)

Date: August 9, 2016	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer
(Principal accounting and financial officer)