Form 10-Q
period 2016-09-30
TRICO BANCSHARES /
filed 2016-11-09
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: September 30, 2016

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

Common stock, no par value: 22,827,277 shares outstanding as of November 4, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At September 30,	At December 31,
	2016	2015
	(in thousands, except share data)
Assets:
Cash and due from banks	$82,610	$94,305
Cash at Federal Reserve and other banks	232,478	209,156

Cash and cash equivalents	315,088	303,461
Investment securities:
Available for sale	510,209	404,885
Held to maturity	641,149	726,530
Restricted equity securities	16,956	16,956
Loans held for sale	7,777	1,873
Loans	2,712,226	2,522,937
Allowance for loan losses	(33,484)	(36,011)

Total loans, net	2,678,742	2,486,926
Foreclosed assets, net	4,124	5,369
Premises and equipment, net	49,448	43,811
Cash value of life insurance	95,281	94,560
Accrued interest receivable	10,819	10,786
Goodwill	64,311	63,462
Other intangible assets, net	6,923	5,894
Mortgage servicing rights	6,208	7,618
Other assets	60,096	48,591

Total assets	$4,467,131	$4,220,722

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,221,503	$1,155,695
Interest-bearing	2,614,509	2,475,571

Total deposits	3,836,012	3,631,266
Accrued interest payable	774	774
Reserve for unfunded commitments	2,908	2,475
Other liabilities	69,695	65,293
Other borrowings	19,235	12,328
Junior subordinated debt	56,617	56,470

Total liabilities	3,985,241	3,768,606

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
22,827,277 at September 30, 2016	250,290
22,775,173 at December 31, 2015		247,587
Retained earnings	226,647	206,307
Accumulated other comprehensive income (loss), net of tax	4,953	(1,778)

Total shareholders’ equity	481,890	452,116

Total liabilities and shareholders’ equity	$4,467,131	$4,220,722

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Interest and dividend income:
Loans, including fees	$35,769	$33,814	$104,845	$96,998
Investment securities:
Taxable	6,297	6,497	19,377	18,699
Tax exempt	978	498	2,850	983
Dividends	390	426	1,175	1,739
Interest bearing cash at
Federal Reserve and other banks	275	97	846	505

Total interest and dividend income	43,709	41,332	129,093	118,924

Interest expense:
Deposits	875	838	2,611	2,591
Other borrowings	2	1	7	3
Junior subordinated debt	562	500	1,643	1,473

Total interest expense	1,439	1,339	4,261	4,067

Net interest income	42,270	39,993	124,832	114,857

Reversal of provision for loan losses	(3,973)	(866)	(4,537)	(1,302)

Net interest income after reversal of provision loan losses	46,243	40,859	129,369	116,159

Noninterest income:
Service charges and fees	8,022	7,694	23,426	23,886
Gain on sale of loans	953	722	2,645	2,181
Commissions on sale of non-deposit investment products	747	812	1,890	2,561
Increase in cash value of life insurance	709	770	2,086	2,121
Other	635	1,644	2,054	3,153

Total noninterest income	11,066	11,642	32,101	33,902

Noninterest expense:
Salaries and related benefits	20,860	17,533	60,170	52,875
Other	16,556	13,906	49,264	43,282

Total noninterest expense	37,416	31,439	109,434	96,157

Income before income taxes	19,893	21,062	52,036	53,904

Provision for income taxes	7,694	8,368	19,758	21,508

Net income	$12,199	$12,694	$32,278	$32,396

Earnings per share:
Basic	$0.53	$0.56	$1.42	$1.42
Diluted	$0.53	$0.55	$1.40	$1.41

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net income	$12,199	$12,694	$32,278	$32,396
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available for sale securities arising during the period	(1,193)	2,316	6,514	(429)
Change in minimum pension liability	74	112	222	334
Change in joint beneficiary agreement liability	(1)	—	(5)	—

Other comprehensive (loss) income	(1,120)	2,428	6,731	(95)

Comprehensive income	$11,079	$15,122	$39,009	$32,301

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2014	22,714,964	$244,318	$176,057	$(2,203)	$418,172
Net income			32,396		32,396
Other comprehensive income				(95)	(95)
PSU vesting		137			137
RSU vesting		338			338
RSUs released	11,652
Tax benefit from release of RSUs		15			15
Stock option vesting		576			576
Stock options exercised	68,000	1,327			1,327
Tax benefit of stock options exercised		24			24
Reversal of tax benefit from Exercise of stock options		(96)			(96)
Repurchase of common stock	(30,321)	(327)	(394)		(721)
Dividends paid ($0.37 per share)			(8,728)		(8,728)

Balance at September 30, 2015	22,764,295	$246,312	$199,331	$(2,298)	$443,345

Balance at December 31, 2015	22,775,173	$247,587	$206,307	$(1,778)	$452,116
Net income			32,278		32,278
Other comprehensive income				6,731	6,731
Stock option vesting		455			455
RSU vesting		440			440
PSU vesting		183			183
Stock options exercised	132,700	2,908			2,908
RSUs released	20,529
Tax effect of stock option exercise		(183)			(183)
Tax effect of RSU release		1			1
Repurchase of common stock	(101,125)	(1,101)	(1,673)		(2,774)
Dividends paid ($0.45 per share)			(10,265)		(10,265)

Balance at September 30, 2016	22,827,277	$250,290	$226,647	$4,953	$481,890

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the nine months ended September 30,
	2016	2015
Operating activities:
Net income	$32,278	$32,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	4,870	4,487
Amortization of intangible assets	1,017	867
Benefit from reversal of provision for loan losses	(4,537)	(1,302)
Amortization of investment securities premium, net	3,625	2,547
Originations of residential mortgage loans for resale	(101,206)	(82,499)
Proceeds from sale of residential mortgage loans originated for resale	97,056	82,448
Gain on sale of loans	(2,645)	(2,181)
Change in market value of mortgage servicing rights	2,198	570
Provision for losses on foreclosed assets	41	347
Gain on sale of foreclosed assets	(218)	(782)
Write down of fixed assets held for sale	716	—
Loss (gain) on disposal of fixed assets	52	125
Increase in cash value of life insurance	(2,086)	(2,121)
Life insurance proceeds in excess of cash value	(238)	—
Equity compensation vesting expense	1,078	1,051
Tax effect of equity compensation exercise or release	182	57
Change in:
Reserve for unfunded commitments	433	(60)
Interest receivable	(33)	(937)
Interest payable	—	(183)
Other assets and liabilities, net	6,301	9,534

Net cash from operating activities	38,884	44,364

Investing activities:
Proceeds from maturities of securities available for sale	47,722	24,386
Proceeds from maturities of securities held to maturity	83,665	69,771
Purchases of securities available for sale	(160,787)	(272,125)
Purchases of securities held to maturity	—	(146,100)
Loan origination and principal collections, net	(198,366)	(189,995)
Loans purchased	(22,503)	—
Proceeds from sale of loans other than loans originated for sale	32,029	—
Improvement of foreclosed assets	—	(522)
Proceeds from sale of other real estate owned	3,375	4,753
Proceeds from sale of premises and equipment	1,231	2
Purchases of premises and equipment	(10,048)	(2,817)
Cash acquired in acquisition	156,316	—

Net cash used by investing activities	(67,366)	(512,647)

Financing activities:
Net increase in deposits	43,515	77,449
Net change in other borrowings	6,907	(2,417)
Tax effect of equity compensation exercise or release	(182)	(57)
Repurchase of common stock	(384)	(54)
Dividends paid	(10,265)	(8,728)
Exercise of stock options	518	660

Net cash provided by financing activities	40,109	66,853

Net change in cash and cash equivalents	11,627	(401,430)

Cash and cash equivalents and beginning of year	303,461	610,728

Cash and cash equivalents at end of period	$315,088	$209,298

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$11,240	$(740)
Loans transferred to foreclosed assets	$1,953	$4,187
Fixed assets transferred to held for sale	$1,934	—
Market value of shares tendered in-lieu of cash to pay for exercise of options, release of RSUs, and/or related taxes	$2,774	$667
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$4,261	$4,250
Cash paid for income taxes	$15,515	$13,265
Assets acquired in acquisition	$161,231	—
Liabilities assumed in acquisition	$161,231	—

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

The unaudited condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management (“Management”), all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation of results for the interim periods presented have been included. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,700,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2016.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. During the nine months ended September 30, 2016 and throughout 2015, the Company did not have any securities classified as trading.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is more likely than not that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the nine months ended September 30, 2016 and throughout 2015.

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

Recent Accounting Pronouncements

FASB issued Accounting Standard Update (ASU) No. 2016-2, Leases (Topic 842). ASU 2016-2, among other things, requires lessees to recognize most leases on-balance sheet, increasing reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-2 will be effective for the Company on January 1, 2019, utilizing the modified retrospective transition approach. The Company is currently evaluating the impact of adopting ASU 2016-2 on the Company’s consolidated financial statements.

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

FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): ASU 2016-13 is the final guidance on the new current expected credit loss (“CECL”) model. ASU 2016-13, among other things, requires the incurred loss impairment methodology in current GAAP be replaced with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (“HTM”) debt securities. ASU 2016-13 amends the accounting for credit losses on available-for-sale securities (“AFS”), whereby credit losses will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, ASU 2016-13 requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization’s portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. ASU 2016-13 allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). ASU 2016-13 will be effective for the Company on January 1, 2020, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-13 on the Company’s consolidated financial statements.

FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230): ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016-15 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2 - Business Combinations

On March 18, 2016, the Bank completed its acquisition of three branch banking offices from Bank of America originally announced October 28, 2015. The acquired branches are located in Arcata, Eureka and Fortuna in Humboldt County on the North Coast of California, and have significant overlap compared to the Company’s then-existing Northern California customer base and branch locations. As a result, these branch acquisitions create potential cost savings and future growth potential. With the levels of capital at the time, the acquisitions fit well into the Company’s growth strategy. Also on March 18, 2016, the electronic customer service and other data processing systems of the acquired branches were converted into the Bank’s systems, and the effect of revenue and expenses from the operations of the acquired branches are included in the results of the Company. The Bank paid a premium of $3,204,000 for deposit relationships with balances of $161,231,000 and loans with balances of $289,000, and received cash of $159,520,000 from Bank of America.

The assets acquired and liabilities assumed in the acquisition of these branches were accounted for in accordance with ASC 805 “Business Combinations,” using the acquisition method of accounting and were recorded at their estimated fair values on the March 18, 2016 acquisition date, and the results of operations of the acquired branches are included in the Company’s consolidated statements of income since that date. The excess of the fair value of consideration transferred over total identifiable net assets was recorded as goodwill. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and the acquired branches. $849,000 of the goodwill is deductible for income tax purposes because the acquisition was accounted for as a purchase of assets and assumption of liabilities for tax purposes.

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

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$377,072	$9,800	—	$386,872
Obligations of states and political subdivisions	116,752	3,634	$(82)	120,304
Marketable equity securities	3,000	33	—	3,033

Total securities available for sale	$496,824	$13,467	$(82)	$510,209

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$626,599	$22,145	—	$648,744
Obligations of states and political subdivisions	14,550	487	—	15,037

Total securities held to maturity	$641,149	$22,632	—	$663,781

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$312,917	$2,761	$(1,996)	$313,682
Obligations of states and political subdivisions	86,823	1,428	(33)	88,218
Marketable equity securities	3,000	—	(15)	2,985

Total securities available for sale	$402,740	$4,189	$(2,044)	$404,885

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$711,994	$8,394	$(2,882)	$717,506
Obligations of states and political subdivisions	14,536	277	(110)	14,703

Total securities held to maturity	$726,530	$8,671	$(2,992)	$732,209

No investment securities were sold during the nine months ended September 30, 2016 or the nine months ended September 30, 2015. Investment securities with an aggregate carrying value of $262,695,000 and $297,547,000 at September 30, 2016 and December 31, 2015, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at September 30, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2016, obligations of U.S. government corporations and agencies with a cost basis totaling $1,003,671,000 consist almost entirely of mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At September 30, 2016, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 4.4 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Investment Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	—	—	—	—
Due after one year through five years	$10,578	$10,969	$1,169	$1,203
Due after five years through ten years	15,637	16,397	853	943
Due after ten years	470,609	482,843	639,127	661,635

Totals	$496,824	$510,209	$641,149	$663,781

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
September 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
(in thousands)
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	$9,521	$(82)	—	—	$9,521	$(82)
Marketable equity securities	—	—	—	—	—	—

Total securities available-for-sale	$9,521	$(82)	—	—	$9,521	$(82)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—

Total securities held-to-maturity	—	—	—	—	—	—

	Less than 12 months		12 months or more		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$193,306	$(1,996)	—	—	$193,306	$(1,996)
Obligations of states and political subdivisions	6,469	(33)	—	—	6,469	(33)
Marketable equity securities	2,985	(15)	—	—	2,985	(15)

Total securities available-for-sale	$202,760	$(2,044)	—	—	$202,760	$(2,044)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$198,481	$(2,882)	—	—	$198,481	$(2,882)
Obligations of states and political subdivisions	497	(11)	$1,121	$(99)	1,618	(110)

Total securities held-to-maturity	$198,978	$(2,893)	$1,121	$(99)	$200,099	$(2,992)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At September 30, 2016, no debt securities representing obligations of U.S. government corporations and agencies had unrealized losses.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At September 30, 2016, 11 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of (0.85%) from the Company’s amortized cost basis.

Marketable equity securities: At September 30, 2016, no marketable equity securities had unrealized losses.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	September 30, 2016
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$225,179	$86,525	—	$1,365	$313,069
Commercial	1,399,315	272,548	—	13,981	1,685,844

Total mortgage loan on real estate	1,624,494	359,073	—	15,346	1,998,913
Consumer:
Home equity lines of credit	272,275	24,378	3,507	1,724	301,884
Home equity loans	38,265	3,702	124	1,430	43,521
Other	28,982	2,568	—	61	31,611

Total consumer loans	339,522	30,648	3,631	3,215	377,016
Commercial	199,947	13,015	—	4,148	217,110
Construction:
Residential	57,203	146	—	543	57,892
Commercial	52,370	8,925	—	—	61,295

Total construction	109,573	9,071	—	543	119,187

Total loans, net of deferred loan fees and discounts	$2,273,536	$411,807	$3,631	$23,252	$2,712,226

Total principal balance of loans owed, net of charge-offs	$2,280,572	$422,356	$9,663	$27,445	$2,740,036
Unamortized net deferred loan fees	(7,036)	—	—	—	(7,036)
Discounts to principal balance of loans owed, net of charge-offs	—	(10,549)	(6,032)	(4,193)	(20,774)

Total loans, net of unamortized deferred loan fees and discounts	$2,273,536	$411,807	$3,631	$23,252	$2,712,226

Noncovered loans	$2,273,536	$411,807	$3,631	$19,434	$2,708,408
Covered loans	—	—	—	3,818	3,818

Total loans, net of unamortized deferred loan fees and discounts	$2,273,536	$411,807	$3,631	$23,252	$2,712,226

Allowance for loan losses	$(28,955)	$(1,769)	$(25)	$(2,735)	$(33,484)

Note 4 – Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2015
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$207,585	$104,535	—	$2,145	$314,265
Commercial	1,163,643	310,864	—	23,060	1,497,567

Total mortgage loan on real estate	1,371,228	415,399	—	25,205	1,811,832
Consumer:
Home equity lines of credit	285,419	29,335	$4,954	2,784	322,492
Home equity loans	34,717	4,018	124	1,503	40,362
Other	28,998	3,367	—	64	32,429

Total consumer loans	349,134	36,720	5,078	4,351	395,283
Commercial	170,320	19,744	1	4,848	194,913
Construction:
Residential	31,778	13,636	—	721	46,135
Commercial	66,285	8,489	—	—	74,774

Total construction	98,063	22,125	—	721	120,909

Total loans, net of deferred loan fees and discounts	$1,988,745	$493,988	$5,079	$35,125	$2,522,937

Total principal balance of loans owed, net of charge-offs	$1,995,296	$507,935	$12,686	$39,693	$2,555,610
Unamortized net deferred loan fees	(6,551)	—	—	—	(6,551)
Discounts to principal balance of loans owed, net of charge-offs	—	(13,947)	(7,607)	(4,568)	(26,122)

Total loans, net of unamortized deferred loan fees and discounts	$1,988,745	$493,988	$5,079	$35,125	$2,522,937

Noncovered loans	$1,988,745	$493,988	$5,079	$29,890	$2,517,702
Covered loans	—	—	—	5,235	5,235

Total loans, net of unamortized deferred loan fees and discounts	$1,988,745	$493,988	$5,079	$35,125	$2,522,937

Allowance for loan losses	$(31,271)	$(1,848)	$(121)	$(2,771)	$(36,011)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Change in accretable yield:
Balance at beginning of period	$11,775	$12,947	$13,255	$14,159
Accretion to interest income	(961)	(1,510)	(3,068)	(4,440)
Reclassification (to) from nonaccretable difference	(160)	1,439	467	3,157

Balance at end of period	$10,654	$12,876	$10,654	$12,876

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three Months Ended September 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,692	$12,360	$9,202	$3,021	—	$696	$5,265	$1,321	$952	$35,509
Charge-offs	(50)	—	(122)	(25)	—	(160)	(307)	—	—	(664)
Recoveries	391	20	1,580	429	—	107	85	—	—	2,612
(Benefit) provision	(631)	(406)	(2,258)	(357)	—	24	199	(16)	(528)	(3,973)

Ending balance	$2,402	$11,974	$8,402	$3,068	—	$667	$5,242	$1,305	$424	$33,484

	Allowance for Loan Losses – Nine Months Ended September 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,507	$11,443	$11,253	$3,138	—	$688	$5,271	$899	$812	$36,011
Charge-offs	(212)	(793)	(450)	(118)	—	(600)	(421)	—	—	(2,594)
Recoveries	618	902	1,921	501	—	338	323	—	1	4,604
(Benefit) provision	(511)	422	(4,322)	(453)	—	241	69	406	(389)	(4,537)

Ending balance	$2,402	$11,974	$8,402	$3,068	—	$667	$5,242	$1,305	$424	$33,484

Ending balance:
Individ. evaluated for impairment	$423	$841	$511	$152	—	$72	$822	—	—	$2,821

Loans pooled for evaluation	$1,798	$9,680	$7,866	$2,857	—	$595	$3,426	$1,257	$424	$27,903

Loans acquired with deteriorated credit quality	$181	$1,453	$25	$59	—	—	$994	$48	—	$2,760

	Loans, net of unearned fees – As of September 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$313,069	$1,685,844	$301,884	$43,521	—	$31,611	$217,110	$57,892	$61,295	$2,712,226

Individ. evaluated for impairment	$5,415	$15,571	$3,820	$2,111	—	$278	$2,397	$11	—	$29,603

Loans pooled for evaluation	$306,289	$1,656,292	$292,833	$39,856	—	$31,272	$210,565	$57,338	$61,295	$2,655,740

Loans acquired with deteriorated credit quality	$1,365	13,981	$5,231	$1,554	—	$61	$4,148	$543	—	$26,883

	Allowance for Loan Losses - Year Ended December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,086	$9,227	$15,676	$1,797	$9	$719	$4,226	$1,434	$411	$36,585
Charge-offs	(224)	—	(694)	(242)	(4)	(972)	(680)	—	—	(2,816)
Recoveries	204	243	666	252	42	500	677	1,728	140	4,452
(Benefit) provision	(559)	1,973	(4,395)	1,331	(47)	441	1,048	(2,263)	261	(2,210)

Ending balance	$2,507	$11,443	$11,253	$3,138	—	$688	$5,271	$899	$812	$36,011

Ending balance:
Individ. evaluated for impairment	$335	$395	$605	$294	—	$74	$1,187	—	—	$2,890

Loans pooled for evaluation	$2,112	$9,596	$10,423	$2,844	—	$614	$2,983	$844	$812	$30,228

Loans acquired with deteriorated credit quality	$60	$1,452	$225	—	—	—	$1,101	$55	—	$2,893

Note 5 – Allowance for Loan Losses (continued)

	Loans, net of unearned fees – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$314,265	$1,497,567	$322,492	$40,362	—	$32,429	$194,913	$46,135	$74,774	$2,522,937

Individ. evaluated for impairment	$6,767	$32,407	$5,747	$1,731	—	$288	$2,671	$4	$490	$50,105

Loans pooled for evaluation	$305,353	$1,442,100	$309,007	$37,004	—	$32,077	$187,393	$45,410	$74,284	$2,432,628

Loans acquired with deteriorated credit quality	$2,145	$23,060	$7,738	$1,627	—	$64	$4,849	$721	—	$40,204

	Allowance for Loan Losses – Three Months Ended September 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,835	$10,141	$13,993	$2,128	—	$705	$4,402	$842	$409	$35,455
Charge-offs	(15)	—	(199)	(73)	—	(348)	(52)	—	—	(687)
Recoveries	60	78	197	235	2	122	186	1,717	19	2,616
(Benefit) provision	(241)	882	(1,202)	622	(2)	189	174	(1,523)	235	(866)

Ending balance	$2,639	$11,101	$12,789	$2,912	—	$668	$4,710	$1,036	$663	$36,518

	Allowance for Loan Losses – Nine Months Ended September 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,086	$9,227	$15,676	$1,797	$9	$719	$4,226	$1,434	$411	$36,585
Charge-offs	(224)	—	(624)	(201)	(4)	(792)	(591)	—	—	(2,436)
Recoveries	61	227	546	244	38	381	394	1,728	52	3,671
(Benefit) provision	(284)	1,647	(2,809)	1,072	(43)	360	681	(2,126)	200	(1,302)

Ending balance	$2,639	$11,101	$12,789	$2,912	—	$668	$4,710	$1,036	$663	$36,518

Ending balance:
Individ. evaluated for impairment	$345	$502	$937	$218	—	$85	$447	—	—	$2,534

Loans pooled for evaluation	$2,178	$8,659	$11,438	$2,694	—	$583	$3,071	$859	$663	$30,145

Loans acquired with deteriorated credit quality	$115	$1,942	$413	—	—	—	$1,192	$177	—	$3,839

	Loans, net of unearned fees – As of September 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$302,105	$1,454,977	$331,689	$38,365	—	$33,027	$199,330	$46,067	$64,006	$2,469,566

Individ. evaluated for impairment	$7,286	$46,237	$6,212	$1,459	—	$293	$1,589	$318	$80	$63,474

Loans pooled for evaluation	$292,607	$1,381,982	$316,910	$35,287	—	$32,670	$192,748	$45,019	$63,926	$2,361,149

Loans acquired with deteriorated credit quality	$2,212	$26,758	$8,567	$1,619	—	$64	$4,993	$730	—	$44,943

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

The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:

•	Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•	Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.

•	Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.

•	Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

•	Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators – As of September 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$219,263	$1,372,899	$265,949	$34,248	—	$28,532	$193,411	$57,203	$52,062	$2,223,567
Special mention	2,005	14,195	2,269	833	—	302	3,463	—	308	23,375
Substandard	3,911	12,221	4,057	3,184	—	148	3,073	—	—	26,594

Total originated	$225,179	$1,399,315	$272,275	$38,265	—	$28,982	$199,947	$57,203	$52,370	$2,273,536

PNCI loans:
Pass	$83,847	$258,848	$22,826	$3,538	—	$2,477	$13,013	$146	$8,925	$393,620
Special mention	1,571	6,278	415	48	—	63	2	—	—	8,377
Substandard	1,107	7,422	1,137	116	—	28	—	—	—	9,810

Total PNCI	$86,525	$272,548	$24,378	$3,702	—	$2,568	$13,015	$146	$8,925	$411,807

PCI loans	$1,365	$13,981	$5,231	$1,554	—	$61	$4,148	$543	—	$26,883

Total loans	$313,069	$1,685,844	$301,884	$43,521	—	$31,611	$217,110	$57,892	$61,295	$2,712,226

	Credit Quality Indicators – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$199,837	$1,118,868	$275,251	$31,427	—	$28,339	$166,559	$31,440	$66,285	$1,918,006
Special mention	2,018	10,321	2,494	1,027	—	415	1,037	334	—	17,646
Substandard	5,730	34,454	7,674	2,263	—	244	2,724	4	—	53,093

Total originated	$207,585	$1,163,643	$285,419	$34,717	—	$28,998	$170,320	$31,778	$66,285	$1,988,745

PNCI loans:
Pass	$102,895	$293,935	$27,378	$3,789	—	$3,164	$19,666	$13,636	$8,489	$472,952
Special mention	600	10,795	445	80	—	74	—	—	—	11,994
Substandard	1,040	6,134	1,512	149	—	129	78	—	—	9,042

Total PNCI	$104,535	$310,864	$29,335	$4,018	—	$3,367	$19,744	$13,636	$8,489	$493,988

PCI loans	$2,145	$23,060	$7,738	$1,627	—	$64	$4,849	$721	—	$40,204

Total loans	$314,265	$1,497,567	$322,492	$40,362	—	$32,429	$194,913	$46,135	$74,774	$2,522,937

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of September 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$103	—	$599	$758	—	$64	$890	$155	—	$2,569
60-89 Days	—	—	31	—	—	19	150	—	—	200
> 90 Days	101	445	588	386	—	7	481	—	—	2,008

Total past due	204	445	1,218	1,144	—	90	1,521	155	—	4,777
Current	224,975	1,398,870	271,057	37,121	—	28,892	198,426	57,048	52,370	2,268,759

Total orig. loans	$225,179	$1,399,315	$272,275	$38,265	—	$28,982	$199,947	$57,203	$52,370	$2,273,536

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$1,520	$7,049	$1,790	$1,592	—	$15	$1,106	$11	—	$13,083

Note 5 – Allowance for Loan Losses (continued)

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of September 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$5	—	—	$93	—	$19	—	—	—	$117
60-89 Days	66	—	$139	—	—	—	—	—	—	205
> 90 Days	69	$80	—	62	—	—	—	—	—	211

Total past due	140	80	139	155	—	19	—	—	—	533
Current	86,385	272,468	24,239	3,547	—	2,549	$13,015	$146	$8,925	411,274

Total PNCI loans	$86,525	$272,548	$24,378	$3,702	—	$2,568	$13,015	$146	$8,925	$411,807

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$203	$1,873	$464	$97	—	$6	—	—	—	$2,643

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$791	$200	$1,033	$402	—	$12	$2,197	—	—	$4,635
60-89 Days	—	491	324	341	—	40	—	—	—	1,196
> 90 Days	271	3,425	520	82	—	19	24	—	—	4,341

Total past due	1,062	4,116	1,877	825	—	71	2,221	—	—	10,172
Current	206,523	1,159,527	283,542	33,892	—	28,927	168,099	$31,778	$66,285	1,978,573

Total orig. loans	$207,585	$1,163,643	$285,419	$34,717	—	$28,998	$170,320	$31,778	$66,285	$1,988,745

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$3,045	$14,196	$3,379	$1,195	—	$21	$976	$12	—	$22,824

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$3,106	$4,037	$92	$23	—	—	$1	—	—	$7,259
60-89 Days	—	—	—	—	—	$13	—	—	—	13
> 90 Days	58	748	275	71	—	10	—	—	$490	1,652

Total past due	3,164	4,785	367	94	—	23	1	—	490	8,924
Current	101,371	306,079	28,968	3,924	—	3,344	19,743	$13,636	7,999	485,064

Total PNCI loans	$104,535	$310,864	$29,335	$4,018	—	$3,367	$19,744	$13,636	$8,489	$493,988

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$348	$3,742	$676	$109	—	$33	—	—	$490	$5,398

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

	Impaired Originated Loans – As of, or for the Nine Months Ended, September 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$2,376	$7,148	$1,888	$1,239	—	$7	$574	$11	—	$13,243

Unpaid principal	$3,060	$7,525	$2,318	$1,763	—	$11	$749	$16	—	$15,442

Average recorded Investment	$3,131	$17,128	$2,425	$1,093	$1	$12	$575	$7	—	$24,372

Interest income Recognized	$63	$233	$26	$8	—	—	$26	—	—	$356

With an allowance recorded:
Recorded investment	$2,302	$6,415	$923	$775	—	$8	$1,823	—	—	$12,246

Unpaid principal	$2,390	$6,438	$931	$831	—	$8	$1,869	—	—	$12,467

Related allowance	$342	$732	$263	$152	—	$3	$822	—	—	$2,314

Average recorded Investment	$2,154	$3,916	$1,324	$725	—	$4	$1,959	—	—	$10,082

Interest income Recognized	$54	$245	$16	$21	—	—	$55	—	—	$391

	Impaired PNCI Loans – As of, or for the Nine Months Ended, September 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$474	$1,874	$502	$97	—	$6	—	—	—	$2,953

Unpaid principal	$492	$2,048	$573	$103	—	$7	—	—	—	$3,223

Average recorded Investment	$674	$1,503	$478	$84	—	$19	$1	—	$245	$3,004

Interest income Recognized	$7	—	$2	$1	—	—	—	—	—	$10

With an allowance recorded:
Recorded investment	$263	$134	$507	—	—	$257	—	—	—	$1,161

Unpaid principal	$263	$134	$507	—	—	$257	—	—	—	$1,161

Related allowance	$81	$109	$248	—	—	$69	—	—	—	$507

Average recorded Investment	$131	$1,441	$557	$19	—	$246	—	—	—	$2,394

Interest income Recognized	$7	$5	$16	—	—	$8	—	—	—	$36

Note 5 – Allowance for Loan Losses (continued)

	Impaired Originated Loans – As of, or for the Year Ended, December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,886	$27,109	$2,963	$947	—	$20	$576	$4	—	$35,505

Unpaid principal	$5,998	$29,678	$6,079	$1,349	—	$35	$688	$65	—	$43,892

Average recorded Investment	$3,586	$32,793	$2,982	$848	—	$29	$494	$1,202	$50	$41,984

Interest income Recognized	$81	$893	$23	$5	—	—	$29	—	—	$1,031

With an allowance recorded:
Recorded investment	$2,006	$1,418	$1,724	$674	—	$1	$2,094	—	—	$7,917

Unpaid principal	$2,073	$1,453	$1,904	$701	—	$1	$2,117	—	—	$8,249

Related allowance	$335	$146	$525	$256	—	$1	$1,187	—	—	$2,450

Average recorded Investment	$2,365	$2,180	$2,455	$589	—	$23	$1,716	$141	—	$9,469

Interest income Recognized	$49	$74	$31	$26	—	—	$122	—	—	$302

	Impaired PNCI Loans – As of, or for the Year Ended, December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$875	$1,132	$454	$71	—	$33	$1	—	$490	$3,056

Unpaid principal	$908	$1,248	$505	$73	—	$52	$1	—	$490	$3,277

Average recorded Investment	$609	$749	$400	$48	—	$35	$4	—	$245	$2,090

Interest income Recognized	$31	$32	$3	$2	—	$1	—	—	$18	$87

With an allowance recorded:
Recorded investment	—	$2,748	$606	$39	—	$234	—	—	—	$3,627

Unpaid principal	—	$2,858	$612	$40	—	$234	—	—	—	$3,744

Related allowance	—	$248	$80	$39	—	$73	—	—	—	$440

Average recorded Investment	$417	$1,447	$521	$19	—	$227	—	—	—	$2,631

Interest income Recognized	—	$149	$14	—	—	$11	—	—	—	$174

	Impaired Originated Loans – As of, or for the Nine Months Ended, September 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$4,281	$40,129	$2,966	$1,075	—	$24	$380	$318	$80	$49,253

Unpaid principal	$6,637	$43,350	$6,142	$1,488	—	$40	$413	$422	$90	$58,582

Average recorded Investment	$3,784	$39,303	$2,983	$913	—	$31	$396	$1,359	$90	$48,859

Interest income Recognized	$43	$1,149	$16	—	—	—	$16	$13	—	$1,237

With an allowance recorded:
Recorded investment	$2,019	$2,217	$2,229	$274	—	$4	$1,201	—	—	$7,944

Unpaid principal	$2,082	$2,248	$2,344	$297	—	$4	$1,301	—	—	$8,276

Related allowance	$345	$196	$858	$169	—	$4	$441	—	—	$2,013

Average recorded Investment	$2,372	$2,580	$2,707	$389	—	$24	$1,270	$141	—	$9,483

Interest income Recognized	$37	$84	$36	$4	—	—	$48	—	—	$209

Note 5 – Allowance for Loan Losses (continued)

	Impaired PNCI Loans – As of, or for the Nine Months Ended, September 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$986	$1,086	$411	$18	—	$43	$3	—	—	$2,547

Unpaid principal	$1,031	$1,180	$451	$20	—	$110	$3	—	—	$2,795

Average recorded Investment	$665	$726	$379	$22	—	$40	$5	—	—	$1,837

Interest income Recognized	$11	$21	$1	—	—	$2	—	—	—	$35

With an allowance recorded:
Recorded investment	—	$2,805	$606	$92	—	$222	$5	—	—	$3,730

Unpaid principal	—	$2,874	$612	$93	—	$222	$5	—	—	$3,806

Related allowance	—	$305	$80	$49	—	$82	$5	—	—	$521

Average recorded Investment	$417	$1,476	$521	$46	—	$221	$3	—	—	$2,684

Interest income Recognized	—	$61	$11	$2	—	$8	—	—	—	$82

At September 30, 2016, $14,882,000 of originated loans were TDR and classified as impaired. The Company had obligations to lend $65,000 of additional funds on these TDR as of September 30, 2016. At September 30, 2016, $1,476,000 of PNCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of September 30, 2016.

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

The following table shows certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the period indicated:

	TDR Information for the Three Months Ended September 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
($ in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	2	2	2	—	—	1	3	—	—	10
Pre-mod outstanding principal balance	$318	$170	$113	—	—	$8	$65	—	—	$674
Post-mod outstanding principal balance	$324	$170	$114	—	—	$8	$66	—	—	$682
Financial impact due to TDR taken as additional provision	$6	—	—	—	—	—	$15	—	—	$21
Number that defaulted during the period	1	—	1	—	—	—	—	—	—	2
Recorded investment of TDRs that defaulted during the period	$14	—	$229	—	—	—	—	—	—	$243
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

Note 5 – Allowance for Loan Losses (continued)

The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the Nine Months Ended September 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
($ in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	3	4	6	1	—	1	4	—	—	19
Pre-mod outstanding principal balance	$650	$248	$408	$105	—	$8	$77	—	—	$1,496
Post-mod outstanding principal balance	$656	$285	$411	$105	—	$8	$77	—	—	$1,542
Financial impact due to TDR taken as additional provision	$50	—	$73	—	—	—	$23	—	—	$146
Number that defaulted during the period	2	—	1	—	—	—	—	—	—	3
Recorded investment of TDRs that defaulted during the period	$101	—	$229	—	—	—	—	—	—	$330
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

	TDR Information for the Three Months Ended September 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
($ in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	—	3	1	—	—	—	2	—	—	6
Pre-mod outstanding principal balance	—	$1,386	$142	—	—	—	$37	—	—	$1,565
Post-mod outstanding principal balance	—	$1,386	$141	—	—	—	$37	—	—	$1,564
Financial impact due to TDR taken as additional provision	—	—	—	—	—	—	$5	—	—	$5
Number that defaulted during the period	—	1	1	—	—	—	—	—	—	2
Recorded investment of TDRs that defaulted during the period	—	$243	$125	—	—	—	—	—	—	$368
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

	TDR Information for the Nine Months Ended September 30, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
($ in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	1	4	1	1	—	2	5	—	—	14
Pre-mod outstanding principal balance	$108	$1,511	$141	$69	—	$89	$506	—	—	$2,424
Post-mod outstanding principal balance	$110	$1,510	$141	$74	—	$89	$507	—	—	$2,431
Financial impact due to TDR taken as additional provision	$8	$(5)	—	—	—	$5	$254	—	—	$262
Number that defaulted during the period	1	2	2	—	—	—	—	—	—	5
Recorded investment of TDRs that defaulted during the period	$98	$280	$172	—	—	—	—	—	—	$550
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows ($ in thousands):

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$5,369	—	$5,369	$4,449	$445	$4,894
Additions/transfers from loans	1,730	$223	1,953	5,154	(445)	4,709
Dispositions/sales	(3,157)	—	(3,157)	(3,971)	—	(3,971)
Valuation adjustments	(41)	—	(41)	(347)	—	(347)

Ending balance, net	$3,901	$223	$4,124	$5,285	—	$5,285

Ending valuation allowance	$(241)	—	$(241)	$(519)	—	$(519)

Ending number of foreclosed assets	14	1	15	28	—	28

Proceeds from sale of foreclosed assets	$3,375	—	$3,375	$4,753	—	$4,753

Gain on sale of foreclosed assets	$218	—	$218	$782	—	$782

As of September 30, 2016, $1,504,000 of foreclosed residential real estate properties, all of which the Company has obtained physical possession of, are included in foreclosed assets. At September 30, 2016, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are underway is $789,000.

Note 7 - Premises and Equipment

Premises and equipment were comprised of:

	September 30, 2016	December 31, 2015
	(In thousands)
Land & land improvements	$10,514	$8,909
Buildings	44,405	38,643
Furniture and equipment	32,247	31,081

	87,166	78,633
Less: Accumulated depreciation	(38,068)	(35,518)

	49,098	43,115
Construction in progress	350	696

Total premises and equipment	$49,448	$43,811

Depreciation expense for premises and equipment amounted to $1,316,000 and $1,268,000 for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense for premises and equipment amounted to $4,002,000 and $3,849,000 for the nine months ended September 30, 2016 and 2015, respectively. During the three months ended September 31, 2016, the Company determined to sell a former bank branch property with net book value of $1,934,000, wrote the property down by $716,000 to its estimated market value of $1,218,000, and classified the property as held for sale. The property was subsequently sold during the three months ended September 30, 2016 without gain or further loss.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Nine months ended September 30,
	2016	2015
Beginning balance	$94,560	$92,337
Increase in cash value of life insurance	2,086	2,121
Death benefit receivable in excess of cash value	238	—
Death benefit receivable	(1,603)	—

Ending balance	$95,281	$94,458

End of period death benefit	$166,623	$166,380
Number of policies owned	187	189
Insurance companies used	14	14
Current and former employees and directors covered	59	60

As of September 30, 2016, the Bank was the owner and beneficiary of 187 life insurance policies, issued by 14 life insurance companies, covering 59 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these condensed consolidated financial statements for additional information on JBAs.

Note 9 - Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated:

(dollar in thousands)	September 30, 2016	Additions	Reductions	December 31, 2015
Goodwill	$64,311	$849	—	$63,462

The following table summarizes the Company’s core deposit intangibles as of the dates indicated:

(dollar in thousands)	September 30, 2016	Additions	Reductions/ Amortization	Fully Depreciated	December 31, 2015
Core deposit intangibles	$10,120	$2,046	—	—	$8,074
Accumulated amortization	(3,197)	—	$(1,017)	—	(2,180)

Core deposit intangibles, net	$6,923	$2,046	$(1,017)	—	$5,894

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

Note 10 - Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights (“MSRs”) for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Mortgage servicing rights:
Balance at beginning of period	$6,720	$7,814	$7,618	$7,378
Additions	287	238	788	659
Change in fair value	(799)	(585)	(2,198)	(570)

Balance at end of period	$6,208	$7,467	$6,208	$7,467

Servicing, late and ancillary fees received	$480	$480	$1,513	$1,542
Balance of loans serviced at:
Beginning of period	$814,702	$827,333	$817,917	$840,288
End of period	$811,128	$816,967	$811,128	$816,967
Weighted-average prepayment speed (CPR)			12.8%	10.5%
Discount rate			12.0%	10.0%

The changes in fair value of MSRs that occurred during the three and six months ended September 30, 2016 and 2015 were mainly due to changes in principal balances and changes in estimate life of the MSRs.

Note 11 - Indemnification Asset/Liability

A summary of the activity in the balance of indemnification asset (liability) follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning (payable) receivable balance	$(662)	$(466)	$(521)	$(349)
Effect of actual covered losses and change in estimated future covered losses	17	(15)	(210)	(59)
Change in estimated true up liability	—	(13)	(35)	(57)
Reimbursable expenses (revenue), net	—	3	(4)	—
Payments made (received)	107	(1)	232	(27)

Ending (payable) receivable balance	$(538)	$(492)	$(538)	$(492)

Amount of indemnification asset recorded in other assets			$95	$92
Amount of indemnification liability recorded in other liabilities			(633)	(584)

Ending balance			$(538)	$(492)

Note 11 - Indemnification Asset/Liability (continued)

During May 2015, the indemnification portion of the Company’s agreement with the FDIC related to the Company’s acquisition of certain nonresidential real estate loans of Granite in May 2010 expired. The indemnification portion of the Company’s agreement with the FDIC related to the Company’s acquisition of certain residential real estate loans of Granite in May 2010 will expire in May 2018. The agreement specifies that recoveries of losses that are claimed by the Company and indemnified by the FDIC under the agreement that are recovered by the Company through May 2020 are to be shared with the FDIC in the same proportion as they were indemnified by the FDIC. In addition, the agreement specifies that at the end of the agreement in May 2020, to the extent that total claimed losses plus servicing expenses, net of recoveries, claimed under the agreement over the entire ten year period of the agreement do not meet a certain threshold, the Company will be required to pay to the FDIC a “true up” amount equal to fifty percent of the difference of the threshold and actual claimed losses plus servicing expenses, net of recoveries. The Company has continually been estimating, updating and recording this “true up” amount, at its estimated present value, since the inception of the agreement in May 2010. As of September 30, 2016, the present value of this “true up” amount is estimated to be $633,000, and is recorded in other liabilities.

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	September 30, 2016	December 31, 2015
Deferred tax asset, net	$30,882	$36,440
Prepaid expense	2,673	3,062
Software	2,054	1,290
Advanced compensation	327	673
Capital Trusts	1,700	1,696
Investment in Low Housing Tax Credit Funds	18,698	4,223
Miscellaneous other assets	3,762	1,207

Total other assets	$60,096	$48,591

Note 13 - Deposits

A summary of the balances of deposits follows (in thousands):

	September 30, 2016	December 31, 2015
Noninterest-bearing demand	$1,221,503	$1,155,695
Interest-bearing demand	910,638	853,961
Savings	1,366,892	1,281,540
Time certificates, $250,000 and over	76,047	75,897
Other time certificates	260,932	264,173

Total deposits	$3,836,012	$3,631,266

Certificate of deposit balances of $50,000,000 from the State of California were included in time certificates, $250,000 and over, at each of September 30, 2016 and December 31, 2015. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $820,000 and $796,000 were classified as consumer loans at September 30, 2016 and December 31, 2015, respectively.

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$2,883	$2,125	$2,475	$2,145
Provision for losses – unfunded commitments	25	(40)	433	(60)

Balance at end of period	$2,908	$2,085	$2,908	$2,085

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	September 30, 2016	December 31, 2015
Deferred compensation	$6,343	$6,725
Pension liability	26,898	26,182
Joint beneficiary agreements	2,640	2,529
Low income housing tax credit fund commitments	15,854	3,330
Accrued salaries and benefits expense	5,177	3,851
Taxes Payable	1,987	—
Loan escrow and servicing payable	3,393	2,037
Deferred revenue	791	1,082
Unsettled investment security purchases	—	17,072
Litigation contingent liability reserve	1,450	—
Miscellaneous other liabilities	5,162	2,485

Total other liabilities	$69,695	$65,293

Note 16 - Other Borrowings

A summary of the balances of other borrowings follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Other collateralized borrowings, fixed rate, as of September 30, 2016 of 0.05%, payable on October 3, 2016	$19,235	$12,328

Total other borrowings	$19,235	$12,328

The Company did not enter into any repurchase agreements during the nine months ended September 30, 2016 or the year ended December 31, 2015.

The Company had $19,235,000 and $12,328,000 of other collateralized borrowings at September 30, 2016 and December 31, 2015, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of September 30, 2016, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $21,022,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at September 30, 2016, this line provided for maximum borrowings of $1,266,202,000 of which none was outstanding, leaving $1,266,202,000 available. As of September 30, 2016, the Company has designated investment securities with fair value of $85,944,000 and loans totaling $1,819,129,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the San Francisco Federal Reserve Bank. As of September 30, 2016, this line provided for maximum borrowings of $115,435,000 of which none was outstanding, leaving $115,435,000 available. As of September 30, 2016, the Company has designated investment securities with fair value of $216,000 and loans totaling $148,594,000 as potential collateral under this collateralized line of credit with the San Francisco Federal Reserve Bank.

The Company had available unused correspondent banking lines of credit from commercial banks totaling $20,000,000 for federal funds transactions at September 30, 2016.

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

The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

			Coupon Rate	As of September 30, 2016		December 31, 2015
	Maturity	Face	(Variable)	Current	Recorded	Recorded
Subordinated Debt Series	Date	Value	3 mo. LIBOR +	Coupon Rate	Book Value	Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	3.73%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	3.26%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	4.01%	5,085	5,055
North Valley Trust III	4/24/2034	5,155	2.80%	3.51%	3,995	3,966
North Valley Trust IV	3/15/2036	10,310	1.33%	2.18%	6,299	6,211

		$62,889			$56,617	$56,470

During the nine months ended September 30, 2016, the balance of Junior Subordinated Debt increased $147,000 to $56,617,000 due to purchase fair value discount amortization.

Note 18 - Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $78,813,000 and $70,660,000 were maintained to satisfy Federal regulatory requirements at September 30, 2016 and December 31, 2015. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

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

Rent expense under operating leases was $1,034,000 and $1,049,000 during the three months ended September 30, 2016 and 2015, respectively. Rent expense was offset by rent income of $58,000 and $57,000 during the three months ended September 30, 2016 and 2015, respectively. Rent expense under operating leases was $3,024,000 and $2,992,000 during the nine months ended September 30, 2016 and 2015, respectively. Rent expense was offset by rent income of $177,000 and $161,000 during the nine months ended September 30, 2016 and 2015, respectively.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	September 30, 2016	December 31, 2015
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$224,875	$196,399
Consumer loans	402,851	394,278
Real estate mortgage loans	70,428	42,793
Real estate construction loans	107,130	71,846
Standby letters of credit	10,349	8,330
Deposit account overdraft privilege	98,400	94,473

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

Legal Proceedings — On September 15, 2014, a former Personal Banker at one of the Bank’s in-store branches filed a Class Action Complaint against the Bank in Butte County Superior Court, alleging causes of action related to the observance of meal and rest periods and seeking to represent a class of current and former hourly-paid or non-exempt personal bankers, or employees with the same or similar job duties, employed by the Bank within the State of California during the preceding four years. On or about June 25, 2015, Plaintiff filed an Amended Complaint expanding the class definition to all current and formerly hourly-paid or non-exempt branch employees employed by the Bank within the State of California at any time during the period from September 15, 2010 to final judgment. The Bank responded to the First Amended Complaint, denying the charges, and the parties engaged in written discovery. The parties engaged in non-binding mediation of this action during the third quarter of 2016.

On January 20, 2015, a then-current Personal Banker at one of the Bank’s in-store branches filed a First Amended Complaint against Tri Counties Bank and TriCo Bancshares, dba Tri Counties Bank, in Sacramento County Superior Court, alleging causes of action related to wage statement violations. Plaintiff seeks to represent a class of current and former exempt and non-exempt employees who worked for t defendants during the time period beginning October 18, 2013 through the date of the filing of this action. The Company and the Bank responded to the First Amended Complaint, denying the charges, and engaged in written discovery with Plaintiff. The parties engaged in non-binding mediation of this action during the third quarter of 2016.

During the third quarter of 2016, the Bank agreed to settle the two foregoing matters. In connection with the settlement and in consideration for the full settlement and release of all claims, the Bank would pay up to $1.9 million. The actual cost of the settlement will depend on the number of claims submitted by purported class members and the Bank estimates that the actual cost of settlement will be approximately $1,450,000. In the event that the parties enter into a stipulation of settlement, hearings will be scheduled at which the court will consider the settlement. The settlement is subject to customary conditions, including court approval following notice to members of the purported classes. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation.

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

The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.648265 per Class B share. As of September 30, 2016, the value of the Class A shares was $82.70 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $1,826,000 as of September 30, 2016, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $11,434,000 and $8,968,000 during the nine months ended September 30, 2016 and 2015 respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight. Absent approval from the Commissioner of the Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2015, the Bank could pay dividends to the Company of up to $73,297,000.

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of September 30, 2016, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the nine months ended September 30, 2016 and 2015, employees and directors tendered 101,125 and 30,321 shares, respectively, of the Company’s common stock with market value of $2,774,000 to such exercises and the release of restricted stock units as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or a restricted stock unit vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced on August 21, 2007.

Note 20 - Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit (RSU) awards and stock appreciation rights. RSUs that vest based solely on the grantee remaining in the service of the Company for a certain amount of time, are referred to as “service condition vesting RSUs”. RSUs that vest based on the grantee remaining in the service of the Company for a certain amount of time and a market condition such as the total return of the Company’s common stock versus the total return of an index of bank stocks, are referred to as “market plus service condition vesting RSUs”. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of September 30, 2016, 639,900 options for the purchase of common shares, and 114,139 restricted stock units were outstanding, and 627,536 shares remain available for issuance, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of September 30, 2016, 169,750 options for the purchase of common shares were outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Note 20 - Stock Options and Other Equity-Based Incentive Instruments (continued)

Stock option activity during the nine months ended September 30, 2016 is summarized in the following table:

					Weighted	Weighted
					Average	Average Fair
	Number	Option Price			Exercise	Value on
	of Shares	per Share			Price	Date of Grant
Outstanding at December 31, 2015	948,350	$12.63	to	$25.91	$17.94
Options granted	—	—	to	—	—	—
Options exercised	132,700	$14.76	to	$25.91	$21.91
Options forfeited	(6,000)	$23.21	to	$23.21	$23.21
Outstanding at September 30, 2016	809,650	$12.63	to	$23.21	$17.25

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of September 30, 2016:

	Currently	Currently Not	Total
	Exercisable	Exercisable	Outstanding
Number of options	694,350	115,300	809,650
Weighted average exercise price	$17.24	$17.29	$17.25
Intrinsic value (in thousands)	$6,615	$1,093	$7,708
Weighted average remaining contractual term (yrs.)	4.1	6.2	4.4

The 115,300 options that are currently not exercisable as of September 30, 2016 are expected to vest, on a weighted-average basis, over the next 1.1 years, and the Company is expected to recognize $531,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2015 or the nine months ended September 30, 2016.

Restricted stock unit (RSU) activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
		Weighted		Weighted
		Average Fair		Average Fair
	Number	Value on	Number	Value on
	of RSUs	Date of Grant	of RSUs	Date of Grant
Outstanding at December 31, 2015	46,286		32,097
RSUs granted	36,542	$26.60	18,753	$24.39
RSUs added through dividend credits	994		—
RSUs released	(20,529)		—
RSUs forfeited/expired	(4)		—
Outstanding at September 30, 2016	63,289		50,850

The 63,289 service condition vesting RSUs outstanding as of September 30, 2016 include a feature whereby each RSU award outstanding is adjusted for cash dividends with additional RSUs equal in number to the number of shares of common stock that could be purchased with the cash dividends that would have been paid on the shares underlying the awards on the date the dividend is paid. The 63,289 service condition vesting RSUs outstanding as of September 30, 2016 are expected to vest, and be released, on a weighted-average basis, over the next 1.4 years. The Company is expected to recognize $1,155,000 of pre-tax compensation costs related to these service condition vesting RSUs between September 30, 2016 and their vesting dates. During the nine months ended September 30, 2016, the Company did not modify any service condition vesting RSUs. During 2015 the Company did not modify any service condition vesting RSUs.

The 50,850 market plus service condition vesting RSUs outstanding as of September 30, 2016 are expected to vest, and be released, on a weighted-average basis, over the next 2.2 years. The Company is expected to recognize $635,000 of pre-tax compensation costs related to these RSUs between September 30, 2016 and their vesting dates. As of September 30, 2016, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 76,275 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. During the nine months ended September 30, 2016, the Company did not modify any market plus service condition vesting RSUs. During 2015 the Company did not modify any market plus service condition vesting RSUs.

Note 21 - Noninterest Income and Expense

The components of other noninterest income were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service charges on deposit accounts	$3,641	$3,642	$10,549	$10,879
ATM and interchange fees	3,851	3,344	11,136	9,729
Other service fees	792	772	2,369	2,265
Mortgage banking service fees	537	521	1,570	1,583
Change in value of mortgage servicing rights	(799)	(585)	(2,198)	(570)

Total service charges and fees	8,022	7,694	23,426	23,886

Gain on sale of loans	953	722	2,645	2,181
Commissions on sale of non-deposit investment products	747	812	1,890	2,561
Increase in cash value of life insurance	709	770	2,086	2,121
Change in indemnification asset	(10)	(26)	(274)	(148)
Gain (loss) on sale of foreclosed assets	69	356	218	782
Sale of customer checks	110	129	299	378
Lease brokerage income	172	161	602	543
Gain (loss) on disposal of fixed assets	(13)	(42)	(52)	(125)
Life Insurance death benefit in excess of cash value	—	—	238	—
Other	307	1,066	1,023	1,723

Total other noninterest income	3,044	3,948	8,675	10,016

Total noninterest income	$11,066	$11,642	$32,101	$33,902

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights	$(262)	$(64)	$(628)	$1,013
Mortgage banking revenue	$691	$658	$2,017	$3,194

The components of noninterest expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Base salaries, net of deferred loan origination costs	$13,419	$11,562	$39,095	$34,808
Incentive compensation	2,798	1,674	7,008	4,660
Benefits and other compensation costs	4,643	4,297	14,067	13,407

Total salaries and benefits expense	20,860	17,533	60,170	52,875

Occupancy	2,667	2,599	7,504	7,557
Equipment	1,607	1,417	4,837	4,358
Data processing and software	2,068	1,869	6,266	5,655
ATM network charges	1,133	757	3,141	2,512
Telecommunications	702	658	2,085	2,329
Postage	381	314	1,186	956
Courier service	280	303	816	804
Advertising	1,049	926	3,021	2,736
Assessments	654	642	1,864	1,987
Operational losses	497	201	1,006	474
Professional fees	1,018	999	3,183	3,153
Foreclosed assets expense	37	105	197	305
Provision for foreclosed asset losses	9	106	40	347
Change in reserve for unfunded commitments	25	(40)	433	(60)
Intangible amortization	359	289	1,017	867
Merger expense	—	—	784	586
Litigation contingent liability	—	—	1,450	—
Other	4,070	2,761	10,434	8,716

Total other noninterest expense	16,556	13,906	49,264	43,282

Total noninterest expense	$37,416	$31,439	$109,434	$96,157

Merger expense:
Base salaries (outside temporary help)	—	—	$187	—
Equipment	—	—	35	—
Data processing and software	—	—	—	$108
Professional fees	—	—	342	120
Advertising and marketing	—	—	114	—
Other	—	—	106	358

Total merger expense	—	—	$784	$586

Note 22 - Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.9	6.5	6.7	6.7
Tax-exempt interest on municipal obligations	(1.7)	(0.8)	(1.9)	(0.6)
Increase in cash value of insurance policies	(1.2)	(1.3)	(1.6)	(1.4)
Low income housing tax credits	(0.3)	—	(0.3)	—
Other	—	0.4	0.1	0.2

Effective Tax Rate	38.7%	39.8%	38.0%	39.9%

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Net income	$12,199	$12,694	$32,278	$32,396
Average number of common shares outstanding	22,825	22,757	22,804	22,743
Effect of dilutive stock options and restricted stock units	274	249	273	236

Average number of common shares outstanding used to calculate diluted earnings per share	23,099	23,006	23,077	22,979

Options excluded from diluted earnings per share because the effect of these options was antidilutive	12	23	18	23

Note 24 – Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Net unrealized gains on available for sale securities	$13,385	$2,145
Tax effect	(5,628)	(902)

Unrealized holding gains on available for sale securities, net of tax	7,757	1,243

Unfunded status of the supplemental retirement plans	(5,352)	(5,735)
Tax effect	2,250	2,411

Unfunded status of the supplemental retirement plans, net of tax	(3,102)	(3,324)

Joint beneficiary agreement liability	298	303
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	298	303

Accumulated other comprehensive loss	$4,953	$(1,778)

Note 24 – Comprehensive Income (continued)

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Unrealized holding (losses) gains on available for sale securities before reclassifications	$(2,058)	$3,997	$11,240	$(740)
Amounts reclassified out of accumulated other comprehensive income	—	—	—	—

Unrealized holding gains (losses) on available for sale securities after reclassifications	(2,058)	3,997	11,240	(740)
Tax effect	865	(1,681)	(4,726)	311

Unrealized holding gains (losses) on available for sale securities, net of tax	(1,193)	2,316	$6,514	$(429)

Change in unfunded status of the supplemental retirement plans before reclassifications	—	—	—	—
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(10)	(14)	(30)	(42)
Amortization of actuarial losses	138	206	413	618

Total amounts reclassified out of accumulated other comprehensive income	128	192	383	576

Change in unfunded status of the supplemental retirement plans after reclassifications	128	192	383	576
Tax effect	(54)	(80)	(161)	(242)

Change in unfunded status of the supplemental retirement plans, net of tax	74	112	222	334

Change in joint beneficiary agreement liability before reclassifications	(1)	—	(5)	—
Amounts reclassified out of accumulated other comprehensive income	—	—	—	—

Change in joint beneficiary agreement liability after reclassifications	(1)	—	(5)	—
Tax effect	—	—	—	—

Change in joint beneficiary agreement liability, net of tax	(1)	—	(5)	—

Total other comprehensive income (loss)	$(1,120)	$2,428	$6,731	$(95)

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
401(k) Plan benefits expense	$187	$150	$515	$150
401(k) Plan contributions made by the Company	$187	—	$648	—

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
ESOP benefits expense	$463	$603	$1,368	$1,710
ESOP contributions made by the Company	—	—	$905	$1,506

Deferred Compensation Plans

The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $6,343,000 and $7,408,000 at September 30, 2016 and December 31, 2015, respectively. The following table sets forth the earnings credits on deferred balances included in noninterest expense during the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Deferred compensation earnings credits included in noninterest expense	$111	$126	$366	$412

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Net pension cost included the following components:
Service cost-benefits earned during the period	$260	$256	$781	$767
Interest cost on projected benefit obligation	256	239	769	718
Amortization of net obligation at transition	1	—	1	1
Amortization of prior service cost	(10)	(14)	(30)	(43)
Recognized net actuarial loss	137	206	412	618

Net periodic pension cost	$644	$687	$1,933	$2,061

Company contributions to pension plans	$260	$270	$834	$945
Pension plan payouts to participants	$260	$270	$834	$945

For the year ending December 31, 2016, the Company expects to contribute and pay out as benefits $1,104,000 to participants under the plans.

Note 26 - Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for periods indicated (in thousands):

Balance December 31, 2014	$3,132
Advances/new loans	3,098
Removed/payments	(2,029)

Balance December 31, 2015	$4,201
Advances/new loans	100
Removed/payments	(2,438)

Balance September 30, 2016	$1,863

Director Chrysler is a principal owner and CEO of Modern Building Inc. Modern Building Inc. provided construction services to the Company related to new and existing Bank facilities for aggregate payments of $1,249,000 during the nine months ended September 30, 2016 and $1,030,000 during the year ended December 31, 2015.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at the date indicated (in thousands):

Fair value at September 30, 2016	Total	Level 1	Level 2	Level 3
Securities available for sale:
Obligations of U.S. government corporations and agencies	$386,872	—	$386,872	—
Obligations of states and political subdivisions	120,304	—	120,304	—
Corporate debt securities	—	—	—	—
Marketable equity securities	3,033	$3,033	—	—
Mortgage servicing rights	6,208	—	—	$6,208

Total assets measured at fair value	$516,417	$3,033	$507,176	$6,208

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis at the date indicated (in thousands):

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the nine months ended September 30, 2016 or the year ended December 31, 2015.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Mortgage servicing rights:
Balance at beginning of period	$6,720	$7,814	$7,618	$7,378
Additions	287	238	788	659
Change in fair value	(799)	(585)	(2,198)	(570)

Balance at end of period	$6,208	$7,467	$6,208	$7,467

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

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2016:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average

Mortgage Servicing Rights	$6,208	Discounted cash flow	Constant prepayment rate	6.5%-20.6%, 12.8%
			Discount rate	12.0%-14.0%, 12.0%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2015:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average

Mortgage Servicing Rights	$7,618	Discounted cash flow	Constant prepayment rate	6.3%-20.5%, 9.5%
			Discount rate	10.0%-12.0%, 10.0%

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

Nine months ended September 30, 2016	Total	Level 1	Level 2	Level 3	Total Gains/(Losses)
Fair value:
Impaired Originated & PNCI loans	$5,941	—	—	$5,941	$(570)
Foreclosed assets	1,801	—	—	1,801	14

Total assets measured at fair value	$7,742	—	—	$7,742	$(556)

Year ended December 31, 2015	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$4,649	—	—	$4,649	$(660)
Foreclosed assets	1,540			1,540	(102)

Total assets measured at fair value	$6,189	—	—	$6,189	$(762)

Nine months ended September 30, 2015	Total	Level 1	Level 2	Level 3	Total Gains/(Losses)
Fair value:
Impaired Originated & PNCI loans	$4,399	—	—	$4,399	$(38)
Foreclosed assets	2,223	—	—	2,223	(411)

Total assets measured at fair value	$6,622	—	—	$6,622	$(449)

The table below presents the gains and losses from nonrecurring fair value adjustments that occurred in the periods indicated (in thousands):

	Three months ended September 30,
Losses from nonrecurring fair value adjustments:	2016	2015
Impaired Originated & PNCI loans	$874	$48
Foreclosed assets	(13)	268

Total losses from nonrecurring fair value adjustments	$861	$316

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2016:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average

Impaired Originated & PNCI loans	$5,941	Sales comparison approach	Adjustment for differences between comparable sales	(0.0)%-(5.0)%, (5.0)%
		Income approach	Capitalization rate	N/A
Foreclosed assets (Land & construction)	$15	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(5.0)%, (5.0)%
Foreclosed assets (Residential real estate)	$1,038	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(5.0)%, (5.0)%
Foreclosed assets (Commercial real estate)	$748	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(5.0)%, (5.0)%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2015:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average

Impaired Originated & PNCI loans	$4,649	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(5.0)%, (5.0)%
		Income approach	Capitalization rate	7.0%-8.0%, 7.25%
Foreclosed assets (Land & construction)	$96	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(5.0)%, (5.0)%
Foreclosed assets (Residential real estate)	$1,177	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(5.0)%, (5.0)%
Foreclosed assets (Commercial real estate)	$267	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)%-(5.0)%, (5.0)%

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$82,610	$82,610	$94,305	$94,305
Cash at Federal Reserve and other banks	232,478	232,478	209,156	209,156
Level 2 inputs:
Securities held to maturity	641,149	663,781	726,530	732,208
Restricted equity securities	16,956	N/A	16,956	N/A
Loans held for sale	7,777	7,777	1,873	1,873
Level 3 inputs:
Loans, net	2,678,742	2,761,975	2,486,926	2,555,297
Financial liabilities:
Level 2 inputs:
Deposits	3,836,012	3,835,424	3,631,266	3,630,129
Other borrowings	19,235	19,235	12,328	12,328
Level 3 inputs:
Junior subordinated debt	$56,617	$51,806	$56,470	$44,527

Off-balance sheet:	Contract Amount	Fair Value	Contract Amount	Fair Value
Level 3 inputs:
Commitments	$805,284	$8,053	$705,316	$7,053
Standby letters of credit	$10,349	$103	$8,330	$83
Overdraft privilege commitments	$98,400	$984	$94,473	$945

Note 28 - TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets	September 30, 2016	December 31, 2015
	(In thousands)
Assets
Cash and Cash equivalents	$2,768	$2,565
Investment in Tri Counties Bank	534,399	504,655
Other assets	1,726	1,714

Total assets	$538,893	$508,934

Liabilities and shareholders’ equity
Other liabilities	$386	$348
Junior subordinated debt	56,617	56,470

Total liabilities	57,003	56,818

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 22,827,277 and 22,775,173 shares, respectively	250,290	247,587
Retained earnings	226,647	206,307
Accumulated other comprehensive income (loss), net	4,953	(1,778)

Total shareholders’ equity	481,890	452,116

Total liabilities and shareholders’ equity	$538,893	$508,934

Statements of Income	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Interest expense	$562	$499	$1,643	$1,472
Administration expense	158	203	548	619

Loss before equity in net income of Tri Counties Bank	(720)	(702)	(2,191)	(2,091)
Equity in net income of Tri Counties Bank:
Distributed	4,096	3,255	11,434	8,968
(Over) under distributed	8,522	9,846	22,116	24,640
Income tax benefit	301	295	919	879

Net income	$12,199	$12,694	$32,278	$32,396

Statements of Comprehensive Income	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2016	2015	2016	2015
Net income	$12,199	$12,694	$32,278	$32,396
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains on available for sale securities arising during the period	(1,193)	2,316	6,514	(429)
Change in minimum pension liability	74	112	222	334
Change in joint beneficiary liability	(1)	—	(5)	—

Other comprehensive (loss) income	(1,120)	2,428	6,731	(95)

Comprehensive income	$11,079	$15,122	$39,009	$32,301

Statements of Cash Flows	Nine months ended September 30,
(In thousands)	2016	2015
Operating activities:
Net income	$32,278	$32,396
Adjustments to reconcile net income to net cash provided by operating activities:
Over (under) distributed equity in earnings of Tri Counties Bank	(22,116)	(24,640)
Equity compensation vesting expense	1,078	1,051
Equity compensation net (excess tax benefit) tax expense	182	57
Net change in other assets and liabilities	(906)	(746)

Net cash provided by operating activities	10,516	8,118
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	518	660
Equity compensation net (excess tax benefit) tax expense	(182)	(57)
Repurchase of common stock	(384)	(54)
Cash dividends paid — common	(10,265)	(8,728)

Net cash used for financing activities	(10,313)	(8,179)

(Decrease) increase in cash and cash equivalents	203	(61)

Cash and cash equivalents at beginning of year	2,565	2,229

Cash and cash equivalents at end of year	$2,768	$2,168

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

The final rules also set forth certain changes for the calculation of risk-weighted assets, which will be phased in beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. We believe that we were in compliance with the requirements applicable to us as set forth in the final rules as of January 1, 2015 and September 30, 2016.

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

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016:	(dollars in thousands)
Total Capital
(to Risk Weighted Assets):
Consolidated	$494,039	14.66%	$269,550	8.00%	$353,784	10.50%	N/A	N/A
Tri Counties Bank	$491,631	14.60%	$269,412	8.00%	$353,603	10.50%	$336,765	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$457,647	13.58%	$202,163	6.00%	$286,397	8.50%	N/A	N/A
Tri Counties Bank	$455,239	13.52%	$202,059	6.00%	$286,250	8.50%	$269,412	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$405,027	12.02%	$151,622	4.50%	$235,856	7.00%	N/A	N/A
Tri Counties Bank	$455,239	13.52%	$151,544	4.50%	$235,735	7.00%	$218,897	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$457,647	10.56%	$173,272	4.00%	$173,272	4.00%	N/A	N/A
Tri Counties Bank	$455,239	10.51%	$173,267	4.00%	$173,267	4.00%	$216,584	5.00%

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:	(dollars in thousands)
Total Capital
(to Risk Weighted Assets):
Consolidated	$474,436	15.09%	$251,555	8.00%	$330,165	10.50%	N/A	N/A
Tri Counties Bank	$473,327	15.06%	$251,418	8.00%	$329,985	10.50%	$314,272	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$435,950	13.86%	$188,666	6.00%	$267,277	8.50%	N/A	N/A
Tri Counties Bank	$434,841	13.84%	$188,563	6.00%	$267,131	8.50%	$251,418	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$385,747	12.27%	$141,499	4.50%	$220,110	7.00%	N/A	N/A
Tri Counties Bank	$434,841	13.84%	$141,422	4.50%	$219,990	7.00%	$204,277	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$435,950	10.79%	$161,562	4.00%	$161,562	4.00%	N/A	N/A
Tri Counties Bank	$434,841	10.76%	$161,601	4.00%	$161,601	4.00%	$202,002	5.00%

As of September 30, 2016, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Based on the ratios presented above, capital levels as June 30, 2016 at the Company and the Bank exceed the minimum levels necessary to be considered “well capitalized”.

Note 30 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the periods indicated, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2016 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis		$777	$426	$269
Discount accretion PCI – other		569	415	(45)
Discount accretion PNCI		883	1,459	868
All other loan interest income		33,540	32,038	33,646

Total loan interest income		35,769	34,338	34,738
Debt securities, dividends and interest bearing cash at Banks (not FTE)		7,940	8,252	8,056

Total interest income		43,709	42,590	42,794
Interest expense		1,439	1,430	1,392

Net interest income		42,270	41,160	41,402
(Benefit from reversal of) provision for loan losses		(3,973)	(773)	209

Net interest income after provision for loan losses		46,243	41,933	41,193
Noninterest income		11,066	11,245	9,790
Noninterest expense		37,416	38,267	33,751

Income before income taxes		19,893	14,911	17,232
Income tax expense		7,694	5,506	6,558

Net income		$12,199	$9,405	$10,674

Per common share:
Net income (diluted)		$0.53	$0.41	$0.46

Dividends		$0.15	$0.15	$0.15

	2015 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$302	$445	$404	$172
Discount accretion PCI – other	1,392	1,090	907	1,274
Discount accretion PNCI	573	1,590	822	1,348
All other loan interest income	32,571	30,689	29,886	28,371

Total loan interest income	34,838	33,814	32,019	31,165
Debt securities, dividends and interest bearing cash at banks (not FTE)	7,652	7,518	7,848	6,560

Total interest income	42,490	41,332	39,867	37,725
Interest expense	1,349	1,339	1,346	1,382

Net interest income	41,141	39,993	38,521	36,343
(Benefit from reversal of) provision for loan losses	(908)	(866)	(633)	197

Net interest income after provision for loan losses	42,049	40,859	39,154	36,146
Noninterest income	11,445	11,642	12,080	10,180
Noninterest expense	34,684	31,439	32,436	32,282

Income before income taxes	18,810	21,062	18,798	14,044
Income tax expense	7,388	8,368	7,432	5,708

Net income	$11,422	$12,694	$11,366	$8,336

Per common share:
Net income (diluted)	$0.50	$0.55	$0.49	$0.36

Dividends	$0.15	$0.13	$0.13	$0.11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies during the nine months ended September 30, 2016.

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

TRICO BANCSHARES

Financial Summary

(In thousands, except per share amounts; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net Interest Income (FTE)	$42,857	$40,292	$126,542	$115,447
Benefit from reversal of provision for loan losses	3,973	866	4,537	1,302
Noninterest income	11,066	11,642	32,101	33,902
Noninterest expense	(37,416)	(31,439)	(109,434)	(96,157)
Provision for income taxes (FTE)	(8,281)	(8,667)	(21,468)	(22,098)

Net income	$12,199	$12,694	$32,278	$32,396

Earnings per share:
Basic	$0.53	$0.56	$1.42	$1.42
Diluted	$0.53	$0.55	$1.40	$1.41
Per share:
Dividends paid	$0.15	$0.13	$0.45	$0.37
Book value at period end	$21.11	$19.48

Average common shares outstanding	22,825	22,757	22,804	22,743
Average diluted common shares outstanding	23,099	23,006	23,077	22,978
Shares outstanding at period end	22,828	22,764
At period end:
Loans, net	$2,678,742	$2,433,048
Total assets	4,467,131	4,021,628
Total deposits	3,836,012	3,457,872
Other borrowings	19,235	6,859
Junior subordinated debt	56,617	56,420
Shareholders’ equity	$481,890	$443,345

Financial Ratios:
During the period (annualized):
Return on assets	1.11%	1.28%	0.99%	1.10%
Return on equity	10.15%	11.56%	9.13%	10.01%
Net interest margin[1]	4.23%	4.46%	4.23%	4.30%
Efficiency ratio[2]	69.4%	60.5%	69.0%	64.4%
Average equity to average assets	10.90%	11.11%	10.87%	11.03%
At period end:
Equity to assets	10.79%	11.02%
Total capital to risk-adjusted assets	14.66%	15.17%

[1]	Fully taxable equivalent (FTE)
[2]	Efficiency ratio is defined as the sum net interest income (FTE) and noninterest income divided by noninterest expense.

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

Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net Interest Income (FTE)	$42,857	$40,292	$126,542	$115,447
Benefit from reversal of provision for loan losses	3,973	866	4,537	1,302
Noninterest income	11,066	11,642	32,101	33,902
Noninterest expense	(37,416)	(31,439)	(109,434)	(96,157)
Provision for income taxes (FTE)	(8,281)	(8,667)	(21,468)	(22,098)

Net income	$12,199	$12,694	$32,278	$32,396

Included in the Company’s results of operations for the three and nine month periods ended September 30, 2016 is the ongoing impact of the Company’s acquisition, on March 18, 2016, of three branch offices from Bank of America that included the acquisition of deposit relationships with balances totaling $161,231,000. Interest expense associated with the acquired deposit relationships was $5,000 from March 18, 2016 to March 31, 2016, and interest income from the net cash received in the transaction was estimated to be $27,000, assuming it was invested in Fed funds at an annualized earnings rate of 0.50%. Direct noninterest income and expense related to these branches from March 18, 2016 to March 31, 2016 were $14,000 and $659,000, respectively. Included in the $659,000 of noninterest expense related to these branches for the three months ended March 31, 2016 was $10,000 of core deposit intangible amortization, and $622,000 of nonrecurring acquisition expenses such as system conversion and customer communication related expenses. Other (indirect) noninterest income and expenses related to these branches and associated deposits, such as, increased data processing expense, are not readily distinguishable on a branch by branch basis. On June 8, 2016, the Company consolidated a preexisting branch into one of the branches acquired from Bank of America.

Also included in the Company’s results of operations for the three and nine month periods ended September 30, 2016 is the ongoing impact of the sale, on March 31, 2016, of twenty-seven nonperforming loans, nine substandard performing loans, and three purchased credit impaired loans with total contractual principal balances outstanding of $31,487,000, and recorded book value, including pre-sale write downs and purchase discounts, of approximately $24,810,000. Net proceeds from the sale of these loans were $27,049,000, and resulted in additional net loan write downs of $21,000, the recovery of $1,237,000 of interest income that was previously applied to the principal balance of loans in nonaccrual status, and a gain on sale of loans of $103,000.

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

Also included in the Company’s results of operations for the three and nine month periods ended September 30, 2016 is the impact of the purchase, on May 19, 2016, of seven single family residential real estate mortgage loans with total value of $22,503,000.

Also included in the Company’s results of operations for the nine month period ended September 30, 2016 is a $1,450,000 litigation contingent liability expense accrual recorded during the three months ended June 30, 2016, and representing the Company’s estimate of probable incurred losses associated with the legal proceedings originally brought against the Company on September 15, 2014 and January 20, 2015, and described further under the heading “Legal Proceedings” at Note 18 in Item 1 of Part I of this report.

Also included in the Company’s results of operations for the three months ended September 30, 2016 is the impact of the sale on August 22, 2016, of two performing loans with recorded book value of $166,000, and 48 nonperforming loans with recorded book value, including pre-sale write downs and purchase discounts, of approximately $2,757,000. The loans sold on August 22, 2016 had contractual amounts outstanding of $6,558,000. Net sale proceeds of $4,980,000 resulted in the recovery of loan balances previously charged off of $1,727,000, additional loan charge offs of $159,000, and interest income of $488,000 from the recovery of interest payments previously applied to principal balances.

Also included in the Company’s results of operations for the three months ended September 30, 2016 was a $716,000 valuation allowance expense related to a closed branch building held for sale, the value of which was written down to current market value, and subsequently sold during the three months ended September 30, 2016. Net proceeds from the sale of this building were $1,218,000, and resulted in no gain or additional loss being recorded upon the sale of this building.

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine month ended September 30,
	2016	2015	2016	2015
Interest income	$43,709	$41,332	$129,093	$118,924
Interest expense	(1,439)	(1,339)	(4,261)	(4,067)
FTE adjustment	587	299	1,710	590

Net interest income (FTE)	$42,857	$40,292	$126,542	$115,447

Net interest margin (FTE)	4.23%	4.46%	4.23%	4.30%

Purchased loan discount accretion	$2,229	$3,125	$5,621	$7,789
Interest income recovered from sale of loans	$488	—	$1,725	—
Effect of purchased loan discount accretion on net interest margin (FTE)	0.22%	0.35%	0.19%	0.29%
Effect of interest income recovered from sale of loans on net interest margin (FTE)	0.05%	—	0.06%	—

Net interest income (FTE) during the three months ended September 30, 2016 increased $2,565,000 (6.4%) from the same period in 2015 to $42,857,000. The increase in net interest income (FTE) was primarily due to a $242,284,000 (10.0%) increase in the average balance of loans to $2,669,954,000, and a $61,996,000 (95.5%) increase in the average balance of investments – nontaxable to $126,910,000 that were partially offset by a 21 basis point decrease in the average yield on loans from 5.57% during the three months ended September 30, 2015 to 5.36% during the three months ended September 30, 2016, and a 20 basis point decrease in the average yield on investments – taxable from 2.69% during the three months ended September 30, 2015 to 2.49% during the three months ended September 30, 2016. The decrease in average loan yields is primarily due to declines in market yields on new and renewed loans compared to yields on repricing, maturing, and paid off loans. The decrease in the average yield of investments - taxable is primarily due to declines in market yields on new investments compared to yields on existing investments, and to recent declines in mortgage rates that lead to an increase in mortgage refinancing activity that in turn lead to faster estimated mortgage prepayment speeds and an accelerated level of interest income-reducing premium amortization on existing mortgage backed investment securities. The increases in average loan and investments - nontaxable balances added $3,374,000 and $761,000, respectively, to net interest income (FTE) while the decreases in average loan and investments - taxable yields reduced net interest income (FTE) by $1,419,000 and $533,000, respectively, when compared to the year-ago quarter. Included in interest income from loans during the three months ended September 30, 2016 was $2,229,000 of discount accretion from purchased loans compared to $3,125,000 of discount accretion from purchased loans during the three months ended September 30, 2015. Included in interest income from loans during the three months ended September 30, 2016 was the recovery of $488,000 of interest income that was previously applied to the principal balance of loans in nonaccrual status that were sold during the three months ended September 30, 2016. For more information related to loan interest income, including loan purchase discount accretion, see the Summary of Average Balances, Yields/Rates and Interest Differential and Note 30 to the consolidated financial statements at Part I, Item 1 of this report.

Net interest income (FTE) during the nine months ended September 30, 2016 increased $11,095,000 (9.6%) from the same period in 2015 to $126,542,000. The increase in net interest income (FTE) was primarily due to a $240,061,000 (10.2%) increase in the average balance of loans to $2,596,175,000, an $89,806,000 (9.1%) increase in the average balance of investments – taxable to $1,075,413,000, and a $79,756,000 (184%) increase in the average balance of investments – nontaxable to $123,129,000 that were partially offset by an 11 basis point decrease in the average yield on loans from 5.49% during the nine months ended September 30, 2015 to 5.38% during the nine months ended September 30, 2016, and a 21 basis point decrease in the average yield on investments – taxable from 2.76% during the nine months ended September 30, 2015 to 2.55% during the nine months ended September 30, 2016. The decrease in average loan yields is primarily due to declines in market yields on new and renewed loans compared to yields on repricing, maturing, and paid off loans. The decrease in the average yield of investments - taxable is primarily due to declines in market yields on new investments compared to yields on existing investments, and to recent declines in mortgage rates that lead to an increase in mortgage refinancing activity that in turn lead to faster estimated mortgage prepayment speeds and an accelerated level of interest income-reducing premium amortization on existing mortgage backed investment securities. The increases in average loan, investments – nontaxable, and investments - nontaxable balances added $9,885,000, $1,859,000, and $2,895,000, respectively, to net interest income (FTE) while the decreases in average loan and investments - taxable yields reduced net interest income (FTE) by $2,038,000 and $1,745,000, respectively, when compared to the year-ago quarter. Included in interest income from loans during the nine months ended September 30, 2016 was $5,621,000 of discount accretion from purchased loans compared to $7,789,000 of discount accretion from purchased loans during the nine months ended September 30, 2015. Included in interest income from loans during the nine months ended September 30, 2016 was the recovery of $1,725,000 of interest income that was previously applied to the principal balance of loans in nonaccrual status that were sold during the three months ended September 30, 2016. For more information related to loan interest income, including loan purchase discount accretion, see the Summary of Average Balances, Yields/Rates and Interest Differential and Note 30 to the consolidated financial statements at Part I, Item 1 of this report.

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

	For the three months ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$2,669,954	$35,769	5.36%	$2,427,670	$33,814	5.57%
Investment securities - taxable	1,073,030	6,687	2.49%	1,028,931	6,923	2.69%
Investment securities - nontaxable	126,910	1,565	4.93%	64,914	797	4.91%
Cash at Federal Reserve and other banks	185,552	275	0.59%	95,397	97	0.41%

Total interest-earning assets	4,055,446	44,296	4.37%	3,616,912	41,631	4.60%
Other assets	351,876			336,380

Total assets	$4,407,322			$3,953,292

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$888,377	111	0.05%	$813,581	117	0.06%
Savings deposits	1,357,359	426	0.13%	1,178,684	368	0.12%
Time deposits	340,709	338	0.40%	324,427	353	0.44%
Other borrowings	18,952	2	0.05%	6,995	1	0.05%
Junior subordinated debt	56,584	562	3.97%	56,394	500	3.55%

Total interest-bearing liabilities	2,661,981	1,439	0.22%	2,380,081	1,339	0.23%
Noninterest-bearing deposits	1,198,302			1,073,537
Other liabilities	66,464			60,314
Shareholders’ equity	480,575			439,360

Total liabilities and shareholders’ equity	$4,407,322			$3,953,292

Net interest spread(1)			4.15%			4.37%
Net interest income and interest margin(2)		$42,857	4.23%		$40,292	4.46%

	For the nine months ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$2,596,175	104,845	5.38%	$2,356,114	96,998	3.49%
Investment securities - taxable	1,075,413	20,552	2.55%	985,607	20,438	2.76%
Investment securities - nontaxable	123,129	4,560	4.94%	43,373	1,573	4.84%
Cash at Federal Reserve and other banks	195,961	846	0.58%	194,426	505	0.35%

Total interest-earning assets	3,990,678	130,803	4.37%	3,579,520	119,514	4.45%
Other assets	345,601			334,021

Total assets	$4,336,279			$3,913,541

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$873,742	347	0.05%	$800,984	358	0.06%
Savings deposits	1,329,180	1,246	0.12%	1,167,039	1,087	0.12%
Time deposits	343,906	1,018	0.39%	338,010	1,146	0.45%
Other borrowings	18,790	7	0.05%	8,161	3	0.05%
Junior subordinated debt	56,541	1,643	3.87%	56,345	1,473	3.49%

Total interest-bearing liabilities	2,622,159	4,261	0.22%	2,370,539	4,067	0.23%
Noninterest-bearing deposits	1,180,092			1,056,942
Other liabilities	62,824			54,463
Shareholders’ equity	471,204			431,597

Total liabilities and shareholders’ equity	$4,336,279			3,913,541

Net interest spread(1)			4.15%			4.22%
Net interest income and interest margin(2)		$126,542	4.23%		$115,447	4.30%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended September 30, 2016 compared with three months ended September 30, 2015
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$3,374	$(1,419)	$1,955
Investment securities	1,058	(526)	532
Cash at Federal Reserve and other banks	92	86	178

Total interest-earning assets	4,524	(1,859)	2,665

Increase (decrease) in interest expense:
Interest-bearing demand deposits	11	(17)	(6)
Savings deposits	54	4	58
Time deposits	18	(33)	(15)
Other borrowings	1	—	1
Junior subordinated debt	2	60	62

Total interest-bearing liabilities	86	14	100

Increase (decrease) in Net Interest Income	$4,438	$(1,873)	$2,565

	Nine months ended September 30, 2016 compared with nine months ended September 30, 2015
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$9,885	$(2,038)	$7,847
Investment securities	4,754	(1,653)	3,101
Cash at Federal Reserve and other banks	4	337	341

Total interest-earning assets	14,643	(3,354)	11,289

Increase (decrease) in interest expense:
Interest-bearing demand deposits	33	(44)	(11)
Savings deposits	146	13	159
Time deposits	20	(148)	(128)
Other borrowings	4	—	4
Junior subordinated debt	5	165	170

Total interest-bearing liabilities	208	(14)	194

Increase (decrease) in Net Interest Income	$14,435	$(3,340)	$11,095

Provision for Loan Losses

The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – three and nine months ended September 30, 2016 and 2015” at Note 5 in Item 1 of Part I of this report for the components that make up the provision for loan losses for the three and nine months ended September 30, 2016 and 2015.

The Company recorded a reversal of provision for loan losses of $3,973,000 during the three months ended September 30, 2016 compared to a reversal of provision for loan losses of $866,000 during the three months ended September 30, 2015. The $3,973,000 reversal of provision for loan losses during the three months ended September 30, 2016 was primarily due to net loan recoveries of $1,568,000 associated with the sale of loans on August 22, 2016, additional net loan recoveries of $380,000 during the three months ended September 30, 2016, net credit quality upgrades of substandard performing loans, and continued low historical loan loss experience, that were partially offset by the effect of a $58,596,000 (2.2%) increase in loan balances during the three months ended September 30, 2016. A $30,465,000 (20.4%) decrease in construction loans outstanding during the three months ended September 30, 2016 also contributed to a decrease in the required allowance for loan losses at September 30, 2016, and the reversal of provision for loan losses during the three months ended September 30, 2016. As shown in the Table labeled “Allowance for Loan Losses - three months ended September 30, 2016” at Note 5 in Item 1 of Part I of this report, all loan categories except other consumer and C&I experienced a benefit from reversal of provision for loan losses during the three months ended September 30, 2016. The level of provision, or reversal of provision, for loan losses of each loan category during the three months ended September 30, 2016 was primarily due to the increase or decrease in the required allowance for loan losses as of September 30, 2016 when compared to the required allowance for loan losses as of March 31, 2016 plus or minus net charge-offs or net recoveries during the three months ended September 30, 2016. All categories of loans except home equity loans experienced a decrease in the required allowance for loan losses during the three months ended September 30, 2016. The decreases in the required allowance for loan losses for all loan categories except home equity loans was primarily due to principal pay downs and increases in estimated collateral values for certain impaired originated and purchased loans in these categories. Increases and decreases in estimated cash flows and collateral values, and changes in historical loss factors, in part, determine the required loan loss allowance for nonperforming and performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. For details of the change in nonperforming loans during the three months ended September 30, 2016 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the three months ended September 30, 2016” under the heading “Asset Quality and Non-Performing Assets” below.

The Company recorded a reversal of provision for loan losses of $4,537,000 during the nine months ended September 30, 2016 compared to a reversal of provision for loan losses of $1,302,000 during the nine months ended September 30, 2015. The $4,537,000 reversal of provision for loan losses during the nine months ended September 30, 2016 was primarily due to net loan recoveries of $1,568,000 associated with the sale of loans on August 22, 2016, additional net loan recoveries of $442,000 during the nine months ended September 30, 2016, net credit quality upgrades of substandard performing loans, and continued low historical loan loss experience, that were partially offset by the effect of a $189,289,000 (7.5%) increase in loan balances during the nine months ended September 30, 2016. As shown in the Table labeled “Allowance for Loan Losses - nine months ended September 30, 2016” at Note 5 in Item 1 of Part I of this report, all loan categories except RE mortgage – commercial, other consumer, C&I, and construction - residential experienced a benefit from reversal of provision for loan losses during the nine months ended September 30, 2016. The level of provision, or reversal of provision, for loan losses of each loan category during the nine months ended September 30, 2016 was primarily due to the increase or decrease in the required allowance for loan losses as of September 30, 2016 when compared to the required allowance for loan losses as of December 31, 2015 plus or minus net charge-offs or net recoveries during the nine months ended September 30, 2016. All categories of loans except RE mortgage – commercial, and construction - residential experienced a decrease in the required allowance for loan losses during the nine months ended September 30, 2016. The decreases in the required allowance for loan losses for all loan categories except RE mortgage – commercial, and construction - residential was primarily due to principal pay downs and increases in estimated collateral values for certain impaired originated and purchased loans in these categories. Increases and decreases in estimated cash flows and collateral values, and changes in historical loss factors, in part, determine the required loan loss allowance for nonperforming and performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. For details of the change in nonperforming loans during the nine months ended September 30, 2016 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the nine months ended September 30, 2016” under the heading “Asset Quality and Non-Performing Assets” below.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service charges on deposit accounts	$3,641	$3,642	$10,549	$10,879
ATM and interchange fees	3,851	3,344	11,136	9,729
Other service fees	792	772	2,369	2,265
Mortgage banking service fees	537	521	1,570	1,583
Change in value of mortgage servicing rights	(799)	(585)	(2,198)	(570)

Total service charges and fees	8,022	7,694	23,426	23,886

Gain on sale of loans	953	722	2,645	2,181
Commissions on sale of non-deposit investment products	747	812	1,890	2,561
Increase in cash value of life insurance	709	770	2,086	2,121
Change in indemnification asset	(10)	(26)	(274)	(148)
Gain (loss) on sale of foreclosed assets	69	356	218	782
Sale of customer checks	110	129	299	378
Lease brokerage income	172	161	602	543
Gain (loss) on disposal of fixed assets	(13)	(42)	(52)	(125)
Life Insurance death benefit in excess of cash value	—	—	238	—
Other	307	1,066	1,023	1,723

Total other noninterest income	3,044	3,948	8,675	10,016

Total noninterest income	$11,066	$11,642	$32,101	$33,902

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights	$(262)	$(64)	$(628)	$1,013
Mortgage banking revenue	$691	$658	$2,017	$3,194

Noninterest income decreased $576,000 (4.9%) to $11,066,000 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in noninterest income was primarily due to a $738,000 decrease in other noninterest income, a $287,000 decrease in gain on sale of foreclosed assets, and a $214,000 decrease in change in value of mortgage servicing rights, that were partially offset by a $507,000 increase in ATM fees and interchange revenue, and a $231,000 increase in gain on sale of loans. The $738,000 decrease in other noninterest income was primarily due to the recovery, during the three months ended September 30, 2015, of $870,000 of recoveries of loans from acquired institutions that were charged off prior to acquisition of those institutions by the Company. As such, these “pre-acquisition charge offs” were properly not recorded by the Company, and any related recoveries are recorded in other noninterest income by the Company. Such recoveries are unusual, and none occurred during the three months ended September 30, 2016. The $287,000 decrease in gain on sale of foreclosed assets was due to a decrease in the number and balance of foreclosed assets, and the relative valuations of foreclosed assets during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The $214,000 decrease in change in value of mortgage servicing rights (MSRs) is primarily due to a change in the required rate of return on MSRs by market participants that reduced the value of such MSRs during the three months ended September 30, 2016 compared to a smaller decrease in the value of MSRs during the three months ended September 30, 2015 that was primarily due to a decrease in estimated future MSR cash flows as a result of reduced mortgage rates and higher rates of early mortgage payoffs from mortgage refinancing. The $507,000 increase in ATM fees and interchange revenue was primarily due to the Company’s increased focus in this area, including the introduction of new services in this area during the quarter ended March 31, 2016. The $231,000 increase in gain on sale of loans was due to continued high levels of refinance and home purchase activity, and increased focus in this area by the Company when compared to the year-ago quarter. The changes in noninterest income include the effects from the operation of three branches, including $161,231,000 of deposits, acquired from Bank of America on March 18, 2016.

Noninterest income decreased $1,801,000 (5.3%) to $32,101,000 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in noninterest income was primarily due to a $700,000 decrease in other noninterest income, a $564,000 decrease in gain on sale of foreclosed assets, a $671,000 decrease in commissions on the sale of non-deposit investment products (NDIPs), and a $1,628,000 decrease in change in value of mortgage servicing rights, that were partially offset by a $1,407,000 increase in ATM fees and interchange revenue, and a $464,000 increase in gain on sale of loans. The $700,000 decrease in other noninterest income was primarily due to the recovery, during the nine months ended September 30, 2015, of $870,000 of recoveries of loans from acquired institutions that were charged off prior to acquisition of those institutions by the Company. As such, these “pre-acquisition charge offs” were properly not recorded by the Company, and any related recoveries are recorded in other noninterest income by the Company. Such recoveries are unusual, and none occurred during the nine months ended September 30, 2016. The $564,000 decrease in gain on sale of foreclosed assets was due to a decrease in the number and balance of foreclosed assets, and the relative valuations of foreclosed assets during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The $1,628,000 decrease in change in value of mortgage servicing rights (MSRs) is primarily due to a change in the required rate of return on MSRs by market participants that reduced the value of such MSRs during the nine months ended September 30, 2016 compared to a smaller decrease in the value of MSRs during the nine months ended September 30, 2015 that was primarily due to a decrease in estimated future MSR cash flows as a result of reduced mortgage rates and higher rates of early mortgage payoffs from mortgage refinancing. The $1,407,000 increase in ATM fees and interchange revenue was primarily due to the Company’s increased focus in this area, including the introduction of new services in this area during the quarter ended March 31, 2016. The $464,000 increase in gain on sale of loans was due to continued high levels of refinance and home purchase activity, and increased focus in this area by the Company when compared to the year-ago quarter. The changes in noninterest income include the effects from the operation of three branches, including $161,231,000 of deposits, acquired from Bank of America on March 18, 2016.

Noninterest Expense

The following table summarizes the Company’s noninterest expense for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Base salaries, net of deferred loan origination costs	$13,419	$11,562	$39,095	$34,808
Incentive compensation	2,798	1,674	7,008	4,660
Benefits and other compensation costs	4,643	4,297	14,067	13,407

Total salaries and benefits expense	20,860	17,533	60,170	52,875

Occupancy	2,667	2,599	7,504	7,557
Equipment	1,607	1,417	4,837	4,358
Data processing and software	2,068	1,869	6,266	5,655
ATM network charges	1,133	757	3,141	2,512
Telecommunications	702	658	2,085	2,329
Postage	381	314	1,186	956
Courier service	280	303	816	804
Advertising	1,049	926	3,021	2,736
Assessments	654	642	1,864	1,987
Operational losses	497	201	1,006	474
Professional fees	1,018	999	3,183	3,153
Foreclosed assets expense	37	105	197	305
Provision for foreclosed asset losses	9	106	40	347
Change in reserve for unfunded commitments	25	(40)	433	(60)
Intangible amortization	359	289	1,017	867
Merger expense	—	—	784	586
Litigation contingent liability	—	—	1,450	—
Other	4,070	2,761	10,434	8,716

Total other noninterest expense	16,555	13,906	49,264	43,282

Total noninterest expense	$37,416	$31,439	$109,434	$96,157

Merger expense:
Base salaries (outside temporary help)	—	—	$187	—
Equipment	—	—	35	—
Data processing and software	—	—	—	$108
Professional fees	—	—	342	120
Advertising and marketing	—	—	114	—
Other	—	—	106	358

Total merger expense	—	—	$784	$586

Average full time equivalent staff	1,022	934	996	948
Noninterest expense to revenue (FTE)	69.4%	60.5%	69.0%	64.4%

Salary and benefit expenses increased $3,327,000 (19.0%) to $20,860,000 during the three months ended September 30, 2016 compared to $17,533,000 during the three months ended September 30, 2015. Base salaries, overtime and temporary help, net of deferred loan origination costs increased $1,857,000 (16.1%) to $13,419,000. Base salaries, net of deferred loan origination costs increased $1,502,000 (13.4%) to $12,747,000 primarily due to annual merit increases, and an increase in average full-time equivalent employees of 88 (9.4%) to 1,022 for the three months ended September 30, 2016. Overtime expense increased $107,000 to $405,000 during the three months ended September 30, 2016. Temporary help expense increased $248,000 to $267,000 during the three months ended September 30, 2016. During the three months ended September 30, 2016, the Company incurred $109,000 of nonrecurring overtime expense and $179,000 of nonrecurring temporary help expense related to various information and customer service system conversions. These system conversions were initiated during the three months ended September 2016, and were completed on October 24, 2016. Commissions and incentive compensation increased $1,124,000 (67.1%) to $2,798,000 during the three months ended September 30, 2016. All categories of incentive compensation expense were higher than the year-ago quarter except commission expense related to the sale of nondeposit investment products. The increases in the other categories of incentive compensation, compared to the year-ago quarter, were primarily due to increased loan production and other performance measures to which incentive compensation is tied compared to such measures in the year-ago quarter. Benefits & other compensation expense increased $346,000 (8.1%) to $4,643,000 during the three months ended September 30, 2016 primarily due to the increases in average full-time equivalent employees and salaries expense, and their effects on group insurance and employer payroll tax expenses.

Salary and benefit expenses increased $7,295,000 (13.8%) to $60,170,000 during the nine months ended September 30, 2016 compared to $52,875,000 during the nine months ended September 30, 2015. Base salaries, overtime and temporary help, net of deferred loan origination costs increased $4,287,000 (12.3%) to $39,095,000. Base salaries, net of deferred loan origination costs increased $3,297,000 (9.8%) to $37,088,000 primarily due to annual merit increases, and an increase in average full-time equivalent employees of 48 (5.1%) to 1,022 for the nine months ended September 30, 2016. Overtime expense increased $23,000 (2.3%) to $1,000,000 during the nine months ended September 30, 2016. Temporary help expense increased $967,000 to $1,007,000 during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, the Company incurred $109,000 of nonrecurring overtime expense and $179,000 of nonrecurring temporary help expense related to various information and customer service system conversions. These system conversions were initiated during the three months ended September 2016, and were completed on October 24, 2016. Commissions and incentive compensation increased $2,347,000 (50.4%) to $7,008,000 during the nine months ended September 30, 2016. All categories of incentive compensation expense were higher than the year-ago nine months ended September 30 except commission expense related to the sale of nondeposit investment products. The increases in the other categories of incentive compensation, compared to the year-ago period, were primarily due to increased loan production and other performance measures to which incentive compensation is tied compared to such measures in the year-ago period. Benefits & other compensation expense increased $662,000 (4.9%) to $14,068,000 during the nine months ended September 30, 2016 primarily due to the increases in average full-time equivalent employees and salaries expense, and their effects on group insurance and employer payroll tax expenses.

Other noninterest expense increased $2,650,000 (19.1%) to $16,556,000 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The $2,650,000 increase in other noninterest expense was primarily due to a $716,000 expense related to a closed branch building, the value of which was written down to current market value, and subsequently sold during the three months ended September 30, 2016, a $593,000 increase in miscellaneous other expense, a $376,000 increase in ATM network charges, a $296,000 increase in operational losses, a $199,000 increase in data processing and software expense, and a $190,000 increase in Equipment expense. The $593,000 increase in miscellaneous other noninterest expense included a $126,000 (69.8%) increase in debit card production and transaction processing expense, and a $98,000 (30.4%) increase in business meals and travel expense. Small increases in many other types of miscellaneous other noninterest expense accounted for the rest of the $593,000 increase in miscellaneous other noninterest expense. Included in miscellaneous other noninterest expense for the three months ended September 30, 2016 were $25,000 of nonrecurring training and business travel expenses related to the system conversions noted above. Included in other noninterest expense for the three months ended September 30, 2016 were $36,000 of nonrecurring ATM network charges related to the system conversions noted above. The $296,000 increase in operational losses was primarily due to an increase in losses from fraudulent ATM and point of sale transactions. The $199,000 increase in data processing and software expense was primarily due to increased use of outsourced data processing services. The $190,000 increase in equipment expense was primarily due to increased depreciation and rental expense from recently purchased and rented equipment and furniture.

Other noninterest expense increased $5,982,000 (13.8%) to $49,264,000 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Included in other noninterest expense for the nine months ended September 30, 2016 was a litigation contingent liability expense of $1,450,000 associated with the matters described under the heading “Legal Proceedings” at Note 18 in Item 1 of Part I of this report. Also included in the results of the Company for the nine months ended September 30, 2016 was $784,000 of nonrecurring noninterest expense related to the Company’s acquisition of three bank branches from Bank of America on March 18, 2016. Included in the results of the Company for the nine months ended September 30, 2015 was $586,000 of nonrecurring noninterest expense related to the Company’s merger with, and integration of, North Valley Bancorp that occurred on October 3, 2014. Also contributing to the increase in other noninterest expense during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 were a $611,000 (10.8%) increase in data processing and software expense, a $479,000 (11.0%) increase in equipment expense, a $493,000 increase in provision for losses on unfunded commitments, and a $629,000 (25.0%) increase in ATM network charges. The increase in data processing and software expense was primarily due to increased use of outside data processing services. The increase in equipment expense was primarily due to increase maintenance and repair expense associated with facilities maintenance. The increase in provision for losses on unfunded commitments was primarily due to a larger increase in unfunded construction loan commitments from December 31, 2015 to September 30, 2016 than from December 31, 2014 to September 30, 2015. The increase in ATM network charges was primarily due to increased customer usage of the Company’s ATM and interchange services.

Income Taxes

The following tables show the items that reconcile the Company’s effective tax rate to the Federal statutory tax rate for the periods indicated:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.9	6.5	6.7	6.7
Tax-exempt interest on municipal obligations	(1.7)	(0.8)	(1.9)	(0.6)
Increase in cash value of insurance policies	(1.2)	(1.3)	(1.6)	(1.4)
Low income housing tax credits	(0.3)	—	(0.3)	—
Other	—	0.4	0.1	0.2

Effective Tax Rate	38.7%	39.8%	38.0%	39.9%

Financial Condition

Investment Securities

Investment securities available for sale increased $105,324,000 to $510,209,000 as of September 30, 2016, as compared to December 31, 2015. This increase is attributable to purchases of $143,715,000, maturities and principal repayments of $47,722,000, an increase in fair value of investments securities available for sale of $11,240,000 and amortization of net purchase price premiums of $1,909,000.

The following table presents the available for sale investment securities portfolio by major type as of September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016		December 31, 2015
Securities available for sale:	Fair Value	%	Fair Value	%
Obligations of U.S. government corporations and agencies	$386,872	75.8%	$313,682	77.5%
Obligations of states and political subdivisions	120,304	23.6%	88,218	21.8%
Marketable equity securities	3,033	0.6%	2,985	0.7%

Total securities available for sale	$510,209	100.0%	$404,885	100.0%

Investment securities held to maturity decreased $85,381,000 to $641,149,000 as of September 30, 2016, as compared to December 31, 2015. This decrease is attributable to principal repayments of $83,665,000, and amortization of net purchase price premiums of $1,716,000.

The following table presents the held to maturity investment securities portfolio by major type as of September 30, 2016 and December 31, 2015:

(In thousands)	September 30, 2016		December 31, 2015
Securities held to maturity:	Cost Basis	%	Cost Basis	%
Obligations of U.S. government corporations and agencies	$626,599	97.7%	$711,994	98.0%
Obligations of states and political subdivisions	14,550	2.3%	14,536	2.0%

Total securities held to maturity	$641,149	100.0%	$726,530	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements at Item 1 of Part I of this report.

Restricted Equity Securities

Restricted equity securities were $16,956,000 at September 30, 2016 and $16,956,000 at December 31, 2015. The entire balance of restricted equity securities at September 30, 2015 and December 31, 2014 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

(In thousands)	September 30, 2016	December 31, 2015
Real estate mortgage	$1,998,913	$1,811,832
Consumer	377,016	395,283
Commercial	217,110	194,913
Real estate construction	119,187	120,909

Total loans	$2,712,226	$2,522,937

At September 30, 2016 loans, including net deferred loan costs, totaled $2,712,226,000 which was a $189,289,000 (7.50%) increase over the balances at December 31, 2015. The increase in loan balances from December 31, 2015 to September 30, 2016 was primarily due to organic loan growth, but included the sale of $24,810,000 of nonperforming loans on March 31, 2016, the purchase of performing multifamily commercial real estate loans valued at $22,503,000 on May 19, 2016, and the sale of $166,000 performing and $2,757,000 nonperforming loans on August 22, 2016. Demand for all categories of loans was strong during the nine months ended September 30, 2016.

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	September 30,	December 31,
	2016	2015
Real estate mortgage	73.7%	71.8%
Consumer	13.9%	15.7%
Commercial	8.0%	7.7%
Real estate construction	4.4%	4.8%

Total loans	100.0%	100.0%

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

Interest income on originated nonaccrual loans that would have been recognized during the three months ended September 30, 2016 and 2015, if all such loans had been current in accordance with their original terms, totaled $222,000 and $488,000, respectively. Interest income actually recognized on these originated loans during the three months ended September 30, 2016 and 2015 was $227,000 and $20,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended September 30, 2016 and 2015, if all such loans had been current in accordance with their original terms, totaled $(42,000) and $58,000. Interest income actually recognized on these PNCI loans during the three months ended September 30, 2016 and 2015 was $1,000 and $(4,000).

Interest income on originated nonaccrual loans that would have been recognized during the nine months ended September 30, 2016 and 2015, if all such loans had been current in accordance with their original terms, totaled $689,000 and $1,452,000, respectively. Interest income actually recognized on these originated loans during the nine months ended September 30, 2016 and 2015 was $256,000 and $79,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the nine months ended September 30, 2016 and 2015, if all such loans had been current in accordance with their original terms, totaled $137,000 and $282,000. Interest income actually recognized on these PNCI loans during the nine months ended September 30, 2016 and 2015 was $1,000 and $81,000.

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

	September 30,	December 31,
(In thousands)	2016	2015
Performing nonaccrual loans	$18,623	$31,033
Nonperforming nonaccrual loans	2,329	6,086

Total nonaccrual loans	20,952	37,119
Originated and PNCI loans 90 days past due and still accruing	—	—

Total nonperforming loans	20,952	37,119
Noncovered foreclosed assets	3,901	5,369
Covered foreclosed assets	223	—

Total nonperforming assets	$25,076	$42,488

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$446	$28
Indemnified portion of covered foreclosed assets	—	—
Nonperforming assets to total assets	0.56%	1.01%
Nonperforming loans to total loans	0.77%	1.47%
Allowance for loan losses to nonperforming loans	160%	97%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.24%	2.69%

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

	September 30, 2016
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$11,074	$2,433	$3,631	$1,485	18,623
Nonperforming nonaccrual loans	2,009	210	—	110	2,329

Total nonaccrual loans	13,083	2,643	3,631	1,595	20,952
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	13,083	2,643	3,631	1,595	20,952
Noncovered foreclosed assets	2,276	—	—	1,625	3,901
Covered foreclosed assets	—	—	—	223	223

Total nonperforming assets	$15,359	$2,643	$3,631	$3,443	$25,076

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$338	—	—	$108	$446
Indemnified portion of covered foreclosed assets	—	—	—	$223	$223
Nonperforming assets to total assets	0.34%	0.06%	0.08%	0.08%	0.56%
Nonperforming loans to total loans	0.58%	0.64%	100.00%	6.86%	0.77%
Allowance for loan losses to nonperforming loans	221%	67%	1%	171%	160%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.58%	2.92%	62.68%	25.24%	2.24%

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

	December 31, 2015
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$18,483	$3,747	$5,055	$3,748	$31,033
Nonperforming nonaccrual loans	4,341	1,651	24	70	6,086

Total nonaccrual loans	22,824	5,398	5,079	3,818	37,119
Originated loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	22,824	5,398	5,079	3,818	37,119
Noncovered foreclosed assets	4,195	—	—	1,174	5,369
Covered foreclosed assets	—	—	—	—	—

Total nonperforming assets	$27,019	$5,398	$5,079	$4,992	$42,488

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$28	—	—	—	$28
Indemnified portion of covered foreclosed assets	—	—	—	—	—

Nonperforming assets to total assets	0.64%	0.13%	0.12%	0.12%	1.01%
Nonperforming loans to total loans	1.15%	1.09%	100.00%	10.87%	1.47%
Allowance for loan losses to nonperforming loans	137%	34%	2%	73%	97%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.90%	3.11%	60.92%	18.49%	2.69%

Changes in nonperforming assets during the three months ended September 30, 2016

(In thousands):	Balance at September 30, 2016	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at June 30, 2016
Real estate mortgage:
Residential	$1,582	$37	$1	$(1,350)	$(51)	$(219)	—	$3,164
Commercial	10,496	5,456	232	(2,136)	—	(193)	—	7,137
Consumer
Home equity lines	5,885	806	185	(1,907)	(122)	(455)	(258)	7,636
Home equity loans	1,851	247	164	(126)	(26)	(234)	258	1,568
Other consumer	21	43	—	(4)	(35)	—	—	17
Commercial (C&I)	1,106	996	—	(27)	(307)	—	—	444
Construction:
Residential	11	—	—	—	—	—	—	11
Commercial	—	—	—	—	—	—	—	—

Total nonperforming loans	20,952	7,585	582	(5,550)	(541)	(1,101)	—	19,977
Foreclosed assets	4,124	—	—	(810)	(9)	1,101	—	3,842

Total nonperforming assets	$25,076	$7,585	$582	$6,360	$(550)	—	—	$23,819

Nonperforming assets increased during the third quarter of 2016 by $1,257,000 (5.3%) to $25,076,000 at September 30, 2016 compared to $23,819,000 at June 30, 2016. The increase in nonperforming assets during the third quarter of 2016 was primarily the result of new nonperforming loans of $7,585,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $582,000, less pay-downs, sales or upgrades of nonperforming loans to performing status totaling $5,550,000, less dispositions of foreclosed assets totaling $810,000, less loan charge-offs of $541,000, and less write-downs of foreclosed assets of $9,000.

The $7,585,000 in new nonperforming loans during the third quarter of 2016 was comprised of increases of $37,000 on one residential real estate loan, $5,456,000 on two commercial real estate loans, $1,053,000 on 15 home equity lines and loans, $43,000 on 10 other consumer loans, and $996,000 on 12 C&I loans.

The $5,456,000 in new nonperforming commercial real estate loans was primarily made up of one loan in the amount of $5,209,000 secured by a commercial warehouse property in central California. Related charge-offs are discussed below.

The $996,000 in new C&I loans was primarily comprised of one loan in the amount of $347,000 secured by crop proceeds in northern California. Related charge-offs are discussed below.

The $5,550,000 in pay-downs, sales or upgrades of loans in the third quarter of 2016 was comprised of decreases of $1,350,000 on 22 residential real estate loans, $2,136,000 on 17 commercial real estate loans, $2,033,000 on 124 home equity lines and loans, $4,000 on four consumer loans, and 27,000 on six C&I loans.

The $2,136,000 reduction in nonperforming commercial real estate loans was primarily made up of one payoff in the amount of $744,000 on one loan secured by a commercial multifamily residential property in central California, a payoff on two loans secured by agricultural production land in central California totaling $816,000, and a payoff on one loan secured by a commercial retail property in northern California in the amount of $375,000.

Loan charge-offs during the three months ended September 30, 2016

In the third quarter of 2016, the Company recorded $541,000 in loan charge-offs and $123,000 in deposit overdraft charge-offs less $2,541,000 in loan recoveries and $71,000 in deposit overdraft recoveries resulting in $1,948,000 of net recoveries. Primary causes of the loan charges taken in the third quarter of 2016 were gross charge-offs of $51,000 on three residential real estate loans, $148,000 on nine home equity lines and loans, $35,000 on nine other consumer loans, and $307,000 on eight C&I loans. During the third quarter of 2016, there were no individual charges greater than $250,000.

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

The Components of the Allowance for Loan Losses

The following table sets forth the allowance for loan losses as of the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2016	2015
Allowance for originated and PNCI loan losses:
Specific allowance	$2,821	$2,890
Formula allowance	19,220	20,603
Environmental factors allowance	8,683	9,625

Allowance for originated and PNCI loan losses	30,724	33,118
Allowance for PCI loan losses	2,760	2,893

Allowance for loan losses	$33,484	$36,011

Allowance for loan losses to loans	1.23%	1.43%

For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Provision for Loan Losses” at “Results of Operations” and “Allowance for Loan Losses” above. Based on the current conditions of the loan portfolio, management believes that the $33,484,000 allowance for loan losses at September 30, 2016 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

	September 30,	December 31,
(in thousands)	2016	2015
Real estate mortgage	$14,376	$13,950
Consumer	12,137	15,079
Commercial	5,242	5,271
Real estate construction	1,729	1,711

Total allowance for loan losses	$33,484	$36,011

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

	September 30,	December 31,
	2016	2015
Real estate mortgage	42.9%	38.7%
Consumer	36.2%	41.9%
Commercial	15.7%	14.6%
Real estate construction	5.2%	4.8%

Total allowance for loan losses	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses as a percentage of the total loans for each loan category as of the dates indicated:

	September 30,	December 31,
	2016	2015
Real estate mortgage	0.72%	0.77%
Consumer	3.22%	3.81%
Commercial	2.41%	2.70%
Real estate construction	1.45%	1.42%

Total allowance for loan losses	1.23%	1.43%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Allowance for loan losses:
Balance at beginning of period	$35,509	$35,455	$36,011	$36,585
Provision for loan losses	(3,973)	(866)	(4,537)	(1,302)
Loans charged off:
Real estate mortgage:
Residential	(50)	(15)	(212)	(224)
Commercial	—	—	(793)	—
Consumer:
Home equity lines	(122)	(199)	(450)	(624)
Home equity loans	(25)	(73)	(118)	(201)
Auto indirect	—	—	—	(4)
Other consumer	(160)	(348)	(600)	(792)
Commercial	(307)	(52)	(421)	(591)
Construction:
Residential	—	—	—	—
Commercial	—	—	—	—

Total loans charged off	(664)	(687)	(2,594)	(2,436)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	391	60	618	61
Commercial	20	78	902	227
Consumer:
Home equity lines	1,580	197	1,921	546
Home equity loans	429	235	501	244
Auto indirect	—	2	—	38
Other consumer	107	122	338	381
Commercial	85	186	323	394
Construction:
Residential	—	1,717	—	1,728
Commercial	—	19	1	52

Total recoveries of previously charged off loans	2,612	2,616	4,604	3,671

Net charge-offs	1,948	1,929	2,010	1,235

Balance at end of period	$33,484	$36,518	$33,484	$36,518

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Reserve for unfunded commitments:
Balance at beginning of period	$2,635	$2,125	$2,475	$2,145
Provision for losses – unfunded commitments	273	(40)	433	(60)

Balance at end of period	$2,908	$2,085	$2,908	$2,085

Balance at end of period:
Allowance for loan losses			$33,484	$36,518
Reserve for unfunded commitments			2,908	2,085

Allowance for loan losses and Reserve for unfunded commitments			$36,392	$38,603

As a percentage of total loans at end of period:
Allowance for loan losses			1.23%	1.48%
Reserve for unfunded commitments			0.11%	0.08%

Allowance for loan losses and Reserve for unfunded commitments			1.34%	1.56%

Average total loans	$2,669,954	$2,427,670	$2,596,175	$2,356,114
Ratios (annualized):
Net charge-offs during period to average loans outstanding during period	(0.29)%	(0.32)%	(0.10)%	(0.07)%
(Benefit from) provision for loan losses to average loans outstanding	(0.60)%	(0.14)%	(0.23)%	(0.07)%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the periods indicated (dollars in thousands):

(dollars in thousands):	Balance at September 30, 2016	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at June 30, 2016
Noncovered:
Land & Construction	$1,512	—	—	$(91)	$1	—	—	$1,602
Residential real estate	1,504	—	—	(718)	(26)	$685	—	1,563
Commercial real estate	885	—	—	—	16	192	—	677

Total noncovered	3,901	—	—	(809)	(9)	877	—	3,842

Total covered	223	—	—	—	—	223	—	—

Total foreclosed assets	$4,124	—	—	$(809)	$(9)	$1,100	—	$3,842

(dollars in thousands):	Balance at June 30, 2016	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at March 31, 2016
Noncovered:
Land & Construction	$1,602	—	—	—	—	—	—	$1,602
Residential real estate	1,563	—	—	$(783)	$(17)	$437	—	1,926
Commercial real estate	677	—	—	(240)	(26)	—	—	943

Total noncovered	3,842	—	—	(1,023)	(43)	437	—	4,471

Total covered	—	—	—	—	—	—	—	—

Total foreclosed assets	$3,842	—	—	$(1,023)	$(43)	$437	—	$4,471

(dollars in thousands):	Balance at March 31, 2016	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2015
Noncovered:
Land & Construction	$1,602	—	—	$(889)	—	—	—	$2,491
Residential real estate	1,926	—	—	(288)	$11	$416	—	1,787
Commercial real estate	943	—	—	(148)	—	—	—	1,091

Total noncovered	4,471	—	—	(1,325)	11	416	—	5,369

Total covered	—	—	—	—	—	—	—	—

Total foreclosed assets	$4,471	—	—	$(1,325)	$11	$416	—	$5,369

Premises and Equipment

Premises and equipment were comprised of:

	September 30,	December 31,
(In thousands)	2016	2015
Land & land improvements	$10,514	$8,909
Buildings	44,405	38,643
Furniture and equipment	32,247	31,081

	87,166	78,633
Less: Accumulated depreciation	(38,068)	(35,518)

	49,098	43,115
Construction in progress	350	696

Total premises and equipment	$49,448	$43,811

During the nine months ended September 30, 2016, premises and equipment increased $5,637,000 due to purchases of $11,638,000, that were partially offset by depreciation of $4,002,000, the transfer of a former bank branch property with net book value of $1,934,000 to property held for sale classification, and disposals of other premises and equipment with net book value of $65,000. During the three months ended September 31, 2016, the Company determined to sell a former bank branch property with net book value of $1,934,000, wrote the property down by $716,000 to its estimated market value of $1,218,000, and classified the property as held for sale. The property was subsequently sold during the three months ended September 30, 2016 without gain or further loss.

Intangible Assets

Intangible assets at were comprised of the following as of the dates indicated:

	September 30,	December 31,
(In thousands)	2016	2015
Core-deposit intangible	$6,923	$5,894
Goodwill	64,311	63,462

Total intangible assets	$71,234	$69,356

The core-deposit intangible assets resulted from the Bank’s acquisition of three bank branches from Bank of America on March 18, 2016, North Valley Bancorp in 2014, Citizens in 2011, and Granite in 2010. The goodwill intangible asset includes $849,000 from the acquisition of three bank branches from Bank of America on March 18, 2016, $47,943,000 from the North Valley Bancorp acquisition in 2014, and $15,519,000 from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $359,000 and $289,000 was recorded during the three months ended September, 2016 and 2015, respectively, and $1,017,000 and $867,000 was recorded during the nine months ended September, 2016 and 2015, respectively.

Investment in Low Income Housing Tax Credit Funds

During the nine months ended September 30, 2016, the Company’s investment in low income housing tax credit funds, recorded in other assets, increased $14,475,000 to $18,698,000 as the Company made four new investments in low income housing tax credit funds bringing the total number of such investment to five. Associated with these new investments in low income housing tax credit funds was a $12,524,000 increase in low income housing tax credit fund commitments to $15,854,000. This commitment for low income housing tax credit funds is recorded in other liabilities.

Deposits

During the nine months ended September 30, 2016, the Company’s deposits increased $204,746,000 to $3,836,012,000, and included $161,231,000 of deposits from the acquisition of three branches from Bank of America on March 18, 2016. See Note 13 to the condensed consolidated financial statements at Item 1 of Part I of this report for information about the Company’s deposits.

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

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. During the nine months ended September 30, 2016, the Company did not repurchase any shares under this plan. This plan has no stated expiration date for the repurchases. As of September 30, 2016, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $481,890,000 at September 30, 2016. This amount represents an increase of $29,774,000 (6.6%) from December 31, 2015, the net result of comprehensive income for the period of $39,009,000, and the effect of equity compensation vesting and tax benefits of $1,078,000, and the exercise of stock options of $2,726,000, that were partially offset by dividends paid of $10,265,000 and the repurchase of common stock of $2,774,000. The Company’s ratio of equity to total assets was 10.8% and 10.7% as of June 30, 2016 and December 31, 2015, respectively. We believe that we were in compliance with the requirements applicable to us as set forth in the final rules as of January 1, 2015 and June 30, 2016.

The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	September 30, 2016		December 31, 2015
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total capital	14.66%	8.00%	15.09%	8.00%
Tier I capital	13.58%	6.00%	13.86%	4.00%
Common equity Tier 1 capital	12.02%	4.50%	12.27%	4.50%
Leverage	10.56%	4.00%	10.79%	4.00%

See Note 19 and Note 29 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

Liquidity

The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At September 30, 2016, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $746,484,000, or 16.7% of total assets, representing an increase of $108,798,000 (17.1%) from 637,686,000, or 15.1% of total assets at December 31, 2015. This increase in cash and securities available for sale is due mainly to an increase in deposits, including the deposits acquired in the acquisition of three branches from Bank of America on March 18, 2016, cash from the maturities of securities held for sale, and cash provided by operating activities that were in excess of an increase in loans during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, the Company generated cash flows from operations of $38,884,000 compared to $44,364,000 during the nine months ended September 30, 2015. Net maturities of investment securities held to maturity produced cash inflows of $83,665,000 during the nine months ended September 30, 2016 compared to net purchases of held to maturity securities using $76,329,000 of cash during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the Company invested in net loan increases of $188,840,000 compared to $189,995,000 of net loan increases during the first nine months of 2015. Proceeds from the sale of foreclosed assets accounted for $3,375,000 and $4,753,000 of investing sources of funds during the nine months ended September 30, 2016 and 2015, respectively. The acquisition of three bank branches, and the assumption of $161,231,000 of associated deposit balances, from Bank of America on March 18, 2016, accounted for $156,316,000 of investing sources of funds during the nine months ended September 30, 2016. These changes in investment and loan balances, proceeds from sale of foreclosed assets, and the acquisition of branches and associated deposits, contributed to net cash used by investing activities of 67,366,000 during the nine months ended September 30, 2016, compared to net cash used by investing activities of $512,647,000 during the nine months ended September 30, 2015. Financing activities provided net cash of $40,109,000 during the nine months ended September 30, 2016, compared to net cash provided by financing activities of $66,853,000 during the nine months ended September 30, 2015. Deposit balance increases, net of the deposits assumed in the acquisition of bank branches on March 18, 2016, accounted for $43,515,000 of financing sources of funds during the nine months ended September 30, 2016, compared to $77,449,000 of financing sources of funds during the nine months ended September 30, 2015. Net changes in other borrowings provided $6,907,000 of financing sources of funds during the nine months ended September 30, 2016, compared to $2,417,000 of financing uses of funds during the nine months ended September 30, 2015. Dividends paid used $10,265,000 and $8,728,000 of cash during the nine months ended September 30, 2016 and 2015, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2016 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

During the nine months ended September 30, 2016, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2016:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number shares that may yet be purchased under the plans or programs(2)
Jul. 1-31, 2016	1,303	$26.80	—	333,400
Aug. 1-31, 2016	54,826	$25.83	—	333,400
Sep. 1-30, 2016	—	—	—	333,400

Total	56,129	$25.85	—	333,400

(1)	Includes shares purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 19 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.
(2)	Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.

Item 6 – Exhibits

Exhibit No.	Exhibit

2.1	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Granite Community Bank, N.A., Granite Bay, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of May 28, 2010, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed June 3, 2010).

2.2	Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Citizens Bank of Northern California, Nevada City, California, the Federal Deposit Insurance Corporation and Tri Counties Bank, dated as of September 23, 2011, and related addendum (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed September 27, 2011).

2.3	Agreement and Plan of Merger and Reorganization by and between TriCo and North Valley Bancorp dated January 21, 2014 (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed January 21, 2014).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 17, 2009).

3.2	Bylaws of TriCo, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).

4.1	Instruments defining the rights of holders of the long-term debt securities of the TriCo and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. TriCo hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1*	Form of Change of Control Agreement dated as of July 17, 2013, among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, Richard O’Sullivan, Thomas Reddish, and Ray Rios (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).

10.2*	TriCo’s 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to TriCo’s Form S-8 Registration Statement dated August 23, 1995 (No. 33-62063)).

10.3*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.4*	TriCo’s 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.5*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.6*	Transaction Bonus Agreement between TriCo Bancshares and Richard P. Smith dated as of August 7, 2014 (incorporated by reference to Exhibit 10.4 to TriCo’s Form 8-K filed on August 13, 2014).

10.7*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.8*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.9*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.10*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.12*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.13*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.14*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.15*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.18*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

Item 6 – Exhibits (continued)

10.19*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.20*	Form of Stock Option Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed May 25, 2010).

10.21*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Employee Executives pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.22*	Form of Restricted Stock Unit Agreement and Grant Notice for Directors pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.23*	Form of 2014 Performance Award Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to TriCo’s Current Report on Form 8-K filed August 13, 2014).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES (Registrant)
Date: November 9, 2016	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer
(Principal accounting and financial officer)