Form 10-K
period 2016-12-31
TRICO BANCSHARES /
filed 2017-03-15
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2016, was approximately $580,894,777 (based on the closing sales price of the Registrant’s common stock on the date). This computation excludes a total of 3,587,007 shares that are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant’s common stock, as of February 24, 2017, was 22,871,154.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of the Registrant’s definitive proxy statement for the 2017 annual meeting of shareholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrants’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

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

PART I

ITEM 1. BUSINESS

Information about TriCo Bancshares’ Business

TriCo Bancshares is a bank holding company incorporated in California in 1981 and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company’s principal subsidiary is Tri Counties Bank, a California-chartered commercial bank (the “Bank”). The Bank offers banking services to retail customers and small to medium-sized businesses through 68 branch offices in Northern and Central California and had total assets of approximately $4.5 billion at December 31, 2016. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits. See “Business of Tri Counties Bank”. The Company and the Bank are headquartered in Chico, California.

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

Additional information concerning the Company can be found on our website at www.tcbk.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through the investors relations page of our website, www.tcbk.com, as soon as reasonably practicable after the Company files these reports with the U.S. Securities and Exchange Commission (“SEC”). The information on our website is not part of this annual report.

Business of Tri Counties Bank

The Bank was incorporated as a California banking corporation on June 26, 1974, and received its certificate of authority to conduct banking operations on March 11, 1975. The Bank engages in the general commercial banking business in 26 counties in Northern and Central California. The Bank currently operates from 58 traditional branches and 10 in-store branches.

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

The Bank has emphasized retail banking since it opened. Most of the Bank’s customers are retail customers and small to medium-sized businesses. The Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank’s loans are direct loans made to individuals and businesses in Northern and Central California where its branches are located. At December 31, 2016, the total of the Bank’s consumer loans net of deferred fees outstanding was $362,303,000 (13.1%), the total of commercial loans outstanding was $217,047,000 (7.9%), and the total of real estate loans including construction loans of $122,419,000 was $2,180,243,000 (79.0%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

Employees

At December 31, 2016, the Company employed 1,063 persons, including six executive officers. Full time equivalent employees were 1,013. No employees of the Company are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are good.

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

Regulatory Agencies

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank holding company, the Company is regulated under the BHC Act, and is subject to supervision, regulation and examination by the FRB. The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, each administered by the SEC. The Company’s common stock is listed on the Nasdaq Global Select market (“Nasdaq”) under the trading symbol “TCBK” and the Company is, therefore, subject to the rules of Nasdaq for listed companies.

The Bank, as a state chartered bank, is subject to broad federal regulation and oversight extending to all its operations by the FDIC and to state regulation by the DBO.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created the Consumer Financial Protection Bureau (the “CFPB”) as an independent entity with broad rulemaking, supervisory and enforcement authority over consumer financial products and services. The CFPB’s functions include investigating consumer complaints, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions, including the Bank. Banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, are subject to the CFPB’s rules but continue to be examined for compliance with federal consumer laws by their primary federal banking agency.

The Bank Holding Company Act

The Company is registered as a bank holding company under the BHC Act. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. As a bank holding company, TriCo is required to file reports with the FRB and the FRB periodically examines the Company. Under the Dodd-Frank Act, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support the subsidiary bank. Qualified bank holding companies that elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined solely by the FRB). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and agency, and making merchant banking investments. The Company has not elected to become a financial holding company.

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

Restrictions on Dividends and Distributions

A California corporation such as TriCo may make a distribution to its shareholders to the extent that either the corporation’s retained earnings meet or exceed the amount of the proposed distribution or the value of the corporation’s assets exceed the amount of its liabilities plus the amount of shareholders preferences, if any, and certain other conditions are met. It is the FRB’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. In addition, TriCo’s ability to pay dividends may be restricted if it does not maintain an adequate capital conservation buffer under the FRB’s capital rules. See “—Regulatory Capital Requirements.”

The primary source of funds for payment of dividends by TriCo to its shareholders has been and will continue to be the receipt of dividends and management fees from the Bank. TriCo’s ability to receive dividends from the Bank is limited by applicable state and federal law. Under the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). However, with the prior approval of the Commissioner of the DBO, a bank may pay cash dividends in an amount not to exceed the greatest of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. However, if the DBO finds that the shareholders’ equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound, the Commissioner may order the bank not to pay a dividend to shareholders.

Additionally, under FDICIA, a bank may not make any capital distribution, including the payment of dividends, if after making such distribution the bank would be in any of the “undercapitalized” categories under the FDIC’s Prompt Corrective Action regulations. A bank is undercapitalized for this purpose if its leverage ratios, Tier 1 risk-based capital level and total risk-based capital ratio are not at least four percent, four percent and eight percent, respectively. In addition, the Bank’s ability to pay dividends to TriCo may be restricted if the Bank does not maintain an adequate capital conservation buffer under the FDIC’s capital rules. See “—Regulatory Capital Requirements.”

The FRB, FDIC and the DBO have authority to prohibit a bank holding company or a bank from engaging in practices which are considered to be unsafe and unsound. Depending on the financial condition of TriCo and the Bank and other factors, the FRB, FDIC or the DBO could determine that payment of dividends or other payments by TriCo or the Bank might constitute an unsafe or unsound practice.

The Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”) requires the federal banking regulatory agencies to periodically assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA also requires the agencies to consider a financial institution’s record of meeting its community credit when evaluating applications for, among other things, domestic branches and mergers or acquisitions. The federal banking agencies rate depository institutions’ compliance with the CRA. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” A less than “satisfactory” rating could result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of its most recent CRA examination, the Bank’s CRA rating was “Satisfactory.”

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

Regulatory Capital Requirements

The Company and the Bank are subject to the minimum capital requirements of the FDIC and the FRB, respectively. These capital requirements may restrict the Company’s and the Bank’s profitability and ability to pay dividends. If the Company or the Bank lacks adequate capital to increase its assets without violating the minimum capital requirements or if it is forced to reduce the level of its assets in order to satisfy regulatory capital requirements, its ability to generate earnings would be reduced.

The Company’s and the Bank’s primary federal regulators, the FRB and the FDIC, have adopted guidelines utilizing a risk-based capital structure. Under the risk-based capital rules applicable through December 31, 2014, banking organizations were required to maintain minimum ratios of Tier 1 capital and total capital to total risk-weighted assets (including certain off-balance sheet items, such as letters of credit). Qualifying capital is divided into two tiers. Tier 1 capital consists generally of common stockholders’ equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock (at the holding company level) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. Tier 2 capital consists of, among other things, allowance for loan and lease losses up to 1.25% of weighted risk assets, other perpetual preferred stock, hybrid capital instruments, perpetual debt, mandatory convertible debt, subordinated debt and intermediate-term preferred stock, subject to limitations. Tier 2 capital qualifies as part of total capital up to a maximum of 100% of Tier 1 capital. Under these risk-based capital guidelines, the Company is required to maintain total capital equal to at least 8% of its assets, of which at least 4% must be in the form of Tier 1 capital. In addition, the Bank is subject to minimum capital ratios under the regulatory framework for prompt corrective action discussed below under “— Prompt Corrective Action.”

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

As a lender, we face a significant risk that we will sustain losses because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. We have underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that we believe appropriately address this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our respective loan portfolios. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results of operations. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner.

Our allowance for loan losses may not be adequate to cover actual losses.

Like other financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses would reduce our earnings could materially and adversely affect our business, financial condition, results of operations and cash flows. The allowance for loan losses reflects our estimate of the probable losses in our loan portfolio at the relevant balance sheet date. Our allowance for loan losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic factors. Determining an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. Federal and state regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for loan losses further or that the allowance will be adequate to absorb loan losses we actually incur. Either of these occurrences could have a material adverse affect on our business, financial condition and results of operations.

Our business may be adversely affected by business conditions in Northern and Central California.

We conduct most of our business in Northern and Central California. As a result of this geographic concentration, our financial results may be impacted by economic conditions in California. Deterioration in the economic conditions in California could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows:

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

A downturn in our real estate markets in which we conduct our business in California could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. As real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral could then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2016, approximately 91.0% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. So if there is a significant adversely decline in real estate values in California, the collateral for our loans will provide less security. Real estate values could also be affected by, among other things, earthquakes, drought and national disasters in our markets. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of our senior management team of Messrs. Smith, Bailey, Carney, Fleshood, O’Sullivan and Reddish, who have expertise in banking and collective experience in the California markets we serve and have targeted for future expansion. We also depend upon a number of other key executives who are California natives or are long-time residents and who are integral to implementing our business plan. The loss of the services of any one of our senior executive management team or other key executives could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Competition in the banking and financial services industry is intense. Our profitability depends upon our continued ability to successfully compete. We compete exclusively in Northern and Central California for loans, deposits and customers with commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage firms and Internet-based marketplace lending platforms. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies, such as Internet-based marketplace lenders, to provide financial services, often without many of regulatory and capital restrictions that we face.. We also face competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits and our business, financial condition, results of operations and cash flows may be adversely affected.

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

Severe weather, natural disasters and other external events could adversely affect our business.

Severe weather, drought, fires, natural disasters such as earthquakes, or acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could also affect the stability of the Bank’s deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans and cause significant property damage, result in losses of revenue and/or cause us to incur additional expenses. Although we have established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

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

Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Although we have been successful in generating new loans during 2016, the continuation of historically low long-term interest rate levels may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress our loan volumes or cause rates on loans to decline. In addition, an increase in the general level of short-term interest rates on variable rate loans may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. Additionally, if short-term market rates rise, in order to retain existing deposit customers and attract new deposit customers we may need to increase rates we pay on deposit accounts. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

Regulatory Risks

Recently enacted financial reform legislation has, among other things, created a new Consumer Financial Protection Bureau, tightened capital standards and resulted in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act, which was enacted in 2010, significantly changed the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Among other things, the Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks with $10 billion or less in assets, such as the Bank, are subject to the CFPB’s rules but continue to be examined for compliance with the consumer laws by their primary bank regulators. In addition, the Dodd-Frank Act required the FDIC and FRB to adopt new, more stringent capital rules that apply to us. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

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

We are subject to extensive regulation, supervision and examination by the DBO, FDIC, and the FRB. See Item 1—Regulation and Supervision of this report for information on the regulation and supervision which governs our activities. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to our shareholders by restricting certain of our activities, such as:

•	the payment of dividends to our shareholders,

•	possible mergers with or acquisitions of or by other institutions,

•	desired investments,

•	loans and interest rates on loans,

•	interest rates paid on deposits,

•	service charges on deposit account transactions,

•	service charges on deposit account transactions

•	the possible expansion of branch offices, and

•	the ability to provide securities or trust services.

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

Goodwill and other intangible assets have increased substantially as a result of the acquisition of North Valley Bancorp. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by U.S. GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

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

We must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, Management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2016, $3,399,000, or 0.08%, of the Company’s assets were covered by these FDIC loss sharing agreements.

Risks Relating to Dividends and Our Common Stock

Our future ability to pay dividends is subject to restrictions.

As a holding company with no significant assets other than the Bank, we depend on dividends from the Bank to fund our operations and for a substantial portion of our revenues. Our ability to continue to pay dividends depends in large part upon our receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions to us is subject to the restrictions in the California Financial Code. As of December 31, 2016, the Bank could have paid approximately $82,615,000 in dividends to TriCo without the prior approval of the DBO. The amount that the Bank may pay in dividends is further restricted due to the fact that the Bank must maintain a certain minimum amount of capital to be considered a “well capitalized” institution as well as a separate capital conservation buffer, as further described under “Item 1 – Supervision and Regulation — Regulatory Capital Requirements” in this report.

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

Various provisions of our articles of incorporation and bylaws could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our shareholders. These provisions provide for, among other things, specified actions that the Board of Directors shall or may take when an offer to merge, an offer to acquire all assets or a tender offer is received and the authority to issue preferred stock by action of the board of directors acting alone, without obtaining shareholder approval.

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

As of December 31, 2016, directors and executive officers beneficially owned approximately 8.9% of our common stock and our Employee Stock Ownership Plan owned approximately 5.5%. Agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of our board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.

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

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2016, we had outstanding trust preferred securities and accompanying junior subordinated debentures with face value of $62,889,000. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is engaged in the banking business through 68 offices in 26 counties in Northern and Central California including twelve offices in Shasta County, eight in Butte County, six in Humboldt and Nevada Counties, four in Placer and Sacramento Counties, three in Siskiyou and Stanislaus Counties, two each in Glenn, Mendocino, Sutter and Trinity Counties, and one each in Colusa, Contra Costa, Del Norte, Fresno, Kern, Lake, Lassen, Madera, Merced, Sonoma, Tehama, Tulare, Yolo and Yuba Counties. All offices are constructed and equipped to meet prescribed security requirements.

The Company owns twenty-nine branch office locations, five administrative buildings, and two other buildings that it leases out. The Company leases thirty-nine branch office locations, two loan production offices, and three administrative locations. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

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

On January 20, 2015, a then-current Personal Banker at one of the Bank’s in-store branches filed a First Amended Complaint against Tri Counties Bank and TriCo Bancshares, dba Tri Counties Bank, in Sacramento County Superior Court, alleging causes of action related to wage statement violations. Plaintiff seeks to represent a class of current and former exempt and non-exempt employees who worked for the defendants during the time period beginning October 18, 2013 through the date of the filing of this action. The Company and the Bank responded to the First Amended Complaint, denying the charges, and engaged in written discovery with Plaintiff. The parties engaged in non-binding mediation of this action during the third quarter of 2016.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company’s common stock is traded on the Nasdaq under the symbol “TCBK.” The following table shows the high and the low closing sale prices for the common stock for each quarter in the past two years, as reported by Nasdaq:

	High	Low
2016:
Fourth quarter	$34.46	$25.49
Third quarter	$28.40	$25.40
Second quarter	$28.90	$24.60
First quarter	$27.44	$23.80
2015:
Fourth quarter	$29.39	$24.25
Third quarter	$25.55	$23.08
Second quarter	$24.75	$23.18
First quarter	$24.77	$22.82

As of February 24, 2017 there were approximately 1,616 shareholders of record of the Company’s common stock. On February 24, 2017, the closing sales price was $37.18.

The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. As of December 31, 2016 $82,615,000 was available for payment of dividends by the Bank to the Company, under applicable laws and regulations. The Company paid cash dividends of $0.15 per common share in each of the quarters ended December 31, 2016, September 30, 2016, June 30, 2016, March 31, 2016, and December 31, 2015, and $0.13 per common share in each of the quarters ended September 30, 2015, June 30, 2015, and $0.11 per common share in the quarter ended March 31, 2015.

Issuer Repurchases of Common Stock

The Company adopted a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. This plan has no stated expiration date for the repurchases. As of December 31, 2016, the Company had purchased 166,600 shares under this plan.

The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2016:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number shares that may yet be purchased under the plans or programs(2)
Oct. 1-31, 2016	—	—	—	333,400
Nov. 1-30, 2016	176,779	$30.72	—	333,400
Dec. 1-31, 2016	1,407	$34.18	—	333,400

Total	178,186	$30.74	—	333,400

(1)	Includes shares purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 19 to the consolidated financial statements at Item 8 of Part II of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.
(2)	Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.

The following graph presents the cumulative total yearly shareholder return from investing $100 on December 31, 2011, in each of TriCo common stock, the Russell 3000 Index, and the SNL Western Bank Index. The SNL Western Bank Index compiled by SNL Financial includes banks located in California, Oregon, Washington, Montana, Hawaii and Alaska with market capitalization similar to that of TriCo’s. The amounts shown assume that any dividends were reinvested.

TriCo Bancshares

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
TriCo Bancshares	100.00	120.43	207.94	184.41	209.08	266.01
Russell 3000	100.00	116.42	155.47	175.00	175.84	198.23
SNL Western Bank	100.00	126.20	177.56	213.09	220.79	244.77

Equity Compensation Plans

The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2016. All of our equity compensation plans have been approved by shareholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	—	—	—
Equity compensation plans approved by shareholders	708,126	$17.12	637,262

Total	708,126	$17.12	637,262

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in connection with our consolidated financial statements and the related notes located at Item 8 of this report.

TRICO BANCSHARES

Financial Summary

(in thousands, except per share amounts)

Year ended December 31,	2016	2015	2014	2013	2012
Interest income	$173,708	$161,414	$121,115	$106,560	$108,716
Interest expense	5,721	5,416	4,681	4,696	7,344
Net interest income	167,987	155,998	116,434	101,864	101,372
(Benefit from) provision for loan losses	(5,970)	(2,210)	(4,045)	(715)	9,423
Noninterest income	44,563	45,347	34,516	36,829	37,980
Noninterest expense	145,997	130,841	110,379	93,604	97,998

Income before income taxes	72,523	72,714	44,616	45,804	31,931
Provision for income taxes	27,712	28,896	18,508	18,405	12,937

Net income	$44,811	$43,818	$26,108	$27,399	$18,994

Earnings per share:
Basic	$1.96	$1.93	$1.47	$1.71	$1.19
Diluted	$1.94	$1.91	$1.46	$1.69	$1.18
Per share:
Dividends paid	$0.60	$0.52	$0.44	$0.42	$0.36
Book value at December 31	$20.87	$19.85	$18.41	$15.61	$14.33
Tangible book value at December 31	$17.77	$16.81	$15.31	$14.59	$13.30
Average common shares outstanding	22,814	22,750	17,716	16,045	15,988
Average diluted common shares outstanding	23,087	22,998	17,923	16,197	16,052
Shares outstanding at December 31	22,868	22,775	22,715	16,077	16,001
At December 31:
Loans, net of allowance	$2,727,090	$2,486,926	$2,245,939	$1,633,762	$1,522,175
Total assets	4,517,968	4,220,722	3,916,458	2,744,066	2,609,269
Total deposits	3,895,560	3,631,266	3,380,423	2,410,483	2,289,702
Other borrowings	17,493	12,328	9,276	6,335	9,197
Junior subordinated debt	56,667	56,470	56,272	41,238	41,238
Shareholders’ equity	477,347	452,116	418,172	250,946	229,359
Financial Ratios:
For the year:
Return on average assets	1.02%	1.11%	0.87%	1.04%	0.75%
Return on average equity	9.46%	10.04%	8.67%	11.34%	8.44%
Net interest margin[1]	4.23%	4.32%	4.17%	4.18%	4.32%
Net loan (recoveries) losses to average loans	(0.09)%	(0.07)%	(0.13)%	0.23%	0.82%
Efficiency ratio[2]	67.9%	64.7%	72.9%	67.3%	70.2%
Average equity to average assets	10.84%	11.01%	10.00%	9.21%	8.91%
Dividend payout ratio	30.6%	27.2%	30.1%	24.9%	30.5%
At December 31:
Equity to assets	10.57%	10.71%	10.68%	9.15%	8.79%
Total capital to risk-adjusted assets	14.65%	15.09%	15.63%	14.77%	14.53%

[1]	Fully taxable equivalent.
[2]	The sum of fully taxable equivalent net interest income and noninterest income divided by noninterest expense.

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

Following is a summary of the components of net income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2016	2015	2014
Components of Net Income
Net interest income	$167,987	$155,998	$116,434
Benefit from (provision for) loan losses	5,970	2,210	4,045
Noninterest income	44,563	45,347	34,516
Noninterest expense	(145,997)	(130,841)	(110,379)
Taxes	(27,712)	(28,896)	(18,508)

Net income	$44,811	$43,818	$26,108

Net income per average fully-diluted share	$1.94	$1.91	$1.46
Net income as a percentage of average shareholders’ equity	9.46%	10.04%	8.67%
Net income as a percentage of average total assets	1.02%	1.11%	0.87%

Included in the Company’s results of operations for the year ended December 31, 2016 is the ongoing impact of the Company’s acquisition, on March 18, 2016, of three branch offices from Bank of America that included the acquisition of deposit relationships with balances totaling $161,231,000. Interest expense associated with the acquired deposit relationships was $5,000 from March 18, 2016 to March 31, 2016, and interest income from the net cash received in the transaction was estimated to be $27,000, assuming it was invested in Fed funds at an annualized earnings rate of 0.50%. Direct noninterest income and expense related to these branches from March 18, 2016 to March 31, 2016 were $14,000 and $659,000, respectively. Included in the $659,000 of noninterest expense related to these branches for the three months ended March 31, 2016 was $10,000 of core deposit intangible amortization, and $622,000 of nonrecurring acquisition expenses such as system conversion and customer communication related expenses. Other (indirect) noninterest income and expenses related to these branches and associated deposits, such as, increased data processing expense, are not readily distinguishable on a branch by branch basis. On June 8, 2016, the Company consolidated a preexisting branch into one of the branches acquired from Bank of America.

Also included in the Company’s results of operations for the year ended December 31, 2016 is the impact of the sale on December 28, 2016, of twenty performing loans with recorded book value of $1,975,000, and 49 nonperforming loans with recorded book value, including pre-sale write downs and purchase discounts, of approximately $2,709,000. The loans sold on December 28, 2016 had contractual amounts outstanding of $7,100,000. Net sale proceeds of $5,851,000 resulted in the recovery of loan balances previously charged off of $692,000, additional loan charge offs of $316,000, interest income of $586,000 from the recovery of interest payments previously applied to principal balances, and gain on sale of $205,000. In addition, associated with the loans sold on December 28, 2016 were specific allowances for loan loss of $503,000 on September 30, 2016 that were no longer necessary at December 31, 2016; and had these loans not been sold, it is expected that the allowance for loan losses would have been approximately $503,000 higher than reported at December 31, 2016, and the reversal of provision for loan losses for the year ended December 31, 2016 would have been approximately $503,000 less than reported.

Also included in the Company’s results of operations for the year ended December 31, 2016 is the impact of the sale on August 22, 2016, of two performing loans with recorded book value of $166,000, and 48 nonperforming loans with recorded book value, including pre-sale write downs and purchase discounts, of approximately $2,757,000. The loans sold on August 22, 2016 had contractual amounts outstanding of $6,558,000. Net sale proceeds of $4,980,000 resulted in the recovery of loan balances previously charged off of $1,727,000, additional loan charge offs of $159,000, and interest income of $488,000 from the recovery of interest payments previously applied to principal balances.

Also included in the Company’s results of operations for the year ended December 31, 2016 is the impact of the purchase, on May 19, 2016 of seven performing multi-family commercial real estate loans valued at $22,503,000.

Also included in the Company’s results of operations for the year ended December 31, 2016 is the impact of the sale, on March 31, 2016, of twenty-seven nonperforming loans, nine substandard performing loans, and three purchased credit impaired loans with total contractual principal balances outstanding of $31,487,000, and recorded book value, including pre-sale write downs and purchase discounts, of approximately $24,810,000. Net proceeds from the sale of these loans were $27,049,000, and resulted in additional net loan write downs of $21,000, the recovery of $1,237,000 of interest income that was previously applied to the principal balance of loans in nonaccrual status, and a gain on sale of loans of $103,000. The twenty-seven nonperforming loans that were sold had a total recorded value of $13,058,000, and were sold for net proceeds of $14,973,000, resulting in the recovery of $575,000 of previously charged off principal balances, the recognition of $1,237,000 of interest income from interest payments previously applied to principal balances on nonaccrual loans, and a gain on sale of $103,000. The $13,058,000 recorded value of these nonperforming loans was the result of contractual principal balances outstanding of $17,169,000, less $1,578,000 of principal balances previously charged off, less $2,684,000 of interest payments previously applied to principal balances on nonaccrual loans, and the addition of $151,000 of unamortized loan purchase premiums net of unearned deferred loan fees. The nine substandard performing loans that were sold had a total recorded value of $9,508,000, and were sold for net proceeds of $8,912,000, resulting in a net loan principal write down and charge off of $596,000. The $9,508,000 recorded value of these performing loans was the result of contractual principal balances outstanding of $10,438,000, less $930,000 of unamortized loan purchase discounts and unearned deferred loan fees. Prior to their sale, the three loans with deteriorated credit quality acquired in a business combination were accounted for under Accounting Standards Codification Topic 310-30 using the “pooled method” of accounting for loans acquired with deteriorated credit quality. The Company classifies these types of loans in a category of loan it refers to as Purchased Credit Impaired-other (PCI-other) loans. The combined contractual principal balance of the three PCI-other loans sold on March 31, 2016 was $3,880,000, and they were sold for net proceeds of $3,164,000. The net sale proceeds of $3,164,000, along with other cash flows received on these loans during the three months ended March 31, 2016, represented a $446,000 decrease in estimated cash flows over their estimated remaining lives when compared to their previous estimated cash flows as of December 31, 2015. Previously, these three PCI-other loans were expected to be resolved by September 30, 2017. As a result of the magnitude and timing of the decrease in estimated cash flows for these three PCI-other loans, the loan pools associated with these PCI-other loans experienced an increase in interest income of $23,000 during the three months ended March 31, 2016, but are expected to realize a decrease in interest income of $469,000 over the remaining lives of the associated loan pools when compared to projected interest income under the previous (December 31, 2015) estimated cash flows for these three PCI-other loans.

Also included in the Company’s results of operations for the year ended December 31, 2016 is a $1,450,000 litigation contingent liability expense accrual recorded during the three months ended June 30, 2016, and representing the Company’s estimate of probable incurred losses associated with the legal proceedings originally brought against the Company on September 15, 2014 and January 20, 2015, and described further under the heading “Legal Proceedings” at Note 18 in Item 1 of Part I of this report.

Also included in the Company’s results of operations for the year ended December 31, 2016 was a $716,000 valuation allowance expense (recorded in miscellaneous other noninterest expense) related to a closed branch building held for sale, the value of which was written down to current market value, and subsequently sold during the three months ended September 30, 2016. Net proceeds from the sale of this building were $1,218,000, and resulted in no gain or additional loss being recorded upon the sale of this building.

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities.

Following is a summary of the Company’s net interest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2016	2015	2014
Components of Net Interest Income
Interest income	$173,708	$161,414	$121,115
Interest expense	(5,721)	(5,416)	(4,681)

Net interest income	167,987	155,998	116,434
FTE adjustment	2,329	905	303

Net interest income (FTE)	$170,316	$156,903	$116,737

Net interest margin (FTE)	4.23%	4.32%	4.17%

Net interest income (FTE) for the year ended December 31, 2016 increased $13,413,000 (8.6%) to $170,316,000 from $156,903,000 during the year ended December 31, 2015. The increase in net interest income (FTE) was due primarily to a $240,292,000 (10.1%) increase in the average balance of loans to $2,629,729,000, a $140,526,000 (13.4%) increase in the average balance of investments to $1,190,509,000, and a seven basis point increase in the average yield of nontaxable investments from 4.85% during the year ended December 31, 2015 to 4.92% during the year ended December 31, 2016 , that were partially offset by a 15 basis point decrease in the average yield on loans from 5.52% during the year ended December 31, 2015 to 5.37% during the year ended December 31, 2016, and a 15 basis point decrease in the average yield on investments taxable from 2.74% during the year ended December 31, 2015 to 2.59% during the year ended December 31, 2016. The $240,292,000 increase in average loan balances during 2016 compared to 2015 was due primarily to organic loan growth. The $140,526,000 increase in average investment balances during 2016 compared to 2015 was due primarily to investment purchases in excess of investment maturities. The increases in average loan and investment balances during 2016 were funded primarily by a $350,461,000 increase in the average balance of deposits, and a $37,528,000 increase in the average balance of shareholders’ equity during 2016. The $350,461,000 increase in the average balance of deposits during 2016 compared to 2015 included the effect of the purchase of three branches and $161,231,000 of deposits from Bank of America on March 18, 2016. The seven basis point increase in the average yield of investments nontaxable was due to purchases of investments nontaxable with higher average tax-equivalent yields during 2016 compared to the yields on investments nontaxable that the Company owned during 2015. The 15 basis point decrease in average loan yields was due primarily to declines in market yields on new and renewed loans compared to yields on repricing, maturing, and paid off loans. The 15 basis point decrease in the average yield of investments taxable was due to purchases of investments taxable with lower average tax-equivalent yields during 2016 compared to the yields on investments taxable that the Company owned during 2015, and increased amortization of purchase premiums on mortgage backed securities during 2016 compared to 2015. The increased amortization of purchase premiums on mortgage backed securities during 2016 was due primarily to faster prepayment of existing mortgages caused by higher mortgage refinance activity that was caused by reduced mortgage rates during most of 2016 compared to 2015. The increases in average loan and investment balances added $9,948,000 and $4,096,000, respectively, to net interest income (FTE) while the decreases in average loan and investments taxable yields reduced net interest income (FTE) during 2016 by $698,000 and $1,162,000, respectively, compared to 2015. The increase in average investments nontaxable yield increased net interest income (FTE) during 2016 by $1,019,000 compared to 2015. Included in investment interest income during the years ended December 31, 2016 and 2015 were special cash dividend of $578,000 and $626,000, respectively, from the Company’s investment in Federal Home Loan Bank of San Francisco stock. Included in loan interest income during the year ended December 31, 2016 was discount accretion from purchased loans of $7,399,000 compared to $10,056,000 during the year ended December 31, 2015. Also included in loan interest income during the year ended December 31, 2016 was interest income of $2,311,000 from the recovery of interest payments previously applied to principal balances of nonperforming loans sold during 2016. Included in loan interest income during the year ended December 31, 2015 was the recovery of $728,000 of loan interest income from the payoff of a single originated loan that was in interest nonaccrual status; and while recoveries of loan interest income from paid off nonaccrual loans occur from time to time, a single recovery of this magnitude is unusual.

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

For more information related to loan interest income, including loan purchase discount accretion, see the Summary of Average Balances, Yields/Rates and Interest Differential and Note 30 to the consolidated financial statements at Part II, Item 8 of this report. The “Yield” and “Volume/Rate” tables shown below are useful in illustrating and quantifying the developments that affected net interest income during 2016 and 2015.

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

	Year ended December 31, 2016
	Average balance	Interest income/expense	Rates earned/paid
Assets
Loans	$2,629,729	$141,086	5.37%
Investment securities—taxable	1,064,410	27,578	2.59%
Investment securities—nontaxable	126,099	6,210	4.92%
Cash at Federal Reserve and other banks	205,263	1,163	0.57%

Total earning assets	4,025,501	176,037	4.37%

Other assets	347,521

Total assets	$4,373,022

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$878,436	441	0.05%
Savings deposits	1,344,304	1,685	0.13%
Time deposits	342,511	1,357	0.40%
Other borrowings	18,873	9	0.05%
Junior subordinated debt	56,566	2,229	3.94%

Total interest-bearing liabilities	2,640,690	5,721	0.22%

Noninterest-bearing demand	1,193,297
Other liabilities	65,206
Shareholders’ equity	473,829

Total liabilities and shareholders’ equity	$4,373,022

Net interest spread (1)			4.15%
Net interest income and interest margin (2)		$170,316	4.23%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

Summary of Average Balances, Yields/Rates and Interest Differential – Yield Tables (continued)

	Year ended December 31, 2015
	Average balance	Interest income/expense	Rates earned/paid
Assets
Loans	$2,389,437	$131,836	5.52%
Investment securities—taxable	1,000,221	27,421	2.74%
Investment securities—nontaxable	49,762	2,414	4.85%
Cash at Federal Reserve and other banks	189,506	648	0.34%

Total earning assets	3,628,926	162,319	4.47%

Other assets	335,072

Total assets	$3,963,998

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$808,281	476	0.06%
Savings deposits	1,183,201	1,475	0.12%
Time deposits	340,443	1,482	0.44%
Other borrowings	8,668	4	0.05%
Junior subordinated debt	56,345	1,979	3.51%

Total interest-bearing liabilities	2,396,938	5,416	0.23%

Noninterest-bearing demand	1,076,162
Other liabilities	54,597
Shareholders’ equity	436,301

Total liabilities and shareholders’ equity	$3,963,998

Net interest spread (1)			4.24%
Net interest income and interest margin (2)		$156,903	4.32%

	Year ended December 31, 2014
	Average balance	Interest income/expense	Rates earned/paid
Assets
Loans	$1,847,749	$103,887	5.62%
Investment securities—taxable	527,742	15,590	2.95%
Investment securities—nontaxable	17,024	808	4.75%
Cash at Federal Reserve and other banks	404,056	1,133	0.28%

Total earning assets	2,796,571	121,418	4.34%

Other assets	216,878

Total assets	$3,013,449

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$605,241	484	0.08%
Savings deposits	926,389	1,153	0.12%
Time deposits	291,515	1,637	0.56%
Other borrowings	7,512	4	0.05%
Junior subordinated debt	44,366	1,403	3.16%

Total interest-bearing liabilities	1,875,023	4,681	0.25%

Noninterest-bearing demand	801,056
Other liabilities	36,085
Shareholders’ equity	301,285

Total liabilities and shareholders’ equity	$3,013,449

Net interest spread (1)			4.09%
Net interest income and interest margin (2)		$116,737	4.17%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

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

	2016 over 2015			2015 over 2014
		Yield/			Yield/
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Increase (decrease) in
interest income:
Loans	$9,948	$(698)	$9,250	$30,443	$(2,494)	$27,949
Investments—taxable	1,319	(1,162)	157	13,938	(2,107)	11,831
Investments—nontaxable	2,777	1,019	3,796	1,555	51	1,606
Cash at Federal Reserve and other banks	40	475	515	(601)	116	(485)

Total	14,084	(366)	13,718	45,335	(4,434)	40,901

Increase (decrease) in interest expense:
Demand deposits (interest-bearing)	32	(67)	(35)	162	(170)	(8)
Savings deposits	145	65	210	308	14	322
Time deposits	7	(133)	(126)	274	(428)	(154)
Other borrowings	4	1	5	1	(1)	—
Junior subordinated debt	6	245	251	379	196	575

Total	194	111	305	1,124	(389)	735

Increase (decrease) in net interest income	$13,890	$(477)	$13,413	$44,211	$(4,045)	$40,166

Provision for Loan Losses

The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – year ended December 31, 2016 and 2015” at Note 5 in Item 8 of Part II of this report for the components that make up the provision for loan losses for the years ended December 31, 2016 and 2015.

The Company benefited from a $5,970,000 reversal of provision for loan losses during the year ended December 31, 2016 versus a $2,210,000 reversal of provision for loan losses during the year ended December 31, 2015. The increase in the reversal of provision for loan losses for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily the result of an increase in net loan recoveries from 0.07% of average loans during 2015 to 0.09% of average loans during 2016, a decrease in nonperforming loans from $37,119,000 at December 31, 2015 to $20,128,000 at December 31, 2016, continued improvement in loan portfolio loss history, and improvements in collateral values and estimated cash flows related to nonperforming loans and purchased credit impaired loans. As shown in the Table labeled “Allowance for Loan Losses—year ended December 31, 2016” at Note 5 in Item 8 of Part II of this report, residential real estate loans, home equity lines of credit, home equity loans, and commercial construction loans experienced a reversal of provision for loan losses during the year ended December 31, 2016. The level of provision, or reversal of provision, for loan losses of each loan category during the year ended December 31, 2016 was due primarily to a decrease in the required allowance for loan losses as of December 31, 2016 when compared to the required allowance for loan losses as of December 31, 2015 less net charge-offs during the year ended December 31, 2016. All categories of loans except commercial real estate mortgage loans, C & I loans, and residential construction loans experienced a decrease in the required allowance for loan losses during the year ended December 31, 2016. These decreases in required allowance for loan losses were due primarily to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and newly impaired loans, and reductions in historical loss factors that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 8 of Part II of this report. These same factors were also present, to some extent, for commercial real estate mortgage loans, C & I loans, and residential construction loans, but were more than offset by the effect of increased loan balances in these loan categories resulting in net provisions for loan losses in these categories during the year ended December 31, 2016. For details of the change in nonperforming loans during the year ended December 31, 2016 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the year ended December 31, 2016” and “Changes in nonperforming assets during the three months ended December 31, September 30, June 30, and March 31, 2016” under the heading “Asset Quality and Non-Performing Assets” below.

The Company benefited from a $2,210,000 reversal of provision for loan losses during the year ended December 31, 2015 versus a $4,045,000 reversal of provision for loan losses during the year ended December 31, 2014. The decrease in the reversal of provision for loan losses for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily the result of increased loan originations during 2015 compared to 2014, and a decrease in net loan recoveries from 0.13% of average loans during 2014 to 0.07% of average loans during 2015. During 2015, improvements in collateral values and estimated cash flows related to nonperforming loans and purchased credit impaired loans, and reductions in nonperforming loans contributed to the reversal of provision for loan losses. As shown in the Table labeled “Allowance for Loan Losses—year ended December 31, 2015” at Note 5 in Item 8 of Part II of this report, residential real estate loans, home equity lines of credit, auto indirect loans, and residential construction loans experienced a reversal of provision for loan losses during the year ended December 31, 2015. The level of provision, or reversal of provision, for loan losses of each loan category during the year ended December 31, 2015 was due primarily to a decrease in the required allowance for loan losses as of December 31, 2015 when compared to the required allowance for loan losses as of December 31, 2014 less net charge-offs during the year ended December 31, 2015, and the effect of the changes in the allowance methodology during the year ended December 31, 2015 as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 8 of Part II of this report. All categories of loans except commercial real estate mortgage loans, C & I loans, and commercial construction loans experienced a decrease in the required allowance for loan losses during the year ended December 31, 2015. These decreases in required allowance for loan losses were due primarily to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and newly impaired loans, and reductions in historical loss factors that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 8 of Part II of this report. These same factors were also present, to some extent, for commercial real estate mortgage loans, C & I loans, and commercial construction loans, but were more than offset by the effect of increased loan balances in these loan categories resulting in net provisions for loan losses in these categories during the year ended December 31, 2015. For details of the change in nonperforming loans during the year ended December 31, 2015 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the year ended December 31, 2015” and “Changes in nonperforming assets during the three months ended December 31, September 30, June 30, and March 31, 2015” under the heading “Asset Quality and Non-Performing Assets” below. During the year ended December 31, 2015, the Company made one change to its allowance for loan loss methodology. The change in methodology is described under the heading “Allowance for loan losses” in the section below labeled “Financial Condition”. Excluding the effect of the change in allowance methodology during the year ended December 31, 2015, the reversal of provision for loan losses during the year ended December 31, 2015 would have been approximately $3,528,000, or $1,318,000 more than the $2,210,000 that was actually recorded, and the allowance for loan losses at December 31, 2015 would have been approximately $34,693,000, or $1,318,000 less than the $36,011,000 that was actually recorded.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2016	2015	2014
Components of Noninterest Income:
Service charges on deposit accounts	$14,365	$14,276	$11,811
ATM fees and interchange	15,859	13,364	9,651
Other service fees	3,121	2,977	2,206
Mortgage banking service fees	2,065	2,164	1,869
Change in value of mortgage servicing rights	(2,184)	(701)	(1,301)

Total service charges and fees	33,226	32,080	24,236
Gain on sale of loans	4,037	3,064	2,032
Commissions on sale of nondeposit investment products	2,329	3,349	2,995
Increase in cash value of life insurance	2,717	2,786	1,953
Change in indemnification asset	(493)	(207)	(856)
Gain on disposition of foreclosed assets	262	991	2,153
Gain on life insurance death benefit	238	155	—
Lease brokerage income	711	712	504
Other noninterest income	1,536	2,417	1,499

Total noninterest income	$44,563	$45,347	$34,516

Noninterest income decreased $784,000 (1.7%) to $44,563,000 in 2016 compared to 2015. The decrease in noninterest income was due primarily to $870,000 of recoveries of loans from acquired institutions that were charged off prior to acquisition of those institutions by the Company that were recorded in other noninterest income during the year ended December 31, 2015, a $1,483,000 decrease in change in value of mortgage servicing rights, a $1,020,000 decrease in commissions on sale of nondeposit investment products, and a $729,000 decrease in gain on sale of foreclosed assets that were partially offset by a $2,495,000 increase in ATM fees and interchange income and a $973,000 increase in gain on sale of loans. The decrease in change in value of mortgage servicing rights (MSRs) is primarily due to a change in the required rate of return on MSRs by market participants and a decrease in estimated future MSR cash flows as a result of reduced mortgage rates and higher rates of early mortgage payoffs from mortgage refinancing, both of which reduced the value of such MSRs during the year ended December 31, 2016 compared to a smaller decrease in the value of MSRs during the year ended December 31, 2015 that was primarily due to a decrease in estimated future MSR cash flows as a result of reduced mortgage rates and higher rates of early mortgage payoffs from mortgage refinancing. The decrease in gain on sale of foreclosed assets was due to decreased foreclosed asset sales during the year ended December 31, 2016, and the uniqueness of individual foreclosed asset sales when compared to the year-ago period. The $2,495,000 increase in ATM fees and interchange revenue was primarily due to the Company’s increased focus in this area, including the introduction of new services in this area during the quarter ended March 31, 2016. The $973,000 increase in gain on sale of loans was due to continued high levels of refinance and home purchase activity, and increased focus in this area by the Company. The $4,037,000 of gain on sale of loans during 2016 included $3,729,000 of gain on sale of residential real estate loans originated for sale, and $308,000 of gain on sale of loans not originated for sale. The changes in noninterest income include the effects from the operation of three branches, including $161,231,000 of deposits, acquired from Bank of America on March 18, 2016.

Noninterest income increased $10,831,000 (31.4%) to $45,347,000 in 2015 compared to 2014. The increase in noninterest income was due primarily to an increase in service charges on deposit accounts of $2,465,000 (20.9%) to $14,276,000, an increase in ATM fees and interchange revenue of $3,454,000 (35.8%) to $13,105,000, and an increase of $1,032,000 (50.8%) in gain on sale of loans to $3,064,000 compared to the year-ago period. These increases and the increases in other categories of noninterest income noted in the table above are primarily the result of the acquisition of North Valley Bancorp on October 4, 2014, and $870,000 of recoveries of loans from acquired institutions that were charged off prior to acquisition of those institutions by the Company that were recorded in other noninterest income during the year ended December 31, 2015. Partially offsetting these increases was a decrease of $1,162,000 in gain on sale of foreclosed assets to $991,000 during the year ended December 31, 2015. The decrease in gain on sale of foreclosed assets is due to decreased foreclosed asset sales during the year ended December 31, 2015, and the uniqueness of individual foreclosed asset sales when compared to the year-ago period.

Noninterest Expense

The following table summarizes the Company’s other noninterest expense for the periods indicated (dollars in thousands):

	Year ended December 31,
	2016	2015	2014
Components of Noninterest Expense
Salaries and related benefits:
Base salaries, net of deferred loan origination costs	$53,169	$46,822	$39,342
Incentive compensation	8,872	6,964	5,068
Benefits and other compensation costs	18,683	17,619	13,134

Total salaries and related benefits	80,724	71,405	57,544

Other noninterest expense:
Occupancy	10,139	10,126	8,203
Equipment	6,597	5,997	4,514
Data processing and software	8,846	7,670	6,512
Assessments	2,105	2,572	2,107
ATM & POS network charges	4,999	4,190	2,996
Advertising & marketing	3,829	3,992	2,413
Professional fees	5,409	4,545	3,888
Telecommunications	2,749	3,007	2,870
Postage	1,603	1,296	949
Courier service	998	1,154	1,055
Foreclosed asset expense	266	490	528
Intangible amortization	1,377	1,157	446
Operational losses	1,564	737	764
Provision for foreclosed asset losses	140	502	208
Change in reserve for unfunded commitments	244	330	(395)
Legal settlement	1,450	—	—
Merger & acquisition expense	784	586	4,858
Miscellaneous other	12,174	11,085	10,919

Total other noninterest expenses	65,273	59,436	52,835

Total noninterest expense	$145,997	$130,841	$110,379

Merger & acquisition expense:
Base salaries, net of loan origination costs	$187	—	—
Incentive compensation	—	—	$1,174
Benefits and other compensation costs	—	—	94
Data processing and software	—	$108	475
Professional fees	342	120	2,390
Miscellaneous other	255	358	725

Total merger expense	$784	$586	$4,858

Average full time equivalent staff	999	949	783
Noninterest expense to revenue (FTE)	67.9%	64.7%	72.9%

Salary and benefit expenses increased $9,319,000 (13.1%) to $80,724,000 during the year ended December 31, 2016 compared to the year ended December 31, 2015. Base salaries, incentive compensation and benefits & other compensation expense increased $6,347,000 (13.6%), 1,908,000 (27.4%), and 1,064,000 (6.0%), respectively, to $53,169,000, $8,872,000 and $18,683,000, respectively, during the year ended December 31, 2016. The average number of full-time equivalent staff increased 50 (5.3%) from 949 during the year ended December 31, 2015 to 999 for the year ended December 31, 2016. The increase in base salaries was due primarily to annual pay raises, an increase in average full-time equivalent staff, and a $1,409,000 increase in temporary help expense from $63,000 during 2015 to $1,472,000 during 2016. The increase in temporary help expense was due primarily to an expansion of the Bank’s customer call center capacity during 2016. All categories of incentive compensation expense increased during 2016 compared to 2015 due to related production and profitability measures, and the general increase in staff, except for commissions on sale of nondeposit investment products for which production was down compared to 2015. The increase in benefits and other compensation expense was due primarily to the increase in full-time equivalent staff during 2016.

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

Other noninterest expense increased $5,837,000 (9.8%) to $65,273,000 during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in other noninterest expense was primarily due to system conversion and capacity expansion expenses during 2016. Expense categories including equipment, data processing and software, ATM & POS network charges and professional (consulting) experienced significant increases due primarily to system conversion and capacity expansion during 2016. The Company recorded a litigation contingency expense of $1,450,000 during 2016. The details of this contingency can be found at Note 18 in Item 8 of Part II of this report. Assessments expense decrease $467,000 (18.2%) to $2,105,000 during 2016 compared to $2,572,000 during 2015 due to a decrease in FDIC insurance premiums during the three months ended September 30, 2016. Nonrecurring expenses related to the acquisition of three branches from Bank of America in March 2016 totaling $784,000 and the acquisition of North Valley Bancorp in October 2014 are included in other noninterest expense for the years ended December 31, 2016 and 2015, respectively. Included in miscellaneous other noninterest expense during 2016 were $782,000 valuation allowance expenses on fixed assets transferred to held for sale including a $716,000 valuation allowance expense related to a closed branch building held for sale, the value of which was written down to current market value, and subsequently sold during the three months ended September 30, 2016. Net proceeds from the sale of this building were $1,218,000, and resulted in no gain or additional loss being recorded upon the sale of this building.

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

Income Taxes

The effective tax rate on income was 38.2%, 39.7%, and 41.5% in 2016, 2015, and 2014, respectively. The effective tax rate was greater than the federal statutory tax rate due to state tax expense of $7,576,000, $7,412,000, and $4,817,000,respectively, in these years, and $1,310,000 of nondeductible merger expenses in 2014. Federal tax-exempt income of $3,881,000, $1,509,000, and $505,000, respectively, from investment securities, Federal and State tax-exempt income of $2,955,000, $2,786,000, and $1,953,000, respectively, from increase in cash value and gain on death benefit of life insurance, and tax credits of $197,000, $0, and $0 in these years helped to reduce the effective tax rate.

Financial Condition

Investment Securities

The following table presents the available for sale investment securities portfolio by major type as of the dates indicated:

	Year ended December 31,
(In thousands)	2016	2015	2014	2013	2012
Investment securities available for sale (at fair value):
Obligations of US government corporations and agencies	$429,678	$313,682	$75,120	$97,143	$151,701
Obligations of states and political subdivisions	117,617	88,218	3,175	5,589	9,421
Corporate bonds	—	—	1,908	1,915	1,905
Marketable equity securities	2,938	2,985	3,002	—	—

Total investment securities available for sale	$550,233	$404,885	$83,205	$104,647	$163,027

Investment securities available for sale increased $145,348,000 to $550,233,000 as of December 31, 2016, compared to December 31, 2015. This increase is attributable to purchases of $247,717,000, maturities and principal repayments of $71,684,000, a decrease in fair value of investments securities available for sale of $11,015,000, and amortization of net purchase price premiums of $2,598,000.

The following table presents the held to maturity investment securities portfolio by major type as of the dates indicated:

	Year ended December 31,
(In thousands)	2016	2015	2014	2013	2012
Investment securities held to maturity (at cost):
Obligations of US government corporations and agencies	$597,982	$711,994	$660,836	$227,864	—
Obligations of states and political subdivisions	14,554	14,536	15,590	12,640	—

Total investment securities held to maturity	$602,536	$726,530	$676,426	$240,504	—

Investment securities held to maturity decreased $123,994,000 to $602,536,000 as of December 31, 2016, compared to December 31, 2015. This decrease is attributable to principal repayments of $121,666,000 and amortization of net purchase price discounts/premiums of $2,328,000.

Additional information about the investment portfolio is provided in Note 3 in the financial statements at Item 8 of Part II of this report.

Restricted Equity Securities

Restricted equity securities were $16,956,000 at December 31, 2016 and December 31, 2015. The entire balance of restricted equity securities at December 31, 2016 and December 31, 2015 represents the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

Loan Portfolio Composite

The following table shows the Company’s loan balances, including net deferred loan costs, at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Real estate mortgage	$2,057,824	$1,811,832	$1,615,359	$1,107,863	$1,010,130
Consumer	362,303	395,283	417,084	383,163	386,111
Commercial	217,047	194,913	174,945	131,878	135,528
Real estate construction	122,419	120,909	75,136	49,103	33,054

Total loans	$2,759,593	$2,522,937	$2,282,524	$1,672,007	$1,564,823

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans at the dates indicated:

	Year ended December 31,
	2016	2015	2014	2013	2012
Real estate mortgage	74.6%	71.8%	70.7%	66.3%	64.5%
Consumer	13.1%	15.7%	18.3%	22.9%	24.7%
Commercial	7.9%	7.7%	7.7%	7.9%	8.7%
Real estate construction	4.4%	4.8%	3.3%	2.9%	2.1%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2016 loans, including net deferred loan costs, totaled $2,759,593,000 which was a 9.4% ($236,656,000) increase over the balances at the end of 2015. Demand for commercial real estate (real estate mortgage) loans was strong during 2016. Demand for residential mortgage loans was strong during 2016. Demand for home equity loans and lines of credit was moderate during 2016.

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

Interest income on originated nonaccrual loans that would have been recognized during the years ended December 31, 2016, 2015 and 2014, if all such loans had been current in accordance with their original terms, totaled $783,000, $1,840,000, and $2,734,000, respectively. Interest income actually recognized on these originated loans during the years ended December 31, 2016, 2015 and 2014 was $377,000, $170,000, and $81,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the years ended December 31, 2016, 2015 and 2014, if all such loans had been current in accordance with their original terms, totaled $178,000, $386,000, and $254,000. Interest income actually recognized on these PNCI loans during the years ended December 31, 2016, 2015 and 2014 was $11,000, $205,000, and $4,000.

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

	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Performing nonaccrual loans	$17,677	$31,033	$45,072	$48,112	$49,045
Nonperforming nonaccrual loans	2,451	6,086	2,517	5,104	23,471
Total nonaccrual loans	20,128	37,119	47,589	53,216	72,516
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	20,128	37,119	47,589	53,216	72,516
Noncovered foreclosed assets	3,763	5,369	4,449	5,588	5,957
Covered foreclosed assets	223	—	445	674	1,541

Total nonperforming assets	$24,114	$42,488	$52,483	$59,478	$80,014

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$911	$28	$123	$101	$131
Indemnified portion of covered foreclosed assets	$218	—	$356	$539	$1,233
Nonperforming assets to total assets	0.53%	1.01%	1.88%	2.30%	3.07%
Nonperforming loans to total loans	0.73%	1.47%	2.08%	3.18%	4.63%
Allowance for loan losses to nonperforming loans	161%	97%	77%	72%	59%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.09%	2.69%	3.31%	4.09%	5.30%

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

	December 31, 2016
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$11,146	$2,131	$2,983	$1,417	$17,677
Nonperforming nonaccrual loans	1,748	703	—	—	2,451

Total nonaccrual loans	12,894	2,834	$2,983	$1,417	20,128
Originated loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	12,894	2,834	$2,983	$1,417	20,128
Noncovered foreclosed assets	2,277	—	—	1,486	3,763
Covered foreclosed assets	—	—	—	223	223

Total nonperforming assets	$15,171	$2,834	$2,983	$3,126	$24,114

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$911	—	—	—	$911
Indemnified portion of covered foreclosed assets	—	—	—	$218	$218
Nonperforming assets to total assets	0.34%	0.06%	0.07%	0.07%	0.53%
Nonperforming loans to total loans	0.55%	0.75%	100.00%	6.42%	0.73%
Allowance for loan losses to nonperforming loans	218%	59%	1%	189%	161%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.48%	2.98%	64.18%	24.44%	2.09%

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

	December 31, 2015
(dollars in thousands)	Originated	PNCI	PCI - cash basis	PCI - other	Total
Performing nonaccrual loans	$18,483	$3,747	$5,055	$3,748	$31,033
Nonperforming nonaccrual loans	4,341	1,651	24	70	6,086

Total nonaccrual loans	22,824	5,398	5,079	3,818	37,119
Originated loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	22,824	5,398	5,079	3,818	37,119
Noncovered foreclosed assets	4,195	—	—	1,174	5,369
Covered foreclosed assets	—	—	—	—	—

Total nonperforming assets	$27,019	$5,398	$5,079	$4,992	$42,488

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$28	—	—	—	$28
Indemnified portion of covered foreclosed assets	—	—	—	—	—
Nonperforming assets to total assets	0.64%	0.13%	0.12%	0.12%	1.01%
Nonperforming loans to total loans	1.15%	1.09%	100.00%	10.87%	1.47%
Allowance for loan losses to nonperforming loans	137%	34%	2%	73%	97%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.90%	3.11%	60.92%	18.49%	2.69%

The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2016:

	Balance at December 31,	New	Advances/ Capitalized	Pay-downs /Sales	Charge-offs/	Transfers to Foreclosed	Category	Balance at December 31,
(dollars in thousands):	2016	NPA	Costs	/Upgrades	Write-downs	Assets	Changes	2015
Real estate mortgage:
Residential	$449	$795	$3	$(3,512)	$(320)	$(219)	—	$3,702
Commercial	10,978	8,862	272	(18,041)	(827)	(539)	—	21,251
Consumer
Home equity lines	4,937	2,326	558	(5,048)	(585)	(1,177)	$(353)	9,216
Home equity loans	785	863	392	(1,447)	(220)	(570)	$353	1,414
Auto indirect	—	—	—	—	—	—	—	—
Other consumer	38	321	1	(41)	(298)	—	—	55
Commercial	2,930	4,120	345	(2,059)	(455)	—	—	979
Construction:
Residential	11	—	—	(1)	—	—	—	12
Commercial	—	—	—	(490)	—	—	—	490

Total nonperforming loans	20,128	17,287	1,571	(30,639)	(2,705)	(2,505)	—	37,119
Noncovered foreclosed assets	3,763	—	—	(3,748)	(140)	2,282	—	5,369
Covered foreclosed assets	223	—	—	—	—	$223	—	—

Total nonperforming assets	$24,114	$17,287	$1,571	$(34,387)	$(2,845)	—	—	$42,488

The table above does not include deposit overdraft charge-offs.

The following tables and narratives describe the activity in the balance of nonperforming assets during each of the three-month periods ending March 31, June 30, September 30, and December 31, 2016. These tables and narratives are presented in chronological order:

Changes in nonperforming assets during the three months ended December 31, 2016

	Balance at December 31,	New	Advances/ Capitalized	Pay-downs /Sales	Charge-offs/	Transfers to Foreclosed	Category	Balance at September 30,
(In thousands):	2016	NPA	Costs	/Upgrades	Write-downs	Assets	Changes	2016
Real estate mortgage:
Residential	$449	$72	—	$(1,097)	$(108)	—	—	$1,582
Commercial	10,978	1,639	$1	(778)	(34)	$(346)	—	10,496
Consumer
Home equity lines	4,937	867	—	(1,681)	(134)	—	—	5,885
Home equity loans	785	127	165	(1,050)	(101)	(207)	—	1,851
Other consumer	38	141	—	(5)	(119)	—	—	21
Commercial (C&I)	2,930	1,719	345	(206)	(34)	—	—	1,106
Construction:
Residential	11	—	—	—	—	—	—	11
Commercial	—	—	—	—	—	—	—	—

Total nonperforming loans	20,128	4,565	511	(4,817)	(530)	(553)	—	20,952
Foreclosed assets	3,986	—	—	(591)	(100)	$553	—	4,124

Total nonperforming assets	$24,114	$4,565	$511	$(5,408)	$(630)	—	—	$25,076

Nonperforming assets decreased during the fourth quarter of 2016 by $962,000 (3.8%) to $24,114,000 at December 31, 2016 compared to $25,076,000 at September 30, 2016. The decrease in nonperforming assets during the fourth quarter of 2016 was primarily the result of new nonperforming loans of $4,565,000, advances on existing nonperforming loans and capitalized costs on foreclosed assets of $511,000, less pay-downs, sales or upgrades of nonperforming loans to performing status totaling $4,817,000, less dispositions of foreclosed assets totaling $591,000, less loan charge-offs of $530,000, and less write-downs of foreclosed assets of $100,000.

The $4,565,000 in new nonperforming loans during the fourth quarter of 2016 was comprised of increases of $72,000 on three residential real estate loans, $1,639,000 on four commercial real estate loans, $994,000 on 15 home equity lines and loans, $141,000 on 15 other consumer loans, and $1,719,000 on 21 C&I loans.

The $1,639,000 in new nonperforming commercial real estate loans was primarily made up of one loan in the amount of $346,000 secured by a commercial office property in northern California and two loans totaling $1,259,000 secured by agricultural production land in northern California. Related charge-offs are discussed below.

The $1,719,000 in new C&I loans was primarily comprised of three loans totaling $1,191,000 secured by rice crop proceeds in northern California. Related charge-offs are discussed below.

The $4,817,000 in pay-downs, sales or upgrades of loans in the fourth quarter of 2016 was comprised of decreases of $1,097,000 on 15 residential real estate loans, $778,000 on 17 commercial real estate loans, $2,731,000 on 124 home equity lines and loans, $5,000 on four consumer loans, and 206,000 on five C&I loans.

Loan charge-offs during the three months ended December 31, 2016

In the fourth quarter of 2016, the Company recorded $530,000 in loan charge-offs and $104,000 in deposit overdraft charge-offs less $1,021,000 in loan recoveries and $67,000 in deposit overdraft recoveries resulting in $452,000 of net recoveries. Primary causes of the loan charges taken in the fourth quarter of 2016 were gross charge-offs of $108,000 on six residential real estate loans, $34,000 on one commercial real estate loan, $235,000 on 20 home equity lines and loans, $119,000 on 12 other consumer loans, and $34,000 on six C&I loans. During the fourth quarter of 2016, there were no individual charges greater than $250,000.

Changes in nonperforming assets during the three months ended September 30, 2016

	Balance at September 30,	New	Advances/ Capitalized	Pay-downs /Sales	Charge-offs/	Transfers to Foreclosed	Category	Balance at June 30,
(In thousands):	2016	NPA	Costs	/Upgrades	Write-downs	Assets	Changes	2016
Real estate mortgage:
Residential	$1,582	$37	$1	$(1,350)	$(51)	$(219)	—	$3,164
Commercial	10,496	5,456	232	(2,136)	—	(193)	—	7,137
Consumer
Home equity lines	5,885	806	185	(1,907)	(122)	(455)	$(258)	7,636
Home equity loans	1,851	247	164	(126)	(26)	(234)	$258	1,568
Other consumer	21	43	—	(4)	(35)	—	—	17
Commercial (C&I)	1,106	996	—	(27)	(307)	—	—	444
Construction:
Residential	11	—	—	—	—	—	—	11
Commercial	—	—	—	—	—	—	—	—

Total nonperforming loans	20,952	7,585	582	(5,550)	(541)	(1,101)	—	19,977
Foreclosed assets	4,124	—	—	(810)	(9)	$1,101	—	3,842

Total nonperforming assets	$25,076	$7,585	$582	$6,360	$(550)	—	—	$23,819

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

Changes in nonperforming assets during the three months ended June 30, 2016

	Balance at June 30,	New	Advances/ Capitalized	Pay-downs /Sales	Charge-offs/	Transfers to Foreclosed	Category	Balance at March 31,
(In thousands):	2016	NPA	Costs	/Upgrades	Write-downs	Assets	Changes	2016
Real estate mortgage:
Residential	$3,164	$306	$1	$(925)	$(124)	—	—	$3,906
Commercial	7,137	729	—	(1,153)	—	—	—	7,561
Consumer
Home equity lines	7,636	193	120	(1,036)	(115)	$(307)	$(21)	8,802
Home equity loans	1,568	429	63	(228)	(93)	(130)	$21	1,506
Other consumer	17	58	—	(26)	(58)	—	—	43
Commercial (C&I)	444	95	—	(1,779)	(76)	—	—	2,204
Construction:
Residential	11	—	—	(1)	—	—	—	12
Commercial	—	—	—	—	—	—	—	—

Total nonperforming loans	19,977	1,810	184	(5,148)	(466)	(437)	—	24,034
Foreclosed assets	3,842	—	—	(1,023)	(43)	$437	—	4,471

Total nonperforming assets	$23,819	$1,810	$184	$(6,171)	$(509)	—	—	$28,505

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

Changes in nonperforming assets during the three months ended March 31, 2016

	Balance at March 31,	New	Advances/ Capitalized	Pay-downs /Sales	Charge-offs/	Transfers to Foreclosed	Category	Balance at December 31,
(In thousands):	2016	NPA	Costs	/Upgrades	Write-downs	Assets	Changes	2015
Real estate mortgage:
Residential	$3,906	$380	$1	$(140)	$(37)	—	—	$3,702
Commercial	7,561	1,038	39	(13,974)	(793)	—	—	21,251
Consumer
Home equity lines	8,802	460	253	(423)	(214)	$(416)	$(74)	9,216
Home equity loans	1,506	60	—	(42)	—	—	$74	1,414
Other consumer	43	79	1	(6)	(86)	—	—	55
Commercial (C&I)	2,204	1,310	—	(47)	(38)	—	—	979
Construction:
Residential	12	—	—	—	—	—	—	12
Commercial	—	—	—	(490)	—	—	—	490

Total nonperforming loans	24,034	3,327	294	(15,122)	(1,168)	(416)	—	37,119
Foreclosed assets	4,471	—	—	(1,325)	11	$416	—	5,369

Total nonperforming assets	$28,505	$3,327	$294	$(16,447)	$(1,157)	—	—	$42,488

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

The Components of the Allowance for Loan Losses

The following table sets forth the Bank’s allowance for loan losses as of the dates indicated (dollars in thousands):

	December 31,
	2016	2015	2014	2013	2012
Allowance for originated and PNCI loan losses:
Specific allowance	$2,046	$2,890	$4,267	$3,975	$4,505
Formula allowance	17,485	20,603	22,076	24,611	29,314
Environmental factors allowance	10,275	9,625	6,815	5,619	3,919

Allowance for originated and PNCI loan losses	29,806	33,118	33,158	34,205	37,738
Allowance for PCI loan losses	2,697	2,893	3,427	4,040	4,910

Allowance for loan losses	$32,503	$36,011	$36,585	$38,245	$42,648

Allowance for loan losses to loans	1.18%	1.43%	1.60%	2.29%	2.73%

Based on the current conditions of the loan portfolio, management believes that the $32,503,000 allowance for loan losses at December 31, 2016 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types:

	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Real estate mortgage	$14,292	$13,950	$12,313	$12,854	$12,305
Consumer	10,284	15,079	18,201	18,238	23,461
Commercial	5,831	5,271	4,226	4,331	4,703
Real estate construction	2,096	1,711	1,845	2,822	2,179

Total allowance for loan losses	$32,503	$36,011	$36,585	$38,245	$42,648

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses:

	December 31,
	2016	2015	2014	2013	2012
Real estate mortgage	44.0%	38.7%	33.7%	33.6%	28.9%
Consumer	31.6%	41.9%	49.7%	47.7%	55.0%
Commercial	17.9%	14.6%	11.6%	11.3%	11.0%
Real estate construction	6.5%	4.8%	5.0%	7.4%	5.1%

Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of total loans and as a percentage of total loans in each of the loan categories listed:

	December 31,
	2016	2015	2014	2013	2012
Real estate mortgage	0.69%	0.77%	0.76%	1.16%	1.22%
Consumer	2.84%	3.81%	4.36%	4.76%	6.08%
Commercial	2.69%	2.70%	2.42%	3.28%	3.47%
Real estate construction	1.71%	1.42%	2.46%	5.75%	6.59%

Total allowance for loan losses	1.18%	1.43%	1.60%	2.29%	2.73%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the years indicated (dollars in thousands):

	Year ended December 31,
	2016	2015	2014	2013	2012
Allowance for loan losses:
Balance at beginning of period	$36,011	$36,585	$38,245	$42,648	$45,914
(Benefit from) provision for loan losses	(5,970)	(2,210)	(4,045)	(715)	9,423
Loans charged off:
Real estate mortgage:
Residential	(321)	(224)	(171)	(46)	(1,558)
Commercial	(827)	—	(110)	(2,038)	(3,457)
Consumer:
Home equity lines	(585)	(694)	(1,094)	(2,651)	(8,042)
Home equity loans	(219)	(242)	(29)	(94)	(385)
Auto indirect	—	(4)	(3)	(68)	(83)
Other consumer	(823)	(972)	(599)	(887)	(1,202)
Commercial	(455)	(680)	(479)	(1,599)	(1,251)
Construction:
Residential	—	—	(4)	(20)	(406)
Commercial	—	—	(69)	(140)	(100)

Total loans charged off	(3,230)	(2,816)	(2,558)	(7,543)	(16,484)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	880	204	2	345	147
Commercial	920	243	540	994	1,020
Consumer:
Home equity lines	2,317	666	960	1,053	398
Home equity loans	590	252	34	41	100
Auto indirect	—	42	86	195	215
Other consumer	449	500	495	759	860
Commercial	404	677	1,268	340	643
Construction:
Residential	54	1,728	1,377	63	412
Commercial	78	140	181	65	—

Total recoveries of previously charged off loans	5,692	4,452	4,943	3,855	3,795

Net charge-offs	2,462	1,636	2,385	(3,688)	(12,689)

Balance at end of period	$32,503	$36,011	$36,585	$38,245	$42,648

	Year ended December 31,
	2016	2015	2014	2013	2012
Reserve for unfunded commitments:
Balance at beginning of period	$2,475	$2,145	$2,415	$3,615	$2,740
Provision for losses – unfunded commitments	244	330	(270)	(1,200)	875

Balance at end of period	$2,719	$2,475	$2,145	$2,415	$3,615

Balance at end of period:
Allowance for loan losses	$32,503	$36,011	$36,585	$38,245	$42,648
Reserve for unfunded commitments	2,719	2,475	2,145	2,415	3,615

Allowance for loan losses and reserve for unfunded commitments	$35,222	$38,486	$38,730	$40,660	$46,263

As a percentage of total loans at end of period:
Allowance for loan losses	1.18%	1.43%	1.60%	2.29%	2.73%
Reserve for unfunded commitments	0.10%	0.10%	0.10%	0.14%	0.23%

Allowance for loan losses and reserve for unfunded commitments	1.28%	1.53%	1.70%	2.43%	2.96%

Average total loans	$2,629,729	$2,389,437	$1,847,749	$1,610,725	$1,552,540

Ratios:
Net charge-offs during period to average loans outstanding during period	(0.09)%	(0.07)%	(0.13)%	0.23%	0.82%
Provision for loan losses to average loans outstanding	(0.21)%	(0.09)%	(0.22)%	(0.04)%	0.61%
Allowance for loan losses to loans at year end	1.18%	1.43%	1.60%	2.29%	2.73%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

(dollars in thousands):	Balance at December 31, 2016	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2015
Noncovered:
Land & Construction	$1,512	—	—	$(979)	—	—	—	$2,491
Residential real estate	1,441	—	—	(2,380)	$(56)	$2,090	—	1,787
Commercial real estate	810	—	—	(389)	(84)	192	—	1,091

Total noncovered	3,763	—	—	(3,748)	(140)	2,282	—	5,369

Covered:
Land & Construction	—	—	—	—	—	—	—	—
Residential real estate	223	—	—	—	—	223	—	—
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	223	—	—	—	—	223	—	—

Total foreclosed assets	$3,986	—	—	$(3,748)	$(140)	$2,505	—	$5,369

(dollars in thousands):	Balance at December 31, 2015	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2014
Noncovered:
Land & Construction	$2,491	—	—	$(61)	$(20)	$153	$445	$1,974
Residential real estate	1,787	—	$195	(3,374)	(276)	3,620	—	1,622
Commercial real estate	1,091	—	—	(1,023)	(206)	1,467	—	853

Total noncovered	5,369	—	195	(4,458)	(502)	5,240	445	4,449

Covered:
Land & Construction	—	—	—	—	—	—	(445)	445
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	—	—	—	—	—	—	(445)	445

Total foreclosed assets	$5,369	—	$195	$(4,458)	$(502)	$5,240	—	$4,894

Premises and Equipment

Premises and equipment were comprised of:

	December 31, 2016	December 31, 2015
	(In thousands)
Land & land improvements	$9,522	$8,909
Buildings	42,345	38,643
Furniture and equipment	31,428	31,081

	83,295	78,633
Less: Accumulated depreciation	(37,412)	(35,518)

	45,883	43,115
Construction in progress	2,523	696

Total premises and equipment	$48,406	$43,811

During the year ended December 31, 2016, premises and equipment increased $4,595,000 due to purchases of $10,930,000, that were partially offset by depreciation of $5,314,000 and disposals of premises and equipment with net book value of $2,611,000.

Intangible Assets

Intangible assets at December 31, 2016 and 2015 were comprised of the following:

	December 31,
	2016	2015
	(In thousands)
Core-deposit intangible	$6,563	$5,894
Goodwill	64,311	63,462

Total intangible assets	$70,874	$69,356

The core-deposit intangible assets resulted from the Bank’s acquisition of three bank branches from Bank of America on March 18, 2016, North Valley Bancorp in 2014, Citizens in 2011, and Granite in 2010. The goodwill intangible asset includes $849,000 from the acquisition of three bank branches from Bank of America on March 18, 2016, $47,943,000 from the North Valley Bancorp acquisition in 2014, and $15,519,000 from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $1,377,000, $1,157,000, and $446,000 was recorded in 2016, 2015, and 2014, respectively.

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

Interest Rate Risk Simulation of Net Interest Income and Net Income as of December 31, 2016

Estimated Change in
Change in Interest	Net Interest Income (NII)
Rates (Basis Points)	(as % of “flat” NII)
+200 (ramp)	(1.65%)
+100 (ramp)	(0.82%)
+ 0 (flat)	—
-100 (ramp)	(1.59%)

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

The following table summarizes the effect on market value of equity due to changing interest rates as measured against a flat rate (no change) scenario:

Interest Rate Risk Simulation of Market Value of Equity as of December 31, 2016

Estimated Change in
Change in Interest	Market Value of Equity (MVE)
Rates (Basis Points)	(as % of “flat” MVE)
+200 (shock)	(12.0%)
+100 (shock)	(4.6%)
+ 0 (flat)	—
-100 (shock)	(4.8%)

These results indicate that given a “flat” balance sheet scenario, and if interest-bearing checking, savings and time deposit interest rates track general interest rate changes by approximately 25%, 50%, and 75%, respectively, the Company’s balance sheet is slightly liability sensitive over a twelve month time horizon for rates up, and slightly asset sensitive over a twelve month time horizon for rates down. “Liability sensitive” implies that net interest income decreases when interest rates rise and increase when interest rates decrease. “Asset sensitive” implies that net interest income increases when interest rates rise and decrease when interest rates decrease. “Neutral sensitivity” implies that net interest income does not change when interest rates change. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

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

The following interest rate sensitivity table shows the Company’s repricing gaps as of December 31, 2016. In this table transaction deposits, which may be repriced at will by the Company, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Company to appear liability sensitive. Because the Company may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates.

Due to the limitations of gap analysis, as described above, the Company does not actively use gap analysis in managing interest rate risk. Instead, the Company relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.

Interest Rate Sensitivity – December 31, 2016 (dollars in thousands)	Repricing within:
	Less than 3 months	3 - 6 months	6 - 12 months	1 - 5 years	Over 5 years
Interest-earning assets:
Cash at Federal Reserve and other banks	$213,415	—	—	—	—
Securities	31,665	$31,767	$65,055	$407,150	$617,132
Loans	573,361	151,917	266,945	1,386,695	380,675

Total interest-earning assets	818,441	183,684	332,000	1,793,845	997,807

Interest-bearing liabilities
Transaction deposits	2,284,661	—	—	—	—
Time	157,431	64,127	57,501	56,084	11
Other borrowings	17,493	—	—	—	—
Junior subordinated debt	56,667	—	—	—	—

Total interest-bearing liabilities	$2,516,252	$64,127	$57,501	$56,084	11

Interest sensitivity gap	$(1,697,811)	$119,557	$274,499	$1,737,761	$997,796
Cumulative sensitivity gap	$(1,697,811)	$(1,578,254)	$(1,303,755)	$434,006	$1,431,802
As a percentage of earning assets:
Interest sensitivity gap	(41.2%)	2.9%	6.7%	42.1%	24.2%
Cumulative sensitivity gap	(41.2%)	(38.3%)	(31.6%)	10.5%	34.7%

Liquidity

Liquidity refers to the Company’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled $139,391,000 in 2016. Net increases in investment and loan balances used $54,367,000 and $236,102,000 of cash, respectively.

Liquidity may also be generated from liabilities through deposit growth and borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2016, financing activities provide funds totaling $93,316,000 due to a $103,063,000 increase in deposit balances.    Dividends paid used $13,695,000 of cash during 2016. The Bank also had available correspondent banking lines of credit totaling $20,000,000 at December 31, 2016. In addition, at December 31, 2016 the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of up to $1,304,136,000 and $133,655,000, respectively. As of December 31, 2016, the Company had $17,493,000 of other borrowings as described in Note 16 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2016, operating activities provided cash of $48,226,000.

The Company’s investment securities available for sale plus cash and cash equivalents in excess of reserve requirements totaled $777,662,000 at December 31, 2016, which was 17.2% of total assets at that time. This was an increase of $139,976,000 from $637,686,000 and an increase from 15.1% of total assets as of December 31, 2015.

Loan demand during 2017 will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. The reduction in the federal funds rate and various Federal Reserve interest rate manipulation efforts have resulted in historic low short-term and long-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain.

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

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. At December 31, 2016, 2015 and 2014, the Bank had $50,000,000, $50,000,000 and $5,000,000, respectively, of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

	Amounts as of December 31,
(dollars in thousands)	2016	2015	2014
Time remaining until maturity:
Less than 3 months	$116,791	$104,368	$66,199
3 months to 6 months	31,984	31,327	36,166
6 months to 12 months	23,525	34,722	41,787
More than 12 months	26,850	26,747	36,488

Total	$199,150	$197,164	$180,640

Loan demand also affects the Company’s liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2016:

	Within One Year	After One But Within 5 Years	After 5 Years	Total
		(dollars in thousands)
Loans with predetermined interest rates:
Real estate mortgage	$28,824	$81,996	$647,112	$757,932
Consumer	2,914	37,192	92,095	132,201
Commercial	7,806	82,812	14,583	105,201
Real estate construction	7,560	2,363	13,664	23,587

	47,104	204,363	767,454	1,018,921

Loans with floating interest rates:
Real estate mortgage	29,366	125,684	1,144,842	1,299,892
Consumer	3,956	1,812	224,334	230,102
Commercial	65,974	15,114	30,758	111,846
Real estate construction	15,138	8,123	75,571	98,832

	114,434	150,733	1,475,505	1,740,672

Total loans	$161,538	$355,096	$2,242,959	$2,759,593

The maturity distribution and yields of the investment portfolio at December 31, 2016 is presented in the following table. The timing of the maturities indicated in the table below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. Yields on tax exempt securities are shown on a tax equivalent basis.

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	Amount Yield		Amount Yield		Amount Yield		Amount Yield		Amount Yield
	(dollars in thousands)
Securities Available for Sale
Obligations of US government corporations and agencies	$1	5.97%	$9,650	2.60%	$13,266	3.70%	$406,761	2.54%	$429,678	2.58%
Obligations of states and political subdivisions	—	—	—	—	1,866	5.75%	115,751	4.96%	117,617	4.97%
Marketable equity securities	—	—	—	—	—	—	2,938	—	2,938	—

Total securities available for sale	$1	2.97%	$9,650	2.60%	$15,132	3.96%	$525,450	3.07%	$550,233	3.08%

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	Amount Yield		Amount Yield		Amount Yield		Amount Yield		Amount Yield
				(dollars in thousands)
Securities Held to Maturity
Obligations of US government corporations and agencies	—	—	—	—	$3,916	2.11%	$584,066	2.70%	$587,982	2.68%
Obligations of states and political subdivisions	—	—	$1,177	4.13%	$860	5.80%	12,517	4.14%	14,554	4.24%

Total securities held to maturity	—	—	$1,177	4.13%	$4,776	2.77%	$596,583	2.73%	$602,536	2.72%

Off-Balance Sheet Items

The Bank has certain ongoing commitments under operating and capital leases. See Note 18 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2015 commitments to extend credit and commitments related to the Bank’s deposit overdraft privilege product were the Bank’s only financial instruments with off-balance sheet risk. The Bank has not entered into any material contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $780,037,000, and $713,646,000 at December 31, 2016 and 2015, respectively, and represent 28.3% of the total loans outstanding at year-end 2016 versus 28.4% at December 31, 2015. Commitments related to the Bank’s deposit overdraft privilege product totaled $98,583,000 and $94,473,000 at December 31, 2016 and 2015, respectively.

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2016:

(dollars in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Time deposits	$335,154	$279,015	$35,374	$20,746	$19
Other collateralized borrowings, fixed rate of 0.05% payable on January 2, 2017	17,493	17,493	—	—	—
Junior subordinated:
TriCo Trust I(1)	20,619	—	—	—	20,619
TriCo Trust II(2)	20,619	—	—	—	20,619
North Valley Trust II(3)	6,186	—	—	—	6,186
North Valley Trust III(4)	5,155	—	—	—	5,155
North Valley Trust IV(5)	10,310	—	—	—	10,310
Operating lease obligations	11,751	3,320	4,447	2,288	1,696
Deferred compensation(6)	4,694	835	1,624	1,325	910
Supplemental retirement plans(6)	7,359	1,067	1,777	1,304	3,211

Total contractual obligations	$439,340	$301,730	$43,222	$25,663	$68,725

(1)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 3.05%, callable in whole or in part by the Company on a quarterly basis beginning October 7, 2008, matures October 7, 2033.
(2)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 2.55%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.
(3)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 3.25%, callable in whole or in part by the Company on a quarterly basis beginning April 24, 2008, matures April 24, 2033.
(4)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 2.80%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.
(5)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 1.33%, callable in whole or in part by the Company on a quarterly basis beginning March 15, 2011, matures March 15, 2036.
(6)	These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental retirement plans. See Note 25 in the financial statements at Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” under Item 7 of this report which is incorporated herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRICO BANCSHARES

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2016	2015
	(in thousands, except share data)
Assets:
Cash and due from banks	$92,197	$94,305
Cash at Federal Reserve and other banks	213,415	209,156

Cash and cash equivalents	305,612	303,461
Investment securities:
Available for sale	550,233	404,885
Held to maturity	602,536	726,530
Restricted equity securities	16,956	16,956
Loans held for sale	2,998	1,873
Loans	2,759,593	2,522,937
Allowance for loan losses	(32,503)	(36,011)

Total loans, net	2,727,090	2,486,926
Foreclosed assets, net	3,986	5,369
Premises and equipment, net	48,406	43,811
Cash value of life insurance	95,912	94,560
Accrued interest receivable	12,027	10,786
Goodwill	64,311	63,462
Other intangible assets, net	6,563	5,894
Mortgage servicing rights	6,595	7,618
Other assets	74,743	48,591

Total assets	$4,517,968	$4,220,722

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,275,745	$1,155,695
Interest-bearing	2,619,815	2,475,571

Total deposits	3,895,560	3,631,266
Accrued interest payable	818	774
Reserve for unfunded commitments	2,719	2,475
Other liabilities	67,364	65,293
Other borrowings	17,493	12,328
Junior subordinated debt	56,667	56,470

Total liabilities	4,040,621	3,768,606

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
22,867,802 at December 31, 2016	252,820
22,775,173 at December 31, 2015		247,587
Retained earnings	232,440	206,307
Accumulated other comprehensive income (loss), net of tax	(7,913)	(1,778)

Total shareholders’ equity	477,347	452,116

Total liabilities and shareholders’ equity	$4,517,968	$4,220,722

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$141,086	$131,836	$103,887
Debt securities:
Taxable	25,397	25,303	14,753
Tax exempt	3,881	1,509	505
Dividends	2,181	2,118	837
Interest bearing cash at
Federal Reserve and other banks	1,163	648	1,133

Total interest and dividend income	173,708	161,414	121,115

Interest expense:
Deposits	3,483	3,434	3,274
Other borrowings	9	4	4
Junior subordinated debt	2,229	1,978	1,403

Total interest expense	5,721	5,416	4,681

Net interest income	167,987	155,998	116,434
Benefit from reversal of previously provided loan losses	(5,970)	(2,210)	(4,045)

Net interest income after provision for loan losses	173,957	158,208	120,479

Noninterest income:
Service charges and fees	33,226	32,080	24,236
Gain on sale of loans	4,037	3,064	2,032
Commissions on sale of non-deposit investment products	2,329	3,349	2,995
Increase in cash value of life insurance	2,717	2,786	1,953
Other	2,254	4,068	3,300

Total noninterest income	44,563	45,347	34,516

Noninterest expense:
Salaries and related benefits	80,724	71,405	57,544
Other	65,273	59,436	52,835

Total noninterest expense	145,997	130,841	110,379

Income before income taxes	72,523	72,714	44,616
Provision for income taxes	27,712	28,896	18,508

Net income	$44,811	$43,818	$26,108

Earnings per share:
Basic	$1.96	$1.93	$1.47
Diluted	$1.94	$1.91	$1.46

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Net income	$44,811	$43,818	$26,108
Other comprehensive (loss) income, net of tax:
Unrealized holding losses on securities arising during the period	(6,384)	(1,098)	(94)
Change in minimum pension liability	592	1,246	(4,114)
Change in joint beneficiary agreement liability	(343)	277	148

Other comprehensive (loss) income	(6,135)	425	(4,060)

Comprehensive income	$38,676	$44,243	$22,048

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015 and 2014

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		(in thousands, except share data)
Balance at December 31, 2013	16,076,662	$89,356	$159,733	$1,857	$250,946
Net income			26,108		26,108
Other comprehensive loss				(4,060)	(4,060)
Stock option vesting		965			965
RSU vesting		126			126
PSU vesting		42			42
Stock options exercised	166,020	2,875			2,875
Tax effect of stock options exercised		225			225
Issuance of common stock	6,575,550	151,303			151,303
Repurchase of common stock	(103,268)	(574)	(1,977)		(2,551)
Dividends paid ($0.44 per share)			(7,807)		(7,807)

Balance at December 31, 2014	22,714,964	$244,318	$176,057	$(2,203)	$418,172
Net income			43,818		43,818
Other comprehensive income				425	425
Stock option vesting		734			734
RSU vesting		457			457
PSU vesting		179			179
Stock options exercised	154,500	3,116			3,116
Tax effect of stock options exercised		(83)			(83)
RSUs released	12,064
Tax benefit from release of RSUs		15			15
Repurchase of common stock	(106,355)	(1,149)	(1,719)		(2,868)
Dividends paid ($0.52 per share)			(11,849)		(11,849)

Balance at December 31, 2015	22,775,173	$247,587	$206,307	$(1,778)	$452,116
Net income			44,811		44,811
Other comprehensive loss				(6,135)	(6,135)
Stock option vesting		580			580
RSU vesting		616			616
PSU vesting		271			271
Stock options exercised	336,900	6,506			6,506
Tax effect of stock options exercised		154			154
RSUs released	20,529
Tax benefit from release of RSUs		1			1
Repurchase of common stock	(264,800)	(2,895)	(4,983)		(7,878)
Dividends paid ($0.60 per share)			(13,695)		(13,695)

Balance at December 31, 2016	22,867,802	$252,820	$232,440	$(7,913)	$477,347

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
Operating activities:		(in thousands)
Net income	$44,811	$43,818	$26,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	6,474	5,906	5,735
Amortization of intangible assets	1,377	1,157	446
(Benefit from) provision for loan losses	(5,970)	(2,210)	(4,045)
Amortization of investment securities premium, net	4,926	3,458	970
Originations of loans for resale	(142,619)	(111,640)	(49,241)
Proceeds from sale of loans originated for resale	144,062	115,469	49,394
Gain on sale of loans	(4,037)	(3,064)	(2,032)
Change in market value of mortgage servicing rights	2,184	701	1,301
Provision for losses on foreclosed assets	140	502	208
Gain on sale of foreclosed assets	(262)	(991)	(2,153)
Provision for losses on fixed assets	782	—	—
Loss (gain) on disposal of fixed assets	147	129	(49)
Increase in cash value of life insurance	(2,717)	(2,786)	(1,953)
Gain on life insurance death benefit	(238)	(155)	—
Equity compensation vesting expense	1,467	1,370	1,133
Equity compensation tax effect	(155)	68	(225)
Deferred income tax expense (benefit)	3,190	681	(993)
Change in:
Reserve for unfunded commitments	244	330	(395)
Interest receivable	(1,241)	(1,511)	(619)
Interest payable	44	(204)	(67)
Other assets and liabilities, net	(4,383)	3,789	3,894

Net cash from operating activities	48,226	54,817	27,417

Investing activities:
Proceeds from maturities of securities available for sale	71,684	33,552	24,016
Proceeds from sale of securities available for sale	—	2	14,130
Purchases of securities available for sale	(247,717)	(341,303)	—
Proceeds from maturities of securities held to maturity	121,666	93,784	34,172
Purchases of securities held to maturity	—	(146,100)	(280,692)
(Purchase) redemption of restricted equity securities, net	—	—	(2,415)
Loan origination and principal collections, net	(251,479)	(244,018)	(82,079)
Loans purchased	(22,503)	—	(32,017)
Proceeds from sale of loans other than loans originated for resale	37,880	—	—
Proceeds from sale of premises and equipment	1,682	8	121
Improvement of foreclosed assets	—	(195)	(462)
Proceeds from sale of other real estate owned	4,010	5,449	9,762
Purchases of premises and equipment	(10,930)	(5,489)	(4,665)
Cash received from acquisition, net	156,316	—	141,405

Net cash used by investing activities	(139,391)	(604,310)	(178,724)

Financing activities:
Net increase in deposits	103,063	250,843	167,984
Net change in other borrowings	5,165	3,052	2,941
Equity compensation tax effect	155	(68)	225
Repurchase of common stock	(1,890)	(412)	(292)
Dividends paid	(13,695)	(11,849)	(7,807)
Exercise of stock options	518	660	616

Net cash from financing activities	93,316	242,226	163,667

Net change in cash and cash equivalents	2,151	(307,267)	12,360

Cash and cash equivalents and beginning of year	303,461	610,728	598,368

Cash and cash equivalents at end of year	$305,612	$303,461	$610,728

Supplemental disclosure of noncash activities:
Unrealized loss on securities available for sale	$(11,015)	$(1,895)	$(162)
Loans transferred to foreclosed assets	2,505	5,240	5,291
Due to broker	—	17,072	—
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	5,988	2,868	2,551
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	5,677	5,620	4,641
Cash paid for income taxes	27,575	24,315	22,685
Assets acquired in acquisition	161,231	—	978,682
Liabilities assumed in acquisition	161,231	—	827,372

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

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

The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,702,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. During the year ended December 31, 2016 and throughout 2015, the Company did not have any securities classified as trading.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is more likely than not that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during 2016 and 2015.

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

As of December 31 of each year, goodwill is tested for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level. The Company may choose to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then goodwill is deemed not to be impaired. However, if the Company concludes otherwise, or if the Company elected not to first assess qualitative factors, then the Company performs the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Currently, and historically, the Company is comprised of only one reporting unit that operates within the business segment it has identified as “community banking”. Goodwill was not impaired as of December 31, 2016 because the fair value of the reporting unit exceeded its carrying value.

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

Recent Accounting Pronouncements

FASB issued Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842). ASU 2016-2, among other things, requires lessees to recognize most leases on-balance sheet, increasing reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 will be effective for the Company on January 1, 2019, utilizing the modified retrospective transition approach. The Company is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements.

FASB issued Accounting Standard Update (ASU) No. 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09, among other things, requires: (i) that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement, (ii) the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, (iii) an entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period, (iv) excess tax benefits should be classified along with other income tax cash flows as an operating activity, (v) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, (vi) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions, and (vii) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. ASU 2016-09 was effective for the Company on January 1, 2017 and will not have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 is the final guidance on the new current expected credit loss (‘‘CECL’’) model. ASU 2016-13, among other things, requires the incurred loss impairment methodology in current GAAP be replaced with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (‘‘HTM’’) debt securities. ASU 2016-13 amends the accounting for credit losses on available-for-sale securities (‘‘AFS’’), whereby credit losses will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, ASU 2016-13 requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization’s portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. ASU 2016-13 allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). ASU 2016-13 will be effective for the Company on January 1, 2020, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-13 on the Company’s consolidated financial statements.

FASB issued ASU No. 2016-18, Statement of Cash Flows – Restricted Cash (Topic 230). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU No. 2017-01, Business Combinations – Clarifying the Definition of a Business (Topic 805). ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350): ASU 2017-04 eliminates step two of the goodwill impairment test (the hypothetical purchase price allocation used to determine the implied fair value of goodwill) when step one (determining if the carrying value of a reporting unit exceeds its fair value) is failed. Instead, entities simply will compare the fair value of a reporting unit to its carrying amount and record goodwill impairment for the amount by which the reporting unit’s carrying amount exceeds its fair value. ASU 2017-04 will be effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

A summary of the cash paid and estimated fair value adjustments resulting in the goodwill recorded in the acquisition of three branch banking offices and certain deposits from Bank of America on March 18, 2016 are presented below:

(in thousands)	March 18, 2016
Cash paid	$3,204
Cost basis net assets acquired	—
Fair value adjustments:
Loans	—
Premises and Equipment	(309)
Core deposit intangible	(2,046)

Goodwill	$849

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

Note 3—Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$434,357	$1,949	$(6,628)	$429,678
Obligations of states and political subdivisions	121,746	267	(4,396)	117,617
Marketable equity securities	3,000	—	(62)	2,938

Total securities available for sale	$559,103	$2,216	$(11,086)	$550,233

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$587,982	$5,001	$(4,199)	$588,784
Obligations of states and political subdivisions	14,554	56	(191)	14,419

Total securities held to maturity	$602,536	$5,057	$(4,390)	$603,203

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$312,917	$2,761	$(1,996)	$313,682
Obligations of states and political subdivisions	86,823	1,428	(33)	88,218
Marketable equity securities	3,000	—	(15)	2,985

Total securities available for sale	$402,740	$4,189	$(2,044)	$404,885

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$711,994	$8,394	$(2,882)	$717,506
Obligations of states and political subdivisions	14,536	277	(110)	14,703

Total securities held to maturity	$726,530	$8,671	$(2,992)	$732,209

No investment securities were sold during 2016. Investment securities totaling $2,000 were sold in 2015 resulting in no gain or loss on sale. Investment securities sold during 2014 totaled $14,130,000. Investment securities with an aggregate carrying value of $292,737,000 and $297,547,000 at December 31, 2016 and 2015, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at December 31, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2016, obligations of U.S. government corporations and agencies with a cost basis totaling $1,022,339,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At December 31, 2016, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.1 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Investment Securities (In thousands)	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$1	$1	—	—
Due after one year through five years	9,392	9,650	$1,177	$1,185
Due after five years through ten years	14,548	15,132	4,776	4,762
Due after ten years	535,162	525,450	596,583	597,256

Totals	$559,103	$550,233	$602,536	$603,203

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$370,389	$(6,628)	—	—	$370,389	$(6,628)
Obligations of states and political subdivisions	90,825	(4,396)	—	—	90,825	(4,396)
Marketable equity securities	2,938	(62)	—	—	2,938	(62)

Total securities available-for-sale	$464,152	$(11,086)	—	—	$464,152	$(11,086)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$280,497	$(4,199)	—	—	$280,497	$(4,199)
Obligations of states and political subdivisions	9,984	(191)	—	—	9,984	(191)

Total securities held-to-maturity	$290,481	$(4,390)	—	—	$290,481	$(4,390)

	Less than 12 months		12 months or more		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$193,306	$(1,996)	—	—	$193,306	$(1,996)
Obligations of states and political subdivisions	6,469	(33)	—	—	6,469	(33)
Marketable equity securities	2,985	(15)	—	—	2,985	(15)

Total securities available-for-sale	$202,760	$(2,044)	—	—	$202,760	$(2,044)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$198,481	$(2,882)	—	—	$198,481	$(2,882)
Obligations of states and political subdivisions	497	(11)	$1,121	$(99)	1,618	(110)

Total securities held-to-maturity	$198,978	$(2,893)	$1,121	$(99)	$200,099	$(2,992)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2016, 62 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 1.64% from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2016, 107 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 4.35% from the Company’s amortized cost basis.

Marketable equity securities: At December 31, 2016, marketable equity securities had unrealized losses representing aggregate depreciation of 2.07% from the Company’s amortized cost basis.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	December 31, 2016
			PCI -	PCI -
	Originated	PNCI	Cash basis	Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$229,609	$78,935	—	$1,363	$309,907
Commercial	1,484,420	250,037	—	13,460	1,747,917

Total mortgage loan on real estate	1,714,029	328,972	—	14,823	2,057,824
Consumer:
Home equity lines of credit	263,590	21,765	2,983	1,377	289,715
Home equity loans	37,074	3,618	—	1,130	41,822
Other	28,167	2,534	—	65	30,766

Total consumer loans	328,831	27,917	2,983	2,572	362,303
Commercial	200,735	12,321	—	3,991	217,047
Construction:
Residential	54,613	141	—	675	55,429
Commercial	58,119	8,871	—	—	66,990

Total construction	112,732	9,012	—	675	122,419

Total loans, net of deferred loan fees and discounts	$2,356,327	$378,222	$2,983	$22,061	$2,759,593

Total principal balance of loans owed, net of charge-offs	$2,363,243	$388,139	$8,280	$25,650	$2,785,312
Unamortized net deferred loan fees	(6,916)	—	—	—	(6,916)
Discounts to principal balance of loans owed, net of charge-offs	—	(9,917)	(5,297)	(3,589)	(18,803)

Total loans, net of unamortized deferred loan fees and discounts	$2,356,327	$378,222	$2,983	$22,061	$2,759,593

Noncovered loans	$2,356,327	$378,222	$2,983	$18,885	$2,756,417
Covered loans	—	—	—	3,176	3,176
Total loans, net of unamortized deferred loan fees and discounts	$2,356,327	$378,222	$2,983	$22,061	$2,759,593
Allowance for loan losses	$(28,141)	$(1,665)	$(17)	$(2,680)	$(32,503)

Note 4 – Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2015
			PCI -	PCI -
	Originated	PNCI	Cash basis	Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$207,585	$104,535	—	$2,145	$314,265
Commercial	1,163,643	310,864	—	23,060	1,497,567

Total mortgage loan on real estate	1,371,228	415,399	—	25,205	1,811,832
Consumer:
Home equity lines of credit	285,419	29,335	$4,954	2,784	322,492
Home equity loans	34,717	4,018	124	1,503	40,362
Other	28,998	3,367	—	64	32,429

Total consumer loans	349,134	36,720	5,078	4,351	395,283
Commercial	170,320	19,744	1	4,848	194,913
Construction:
Residential	31,778	13,636	—	721	46,135
Commercial	66,285	8,489	—	—	74,774

Total construction	98,063	22,125	—	721	120,909

Total loans, net of deferred loan fees and discounts	$1,988,745	$493,988	$5,079	$35,125	$2,522,937

Total principal balance of loans owed, net of charge-offs	$1,995,296	$507,935	$12,686	$39,693	$2,555,610
Unamortized net deferred loan fees	(6,551)	—	—	—	(6,551)
Discounts to principal balance of loans owed, net of charge-offs	—	(13,947)	(7,607)	(4,568)	(26,122)

Total loans, net of unamortized deferred loan fees and discounts	$1,988,745	$493,988	$5,079	$35,125	$2,522,937

Noncovered loans	$1,988,745	$493,988	$5,079	$29,890	$2,517,702
Covered loans	—	—	—	5,235	5,235

Total loans, net of unamortized deferred loan fees and discounts	$1,988,745	$493,988	$5,079	$35,125	$2,522,937

Allowance for loan losses	$(31,271)	$(1,848)	$(121)	$(2,771)	$(36,011)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Year ended December 31,
	2016	2015
Change in accretable yield:
Balance at beginning of period	$13,255	$14,159
Accretion to interest income	(4,011)	(6,323)
Reclassification (to) from nonaccretable difference	1,104	5,419

Balance at end of period	$10,348	$13,255

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses - Year Ended December 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,507	$11,443	$11,253	$3,138	—	$688	$5,271	$899	$812	$36,011
Charge-offs	(321)	(827)	(585)	(219)	—	(823)	(455)	—	—	(3,230)
Recoveries	880	920	2,317	590	—	449	404	54	78	5,692
(Benefit) provision	(679)	369	(5,941)	(892)	—	308	611	464	(210)	(5,970)

Ending balance	$2,387	$11,905	$7,044	$2,617	—	$622	$5,831	$1,417	$680	$32,503

Ending balance:
Individ. evaluated for impairment	$249	$127	$410	$102	—	$28	$1,130	—	—	$2,046

Loans pooled for evaluation	$1,952	$10,329	$6,618	$2,451	—	$594	$3,765	$1,371	$680	$27,760

Loans acquired with deteriorated credit quality	$186	$1,449	$17	$64	—	—	$936	$45	—	$2,697

	Loans, net of unearned fees - As of December 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$309,907	$1,747,917	$289,715	$41,822	—	$30,766	$217,047	$55,429	$66,990	$2,759,593

Individ. evaluated for impairment	$3,785	$15,748	$3,196	$1,150	—	$154	$4,096	$11	—	$28,140

Loans pooled for evaluation	$304,759	$1,718,709	$282,159	$39,542	—	$30,547	$208,960	$54,743	$66,990	$2,706,409

Loans acquired with deteriorated credit quality	$1,363	$13,460	$4,360	$1,130	—	$65	$3,991	$675	—	$25,044

	Allowance for Loan Losses - Year Ended December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans Indirect		Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,086	$9,227	$15,676	$1,797	$9	$719	$4,226	$1,434	$411	$36,585
Charge-offs	(224)	—	(694)	(242)	(4)	(972)	(680)	—	—	(2,816)
Recoveries	204	243	666	252	42	500	677	1,728	140	4,452
(Benefit) provision	(559)	1,973	(4,395)	1,331	(47)	441	1,048	(2,263)	261	(2,210)

Ending balance	$2,507	$11,443	$11,253	$3,138	—	$688	$5,271	$899	$812	$36,011

Ending balance:
Individ. evaluated for impairment	$335	$395	$605	$294	—	$74	$1,187	—	—	$2,890

Loans pooled for evaluation	$2,112	$9,596	$10,423	$2,844	—	$614	$2,983	$844	$812	$30,228

Loans acquired with deteriorated credit quality	$60	$1,452	$225	—	—	—	$1,101	$55	—	$2,893

	Loans, net of unearned fees - As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$314,265	$1,497,567	$322,492	$40,362	—	$32,429	$194,913	$46,135	$74,774	$2,522,937

Individ. evaluated for impairment	$6,767	$32,407	$5,747	$1,731	—	$288	$2,671	$4	$490	$50,105

Loans pooled for evaluation	$305,353	$1,442,100	$309,007	$37,004	—	$32,077	$187,393	$45,410	$74,284	$2,432,628

Loans acquired with deteriorated credit quality	$2,145	$23,060	$7,738	$1,627	—	$64	$4,849	$721	—	$40,204

Note 5 – Allowance for Loan Losses (continued)

	Allowance for Loan Losses - Year Ended December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans Indirect		Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,154	$9,700	$16,375	$1,208	$66	$589	$4,331	$1,559	$1,263	$38,245
Charge-offs	(171)	(110)	(1,094)	(29)	(3)	(599)	(479)	(4)	(69)	(2,558)
Recoveries	2	540	960	34	86	495	1,268	1,377	181	4,943
(Benefit) provision	101	(903)	(565)	584	(140)	234	(894)	(1,498)	(964)	(4,045)

Ending balance	$3,086	$9,227	$15,676	$1,797	$9	$719	$4,226	$1,434	$411	$36,585

Ending balance:
Individ. evaluated for impairment	$974	$410	$1,974	$284	—	$142	$423	$60	—	$4,267

Loans pooled for evaluation	$1,915	$8,408	$13,251	$1,513	$9	$572	$2,569	$332	$322	$28,891

Loans acquired with deteriorated credit quality	$197	$409	$451	—	—	$5	$1,234	$1,042	$89	$3,427

	Loans, net of unearned fees - As of December 31, 2014
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$279,420	$1,335,939	$352,584	$31,314	$112	$33,074	$174,945	$38,618	$36,518	$2,282,524

Individ. evaluated for impairment	$7,188	$41,932	$6,968	$1,279	$18	$323	$1,757	$2,683	$99	$62,247

Loans pooled for evaluation	$268,227	$1,263,090	$336,595	$29,266	$94	$32,677	$165,753	$35,260	$36,419	$2,167,381

Loans acquired with deteriorated credit quality	$4,005	$30,917	$9,021	$770	—	$74	$7,435	$675	—	$52,897

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

The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:

•	Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•	Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.

•	Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.

•	Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

•	Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

Note 5 – Allowance for Loan Losses (continued)

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators – As of December 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$224,988	$1,457,128	$258,024	$34,299	—	$27,542	$190,902	$54,602	$57,808	$2,305,293
Special mention	2,225	15,108	2,518	891	—	385	6,133	—	311	27,571
Substandard	2,396	12,184	3,048	1,884	—	240	3,700	11	—	23,463
Loss	—	—	—	—	—	—	—	—	—	—

Total originated	$229,609	$1,484,420	$263,590	$37,074	—	$28,167	$200,735	$54,613	$58,119	$2,356,327

PNCI loans:
Pass	$75,600	$236,740	$20,442	$3,492	—	$2,437	$12,320	$141	$8,871	$360,043
Special mention	1,849	6,057	509	41	—	92	1	—	—	8,549
Substandard	1,486	7,240	814	85	—	5	—	—	—	9,630
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI	$78,935	$250,037	$21,765	$3,618	—	$2,534	$12,321	$141	$8,871	$378,222

PCI loans	$1,363	$13,460	$4,360	$1,130	—	$65	$3,991	$675	—	$25,044

Total loans	$309,907	$1,747,917	$289,715	$41,822	—	$30,766	$217,047	$55,429	$66,990	$2,759,593

	Credit Quality Indicators – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$199,837	$1,118,868	$275,251	$31,427	—	$28,339	$166,559	$31,440	$66,285	$1,918,006
Special mention	2,018	10,321	2,494	1,027	—	415	1,037	334	—	17,646
Substandard	5,730	34,454	7,674	2,263	—	244	2,724	4	—	53,093
Loss	—	—	—	—	—	—	—	—	—	—

Total originated	$207,585	$1,163,643	$285,419	$34,717	—	$28,998	$170,320	$31,778	$66,285	$1,988,745

PNCI loans:
Pass	$102,895	$293,935	$27,378	$3,789	—	$3,164	$19,666	$13,636	$8,489	$472,952
Special mention	600	10,795	445	80	—	74	—	—	—	11,994
Substandard	1,040	6,134	1,512	149	—	129	78	—	—	9,042
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI	$104,535	$310,864	$29,335	$4,018	—	$3,367	$19,744	$13,636	$8,489	$493,988

PCI loans	$2,145	$23,060	$7,738	$1,627	—	$64	$4,849	$721	—	$40,204

Total loans	$314,265	$1,497,567	$322,492	$40,362	—	$32,429	$194,913	$46,135	$74,774	$2,522,937

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$552	$317	$754	$646	—	$16	$1,148	$921	—	$4,354
60-89 Days	139	1,517	—	395	—	30	84	—	$421	2,586
> 90 Days	—	216	687	184	—	15	634	11	—	1,747

Total past due	$691	$2,050	$1,441	$1,225	—	$61	$1,866	$932	$421	$8,687
Current	228,918	1,482,370	262,149	35,849	—	28,106	198,869	53,681	57,698	2,347,640

Total orig. loans	$229,609	$1,484,420	$263,590	$37,074	—	$28,167	$200,735	$54,613	$58,119	$2,356,327

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$255	$7,736	$1,211	$718	—	$33	$2,930	$11	—	$12,894

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$1,510	$73	$274	$39	—	—	—	—	—	$1,896
60-89 Days	—	—	—	—	—	—	—	—	—	—
> 90 Days	21	81	589	13	—	—	—	—	—	704

Total past due	$1,531	$154	$863	$52	—	—	—	—	—	$2,600
Current	77,404	249,883	20,902	3,566	—	$2,534	$12,321	$141	$8,871	375,622

Total PNCI loans	$78,935	$250,037	$21,765	$3,618	—	$2,534	$12,321	$141	$8,871	$378,222

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$194	$1,826	$742	$67	—	$5	—	—	—	$2,834

Note 5 – Allowance for Loan Losses (continued)

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$791	$200	$1,033	$402	—	$12	$2,197	—	—	$4,635
60-89 Days	—	491	324	341	—	40	—	—	—	1,196
> 90 Days	271	3,425	520	82	—	19	24	—	—	4,341

Total past due	$1,062	$4,116	$1,877	$825	—	$71	$2,221	—	—	$10,172
Current	206,523	1,159,527	283,542	33,892	—	28,927	168,099	—	—	1,978,573

Total orig. loans	$207,585	$1,163,643	$285,419	$34,717	—	$28,998	$170,320	$31,778	$66,285	$1,988,745

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$3,045	$14,196	$3,379	$1,195	—	$21	$976	$12	—	$22,824

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$3,106	$4,037	$92	$23	—	—	$1	—	—	$7,259
60-89 Days	—	—	—	—	—	$13	—	—	—	13
> 90 Days	58	748	275	71	—	10	—	—	$490	1,652

Total past due	$3,164	$4,785	$367	$94	—	$23	$1	—	$490	$8,924
Current	101,371	306,079	28,968	3,924	—	3,344	19,743	$13,636	7,999	485,064

Total PNCI loans	$104,535	$310,864	$29,335	$4,018	—	$3,367	$19,744	$13,636	$8,489	$493,988

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$348	$3,742	$676	$109	—	$33	—	—	$490	$5,398

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

	Impaired Originated Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$1,691	$13,144	$1,480	$598	—	$15	$762	$11	—	$17,701

Unpaid principal	$1,699	$13,488	$1,561	$922	—	$29	$926	$16	—	$18,641

Average recorded Investment	$2,788	$20,126	$2,221	$773	$1	$16	$669	$7	—	$26,601

Interest income Recognized	$83	$581	$40	$4	—	$1	$48	—	—	$757

With an allowance recorded:
Recorded investment	$1,372	$646	$430	$485	—	$18	$3,334	—	—	$6,285

Unpaid principal	$1,372	$646	$440	$487	—	$19	$3,385	—	—	$6,349

Related allowance	$170	$19	$110	$102	—	$13	$1,130	—	—	$1,544

Average recorded Investment	$1,689	$1,032	$1,077	$579	—	$9	$2,714	—	—	$7,100

Interest income Recognized	$56	$37	$9	$25	—	$2	$77	—	—	$206

Note 5 – Allowance for Loan Losses (continued)

	Impaired PNCI Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$463	$1,826	$735	$67	—	$3	—	—	—	$3,094

Unpaid principal	$486	$2,031	$746	$74	—	$4	—	—	—	$3,341

Average recorded Investment	$669	$1,479	$594	$69	—	$18	$1	—	$245	$3,075

Interest income Recognized	$7	—	$9	$1	—	—	—	—	—	$17

With an allowance recorded:
Recorded investment	$259	$132	$551	—	—	$118	—	—	—	$1,060

Unpaid principal	$259	$132	$551	—	—	$118	—	—	—	$1,060

Related allowance	$79	$108	$300	—	—	$15	—	—	—	$502

Average recorded Investment	$130	$1,440	$579	$19	—	$176	—	—	—	$2,344

Interest income Recognized	$10	$7	$27	—	—	$5	—	—	—	$49

	Impaired Originated Loans – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$3,886	$27,109	$2,963	$947	—	$20	$576	$4	—	$35,505

Unpaid principal	$5,998	$29,678	$6,079	$1,349	—	$35	$688	$65	—	$43,892

Average recorded Investment	$3,586	$32,793	$2,982	$848	—	$29	$494	$1,202	$50	$41,984

Interest income Recognized	$81	$893	$23	$5	—	—	$29	—	—	$1,031

With an allowance recorded:
Recorded investment	$2,006	$1,418	$1,724	$674	—	$1	$2,094	—	—	$7,917

Unpaid principal	$2,073	$1,453	$1,904	$701	—	$1	$2,117	—	—	$8,249

Related allowance	$335	$146	$525	$256	—	$1	$1,187	—	—	$2,450

Average recorded Investment	$2,365	$2,180	$2,455	$589	—	$23	$1,716	$141	—	$9,469

Interest income Recognized	$49	$74	$31	$26	—	—	$122	—	—	$302

	Impaired PNCI Loans – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$875	$1,132	$454	$71	—	$33	$1	—	$490	$3,056

Unpaid principal	$908	$1,248	$505	$73	—	$52	$1	—	$490	$3,277

Average recorded Investment	$609	$749	$400	$48	—	$35	$4	—	$245	$2,090

Interest income Recognized	$31	$32	$3	$2	—	$1	—	—	$18	$87

With an allowance recorded:
Recorded investment	—	$2,748	$606	$39	—	$234	—	—	—	$3,627

Unpaid principal	—	$2,858	$612	$40	—	$234	—	—	—	$3,744

Related allowance	—	$248	$80	$39	—	$73	—	—	—	$440

Average recorded Investment	$417	$1,447	$521	$19	—	$227	—	—	—	$2,631

Interest income Recognized	—	$149	$14	—	—	$11	—	—	—	$174

Note 5 – Allowance for Loan Losses (continued)

At December 31, 2016, $12,371,000 of Originated loans were TDRs and classified as impaired. The Company had obligations to lend $25,000 of additional funds on these TDRs as of December 31, 2016. At December 31, 2016, $1,324,000 of PNCI loans were TDRs and classified as impaired. The Company had no obligations to lend additional funds on these TDRs as of December 31, 2016.

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

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the periods indicated:

	TDR Information for the Year Ended December 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(dollars in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	3	5	9	1	—	2	4	—	—	24
Pre-mod outstanding principal balance	$650	$423	$707	$105	—	$27	$77	—	—	$1,989
Post-mod outstanding principal balance	$656	$461	$709	$105	—	$27	$77	—	—	$2,035
Financial impact due to TDR taken as additional provision	$50	$46	$205	—	—	$2	$23	—	—	$326
Number that defaulted during the period	2	—	1	—	—	—	—	—	—	3
Recorded investment of TDRs that defaulted during the period	$101	—	$229	—	—	—	—	—	—	$330
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

	TDR Information for the Year Ended December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(dollars in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	4	5	2	2	—	2	8	—	—	23
Pre-mod outstanding principal balance	$800	$1,518	$301	$315	—	$89	$956	—	—	$3,979
Post-mod outstanding principal balance	$801	$1,517	$301	$321	—	$89	$944	—	—	$3,973
Financial impact due to TDR taken as additional provision	$8	$(5)	—	$38	—	$5	$405	—	—	$451
Number that defaulted during the period	4	2	3	1	—	—	—	—	—	10
Recorded investment of TDRs that defaulted during the period	$221	$280	$182	$53	—	—	—	—	—	$736
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	$(9)	—	—	—	—	—	$(9)

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (dollars in thousands):

	Year ended December 31, 2016			Year ended December 31, 2015
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$5,369	—	$5,369	$4,449	$445	$4,894
Additions/transfers from loans	2,282	$223	2,505	5,880	(445)	5,435
Dispositions/sales	(3,748)	—	(3,748)	(4,458)	—	(4,458)
Valuation adjustments	(140)	—	(140)	(502)	—	(502)

Ending balance, net	$3,763	$223	$3,986	$5,369	—	$5,369

Ending valuation allowance	$(314)	—	$(314)	$(572)	—	$(572)

Ending number of foreclosed assets	14	1	15	26	—	26

Proceeds from sale of foreclosed assets	$4,010	—	$4,010	$5,449	—	$5,449

Gain on sale of foreclosed assets	$262	—	$262	$991	—	$991

At December 31, 2016, the balance of real estate owned includes $1,750,000 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2016, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are underway is $301,000.

Note 7 – Premises and Equipment

Premises and equipment were comprised of:

	December 31,	December 31,
	2016	2015
	(In thousands)
Land & land improvements	$9,522	$8,909
Buildings	42,345	38,643
Furniture and equipment	31,428	31,081

	83,295	78,633
Less: Accumulated depreciation	(37,412)	(35,518)

	45,883	43,115
Construction in progress	2,523	696

Total premises and equipment	$48,406	$43,811

Depreciation expense for premises and equipment amounted to $5,314,000, $5,043,000, and$4,648,000 in 2016, 2015, and 2014, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (dollars in thousands):

	Year ended December 31,
	2016	2015
Beginning balance	$94,560	$92,337
Increase in cash value of life insurance	2,717	2,786
Death benefit receivable in excess of cash value	238	155
Death benefit receivable	(1,603)	(718)

Ending balance	$95,912	$94,560

End of period death benefit	$165,669	$166,299
Number of policies owned	185	187
Insurance companies used	14	14
Current and former employees and directors covered	58	59

As of December 31, 2016, the Bank was the owner and beneficiary of 185 life insurance policies, issued by 14 life insurance companies, covering 58 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these consolidated financial statements for additional information on JBAs.

Note 9 – Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated:

	December 31,			December 31,
(Dollar in Thousands)	2016	Additions	Reductions	2015
Goodwill	$64,311	$849	—	$63,462

The following table summarizes the Company’s core deposit intangibles as of the dates indicated:

	December 31,		Reductions/	Fully	December 31,
(Dollar in Thousands)	2016	Additions	Amortization	Depreciated	2015
Core deposit intangibles	$10,120	$2,046	—	—	$8,074
Accumulated amortization	(3,557)	—	$(1,377)	—	(2,180)

Core deposit intangibles, net	$6,563	$2,046	$(1,377)	—	$5,894

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

Estimated Core Deposit
Years Ended	Intangible Amortization
2017	$1,389
2018	1,324
2019	1,228
2020	1,228
2021	969
Thereafter	425

Note 10 – Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

	Years ended December 31,
	2016	2015	2014
Balance at beginning of period	$7,618	$7,378	$6,165
Acquisition	—	—	1,944
Originations	1,161	941	570
Change in fair value	(2,184)	(701)	(1,301)

Balance at end of period	$6,595	$7,618	$7,378

Contractually specified servicing fees, late fees and ancillary fees earned	$2,065	$2,164	$1,869
Balance of loans serviced at:
Beginning of period	$817,917	$840,288	$680,197
End of period	$816,623	$817,917	$840,288
Weighted-average prepayment speed (CPR)	8.8%	9.8%	12.0%
Weighted-average discount rate	14.0%	10.0%	10.0%

The changes in fair value of MSRs that occurred during 2016 were mainly due to changes in principal balances, changes in mortgage prepayment speeds, and changes in investor required rate of return, or discount rate, of the MSRs. The changes in fair value of MSRs that occurred during 2015 and 2014 were mainly due to changes in principal balances and changes in estimate life of the MSRs.

Note 11 – Indemnification Asset

A summary of the activity in the balance of indemnification asset (liability) included in other assets is follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Beginning balance	$(521)	$(349)	$206
Effect of actual covered losses (recoveries) and increase (decrease) in estimated future covered losses	(412)	(93)	(853)
Change in estimated “true up” liability	(86)	(71)	(100)
Reimbursable (revenue) expenses, net	2	4	85
Payments made (received)	273	(12)	313

Ending balance	$(744)	$(521)	$(349)

Amount of indemnification asset (liability) recorded in other assets	$(60)	$77	$(349)
Amount of indemnification liability recorded in other liabilities	(684)	(598)	—

Ending balance	$(744)	$(521)	$(349)

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	As of December 31,
	2016	2015
Deferred tax asset, net (Note 22)	$36,199	$36,440
Prepaid expense	3,045	3,062
Software	2,039	1,290
Advanced compensation	249	673
Capital Trusts	1,702	1,696
Investment in Low Housing Tax Credit Funds	18,465	4,223
Life insurance proceeds receivable	2,120	—
Prepaid Taxes	6,460	—
Premises held for sale	2,896	—
Miscellaneous other assets	1,568	1,207

Total other assets	$74,743	$48,591

Note 13 – Deposits

A summary of the balances of deposits follows (in thousands):

	December 31,
	2016	2015
Noninterest-bearing demand	$1,275,745	$1,155,695
Interest-bearing demand	887,625	853,961
Savings	1,397,036	1,281,540
Time certificates, over $250,000	75,184	74,647
Other time certificates	259,970	265,423

Total deposits	$3,895,560	$3,631,266

Certificate of deposit balances of $50,000,000 from the State of California were included in time certificates over $250,000 at December 31, 2016 and 2015. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,191,000 and $796,000 were classified as consumer loans at December 31, 2016 and 2015, respectively.

At December 31, 2016, the scheduled maturities of time deposits were as follows (in thousands):

Scheduled
Maturities
2017	$279,015
2018	26,097
2019	9,277
2020	10,611
2021	10,135
Thereafter	19

Total	$335,154

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Years ended December 31,
	2016	2015	2014
Balance at beginning of period	$2,475	$2,145	$2,415
Acquisitions	—	—	125
Provision for losses –
Unfunded commitments	244	330	(395)

Balance at end of period	$2,719	$2,475	$2,145

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	December 31,
	2016	2015
Deferred compensation	$6,525	$6,725
Pension liability	26,645	26,182
Joint beneficiary agreements	3,007	2,529
Low income housing tax credit fund commitments	15,176	3,330
Accrued salaries and benefits expense	5,704	3,851
Loan escrow and servicing payable	2,146	2,037
Deferred revenue	726	1,082
Unsettled investment security purchases	—	17,072
Litigation contingency	1,450	—
Miscellaneous other liabilities	5,985	2,485

Total other liabilities	$67,364	$65,293

Note 16 – Other Borrowings

A summary of the balances of other borrowings follows:

	December 31,
	2016	2015
	(in thousands)
Other collateralized borrowings, fixed rate, as of December 31, 2016 of 0.05%, payable on January 2, 2017	$17,493	$12,328

Total other borrowings	$17,493	$12,328

The Company did not enter into any other borrowings or repurchase agreements during 2016 or 2015.

The Company had $17,493,000 and $12,328,000 of other collateralized borrowings at December 31, 2016 and 2015, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of December 31, 2016, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $37,723,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at December 31, 2016, this line provided for maximum borrowings of $1,304,136,000 of which none was outstanding, leaving $1,304,136,000 available. As of December 31, 2016, the Company had designated investment securities with a fair value of $78,985,000 and loans totaling $1,884,580,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco. As of December 31, 2016, this line provided for maximum borrowings of $133,655,000 of which none was outstanding, leaving $133,655,000 available.    As of December 31, 2016, the Company has designated investment securities with fair value of $47,000 and loans totaling $228,542,000 as potential collateral under this collateralized line of credit with the FRB.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $20,000,000 for federal funds transactions at December 31, 2016.

Note 17 – Junior Subordinated Debt

At December 31, 2016, the Company had five wholly-owned subsidiary business trusts that had issued $62.9 million of trust preferred securities (the “Capital Trusts”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.

The Company organized two of the Capital Trusts. The Company acquired its three other Capital Trusts and assumed their related Debentures as a result of its acquisition of North Valley Bancorp. At the acquisition date of October 3, 2014, the Debentures associated with North Valley Bancorp’s three Capital Trusts were recorded on the Company’s books at their fair values of $5,006,000, $3,918,000, and $6,063,000, respectively. The related fair value discounts to face value of these Debentures will be amortized over the remaining time to maturity for each of these Debentures using the effective interest method. Similar, and proportional, discounts were applied to the acquired common stock interests in each of the acquired Capital Trusts and these discounts will be proportionally amortized over the remaining time to maturity for each related debenture.

The recorded book values of the Debentures issued by the Capital Trusts are reflected as junior subordinated debt in the Company’s consolidated balance sheets. The common stock issued by the Capital Trusts and owned by the Company is recorded in other assets in the Company’s consolidated balance sheets.    The recorded book value of the debentures issued by the Capital Trusts, less the recorded book value of the common stock of the Capital Trusts owned by the Company, continues to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System.

Note 17 – Junior Subordinated Debt (continued)

The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

Subordinated Debt Series	Maturity Date	Face Value	Coupon Rate	As of December 31, 2016
			(Variable)	Current	Recorded
			3 mo. LIBOR +	Coupon Rate	Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	3.93%	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	3.43%	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	4.14%	5,095
North Valley Trust III	4/24/2034	5,155	2.80%	3.68%	4,005
North Valley Trust IV	3/15/2036	10,310	1.33%	2.29%	6,329

		$62,889			$56,667

Note 18 – Commitments and Contingencies

Restricted Cash Balances—Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $78,183,000 and $70,660,000 were maintained to satisfy Federal regulatory requirements at December 31, 2016 and 2015. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

Lease Commitments—The Company leases 44 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The Company currently does not have any capital leases. At December 31, 2016, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
(in thousands)
2017	$3,320
2018	2,523
2019	1,924
2020	1,325
2021	963
Thereafter	1,696

Future minimum lease payments	$11,751

Rent expense under operating leases was $6,082,000 in 2016, $6,241,000 in 2015, and $4,786,000 in 2014. Rent expense was offset by rent income of $220,000 in 2016, $217,000 in 2015, and $225,000 in 2014.

Financial Instruments with Off-Balance-Sheet Risk—The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and deposit account overdraft privilege. Those instruments involve, to varying degrees, elements of risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

Note 18 – Commitments and Contingencies (continued)

The following table presents a summary of the Bank’s commitments and contingent liabilities:

	December 31,	December 31,
(in thousands)	2016	2015
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$220,836	$196,399
Consumer loans	406,855	394,278
Real estate mortgage loans	42,184	42,793
Real estate construction loans	97,399	71,846
Standby letters of credit	12,763	8,330
Deposit account overdraft privilege	98,583	94,473

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

Legal Proceedings — On September 15, 2014, a former Personal Banker at one of the Bank’s in-store branches filed a Class Action Complaint against the Bank in Butte County Superior Court, alleging causes of action related to the observance of meal and rest periods and seeking to represent a class of current and former branch employees with the same or similar job duties, employed by the Bank within the State of California during the preceding four years. On or about June 25, 2015, Plaintiff filed an Amended Complaint expanding the class definition to include all current and former non-exempt branch employees employed by the Bank within the State of California at any time during the period of September 15, 2010 to the entry of judgment. The Bank responded to the First Amended Complaint by denying the charges and the parties engaged in written discovery. The parties then engaged in non-binding mediation during the third quarter of 2016.

In addition to this, on January 20, 2015, a then-current Personal Banker at one of the Bank’s in-store branches filed a First Amended Complaint against the Bank and the Company in Sacramento County Superior Court, alleging causes of action related to wage statement violations. As part of the Complaint Plaintiff is seeking to represent a class of current and former exempt and non-exempt employees who worked for the Company and/or the Bank during the time period of December 12, 2013 to October 21, 2016. The Company and the Bank responded to the First Amended Complaint by denying the charges and engaging in written discovery with Plaintiff. The parties then engaged in non-binding mediation of the action during the third quarter of 2016 as well.

As part of the mediations, which took place concurrently, the Bank agreed in principal to settle the two matters. In connection with the settlement and in consideration of a full release of all claims raised in both the actions, the Bank has agreed to pay up to $1.9 million though the actual cost of the settlement will depend on the number of claims submitted by the members of the purported classes. As a result, the Bank estimates the actual cost of the settlement may be approximately $1,450,000, and recorded such estimate. The settlement is subject to customary conditions, including court approval following notice to the members of the purported classes. Provided the parties can agree on the language to be included in the settlement agreement and then enter into a stipulation regarding the settlement, court hearings will be scheduled where the court will consider the terms of the settlement. But it should be noted there are no assurances the court will approve the settlement even if the parties enter into such a stipulation.

Neither the Company nor its subsidiaries are a party to any other pending legal proceedings that are material, nor is their property the subject of any other material pending legal proceeding at this time. All other legal proceedings are routine and arise out of the ordinary course of the Bank’s business. None of those proceedings are currently expected to have a material adverse impact upon the Company’s and the Bank’s business, their consolidated financial position nor their operations in any material amount not already accrued, after taking into consideration any applicable insurance.

Note 18 – Commitments and Contingencies (continued)

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

The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.648265 per Class B share. As of December 31, 2016, the value of the Class A shares was $78.02 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $1,723,000 as of December 31, 2016, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $16,758,000, $13,304,000, and $8,270,000 in 2016, 2015, and 2014, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight. Absent approval from the Commissioner of the Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2016, the Bank could have paid dividends of $82,615,000 to the Company without the approval of the Commissioner of the Department of Business Oversight,

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of December 31, 2016, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the years ended December 31, 2016, 2015, and 2014, employees tendered 264,800, 106,355, and 103,268 of the Company’s common stock with market value of $7,879,000, $2,868,000, and $2,551,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced August 21, 2007.

Note 20 – Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit (RSU) awards and stock appreciation rights. RSUs that vest based solely on the grantee remaining in the service of the Company for a certain amount of time, are referred to as “service condition vesting RSUs”. RSUs that vest based on the grantee remaining in the service of the Company for a certain amount of time and a market condition such as the total return of the Company’s common stock versus the total return of an index of bank stocks, are referred to as “market plus service condition vesting RSUs”. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of December 31, 2016, 481,900 options for the purchase of common shares, and 115,876 restricted stock units were outstanding, and 637,262 shares remain available for issuance, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of December 31, 2016, 110,350 options for the purchase of common shares were outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Stock option activity is summarized in the following table for the dates indicated:

			Weighted
			Average
	Number	Option Price	Exercise
	of Shares	per Share	Price
Outstanding at December 31, 2015	948,350	$12.63 to $25.91	$17.94
Options granted	—	— to —	—
Options exercised	(336,900)	$14.54 to $25.91	$19.31
Options forfeited	(19,200)	$14.76 to $23.21	$19.14
Outstanding at December 31, 2016	592,250	$12.63 to $23.21	$17.12

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of December 31, 2016:

	Currently	Currently Not	Total
	Exercisable	Exercisable	Outstanding
Number of options	520,650	71,600	592,250
Weighted average exercise price	$16.91	$18.64	$17.12
Intrinsic value (in thousands)	$8,991	$1,112	$10,103
Weighted average remaining contractual term (yrs.)	4.1	6.3	4.3

The 71,600 options that are currently not exercisable as of December 31, 2016 are expected to vest, on a weighted-average basis, over the next 1.3 years, and the Company is expected to recognize $368,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2016 or 2015.

The following table shows the total intrinsic value of options exercised, the total fair value of options vested, total compensation costs for options recognized in income, and total tax benefit recognized in income related to compensation costs for options during the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Intrinsic value of options exercised	$3,483,000	$969,000	$1,209,000
Fair value of options that vested	$580,000	$734,000	$965,000
Total compensation costs for options recognized in income	$580,000	$734,000	$965,000
Total tax benefit recognized in income related to compensation costs for options	$244,000	$380,000	$378,000
Weighted average fair value of grants (per option)	n/a	n/a	$8.17

Note 20—Stock Options and Other Equity-Based Incentive Instruments (continued)

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

	Year Ended December 31,
	2016	2015	2014
Assumptions used to value option grants:
Average expected terms (years)	n/a	n/a	6.3
Volatility	n/a	n/a	42.1%
Annual rate of dividends	n/a	n/a	1.90%
Discount rate	n/a	n/a	1.69%

Restricted stock unit (RSU) activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2015	46,286		32,097
RSUs granted	47,020	$28.01	19,402	$24.41
RSUs added through dividend credits	1,292		—
RSUs released	(20,529)		—
RSUs forfeited/expired	(5,619)		(4,073)
Outstanding at December 31, 2016	68,450		47,426

The 68,450 of service condition vesting RSUs outstanding as of December 31, 2016 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The 68,450 of service condition vesting RSUs that are currently outstanding as of December 31, 2016 are expected to vest, and be released, on a weighted-average basis, over the next 1.4 years. The Company is expected to recognize $1,296,000 of pre-tax compensation costs related to these service condition vesting RSUs between December 31, 2016 and their vesting dates. During the 2016 and 2015, the Company did not modify any service condition vesting RSUs.

The 47,426 of market plus service condition vesting RSUs outstanding as of December 31, 2016 are expected to vest, and be released, on a weighted-average basis, over the next 1.5 years. The Company is expected to recognize $564,000 of pre-tax compensation costs related to these RSUs between December 31, 2016 and their vesting dates. As of December 31, 2016, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 71,139 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2016 or 2015.

The following table shows the compensation costs for RSUs recognized in income for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Total compensation costs for RSUs recognized in income:
Service condition vesting RSUs	$616,000	$458,000	$126,000
Market plus service condition vesting RSUs	$271,000	$179,000	$42,000

Note 21 – Noninterest Income and Expense

The components of other noninterest income were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Service charges on deposit accounts	$14,365	$14,276	$11,811
ATM and interchange fees	15,859	13,364	9,651
Other service fees	3,121	2,977	2,206
Mortgage banking service fees	2,065	2,164	1,869
Change in value of mortgage servicing rights	(2,184)	(701)	(1,301)

Total service charges and fees	33,226	32,080	24,236

Gain on sale of loans	4,037	3,064	2,032
Commissions on sale of non-deposit investment products	2,329	3,349	2,995
Increase in cash value of life insurance	2,717	2,786	1,953
Change in indemnification asset	(493)	(207)	(856)
Gain on sale of foreclosed assets	262	991	2,153
Sale of customer checks	408	492	450
Lease brokerage income	711	712	504
Gain (loss) on disposal of fixed assets	(147)	(129)	49
Gain on life insurance death benefit	238	155	—
Other	1,275	2,054	1,000

Total other noninterest income	11,337	13,267	10,280

Total noninterest income	$44,563	$45,347	$34,516

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights, totaling $(119,000), $1,463,000, and $568,000, were recorded in service charges and fees noninterest income for the years ended December 31, 2016, 2015, and 2014, respectively.

The components of noninterest expense were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Base salaries, net of deferred loan origination costs	$53,169	$46,822	$39,342
Incentive compensation	8,872	6,964	5,068
Benefits and other compensation costs	18,683	17,619	13,134

Total salaries and benefits expense	80,724	71,405	57,544

Occupancy	10,139	10,126	8,203
Equipment	6,597	5,997	4,514
Data processing and software	8,846	7,670	6,512
Assessments	2,105	2,572	2,107
ATM & POS network charges	4,999	4,190	2,996
Advertising	3,829	3,992	2,413
Professional fees	5,409	4,545	3,888
Telecommunications	2,749	3,007	2,870
Postage	1,603	1,296	949
Courier service	998	1,154	1,055
Foreclosed assets expense	266	490	528
Intangible amortization	1,377	1,157	446
Operational losses	1,564	737	764
Provision for foreclosed asset losses	140	502	208
Change in reserve for unfunded commitments	244	330	(395)
Legal settlement	1,450	—	—
Merger & acquisition expense	784	586	4,858
Miscellaneous other	12,174	11,085	10,919

Total other noninterest expense	65,273	59,436	52,835

Total noninterest expense	$145,997	$130,841	$110,379

Merger and acquisition expense:
Base salaries, net of loan origination costs	$187	—	—
Incentive compensation	—	—	$1,174
Benefits and other compensation costs	—	—	94
Data processing and software	—	$108	475
Professional fees	342	120	2,390
Other	255	358	725

Total merger expense	$784	$586	$4,858

Note 22—Income Taxes

The components of consolidated income tax expense are as follows:

	2016	2015	2014
		(in thousands)
Current tax expense
Federal	$17,401	$21,076	$14,485
State	7,121	7,139	5,016

	$24,522	28,215	19,501

Deferred tax expense (benefit)
Federal	2,735	408	(794)
State	455	273	(199)

	3,190	681	(993)

Total tax expense	$27,712	$28,896	$18,508

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes. The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit.

Taxes recorded directly to shareholders’ equity are not included in the preceding table. These taxes (benefits) relating to changes in unfunded status of the supplemental retirement plans amounting to $429,000 in 2016, $904,000 in 2015, and $(2,984,000) in 2014, taxes (benefits) related to unrealized gains and losses on available-for-sale investment securities amounting to $(4,631,000) in 2016, $(797,000) in 2015, and $(68,000) in 2014, taxes (benefits) related to employee stock options of $(170,000) in 2016, $(28,000) in 2105, and $(293,000) in 2014, were recorded directly to shareholders’ equity.

The Company recognized, as components of tax expense, tax credits and other tax benefits, and amortization expense relating to our investments in Qualified Affordable Housing Projects as followers for the periods indicated:

Year ended December 31,	2016	2015	2014
		(in thousands)
Tax credits and other tax benefits – decrease in tax expense	$(954)	$(354)	—
Depreciation – increase in tax expense	$757	$277	—

Prior to 2015, the Company had no investments in Qualified Affordable Housing Projects.

The carrying value of Low Income Housing Tax Credit Funds was $18,465,000 and $4,223,000 as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company has committed to make additional capital contributions to the Low Income Housing Tax Credit Funds in the amount of $15,176,000, and these contributions are expected to be made over the next several years.

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2016, 2015 and 2014 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Years Ended December 31,
	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.8	6.6	7.0
Tax-exempt interest on municipal obligations	(1.8)	(0.7)	(0.4)
Tax-exempt life insurance related income	(1.3)	(1.3)	(1.5)
Low income housing tax credit benefits	(1.3)	(0.4)	—
Low income housing tax credit amortization	0.8	—	—
Non-deductible joint beneficiary agreement expense	0.1	0.1	0.2
Non-deductible merger expense	—	—	1.0
Other	(0.1)	0.4	0.2

Effective Tax Rate	38.2%	39.7%	41.5%

Note 22 – Income Taxes (continued)

The temporary differences, tax effected, which give rise to the Company’s net deferred tax asset recorded in other assets are as follows as of December 31 for the years indicated:

	2016	2015
	(in thousands)
Deferred tax assets:
Allowance for losses and reserve for unfunded commitments	$14,809	$16,182
Deferred compensation	2,743	2,827
Accrued pension liability	9,220	8,597
Accrued bonus	1,727	1,326
Other accrued expenses	781	143
Unfunded status of the supplemental retirement plans	1,982	2,411
State taxes	2,257	2,297
Share based compensation	2,063	2,701
Nonaccrual interest	408	1,979
OREO write downs	132	241
Indemnification asset	313	219
Acquisition cost basis	3,996	5,118
Unrealized loss on securities	3,730	—
Tax credits	491	491
Net operating loss carryforwards	3,354	5,252
Other	981	889

Total deferred tax assets	48,987	50,673

Deferred tax liabilities:
Securities income	(1,362)	(1,362)
Unrealized gain on securities	—	(902)
Depreciation	(3,032)	(2,654)
Merger related fixed asset valuations	(54)	(54)
Securities accretion	(478)	(485)
Mortgage servicing rights valuation	(2,710)	(3,118)
Core deposit intangible	(1,813)	(2,331)
Junior subordinated debt	(2,616)	(2,699)
Prepaid expenses and other	(723)	(628)

Total deferred tax liability	(12,788)	(14,233)

Net deferred tax asset	$36,199	$36,440

As part of the merger with North Valley in 2014, TriCo acquired federal and state net operating loss carryforwards, capital loss carryforwards, and tax credit carryforwards. These tax attribute carryforwards will be subject to provisions of the tax law that limit the use of such losses and credits generated by a company prior to the date certain ownership changes occur. The amount of the Company’s net operating loss carryforwards that would be subject to these limitations as of December 31, 2016 were $4.6 million and $26.0 million for federal and California, respectively. The amount of the Company’s capital loss carryforwards that would be subject to these limitations as of December 31, 2016 were $111,000 and $388,000 for federal and California, respectively. The amount of the Company’s tax credits that would be subject to these limitations as of December 31, 2016 are $69,000 and $2.7 million for federal and California, respectively. Due to the limitation, a significant portion of the state tax credits will expire regardless of whether the Company generates future taxable income. As such, the Company has recorded the future benefit of these tax credits on the books at the value which is more likely than not to be realized. These tax loss and tax credit carryforwards expire at various dates beginning in 2018.

The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, including the tax attribute carryforwards acquired as part of the North Valley merger.

As part of the North Valley merger, TriCo inherited an unrecognized tax benefit for tax positions claimed on prior year tax returns filed by North Valley. The Company had an unrecognized tax benefit of $114,000 as of December 31, 2016, the recognition of which would reduce the Company’s tax expense by $73,000. Management does not expect the unrecognized tax benefit will materially change in the next 12 months. A summary of changes in the Company’s unrecognized tax benefit (including interest and penalties) in 2016 is as follows:

(in thousands)	UTB	Interest/Penalties	Total
As of December 31, 2015	$168	$14	$182
Lapse of the applicable statute of limitations	(54)	(7)	(61)

As of December 31, 2016	$114	7	121

During the years ended December 31, 2016 and December 31, 2015 the Company recognized no interest and penalties related to taxes. The Company files income tax returns in the U.S. federal jurisdiction, and California. With few exceptions, the Company is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years before 2013 and 2012, respectively.

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

	Years ended December 31,
	2016	2015	2014
Net income (in thousands)	$44,811	$43,818	$26,108

(number of shares in thousands)
Average number of common shares outstanding	22,814	22,750	17,716
Effect of dilutive stock options	273	248	207

Average number of common shares outstanding used to calculate diluted earnings per share	23,087	22,998	17,923

Based on an average of quarterly computations, there were 13,825, 20,625, and 95,600 options and restricted stock units excluded from the computation of annual diluted earnings per share for the years ended December 31, 2016, 2015 and 2014, respectively, because the effect of these options and restricted stock units were antidilutive.

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

	Years Ended December 31,
	2016	2015	2014
		(in thousands)
Unrealized holding losses on available for sale securities before reclassifications	$(11,015)	$(1,895)	$(162)
Amounts reclassified out of accumulated other comprehensive income	—	—	—

Unrealized holding losses on available for sale securities after reclassifications	(11,015)	(1,895)	(162)
Tax effect	4,631	797	68

Unrealized holding losses on available for sale securities, net of tax	(6,384)	(1,098)	(94)

Change in unfunded status of the supplemental retirement plans before reclassifications	511	1,384	(7,253)
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(40)	(57)	138
Amortization of actuarial losses	550	823	17

Total amounts reclassified out of accumulated other comprehensive income	510	766	155

Change in unfunded status of the supplemental retirement plans after reclassifications	1,021	2,150	(7,098)
Tax effect	(429)	(904)	2,984

Change in unfunded status of the supplemental retirement plans, net of tax	592	1,246	(4,114)

Change in joint beneficiary agreement liability before reclassifications	(343)	277	148
Amounts reclassified out of accumulated other comprehensive income	—	—	—

Change in joint beneficiary agreement liability after reclassifications	(343)	277	148
Tax effect	—	—	—

Change in joint beneficiary agreement liability, net of tax	(343)	277	148

Total other comprehensive income (loss)	$(6,135)	$425	$(4,060)

Note 24 – Comprehensive Income (continued)

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	December 31,
	2016	2015
	(in thousands)
Net unrealized gains on available for sale securities	$(8,870)	$2,145
Tax effect	3,729	(902)

Unrealized holding gains on available for sale securities, net of tax	(5,141)	1,243

Unfunded status of the supplemental retirement plans	(4,714)	(5,735)
Tax effect	1,982	2,411

Unfunded status of the supplemental retirement plans, net of tax	(2,732)	(3,324)

Joint beneficiary agreement liability	(40)	303
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	(40)	303

Accumulated other comprehensive loss	$(7,913)	$(1,778)

Note 25 – Retirement Plans

401(k) Plan

The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. Prior to July 1, 2015, the Company did not contribute to the 401(k) Plan. Effective July 1, 2015, the Company initiated a discretionary matching contribution equal to 50% of participant’s elective deferrals each quarter, up to 4% of eligible compensation. The Company recorded $678,000, $300,000, and $0, of salaries & benefits expense attributable to the 401(k) Plan matching contribution during the years 2016, 2015, and 2014, respectively.    The Company made $811,000, $0, and $0, of 401(k) Plan matching contributions during the years 2016, 2015, and 2014, respectively.

Employee Stock Ownership Plan

Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $1,368,000, $2,651,000, and $1,294,000 were made during 2016, 2015, and 2014, respectively. Expenses related to the Company’s ESOP, are included in benefits and other compensation costs under salaries and benefits expense, and were $1,831,000, $2,282,000, and $1,467,000 during 2016, 2015, and 2014, respectively. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans

The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $6,525,000, and $6,725,000 at December 31, 2016 and 2015, respectively.    Earnings credits on deferred balances totaling $487,000 in 2016, $538,000 in 2015, and $551,000 in 2014, respectively, are included in noninterest expense.

Supplemental Retirement Plans

The Company has supplemental retirement plans for certain directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the supplemental retirement obligations were $95,912,000 and $94,560,000 at December 31, 2016 and 2015, respectively.

The Company recorded in other liabilities the unfunded status of the supplemental retirement plans of $4,714,000 and $5,735,000 related to the supplemental retirement plans as of December 31, 2016 and 2015, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities.

Note 25 – Retirement Plans (continued)

At December 31, 2016 and 2015, the unfunded status of the supplemental retirement plans of $4,714,000 and $5,735,000 were offset by a reduction of shareholders’ equity accumulated other comprehensive loss of $2,732,000 and $3,324,000, respectively, representing the after-tax impact of the unfunded status of the supplemental retirement plans, and the related deferred tax asset of $1,982,000 and $2,411,000, respectively. Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company’s defined benefit pension plans are presented in the following table. The Company expects to recognize approximately $381,000 of the net actuarial loss reported in the following table as of December 31, 2016 as a component of net periodic benefit cost during 2017.

	December 31,
(in thousands)	2016	2015
Transition obligation	$7	$7
Prior service cost	(75)	(115)
Net actuarial loss	4,782	5,843

Amount included in accumulated other comprehensive loss	4,714	5,735
Deferred tax benefit	(1,982)	(2,411)

Amount included in accumulated other comprehensive loss, net of tax	$2,732	$3,324

Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

	December 31,
	2016	2015
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(26,184)	$(26,798)
Acquisition	—	—
Service cost	(1,042)	(1,023)
Interest cost	(1,025)	(957)
Actuarial (loss)/gain	511	1,382
Benefits paid	1,095	1,212

Benefit obligation at end of year	$(26,645)	$(26,184)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—

Fair value of plan assets at end of year	$—	$—

Funded status	$(26,645)	$(26,184)
Unrecognized net obligation existing at January 1, 1986	7	7
Unrecognized net actuarial loss	4,782	5,843
Unrecognized prior service cost	(75)	(115)
Accumulated other comprehensive income	(4,714)	(5,735)

Accrued benefit cost	$(26,645)	$(26,184)

Accumulated benefit obligation	$(25,241)	$(24,469)

The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$1,042	$1,023	$652
Interest cost on projected benefit obligation	1,025	957	739
Amortization of net obligation at transition	2	2	2
Amortization of prior service cost	(41)	(57)	138
Recognized net actuarial loss	549	823	16

Net periodic pension cost	$2,577	$2,748	$1,547

Note 25 – Retirement Plans (continued)

The following table sets forth assumptions used in accounting for the plans:

	Years Ended December 31,
	2016	2015	2014
Discount rate used to calculate benefit obligation	3.80%	4.00%	3.65%
Discount rate used to calculate net periodic pension cost	3.80%	4.00%	3.65%
Average annual increase in executive compensation	2.50%	2.50%	2.50%
Average annual increase in director compensation	2.50%	2.50%	2.50%

The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

Years Ended	Expected Benefit Payments to Participants	Estimated Company Contributions
	(in thousands)
2017	$1,067	$1,067
2018	958	958
2019	823	823
2020	701	701
2021	520	520
2022-2026	$3,212	$3,212

Note 26 – Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for the periods indicated (in thousands):

Balance December 31, 2014	3,132
Advances/new loans	3,098
Removed/payments	(2,029)

Balance December 31, 2015	$4,201
Advances/new loans	730
Removed/payments	(2,499)

Balance December 31, 2016	$2,432

Until the end of 2015, Director Chrysler was a principal owner and CEO of Modern Building Inc., a construction company, where he continues to be employed in a nonexecutive position. Modern Building Inc. provided construction services to the Company related to new and existing Bank facilities for aggregate payments of $2,289,000, $1,030,000, and $1,181,000, during 2016, 2015 and 2014, respectively.

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

Securities available for sale—Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. The Company had no securities classified as Level 3 during any of the periods covered in these financial statements.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at December 31, 2016	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$429,678	—	$429,678	—
Obligations of states and political subdivisions	117,617	—	117,617	—
Marketable equity securities	2,938	$2,938	—	—
Mortgage servicing rights	6,595	—	—	$6,595

Total assets measured at fair value	$556,828	$2,938	$547,295	$6,595

Fair value at December 31, 2015	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$313,682	—	$313,682	—
Obligations of states and political subdivisions	88,218	—	88,218	—
Marketable equity securities	2,985	$2,985	—	—
Mortgage servicing rights	7,618	—	—	$7,618

Total assets measured at fair value	$412,503	$2,985	$401,900	$7,618

Note 27 – Fair Value Measurement (continued)

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during 2016 or 2015.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2016 and 2015. Had there been any transfer into or out of Level 3 during 2016 or 2015, the amount included in the “Transfers into (out of) Level 3” column would represent the beginning balance of an item in the period (interim quarter) during which it was transferred (in thousands):

Year ended December 31,	Ending Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Beginning Balance
2016: Mortgage servicing rights	$6,595	—	$(2,184)	$1,161	$7,618
2015: Mortgage servicing rights	$7,618	—	$(701)	$941	$7,378

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

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2016:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,595	Discounted cash flow	Constant prepayment rate	6.9%-16.6%, 8.8%
			Discount rate	14.0%-16.0%, 14.0%

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

Year ended December 31, 2016	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$1,107	—	—	$1,107	$(409)
Foreclosed assets	2,253			2,253	(86)

Total assets measured at fair value	$3,360	—	—	$3,360	$(495)

Year ended December 31, 2015	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$4,649	—	—	$4,649	$(663)
Foreclosed assets	1,839			1,839	(418)

Total assets measured at fair value	$6,488	—	—	$6,488	$(1,081)

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

The foreclosed assets amount above represents impaired real estate that has been adjusted to fair value. Foreclosed assets represent real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on non-covered other real estate owned for fair value adjustments based on the fair value of the real estate.

Note 27 – Fair Value Measurement (continued)

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2016:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$1,107	Sales comparison	Adjustment for differences
		approach	between comparable sales	Not meaningful
		Income approach	Capitalization rate	N/A
Foreclosed assets	$15	Sales comparison	Adjustment for differences
(Land & construction)		approach	between comparable sales	Not meaningful
Foreclosed assets (residential	$1,564	Sales comparison	Adjustment for differences
(Residential real estate)		approach	between comparable sales	Not meaningful
Foreclosed assets	$674	Sales comparison	Adjustment for differences
(Commercial real estate)		approach	between comparable sales	Not meaningful

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

Securities held to maturity—The fair value of securities held to maturity is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. The Company had no securities held to maturity classified as Level 3 during any of the periods covered in these financial statements.

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

Note 27 – Fair Value Measurement (continued)

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$92,197	$92,197	$94,305	$94,305
Cash at Federal Reserve and other banks	213,415	213,415	209,156	209,156
Level 2 inputs:
Securities held to maturity	602,536	603,203	726,530	732,208
Restricted equity securities	16,956	N/A	16,596	N/A
Loans held for sale	2,998	2,998	1,873	1,873
Level 3 inputs:
Loans, net	2,727,090	2,763,473	2,486,926	2,555,297
Financial liabilities:
Level 2 inputs:
Deposits	3,895,560	3,893,941	3,631,266	3,630,129
Other borrowings	17,493	17,493	12,328	12,328
Level 3 inputs:
Junior subordinated debt	$56,667	$49,033	$56,470	$44,527

	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Off-balance sheet:
Level 3 inputs:
Commitments	$767,274	$7,673	$705,316	$7,053
Standby letters of credit	$12,763	$128	$8,330	$83
Overdraft privilege commitments	$98,583	$986	$94,473	$945

Note 28 – TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets

	December 31,
	2016	2015
Assets	(in thousands)
Cash and Cash equivalents	$2,802	$2,565
Investment in Tri Counties Bank	529,907	504,655
Other assets	1,711	1,714

Total assets	$534,420	$508,934

Liabilities and shareholders’ equity
Other liabilities	$406	$348
Junior subordinated debt	56,667	56,470

Total liabilities	57,073	56,818

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 22,867,802 and 22,775,173 shares, respectively	252,820	247,587
Retained earnings	232,440	206,307
Accumulated other comprehensive loss, net	(7,913)	(1,778)

Total shareholders’ equity	477,347	452,116

Total liabilities and shareholders’ equity	$534,420	$508,934

Condensed Statements of Income

	Years ended December 31,
	2016	2015	2014
	(in thousands)
Interest expense	$(2,229)	$(1,977)	$(1,403)
Administration expense	(725)	(814)	(2,720)

Loss before equity in net income of Tri Counties Bank	(2,954)	(2,791)	(4,123)
Equity in net income of Tri Counties Bank:
Distributed	16,758	13,304	8,270
Undistributed	29,764	32,131	20,720
Income tax benefit	1,243	1,174	1,241

Net income	$44,811	$43,818	$26,108

Condensed Statements of Comprehensive Income

	Years ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$44,811	$43,818	$26,108
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities arising during the period	(6,384)	(1,098)	(94)
Change in minimum pension liability	592	1,246	(4,114)
Change in joint beneficiary agreement liability	(343)	277	148

Other comprehensive (loss) income	(6,135)	425	(4,060)

Net income	$38,676	$44,243	$22,048

Condensed Statements of Cash Flows

	Years ended December 31,
	2016	2015	2014
Operating activities:		(in thousands)
Net income	$44,811	$43,818	$26,108
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in earnings of Tri Counties Bank	(29,764)	(32,131)	(20,720)
Equity compensation vesting expense	1,467	1,370	1,133
Equity compensation tax effect	(155)	68	(225)
Net change in other assets and liabilities	(1,210)	(1,120)	671

Net cash provided by operating activities	15,149	12,005	6,967
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	518	660	616
Equity compensation tax effect	155	(68)	225
Repurchase of common stock	(1,890)	(412)	(292)
Cash dividends paid — common	(13,695)	(11,849)	(7,807)

Net cash used for financing activities	(14,912)	(11,669)	(7,258)

(decrease) increase in cash and cash equivalents	237	336	(291)
Cash and cash equivalents at beginning of year	2,565	2,229	2,520

Cash and cash equivalents at end of year	$2,802	$2,565	$2,229

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

The following tables presents actual and required capital ratios as of December 31, 2016 and 2015 for the Company and the Bank under Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of December 31, 2016 and 2015 based on the phased-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased In		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2016:
Total Capital
(to Risk Weighted Assets):
Consolidated	$503,283	14.65%	$274,862	8.00%	$360,756	10.50%	N/A	N/A
Tri Counties Bank	$500,876	14.59%	$274,725	8.00%	$360,577	10.50%	$343,407	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$468,061	13.62%	$206,147	6.00%	$292,041	8.50%	N/A	N/A
Tri Counties Bank	$465,654	13.56%	$206,044	6.00%	$291,896	8.50%	$274,725	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$414,632	12.07%	$154,610	4.50%	$240,504	7.00%	N/A	N/A
Tri Counties Bank	$465,654	13.56%	$154,533	4.50%	$240,385	7.00%	$223,214	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$468,061	10.62%	$176,346	4.00%	$176,346	4.00%	N/A	N/A
Tri Counties Bank	$465,654	10.56%	$176,341	4.00%	$176,341	4.00%	$220,426	5.00%
As of December 31, 2015:
Total Capital
(to Risk Weighted Assets):
Consolidated	$474,436	15.09%	$251,555	8.00%	$330,165	10.50%	N/A	N/A
Tri Counties Bank	$473,327	15.06%	$251,418	8.00%	$329,985	10.50%	$314,272	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$435,950	13.86%	$188,666	6.00%	$267,277	8.50%	N/A	N/A
Tri Counties Bank	$434,841	13.84%	$188,563	6.00%	$267,131	8.50%	$251,418	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$385,747	12.27%	$141,499	4.50%	$220,110	7.00%	N/A	N/A
Tri Counties Bank	$434,841	13.84%	$141,422	4.50%	$219,990	7.00%	$204,277	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$435,950	10.79%	$161,562	4.00%	$161,562	4.00%	N/A	N/A
Tri Counties Bank	$434,841	10.76%	$161,601	4.00%	$161,601	4.00%	$202,002	5.00%

As of December 31, 2016, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Also, at December 31, 2016 and 2015, the most recent regulation notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Note 30 – Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the four quarters of 2015 and 2014, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2016 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$483	$777	$426	$269
Discount accretion PCI – other	658	569	415	(45)
Discount accretion PNCI	637	883	1,459	868
All other loan interest income	34,463	33,540	32,038	33,646

Total loan interest income	36,241	35,769	34,338	34,738
Debt securities, dividends and interest bearing cash at Banks (not FTE)	8,374	7,940	8,252	8,056

Total interest income	44,615	43,709	42,590	42,794
Interest expense	1,460	1,439	1,430	1,392

Net interest income	43,155	42,270	41,160	41,402
(Benefit from reversal of) provision for loan losses	(1,433)	3,973)	(773)	209

Net interest income after provision for loan losses	44,588	46,243	41,933	41,193
Noninterest income	12,462	11,066	11,245	9,790
Noninterest expense	36,563	37,416	38,267	33,751

Income before income taxes	20,487	19,893	14,911	17,232
Income tax expense	7,954	7,694	5,506	6,558

Net income	$12,533	$12,199	$9,405	$10,674

Per common share:
Net income (diluted)	$0.54	$0.53	$0.41	$0.46

Dividends	$0.15	$0.15	$0.15	$0.15

	2015 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$302	$445	$404	$172
Discount accretion PCI – other	1,392	1,090	907	1,274
Discount accretion PNCI	573	1,590	822	1,348
All other loan interest income	32,571	30,689	29,886	28,371

Total loan interest income	34,838	33,814	32,019	31,165
Debt securities, dividends and interest bearing cash at banks (not FTE)	7,652	7,518	7,848	6,560

Total interest income	42,490	41,332	39,867	37,725
Interest expense	1,349	1,339	1,346	1,382

Net interest income	41,141	39,993	38,521	36,343
(Benefit from) provision for loan losses	(908)	(866)	(633)	197

Net interest income after provision for loan losses	42,049	40,859	39,154	36,146
Noninterest income	11,445	11,642	12,080	10,180
Noninterest expense	34,684	31,439	32,436	32,282

Income before income taxes	18,810	21,062	18,798	14,044
Income tax expense	7,388	8,368	7,432	5,708

Net income	$11,422	$12,694	$11,366	$8,336

Per common share:
Net income (diluted)	$0.50	$0.55	$0.49	$0.36

Dividends	$0.15	$0.13	$0.13	$0.11

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in the 2013 Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2016.

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

Crowe Horwath LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2016, and the Company’s effectiveness of internal control over financial reporting as of December 31, 2016, as stated in its report, which is included herein.

/s/ Richard P. Smith
Richard P. Smith
President and Chief Executive Officer

/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer

March 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

TriCo Bancshares

Chico, California

We have audited the accompanying consolidated balance sheets of TriCo Bancshares as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited TriCo Bancshares’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TriCo Bancshares’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriCo Bancshares as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, TriCo Bancshares maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Sacramento, California

March 14, 2017

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2016, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

(b) Management’s Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Management’s report on internal control over financial reporting is set forth on page 100 of this report and is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in its report, which is set forth on page 101 of this report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2016 was so disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2017 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2017annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2017 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2017 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2017 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

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

Date: March 14, 2017		TRICO BANCSHARES

	By:	/s/ Richard P. Smith
Richard P. Smith, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 14, 2017	/s/ Richard P. Smith
Richard P. Smith, President, Chief Executive
Officer and Director (Principal Executive Officer)

Date: March 14, 2017	/s/ Thomas J. Reddish
Thomas J. Reddish, Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)

Date: March 14, 2017	/s/ Donald J. Amaral
Donald J. Amaral, Director

Date: March 14, 2017	/s/ William J. Casey
William J. Casey, Director and Chairman of the Board

Date: March 14, 2017	/s/ Craig S. Compton
Craig S. Compton, Director

Date: March 14, 2017	/s/ L. Gage Chrysler
L. Gage Chrysler, Director

Date: March 14, 2017	/s/ Cory W. Giese
Cory W. Giese, Director

Date: March 14, 2017	/s/ John S.A. Hasbrook
John S.A. Hasbrook, Director

Date: March 14, 2017	/s/ Patrick A. Kilkenny
Patrick A. Kilkenny, Director

Date: March 14, 2017	/s/ Michael W. Koehnen
Michael W. Koehnen, Director

Date: March 14, 2017	/s/ Martin A. Mariani
Martin A. Mariani, Director

Date: March 14, 2017	/s/ W. Virginia Walker
W. Virginia Walker, Director

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 17, 2009).

3.2	Bylaws of TriCo, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).

4.1	Instruments defining the rights of holders of the long-term debt securities of the TriCo and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. TriCo hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1*	Form of Change of Control Agreement among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, John Fleshood, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).

10.2*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.3*	TriCo’s 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.4*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.5*	Transaction Bonus Agreement between TriCo Bancshares and Richard P. Smith dated as of August 7, 2014 (incorporated by reference to Exhibit 10.4 to TriCo’s Form 8-K filed on August 13, 2014).

10.6*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.7*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.8*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.9*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.10*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.12*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.13*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.14*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.15*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.18*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.19*	Form of Stock Option Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed May 25, 2010).

10.20*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Employee Executives pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

Item 6	– Exhibits (continued)

10.21*	Form of Restricted Stock Unit Agreement and Grant Notice for Directors pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.22*	Form of Performance Award Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to TriCo’s Current Report on Form 8-K filed August 13, 2014).

10.23*	John Fleshood Offer Letter dated November 3, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).

10.24*	Amendment to John Fleshood Offer Letter dated December 19, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).

21.1	List of Subsidiaries

23.1	Independent Registered Public Accounting Firm’s Consent

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement