Form 10-Q
period 2017-03-31
TRICO BANCSHARES /
filed 2017-05-10
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, no par value: 22,873,305 shares outstanding as of May 3, 2017

TriCo Bancshares

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the “Company”) that are subject to the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current knowledge and belief of the Company’s management (“Management”) and include information concerning the Company’s possible or assumed future financial condition and results of operations. When you see any of the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions, it may mean the Company is making forward-looking statements. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1A of this report for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those suggested by any forward-looking statement made in this report. Such Form 10-K and this report should be read in their entirety to put any forward-looking statements in context and to gain a more complete understanding of the risks and uncertainties involved in the Company’s business. Any forward-looking statement may turn out to be wrong and cannot be guaranteed. The Company does not intend to update any forward-looking statement after the date of this report.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At March 31, 2017	At December 31, 2016

Assets:
Cash and due from banks	$113,569	$92,197
Cash at Federal Reserve and other banks	210,137	213,415

Cash and cash equivalents	323,706	305,612
Investment securities:
Available for sale	571,719	550,233
Held to maturity	580,137	602,536
Restricted equity securities	16,956	16,956
Loans held for sale	1,176	2,998
Loans	2,761,192	2,759,593
Allowance for loan losses	(31,017)	(32,503)

Total loans, net	2,730,175	2,727,090
Foreclosed assets, net	3,529	3,986
Premises and equipment, net	49,508	48,406
Cash value of life insurance	95,783	95,912
Accrued interest receivable	11,236	12,027
Goodwill	64,311	64,311
Other intangible assets, net	6,204	6,563
Mortgage servicing rights	6,860	6,595
Other assets	66,654	74,743

Total assets	$4,527,954	$4,517,968

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,254,431	$1,275,745
Interest-bearing	2,644,453	2,619,815

Total deposits	3,898,884	3,895,560
Accrued interest payable	770	818
Reserve for unfunded commitments	2,734	2,719
Other liabilities	66,938	67,364
Other borrowings	15,197	17,493
Junior subordinated debt	56,713	56,667

Total liabilities	4,041,236	4,040,621

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
22,873,305 at March 31, 2017	253,456
22,867,802 at December 31, 2016		252,820
Retained earnings	240,664	232,440
Accumulated other comprehensive loss, net of tax	(7,402)	(7,913)

Total shareholders’ equity	486,718	477,347

Total liabilities and shareholders’ equity	$4,527,954	$4,517,968

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended March 31,
	2017	2016

Interest and dividend income:
Loans, including fees	$34,914	$34,738
Debt securities:
Taxable	6,703	6,545
Tax exempt	1,041	897
Dividends	391	375
Interest bearing cash at
Federal Reserve and other banks	435	239

Total interest and dividend income	43,484	42,794

Interest expense:
Deposits	894	855
Other borrowings	2	2
Junior subordinated debt	595	535

Total interest expense	1,491	1,392

Net interest income	41,993	41,402

(Benefit from reversal of) provision for loan losses	(1,557)	209

Net interest income after provision for loan losses	43,550	41,193

Noninterest income:
Service charges and fees	8,907	7,305
Gain on sale of loans	910	803
Commissions on sale of non-deposit investment products	607	532
Increase in cash value of life insurance	685	696
Other	594	454

Total noninterest income	11,703	9,790

Noninterest expense:
Salaries and related benefits	20,893	19,265
Other	14,929	14,486

Total noninterest expense	35,822	33,751

Income before income taxes	19,431	17,232

Provision for income taxes	7,352	6,558

Net income	$12,079	$10,674

Earnings per share:
Basic	$0.53	$0.47
Diluted	$0.52	$0.46

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended
	March 31,
	2017	2016

Net income	$12,079	$10,674
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	457	3,550
Change in minimum pension liability	54	—

Other comprehensive income (loss)	511	3,550

Comprehensive income	$12,590	$14,224

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total

Balance at December 31, 2015	22,775,173	$247,587	$206,307	$(1,778)	$452,116
Net income			10,674		10,674
Other comprehensive income				3,550	3,550
Stock option vesting		155			155
RSU vesting		120			120
PSU vesting		56			56
Stock options exercised	10,000	173			173
Tax benefit of stock options exercised		10			10
Dividends paid ($ 0.15 per share)			(3,418)		(3,418)

Balance at March 31, 2016	22,785,173	$248,101	$213,563	$1,772	$463,436

Balance at December 31, 2016	22,867,802	$252,820	$232,440	$(7,913)	$477,347
Net income			12,079		12,079
Other comprehensive income				511	511
Stock option vesting		88			88
RSU vesting		204			204
PSU vesting		89			89
Stock options exercised	21,450	435			435
RSUs released	304
Repurchase of common stock	(16,251)	(180)	(424)		(604)
Dividends paid ($ 0.15 per share)			(3,431)		(3,431)

Balance at March 31, 2017	22,873,305	$253,456	$240,664	$(7,402)	$486,718

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the three months ended March 31,
	2017	2016
Operating activities:
Net income	$12,079	$10,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	1,604	1,526
Amortization of intangible assets	359	299
(Reversal of) provision for loan losses	(1,557)	209
Amortization of investment securities premium, net	798	1,131
Originations of loans for resale	(34,317)	(26,130)
Proceeds from sale of loans originated for resale	36,771	26,243
Gain on sale of loans	(910)	(803)
Change in market value of mortgage servicing rights	13	698
Reversal of losses on foreclosed assets	(66)	(11)
Gain on sale of foreclosed assets	(118)	(92)
Loss on disposal of fixed assets	—	31
Gain on sale of premises held for sale	(3)	—
Increase in cash value of life insurance	(685)	(696)
Gain on life insurance death benefit	(107)	—
Equity compensation vesting expense	381	331
Stock option excess tax benefits	—	(10)
Change in:
Reserve for unfunded commitments	15	—
Interest receivable	791	(289)
Interest payable	(48)	(23)
Other assets and liabilities, net	4,444	(8,988)

Net cash from operating activities	19,444	4,100

Investing activities:
Proceeds from maturities of securities available for sale	14,069	10,052
Proceeds from maturities of securities held to maturity	22,074	20,815
Purchases of securities available for sale	(35,241)	(77,045)
Loan origination and principal collections, net	(1,613)	(45,515)
Proceeds from sale of loans other than loans originated for sale	—	27,049
Proceeds from sale of other real estate owned	726	1,417
Proceeds from sale of premises and equipment	—	1
Proceeds from sale of premises held for sale	3,338	—
Purchases of premises and equipment	(2,413)	(7,424)
Life insurance proceeds	282	—
Cash received from acquisition, net	—	156,316

Net cash provided by investing activities	1,222	85,666

Financing activities:
Net increase (decrease) in deposits	3,324	(7,457)
Net change in other borrowings	(2,296)	6,343
Stock option excess tax benefits	—	10
Repurchase of common stock	(169)	—
Dividends paid	(3,431)	(3,418)
Exercise of stock options	—	173

Net cash used by financing activities	(2,572)	(4,349)

Net change in cash and cash equivalents	18,094	85,417

Cash and cash equivalents and beginning of year	305,612	303,461

Cash and cash equivalents at end of year	$323,706	$388,878

Supplemental disclosure of noncash activities:
Unrealized gain on securities available for sale	$787	$6,125
Loans transferred to foreclosed assets	$85	$416
Deferred gain on sale of premises held for sale	$438	—
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	$604	—
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$1,539	$1,415
Cash paid for income taxes	—	—
Assets acquired in acquisition	—	$161,231
Liabilities assumed in acquisition	—	$161,231

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

TriCo Bancshares (the “Company” or “we”) is a California corporation organized to act as a bank holding company for Tri Counties Bank (the “Bank”). The Company and the Bank are headquartered in Chico, California. The Bank is a California-chartered bank that is engaged in the general commercial banking business in 26 California counties. The Bank operates from 58 traditional branches and 10 in-store branches. The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by TriCo and three acquired with the acquisition of North Valley Bancorp. See Note 17 – Junior Subordinated Debt.

The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,703,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. During the three months ended March 31, 2017 and throughout 2016, the Company did not have any securities classified as trading.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is more likely than not that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the three months ended March 31, 2017 or the year ended December 31, 2016.

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

An allowance for loan losses for originated loans is established through a provision for loan losses charged to expense. The allowance is maintained at a level which, in Management’s judgment, is adequate to absorb probable incurred credit losses inherent in the loan portfolio as of the balance sheet date. Originated loans and deposit related overdrafts are charged against the allowance for loan losses when Management believes that the collectability of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that Management believes will be adequate to absorb probable incurred losses inherent in existing loans, based on evaluations of the collectability, impairment and prior loss experience of loans. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The Company defines an originated loan as impaired when it is probable the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impaired originated loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a specific reserve allocation within the allowance for loan losses.

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

Premises and Equipment

Land is carried at cost. Land improvements, buildings and equipment, including those acquired under capital lease, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are computed using the straight-line method over the shorter of the estimated useful lives of the related assets or lease terms. Asset lives range from 3-10 years for furniture and equipment and 15-40 years for land improvements and buildings.

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

FASB issued Accounting Standard Update (ASU) No. 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09, among other things, requires: (i) that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement, (ii) the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, (iii) an entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period, (iv) excess tax benefits should be classified along with other income tax cash flows as an operating activity, (v) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, (vi) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions, and (vii) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. ASU 2016-09 was effective for the Company on January 1, 2017 and due to the options exercised during the three months ended March 31, 2017, resulted in the recognition of $90,000 in excess tax benefits.

FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 is the final guidance on the new current expected credit loss (‘‘CECL’’) model. ASU 2016-13, among other things, requires the incurred loss impairment methodology in current GAAP be replaced with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (‘‘HTM’’) debt securities. ASU 2016-13 amends the accounting for credit losses on available-for-sale securities (‘‘AFS’’), whereby credit losses will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, ASU 2016-13 requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization’s portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. ASU 2016-13 allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). ASU 2016-13 will be effective for the Company on January 1, 2020, and early adoption is permitted. While the Company is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.

FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business (Topic 805). ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350): ASU 2017-04 eliminates step two of the goodwill impairment test (the hypothetical purchase price allocation used to determine the implied fair value of goodwill) when step one (determining if the carrying value of a reporting unit exceeds its fair value) is failed. Instead, entities simply will compare the fair value of a reporting unit to its carrying amount and record goodwill impairment for the amount by which the reporting unit’s carrying amount exceeds its fair value. ASU 2017-04 will be effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2 - Business Combinations

On March 18, 2016, the Bank completed its acquisition of three branch banking offices from Bank of America originally announced October 28, 2015. The acquired branches are located in Arcata, Eureka and Fortuna in Humboldt County on the North Coast of California, and have significant overlap compared to the Company’s then-existing Northern California customer base and branch locations. Beginning March 18, 2016, the revenue and expenses from the operations of the acquired branches are included in the results of the Company. The Bank paid a premium of $3,204,000 for deposit relationships with balances of $161,231,000 and loans with balances of $289,000.

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

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$455,093	$1,846	$(6,323)	$450,616
Obligations of states and political subdivisions	121,709	321	(3,865)	118,165
Marketable equity securities	3,000	—	(62)	2,938

Total securities available for sale	$579,802	$2,167	$(10,250)	$571,719

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$565,578	$5,652	$(3,906)	$567,324
Obligations of states and political subdivisions	14,559	101	(168)	14,492

Total securities held to maturity	$580,137	$5,753	$(4,074)	$581,816

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$434,357	$1,949	$(6,628)	$429,678
Obligations of states and political subdivisions	121,746	267	(4,396)	117,617
Marketable equity securities	3,000	—	(62)	2,938

Total securities available for sale	$559,103	$2,216	$(11,086)	$550,233

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$587,982	$5,001	$(4,199)	$588,784
Obligations of states and political subdivisions	14,554	56	(191)	14,419

Total securities held to maturity	$602,536	$5,057	$(4,390)	$603,203

No investment securities were sold during the three months ended March 31, 2017 or the three months ended March 31, 2016. Investment securities with an aggregate carrying value of $280,534,000 and $292,737,000 at March 31, 2017 and December 31, 2016, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at March 31, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2017, obligations of U.S. government corporations and agencies with a cost basis totaling $1,020,671,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At March 31, 2017, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.0 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Investment Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$5	$5	—	—
Due after one year through five years	8,290	8,519	$1,184	$1,213
Due after five years through ten years	13,806	14,344	4,539	4,574
Due after ten years	557,701	548,851	574,414	576,029

Totals	$579,802	$571,719	$580,137	$581,816

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(in thousands)
March 31, 2017
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$359,657	$(6,323)	—	—	$359,657	$(6,323)
Obligations of states and political subdivisions	83,818	(3,865)	—	—	83,818	(3,865)
Marketable equity securities	2,938	(62)	—	—	2,938	(62)

Total securities available-for-sale	$446,413	$(10,250)	—	—	$446,413	$(10,250)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$226,101	$(3,906)	—	—	$226,101	$(3,906)
Obligations of states and political subdivisions	7,867	(168)	—	—	7,867	(168)

Total securities held-to-maturity	$233,968	$(4,074)	—	—	$233,968	$(4,074)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(in thousands)
December 31, 2016
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$370,389	$(6,628)	—	—	$370,389	$(6,628)
Obligations of states and political subdivisions	90,825	(4,396)	—	—	90,825	(4,396)
Marketable equity securities	2,938	(62)	—	—	2,938	(62)

Total securities available-for-sale	$464,152	$(11,086)	—	—	$464,152	$(11,086)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$280,497	$(4,199)	—	—	$280,497	$(4,199)
Obligations of states and political subdivisions	9,984	(191)	—	—	9,984	(191)

Total securities held-to-maturity	$290,481	$(4,390)	—	—	$290,481	$(4,390)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2017, 58 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of (1.72%) from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2017, 100 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of (4.21%) from the Company’s amortized cost basis.

Marketable equity securities: At March 31, 2017, 2 marketable equity securities had unrealized losses with aggregate depreciation of (2.07%) from the Company’s amortized cost basis. The Company has the intent and ability to hold these securities for the foreseeable future and no credit quality deterioration associated with these securities has been identified, therefore, management does not believe that they are other than temporarily impaired.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	March 31, 2017
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$237,336	$71,006	—	$1,359	$309,701
Commercial	1,509,374	239,390	—	12,350	1,761,114

Total mortgage loan on real estate	1,746,710	310,396	—	13,709	2,070,815
Consumer:
Home equity lines of credit	259,969	19,622	$2,753	1,252	283,596
Home equity loans	35,725	3,383	—	1,133	40,241

Other	26,777	2,470	—	66	29,313

Total consumer loans	322,471	25,475	2,753	2,451	353,150
Commercial	198,554	10,350	—	3,781	212,685
Construction:
Residential	58,718	137	—	844	59,699
Commercial	55,872	8,971	—	—	64,843

Total construction	114,590	9,108	—	844	124,542

Total loans, net of deferred loan fees and discounts	$2,382,325	$355,329	$2,753	$20,785	$2,761,192

Total principal balance of loans owed, net of charge-offs	$2,389,038	$364,451	$7,848	$23,981	$2,785,318
Unamortized net deferred loan fees	(6,713)	—	—	—	(6,713)
Discounts to principal balance of loans owed, net of charge-offs	—	(9,122)	(5,095)	(3,196)	(17,413)

Total loans, net of unamortized deferred loan fees and discounts	$2,382,325	$355,329	$2,753	$20,785	$2,761,192

Noncovered loans	$2,382,325	$355,329	$2,753	$17,804	$2,758,211
Covered loans	—	—	—	2,981	2,981

Total loans, net of unamortized deferred loan fees and discounts	$2,382,325	$355,329	$2,753	$20,785	$2,761,192

Allowance for loan losses	$(27,180)	$(1,406)	$(8)	$(2,423)	$(31,017)

Note 4 – Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2016
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$229,609	$78,935	—	$1,363	$309,907
Commercial	1,484,420	250,037	—	13,460	1,747,917

Total mortgage loan on real estate	1,714,029	328,972	—	14,823	2,057,824
Consumer:
Home equity lines of credit	263,590	21,765	$2,983	1,377	289,715
Home equity loans	37,074	3,618	—	1,130	41,822
Other	28,167	2,534	—	65	30,766

Total consumer loans	328,831	27,917	2,983	2,572	362,303
Commercial	200,735	12,321	—	3,991	217,047
Construction:
Residential	54,613	141	—	675	55,429
Commercial	58,119	8,871	—	—	66,990

Total construction	112,732	9,012	—	675	122,419

Total loans, net of deferred loan fees and discounts	$2,356,327	$378,222	$2,983	$22,061	$2,759,593

Total principal balance of loans owed, net of charge-offs	$2,363,243	$388,139	$8,280	$25,650	$2,785,312
Unamortized net deferred loan fees	(6,916)	—	—	—	(6,916)
Discounts to principal balance of loans owed, net of charge-offs	—	(9,917)	(5,297)	(3,589)	(18,803)

Total loans, net of unamortized deferred loan fees and discounts	$2,356,327	$378,222	$2,983	$22,061	$2,759,593

Noncovered loans	$2,356,327	$378,222	$2,983	$18,885	$2,756,417
Covered loans	—	—	—	3,176	3,176

Total loans, net of unamortized deferred loan fees and discounts	$2,356,327	$378,222	$2,983	$22,061	$2,759,593

Allowance for loan losses	$(28,141)	$(1,665)	$(17)	$(2,680)	$(32,503)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Three months ended March 31,
	2017	2016
Change in accretable yield:
Balance at beginning of period	$10,348	$13,255
Accretion to interest income	(902)	(1,091)
Reclassification from (to) nonaccretable difference	114	(184)

Balance at end of period	$9,560	$11,980

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three Months Ended March 31, 2017
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,387	$11,905	$7,044	$2,617	—	$622	$5,831	$1,417	$680	$32,503
Charge-offs	—	—	(71)	(31)	—	(174)	(133)	—	—	(409)
Recoveries	—	110	46	12	—	141	170	—	1	480
(Benefit) provision	(105)	(62)	(489)	(178)	—	6	(542)	(78)	(109)	(1,557)

Ending balance	$2,282	$11,953	$6,530	$2,420	—	$595	$5,326	$1,339	$572	$31,017

Ending balance:
Individ. evaluated for impairment	$249	$124	$400	$57	—	$31	$811	$14	—	$1,686

Loans pooled for evaluation	$1,808	$10,382	$6,122	$2,297	—	$564	$3,873	$1,282	$572	$26,900

Loans acquired with deteriorated credit quality	$225	$1,447	$8	$66	—	—	$642	$43	—	$2,431

	Loans, net of unearned fees – As of March 31, 2017
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$309,701	$1,761,114	$283,596	$40,241	—	$29,313	$212,685	$59,699	$64,843	$2,761,192

Individ. evaluated for impairment	$3,849	$16,979	$2,204	$1,241	—	$280	$3,072	$25	—	$27,650

Loans pooled for evaluation	$304,493	$1,731,785	$277,388	$37,867	—	$28,967	$205,832	$58,830	$64,843	$2,710,005

Loans acquired with Deteriorated credit quality	$1,359	$12,350	$4,004	$1,133	—	$66	$3,781	$844	—	$23,537

	Allowance for Loan Losses - Year Ended December 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,507	$11,443	$11,253	$3,138	—	$688	$5,271	$899	$812	$36,011
Charge-offs	(321)	(827)	(585)	(219)	—	(823)	(455)	—	—	(3,230)
Recoveries	880	920	2,317	590	—	449	404	54	78	5,692
(Benefit) provision	(679)	369	(5,941)	(892)	—	308	611	464	(210)	(5,970)

Ending balance	$2,387	$11,905	$7,044	$2,617	—	$622	$5,831	$1,417	$680	$32,503

Ending balance:
Individ. evaluated for impairment	$249	$127	$410	$102	—	$28	$1,130	—	—	$2,046

Loans pooled for evaluation	$1,952	$10,329	$6,618	$2,451	—	$594	$3,765	$1,371	$680	$27,760

Loans acquired with deteriorated credit quality	$186	$1,449	$17	$64	—	—	$936	$45	—	$2,697

	Loans, net of unearned fees – As of December 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$309,907	$1,747,917	$289,715	$41,822	—	$30,766	$217,047	$55,429	$66,990	$2,759,593

Individ. evaluated for impairment	$3,785	$15,748	$3,196	$1,150	—	$154	$4,096	$11	—	$28,140

Loans pooled for evaluation	$304,759	$1,718,709	$282,159	$39,542	—	$30,547	$208,960	$54,743	$66,990	$2,706,409

Loans acquired with deteriorated credit quality	$1,363	$13,460	$4,360	$1,130	—	$65	$3,991	$675	—	$25,044

Note 5 – Allowance for Loan Losses (continued)

	Allowance for Loan Losses – Three Months Ended March 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,507	$11,443	$11,253	$3,138	—	$688	$5,271	$899	$812	$36,011
Charge-offs	(37)	(793)	(214)	—	—	(207)	(38)	—	—	(1,289)
Recoveries	2	817	281	49	—	130	177	—	1	1,457
(Benefit) provision	293	428	(1,413)	(76)	—	76	729	167	5	209

Ending balance	$2,765	$11,895	$9,907	$3,111	—	$687	$6,139	$1,066	$818	$36,388

Ending balance:
Individ. evaluated for impairment	$454	$295	$705	$248	—	$84	$1,934	—	—	$3,720

Loans pooled for evaluation	$2,094	$10,141	$9,083	$2,864	—	$603	$3,053	$1,014	$818	$29,670

Loans acquired with deteriorated credit quality	$217	$1,459	$117	—	—	—	$1,153	$52	—	$2,998

	Loans, net of unearned fees – As of March 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$315,135	$1,513,853	$312,691	$41,365	—	$32,945	$196,557	$52,983	$76,018	$2,541,547

Individ. evaluated for impairment	$7,015	$12,230	$5,994	$1,928	—	$300	$3,871	—	—	$31,338

Loans pooled for evaluation	$306,484	$1,484,434	$299,407	$37,800	—	$32,581	$188,155	$52,271	$76,018	$2,477,150

Loans acquired with Deteriorated credit quality	$1,636	$17,189	$7,290	$1,637	—	$64	$4,531	$712	—	$33,059

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

The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:

•	Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•	Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.

•	Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.

•	Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

•	Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

Note 5 – Allowance for Loan Losses (continued)

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators – As of March 31, 2017
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loans:
Pass	$233,189	$1,476,126	$255,326	$32,480	—	$26,181	$187,333	$58,707	$48,636	$2,317,978
Special mention	2,031	21,022	2,401	1,352	—	389	5,222	—	7,236	39,653
Substandard	2,116	12,226	2,242	1,893	—	207	5,999	11	—	24,694
Loss	—	—	—	—	—	—	—	—	—	—

Total originated	$237,336	$1,509,374	$259,969	$35,725	—	$26,777	$198,554	$58,718	$55,872	$2,382,325

PNCI loans:
Pass	$68,062	$227,038	$18,231	$3,180	—	$2,409	$10,349	$137	$8,971	$338,377
Special mention	1,723	5,973	688	90	—	58	1	—	—	8,533
Substandard	1,221	6,379	703	113	—	3	—	—	—	8,419
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI	$71,006	$239,390	$19,622	$3,383	—	$2,470	$10,350	$137	$8,971	$355,329

PCI loans	$1,359	$12,350	$4,005	$1,133	—	$66	$3,781	$844	—	$23,538

Total loans	$309,701	$1,761,114	$283,596	$40,241	—	$29,313	$212,685	$59,699	$64,843	$2,761,192

	Credit Quality Indicators – As of December 31, 2016
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loans:
Pass	$224,988	$1,457,128	$258,024	$34,299	—	$27,542	$190,902	$54,602	$57,808	$2,305,293
Special mention	2,225	15,108	2,518	891	—	385	6,133	—	311	27,571
Substandard	2,396	12,184	3,048	1,884	—	240	3,700	11	—	23,463
Loss	—	—	—	—	—	—	—	—	—	—

Total originated	$229,609	$1,484,420	$263,590	$37,074	—	$28,167	$200,735	$54,613	$58,119	$2,356,327

PNCI loans:
Pass	$75,600	$236,740	$20,442	$3,492	—	$2,437	$12,320	$141	$8,871	$360,043
Special mention	1,849	6,057	509	41	—	92	1	—	—	8,549
Substandard	1,486	7,240	814	85	—	5	—	—	—	9,630
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI	$78,935	$250,037	$21,765	$3,618	—	$2,534	$12,321	$141	$8,871	$378,222

PCI loans	$1,363	$13,460	$4,360	$1,130	—	$65	$3,991	$675	—	$25,044

Total loans	$309,907	$1,747,917	$289,715	$41,822	—	$30,766	$217,047	$55,429	$66,990	$2,759,593

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of March 31, 2017
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loan balance:
Past due:
30-59 Days	$845	$1,855	$424	$640	—	$119	$1,727	—	$421	$6,031
60-89 Days	—	74	461	176	—	9	1,527	—	—	2,247
> 90 Days	—	1,835	104	319	—	5	570	$11	—	2,844

Total past due	845	3,764	989	1,135	—	133	3,824	11	421	11,122
Current	236,491	1,505,610	258,981	34,590	—	26,644	194,730	58,707	55,451	2,371,204

Total orig. loans	$237,336	$1,509,374	$259,970	$35,725	—	$26,777	$198,554	$58,718	$55,872	$2,382,326

> 90 Days and still accruing	—	$1,712	—	—	—	—	$125	—	—	$1,837

Nonaccrual loans	$473	$7,485	$798	$822	—	$12	$1,769	$25	—	$11,384

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of March 31, 2017
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
PNCI loan balance:
Past due:
30-59 Days	$367	$669	$270	—	—	$3	—	—	—	$1,309
60-89 Days	—	—	—	—	—	—	—	—	—	—
> 90 Days	63	81	—	—	—	—	—	—	—	144

Total past due	430	750	270	—	—	3	—	—	—	1,453
Current	70,576	238,640	19,352	$3,383	—	2,467	$10,350	$137	$8,971	353,876

Total PNCI loans	$71,006	$239,390	$19,622	$3,383	—	$2,470	$10,350	$137	$8,971	$355,329

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$164	$1,760	$151	$58	—	$2	—	—	—	$2,135

Note 5 – Allowance for Loan Losses (continued)

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Originated loan balance:
Past due:
30-59 Days	$552	$317	$754	$646	—	$16	$1,148	$921	—	$4,354
60-89 Days	139	1,517	—	395	—	30	84	—	$421	2,586
> 90 Days	—	216	687	184	—	15	634	11	—	1,747

Total past due	$691	$2,050	$1,441	$1,225	—	$61	$1,866	$932	$421	$8,687
Current	228,918	1,482,370	262,149	35,849	—	28,106	198,869	53,681	57,698	2,347,640

Total orig. loans	$229,609	$1,484,420	$263,590	$37,074	—	$28,167	$200,735	$54,613	$58,119	$2,356,327

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$255	$7,736	$1,211	$718	—	$33	$2,930	$11	—	$12,894

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
PNCI loan balance:
Past due:
30-59 Days	$1,510	$73	$274	$39	—	—	—	—	—	$1,896
60-89 Days	—	—	—	—	—	—	—	—	—	—
> 90 Days	21	81	589	13	—	—	—	—	—	704

Total past due	$1,531	$154	$863	$52	—	—	—	—	—	$2,600
Current	77,404	249,883	20,902	3,566	—	$2,534	$12,321	$141	$8,871	375,622

Total PNCI loans	$78,935	$250,037	$21,765	$3,618	—	$2,534	$12,321	$141	$8,871	$378,222

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$194	$1,826	$742	$67	—	$5	—	—	—	$2,834

Impaired originated loans are those where management has concluded that it is probable that the borrower will be unable to pay all amounts due under the original contractual terms. The following tables show the recorded investment (financial statement balance), unpaid principal balance, average recorded investment, and interest income recognized for impaired Originated and PNCI loans, segregated by those with no related allowance recorded and those with an allowance recorded for the periods indicated.

	Impaired Originated Loans – As of, or for the Three Months Ended, March 31, 2017
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$1,782	$14,431	$1,064	$743	—	$5	$1,289	$11	—	$19,325

Unpaid principal	$1,793	$14,881	$1,144	$1,085	—	$6	$1,312	$16	—	$20,237

Average recorded Investment	$2,834	$20,770	$2,013	$845	$1	$11	$932	$7	—	$27,413

Interest income Recognized	$20	$98	$6	$1	—	—	$7	—	—	$132

With an allowance recorded:
Recorded investment	$1,378	$640	$427	$440	—	$21	$1,783	$14	—	$4,703

Unpaid principal	$1,382	$640	$440	$443	—	$22	$1,842	$14	—	$4,783

Related allowance	$172	$18	$106	$57	—	$14	$811	$14	—	$1,192

Average recorded Investment	$1,692	$1,029	$1,076	$557	—	$11	$1,938	$7	—	$6,310

Interest income Recognized	$11	$9	$1	$5	—	—	$14	—	—	$40

Note 5 – Allowance for Loan Losses (continued)

	Impaired PNCI Loans – As of, or for the Three Months Ended, March 31, 2017
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$433	$1,777	$220	$58	—	$138	—	—	—	$2,626

Unpaid principal	$455	$2,011	$233	$67	—	$139	—	—	—	$2,905

Average recorded Investment	$654	$1,455	$337	$64	—	$86	$1	—	$245	$2,842

Interest income Recognized	$2	—	$1	—	—	$2	—	—	—	$5

With an allowance recorded:
Recorded investment	$256	$131	$493	—	—	$116	—	—	—	$996

Unpaid principal	$256	$131	$493	—	—	$116	—	—	—	$996

Related allowance	$77	$106	$295	—	—	$16	—	—	—	$494

Average recorded Investment	$128	$1,440	$550	$19	—	$175	—	—	—	$2,312

Interest income Recognized	$2	$2	$5	—	—	$1	—	—	—	$10

	Impaired Originated Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$1,691	$13,144	$1,480	$598	—	$15	$762	$11	—	$17,701

Unpaid principal	$1,699	$13,488	$1,561	$922	—	$29	$926	$16	—	$18,641

Average recorded Investment	$2,788	$20,126	$2,221	$773	$1	$16	$669	$7	—	$26,601

Interest income Recognized	$83	$581	$40	$4	—	$1	$48	—	—	$757

With an allowance recorded:
Recorded investment	$1,372	$646	$430	$485	—	$18	$3,334	—	—	$6,285

Unpaid principal	$1,372	$646	$440	$487	—	$19	$3,385	—	—	$6,349

Related allowance	$170	$19	$110	$102	—	$13	$1,130	—	—	$1,544

Average recorded Investment	$1,689	$1,032	$1,077	$579	—	$9	$2,714	—	—	$7,100

Interest income Recognized	$56	$37	$9	$25	—	$2	$77	—	—	$206

	Impaired PNCI Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$463	$1,826	$735	$67	—	$3	—	—	—	$3,094

Unpaid principal	$486	$2,031	$746	$74	—	$4	—	—	—	$3,341

Average recorded Investment	$669	$1,479	$594	$69	—	$18	$1	—	$245	$3,075

Interest income Recognized	$7	—	$9	$1	—	—	—	—	—	$17

With an allowance recorded:
Recorded investment	$259	$132	$551	—	—	$118	—	—	—	$1,060

Unpaid principal	$259	$132	$551	—	—	$118	—	—	—	$1,060

Related allowance	$79	$108	$300	—	—	$15	—	—	—	$502

Average recorded Investment	$130	$1,440	$579	$19	—	$176	—	—	—	$2,344

Interest income Recognized	$10	$7	$27	—	—	$5	—	—	—	$49

Note 5 – Allowance for Loan Losses (continued)

	Impaired Originated Loans – As of, or for the Three Months Ended, March 31, 2016
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$3,806	$7,917	$3,457	$1,154	$1	$10	$520	—	—	$16,865

Unpaid principal	$5,963	$8,393	$6,325	$1,598	$10	$14	$635	$63	—	$23,001

Average recorded Investment	$3,846	$17,513	$3,210	$1,051	$2	$13	$548	$2	—	$26,185

Interest income Recognized	$19	$72	$8	$3	—	—	$7	—	—	$109

With an allowance recorded:
Recorded investment	$1,991	$1,440	$1,304	$666	—	—	$3,351	—	—	$8,752

Unpaid principal	$2,065	$1,480	$1,393	$696	—	—	$3,376	—	—	$9,010

Related allowance	$324	$175	$474	$248	—	—	$1,934	—	—	$3,155

Average recorded Investment	$1,998	$1,429	$1,514	$670	—	$1	$2,722	—	—	$8,334

Interest income Recognized	$13	$20	$4	$5	—	—	$34	—	—	$76

	Impaired PNCI Loans – As of, or for the Three Months Ended, March 31, 2016
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$604	$844	$539	$108	—	$31	—	—	—	$2,126

Unpaid principal	$643	$908	$597	$112	—	$51	—	—	—	$2,311

Average recorded Investment	$740	$988	$497	$89	—	$32	$1	—	$245	$2,592

Interest income Recognized	$2	—	—	—	—	—	—	—	—	$2

With an allowance recorded:
Recorded investment	$614	$2,029	$694	—	—	$258	—	—	—	$3,595

Unpaid principal	$614	$2,142	$694	—	—	$258	—	—	—	$3,708

Related allowance	$130	$120	$231	—	—	$84	—	—	—	$565

Average recorded Investment	$307	$2,389	$650	$19	—	$246	—	—	—	$3,611

Interest income Recognized	$2	$2	$7	—	—	$3	—	—	—	$14

At March 31, 2017, $12,285,000 of originated loans were TDR and classified as impaired. The Company had obligations to lend $70,000 of additional funds on these TDR as of March 31, 2017. At March 31, 2017, $1,470,000 of PNCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of March 31, 2017.

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

Note 5 – Allowance for Loan Losses (continued)

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the periods indicated:

	TDR Information for the Three Months Ended March 31, 2017
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(dollars in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Number	—	—	1	—	—	1	1	—	—	3
Pre-mod outstanding principal balance	—	—	$20	—	—	$14	$100	—	—	$134
Post-mod outstanding principal balance	—	—	$20	—	—	$14	$100	—	—	$134
Financial impact due to TDR taken as additional provision	—	—	—	—	—	$11	$94	—	—	$105
Number that defaulted during the period	—	1	—	—	—	—	—	—	—	1
Recorded investment of TDRs that defaulted during the period	—	$124	—	—	—	—	—	—	—	$124
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the Three Months Ended March 31, 2016
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(dollars in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
Number	—	2	1	1	—	—	1	—	—	5
Pre-mod outstanding principal balance	—	$78	$132	$105	—	—	$12	—	—	$327
Post-mod outstanding principal balance	—	$115	$132	$105	—	—	$12	—	—	$364
Financial impact due to TDR taken as additional provision	—	—	$19	—	—	—	$8	—	—	$27
Number that defaulted during the period	—	—	—	—	—	—	—	—	—	—
Recorded investment of TDRs that defaulted during the period	—	—	—	—	—	—	—	—	—	—
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$3,763	$223	$3,986	$5,369	—	$5,369
Additions/transfers from loans	85	—	85	416	—	416
Dispositions/sales	(385)	(223)	(608)	(1,325)	—	(1,325)
Valuation adjustments	66	—	66	11	—	11

Ending balance, net	$3,529	—	$3,529	$4,471	—	$4,471

Ending valuation allowance	$(300)	—	$(300)	$572	—	$572

Ending number of foreclosed assets	12	—	12	21		21

Proceeds from sale of foreclosed assets	$510	$216	$726	$1,417	—	$1,417

Gain on sale of foreclosed assets	$125	$(7)	$118	$92	—	$92

As of March 31, 2017, $1,207,000 of foreclosed residential real estate properties, all of which the Company has obtained physical possession of, are included in foreclosed assets. At March 31, 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are underway is $160,000.

Note 7 - Premises and Equipment

Premises and equipment were comprised of:

	March 31,	December 31,
	2017	2016
	(In thousands)
Land & land improvements	$9,522	$9,522
Buildings	43,600	42,345
Furniture and equipment	33,077	31,428

	86,199	83,295
Less: Accumulated depreciation	(38,719)	(37,412)

	47,480	45,883
Construction in progress	2,028	2,523

Total premises and equipment	$49,508	$48,406

Depreciation expense for premises and equipment amounted to $1,311,000 and $1,271,000 for the three months ended March 31, 2017 and 2016, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Three months ended March 31,
	2017	2016
Beginning balance	$95,912	$94,560
Increase in cash value of life insurance	685	696
Gain on death benefit	107
Insurance proceeds receivable reclassified to other assets	(921)	—

Ending balance	$95,783	$95,256

End of period death benefit	$164,574	$166,216
Number of policies owned	183	187
Insurance companies used	14	14
Current and former employees and directors covered	58	59

As of March 31, 2017, the Bank was the owner and beneficiary of 183 life insurance policies, issued by 14 life insurance companies, covering 58 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these condensed consolidated financial statements for additional information on JBAs.

Note 9 - Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated:

	March 31,			December 31,
(dollar in thousands)	2017	Additions	Reductions	2016
Goodwill	$64,311	—	—	$64,311

The following table summarizes the Company’s core deposit intangibles as of the dates indicated:

	March 31,		Reductions/	Fully	December 31,
(dollar in thousands)	2017	Additions	Amortization	Depreciated	2016
Core deposit intangibles	$10,120	—	—	—	$10,120
Accumulated amortization	(3,916)	—	$(359)	—	(3,557)

Core deposit intangibles, net	$6,204	—	$(359)	—	$6,563

The Company recorded additions to its CDI of $2,046,000 in conjunction with the acquisition of three branch offices from Bank of America on March 18, 2016, $6,614,000 in conjunction with the North Valley Bancorp acquisition on October 3, 2014, $898,000 in conjunction with the Citizens acquisition on September 23, 2011, and $562,000 in conjunction with the Granite acquisition on May 28, 2010. The following table summarizes the Company’s remaining estimated core deposit intangible amortization (dollars in thousands):

Estimated Core Deposit
Years Ended	Intangible Amortization
2017	$1,030
2018	1,324
2019	1,228
2020	1,228
2021	969
Thereafter	425

Note 10 - Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions used to determine the fair value of mortgage servicing rights (“MSRs”) for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2017	2016
Balance at beginning of period	$6,595	$7,618
Additions	278	220
Change in fair value	(13)	(698)

Balance at end of period	$6,860	$7,140

Contractually specified servicing fees, late fees and ancillary fees earned	$521	$517
Balance of loans serviced at:
Beginning of period	$816,623	$817,917
End of period	$822,506	$813,800
Weighted-average prepayment speed (CPR)	8.3%	11.6%
Weighted-average discount rate	14.0%	10.0%

The changes in fair value of MSRs that occurred during the three months ended March 31, 2017 and 2016 were mainly due to changes in principal balances, changes in mortgage prepayment speeds, and changes in investor required rate of return, or discount rate, of the MSRs.

Note 11 - Indemnification Asset

A summary of the activity in the balance of indemnification asset follows (in thousands):

	Three months ended March 31,
	2017	2016
Beginning balance	$(744)	$(521)
Effect of actual and estimated future covered losses and recoveries	(191)	(111)
Reimbursable (revenue) expenses incurred	(32)	(4)
Payments made to (received from) FDIC	72	29

Ending balance	$(895)	$(607)

Amount of indemnification asset (liability) recorded in other assets	$(179)	$11
Amount of indemnification asset (liability) recorded in other liabilities	(716)	(618)

Ending balance	$(895)	$(607)

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	March 31,	December 31,
	2017	2016
Deferred tax asset, net	$35,764	$36,199
Prepaid expense	4,219	3,045
Software	1,805	2,039
Advanced compensation	220	249
Capital Trusts	1,733	1,702
Investment in Low Housing Tax Credit Funds	18,184	18,465
Life insurance proceeds receivable	2,759	2,120
Tax refund receivable	—	6,460
Premises held for sale	—	2,896
Miscellaneous other assets	1,970	1,568

Total other assets	$66,654	$74,743

Note 13 - Deposits

A summary of the balances of deposits follows (in thousands):

	March 31	December 31,
	2017	2016
Noninterest-bearing demand	$1,254,431	$1,275,745
Interest-bearing demand	947,006	887,625
Savings	1,370,015	1,397,036
Time certificates, over $250,000	76,372	75,184
Other time certificates	251,060	259,970

Total deposits	$3,898,884	$3,895,560

Certificate of deposit balances of $50,000,000 from the State of California were included in time certificates, $250,000 and over, at each of March 31, 2017 and December 31, 2016. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $985,000 and $1,191,000 were classified as consumer loans at March 31, 2017 and December 31, 2016, respectively.

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2017	2016
Balance at beginning of period	$2,719	$2,475
Provision for losses – Unfunded commitments	15	—

Balance at end of period	$2,734	$2,475

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	March 31,	December 31,
	2017	2016
Deferred compensation	$6,683	$6,525
Pension liability	26,868	26,645
Joint beneficiary agreements	3,069	3,007
Low income housing tax credit fund commitments	14,380	15,176
Accrued salaries and benefits expense	6,742	5,704
Loan escrow and servicing payable	1,140	2,146
Litigation contingency	1,450	1,450
Taxes payable	546	—
Miscellaneous other liabilities	6,060	6,711

Total other liabilities	$66,938	$67,364

Note 16 - Other Borrowings

A summary of the balances of other borrowings follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Other collateralized borrowings, fixed rate, as of March 31, 2017 of 0.05%, payable on April 3, 2017	$15,197	$17,493

Total other borrowings	$15,197	$17,493

The Company did not enter into any repurchase agreements during the three months ended March 31, 2017 or the year ended December 31, 2016.

The Company had $15,197,000 and $17,493,000 of other collateralized borrowings at March 31, 2017 and December 31, 2016, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of March 31, 2017, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $36,421,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at March 31, 2017, this line provided for maximum borrowings of $1,302,432,000 of which none was outstanding, leaving $1,302,432,000 available. As of March 31, 2017, the Company has designated investment securities with fair value of $72,323,000 and loans totaling $1,881,915,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company maintains a collateralized line of credit with the San Francisco Federal Reserve Bank. As of March 31, 2017, this line provided for maximum borrowings of $127,355,000 of which none was outstanding, leaving $127,355,000 available. As of March 31, 2017, the Company has designated investment securities with fair value of $20,000 and loans totaling $220,287,000 as potential collateral under this collateralized line of credit with the San Francisco Federal Reserve Bank.

The Company had available unused correspondent banking lines of credit from commercial banks totaling $20,000,000 for federal funds transactions at March 31, 2017.

Note 17 – Junior Subordinated Debt

At March 31, 2017, the Company had five wholly-owned subsidiary business trusts that had issued $62.9 million of trust preferred securities (the “Capital Trusts”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.

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

The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

Subordinated Debt Series	Maturity Date	Face Value	Coupon Rate (Variable) 3 mo. LIBOR +	As of March 31, 2017		December 31, 2016
				Current	Recorded	Recorded
				Coupon Rate	Book Value	Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	4.07%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	3.59%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	4.29%	5,105	5,095
North Valley Trust III	4/24/2034	5,155	2.80%	3.84%	4,013	4,005
North Valley Trust IV	3/15/2036	10,310	1.33%	2.46%	6,357	6,329

		$62,889			$56,713	$56,667

During the three months ended March 31, 2017, the balance of Junior Subordinated Debt increased $46,000 to $56,713,000 due to purchase fair value discount amortization.

Note 18 - Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $81,740,000 and $78,183,000 were maintained to satisfy Federal regulatory requirements at March 31, 2017 and December 31, 2016. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

Lease Commitments— The Company leases 44 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The Company currently does not have any capital leases.

At December 31, 2016, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
(in thousands)
2017	$3,320
2018	2,523
2019	1,924
2020	1,325
2021	963
Thereafter	1,696

Future minimum lease payments	$11,751

Rent expense under operating leases was $1,047,000 and $981,000 during the three months ended March 31, 2017 and 2016, respectively. Rent expense was offset by rent income of $13,000 and $58,000 during the three months ended March 31, 2017 and 2016, respectively.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	March 31, 2017	December 31, 2016
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$228,892	$220,836
Consumer loans	412,821	406,855
Real estate mortgage loans	38,589	42,184
Real estate construction loans	88,301	97,399
Standby letters of credit	11,639	12,763
Deposit account overdraft privilege	99,029	98,583

Note 18 - Commitments and Contingencies (continued)

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

The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.648265 per Class B share. As of March 31, 2017, the value of the Class A shares was $88.87 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $1,962,000 as of March 31, 2017, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $4,042,000 and $3,680,000 during the three months ended March 31, 2017 and 2016, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight. Absent approval from the Commissioner of the Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2016, the Bank could have paid dividends of $82,615,000 to the Company without the approval of the Commissioner of the Department of Business Oversight.

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of March 31, 2017, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the three months ended March 31, 2017 and 2016, employees tendered 16,251 and 0 shares, respectively, of the Company’s common stock with market value of $604,000, and $0, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to equity compensation plan instruments as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced on August 21, 2007.

Note 20 - Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit (RSU) awards and stock appreciation rights. RSUs that vest based solely on the grantee remaining in the service of the Company for a certain amount of time, are referred to as “service condition vesting RSUs”. RSUs that vest based on the grantee remaining in the service of the Company for a certain amount of time and a market condition such as the total return of the Company’s common stock versus the total return of an index of bank stocks, are referred to as “market plus service condition vesting RSUs”. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of March 31, 2017, 475,900 options for the purchase of common shares, and 116,593 restricted stock units were outstanding, and 635,220 shares remain available for issuance, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of March 31, 2017, 94,900 options for the purchase of common shares were outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Stock option activity during the three months ended March 31, 2017 is summarized in the following table:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2016	592,250	$12.63 to $23.21	$17.12
Options granted	—	— to —	—	—
Options exercised	(21,450)	$14.54 to $22.54	$20.30
Options forfeited	—	— to —	—
Outstanding at March 31, 2017	570,800	$12.63 to $23.21	$17.00

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of March 31, 2017:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	499,200	71,600	570,800
Weighted average exercise price	$16.77	$18.64	$17.00
Intrinsic value (in thousands)	$9,367	$1,209	$10,576
Weighted average remaining contractual term (yrs.)	3.9	6.0	4.2

The 71,600 options that are currently not exercisable as of March 31, 2017 are expected to vest, on a weighted-average basis, over the next 1.0 years, and the Company is expected to recognize $280,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2016 or the three months ended March 31, 2017.

Restricted stock unit (RSU) activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2016	68,450		47,426
RSUs granted	730	$36.47	—
RSUs added through dividend credits	291		—
RSUs released	(304)		—
RSUs forfeited/expired	—		—
Outstanding at March 31, 2017	69,167		47,426

The 69,167 of service condition vesting RSUs outstanding as of March 31, 2017 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The 69,167 of service condition vesting RSUs outstanding as of March 31, 2017 are expected to vest, and be released, on a weighted-average basis, over the next 1.2 years. The Company expects to recognize $1,116,000 of pre-tax compensation costs related to these service condition vesting RSUs between March 31, 2017 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2016 or the three months ended March 31, 2017.

The 47,426 of market plus service condition vesting RSUs outstanding as of March 31, 2017 are expected to vest, and be released, on a weighted-average basis, over the next 1.3 years. The Company expects to recognize $476,000 of pre-tax compensation costs related to these RSUs between March 31, 2017 and their vesting dates. As of March 31, 2017, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 71,139 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2016 or the three months ended March 31, 2017.

Note 21 - Noninterest Income and Expense

The components of other noninterest income were as follows (in thousands):

	Three months ended March 31,
	2017	2016
Service charges on deposit accounts	$3,619	$3,365
ATM and interchange fees	4,015	3,393
Other service fees	765	728
Mortgage banking service fees	521	517
Change in value of mortgage servicing rights	(13)	(698)

Total service charges and fees	8,907	7,305

Gain on sale of loans	910	803
Commissions on sale of non-deposit investment products	607	532
Increase in cash value of life insurance	685	696
Change in indemnification asset	(221)	(115)
Gain on sale of foreclosed assets	118	92
Sale of customer checks	104	119
Lease brokerage income	206	195
Loss on disposal of fixed assets	—	(31)
Life insurance proceeds in excess of cash value	107	—
Other	280	194

Total other noninterest income	2,796	2,485

Total noninterest income	$11,703	$9,790

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights, totaling $508,000 and $(181,000) were recorded in service charges and fees noninterest income for the three months ended March 31, 2017 and 2016, respectively.

The components of noninterest expense were as follows (in thousands):

	Three months ended March 31,
	2017	2016
Base salaries, net of deferred loan origination costs	$13,390	$12,708
Incentive compensation	2,198	1,739
Benefits and other compensation costs	5,305	4,818

Total salaries and benefits expense	20,893	19,265

Occupancy	2,692	2,308
Equipment	1,723	1,386
Data processing and software	2,396	1,843
ATM and POS network charges	853	1,229
Telecommunications	643	685
Postage	404	463
Courier service	254	271
Advertising	967	895
Assessments	405	632
Operational losses	435	164
Professional fees	766	809
Foreclosed assets expense	38	46
Reversal of foreclosed asset losses	(66)	(11)
Change in reserve for unfunded commitments	15	—
Intangible amortization	359	299
Merger and acquisition expense	—	622
Other miscellaneous expense	3,045	2,845

Total other noninterest expense	14,929	14,486

Total noninterest expense	$35,822	$33,751

Merger and acquisition expense:
Base salaries (outside temporary help)	—	$187
Data processing and software	—	—
Professional fees	—	180
Advertising and marketing	—	114
Other miscellaneous expense	—	141

Total merger and acquisition expense	—	$622

Note 22 – Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended March 31,
	2017	2016
Federal statutory income tax rate	35.0%	35.0%
State income taxes, net of federal tax benefit	6.9	6.3
Tax-exempt interest on municipal obligations	(1.9)	(1.8)
Increase in cash value of insurance policies	(1.4)	(1.4)
Tax credits	(0.4)	—
Equity compensation	(0.5)	—
Other	0.1	—

Effective Tax Rate	37.8%	38.1%

Note 23 – Earnings Per Share

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

	Three months ended
	March 31,
(In thousands)	2017	2016
Net income	$12,079	$10,674
Average number of common shares outstanding	22,870	22,783
Effect of dilutive stock options and restricted stock	362	263

Average number of common shares outstanding used to calculate diluted earnings per share	23,232	23,046

Options excluded from diluted earnings per share because the effect of these options was antidilutive	—	23

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

	Three Months Ended
	March 31,
	2017	2016
(in thousands)
Unrealized holding gains (losses) on available for sale securities before reclassifications	$787	$6,125
Amounts reclassified out of accumulated other comprehensive income-	—	—

Unrealized holding gains (losses) on available for sale securities after reclassifications	787	6,125
Tax effect	(330)	(2,575)

Unrealized holding gains (losses) on available for sale securities, net of tax	457	3,550

Change in unfunded status of the supplemental retirement plans before reclassifications	—	—
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(3)	—
Amortization of actuarial losses	96	—

Total amounts reclassified out of accumulated other comprehensive income	93	—

Change in unfunded status of the supplemental retirement plans after reclassifications		—
Tax effect	(39)	—

Change in unfunded status of the supplemental retirement plans, net of tax	54	—

Change in joint beneficiary agreement liability before reclassifications	—	—
Amounts reclassified out of accumulated other comprehensive income	—	—

Change in joint beneficiary agreement liability after reclassifications	—	—
Tax effect	—	—

Change in joint beneficiary agreement liability, net of tax	—	—

Total other comprehensive gain (loss)	$511	$3,550

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Net unrealized loss on available for sale securities	$(8,083)	$(8,870)
Tax effect	3,399	3,729

Unrealized holding loss on available for sale securities, net of tax	(4,684)	(5,141)

Unfunded status of the supplemental retirement plans	(4,621)	(4,714)
Tax effect	1,943	1,982

Unfunded status of the supplemental retirement plans, net of tax	(2,678)	(2,732)

Joint beneficiary agreement liability	(40)	(40)
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	(40)	(40)

Accumulated other comprehensive loss	$(7,402)	$(7,913)

Note 25 - Retirement Plans

401(k) Plan

The Company sponsors a 401(k) Plan that allows participants to contribute a portion of their compensation subject to certain limits based on federal tax laws. Prior to July 1, 2015, the Company did not contribute to the 401(k) Plan. Effective July 1, 2015, the Company initiated a discretionary matching contribution equal to 50% of participant’s elective deferrals each quarter, up to 4% of eligible compensation. The Company recorded $186,000, and $160,000 of salaries & benefits expense attributable to the 401(k) Plan matching contributions during the three months ended March 31, 2017 and 2016, respectively. The Company made contributions to the 401(k) Plan of $179,000 and $293,000 during the three months ended March 31, 2017 and 2016, respectively.

Employee Stock Ownership Plan

Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $525,000 and $441,000 during the three months ended March 31, 2017 and 2016, respectively, are included in salary expense. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans

The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $6,683,000 and $6,525,000 at March 31, 2017 and December 31, 2016, respectively. Earnings credits on deferred balances totaling $145,000 and $126,000 during the three months ended March 31, 2017 and 2016, respectively, are included in noninterest expense.

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

	Three months ended March 31,
	2017	2016
	(In thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$235	$260
Interest cost on projected benefit obligation	249	256
Amortization of net obligation at transition	1	—
Amortization of prior service cost	(3)	(10)
Recognized net actuarial loss	96	138

Net periodic pension cost	$578	$644

During the three months ended March 31, 2017 and 2016, the Company contributed and paid out as benefits $259,000 and $269,000, respectively, to participants under the plans. For the year ending December 31, 2017, the Company expects to contribute and pay out as benefits $1,067,000 to participants under the plans.

Note 26 - Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for periods indicated (in thousands):

Balance December 31, 2015	$4,201
Advances/new loans	730
Removed/payments	(2,499)

Balance December 31, 2016	2,432
Advances/new loans	160
Removed/payments	(19)

Balance March 31, 2017	$2,573

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

Impaired originated and PNCI loans – Originated and PNCI loans are not recorded at fair value on a recurring basis. However, from time to time, an originated or PNCI loan is considered impaired and an allowance for loan losses is established. Originated and PNCI loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement are considered impaired. The fair value of an impaired originated or PNCI loan is estimated using one of several methods, including collateral value, fair value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired originated and PNCI loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired originated and PNCI loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired originated or PNCI loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, such as deviations from comparable sales, and there is no observable market price, the Company records the impaired originated or PNCI loan as nonrecurring Level 3.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at March 31, 2017	Total	Level 1	Level 2	Level 3
Securities available for sale:
Obligations of U.S. government corporations and agencies	$450,616	—	$450,616	—
Obligations of states and political subdivisions	118,165	—	118,165	—
Corporate debt securities	—	—	—	—
Marketable equity services	2,938	$2,938	—	—
Mortgage servicing rights	6,860	—	—	$6,860

Total assets measured at fair value	$578,579	$2,938	$568,781	$6,860

Fair value at December 31, 2016	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$429,678	—	$429,678	—
Obligations of states and political subdivisions	117,617	—	117,617	—
Marketable equity securities	2,938	$2,938	—	—
Mortgage servicing rights	6,595	—	—	$6,595

Total assets measured at fair value	$556,828	$2,938	$547,295	$6,595

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the three months ended March 31, 2017 or the year ended December 31, 2016.

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

Three months ended March 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2017: Mortgage servicing rights	$6,595	—	$(13)	$278	$6,860
2016: Mortgage servicing rights	$7,618	—	$(698)	$220	$7,140

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

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2017:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average

Mortgage Servicing Rights	$6,860	Discounted cash flow	Constant prepayment rate	6.2%-18.8%, 8.3%
			Discount rate	14.0%-16.0%, 14.0%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2016:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average

Mortgage Servicing Rights	$6,595	Discounted cash flow	Constant prepayment rate	6.9%-16.6%, 8.8%
			Discount rate	14.0%-16.0%, 14.0%

The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

Three months ended March 31, 2017	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$824	—	—	$824	$30
Foreclosed assets	1,528	—	—	1,528	(22)

Total assets measured at fair value	$2,352	—	—	$2,352	$8

Year ended December 31, 2016	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$1,107	—	—	$1,107	$(409)
Foreclosed assets	2,253			2,253	(86)

Total assets measured at fair value	$3,360	—	—	$3,360	$(495)

Three months ended March 31, 2016	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$4,355	—	—	$4,355	$(828)
Foreclosed assets	1,383	—	—	1,383	—

Total assets measured at fair value	$5,738	—	—	$5,738	$(828)

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2017:

	Fair Value (in thousands)		Valuation Technique	Unobservable Inputs	Range, Weighted Average

Impaired Originated & PNCI loans		$824	Sales comparison approach	Adjustment for differences between comparable sales	(20.7)%-46.3%, 1.9%
			Income approach	Capitalization rate	N/A
Foreclosed assets (Land & construction)		—	Sales comparison approach	Adjustment for differences between comparable sales	N/A
Foreclosed assets (residential (Residential real estate)		$657	Sales comparison approach	Adjustment for differences between comparable sales	(22.6)%-14.3%, 0.1%
Foreclosed assets (Commercial real estate)	$	xxx	Sales comparison approach	Adjustment for differences between comparable sales	(65.0)%-62.5%, (6.9)%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2016:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average

Impaired Originated & PNCI loans	$1,107	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	Not meaningful N/A
Foreclosed assets (Land & construction)	$15	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful
Foreclosed assets (residential (Residential real estate)	$1,564	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful
Foreclosed assets (Commercial real estate)	$674	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$113,569	$113,569	$92,197	$92,197
Cash at Federal Reserve and other banks	210,137	210,137	213,415	213,415
Level 2 inputs:
Securities held to maturity	580,137	581,816	602,536	603,203
Restricted equity securities	16,956	N/A	16,956	N/A
Loans held for sale	1,176	1,176	2,998	2,998
Level 3 inputs:
Loans, net	2,730,175	2,758,388	2,727,090	2,763,473
Financial liabilities:
Level 2 inputs:
Deposits	3,898,884	3,897,029	3,895,560	3,893,941
Other borrowings	15,197	15,197	17,493	17,493
Level 3 inputs:
Junior subordinated debt	$56,713	$51,177	$56,667	$49,033

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$768,603	$7,686	$767,274	$7,673
Standby letters of credit	$11,639	$116	$12,763	$128
Overdraft privilege commitments	$99,029	$990	$98,583	$986

Note 28 - TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets	March 31, 2017	December 31, 2016
	(In thousands)
Assets
Cash and Cash equivalents	$2,840	$2,802
Investment in Tri Counties Bank	539,273	529,907
Other assets	1,738	1,711

Total assets	$543,851	$534,420

Liabilities and shareholders’ equity
Other liabilities	$420	$406
Junior subordinated debt	56,713	56,667

Total liabilities	57,133	57,073

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 22,873,305 and 22,867,802 shares, respectively	253,456	252,820
Retained earnings	240,664	232,440
Accumulated other comprehensive loss, net	(7,402)	(7,913)

Total shareholders’ equity	486,718	477,347

Total liabilities and shareholders’ equity	$543,851	$534,420

Condensed Statements of Income	Three months ended March 31,
	2017	2016
	(In thousands)
Interest expense	$595	$535
Administration expense	159	149

Loss before equity in net income of Tri Counties Bank	(754)	(684)
Equity in net income of Tri Counties Bank:
Distributed	4,042	3,680
Under distributed	8,474	7,390
Income tax benefit	317	288

Net income	$12,079	$10,674

Condensed Statements of Comprehensive Income	Three months ended March 31,
	2017	2016
	(In thousands)
Net income	$12,079	$10,674
Other comprehensive loss, net of tax:
Increase (decrease) in unrealized gains on available for sale securities arising during the period	457	3,550
Change in minimum pension liability	54	—

Other comprehensive loss	511	3,550

Comprehensive income	$12,590	$14,224

Condensed Statements of Cash Flows	Three months ended March 31,
	2017	2016
	(In thousands)
Operating activities:
Net income	$12,079	$10,674
Adjustments to reconcile net income to net cash provided by operating activities:
Under distributed equity in earnings of Tri Counties Bank	(8,474)	(7,390)
Equity compensation vesting expense	381	331
Stock option excess tax benefits	—	(10)
Net change in other assets and liabilities	(348)	(249)

Net cash provided by operating activities	3,638	3,356
Investing activities: None
Financing activities:
Stock option excess tax benefits	—	10
Issuance of common stock through option exercise	—	173
Repurchase of common stock	(169)	—
Cash dividends paid — common	(3,431)	(3,418)

Net cash used for financing activities	(3,600)	(3,235)

Net change in cash and cash equivalents	38	121

Cash and cash equivalents at beginning of year	2,802	2,565

Cash and cash equivalents at end of year	$2,840	$2,686

Note 29 - Regulatory Matters

The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.

The following tables present actual and required capital ratios as of March 31, 2017 and December 31, 2016 for the Company and the Bank under Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of March 31, 2017 (1.25%) and December 31, 2016 (0.625%) based on the then phased-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of March 31, 2017:
Total Capital
(to Risk Weighted Assets):
Consolidated	$509,690	14.86%	$317,437	9.25%	$360,237	10.50%	N/A	N/A
Tri Counties Bank	$507,235	14.79%	$317,276	9.25%	$360,054	10.50%	$342,909	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$475,939	13.87%	$248,802	7.25%	$291,620	8.50%	N/A	N/A
Tri Counties Bank	$473,484	13.81%	$248,676	7.25%	$291,473	8.50%	$274,327	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$421,698	12.29%	$197,325	5.75%	$240,158	7.00%	N/A	N/A
Tri Counties Bank	$473,484	13.81%	$197,225	5.75%	$240,036	7.00%	$222,891	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$475,939	10.77%	$176,753	4.00%	$176,753	4.00%	N/A	N/A
Tri Counties Bank	$473,484	10.72%	$176,749	4.00%	$176,749	4.00%	$220,936	5.00%

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of December 31, 2016:
Total Capital
(to Risk Weighted Assets):
Consolidated	$503,283	14.65%	$296,336	8.625%	$360,756	10.50%	N/A	N/A
Tri Counties Bank	$500,876	14.59%	$296,188	8.625%	$360,577	10.50%	$343,407	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$468,061	13.62%	$227,620	6.625%	$292,041	8.50%	N/A	N/A
Tri Counties Bank	$465,654	13.56%	$227,507	6.625%	$291,896	8.50%	$274,725	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$414,632	12.07%	$176,084	5.125%	$240,504	7.00%	N/A	N/A
Tri Counties Bank	$465,654	13.56%	$175,996	5.125%	$240,385	7.00%	$223,214	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$468,061	10.62%	$176,346	4.00%	$176,346	4.00%	N/A	N/A
Tri Counties Bank	$465,654	10.56%	$176,341	4.00%	$176,341	4.00%	$220,426	5.00%

As of March 31, 2017, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Also, at March 31, 2017 and December 31, 2016, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.

Beginning January 1, 2016, the Basel III Capital Rules implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At March 31, 2017, the Company and the Bank are in compliance with the capital conservation buffer requirement. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively.

Note 30 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the periods indicated, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2017 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis				$112
Discount accretion PCI – other				631
Discount accretion PNCI				798
All other loan interest income				33,373

Total loan interest income				34,914
Debt securities, dividends and interest bearing cash at Banks (not FTE)				8,570

Total interest income				43,484
Interest expense				1,491

Net interest income				41,993
(Benefit from reversal of) provision for loan losses				(1,557)

Net interest income after provision for loan losses				43,550
Noninterest income				11,703
Noninterest expense				35,822

Income before income taxes				19,431
Income tax expense				7,352

Net income				$12,079

Per common share:
Net income (diluted)				$0.52

Dividends				$0.15

	2016 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$483	$777	$426	$269
Discount accretion PCI – other	658	569	415	(45)
Discount accretion PNCI	637	883	1,459	868
All other loan interest income	34,463	33,540	32,038	33,646

Total loan interest income	36,241	35,769	34,338	34,738
Debt securities, dividends and interest bearing cash at Banks (not FTE)	8,374	7,940	8,252	8,056

Total interest income	44,615	43,709	42,590	42,794
Interest expense	1,460	1,439	1,430	1,392

Net interest income	43,155	42,270	41,160	41,402
(Benefit from reversal of) provision for loan losses	(1,433)	(3,973)	(773)	209

Net interest income after provision for loan losses	44,588	46,243	41,933	41,193
Noninterest income	12,462	11,066	11,245	9,790
Noninterest expense	36,563	37,416	38,267	33,751

Income before income taxes	20,487	19,893	14,911	17,232
Income tax expense	7,954	7,694	5,506	6,558

Net income	$12,533	$12,199	$9,405	$10,674

Per common share:
Net income (diluted)	$0.54	$0.53	$0.41	$0.46

Dividends	$0.15	$0.15	$0.15	$0.15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies during the three months ended March 31, 2017.

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

On March 18, 2016, Tri Counties Bank acquired three branches from Bank of America. The branches are located in the cities of Arcata, Eureka, and Fortuna in Humboldt County, California. The Bank paid $3,204,000 for deposit relationships with balances totaling $161,231,000 and loans with balances totaling $289,000. See “Results of Operations” and “Financial Condition” below and Note 2 in Item 1 of Part I of this report, for additional discussion about this transaction.

On October 3, 2014, TriCo acquired North Valley Bancorp. As part of the acquisition, North Valley Bank, a wholly-owned subsidiary of North Valley Bancorp, merged with and into Tri Counties Bank. TriCo issued an aggregate of approximately 6.58 million shares of TriCo common stock to North Valley Bancorp shareholders, which was valued at a total of approximately $151 million based on the closing trading price of TriCo common stock on October 3, 2014 of $21.73 per share. TriCo also assumed North Valley Bancorp’s obligations with respect to its outstanding trust preferred securities. North Valley Bank was a full-service commercial bank headquartered in Redding, California. North Valley Bank conducted a commercial and retail banking services which included accepting demand, savings, and money market rate deposit accounts and time deposits, and making commercial, real estate and consumer loans. North Valley Bank had $935 million in assets and 22 commercial banking offices in Shasta, Humboldt, Del Norte, Mendocino, Yolo, Sonoma, Placer and Trinity Counties in Northern California at June 30, 2014. Between January 7, 2015 and January 21, 2015, four Tri Counties Bank branches and four former North Valley Bank branches were consolidated into other Tri Counties Bank or other former North Valley Bank branches.

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

TRICO BANCSHARES

Financial Summary

(In thousands, except per share amounts; unaudited)

	Three months ended March 31,
	2017	2016

Net Interest Income (FTE)	$42,618	$41,940
Benefit from reversal of (provision for) loan losses	1,557	(209)
Noninterest income	11,703	9,790
Noninterest expense	(35,822)	(33,751)
Provision for income taxes (FTE)	(7,977)	(7,096)

Net income	$12,079	$10,674

Earnings per share:
Basic	$0.53	$0.47
Diluted	$0.52	$0.46
Per share:
Dividends paid	$0.15	$0.15
Book value at period end	$21.28	$20.34

Average common shares outstanding	22,870	22,783
Average diluted common shares outstanding	23,232	23,046
Shares outstanding at period end	22,873	22,785

At period end:
Loans, net	$2,730,175	$2,505,159
Total assets	4,527,954	4,394,956
Total deposits	3,898,884	3,785,040
Other borrowings	15,197	18,671
Junior subordinated debt	56,713	56,519
Shareholders’ equity	$486,718	$463,436

Financial Ratios:
During the period (annualized):
Return on assets	1.08%	1.01%
Return on equity	9.97%	9.25%
Net interest margin[1]	4.13%	4.33%
Efficiency ratio[1]	66.0%	65.2%
Average equity to average assets	10.79%	10.96%
At period end:
Equity to assets	10.75%	10.55%
Total capital to risk-adjusted assets	14.86%	15.13%

[1]	Fully taxable equivalent (FTE)

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

Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2017	2016

Net Interest Income (FTE)	$42,618	$41,940
Benefit from reversal of (provision for) loan losses	1,557	(209)
Noninterest income	11,703	9,790
Noninterest expense	(35,822)	(33,751)
Provision for income taxes (FTE)	(7,977)	(7,096)

Net income	$12,079	$10,674

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

Also, included in the results of the Company for the three months ended March 31, 2016 was $622,000 of nonrecurring noninterest expense related to the Company’s acquisition of three bank branches from Bank of America on March 18, 2016. The branches are located in the cities of Arcata, Eureka, and Fortuna in Humboldt County, California. The Bank paid $3,204,000 for deposit relationships with balances of $161,231,000 and loans with balances of $289,000, and received $159,520,000 in cash from Bank of America. The acquisition of the deposits and cash in this acquisition, on March 18, 2016, had a muted effect on average assets and average deposit balances for the quarter ended March 31, 2016, but had full effect in the quarters thereafter.

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2017	2016
Interest income	$43,484	$42,794
Interest expense	(1,491)	(1,392)
FTE adjustment	625	538

Net interest income (FTE)	$42,618	$41,940

Net interest margin (FTE)	4.13%	4.33%

Purchased loan discount accretion	$1,541	$1,092
Interest income recovered from sale of loans	—	$1,237
Effect of purchased loan discount accretion on net interest margin (FTE)	0.15%	0.11%
Effect of interest income recovered from sale of loans on net interest margin (FTE)	—	0.13%

Net interest income (FTE) during the three months ended March 31, 2017 increased $678,000 (1.6%) from the same period in 2016 to $42,618,000. The increase in net interest income (FTE) was due to volume increases in average balances of loans, investments – nontaxable, and Federal funds sold, and yield increases in investments – taxable and Federal funds sold that were partially offset by a decrease in the average yield on loans compared to the three months ended March 31, 2016.

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

	For the three months ended
	March 31, 2017			March 31, 2016
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$2,758,544	$34,914	5.06%	$2,537,574	$34,738	5.48%
Investment securities - taxable	1,038,229	7,094	2.73%	1,068,018	6,920	2.59%
Investment securities - nontaxable	136,290	1,666	4.89%	116,088	1,435	4.94%
Cash at Federal Reserve and other banks	197,406	435	0.88%	155,106	239	0.62%

Total interest-earning assets	4,130,469	44,109	4.27%	3,876,786	43,332	4.47%
Other assets	363,188			335,602

Total assets	$4,493,657			$4,212,388

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$907,104	127	0.06%	$846,189	116	0.05%
Savings deposits	1,376,048	424	0.12%	1,274,868	397	0.12%
Time deposits	331,789	343	0.41%	340,847	342	0.40%
Other borrowings	17,483	2	0.05%	18,264	2	0.04%
Junior subordinated debt	56,690	595	4.20%	56,494	535	3.79%

Total interest-bearing liabilities	2,689,114	1,491	0.22%	2,536,662	1,392	0.22%
Noninterest-bearing deposits	1,247,852			1,154,714
Other liabilities	71,880			59,492
Shareholders’ equity	484,811			461,520

Total liabilities and shareholders’ equity	$4,493,657			$4,212,388

Net interest spread(1)			4.05%			4.25%
Net interest income and interest margin(2)		$42,618	4.13%		$41,940	4.33%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

During the three months ended March 31, 2017, average loan balances were $2,758,544,000, and represented a $220,970,000 (8.7%) increase compared to the three months ended March 31, 2016. These increased loan balances added approximately $3,027,000 to interest income compared to the year-ago quarter. The yield on loans decreased 42 basis points from 5.48% during the three months ended March 31, 2016 to 5.06% during the three months ended March 31, 2016. Included in interest income from loans during the three months ended March 31, 2017 was $1,541,000 of discount accretion from purchased loans compared to $1,092,000 of discount accretion from purchased loans during the three months ended March 31, 2016. Also, as noted above, included in interest income from loans during the three months ended March 31, 2016 was $1,237,000 of interest recovered upon the sale of loans. Excluding the $1,237,000 addition to loan interest income from the sale of loans during the three months ended March 31, 2016, the yield on loans during the three months ended March 31, 2016 would have been approximately 5.29%. The decrease in loan yields during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 reduced interest income by approximately $2,851,000. The result of these loan volume and yield changes was a net increase in loan interest income of $176,000 compared to the year-ago quarter. For more information related to loan interest income, including loan purchase discount accretion, see the following Summary of Average Balances, Yields/Rates and Interest Differential and Note 30 to the consolidated financial statements at Part I, Item 1 of this report.

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

	Three months ended March 31, 2017 compared with three months ended March 31, 2016
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$3,027	$(2,851)	$176
Investment securities	56	349	405
Cash at Federal Reserve and other banks	66	130	196

Total interest-earning assets	3,149	(2,372)	777

Increase (decrease) in interest expense:
Interest-bearing demand deposits	8	3	11
Savings deposits	30	(3)	27
Time deposits	(9)	10	1
Other borrowings	—	—	—
Junior subordinated debt	2	58	60

Total interest-bearing liabilities	31	68	99

Increase (decrease) in Net Interest Income	$3,118	$(2,440)	$678

Provision for Loan Losses

The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – three months ended March 31, 2017 and 2016” at Note 5 in Item 1 of Part I of this report for the components that make up the provision for loan losses for the three months ended March 31, 2017 and 2016.

The Company recorded a reversal of provision for loan losses of $1,557,000 during the three months ended March 31, 2017 compared to a provision for loan losses of $209,000 during the three months ended March 31, 2016. The $1,557,000 reversal of provision for loan losses during the three months ended March 31, 2017 was primarily due to net loan recoveries of $71,000, a $617,000 reduction in nonperforming loans, and continued low historical loan loss experience. Nonperforming loans were $19,511,000, or 0.71% of loans outstanding as of March 31, 2017, and represented a decrease from 0.73% of loans outstanding at December 31, 2016, and a decrease from 0.95% of loans outstanding as of March 31, 2016.

As shown in the Table labeled “Allowance for Loan Losses - three months ended March 31, 2017” at Note 5 in Item 1 of Part I of this report, all categories of loans except other consumer loans experienced a benefit from reversal of provision for loan losses during the three months ended March 31, 2017. The level of provision, or reversal of provision, for loan losses of each loan category during the three months ended March 31, 2017 was due primarily to the increase or decrease in the required allowance for loan losses as of March 31, 2017 when compared to the required allowance for loan losses as of December 31, 2016 plus or minus net charge-offs or net recoveries during the three months ended March 31, 2017. All categories of loans except commercial real estate loans experienced an decrease in the required allowance for loan losses during the three months ended March 31, 2017. The decrease in the required allowance for loan losses for all loan categories except commercial real estate loans was due primarily to stable or improving estimated cash flows and collateral values for certain impaired originated and purchased loans, and continued low net charge off rates in many loan categories. These increases and decreases in estimated cash flows and collateral values, and changes in historical loss factors, in part, determine the required loan loss allowance for nonperforming and performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. For details of the change in nonperforming loans during the three months ended March 31, 2017 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the three months ended March 31, 2017” under the heading “Asset Quality and Non-Performing Assets” below.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended March 31,
	2017	2016
Service charges on deposit accounts	$3,619	$3,365
ATM fees and interchange	4,015	3,393
Other service fees	765	728
Mortgage banking service fees	521	517
Change in value of mortgage servicing rights	(13)	(698)

Total service charges and fees	8,907	7,305
Gain on sale of loans	910	803
Commissions on sale of nondeposit investment products	607	532
Increase in cash value of life insurance	685	696
Change in indemnification asset	(221)	(115)
Gain on disposition of foreclosed assets	118	92
Other noninterest income	697	477

Total noninterest income	$11,703	$9,790

Noninterest income increased $1,913,000 (19.5%) to $11,703,000 during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in noninterest income was primarily due to a $622,000 increase in ATM fees and interchange income, a $254,000 increase in service charges on deposit accounts, and a $685,000 increase in change in value of mortgage servicing rights. The $622,000 increase in ATM fees and interchange revenue was due primarily to the Company’s continued focus in this area, as the effects of new services, fees, and operational changes introduced throughout 2016 were compounded by continued growth in electronic payments volume. The $254,000 increase in service charges on deposit accounts was due primarily to increased fee generation from both consumer and business checking customers. The $685,000 increase in change in value of mortgage servicing rights (MSRs) to a negative $13,000 from a negative $698,000 in the year-ago quarter was due primarily to an increase in estimated prepayment speeds of serviced loans that in turn resulted in a decrease in expected servicing cash flows, and thus, a $698,000 reduction in the value of the Company’s MSRs during the three months ended March 31, 2016. During the months ended March 31, 2017, there were no factors that significantly affected the value of the Company’s MSRs.

Noninterest Expense

The following table summarizes the Company’s noninterest expense for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2017	2016
Base salaries, net of deferred loan origination costs	$13,390	$12,708
Incentive compensation	2,198	1,739
Benefits and other compensation costs	5,305	4,818

Total salaries and benefits expense	20,893	19,265

Occupancy	2,692	2,308
Equipment	1,723	1,386
Data processing and software	2,396	1,843
ATM and POS network charges	853	1,229
Telecommunications	643	685
Postage	404	463
Courier service	254	271
Advertising	967	895
Assessments	405	632
Operational losses	435	164
Professional fees	766	809
Foreclosed assets expense	38	46
Reversal of foreclosed asset losses	(66)	(11)
Change in reserve for unfunded commitments	15	—
Intangible amortization	359	299
Merger and acquisition expense	—	622
Other miscellaneous expense	3,045	2,845

Total other noninterest expense	14,929	14,486

Total noninterest expense	$35,822	$33,751

Merger and acquisition expense:
Base salaries (outside temporary help)	—	$187
Data processing and software	—	—
Professional fees	—	180
Advertising and marketing	—	114
Other miscellaneous expense	—	141

Total merger and acquisition expense	—	$622

Average full time equivalent staff	1,015	965
Noninterest expense to revenue (FTE)	66.0%	65.2%

Salary and benefit expenses increased $1,628,000 (8.5%) to $20,893,000 during the three months ended March 31, 2017 compared to $19,265,000 during the three months ended March 31, 2016. Base salaries, overtime and temporary help, net of deferred loan origination costs increased $682,000 (5.4%) to $13,390,000. Base salaries, net of deferred loan origination costs increased $1,147,000 (9.7%) to $13,028,000 primarily due to annual merit increases, and an increase in average full-time equivalent employees of 50 (5.2%) to 1,015 for the three months ended March 31, 2017. Overtime expense was unchanged at $281,000 during the three months ended March 31, 2017. Temporary help expense decreased $466,000 to $81,000 during the three months ended March 31, 2017 as temporary help expense during the three months ended March 31, 2016 included a significant amount of overtime expense related to system conversion efforts that were completed during 2016.

Commissions and incentive compensation increased $459,000 (26.4%) to $2,198,000 during the three months ended March 31, 2017 compared to the year-ago quarter. All categories of incentive compensation expense were higher than the year-ago quarter except commission expense related to the sale of nondeposit investment products.

Benefits & other compensation expense increased $487,000 (10.1%) to $5,305,000 during the three months ended March 31, 2017 primarily due to the increases in average full-time equivalent employees and salaries expense, and their effects on group insurance and employer payroll tax expenses.

Other noninterest expense increased $443,000 (3.1%) to $14,929,000 during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The $443,000 increase in other noninterest expense was due primarily to increases in occupancy, equipment, data processing and software, and operational loss expenses. These increases from the year-ago period were partially offset by decreases in ATM network charges, and (deposit insurance) assessment expense and the absence of merger and acquisitions expenses during the three months ended March 31, 2017.

The $384,000 increase in occupancy expense was due to increased premises lease and maintenance expense. The $337,000 increase in equipment expense was due primarily to increased equipment maintenance expense. The $553,000 increase in data processing and software expense was due primarily to outsourced data processing expenses resulting from the Company’s system outsourcing that occurred in 2016. The $271,000 increase in operational losses is due primarily to increased debit card losses. The $376,000 decrease in ATM network charges is due primarily to the Company’s system outsourcing that occurred in 2016.

Included in the results of the Company for the three months ended March 31, 2016 was $622,000 of nonrecurring noninterest expense related to the Company’s acquisition of three bank branches from Bank of America on March 18, 2016.

Income Taxes

The effective combined Federal and State income tax rate on income was 37.8% and 38.6% for the three months ended March 31, 2017 and 2016, respectively. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate of 35.0% due to State income tax expense of $2,052,000 and $1,662,000, respectively, in these periods. Tax-exempt income of $1,041,000 and $897,000, respectively, from investment securities, and $792,000 and $696,000, respectively, from increase in cash value of life insurance in these periods helped to reduce the effective combined Federal and State income tax rate from the combined Federal and State statutory income tax rate of approximately 42.0%.

Financial Condition

Investment Securities

Investment securities available for sale increased $21,486,000 to $571,719,000 as of March 31, 2017, as compared to December 31, 2016. This increase is attributable to purchases of $35,241,000, maturities and principal repayments of $14,069,000, an increase in fair value of investments securities available for sale of $787,000 and amortization of net purchase price premiums of $473,000.

The following table presents the available for sale investment securities portfolio by major type as of March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017		December 31, 2016
	Fair Value	%	Fair Value	%
Securities available for sale:
Obligations of U.S. government corporations and agencies	$450,616	78.8%	$429,678	78.1%
Obligations of states and political subdivisions	118,165	20.7%	117,617	21.4%
Marketable equity securities	2,938	0.5%	2,938	0.5%

Total securities available for sale	$571,719	100.0%	$550,233	100.0%

Investment securities held to maturity decreased $22,399,000 to $580,137,000 as of March 31, 2017, as compared to December 31, 2016. This decrease is attributable to principal repayments of $22,074,000, and amortization of net purchase price premiums of $325,000.

The following table presents the held to maturity investment securities portfolio by major type as of March 31, 2017 and December 31, 2016:

(In thousands)	March 31, 2017		December 31, 2016
	Cost Basis	%	Cost Basis	%
Securities held to maturity:
Obligations of U.S. government corporations and agencies	$565,578	97.5%	$587,982	97.6%
Obligations of states and political subdivisions	14,559	2.5%	14,554	2.4%

Total securities held to maturity	$580,137	100.0%	$602,536	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements at Item 1 of Part I of this report.

Restricted Equity Securities

Restricted equity securities were $16,956,000 at March 31, 2017 and December 31, 2016. The entire balance of restricted equity securities at March 31, 2017 and December 31, 2016 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

(In thousands)	March 31, 2017	December 31, 2016
Real estate mortgage	$2,070,815	$2,057,824
Consumer	353,150	362,303
Commercial	212,685	217,047
Real estate construction	124,542	122,419

Total loans	$2,761,192	$2,759,593

At March 31, 2017 loans, including net deferred loan costs, totaled $2,761,192,000 which was a $1,599,000 (0.06%) increase over the balances at December 31, 2016. Demand for all categories of loans was moderate during the three months ended March 31, 2017.

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	March 31, 2017	December 31, 2016
Real estate mortgage	75.0%	74.6%
Consumer	12.8%	13.1%
Commercial	7.7%	7.9%
Real estate construction	4.5%	4.4%

Total loans	100.0%	100.0%

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

An allowance for loan losses for originated loans is established through a provision for loan losses charged to expense. Originated loans and deposit related overdrafts are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely or, with respect to consumer installment loans, according to an established delinquency schedule. The allowance is an amount that management believes will be adequate to absorb probable losses inherent in existing loans and leases, based on evaluations of the collectability, impairment and prior loss experience of loans and leases. The evaluations take into consideration such factors as changes in the nature and size of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The Company defines an originated loan as impaired when it is probable the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impaired originated loans are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

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

Interest income on originated nonaccrual loans that would have been recognized during the months ended March 31, 2017 and 2016, if all such loans had been current in accordance with their original terms, totaled $188,000 and $287,000, respectively. Interest income actually recognized on these originated loans during the three months ended March 31, 2017 and 2016 was $2,000 and $19,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended March 31, 2017 and 2016, if all such loans had been current in accordance with their original terms, totaled $37,000 and $87,000, respectively. Interest income actually recognized on these PNCI loans during the three months ended March 31, 2017 and 2016 was $0 and $1,000.

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

(In thousands)	March 31, 2017	December 31, 2016
Performing nonaccrual loans	$16,401	$17,677
Nonperforming nonaccrual loans	1,273	2,451

Total nonaccrual loans	17,674	20,128
Originated and PNCI loans 90 days past due and still accruing	1,837	—

Total nonperforming loans	19,511	20,128
Noncovered foreclosed assets	3,529	3,763
Covered foreclosed assets	—	223

Total nonperforming assets	$23,040	$24,114

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$499	$911
Indemnified portion of covered foreclosed assets	—	218
Nonperforming assets to total assets	0.51%	0.53%
Nonperforming loans to total loans	0.71%	0.73%
Allowance for loan losses to nonperforming loans	159%	161%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.98%	2.09%

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

	March 31, 2017
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$10,388	$2,008	$2,632	$1,373	$16,401
Nonperforming nonaccrual loans	1,008	144	121	—	1,273

Total nonaccrual loans	11,396	2,152	2,753	1,373	17,674
Originated and PNCI loans 90 days past due and still accruing	1,837	—	—	—	1,837

Total nonperforming loans	13,233	2,152	2,753	1,373	19,511
Noncovered foreclosed assets	2,043	—	—	—	2,043
Covered foreclosed assets	—	—	—	1,486	1,486

Total nonperforming assets	$15,276	$2,152	$2,753	$2,859	$23,040

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$499	—	—	—	$499
Indemnified portion of covered foreclosed assets	—	—	—	—	—
Nonperforming assets to total assets	0.34%	0.05%	0.06%	0.06%	0.51%
Nonperforming loans to total loans	0.56%	0.61%	100.00%	6.61%	0.71%
Allowance for loan losses to nonperforming loans	205%	65%	—	176%	159%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.42%	2.89%	65.03%	23.43%	1.98%

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

	December 31, 2016
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$11,146	$2,131	$2,983	$1,417	$17,677
Nonperforming nonaccrual loans	1,748	703	—	—	2,451

Total nonaccrual loans	12,894	2,834	$2,983	$1,417	20,128
Originated loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	12,894	2,834	$2,983	$1,417	20,128
Noncovered foreclosed assets	2,277	—	—	1,486	3,763
Covered foreclosed assets	—	—	—	223	223

Total nonperforming assets	$15,171	$2,834	$2,983	$3,126	$24,114

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$911	—	—	—	$911
Indemnified portion of covered foreclosed assets	—	—	—	$218	$218

Nonperforming assets to total assets	0.34%	0.06%	0.07%	0.07%	0.53%
Nonperforming loans to total loans	0.55%	0.75%	100.00%	6.42%	0.73%
Allowance for loan losses to nonperforming loans	218%	59%	1%	189%	161%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.48%	2.98%	64.18%	24.44%	2.09%

Changes in nonperforming assets during the three months ended March 31, 2017

(dollars in thousands):	Balance at March 31, 2017	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2016
Real estate mortgage:
Residential	$637	$222	—	$(34)	—	—		$449
Commercial	12,346	1,835	—	(382)	—	$(85)	—	10,978
Consumer
Home equity lines	3,700	—	—	(1,107)	$(71)	—	$(59)	4,937
Home equity loans	879	199	—	(133)	(31)	—	59	785
Auto indirect	—	—	—	—	—	—	—	—
Other consumer	15	57	—	(9)	(71)	—	—	38
Commercial	1,909	129	—	(1,017)	(133)	—	—	2,930
Construction:
Residential	25	14	—	—	—	—	—	11
Commercial	—	—	—	—	—	—	—	—

Total nonperforming loans	19,511	2,456	—	(2,682)	(306)	(85)	—	20,128
Noncovered foreclosed assets	3,529	—	—	(385)	66	85	—	3,763
Covered foreclosed assets	—	—	—	(223)	—	—	—	223

Total nonperforming assets	$23,040	$2,456	—	$(3,290)	$240	—	—	$24,114

The table above does not include deposit overdraft charge-offs.

Nonperforming assets decreased during the first quarter of 2017 by $1,074,000 (4.5%) to $23,040,000 at March 31, 2017 compared to $24,114,000 at December 31, 2016. The decrease in nonperforming assets during the first quarter of 2017 was primarily the result of sales or upgrades of nonperforming loans to performing status totaling $2,682,000, dispositions of foreclosed assets totaling $608,000, loan charge-offs of $306,000, and write-downs on foreclosed assets totaling $22,000, that were partially offset by new nonperforming loans of $2,456,000, and an increase in foreclosed asset valuation of $66,000, the net result of $22,000 of write-downs and $88,000 of positive adjustments to foreclosed asset valuations.

The $2,456,000 in new nonperforming loans during the first quarter of 2017 was comprised of increases of $222,000 on two residential real estate loans, $1,835,000 on two commercial real estate loans, $199,000 on three home equity lines and loans, $57,000 on 10 consumer loans, $129,000 on two C&I loans, and $14,000 on a single residential construction loan.

The $1,835,000 in new nonperforming commercial real estate loans was primarily made up of one loan in the amount of $1,712,000 secured by a commercial mini storage facility in central California. Related charge-offs are discussed below.

Loan charge-offs during the three months ended March 31, 2017

In the first quarter of 2017, the Company recorded $306,000 in loan charge-offs and $103,000 in deposit overdraft charge-offs less $406,000 in loan recoveries and $74,000 in deposit overdraft recoveries resulting in $71,000 of net recoveries. Primary causes of the loan charges taken in the first quarter of 2017 were gross charge-offs of $102,000 on five home equity lines and loans, $71,000 on 12 other consumer loans, and $133,000 on five C&I loans.

Total charge-offs were generally comprised of individual charges of less than $250,000 each. Generally losses are triggered by non-performance by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.

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

As noted above, the allowances for originated and PNCI loan losses consists of a specific allowance, a formula allowance, and an allowance for environmental factors. The first component, the specific allowance, results from the analysis of identified credits that meet management’s criteria for specific evaluation. These loans are reviewed individually to determine if such loans are considered impaired. Impaired loans are those where management has concluded that it is probable that the borrower will be unable to pay all amounts due under the original contractual terms. Impaired loans are specifically reviewed and evaluated individually by management for loss potential by evaluating sources of repayment, including collateral as applicable, and a specified allowance for loan losses is established where necessary.

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

The Components of the Allowance for Loan Losses

The following table sets forth the allowance for loan losses as of the dates indicated:

(dollars in thousands)	March 31, 2017	December 31, 2016
Allowance for originated and PNCI loan losses:
Specific allowance	$1,686	$2,046
Formula allowance	16,812	17,485
Environmental factors allowance	10,088	10,275

Allowance for originated and PNCI loan losses	28,586	29,806
Allowance for PCI loan losses	2,431	2,697

Allowance for loan losses	$31,017	$32,503

Allowance for loan losses to loans	1.12%	1.18%

For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Provision for Loan Losses” at “Results of Operations” and “Allowance for Loan Losses” above. Based on the current conditions of the loan portfolio, management believes that the $31,017,000 allowance for loan losses at March 31, 2017 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

(in thousands)	March 31, 2017	December 31, 2016
Real estate mortgage	$14,235	$14,292
Consumer	9,545	10,284
Commercial	5,326	5,831
Real estate construction	1,911	2,096

Total allowance for loan losses	$31,017	$32,503

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

	March 31, 2017	December 31, 2016
Real estate mortgage	45.9%	44.0%
Consumer	30.8%	31.6%
Commercial	17.2%	17.9%
Real estate construction	6.1%	6.5%

Total allowance for loan losses	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses as a percentage of the total loans for each loan category as of the dates indicated:

	March 31, 2017	December 31, 2016

Real estate mortgage	0.69%	0.69%
Consumer	2.70%	2.84%
Commercial	2.50%	2.69%
Real estate construction	1.53%	1.71%

Total allowance for loan losses	1.12%	1.18%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2017	2016
Allowance for loan losses:
Balance at beginning of period	$32,503	$36,011
Provision for loan losses	(1,557)	209
Loans charged off:
Real estate mortgage:
Residential	—	(37)
Commercial	—	(793)
Consumer:
Home equity lines	(71)	(214)
Home equity loans	(31)	—
Auto indirect	—	—
Other consumer	(174)	(207)
Commercial	(133)	(38)
Construction:
Residential	—	—
Commercial	—	—

Total loans charged off	(409)	(1,289)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	—	2
Commercial	110	817
Consumer:
Home equity lines	46	281
Home equity loans	12	49
Auto indirect	—	9
Other consumer	141	121
Commercial	170	177
Construction:
Residential	—	—
Commercial	1	1

Total recoveries of previously charged off loans	480	1,457

Net (charge-offs) recoveries	71	168

Balance at end of period	$31,017	$36,388

	Three months ended March 31,
	2017	2016
Reserve for unfunded commitments:
Balance at beginning of period	$2,719	$2,475
Benefit from reversal of provision for losses – unfunded commitments	15	—

Balance at end of period	$2,734	$2,475

Balance at end of period:
Allowance for loan losses	$31,017	$36,388
Reserve for unfunded commitments	2,734	2,475

Allowance for loan losses and Reserve for unfunded commitments	$33,751	$38,863

As a percentage of total loans at end of period:
Allowance for loan losses	1.12%	1.43%
Reserve for unfunded commitments	0.10%	0.10%

Allowance for loan losses and Reserve for unfunded commitments	1.22%	1.53%

Average total loans	$2,758,544	$2,537,574
Ratios (annualized):
Net charge-offs (recoveries) during period to average loans outstanding during period	(0.01)%	(0.03)%
Provision for (benefit from) loan losses to average loans outstanding during period	(0.23)%	0.03%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the period indicated (dollars in thousands):

(dollars in thousands):	Balance at March 31, 2017	New NPA	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2016
Noncovered:
Land & Construction	$1,497	—	—	$(15)	—	—	—	$1,512
Residential real estate	1,207	—	—	(234)	—	—	—	1,441
Commercial real estate	825	—	—	(136)	$66	$85	—	810

Total noncovered	3,529	—	—	(385)	66	85	—	3,763

Covered:
Land & Construction	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	(223)	—	—	—	223
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	—	—	—	(223)	—	—	—	223

Total foreclosed assets	$3,529	—	—	$(608)	$66	$85	—	$3,986

Premises and Equipment

Premises and equipment were comprised of:

	March 31, 2017	December 31, 2016
	(In thousands)
Land & land improvements	$9,522	$9,522
Buildings	43,600	42,345
Furniture and equipment	33,077	31,428

	86,199	83,295
Less: Accumulated depreciation	(38,719)	(37,412)

	47,480	45,883
Construction in progress	2,028	2,523

Total premises and equipment	$49,508	$48,406

During the three months ended March 31, 2017, premises and equipment increased $1,102,000 due to purchases of $2,413,000, that were partially offset by depreciation of $1,311,000 and disposals of premises and equipment with net book value of $0.

Intangible Assets

Intangible assets at were comprised of the following as of the dates indicated:

(In thousands)	March 31, 2017	December 31, 2016
Core-deposit intangible	$6,204	$6,563
Goodwill	64,311	64,311

Total intangible assets	$70,515	$70,874

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

Investment in Low Income Housing Tax Credit Funds

During the three months ended March 31, 2017, the Company’s investment in low income housing tax credit funds, recorded in other assets, decreased $281,000 to $18,184,000 due amortization of such investments. During the three months ended March 31, 2017, the Company made $796,000 of capital contributions to several of its five existing low income housing tax credit fund investments bringing its commitment for future capital contributions to $14,380,000 at March 31, 2017. This commitment for low income housing tax credit funds is recorded in other liabilities.

Deposits

During the three months ended March 31, 2017, the Company’s deposits increased $3,324,000 (0.09%) to $3,898,884,000. Included in the March 31, 2017 and December 31, 2016 certificate of deposit balances are $50,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. See Note 13 to the condensed consolidated financial statements at Item 1 of Part I of this report for more information about the Company’s deposits.

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

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. During the three months ended March 31, 2017, the Company did not repurchase any shares under this plan. This plan has no stated expiration date for the repurchases. As of March 31, 2017, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $486,718,000 at March 31, 2017. This amount represents an increase of $9,371,000 (2.0%) from December 31, 2016, the net result of comprehensive income for the period of $12,590,000, and the effect of equity compensation vesting of $381,000, and the exercise of stock options of $435,000, that were partially offset by dividends paid of $3,431,000, and repurchase of common stock of $604,000. The Company’s ratio of equity to total assets was 10.7% and 10.6% as of March 31, 2017 and December 31, 2016, respectively. We believe that the Company and the Bank were in compliance with the applicable minimum capital requirements set forth in the final Basel III Capital rules as of March 31, 2017. The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	March 31, 2017		December 31, 2016
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total capital	14.86%	9.250%	14.65%	8.625%
Tier I capital	13.87%	7.250%	13.62%	6.625%
Common equity Tier 1 capital	12.29%	5.750%	12.07%	5.125%
Leverage	10.77%	4.00%	10.56%	4.00%

See Note 19 and Note 29 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

Liquidity

The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At March 31, 2017, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $813,685,000, or 18.0% of total assets, representing an increase of $36,023,000 (4.6%) from $777,662,000, or 17.2% of total assets at December 31, 2016. This increase in cash and securities available for sale is due mainly to the maturity of investments held to maturity that were reinvested into investments available for sale, and cash flows from operations during the three months ended March 31, 2017. The Company’s profitability during the first three months of 2017 generated cash flows from operations of $19,444,000 compared to $4,100,000 during the first three months of 2016. Maturities of investment securities produced cash inflows of $36,143,000 during the three months ended March 31, 2017 compared to $30,867,000 for the three months ended March 31, 2016. During the three months ended March 31, 2017, the Company invested in securities totaling $35,241,000 and net loan principal increases of $1,613,000 compared to $77,045,000 invested in securities and $45,515,000 net loan principal increases, respectively, during the first three months of 2016. Proceeds from the sale of loans other than loans originated for sale accounted for $27,049,000 of investing sources of funds during the three months ended March 31, 2016. Proceeds from the sale of foreclosed assets accounted for $726,000 and $1,417,000 of investing sources of funds during the three months ended March 31, 2017 and 2016, respectively. Proceeds from the sale of foreclosed assets accounted for $3,338,000 of investing sources of funds during the three months ended March 31, 2017. The acquisition of three bank branches, and the assumption of $161,231,000 of associated deposit balances, from Bank of America on March 18, 2016, accounted for $156,316,000 of investing sources of funds during the three months ended March 31, 2016. These changes in investment and loan balances, proceeds from sale of foreclosed assets and premises held for sale, and the acquisition of branches and associated deposits, contributed to net cash provided by investing activities of $1,222,000 during the three months ended March 31, 2017, compared to net cash provided by investing activities of $85,666,000 during the three months ended March 31, 2016. Financing activities used net cash of $2,572,000 during the three months ended March 31, 2017, compared to net cash used by financing activities of $4,349,000 during the three months ended March 31, 2016. Deposit balance increases provided $3,324,000 of financing sources of funds during the three months ended March 31, 2017. Deposit balance decreases, net of the deposits assumed in the acquisition of bank branches on March 18, 2016, accounted for $7,457,000 of financing uses of funds during the three months ended March 31, 2016. Net changes in other borrowings accounted for $2,296,000 of financing uses of funds during the three months ended March 31, 2017, compared to $6,343,000 of financing sources of funds during the three months ended March 31, 2016. Dividends paid used $3,431,000 and $3,418,000 of cash during the three months ended March 31, 2017 and 2016, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2017 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2016

Item 4.	Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

During the three months ended March 31, 2017, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2016 which are incorporated by reference herein. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2017:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number shares that may yet be purchased under the plans or programs(2)
Jan. 1-31, 2017	—	—	—	333,400
Feb. 1-28, 2017	16,251	$37.17	—	333,400
Mar. 1-31, 2017	—	—	—	333,400

Total	16,251	$37.17	—	333,400

(1)	Includes shares purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 19 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.
(2)	Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.

Item 6 – Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 17, 2009).

3.2	Bylaws of TriCo, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).

4.1	Instruments defining the rights of holders of the long-term debt securities of the TriCo and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. TriCo hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1*	Form of Change of Control Agreement among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, John Fleshood, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).

10.2*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.3*	TriCo’s 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.4*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.5*	Transaction Bonus Agreement between TriCo Bancshares and Richard P. Smith dated as of August 7, 2014 (incorporated by reference to Exhibit 10.4 to TriCo’s Form 8-K filed on August 13, 2014).

10.6*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.7*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.8*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.9*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.10*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.12*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.13*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.14*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.15*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.18*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.19*	Form of Stock Option Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed May 25, 2010).

10.20*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Employee Executives pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

Item 6 – Exhibits (continued)

10.21*	Form of Restricted Stock Unit Agreement and Grant Notice for Directors pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.22*	Form of Performance Award Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to TriCo’s Current Report on Form 8-K filed August 13, 2014).

10.23*	John Fleshood Offer Letter dated November 3, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).

10.24*	Amendment to John Fleshood Offer Letter dated December 19, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES
(Registrant)

Date: May 10, 2017	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal accounting and financial officer)