Form 10-Q
period 2017-06-30
TRICO BANCSHARES /
filed 2017-08-09
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended:    June 30, 2017

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

☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐  Large accelerated filer                ☒  Accelerated filer                ☐  Non-accelerated filer                ☐  Smaller reporting company

☐  Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes     ☒  No

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, no par value: 22,925,069 shares outstanding as of August 7, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At June 30, 2017	At December 31, 2016
Assets:
Cash and due from banks	$86,638	$92,197
Cash at Federal Reserve and other banks	81,011	213,415

Cash and cash equivalents	167,649	305,612
Investment securities:
Available for sale	672,569	550,233
Held to maturity	559,518	602,536
Restricted equity securities	16,956	16,956
Loans held for sale	2,537	2,998
Loans	2,826,393	2,759,593
Allowance for loan losses	(28,143)	(32,503)

Total loans, net	2,798,250	2,727,090
Foreclosed assets, net	3,489	3,986
Premises and equipment, net	51,558	48,406
Cash value of life insurance	96,410	95,912
Accrued interest receivable	11,605	12,027
Goodwill	64,311	64,311
Other intangible assets, net	5,852	6,563
Mortgage servicing rights	6,596	6,595
Other assets	62,635	74,743

Total assets	$4,519,935	$4,517,968

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,261,355	$1,275,745
Interest-bearing	2,617,067	2,619,815

Total deposits	3,878,422	3,895,560
Accrued interest payable	781	818
Reserve for unfunded commitments	2,599	2,719
Other liabilities	59,868	67,364
Other borrowings	22,560	17,493
Junior subordinated debt	56,761	56,667

Total liabilities	4,020,991	4,040,621

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
22,925,069 at June 30, 2017	254,808
22,867,802 at December 31, 2016		252,820
Retained earnings	248,637	232,440
Accumulated other comprehensive loss, net of tax	(4,501)	(7,913)

Total shareholders’ equity	498,944	477,347

Total liabilities and shareholders’ equity	$4,519,935	$4,517,968

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest and dividend income:
Loans, including fees	$36,418	$34,338	$71,332	$69,076
Investment securities:
Taxable	6,903	6,535	13,606	13,080
Tax exempt	1,042	975	2,083	1,872
Dividends	328	410	719	785
Interest bearing cash at
Federal Reserve and other banks	353	332	788	571

Total interest and dividend income	45,044	42,590	88,528	85,384

Interest expense:
Deposits	974	881	1,868	1,736
Other borrowings	13	3	15	5
Junior subordinated debt	623	546	1,218	1,081

Total interest expense	1,610	1,430	3,101	2,822

Net interest income	43,434	41,160	85,427	82,562
Benefit from reversal of provision for loan losses	(796)	(773)	(2,353)	(564)

Net interest income after benefit from reversal of provision for loan losses	44,230	41,933	87,780	83,126

Noninterest income:
Service charges and fees	9,479	8,099	18,386	15,404
Gain on sale of loans	777	889	1,687	1,692
Commissions on sale of non-deposit investment products	705	611	1,312	1,143
Increase in cash value of life insurance	626	681	1,311	1,377
Other	1,323	965	1,917	1,419

Total noninterest income	12,910	11,245	24,613	21,035

Noninterest expense:
Salaries and related benefits	20,494	20,045	41,387	39,310
Other	15,410	18,222	30,339	32,708

Total noninterest expense	35,904	38,267	71,726	72,018

Income before income taxes	21,236	14,911	40,667	32,143

Provision for income taxes	7,647	5,506	14,999	12,064

Net income	$13,589	$9,405	$25,668	$20,079

Earnings per share:
Basic	$0.59	$0.41	$1.12	$0.88
Diluted	$0.58	$0.41	$1.10	$0.87

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$13,589	$9,405	$25,668	$20,079
Other comprehensive income, net of tax:
Unrealized gains on available for sale securities arising during the period	2,846	4,157	3,303	7,707
Change in pension plan items	55	148	109	148
Change in joint beneficiary agreement liability	—	(4)	—	(4)

Other comprehensive income	2,901	4,301	3,412	7,851

Comprehensive income	$16,490	$13,706	$29,080	$27,930

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2015	22,775,173	$247,587	$206,307	$(1,778)	$452,116
Net income			20,079		20,079
Other comprehensive income				7,851	7,851
Stock option vesting		311			311
RSU vesting		261			261
PSU vesting		125			125
Stock options exercised	127,200	2,814			2,814
RSUs released	16,948
Tax effect of stock option exercise		(192)			(192)
Tax effect of RSU release		10			10
Repurchase of common stock	(96,996)	(1,056)	(1,610)		(2,666)
Dividends paid ($0.30 per share)			(6,841)		(6,841)

Balance at June 30, 2016	22,822,325	$249,860	$217,935	$6,073	$473,868

Balance at December 31, 2016	22,867,802	$252,820	$232,440	$(7,913)	$477,347
Net income			25,668		25,668
Other comprehensive income				3,412	3,412
Stock option vesting		162			162
RSU vesting		419			419
PSU vesting		193			193
Stock options exercised	117,850	2,163			2,163
RSUs released	25,069
Repurchase of common stock	(85,652)	(949)	(2,143)		(3,092)
Dividends paid ($0.32 per share)			(7,328)		(7,328)

Balance at June 30, 2017	22,925,069	$254,808	$248,637	$(4,501)	$498,944

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the six months ended June 30,
	2017	2016
Operating activities:
Net income	$25,668	$20,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	3,287	3,245
Amortization of intangible assets	711	658
Benefit from reversal of provision for loan losses	(2,353)	(564)
Amortization of investment securities premium, net	1,606	2,334
Originations of loans for resale	(63,022)	(58,952)
Proceeds from sale of loans originated for resale	64,699	59,009
Gain on sale of loans	(1,687)	(1,692)
Change in market value of mortgage servicing rights	470	1,399
Provision for losses on foreclosed assets	28	32
Gain on sale of foreclosed assets	(271)	(149)
Loss on disposal of fixed assets	28	39
Gain on sale of premises held for sale	(3)	—
Increase in cash value of life insurance	(1,311)	(1,377)
Life insurance proceeds in excess of cash value	(108)	(238)
Equity compensation vesting expense	774	697
Tax effect of equity compensation exercise or release	—	182
Change in:
Reserve for unfunded commitments	(120)	408
Interest receivable	422	(816)
Interest payable	(37)	(47)
Other assets and liabilities, net	(1,225)	(629)

Net cash from operating activities	27,556	23,618

Investing activities:
Proceeds from maturities of securities available for sale	27,997	26,359
Proceeds from maturities of securities held to maturity	42,361	50,963
Purchases of securities available for sale	(145,584)	(155,444)
Loan origination and principal collections, net	(69,491)	(135,638)
Loans purchased	—	(22,503)
Proceeds from sale of loans other than loans originated for sale	—	27,049
Proceeds from sale of other real estate owned	1,424	2,497
Proceeds from sale of premises and equipment	—	1
Proceeds from the sale of premises held for sale	3,338	—
Purchases of premises and equipment	(5,885)	(9,053)
Life insurance proceeds	649	—
Cash acquired in acquisition	—	156,316

Net cash used by investing activities	(145,191)	(59,453)

Financing activities:
Net decrease in deposits	(17,138)	(51,101)
Net change in other borrowings	5,067	7,136
Tax effect of equity compensation exercise or release	—	(182)
Repurchase of common stock	(1,122)	(335)
Dividends paid	(7,328)	(6,841)
Exercise of stock options	193	483

Net cash used by financing activities	(20,328)	(50,840)

Net change in cash and cash equivalents	(137,963)	(86,675)

Cash and cash equivalents and beginning of year	305,612	303,461

Cash and cash equivalents at end of period	$167,649	$216,786

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$5,698	$13,298
Loans transferred to foreclosed assets	$684	$853
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	$3,092	$2,331
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$3,138	$2,869
Cash paid for income taxes	$10,650	$12,540
Insurance proceeds receivable reclassified to other assets	$921	$1,603
Assets acquired in acquisition	—	$161,231
Liabilities assumed in acquisition	—	$161,231

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

TriCo Bancshares (the “Company” or “we”) is a California corporation organized to act as a bank holding company for Tri Counties Bank (the “Bank”). The Company and the Bank are headquartered in Chico, California. The Bank is a California-chartered bank that is engaged in the general commercial banking business in 26 California counties. The Bank operates from 57 traditional branches and 10 in-store branches. The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by TriCo and three acquired with the acquisition of North Valley Bancorp. See Note 17 – Junior Subordinated Debt.

The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,725,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. During the six months ended June 30, 2017 and throughout 2016, the Company did not have any securities classified as trading.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is more likely than not that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the six months ended June 30, 2017 or the year ended December 31, 2016.

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

Recent Accounting Pronouncements

FASB Accounting Standards Update (ASU) No.2014-09, Revenue from Contracts with Customers (Topic 606): ASU 2014-09 is intended to clarify the principles for recognizing revenue, and to develop common revenue standards and disclosure requirements that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosures; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required with regard to contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, with early adoption permitted for reporting periods beginning after December 15, 2016. The Company plans to adopt ASU 2014-09 on January 1, 2018 utilizing the modified retrospective approach. Since the guidance does not apply to revenue associated with financial instruments such as loans and investments, which are accounted for under other provisions of GAAP, we do not expect it to impact interest income, our largest component of income. The Company is currently performing an overall assessment of revenue streams potentially affected by the ASU, including certain deposit related fees and interchange fees, to determine the potential impact of this guidance on our consolidated financial statements.

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

FASB issued Accounting Standard Update (ASU) No. 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09, among other things, requires: (i) that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement, (ii) the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, (iii) an entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period, (iv) excess tax benefits should be classified along with other income tax cash flows as an operating activity, (v) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, (vi) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions, and (vii) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. ASU 2016-09 was effective for the Company on January 1, 2017 and due to options exercised and restricted stock units released during the three and six months ended June 30, 2017, resulted in the recognition of excess tax benefits totaling $607,000, and $697,000 respectively.

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

FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350). ASU 2017-04 eliminates step two of the goodwill impairment test (the hypothetical purchase price allocation used to determine the implied fair value of goodwill) when step one (determining if the carrying value of a reporting unit exceeds its fair value) is failed. Instead, entities simply will compare the fair value of a reporting unit to its carrying amount and record goodwill impairment for the amount by which the reporting unit’s carrying amount exceeds its fair value. ASU 2017-04 will be effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715). ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. ASU 2017-07 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-08 on the Company’s consolidated financial statements.

FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award’s fair value, (ii) the award’s vesting conditions and (iii) the award’s classification as an equity or liability instrument. ASU 2017-09 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2 – Business Combinations

On March 18, 2016, the Bank completed its acquisition of three branch banking offices from Bank of America originally announced October 28, 2015. The acquired branches are located in Arcata, Eureka and Fortuna in Humboldt County on the North Coast of California, and have significant overlap compared to the Company’s then-existing Northern California customer base and branch locations. Beginning on March 18, 2016, the revenue and expenses from the operations of the acquired branches are included in the results of the Company. The Bank paid a premium of $3,204,000 for deposit relationships with balances of $161,231,000 and loans with balances of $289,000.

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

Note 3 – Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$551,069	$2,047	$(4,466)	548,650
Obligations of states and political subdivisions	121,672	1,049	(1,757)	120,964
Marketable equity securities	3,000	—	(45)	2,955

Total securities available for sale	$675,741	$3,096	$(6,268)	$672,569

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$544,954	$6,095	$(1,861)	$549,188
Obligations of states and political subdivisions	14,564	180	(68)	14,676

Total securities held to maturity	$559,518	$6,275	$(1,929)	$563,864

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$434,357	$1,949	$(6,628)	$429,678
Obligations of states and political subdivisions	121,746	267	(4,396)	117,617
Marketable equity securities	3,000	—	(62)	2,938

Total securities available for sale	$559,103	$2,216	$(11,086)	$550,233

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$587,982	$5,001	$(4,199)	$588,784
Obligations of states and political subdivisions	14,554	56	(191)	14,419

Total securities held to maturity	$602,536	$5,057	$(4,390)	$603,203

No investment securities were sold during the six months ended June 30, 2017 or the six months ended June 30, 2016. Investment securities with an aggregate carrying value of $294,853,000 and $292,737,000 at June 30, 2017 and December 31, 2016, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at June 30, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2017, obligations of U.S. government corporations and agencies with a cost basis totaling $1,096,023,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At June 30, 2017, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 5.4 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Investment Securities (In thousands)	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$83	$85	—	—
Due after one year through five years	7,376	7,586	$1,192	$1,223
Due after five years through ten years	16,916	17,353	4,326	4,390
Due after ten years	651,366	647,545	554,000	558,251

Totals	$675,741	$672,569	$559,518	$563,864

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
June 30, 2017
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$367,293	$(4,466)	—	—	$367,293	$(4,466)
Obligations of states and political subdivisions	45,071	(1,757)	—	—	45,071	(1,757)
Marketable equity securities	2,955	(45)	—	—	2,955	(45)

Total securities available-for-sale	$415,319	$(6,268)	—	—	$415,319	$(6,268)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$172,077	$(1,861)	—	—	$172,077	$(1,861)
Obligations of states and political subdivisions	4,025	(68)	—	—	4,025	(68)

Total securities held-to-maturity	$176,102	$(1,929)	—	—	$176,102	$(1,929)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
December 31, 2016
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$370,389	$(6,628)	—	—	$370,389	$(6,628)
Obligations of states and political subdivisions	90,825	(4,396)	—	—	90,825	(4,396)
Marketable equity securities	2,938	(62)	—	—	2,938	(62)

Total securities available-for-sale	$464,152	$(11,086)	—	—	$464,152	$(11,086)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$280,497	$(4,199)	—	—	$280,497	$(4,199)
Obligations of states and political subdivisions	9,984	(191)	—	—	9,984	(191)

Total securities held-to-maturity	$290,481	$(4,390)	—	—	$290,481	$(4,390)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At June 30, 2017, 55 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of (1.16%) from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At June 30, 2017, 55 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of (3.59%) from the Company’s amortized cost basis.

Marketable equity securities: At June 30, 2017, 2 marketable equity securities had unrealized losses with aggregate depreciation of (1.50%) from the Company’s amortized cost basis. The Company has the intent and ability to hold these securities for the foreseeable future and no credit quality deterioration associated with these securities has been identified, therefore, management does not believe that they are other than temporarily impaired.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	June 30, 2017
	Originated	PNCI	PCI – Cash basis	PCI – Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$247,354	$66,800	—	$1,362	$315,516
Commercial	1,563,992	221,297	—	10,692	1,795,981

Total mortgage loan on real estate	1,811,346	288,097	—	12,054	2,111,497
Consumer:
Home equity lines of credit	264,600	18,705	$2,340	831	286,476
Home equity loans	36,926	2,944	—	1,136	41,006
Other	25,897	2,407	—	66	28,370

Total consumer loans	327,423	24,056	2,340	2,033	355,852
Commercial	212,473	9,929	—	3,341	225,743
Construction:
Residential	62,613	13	—	524	63,150
Commercial	61,254	8,897	—	—	70,151

Total construction	123,867	8,910	—	524	133,301

Total loans, net of deferred loan fees and discounts	$2,475,109	$330,992	$2,340	$17,952	$2,826,393

Total principal balance of loans owed, net of charge-offs	$2,482,243	$339,132	$7,048	$22,001	$2,850,424
Unamortized net deferred loan fees	(7,134)	—	—	—	(7,134)
Discounts to principal balance of loans owed, net of charge-offs	—	(8,140)	(4,708)	(4,049)	(16,897)

Total loans, net of deferred loan fees and discounts	$2,475,109	$330,992	$2,340	$17,952	$2,826,393

Noncovered loans	$2,475,109	$330,992	$2,340	$17,952	$2,826,393
Covered loans	—	—	—	—	—

Total loans, net of deferred loan fees and discounts	$2,475,109	$330,992	$2,340	$17,952	$2,826,393

Allowance for loan losses	$(25,987)	$(1,454)	$(10)	$(692)	$(28,143)

Note 4 – Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2016
	Originated	PNCI	PCI – Cash basis	PCI – Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$229,609	$78,935	—	$1,363	$309,907
Commercial	1,484,420	250,037	—	13,460	1,747,917

Total mortgage loan on real estate	1,714,029	328,972	—	14,823	2,057,824
Consumer:
Home equity lines of credit	263,590	21,765	$2,983	1,377	289,715
Home equity loans	37,074	3,618	—	1,130	41,822
Other	28,167	2,534	—	65	30,766

Total consumer loans	328,831	27,917	2,983	2,572	362,303
Commercial	200,735	12,321	—	3,991	217,047
Construction:
Residential	54,613	141	—	675	55,429
Commercial	58,119	8,871	—	—	66,990

Total construction	112,732	9,012	—	675	122,419

Total loans, net of deferred loan fees and discounts	$2,356,327	$378,222	$2,983	$22,061	$2,759,593

Total principal balance of loans owed, net of charge-offs	$2,363,243	$388,139	$8,280	$25,650	$2,785,312
Unamortized net deferred loan fees	(6,916)	—	—	—	(6,916)
Discounts to principal balance of loans owed, net of charge-offs	—	(9,917)	(5,297)	(3,589)	(18,803)

Total loans, net of unamortized deferred loan fees and discounts	$2,356,327	$378,222	$2,983	$22,061	$2,759,593

Noncovered loans	$2,356,327	$378,222	$2,983	$18,885	$2,756,417
Covered loans	—	—	—	3,176	3,176

Total loans, net of unamortized deferred loan fees and discounts	$2,356,327	$378,222	$2,983	$22,061	$2,759,593

Allowance for loan losses	$(28,141)	$(1,665)	$(17)	$(2,680)	$(32,503)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Change in accretable yield:
Balance at beginning of period	$9,560	$11,980	$10,348	$13,255
Accretion to interest income	(1,058)	(1,016)	(1,960)	(2,107)
Reclassification (to) from nonaccretable difference	(546)	811	(432)	627

Balance at end of period	$7,956	$11,775	$7,956	$11,775

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three Months Ended June 30, 2017
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction
(in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.	Total
Beginning balance	$2,282	$11,953	$6,530	$2,420	$595	$5,326	$1,339	$572	$31,017
Charge-offs	—	(150)	(13)	(206)	(308)	(764)	(1,071)	—	(2,512)
Recoveries	—	17	252	13	68	84	—	—	434
(Benefit) provision	(172)	(1,284)	(613)	95	290	83	911	(106)	(796)

Ending balance	$2,110	$10,536	$6,156	$2,322	$645	$4,729	$1,179	$466	$28,143

	Allowance for Loan Losses – Six Months Ended June 30, 2017
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction
(in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.	Total
Beginning balance	$2,387	$11,905	$7,044	$2,617	$622	$5,831	$1,417	$680	$32,503
Charge-offs	—	(150)	(84)	(237)	(482)	(897)	(1,071)	—	(2,921)
Recoveries	—	127	298	25	209	254	—	1	914
(Benefit) provision	(277)	(1,346)	(1,102)	(83)	296	(459)	833	(215)	(2,353)

Ending balance	$2,110	$10,536	$6,156	$2,322	$645	$4,729	$1,179	$466	$28,143

Ending balance:
Individ. evaluated for impairment	$254	$150	$398	$68	$91	$862	—	—	$1,823

Loans pooled for evaluation	$1,631	$10,196	$5,748	$2,185	$554	$3,701	$1,137	$466	$25,618

Loans acquired with deteriorated credit quality	$225	$190	$10	$69	—	$166	$42	—	$702

	Loans, net of unearned fees – As of June 30, 2017
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction
(in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.	Total
Ending balance:
Total loans	$315,516	$1,795,981	$286,476	$41,006	$28,370	$225,743	$63,150	$70,151	$2,826,393

Individ. evaluated for impairment	$4,726	$14,525	$2,633	$1,285	$323	$2,744	—	—	$26,236

Loans pooled for evaluation	$309,428	$1,770,764	$280,672	$38,585	$27,981	$219,658	$62,626	$70,151	$2,779,865

Loans acquired with

Deteriorated credit quality	$1,362	$10,692	$3,171	$1,136	$66	$3,341	$524	—	$20,292

	Allowance for Loan Losses – Year Ended December 31, 2016
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction
(in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.	Total
Beginning balance	$2,507	$11,443	$11,253	$3,138	$688	$5,271	$899	$812	$36,011
Charge-offs	(321)	(827)	(585)	(219)	(823)	(455)	—	—	(3,230)
Recoveries	880	920	2,317	590	449	404	54	78	5,692
(Benefit) provision	(679)	369	(5,941)	(892)	308	611	464	(210)	(5,970)

Ending balance	$2,387	$11,905	$7,044	$2,617	$622	$5,831	$1,417	$680	$32,503

Ending balance:
Individ. evaluated for impairment	$249	$127	$410	$102	$28	$1,130	—	—	$2,046

Loans pooled for evaluation	$1,952	$10,329	$6,618	$2,451	$594	$3,765	$1,371	$680	$27,760

Loans acquired with deteriorated credit quality	$186	$1,449	$17	$64	—	$936	$45	—	$2,697

Note 5 – Allowance for Loan Losses (continued)

	Loans, net of unearned fees – As of December 31, 2016
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.
Ending balance:
Total loans	$309,907	$1,747,917	$289,715	$41,822	$30,766	$217,047	$55,429	$66,990	$2,759,593

Individ. evaluated for impairment	$3,785	$15,748	$3,196	$1,150	$154	$4,096	$11	—	$28,140

Loans pooled for evaluation	$304,759	$1,718,709	$282,159	$39,542	$30,547	$208,960	$54,743	$66,990	$2,706,409

Loans acquired with deteriorated credit quality	$1,363	$13,460	$4,360	$1,130	$65	$3,991	$675	—	$25,044

	Allowance for Loan Losses – Three Months Ended June 30, 2016
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.
Beginning balance	$2,765	$11,895	$9,907	$3,111	$687	$6,139	$1,066	$818	$36,388
Charge-offs	(125)	—	(114)	(93)	(233)	(76)	—	—	(641)
Recoveries	225	65	60	23	101	61	—	—	535
(Benefit) provision	(173)	400	(651)	(20)	141	(859)	255	134	(773)

Ending balance	$2,692	$12,360	$9,202	$3,021	$696	$5,265	$1,321	$952	$35,509

	Allowance for Loan Losses – Six Months Ended June 30, 2016
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.
Beginning balance	$2,507	$11,443	$11,253	$3,138	$688	$5,271	$899	$812	$36,011
Charge-offs	(162)	(793)	(328)	(93)	(440)	(114)	—	—	(1,930)
Recoveries	227	882	341	72	231	238	—	1	1,992
(Benefit) provision	120	828	(2,064)	(96)	217	(130)	422	139	(564)

Ending balance	$2,692	$12,360	$9,202	$3,021	$696	$5,265	$1,321	$952	$35,509

Ending balance:
Individ. evaluated for impairment	$474	$253	$506	$203	$87	$647	—	—	$2,170

Loans pooled for evaluation	$2,008	$10,648	$8,680	$2,818	$609	$3,545	$1,271	$952	$30,531

Loans acquired with deteriorated credit quality	$210	$1,459	$16	—	—	$1,073	$50	—	$2,808

	Loans, net of unearned fees – As of June 30, 2016
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.
Ending balance:
Total loans	$318,206	$1,594,818	$306,678	$42,002	$32,434	$209,840	$62,331	$87,321	$2,653,630

Individ. evaluated for impairment	$6,629	$12,152	$4,984	$1,944	$277	$1,930	$11	—	$27,927

Loans pooled for evaluation	$309,952	$1,566,724	$295,444	$38,427	$32,094	$203,626	$61,771	$87,321	$2,595,359

Loans acquired with deteriorated credit quality	$1,625	$15,942	$6,250	$1,631	$63	$4,284	$549	—	$30,344

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including, but not limited to, trends relating to (i) the level of criticized and classified loans, (ii) net charge-offs, (iii) non-performing loans, and (iv) delinquency within the portfolio.

Note 5 – Allowance for Loan Losses (continued)

The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:

•	Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•	Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.

•	Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.

•	Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

•	Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators – As of June 30, 2017
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction
(in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.	Total
Originated loans:
Pass	$243,989	$1,534,245	$260,237	$33,757	$25,222	$206,385	$62,613	$53,160	$2,419,608
Special mention	1,678	16,557	2,115	1,517	427	3,679	—	8,094	34,067
Substandard	1,687	13,190	2,248	1,652	248	2,409	—	—	21,434
Loss	—	—	—	—	—	—	—	—	—

Total originated	$247,354	$1,563,992	$264,600	$36,926	$25,897	$212,473	$62,613	$61,254	$2,475,109

PNCI loans:
Pass	$64,184	$207,770	$17,379	$2,779	$2,360	$9,928	$13	$8,897	$313,310
Special mention	1,739	7,584	673	94	45	1	—	—	10,136
Substandard	877	5,943	653	71	2	—	—	—	7,546
Loss	—	—	—	—	—	—	—	—	—

Total PNCI	$66,800	$221,297	$18,705	$2,944	$2,407	$9,929	$13	$8,897	$330,992

PCI loans	$1,362	$10,692	$3,171	$1,136	$66	$3,341	$524	—	$20,292

Total loans	$315,516	$1,795,981	$286,476	$41,006	$28,370	$225,743	$63,150	$70,151	$2,826,393

	Credit Quality Indicators – As of December 31, 2016
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction
(in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.	Total
Originated loans:
Pass	$224,988	$1,457,128	$258,024	$34,299	$27,542	$190,902	$54,602	$57,808	$2,305,293
Special mention	2,225	15,108	2,518	891	385	6,133	—	311	27,571
Substandard	2,396	12,184	3,048	1,884	240	3,700	11	—	23,463
Loss	—	—	—	—	—	—	—	—	—

Total originated	$229,609	$1,484,420	$263,590	$37,074	$28,167	$200,735	$54,613	$58,119	$2,356,327

PNCI loans:
Pass	$75,600	$236,740	$20,442	$3,492	$2,437	$12,320	$141	$8,871	$360,043
Special mention	1,849	6,057	509	41	92	1	—	—	8,549
Substandard	1,486	7,240	814	85	5	—	—	—	9,630
Loss	—	—	—	—	—	—	—	—	—

Total PNCI	$78,935	$250,037	$21,765	$3,618	$2,534	$12,321	$141	$8,871	$378,222

PCI loans	$1,363	$13,460	$4,360	$1,130	$65	$3,991	$675	—	$25,044

Total loans	$309,907	$1,747,917	$289,715	$41,822	$30,766	$217,047	$55,429	$66,990	$2,759,593

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of June 30, 2017
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.
Originated loan balance:
Past due:
30-59 Days	$99	$1,183	$619	$928	$34	$1,130	—	—	$3,993
60-89 Days	—	1,281	30	139	62	56	—	—	1,568
> 90 Days	138	336	187	554	66	654	—	—	1,935

Total past due	237	2,800	836	1,621	162	1,840	—	—	7,496
Current	247,117	1,561,192	263,764	35,305	25,735	210,633	$62,613	$61,254	2,467,613

Total orig. loans	$247,354	$1,563,992	$264,600	$36,926	$25,897	$212,473	$62,613	$61,254	$2,475,109

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$600	$6,546	$943	$870	$73	$1,555	—	—	$10,587

Note 5 – Allowance for Loan Losses (continued)

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of June 30, 2017
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.
PNCI loan balance:
Past due:
30-59 Days	—	$188	—	$6	$1	$6	—	—	$201
60-89 Days	—	72	$133	—	—	—	—	—	205
> 90 Days	$1,022	81	121	—	—	—	—	—	1,224

Total past due	1,022	341	254	6	1	6	—	—	1,630
Current	65,778	220,956	18,451	2,938	2,406	9,923	$13	$8,897	329,362

Total PNCI loans	$66,800	$221,297	$18,705	$2,944	$2,407	$9,929	$13	$8,897	$330,992

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$1,119	$1,728	$269	$54	$2	—	—	—	$3,172

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Other Consum.		Construction
(in thousands)	Resid.	Comm.	Lines	Loans		C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$552	$317	$754	$646	$16	$1,148	$921	—	$4,354
60-89 Days	139	1,517	—	395	30	84	—	$421	2,586
> 90 Days	—	216	687	184	15	634	11	—	1,747

Total past due	691	2,050	1,441	1,225	61	1,866	932	421	8,687
Current	228,918	1,482,370	262,149	35,849	28,106	198,869	53,681	57,698	2,347,640

Total orig. loans	$229,609	$1,484,420	$263,590	$37,074	$28,167	$200,735	$54,613	$58,119	$2,356,327

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$255	$7,736	$1,211	$718	$33	$2,930	$11	—	$12,894

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Other Consum.		Construction
(in thousands)	Resid.	Comm.	Lines	Loans		C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$1,510	$73	$274	$39	—	—	—	—	$1,896
60-89 Days	—	—	—	—	—	—	—	—	—
> 90 Days	21	81	589	13	—	—	—	—	704

Total past due	1,531	154	863	52	—	—	—	—	2,600
Current	77,404	249,883	20,902	3,566	$2,534	$12,321	$141	$8,871	375,622

Total PNCI loans	$78,935	$250,037	$21,765	$3,618	$2,534	$12,321	$141	$8,871	$378,222

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$194	$1,826	$742	$67	$5	—	—	—	$2,834

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

	Impaired Originated Loans – As of, or for the Six Months Ended, June 30, 2017
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.
With no related allowance recorded:
Recorded investment	$1,623	$11,864	$1,305	$836	$22	$1,007	—	—	$16,657

Unpaid principal	$1,638	$12,400	$1,388	$1,238	$22	$1,009	—	—	$17,695

Average recorded
Investment	$1,657	$12,504	$1,393	$717	$19	$884	$5	—	$17,179

Interest income
Recognized	$37	$148	$17	$1	—	$17	—	—	$220

With an allowance recorded:
Recorded investment	$1,463	$803	$331	$395	$50	$1,737	—	—	$4,779

Unpaid principal	$1,470	$803	$358	$395	$51	$2,044	—	—	$5,121

Related allowance	$179	$45	$66	$68	$23	$863	—	—	$1,244

Average recorded
Investment	$1,417	$724	$380	$440	$34	$2,536	—	—	$5,531

Interest income
Recognized	$23	$18	—	$10	$1	$27	—	—	$79

	Impaired PNCI Loans – As of, or for the Six Months Ended, June 30, 2017
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.
With no related allowance recorded:
Recorded investment	$1,387	$1,728	$387	$54	—	—	—	—	$3,556

Unpaid principal	$1,412	$1,992	$402	$64	—	—	—	—	$3,870

Average recorded
Investment	$925	$1,777	$561	$60	$2	—	—	—	$3,325

Interest income
Recognized	$14	—	$5	—	—	—	—	—	$19

With an allowance recorded:
Recorded investment	$253	$129	$610	—	$251	—	—	—	$1,243

Unpaid principal	$253	$129	$610	—	$251	—	—	—	$1,243

Related allowance	$75	$104	$332	—	$68	—	—	—	$579

Average recorded
Investment	$256	$131	$580	—	$185	—	—	—	$1,152

Interest income
Recognized	$5	$3	$13	—	$5	—	—	—	$26

Note 5 – Allowance for Loan Losses (continued)

	Impaired Originated Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.
With no related allowance recorded:
Recorded investment	$1,691	$13,144	$1,480	$598	$15	$762	$11	—	$17,701

Unpaid principal	$1,699	$13,488	$1,561	$922	$29	$926	$16	—	$18,641

Average recorded
Investment	$2,788	$20,126	$2,221	$773	$17	$669	$7	—	$26,601

Interest income
Recognized	$83	$581	$40	$4	$1	$48	—	—	$757

With an allowance recorded:
Recorded investment	$1,372	$646	$430	$485	$18	$3,334	—	—	$6,285

Unpaid principal	$1,372	$646	$440	$487	$19	$3,385	—	—	$6,349

Related allowance	$170	$19	$110	$102	$13	$1,130	—	—	$1,544

Average recorded
Investment	$1,689	$1,032	$1,077	$579	$9	$2,714	—	—	$7,100

Interest income
Recognized	$56	$37	$9	$25	$2	$77	—	—	$206

	Impaired PNCI Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.
With no related allowance recorded:
Recorded investment	$463	$1,826	$735	$67	$3	—	—	—	$3,094

Unpaid principal	$486	$2,031	$746	$74	$4	—	—	—	$3,341

Average recorded
Investment	$669	$1,479	$594	$69	$18	$1	—	$245	$3,075

Interest income
Recognized	$7	—	$9	$1	—	—	—	—	$17

With an allowance recorded:
Recorded investment	$259	$132	$551	—	$118	—	—	—	$1,060

Unpaid principal	$259	$132	$551	—	$118	—	—	—	$1,060

Related allowance	$79	$108	$300	—	$15	—	—	—	$502

Average recorded
Investment	$130	$1,440	$579	$19	$176	—	—	—	$2,344

Interest income
Recognized	$10	$7	$27	—	$5	—	—	—	$49

Note 5 – Allowance for Loan Losses (continued)

	Impaired Originated Loans – As of, or for the Six Months Ended, June 30, 2016
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.
With no related allowance recorded:
Recorded investment	$3,223	$7,927	$2,861	$1,217	$9	$321	$11	—	$15,569

Unpaid principal	$4,706	$8,428	$5,267	$1,871	$20	$356	$16	—	$20,664

Average recorded
Investment	$3,554	$17,518	$2,912	$1,082	$14	$448	$8	—	$25,536

Interest income
Recognized	$43	$156	$12	$8	—	$8	—	—	$227

With an allowance recorded:
Recorded investment	$2,338	$1,422	$1,115	$657	—	$1,609	—	—	$7,141

Unpaid principal	$2,418	$1,467	$1,166	$687	—	$1,655	—	—	$7,393

Related allowance	$389	$165	$268	$203	—	$647	—	—	$1,672

Average recorded
Investment	$2,172	$1,420	$1,420	$666	$1	$1,852	—	—	$7,531

Interest income
Recognized	$36	$39	$9	$12	—	$36	—	—	$132

	Impaired PNCI Loans – As of, or for the Six Months Ended, June 30, 2016
	RE Mortgage		Home Equity		Auto Indirect	Other Consum.	C&I	Construction		Total
(in thousands)	Resid.	Comm.	Lines	Loans				Resid.	Comm.
With no related allowance recorded:
Recorded investment	$532	$2,667	$512	$70		$8	—	—	—	$3,789

Unpaid principal	$701	$2,894	$578	$76		$9	—	—	—	$4,258

Average recorded
Investment	$704	$1,899	$483	$70		$21	$1	—	$245	$3,423

Interest income
Recognized	—	—	—	—		—	—	—	—	—

With an allowance recorded:
Recorded investment	$536	$136	$496	—		$260	—	—	—	$1,428

Unpaid principal	$536	$136	$496	—		$260	—	—	—	$1,428

Related allowance	$85	$88	$238	—		$87	—	—	—	$498

Average recorded
Investment	$268	$1,442	$551	$19		$247	—	—	—	$2,527

Interest income
Recognized	$9	$3	$11	—		$6	—	—	—	$29

At June 30, 2017, $12,802,000 of originated loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of June 30, 2017. At June 30, 2017, $1,627,000 of PNCI loans were TDR and classified as impaired. The Company had obligations to lend $2,000 of additional funds on these TDR as of June 30, 2017.

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

Note 5 – Allowance for Loan Losses (continued)

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the periods indicated:

	TDR Information for the Three Months Ended June 30, 2017
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction		Total
($ in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.
Number	—	3	2	—	—	2	—	—	7
Pre-mod outstanding principal balance	—	$623	$167	—	—	$645	—	—	$1,435
Post-mod outstanding principal balance	—	$596	$167	—	—	$539	—	—	$1,302
Financial impact due to TDR taken as additional provision	—	$(125)	$27	—	—	$(84)	—	—	$(182)
Number that defaulted during the period	—	—	—	—	—	—	—	—	—
Recorded investment of TDRs that defaulted during the period	—	—	—	—	—	—	—	—	—
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—

	TDR Information for the Six Months Ended June 30, 2017
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction		Total
($ in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.
Number	—	3	3	—	1	3	—	—	10
Pre-mod outstanding principal balance	—	$623	$187	—	$14	$745	—	—	$1,569
Post-mod outstanding principal balance	—	$596	$187	—	$14	$639	—	—	$1,436
Financial impact due to TDR taken as additional provision	—	$(125)	$27	—	$11	$10	—	—	$(77)
Number that defaulted during the period	—	1	—	—	—	—	—	—	1
Recorded investment of TDRs that defaulted during the period	—	$124	—	—	—	—	—	—	$124
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—

	TDR Information for the Three Months Ended June 30, 2016
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction		Total
($ in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.
Number	1	—	3	—	—	—	—	—	4
Pre-mod outstanding principal balance	$332	—	$163	—	—	—	—	—	$495
Post-mod outstanding principal balance	$332	—	$164	—	—	—	—	—	$496
Financial impact due to TDR taken as additional provision	$44	—	$54	—	—	—	—	—	$98
Number that defaulted during the period	1	—	—	—	—	—	—	—	1
Recorded investment of TDRs that defaulted during the period	$86	—	—	—	—	—	—	—	$86
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—

Note 5 – Allowance for Loan Losses (continued)

The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the Six Months Ended June 30, 2016
	RE Mortgage		Home Equity		Other Consum.	C&I	Construction		Total
($ in thousands)	Resid.	Comm.	Lines	Loans			Resid.	Comm.
Number	1	2	4	1	—	1	—	—	9
Pre-mod outstanding principal balance	$332	$79	$295	$105	—	$12	—	—	$823
Post-mod outstanding principal balance	$332	$116	$297	$105	—	$12	—	—	$862
Financial impact due to TDR taken as additional provision	$44	—	$73	—	—	$8	—	—	$125
Number that defaulted during the period	1	—	—	—	—	—	—	—	1
Recorded investment of TDRs that defaulted during the period	$86	—	—	—	—	—	—	—	$86
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$3,763	$223	$3,986	$5,369	—	$5,369
Additions/transfers from loans and covered	684	—	684	853	—	853
Dispositions/sales	(930)	(223)	(1,153)	(2,348)	—	(2,348)
Valuation adjustments	(28)	—	(28)	(32)	—	(32)

Ending balance, net	$3,489	—	$3,489	$3,842	—	$3,842

Ending valuation allowance	$(179)	—	$(179)	$(287)	—	$(287)

Ending number of foreclosed assets	12	—	12	15	—	15

Proceeds from sale of foreclosed assets	$1,424	—	$1,424	$2,497	—	$2,497

Gain on sale of foreclosed assets	$271	—	$271	$149	—	$149

As of June 30, 2017, $1,712,000 of foreclosed residential real estate properties, all of which the Company has obtained physical possession of, are included in foreclosed assets. At June 30, 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are underway is $992,000.

Note 7 – Premises and Equipment

Premises and equipment were comprised of:

	June 30, 2017	December 31, 2016
	(In thousands)
Land & land improvements	$9,855	$9,522
Buildings	44,281	42,345
Furniture and equipment	34,045	31,428

	88,181	83,295
Less: Accumulated depreciation	(39,947)	(37,412)

	48,234	45,883
Construction in progress	3,324	2,523

Total premises and equipment	$51,558	$48,406

Depreciation expense for premises and equipment amounted to $1,394,000 and $1,415,000 for the three months ended June 30, 2017 and 2016, respectively, and $2,705,000 and $2,686,000 for the six months ended June 30, 2017 and 2016, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Six months ended June 30,
	2017	2016
Beginning balance	$95,912	$94,560
Increase in cash value of life insurance	1,311	1,377
Death benefit receivable in excess of cash value	108	238
Insurance proceeds receivable reclassified to other assets	(921)	(1,603)

Ending balance	$96,410	$94,572

End of period death benefit	$166,318	$166,632
Number of policies owned	183	187
Insurance companies used	14	14
Current and former employees and directors covered	57	59

As of June 30, 2017, the Bank was the owner and beneficiary of 183 life insurance policies, issued by 14 life insurance companies, covering 57 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these condensed consolidated financial statements for additional information on JBAs.

Note 9 – Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated:

(dollar in thousands)	June 30, 2017	Additions	Reductions	December 31, 2016
Goodwill	$64,311	—	—	$64,311

The following table summarizes the Company’s core deposit intangibles as of the dates indicated:

(dollar in thousands)	June 30, 2017	Additions	Reductions/ Amortization	Fully Depreciated	December 31, 2016
Core deposit intangibles	$9,558	—	—	$(562)	$10,120
Accumulated amortization	(3,706)	—	$(711)	$562	(3,557)

Core deposit intangibles, net	$5,852	—	$(711)	—	$6,563

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

Periods Ended	Estimated Core Deposit Intangible Amortization
2017	$678
2018	1,324
2019	1,228
2020	1,228
2021	969
Thereafter	425

Note 10 – Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions used to determine the fair value of mortgage servicing rights (“MSRs”) for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Mortgage servicing rights:
Balance at beginning of period	$6,860	$7,140	$6,595	$7,618
Additions	193	281	471	501
Change in fair value	(457)	(701)	(470)	(1,399)

Balance at end of period	$6,596	$6,720	$6,596	$6,720

Servicing, late and ancillary fees received	$526	$516	$1,047	$1,033
Balance of loans serviced at:
Beginning of period	$822,506	$813,800	$816,623	$817,917
End of period	$822,549	$814,702	$822,549	$814,702
Period end:
Weighted-average prepayment speed (CPR)			8.7%	13.2%
Discount rate			14.0%	10.0%

The changes in fair value of MSRs that occurred during the three and six months ended June 30, 2017 and 2016 were mainly due to changes in principal balances, changes in mortgage prepayment speeds, and changes in investor required rate of return, or discount rate, of the MSRs

Note 11 – Indemnification Asset

A summary of the activity in the balance of indemnification asset (liability) follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning (payable) receivable balance	$(895)	$(607)	$(744)	$(521)
Effect of actual covered losses and change in estimated future covered losses	(1)	(151)	(224)	(262)
Reimbursable expenses (revenue), net	—	—	—	(4)
Payments made (received)	184	96	256	125
Gain on termination of loss share agreement	712	—	712	—

Ending payable balance	—	$(662)	—	$(662)

Amount of indemnification asset (liability) recorded in other assets			—	$(29)
Amount of indemnification liability recorded in other liabilities			—	(633)

Ending balance			—	$(662)

Note 11 – Indemnification Asset (continued)

During May 2015, the indemnification portion of the Company’s agreement with the FDIC related to the Company’s acquisition of certain nonresidential real estate loans of Granite in May 2010 expired. The indemnification portion of the Company’s agreement with the FDIC related to the Company’s acquisition of certain residential real estate loans of Granite in May 2010 was set to expire in May 2018. The agreement specified that recoveries of losses that are claimed by the Company and indemnified by the FDIC under the agreement that are recovered by the Company through May 2020 are to be shared with the FDIC in the same proportion as they were indemnified by the FDIC. In addition, the agreement specified that at the end of the agreement in May 2020, to the extent that total claimed losses plus servicing expenses, net of recoveries, claimed under the agreement over the entire ten year period of the agreement did not meet a certain threshold, the Company would have been required to pay to the FDIC a “true up” amount equal to fifty percent of the difference of the threshold and actual claimed losses plus servicing expenses, net of recoveries. The Company continually estimated, updated and recorded this “true up” amount, at its estimated present value, since the inception of the agreement in May 2010. On May 9, 2017, the Company and the FDIC terminated their loss sharing agreements. As part of the termination agreement, the Company paid the FDIC $184,000, and recorded a $712,000 gain representing the difference between the Company’s payment to the FDIC and the recorded payable balance on May 9, 2017.

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	June 30, 2017	December 31, 2016
Deferred tax asset, net	$33,122	$36,199
Prepaid expense	4,193	3,045
Software	1,538	2,039
Advanced compensation	95	249
Capital Trusts	1,705	1,702
Investment in Low Housing Tax Credit Funds	17,818	18,465
Life insurance proceeds receivable	2,242	2,120
Tax refund receivable	—	6,460
Premises held for sale	—	2,896
Miscellaneous other assets	1,922	1,568

Total other assets	$62,635	$74,743

Note 13 – Deposits

A summary of the balances of deposits follows (in thousands):

	June 30 2017	December 31, 2016
Noninterest-bearing demand	$1,261,355	$1,275,745
Interest-bearing demand	956,690	887,625
Savings	1,346,016	1,397,036
Time certificates, over $250,000	75,507	75,184
Other time certificates	238,854	259,970

Total deposits	$3,878,422	$3,895,560

Certificate of deposit balances of $50,000,000 from the State of California were included in time certificates, $250,000 and over, at each of June 30, 2017 and December 31, 2016. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $999,000 and $1,191,000 were classified as consumer loans at June 30, 2017 and December 31, 2016, respectively.

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$2,734	$2,475	$2,719	$2,475
Provision (benefit) for losses – unfunded commitments	(135)	408	(120)	408

Balance at end of period	$2,599	$2,883	$2,599	$2,883

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	June 30, 2017	December 31, 2016
Deferred compensation	$6,963	$6,525
Pension liability	27,023	26,645
Joint beneficiary agreements	3,131	3,007
Low income housing tax credit fund commitments	12,342	15,176
Accrued salaries and benefits expense	3,959	5,704
Loan escrow and servicing payable	1,963	2,146
Deferred Revenue	1,932	726
Litigation contingency	1,450	1,450
Miscellaneous other liabilities	1,105	5,985

Total other liabilities	$59,868	$67,364

Note 16 – Other Borrowings

A summary of the balances of other borrowings follows:

	June 30, 2017	December 31, 2016
	(in thousands)
FHLB collateralized borrowing, fixed rate, as of June 30, 2017 of 1.06%, payable on July 3, 2017	$6,201	—
Other collateralized borrowings, fixed rate, as of June 30, 2017 of 0.05%, payable on July 3, 2017	16,359	$17,493

Total other borrowings	$22,560	$17,493

The Company did not enter into any repurchase agreements during the six months ended June 30, 2017 or the year ended December 31, 2016.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at June 30, 2017, this line provided for maximum borrowings of $1,281,591,000 of which $6,201,000 was outstanding as of June 30, 2017, leaving $1,275,390,000 available. As of June 30, 2017, the Company has designated investment securities with fair value of $73,423,000 and loans totaling $1,882,683,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company had $16,359,000 and $17,493,000 of other collateralized borrowings at June 30, 2017 and December 31, 2016, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of June 30, 2017, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $35,162,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the San Francisco Federal Reserve Bank. As of June 30, 2017, this line provided for maximum borrowings of $117,384,000 of which none was outstanding, leaving $117,384,000 available. As of June 30, 2017, the Company has designated investment securities with fair value of $19,000 and loans totaling $209,173,000 as potential collateral under this collateralized line of credit with the San Francisco Federal Reserve Bank.

The Company had available unused correspondent banking lines of credit from commercial banks totaling $20,000,000 for federal funds transactions at June 30, 2017.

Note 17 – Junior Subordinated Debt

At June 30, 2017, the Company had five wholly-owned subsidiary business trusts that had issued $62.9 million of trust preferred securities (the “Capital Trusts”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.

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

The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

Subordinated Debt Series	Maturity Date	Face Value	Coupon Rate (Variable) 3 mo. LIBOR +	As of June 30, 2017		December 31, 2016
				Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	4.21%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	3.70%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	4.42%	5,115	5,095
North Valley Trust III	4/24/2034	5,155	2.80%	3.95%	4,022	4,005
North Valley Trust IV	3/15/2036	10,310	1.33%	2.57%	6,386	6,329

		$62,889			$56,761	$56,667

During the six months ended June 30, 2017, the balance of Junior Subordinated Debt increased $95,000 to $56,761,000 due to purchase fair value discount amortization.

Note 18 – Commitments and Contingencies

Restricted Cash Balances – Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $74,514,000 and $78,183,000 were maintained to satisfy Federal regulatory requirements at June 30, 2017 and December 31, 2016. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

Lease Commitments – The Company leases 44 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The Company currently does not have any capital leases.

At December 31, 2016, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
(in thousands)
2017	$3,320
2018	2,523
2019	1,924
2020	1,325
2021	963
Thereafter	1,696

Future minimum lease payments	$11,751

Rent expense under operating leases was $1,048,000 and $1,009,000 during the three months ended June 30, 2017 and 2016, respectively. Rent expense was offset by rent income of $10,000 and $61,000 during the three months ended June 30, 2017 and 2016, respectively. Rent expense under operating leases was $2,095,000 and $1,990,000 during the six months ended June 30, 2017 and 2016, respectively. Rent expense was offset by rent income of $23,000 and $120,000 during the six months ended June 30, 2017 and 2016, respectively.

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

Note 18 – Commitments and Contingencies (continued)

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	June 30, 2017	December 31, 2016
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$244,443	$220,836
Consumer loans	419,591	406,855
Real estate mortgage loans	44,370	42,184
Real estate construction loans	107,936	97,399
Standby letters of credit	11,163	12,763
Deposit account overdraft privilege	97,165	98,583

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

Legal Proceedings – On September 15, 2014, a former Personal Banker at one of the Bank’s in-store branches filed a Class Action Complaint against the Bank in Butte County Superior Court, alleging causes of action related to the observance of meal and rest periods and seeking to represent a class of current and former branch employees with the same or similar job duties, employed by the Bank within the State of California during the preceding four years. On or about June 25, 2015, Plaintiff filed an Amended Complaint expanding the class definition to include all current and former non-exempt branch employees employed by the Bank within the State of California at any time during the period of September 15, 2010 to the entry of judgment. The Bank responded to the First Amended Complaint by denying the charges and the parties engaged in written discovery. The parties then engaged in non-binding mediation during the third quarter of 2016.

In addition to this, on January 20, 2015, a then-current Personal Banker at one of the Bank’s in-store branches filed a First Amended Complaint against the Bank and the Company in Sacramento County Superior Court, alleging causes of action related to wage statement violations. As part of the Complaint Plaintiff is seeking to represent a class of current and former exempt and non-exempt employees who worked for the Company and/or the Bank during the time period of December 12, 2013 to the date of filing the action. The Company and the Bank responded to the First Amended Complaint by denying the charges and engaging in written discovery with Plaintiff. The parties then engaged in non-binding mediation of the action during the third quarter of 2016 as well.

As part of the mediations, which took place concurrently, the Bank agreed in principal to settle the two matters in a consolidated settlement proceeding. In connection with the settlement and in consideration of a full release of all claims raised in both the actions, the Bank has agreed to pay up to $1.9 million though the actual cost of the settlement will depend on the number of claims submitted by the members of the purported classes. As a result, the Bank estimates the actual cost of the settlement may be approximately $1,450,000, and recorded such estimate. The settlement agreement has been executed, although final settlement is subject to customary conditions, including court approval following notice to the members of the purported classes. The preliminary approval hearing has been scheduled for August 25, 2017, pending transfer of the Potter matter to Butte County Superior Court. It should be noted there are no assurances the court will approve the settlement.

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

The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.648265 per Class B share. As of June 30, 2017, the value of the Class A shares was $93.78 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $2,071,000 as of June 30, 2017, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $5,167,000 and $3,658,000 during the three months ended June 30, 2017 and 2016, respectively, and $9,209,000 and $7,338,000 during the six months ended June 30, 2017 and 2016, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight. Absent approval from the Commissioner of the Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2016, the Bank could have paid dividends of $82,615,000 to the Company without the approval of the Commissioner of the Department of Business Oversight.

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of June 30, 2017, the Company had repurchased 166,600 shares under this plan.

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

During the six months ended June 30, 2017 and 2016 employees tendered 85,652 and 96,996 shares, respectively, of the Company’s common stock with market value of $3,092,000 and $2,666,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to satisfy tax withholding requirements related to such exercises and the release of RSUs as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced on August 21, 2007.

Note 20 – Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit (RSU) awards and stock appreciation rights. RSUs that vest based solely on the grantee remaining in the service of the Company for a certain amount of time, are referred to as “service condition vesting RSUs”. RSUs that vest based on the grantee remaining in the service of the Company for a certain amount of time and a market condition such as the total return of the Company’s common stock versus the total return of an index of bank stocks, are referred to as “market plus service condition vesting RSUs”. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of June 30, 2017, 415,900 options for the purchase of common shares, and 139,050 restricted stock units were outstanding, and 540,776 shares remain available for issuance, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of June 30, 2017, 58,500 options for the purchase of common shares were outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Stock option activity during the six months ended June 30, 2017 is summarized in the following table:

	Number of Shares	Option Price per Share			Weighted Average Exercise Price	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2016	592,250	$12.63	to	$23.21	$17.12
Options granted	—	—	to	—	—	—
Options exercised	(117,850)	$14.54	to	$22.54	$18.35
Options forfeited	—	—	to	—	—
Outstanding at June 30, 2017	474,400	$12.63	to	$23.21	$16.81

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of June 30, 2017:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	447,100	27,300	474,400
Weighted average exercise price	$16.59	$20.54	$16.81
Intrinsic value (in thousands)	$8,299	$399	$8,698
Weighted average remaining contractual term (yrs.)	4.1	6.3	4.2

The 27,300 options that are currently not exercisable as of June 30, 2017 are expected to vest, on a weighted-average basis, over the next 1.3 years, and the Company is expected to recognize $206,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2016 or the six months ended June 30, 2017.

Restricted stock unit (RSU) activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2016	68,450		47,426
RSUs granted	29,669	$35.36	17,939	$32.95
RSUs added through dividend credits	646		—
RSUs released	(25,069)		—
RSUs forfeited/expired	(11)		—
Outstanding at June 30, 2017	73,685		65,365

The 73,685 of service condition vesting RSUs outstanding as of June 30, 2017 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The 73,685 of service condition vesting RSUs outstanding as of June 30, 2017 are expected to vest, and be released, on a weighted-average basis, over the next 1.7 years. The Company expects to recognize $1,924,000 of pre-tax compensation costs related to these service condition vesting RSUs between June 30, 2017 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2016 or the six months ended June 30, 2017.

The 65,365 of market plus service condition vesting RSUs outstanding as of June 30, 2017 are expected to vest, and be released, on a weighted-average basis, over the next 1.6 years. The Company expects to recognize $962,000 of pre-tax compensation costs related to these RSUs between March 31, 2017 and their vesting dates. As of June 30, 2017, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 98,048 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2016 or the six months ended June 30, 2017.

Note 21 – Noninterest Income and Expense

The components of other noninterest income were as follows (in thousands):

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service charges on deposit accounts	$4,323	$3,543	$7,942	$6,908
ATM and interchange fees	4,248	3,892	8,263	7,285
Other service fees	839	849	1,604	1,577
Mortgage banking service fees	526	516	1,047	1,033
Change in value of mortgage servicing rights	(457)	(701)	(470)	(1,399)

Total service charges and fees	9,479	8,099	18,386	15,404

Gain on sale of loans	777	889	1,687	1,692
Commissions on sale of non-deposit investment products	705	611	1,312	1,143
Increase in cash value of life insurance	626	681	1,311	1,377
Change in indemnification asset	711	(149)	490	(264)
Gain (loss) on sale of foreclosed assets	153	57	271	149
Sale of customer checks	94	70	198	189
Lease brokerage income	161	235	367	430
(Loss) gain on disposal of fixed assets	(28)	(8)	(28)	(39)
Life insurance benefit in excess of cash value	—	238	108	238
Other	232	522	511	716

Total other noninterest income	3,431	3,146	6,227	5,631

Total noninterest income	$12,910	$11,245	$24,613	$21,035

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights	$69	$(185)	$577	$(366)

The components of noninterest expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Base salaries, net of deferred loan origination costs	$13,657	$12,968	$27,047	$25,676
Incentive compensation	2,173	2,471	4,371	4,210
Benefits and other compensation costs	4,664	4,606	9,969	9,424

Total salaries and benefits expense	20,494	20,045	41,387	39,310

Occupancy	2,705	2,529	5,397	4,837
Equipment	1,805	1,844	3,528	3,230
Data processing and software	2,441	2,355	4,837	4,198
ATM network charges	1,075	1,002	1,928	2,008
Telecommunications	668	698	1,311	1,383
Postage	329	342	733	805
Courier service	263	265	517	536
Advertising	1,167	1,077	2,134	1,972
Assessments	420	578	825	1,210
Operational losses	430	345	865	509
Professional fees	690	1,356	1,456	2,165
Foreclosed assets expense	38	114	76	160
Provision for foreclosed asset losses	94	43	28	32
Change in reserve for unfunded commitments	(135)	408	(120)	408
Intangible amortization	352	359	711	658
Merger expense	—	162	—	784
Litigation contingent liability	—	1,450	—	1,450
Other	3,068	3,295	6,113	6,363

Total other noninterest expense	15,410	18,222	30,339	32,708

Total noninterest expense	$35,904	$38,267	$71,726	$72,018

Merger expense:
Base salaries (outside temporary help)	—	—	—	$187
Data processing and software	—	—	—	—
Professional fees	—	$162	—	342
Advertising and marketing	—	—	—	114
Other	—	—	—	141

Total merger expense	—	$162	—	$784

Note 22 - Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.6	7.0	6.7	6.6
Tax-exempt interest on municipal obligations	(1.7)	(2.3)	(1.8)	(2.0)
Increase in cash value of insurance policies	(1.0)	(2.2)	(1.2)	(1.8)
Low income housing tax credits	(0.9)	(0.5)	(0.7)	(0.7)
Equity compensation	(2.0)	—	(1.3)	—
Other	—	(0.1)	0.2	0.4

Effective Tax Rate	36.0%	36.9%	36.9%	37.5%

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net income	$13,589	$9,405	$25,668	$20,079
Average number of common shares outstanding	22,900	22,803	22,885	22,793
Effect of dilutive stock options	340	267	351	269

Average number of common shares outstanding used to calculate diluted earnings per share	23,240	23,070	23,236	23,062

Options excluded from diluted earnings per share because the effect of these options was antidilutive	—	21	—	22

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

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
Net unrealized loss on available for sale securities	$(3,172)	$(8,870)
Tax effect	1,334	3,729

Unrealized holding loss on available for sale securities, net of tax	(1,838)	(5,141)

Unfunded status of the supplemental retirement plans	(4,526)	(4,714)
Tax effect	1,903	1,982

Unfunded status of the supplemental retirement plans, net of tax	(2,623)	(2,732)

Joint beneficiary agreement liability	(40)	(40)
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	(40)	(40)

Accumulated other comprehensive loss	$(4,501)	$(7,913)

Note 24 – Comprehensive Income (continued)

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2017	2016	2017	2016
Unrealized holding gains on available for sale securities before reclassifications	$4,911	$7,173	$5,698	$13,298
Amounts reclassified out of accumulated other comprehensive income	—	—	—	—

Unrealized holding gains on available for sale securities after reclassifications	4,911	7,173	5,698	13,298
Tax effect	(2,065)	(3,016)	(2,395)	(5,591)

Unrealized holding gains on available for sale securities, net of tax	2,846	4,157	3,303	7,707

Change in unfunded status of the supplemental retirement plans before reclassifications	—	—	—	—
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(1)	(20)	(4)	(20)
Amortization of actuarial losses	96	275	192	275

Total amounts reclassified out of accumulated other comprehensive income	95	255	188	255

Change in unfunded status of the supplemental retirement plans after reclassifications	95	255	188	255
Tax effect	(40)	(107)	(79)	(107)

Change in unfunded status of the supplemental retirement plans, net of tax	55	148	109	148

Change in joint beneficiary agreement liability before reclassifications	—	(4)	—	(4)
Amounts reclassified out of accumulated other comprehensive income	—	—	—	—

Change in joint beneficiary agreement liability after reclassifications		(4)	—	(4)
Tax effect	—	—	—	—

Change in joint beneficiary agreement liability, net of tax	—	(4)	—	(4)

Total other comprehensive income (loss)	$2,901	$4,301	$3,412	$7,851

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
401(k) Plan benefits expense	$194	$169	$380	$329
401(k) Plan contributions made by the Company	$192	$168	$371	$461

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
ESOP benefits expense	$540	$464	$1,065	$905
ESOP contributions made by the Company	$1,073	$905	$1,536	$905

Deferred Compensation Plans

The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $6,963,000 and $6,525,000 at June 30, 2017 and December 31, 2016, respectively.    The following table sets forth the earnings credits on deferred balances included in noninterest expense during the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Deferred compensation earnings credits included in noninterest expense	$109	$129	$254	$255

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

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net pension cost included the following components:
Service cost-benefits earned during the period	$235	$260	$470	$521
Interest cost on projected benefit obligation	248	256	496	512
Amortization of net obligation at transition	1	—	1	1
Amortization of prior service cost	(3)	(10)	(6)	(20)
Recognized net actuarial loss	97	138	195	275

Net periodic pension cost	$578	$644	$1,156	$1,289

Company contributions to pension plans	$329	$305	$588	$574
Pension plan payouts to participants	$329	$305	$588	$574

For the year ending December 31, 2017, the Company expects to contribute and pay out as benefits $1,117,000 to participants under the plans.

Note 26 - Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for periods indicated (in thousands):

Balance December 31, 2015	$4,201
Advances/new loans	730
Removed/payments	(2,499)

Balance December 31, 2016	2,432
Advances/new loans	160
Removed/payments	(578)

Balance June 30, 2017	$2,014

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at June 30, 2017	Total	Level 1	Level 2	Level 3
Securities available for sale:
Obligations of U.S. government corporations and agencies	$548,650	—	$548,650	—
Obligations of states and political subdivisions	120,964	—	120,964	—
Marketable equity services	2,955	$2,955	—	—
Mortgage servicing rights	6,596	—	—	$6,596

Total assets measured at fair value	$679,165	$2,955	$669,614	$6,596

Fair value at December 31, 2016	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$429,678	—	$429,678	—
Obligations of states and political subdivisions	117,617	—	117,617	—
Marketable equity securities	2,938	$2,938	—	—
Mortgage servicing rights	6,595	—	—	$6,595

Total assets measured at fair value	$556,828	$2,938	$547,295	$6,595

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the six months ended June 30, 2017 or the year ended December 31, 2016.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Mortgage servicing rights:
Balance at beginning of period	$6,860	$7,140	$6,595	$7,618
Issuances	193	281	471	501
Change included in earnings	(457)	(701)	(470)	(1,399)

Balance at end of period	$6,596	$6,720	$6,596	$6,720

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

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2017:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,596	Discounted cash flow	Constant prepayment rate	6.8%-20.6%, 8.7%
			Discount rate	14.0%-16.0%, 14.0%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2016:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,595	Discounted cash flow	Constant prepayment rate	6.9%-16.6%, 8.8%
			Discount rate	14.0%-16.0%, 14.0%

The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

Six months ended June 30, 2017	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$686	—	—	$686	$(456)
Foreclosed assets	1,103	—	—	1,103	(28)

Total assets measured at fair value	$1,789	—	—	$1,789	$(484)

Year ended December 31, 2016	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$1,107	—	—	$1,107	$(409)
Foreclosed assets	2,253			2,253	(86)

Total assets measured at fair value	$3,360	—	—	$3,360	$(495)

Six months ended June 30, 2016	Total	Level 1	Level 2	Level 3	Total Gains/(Losses)
Fair value:
Impaired Originated & PNCI loans	$1,318	—	—	$1,318	$316
Foreclosed assets	1,396	—	—	1,396	—

Total assets measured at fair value	$2,714	—	—	$2,714	$316

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2017:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$686	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	(74)%-46%, (15%) N/A
Foreclosed assets (Land & construction)	—	Sales comparison approach	Adjustment for differences between comparable sales	N/A
Foreclosed assets (residential (Residential real estate)	$823	Sales comparison approach	Adjustment for differences between comparable sales	(23)%-19%, (1.3%)
Foreclosed assets (Commercial real estate)	$280	Sales comparison approach	Adjustment for differences between comparable sales	(46)%-63%, 26%

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$86,638	$86,638	$92,197	$92,197
Cash at Federal Reserve and other banks	81,011	81,011	213,415	213,415
Level 2 inputs:
Securities held to maturity	559,518	563,864	602,536	603,203
Restricted equity securities	16,956	N/A	16,956	N/A
Loans held for sale	2,537	2,537	2,998	2,998
Level 3 inputs:
Loans, net	2,798,259	2,829,924	2,727,090	2,763,473
Financial liabilities:
Level 2 inputs:
Deposits	3,878,422	3,889,640	3,895,560	3,893,941
Other borrowings	22,560	22,560	17,493	17,493
Level 3 inputs:
Junior subordinated debt	$56,761	$53,858	$56,667	$49,033

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$816,340	$8,163	$767,274	$7,673
Standby letters of credit	$11,163	$112	$12,763	$128
Overdraft privilege commitments	$97,165	$972	$98,583	$986

Note 28 - TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets	June 30, 2017	December 31, 2016
	(In thousands)
Assets
Cash and Cash equivalents	$2,932	$2,802
Investment in Tri Counties Bank	551,478	529,907
Other assets	1,726	1,711

Total assets	$556,136	$534,420

Liabilities and shareholders’ equity
Other liabilities	$431	$406
Junior subordinated debt	56,761	56,667

Total liabilities	57,192	57,073

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 22,925,069 and 22,867,802 shares, respectively	254,808	252,820
Retained earnings	248,637	232,440
Accumulated other comprehensive loss, net	(4,501)	(7,913)

Total shareholders’ equity	498,944	477,347

Total liabilities and shareholders’ equity	$556,136	$534,420

Condensed Statements of Income	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Interest expense	$(623)	$(546)	$(1,218)	$(1,081)
Administration expense	(218)	(241)	(377)	(390)

Loss before equity in net income of Tri Counties Bank	(841)	(787)	(1,595)	(1,471)
Equity in net income of Tri Counties Bank:
Distributed	5,167	3,658	9,209	7,338
(Over) under distributed	8,909	6,204	17,383	13,594
Income tax benefit	354	330	671	618

Net income	$13,589	$9,405	$25,668	$20,079

Condensed Statements of Comprehensive Income	Three months ended June 30,		Six months ended June 30,
(In thousands)	2017	2016	2017	2016
Net income	$13,589	$9,405	$25,668	$20,079
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available for sale securities arising during the period	2,846	4,157	3,303	7,707
Change in minimum pension liability	55	148	109	148
	—	(4)	—	(4)

Other comprehensive income (loss)	2,901	4,301	3,412	7,851

Comprehensive income	$16,490	$13,706	$29,080	$27,930

Condensed Statements of Cash Flows	Six months ended June 30,
(In thousands)	2017	2016
Operating activities:
Net income	$25,668	$20,079
Adjustments to reconcile net income to net cash provided by operating activities:
Over (under) distributed equity in earnings of Tri Counties Bank	(17,383)	(13,594)
Equity compensation vesting expense	774	697
Tax effect of equity compensation exercise or release	—	182
Net change in other assets and liabilities	(672)	(587)

Net cash provided by operating activities	8,387	6,777
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	192	483
Tax effect of equity compensation exercise or release	—	(182)
Repurchase of common stock	(1,121)	(335)
Cash dividends paid — common	(7,328)	(6,841)

Net cash used for financing activities	(8,257)	(6,875)

(Decrease) increase in cash and cash equivalents	130	(98)

Cash and cash equivalents at beginning of year	2,802	2,565

Cash and cash equivalents at end of year	$2,932	$2,467

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

The following tables present actual and required capital ratios as of June 30, 2017 and December 31, 2016 for the Company and the Bank under Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of June 30, 2017 (1.25%) and December 31, 2016 (0.625%) based on the then phased-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of June 30, 2017:
Total Capital
(to Risk Weighted Assets):
Consolidated	$516,353	14.63%	$326,360	9.250%	$370,463	10.50%	N/A	N/A
Tri Counties Bank	$513,831	14.57%	$326,200	9.250%	$370,281	10.50%	$352,649	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$485,611	13.76%	$255,796	7.250%	$299,898	8.50%	N/A	N/A
Tri Counties Bank	$483,089	13.70%	$255,670	7.250%	$299,752	8.50%	$282,119	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$431,423	12.22%	$202,872	5.750%	$246,975	7.00%	N/A	N/A
Tri Counties Bank	$483,089	13.70%	$202,773	5.750%	$246,854	7.00%	$229,222	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$485,611	10.99%	$176,714	4.000%	$176,714	4.00%	N/A	N/A
Tri Counties Bank	$483,089	10.94%	$176,708	4.000%	$176,708	4.00%	$220,886	5.00%

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of December 31, 2016:
Total Capital
(to Risk Weighted Assets):
Consolidated	$503,283	14.65%	$296,336	8.625%	$360,756	10.50%	N/A	N/A
Tri Counties Bank	$500,876	14.59%	$296,188	8.625%	$360,577	10.50%	$343,407	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$468,061	13.62%	$227,620	6.625%	$292,041	8.50%	N/A	N/A
Tri Counties Bank	$465,654	13.56%	$227,507	6.625%	$291,896	8.50%	$274,725	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$414,632	12.07%	$176,084	5.125%	$240,504	7.00%	N/A	N/A
Tri Counties Bank	$465,654	13.56%	$175,996	5.125%	$240,385	7.00%	$223,214	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$468,061	10.62%	$176,346	4.000%	$176,346	4.00%	N/A	N/A
Tri Counties Bank	$465,654	10.56%	$176,341	4.000%	$176,341	4.00%	$220,426	5.00%

As of June 30, 2017, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Also, at June 30, 2017 and December 31, 2016, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.

Beginning January 1, 2016, the Basel III Capital Rules implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive offciers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At June 30, 2017, the Company and the Bank are in compliance with the capital conservation buffer requirement. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively.

Note 30 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the periods indicated, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2017 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis			$386	$112
Discount accretion PCI – other			797	631
Discount accretion PNCI			987	798
All other loan interest income			34,248	33,373

Total loan interest income			36,418	34,914
Debt securities, dividends and interest bearing cash at Banks (not FTE)			8,626	8,570

Total interest income			45,044	43,484
Interest expense			1,610	1,491

Net interest income			43,434	41,993
Benefit from reversal of provision for loan losses			(796)	(1,557)

Net interest income after provision for loan losses			44,230	43,550
Noninterest income			12,910	11,703
Noninterest expense			35,904	35,822

Income before income taxes			21,236	19,431
Income tax expense			7,647	7,352

Net income			$13,589	$12,079

Per common share:
Net income (diluted)			$0.58	$0.52

Dividends			$0.17	$0.15

	2016 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$483	$777	$426	$269
Discount accretion PCI – other	658	569	415	(45)
Discount accretion PNCI	637	883	1,459	868
All other loan interest income	34,463	33,540	32,038	33,646

Total loan interest income	36,241	35,769	34,338	34,738
Debt securities, dividends and interest bearing cash at Banks (not FTE)	8,374	7,940	8,252	8,056

Total interest income	44,615	43,709	42,590	42,794
Interest expense	1,460	1,439	1,430	1,392

Net interest income	43,155	42,270	41,160	41,402
(Benefit from reversal of) provision for loan losses	(1,433)	(3,973)	(773)	209

Net interest income after provision for loan losses	44,588	46,243	41,933	41,193
Noninterest income	12,462	11,066	11,245	9,790
Noninterest expense	36,563	37,416	38,267	33,751

Income before income taxes	20,487	19,893	14,911	17,232
Income tax expense	7,954	7,694	5,506	6,558

Net income	$12,533	$12,199	$9,405	$10,674

Per common share:
Net income (diluted)	$0.54	$0.53	$0.41	$0.46

Dividends	$0.15	$0.15	$0.15	$0.15

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

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies during the six months ended June 30, 2017.

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

On May 28, 2010, the Office of the Comptroller of the Currency closed Granite Community Bank, N.A. (“Granite”), Granite Bay, California and appointed the FDIC as receiver. That same date, the Bank assumed the banking operations of Granite from the FDIC under a whole bank purchase and assumption agreement with loss sharing. Under the terms of the loss sharing agreement, the FDIC covered a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (OREO)/foreclosed assets and accrued interest on loans for up to 90 days. The FDIC absorbed 80% of losses and share in 80% of loss recoveries on the covered assets acquired from Granite. The loss sharing arrangements for non-single family residential and single family residential loans had original terms of 5 years and 10 years, respectively, and the loss recovery provisions had original terms of 8 years and 10 years, respectively, from the acquisition date. On May 9, 2017, the Company and the FDIC agreed to terminate the whole bank purchase and assumption agreement with loss sharing. For further information regarding the whole bank purchase and assumption agreement with loss sharing, and its termination, see Note 11 in Item 1 of Part I of this report.

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

TRICO BANCSHARES

Financial Summary

(In thousands, except per share amounts; unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Interest Income (FTE)	$44,059	$41,745	$86,677	$83,685
Benefit from reversal of provision for loan losses	796	773	2,353	564
Noninterest income	12,910	11,245	24,613	21,035
Noninterest expense	(35,904)	(38,267)	(71,726)	(72,018)
Provision for income taxes (FTE)	(8,272)	(6,091)	(16,249)	(13,187)

Net income	$13,589	$9,405	$25,668	$20,079

Earnings per share:
Basic	$0.59	$0.41	$1.12	$0.88
Diluted	$0.58	$0.41	$1.10	$0.87
Per share:
Dividends paid	$0.17	$0.15	$0.32	$0.30
Book value at period end	$21.76	$20.76
Average common shares outstanding	22,900	22,803	22,885	22,793
Average diluted common shares outstanding	23,240	23,070	23,236	23,062
Shares outstanding at period end	22,925	22,822
At period end:
Loans, net	$2,798,250	$2,618,121
Total assets	$4,519,935	$4,352,492
Total deposits	$3,878,422	$3,741,396
Other borrowings	$22,560	$19,464
Junior subordinated debt	$56,761	$56,567
Shareholders’ equity	$498,944	$473,868
Financial Ratios:
During the period (annualized):
Return on assets	1.21%	0.86%	1.14%	0.93%
Return on equity	10.93%	7.98%	10.46%	8.61%
Net interest margin[1]	4.26%	4.13%	4.19%	4.23%
Average equity to average assets	11.07%	10.74%	10.93%	10.85%
At period end:
Equity to assets	11.04%	10.89%
Total capital to risk-adjusted assets	14.63%	14.73%

[1]	Fully taxable equivalent (FTE)

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

Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Interest Income (FTE)	$44,059	$41,745	$86,677	$83,685
Benefit from reversal of provision for loan losses	796	773	2,353	564
Noninterest income	12,910	11,245	24,613	21,035
Noninterest expense	(35,904)	(38,267)	(71,726)	(72,018)
Provision for income taxes (FTE)	(8,272)	(6,091)	(16,249)	(13,187)

Net income	$13,589	$9,405	$25,668	$20,079

Included in the Company’s results of operations for the three months ended June 30, 2017 is noninterest income of $712,000 related to the termination on May 9, 2017 of the loss sharing agreements between the Company and the FDIC that were originally agreed to in conjunction with the Company’s acquisition of certain assets and liabilities of Granite Community Bank from the FDIC in May 2010. As part of the termination agreement, the Company paid the FDIC $184,000, and recorded $712,000 of noninterest income representing the difference between the Company’s recorded loss share liability on May 9, 2017 and the payment to the FDIC.

Included in the results of the Company for the three months ended June 30, 2016 was $162,000 of nonrecurring noninterest expense related to the Company’s acquisition of three bank branches from Bank of America on March 18, 2016.

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

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended		Six month ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income	$45,044	$42,590	$88,528	$85,384
Interest expense	(1,610)	(1,430)	(3,101)	(2,822)

Net interest income (not FTE)	43,434	41,160	85,427	82,562
FTE adjustment	625	585	1,250	1,123

Net interest income (FTE)	$44,059	$41,745	$86,677	$83,685

Net interest margin (FTE)	4.26%	4.13%	4.19%	4.23%

Purchased loan discount accretion	$2,170	$2,300	$3,711	$3,392
Interest income recovered from sale of loans	—	—	—	$1,237
Effect of purchased loan discount accretion on net interest margin (FTE)	0.21%	0.23%	0.18%	0.17%
Effect of interest income recovered from sale of loans on net interest margin (FTE)	—	—	—	0.06%

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

	For the three months ended
	June 30, 2017			June 30, 2016
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	/Paid	Balance	Expense	/Paid
Assets:
Loans	$2,783,686	$36,418	5.23%	$2,579,774	$34,338	5.32%
Investment securities - taxable	1,077,703	7,231	2.68%	1,085,230	6,945	2.56%
Investment securities - nontaxable	136,256	1,667	4.89%	126,326	1,560	4.94%
Cash at Federal Reserve and other banks	137,376	353	1.03%	247,398	332	0.54%

Total interest-earning assets	4,135,021	45,669	4.42%	4,038,728	43,175	4.28%
Other assets	357,368			349,222

Total assets	$4,492,389			$4,387,950

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$936,482	201	0.09%	$886,417	120	0.05%
Savings deposits	1,353,132	410	0.12%	1,354,846	423	0.12%
Time deposits	321,515	363	0.45%	350,215	338	0.39%
Other borrowings	20,011	13	0.26%	19,152	3	0.06%
Junior subordinated debt	56,736	623	4.39%	56,544	546	3.86%

Total interest-bearing liabilities	2,687,876	1,610	0.24%	2,667,174	1,430	0.21%
Noninterest-bearing deposits	1,240,390			1,186,958
Other liabilities	66,898			62,456
Shareholders’ equity	497,225			471,362

Total liabilities and shareholders’ equity	$4,492,389			$4,387,950

Net interest spread(1)			4.18%			4.07%
Net interest income and interest margin(2)		$44,059	4.26%		$41,745	4.13%

	For the six months ended
	June 30, 2017			June 30, 2016
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	/Paid	Balance	Expense	/Paid
Assets:
Loans	$2,771,115	$71,332	5.15%	$2,558,674	$69,076	5.40%
Investment securities - taxable	1,057,966	14,325	2.71%	1,076,624	13,865	2.58%
Investment securities - nontaxable	136,273	3,333	4.89%	121,207	2,995	4.94%
Cash at Federal Reserve and other banks	167,391	788	0.94%	201,252	571	0.57%

Total interest-earning assets	4,132,745	89,778	4.34%	3,957,757	86,507	4.37%
Other assets	360,278			342,412

Total assets	$4,493,023			$4,300,169

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$921,793	328	0.07%	$866,303	236	0.05%
Savings deposits	1,364,590	834	0.12%	1,314,857	820	0.12%
Time deposits	326,652	706	0.43%	345,531	680	0.39%
Other borrowings	18,747	15	0.16%	18,708	5	0.05%
Junior subordinated debt	56,713	1,218	4.30%	56,519	1,081	3.83%

Total interest-bearing liabilities	2,688,495	3,101	0.23%	2,601,918	2,822	0.22%
Noninterest-bearing deposits	1,244,121			1,170,836
Other liabilities	69,389			60,974
Shareholders’ equity	491,018			466,441

Total liabilities and shareholders’ equity	$4,493,023			$4,300,169

Net interest spread(1)			4.11%			4.15%
Net interest income and interest margin(2)		$86,677	4.19%		$83,685	4.23%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended June 30, 2017
	compared with three months
	ended June 30, 2016
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$2,712	$(632)	$2,080
Investment securities	75	318	393
Cash at Federal Reserve and other banks	(149)	170	21

Total interest-earning assets	2,638	(144)	2,494

Increase (decrease) in interest expense:
Interest-bearing demand deposits	6	75	81
Savings deposits	(1)	(12)	(13)
Time deposits	(28)	53	25
Other borrowings	—	10	10
Junior subordinated debt	2	75	77

Total interest-bearing liabilities	(21)	201	180

Increase (decrease) in Net Interest Income	$2,659	$(345)	$2,314

	Six months ended June 30, 2017
	compared with six months
	ended June 30, 2016
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$5,736	$(3,480)	$2,256
Investment securities	131	667	798
Cash at Federal Reserve and other banks	(97)	314	217

Total interest-earning assets	5,770	(2,499)	3,271

Increase (decrease) in interest expense:
Interest-bearing demand deposits	14	78	92
Savings deposits	30	(16)	14
Time deposits	(37)	63	26
Other borrowings	—	10	10
Junior subordinated debt	4	133	137

Total interest-bearing liabilities	11	268	279

Increase (decrease) in Net Interest Income	$5,759	$(2,767)	$2,992

The following commentary regarding net interest income, interest income and interest expense may be best understood while referencing the Summary of Average Balances, Yields/Rates and Interest Differential and the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid shown above, and Note 30 to the Consolidated Financial Statements at Part I, Item 1 of this report.

Net interest income (FTE) during the three months ended June 30, 2017 increased $2,314,000 (5.5%) from the same period in 2016 to $44,059,000. The increase in net interest income (FTE) was due primarily to an increase in the average balances of loans, an increase in yield on investments – taxable, and an increase in yield on Federal funds sold that were partially offset by a decrease in yield on loans compared to the three months ended June 30, 2016.

Net interest income (FTE) during the six months ended June 30, 2017 increased $2,992,000 (3.6%) from the same period in 2016 to $86,677,000. The increase in net interest income (FTE) was due primarily to volume increases in average balances of loans and average balance of investments - nontaxable, and yield increases in investments – taxable and Federal funds sold that were partially offset by a decrease in the average yield on loans compared to the six months ended June 30, 2016.

During the three months ended June 30, 2017, loan interest income increased $2,080,000 (6.1%) to $36,418,000. The increase in loan interest income was due to a $203,912,000 (7.9%) increase in the average balance of loans that was partially offset by a 9 basis point decrease in the average yield on loans to 5.23% compared to 5.32% during the three months ended June 30, 2016. Included in loan interest income for the quarter ended June 30, 2017 was $2,170,000 of purchased loan discount accretion. Included in loan interest income for the quarter ended June 30, 2016 was $2,300,000 of purchased loan discount accretion. During the three months ended June 30, 2017, investment interest income (FTE) increased $393,000 (4.6%) from the year-ago quarter to $8,898,000. The increase in investment interest income was due to a $2,403,000 (0.2%) increase in the average balance of investments and a 12 basis point increase in the average investment yield to 2.93% compared to 2.81% in the year-ago quarter. The increase in loan balances noted above was funded primarily by a $73,083,000 (1.9%) increase in the average balance of total deposits and a $110,022,000 (44.5%) decrease in the average balance of interest earning cash at banks during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Despite the 44.5% decrease in the average balance of interest earning cash at banks, interest income from cash at banks increased $21,000 (6.3%) to $353,000 due to a 49 basis point increase in the average yield on cash at banks to 1.03% during the three months ended June 30, 2017 compared to 0.54% during the three months ended June 30, 2016. While the average balance of total deposits grew $73,083,000 (1.9%) from the three months ended June 30, 2016 to the three months ended June 30, 2017, the average balance of interest bearing deposits grew $19,651,000 (0.8%), and the average rate paid on those interest bearing deposits increased 1 basis point to 0.15%. The average rate paid on junior subordinated debt increased 53 basis points to 4.39% during the three months ended June 30, 2017 compared to 3.86% during the three months ended June 30, 2016. The changes in the average balances of interest bearing assets and liabilities, and their respective yields and rates, from the three months ended June 30, 2016 to the three months ended June 30, 2017 is indicative of the moderate to strong loan demand and loan origination capabilities of the Company from June 30, 2016 to June 30, 2017, and the increases in short-term interest rates during this time frame that did not result in significant increases in deposit rates or long-term fixed-rate loan rates.

The Federal Reserve has increased the Federal Funds target rate 25 basis points in each of December 2015, December 2016, March 2017, and June 2017; and the widely used prime rate of lending index has mirrored these increases in the Federal Funds rate, increasing from 3.25% in December 2015 to 4.25% in June 2017. While a not insignificant portion of the Bank’s loans are indexed to the prime lending rate, and have rates that reset on or near the date of any prime lending rate change, the positive effect of such prime lending rate changes have been substantially offset by loan renewals and originations at market rates that are lower than the average rate of the Bank’s loan portfolio.

As of June 30, 2017, the Bank’s $2,850,424,000 principal balance of loans, net of charge-offs, and not including deferred loan fees and purchase discounts, was made up of loans with principal balances totaling $1,029,818,000 that have fixed interest rates, and $1,820,606,000 of loans with interest rates that are variable. Included in the balance of variable rate loans as of June 30, 2017 were loans with principal balances of approximately $496,959,000 that had adjustable interest rates tied to the prime lending rate that adjust on or near the date of any prime rate change, and of which approximately $66,747,000 had minimum contractual interest rates that are higher than their prime-indexed rate and will not experience an interest rate increase until their prime-indexed rate exceeds their minimum contractual interest rate. Also included in the balance of variable rate loans as of June 30, 2017 were loans with principal balances of approximately $888,751,000 that had adjustable interest rates tied to the 5-year U.S. Treasury Bond Rate index (5-year CMT index), and of which approximately $320,870,000 had minimum contractual interest rates that are higher than their 5-year CMT-indexed rate and will not experience an interest rate increase until their 5-year CMT-indexed rate exceeds their minimum contractual interest rate on their reset date. These 5-year CMT indexed loans have interest rates that adjust once every five years. Of course, any of these prime-indexed, 5-year CMT-indexed, or any other variable rate loan, may payoff, or may be refinanced, at any time.

During the six months ended June 30, 2017, interest income (FTE) increased $3,271,000 (3.9%) to $89,778,000 compared to $86,507,000 during the six months ended June 30, 2016. This increase in interest income was due primarily to a $2,256,000 (3.3%) increase in loan interest income to $71,332,000. This increase in loan interest income was due to a $212,441,000 (8.3%) increase in the average balance of loans that was partially offset by a 25 basis point decrease in the average loan yield to 5.15% compared to 5.40% during the six months ended June 30, 2016. Included in loan interest income for the six months ended June 30, 2017 was $3,711,000 of purchased loan discount accretion. Included in loan interest income for the six months ended June 30, 2016 was $3,392,000 of purchased loan discount accretion, and $1,237,000 of interest income recovered as the result of the loan sales on March 31, 2016. During the six months ended June 30, 2017, (FTE) investment interest income increased $798,000 (4.7%) to $8,898,000 compared to the six months ended June 30, 2016. This increase in investment interest income was due to a 14 basis point increase in the average yield on investments to 2.96% compared to 2.82% that was partially offset by a $3,592,000 (0.3%) decrease in the average balance of investments. The increase in loan balances noted above was funded primarily by a $159,629,000 (4.3%) increase in the average balance of total deposits and a $33,861,000 (16.8%) decrease in the average balance of interest earning cash at banks during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Despite the 16.8% decrease in the average balance of interest earning cash at banks, interest income from cash at banks increased $217,000 (38.0%) to $788,000 due to a 37 basis point increase in the average yield on cash at banks during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. While the average balance of total deposits grew $159,629,000 (4.3%) from the six months ended June 30, 2016 to the six months ended June 30, 2017, the average balance of interest earning deposits grew $86,344,000 (3.4%), and the average rate paid on those interest earning deposits was 0.14% during both six month periods ended June 30, 2017 and 2016. The average rate paid on junior subordinated debt increased 47 basis points to 4.30% during the six months ended June 30, 2017 compared to 3.83% during the six months ended June 30, 2016. The changes in the average balances of interest bearing assets and liabilities, and their respective yields and rates, from the six months ended June 30, 2016 to the six months ended June 30, 2017 is indicative of the moderate loan demand from June 30, 2016 to June 30, 2017, and the increases in short-term interest rates during this time frame that did not result in significant increases in deposit rates or long-term fixed-rate loan rates.

Provision for Loan Losses

The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – three and six months ended June 30, 2017 and 2016” at Note 5 in Item 1 of Part I of this report for the components that make up the provision for loan losses for the three and six months ended June 30, 2017 and 2016.

The Company recorded a reversal of provision for loan losses of $796,000 during the three months ended June 30, 2017 compared to a reversal of provision for loan losses of $773,000 during the three months ended June 30, 2016. The $796,000 reversal of provision for loan losses during the three months ended June 30, 2017 was primarily due to a $2,082,000 reduction in nonperforming loans, continued low historical loan loss experience, and stable to improving economic environmental factors. Nonperforming loans were $17,429,000, or 0.62% of loans outstanding as of June 30, 2017, and represented a decrease from 0.73% of loans outstanding at December 31, 2016, and a decrease from 0.75% of loans outstanding as of June 30, 2016. Net loan charge-offs during the three months ended June 30, 2017 were $2,078,000, and included $1,645,000 of charge-offs related to purchased credit impaired (PCI-other) loans for which an allowance was previously provided. Excluding these PCI loan charge-offs, charge-offs for the three months ended June 30, 2017 would have been $867,000, and charge-offs, net of recoveries, would have been $433,000.

As shown in the Table labeled “Allowance for Loan Losses – Three Months Ended June 30, 2017” at Note 5 in Item 1 of Part I of this report, residential and commercial real estate mortgage loans, home equity lines of credit and commercial construction loans experienced a benefit from reversal of provision for loan losses while home equity loans, other consumer loans, C&I loans , and residential construction loans experienced a provision for loan losses during the three months ended June 30, 2017. The level of provision, or reversal of provision, for loan losses of each loan category during the three months ended June 30, 2017 was due primarily to the increase or decrease in the required allowance for loan losses as of June 30, 2017 when compared to the required allowance for loan losses as of March 31, 2017 plus or minus net charge-offs or net recoveries during the three months ended June 30, 2017. All categories of loans except other consumer loans experienced a decrease in the required allowance for loan losses during the three months ended June 30, 2017. The decrease in the required allowance for loan losses for all loan categories except other consumer loans was due primarily to stable or improving estimated cash flows and collateral values for certain impaired originated and purchased loans, continued low net charge off rates in many loan categories, and stable to improving economic environmental factors. The increases and decreases in estimated cash flows and collateral values, changes in historical loss factors, and stable to improving economic environmental factors, in part, determine the required loan loss allowance for nonperforming and performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. For details of the change in nonperforming loans during the three months ended June 30, 2017 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the three months ended June 30, 2017” under the heading “Asset Quality and Non-Performing Assets” below.

The Company recorded a reversal of provision for loan losses of $2,353,000 during the six months ended June 30, 2017 compared to a reversal of provision for loan losses of $564,000 during the six months ended June 30, 2016. The $2,353,000 reversal of provision for loan losses during the three months ended June 30, 2017 was primarily due to a $2,699,000 reduction in nonperforming loans, continued low historical loan loss experience, and stable to improving economic environmental factors. Net loan charge-offs during the six months ended June 30, 2017 were $2,007,000, and included $1,645,000 of charge-offs related to purchased credit impaired (PCI-other) loans for which an allowance was previously established. Excluding these PCI loan charge-offs, charge-offs for the six months ended June 30, 2017 would have been $1,276,000, and charge-offs, net of recoveries, would have been $362,000.

As shown in the Table labeled “Allowance for Loan Losses – Six Months Ended June 30, 2017” at Note 5 in Item 1 of Part I of this report, residential and commercial real estate mortgage loans, home equity lines of credit, home equity loans, C&I loans and commercial construction loans experienced a benefit from reversal of provision for loan losses while, other consumer loans, and residential construction loans experienced a provision for loan losses during the six months ended June 30, 2017. The level of provision, or reversal of provision, for loan losses of each loan category during the six months ended June 30, 2017 was due primarily to the increase or decrease in the required allowance for loan losses as of June 30, 2017 when compared to the required allowance for loan losses as of December 31, 2016 plus or minus net charge-offs or net recoveries during the three months ended June 30, 2017. All categories of loans except other consumer loans experienced a decrease in the required allowance for loan losses during the six months ended June 30, 2017. The decrease in the required allowance for loan losses for all loan categories except other consumer loans was due primarily to stable or improving estimated cash flows and collateral values for certain impaired originated and purchased loans, continued low net charge off rates in many loan categories, and stable to improving economic environmental factors. The increases and decreases in estimated cash flows and collateral values, changes in historical loss factors, and stable to improving economic environmental factors, in part, determine the required loan loss allowance for nonperforming and performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. For details of the change in nonperforming loans during the six months ended June 30, 2017 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the six months ended June 30, 2017” under the heading “Asset Quality and Non-Performing Assets” below.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service charges on deposit accounts	$4,323	$3,543	$7,942	$6,908
ATM and interchange fees	4,248	3,892	8,263	7,285
Other service fees	839	849	1,604	1,577
Mortgage banking service fees	526	516	1,047	1,033
Change in value of mortgage servicing rights	(457)	(701)	(470)	(1,399)

Total service charges and fees	9,479	8,099	18,386	15,404

Gain on sale of loans	777	889	1,687	1,692
Commissions on sale of non-deposit investment products	705	611	1,312	1,143
Increase in cash value of life insurance	626	681	1,311	1,377
Change in indemnification asset	711	(149)	490	(264)
Gain (loss) on sale of foreclosed assets	153	57	271	149
Sale of customer checks	94	70	198	189
Lease brokerage income	161	235	367	430
(Loss) gain on disposal of fixed assets	(28)	(8)	(28)	(39)
Life insurance benefit in excess of cash value	—	238	108	238
Other	232	522	511	716

Total other noninterest income	3,431	3,146	6,227	5,631

Total noninterest income	$12,910	$11,245	$24,613	$21,035

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights	$69	$(185)	$577	$(366)

Noninterest income increased $1,665,000 (14.8%) to $12,910,000 during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in noninterest income was due primarily to a $780,000 (22.0%) increase in service charges on deposit accounts, a $356,000 (9.1%) increase in ATM fees and interchange income, a $244,000 improvement in change in value of mortgage servicing rights, and an $860,000 improvement in change in indemnification asset that were partially offset by a $598,000 decrease in other noninterest income. The $780,000 increase in service charges on deposit accounts was due primarily to increased fee generation from both consumer and business checking customers. The $356,000 increase in ATM fees and interchange revenue was due primarily to the Company’s continued focus in this area, and growth in electronic payments volume. The $244,000 improvement in change in value of mortgage servicing rights (MSRs) was due to a smaller increase in the estimated weighted-average prepayment speed of the loans being serviced during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Estimated loan prepayment speeds increased from 8.3% per year at March 31, 2017 to 8.7% at June 30, 2017, while they changed from 11.6% at March 31, 2016 to 13.2% at June 30, 2016. Increased prepayment speeds translate into lower value of mortgage servicing rights. The $860,000 improvement in change in indemnification asset was due to the early termination of the related loss sharing agreements between the Company and the FDIC. As part of the termination agreement, the Company paid the FDIC $184,000, and recorded a $712,000 gain representing the difference between the Company’s payment to the FDIC and the recorded payable balance on May 9, 2017. The $598,000 decrease in other noninterest income was due primarily to $275,000 of vendor marketing incentives that were earned, and $238,000 of life insurance benefits in excess of cash value recorded during the three months ended June 30, 2016, and for which similar items were not present during the three months ended June 30, 2017.

Noninterest income increased $3,578,000 (17.0%) to $24,613,000 during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in noninterest income was due primarily to a $1,034,000 (15.0%) increase in service charges on deposit accounts, a $978,000 (13.4%) increase in ATM fees and interchange income, a $929,000 improvement in change in value of mortgage servicing rights, and an $754,000 improvement in change in indemnification asset that were partially offset by a $205,000 decrease in other noninterest income, and a $130,000 decrease in life insurance benefits in excess of cash value. The $1,034,000 increase in service charges on deposit accounts was due primarily to increased fee generation from both consumer and business checking customers. The $978,000 increase in ATM fees and interchange revenue was due primarily to the Company’s continued focus in this area, new services, fees, and operational changes introduced throughout 2016, and growth in electronic payments volume. The $929,000 improvement in change in value of mortgage servicing rights (MSRs) was due to a smaller increase in the estimated weighted-average prepayment speed of the loans being service during the six months ended June 30, 2017 compared to the six months ended June 30,2016. Estimated loan prepayment speeds increased from 8.8% per year at December 31, 2016 to 8.7% at June 30, 2017, while they changed from 9.8% at December 31, 2015 to 13.2% at June 30, 2016. Increased prepayment speeds translate into lower value of mortgage servicing rights. The $754,000 improvement in change in indemnification asset was due to the early termination of the related loss sharing agreements between the Company and the FDIC. As part of the termination agreement, the Company paid the FDIC $184,000, and recorded a $712,000 gain representing the difference between the Company’s payment to the FDIC and the recorded payable balance on May 9, 2017. The $205,000 decrease in other noninterest income was due primarily to $275,000 of vendor marketing incentives that were earned during the six months ended June 30, 2016.

Noninterest Expense

The following table summarizes the Company’s noninterest expense for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Base salaries, net of deferred loan origination costs	$13,657	$12,968	$27,047	$25,676
Incentive compensation	2,173	2,471	4,371	4,210
Benefits and other compensation costs	4,664	4,606	9,969	9,424

Total salaries and benefits expense	20,494	20,045	41,387	39,310

Occupancy	2,705	2,529	5,397	4,837
Equipment	1,805	1,844	3,528	3,230
Data processing and software	2,441	2,355	4,837	4,198
ATM network charges	1,075	1,002	1,928	2,008
Telecommunications	668	698	1,311	1,383
Postage	329	342	733	805
Courier service	263	265	517	536
Advertising	1,167	1,077	2,134	1,972
Assessments	420	578	825	1,210
Operational losses	430	345	865	509
Professional fees	690	1,356	1,456	2,165
Foreclosed assets expense	38	114	76	160
Provision for foreclosed asset losses	94	43	28	32
Change in reserve for unfunded commitments	(135)	408	(120)	408
Intangible amortization	352	359	711	658
Merger expense	—	162	—	784
Litigation contingent liability	—	1,450	—	1,450
Other	3,068	3,295	6,113	6,363

Total other noninterest expense	15,410	18,222	30,339	32,708

Total noninterest expense	$35,904	$38,267	$71,726	$72,018

Merger expense:
Base salaries (outside temporary help)	—	—	—	$187
Data processing and software	—	—	—	—
Professional fees	—	$162	—	342
Advertising and marketing	—	—	—	114
Other	—	—	—	141

Total merger expense	—	$162	—	$784

Average full time equivalent staff	1,007	1,001	1,011	983
Noninterest expense to revenue (FTE)	63.0%	72.2%	64.5%	68.8%

Salary and benefit expenses increased $449,000 (2.2%) to $20,494,000 during the three months ended June 30, 2017 compared to $20,045,000 during the three months ended June 30, 2016. Base salaries, net of deferred loan origination costs increased $689,000 (5.3%) to $13,657,000. The increase in base salaries was due primarily to annual merit increases and a 0.6% increase in average full time equivalent employees to 1,007 from 1,001 in the year-ago quarter. Commissions and incentive compensation decreased $298,000 (12.1%) to $2,173,000 during the three months ended June 30, 2017 compared to the year-ago quarter due primarily to a decrease in commissions on loans as the increase in loan balances during the six months ended June 30, 2017 has been less than the increase in loan balances during the six months ended June 30, 2016. Benefits & other compensation expense increased $58,000 (1.3%) to $4,664,000 during the three months ended June 30, 2017 due primarily to increases in group insurance and employer tax expense that were partially offset by decreases in miscellaneous employee benefits.

Salary and benefit expenses increased $2,077,000 (5.3%) to $41,387,000 during the six months ended June 30, 2017 compared to $39,310,000 during the six months ended June 30, 2016. Base salaries, net of deferred loan origination costs increased $1,371,000 (5.3%) to $27,047,000. The increase in base salaries was due primarily to annual merit increases and a 2.8% increase in average full time equivalent employees to 1,011 from 983 during the six months ended June 30, 2016. Commissions and incentive compensation increased $161,000 (3.8%) to $4,371,000 due primarily to increases in all incentive types other than commissions on loans. The increases in incentive types other than commissions on loans was due increased production and other performance goal achieved during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Benefits & other compensation expense increased $545,000 (5.8%) to $9,969,000 during the six months ended June 30, 2017 due primarily to the increases in group insurance and employer tax expense that were consistent with the increase in the number employees, and base salaries during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Other noninterest expense decreased $2,812,000 (15.4%) to $15,410,000 during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in other noninterest expense was due primarily to the absence of any litigation settlement expense or merger expenses during the three months ended June 30, 2017 compared to a litigation settlement expense of $1,450,000, and merger expenses of $162,000 during the three months ended June 30, 2016, a $666,000 decrease in professional fees, a $543,000 decrease in change in reserve for unfunded commitments, and a $158,000 decrease in deposit insurance assessments that were partially offset by an increase of $176,000 in occupancy expense. The $666,000 decrease in professional fees was due to system conversion consulting fees incurred during the three months ended June 30, 2016. The $543,000 decrease in change in reserve for unfunded commitments was due to a substantial increase in unfunded construction and other loan commitments during the three months ended June 30, 2016, compared to a decrease in such unfunded commitments during the three months ended June 30, 2017. The $158,000 decrease in assessments was due the lowering of FDIC deposit insurance rates during the third quarter of 2016. The increase in occupancy expense was due primarily to increased building maintenance expense. Included in the results of the Company for the three months ended June 30, 2016 was $162,000 of nonrecurring noninterest expense related to the Company’s acquisition of three bank branches from Bank of America on March 18, 2016.

Other noninterest expense decreased $2,369,000 (7.2%) to $30,339,000 during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in other noninterest expense was due primarily to the absence of any litigation settlement expense or merger expenses during the six months ended June 30, 2017 compared to a litigation settlement expense of $1,450,000, and merger expenses of $784,000 during the six months ended June 30, 2016, a $709,000 decrease in professional fees, and a $528,000 decrease in change in reserve for unfunded commitments, and a $385,000 decrease in deposit insurance assessments that were partially offset by increases of $560,000, $298,000, $639,000 and $356,000 in occupancy, equipment, data processing and software, and operational loss expenses, respectively. The $709,000 decrease in professional fees was due to system conversion related consulting fees incurred during the six months ended June 30, 2016. The $528,000 decrease in change in reserve for unfunded commitments was due to a substantial increase in unfunded construction and other loan commitments during the six months ended June 30, 2016, compared to a decrease in such unfunded commitments during the six months ended June 30, 2017. The $385,000 decrease in assessments was due the lowering of FDIC deposit insurance rates during the third quarter of 2016. The increases in occupancy and equipment expense were due primarily to increased building and equipment maintenance expense. The increased data processing and software expense is due primarily to the outsourcing of the Company’s core processing system, and other ancillary systems. The increase in operational losses is due primarily to increased incidences of debit card fraud. Included in the results of the Company for the six months ended June 30, 2016 was $784,000 of nonrecurring noninterest expense related to the Company’s acquisition of three bank branches from Bank of America on March 18, 2016.

Income Taxes

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.6	7.0	6.7	6.6
Tax-exempt interest on municipal obligations	(1.7)	(2.3)	(1.8)	(2.0)
Increase in cash value of insurance policies	(1.0)	(2.2)	(1.2)	(1.8)
Low income housing tax credits	(0.9)	(0.5)	(0.7)	(0.7)
Equity compensation	(2.0)	—	(1.3)	—
Other	—	(0.1)	0.2	0.4

Effective Tax Rate	36.0%	36.9%	36.9%	37.5%

The effective combined Federal and State income tax rate on income was 36.0% and 36.9% for the three months ended June 30, 2017 and 2016, respectively. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate of 35.0% due to State income tax expense of $2,143,000 and $1,596,000, respectively, in these periods that were partially offset by the effects of tax-exempt income of $1,042,000 and $975,000, respectively, from investment securities, $627,000 and $919,000, respectively, from increase in cash value of life insurance, low-income housing tax credits of $191,000 and $73,000, respectively, and $607,000 and $0, respectively, of equity compensation excess tax benefits. The low income housing tax credits and the equity compensation excess tax benefits represent direct reductions in tax expense. These offsetting items helped to reduce the effective combined Federal and State income tax rate from the combined Federal and State statutory income tax rate of approximately 42.0%.

The effective combined Federal and State income tax rate on income was 36.9% and 37.5% for the six months ended June 30, 2017 and 2016, respectively. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate of 35.0% due to State income tax expense of $4,195,000 and $3,258,000, respectively, in these periods that were partially offset by the effects of tax-exempt income of $2,083,000 and $1,872,000, respectively, from investment securities, $1,419,000 and $1,615,000, respectively, from increase in cash value of life insurance, low-income housing tax credits of $268,000 and $73,000, respectively, low-income housing tax credits, and $697,000 and $0, respectively, of equity compensation related excess tax benefits. These offsetting items helped to reduce the effective combined Federal and State income tax rate from the combined Federal and State statutory income tax rate of approximately 42.0%.

On January 1, 2017, ASU No. 2016-9, Compensation – Stock Compensation (Topic 718) became effective for the Company. ASU 2016-9, among other things, requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. As noted above, the Company recognized $607,000 and $697,000 of excess tax benefits (in the income statement) during the three and six month periods ended June 30, 2017, respectively. Prior to January 1, 2017, such excess tax benefits and deficiencies were recorded directly to shareholders’ equity (and not in the income statement). During the three and six month periods ended June 30, 2016, the Company recorded equity compensation related tax deficiencies of $192,000 and $182,000, respectively, to shareholders’ equity.

Financial Condition

Investment Securities

Investment securities available for sale increased $122,336,000 to $672,569,000 as of June 30, 2017, compared to December 31, 2016. This increase is attributable to purchases of $145,584,000, maturities and principal repayments of $27,997,000, an increase in fair value of investments securities available for sale of $5,698,000 and amortization of net purchase price premiums of $949,000.

The following table presents the available for sale investment securities portfolio by major type as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(In thousands)	Fair Value	%	Fair Value	%
Securities available for sale:
Obligations of U.S. government corporations and agencies	$548,650	81.6%	$429,678	78.1%
Obligations of states and political subdivisions	120,964	18.0%	117,617	21.4%
Marketable equity securities	2,955	0.4%	2,938	0.5%

Total securities available for sale	$672,569	100.0%	$550,233	100.0%

Investment securities held to maturity decreased $43,018,000 to $559,518,000 as of June 30, 2017, as compared to December 31, 2016. This decrease is attributable to principal repayments of $42,361,000, and amortization of net purchase price premiums of $657,000.

The following table presents the held to maturity investment securities portfolio by major type as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(In thousands)	Cost Basis	%	Cost Basis	%
Securities held to maturity:
Obligations of U.S. government corporations and agencies	$544,954	97.4%	$587,982	97.6%
Obligations of states and political subdivisions	14,564	2.6%	14,554	2.4%

Total securities held to maturity	$559,518	100.0%	$602,536	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements at Iem 1 of Part I of this report.

Restricted Equity Securities

Restricted equity securities were $16,956,000 at June 30, 2017 and December 31, 2016. The entire balance of restricted equity securities at June 30, 2017 and December 31, 2016 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

	June 30,	December 31,
(In thousands)	2017	2016
Real estate mortgage	$2,111,497	$2,057,824
Consumer	355,852	362,303
Commercial	225,743	217,047
Real estate construction	133,301	122,419

Total loans	$2,826,393	$2,759,593

At June 30, 2017 loans, including net deferred loan costs, totaled $2,826,393,000 which was a $66,800,000 (2.4%) increase over the balances at December 31, 2016. Demand for all categories of loans was moderate to good during the six months ended June 30, 2017.

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	June 30,	December 31,
	2017	2016
Real estate mortgage	74.7%	74.6%
Consumer	12.6%	13.1%
Commercial	8.0%	7.9%
Real estate construction	4.7%	4.4%

Total loans	100.0%	100.0%

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

Interest income on originated nonaccrual loans that would have been recognized during the three months ended June 30, 2017 and 2016, if all such loans had been current in accordance with their original terms, totaled $185,000 and $181,000, respectively. Interest income actually recognized on these originated loans during the three months ended June 30, 2017 and 2016 was $14,000 and $10,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended June 30, 2017 and 2016, if all such loans had been current in accordance with their original terms, totaled $62,000 and $92,000, respectively. Interest income actually recognized on these PNCI loans during the three months ended June 30, 2017 and 2016 was $12,000 and $1,000.

Interest income on originated nonaccrual loans that would have been recognized during the six months ended June 30, 2017 and 2016, if all such loans had been current in accordance with their original terms, totaled $374,000 and $467,000, respectively. Interest income actually recognized on these originated loans during the six months ended June 30, 2017 and 2016 was $16,000 and $29,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the six months ended June 30, 2017 and 2016, if all such loans had been current in accordance with their original terms, totaled $98,000 and $179,000. Interest income actually recognized on these PNCI loans during the six months ended June 30, 2017 and 2016 was $12,000 and $1,000.

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

	June 30,	December 31,
(In thousands)	2017	2016
Performing nonaccrual loans	$14,221	$17,677
Nonperforming nonaccrual loans	3,208	2,451

Total nonaccrual loans	17,429	20,128
Originated and PNCI loans 90 days past due and still accruing	—	—

Total nonperforming loans	17,429	20,128
Noncovered foreclosed assets	3,489	3,763
Covered foreclosed assets	—	223

Total nonperforming assets	$20,918	$24,114

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$447	$911
Indemnified portion of covered foreclosed assets	—	$218
Nonperforming assets to total assets	0.46%	0.53%
Nonperforming loans to total loans	0.62%	0.73%
Allowance for loan losses to nonperforming loans	161%	161%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.83%	2.09%

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

	June 30, 2017
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$8,646	$1,955	$2,291	$1,330	$14,222
Nonperforming nonaccrual loans	1,935	1,223	49	—	3,207

Total nonaccrual loans	10,581	3,178	2,340	1,330	17,429
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	10,581	3,178	2,340	1,330	17,429
Noncovered foreclosed assets	2,375	—	—	1,114	3,489
Covered foreclosed assets	—	—	—	—	—

Total nonperforming assets	$12,956	$3,178	$2,340	$2,444	$20,918

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$447	—	—	—	$447
Nonperforming assets to total assets	0.29%	0.07%	0.05%	0.05%	0.46%
Nonperforming loans to total loans	0.43%	0.96%	100.00%	7.41%	0.62%
Allowance for loan losses to nonperforming loans	246%	46%	—	52%	161%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.33%	2.83%	66.94%	21.55%	1.83%

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

	December 31, 2016
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$11,146	$2,131	$2,983	$1,417	$17,677
Nonperforming nonaccrual loans	1,748	703	—	—	2,451

Total nonaccrual loans	12,894	2,834	$2,983	$1,417	20,128
Originated loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	12,894	2,834	$2,983	$1,417	20,128
Noncovered foreclosed assets	2,277	—	—	1,486	3,763
Covered foreclosed assets	—	—	—	223	223

Total nonperforming assets	$15,171	$2,834	$2,983	$3,126	$24,114

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$911	—	—	—	$911
Indemnified portion of covered foreclosed assets	—	—	—	$218	$218
Nonperforming assets to total assets	0.34%	0.06%	0.07%	0.07%	0.53%
Nonperforming loans to total loans	0.55%	0.75%	100.00%	6.42%	0.73%
Allowance for loan losses to nonperforming loans	218%	59%	1%	189%	161%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.48%	2.98%	64.18%	24.44%	2.09%

Changes in nonperforming assets during the three months ended June 30, 2017

	Balance at		Advances/	Pay-downs		Transfers to		Balance at
	June 30,	New	Capitalized	/Sales	Charge-offs/	Foreclosed	Category	March 31,
(dollars in thousands):	2017	NPA	Costs	/Upgrades	Write-downs	Assets	Changes	2017
Real estate mortgage:
Residential	$1,719	$1,097	—	$(15)	—	—	—	$637
Commercial	9,604	362	—	(3,089)	$(150)	—	$135	12,346
Consumer
Home equity lines	3,553	396	$360	(428)	(13)	$(462)	—	3,700
Home equity loans	924	283	—	(32)	(206)	—	—	879
Other consumer	74	255	—	(6)	(190)	—	—	15
Commercial (C&I)	1,555	1,684	—	(1,139)	(764)	—	$(135)	1,909
Construction:
Residential	—	1,071	—	(25)	(1,071)	—	—	25
Commercial	—	—	—	—	—	—	—	—

Total nonperforming loans	17,429	5,148	360	(4,734)	(2,394)	(462)	—	19,511
Noncovered foreclosed assets	3,489	—	—	(545)	43	$462	—	3,529

Total nonperforming assets	$20,918	$5,148	$360	$(5,279)	$(2,351)	—	—	$23,040

The table above does not include deposit overdraft charge-offs.

Nonperforming assets decreased during the second quarter of 2017 by $2,122,000 (9.2%) to $20,918,000 at June 30, 2017 compared to $23,040,000 at March 31, 2017. The decrease in nonperforming assets during the second quarter of 2017 was primarily the result of sales or upgrades of nonperforming loans to performing status totaling $4,734,000, dispositions of foreclosed assets totaling $545,000, and loan charge-offs of $2,394,000, that were partially offset by new nonperforming loans of $5,148,000, advances on nonperforming loans of $360,000, and an increase in foreclosed asset valuation of $43,000, the net result of $6,000 of write-downs and $49,000 of positive adjustments to foreclosed asset valuations.

The $5,148,000 in new nonperforming loans during the second quarter of 2017 was comprised of increases of $1,097,000 on two residential real estate loans, $362,000 on two commercial real estate loans, $679,000 on 11 home equity lines and loans, $255,000 on 27 consumer loans, $1,684,000 on 12 C&I loans, and $1,071,000 residential construction loans.

The $1,097,000 in new nonperforming residential real estate loans was primarily made up of one loan in the amount of $959,000 secured by a single family property in southern California. The $1,684,000 in new nonperforming C&I loans was primarily comprised of one loan in the amount of $361,000 secured by crop proceeds in northern California, and one loan in the amount of $363,000 secured by general business assets in northern California. Also, included in these new nonperforming assets during the three months ended June 30, 2017 were residential construction loans of $1,071,000, commercial loans of $424,000, and commercial real estate loans of $150,000; all of which were classified as PCI – other loans and accounted for using the pool method of accounting under ASC Topic 310-30; and for which the related pools were resolved during the three months ended June 30, 2017 resulting in these fully reserved loan balances to be deemed uncollectable and simultaneously charged off. Related charge-offs are discussed below.

Loan charge-offs during the three months ended June 30, 2017

In the second quarter of 2017, the Company recorded $2,394,000 in loan charge-offs and $118,000 in deposit overdraft charge-offs less $377,000 in loan recoveries and $56,000 in deposit overdraft recoveries resulting in $2,079,000 of net charge-offs. Primary causes of the loan charges taken in the first quarter of 2017 were gross charge-offs of $150,000 on a single pool of PCI—other commercial real estate loans, $219,000 on five home equity lines and loans, $190,000 on 24 other consumer loans, $764,000 on five C&I loans and $1,071,000 on a single pool of Purchased Credit Impaired residential construction loans.

Total charge-offs were generally comprised of individual charges of less than $250,000 each with the exception of two during the quarter. Each of these charges was related to the resolution of a pool of Purchased Credit Impaired loans. One charge in the amount of $424,000 was related to C&I loans secured by general business assets in northern California, and the second in the amount of $1,071,000 was related to a pool of residential construction loans in northern California. Generally losses are triggered by non-performance by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.

Changes in nonperforming assets during the three months ended March 31, 2017

	Balance at		Advances/	Pay-downs		Transfers to		Balance at
	March 31,	New	Capitalized	/Sales	Charge-offs/	Foreclosed	Category	December 31,
(dollars in thousands):	2017	NPA	Costs	/Upgrades	Write-downs	Assets	Changes	2016
Real estate mortgage:
Residential	$637	$222	—	$(34)	—	—		$449
Commercial	12,346	1,835	—	(382)	—	$(85)	—	10,978
Consumer
Home equity lines	3,700	—	—	(1,107)	$(71)	—	$(59)	4,937
Home equity loans	879	199	—	(133)	(31)	—	59	785
Other consumer	15	57	—	(9)	(71)	—	—	38
Commercial (C&I)	1,909	129	—	(1,017)	(133)	—	—	2,930
Construction:
Residential	25	14	—	—	—	—	—	11
Commercial	—	—	—	—	—	—	—	—

Total nonperforming loans	19,511	2,456	—	(2,682)	(306)	(85)	—	20,128
Noncovered foreclosed assets	3,529	—	—	(385)	66	85	—	3,763
Covered foreclosed assets	—	—	—	(223)	—	—	—	223

Total nonperforming assets	$23,040	$2,456	—	$(3,290)	$240	—	—	$24,114

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

The Components of the Allowance for Loan Losses

The following table sets forth the allowance for loan losses as of the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2017	2016
Allowance for originated and PNCI loan losses:
Specific allowance	$1,823	$2,046
Formula allowance	16,351	17,485
Environmental factors allowance	9,267	10,275

Allowance for originated and PNCI loan losses	27,441	29,806
Allowance for PCI loan losses	702	2,697

Allowance for loan losses	$28,143	$32,503

Allowance for loan losses to loans	1.00%	1.18%

For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Provision for Loan Losses” at “Results of Operations” and “Allowance for Loan Losses” above. Based on the current conditions of the loan portfolio, management believes that the $28,143,000 allowance for loan losses at June 30, 2017 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

	June 30,	December 31,
(in thousands)	2017	2016
Real estate mortgage	$12,646	$14,292
Consumer	9,123	10,284
Commercial	4,729	5,831
Real estate construction	1,645	2,096

Total allowance for loan losses	$28,143	$32,503

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

	June 30,	December 31,
	2017	2016
Real estate mortgage	44.9%	44.0%
Consumer	32.4%	31.6%
Commercial	16.8%	17.9%
Real estate construction	5.9%	6.5%

Total allowance for loan losses	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses as a percentage of the total loans for each loan category as of the dates indicated:

	June 30,	December 31,
	2017	2016
Real estate mortgage	0.60%	0.69%
Consumer	2.56%	2.84%
Commercial	2.09%	2.69%
Real estate construction	1.23%	1.71%

Total allowance for loan losses	1.00%	1.18%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Allowance for loan losses:
Balance at beginning of period	$31,017	$36,388	$32,503	$36,011
Benefit from reversal of provision for loan losses	(796)	(773)	(2,353)	(564)
Loans charged off:
Real estate mortgage:
Residential	—	(125)	—	(162)
Commercial	(150)	—	(150)	(793)
Consumer:
Home equity lines	(13)	(114)	(84)	(328)
Home equity loans	(206)	(93)	(237)	(93)
Other consumer	(308)	(233)	(482)	(440)
Commercial	(764)	(76)	(897)	(114)
Construction:
Residential	(1,071)	—	(1,071)	—
Commercial	—	—		—

Total loans charged off	(2,512)	(641)	(2,921)	(1,930)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	—	225	—	227
Commercial	17	65	127	882
Consumer:
Home equity lines	252	60	298	341
Home equity loans	13	23	25	72
Other consumer	68	101	209	231
Commercial	84	61	254	238
Construction:
Residential	—	—		—
Commercial	—	—	1	1

Total recoveries of previously charged off loans	434	535	914	1,992

Net (charge-offs) recoveries	(2,078)	(106)	(2,007)	62

Balance at end of period	$28,143	$35,509	$28,143	$35,509

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Reserve for unfunded commitments:
Balance at beginning of period	$2,734	$2,475	$2,719	$2,475
(Reversal of) provision for losses – unfunded commitments	(135)	160	(120)	160

Balance at end of period	$2,599	$2,635	$2,599	$2,635

Balance at end of period:
Allowance for loan losses			$28,143	$35,509
Reserve for unfunded commitments			2,599	2,635

Allowance for loan losses and Reserve for unfunded commitments			$30,742	$38,144

As a percentage of total loans at end of period:
Allowance for loan losses			1.00%	1.34%
Reserve for unfunded commitments			0.09%	0.10%

Allowance for loan losses and Reserve for unfunded commitments			1.09%	1.44%

Average total loans	$2,783,686	$2,579,774	$2,771,115	$2,558,674
Ratios (annualized):
Net charge-offs during period to average loans outstanding during period	0.30%	0.02%	0.14%	0.00%
Benefit from reversal of provision for loan losses to average loans outstanding	(0.11)%	(0.12)%	(0.17)%	(0.04)%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the period indicated (dollars in thousands):

	Balance at		Advances/					Balance at
	June 30,	New	Capitalized		Valuation	Transfers	Category	March 31,
(dollars in thousands):	2017	NPA	Costs/Other	Sales	Adjustments	from Loans	Changes	2017
Noncovered:
Land & Construction	$1,497	—	—	—	—	—	—	$1,497
Residential real estate	1,712	—	—	—	$(6)	$511	—	1,207
Commercial real estate	280	—	—	$(545)	—	—	—	825

Total noncovered	$3,489	—	—	(545)	(6)	511	—	3,529

Total foreclosed assets	$3,489	—	—	$(545)	$(6)	$511	—	$3,529

	Balance at		Advances/					Balance at
	March 31,	New	Capitalized		Valuation	Transfers	Category	December 31,
(dollars in thousands):	2017	NPA	Costs/Other	Sales	Adjustments	from Loans	Changes	2016
Noncovered:
Land & Construction	$1,497	—	—	$(15)	—	—	—	$1,512
Residential real estate	1,207	—	—	(234)	—	—	—	1,441
Commercial real estate	825	—	—	(136)	$66	$85	—	810

Total noncovered	3,529	—	—	(385)	66	85	—	3,763

Covered:
Land & Construction	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	(223)	—	—	—	223
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	—	—	—	(223)	—	—	—	223

Total foreclosed assets	$3,529	—	—	$(608)	$66	$85	—	$3,986

Premises and Equipment

Premises and equipment were comprised of:

	June 30,	December 31,
	2017	2016
	(In thousands)
Land & land improvements	$9,855	$9,522
Buildings	44,281	42,345
Furniture and equipment	34,045	31,428

	88,181	83,295
Less: Accumulated depreciation	(39,947)	(37,412)

	48,234	45,883
Construction in progress	3,324	2,523

Total premises and equipment	$51,558	$48,406

During the six months ended June 30, 2017, premises and equipment increased $3,152,000 due to purchases of $5,985,000, that were partially offset by depreciation of $2,705,000 and disposals of premises and equipment with net book value of $28,000.

Intangible Assets

Intangible assets at were comprised of the following as of the dates indicated:

	June 30,	December 31,
(In thousands)	2017	2016
Core-deposit intangible	$5,852	$6,563
Goodwill	64,311	64,311

Total intangible assets	$70,163	$70,874

The core-deposit intangible assets resulted from the Bank’s acquisition of three bank branches from Bank of America on March 18, 2016, North Valley Bancorp in 2014, Citizens in 2011, and Granite in 2010. The goodwill intangible asset includes $849,000 from the acquisition of three bank branches from Bank of America on March 18, 2016, $47,943,000 from the North Valley Bancorp acquisition in 2014, and $15,519,000 from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $352,000 and $359,000 was recorded during the three months ended June 30, 2017 and 2016, respectively. Amortization of core deposit intangible assets amounting to $711,000 and $658,000 was recorded during the six months ended June 30, 2017 and 2016, respectively.

Investment in Low Income Housing Tax Credit Funds

During the six months ended June 30, 2017, the Company’s investment in low income housing tax credit funds, recorded in other assets, decreased $647,000 to $17,818,000 due amortization of such investments. During the three months ended June 30, 2017, the Company made $2,038,000 of capital contributions to several of its five existing low income housing tax credit fund investments reducing its commitment for future capital contributions to $12,342,000 at June 30, 2017. This commitment for low income housing tax credit funds is recorded in other liabilities.

Deposits

During the six months ended June 30, 2017, the Company’s deposits decreased $17,138,000 (0.4%) to $3,878,422,000. Included in the June 30, 2017 and December 31, 2016 certificate of deposit balances are $50,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. See Note 13 to the condensed consolidated financial statements at Item 1 of Part I of this report for more information about the Company’s deposits.

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

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. During the six months ended June 30, 2017, the Company did not repurchase any shares under this plan. This plan has no stated expiration date for the repurchases. As of June 30, 2017, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $498,944,000 at June 30, 2017. This amount represents an increase of $21,597,000 (4.5%) from December 31, 2016, the net result of comprehensive income for the period of $29,080,000, the effect of equity compensation vesting of $774,000, and the exercise of stock options of $2,163,000, that were partially offset by dividends paid of $7,328,000, and repurchase of common stock of $3,092,000. The Company’s ratio of equity to total assets was 11.0% and 10.6% as of June 30, 2017 and December 31, 2016, respectively. We believe that the Company and the Bank were in compliance with applicable minimum capital requirements set forth in the final Basel III Capital rules as of June 30, 2017. The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	June 30, 2017		December 31, 2016
		Minimum		Minimum
		Regulatory		Regulatory
	Ratio	Requirement	Ratio	Requirement
Total capital	14.63%	9.250%	14.65%	8.625%
Tier I capital	13.76%	7.250%	13.62%	6.625%
Common equity Tier 1 capital	12.22%	5.750%	12.07%	5.125%
Leverage	10.99%	4.000%	10.56%	4.000%

See Note 19 and Note 29 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

Liquidity

The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At June 30, 2017, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $765,704,000, or 16.9% of total assets, representing a decrease of $11,958,000 (1.5%) from $777,662,000, or 17.2% of total assets at December 31, 2016. This decrease in cash and securities available for sale is due mainly to loan growth and a decrease in deposit balances that were partially offset by maturities securities held to maturity during the six months ended June 30, 2017. The Company’s profitability during the first six months of 2017 generated cash flows from operations of $27,556,000 compared to $23,618,000 during the first six months of 2016. Maturities of investment securities produced cash inflows of $70,358,000 during the six months ended June 30, 2017 compared to $77,322,000 for the six months ended June 30, 2016. During the six months ended June 30, 2017, the Company invested in securities totaling $145,584,000 and net loan principal increases of $69,491,000 compared to $155,444,000 invested in securities and $135,638,000 net loan principal increases, respectively, during the first six months of 2016. Proceeds from the sale of loans other than loans originated for sale accounted for $27,049,000 of investing sources of funds during the six months ended June 30, 2016. Proceeds from the sale of foreclosed assets accounted for $1,424,000 and $2,497,000 of investing sources of funds during the six months ended June 30, 2017 and 2016, respectively. Proceeds from the sale of foreclosed assets accounted for $3,338,000 of investing sources of funds during the six months ended June 30, 2017. The acquisition of three bank branches, and the assumption of $161,231,000 of associated deposit balances, from Bank of America on March 18, 2016, accounted for $156,316,000 of investing sources of funds during the six months ended June 30, 2016. These changes in investment and loan balances, proceeds from sale of foreclosed assets and premises held for sale, and the acquisition of branches and associated deposits, contributed to net cash used by investing activities of $145,191,000 during the six months ended June 30, 2017, compared to net cash used by investing activities of $59,453,000 during the six months ended June 30, 2016. Financing activities used net cash of $20,328,000 during the six months ended June 30, 2017, compared to net cash used by financing activities of $50,840,000 during the six months ended June 30, 2016. Deposit balance decreases accounted for $17,138,000 of financing uses of funds during the six months ended June 30, 2017. Deposit balance decreases, net of the deposits assumed in the acquisition of bank branches on March 18, 2016, accounted for $51,101,000 of financing uses of funds during the six months ended June 30, 2016. Net changes in other borrowings accounted for $5,067,000 of financing sources of funds during the six months ended June 30, 2017, compared to $7,136,000 of financing sources of funds during the six months ended June 30, 2016. Dividends paid used $7,328,000 and $6,841,000 of cash during the six months ended June 30, 2017 and 2016, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2017 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2016

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

During the six months ended June 30, 2017, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2017:

			(c) Total number of
			shares purchased as of	(d) Maximum number
			part of publicly	shares that may yet
	(a) Total number	(b) Average price	announced plans or	be purchased under the
Period	of shares purchased(1)	paid per share	programs	plans or programs(2)
April 1-30, 2017	—	—	—	333,400
May 1-31, 2017	62,214	$35.76	—	333,400
June 1-30, 2017	29,291	$35.18	—	333,400

Total	91,505	$35.58	—	333,400

(1)	Includes shares purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 19 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.
(2)	Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.

Item 6 – Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 17, 2009).

3.2	Bylaws of TriCo, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).

4.1	Instruments defining the rights of holders of the long-term debt securities of the TriCo and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. TriCo hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1*	Form of Change of Control Agreement among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, John Fleshood, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).

10.2*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.3*	TriCo’s 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.4*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.5*	Transaction Bonus Agreement between TriCo Bancshares and Richard P. Smith dated as of August 7, 2014 (incorporated by reference to Exhibit 10.4 to TriCo’s Form 8-K filed on August 13, 2014).

10.6*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.7*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.8*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.9*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.10*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.12*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.13*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.14*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.15*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.18*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.19*	Form of Stock Option Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed May 25, 2010).

10.20*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Employee Executives pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

Item 6 – Exhibits (continued)

10.21*	Form of Restricted Stock Unit Agreement and Grant Notice for Directors pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.22*	Form of Performance Award Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to TriCo’s Current Report on Form 8-K filed August 13, 2014).

10.23*	John Fleshood Offer Letter dated November 3, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).

10.24*	Amendment to John Fleshood Offer Letter dated December 19, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES (Registrant)

Date: August 9, 2017	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal accounting and financial officer)