Form 10-Q
period 2017-09-30
TRICO BANCSHARES /
filed 2017-11-09
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: September 30, 2017

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

Common stock, no par value: 22,941,464 shares outstanding as of November 7, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At September 30,	At December 31,
	2017	2016
Assets:
Cash and due from banks	$86,815	$92,197
Cash at Federal Reserve and other banks	101,219	213,415

Cash and cash equivalents	188,034	305,612
Investment securities:
Available for sale	678,236	550,233
Held to maturity	536,567	602,536
Restricted equity securities	16,956	16,956
Loans held for sale	2,733	2,998
Loans	2,931,613	2,759,593
Allowance for loan losses	(28,747)	(32,503)

Total loans, net	2,902,866	2,727,090
Foreclosed assets, net	3,071	3,986
Premises and equipment, net	54,995	48,406
Cash value of life insurance	97,142	95,912
Accrued interest receivable	12,656	12,027
Goodwill	64,311	64,311
Other intangible assets, net	5,513	6,563
Mortgage servicing rights	6,419	6,595
Other assets	86,936	74,743

Total assets	$4,656,435	$4,517,968

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,283,949	$1,275,745
Interest-bearing	2,643,507	2,619,815

Total deposits	3,927,456	3,895,560
Accrued interest payable	867	818
Reserve for unfunded commitments	2,989	2,719
Other liabilities	62,850	67,364
Other borrowings	98,730	17,493
Junior subordinated debt	56,810	56,667

Total liabilities	4,149,702	4,040,621

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
22,941,464 at September 30, 2017	255,231
22,867,802 at December 31, 2016		252,820
Retained earnings	256,114	232,440
Accumulated other comprehensive loss, net of tax	(4,612)	(7,913)

Total shareholders’ equity	506,733	477,347

Total liabilities and shareholders’ equity	$4,656,435	$4,517,968

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest and dividend income:
Loans, including fees	$37,268	$35,769	$108,600	$104,845
Investment securities:
Taxable	7,011	6,297	20,617	19,377
Tax exempt	1,041	978	3,124	2,850
Dividends	301	390	1,020	1,175
Interest bearing cash at
Federal Reserve and other banks	292	275	1,080	846

Total interest and dividend income	45,913	43,709	134,441	129,093

Interest expense:
Deposits	1,028	875	2,896	2,611
Other borrowings	149	2	164	7
Junior subordinated debt	652	562	1,870	1,643

Total interest expense	1,829	1,439	4,930	4,261

Net interest income	44,084	42,270	129,511	124,832
Provision (Reversal of provision) for loan losses	765	(3,973)	(1,588)	(4,537)

Net interest income after reversal of provision loan losses	43,319	46,243	131,099	129,369

Noninterest income:
Service charges and fees	9,475	8,022	27,861	23,426
Gain on sale of loans	606	953	2,293	2,645
Commissions on sale of non-deposit investment products	672	747	1,984	1,890
Increase in cash value of life insurance	732	709	2,043	2,086
Gain on sale of investments securities	961	—	961	—
Other	484	635	2,401	2,054

Total noninterest income	12,930	11,066	37,543	32,101

Noninterest expense:
Salaries and related benefits	20,933	20,860	62,320	60,170
Other	16,289	16,556	46,628	49,264

Total noninterest expense	37,222	37,416	108,948	109,434

Income before income taxes	19,027	19,893	59,694	52,036

Provision for income taxes	7,130	7,694	22,129	19,758

Net income	$11,897	$12,199	$37,565	$32,278

Earnings per share:
Basic	$0.52	$0.53	$1.64	$1.42
Diluted	$0.51	$0.53	$1.62	$1.40

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$11,897	$12,199	$37,565	$32,278
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available for sale securities arising during the period	(166)	(1,193)	3,137	6,514
Change in minimum pension liability	55	74	164	222
Change in joint beneficiary agreement liability	—	(1)	—	(5)

Other comprehensive (loss) income	(111)	(1,120)	3,301	6,731

Comprehensive income	$11,786	$11,079	$40,866	$39,009

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2015	22,775,173	$247,587	$206,307	$(1,778)	$452,116
Net income			32,278		32,278
Other comprehensive income				6,731	6,731
Stock option vesting		455			455
RSU vesting		440			440
PSU vesting		183			183
Stock options exercised	132,700	2,908			2,908
RSUs released	20,529
Tax effect of stock option exercise		(183)			(183)
Tax effect of RSU release		1			1
Repurchase of common stock	(101,125)	(1,101)	(1,673)		(2,774)
Dividends paid ($ 0.45 per share)			(10,265)		(10,265)

Balance at September 30, 2016	22,827,277	$250,290	$226,647	$4,953	$481,890

Balance at December 31, 2016	22,867,802	$252,820	$232,440	$(7,913)	$477,347
Net income			37,565		37,565
Other comprehensive income				3,301	3,301
Stock option vesting		211			211
RSU vesting		657			657
PSU vesting		316			316
Stock options exercised	133,850	2,418			2,418
RSUs released	28,397
PSUs released	18,805
Repurchase of common stock	(107,390)	(1,191)	(2,663)		(3,854)
Dividends paid ($ 0.49 per share)			(11,228)		(11,228)

Balance at September 30, 2017	22,941,464	$255,231	$256,114	$(4,612)	$506,733

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the nine months ended September 30,
	2017	2016
Operating activities:
Net income	$37,565	$32,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	5,089	4,870
Amortization of intangible assets	1,050	1,017
Benefit from reversal of provision for loan losses	(1,588)	(4,537)
Amortization of investment securities premium, net	2,431	3,625
Gain on sale of investment securities	(961)	—
Originations of residential mortgage loans for resale	(83,907)	(101,206)
Proceeds from sale of residential mortgage loans originated for resale	85,846	97,056
Gain on sale of loans	(2,293)	(2,645)
Change in market value of mortgage servicing rights	795	2,198
Provision for losses on foreclosed assets	162	40
Gain on sale of foreclosed assets	(308)	(218)
Write down of fixed assets held for sale	—	716
Loss on disposal of fixed assets	61	52
Gain on sale of premises held for sale	(3)	—
Increase in cash value of life insurance	(2,043)	(2,086)
Life insurance proceeds in excess of cash value	(108)	(238)
Equity compensation vesting expense	1,184	1,078
Tax effect of equity compensation exercise or release	—	182
Change in:
Reserve for unfunded commitments	270	433
Interest receivable	(629)	(33)
Interest payable	49	—
Other assets and liabilities, net	3,155	6,302

Net cash from operating activities	45,817	38,884

Investing activities:
Proceeds from maturities of securities available for sale	46,646	47,722
Proceeds from maturities of securities held to maturity	64,969	83,665
Purchases of securities available for sale	(195,465)	(160,787)
Loan origination and principal collections, net	(174,914)	(198,366)
Loans purchased	—	(22,503)
Proceeds from sale of loans other than loans originated for sale	—	32,029
Proceeds from sale of other real estate owned	1,787	3,375
Proceeds from sale of premises and equipment	—	1,231
Proceeds from the sale of premises held for sale	3,338	—
Purchases of premises and equipment	(10,874)	(10,048)
Life insurance proceeds	649	—
Cash acquired in acquisition	—	156,316

Net cash used by investing activities	(263,864)	(67,366)

Financing activities:
Net increase in deposits	31,896	43,515
Net change in other borrowings	81,237	6,907
Tax effect of equity compensation exercise or release	—	(182)
Repurchase of common stock	(1,629)	(384)
Dividends paid	(11,228)	(10,265)
Exercise of stock options	193	518

Net cash provided by financing activities	100,469	40,109

Net change in cash and cash equivalents	(117,578)	11,627

Cash and cash equivalents and beginning of year	305,612	303,461

Cash and cash equivalents at end of period	$188,034	$315,088

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$5,411	$11,240
Loans transferred to foreclosed assets	$726	$1,953
Fixed assets transferred to held for sale	—	$1,934
Due from broker	$25,757	—
Market value of shares tendered in-lieu of cash to pay for exercise of options, release of RSUs, and/or related taxes	$3,854	$2,774
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$4,881	$4,261
Cash paid for income taxes	$15,450	$15,515
Assets acquired in acquisition	—	$161,231
Liabilities assumed in acquisition	—	$161,231

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

TriCo Bancshares (the “Company” or “we”) is a California corporation organized to act as a bank holding company for Tri Counties Bank (the “Bank”). The Company and the Bank are headquartered in Chico, California. The Bank is a California-chartered bank that is engaged in the general commercial banking business in 26 California counties. The Bank operates from 57 traditional branches and 9 in-store branches. The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by TriCo and three acquired with the acquisition of North Valley Bancorp. See Note 17 – Junior Subordinated Debt.

The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,706,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet.

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

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. During the three months ended September 30, 2017, the Company sold $24,796,000 of available for sale classified investment securities for $25,757,000 realizing a gain of $961,000. During the six months ended June 30, 2017 and throughout 2016, the Company did not have any securities classified as trading.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is more likely than not that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the nine months ended September 30, 2017 or the year ended December 31, 2016.

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

Reclassifications

During the three months ended September 30, 2017, the Company changed its classification of 1st lien and 2nd lien non-owner occupied 1-4 residential real estate mortgage loans from commercial real estate mortgage loans to residential real estate mortgage loans and consumer home equity loans, respectively. This change in loan category classification was made to better align the Company’s financial reporting classifications with regulatory reporting classifications, and to properly classify these loans for regulatory risk-based capital ratio calculations. As a result of these reclassifications, at September 30, 2017, loans with balances of $60,957,000, and $5,620,000, that would have been classified as commercial real estate mortgage loans prior to this change, were classified as residential real estate mortgage loans, and consumer home equity loans, respectively; and the Company’s, and the Bank’s, Total risk based capital ratios, Tier 1 capital ratios, and Tier 1 common equity ratios were all recalculated to be 0.10%-0.20% higher than they would have been prior to this change. Certain amounts reported in previous consolidated financial statements have been reclassified and recalculated to conform to the presentation in this report. These reclassifications did not affect previously reported net income or total shareholders’ equity.

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

FASB issued Accounting Standard Update (ASU) No. 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09, among other things, requires: (i) that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement, (ii) the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, (iii) an entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period, (iv) excess tax benefits should be classified along with other income tax cash flows as an operating activity, (v) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, (vi) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions, and (vii) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. ASU 2016-09 was effective for the Company on January 1, 2017 and due to options exercised and restricted stock units released during the three and nine months ended September 30, 2017, resulted in the recognition of excess tax benefits totaling $150,000, and $847,000 respectively.

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

FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350). ASU 2017-04 eliminates step two of the goodwill impairment test (the hypothetical purchase price allocation used to determine the implied fair value of goodwill) when step one (determining if the carrying value of a reporting unit exceeds its fair value) is failed. Instead, entities simply will compare the fair value of a reporting unit to its carrying amount and record goodwill impairment for the amount by which the reporting unit’s carrying amount exceeds its fair value. ASU 2017-04 will be effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715). ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. ASU 2017-07 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Topic 310). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-08 on the Company’s consolidated financial statements.

FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award’s fair value, (ii) the award’s vesting conditions and (iii) the award’s classification as an equity or liability instrument. ASU 2017-09 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$557,060	$1,321	$(4,319)	$554,062
Obligations of states and political subdivisions	121,635	1,182	(1,600)	121,217
Marketable equity securities	3,000	—	(43)	2,957

Total securities available for sale	$681,695	$2,503	$(5,962)	$678,236

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$521,999	$6,837	$(1,442)	$527,394
Obligations of states and political subdivisions	14,568	211	(50)	14,729

Total securities held to maturity	$536,567	$7,048	$(1,492)	$542,123

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$434,357	$1,949	$(6,628)	$429,678
Obligations of states and political subdivisions	121,746	267	(4,396)	117,617
Marketable equity securities	3,000	—	(62)	2,938

Total securities available for sale	$559,103	$2,216	$(11,086)	$550,233

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$587,982	$5,001	$(4,199)	$588,784
Obligations of states and political subdivisions	14,554	56	(191)	14,419

Total securities held to maturity	$602,536	$5,057	$(4,390)	$603,203

During the three months ended September 30, 2017 investment securities with cost basis of $25,757,000 were sold. No investment securities were sold during the six months ended June 30, 2017 or the nine months ended September 30, 2016. Investment securities with an aggregate carrying value of $268,076,000 and $292,737,000 at September 30, 2017 and December 31, 2016, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at September 30, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2017, obligations of U.S. government corporations and agencies with a cost basis totaling $1,079,060,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At September 30, 2017, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 5.6 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Investment Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year	$2	$2	—	—
Due after one year through five years	206	206	$1,199	$1,233
Due after five years through ten years	2,223	2,279	4,098	4,165
Due after ten years	679,264	675,749	531,270	536,725

Totals	$681,695	$678,236	$536,567	$542,123

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2017	Value	Loss	Value	Loss	Value	Loss
			(in thousands)
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$365,252	$(4,319)	—	—	$365,252	$(4,319)
Obligations of states and political subdivisions	31,937	(903)	$8,905	$(697)	40,842	(1,600)
Marketable equity securities	2,957	(43)	—	—	2,957	(43)

Total securities available-for-sale	$400,146	$(5,265)	$8,905	$(697)	$409,051	$(5,962)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$133,453	$(1,442)	—	—	$133,453	$(1,442)
Obligations of states and political subdivisions	3,197	(50)	—	—	3,179	(50)

Total securities held-to-maturity	$136,650	$(1,492)	—	—	$136,650	$(1,492)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Loss	Value	Loss	Value	Loss
			(in thousands)
Securities Available for Sale:
Obligations of U.S. government corporations and agencies	$370,389	$(6,628)	—	—	$370,389	$(6,628)
Obligations of states and political subdivisions	90,825	(4,396)	—	—	90,825	(4,396)
Marketable equity securities	2,938	(62)	—	—	2,938	(62)

Total securities available-for-sale	$464,152	$(11,086)	—	—	$464,152	$(11,086)

Securities Held to Maturity:
Obligations of U.S. government corporations and agencies	$280,497	$(4,199)	—	—	$280,497	$(4,199)
Obligations of states and political subdivisions	9,984	(191)	—	—	9,984	(191)

Total securities held-to-maturity	$290,481	$(4,390)	—	—	$290,481	$(4,390)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At September 30, 2017, 51 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of (1.14%) from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At September 30, 2017, 48 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of (3.61%) from the Company’s amortized cost basis.

Marketable equity securities: At September 30, 2017, 2 marketable equity securities had unrealized losses with aggregate depreciation of (1.43%) from the Company’s amortized cost basis. The Company has the intent and ability to hold these securities for the foreseeable future and no credit quality deterioration associated with these securities has been identified, therefore, management does not believe that they are other than temporarily impaired.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	September 30, 2017
			PCI -	PCI -
	Originated	PNCI	Cash basis	Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$321,852	$67,815	—	$1,405	$391,072
Commercial	1,588,790	206,841	—	8,171	1,803,802

Total mortgage loan on real estate	1,910,642	274,656	—	9,576	2,194,874
Consumer:
Home equity lines of credit	269,470	17,084	$2,209	743	289,506
Home equity loans	41,486	2,810	—	737	45,033
Other	24,435	2,302	—	44	26,781

Total consumer loans	335,391	22,196	2,209	1,524	361,320
Commercial	215,946	8,838	—	2,695	227,479
Construction:
Residential	75,108	12	—	—	75,120
Commercial	69,452	3,368	—	—	72,820

Total construction	144,560	3,380	—	—	147,940

Total loans, net of deferred loan fees and discounts	$2,606,539	$309,070	$2,209	$13,795	$2,931,613

Total principal balance of loans owed, net of charge-offs	$2,614,521	$316,657	$6,519	$17,626	$2,955,323
Unamortized net deferred loan fees	(7,982)	—	—	—	(7,982)
Discounts to principal balance of loans owed, net of charge-offs	—	(7,587)	(4,310)	(3,831)	(15,728)

Total loans, net of deferred loan fees and discounts	$2,606,539	$309,070	$2,209	$13,795	$2,931,613

Noncovered loans	$2,606,539	$309,070	$2,209	$13,795	$2,931,613
Covered loans	—	—	—	—	—

Total loans, net of deferred loan fees and discounts	$2,606,539	$309,070	$2,209	$13,795	$2,931,613

Allowance for loan losses	$(27,417)	$(1,043)	$(12)	$(275)	$(28,747)

Note 4 – Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2016
			PCI -	PCI -
	Originated	PNCI	Cash basis	Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$284,539	$82,335	—	$1,469	$368,343
Commercial	1,425,828	246,491	—	12,802	1,685,121

Total mortgage loan on real estate	1,710,367	328,826	—	14,271	2,053,464
Consumer:
Home equity lines of credit	263,590	21,765	$2,983	1,377	289,715
Home equity loans	40,736	3,764	—	1,682	46,182
Other	28,167	2,534	—	65	30,766

Total consumer loans	332,493	28,063	2,983	3,124	366,663
Commercial	200,735	12,321	—	3,991	217,047
Construction:
Residential	54,613	141	—	675	55,429
Commercial	58,119	8,871	—	—	66,990

Total construction	112,732	9,012	—	675	122,419

Total loans, net of deferred loan fees and discounts	$2,356,327	$378,222	$2,983	$22,061	$2,759,593

Total principal balance of loans owed, net of charge-offs	$2,363,243	$388,139	$8,280	$25,650	$2,785,312
Unamortized net deferred loan fees	(6,916)	—	—	—	(6,916)
Discounts to principal balance of loans owed, net of charge-offs	—	(9,917)	(5,297)	(3,589)	(18,803)

Total loans, net of unamortized deferred loan fees and discounts	$2,356,327	$378,222	$2,983	$22,061	$2,759,593

Noncovered loans	$2,356,327	$378,222	$2,983	$18,885	$2,756,417
Covered loans	—	—	—	3,176	3,176

Total loans, net of unamortized deferred loan fees and discounts	$2,356,327	$378,222	$2,983	$22,061	$2,759,593

Allowance for loan losses	$(28,141)	$(1,665)	$(17)	$(2,680)	$(32,503)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Change in accretable yield:
Balance at beginning of period	$7,956	$11,775	$10,348	$13,255
Accretion to interest income	(594)	(961)	(2,554)	(3,068)
Reclassification (to) from nonaccretable difference	(2,893)	(160)	(3,325)	467

Balance at end of period	$4,469	$10,654	$4,469	$10,654

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three Months Ended September 30, 2017
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,495	$10,119	$6,156	$2,354	$645	$4,729	$1,179	$466	$28,143
Charge-offs	(60)	(20)	(14)	(94)	(349)	(291)	(33)	—	(861)
Recoveries	—	238	189	121	91	61	—	—	700
(Benefit) provision	(217)	1,033	(610)	(390)	203	303	284	159	765

Ending balance	$2,218	$11,370	$5,721	$1,991	$590	$4,802	$1,430	$625	$28,747

	Allowance for Loan Losses – Nine Months Ended September 30, 2017
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,748	$11,517	$7,044	$2,644	$622	$5,831	$1,417	$680	$32,503
Charge-offs	(60)	(170)	(98)	(331)	(831)	(1,188)	(1,104)	—	(3,782)
Recoveries	—	365	487	146	300	315	—	1	1,614
(Benefit) provision	(470)	(342)	(1,712)	(468)	499	(156)	1,117	(56)	(1,588)

Ending balance	$2,218	$11,370	$5,721	$1,991	$590	$4,802	$1,430	$625	$28,747

Ending balance:
Individ. evaluated for impairment	$240	$73	$363	$111	$77	$1,276	—	—	$2,140

Loans pooled for evaluation	$1,978	$11,022	$5,347	$1,879	$513	$3,526	$1,430	$625	$26,320

Loans acquired with deteriorated credit quality	—	$275	$12	—	—	—	—	—	$287

	Loans, net of unearned fees – As of September 30, 2017
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$391,072	$1,803,802	$289,506	$45,033	$26,781	$227,479	$75,120	$72,820	$2,931,613

Individ. evaluated for impairment	$5,027	$19,788	$2,219	$1,842	$267	$2,938	$144	—	$32,225

Loans pooled for evaluation	$384,640	$1,775,843	$284,335	$42,454	$26,470	$221,846	$74,976	$72,820	$2,883,384

Loans acquired with deteriorated credit quality	$1,405	$8,171	$2,952	$737	$44	$2,695	—	—	$16,004

	Allowance for Loan Losses – Year Ended December 31, 2016
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,896	$11,015	$11,253	$3,177	$688	$5,271	$899	$812	$36,011
Charge-offs	(321)	(827)	(585)	(219)	(823)	(455)	—	—	(3,230)
Recoveries	880	920	2,317	590	449	404	54	78	5,692
(Benefit) provision	(694)	395	(5,940)	(903)	308	611	463	(210)	(5,970)

Ending balance	$2,761	$11,503	$7,045	$2,645	$622	$5,831	$1,416	$680	$32,503

Ending balance:
Individ. evaluated for impairment	$258	$4	$411	$215	$28	$1,130	—	—	$2,046

Loans pooled for evaluation	$2,317	$10,050	$6,617	$2,366	$594	$3,765	$1,371	$680	$27,760

Loans acquired with deteriorated credit quality	$186	$1,449	$17	$64	—	$936	$45	—	$2,697

Note 5 – Allowance for Loan Losses (continued)

	Loans, net of unearned fees – As of December 31, 2016
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$368,343	$1,685,121	$289,715	$46,182	$30,766	$217,047	$55,429	$66,990	$2,759,593

Individ. evaluated for impairment	$4,094	$15,081	$3,196	$1,508	$154	$4,096	$11	—	$28,140

Loans pooled for evaluation	$362,780	$1,657,238	$282,159	$42,992	$30,547	$208,960	$54,743	$66,990	$2,706,409

Loans acquired with deteriorated credit quality	$1,469	$12,802	$4,360	$1,682	$65	$3,991	$675	—	$25,044

	Allowance for Loan Losses – Three Months Ended September 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,081	$11,934	$9,203	$3,057	—	$696	$5,265	$1,321	$952	$35,509
Charge-offs	(50)	—	(122)	(25)	—	(160)	(307)	—	—	(664)
Recoveries	391	20	1,580	429	—	107	85	—	—	2,612
(Benefit) provision	(653)	(378)	(2,261)	(360)	—	24	199	(16)	(528)	(3,973)

Ending balance	$2,769	$11,576	$8,400	$3,101	—	$667	$5,242	$1,305	$424	$33,484

	Allowance for Loan Losses – Nine Months Ended September 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,896	$11,015	$11,253	$3,177	—	$688	$5,271	$899	$812	$36,011
Charge-offs	(212)	(793)	(450)	(118)	—	(600)	(421)	—	—	(2,594)
Recoveries	618	902	1,921	501	—	338	323	—	1	4,604
(Benefit) provision	(533)	452	(4,324)	(459)	—	241	69	406	(389)	(4,537)

Ending balance	$2,769	$11,576	$8,400	$3,101	—	$667	$5,242	$1,305	$424	$33,484

Ending balance:
Individ. evaluated for impairment	$418	$644	$511	$311	—	$72	$822	—	—	$2,778

Loans pooled for evaluation	$2,157	$9,493	$7,864	$2,730	—	$595	$3,426	$1,257	$424	$27,946

Loans acquired with deteriorated credit quality	$181	$1,453	$25	$59	—	—	$994	$48	—	$2,760

	Loans, net of unearned fees – As of September 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$368,223	$1,625,897	$301,884	$48,314	—	$31,611	$217,110	$57,892	$61,295	$2,712,226

Individ. evaluated for impairment	$5,414	$14,706	$3,820	$2,650	—	$278	$2,397	$11	—	$29,276

Loans pooled for evaluation	$361,336	$1,597,876	$292,833	$43,552	—	$31,272	$210,565	$57,338	$61,295	$2,656,067

Loans acquired with deteriorated credit quality	$1,473	$13,315	$5,231	$2,112	—	$61	$4,148	$543	—	$26,883

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

Note 5 – Allowance for Loan Losses (continued)

The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:

•	Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•	Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.

•	Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.

•	Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

•	Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators – As of September 30, 2017
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$317,577	$1,553,178	$266,066	$38,885	$23,978	$209,215	$75,000	$60,921	$2,544,820
Special mention	1,831	13,484	2,196	815	368	3,390	—	8,531	30,615
Substandard	2,444	22,128	1,208	1,786	89	3,341	108	—	31,104
Loss	—	—	—	—	—	—	—	—	—

Total originated	$321,852	$1,588,790	$269,470	$41,486	$24,435	$215,946	$75,108	$69,452	$2,606,539

PNCI loans:
Pass	$65,700	$191,518	$15,832	$2,534	$2,257	$8,832	$12	$3,368	$290,053
Special mention	223	13,155	452	209	39	—	—	—	14,078
Substandard	1,892	2,168	800	67	6	6	—	—	4,939
Loss	—	—	—	—	—	—	—	—	—

Total PNCI	$67,815	$206,841	$17,084	$2,810	$2,302	$8,838	$12	$3,368	$309,070

PCI loans	$1,405	$8,171	$2,952	$737	$44	$2,695	—	—	$16,004

Total loans	$391,072	$1,803,802	$289,506	$45,033	$26,781	$227,479	$75,120	$72,820	$2,931,613

	Credit Quality Indicators – As of December 31, 2016
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$278,635	$1,399,936	$258,024	$37,844	$27,542	$190,902	$54,602	$57,808	$2,305,293
Special mention	2,992	14,341	2,518	891	385	6,133	—	311	27,571
Substandard	2,912	11,551	3,048	2,001	240	3,700	11	—	23,463
Loss	—	—	—	—	—	—	—	—	—

Total originated	$284,539	$1,425,828	$263,590	$40,736	$28,167	$200,735	$54,613	$58,119	$2,356,327

PNCI loans:
Pass	$79,000	$233,326	$20,442	$3,506	$2,437	$12,320	$141	$8,871	$360,043
Special mention	1,849	5,925	509	173	92	1	—	—	8,549
Substandard	1,486	7,240	814	85	5	—	—	—	9,630
Loss	—	—	—	—	—	—	—	—	—

Total PNCI	$82,335	$246,491	$21,765	$3,764	$2,534	$12,321	$141	$8,871	$378,222

PCI loans	$1,469	$12,802	$4,360	$1,682	$65	$3,991	$675	—	$25,044

Total loans	$368,343	$1,685,121	$289,715	$46,182	$30,766	$217,047	$55,429	$66,990	$2,759,593

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of September 30, 2017
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$721	$2,241	$695	$662	$150	$362	—	—	$4,831
60-89 Days	403	793	299	—	83	1	—	—	1,579
> 90 Days	343	744	82	468	1	407	—	—	2,045

Total past due	1,467	3,778	1,076	1,130	234	770	—	—	8,455
Current	320,385	1,585,012	268,394	40,356	24,201	215,176	75,108	69,452	2,598,084

Total orig. loans	$321,852	$1,588,790	$269,470	$41,486	$24,435	$215,946	$75,108	$69,452	$2,606,539

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$1,037	$6,954	$534	$1,199	$13	$1,951	—	—	$11,688

Note 5 – Allowance for Loan Losses (continued)

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of September 30, 2017
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$39	—	$100	$27	$12	—	—	—	$178
60-89 Days	159	1,599	129	18	5	1	—	—	1,911
> 90 Days	1,021	—	—	—	—	6	—	—	$1,027

Total past due	1,219	1,599	229	45	17	7	—	—	3,116
Current	66,596	205,242	16,855	2,765	2,285	8,831	12	3,368	305,954

Total PNCI loans	$67,815	$206,841	$17,084	$2,810	$2,302	$8,838	$12	$3,368	$309,070

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$1,089	$1,599	$276	$50	$6	$6	—	—	$3,026

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:
	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$552	$317	$754	$646	$16	$1,148	$921	—	$4,354
60-89 Days	269	1,387	—	395	30	84	—	$421	2,586
> 90 Days	—	216	687	184	15	634	11	—	1,747

Total past due	821	1,920	1,441	1,225	61	1,866	932	421	8,687
Current	283,718	1,423,908	262,149	39,511	28,106	198,869	53,681	57,698	2,347,640

Total orig. loans	$284,539	$1,425,828	$263,590	$40,736	$28,167	$200,735	$54,613	$58,119	$2,356,327

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$255	$7,651	$1,211	$803	$33	$2,930	$11	—	$12,894

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:
	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$1,510	$73	$274	$39	—	—	—	—	$1,896
60-89 Days	—	—	—	—	—	—	—	—	—
> 90 Days	21	81	589	13	—	—	—	—	704

Total past due	1,531	154	863	52	—	—	—	—	2,600
Current	80,804	246,337	20,902	3,712	$2,534	$12,321	$141	$8,871	375,622

Total PNCI loans	$82,335	$246,491	$21,765	$3,764	$2,534	$12,321	$141	$8,871	$378,222

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$194	$1,826	$742	$67	$5	—	—	—	$2,834

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

	Impaired Originated Loans – As of, or for the Nine Months Ended, September 30, 2017
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$1,777	$17,039	$1,108	$1,470	$3	$884	$144	—	$22,425
Unpaid principal	$1,819	$17,493	$1,209	$1,892	$47	$1,139	$144	—	$23,743

Average recorded Investment	$1,734	$15,092	$1,294	$1,034	$9	$823	$78	—	$20,064

Interest income Recognized	$51	$474	$25	$25	($25)	$16	$7	—	$573

With an allowance recorded:
Recorded investment	$1,644	$1,150	$110	$199	$11	$2,048	—	—	$5,162

Unpaid principal	$1,670	$1,150	$115	$199	$12	$2,123	—	—	$5,269

Related allowance	$167	$73	$33	$13	$7	$1,270	—	—	$1,563

Average recorded Investment	$1,508	$898	$270	$342	$14	$2,691	—	—	$5,723

Interest income Recognized	$39	$40	—	$7	—	$53	—	—	$139

	Impaired PNCI Loans – As of, or for the Nine Months Ended, September 30, 2017
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$1,356	$1,599	$394	$50	—	—	—	—	$3,399

Unpaid principal	$1,384	$1,869	$413	$62	—	—	—	—	$3,728

Average recorded Investment	$910	$1,712	$564	$59	$2	—	—	—	$3,247

Interest income Recognized	$17	—	$8	—	—	—	—	—	$25

With an allowance recorded:
Recorded investment	$250	—	$607	$123	$253	$6	—	—	$1,239

Unpaid principal	$250	—	$607	$123	$253	$6	—	—	$1,239

Related allowance	$73	—	$328	$99	$71	$6	—	—	$577

Average recorded Investment	$255	$66	$579	$62	$185	$3	—	—	$1,150

Interest income Recognized	$7	—	$20	$5	$8	—	—	—	$40

Note 5 – Allowance for Loan Losses (continued)

	Impaired Originated Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$1,821	$12,897	$1,480	$715	$15	$762	$11	—	$17,701

Unpaid principal	$1,829	$13,145	$1,561	$1,135	$29	$926	$16	—	$18,641

Average recorded Investment	$2,853	$20,003	$2,221	$831	$17	$669	$7	—	$26,601

Interest income Recognized	$92	$570	$40	$6	$1	$48	—	—	$757
With an allowance recorded:
Recorded investment	$1,551	$357	$430	$594	$19	$3,334	—	—	$6,285

Unpaid principal	$1,552	$357	$440	$596	$19	$3,385	—	—	$6,349

Related allowance	$180	$4	$110	$107	$13	$1,130	—	—	$1,544

Average recorded Investment	$1,779	$888	$1,076	$634	$9	$2,714	—	—	$7,100

Interest income Recognized	$65	$22	$9	$31	$2	$77	—	—	$206

	Impaired PNCI Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$463	$1,826	$735	$67	$3	—	—	—	$3,094

Unpaid principal	$486	$2,031	$746	$74	$4	—	—	—	$3,341

Average recorded Investment	$669	$1,479	$594	$69	$18	$1	—	$245	$3,075

Interest income Recognized	$7	—	$9	$1	—	—	—	—	$17

With an allowance recorded:
Recorded investment	$259	—	$551	$132	$118	—	—	—	$1,060

Unpaid principal	$259	—	$551	$132	$118	—	—	—	$1,060

Related allowance	$79	—	$300	$108	$15	—	—	—	$502

Average recorded Investment	$130	$1,374	$579	$85	$176	—	—	—	$2,344

Interest income Recognized	$10	—	$27	$7	$5	—	—	—	$49

Note 5 – Allowance for Loan Losses (continued)

	Impaired Originated Loans – As of, or for the Nine Months Ended, September 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$2,392	$7,011	$1,888	$1,360	—	$7	$574	$11	—	$13,243

Unpaid principal	$3,083	$7,286	$2,318	$1,979	—	$11	$749	$16	—	$15,442

Average recorded Investment	$3,139	$17,059	$2,425	$1154	$1	$12	$575	$7	—	$24,372

Interest income Recognized	$63	$232	$26	$9	—	—	$26	—	—	$356

With an allowance recorded:
Recorded investment	$2,613	$5,820	$923	$1,059	—	$8	$1,823	—	—	$12,246
Unpaid principal	$2,701	$5,843	$931	$1,115	—	$8	$1,869	—	—	$12,467

Related allowance	$381	$644	$263	$201	—	$3	$822	—	—	$2,314

Average recorded Investment	$2,309	$3,620	$1,324	$866	—	$4	$1,959	—	—	$10,082

Interest income Recognized	$68	$216	$16	$36	—	—	$55	—	—	$391

	Impaired PNCI Loans – As of, or for the Nine Months Ended, September 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$474	$1,874	$502	$97	—	$6	—	—	—	$2,953
Unpaid principal	$492	$2,048	$573	$103	—	$7	—	—	—	$3,223
Average recorded Investment	$674	$1,503	$478	$84	—	$19	$1	—	$245	$3,004
Interest income Recognized	$7	—	$2	$1	—	—	—	—	—	$10
With an allowance recorded:
Recorded investment	$263	—	$507	$134	—	$257	—	—	—	$1,161
Unpaid principal	$263	—	$507	$134	—	$257	—	—	—	$1,161
Related allowance	$81	—	$248	$109	—	$69	—	—	—	$507
Average recorded Investment	$131	$1,374	$557	$86	—	$246	—	—	—	$2,394
Interest income Recognized	$7	—	$16	$5	—	$8	—	—	—	$36

At September 30, 2017, $13,352,000 of originated loans were TDR and classified as impaired. The Company had obligations to lend additional $209,000 on these TDR as of September 30, 2017. At September 30, 2017, $1,611,000 of PNCI loans were TDR and classified as impaired. The Company had obligations to lend $3,000 of additional funds on these TDR as of September 30, 2017.

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

.

Note 5 – Allowance for Loan Losses (continued)

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the periods indicated:

	TDR Information for the Three Months Ended September 30, 2017
	RE Mortgage		Home Equity		Other		Construction
($ in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Number	1	4	—	1	—	8	1	—	15
Pre-mod outstanding principal balance	$939	$2,886	—	$252	—	$1,109	$144	—	$5,330
Post-mod outstanding principal balance	$939	$2,886	—	$252	—	$1,109	$144	—	$5,330
Financial impact due to TDR taken as additional provision	$169	$14	—	—	—	$28	—	—	$211
Number that defaulted during the period	1	1	—	—	—	—	—	—	2
Recorded investment of TDRs that defaulted during the period	$99	$219	—	—	—	—	—	—	$318
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—

	TDR Information for the Nine Months Ended September 30, 2017
	RE Mortgage		Home Equity		Other		Construction
($ in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Number	1	7	3	1	1	11	1	—	25
Pre-mod outstanding principal balance	$939	$3,509	$187	$252	$14	$1,854	$144	—	$6,898
Post-mod outstanding principal balance	$939	$3,482	$187	$252	$14	$1,748	$144	—	$6,765
Financial impact due to TDR taken as additional provision	$169	$(111)	$27	—	$11	$37	—	—	$133
Number that defaulted during the period	2	1	—	—	—	—	—	—	3
Recorded investment of TDRs that defaulted during the period	$223	$219	—	—	—	—	—	—	$442
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—

	TDR Information for the Three Months Ended September 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
($ in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	2	2	2	—	—	1	3	—	—	10
Pre-mod outstanding principal balance	$318	$170	$113	—	—	$8	$65	—	—	$674
Post-mod outstanding principal balance	$324	$170	$114	—	—	$8	$66	—	—	$682
Financial impact due to TDR taken as additional provision	$6	—	—	—	—	—	$15	—	—	$21
Number that defaulted during the period	1	—	1	—	—	—	—	—	—	2
Recorded investment of TDRs that defaulted during the period	$14	—	$229	—	—	—	—	—	—	$243
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

Note 5 – Allowance for Loan Losses (continued)

The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the Nine Months Ended September 30, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
($ in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	3	3	9	3	—	2	4	—	—	24
Pre-mod outstanding principal balance	$650	$248	$707	$280	—	$27	$77	—	—	$1,989
Post-mod outstanding principal balance	$656	$249	$709	$317	—	$27	$77	—	—	$2,035
Financial impact due to TDR taken as additional provision	$50	—	$205	$46	—	$2	$23	—	—	$326
Number that defaulted during the period	2	—	1	—	—	—	—	—	—	3
Recorded investment of TDRs that defaulted during the period	$101	—	$229	—	—	—	—	—	—	$330
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$3,763	$223	$3,986	$5,369	—	$5,369
Additions/transfers from loans	726	—	726	1,730	$223	1,953
Dispositions/sales	(1,256)	(223)	(1,479)	(3,157)	—	(3,157)
Valuation adjustments	(162)	—	(162)	(41)	—	(41)

Ending balance, net	$3,701	—	$3,071	$3,901	$223	$4,124

Ending valuation allowance	$(248)	—	$(248)	$(241)	—	$(241)

Ending number of foreclosed assets	11	—	11	14	1	15

Proceeds from sale of foreclosed assets	$1,571	$216	$1,787	$3,375	—	$3,375

Gain (loss) on sale of foreclosed assets	$315	(7)	$308	$218	—	$218

As of September 30, 2017, $1,386,000 of foreclosed residential real estate properties, all of which the Company has obtained physical possession of, are included in foreclosed assets. At September 30, 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are underway is $340,000.

Note 7 - Premises and Equipment

Premises and equipment were comprised of:

	September 30,	December 31,
	2017	2016
	(In thousands)
Land & land improvements	$10,021	$9,522
Buildings	43,860	42,345
Furniture and equipment	34,530	31,428

	88,411	83,295
Less: Accumulated depreciation	(39,892)	(37,412)

	48,519	45,883
Construction in progress	6,476	2,523

Total premises and equipment	$54,995	$48,406

Depreciation expense for premises and equipment amounted to $1,520,000 and $1,316,000 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense for premises and equipment amounted to $4,224,000 and $4,002,000 for the nine months ended September 30, 2017 and 2016, respectively. During the three months ended September 31, 2016, the Company determined to sell a former bank branch property with net book value of $1,934,000, wrote the property down by $716,000 to its estimated market value of $1,218,000, and classified the property as held for sale. The property was subsequently sold during the three months ended September 30, 2016 without gain or further loss.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Nine months ended September 30,
	2017	2016
Beginning balance	$95,912	$94,560
Increase in cash value of life insurance	2,043	2,086
Death benefit receivable in excess of cash value	108	238
Death benefit receivable	(921)	(1,603)

Ending balance	$97,142	$95,281

End of period death benefit	$165,006	$166,623
Number of policies owned	183	187
Insurance companies used	14	14
Current and former employees and directors covered	57	58

As of September 30, 2017, the Bank was the owner and beneficiary of 183 life insurance policies, issued by 14 life insurance companies, covering 57 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these condensed consolidated financial statements for additional information on JBAs.

Note 9 - Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated:

	September 30,			December 31,
(dollar in thousands)	2017	Additions	Reductions	2016
Goodwill	$64,311	—	—	$64,311

The following table summarizes the Company’s core deposit intangibles as of the dates indicated:

	September 30,		Reductions/	Fully	December 31,
(dollar in thousands)	2017	Additions	Amortization	Depreciated	2016
Core deposit intangibles	$9,558	—	—	$(562)	$10,120
Accumulated amortization	(4,045)	—	$(1,050)	$562	(3,557)

Core deposit intangibles, net	$5,513	—	$(1,050)	—	$6,563

The Company recorded additions to its CDI of $2,046,000 in conjunction with the acquisition of three branch offices from Bank of America on March 18, 2016, $6,614,000 in conjunction with the North Valley Bancorp acquisition on October 3, 2014, $898,000 in conjunction with the Citizens acquisition on September 23, 2011, and $562,000 in conjunction with the Granite acquisition on May 28, 2010.

The following table summarizes the Company’s remaining estimated core deposit intangible amortization (dollars in thousands):

Estimated Core Deposit
Periods Ended	Intangible Amortization
2017	$339
2018	1,324
2019	1,228
2020	1,228
2021	969
Thereafter	425

Note 10 - Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions used to determine the fair value of mortgage servicing rights (“MSRs”) for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Mortgage servicing rights:
Balance at beginning of period	$6,596	$6,720	$6,595	$7,618
Additions	147	287	619	788
Change in fair value	(324)	(799)	(795)	(2,198)

Balance at end of period	$6,419	$6,208	$6,419	$6,208

Servicing, late and ancillary fees received	$513	$480	$1,560	$1,513
Balance of loans serviced at:
Beginning of period	$822,549	$814,702	$816,623	$817,917
End of period	$812,005	$811,128	$812,005	$811,128
Period end:
Weighted-average prepayment speed (CPR)			9.2%	12.8%
Discount rate			14.0%	12.0%

The changes in fair value of MSRs that occurred during the three and nine months ended September 30, 2017 and 2016 were mainly due to changes in principal balances, changes in mortgage prepayment speeds, and changes in investor required rate of return, or discount rate, of the MSRs

Note 11 - Indemnification Asset

A summary of the activity in the balance of indemnification asset (liability) follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Beginning (payable) receivable balance	—	$(662)	$(744)	$(521)
Effect of actual covered losses and change in estimated future covered losses	—	17	(224)	(245)
Reimbursable expenses (revenue), net	—	—	256	(4)
Payments made (received)	—	107	—	232
Gain on termination of loss share agreement	—	—	712	—

Ending (payable) receivable balance	—	$(538)	—	$(538)

Amount of indemnification asset recorded in other assets			—	$95
Amount of indemnification liability recorded in other liabilities			—	(633)

Ending balance			—	$(538)

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

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	September 30,	December 31,
	2017	2016
Deferred tax asset, net	$33,091	$36,199
Prepaid expense	3,912	3,045
Software	1,563	2,039
Advanced compensation	—	249
Capital Trusts	1,706	1,702
Investment in Low Housing Tax Credit Funds	17,453	18,465
Life insurance proceeds receivable	2,242	2,120
Tax refund receivable	—	6,460
Premises held for sale	—	2,896
Due from broker	25,757	—
Miscellaneous other assets	1,212	1,568

Total other assets	$86,936	$74,743

Note 13 - Deposits

A summary of the balances of deposits follows (in thousands):

	September 30	December 31,
	2017	2016
Noninterest-bearing demand	$1,283,949	$1,275,745
Interest-bearing demand	965,480	887,625
Savings	1,367,597	1,397,036
Time certificates, over $250,000	74,944	75,184
Other time certificates	235,486	259,970

Total deposits	$3,927,456	$3,895,560

Certificate of deposit balances of $50,000,000 from the State of California were included in time certificates, $250,000 and over, at each of September 30, 2017 and December 31, 2016. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. Overdrawn deposit balances of $1,219,000 and $1,191,000 were classified as consumer loans at September 30, 2017 and December 31, 2016, respectively.

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$2,599	$2,883	$2,719	$2,475
Provision for losses – unfunded commitments	390	25	270	433

Balance at end of period	$2,989	$2,908	$2,989	$2,908

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	September 30,	December 31,
	2017	2016
Deferred compensation	$6,431	$6,525
Pension liability	27,238	26,645
Joint beneficiary agreements	3,192	3,007
Low income housing tax credit fund commitments	11,439	15,176
Accrued salaries and benefits expense	6,176	5,704
Loan escrow and servicing payable	2,264	2,146
Deferred Revenue	1,759	726
Litigation contingency	1,450	1,450
Miscellaneous other liabilities	2,901	5,985

Total other liabilities	$62,850	$67,364

Note 16 - Other Borrowings

A summary of the balances of other borrowings follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
FHLB collateralized borrowing, fixed rate, as of September 30, 2017 of 1.11%, payable on October 2, 2017	$85,737	—
Other collateralized borrowings, fixed rate, as of September 30, 2017 of 0.05%, payable on October 2, 2017	12,993	$17,493

Total other borrowings	$98,730	$17,493

The Company did not enter into any repurchase agreements during the nine months ended September 30, 2017 or the year ended December 31, 2016.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at September 30, 2017, this line provided for maximum borrowings of $1,303,462,000 of which $85,737,000 was outstanding as of September 30, 2017, leaving $1,217,725,000 available. As of September 30, 2017, the Company has designated investment securities with fair value of $70,534,000 and loans totaling $1,919,515,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company had $12,993,000 and $17,493,000 of other collateralized borrowings at September 30, 2017 and December 31, 2016, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of September 30, 2017, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $27,150,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the San Francisco Federal Reserve Bank. As of September 30, 2017, this line provided for maximum borrowings of $130,985,000 of which none was outstanding, leaving $130,985,000 available. As of September 30, 2017, the Company has designated investment securities with fair value of $18,000 and loans totaling $232,290,000 as potential collateral under this collateralized line of credit with the San Francisco Federal Reserve Bank.

The Company had available unused correspondent banking lines of credit from commercial banks totaling $20,000,000 for federal funds transactions at September 30, 2017.

Note 17 – Junior Subordinated Debt

At September 30, 2017, the Company had five wholly-owned subsidiary business trusts that had issued $62.9 million of trust preferred securities (the “Capital Trusts”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.

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

The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

			Coupon Rate	As of September 30, 2017		December 31, 2016
Subordinated	Maturity	Face	(Variable)	Current	Recorded	Recorded
Debt Series	Date	Value	3 mo. LIBOR +	Coupon Rate	Book Value	Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	4.35%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	3.86%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	4.56%	5,125	5,095
North Valley Trust III	4/24/2034	5,155	2.80%	4.11%	4,032	4,005
North Valley Trust IV	3/15/2036	10,310	1.33%	2.65%	6,415	6,329

		$62,889			$56,810	$56,667

During the nine months ended September 30, 2017, the balance of Junior Subordinated Debt increased $143,000 to $56,810,000 due to purchase fair value discount amortization.

Note 18 - Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $79,226,000 and $78,183,000 were maintained to satisfy Federal regulatory requirements at September 30, 2017 and December 31, 2016. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

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

Rent expense under operating leases was $1,038,000 and $1,034,000 during the three months ended September 30, 2017 and 2016, respectively. Rent expense was offset by rent income of $10,000 and $58,000 during the three months ended September 30, 2017 and 2016, respectively. Rent expense under operating leases was $3,134,000 and $3,024,000 during the nine months ended September 30, 2017 and 2016, respectively. Rent expense was offset by rent income of $34,000 and $177,000 during the nine months ended September 30, 2017 and 2016, respectively.

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

(in thousands)	September 30,	December 31,
	2017	2016
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$253,673	$220,836
Consumer loans	422,521	406,855
Real estate mortgage loans	63,290	42,184
Real estate construction loans	170,416	97,399
Standby letters of credit	12,700	12,763
Deposit account overdraft privilege	96,650	98,583

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

In addition to this, on January 20, 2015, a then-current Personal Banker at one of the Bank’s in-store branches filed a First Amended Complaint against the Bank and the Company in Sacramento County Superior Court, alleging causes of action related to wage statement violations. As part of the Complaint Plaintiff is seeking to represent a class of current and former exempt and non-exempt employees who worked for the Company and/or the Bank during the time period of December 12, 2013 to the date of filing the action. The Company and the Bank responded to the First Amended Complaint by denying the charges and engaging in written discovery with Plaintiff. The parties then engaged in non-binding mediation of the action during the third quarter of 2016 as well. This matter was transferred to the Butte County Superior Court and consolidated with the case above, effective August 25, 2017.

As part of the mediations, which took place concurrently, the Bank agreed in principal to settle the two matters in a consolidated settlement proceeding. In connection with the settlement and in consideration of a full release of all claims raised in both the actions, the Bank has agreed to pay up to $1.9 million though the actual cost of the settlement will depend on the number of claims submitted by the members of the purported classes. As a result, the Bank estimates the actual cost of the settlement may be approximately $1,450,000, and recorded such estimate. The settlement agreement was preliminarily approved and has been executed, although final settlement is subject to customary conditions, including court approval following notice to the members of the purported classes. It should be noted there are no assurances the court will approve the final settlement.

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

The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.648265 per Class B share. As of September 30, 2017, the value of the Class A shares was $105.24 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $2,324,000 as of September 30, 2017, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $5,185,000 and $4,097,000 during the three months ended September 30, 2017 and 2016, respectively, and $14,394,000 and $11,434,000 during the nine months ended September 30, 2017 and 2016, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight. Absent approval from the Commissioner of the Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2016, the Bank could have paid dividends of $82,615,000 to the Company without the approval of the Commissioner of the Department of Business Oversight.

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of September 30, 2017, the Company had repurchased 166,600 shares under this plan. During the nine months ended September 30, 2017, and the year ended December 31, 2016, the Company repurchased no shares under this repurchase plan.

Stock Repurchased Under Equity Compensation Plans

During the three months ended September, 2017 and 2016, employees tendered 21,738 and 4,129 shares, respectively, of the Company’s common stock with market value of $762,000, and $108,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to equity compensation plan instruments as permitted by the Company’s shareholder-approved equity compensation plans.

During the nine months ended September 30, 2017 and 2016 employees tendered 107,390 and 101,125 shares, respectively, of the Company’s common stock with market value of $3,854,000 and $2,774,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to satisfy tax withholding requirements related to such exercises and the release of RSUs as permitted by the Company’s shareholder-approved equity compensation plans.

The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an equity compensation plan instrument is exercised or released. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced on August 21, 2007.

Note 20 - Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit (RSU) awards and stock appreciation rights. RSUs that vest based solely on the grantee remaining in the service of the Company for a certain amount of time, are referred to as “service condition vesting RSUs”. RSUs that vest based on the grantee remaining in the service of the Company for a certain amount of time and a market condition such as the total return of the Company’s common stock versus the total return of an index of bank stocks, are referred to as “market plus service condition vesting RSUs”.    In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of September 30, 2017, 411,900 options for the purchase of common shares, and 123,479 restricted stock units were outstanding, and 527,651 shares remain available for issuance, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of September 30, 2017, 46,500 options for the purchase of common shares were outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Stock option activity during the nine months ended September 30, 2017 is summarized in the following table:

	Number of Shares	Option Price per Share			Weighted Average Exercise Price	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2016	592,250	$12.63	to	$23.21	$17.12
Options granted	—	—	to	—	—	—
Options exercised	(133,850)	$14.54	to	$22.54	$18.07
Options forfeited	—	—	to	—	—
Outstanding at September 30, 2017	458,400	$12.63	to	$23.21	$16.85

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of September 30, 2017:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	431,100	27,300	458,400
Weighted average exercise price	$16.61	$20.54	$16.85
Intrinsic value (in thousands)	$10,406	$552	$10,958
Weighted average remaining contractual term (yrs.)	4.0	6.1	4.1

The 27,300 options that are currently not exercisable as of September 30, 2017 are expected to vest, on a weighted-average basis, over the next 1.1 years, and the Company is expected to recognize $157,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2016 or the nine months ended September 30, 2017.

Restricted stock unit (RSU) activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2016	68,450		47,426
RSUs granted	29,669	$35.36	17,939	$32.95
Additional market plus service condition RSUs vested			6,269
RSUs added through dividend credits	939		—
RSUs released	(28,397)		(18,805)
RSUs forfeited/expired	(11)		—
Outstanding at September 30, 2017	70,650		52,829

The 70,650 of service condition vesting RSUs outstanding as of September 30, 2017 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The 70,650 of service condition vesting RSUs outstanding as of September 30, 2017 are expected to vest, and be released, on a weighted-average basis, over the next 1.5 years. The Company expects to recognize $1,686,000 of pre-tax compensation costs related to these service condition vesting RSUs between September 30, 2017 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2016 or the nine months ended September 30, 2017.

The 52,829 of market plus service condition vesting RSUs outstanding as of September 30, 2017 are expected to vest, and be released, on a weighted-average basis, over the next 1.6 years. The Company expects to recognize $839,000 of pre-tax compensation costs related to these RSUs between September 30, 2017 and their vesting dates. As of September 30, 2017, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 79,243 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2016 or the nine months ended September 30, 2017.

Note 21 - Noninterest Income and Expense

The components of other noninterest income were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service charges on deposit accounts	$4,160	$3,641	$12,102	$10,549
ATM and interchange fees	4,209	3,851	12,472	11,136
Other service fees	917	792	2,521	2,369
Mortgage banking service fees	514	537	1,561	1,570
Change in value of mortgage servicing rights	(325)	(799)	(795)	(2,198)

Total service charges and fees	9,475	8,022	27,861	23,426

Gain on sale of loans	606	953	2,293	2,645
Commissions on sale of non-deposit investment products	672	747	1,984	1,890
Increase in cash value of life insurance	732	709	2,043	2,086
Gain on sale of investment securities	961	—	961	—
Change in indemnification asset	—	(10)	490	(274)
Gain on sale of foreclosed assets	37	69	308	218
Sale of customer checks	89	110	287	299
Lease brokerage income	234	172	601	602
Loss on disposal of fixed assets	(33)	(13)	(61)	(52)
Life Insurance death benefit in excess of cash value	—	—	108	238
Other	157	307	668	1,023

Total other noninterest income	3,455	3,044	9,682	8,675

Total noninterest income	$12,930	$11,066	$37,543	$32,101

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights	$189	$(262)	$766	$(628)
Mortgage banking revenue	$795	$691	$3,059	$2,017

The components of noninterest expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Base salaries, net of deferred loan origination costs	$13,600	$13,419	$40,647	$39,095
Incentive compensation	2,609	2,798	6,980	7,008
Benefits and other compensation costs	4,724	4,643	14,693	14,067

Total salaries and benefits expense	20,933	20,860	62,320	60,170

Occupancy	2,799	2,667	8,196	7,504
Equipment	1,816	1,607	5,344	4,837
Data processing and software	2,495	2,068	7,332	6,266
ATM & POS network charges	1,425	1,915	3,353	3,923
Telecommunications	716	702	2,027	2,085
Postage	325	381	1,058	1,186
Courier service	235	280	752	816
Advertising	1,039	1,049	3,173	3,021
Assessments	427	654	1,252	1,864
Operational losses	301	497	1,166	1,006
Professional fees	901	1,018	2,357	3,183
Foreclosed assets expense	41	37	117	197
Provision for foreclosed asset losses	134	8	162	40
Change in reserve for unfunded commitments	390	25	270	433
Intangible amortization	339	359	1,050	1,017
Merger expense	—	—	—	784
Litigation contingent liability	—	—	—	1,450
Other	2,906	3,289	9,019	9,652

Total other noninterest expense	16,289	16,556	46,628	49,264

Total noninterest expense	$37,222	$37,416	$108,948	$109,434

Merger expense:
Base salaries (outside temporary help)	—	—	—	$187
Equipment	—	—	—	35
Professional fees	—	—	—	342
Advertising and marketing	—	—	—	114
Other	—	—	—	106

Total merger expense	—	—	—	$784

Average full time equivalent staff	993	1,022	1,005	996
Noninterest expense to revenue (FTE)	64.6%	69.4%	64.5%	69.0%

Note 22 - Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.9	6.9	6.8	6.7
Tax-exempt interest on municipal obligations	(1.9)	(1.7)	(1.8)	(1.9)
Increase in cash value of insurance policies	(1.3)	(1.2)	(1.3)	(1.6)
Low income housing tax credits	(0.5)	(0.3)	(0.4)	(0.3)
Equity compensation	(0.8)	—	(1.4)	—
Other	0.1	—	0.2	0.1

Effective Tax Rate	37.5%	38.7%	37.1%	38.0%

Note 23 - Earnings Per Share

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Net income	$11,897	$12,199	$37,565	$32,278
Average number of common shares outstanding	22,932	22,825	22,901	22,804
Effect of dilutive stock options and restricted stock units	312	274	338	273

Average number of common shares outstanding used to calculate diluted earnings per share	23,244	23,099	23,239	23,077

Options excluded from diluted earnings per share because the effect of these options was antidilutive	—	12	—	18

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

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Net unrealized loss on available for sale securities	$(3,459)	$(8,870)
Tax effect	1,455	3,729

Unrealized holding loss on available for sale securities, net of tax	(2,004)	(5,141)

Unfunded status of the supplemental retirement plans	(4,431)	(4,714)
Tax effect	1,863	1,982

Unfunded status of the supplemental retirement plans, net of tax	(2,568)	(2,732)

Joint beneficiary agreement liability	(40)	(40)
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	(40)	(40)

Accumulated other comprehensive loss	$(4,612)	$(7,913)

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Unrealized holding gains (losses) on available for sale securities before reclassifications	$674	$(2,058)	$6,372	$11,240
Amounts reclassified out of accumulated other comprehensive income	(961)	—	(961)	—

Unrealized holding (losses) gains on available for sale securities after reclassifications	(287)	(2,058)	5,411	11,240
Tax effect	121	865	(2,274)	(4,726)

Unrealized holding (losses) gains on available for sale securities, net of tax	(166)	(1,193)	3,137	$6,514

Change in unfunded status of the supplemental retirement plans before reclassifications	—	—	—	—
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(1)	(10)	(5)	(30)
Amortization of actuarial losses	96	138	288	413

Total amounts reclassified out of accumulated other comprehensive income	95	128	283	383

Change in unfunded status of the supplemental retirement plans after reclassifications	95	128	283	383
Tax effect	(40)	(54)	(119)	(161)

Change in unfunded status of the supplemental retirement plans, net of tax	55	74	164	222

Change in joint beneficiary agreement liability before reclassifications	—	(1)	—	(5)
Amounts reclassified out of accumulated other comprehensive income	—	—	—	—

Change in joint beneficiary agreement liability after reclassifications	—	(1)	—	(5)
Tax effect	—	—	—	—

Change in joint beneficiary agreement liability, net of tax	—	(1)	—	(5)

Total other comprehensive (loss) income	$(111)	$(1,120)	$3,301	$6,731

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
401(k) Plan benefits expense	$164	$187	$603	$515
401(k) Plan contributions made by the Company	$224	$187	$595	$648

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
ESOP benefits expense	$537	$463	$1,610	$1,368
ESOP contributions made by the Company	$537	—	$2,073	$905

Deferred Compensation Plans

The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $6,431,000 and $6,525,000 at September 30, 2017 and December 31, 2016, respectively.    The following table sets forth the earnings credits on deferred balances included in noninterest expense during the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Deferred compensation earnings credits included in noninterest expense	$111	$111	$365	$366

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Net pension cost included the following components:
Service cost-benefits earned during the period	$235	$260	$706	$781
Interest cost on projected benefit obligation	248	256	743	769
Amortization of net obligation at transition	—	1	1	1
Amortization of prior service cost	(3)	(10)	(8)	(30)
Recognized net actuarial loss	98	137	292	412

Net periodic pension cost	$578	$644	$1,734	$1,933

Company contributions to pension plans	$267	$260	$856	$834
Pension plan payouts to participants	$267	$260	$856	$834

For the year ending December 31, 2017, the Company expects to contribute and pay out as benefits $1,117,000 to participants under the plans.

Note 26 - Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for periods indicated (in thousands):

Balance December 31, 2015	$4,201
Advances/new loans	730
Removed/payments	(2,499)

Balance December 31, 2016	2,432
Advances/new loans	160
Removed/payments	(666)

Balance September 30, 2017	$1,926

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at September 30, 2017	Total	Level 1	Level 2	Level 3
Securities available for sale:
Obligations of U.S. government corporations and agencies	$554,062	—	$554,062	—
Obligations of states and political subdivisions	121,217	—	121,217	—
Marketable equity services	2,957	$2,957	—	—
Mortgage servicing rights	6,419	—	—	$6,419

Total assets measured at fair value	$684,655	$2,957	$675,279	$6,419

Fair value at December 31, 2016	Total	Level 1	Level 2	Level 3
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$429,678	—	$429,678	—
Obligations of states and political subdivisions	117,617	—	117,617	—
Marketable equity securities	2,938	$2,938	—	—
Mortgage servicing rights	6,595	—	—	$6,595

Total assets measured at fair value	$556,828	$2,938	$547,295	$6,595

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the six months ended September 30, 2017 or the year ended December 31, 2016.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Mortgage servicing rights:
Balance at beginning of period	$6,596	$6,720	$6,595	$7,618
Additions	147	287	619	788
Change in fair value	(324)	(799)	(795)	(2,198)

Balance at end of period	$6,419	$6,208	$6,419	$6,208

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

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2017:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,419	Discounted cash flow	Constant prepayment rate	6.5%-21.4%, 9.2%
			Discount rate	14.0%-16.0%, 14.0%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2016:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,595	Discounted cash flow	Constant prepayment rate	6.9%-16.6%, 8.8%
			Discount rate	14.0%-16.0%, 14.0%

The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

Nine months ended September 30, 2017	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$1,026	—	—	$1,026	$(892)
Foreclosed assets	2,062	—	—	2,062	(157)

Total assets measured at fair value	$3,088	—	—	$3,088	$(1,049)

Year ended December 31, 2016	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$1,107	—	—	$1,107	$(409)
Foreclosed assets	2,253			2,253	(86)

Total assets measured at fair value	$3,360	—	—	$3,360	$(495)

Nine months ended September 30, 2016	Total	Level 1	Level 2	Level 3	Total Gains/(Losses)
Fair value:
Impaired Originated & PNCI loans	$5,941	—	—	$5,941	$(570)
Foreclosed assets	1,801	—	—	1,801	14

Total assets measured at fair value	$7,742	—	—	$7,742	$(556)

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2017:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$1,026	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	(74)%-21%, (32%) N/A
Foreclosed assets (Land & construction)	$960	Sales comparison approach	Adjustment for differences between comparable sales	(53)%-283%, 230%
Foreclosed assets (residential (Residential real estate)	$822	Sales comparison approach	Adjustment for differences between comparable sales	(47%)-39%, 3.3%
Foreclosed assets (Commercial real estate)	$280	Sales comparison approach	Adjustment for differences between comparable sales	(46%)-63%, 26%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2016:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$1,107	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	Not meaningful N/A
Foreclosed assets (Land & construction)	$15	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful
Foreclosed assets (Residential real estate)	$1,564	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful
Foreclosed assets (Commercial real estate)	$674	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$86,815	$86,815	$92,197	$92,197
Cash at Federal Reserve and other banks	101,219	101,219	213,415	213,415
Level 2 inputs:
Securities held to maturity	536,567	542,123	602,536	603,203
Restricted equity securities	16,956	N/A	16,956	N/A
Loans held for sale	2,733	2,733	2,998	2,998
Level 3 inputs:
Loans, net	2,902,866	2,928,059	2,727,090	2,763,473
Financial liabilities:
Level 2 inputs:
Deposits	3,927,456	3,925,527	3,895,560	3,893,941
Other borrowings	98,730	98,730	17,493	17,493
Level 3 inputs:
Junior subordinated debt	$56,810	$55,259	$56,667	$49,033

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$909,900	$9,099	$767,274	$7,673
Standby letters of credit	$12,700	$128	$12,763	$128
Overdraft privilege commitments	$96,650	$967	$98,583	$986

Note 28 - TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets	September 30, 2017	December 31, 2016
	(In thousands)
Assets
Cash and Cash equivalents	$3,278	$2,802
Investment in Tri Counties Bank	558,986	529,907
Other assets	1,729	1,711

Total assets	$563,993	$534,420

Liabilities and shareholders’ equity
Other liabilities	$450	$406
Junior subordinated debt	56,810	56,667

Total liabilities	57,260	57,073

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 22,941,464 and 22,867,802 shares, respectively	255,231	252,820
Retained earnings	256,114	232,440
Accumulated other comprehensive loss, net	(4,612)	(7,913)

Total shareholders’ equity	506,733	477,347

Total liabilities and shareholders’ equity	$563,993	$534,420

Statements of Income	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Interest expense	$652	$562	$1,870	$1,643
Administration expense	209	158	586	548

Loss before equity in net income of Tri Counties Bank	(861)	(720)	(2,456)	(2,191)
Equity in net income of Tri Counties Bank:
Distributed	5,185	4,096	14,394	11,434
(Over) under distributed	7,211	8,522	24,594	22,116
Income tax benefit	362	301	1,033	919

Net income	$11,897	$12,199	$37,565	$32,278

Note 28 - TriCo Bancshares Condensed Financial Statements (Parent Only, continued)

Statements of Comprehensive Income	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2017	2016	2017	2016
Net income	$11,897	$12,199	$37,565	$32,278
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains on available for sale securities arising during the period	(166)	(1,193)	3,137	6,514
Change in minimum pension liability	55	74	164	222
Change in joint beneficiary liability	—	(1)	—	(5)

Other comprehensive (loss) income	(111)	(1,120)	3,301	6,731

Comprehensive income	$11,786	$11,079	$40,866	$39,009

Statements of Cash Flows	Nine months ended September 30,
(In thousands)	2017	2016
Operating activities:
Net income	$37,565	$32,278
Adjustments to reconcile net income to net cash provided by operating activities:
Over (under) distributed equity in earnings of Tri Counties Bank	(24,594)	(22,116)
Equity compensation vesting expense	1,184	1,078
Equity compensation net (excess tax benefit) tax expense	—	182
Net change in other assets and liabilities	(1,015)	(906)

Net cash provided by operating activities	13,140	10,516
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	193	518
Equity compensation net (excess tax benefit) tax expense	—	(182)
Repurchase of common stock	(1,629)	(384)
Cash dividends paid — common	(11,228)	(10,265)

Net cash used for financing activities	(12,664)	(10,313)

Increase in cash and cash equivalents	476	203

Cash and cash equivalents at beginning of year	2,802	2,565

Cash and cash equivalents at end of year	$3,278	$2,768

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

The following tables present actual and required capital ratios as of September 30, 2017 and December 31, 2016 for the Company and the Bank under Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of September 30, 2017 (1.25%) and December 31, 2016 (0.625%) based on the then phased-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased In		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
					(dollars in thousands)
As of September 30, 2017:
Total Capital
(to Risk Weighted Assets):
Consolidated	$525,569	14.42%	$337,117	9.250%	$382,673	10.50%	N/A	N/A
Tri Counties Bank	$522,718	14.35%	$336,957	9.250%	$382,492	10.50%	$364,278	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$493,833	13.55%	$264,227	7.250%	$309,783	8.50%	N/A	N/A
Tri Counties Bank	$490,982	13.48%	$264,102	7.250%	$309,636	8.50%	$291,422	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$439,498	12.06%	$209,559	5.750%	$255,116	7.00%	N/A	N/A
Tri Counties Bank	$490,982	13.48%	$209,460	5.750%	$254,995	7.00%	$236,781	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$493,833	10.98%	$179,925	4.000%	$179,925	4.00%	N/A	N/A
Tri Counties Bank	$490,982	10.92%	$179,920	4.000%	$179,920	4.00%	$224,900	5.00%

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased In		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
					(dollars in thousands)
As of December 31, 2016:
Total Capital
(to Risk Weighted Assets):
Consolidated	$503,283	14.77%	$293,854	8.625%	$357,735	10.50%	N/A	N/A
Tri Counties Bank	$500,876	14.71%	$293,706	8.625%	$357,556	10.50%	$340,529	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$468,061	13.74%	$225,714	6.625%	$289,595	8.50%	N/A	N/A
Tri Counties Bank	$465,654	13.67%	$225,601	6.625%	$289,450	8.50%	$274,725	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$414,632	12.17%	$174,609	5.125%	$238,490	7.00%	N/A	N/A
Tri Counties Bank	$465,654	13.66%	$174,521	5.125%	$238,370	7.00%	$221,344	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$468,061	10.62%	$176,346	4.000%	$176,346	4.00%	N/A	N/A
Tri Counties Bank	$465,654	10.56%	$176,341	4.000%	$176,341	4.00%	$220,426	5.00%

As of September 30, 2017, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Also, at September 30, 2017 and December 31, 2016, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.

Beginning January 1, 2016, the Basel III Capital Rules implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At September 30, 2017, the Company and the Bank are in compliance with the capital conservation buffer requirement. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively.

Note 30 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the periods indicated, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2017 Quarters Ended
	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	398	$386	$112
Discount accretion PCI – other	407	797	631
Discount accretion PNCI	559	987	798
All other loan interest income	35,904	34,248	33,373

Total loan interest income	37,268	36,418	34,914
Debt securities, dividends and interest bearing cash at Banks (not FTE)	8,645	8,626	8,570

Total interest income	45,913	45,044	43,484
Interest expense	1,829	1,610	1,491

Net interest income	44,084	43,434	41,993
Provision for (benefit from reversal of provision for) loan losses	765	(796)	(1,557)

Net interest income after provision for loan losses	43,319	44,230	43,550
Noninterest income	12,930	12,910	11,703
Noninterest expense	37,222	35,904	35,822

Income before income taxes	19,027	21,236	19,431
Income tax expense	7,130	7,647	7,352

Net income	$11,897	$13,589	$12,079

Per common share:
Net income (diluted)	$0.51	$0.58	$0.52

Dividends	$0.17	$0.17	$0.15

	2016 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$483	$777	$426	$269
Discount accretion PCI – other	658	569	415	(45)
Discount accretion PNCI	637	883	1,459	868
All other loan interest income	34,463	33,540	32,038	33,646

Total loan interest income	36,241	35,769	34,338	34,738
Debt securities, dividends and interest bearing cash at Banks (not FTE)	8,374	7,940	8,252	8,056

Total interest income	44,615	43,709	42,590	42,794
Interest expense	1,460	1,439	1,430	1,392

Net interest income	43,155	42,270	41,160	41,402
(Benefit from reversal of) provision for loan losses	(1,433)	(3,973)	(773)	209

Net interest income after provision for loan losses	44,588	46,243	41,933	41,193
Noninterest income	12,462	11,066	11,245	9,790
Noninterest expense	36,563	37,416	38,267	33,751

Income before income taxes	20,487	19,893	14,911	17,232
Income tax expense	7,954	7,694	5,506	6,558

Net income	$12,533	$12,199	$9,405	$10,674

Per common share:
Net income (diluted)	$0.54	$0.53	$0.41	$0.46

Dividends	$0.15	$0.15	$0.15	$0.15

Note 31 – Subsequent Event

On October 8, 2017, a series of wildfires broke out in several Northern California counties in which the Company conducts business. The hardest hit counties appear to be Sonoma and Napa counties with the City of Santa Rosa, and the surrounding Sonoma County area, being especially hard hit. It has been reported that several thousand homes and businesses have been destroyed as a result of these fires. As of October 24, 2017, the Company has identified 39 of its loans with total recorded balances of $15,808,000 that are collateralized by properties within the evacuation zones established for these fires. Of these 39 loans, 32 loans with recorded balances of $9,192,000 are collateralized by residential real estate, and seven loans with recorded balances of $6,616,000 are collateralized by commercial real estate. Properties serving as collateral for nine of the 32 residential real estate loans, and representing $2,636,000 of the recorded balance of loans, and properties serving as collateral for one of the seven commercial real estate loans, and representing $4,062,000 of the recorded balance of loans, have been identified as being partially or totally destroyed. It is the policy of the Company to require borrowers to maintain property & casualty insurance on properties that serve as collateral for the Company’s loans. Management is in the process of determining what the financial effects of these fires may have on the Company, but at this time, Management does not believe any such effects will be material to the Company’s financial condition or results of operations.

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

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies during the nine months ended September 30, 2017.

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

TRICO BANCSHARES

Financial Summary

(In thousands, except per share amounts; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net Interest Income (FTE)	$44,708	$42,857	$131,385	$126,542
Provision for (benefit from reversal of provision for) loan losses	(765)	3,973	1,588	4,537
Noninterest income	12,930	11,066	37,543	32,101
Noninterest expense	(37,222)	(37,416)	(108,948)	(109,434)
Provision for income taxes (FTE)	(7,754)	(8,281)	(24,003)	(21,468)

Net income	$11,897	$12,199	$37,565	$32,278

Earnings per share:
Basic	$0.52	$0.53	$1.64	$1.42
Diluted	$0.51	$0.53	$1.62	$1.40
Per share:
Dividends paid	$0.17	$0.15	$0.49	$0.45
Book value at period end	$22.09	$21.11
Average common shares outstanding	22,932	22,825	22,901	22,804
Average diluted common shares outstanding	23,244	23,099	23,239	23,077
Shares outstanding at period end	22,941	22,827
At period end:
Loans, net	$2,902,866	$2,678,742
Total assets	4,656,435	4,467,131
Total deposits	3,927,456	3,836,012
Other borrowings	98,730	19,235
Junior subordinated debt	56,810	56,617
Shareholders’ equity	$506,733	$481,890
Financial Ratios:
During the period (annualized):
Return on assets	1.04%	1.11%	1.11%	0.99%
Return on equity	9.38%	10.15%	10.09%	9.13%
Net interest margin[1]	4.24%	4.23%	4.21%	4.23%
Efficiency ratio[2]	64.6%	69.4%	64.5%	69.0%
Average equity to average assets	11.10%	10.90%	10.99%	10.87%
At period end:
Equity to assets	10.88%	10.79%
Total capital to risk-adjusted assets	14.42%	14.79%

[1]	Fully taxable equivalent (FTE)
[2]	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income (FTE) and noninterest income.

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

Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net Interest Income (FTE)	$44,708	$42,857	$131,385	$126,542
(Provision for) benefit from reversal of provision for loan losses	(765)	3,973	1,588	4,537
Noninterest income	12,930	11,066	37,543	32,101
Noninterest expense	(37,222)	(37,416)	(108,948)	(109,434)
Provision for income taxes (FTE)	(7,754)	(8,281)	(24,003)	(21,468)

Net income	$11,897	$12,199	$37,565	$32,278

Included in the Company’s results of operations for the three and nine months ended September 30, 2017 is a gain of $961,000 recorded in noninterest income from the sale of available for sale mortgage backed securities on September 28, 2017 with a book value of $24,796,000 at the time of sale.

Also, included in the Company’s results of operations for the nine months ended September 30, 2017 is noninterest income of $712,000 related to the termination on May 9, 2017 of the loss sharing agreements between the Company and the FDIC that were originally agreed to in conjunction with the Company’s acquisition of certain assets and liabilities of Granite Community Bank from the FDIC in May 2010. As part of the termination agreement, the Company paid the FDIC $184,000, and recorded $712,000 of noninterest income representing the difference between the Company’s recorded loss share liability on May 9, 2017 and the payment to the FDIC.

Also, included in the Company’s results of operations for the three and nine months ended September 30, 2017 are $150,000 and $847,000 of excess tax benefits (a reduction of tax expense) related to the exercise or release of equity compensation instruments during these time periods, respectively. Prior to January 1, 2017, generally accepted accounting principles required these types of excess tax benefits, and tax deficiencies, to be recorded directly to shareholders’ equity, and not affect tax expense. During the three and nine month periods ended September 30, 2016, the Company recorded equity compensation related tax deficiencies of $0 and $182,000, respectively, to shareholders’ equity.

Included in the Company’s results of operations for the three and nine months ended September 30, 2016 is the impact of the sale on August 22, 2016, of two performing loans with recorded book value of $166,000, and 48 nonperforming loans with recorded book value, including pre-sale write downs and purchase discounts, of approximately $2,757,000. The loans sold on August 22, 2016 had contractual amounts outstanding of $6,558,000. Net sale proceeds of $4,980,000 resulted in the recovery of loan balances previously charged off of $1,727,000, additional loan charge offs of $159,000, and interest income of $488,000 from the recovery of interest payments previously applied to principal balances.

Also, included in the Company’s results of operations for the three and nine months ended September 30, 2016 was a $716,000 valuation allowance expense related to a closed branch building held for sale, the value of which was written down to current market value, and subsequently sold during the three months ended September 30, 2016. Net proceeds from the sale of this building were $1,218,000, and resulted in no gain or additional loss being recorded upon the sale of this building.

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

Also, included in the Company’s results of operations for the nine months ended September 30, 2016 is the impact of the sale, on March 31, 2016, of twenty-seven nonperforming loans, nine substandard performing loans, and three purchased credit impaired loans with total contractual principal balances outstanding of $31,487,000, and recorded book value, including pre-sale write downs and purchase discounts, of approximately $24,810,000. Net proceeds from the sale of these loans were $27,049,000, and resulted in additional net loan write downs of $21,000, the recovery of $1,237,000 of interest income that was previously applied to the principal balance of loans in nonaccrual status, and a gain on sale of loans of $103,000.

Also, included in the Company’s results of operations for the nine months ended September 30, 2016 was $784,000 of nonrecurring noninterest expense related to the Company’s acquisition of three bank branches from Bank of America on March 18, 2016. The branches are located in the cities of Arcata, Eureka, and Fortuna in Humboldt County, California. The Bank paid $3,204,000 for deposit relationships with balances of $161,231,000 and loans with balances of $289,000, and received $159,520,000 in cash from Bank of America. The acquisition of the deposits and cash in this acquisition, on March 18, 2016, had a muted effect on average assets and average deposit balances for the quarter ended March 31, 2016, but had full effect in the quarters thereafter.

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine month ended September 30,
	2017	2016	2017	2016
Interest income	$45,913	$43,709	$134,441	$129,093
Interest expense	(1,829)	(1,439)	(4,930)	(4,261)
FTE adjustment	624	587	1,874	1,710

Net interest income (FTE)	$44,708	$42,857	$131,385	$126,542

Net interest margin (FTE)	4.24%	4.23%	4.21%	4.23%

Purchased loan discount accretion	$1,364	$2,229	$5,075	$5,621
Interest income recovered from sale of loans	—	$488	—	$1,725
Effect of purchased loan discount accretion on net interest margin (FTE)	0.13%	0.22%	0.16%	0.19%
Effect of interest income recovered from sale of loans on net interest margin (FTE)	—	0.05%	—	0.06%

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the periods indicated, information regarding the Company’s consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income from average interest-earning assets and resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual loans only to the extent cash payments have been received and applied to interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate of 35% (dollars in thousands).

	For the three months ended
	September 30, 2017			September 30, 2016
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	/Paid	Balance	Expense	/Paid
Assets:
Loans	$2,878,944	$37,268	5.18%	$2,669,954	$35,769	5.36%
Investment securities - taxable	1,114,112	7,312	2.63%	1,073,030	6,687	2.49%
Investment securities - nontaxable	136,095	1,665	4.89%	126,910	1,565	4.93%
Cash at Federal Reserve and other banks	85,337	292	1.37%	185,552	275	0.59%

Total interest-earning assets	4,214,488	46,537	4.42%	4,055,446	44,296	4.37%
Other assets	357,937			351,876

Total assets	$4,572,424			$4,407,322

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$949,348	206	0.09%	$888,377	111	0.05%
Savings deposits	1,365,249	419	0.12%	1,357,359	426	0.13%
Time deposits	310,325	403	0.52%	340,709	338	0.40%
Other borrowings	65,234	149	0.91%	18,952	2	0.05%
Junior subordinated debt	56,784	652	4.59%	56,584	562	3.97%

Total interest-bearing liabilities	2,746,941	1,829	0.27%	2,661,981	1,439	0.22%
Noninterest-bearing deposits	1,253,261			1,198,302
Other liabilities	64,834			66,464
Shareholders’ equity	507,389			480,575

Total liabilities and shareholders’ equity	$4,572,424			$4,407,322

Net interest spread(1)			4.15%			4.15%
Net interest income and interest margin(2)		$44,708	4.24%		$42,857	4.23%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

Summary of Average Balances, Yields/Rates and Interest Differential (continued)

	For the nine months ended
	September 30, 2017			September 30, 2016
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	/Paid	Balance	Expense	/Paid
Assets:
Loans	$2,807,453	$108,600	5.16%	$2,596,175	104,845	5.38%
Investment securities - taxable	1,076,887	21,637	2.68%	1,075,413	20,552	2.55%
Investment securities - nontaxable	136,213	4,998	4.89%	123,129	4,560	4.94%
Cash at Federal Reserve and other banks	139,739	1,080	1.03%	195,961	846	0.58%

Total interest-earning assets	4,160,292	136,315	4.37%	3,990,678	130,803	4.37%
Other assets	359,489			345,601

Total assets	$4,519,781			$4,336,279

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$931,079	534	0.08%	$873,742	347	0.05%
Savings deposits	1,364,812	1,253	0.12%	1,329,180	1,246	0.12%
Time deposits	321,150	1,109	0.46%	343,906	1,018	0.39%
Other borrowings	34,413	164	0.64%	18,790	7	0.05%
Junior subordinated debt	56,737	1,870	4.39%	56,541	1,643	3.87%

Total interest-bearing liabilities	2,708,191	4,930	0.24%	2,622,159	4,261	0.22%
Noninterest-bearing deposits	1,247,201			1,180,092
Other liabilities	67,854			62,824
Shareholders’ equity	496,535			471,204

Total liabilities and shareholders’ equity	$4,519,781			$4,336,279

Net interest spread(1)			4.13%			4.15%
Net interest income and interest margin(2)		$131,385	4.21%		126,542	4.23%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended September 30, 2017
	compared with three months
	ended September 30, 2016
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$2,800	$(1,301)	$1,499
Investment securities	369	356	725
Cash at Federal Reserve and other banks	(148)	165	17

Total interest-earning assets	3,021	(780)	2,241

Increase (decrease) in interest expense:
Interest-bearing demand deposits	8	87	95
Savings deposits	3	(10)	(7)
Time deposits	(30)	95	65
Other borrowings	4	143	147
Junior subordinated debt	2	88	90

Total interest-bearing liabilities	(13)	403	390

Increase (decrease) in Net Interest Income	$3,034	$(1,183)	$1,851

Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid (continued)

	Nine months ended September 30, 2017
	compared with nine months
	ended September 30, 2016
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$8,525	$(4,770)	$3,755
Investment securities	513	1,010	1,523
Cash at Federal Reserve and other banks	(245)	479	234

Total interest-earning assets	8,793	(3,281)	5,512

Increase (decrease) in interest expense:
Interest-bearing demand deposits	22	165	187
Savings deposits	32	(25)	7
Time deposits	(67)	158	91
Other borrowings	6	151	157
Junior subordinated debt	6	221	227

Total interest-bearing liabilities	(1)	670	669

Increase (decrease) in Net Interest Income	$6,794	$(3,951)	$4,843

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

Net interest income (FTE) during the three months ended September 30, 2017 increased $1,851,000 (4.3%) from the same period in 2016 to $44,708,000. The increase in net interest income (FTE) was due primarily to increases in the average balance of loans and investments, and an increase in yield on investments – taxable, that were partially offset by a decrease in yield on loans and an increase in other borrowings compared to the three months ended September 30, 2016.

Net interest income (FTE) during the nine months ended September 30, 2017 increased $4,843,000 (3.8%) from the same period in 2016 to $131,385,000. The increase in net interest income (FTE) was due primarily to increases in the average balance of loans and investments, and an increase in yield on investments – taxable, that were partially offset by a decrease in the average yield on loans and an increase in other borrowings compared to the nine months ended September 30, 2016.

During the three months ended September 30, 2017, loan interest income increased $1,499,000 (4.2%) to $37,268,000. The increase in loan interest income was due to a $208,990,000 (7.8%) increase in the average balance of loans that was partially offset by an 18 basis point decrease in the average yield on loans to 5.18% compared to 5.36% during the three months ended September 30, 2016. Included in loan interest income for the quarter ended September 30, 2017 was $1,364,000 of purchased loan discount accretion. Included in loan interest income for the quarter ended September 30, 2016 was $2,229,000 of purchased loan discount accretion, and $488,000 of interest income recovered upon the sale of certain nonperforming loans. During the three months ended September 30, 2017, investment interest income (FTE) increased $725,000 (8.8%) from the year-ago quarter to $8,977,000. The increase in investment interest income was due to a $50,267,000 (4.2%) increase in the average balance of investments and a 12 basis point increase in the average investment yield to 2.87% compared to 2.75% in the year-ago quarter. The increase in loan and investment balances noted above was funded primarily by a $93,436,000 (2.5%) increase in the average balance of total deposits, a $100,215,000 (54.0%) decrease in the average balance of interest earning cash at banks, and a $46,282,000 (244%) increase in other borrowings during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Despite the 54.0% decrease in the average balance of interest earning cash at banks, interest income from cash at banks increased $17,000 (6.2%) to $292,000 due to a 78 basis point increase in the average yield on cash at banks to 1.37% during the three months ended September 30, 2017 compared to 0.59% during the three months ended September 30, 2016. While the average balance of total deposits grew $93,436,000 (2.5%) from the three months ended September 30, 2016 to the three months ended September 30, 2017, the average balance of interest bearing deposits grew $38,477,000 (1.5%), and the average rate paid on those interest bearing deposits increased 2 basis points to 0.16%. The $46,282,000 increase in the average balance of other borrowings was due to the addition of borrowings from the FHLB, and resulted in an 86 basis point increase in the average rate paid on other borrowings during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The average rate paid on junior subordinated debt increased 62 basis points to 4.59% during the three months ended September 30, 2017 compared to 3.97% during the three months ended September 30, 2016. The changes in the average balances of interest bearing assets and liabilities, and their respective yields and rates, from the three months ended September 30, 2016 to the three months ended September 30, 2017 is indicative of moderate to strong loan demand and loan origination capabilities of the Company from September 30, 2016 to September 30, 2017, and the increases in short-term interest rates during this time frame that did not result in significant increases in deposit rates or long-term fixed-rate loan rates.

The Federal Reserve has increased the Federal Funds target rate 25 basis points in each of December 2015, December 2016, March 2017, and June 2017; and the widely used prime rate of lending index has mirrored these increases in the Federal Funds rate, increasing from 3.25% in December 2015 to 4.25% in June 2017. While a significant portion of the Bank’s loans are indexed to the prime lending rate, and have rates that reset on or near the date of any prime lending rate change, the positive effect of such prime lending rate changes have been substantially offset by loan renewals and originations at market rates that are lower than the average rate of the Bank’s loan portfolio.

As of September 30, 2017, the Bank’s $2,955,323,000 principal balance of loans, net of charge-offs, and not including deferred loan fees and purchase discounts, was made up of loans with principal balances totaling $1,051,513,000 that have fixed interest rates, and $1,903,810,000 of loans with interest rates that are variable. Included in the balance of variable rate loans as of September 30, 2017 were loans with principal balances of approximately $526,070,000 that had adjustable interest rates tied to the prime lending rate that adjust on or near the date of any prime rate change, and of which approximately $59,100,000 had minimum contractual interest rates that are higher than their prime-indexed rate and will not experience an interest rate increase until their prime-indexed rate exceeds their minimum contractual interest rate. Also included in the balance of variable rate loans as of September 30, 2017 were loans with principal balances of approximately $945,801,000 that had adjustable interest rates tied to the 5-year U.S. Treasury Bond Rate index (5-year CMT index), and of which approximately $300,117,000 had minimum contractual interest rates that are higher than their 5-year CMT-indexed rate and will not experience an interest rate increase until their 5-year CMT-indexed rate exceeds their minimum contractual interest rate on their reset date. These 5-year CMT indexed loans have interest rates that adjust once every five years. Of course, any of these prime-indexed, 5-year CMT-indexed, or any other variable rate loan, may payoff, or may be refinanced, at any time.

During the nine months ended September 30, 2017, interest income (FTE) increased $4,843,000 (3.9%) to $131,385,000 compared to $126,542,000 during the nine months ended September 30, 2016. This increase in interest income was due primarily to a $3,755,000 (3.6%) increase in loan interest income to $108,600,000. This increase in loan interest income was due to a $211,278,000 (8.1%) increase in the average balance of loans that was partially offset by a 22 basis point decrease in the average loan yield to 5.16% compared to 5.38% during the nine months ended September 30, 2016. Included in loan interest income for the nine months ended September 30, 2017 was $5,075,000 of purchased loan discount accretion. Included in loan interest income for the nine months ended September 30, 2016 was $5,621,000 of purchased loan discount accretion, and $1,725,000 of interest income recovered as the result of the loan sales during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, investment interest income (FTE) increased $1,523,000 (6.1%) to $26,635,000 compared to the nine months ended September 30, 2016. This increase in investment interest income was due primarily to a 13 basis point increase in the average yield on investments to 2.93% compared to 2.79%. The increase in loan balances noted above was funded primarily by a $137,322,000 (3.7%) increase in the average balance of total deposits, a $56,222,000 (28.7%) decrease in the average balance of interest earning cash at banks, and a $15,623,000 (83.1%) increase in other borrowings during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Despite the 28.7% decrease in the average balance of interest earning cash at banks, interest income from cash at banks increased $234,000 (27.7%) to $1,080,000 due to a 45 basis point increase in the average yield on cash at banks during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. While the average balance of total deposits grew $137,322,000 (3.7%) from the nine months ended September 30, 2016 to the nine months ended September 30, 2017, the average balance of interest earning deposits grew $70,213,000 (2.7%), and the average rate paid on those interest earning deposits increased 1 basis point to 0.22%. The $15,623,000 increase in the average balance of other borrowings was due to the addition of borrowings from the FHLB, and resulted in a 59 basis point increase in the average rate paid on other borrowings during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.    The average rate paid on junior subordinated debt increased 52 basis points to 4.39% during the nine months ended September 30, 2017 compared to 3.87% during the nine months ended September 30, 2016. The changes in the average balances of interest bearing assets and liabilities, and their respective yields and rates, from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 is indicative of moderate to strong loan demand from September 30, 2016 to September 30, 2017, and the increases in short-term interest rates during this time frame that did not result in significant increases in deposit rates or long-term fixed-rate loan rates.

Provision for Loan Losses

The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – three and nine months ended September 30, 2017 and 2016” at Note 5 in Item 1 of Part I of this report for the components that make up the provision for loan losses for the three and nine months ended September 30, 2017 and 2016.

Increases and decreases in estimated cash flows and collateral values, changes in historical loss factors, changes in concentration levels, and changes in economic environmental factors, in part, determine the required loan loss allowance, and provision for loan losses, for nonperforming and performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. For details of the change in nonperforming loans during the three months ended September 30, 2017 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the three months ended September 30, 2017” under the heading “Asset Quality and Non-Performing Assets” below. For details of the change in nonperforming loans during the nine months ended September 30, 2017 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the nine months ended September 30, 2017” under the heading “Asset Quality and Non-Performing Assets” below.

The Company recorded a provision for loan losses of $765,000 during the three months ended September 30, 2017 compared to a reversal of provision for loan losses of $3,973,000 during the three months ended September 30, 2016. The $765,000 provision for loan losses during the three months ended September 30, 2017 was primarily due to a $4,525,000 increase in nonperforming loans, and an increase in the concentration of nonowner-occupied commercial real estate secured loans that were partially offset by continued low historical loan loss experience, and stable to improving economic environmental factors. Nonperforming loans were $21,954,000, or 0.75% of loans outstanding as of September 30, 2017, and represented an increase from 0.73% of loans outstanding at December 31, 2016, and a decrease from 0.77% of loans outstanding as of September 30, 2016. Net loan charge-offs during the three months ended September 30, 2017 were $161,000, and included $187,000 of charge-offs related to purchased credit impaired (PCI-other) loans for which an allowance was previously provided. Excluding these PCI loan charge-offs, charge-offs for the three months ended September 30, 2017 would have been $675,000, and charge-offs, net of recoveries, would have been a net recovery of $26,000.

As shown in the Table labeled “Allowance for Loan Losses – Three Months Ended September 30, 2017” at Note 5 in Item 1 of Part I of this report, home equity lines of credit and home equity loans experienced a benefit from reversal of provision for loan losses while, residential and commercial real estate mortgage loans, other consumer loans, C&I loans, residential construction loans, and commercial construction loans experienced a provision for loan losses during the three months ended September 30, 2017. The level of provision, or reversal of provision, for loan losses of each loan category during the three months ended September 30, 2017 was due primarily to the increase or decrease in the required allowance for loan losses as of September 30, 2017 when compared to the required allowance for loan losses as of June 30, 2017 plus or minus net charge-offs or net recoveries during the three months ended September 30, 2017. All categories of loans except home equity lines, home equity loans, and other consumer loans experienced an increase in the required allowance for loan losses during the three months ended September 30, 2017. The decreases in the required allowance for loan losses for home equity lines, home equity loans, and other consumer loans were due primarily to stable or improving estimated cash flows and collateral values for certain impaired originated and purchased loans, continued low net charge off rates in many loan categories, and stable to improving economic environmental factors. The increase in the required allowance for loan losses for commercial real estate mortgage loans was due primarily to the increases in the outstanding balances and the level of nonperforming balances of these types of loans. The increase in the required allowance for loan losses for residential real estate mortgage, and commercial & industrial loans were due primarily to the increases in the outstanding balances and the level of nonperforming balances of these types of loans. The increase in the required allowance for loan losses for residential and commercial construction loans were due primarily to the increases in the outstanding balances of these types of loans.

The Company recorded a reversal of provision for loan losses of $1,588,000 during the nine months ended September 30, 2017 compared to a reversal of provision for loan losses of $4,537,000 during the nine months ended September 30, 2016. The $1,588,000 reversal of provision for loan losses during the nine months ended September 30, 2017 was primarily due to a continued low historical loan loss experience, and stable to improving economic environmental factors that were partially offset by a $1,826,000 increase in nonperforming loans, and an increase in the concentration of nonowner-occupied commercial real estate secured loans. Net loan charge-offs during the nine months ended September 30, 2017 were $2,168,000, and included $1,832,000 of charge-offs related to purchased credit impaired (PCI-other) loans for which an allowance was previously established. Excluding these PCI loan charge-offs, charge-offs for the nine months ended September 30, 2017 would have been $1,951,000, and charge-offs, net of recoveries, would have been $336,000.

As shown in the Table labeled “Allowance for Loan Losses – Nine Months Ended September 30, 2017” at Note 5 in Item 1 of Part I of this report, residential and commercial real estate mortgage loans, home equity lines of credit, home equity loans, C&I loans and commercial construction loans experienced a benefit from reversal of provision for loan losses while, other consumer loans, and residential construction loans experienced a provision for loan losses during the nine months ended September 30, 2017. The level of provision, or reversal of provision, for loan losses of each loan category during the nine months ended September 30, 2017 was due primarily to the increase or decrease in the required allowance for loan losses as of September 30, 2017 when compared to the required allowance for loan losses as of December 31, 2016 plus or minus net charge-offs or net recoveries during the nine months ended September 30, 2017. All categories of loans except other residential construction loans experienced a decrease in the required allowance for loan losses during the nine months ended September 30, 2017. The increase in the required allowance for loan losses for residential construction loans was due primarily to increased balances in this loan category. The decrease in the required allowance for loan losses for all loan categories except residential construction was due primarily to stable or improving estimated cash flows and collateral values for certain impaired originated and purchased loans, continued low net charge off rates in many loan categories, and stable to improving economic environmental factors.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service charges on deposit accounts	$4,160	$3,641	$12,102	$10,549
ATM and interchange fees	4,209	3,851	12,472	11,136
Other service fees	917	792	2,521	2,369
Mortgage banking service fees	514	537	1,561	1,570
Change in value of mortgage servicing rights	(325)	(799)	(795)	(2,198)

Total service charges and fees	9,475	8,022	27,861	23,426

Gain on sale of loans	606	953	2,293	2,645
Commissions on sale of non-deposit investment products	672	747	1,984	1,890
Increase in cash value of life insurance	732	709	2,043	2,086
Gain on sale of investment securities	961	—	961	—
Change in indemnification asset	—	(10)	490	(274)
Gain on sale of foreclosed assets	37	69	308	218
Sale of customer checks	89	110	287	299
Lease brokerage income	234	172	601	602
Loss on disposal of fixed assets	(33)	(13)	(61)	(52)
Life Insurance death benefit in excess of cash value	—	—	108	238
Other	157	307	668	1,023

Total other noninterest income	3,455	3,044	9,682	8,675

Total noninterest income	$12,930	$11,066	$37,543	$32,101

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights	$189	$(262)	$766	$(628)

Noninterest income increased $1,864,000 (16.8%) to $12,930,000 during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in noninterest income was due primarily to a $519,000 (14.3%) increase in service charges on deposit accounts, a $358,000 (9.3%) increase in ATM fees and interchange income, a $474,000 improvement in change in value of mortgage servicing rights, and a $961,000 gain on sale of investment securities that were partially offset by a $347,000 decrease in gain on sale of loans. The $519,000 increase in service charges on deposit accounts was due primarily to increased fee generation from both consumer and business checking customers. The $358,000 increase in ATM fees and interchange revenue was due primarily to the Company’s continued focus in this area, and growth in electronic payments volume. The $474,000 improvement in change in value of mortgage servicing rights (MSRs) was due primarily to an increase in the discount rate used by investors to calculate the present value of future servicing fee income that caused the fair value of the servicing asset to decrease during the three months ended September 30, 2016 while no similar discount rate increase occurred during the three months ended September 30, 2017. The $961,000 gain on sale of investment securities was due to the Company’s decision to sell $24,796,000 of investment securities during the three months ended September 30, 2017. The $347,000 decrease in gain on sale of loans was due primarily to decreased residential mortgage refinance activity compared to the year-ago quarter.

Noninterest income increased $5,442,000 (17.0%) to $37,543,000 during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in noninterest income was due primarily to a $1,553,000 (14.7%) increase in service charges on deposit accounts, a $1,336,000 (12.0%) increase in ATM fees and interchange income, a $1,403,000 improvement in change in value of mortgage servicing rights, a $961,000 gain on sale of investment securities, and a $764,000 improvement in change in indemnification asset that were partially offset by a $355,000 decrease in other noninterest income, and a $352,000 decrease in gain on sale of loans. The $1,553,000 increase in service charges on deposit accounts was due primarily to increased fee generation from both consumer and business checking customers. The $1,336,000 increase in ATM fees and interchange revenue was due primarily to the Company’s continued focus in this area, new services, fees, and operational changes introduced throughout 2016, and growth in electronic payments volume. The $1,403,000 improvement in change in value of mortgage servicing rights (MSRs) was due to a smaller increase in the estimated weighted-average prepayment speed of the loans being service during the nine months ended September 30, 2017 compared to the nine months ended September 30,2016, and an increase in the discount rate used by investors to calculate the present value of future servicing fee income during the nine months ended September 30, 2016 while no such increase occurred during the nine months ended September 30, 2017. The $961,000 gain on sale of investment securities was due to the Company’s decision to sell $24,796,000 of investment securities during the three months ended September 30, 2017. The $764,000 improvement in change in indemnification asset was due to the early termination of the related loss sharing agreements between the Company and the FDIC. As part of the termination agreement, the Company paid the FDIC $184,000, and recorded a $712,000 gain representing the difference between the Company’s payment to the FDIC and the recorded payable balance on May 9, 2017. The $352,000 decrease in gain on sale of loans was due primarily to decreased residential mortgage refinance activity compared to the year-ago period.

Noninterest Expense

The following table summarizes the Company’s noninterest expense for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Base salaries, net of deferred loan origination costs	$13,600	$13,419	$40,647	$39,095
Incentive compensation	2,609	2,798	6,980	7,008
Benefits and other compensation costs	4,724	4,643	14,693	14,067

Total salaries and benefits expense	20,933	20,860	62,320	60,170

Occupancy	2,799	2,667	8,196	7,504
Equipment	1,816	1,607	5,344	4,837
Data processing and software	2,495	2,068	7,332	6,266
ATM & POS network charges	1,425	1,915	3,353	3,923
Telecommunications	716	702	2,027	2,085
Postage	325	381	1,058	1,186
Courier service	235	280	752	816
Advertising	1,039	1,049	3,173	3,021
Assessments	427	654	1,252	1,864
Operational losses	301	497	1,166	1,006
Professional fees	901	1,018	2,357	3,183
Foreclosed assets expense	41	37	117	197
Provision for foreclosed asset losses	134	8	162	40
Change in reserve for unfunded commitments	390	25	270	433
Intangible amortization	339	359	1,050	1,017
Merger expense	—	—	—	784
Litigation contingent liability	—	—	—	1,450
Other	2,906	3,289	9,019	9,652

Total other noninterest expense	16,289	16,556	46,628	49,264

Total noninterest expense	$37,222	$37,416	$108,948	$109,434

Merger expense:
Base salaries (outside temporary help)	—	—	—	$187
Equipment	—	—	—	35
Data processing and software	—	—	—	—
Professional fees	—	—	—	342
Advertising and marketing	—	—	—	114
Other	—	—	—	106

Total merger expense	—	—	—	$784

Average full time equivalent staff	993	1,022	1,005	996
Noninterest expense to revenue (FTE)	64.6%	69.4%	64.5%	69.0%

Salary and benefit expenses increased $73,000 (0.3%) to $20,933,000 during the three months ended September 30, 2017 compared to $20,860,000 during the three months ended September 30, 2016. Base salaries, net of deferred loan origination costs increased $181,000 (1.3%) to 13,600,000. The increase in base salaries was due primarily to annual merit increases that were substantially offset by a 2.8% decrease in average full time equivalent employees to 993 from 1,022 in the year-ago quarter. Commissions and incentive compensation decreased $189,000 (6.8%) to $2,609,000 during the three months ended September 30, 2017 compared to the year-ago quarter due primarily to a decrease in commissions on loans. Benefits & other compensation expense increased $81,000 (1.7%) to $4,724,000 during the three months ended September 30, 2017 due primarily to increases in group medical and workers compensation insurance, and employee stock ownership plan (ESOP) expense.

Salary and benefit expenses increased $2,150,000 (3.6%) to $62,320,000 during the nine months ended September 30, 2017 compared to $60,170,000 during the nine months ended September 30, 2016. Base salaries, net of deferred loan origination costs increased $1,552,000 (4.0%) to $40,647,000. The increase in base salaries was due primarily to annual merit increases and a 0.9% increase in average full time equivalent employees to 1,005 from 996 during the nine months ended September 30, 2016. Commissions and incentive compensation decreased $28,000 (0.4%) to $6,980,000 due primarily to a decreases in commissions on loans. Benefits & other compensation expense increased $626,000 (4.5%) to $14,693,000 during the nine months ended September 30, 2017 due primarily to primarily to increases in group medical and workers compensation insurance, and employee stock ownership plan (ESOP) expense.

Other noninterest expense decreased $267,000 (1.6%) to $16,289,000 during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease in other noninterest expense was due primarily to a $490,000 decrease in ATM & POS network charges, a $227,000 decrease in deposit insurance and other assessments, and a $383,000 decrease in other noninterest expense that were partially offset by increases of $427,000 in data processing and software expense, $365,000 in change in reserve for unfunded commitments, and $341,000 in occupancy and equipment expense. The $490,000 decrease in ATM & POS network charges was due to nonrecurring ATM & POS network charges that occurred during the third quarter of 2016 related to system enhancements. The $227,000 decrease in assessments was due the lowering of FDIC deposit insurance rates during the third quarter of 2016. The $383,000 decrease in other noninterest expense was due to a $716,000 valuation allowance expense taken during the third quarter of 2016 on a closed branch building that was also sold during the third quarter of 2016 without further loss or gain. The $365,000 increase in change in reserve for unfunded commitments was due primarily to a larger increase in unfunded loan commitments during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The $341,000 increase in occupancy and equipment expense was due primarily to increased depreciation expense on equipment and maintenance and repair expense on facilities and equipment.

Other noninterest expense decreased $2,636,000 (5.4%) to $46,628,000 during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease in other noninterest expense was due primarily to the absence of any litigation settlement expense, merger expenses, or fixed asset valuation expenses during the nine months ended September 30, 2017 compared to a litigation settlement expense of $1,450,000, merger expenses of $784,000, and $716,000 fixed asset valuation expense during the nine months ended September 30, 2016. Also contributing to the decrease in other noninterest expense during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 were a $826,000 decrease in professional fees, a $612,000 decrease in assessments, and a $570,000 decrease in ATM & POS network charges that were partially offset by a $1,199,000 increase in occupancy and equipment expenses, and a $1,066,000 increase in data processing and software expense. The $826,000 decrease in professional fees was due to system conversion related consulting fees incurred during the nine months ended September 30, 2016. The $612,000 decrease in assessments was due the lowering of FDIC deposit insurance rates during the third quarter of 2016. The $570,000 decrease in ATM & POS network charges was due to nonrecurring ATM & POS network charges that occurred during the third quarter of 2016 related to system enhancements. The $1,199,000 increase in occupancy and equipment expenses was due primarily to increased building and equipment maintenance expense. The increased data processing and software expense is due primarily to the outsourcing of the Company’s core processing system, and other ancillary systems in 2016.

Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.9	6.9	6.8	6.7
Tax-exempt interest on municipal obligations	(1.9)	(1.7)	(1.8)	(1.9)
Increase in cash value of insurance policies	(1.3)	(1.2)	(1.3)	(1.6)
Low income housing tax credits	(0.5)	(0.3)	(0.4)	(0.3)
Equity compensation	(0.8)	—	(1.4)	—
Other	0.1	—	0.2	0.1

Effective Tax Rate	37.5%	38.7%	37.1%	38.0%

The effective combined Federal and State income tax rate on income was 37.5% and 38.7% for the three months ended September 30, 2017 and 2016, respectively. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate of 35.0% due to State income tax expense of $2,010,000 and $2,123,000, respectively, in these periods that were partially offset by the effects of tax-exempt income of $1,041,000 and $978,000, respectively, from investment securities, $732,000 and $709,000, respectively, from increase in cash value of life insurance, low-income housing tax credits of $94,000 and $62,000, respectively, and $150,000 and $0, respectively, of equity compensation excess tax benefits. The low income housing tax credits and the equity compensation excess tax benefits represent direct reductions in tax expense. These offsetting items helped to reduce the effective combined Federal and State income tax rate from the combined Federal and State statutory income tax rate of approximately 42.0%.

The effective combined Federal and State income tax rate on income was 37.1% and 38.0% for the nine months ended September 30, 2017 and 2016, respectively. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate of 35.0% due to State income tax expense of $6,205,000 and $5,381,000, respectively, in these periods that were partially offset by the effects of tax-exempt income of $3,124,000 and $2,850,000, respectively, from investment securities, $2,151,000 and $2,324,000, respectively, from increase in cash value of life insurance, low-income housing tax credits of $265,000 and $135,000, respectively, and $847,000 and $0, respectively, of equity compensation related excess tax benefits. These offsetting items helped to reduce the effective combined Federal and State income tax rate from the combined Federal and State statutory income tax rate of approximately 42.0%.

On January 1, 2017, ASU No. 2016-9, Compensation – Stock Compensation (Topic 718) became effective for the Company. ASU 2016-9, among other things, requires that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. As noted above, the Company recognized $150,000 and $847,000 of excess tax benefits (in the income statement) during the three and nine month periods ended September 30, 2017, respectively. Prior to January 1, 2017, such excess tax benefits and deficiencies were recorded directly to shareholders’ equity (and not in the income statement). During the three and nine month periods ended September 30, 2016, the Company recorded equity compensation related tax deficiencies of $0 and $182,000, respectively, to shareholders’ equity.

Financial Condition

Investment Securities

Investment securities available for sale increased $128,003,000 to $678,236,000 as of September 30, 2017, compared to December 31, 2016. This increase is attributable to purchases of $195,465,000, maturities and principal repayments of $46,646,000, sales of securities with book value of $24,796,000 for proceeds due from broker of $25,757,000, an increase in fair value of investments securities available for sale of $5,411,000 and amortization of net purchase price premiums of $1,430,000.

The following table presents the available for sale investment securities portfolio by major type as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(In thousands)	Fair Value	%	Fair Value	%
Securities available for sale:
Obligations of U.S. government corporations and agencies	$554,062	81.7%	$429,678	78.1%
Obligations of states and political subdivisions	121,217	17.9%	117,617	21.4%
Marketable equity securities	2,957	0.4%	2,938	0.5%

Total securities available for sale	$678,236	100.0%	$550,233	100.0%

Investment securities held to maturity decreased $65,969,000 to $536,567,000 as of September 30, 2017, as compared to December 31, 2016. This decrease is attributable to principal repayments of $64,969,000, and amortization of net purchase price premiums of $1,000,000.

The following table presents the held to maturity investment securities portfolio by major type as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(In thousands)	Cost Basis	%	Cost Basis	%
Securities held to maturity:
Obligations of U.S. government corporations and agencies	$521,999	97.3%	$587,982	97.6%
Obligations of states and political subdivisions	14,568	2.7%	14,554	2.4%

Total securities held to maturity	$536,567	100.0%	$602,536	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements at Iem 1 of Part I of this report.

Restricted Equity Securities

Restricted equity securities were $16,956,000 at September 30, 2017 and December 31, 2016. The entire balance of restricted equity securities at September 30, 2017 and December 31, 2016 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

	September 30,	December 31,
(In thousands)	2017	2016
Real estate mortgage	$2,194,874	$2,053,464
Consumer	361,320	366,663
Commercial	227,479	217,047
Real estate construction	147,940	122,419

Total loans	$2,931,613	$2,759,593

At September 30, 2017 loans, including net deferred loan costs, totaled $2,931,613,000 which was a $172,020,000 (6.2%) increase over the balances at December 31, 2016. Demand for all categories of loans was moderate to strong during the nine months ended September 30, 2017.

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	September 30,	December 31,
	2017	2016
Real estate mortgage	74.9%	74.4%
Consumer	12.3%	13.3%
Commercial	7.8%	7.9%
Real estate construction	5.0%	4.4%

Total loans	100.0%	100.0%

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

Interest income on originated nonaccrual loans that would have been recognized during the three months ended September 30, 2017 and 2016, if all such loans had been current in accordance with their original terms, totaled $244,000 and $222,000, respectively. Interest income actually recognized on these originated loans during the three months ended September 30, 2017 and 2016 was $33,000 and $227,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended September 30, 2017 and 2016, if all such loans had been current in accordance with their original terms, totaled $90,000 and $(42,000), respectively. Interest income actually recognized on these PNCI loans during the three months ended September 30, 2017 and 2016 was $2,000 and $1,000.

Interest income on originated nonaccrual loans that would have been recognized during the nine months ended September 30, 2017 and 2016, if all such loans had been current in accordance with their original terms, totaled $617,000 and $689,000, respectively. Interest income actually recognized on these originated loans during the nine months ended September 30, 2017 and 2016 was $49,000 and $256,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the nine months ended September 30, 2017 and 2016, if all such loans had been current in accordance with their original terms, totaled $188,000 and $137,000. Interest income actually recognized on these PNCI loans during the nine months ended September 30, 2017 and 2016 was $14,000 and $1,000.

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

	September 30, 2017
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI – other	Total
Performing nonaccrual loans	$9,642	$1,999	$2,160	$5,031	$18,832
Nonperforming nonaccrual loans	2,046	1,027	49	—	3,122

Total nonaccrual loans	11,688	3,026	2,209	5,031	21,954
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	11,688	3,026	2,209	5,031	21,954
Noncovered foreclosed assets	1,957	—	—	1,114	3,071
Covered foreclosed assets	—	—	—	—	—

Total nonperforming assets	$13,645	$3,026	$2,209	$6,145	$25,025

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$425	—	—	—	$425
Nonperforming assets to total assets	0.29%	0.06%	0.05%	0.13%	0.54%
Nonperforming loans to total loans	0.45%	0.98%	100.0%	36.47%	0.75%
Allowance for loan losses to nonperforming loans	235%	34%	1%	5%	131%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.35%	2.73%	66.3%	23.29%	1.78%

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

	December 31, 2016
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI – other	Total
Performing nonaccrual loans	$11,146	$2,131	$2,983	$1,417	$17,677
Nonperforming nonaccrual loans	1,748	703	—	—	2,451

Total nonaccrual loans	12,894	2,834	$2,983	$1,417	20,128
Originated loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	12,894	2,834	$2,983	$1,417	20,128
Noncovered foreclosed assets	2,277	—	—	1,486	3,763
Covered foreclosed assets	—	—	—	223	223

Total nonperforming assets	$15,171	$2,834	$2,983	$3,126	$24,114

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$911	—	—	—	$911
Indemnified portion of covered foreclosed assets	—	—	—	$218	$218
Nonperforming assets to total assets	0.34%	0.06%	0.07%	0.07%	0.53%
Nonperforming loans to total loans	0.55%	0.75%	100.00%	6.42%	0.73%
Allowance for loan losses to nonperforming loans	218%	59%	1%	189%	161%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.48%	2.98%	64.18%	24.44%	2.09%

Changes in nonperforming assets during the three months ended September 30, 2017

(dollars in thousands):	Balance at September 30, 2017	New NPA	Advances/ Capitalized Costs /	Pay-downs /Sales Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at June 30, 2017
Real estate mortgage:
Residential	$3,066	$1,144	—	$(43)	$(60)	—	183	$1,842
Commercial	12,349	3,323	$7	(486)	(20)	—	123	9,402
Consumer
Home equity lines	3,019	137	—	(448)	(13)	—	(210)	3,553
Home equity loans	1,500	709	—	(103)	(94)	$(42)	27	1,003
Other consumer	19	143	—	(24)	(174)	—	—	74
Commercial (C&I)	2,001	1,189	3	(332)	(291)	—	(123)	1,555
Construction:
Residential	—	33		—	(33)	—	—	—
Commercial	—			—	—	—	—	—

Total nonperforming loans	21,954	6,678	10	(1,436)	(685)	(42)	—	17,429
Noncovered foreclosed assets	3,071	—	—	(325)	(135)	42	—	3,489

Total nonperforming assets	$25,025	$6,678	$10	$(1,761)	$(820)	—	—	$20,918

The table above does not include deposit overdraft charge-offs.

Nonperforming assets increased during the third quarter of 2017 by $4,107,000 (19.6%) to $25,025,000 at September 30, 2017 compared to $20,918,000 at June 30, 2017. The increase in nonperforming assets during the third quarter of 2017 was primarily the result of new nonperforming loans of $6,678,000, and advances on nonperforming loans of $10,000, that were partially offset by sales or upgrades of nonperforming loans to performing status totaling $1,436,000, dispositions of foreclosed assets totaling $325,000, loan charge-offs of $685,000, and write-downs on foreclosed assets of $135,000.

The $6,678,000 in new nonperforming loans during the third quarter of 2017 was comprised of increases of $1,144,000 on three residential real estate loans, $3,323,000 on five commercial real estate loans, $846,000 on 10 home equity lines and loans, $143,000 on 21 consumer loans, $1,189,000 on 15 C&I loans, and $33,000 on one residential construction loan.

The $1,144,000 in new nonperforming residential real estate loans was primarily made up of one loan in the amount of $939,000 secured by a single family property in northern California. The $3,323,000 in new nonperforming CRE loans was primarily comprised of two loans secured by commercial office properties in northern California. The $1,189,000 in new nonperforming C&I loans was primarily comprised of four loans within a single relationship secured by general business assets in northern California. Related charge-offs are discussed below.

Loan charge-offs during the three months ended September 30, 2017

In the third quarter of 2017, the Company recorded $685,000 in loan charge-offs and $176,000 in deposit overdraft charge-offs less $646,000 in loan recoveries and $55,000 in deposit overdraft recoveries resulting in $161,000 of net charge-offs. Primary causes of the loan charges taken in the third quarter of 2017 were gross charge-offs of $60,000 on two residential real estate loans, $20,000 on a single commercial real estate loan, $107,000 on six home equity lines and loans, $174,000 on 19 other consumer loans, $291,000 on four C&I loans and $33,000 on a single pool of Purchased Credit Impaired residential construction loans.

Total charge-offs were comprised of individual charges of less than $250,000 each. Generally losses are triggered by non-performance by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.

Changes in nonperforming assets during the three months ended June 30, 2017

(dollars in thousands):	Balance at June 30, 2017	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at March 31, 2017
Real estate mortgage:
Residential	$1,842	$1,097	—	$(16)	—	—	—	$761
Commercial	9,402	362	—	(3,085)	$(150)	—	$135	12,140
Consumer
Home equity lines	3,553	396	$360	(428)	(13)	$(462)	—	3,700
Home equity loans	1,003	283	—	(35)	(206)	—	—	961
Other consumer	74	255	—	(6)	(190)	—	—	15
Commercial (C&I)	1,555	1,684	—	(1,139)	(764)	—	$(135)	1,909
Construction:
Residential	—	1,071	—	(25)	(1,071)	—	—	25
Commercial	—	—	—	—	—	—	—	—

Total nonperforming loans	17,429	5,148	360	(4,734)	(2,394)	(462)	—	19,511
Noncovered foreclosed assets	3,489	—	—	(545)	43	$462	—	3,529

Total nonperforming assets	$20,918	$5,148	$360	$(5,279)	$(2,351)	—	—	$23,040

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

Changes in nonperforming assets during the three months ended March 31, 2017

(dollars in thousands):	Balance at March 31, 2017	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2016
Real estate mortgage:
Residential	$761	$345	—	$(33)	—	—		$449
Commercial	12,140	1,712	—	(380)	—	$(85)	—	10,893
Consumer
Home equity lines	3,700	—	—	(1,107)	$(71)	—	$(59)	4,937
Home equity loans	961	199	—	(136)	(31)	—	59	870
Other consumer	15	57	—	(9)	(71)	—	—	38
Commercial (C&I)	1,909	129	—	(1,017)	(133)	—	—	2,930
Construction:
Residential	25	14	—	—	—	—	—	11
Commercial	—	—	—	—	—	—	—	—

Total nonperforming loans	19,511	2,456	—	(2,682)	(306)	(85)	—	20,128
Noncovered foreclosed assets	3,529	—	—	(385)	66	85	—	3,763
Covered foreclosed assets	—	—	—	(223)	—	—	—	223

Total nonperforming assets	$23,040	$2,456	—	$(3,290)	$240	—	—	$24,114

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

The $2,456,000 in new nonperforming loans during the first quarter of 2017 was comprised of increases of $345,000 on three residential real estate loans, $1,712,000 on one commercial real estate loan, $199,000 on three home equity lines and loans, $57,000 on 10 consumer loans, $129,000 on two C&I loans, and $14,000 on a single residential construction loan.

The $1,712,000 in new nonperforming commercial real estate loans was entirely comprised of one loan secured by a commercial mini storage facility in central California. Related charge-offs are discussed below.

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

Specifically, in assessing how much environmental factor allowance needed to be provided, management considered the following:

•	with respect to the economy, management considered the effects of changes in GDP, unemployment, CPI, debt statistics, housing starts, home affordability, and other economic factors which serve as indicators of economic health and trends and which may have an impact on the performance of our borrowers, and

•	with respect to changes in the interest rate environment, management considered the recent changes in interest rates and the resultant economic impact it may have had on borrowers with high leverage and/or low profitability; and

•	with respect to changes in energy prices, management considered the effect that increases, decreases or volatility may have on the performance of our borrowers, and

•	with respect to loans to borrowers in new markets and growth in general, management considered the relatively short seasoning of such loans and the lack of experience with such borrowers, and

•	with respect to loans that have not yet been identified as impaired, management considered the volume and severity of past due loans, and

•	with respect to concentrations within the portfolio, management considered the risk introduced by concentrations among specific segments of the portfolio, underlying collateral types, borrowers or group of borrowers, and geographic areas.

Each of these considerations was assigned a factor and applied to a portion or the entire originated and PNCI loan portfolios. Since these factors are not derived from experience and are applied to large non-homogeneous groups of loans, they are available for use across the portfolio as a whole.

Acquired loans are valued as of their acquisition date in accordance with FASB ASC Topic 805, Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are referred to as purchased credit impaired (PCI) loans. PCI loans are accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In addition, because of the significant credit discounts associated with the loans acquired in the Granite acquisition, the Company elected to account for all loans acquired in the Granite acquisition under FASB ASC Topic 310-30, and classify them all as PCI loans. Under FASB ASC Topic 805 and FASB ASC Topic 310-30, PCI loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. Fair value is defined as the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The difference between contractual future payments and estimated future payments is referred to as the nonaccretable difference. The difference between estimated future payments and the present value of the estimated future payments is referred to as the accretable yield. The accretable yield represents the amount that is expected to be recorded as interest income over the remaining life of the loan. If after acquisition, the Company determines that the future cash flows of a PCI loan are expected to be more than the originally estimated, an increase in the discount rate (effective yield) would be made such that the newly increased accretable yield would be recognized, on a level yield basis, over the remaining estimated life of the loan. If after acquisition, the Company determines that the future cash flows of a PCI loan are expected to be less than the previously estimated, the discount rate would first be reduced until the present value of the reduced cash flow estimate equals the previous present value however, the discount rate may not be lowered below its original level. If the discount rate has been lowered to its original level and the present value has not been sufficiently lowered, an allowance for loan loss would be established through a provision for loan losses charged to expense to decrease the present value to the required level. If the estimated cash flows improve after an allowance has been established for a loan, the allowance may be partially or fully reversed depending on the improvement in the estimated cash flows. Only after the allowance has been fully reversed may the discount rate be increased.    PCI loans are put on nonaccrual status when cash flows cannot be reasonably estimated. PCI loans are charged off when evidence suggests cash flows are not recoverable.    Foreclosed assets from PCI loans are recorded in foreclosed assets at fair value with the fair value at time of foreclosure representing cash flow from the loan. ASC 310-30 allows PCI loans with similar risk characteristics and acquisition time frame to be “pooled” and have their cash flows aggregated as if they were one loan.

The Components of the Allowance for Loan Losses

The following table sets forth the allowance for loan losses as of the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2017	2016
Allowance for originated and PNCI loan losses:
Specific allowance	$2,140	$2,046
Formula allowance	16,469	17,485
Environmental factors allowance	9,851	10,275

Allowance for originated and PNCI loan losses	28,460	29,806
Allowance for PCI loan losses	287	2,697

Allowance for loan losses	$28,747	$32,503

Allowance for loan losses to loans	0.98%	1.18%

For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Provision for Loan Losses” at “Results of Operations” and “Allowance for Loan Losses” above. Based on the current conditions of the loan portfolio, management believes that the $28,747,000 allowance for loan losses at September 30, 2017 is adequate to absorb probable incurred losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

(in thousands)	September 30, 2017	December 31, 2016
Real estate mortgage	$13,588	$14,264
Consumer	8,302	10,312
Commercial	4,802	5,831
Real estate construction	2,055	2,096

Total allowance for loan losses	$28,747	$32,503

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

	September 30, 2017	December 31, 2016
Real estate mortgage	47.3%	43.9%
Consumer	28.9%	31.7%
Commercial	16.7%	17.9%
Real estate construction	7.1%	6.5%

Total allowance for loan losses	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses as a percentage of the total loans for each loan category as of the dates indicated:

	September 30, 2017	December 31, 2016
Real estate mortgage	0.62%	0.68%
Consumer	2.30%	2.80%
Commercial	2.11%	2.69%
Real estate construction	1.39%	1.71%

Total allowance for loan losses	0.98%	1.18%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Allowance for loan losses:
Balance at beginning of period	$28,143	$35,509	$32,503	$36,011
Benefit from reversal of provision for loan losses	765	(3,973)	(1,588)	(4,537)
Loans charged off:
Real estate mortgage:
Residential	(60)	(50)	(60)	(212)
Commercial	(20)	—	(170)	(793)
Consumer:
Home equity lines	(14)	(122)	(98)	(450)
Home equity loans	(94)	(25)	(331)	(118)
Other consumer	(349)	(160)	(831)	(600)
Commercial	(291)	(307)	(1,188)	(421)
Construction:
Residential	(33)	—	(1,104)	—
Commercial	—	—		—

Total loans charged off	(861)	(664)	(3,782)	(2,594)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	—	391	—	618
Commercial	238	20	365	902
Consumer:
Home equity lines	189	1,580	487	1,921
Home equity loans	121	429	146	501
Other consumer	91	107	300	338
Commercial	61	85	315	323
Construction:
Residential	—	—		—
Commercial	—	—	1	1

Total recoveries of previously charged off loans	700	2,612	1,614	4,604

Net (charge-offs) recoveries	(161)	1,948	(2,168)	2,010

Balance at end of period	$28,747	$33,484	$28,747	$33,484

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Reserve for unfunded commitments:
Balance at beginning of period	$2,599	$2,635	$2,719	$2,475
Provision for losses – unfunded commitments	390	273	270	433

Balance at end of period	$2,989	$2,908	$2,989	$2,908

Balance at end of period:
Allowance for loan losses			$28,747	$33,484
Reserve for unfunded commitments			2,989	2,908

Allowance for loan losses and Reserve for unfunded commitments			$31,736	$36,392

As a percentage of total loans at end of period:
Allowance for loan losses			0.98%	1.23%
Reserve for unfunded commitments			0.10%	0.11%

Allowance for loan losses and Reserve for unfunded commitments			1.08%	1.34%

Average total loans	$2,878,944	$2,669,954	$2,807,453	$2,596,175
Ratios (annualized):
Net charge-offs during period to average loans outstanding during period	0.02%	(0.29)%	0.10%	(0.10)%
Provision (benefit from reversal of provision) for loan losses to average loans outstanding	0.11%	(0.60)%	(0.08)%	(0.23)%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the period indicated (dollars in thousands):

(dollars in thousands):	Balance at September 30, 2017	New NPA	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at June 30, 2017
Noncovered:
Land & Construction	$1,405	—	—	—	$(92)	—	—	$1,497
Residential real estate	1,386	—	—	$(326)	(42)	42	—	1,712
Commercial real estate	280	—	—	—	—	—	—	280

Total noncovered	3,071	—	—	(326)	(134)	42	—	3,489

Total foreclosed assets	$3,071	—	—	$(326)	$(134)	$42	—	$3,489

(dollars in thousands):	Balance at June 30, 2017	New NPA	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at March 31, 2017
Noncovered:
Land & Construction	$1,497	—	—	—	—	—	—	$1,497
Residential real estate	1,712	—	—	—	$(6)	$511	—	1,207
Commercial real estate	280	—	—	$(545)	(88)	88	—	825

Total noncovered	3,489	—	—	(545)	(94)	599	—	3,529

Total foreclosed assets	$3,489	—	—	$(545)	$(94)	$599	—	$3,529

(dollars in thousands):	Balance at March 31, 2017	New NPA	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2016
Noncovered:
Land & Construction	$1,497	—	—	$(15)	—	—	—	$1,512
Residential real estate	1,207	—	—	(234)	—	—	—	1,441
Commercial real estate	825	—	—	(136)	$66	$85	—	810

Total noncovered	3,529	—	—	(385)	66	85	—	3,763

Covered:
Land & Construction	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	(223)	—	—	—	223
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	—	—	—	(223)	—	—	—	223

Total foreclosed assets	$3,529	—	—	$(608)	$66	$85	—	$3,986

Premises and Equipment

Premises and equipment were comprised of:

	September 30, 2017	December 31, 2016
	(In thousands)
Land & land improvements	$10,021	$9,522
Buildings	43,860	42,345
Furniture and equipment	34,530	31,428

	88,411	83,295
Less: Accumulated depreciation	(39,892)	(37,412)

	48,519	45,883
Construction in progress	6,476	2,523

Total premises and equipment	$54,995	$48,406

During the nine months ended September 30, 2017, premises and equipment increased $6,589,000 due to purchases of $10,874,000, that were partially offset by depreciation of $4,224,000 and disposals of premises and equipment with net book value of $61,000.

Intangible Assets

Intangible assets at were comprised of the following as of the dates indicated:

(In thousands)	September 30, 2017	December 31, 2016
Core-deposit intangible	$5,513	$6,563
Goodwill	64,311	64,311

Total intangible assets	$69,824	$70,874

The core-deposit intangible assets resulted from the Bank’s acquisition of three bank branches from Bank of America on March 18, 2016, North Valley Bancorp in 2014, Citizens in 2011, and Granite in 2010. The goodwill intangible asset includes $849,000 from the acquisition of three bank branches from Bank of America on March 18, 2016, $47,943,000 from the North Valley Bancorp acquisition in 2014, and $15,519,000 from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $339,000 and $359,000 was recorded during the three months ended September 30, 2017 and 2016, respectively. Amortization of core deposit intangible assets amounting to $1,050,000 and $1,017,000 was recorded during the nine months ended September 30, 2017 and 2016, respectively.

Investment in Low Income Housing Tax Credit Funds

During the three and nine month periods ended September 30, 2017, the Company’s investment in low income housing tax credit funds, recorded in other assets, decreased $366,000 and $1,012,000, respectively, to $17,453,000 due amortization of such investments. The Company’s investment in low income housing tax credit funds is recorded in other assets. During the three and nine month periods ended September 30, 2017, the Company made capital contributions of $903,000 and $3,737,000, respectively, to several of its five existing low income housing tax credit fund investments reducing its commitment for future capital contributions to $11,439,000 at September 30, 2017. This commitment for low income housing tax credit funds is recorded in other liabilities.

Deposits

During the nine months ended September 30, 2017, the Company’s deposits increased $31,896,000 (0.8%) to $3,927,456,000. Included in the September 30, 2017 and December 31, 2016 certificate of deposit balances are $50,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. See Note 13 to the condensed consolidated financial statements at Item 1 of Part I of this report for more information about the Company’s deposits.

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

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. During the nine months ended September 30, 2017, the Company did not repurchase any shares under this plan. This plan has no stated expiration date for the repurchases. As of September 30, 2017, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $506,733,000 at September 30, 2017. This amount represents an increase of $29,386,000 (6.2%) from December 31, 2016, the net result of comprehensive income for the period of $40,866,000, the effect of equity compensation vesting of $1,184,000, and the exercise of stock options of $2,418,000, that were partially offset by dividends paid of $11,228,000, and repurchase of common stock of $3,854,000. The Company’s ratio of equity to total assets was 10.9% and 10.6% as of September 30, 2017 and December 31, 2016, respectively. We believe that the Company and the Bank were in compliance with applicable minimum capital requirements set forth in the final Basel III Capital rules as of September 30, 2017. The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	September 30, 2017		December 31, 2016
		Minimum		Minimum
		Regulatory		Regulatory
	Ratio	Requirement	Ratio	Requirement
Total capital	14.42%	9.250%	14.77%	8.625%
Tier I capital	13.55%	7.250%	13.74%	6.625%
Common equity Tier 1 capital	12.06%	5.750%	12.17%	5.125%
Leverage	10.98%	4.000%	10.62%	4.000%

See Note 19 and Note 29 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

Liquidity

The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At September 30, 2017, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $787,044,000, or 16.9% of total assets, representing an increase of $9,382,000 (1.2%) from $777,662,000, or 17.2% of total assets at December 31, 2016. This increase in cash and securities available for sale is due mainly to increases in deposits and other borrowings, cash from operations and the maturity of held to maturity securities that were substantially offset by loan growth during the nine months ended September 30, 2017. The Company’s profitability during the first nine months of 2017 generated cash flows from operations of $45,817,000 compared to $38,884,000 during the first nine months of 2016. Maturities of investment securities produced cash inflows of $111,615,000 during the nine months ended September 30, 2017 compared to $131,387,000 during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the Company invested in securities totaling $195,465,000 and net loan principal increases of $174,914,000 compared to $160,787,000 invested in securities and $220,869,000 net loan principal increases, respectively, during the first nine months of 2016. Proceeds from the sale of loans other than loans originated for sale accounted for $32,029,000 of investing sources of funds during the nine months ended September 30, 2016. Proceeds from the sale of foreclosed assets accounted for $1,787,000 and $3,375,000 of investing sources of funds during the nine months ended September 30, 2017 and 2016, respectively. Proceeds from the sale of premises held for sale accounted for $3,338,000 of investing sources of funds during the nine months ended September 30, 2017. The acquisition of three bank branches and the assumption of $161,231,000 of associated deposit balances, from Bank of America on March 18, 2016, accounted for $156,316,000 of investing sources of funds during the nine months ended September 30, 2016. These changes in investment and loan balances, proceeds from sale of foreclosed assets and premises held for sale, and the acquisition of branches and associated deposits, contributed to net cash used by investing activities of $263,864,000 during the nine months ended September 30, 2017, compared to net cash provided by investing activities of $67,366,000 during the nine months ended September 30, 2016. Financing activities provided net cash of $100,469,000 during the nine months ended September 30, 2017, compared to net cash used by financing activities of $40,109,000 during the nine months ended September 30, 2016. Deposit balance increases accounted for $31,896,000 and $43,515,000 of financing uses of funds during the nine months ended September 30, 2017 and 2016, respectively. Net changes in other borrowings accounted for $81,237,000 and $6,907,000 of financing sources of funds during the nine months ended September 30, 2017 and 2016, respectively. Dividends paid used $11,228,000 and $10,265,000 of cash during the nine months ended September 30, 2017 and 2016, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2017 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December  31, 2016

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

During the three months ended September 30, 2017, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2017:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number shares that may yet be purchased under the plans or programs(2)
July 1-31, 2017	—	—	—	333,400
Aug. 1-31, 2017	9,672	$36.34	—	333,400
Sep. 1-30, 2017	12,066	$34.50	—	333,400

Total	21,738	$35.32	—	333,400

(1)	Includes shares purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 19 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.
(2)	Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.

Item 6 – Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 17, 2009).

3.2	Bylaws of TriCo, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).

4.1	Instruments defining the rights of holders of the long-term debt securities of the TriCo and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. TriCo hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1*	Form of Change of Control Agreement among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, John Fleshood, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).

10.2*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.3*	TriCo’s 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.4*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.5*	Transaction Bonus Agreement between TriCo Bancshares and Richard P. Smith dated as of August 7, 2014 (incorporated by reference to Exhibit 10.4 to TriCo’s Form 8-K filed on August 13, 2014).

10.6*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.7*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.8*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.9*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.10*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.12*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.13*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.14*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.15*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.18*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.19*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Employee Executives pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

`

Item 6 – Exhibits (continued)

10.21*	Form of Restricted Stock Unit Agreement and Grant Notice for Directors pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.22*	Form of Performance Award Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to TriCo’s Current Report on Form 8-K filed August 13, 2014).

10.23*	John Fleshood Offer Letter dated November 3, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).

10.24*	Amendment to John Fleshood Offer Letter dated December 19, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES (Registrant)
Date: November 9, 2017	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal accounting and financial officer)