Form 10-K
period 2017-12-31
TRICO BANCSHARES /
filed 2018-03-01
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2017, was approximately $712,127,000 (based on the closing sales price of the Registrant’s common stock on the date). This computation excludes a total of 2,665,409 shares that are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The number of shares outstanding of Registrant’s common stock, as of February 23, 2018, was 22,956,323.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of the Registrant’s definitive proxy statement for the 2018 annual meeting of shareholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrants’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

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

PART I

ITEM 1. BUSINESS

Information about TriCo Bancshares’ Business

TriCo Bancshares is a bank holding company incorporated in California in 1981 and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company’s principal subsidiary is Tri Counties Bank, a California-chartered commercial bank (the “Bank”). The Bank offers banking services to retail customers and small to medium-sized businesses through 57 traditional branches, 9 in-store branches and 2 loan production offices in northern and central California and had total assets of approximately $4.76 billion at December 31, 2017. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits. See “Business of Tri Counties Bank”. The Company and the Bank are headquartered in Chico, California.

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

The Bank has emphasized retail banking since it opened. Most of the Bank’s customers are retail customers and small to medium-sized businesses. The Bank emphasizes serving the needs of local businesses, farmers and ranchers, retired individuals and wage earners. The majority of the Bank’s loans are direct loans made to individuals and businesses in Northern and Central California where its branches are located. At December 31, 2017, the total of the Bank’s consumer loans net of deferred fees outstanding was $356,874,000 (11.8%), the total of commercial loans outstanding was $220,412,000 (7.3%), and the total of real estate loans including construction loans of $137,557,000 was $2,437,879,000 (80.9%). The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

Proposed Merger with FNB Bancorp

On December 11, 2017, the Company and FNB Bancorp (“FNBB”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) pursuant to which FNBB will be merged with and into TriCo, with TriCo as the surviving corporation (the “Merger”). The Merger Agreement provides that immediately after the Merger, FNBB’s bank subsidiary, First National Bank of Northern California (“First National Bank”), will merge with and into TriCo’s bank subsidiary, Tri Counties Bank, with Tri Counties Bank as the surviving bank (the “Bank Merger”). The Merger and Bank Merger are collectively referred to as the “Proposed Transaction.”

The Merger Agreement provides that each share of FNBB common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive 0.98 shares of TriCo common stock (the “Exchange Ratio”), with cash paid in lieu of fractional shares of TriCo common stock.

Based on the closing price of TriCo common stock of $41.64 on December 8, 2017, the consideration value was $40.81 per share of FNBB common stock or approximately $315.3 million in aggregate. The value of the merger consideration will fluctuate until closing based on the value of TriCo’s stock and subject to a trading collar in certain circumstances. Upon consummation of the Merger, the shareholders of FNBB will own approximately 24% of the combined company.

The consummation of the Merger is subject to a number of conditions, which include: (i) the approval of the Merger Agreement by FNBB’s shareholders and the approval of the Merger Agreement and the issuance of shares of TriCo common stock by TriCo’s shareholders; (ii) as of the closing of the Merger, FNBB shall have tangible common equity of not less than $119.0 million, subject to credit for certain merger-related expenses and certain assumptions and adjustments that are set forth in the Merger Agreement; (iii) the receipt of all necessary regulatory approvals for the Proposed Transaction, without the imposition of conditions or requirements that the TriCo Board of Directors reasonably determines in good faith would, individually or in the aggregate, materially reduce the economic benefits of the Proposed Transaction; (iv) the absence of any regulation, judgment, decree, injunction or other order of a governmental authority which prohibits the consummation of the Proposed Transaction or which prohibits or makes illegal the consummation of the Proposed Transaction; (v) the effective registration of the shares of TriCo Common Stock to be issued to FNBB’s shareholders with the Securities and Exchange Commission (the “SEC”) and the approval of such shares for listing on the Nasdaq Global Select Market; (vi) all representations and warranties made by TriCo and FNBB in the Merger Agreement must remain true and correct, except for certain inaccuracies that would not have, or would not reasonably be expected to have, a material adverse effect; and (vii) TriCo and FNBB must have performed their respective obligations under the Merger Agreement in all material respects.

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

Employees

At December 31, 2017, the Company employed 1,023 persons, including six executive officers. Full time equivalent employees were 985. No employees of the Company are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are good.

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

Data Privacy and Cyber Security Regulation

The Company is subject to many U.S. federal, state and international laws and regulations governing requirements for maintaining policies and procedures to protect the non-public confidential information of customers and employees. The privacy provisions of the Gramm-Leach-Bliley Act generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information of consumer customers to third parties for certain purposes (primarily marketing) unless customers have the opportunity to “opt out” of the disclosure. Other laws and regulations, at the international, federal and state level, limit the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Gramm-Leach-Bliley Act also requires banks to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information.

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

In July, 2013, the federal banking agencies approved new capital rules implementing the “Basel III” regulatory capital reforms and other changes required by the Dodd-Frank Act. “Basel III” refers to capital guidelines adopted by the Basel Committee on Banking Supervision, which is a committee of central banks and bank supervisors/regulators from the major industrialized countries. The new capital rules include new risk-based capital and leverage ratios, which are being phased in from 2015 to 2019, and which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank as of January 1, 2015 under the new capital rules included: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The new capital rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer is to be phased-in over four years beginning on January 1, 2016, as follows: The buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019 (inclusive of the buffer): (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the new capital rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its common equity capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

We believe that we were in compliance with the requirements applicable to us as set forth in the new capital rules as of December 31, 2017.

Prompt Corrective Action

Prompt Corrective Action regulations of the federal bank regulatory agencies establish five capital categories in descending order (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), assignment to which depends upon the institution’s total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio. The new capital rules revised the prompt corrective action framework. Under the new prompt corrective action framework, which implements the new capital rules, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%). Institutions classified in one of the three undercapitalized categories are subject to certain mandatory and discretionary supervisory actions, which include increased monitoring and review, implementation of capital restoration plans, asset growth restrictions, limitations upon expansion and new business activities, requirements to augment capital, restrictions upon deposit gathering and interest rates, replacement of senior executive officers and directors, and requiring divestiture or sale of the institution. The Bank’s capital levels have exceeded the amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action since its adoption.

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

The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, the Bank may be required to pay even higher FDIC premiums than the recently increased levels. Increases in FDIC insurance premiums may have a material and adverse effect on the Company’s earnings and could have a material adverse effect on the value of, or market for, the Company’s common stock.

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

ITEM 1A. RISK FACTORS

There are a number of factors that may adversely affect the Company’s business, financial results, or stock price. Information concerning additional risk factors related to the proposed merger of the Company and FNB Bancorp is available in the Company’s registration statement on Form S-4 SEC to be filed with the SEC. In analyzing whether to make or continue holding an investment in the Company, investors should consider, among other factors, the following:

Risks Related to the Nature and Geographic Area of Our Business

We are exposed to risks in connection with the loans we make.

As a lender, we face a significant risk that we will sustain losses because borrowers, guarantors and related parties may fail to perform in accordance with the terms of the loans we make or acquire. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. We have underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that we believe appropriately address this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our respective loan portfolios. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results of operations. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner.

Our allowance for loan losses may not be adequate to cover actual losses.

Like other financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses would reduce our earnings and could materially and adversely affect our business, financial condition, results of operations and cash flows. The allowance for loan losses reflects our estimate of the probable incurred losses in our loan portfolio at the relevant balance sheet date. Our allowance for loan losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic factors. Determining an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. Federal and state regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for loan losses further or that the allowance will be adequate to absorb loan losses we actually incur. Either of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

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

A downturn in our real estate markets in which we conduct our business in California could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. As real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral could then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2017, approximately 91.9% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. So if there is a significant adverse decline in real estate values in California, the collateral for our loans will provide less security. Real estate values could also be affected by, among other things, earthquakes, drought and national disasters in our markets. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Competition in the banking and financial services industry is intense. Our profitability depends upon our continued ability to successfully compete. We primarily compete in northern and central California for loans, deposits and customers with commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage firms and Internet-based marketplace lending platforms. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies, such as Internet-based marketplace lenders, to provide financial services, often without many of regulatory and capital restrictions that we face. We also face competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits and our business, financial condition, results of operations and cash flows may be adversely affected.

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

Financial services institutions are interrelated as a result of clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral that we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.

Severe weather, natural disasters and other external events could adversely affect our business.

Our operations and our customer base are primarily located in northern and central California where natural and other disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, fires, droughts and floods, the nature and severity of which may be impacted by climate change. These types of natural catastrophic events have at times disrupted the local economies, our business and customers in these regions. Such events could also affect the stability of the Bank’s deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans and cause significant property damage, result in losses of revenue and/or cause us to incur additional expenses. In addition, catastrophic events occurring in other regions of the world may have an impact on our customers and in turn, on us. Our business continuity and disaster recovery plans may not be successful upon the occurrence of one of these scenarios, and a significant catastrophic event anywhere in the world could materially adversely affect our operating results.

The impacts of recent tax reform are not yet fully known, and these and other tax regulations could be subject to potential legislative, administrative or judicial changes or interpretations.

The tax reform bill enacted on December 22, 2017 has had, and is expected to continue to have, far-reaching and significant effects on us, our customers and the U.S. economy. The tax reform bill lowered the corporate federal statutory tax rate and eliminated or limited certain federal corporate deductions. It is too early to evaluate all of the potential consequences of the tax reform bill, but such consequences could include lower commercial customer borrowings, either due to the increase in cash flows as a result of the reduction in the corporate statutory tax rate or the utilization by businesses in certain sectors of alternative non-debt financing and/or early retirement of existing debt. Further, there can be no assurance that any benefits realized by us as a result of the reduction in the corporate federal statutory tax rate will ultimately result in increased net income, whether due to decreased loan yields as a result of competition or to other factors. Uncertainty also exists related to state and other taxing jurisdictions’ response to federal tax reform, which will continue to be monitored and evaluated.

Federal income tax treatment of corporations may be further clarified and modified by other legislative, administrative or judicial changes or interpretations at any time. Any such changes could adversely affect us.

Market and Interest Rate Risk

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and leases and investments, and interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and lease and deposit products may not change to the same degree over a given time period. If market interest rates should move contrary to our position, earnings may be negatively affected. In addition, loan and lease volume and quality and deposit volume and mix can be affected by market interest rates as can the businesses of our clients. Changes in levels of market interest rates could have a material adverse effect on our net interest spread, asset quality, origination volume, and overall profitability.

Market interest rates are beyond our control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, may negatively affect our ability to originate loans and leases, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately could affect our earnings.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Although we were successful in generating new loans during 2017, the continuation of historically low long-term interest rate levels may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress our loan volumes or cause rates on loans to decline. In addition, an increase in the general level of short-term interest rates on variable rate loans may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. Additionally, if short-term market rates rise, in order to retain existing deposit customers and attract new deposit customers we may need to increase rates we pay on deposit accounts. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

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

We also are subject to regulatory capital requirements. We could be subject to regulatory enforcement actions if, any of our regulators determines for example, that we have violated a law of regulation, engaged in unsafe or unsound banking practice or lack adequate capital. Federal and state governments and regulators could pass legislation and adopt policies responsive to current credit conditions that would have an adverse effect on the Company and its financial performance. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on our operations.

Compliance with changing regulation of corporate governance and public disclosure may result in additional risks and expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating additional expense for publicly-traded companies such as the Company. The application of these laws, regulations and standards may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management’s required assessment of its internal control over financial reporting and its external auditors’ audit of our internal control over financial reporting requires, and will continue to require, the commitment of significant financial and managerial resources. Further, the members of our board of directors, members of our audit or compensation and management succession committees, our chief executive officer, our chief financial officer and certain other executive officers could face an increased risk of personal liability in connection with the performance of their duties. It may also become more difficult and more expensive to obtain director and officer liability insurance. As a result, our ability to attract and retain executive officers and qualified board and committee members could be more difficult.

We may be adversely affected by recent changes in U.S. tax laws.

The enactment of the Tax Cuts and Jobs Act (the “TCJA”) on December 22, 2017 made significant changes to the Internal Revenue Code, many of which are highly complex and may require interpretations and implementing regulations. As a result of the TCJA’s reduction of the corporate income tax rate from 35% to 21%, we were required to re-measure our net deferred tax assets and to record a charge to income tax expense in the quarter ended December 31, 2017 of approximately $7.4 million, which amount is subject to refinement in future periods as further information becomes available. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes”. Furthermore, we may incur additional meaningful expenses (including professional fees) as the TCJA is implemented, and the expected impact of certain aspects of the statute remains unclear and subject to change.

The TCJA includes a number of provisions that will have an impact on the banking industry, borrowers and the market for residential real estate. These changes include: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense, and (iv) a limitation on the deductibility of property taxes and state and local income taxes. The TCJA may have an adverse effect on the market for and the valuation of residential properties, as well as on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership. Such an impact could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Risks Related to Growth and Expansion

Goodwill resulting from acquisitions may adversely affect our results of operations.

Goodwill and other intangible assets have increased substantially as a result of our acquisition of North Valley Bancorp in 2014 and will further increase following our acquisition of FNBB. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by U.S. GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

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

Existing and potential acquisitions may disrupt our business and dilute stockholder value.

On December 11, 2017, we entered into the Merger Agreement providing for our acquisition of FNBB and its wholly-owned subsidiary, First National Bank of Northern California. The Merger is expected to close in the second quarter of 2018, subject to the satisfaction of customary closing conditions, including the receipt of regulatory and shareholder approvals.

The success of the merger will depend on, among other things, our ability to realize the anticipated revenue enhancements and efficiencies and to combine the businesses of the Company and FNBB in a manner that does not materially disrupt the existing customer relationships of FNBB or result in decreased revenues resulting from any loss of customers and that permits growth opportunities to occur. If we are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

The Company and FNBB have operated and, until the completion of the Merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Merger. Integration efforts between the two companies could also divert management attention and resources.

These integration matters could have an adverse effect on each of the Company and FNBB the transition period and on the combined company following completion of the Merger.

We intend to continue to explore expanding our branch system through opening new bank branches and in-store branches in existing or new markets in northern and central California. In the ordinary course of business, we evaluate potential branch locations that would bolster our ability to cater to the small business, individual and residential lending markets in California. Any given new branch, if and when opened, will have expenses in excess of revenues for varying periods after opening that may adversely affect our results of operations or overall financial condition. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our stock’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from recent or future acquisitions could have a material adverse effect on our financial condition and results of operations.

We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate future acquisitions or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. In attempting to make such future acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	incurring substantial expenses in pursuing potential acquisitions without completing such acquisitions,

•	exposure to potential asset quality issues of the target company,

•	losing key clients as a result of the change of ownership,

•	the acquired business not performing in accordance with our expectations,

•	difficulties and expenses arising in connection with the integration of the operations of the acquired business with our operations,

•	difficulty in estimating the value of the target company,

•	needing to make significant investments and infrastructure, controls, staff, emergency backup facilities or other critical business functions that become strained by our growth,

•	management needing to divert attention from other aspects of our business,

•	potentially losing key employees of the acquired business,

•	incurring unanticipated costs which could reduce our earnings per share,

•	assuming potential liabilities of the acquired company as a result of the acquisition,

•	potential changes in banking or tax laws or regulations that may affect the target company,

•	potential disruption to our business, and

•	an acquisition may dilute our earnings per share, in both the short and long term, or it may reduce our tangible capital ratios.

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

As a holding company with no significant assets other than the Bank, we depend on dividends from the Bank to fund our operations and for a substantial portion of our revenues. Our ability to continue to pay dividends depends in large part upon our receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions to us is subject to the restrictions in the California Financial Code. As of December 31, 2017, the Bank could have paid approximately $85,254,000 in dividends to TriCo without the prior approval of the DBO. The amount that the Bank may pay in dividends is further restricted due to the fact that the Bank must maintain a certain minimum amount of capital to be considered a “well capitalized” institution as well as a separate capital conservation buffer, as further described under “Item 1 – Supervision and Regulation — Regulatory Capital Requirements” in this report.

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

As of December 31, 2017, directors and executive officers beneficially owned approximately 8.9% of our common stock and our Employee Stock Ownership Plan (“ESOP”) owned approximately 5.1%. Agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock beneficially owned by our board of directors, management, and the ESOP could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain our capital at desired or regulatory-required levels, or to fund future growth, our board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of our common stock. The sale of these shares may significantly dilute your ownership interest as a shareholder. New investors in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2017, we had outstanding trust preferred securities and accompanying junior subordinated debentures with face value of $62,889,000. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

Risks Relating to Systems, Accounting and Internal Controls

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We continually review and analyze our internal control over financial reporting for Sarbanes-Oxley Section 404 compliance. As part of that process we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board that require remediation. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected in a timely basis. A significant deficiency is a deficiency or combination of deficiencies, in internal control over financial reporting that is less severe than material weakness, yet important enough to merit attention by those responsible for the oversight of the Company’s financial reporting.

As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with Nasdaq. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

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

We rely on certain third-party vendors.

We are reliant upon certain third-party vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with applicable contractual arrangements or service level agreements. We maintain a system of policies and procedures designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure, (ii) changes in the vendor’s financial condition, (iii) changes in existing products and services or the introduction of new products and services, and (iv) changes in the vendor’s support for existing products and services. While we believe these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with applicable contractual arrangements or the service level agreements could be disruptive to our operations, which could have a material adverse effect on our business and our financial condition and results of operations.

Our business is highly reliant on technology and our ability and our third party service providers to manage the operational risks associated with technology.

Our business involves storing and processing sensitive consumer and business customer data. We depend on internal systems, third party service providers, and outsourced technology to support these data storage and processing operations. Despite our efforts to ensure the security and integrity of our systems, we may not be able to anticipate, detect or recognize threats to our systems or those of third party service providers or to implement effective preventive measures against all cyber security breaches. Cyberattack techniques change regularly and can originate from a wide variety of sources, including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments, and such third parties may seek to gain access to systems directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems. These risks may increase in the future as we continue to increase our mobile and other internet-based product offerings and expands our internal usage of web-based products and applications. A cyber security breach or cyberattack could persist for a long time before being detected and could result in theft of sensitive data or disruption of our transaction processing systems.

Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. A material breach of customer data security may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions and/or result in litigation. Cyber security risk management programs are expensive to maintain and will not protect us from all risks associated with maintaining the security of customer data and our proprietary data from external and internal intrusions, disaster recovery and failures in the controls used by our vendors. In addition, Congress and the legislatures of states in which we operate regularly consider legislation that would impose more stringent data privacy requirements, resulting in increased compliance costs.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is engaged in the banking business through 57 traditional branches, 9 in-store branches and 2 loan production offices in 26 counties in northern and central California including twelve offices in Shasta County, eight in Butte County, six in Humboldt County, five in Nevada County, four in Sacramento and Stanislaus Counties, three in Placer and Siskiyou Counties, two each in Fresno, Glenn, Mendocino, Sutter and Trinity Counties, and one each in Colusa, Contra Costa, Del Norte, Kern, Lake, Lassen, Madera, Merced, Sonoma, Tehama, Tulare, Yolo and Yuba Counties. All offices are constructed and equipped to meet prescribed security requirements.

The Company owns twenty-nine branch office locations, one administrative building with a branch location, five administrative buildings, and one other building that it leases out. The Company leases thirty-six branch office locations, two loan production offices, and three administrative locations. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

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

As part of the mediations, which took place concurrently, the Bank agreed in principal to settle the two matters in a consolidated settlement proceeding. The agreement was preliminarily approved by the court and notices were sent to the members of the purported classes. After reviewing the received claims, on January 12, 2018, the court approved the final settlement agreement on both matters. The total cost to the Bank was $1,469,000, of which $1,450,000 was previously accrued as of December 31, 2017 and 2016. These matters will not be discussed in future filings.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company’s common stock is traded on the Nasdaq under the symbol “TCBK.” The following table shows the high and the low closing sale prices for the common stock for each quarter in the past two years, as reported by Nasdaq:

2017:	High	Low
Fourth quarter	$43.42	$37.86
Third quarter	$40.75	$33.60
Second quarter	$36.77	$33.05
First quarter	$37.38	$32.84
2016:
Fourth quarter	$34.46	$25.49
Third quarter	$28.40	$25.40
Second quarter	$28.90	$24.60
First quarter	$27.44	$23.80

As of February 23, 2018 there were approximately 1,583 shareholders of record of the Company’s common stock. On February 23, 2018, the closing sales price was $38.29.

The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. As of December 31, 2017 $85,254,000 was available for payment of dividends by the Bank to the Company, under applicable laws and regulations. The Company paid cash dividends of $0.17 per common share in each of the quarters ended December 31, 2017, September 30, 2017, June 30, 2017, and $0.15 per common share in each of the quarters ended March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016, March 31, 2016.

Issuer Repurchases of Common Stock

The Company adopted a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. This plan has no stated expiration date for the repurchases. As of December 31, 2017, the Company had purchased 166,600 shares under this plan.

The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2017:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number shares that may yet be purchased under the plans or programs(2)
Oct. 1-31, 2017	—	—	—	333,400
Nov. 1-30, 2017	—	—	—	333,400
Dec. 1-31, 2017	—	—	—	333,400

Total	—	—	—	333,400

(1)	Includes shares purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 19 to the consolidated financial statements at Item 8 of Part II of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.
(2)	Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.

The following graph presents the cumulative total yearly shareholder return from investing $100 on December 31, 2012, in each of TriCo common stock, the Russell 3000 Index, and the SNL Western Bank Index. The SNL Western Bank Index compiled by SNL Financial includes banks located in California, Oregon, Washington, Montana, Hawaii and Alaska with market capitalization similar to that of TriCo’s. The amounts shown assume that any dividends were reinvested.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
TriCo Bancshares	100.00	172.66	153.12	173.61	220.88	249.10
Russell 3000 Index	100.00	133.55	150.32	151.04	170.28	206.26
SNL Western Bank Index	100.00	140.70	168.86	174.96	193.96	216.26

Equity Compensation Plans

The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2017. All of our equity compensation plans have been approved by shareholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	—	—	—
Equity compensation plans approved by shareholders	567,686	$16.84	527,039

Total	567,686	$16.84	527,039

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in connection with our consolidated financial statements and the related notes located at Item 8 of this report.

TRICO BANCSHARES

Financial Summary

(in thousands, except per share amounts)

Year ended December 31,	2017	2016	2015	2014	2013
Interest income	$181,402	$173,708	$161,414	$121,115	$106,560
Interest expense	6,798	5,721	5,416	4,681	4,696

Net interest income	174,604	167,987	155,998	116,434	101,864
Provision for (benefit from) loan losses	89	(5,970)	(2,210)	(4,045)	(715)
Noninterest income	50,021	44,563	45,347	34,516	36,829
Noninterest expense	147,024	145,997	130,841	110,379	93,604

Income before income taxes	77,512	72,523	72,714	44,616	45,804
Provision for income taxes	36,958	27,712	28,896	18,508	18,405

Net income	$40,554	$44,811	$43,818	$26,108	$27,399

Earnings per share:
Basic	$1.77	$1.96	$1.93	$1.47	$1.71
Diluted	$1.74	$1.94	$1.91	$1.46	$1.69
Per share:
Dividends paid	$0.66	$0.60	$0.52	$0.44	$0.42
Book value at December 31	$22.03	$20.87	$19.85	$18.41	$15.61
Tangible book value at December 31	$19.01	$17.77	$16.81	$15.31	$14.59
Average common shares outstanding	22,912	22,814	22,750	17,716	16,045
Average diluted common shares outstanding	23,250	23,087	22,998	17,923	16,197
Shares outstanding at December 31	22,956	22,868	22,775	22,715	16,077
At December 31:
Loans, net of allowance	$2,984,842	$2,727,090	$2,486,926	$2,245,939	$1,633,762
Total assets	4,761,315	4,517,968	4,220,722	3,916,458	2,744,066
Total deposits	4,009,131	3,895,560	3,631,266	3,380,423	2,410,483
Other borrowings	122,166	17,493	12,328	9,276	6,335
Junior subordinated debt	56,858	56,667	56,470	56,272	41,238
Shareholders’ equity	505,808	477,347	452,116	418,172	250,946
Financial Ratios:
For the year:
Return on average assets	0.89%	1.02%	1.11%	0.87%	1.04%
Return on average equity	8.10%	9.46%	10.04%	8.67%	11.34%
Net interest margin[1]	4.22%	4.23%	4.32%	4.17%	4.18%
Net loan losses (recoveries) to average loans	0.08%	(0.09)%	(0.07)%	(0.13)%	0.23%
Efficiency ratio[2]	64.7%	67.9%	64.7%	72.9%	67.3%
Average equity to average assets	10.99%	10.84%	11.01%	10.00%	9.21%
Dividend payout ratio	37.3%	30.6%	27.2%	30.1%	24.9%
At December 31:
Equity to assets	10.62%	10.57%	10.71%	10.68%	9.15%
Total capital to risk-adjusted assets	14.07%	14.65%	15.09%	15.63%	14.77%

[1]	Fully taxable equivalent.
[2]	Noninterest expense divided by the sum of fully taxable equivalent net interest income and noninterest income.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans, intangible assets and the fair value of acquired assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s policies related to estimates on the allowance for loan losses, other than temporary impairment of investments and impairment of intangible assets, can be found in Note 1 in the financial statements at Item 8 of this report.

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

	Year ended December 31,
	2017	2016	2015
Net interest income	$174,604	$167,987	$155,998
(Provision for) benefit from reversal of provision for loan losses	(89)	5,970	2,210
Noninterest income	50,021	44,563	45,347
Noninterest expense	(147,024)	(145,997)	(130,841)
Taxes	(36,958)	(27,712)	(28,896)

Net income	$40,554	$44,811	$43,818

Net income per average fully-diluted share	$1.77	$1.94	$1.91
Net income as a percentage of average shareholders’ equity (ROAE)	8.10%	9.46%	10.04%
Net income as a percentage of average total assets (ROAA)	0.89%	1.02%	1.11%

The Company uses certain non-GAAP measures to provide supplemental information regarding performance. The Company believes that presenting net income, effective tax rate, return on average assets (ROAA), return on average equity (ROAE), and earnings per common share, excluding the impact of merger & acquisition expenses and the effect of changes in tax rates, provides additional clarity to the users of the financial statements regarding core financial performance. The following table presents a comparison of net income, effective tax rate, ROAA, ROAE, and earnings per common share as reported, and as adjusted for the impact of merger & acquisition expenses and changes in tax rates, for the periods indicated:

	Year ended December 31,
(amounts in thousands, except per share amounts)	2017	2016	2015
Net income	$40,554	$44,811	$43,818
Effect of merger & acquisition expenses	491	454	340
Effect of income tax rate change	7,416	—	—

Adjusted net income	$48,462	$45,266	$44,158

Income tax expense	$36,958	$27,712	$28,896
Effect of non-deductible merger & acquisition expenses	(184)	—	—
Effect of income tax rate change	(7,416)	—	—

Adjusted income tax expense	$29,358	$27,712	$28,896

Effective tax rate	47.7%	38.2%	39.7%
Adjusted effective tax rate	37.9%	38.2%	39.7%
ROAA	0.89%	1.02%	1.11%
Adjusted ROAA	1.06%	1.04%	1.11%
ROAE	8.10%	9.46%	10.04%
Adjusted ROAE	9.68%	9.55%	10.12%
Earnings per common share:
Basic	$1.77	$1.96	$1.93
Diluted	$1.74	$1.94	$1.91
Adjusted earnings per common share:
Basic	$2.12	$1.98	$1.94
Diluted	$2.08	$1.96	$1.92
Merger & acquisition expenses	$530	$784	$586
Non-deductible merger & acquisition expenses	$438	—	—
Average assets	$4,554,505	$4,373,022	$3,963,998
Average equity	$500,653	$473,829	$436,301
Weighted average shares	22,912	22,814	22,750
Weighted average diluted shares	23,250	23,086	22,998

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities.

Following is a summary of the Company’s net interest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2017	2016	2015
Components of Net Interest Income
Interest income	$181,402	$173,708	$161,414
Interest expense	(6,798)	(5,721)	(5,416)

Net interest income	174,604	167,987	155,998
FTE adjustment	2,499	2,329	905

Net interest income (FTE)	$177,103	$170,316	$156,903

Net interest margin (FTE)	4.22%	4.23%	4.32%

Net interest income (FTE) for the year ended December 31, 2017 increased $6,787,000 (4.0%) to $177,103,000 from $170,316,000 during the year ended December 31, 2016. The increase in net interest income (FTE) was due primarily to a $212,930,000 (8.1%) increase in the average balance of loans to $2,842,659,000, and a 9 basis point increase in the average yield on investments–taxable that were partially offset by a 21 basis point decrease in the average yield on loans, and a 3 basis point increase in the average rate paid on interest bearing liabilities. The $212,930,000 increase in average loan balances compared to the prior year was due primarily to net organic (i.e., not purchased) loan growth that was funded by deposit growth and the use of interest bearing cash at banks and other borrowings. The 9 basis point increase in the average yield on investments-taxable was due to increased market rates on investment purchased, and slower prepay speeds on the Company’s mortgage backed securities (“MBS”) investments in 2017 compared to 2016. Slower prepay speeds for MBS investments with net purchase premiums result in higher yields, as was the case for the Company’s MBS investments during 2017 compared to 2016. Accounting for 12 basis points of the 21 point decrease in the average yield on loans from 2016 to 2017 was the recovery of $2,311,000 of loan interest income from the sale of loans in 2016. A decrease in purchased loan discounts accretion accounted for 5 basis points of the 21 point decrease in average loan yield, and the remaining 4 basis point decrease in average loan yield was due primarily to lower average yields on new loans compared to existing loans, primarily during the first half of 2017 that was somewhat alleviated in the second half of 2017 and included the effects of 25 basis point increases in the Federal Funds Rate and the Prime Lending Rate during each of December 2016, and March, June, and December 2017. The 3 basis point increase in the average rate paid on interest-bearing liabilities was due primarily to increased rates paid on time deposits, other borrowings, and junior subordinated debt.

Net interest income (FTE) for the year ended December 31, 2016 increased $13,413,000 (8.6%) to $170,316,000 from $156,903,000 during the year ended December 31, 2015. The increase in net interest income (FTE) was due primarily to a $240,292,000 (10.1%) increase in the average balance of loans to $2,629,729,000, a $140,526,000 (13.4%) increase in the average balance of investments to $1,190,509,000, and a seven basis point increase in the average yield of nontaxable investments from 4.85% during the year ended December 31, 2015 to 4.92% during the year ended December 31, 2016 , that were partially offset by a 15 basis point decrease in the average yield on loans from 5.52% during the year ended December 31, 2015 to 5.37% during the year ended December 31, 2016, and a 15 basis point decrease in the average yield on investments taxable from 2.74% during the year ended December 31, 2015 to 2.59% during the year ended December 31, 2016. The $240,292,000 increase in average loan balances during 2016 compared to 2015 was due primarily to organic loan growth. The $140,526,000 increase in average investment balances during 2016 compared to 2015 was due primarily to investment purchases in excess of investment maturities. The increases in average loan and investment balances during 2016 were funded primarily by a $350,461,000 increase in the average balance of deposits, and a $37,528,000 increase in the average balance of shareholders’ equity during 2016. The $350,461,000 increase in the average balance of deposits during 2016 compared to 2015 included the effect of the purchase of three branches and $161,231,000 of deposits from Bank of America on March 18, 2016. The seven basis point increase in the average yield of investments nontaxable was due to purchases of investments nontaxable with higher average tax-equivalent yields during 2016 compared to the yields on investments nontaxable that the Company owned during 2015. The 15 basis point decrease in average loan yields was due primarily to declines in market yields on new and renewed loans compared to yields on repricing, maturing, and paid off loans. The 15 basis point decrease in the average yield of investments taxable was due to purchases of investments taxable with lower average tax-equivalent yields during 2016 compared to the yields on investments taxable that the Company owned during 2015, and increased amortization of purchase premiums on mortgage backed securities during 2016 compared to 2015. The increased amortization of purchase premiums on mortgage backed securities during 2016 was due primarily to faster prepayment of existing mortgages caused by higher mortgage refinance activity that was caused by reduced mortgage rates during most of 2016 compared to 2015. The increases in average loan and investment balances added $13,264,000 and $5,461,000, respectively, to net interest income (FTE) while the decreases in average loan and investments taxable yields reduced net interest income (FTE) during 2016 by $4,104,000 and $1,602,000, respectively, compared to 2015. The increase in average investments nontaxable yield increased net interest income (FTE) during 2016 by $94,000 compared to 2015. Included in investment interest income during the years ended December 31, 2016 and 2015 were special cash dividend of $578,000 and $626,000, respectively, from the Company’s investment in Federal Home Loan Bank of San Francisco stock.

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

For more information related to loan interest income, including loan purchase discount accretion, see the Summary of Average Balances, Yields/Rates and Interest Differential and Note 30 to the consolidated financial statements at Part II, Item 8 of this report. The “Yield” and “Volume/Rate” tables shown below are useful in illustrating and quantifying the developments that affected net interest income during 2017 and 2016.

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

	Year ended December 31, 2017
	Average balance	Interest income/expense	Rates earned/paid
Assets
Loans	$2,842,659	$146,794	5.16%
Investment securities - taxable	1,087,302	29,096	2.68%
Investment securities - nontaxable	136,240	6,664	4.89%
Cash at Federal Reserve and other banks	126,432	1,347	1.07%

Total earning assets	4,192,633	183,901	4.39%

Other assets	361,872

Total assets	$4,554,505

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$939,516	744	0.08%
Savings deposits	1,368,705	1,683	0.12%
Time deposits	317,724	1,531	0.48%
Other borrowings	41,252	305	0.74%
Junior subordinated debt	56,762	2,535	4.47%

Total interest-bearing liabilities	2,723,959	6,798	0.25%

Noninterest-bearing demand	1,262,592
Other liabilities	67,301
Shareholders’ equity	500,653

Total liabilities and shareholders’ equity	$4,554,505

Net interest spread (1)			4.14%
Net interest income and interest margin (2)		$177,103	4.22%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

Summary of Average Balances, Yields/Rates and Interest Differential – Yield Tables (continued)

	Year ended December 31, 2016
	Average balance	Interest income/expense	Rates earned/paid
Assets
Loans	$2,629,729	$141,086	5.37%
Investment securities - taxable	1,064,410	27,578	2.59%
Investment securities - nontaxable	126,099	6,210	4.92%
Cash at Federal Reserve and other banks	205,263	1,163	0.57%

Total earning assets	4,025,501	176,037	4.37%

Other assets	347,521

Total assets	$4,373,022

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$878,436	441	0.05%
Savings deposits	1,344,304	1,685	0.13%
Time deposits	342,511	1,357	0.40%
Other borrowings	18,873	9	0.05%
Junior subordinated debt	56,566	2,229	3.94%

Total interest-bearing liabilities	2,640,690	5,721	0.22%

Noninterest-bearing demand	1,193,297
Other liabilities	65,206
Shareholders’ equity	473,829

Total liabilities and shareholders’ equity	$4,373,022

Net interest spread (1)			4.15%
Net interest income and interest margin (2)		$170,316	4.23%

	Year ended December 31, 2015
	Average balance	Interest income/expense	Rates earned/paid
Assets
Loans	$2,389,437	$131,836	5.52%
Investment securities - taxable	1,000,221	27,421	2.74%
Investment securities - nontaxable	49,762	2,414	4.85%
Cash at Federal Reserve and other banks	189,506	648	0.34%

Total earning assets	3,628,926	162,319	4.47%

Other assets	335,072

Total assets	$3,963,998

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$808,281	476	0.06%
Savings deposits	1,183,201	1,475	0.12%
Time deposits	340,443	1,482	0.44%
Other borrowings	8,668	4	0.05%
Junior subordinated debt	56,345	1,979	3.51%

Total interest-bearing liabilities	2,396,938	5,416	0.23%

Noninterest-bearing demand	1,076,162
Other liabilities	54,597
Shareholders’ equity	436,301

Total liabilities and shareholders’ equity	$3,963,998

Net interest spread (1)			4.24%
Net interest income and interest margin (2)		$156,903	4.32%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

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

	2017 over 2016			2016 over 2015
	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
	(dollars in thousands)
Increase (decrease) in interest income:
Loans	$11,434	$(5,726)	$5,708	$13,264	$(4,014)	$9,250
Investments - taxable	593	925	1,518	1,759	(1,602)	157
Investments - nontaxable	499	(45)	454	3,702	94	3,796
Cash at Federal Reserve and other banks	(449)	633	184	54	461	515

Total	12,077	(4,213)	7,864	18,779	(5,061)	13,718

Increase (decrease) in interest expense:
Demand deposits (interest-bearing)	31	272	303	42	(77)	(35)
Savings deposits	32	(34)	(2)	193	17	210
Time deposits	(99)	273	174	9	(135)	(126)
Other borrowings	11	285	296	5	—	5
Junior subordinated debt	8	298	306	8	243	251

Total	(17)	1,094	1,077	257	48	305

Increase (decrease) in net interest income	$12,094	$(5,307)	$6,787	$18,522	$(5,109)	$13,413

Provision for Loan Losses

The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – year ended December 31, 2017 and 2016” at Note 5 in Item 8 of Part II of this report for the components that make up the provision for loan losses for the years ended December 31, 2017 and 2016.

The Company provided $89,000 for loan losses during the year ended December 31, 2017 versus a $5,970,000 reversal of provision for loan losses during the year ended December 31, 2016. The increase in provision for loan losses for the year ended December 31, 2017 compared to the year ended December 31, 2016 was due primarily to an increase of $4,266,000 (21.2%) in nonperforming loans during 2017 compared to a $16,991,000 (45.8%) decrease in nonperforming loans during 2016, and net charge-offs of $2,269,000 during 2017 compared to net recoveries of $2,462,000 during 2016. As shown in the Table labeled “Allowance for Loan Losses - year ended December 31, 2017” at Note 5 in Item 8 of Part II of this report residential and commercial real estate loans, home equity lines of credit, home equity loans, and commercial construction loans experienced a reversal of provision for loan losses during the year ended December 31, 2017. The level of provision, or reversal of provision, for loan losses of each loan category during the year ended December 31, 2017 was due primarily to a decrease in the required allowance for loan losses as of December 31, 2017 when compared to the required allowance for loan losses as of December 31, 2016 less net charge-offs during the year ended December 31, 2017. All categories of loans except C & I loans experienced a decrease in the required allowance for loan losses during the year ended December 31, 2017. These decreases in required allowance for loan losses were due primarily to improvements in estimated cash flows and collateral values for impaired loans, and reductions in historical loss factors that were offset by increases in loan balances and nonperforming loans in some loan categories. For details of the change in nonperforming loans during the year ended December 31, 2017 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the year ended December 31, 2017” and “Changes in nonperforming assets during the three months ended December 31, September 30, June 30, and March 31, 2017” under the heading “Asset Quality and Non-Performing Assets” below.

The Company benefited from a $5,970,000 reversal of provision for loan losses during the year ended December 31, 2016 versus a $2,210,000 reversal of provision for loan losses during the year ended December 31, 2015. The increase in the reversal of provision for loan losses for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily the result of an increase in net loan recoveries from 0.07% of average loans during 2015 to 0.09% of average loans during 2016, a decrease in nonperforming loans from $37,119,000 at December 31, 2015 to $20,128,000 at December 31, 2016, continued improvement in loan portfolio loss history, and improvements in collateral values and estimated cash flows related to nonperforming loans and purchased credit impaired loans. As shown in the Table labeled “Allowance for

Loan Losses - year ended December 31, 2016” at Note 5 in Item 8 of Part II of this report, residential real estate loans, home equity lines of credit, home equity loans, and commercial construction loans experienced a reversal of provision for loan losses during the year ended December 31, 2016. The level of provision, or reversal of provision, for loan losses of each loan category during the year ended December 31, 2016 was due primarily to a decrease in the required allowance for loan losses as of December 31, 2016 when compared to the required allowance for loan losses as of December 31, 2015 less net charge-offs during the year ended December 31, 2016. All categories of loans except commercial real estate mortgage loans, C & I loans, and residential construction loans experienced a decrease in the required allowance for loan losses during the year ended December 31, 2016. These decreases in required allowance for loan losses were due primarily to reduced impaired loans, improvements in estimated cash flows and collateral values for the remaining and newly impaired loans, and reductions in historical loss factors that, in part, determine the required loan loss allowance for performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 8 of Part II of this report. These same factors were also present, to some extent, for commercial real estate mortgage loans, C & I loans, and residential construction loans, but were more than offset by the effect of increased loan balances in these loan categories resulting in net provisions for loan losses in these categories during the year ended December 31, 2016.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015
Service charges on deposit accounts	$16,056	$14,365	$14,276
ATM and interchange fees	16,727	15,859	13,364
Other service fees	3,282	3,121	2,977
Mortgage banking service fees	2,076	2,065	2,164
Change in value of mortgage servicing rights	(718)	(2,184)	(701)

Total service charges and fees	37,423	33,226	32,080

Gain on sale of loans	3,109	4,037	3,064
Commissions on sale of non-deposit investment products	2,729	2,329	3,349
Increase in cash value of life insurance	2,685	2,717	2,786
Gain on sale of investments	961	—	—
Lease brokerage income	782	711	712
Gain on sale of foreclosed assets	711	262	991
Change in indemnification asset	490	(493)	(207)
Sale of customer checks	372	408	492
Life insurance benefit in excess of cash value	108	238	155
Loss on disposal of fixed assets	(142)	(147)	(129)
Other	793	1,275	2,054

Total other noninterest income	12,598	11,337	13,267

Total noninterest income	$50,021	$44,563	$45,347

Noninterest income increased $5,458,000 (12.2%) to $50,021,000 in 2017 compared to 2016. The increase in noninterest income was due primarily to an increase in service charges on deposit accounts of $1,691,000 (11.8%) to $16,056,000, an increase in ATM fees and interchange revenue of $868,000 (5.5%) to $16,727,000, an increase of $1,466,000 in change in value of mortgage servicing rights, a $961,000 increase in gain on sale of investments, which were partially offset by a $928,000 (23.0%) decrease in gain on sale of loans, and a $482,000 (37.8%) decrease in other noninterest income. The $1,691,000 increase in service charges on deposit accounts was due primarily to increased fee generation from both consumer and business checking customers. The $868,000 increase in ATM fees and interchange revenue was due primarily to the Company’s continued focus in this area, and growth in electronic payments volume. The $1,466,000 improvement in change in value of mortgage servicing rights (MSRs) was due primarily to a decrease in the market rate of return for such servicing rights thus increasing their value at December 31, 2017 compared to December 31, 2016. The $961,000 gain on sale of investment securities was due to the Company’s decision to sell $24,796,000 of investment securities during the three months ended September 30, 2017 while no investment sales were made during 2016. The $983,000 increase in change in indemnification agreement was the result of the termination of its indemnification agreements with the FDIC during 2017. The $928,000 decrease in gain on sale of loans was due primarily to reduced residential mortgage refinance activity in 2017 compared to 2016.

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

Noninterest Expense

The following table summarizes the Company’s other noninterest expense for the periods indicated (dollars in thousands):

The components of noninterest expense were as follows (in thousands):	Years Ended December 31,
	2017	2016	2015
Base salaries, net of deferred loan origination costs	$54,589	$53,169	$46,822
Incentive compensation	9,227	8,872	6,964
Benefits and other compensation costs	19,114	18,683	17,619

Total salaries and benefits expense	82,930	80,724	71,405

Occupancy	10,894	10,139	10,126
Data processing and software	10,448	8,846	7,670
Equipment	7,141	6,597	5,997
ATM & POS network charges	4,752	4,999	4,190
Advertising	4,101	3,829	3,992
Professional fees	3,745	5,409	4,545
Telecommunications	2,713	2,749	3,007
Assessments	1,676	2,105	2,572
Operational losses	1,394	1,564	737
Intangible amortization	1,389	1,377	1,157
Postage	1,296	1,603	1,296
Courier service	1,035	998	1,154
Change in reserve for unfunded commitments	445	244	330
Foreclosed assets expense	231	266	490
Provision for foreclosed asset losses	162	140	502
Legal settlement	—	1,450	—
Merger & acquisition expense	530	784	586
Miscellaneous other	12,142	12,174	11,085

Total other noninterest expense	64,094	65,273	59,436

Total noninterest expense	$147,024	$145,997	$130,841

Merger and acquisition expense:
Base salaries, net of loan origination costs	—	$187	—
Data processing and software	—	—	$108
Professional fees	$513	342	120
Other	17	255	358

Total merger expense	$530	$784	$586

Average full time equivalent staff	1,000	999	949
Noninterest expense to revenue (FTE)	64.7%	67.9%	64.7%

Salary and benefit expenses increased $2,206,000 (2.7%) to $82,930,000 during the year ended December 31, 2017 compared to the year ended December 31, 2016. Base salaries, incentive compensation and benefits & other compensation expense increased $1,420,000 (2.7%), 355,000 (4.0%), and 431,000 (2.3%), respectively, to $54,589,000, $9,227,000 and $19,114,000, respectively, during the year ended December 31, 2017. The increases in these categories of salary and benefits expense are primarily due to annual merit increases. The average number of full-time equivalent staff increased 1 (0.1%) from 999 during the year ended December 31, 2016 to 1,000 for the year ended December 31, 2017.

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

Other noninterest expense decreased $1,179,000 (1.8%) to $64,094,000 during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease in other noninterest expense was due primarily to a $1,664,000 (30.8%) decrease in professional fees, and a $1,450,000 decrease in litigation contingent liability expense, that were partially offset by a $1,602,000 (18.1%) increase in data processing and software expense, a $755,000 (7.4%) increase in occupancy expense, and a $544,000 (8.2%) increase in equipment expense. The $1,664,000 decrease in professional fees was due primarily to consulting fees related to system conversions during 2016. The $1,450,000 decrease in litigation contingent liability expense was due to a single specific liability incurred during 2016. The $1,602,000 increase in data processing and software expense was due primarily to data system outsourcing and enhancements that occurred throughout 2016, and early 2017. The $755,000 increase in occupancy expense was due primarily to increases in building maintenance and remodel, and lease expense. The $544,000 increase in equipment expense was due primarily to increased depreciation expense related to technology and other equipment, and furniture.

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

Income Taxes

On December 22, 2017, President Donald Trump signed into law “H.R.1”, commonly known as the “Tax Cuts and Jobs Act”, which among other items reduces the Federal corporate tax rate from 35% to 21% effective January 1, 2018. While this decrease in the Federal corporate tax rate is expected to have a positive impact on the Company’s net income beginning January 1, 2018, the enactment of the law during 2017 required the Company to re-measure its deferred tax assets and liabilities. The Company concluded that this caused the Company’s net deferred tax asset to be reduced, and Federal income tax expense to be increased by $7,416,000 during the fourth quarter of 2017. Additionally, amortization expense of the low income housing tax credit investments was accelerated by $226,000.

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2017, 2016 and 2015 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Years Ended December 31,
	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.9	6.8	6.6
Tax Cuts and Jobs Act impact on deferred measurement	9.6	—	—
Tax-exempt interest on municipal obligations	(1.9)	(1.8)	(0.7)
Tax-exempt life insurance related income	(1.3)	(1.3)	(1.3)
Equity compensation	(1.2)	—	—
Low income housing tax credit benefits	(2.3)	(1.3)	(0.4)
Low income housing tax credit amortization	2.1	0.8	—
Non-deductible joint beneficiary agreement expense	0.1	0.1	0.1
Non-deductible merger expense	0.2	—	—
Other	0.5	(0.1)	0.4

Effective Tax Rate	47.7%	38.2%	39.7%

The effective tax rate on income was 47.7%, 38.2%, and 39.7% in 2017, 2016, and 2015, respectively. The effective tax rate was greater than the Federal statutory tax rate due to State tax expense of $8,178,000, $7,576,000, and $7,412,000, respectively, in these years, and a $7,416,000 Federal tax expense in 2017 due to the re-measurement of the Company’s net deferred tax asset resulting from the Federal tax law change that occurred in December; and were partially offset by Federal tax-exempt investment income of $4,165,000, $3,881,000, and $1,509,000, respectively, Federal and State tax-exempt income of $2,792,000, $2,955,000, and $2,786,000, respectively, from increase in cash value and gain on death benefit of life insurance, low income housing tax credits of $142,000, $197,000, and $0, respectively, and equity compensation excess tax benefits of $906,000, $0, and $0, respectively. The low income housing tax credits and the equity compensation excess tax benefits represent direct reductions in tax expense. The items noted above resulted in an effective combined Federal and State income tax rate that differed from the combined Federal and State statutory income tax rate of approximately 42.0% during 2017, 2016, and 2015. Based on the Tax Cuts and Jobs Act, the Company expects its combined statutory income tax rate to be 29.6%.

Financial Condition

Investment Securities

The following table presents the available for sale investment securities portfolio by major type as of the dates indicated:

	Year ended December 31,
(In thousands)	2017	2016	2015	2014	2013
Investment securities available for sale (at fair value):
Obligations of US government corporations and agencies	$604,789	$429,678	$313,682	$75,120	$97,143
Obligations of states and political subdivisions	123,156	117,617	88,218	3,175	5,589
Corporate bonds	—	—	—	1,908	1,915
Marketable equity securities	2,938	2,938	2,985	3,002	—

Total investment securities available for sale	$730,883	$550,233	$404,885	$83,205	$104,647

Investment securities available for sale increased $180,650,000 to $730,883,000 as of December 31, 2017, compared to December 31, 2016. This increase is attributable to purchases of $265,806,000, maturities and principal repayments of $63,942,000, sales of investments with a cost basis of $24,796,000, a net increase in the fair value of investments securities available for sale of $5,461,000, and amortization of net purchase price premiums of $1,879,000.

The following table presents the held to maturity investment securities portfolio by major type as of the dates indicated:

	Year ended December 31,
(In thousands)	2017	2016	2015	2014	2013
Investment securities held to maturity (at cost):
Obligations of US government corporations and agencies	$500,271	$597,982	$711,994	$660,836	$227,864
Obligations of states and political subdivisions	14,573	14,554	14,536	15,590	12,640

Total investment securities held to maturity	$514,844	$602,536	$726,530	$676,426	$240,504

Investment securities held to maturity decreased $87,692,000 to $514,844,000 as of December 31, 2017, compared to December 31, 2016. This decrease is attributable to principal repayments of $86,371,000 and amortization of net purchase price discounts/premiums of $1,321,000.

Additional information about the investment portfolio is provided in Note 3 in the financial statements at Item 8 of Part II of this report.

Restricted Equity Securities

Restricted equity securities were $16,956,000 at December 31, 2017 and December 31, 2016. The entire balance of restricted equity securities at December 31, 2017 and December 31, 2016 represents the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

Loan Portfolio Composite

The following table shows the Company’s loan balances, including net deferred loan fees, at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Real estate mortgage	$2,300,322	$2,057,824	$1,811,832	$1,615,359	$1,107,863
Consumer	356,874	362,303	395,283	417,084	383,163
Commercial	220,412	217,047	194,913	174,945	131,878
Real estate construction	137,557	122,419	120,909	75,136	49,103

Total loans, net of fees	$3,015,165	$2,759,593	$2,522,937	$2,282,524	$1,672,007

The following table shows the Company’s loan balances, including net deferred loan fees, as a percentage of total loans at the dates indicated:

	Year ended December 31,
	2017	2016	2015	2014	2013
Real estate mortgage	76.3%	74.6%	71.8%	70.7%	66.3%
Consumer	11.8%	13.1%	15.7%	18.3%	22.9%
Commercial	7.3%	7.9%	7.7%	7.7%	7.9%
Real estate construction	4.6%	4.4%	4.8%	3.3%	2.9%

Total loans, net of fees	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2017 loans, including net deferred loan costs, totaled $3,015,165,000 which was a 9.3% ($255,572,000) increase over the balances at the end of 2016. Demand for all categories of loans was strong to moderate during 2017.

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

Loans purchased or acquired in a business combination are referred to as acquired loans. Acquired loans are valued as of acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 805, Business Combinations. Loans acquired with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are referred to as purchased credit impaired (PCI) loans. PCI loans are accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under FASB ASC Topic 805 and FASB ASC Topic 310-30, PCI loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. Fair value is defined as the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. Default rates, loss severity, and prepayment speed assumptions are periodically reassessed and our estimate of future payments is adjusted accordingly. The difference between contractual future payments and estimated future payments is referred to as the nonaccretable difference. The difference between estimated future payments and the present value of the estimated future payments is referred to as the accretable yield. The accretable yield represents the amount that is expected to be recorded as interest income over the remaining life of the loan. If after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be more than the originally estimated, an increase in the discount rate (effective yield) would be made such that the newly increased accretable yield would be recognized, on a level yield basis, over the remaining estimated life of the loan. If, after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be less than the previously estimated, the discount rate would first be reduced until the present value of the reduced cash flow estimate equals the previous present value however, the discount rate may not be lowered below its original level at acquisition. If the discount rate has been lowered to its original level and the present value has not been sufficiently lowered, an allowance for loan loss would be established through a provision for loan losses charged to expense to decrease the present value to the required level. If the estimated cash flows improve after an allowance has been established for a loan, the allowance may be partially or fully reversed depending on the improvement in the estimated cash flows. Only after the allowance has been fully reversed may the discount rate be increased. PCI loans are put on nonaccrual status when cash flows cannot be reasonably estimated. PCI loans on nonaccrual status are accounted for using the cost recovery method or cash basis method of income recognition. PCI loans are charged off when evidence suggests cash flows are not recoverable. Foreclosed assets from PCI loans are recorded in foreclosed assets at fair value with the fair value at time of foreclosure representing cash flow from the loan. ASC 310-30 allows PCI loans with similar risk characteristics and acquisition time frame to be “pooled” and have their cash flows aggregated as if they were one loan. The Company elected to use the “pooled” method of ASC 310-30 for PCI – other loans in the acquisition of certain assets and liabilities of Granite Community Bank, N.A. (“Granite”) in 2010 and Citizens Bank of Northern California (“Citizens”) in 2011.

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

Interest income on originated nonaccrual loans that would have been recognized during the years ended December 31, 2017, 2016, and 2015, if all such loans had been current in accordance with their original terms, totaled $1,067,000, $783,000, and $1,840,000, respectively. Interest income actually recognized on these originated loans during the years ended December 31, 2017, 2016, and 2015 was $530,000, $377,000, and $170,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the years ended December 31, 2017, 2016, and 2015, if all such loans had been current in accordance with their original terms, totaled $73,000, $178,000, and $386,000, respectively. Interest income actually recognized on these PNCI loans during the years ended December 31, 2017, 2016, and 2015 was $18,000, $11,000, and $205,000, respectively.

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

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Performing nonaccrual loans	$20,937	$17,677	$31,033	$45,072	$48,112
Nonperforming nonaccrual loans	3,176	2,451	6,086	2,517	5,104

Total nonaccrual loans	24,113	20,128	37,119	47,589	53,216
Originated and PNCI loans 90 days past due and still accruing	281	—	—	—	—

Total nonperforming loans	24,394	20,128	37,119	47,589	53,216
Noncovered foreclosed assets	3,226	3,763	5,369	4,449	5,588
Covered foreclosed assets	—	223	—	445	674

Total nonperforming assets	$27,620	$24,114	$42,488	$52,483	$59,478

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$358	$911	$28	$123	$101
Indemnified portion of covered foreclosed assets	—	$218	—	$356	$539
Nonperforming assets to total assets	0.58%	0.53%	1.01%	1.88%	2.30%
Nonperforming loans to total loans	0.81%	0.73%	1.47%	2.08%	3.18%
Allowance for loan losses to nonperforming loans	124%	161%	97%	77%	72%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	0.77%	2.09%	2.69%	3.31%	4.09%

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

	December 31, 2017
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$12,942	$1,305	$2,056	$4,634	$20,937
Nonperforming nonaccrual loans	2,520	158	13	485	3,176

Total nonaccrual loans	15,462	1,463	2,069	5,119	24,113
Originated loans 90 days past due and still accruing	—	281	—	—	281

Total nonperforming loans	15,462	1,744	2,069	5,119	24,394
Noncovered foreclosed assets	1,836	—	—	1,390	3,226
Covered foreclosed assets	—	—	—	—	—

Total nonperforming assets	$17,298	$1,744	$2,069	$6,509	$27,620

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$358	—	—	—	$358
Indemnified portion of covered foreclosed assets	—	—	—	—	—
Nonperforming assets to total assets	0.36%	0.04%	0.04%	0.14%	0.58%
Nonperforming loans to total loans	0.57%	0.56%	100.0%	37.94%	0.81%
Allowance for loan losses to nonperforming loans	188%	53%	1%	5%	124%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	0.32%	2.22%	64.71%	22.10%	0.77%

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

	December 31, 2016
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$11,146	$2,131	$2,983	$1,417	$17,677
Nonperforming nonaccrual loans	1,748	703	—	—	2,451

Total nonaccrual loans	12,894	2,834	$2,983	$1,417	20,128
Originated loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	12,894	2,834	$2,983	$1,417	20,128
Noncovered foreclosed assets	2,277	—	—	1,486	3,763
Covered foreclosed assets	—	—	—	223	223

Total nonperforming assets	$15,171	$2,834	$2,983	$3,126	$24,114

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$911	—	—	—	$911
Indemnified portion of covered foreclosed assets	—	—	—	$218	$218
Nonperforming assets to total assets	0.34%	0.06%	0.07%	0.07%	0.53%
Nonperforming loans to total loans	0.55%	0.75%	100.00%	6.42%	0.73%
Allowance for loan losses to nonperforming loans	218%	59%	1%	189%	161%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.48%	2.98%	64.18%	24.44%	2.09%

The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2017:

(dollars in thousands):	Balance at December 31, 2017	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2016
Real estate mortgage:
Residential	$3,739	$3,416	$1	$(123)	$(60)	$(127)	$183	$449
Commercial	11,820	11,715	45	(10,439)	(186)	(466)	258	10,893
Consumer
Home equity lines	3,482	1,234	424	(2,139)	(98)	(550)	(326)	4,937
Home equity loans	1,636	1,701	54	(660)	(332)	(140)	143	870
Other consumer	11	653	—	(43)	(637)	—	—	38
Commercial	3,706	5,292	42	(2,712)	(1,444)	(144)	(258)	2,930
Construction:
Residential	—	1,118	—	(25)	(1,104)	—	—	11
Commercial	—	—	—	—	—	—	—	—

Total nonperforming loans	24,394	25,129	566	(16,141)	(3,861)	(1,427)	—	20,128
Noncovered foreclosed assets	3,226	—	—	(1,938)	(26)	1,427	—	3,763
Covered foreclosed assets	—	—	—	(223)	—	—	—	223

Total nonperforming assets	$27,620	$25,129	$566	$(18,301)	$(3,886)	—	—	$24,114

The table above does not include deposit overdraft charge-offs.

The following tables and narratives describe the activity in the balance of nonperforming assets during each of the three-month periods ending March 31, June 30, September 30, and December 31, 2017. These tables and narratives are presented in chronological order:

Changes in nonperforming assets during the three months ended December 31, 2017

(dollars in thousands):	Balance at December 31, 2017	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at September 30, 2017
Real estate mortgage:
Residential	$3,739	$830	$1	$(31)	—	$(127)	—	$3,066
Commercial	11,820	6,318	38	(6,488)	$(16)	(381)	—	12,349
Consumer
Home equity lines	3,482	701	64	(157)	—	(88)	$(57)	3,019
Home equity loans	1,636	510	54	(386)	(1)	(98)	57	1,500
Other consumer	11	198	—	(4)	(202)	—	—	19
Commercial (C&I)	3,706	2,290	39	(224)	(256)	(144)	—	2,001
Construction:
Residential	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—

Total nonperforming loans	24,394	10,847	196	(7,290)	(475)	(838)	—	21,954
Noncovered foreclosed assets	3,226	—	—	(683)	—	838	—	3,071

Total nonperforming assets	$27,620	$10,847	$196	$(7,973)	$(475)	—	—	$25,025

The table above does not include deposit overdraft charge-offs.

Nonperforming assets increased during the fourth quarter of 2017 by $2,595,000 (10.4%) to $27,620,000 at December 31, 2017 compared to $25,025,000 at September 30, 2017. The increase in nonperforming assets during the fourth quarter of 2017 was primarily the result of new nonperforming loans of $10,847,000, and advances on nonperforming loans of $196,000, that were partially offset by sales or upgrades of nonperforming loans to performing status totaling $7,290,000, dispositions of foreclosed assets totaling $683,000, and loan charge-offs of $475,000.

The $10,847,000 in new nonperforming loans during the fourth quarter of 2017 was comprised of increases of $830,000 on four residential real estate loans, $6,318,000 on four commercial real estate loans, $1,211,000 on nine home equity lines and loans, $198,000 on 30 consumer loans, and $2,290,000 on 11 C&I loans.

The $830,000 in new nonperforming residential real estate loans was primarily made up of one loan in the amount of $345,000 secured by a single family property in northern California. The $6,318,000 in new nonperforming CRE loans was primarily comprised of two loans in the amount of $5,178,000 secured by commercial office properties in northern California, one loan in the amount of $793,000 secured by a medical office building in northern California, one loan in the amount of $381,000 secured by residential development land in northern California, and one loan in the amount of $347,000 secured by commercial retail real estate in northern California. The $2,290,000 in new nonperforming C&I loans was primarily comprised of two loans totaling $1,865,000 within a single relationship secured by general business assets in central California, and one loan in the amount of $290,000 secured by general business assets in northern California. Related charge-offs are discussed below.

Loan charge-offs during the three months ended December 31, 2017

In the fourth quarter of 2017, the Company recorded $475,000 in loan charge-offs and $153,000 in deposit overdraft charge-offs less $461,000 in loan recoveries and $66,000 in deposit overdraft recoveries resulting in $101,000 of net charge-offs. Primary causes of the loan charges taken in the fourth quarter of 2017 were gross charge-offs of $16,000 on a single commercial real estate loan, $1,000 on one equity loan, $202,000 on 33 other consumer loans, and $256,000 on twelve C&I loans.

Total charge-offs were comprised of individual charges of less than $250,000 each. Generally losses are triggered by non-performance by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.

Changes in nonperforming assets during the three months ended September 30, 2017

(dollars in thousands):	Balance at September 30, 2017	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at June 30, 2017
Real estate mortgage:
Residential	$3,066	$1,144	—	$(43)	$(60)	—	183	$1,842
Commercial	12,349	3,323	$7	(486)	(20)	—	123	9,402
Consumer
Home equity lines	3,019	137	—	(448)	(13)	—	(210)	3,553
Home equity loans	1,500	709	—	(103)	(94)	$(42)	27	1,003
Other consumer	19	143	—	(24)	(174)	—	—	74
Commercial (C&I)	2,001	1,189	3	(332)	(291)	—	(123)	1,555
Construction:
Residential	—	33		—	(33)	—	—	—
Commercial	—			—	—	—	—	—

Total nonperforming loans	21,954	6,678	10	(1,436)	(685)	(42)	—	17,429
Noncovered foreclosed assets	3,071	—	—	(325)	(135)	42	—	3,489

Total nonperforming assets	$25,025	$6,678	$10	$(1,761)	$(820)	—	—	$20,918

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

Loan charge-offs during the three months ended June 30, 2017

In the second quarter of 2017, the Company recorded $2,394,000 in loan charge-offs and $118,000 in deposit overdraft charge-offs less $377,000 in loan recoveries and $56,000 in deposit overdraft recoveries resulting in $2,079,000 of net charge-offs. Primary causes of the loan charges taken in the first quarter of 2017 were gross charge-offs of $150,000 on a single pool of PCI - other commercial real estate loans, $219,000 on five home equity lines and loans, $190,000 on 24 other consumer loans, $764,000 on five C&I loans and $1,071,000 on a single pool of Purchased Credit Impaired residential construction loans.

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

Credit risk is inherent in the business of lending. As a result, the Company maintains an allowance for loan losses to absorb incurred losses inherent in the Company’s originated and PNCI loan portfolios. These are maintained through periodic charges to earnings. These charges are included in the Consolidated Income Statements as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company’s allowances for originated and PNCI loan losses are meant to be an estimate of these unknown but probable losses inherent in these portfolios.

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

The Components of the Allowance for Loan Losses

The following table sets forth the Bank’s allowance for loan losses as of the dates indicated (dollars in thousands):

	December 31,
	2017	2016	2015	2014	2013
Allowance for originated and PNCI loan losses:
Specific allowance	$2,699	$2,046	$2,890	$4,267	$3,975
Formula allowance	17,100	17,485	20,603	22,076	24,611
Environmental factors allowance	10,252	10,275	9,625	6,815	5,619

Allowance for originated and PNCI loan losses	30,051	29,806	33,118	33,158	34,205
Allowance for PCI loan losses	272	2,697	2,893	3,427	4,040

Allowance for loan losses	$30,323	$32,503	$36,011	$36,585	$38,245

Allowance for loan losses to loans	1.01%	1.18%	1.43%	1.60%	2.29%

Based on the current conditions of the loan portfolio, management believes that the $30,323,000 allowance for loan losses at December 31, 2017 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types:

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Real estate mortgage	$13,758	$14,292	$13,950	$12,313	$12,854
Consumer	8,227	10,284	15,079	18,201	18,238
Commercial	6,512	5,831	5,271	4,226	4,331
Real estate construction	1,826	2,096	1,711	1,845	2,822

Total allowance for loan losses	$30,323	$32,503	$36,011	$36,585	$38,245

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses:

	December 31,
	2017	2016	2015	2014	2013
Real estate mortgage	45.4%	44.0%	38.7%	33.7%	33.6%
Consumer	27.1%	31.6%	41.9%	49.7%	47.7%
Commercial	21.5%	17.9%	14.6%	11.6%	11.3%
Real estate construction	6.0%	6.5%	4.8%	5.0%	7.4%

Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of total loans and as a percentage of total loans in each of the loan categories listed:

	December 31,
	2017	2016	2015	2014	2013
Real estate mortgage	0.60%	0.69%	0.77%	0.76%	1.16%
Consumer	2.31%	2.84%	3.81%	4.36%	4.76%
Commercial	2.95%	2.69%	2.70%	2.42%	3.28%
Real estate construction	1.33%	1.71%	1.42%	2.46%	5.75%

Total allowance for loan losses	1.01%	1.18%	1.43%	1.60%	2.29%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the years indicated (dollars in thousands):

	Year ended December 31,
	2017	2016	2015	2014	2013
Allowance for loan losses:
Balance at beginning of period	$32,503	$36,011	$36,585	$38,245	$42,648
(Benefit from) provision for loan losses	89	(5,970)	(2,210)	(4,045)	(715)
Loans charged off:
Real estate mortgage:
Residential	(60)	(321)	(224)	(171)	(46)
Commercial	(186)	(827)	—	(110)	(2,038)
Consumer:
Home equity lines	(98)	(585)	(694)	(1,094)	(2,651)
Home equity loans	(332)	(219)	(242)	(29)	(94)
Auto indirect	—	—	(4)	(3)	(68)
Other consumer	(1,186)	(823)	(972)	(599)	(887)
Commercial	(1,444)	(455)	(680)	(479)	(1,599)
Construction:
Residential	(1,104)	—	—	(4)	(20)
Commercial		—	—	(69)	(140)

Total loans charged off	(4,410)	(3,230)	(2,816)	(2,558)	(7,543)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	—	880	204	2	345
Commercial	397	920	243	540	994
Consumer:
Home equity lines	698	2,317	666	960	1,053
Home equity loans	242	590	252	34	41
Auto indirect	—	—	42	86	195
Other consumer	375	449	500	495	759
Commercial	428	404	677	1,268	340
Construction:
Residential	—	54	1,728	1,377	63
Commercial	1	78	140	181	65

Total recoveries of previously charged off loans	2,141	5,692	4,452	4,943	3,855

Net (charge-offs) recoveries	(2,269)	2,462	1,636	2,385	(3,688)

Balance at end of period	$30,323	$32,503	$36,011	$36,585	$38,245

	Year ended December 31,
	2017	2016	2015	2014	2013
Reserve for unfunded commitments:
Balance at beginning of period	$2,719	$2,475	$2,145	$2,415	$3,615
Provision for losses – unfunded commitments	445	244	330	(270)	(1,200)

Balance at end of period	$3,164	$2,719	$2,475	$2,145	$2,415

Balance at end of period:
Allowance for loan losses	$30,323	$32,503	$36,011	$36,585	$38,245
Reserve for unfunded commitments	3,164	2,719	2,475	2,145	2,415

Allowance for loan losses and reserve for unfunded commitments	$33,487	35,222	$38,486	$38,730	$40,660

As a percentage of total loans at end of period:
Allowance for loan losses	1.01%	1.18%	1.43%	1.60%	2.29%
Reserve for unfunded commitments	0.10%	0.10%	0.10%	0.10%	0.14%

Allowance for loan losses and reserve for unfunded commitments	1.11%	1.28%	1.53%	1.70%	2.43%

Average total loans	$2,842,659	$2,629,729	$2,389,437	$1,847,749	$1,610,725
Ratios:
Net charge-offs during period to average loans outstanding during period	0.08%	(0.09)%	(0.07)%	(0.13)%	0.23%
Provision for loan losses to average loans outstanding	0.00%	(0.21)%	(0.09)%	(0.22)%	(0.04)%
Allowance for loan losses to loans at year end	1.01%	1.18%	1.43%	1.60%	2.29%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

(dollars in thousands):	Balance at December 31, 2017	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2016
Noncovered:
Land & Construction	$1,786	—	—	$(15)	$(92)	$381	—	$1,512
Residential real estate	1,186	—	—	(1,071)	(49)	865	—	1,441
Commercial real estate	254	—	—	(852)	(21)	317	—	810

Total noncovered	3,226	—	—	(1,938)	(162)	1,563	—	3,763

Covered:
Land & Construction	—	—	—	—	—	—	—	—
Residential real estate	—	—	—	$(223)	—	—	—	223
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	—			(223)				223

Total foreclosed assets	$3,226	—	—	$(2,161)	$(162)	$1,563	—	$3,986

(dollars in thousands):	Balance at December 31, 2016	New NPA	Advances/ Capitalized Costs	Sales	Valuation Adjustments	Transfers from Loans	Category Changes	Balance at December 31, 2015
Noncovered:
Land & Construction	$1,512	—	—	$(979)	—	—	—	$2,491
Residential real estate	1,441	—	—	(2,380)	$(56)	$2,090	—	1,787
Commercial real estate	810	—	—	(389)	(84)	192	—	1,091

Total noncovered	3,763	—	—	(3,748)	(140)	2,282	—	5,369

Covered:
Land & Construction	—	—	—	—	—	—	—	—
Residential real estate	223	—	—	—	—	223	—	—
Commercial real estate	—	—	—	—	—	—	—	—

Total covered	223	—	—	—	—	223	—	—

Total foreclosed assets	$3,986	—	—	$(3,748)	$(140)	$2,505	—	$5,369

Premises and Equipment

Premises and equipment were comprised of:

	December 31, 2017	December 31, 2016

	(In thousands)
Land & land improvements	$9,959	$9,522
Buildings	50,340	42,345
Furniture and equipment	35,939	31,428

	96,238	83,295
Less: Accumulated depreciation	(40,644)	(37,412)

	55,594	45,883
Construction in progress	2,148	2,523

Total premises and equipment	$57,742	$48,406

During the year ended December 31, 2017, premises and equipment increased $9,336,000 due to purchases of $15,164,000, that were partially offset by depreciation of $5,686,000 and disposals of premises and equipment with net book value of $142,000.

Intangible Assets

Intangible assets were comprised of the following:

	December 31,
	2017	2016
	(In thousands)
Core-deposit intangible	$5,174	$6,563
Goodwill	64,311	64,311

Total intangible assets	$69,485	$70,874

The core-deposit intangible assets resulted from the Company’s acquisition of three bank branches from Bank of America on March 18, 2016, North Valley Bancorp in 2014, Citizens in 2011, and Granite in 2010. The goodwill intangible asset includes $849,000 from the acquisition of three bank branches from Bank of America on March 18, 2016, $47,943,000 from the North Valley Bancorp acquisition in 2014, and $15,519,000 from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $1,389,000, $1,377,000, and $1,157,000 was recorded in 2017, 2016, and 2015, respectively.

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

Simulation of net interest margin and market value of equity under various interest rate scenarios is the primary tool used to measure interest rate risk. The Bank estimated the potential impact of changing interest rates on net interest margin and market value of equity using computer modeling techniques. A balance sheet forecast is prepared using inputs of actual loan, securities and interest-bearing liability (i.e. deposits/borrowings) positions as the beginning base.

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

The following table summarizes the estimated effect on net interest income and net income due to changing interest rates as measured against a flat rate (no interest rate change) scenario over the succeeding twelve month period. The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured (a “flat” balance sheet scenario), and that deposit rates will track general interest rate changes by approximately 50%:

Interest Rate Risk Simulation of Net Interest Income and Net Income as of December 31, 2017

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of “flat” NII)
+200 (ramp)	(1.91%)
+100 (ramp)	(0.92%)
+ 0 (flat)	—
-100 (ramp)	(1.81%)

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

The following table summarizes the estimated effect on market value of equity due to changing interest rates as measured against a flat rate (no change) scenario:

Interest Rate Risk Simulation of Market Value of Equity as of December 31, 2017

Change in Interest Rates (Basis Points)	Estimated Change in Market Value of Equity (MVE) (as % of “flat” MVE)
+200 (shock)	(9.6%)
+100 (shock)	(3.2%)
+ 0 (flat)	—
-100 (shock)	(7.3%)

These simulations indicate that given a “flat” balance sheet scenario, and if interest-bearing checking, savings and time deposit interest rates track general interest rate changes by approximately 25%, 50%, and 75%, respectively, the Company’s balance sheet is slightly liability sensitive over a twelve month time horizon for rates up, and slightly asset sensitive over a twelve month time horizon for rates down. “Liability sensitive” implies that net interest income decreases when interest rates rise and increase when interest rates decrease. “Asset sensitive” implies that net interest income increases when interest rates rise and decrease when interest rates decrease. “Neutral sensitivity” implies that net interest income does not change when interest rates change. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.

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

The following interest rate sensitivity table shows the Company’s repricing gaps as of December 31, 2017. In this table transaction deposits, which may be repriced at will by the Company, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Company to appear liability sensitive. Because the Company may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates.

Due to the limitations of gap analysis, as described above, the Company does not actively use gap analysis in managing interest rate risk. Instead, the Company relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.

Interest Rate Sensitivity – December 31, 2017 (dollars in thousands)	Repricing within:
	Less than 3 months	3 - 6 months	6 - 12 months	1 - 5 years	Over 5 years
Interest-earning assets:
Cash at Federal Reserve and other banks	$99,460	—	—	—	—
Securities	37,018	$36,051	$77,504	$476,587	$618,567
Loans	574,331	149,722	263,213	1,371,093	656,806

Total interest-earning assets	710,809	185,773	340,717	1,847,680	1,275,373

Interest-bearing liabilities
Transaction deposits	2,335,978	—	—	—	—
Time	134,187	56,147	60,055	54,542	5
Other borrowings	122,166	—	—	—	—
Junior subordinated debt	56,858	—	—	—	—

Total interest-bearing liabilities	$2,649,188	$56,147	$60,055	$54,542	5

Interest sensitivity gap	$(1,938,379)	$129,626	$280,662	$1,793,138	$1,275,368
Cumulative sensitivity gap	$(1,938,379)	$(1,808,753)	$(1,528,091)	$265,047	$1,540,415
As a percentage of earning assets:
Interest sensitivity gap	(44.5%)	3.0%	6.4%	41.1%	29.3%
Cumulative sensitivity gap	(44.5%)	(41.5%)	(35.1%)	6.0%	35.3%

Liquidity

Liquidity refers to the Company’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled $357,445,000 in 2017. Net increases in investment and loan balances used $89,736,000 and $259,404,000 of cash, respectively.

Liquidity may also be generated from liabilities through deposit growth and borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2017, financing activities provided funds totaling $201,880,000 due to a $113,571,000 increase in deposit balances, and a $104,673,000 increase in other borrowings. Dividends paid used $15,131,000 of cash during 2017. The Bank also had available correspondent banking lines of credit totaling $20,000,000 at December 31, 2017. In addition, at December 31, 2017 the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of up to $1,260,596,000 and $134,660,000, respectively. As of December 31, 2017, the Company had $122,166,000 of other borrowings as described in Note 16 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2017, operating activities provided cash of $55,381,000.

The Company’s investment securities available for sale plus cash and cash equivalents in excess of reserve requirements totaled $854,243,000 at December 31, 2017, which was 17.9% of total assets at that time. This was an increase of $76,581,000 from $777,662,000 and an increase from 17.2% of total assets as of December 31, 2016.

Loan demand during 2018 will depend in part on economic and competitive conditions. The Company emphasized the solicitation of non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. Federal Reserve interest rate manipulation efforts have resulted in historic low short-term and long-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain.

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

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. At December 31, 2017, 2016 and 2015, the Bank had $50,000,000, $50,000,000 and $50,000,000, respectively, of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

	Amounts as of December 31,
(dollars in thousands)	2017	2016	2015
Time remaining until maturity:
Less than 3 months	$101,552	$116,791	$104,368
3 months to 6 months	28,832	31,984	31,327
6 months to 12 months	29,196	23,525	34,722
More than 12 months	29,144	26,850	26,747

Total	$188,724	$199,150	$197,164

Loan demand also affects the Company’s liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2017:

	Within One Year	After One But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
Loans with predetermined interest rates:
Real estate mortgage	$26,831	$102,469	$707,234	$836,534
Consumer	4,063	26,645	82,480	113,188
Commercial	4,364	94,910	17,865	117,139
Real estate construction	8,665	1,875	15,025	25,565

	43,923	225,899	822,604	1,092,426

Loans with floating interest rates:
Real estate mortgage	25,909	159,731	1,278,148	1,463,788
Consumer	2,090	1,190	240,406	243,686
Commercial	54,236	16,395	32,642	103,273
Real estate construction	20,147	4,647	87,198	111,992

	102,382	181,963	1,638,394	1,922,739

Total loans	$146,305	$407,862	$2,460,998	$3,015,165

The maturity distribution and yields of the investment portfolio at December 31, 2017 is presented in the following tables. The timing of the maturities indicated in the tables below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. Yields on tax exempt securities are shown on a tax equivalent basis.

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available for Sale	(dollars in thousands)
Obligations of US government corporations and agencies	$2	5.15%	$11	6.24%	$614	6.97%	$604,162	2.55%	$604,789	2.55%
Obligations of states and political subdivisions	—	—	200	6.72%	1,667	5.63%	121,289	4.96%	123,156	4.97%
Marketable equity securities	—	—	—	—	—	—	2,938	—	2,938	—

Total securities available for sale	$2	5.15%	$211	6.70%	$2,281	5.97%	$728,389	2.93%	$730,883	2.94%

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Held to Maturity	(dollars in thousands)
Obligations of US government corporations and agencies	—	—	—	—	$12,326	2.31%	$487,945	2.68%	$501,271	2.68%
Obligations of states and political subdivisions	—	—	$1,207	4.13%	$1,685	5.26%	11,681	4.10%	14,573	4.24%

Total securities held to maturity	—	—	$1,207	4.13%	$14,011	2.66%	$499,626	2.72%	$514,844	2.72%

Off-Balance Sheet Items

The Bank has certain ongoing commitments under operating and capital leases. See Note 18 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2017 commitments to extend credit and commitments related to the Bank’s deposit overdraft privilege product were the Bank’s only financial instruments with off-balance sheet risk. The Bank has not entered into any material contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $946,617,000, and $780,037,000 at December 31, 2017 and 2016, respectively, and represent 31.40% of the total loans outstanding at year-end 2017 versus 28.3% at December 31, 2016. Commitments related to the Bank’s deposit overdraft privilege product totaled $98,260,000 and $98,583,000 at December 31, 2017 and 2016, respectively.

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2017:

(dollars in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Time deposits	$304,936	$250,277	$41,276	$13,377	$6
FHLB collateralized borrowing, fixed rate of 1.38% payable on January 2, 2018	104,729	104,729	—	—	—
Other collateralized borrowings, fixed rate of 0.05% payable on January 2, 2018	17,437	17,437	—	—	—
Junior subordinated:
TriCo Trust I(1)	20,619	—	—	—	20,619
TriCo Trust II(2)	20,619	—	—	—	20,619
North Valley Trust II(3)	6,186	—	—	—	6,186
North Valley Trust III(4)	5,155	—	—	—	5,155
North Valley Trust IV(5)	10,310	—	—	—	10,310
Operating lease obligations	10,667	3,278	4,346	2,245	798
Deferred compensation(6)	3,857	839	1,454	867	697
Supplemental retirement plans(6)	7,320	1,107	1,636	1,161	3,416

Total contractual obligations	$511,835	$377,667	$48,712	$17,650	$67,806

(1)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 3.05%, callable in whole or in part by the Company on a quarterly basis beginning October 7, 2008, matures October 7, 2033.
(2)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 2.55%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.
(3)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 3.25%, callable in whole or in part by the Company on a quarterly basis beginning April 24, 2008, matures April 24, 2033.
(4)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 2.80%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.
(5)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 1.33%, callable in whole or in part by the Company on a quarterly basis beginning March 15, 2011, matures March 15, 2036.
(6)	These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental retirement plans. See Note 25 in the financial statements at Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” under Item 7 of this report which is incorporated herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRICO BANCSHARES

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2017	2016
	(in thousands, except share data)
Assets:
Cash and due from banks	$105,968	$92,197
Cash at Federal Reserve and other banks	99,460	213,415

Cash and cash equivalents	205,428	305,612
Investment securities:
Available for sale	730,883	550,233
Held to maturity	514,844	602,536
Restricted equity securities	16,956	16,956
Loans held for sale	4,616	2,998
Loans	3,015,165	2,759,593
Allowance for loan losses	(30,323)	(32,503)

Total loans, net	2,984,842	2,727,090
Foreclosed assets, net	3,226	3,986
Premises and equipment, net	57,742	48,406
Cash value of life insurance	97,783	95,912
Accrued interest receivable	13,772	12,027
Goodwill	64,311	64,311
Other intangible assets, net	5,174	6,563
Mortgage servicing rights	6,687	6,595
Other assets	55,051	74,743

Total assets	$4,761,315	$4,517,968

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,368,218	$1,275,745
Interest-bearing	2,640,913	2,619,815

Total deposits	4,009,131	3,895,560
Accrued interest payable	930	818
Reserve for unfunded commitments	3,164	2,719
Other liabilities	63,258	67,364
Other borrowings	122,166	17,493
Junior subordinated debt	56,858	56,667

Total liabilities	4,255,507	4,040,621

Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
22,955,963 at December 31, 2017	255,836
22,867,802 at December 31, 2016		252,820
Retained earnings	255,200	232,440
Accumulated other comprehensive loss, net of tax	(5,228)	(7,913)

Total shareholders’ equity	505,808	477,347

Total liabilities and shareholders’ equity	$4,761,315	$4,517,968

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$146,794	$141,086	$131,836
Debt securities:
Taxable	27,772	25,397	25,303
Tax exempt	4,165	3,881	1,509
Dividends	1,324	2,181	2,118
Interest bearing cash at
Federal Reserve and other banks	1,347	1,163	648

Total interest and dividend income	181,402	173,708	161,414

Interest expense:
Deposits	3,958	3,483	3,434
Other borrowings	305	9	4
Junior subordinated debt	2,535	2,229	1,978

Total interest expense	6,798	5,721	5,416

Net interest income	174,604	167,987	155,998
Provision (benefit from reversal of provision previously provided) for loan losses	89	(5,970)	(2,210)

Net interest income after provision for loan losses	174,515	173,957	158,208

Noninterest income:
Service charges and fees	37,423	33,226	32,080
Gain on sale of loans	3,109	4,037	3,064
Commissions on sale of non-deposit investment products	2,729	2,329	3,349
Increase in cash value of life insurance	2,685	2,717	2,786
Other	4,075	2,254	4,068

Total noninterest income	50,021	44,563	45,347

Noninterest expense:
Salaries and related benefits	82,930	80,724	71,405
Other	64,094	65,273	59,436

Total noninterest expense	147,024	145,997	130,841

Income before income taxes	77,512	72,523	72,714
Provision for income taxes	36,958	27,712	28,896

Net income	$40,554	$44,811	$43,818

Earnings per share:
Basic	$1.77	$1.96	$1.93
Diluted	$1.74	$1.94	$1.91

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Net income	$40,554	$44,811	$43,818
Other comprehensive income (loss), net of tax:
Unrealized holding gain (losses) on securities arising during the period	3,165	(6,384)	(1,098)
Change in minimum pension liability	(370)	592	1,246
Change in joint beneficiary agreement liability	(110)	(343)	277

Other comprehensive income (loss)	2,685	(6,135)	425

Comprehensive income	$43,239	$38,676	$44,243

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2017, 2016 and 2015

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance at December 31, 2014	22,714,964	$244,318	$176,057	$(2,203)	$418,172
Net income			43,818		43,818
Other comprehensive income				425	425
Stock option vesting		734			734
RSU vesting		457			457
PSU vesting		179			179
Stock options exercised	154,500	3,116			3,116
Tax effect of stock options exercised		(83)			(83)
RSUs released	12,064
Tax benefit from release of RSUs		15			15
Repurchase of common stock	(106,355)	(1,149)	(1,719)		(2,868)
Dividends paid ($0.52 per share)			(11,849)		(11,849)

Balance at December 31, 2015	22,775,173	$247,587	$206,307	$(1,778)	$452,116
Net income			44,811		44,811
Other comprehensive loss				(6,135)	(6,135)
Stock option vesting		580			580
RSU vesting		616			616
PSU vesting		271			271
Stock options exercised	336,900	6,506			6,506
Tax effect of stock options exercised		154			154
RSUs released	20,529
Tax benefit from release of RSUs		1			1
Repurchase of common stock	(264,800)	(2,895)	(4,983)		(7,878)
Dividends paid ($0.60 per share)			(13,695)		(13,695)

Balance at December 31, 2016	22,867,802	$252,820	$232,440	$(7,913)	$477,347
Net income			40,554		40,554
Other comprehensive income				2,685	2,685
Stock option vesting		259			259
RSU vesting		895			895
PSU vesting		432			432
Stock options exercised	145,850	2,621			2,621
RSUs released	30,896
PSUs released	18,805
Repurchase of common stock	(107,390)	(1,191)	(2,663)		(3,854)
Dividends paid ($0.66 per share)			(15,131)		(15,131)

Balance at December 31, 2017	22,955,963	$255,836	$255,200	$(5,228)	$505,808

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Operating activities:
Net income	$40,554	$44,811	$43,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	6,787	6,474	5,906
Amortization of intangible assets	1,389	1,377	1,157
Provision for (benefit from reversal of) loan losses	89	(5,970)	(2,210)
Amortization of investment securities premium, net	3,200	4,926	3,458
Gain on sale of investment securities	(961)	—	—
Originations of loans for resale	(114,107)	(142,619)	(111,640)
Proceeds from sale of loans originated for resale	114,788	144,062	115,469
Gain on sale of loans	(3,109)	(4,037)	(3,064)
Change in market value of mortgage servicing rights	718	2,184	701
Provision for losses on foreclosed assets	162	140	502
Gain on sale of foreclosed assets	(711)	(262)	(991)
Provision for losses on fixed assets	—	782	—
Loss on disposal of fixed assets	142	147	129
Gain on sale of premises held for sale	(3)	—	—
Increase in cash value of life insurance	(2,685)	(2,717)	(2,786)
Gain on life insurance death benefit	(108)	(238)	(155)
Equity compensation vesting expense	1,586	1,467	1,370
Equity compensation tax effect	—	(155)	68
Deferred income tax expense	12,473	3,190	681
Change in:
Reserve for unfunded commitments	445	244	330
Interest receivable	(1,745)	(1,241)	(1,511)
Interest payable	112	44	(204)
Other assets and liabilities, net	(3,635)	(4,383)	3,789

Net cash from operating activities	55,381	48,226	54,817

Investing activities:
Proceeds from maturities of securities available for sale	63,942	71,684	33,552
Proceeds from sale of securities available for sale	25,757	—	2
Purchases of securities available for sale	(265,806)	(247,717)	(341,303)
Proceeds from maturities of securities held to maturity	86,371	121,666	93,784
Purchases of securities held to maturity	—	—	(146,100)
Loan origination and principal collections, net	(247,837)	(251,479)	(244,018)
Loans purchased	(11,567)	(22,503)	—
Proceeds from sale of loans other than loans originated for resale	—	37,880	—
Proceeds from sale of premises and equipment	—	1,682	8
Improvement of foreclosed assets	—	—	(195)
Proceeds from sale of other real estate owned	2,872	4,010	5,449
Proceeds from the sale of premises held for sale	3,338	—	—
Purchases of premises and equipment	(15,164)	(10,930)	(5,489)
Life insurance proceeds	649	—	—
Cash received from acquisition, net	—	156,316	—

Net cash used by investing activities	(357,445)	(139,391)	(604,310)

Financing activities:
Net increase in deposits	113,571	103,063	250,843
Net change in other borrowings	104,673	5,165	3,052
Equity compensation tax effect	—	155	(68)
Repurchase of common stock	(1,629)	(1,890)	(412)
Dividends paid	(15,131)	(13,695)	(11,849)
Exercise of stock options	396	518	660

Net cash from financing activities	201,880	93,316	242,226

Net change in cash and cash equivalents	(100,184)	2,151	(307,267)

Cash and cash equivalents and beginning of year	305,612	303,461	610,728

Cash and cash equivalents at end of year	$205,428	$305,612	$303,461

Supplemental disclosure of noncash activities:
Unrealized loss on securities available for sale	$5,461	$(11,015)	$(1,895)
Loans transferred to foreclosed assets	1,563	2,505	5,240
Due to broker	—	—	17,072
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	2,225	5,988	2,868
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	5,609	5,677	5,620
Cash paid for income taxes	21,170	27,575	24,315
Assets acquired in acquisition	—	161,231	—
Liabilities assumed in acquisition	—	161,231	—

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

Note 1 – Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

TriCo Bancshares (the “Company” or “we”) is a California corporation organized to act as a bank holding company for Tri Counties Bank (the “Bank”). The Company and the Bank are headquartered in Chico, California. The Bank is a California-chartered bank that is engaged in the general commercial banking business in 26 California counties. The Bank operates from 57 traditional branches, 9 in-store branches and 2 loan production offices. The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by TriCo and three acquired with the acquisition of North Valley Bancorp. See Note 17 – Junior Subordinated Debt.

The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,721,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet.

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

Significant Group Concentration of Credit Risk

The Company grants agribusiness, commercial, consumer, and residential loans to customers located throughout the northern San Joaquin Valley, the Sacramento Valley and northern mountain regions of California. The Company has a diversified loan portfolio within the business segments located in this geographical area. Management has determined that because all of the banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Net cash flows are reported for loan and deposit transactions and other borrowings.

Investment Securities

The Company classifies its debt and marketable equity securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold using the specific identification method. During the year ended December 31, 2017, the Company sold $24,796,000 of available for sale classified investment securities for $25,757,000 realizing a gain of $961,000. During the year ended December 31, 2016, the Company did not sell any investment securities. At December 31, 2017 and 2016, the Company did not have any securities classified as trading.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is more likely than not that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the years ended December 31, 2017, 2016, and 2015.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

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

As of December 31 of each year, goodwill is tested for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level. The Company may choose to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then goodwill is deemed not to be impaired. However, if the Company concludes otherwise, or if the Company elected not to first assess qualitative factors, then the Company performs the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Currently, and historically, the Company is comprised of only one reporting unit that operates within the business segment it has identified as “community banking”. Goodwill was not impaired as of December 31, 2017 because the fair value of the reporting unit exceeded its carrying value.

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

Reserve for Unfunded Commitments

The reserve for unfunded commitments is established through a provision for losses – unfunded commitments charged to noninterest expense. The reserve for unfunded commitments is an amount that Management believes will be adequate to absorb probable losses inherent in existing commitments, including unused portions of revolving lines of credit and other loans, standby letters of credit, and unused deposit account overdraft privileges. The reserve for unfunded commitments is based on evaluations of the collectability, and prior loss experience of unfunded commitments. The evaluations take into consideration such factors as changes in the nature and size of the loan portfolio, overall loan portfolio quality, loan concentrations, specific problem loans and related unfunded commitments, and current economic conditions that may affect the borrower’s or depositor’s ability to pay.

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

Reclassifications

During the three months ended September 30, 2017, the Company changed its classification of 1st lien and 2nd lien non-owner occupied 1-4 residential real estate mortgage loans from commercial real estate mortgage loans to residential real estate mortgage loans and consumer home equity loans, respectively. This change in loan category classification was made to better align the Company’s financial reporting classifications with regulatory reporting classifications, and to properly classify these loans for regulatory risk-based capital ratio calculations. As a result of these reclassifications, at September 30, 2017, loans with balances of $60,957,000, and $5,620,000, that would have been classified as commercial real estate mortgage loans prior to this change, were classified as residential real estate mortgage loans, and consumer home equity loans, respectively; and the Company’s, and the Bank’s, Total risk based capital ratios, Tier 1 capital ratios, and Tier 1 common equity ratios were all recalculated to be 0.10%-0.20% higher than they would have been prior to this change. Certain amounts reported in previous consolidated financial statements have been reclassified and recalculated to conform to the presentation in this report. These reclassifications did not affect previously reported net income, total loans or total shareholders’ equity.

Recent Accounting Pronouncements

FASB Accounting Standards Update (ASU) No.2014-09, Revenue from Contracts with Customers (Topic 606): ASU 2014-09 is intended to clarify the principles for recognizing revenue, and to develop common revenue standards and disclosure requirements that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosures; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required with regard to contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, with early adoption permitted for reporting periods beginning after December 15, 2016. ASU 2014-09 does not apply to revenue associated with financial instruments such as loans and investments, which are accounted for under other provisions of GAAP. The Company adopted ASU 2014-09 on January 1, 2018 utilizing the modified retrospective approach, and the adoption of ASU 2014-09 did not have a significant impact on the Company’s consolidated financial statements.

FASB issued Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842). ASU 2016-2, among other things, requires lessees to recognize most leases on-balance sheet, increasing reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 will be effective for the Company on January 1, 2019, utilizing the modified retrospective transition approach. The Company is currently evaluating the provisions of ASU No. 2016-02 and has determined that the adoption of this standard will result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities; however, the Company does not expect this to have a material impact on the Company’s results of operations or cash flows.

FASB issued Accounting Standard Update (ASU) No. 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09, among other things, requires: (i) that all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement, (ii) the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, (iii) an entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period, (iv) excess tax benefits should be classified along with other income tax cash flows as an operating activity, (v) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, (vi) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions, and (vii) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. ASU 2016-09 was effective for the Company on January 1, 2017 and due to options exercised and restricted stock units released during the year ended December, 2017, the Company recognized excess tax benefits totaling $906,000 during the year ended December 31, 2017.

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

FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for the Company on January 1, 2018 and did not have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business (Topic 805). ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 was effective for the Company on January 1, 2018 and did not have a significant impact on the Company’s consolidated financial statements.

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

FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715). ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. ASU 2017-07 was effective for the Company on January 1, 2018 and did not have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Topic 310). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for the Company on January 1, 2019, and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award’s fair value, (ii) the award’s vesting conditions and (iii) the award’s classification as an equity or liability instrument. ASU 2017-09 was effective for the Company on January 1, 2018 and did not have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). ASU 2018-02 allows, but does not require, entities to reclassify certain income tax effects in accumulated other comprehensive income (AOCI) to retained earnings that resulted from the Tax Cuts and Jobs Act (Tax Act) that was enacted on December 22, 2017. The Tax Act included a reduction to the Federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amount of the reclassification would be the difference between the income tax effects in AOCI calculated using the historical Federal corporate income tax rate of 35 percent and the income tax effects in AOCI calculated using the newly enacted 21 percent Federal corporate income tax rate. The amendments in ASU 2018-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2018-02 on January 1, 2018, and elected to reclassify certain income tax effects in AOCI to retained earnings. This change in accounting principle was accounted for as a cumulative-effect adjustment to the balance sheet resulting in a $1,093,000 increase to retained earnings and a corresponding decrease to AOCI on January 1, 2018.

Note 2 – Business Combinations

Proposed Merger with FNB Bancorp

On December 11, 2017, the Company and FNB Bancorp, a California corporation (“FNBB”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) pursuant to which FNBB will be merged with and into the Company, with the Company as the surviving corporation (the “Merger”). Management expects the acquisition to close in the second quarter of 2018, subject to the satisfaction of customary closing conditions, including regulatory and shareholder approvals. The Merger Agreement provides that immediately after the Merger, FNBB’s bank subsidiary, First National Bank of Northern California (“First National Bank”), will merge with and into the Company’s bank subsidiary, Tri Counties Bank, with Tri Counties Bank as the surviving bank (the “Bank Merger”). The Merger and Bank Merger are collectively referred to as the “Proposed Transaction.”

The Merger Agreement provides that each share of FNBB common stock issued and outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive 0.98 shares of the Company’s common stock (the “Exchange Ratio”), with cash paid in lieu of fractional shares of the Company’s common stock.

Based on the closing price of the Company’s common stock of $41.64 on December 8, 2017, the consideration value was $40.81 per share of FNBB common stock or approximately $315.3 million in aggregate. The value of the merger consideration will fluctuate until closing based on the value of the Company’s stock and subject to a trading collar in certain circumstances. Upon consummation of the Merger, the shareholders of FNBB will own approximately 24% of the combined company.

The Merger Agreement includes a trading collar that could result in termination of the Merger Agreement or a change to the Exchange Ratio. First, The Company can elect to terminate the Merger Agreement if both (i) the average share price of the Company’s common stock for the 20 day period up to and including the fifth day prior to the closing date (the “Average Closing Share Price”) is greater than $49.78, which equals 120% of the average share price of the Company’s Stock for the 20 trading-day period up to and including December 8, 2017, which was $41.48 (the “Initial Price”) and (ii) the Company’s common stock outperforms the KBW Regional Banking Index by more than 20%, unless FNBB agrees that the Exchange Ratio will be reduced and fewer shares of the Company’s common stock will be issued to FNBB shareholders on a per share basis. Conversely, FNBB can terminate the Merger Agreement if both (i) the Average Closing Share Price is less than $33.18, which is equivalent to 80% of the Initial Price, and (ii) the Company’s common stock underperforms the KBW Regional Banking Index by more than 20%, unless the Company agrees that the Exchange Ratio will be increased and more shares of the Company common stock will be issued to FNBB shareholders on a per share basis.

Upon consummation of the Merger, each outstanding and unexercised option to acquire shares of FNBB common stock held by FNBB’s employees and directors will be canceled and, in exchange, the holder of the option will be entitled to receive, whether or not the option is fully vested, a lump sum cash payment equal to the product of (1) the number of shares of FNBB common stock remaining under the option multiplied by (2) the Exchange Ratio multiplied by (3) the amount, if any, by which the Average Closing Share Price exceeds the exercise price of the option.

The consummation of the Merger is subject to a number of conditions, which include: (i) the approval of the Merger Agreement by FNBB’s shareholders and the approval of the Merger Agreement and the issuance of shares of the Company common stock by the Company’s shareholders; (ii) as of the closing of the Merger, FNBB shall have tangible common equity of not less than $119.0 million, subject to credit for certain merger-related expenses and certain assumptions and adjustments that are set forth in the Merger Agreement; (iii) the receipt of all necessary regulatory approvals for the Proposed Transaction, without the imposition of conditions or requirements that the Company’s Board of Directors reasonably determines in good faith would, individually or in the aggregate, materially reduce the economic benefits of the Proposed Transaction; (iv) the absence of any regulation, judgment, decree, injunction or other order of a governmental authority which prohibits the consummation of the Proposed Transaction or which prohibits or makes illegal the consummation of the Proposed Transaction; (v) the effective registration of the shares of the Company’s Common Stock to be issued to FNBB’s shareholders with the Securities and Exchange Commission (the “SEC”) and the approval of such shares for listing on the Nasdaq Global Select Market; (vi) all representations and warranties made by the Company and FNBB in the Merger Agreement must remain true and correct, except for certain inaccuracies that would not have, or would not reasonably be expected to have, a material adverse effect; and (vii) the Company and FNBB must have performed their respective obligations under the Merger Agreement in all material respects.

Note 2 – Business Combinations (continued)

Acquisition of Three Bank Branches and Associated Deposits

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

Note 3 – Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$609,695	$695	$(5,601)	$604,789
Obligations of states and political subdivisions	121,597	1,888	(329)	123,156
Marketable equity securities	3,000	—	(62)	2,938

Total securities available for sale	$734,292	$2,583	$(5,992)	$730,883

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$500,271	$5,101	$(1,889)	$503,483
Obligations of states and political subdivisions	14,573	146	(37)	14,682

Total securities held to maturity	$514,844	$5,247	$(1,926)	$518,165

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$434,357	$1,949	$(6,628)	$429,678
Obligations of states and political subdivisions	121,746	267	(4,396)	117,617
Marketable equity securities	3,000	—	(62)	2,938

Total securities available for sale	$559,103	$2,216	$(11,086)	$550,233

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$587,982	$5,001	$(4,199)	$588,784
Obligations of states and political subdivisions	14,554	56	(191)	14,419

Total securities held to maturity	$602,536	$5,057	$(4,390)	$603,203

During 2017 investment securities with cost basis of $24,796,000 were sold for $25,757,000, resulting in a gain of $961,000 on sale. No investment securities were sold during 2016. Investment securities totaling $2,000 were sold in 2015 resulting in no gain or loss on sale. Investment securities with an aggregate carrying value of $285,596,000 and $292,737,000 at December 31, 2017 and 2016, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at December 31, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2017, obligations of U.S. government corporations and agencies with a cost basis totaling $1,109,966,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At December 31, 2017, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 5.9 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

	Available for Sale		Held to Maturity
Investment Securities (In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$2	$2	—	—
Due after one year through five years	211	211	$1,207	$1,226
Due after five years through ten years	2,231	2,281	14,011	14,067
Due after ten years	731,848	728,389	499,626	502,872

Totals	$734,292	$730,883	$514,844	$518,165

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
December 31, 2017:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$284,367	$(2,176)	$166,338	$(3,425)	$450,705	$(5,601)
Obligations of states and political subdivisions	4,904	(35)	17,085	(294)	21,989	(329)
Marketable equity securities	—	—	2,938	(62)	2,938	(62)

Total securities available-for-sale	$289,271	$(2,211)	$186,361	$(3,781)	$475,632	$(5,992)

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$93,017	$(567)	$95,367	$(1,322)	$188,384	$(1,889)
Obligations of states and political subdivisions	1,488	(7)	2,637	(30)	4,125	(37)

Total securities held-to-maturity	$94,505	$(574)	$98,004	$(1,352)	$192,509	$(1,926)

	Less than 12 months		12 months or more		Total
December 31, 2016:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Securities Available for Sale
Obligations of U.S. government corporations and agencies	$370,389	$(6,628)	—	—	$370,389	$(6,628)
Obligations of states and political subdivisions	90,825	(4,396)	—	—	90,825	(4,396)
Marketable equity securities	2,938	(62)	—	—	2,938	(62)

Total securities available-for-sale	$464,152	$(11,086)	—	—	$464,152	$(11,086)

Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$280,497	$(4,199)	—	—	$280,497	$(4,199)
Obligations of states and political subdivisions	9,984	(191)	—	—	9,984	(191)

Total securities held-to-maturity	$290,481	$(4,390)	—	—	$290,481	$(4,390)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2017, 69 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 1.16% from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2017, 29 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 1.38% from the Company’s amortized cost basis.

Marketable equity securities: At December 31, 2017, marketable equity securities had unrealized losses representing aggregate depreciation of 2.07% from the Company’s amortized cost basis. Because the Company has the ability to hold these equity investment securities and management does not intend to sell and more likely than not will not be required to sell these securities prior to the recovery of value, management does not believe these securities to be other than temporarily impaired.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	December 31, 2017
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$320,522	$63,519	—	$1,385	$385,426
Commercial	1,690,510	215,823	—	8,563	1,914,896

Total mortgage loan on real estate	2,011,032	279,342	—	9,948	2,300,322
Consumer:
Home equity lines of credit	269,942	16,248	2,069	429	288,688
Home equity loans	39,848	2,698	—	485	43,031
Other	22,859	2,251	—	45	25,155

Total consumer loans	332,649	21,197	2,069	959	356,874
Commercial	209,437	8,391	—	2,584	220,412
Construction:
Residential	67,920	10	—	—	67,930
Commercial	69,364	263	—	—	69,627

Total construction	137,284	273	—	—	137,557

Total loans, net of deferred loan fees and discounts	$2,690,402	$309,203	$2,069	$13,491	$3,015,165

Total principal balance of loans owed, net of charge-offs	$2,699,053	$316,238	$5,863	$17,318	$3,038,472
Unamortized net deferred loan fees	(8,651)	—	—	—	(8,651)
Discounts to principal balance of loans owed, net of charge-offs	—	(7,035)	(3,794)	(3,827)	(14,656)

Total loans, net of unamortized deferred loan fees and discounts	$2,690,402	$309,203	$2,069	$13,491	$3,015,165

Noncovered loans	$2,690,402	$309,203	$2,069	$13,491	$3,015,165
Covered loans	—	—	—	—	—

Total loans, net of unamortized deferred loan fees and discounts	$2,690,402	$309,203	$2,069	$13,491	$3,015,165

Allowance for loan losses	$(29,122)	$(929)	$(17)	$(255)	$(30,323)

Note 4 – Loans (continued)

A summary of loan balances follows (in thousands):

	December 31, 2016
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$284,539	$82,335	—	$1,469	$368,343
Commercial	1,425,828	246,491	—	12,802	1,685,121

Total mortgage loan on real estate	1,710,367	328,826	—	14,271	2,053,464
Consumer:
Home equity lines of credit	263,590	21,765	2,983	1,377	289,715
Home equity loans	40,736	3,764	—	1,682	46,182
Other	28,167	2,534	—	65	30,766

Total consumer loans	332,493	28,063	2,983	3,124	366,663
Commercial	200,735	12,321	—	3,991	217,047
Construction:
Residential	54,613	141	—	675	55,429
Commercial	58,119	8,871	—	—	66,990

Total construction	112,732	9,012	—	675	122,419

Total loans, net of deferred loan fees and discounts	$2,356,327	$378,222	$2,983	$22,061	$2,759,593

Total principal balance of loans owed, net of charge-offs	$2,363,243	$388,139	$8,280	$25,650	$2,785,312
Unamortized net deferred loan fees	(6,916)	—	—	—	(6,916)
Discounts to principal balance of loans owed, net of charge-offs	—	(9,917)	(5,297)	(3,589)	(18,803)

Total loans, net of unamortized deferred loan fees and discounts	$2,356,327	$378,222	$2,983	$22,061	$2,759,593

Noncovered loans	$2,356,327	$378,222	$2,983	$18,885	$2,756,417
Covered loans	—	—	—	3,176	3,176

Total loans, net of unamortized deferred loan fees and discounts	$2,356,327	$378,222	$2,983	$22,061	$2,759,593

Allowance for loan losses	$(28,141)	$(1,665)	$(17)	$(2,680)	$(32,503)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Year ended December 31,
	2017	2016
Change in accretable yield:
Balance at beginning of period	$10,348	$13,255
Accretion to interest income	(2,809)	(4,011)
Reclassification (to) from nonaccretable difference	(3,277)	1,104

Balance at end of period	$4,262	$10,348

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses - Year Ended December 31, 2017
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,748	$11,517	$7,044	$2,644	—	$622	$5,831	$1,417	$680	$32,503
Charge-offs	(60)	(186)	(98)	(332)	—	(1,186)	(1,444)	(1,104)	—	(4,410)
Recoveries	—	397	698	242	—	375	428	—	1	2,141
(Benefit) provision	(371)	(287)	(1,844)	(713)	—	775	1,697	871	(39)	89

Ending balance	$2,317	$11,441	$5,800	$1,841	—	$586	$6,512	$1,184	$642	$30,323

Ending balance:
Individ. evaluated for impairment	$230	$30	$427	$107	—	$57	$1,848	—	—	$2,699

Loans pooled for evaluation	$1,932	$11,351	$5,356	$1,734	—	$529	$4,624	$1,184	$642	$27,352

Loans acquired with deteriorated credit quality	$155	$60	$17	—	—	—	$40	—	—	$272

	Loans, net of unearned fees – As of December 31, 2017
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$385,426	$1,914,896	$288,688	$43,031	—	$25,155	$220,412	$67,930	$69,627	$3,015,165

Individ. evaluated for impairment	$5,298	$13,911	$2,688	$1,470	—	$257	$4,470	$140	—	$28,234

Loans pooled for evaluation	$378,743	$1,892,422	$283,502	$41,076	—	$24,853	$213,358	$67,790	$69,627	$2,971,371

Loans acquired with deteriorated credit quality	$1,385	$8,563	$2,498	$485	—	$45	$2,584	—	—	$15,560

	Allowance for Loan Losses - Year Ended December 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,896	$11,015	$11,253	$3,177	—	$688	$5,271	$899	$812	$36,011
Charge-offs	(321)	(827)	(585)	(219)	—	(823)	(455)	—	—	(3,230)
Recoveries	880	920	2,317	590	—	449	404	54	78	5,692
(Benefit) provision	(707)	409	(5,941)	(904)	—	308	611	464	(210)	(5,970)

Ending balance	$2,748	$11,517	$7,044	$2,644	—	$622	$5,831	$1,417	$680	$32,503

Ending balance:
Individ. evaluated for impairment	$258	$4	$411	$215	—	$28	$1,130	—	—	$2,046

Loans pooled for evaluation	$2,304	$10,064	$6,616	$2,365	—	$594	$3,765	$1,372	$680	$27,760

Loans acquired with deteriorated credit quality	$186	$1,449	$17	$64	—	—	$936	$45	—	$2,697

	Loans, net of unearned fees – As of December 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$368,343	$1,685,121	$289,715	$46,182	—	$30,766	$217,047	$55,429	$66,990	$2,759,593

Individ. evaluated for impairment	$4,094	$15,081	$3,196	$1,508	—	$154	$4,096	$11	—	$28,140

Loans pooled for evaluation	$362,780	$1,657,238	$282,159	$42,992	—	$30,547	$208,960	$54,743	$66,990	$2,706,409

Loans acquired with deteriorated credit quality	$1,469	$12,802	$4,360	$1,682	—	$65	$3,991	$675	—	$25,044

Note 5 – Allowance for Loan Losses (continued)

	Allowance for Loan Losses - Year Ended December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$3,086	$9,227	$15,676	$1,797	$9	$719	$4,226	$1,434	$411	$36,585
Charge-offs	(224)	—	(694)	(242)	(4)	(972)	(680)	—	—	(2,816)
Recoveries	204	243	666	252	42	500	677	1,728	140	4,452
(Benefit) provision	(170)	1,545	(4,395)	1,370	(47)	441	1,048	(2,263)	261	(2,210)

Ending balance	$2,896	$11,015	$11,253	$3,177	—	$688	$5,271	$899	$812	$36,011

Ending balance:
Individ. evaluated for impairment	$335	$396	$605	$294	—	$74	$1,187	—	—	$2,891

Loans pooled for evaluation	$2,501	$9,167	$10,423	$2,883	—	$614	$2,983	$844	$812	$30,227

Loans acquired with deteriorated credit quality	$60	$1,452	$225	—	—	—	$1,101	$55	—	$2,893

	Loans, net of unearned fees – As of December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$314,265	$1,497,567	$322,492	$40,362	—	$32,429	$194,913	$46,135	$74,774	$2,522,937

Individ. evaluated for impairment	$6,767	$32,407	$5,747	$1,731	—	$288	$2,671	$4	$490	$50,105

Loans pooled for evaluation	$305,353	$1,442,100	$309,007	$37,004	—	$32,077	$187,393	$45,410	$74,284	$2,432,628

Loans acquired with deteriorated credit quality	$2,145	$23,060	$7,738	$1,627	—	$64	$4,849	$721	—	$40,204

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

The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:

•	Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•	Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.

•	Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well defined workout/rehabilitation program.

•	Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

•	Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

Note 5 – Allowance for Loan Losses (continued)

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators – As of December 31, 2017
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$315,120	$1,649,333	$265,345	$37,428	—	$22,432	$195,208	$67,813	$64,492	$2,617,171
Special mention	2,234	18,434	2,558	800	—	272	9,492	—	4,872	38,662
Substandard	3,168	22,743	2,039	1,620	—	155	4,737	107	—	34,569
Loss	—	—	—	—	—	—	—	—	—	—

Total originated	$320,522	$1,690,510	$269,942	$39,848	—	$22,859	$209,437	$67,920	$69,364	$2,690,402

PNCI loans:
Pass	$61,411	$203,751	$14,866	$2,433	—	$2,207	$8,390	$10	$263	$293,331
Special mention	218	11,513	450	188	—	38	1	—	—	12,408
Substandard	1,890	559	932	77	—	6	—	—	—	3,464
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI	$63,519	$215,823	$16,248	$2,698	—	$2,251	$8,391	$10	$263	$309,203

PCI loans	$1,385	$8,563	$2,498	$485	—	$45	$2,584	—	—	$15,560

Total loans	$385,426	$1,914,896	$288,688	$43,031	—	25,155	$220,412	$67,930	$69,627	$3,015,165

	Credit Quality Indicators – As of December 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$278,635	$1,399,936	$258,024	$37,844	—	$27,542	$190,902	$54,602	$57,808	$2,305,293
Special mention	2,992	14,341	2,518	891	—	385	6,133	—	311	27,571
Substandard	2,912	11,551	3,048	2,001	—	240	3,700	11	—	23,463
Loss	—	—	—	—	—	—	—	—	—	—

Total originated	$284,539	$1,425,828	$263,590	$40,736	—	$28,167	$200,735	$54,613	$58,119	$2,356,327

PNCI loans:
Pass	$79,000	$233,326	$20,442	$3,506	—	$2,437	$12,320	$141	$8,871	$360,043
Special mention	1,849	5,925	509	173	—	92	1	—	—	8,549
Substandard	1,486	7,240	814	85	—	5	—	—	—	9,630
Loss	—	—	—	—	—	—	—	—	—	—

Total PNCI	$82,335	$246,491	$21,765	$3,764	—	$2,534	$12,321	$141	$8,871	$378,222

PCI loans	$1,469	$12,802	$4,360	$1,682	—	$65	$3,991	$675	—	$25,044

Total loans	$368,343	$1,685,121	$289,715	$46,182	—	$30,766	$217,047	$55,429	$66,990	$2,759,593

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2017
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$1,740	$158	$528	$511	—	$56	$956	$34	—	$3,983
60-89 Days	510	987	48	107	—	36	738	—	—	2,426
> 90 Days	243	—	372	373	—	3	1,527	—	—	2,518

Total past due	$2,493	$1,145	$948	$991	—	$95	$3,221	$34	—	$8,927
Current	318,029	1,689,365	268,994	38,857	—	22,764	206,216	67,886	$69,364	2,681,475

Total orig. loans	$320,522	$1,690,510	$269,942	$39,848	—	$22,859	$209,437	$67,920	$69,364	$2,690,402

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$1,725	$8,144	$811	$1,106	—	$7	$3,669	—	—	$15,462

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2017
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$1,495	$70	$298	$30	—	$6	—	—	—	$1,899
60-89 Days	90	—	228	—	—	26	—	—	—	344
> 90 Days	109	—	330	—	—	—	—	—	—	439

Total past due	$1,694	$70	$856	$30	—	$32	—	—	—	$2,682
Current	61,825	215,753	15,392	2,668	—	2,219	$8,391	$10	$263	306,521

Total PNCI loans	$63,519	$215,823	$16,248	$2,698	—	$2,251	$8,391	$10	$263	$309,203

> 90 Days and still accruing	$81	—	$200	—	—	—	—	—	—	$281

Nonaccrual loans	$1,012	—	$402	$44	—	$5	—	—	—	$1,463

Note 5 – Allowance for Loan Losses (continued)

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$552	$317	$754	$646	—	$16	$1,148	$921	—	$4,354
60-89 Days	269	1,387	—	395	—	30	84	—	$421	2,586
> 90 Days	—	216	687	184	—	15	634	11	—	1,747

Total past due	$821	$1,920	$1,441	$1,225	—	$61	$1,866	$932	$421	$8,687
Current	283,718	1,423,908	262,149	39,511	—	28,106	198,869	53,681	57,698	2,347,640

Total orig. loans	$284,539	$1,425,828	$263,590	$40,736	—	$28,167	$200,735	$54,613	$58,119	$2,356,327

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$255	$7,651	$1,211	$803	—	$33	$2,930	$11	—	$12,894

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$1,510	$73	$274	$39	—	—	—	—	—	$1,896
60-89 Days	—	—	—	—	—	—	—	—	—	—
> 90 Days	21	81	589	13	—	—	—	—	—	704

Total past due	$1,531	$154	$863	$52	—	—	—	—	—	$2,600
Current	80,804	246,337	20,902	3,712	—	$2,534	$12,321	$141	$8,871	375,622

Total PNCI loans	$82,335	$246,491	$21,765	$3,764	—	$2,534	$12,321	$141	$8,871	$378,222

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$194	$1,826	$742	$67	—	$5	—	—	—	$2,834

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

	Impaired Originated Loans – As of December 31, 2017
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$2,058	$13,101	$1,093	$1,107	—	$4	$575	$140	—	$18,078

Unpaid principal	$2,109	$13,360	$1,175	$1,429	—	$52	$585	$140	—	$18,850

Average recorded Investment	$1,875	$13,123	$1,287	$852	—	$10	$668	$76	—	$17,891

Interest income Recognized	$85	$609	$39	$14	—	—	$18	$9	—	$774

With an allowance recorded:
Recorded investment	$1,881	$810	$401	$198	—	$3	$3,895	—	—	$7,188

Unpaid principal	$1,914	$826	$406	$198	—	$3	$3,981	—	—	$7,328

Related allowance	$230	$30	$111	$10	—	$3	$1,848	—	—	$2,232

Average recorded Investment	$1,626	$728	$415	$341	—	$10	$3,615	—	—	$6,735

Interest income Recognized	$58	$36	$8	$10	—	—	$166	—	—	$278

Note 5 – Allowance for Loan Losses (continued)

	Impaired PNCI Loans – As of December 31, 2017
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$1,359	—	$591	$44	—	—	—	—	—	$1,994

Unpaid principal	$1,404	—	$612	$57	—	—	—	—	—	$2,073

Average recorded Investment	$911	$913	$663	$56	—	$2	—	—	—	$2,545

Interest income Recognized	$24	—	$22	—	—	—	—	—	—	$46

With an allowance recorded:
Recorded investment	—	—	$603	$121	—	$250	—	—	—	$974

Unpaid principal	—	—	$604	$121	—	$250	—	—	—	$975

Related allowance	—	—	$316	$97	—	$54	—	—	—	$467

Average recorded Investment	$130	$66	$577	$61	—	$184	—	—	—	$1,018

Interest income Recognized	—	—	$26	$6	—	$11	—	—	—	$43

	Impaired Originated Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$1,820	$12,898	$1,480	$715	—	$15	$762	$11	—	$17,701

Unpaid principal	$1,829	$13,145	$1,561	$1,135	—	$29	$926	$16	—	$18,641

Average recorded Investment	$2,853	$20,003	$2,221	$831	$1	$16	$669	$7	—	$26,601

Interest income Recognized	$92	$570	$40	$6	—	$1	$48	—	—	$757

With an allowance recorded:
Recorded investment	$1,551	$357	$430	$594	—	$19	$3,334	—	—	$6,285

Unpaid principal	$1,552	$358	$440	$595	—	$19	$3,385	—	—	$6,349

Related allowance	$180	$4	$110	$107	—	$13	$1,130	—	—	$1,544

Average recorded Investment	$1,779	$888	$1,076	$634	—	$9	$2,714	—	—	$7,100

Interest income Recognized	$65	$22	$9	$31	—	$2	$77	—	—	$206

	Impaired PNCI Loans – As of December 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$463	$1,826	$735	$67	—	$3	—	—	—	$3,094

Unpaid principal	$486	$2,031	$746	$74	—	$4	—	—	—	$3,341

Average recorded Investment	$669	$1,479	$594	$69	—	$18	$1	—	$245	$3,075

Interest income Recognized	$7	—	$9	$1	—	—	—	—	—	$17

With an allowance recorded:
Recorded investment	$259	—	$551	$132	—	$118	—	—	—	$1,060

Unpaid principal	$259	—	$551	$132	—	$118	—	—	—	$1,060

Related allowance	$79	—	$300	$108	—	$15	—	—	—	$502

Average recorded Investment	$130	$1,374	$579	$85	—	$176	—	—	—	$2,344

Interest income Recognized	$10	—	$27	$7	—	$5	—	—	—	$49

Note 5 – Allowance for Loan Losses (continued)

At December 31, 2017, $12,517,000 of Originated loans were TDRs and classified as impaired. The Company had obligations to lend $1,000 of additional funds on these TDRs as of December 31, 2017. At December 31, 2017, $1,352,000 of PNCI loans were TDRs and classified as impaired. The Company had no obligations to lend additional funds on these TDRs as of December 31, 2017.

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

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the periods indicated:

	TDR Information for the Year Ended December 31, 2017
	RE Mortgage		Home Equity		Auto	Other		Construction
(dollars in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	1	8	3	1	—	1	11	1	—	26
Pre-mod outstanding principal balance	$939	$3,721	$187	$252	—	$14	$1,854	$144	—	$7,111
Post-mod outstanding principal balance	$939	$3,695	$187	$252	—	$14	$1,747	$144	—	$6,978
Financial impact due to
TDR taken as additional provision	$169	$(111)	$27	—	—	$11	$37	—	—	$133
Number that defaulted during the period	2	1	1	1	—	—	—	—	—	5
Recorded investment of TDRs that subsequently defaulted during the 12 month period after modification	$223	$219	$127	$55	—	—	—	—	—	$624
Financial impact due to the default of previous
TDR taken as charge-offs or additional provisions	—	—	$(5)	—	—	—	—	—	—	$(5)

	TDR Information for the Year Ended December 31, 2016
	RE Mortgage		Home Equity		Auto	Other		Construction
(dollars in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	3	5	9	1	—	2	4	—	—	24
Pre-mod outstanding principal balance	$650	$423	$707	$105	—	$27	$77	—	—	$1,989
Post-mod outstanding principal balance	$656	$461	$709	$105	—	$27	$77	—	—	$2,035
Financial impact due to
TDR taken as additional provision	$50	$46	$205	—	—	$2	$23	—	—	$326
Number that defaulted during the period	2	—	1	—	—	—	—	—	—	3
Recorded investment of TDRs that subsequently defaulted during the 12 month period after modification	$101	—	$229	—	—	—	—	—	—	$330
Financial impact due to the default of previous
TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—	—

	TDR Information for the Year Ended December 31, 2015
	RE Mortgage		Home Equity		Auto	Other		Construction
(dollars in thousands)	Resid.	Comm.	Lines	Loans	Indirect	Consum.	C&I	Resid.	Comm.	Total
Number	4	5	2	2	—	2	8	—	—	23
Pre-mod outstanding principal balance	$800	$1,518	$301	$315	—	$89	$956	—	—	$3,979
Post-mod outstanding principal balance	$801	$1,517	$301	$321	—	$89	$944	—	—	$3,973
Financial impact due to TDR taken as additional provision	$8	$(5)	—	$38		$5	$405	—	—	$451
Number that defaulted during the period	4	2	3	1	—	—	—	—	—	10
Recorded investment of TDRs that subsequently defaulted during the 12 month period after modification	$221	$280	$182	$53	—	—	—	—	—	$736
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	$(9)	—	—	—	—	—	$(9)

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (dollars in thousands):

	Year ended December 31, 2017			Year ended December 31, 2016
	Noncovered	Covered	Total	Noncovered	Covered	Total
Beginning balance, net	$3,763	$223	$3,986	$5,369	—	$5,369
Additions/transfers from loans	1,563	—	1,563	2,282	$223	2,505
Dispositions/sales	(1,938)	$(223)	(2,161)	(3,748)	—	(3,748)
Valuation adjustments	(162)	—	(162)	(140)	—	(140)

Ending balance, net	$3,226	—	$3,226	$3,763	$223	$3,986

Ending valuation allowance	$(200)	—	$(200)	$(314)	—	$(314)

Ending number of foreclosed assets	16	—	16	14	1	15

Proceeds from sale of foreclosed assets	$2,656	$216	$2,872	$4,010	—	$4,010

Gain on sale of foreclosed assets	$718	$(7)	$711	$262	—	$262

At December 31, 2017, the balance of real estate owned includes $1,186,000 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are underway is $178,000.

Note 7 – Premises and Equipment

Premises and equipment were comprised of:

	December 31, 2017	December 31, 2016
	(In thousands)
Land & land improvements	$9,959	$9,522
Buildings	50,340	42,345
Furniture and equipment	35,939	31,428

	96,238	83,295
Less: Accumulated depreciation	(40,644)	(37,412)

	55,594	45,883
Construction in progress	2,148	2,523

Total premises and equipment	$57,742	$48,406

Depreciation expense for premises and equipment amounted to $5,686,000, $5,314,000, and $5,043,000 in 2017, 2016, and 2015, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (dollars in thousands):

	Year ended December 31,
	2017	2016
Beginning balance	$95,912	$94,560
Increase in cash value of life insurance	2,685	2,717
Death benefit receivable in excess of cash value	108	238
Death benefit receivable	(922)	(1,603)

Ending balance	$97,783	$95,912

End of period death benefit	$165,587	$165,669
Number of policies owned	182	185
Insurance companies used	14	14
Current and former employees and directors covered	57	58

As of December 31, 2017, the Bank was the owner and beneficiary of 182 life insurance policies, issued by 14 life insurance companies, covering 57 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these consolidated financial statements for additional information on JBAs.

Note 9 – Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated:

	December 31,			December 31,
(Dollar in Thousands)	2017	Additions	Reductions	2016
Goodwill	$64,311	—	—	$64,311

The following table summarizes the Company’s core deposit intangibles as of the dates indicated:

	December 31,		Reductions/	Fully	December 31,
(Dollar in Thousands)	2017	Additions	Amortization	Depreciated	2016
Core deposit intangibles	$9,558	—	—	$(562)	$10,120
Accumulated amortization	(4,384)	—	$(1,389)	$562	(3,557)

Core deposit intangibles, net	$5,174	—	$(1,389)	—	$6,563

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

Estimated Core Deposit
Years Ended	Intangible Amortization
2018	$1,324
2019	1,228
2020	1,228
2021	969
2022	280
Thereafter	145

Note 10 – Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

	Years ended December 31,
	2017	2016	2015
Balance at beginning of period	$6,595	$7,618	$7,378
Acquisition	—	—	—
Originations	810	1,161	941
Change in fair value	(718)	(2,184)	(701)

Balance at end of period	$6,687	$6,595	$7,618

Contractually specified servicing fees, late fees and ancillary fees earned	$2,076	$2,065	$2,164
Balance of loans serviced at:
Beginning of period	$816,623	$817,917	$840,288
End of period	$811,065	$816,623	$817,917
Weighted-average prepayment speed (CPR)	8.9%	8.8%	9.8%
Weighted-average discount rate	13.0%	14.0%	10.0%

The changes in fair value of MSRs during 2017 were primarily due to changes in investor required rate of return, or discount rate, of the MSRs. The changes in fair value of MSRs during 2016 were primarily due to changes in principal balances, changes in mortgage prepayment speeds, and changes in investor required rate of return, or discount rate, of the MSRs. The changes in fair value of MSRs that occurred during 2015 were primarily due to changes in principal balances and changes in estimate life of the MSRs.

Note 11 – Indemnification Asset

A summary of the activity in the balance of indemnification asset (liability) included in other assets is follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Beginning balance	$(744)	$(521)	$(349)
Effect of actual covered losses (recoveries) and increase (decrease) in estimated future covered losses	(192)	(412)	(93)
Change in estimated “true up” liability	(32)	(86)	(71)
Reimbursable expenses, net	—	2	4
Payments made (received)	256	273	(12)
Gain on termination of loss share agreement	712	—	—

Ending balance	—	$(744)	$(521)

Amount of indemnification asset (liability) recorded in other assets	—	$(60)	$77
Amount of indemnification liability recorded in other liabilities	—	(684)	(598)

Ending balance	—	$(744)	$(521)

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

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	As of December 31,
	2017	2016
Deferred tax asset, net (Note 22)	$21,697	$36,199
Prepaid expense	4,111	3,045
Software	1,126	2,039
Advanced compensation	16	249
Capital Trusts	1,706	1,702
Investment in Low Housing Tax Credit Funds	16,854	18,465
Life insurance proceeds receivable	2,242	2,120
Prepaid Taxes	4,754	6,460
Premises held for sale	—	2,896
Miscellaneous other assets	2,545	1,568

Total other assets	$55,051	$74,743

Note 13 – Deposits

A summary of the balances of deposits follows (in thousands):

	December 31,
	2017	2016
Noninterest-bearing demand	$1,368,218	$1,275,745
Interest-bearing demand	971,459	887,625
Savings	1,364,518	1,397,036
Time certificates, over $250,000	73,596	75,184
Other time certificates	231,340	259,970

Total deposits	$4,009,131	$3,895,560

Certificate of deposit balances of $50,000,000 from the State of California were included in time certificates over $250,000 at December 31, 2017 and 2016. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,366,000 and $1,191,000 were classified as consumer loans at December 31, 2017 and 2016, respectively.

At December 31, 2017, the scheduled maturities of time deposits were as follows (in thousands):

Scheduled
Maturities
2018
2019	$250,277
2020	23,577
2021	17,699
2020	8,887
Thereafter	4,496

Total	$304,936

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Years ended December 31,
	2017	2016	2015
Balance at beginning of period	$2,719	$2,475	$2,145
Provision for losses – Unfunded commitments	445	244	330

Balance at end of period	$3,164	$2,719	$2,475

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	December 31,
	2017	2016
Deferred compensation	$6,605	$6,525
Pension liability	28,472	26,645
Joint beneficiary agreements	3,365	3,007
Low income housing tax credit fund commitments	8,554	15,176
Accrued salaries and benefits expense	6,619	5,704
Loan escrow and servicing payable	1,958	2,146
Deferred revenue	1,228	726
Litigation contingency	1,450	1,450
Miscellaneous other liabilities	5,007	5,985

Total other liabilities	$63,258	$67,364

Note 16 – Other Borrowings

A summary of the balances of other borrowings follows:

	December 31,
	2017	2016
	(in thousands)
FHLB collateralized borrowing, fixed rate, as of December 31, 2017 of 1.38%, payable on January 2, 2018	$104,729	—
Other collateralized borrowings, fixed rate, as of December 31, 2017 of 0.05%, payable on January 2, 2018	17,437	$17,493

Total other borrowings	$122,166	$17,493

The Company did not enter into any other borrowings or repurchase agreements during 2017 or 2016.

The Company maintains a collateralized line of credit with the FHLB. Based on the FHLB stock requirements at December 31, 2017, this line provided for maximum borrowings of $1,365,325,000 of which $104,729,000 was outstanding, leaving $1,260,596,000 available. As of December 31, 2017, the Company had designated investment securities with a fair value of $67,325,000 and loans totaling $1,992,980,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company had $17,437,000 and $17,493,000 of other collateralized borrowings at December 31, 2017 and 2016, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of December 31, 2017, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $33,531,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2017, this line provided for maximum borrowings of $134,660,000 of which none was outstanding, leaving $134,660,000 available.    As of December 31, 2017, the Company has designated investment securities with fair value of $17,000 and loans totaling $245,532,000 as potential collateral under this collateralized line of credit with the FRB.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $20,000,000 for federal funds transactions at December 31, 2017.

Note 17 – Junior Subordinated Debt

At December 31, 2017, the Company had five wholly-owned subsidiary business trusts that had issued $62.9 million of trust preferred securities (the “Capital Trusts”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.

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

The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

			Coupon Rate	As of December 31, 2017
Subordinated	Maturity	Face	(Variable)	Current	Recorded
Debt Series	Date	Value	3 mo. LIBOR +	Coupon Rate	Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	4.41%	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	3.91%	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	4.63%	5,135
North Valley Trust III	4/24/2034	5,155	2.80%	4.16%	4,041
North Valley Trust IV	3/15/2036	10,310	1.33%	2.92%	6,444

		$62,889			$56,858

Note 18 – Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $82,068,000 and $78,183,000 were maintained to satisfy Federal regulatory requirements at December 31, 2017 and 2016. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

Lease Commitments— The Company leases 48 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The Company currently does not have any capital leases. At December 31, 2017, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
(in thousands)
2018	$3,278
2019	2,499
2020	1,847
2021	1,488
2022	757
Thereafter	798

Future minimum lease payments	$10,667

Rent expense under operating leases was $5,885,000 in 2017, $6,082,000 in 2016, and $6,241,000 in 2015. Rent expense was offset by rent income of $44,000 in 2017, $220,000 in 2016, and $217,000 in 2015.

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

Note 18 – Commitments and Contingencies (continued)

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	December 31, 2017	December 31, 2016
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$257,220	$220,836
Consumer loans	422,958	406,855
Real estate mortgage loans	66,267	42,184
Real estate construction loans	187,097	97,399
Standby letters of credit	13,075	12,763
Deposit account overdraft privilege	98,260	98,583

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

As part of the mediations, which took place concurrently, the Bank agreed in principal to settle the two matters in a consolidated settlement proceeding. The agreement was preliminarily approved by the court and notices were sent to the members of the purported classes. After reviewing the received claims, on January 12, 2018, the final settlement agreement was approved by the court. The total cost to the bank was $1,469,000, as compared to the balance accrued for litigation contingencies as of December 31, 2017 and 2016 of $1,450,000.

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

The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.648265 per Class B share. As of December 31, 2017, the value of the Class A shares was $114.02 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $2,518,000 as of December 31, 2017, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $19,236,000, $16,758,000, and $13,304,000 in 2017, 2016, and 2015, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight. Absent approval from the Commissioner of the Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2017, the Bank could have paid dividends of $85,254,000 to the Company without the approval of the Commissioner of the Department of Business Oversight.

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of December 31, 2017, the Company had repurchased 166,600 shares under this plan. During the year ended December 31, 2017, there were no shares of common stock repurchased under this plan.

Stock Repurchased Under Equity Compensation Plans

During the years ended December 31, 2017, 2016, and 2015, employees tendered 107,390, 264,800, and 106,355 of the Company’s common stock with market value of $3,854,000, $7,879,000, and $2,868,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced August 21, 2007.

Note 20 – Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit (RSU) awards and stock appreciation rights. RSUs that vest based solely on the grantee remaining in the service of the Company for a certain amount of time, are referred to as “service condition vesting RSUs”. RSUs that vest based on the grantee remaining in the service of the Company for a certain amount of time and a market condition such as the total return of the Company’s common stock versus the total return of an index of bank stocks, are referred to as “market plus service condition vesting RSUs”.    In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a performance award, a restricted stock award or a RSU. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of December 31, 2017, 411,900 options for the purchase of common shares, and 121,286 RSUs were outstanding, and 527,039 shares remain available for issuance, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of December 31, 2017, 34,500 options for the purchase of common shares were outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Stock option activity is summarized in the following table for the dates indicated:

	Number of Shares	Option Price per Share			Weighted Average Exercise Price
Outstanding at December 31, 2016	592,250	$12.63	to	$23.21	$17.12
Options granted	—	—	to	—	—
Options exercised	(145,850)	$14.54	to	$22.54	$17.97
Options forfeited	—	—	to	—	—
Outstanding at December 31, 2017	446,400	$12.63	to	$23.21	$16.84

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of December 31, 2017:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	422,100	24,300	446,400
Weighted average exercise price	$16.65	$20.21	$16.84
Intrinsic value (in thousands)	$8,953	$429	$9,382
Weighted average remaining contractual term (yrs.)	3.8	5.7	3.9

The 24,300 options that are currently not exercisable as of December 31, 2017 are expected to vest, on a weighted-average basis, over the next 0.7 years, and the Company is expected to recognize $108,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2017 or 2016.

The following table shows the total intrinsic value of options exercised, the total fair value of options vested, total compensation costs for options recognized in income, and total tax benefit recognized in income related to compensation costs for options during the periods indicated:

	Years Ended December 31,
	2017	2016	2015
Intrinsic value of options exercised	$2,657,000	$3,483,000	$969,000
Fair value of options that vested	$259,000	$580,000	$734,000
Total compensation costs for options recognized in income	$259,000	$580,000	$734,000
Total tax benefit recognized in income related to compensation costs for options	$109,000	$244,000	$380,000
Excess tax benefit recognized in income	$906,000	—	—

During 2017, 2016 and 2015, the Company granted no options.

Note 20 – Stock Options and Other Equity-Based Incentive Instruments (continued)

Restricted stock unit (RSU) activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2016	68,450		47,426
RSUs granted	29,669	$35.36	17,939	$32.95
Additional market plus service condition RSUs vested			6,269
RSUs added through dividend credits	1,245		—
RSUs released	(30,896)		(18,805)
RSUs forfeited/expired	(11)		—
Outstanding at December 31, 2017	68,457		52,829

The 68,457 of service condition vesting RSUs outstanding as of December 31, 2017 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The 68,457 of service condition vesting RSUs outstanding as of December 31, 2017 are expected to vest, and be released, on a weighted-average basis, over the next 1.2 years. The Company expects to recognize $1,448,000 of pre-tax compensation costs related to these service condition vesting RSUs between December 31, 2017 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2017 or 2016.

The 52,829 of market plus service condition vesting RSUs outstanding as of December 31, 2017 are expected to vest, and be released, on a weighted-average basis, over the next 1.4 years. The Company expects to recognize $724,000 of pre-tax compensation costs related to these RSUs between December 31, 2017 and their vesting dates. As of December 31, 2017, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 79,243 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2017 or 2016.

The following table shows the compensation costs for RSUs recognized in income for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Total compensation costs for RSUs recognized in income:
Service condition vesting RSUs	$895,000	$616,000	$458,000
Market plus service condition vesting RSUs	$432,000	$271,000	$179,000

Note 21 – Noninterest Income and Expense

The components of other noninterest income were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Service charges on deposit accounts	$16,056	$14,365	$14,276
ATM and interchange fees	16,727	15,859	13,364
Other service fees	3,282	3,121	2,977
Mortgage banking service fees	2,076	2,065	2,164
Change in value of mortgage servicing rights	(718)	(2,184)	(701)

Total service charges and fees	37,423	33,226	32,080

Gain on sale of loans	3,109	4,037	3,064
Commissions on sale of non-deposit investment products	2,729	2,329	3,349
Increase in cash value of life insurance	2,685	2,717	2,786
Gain on sale of investments	961	—	—
Lease brokerage income	782	711	712
Gain on sale of foreclosed assets	711	262	991
Change in indemnification asset	490	(493)	(207)
Sale of customer checks	372	408	492
Life insurance benefit in excess of cash value	108	238	155
Loss on disposal of fixed assets	(142)	(147)	(129)
Other	793	1,275	2,054

Total other noninterest income	12,598	11,337	13,267

Total noninterest income	$50,021	$44,563	$45,347

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights, totaling $1,358,000, $(119,000), and $1,463,000 were recorded in service charges and fees noninterest income for the years ended December 31, 2017, 2016, and 2015, respectively.

The components of noninterest expense were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Base salaries, net of deferred loan origination costs	$54,589	$53,169	$46,822
Incentive compensation	9,227	8,872	6,964
Benefits and other compensation costs	19,114	18,683	17,619

Total salaries and benefits expense	82,930	80,724	71,405

Occupancy	10,894	10,139	10,126
Data processing and software	10,448	8,846	7,670
Equipment	7,141	6,597	5,997
ATM & POS network charges	4,752	4,999	4,190
Advertising	4,101	3,829	3,992
Professional fees	3,745	5,409	4,545
Telecommunications	2,713	2,749	3,007
Assessments	1,676	2,105	2,572
Operational losses	1,394	1,564	737
Intangible amortization	1,389	1,377	1,157
Postage	1,296	1,603	1,296
Courier service	1,035	998	1,154
Change in reserve for unfunded commitments	445	244	330
Foreclosed assets expense	231	266	490
Provision for foreclosed asset losses	162	140	502
Legal settlement	—	1,450	—
Merger & acquisition expense	530	784	586
Miscellaneous other	12,142	12,174	11,085

Total other noninterest expense	64,094	65,273	59,436

Total noninterest expense	$147,024	$145,997	$130,841

Merger and acquisition expense:
Base salaries, net of loan origination costs	—	$187	—
Data processing and software	—	—	$108
Professional fees	$513	342	120
Other	17	255	358

Total merger expense	$530	$784	$586

Note 22 – Income Taxes

The components of consolidated income tax expense are as follows:

	2017	2016	2015
		(in thousands)
Current tax expense
Federal	$17,835	$17,401	$21,076
State	6,650	7,121	7,139

	$24,485	24,522	28,215

Deferred tax expense
Federal	11,418	2,735	408
State	1,055	455	273

	12,473	3,190	681

Total tax expense	$36,958	$27,712	$28,896

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes. The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit.

On December 22, 2017, President Donald Trump signed into law “H.R.1”, commonly known as the “Tax Cuts and Jobs Act”, which among other items reduces the Federal corporate tax rate from 35% to 21%. The Company’s deferred tax expense as of December 31, 2017 includes $7,416,000 from the re-measurement of deferred taxes and $226,000 from an acceleration of amortization expense on the low income housing tax credit investments.

Taxes recorded directly to shareholders’ equity are not included in the preceding table. These taxes relating to changes in unfunded status of the supplemental retirement plans amounting to $400,000 in 2017, $429,000 in 2016, and $904,000 in 2015, taxes (benefits) related to unrealized gains and losses on available-for-sale investment securities amounting to $2,722,000 in 2017, $(4,631,000) in 2016, and $(797,000) in 2015, taxes (benefits) related to equity compensation of $0 in 2017, $(170,000) in 2016, and $(28,000) in 2015, were recorded directly to shareholders’ equity.

The Company recognized, as components of tax expense, tax credits and other tax benefits, and amortization expense relating to our investments in Qualified Affordable Housing Projects as followers for the periods indicated:

Year ended December 31,	2017	2016	2015
		(in thousands)
Tax credits and other tax benefits – decrease in tax expense	$(1,753)	$(954)	$(354)
Amortization – increase in tax expense	$1,611	$757	$277

The carrying value of Low Income Housing Tax Credit Funds was $16,854,000 and $18,465,000 as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company has committed to make additional capital contributions to the Low Income Housing Tax Credit Funds in the amount of $8,554,000, and these contributions are expected to be made over the next several years.

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2017, 2016 and 2015 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Years Ended December 31,
	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.9	6.8	6.6
Tax Cuts and Jobs Act impact on deferred re-measurement	9.6	—	—
Tax-exempt interest on municipal obligations	(1.9)	(1.8)	(0.7)
Tax-exempt life insurance related income	(1.3)	(1.3)	(1.3)
Equity compensation	(1.2)	—	—
Low income housing tax credit benefits	(2.3)	(1.3)	(0.4)
Low income housing tax credit amortization	2.1	0.8	—
Non-deductible joint beneficiary agreement expense	0.1	0.1	0.1
Non-deductible merger expense	0.2	—	—
Other	0.5	(0.1)	0.4

Effective Tax Rate	47.7%	38.2%	39.7%

Note 22 – Income Taxes (continued)

The temporary differences, tax effected, which give rise to the Company’s net deferred tax asset recorded in other assets are as follows as of December 31 for the years indicated:

	2017	2016
	(in thousands)
Deferred tax assets:
Allowance for losses and reserve for unfunded commitments	$9,900	$14,809
Deferred compensation	1,953	2,743
Accrued pension liability	6,835	9,220
Accrued bonus	171	1,727
Other accrued expenses	522	781
Unfunded status of the supplemental retirement plans	1,582	1,982
State taxes	1,397	2,257
Share based compensation	1,322	2,063
Nonaccrual interest	282	408
OREO write downs	59	132
Indemnification asset	—	313
Acquisition cost basis	2,187	3,996
Unrealized loss on securities	1,008	3,730
Tax credits	581	491
Net operating loss carryforwards	1,801	3,354
Other	508	981

Total deferred tax assets	30,108	48,987

Deferred tax liabilities:
Securities income	(958)	(1,362)
Depreciation	(1,987)	(3,032)
Merger related fixed asset valuations	(30)	(54)
Securities accretion	(315)	(478)
Mortgage servicing rights valuation	(1,943)	(2,710)
Core deposit intangible	(916)	(1,813)
Junior subordinated debt	(1,783)	(2,616)
Prepaid expenses and other	(479)	(723)

Total deferred tax liability	(8,411)	(12,788)

Net deferred tax asset	$21,697	$36,199

As part of the merger with North Valley Bancorp in 2014, TriCo acquired federal and state net operating loss carryforwards, capital loss carryforwards, and tax credit carryforwards. These tax attribute carryforwards will be subject to provisions of the tax law that limit the use of such losses and credits generated by a company prior to the date certain ownership changes occur. The amount of the Company’s net operating loss carryforwards that would be subject to these limitations as of December 31, 2017 were $21.4 million for California. The amount of the Company’s tax credits that would be subject to these limitations as of December 31, 2017 are $69,000 and $648,000 for federal and California, respectively. Due to the limitation, a significant portion of the state tax credits will expire regardless of whether the Company generates future taxable income. As such, the Company has recorded the future benefit of these tax credits on the books at the value which is more likely than not to be realized. These tax loss and tax credit carryforwards expire at various dates beginning in 2018.

The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, including the tax attribute carryforwards acquired as part of the North Valley Bancorp merger.

As part of the North Valley Bancorp merger, TriCo inherited an unrecognized tax benefit for tax positions claimed on prior year tax returns filed by North Valley Bancorp. The Company had an unrecognized tax benefit of $60,000 as of December 31, 2017, the recognition of which would reduce the Company’s tax expense by $34,000. Management does not expect the unrecognized tax benefit will materially change in the next 12 months. A summary of changes in the Company’s unrecognized tax benefit (including interest and penalties) in 2017 is as follows:

(in thousands)	UTB	Interest/Penalties	Total
As of December 31, 2016	$114	$7	$121
Lapse of the applicable statute of limitations	(54)	(5)	(59)

As of December 31, 2017	$60	$2	$62

During the years ended December 31, 2017 and December 31, 2016 the Company recognized no interest and penalties related to taxes. The Company files income tax returns in the U.S. federal jurisdiction, and California. With few exceptions, the Company is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years before 2014 and 2013, respectively.

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

	Years ended December 31,
	2017	2016	2015
Net income (in thousands)	$40,554	$44,811	$43,818

(number of shares in thousands)
Average number of common shares outstanding	22,912	22,814	22,750
Effect of dilutive stock options	338	273	248

Average number of common shares outstanding used to calculate diluted earnings per share	23,250	23,087	22,998

Based on an average of quarterly computations, there were 0, 13,825, and 20,625 options and restricted stock units excluded from the computation of annual diluted earnings per share for the years ended December 31, 2017, 2016 and 2015, respectively, because the effect of these options and restricted stock units were antidilutive.

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

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Unrealized holding losses on available for sale securities before reclassifications	$6,422	$(11,015)	$(1,895)
Amounts reclassified out of accumulated other comprehensive income	(961)	—	—

Unrealized holding losses on available for sale securities after reclassifications	5,461	(11,015)	(1,895)
Tax effect	(2,296)	4,631	797

Unrealized holding losses on available for sale securities, net of tax	3,165	(6,384)	(1,098)

Change in unfunded status of the supplemental retirement plans before reclassifications	(1,016)	511	1,384
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(12)	(40)	(57)
Amortization of actuarial losses	390	550	823

Total amounts reclassified out of accumulated other comprehensive income	378	510	766

Change in unfunded status of the supplemental retirement plans after reclassifications	(638)	1,021	2,150
Tax effect	268	(429)	(904)

Change in unfunded status of the supplemental retirement plans, net of tax	(370)	592	1,246

Change in joint beneficiary agreement liability before reclassifications	(110)	(343)	277
Amounts reclassified out of accumulated other comprehensive income	—	—	—

Change in joint beneficiary agreement liability after reclassifications	(110)	(343)	277
Tax effect	—	—	—

Change in joint beneficiary agreement liability, net of tax	(110)	(343)	277

Total other comprehensive income (loss)	$2,685	$(6,135)	$425

Note 24 – Comprehensive Income (continued)

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	December 31,
	2017	2016
	(in thousands)
Net unrealized gains on available for sale securities	$(3,409)	$(8,870)
Tax effect	1,008	3,729

Unrealized holding gains on available for sale securities, net of tax	(2,401)	(5,141)

Unfunded status of the supplemental retirement plans	(5,352)	(4,714)
Tax effect	2,250	1,982

Unfunded status of the supplemental retirement plans, net of tax	(3,102)	(2,732)

Joint beneficiary agreement liability	(150)	(40)
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	(150)	(40)

Accumulated other comprehensive loss	$(5,228)	$(7,913)

Note 25 – Retirement Plans

401(k) Plan

The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. Prior to July 1, 2015, the Company did not contribute to the 401(k) Plan. Effective July 1, 2015, the Company initiated a discretionary matching contribution equal to 50% of participant’s elective deferrals each quarter, up to 4% of eligible compensation. The Company recorded $776,000, $678,000, and $300,000, of salaries & benefits expense attributable to the 401(k) Plan matching contribution during the years 2017, 2016, and 2015, respectively. The Company made $767,000, $811,000, and $0, of 401(k) Plan matching contributions during the years 2017, 2016, and 2015, respectively.

Employee Stock Ownership Plan

Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $2,073,000, $1,368,000, and $2,651,000 were made during 2017, 2016, and 2015, respectively. Expenses related to the Company’s ESOP, are included in benefits and other compensation costs under salaries and benefits expense, and were $2,149,000, $1,831,000, and $2,282,000 during 2017, 2016, and 2015, respectively. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans

The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $6,605,000, and $6,525,000 at December 31, 2017 and 2016, respectively. Earnings credits on deferred balances totaling $478,000 in 2017, $487,000 in 2016, and $538,000 in 2015 are included in noninterest expense.

Supplemental Retirement Plans

The Company has supplemental retirement plans for certain directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the supplemental retirement obligations were $97,783,000 and $95,912,000 at December 31, 2017 and 2016, respectively.

The Company recorded in other liabilities the unfunded status of the supplemental retirement plans of $5,352,000 and $4,714,000 related to the supplemental retirement plans as of December 31, 2017 and 2016, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities.

Note 25 – Retirement Plans (continued)

At December 31, 2017 and 2016, the unfunded status of the supplemental retirement plans of $5,352,000 and $4,714,000 were offset by a reduction of shareholders’ equity accumulated other comprehensive loss of $3,102,000 and $2,732,000, respectively, representing the after-tax impact of the unfunded status of the supplemental retirement plans, and the related deferred tax asset of $2,250,000 and $1,982,000, respectively. Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company’s defined benefit pension plans are presented in the following table. The Company expects to recognize approximately $509,000 of the net actuarial loss reported in the following table as of December 31, 2017 as a component of net periodic benefit cost during 2018.

	December 31,
(in thousands)	2017	2016
Transition obligation	$4	$7
Prior service cost	(248)	(75)
Net actuarial loss	5,596	4,782

Amount included in accumulated other comprehensive loss	5,352	4,714
Deferred tax benefit	(2,250)	(1,982)

Amount included in accumulated other comprehensive loss, net of tax	$3,102	$2,732

Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

	December 31,
	2017	2016
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$(26,645)	$(26,184)
Acquisition	—	—
Service cost	(941)	(1,042)
Interest cost	(991)	(1,025)
Actuarial (loss)/gain	(1,203)	511
Plan amendments	185	—
Benefits paid	1,123	1,095

Benefit obligation at end of year	$(28,472)	$(26,645)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—

Fair value of plan assets at end of year	$—	$—

Funded status	$(28,472)	$(26,645)
Unrecognized net obligation existing at January 1, 1986	4	7
Unrecognized net actuarial loss	5,596	4,782
Unrecognized prior service cost	(248)	(75)
Accumulated other comprehensive income	(5,352)	(4,714)

Accrued benefit cost	$(28,472)	$(26,645)

Accumulated benefit obligation	$(26,432)	$(25,241)

The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$941	$1,042	$1,023
Interest cost on projected benefit obligation	991	1,025	957
Amortization of net obligation at transition	2	2	2
Amortization of prior service cost	(12)	(41)	(57)
Recognized net actuarial loss	390	549	823

Net periodic pension cost	$2,312	$2,577	$2,748

Note 25 – Retirement Plans (continued)

The following table sets forth assumptions used in accounting for the plans:

	Years Ended December 31,
	2017	2016	2015
Discount rate used to calculate benefit obligation	3.40%	3.80%	4.00%
Discount rate used to calculate net periodic pension cost	3.84%	4.00%	3.65%
Average annual increase in executive compensation	3.25%	2.50%	2.50%
Average annual increase in director compensation	0.00%	2.50%	2.50%

The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

Years Ended	Expected Benefit Payments to Participants	Estimated Company Contributions
	(in thousands)
2018	$1,106	$1,106
2019	1,067	1,067
2020	1,233	1,233
2021	1,859	1,859
2022	2,008	2,008
2023-2027	$10,169	$10,169

Note 26 – Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for the periods indicated (in thousands):

Balance December 31, 2015	$4,201
Advances/new loans	730
Removed/payments	(2,499)

Balance December 31, 2016	$2,432
Advances/new loans	437
Removed/payments	(721)

Balance December 31, 2017	$2,148

Deposits of directors, officers and other related parties to the Bank totaled $46,025,000 and $69,755,000 at December 31, 2017 and 2016, respectively.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value at December 31, 2017
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$604,789	—	$604,789	—
Obligations of states and political subdivisions	123,156	—	123,156	—
Marketable equity securities	2,938	$2,938	—	—
Mortgage servicing rights	6,687	—	—	$6,687

Total assets measured at fair value	$737,570	$2,938	$727,945	$6,687

	Total	Level 1	Level 2	Level 3
Fair value at December 31, 2016
Securities available-for-sale:
Obligations of U.S. government corporations and agencies	$429,678	—	$429,678	—
Obligations of states and political subdivisions	117,617	—	117,617	—
Marketable equity securities	2,938	$2,938	—	—
Mortgage servicing rights	6,595	—	—	$6,595

Total assets measured at fair value	$556,828	$2,938	$547,295	$6,595

Note 27 – Fair Value Measurement (continued)

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during 2017 or 2016.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2017, 2016, and 2015. Had there been any transfer into or out of Level 3 during 2017, 2016, or 2015, the amount included in the “Transfers into (out of) Level 3” column would represent the beginning balance of an item in the period (interim quarter) during which it was transferred (in thousands):

	Ending Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Beginning Balance
Year ended December 31,
2017: Mortgage servicing rights	$6,687	—	$(718)	$810	$6,595
2016: Mortgage servicing rights	$6,595	—	$(2,184)	$1,161	$7,618
2015: Mortgage servicing rights	$7,618	—	$(701)	$941	$7,378

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

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2017 and 2016:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
December 31, 2017
Mortgage Servicing Rights	$6,687	Discounted cash flow	Constant prepayment rate	6.2%-22.0%, 8.9%
			Discount rate	13.0%-15.0%, 13.0%
December 31, 2016
Mortgage Servicing Rights	$6,595	Discounted cash flow	Constant prepayment rate	6.9%-16.6%, 8.8%
			Discount rate	14.0%-16.0%, 14.0%

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Year ended December 31, 2017
Fair value:
Impaired Originated & PNCI loans	$2,767	—	—	$2,767	$(1,452)
Foreclosed assets	2,217			2,217	(135)

Total assets measured at fair value	$4,984	—	—	$4,984	$(1,587)

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Year ended December 31, 2016
Fair value:
Impaired Originated & PNCI loans	$1,107	—	—	$1,107	$(409)
Foreclosed assets	2,253			2,253	(86)

Total assets measured at fair value	$3,360	—	—	$3,360	$(495)

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2017 and 2016:

December 31, 2017	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$2,767	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	Not meaningful N/A
Foreclosed assets (Land & construction)	$1,341	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful
Foreclosed assets (residential (Residential real estate)	$622	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful
Foreclosed assets (Commercial real estate)	$254	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful

December 31, 2016	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$1,107	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	Not meaningful N/A
Foreclosed assets (Land & construction)	$15	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful
Foreclosed assets (residential (Residential real estate)	$1,564	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful
Foreclosed assets (Commercial real estate)	$674	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful

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

Accrued Interest Receivable and Payable - Specific identification of the carrying value and fair value of accrued interest receivable and payable are not considered significant for financial reporting purposes, however, their fair value hierarchy would be based on the of the related asset or liability.

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

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$105,968	$105,968	$92,197	$92,197
Cash at Federal Reserve and other banks	99,460	99,460	213,415	213,415
Level 2 inputs:
Securities held to maturity	514,844	518,165	602,536	603,203
Restricted equity securities	16,956	N/A	16,596	N/A
Loans held for sale	4,616	4,616	2,998	2,998
Level 3 inputs:
Loans, net	2,984,842	2,992,225	2,727,090	2,763,473
Financial liabilities:
Level 2 inputs:
Deposits	4,009,131	4,006,620	3,895,560	3,893,941
Other borrowings	122,166	122,166	17,493	17,493
Level 3 inputs:
Junior subordinated debt	$56,858	$58,466	$56,667	$49,033

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$933,542	$9,335	$767,274	$7,673
Standby letters of credit	$13,075	$131	$12,763	$128
Overdraft privilege commitments	$98,260	$983	$98,583	$986

Note 28 – TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets	December 31,
	2017	2016
	(in thousands)
Assets
Cash and Cash equivalents	$3,924	$2,802
Investment in Tri Counties Bank	557,538	529,907
Other assets	1,721	1,711

Total assets	$563,183	$534,420

Liabilities and shareholders’ equity
Other liabilities	$517	$406
Junior subordinated debt	56,858	56,667

Total liabilities	57,375	57,073

Shareholders’ equity:
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 22,955,963 and 22,867,802 shares, respectively	255,836	252,820
Retained earnings	255,200	232,440
Accumulated other comprehensive loss, net	(5,228)	(7,913)

Total shareholders’ equity	505,808	477,347

Total liabilities and shareholders’ equity	$563,183	$534,420

Condensed Statements of Income	Years ended December 31,
	2017	2016	2015
	(in thousands)
Interest expense	$(2,535)	$(2,229)	$(1,977)
Administration expense	(915)	(725)	(814)

Loss before equity in net income of Tri Counties Bank	(3,450)	(2,954)	(2,791)
Equity in net income of Tri Counties Bank:
Distributed	19,236	16,758	13,304
Undistributed	23,359	29,764	32,131
Income tax benefit	1,409	1,243	1,174

Net income	$40,554	$44,811	$43,818

Condensed Statements of Comprehensive Income	Years ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$40,554	$44,811	$43,818
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period	3,165	(6,384)	(1,098)
Change in minimum pension liability	(370)	592	1,246
Change in joint beneficiary agreement liability	(110)	(343)	277

Other comprehensive income (loss)	2,685	(6,135)	425

Comprehensive income	$43,239	$38,676	$44,243

Condensed Statements of Cash Flows	Years ended December 31,
	2017	2016	2015
	(in thousands)
Operating activities:
Net income	$40,554	$44,811	$43,818
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in earnings of Tri Counties Bank	(23,359)	(29,764)	(32,131)
Equity compensation vesting expense	1,586	1,467	1,370
Equity compensation tax effect	—	(155)	68
Net change in other assets and liabilities	(1,295)	(1,210)	(1,120)

Net cash provided by operating activities	17,486	15,149	12,005
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	396	518	660
Equity compensation tax effect	—	155	(68)
Repurchase of common stock	(1,629)	(1,890)	(412)
Cash dividends paid — common	(15,131)	(13,695)	(11,849)

Net cash used for financing activities	(16,364)	(14,912)	(11,669)

Increase in cash and cash equivalents	1,122	237	336
Cash and cash equivalents at beginning of year	2,802	2,565	2,229

Cash and cash equivalents at end of year	$3,924	$2,802	$2,565

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

The following tables present actual and required capital ratios as of December 31, 2017 and 2016 for the Company and the Bank under Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of December 31, 2017 and 2016 based on the phased-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2017:
Total Capital
(to Risk Weighted Assets):
Consolidated	$528,805	14.07%	$347,694	9.250%	$394,679	10.50%	N/A	N/A
Tri Counties Bank	$525,384	13.98%	$347,535	9.250%	$394,499	10.50%	$375,713	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$495,318	13.18%	$272,517	7.250%	$319,502	8.50%	N/A	N/A
Tri Counties Bank	$491,897	13.09%	$272,392	7.250%	$319,356	8.50%	$300,570	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$440,643	11.72%	$216,134	5.750%	$263,120	7.00%	N/A	N/A
Tri Counties Bank	$491,897	13.09%	$216,035	5.750%	$262,999	7.00%	$244,214	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$495,318	10.80%	$183,400	4.000%	$183,400	4.00%	N/A	N/A
Tri Counties Bank	$491,897	10.73%	$183,394	4.000%	$183,394	4.00%	$229,243	5.00%

As of December 31, 2016:
Total Capital
(to Risk Weighted Assets):
Consolidated	$503,283	14.77%	$293,854	8.625%	$357,735	10.50%	N/A	N/A
Tri Counties Bank	$500,876	14.71%	$293,706	8.625%	$357,556	10.50%	$340,529	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$468,061	13.74%	$225,714	6.625%	$289,595	8.50%	N/A	N/A
Tri Counties Bank	$465,654	13.67%	$225,601	6.625%	$289,450	8.50%	$274,725	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$414,632	12.17%	$174,609	5.125%	$238,490	7.00%	N/A	N/A
Tri Counties Bank	$465,654	13.66%	$174,521	5.125%	$238,370	7.00%	$221,344	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$468,061	10.62%	$176,346	4.000%	$176,346	4.00%	N/A	N/A
Tri Counties Bank	$465,654	10.56%	$176,341	4.000%	$176,341	4.00%	$220,426	5.00%

As of December 31, 2017, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Also, at December 31, 2017 and December 31, 2016, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.

Beginning January 1, 2016, the Basel III Capital Rules implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At December 31, 2017 and 2016, the Company and the Bank were in compliance with the capital conservation buffer requirements, which were 1.25% and 0.625%, respectively. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively.

Note 30 – Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the four quarters of 2017 and 2016, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2017 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$516	$398	$386	$112
Discount accretion PCI – other	445	407	797	631
Discount accretion PNCI	528	559	987	798
All other loan interest income	36,705	35,904	34,248	33,373

Total loan interest income	38,194	37,268	36,418	34,914
Debt securities, dividends and interest bearing cash at Banks (not FTE)	8,767	8,645	8,626	8,570

Total interest income	46,961	45,913	45,044	43,484
Interest expense	1,868	1,829	1,610	1,491

Net interest income	45,093	44,084	43,434	41,993
Provision for (benefit from reversal of provision for) loan losses	1,677	765	(796)	(1,557)

Net interest income after provision for loan losses	43,416	43,319	44,230	43,550
Noninterest income	12,478	12,930	12,910	11,703
Noninterest expense	38,076	37,222	35,904	35,822

Income before income taxes	17,818	19,027	21,236	19,431
Income tax expense	14,829	7,130	7,647	7,352

Net income	$2,989	$11,897	$13,589	$12,079

Per common share:
Net income (diluted)	$0.13	$0.51	$0.58	$0.52

Dividends	$0.17	$0.17	$0.17	$0.15

	2016 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$483	$777	$426	$269
Discount accretion PCI – other	658	569	415	(45)
Discount accretion PNCI	637	883	1,459	868
All other loan interest income	34,463	33,540	32,038	33,646

Total loan interest income	36,241	35,769	34,338	34,738
Debt securities, dividends and interest bearing cash at Banks (not FTE)	8,374	7,940	8,252	8,056

Total interest income	44,615	43,709	42,590	42,794
Interest expense	1,460	1,439	1,430	1,392

Net interest income	43,155	42,270	41,160	41,402
(Benefit from reversal of) provision for loan losses	(1,433)	(3,973)	(773)	209

Net interest income after provision for loan losses	44,588	46,243	41,933	41,193
Noninterest income	12,462	11,066	11,245	9,790
Noninterest expense	36,563	37,416	38,267	33,751

Income before income taxes	20,487	19,893	14,911	17,232
Income tax expense	7,954	7,694	5,506	6,558

Net income	$12,533	$12,199	$9,405	$10,674

Per common share:
Net income (diluted)	$0.54	$0.53	$0.41	$0.46

Dividends	$0.15	$0.15	$0.15	$0.15

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in the 2013 Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2017.

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

In addition to management’s assessment, Crowe Horwath LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2017, and the Company’s effectiveness of internal control over financial reporting as of December 31, 2017, dated March 1, 2018, as stated in its report, which is included herein.

/s/ Richard P. Smith
Richard P. Smith
President and Chief Executive Officer

/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer

March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

TriCo Bancshares

Chico, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TriCo Bancshares (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

We have served as the Company’s auditor since 2012.

Sacramento, California

March 1, 2018

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2017, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

(b) Management’s Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Management’s report on internal control over financial reporting is set forth on page 103 of this report and is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in its report, which is set forth on page 104 of this report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2017 was so disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2018 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2018 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2018 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2018 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2018 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

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

3.	Exhibits.

The exhibit list required by this item is incorporated by reference to the Exhibit Index filed with this report.

(b)	Exhibits filed:

See Exhibit Index under Item 15(a)(3) above for the list of exhibits required to be filed by Item 601 of regulation S-K with this report.

(c)	Financial statement schedules filed:

See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 17, 2009).

3.2	Bylaws of TriCo, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).

4.1	Instruments defining the rights of holders of the long-term debt securities of the TriCo and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. TriCo hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1*	Form of Change of Control Agreement among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, John Fleshood, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).

10.2*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.3*	TriCo’s 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.4*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.5*	Transaction Bonus Agreement between TriCo Bancshares and Richard P. Smith dated as of August 7, 2014 (incorporated by reference to Exhibit 10.4 to TriCo’s Form 8-K filed on August 13, 2014).

10.6*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.7*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.8*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.9*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.10*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.12*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.13*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.14*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.15*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.18*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.19	Form of Stock Option, Stock Appreciation Right, Restricted Stock Unit Award, and Performance Share Award Agreements, and Notice of Grant of Stock Option pursuant to TriCo’s 2009 Equity Incentive Plan.

10.20*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Employee Executives pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

Item 6 – Exhibits (continued)

10.21*	Form of Restricted Stock Unit Agreement and Grant Notice for Directors pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.22*	Form of Performance Award Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to TriCo’s Current Report on Form 8-K filed August 13, 2014).

10.23*	John Fleshood Offer Letter dated November 3, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).

10.24*	Amendment to John Fleshood Offer Letter dated December 19, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).

21.1	List of Subsidiaries

23.1	Independent Registered Public Accounting Firm’s Consent

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRICO BANCSHARES

Date: March 1, 2018	By:	/s/ Richard P. Smith
Richard P. Smith, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 1, 2018	/s/ Richard P. Smith
Richard P. Smith, President, Chief Executive
Officer and Director (Principal Executive Officer)

Date: March 1, 2018	/s/ Thomas J. Reddish
Thomas J. Reddish, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 1, 2018	/s/ Donald J. Amaral
Donald J. Amaral, Director

Date: March 1, 2018	/s/ William J. Casey
William J. Casey, Director and Chairman of the Board

Date: March 1, 2018	/s/ Craig S. Compton
Craig S. Compton, Director

Date: March 1, 2018	/s/ L. Gage Chrysler
L. Gage Chrysler, Director

Date: March 1, 2018	/s/ Cory W. Giese
Cory W. Giese, Director

Date: March 1, 2018	/s/ John S.A. Hasbrook
John S.A. Hasbrook, Director

Date: March 1, 2018	/s/ Patrick A. Kilkenny
Patrick A. Kilkenny, Director

Date: March 1, 2018	/s/ Michael W. Koehnen
Michael W. Koehnen, Director

Date: March 1, 2018	/s/ Martin A. Mariani
Martin A. Mariani, Director

Date: March 1, 2018	/s/ W. Virginia Walker
W. Virginia Walker, Director