Form 10-Q
period 2018-03-31
TRICO BANCSHARES /
filed 2018-05-10
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended:    March 31, 2018

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

Common stock, no par value: 22,969,792 shares outstanding as of May 4, 2018

TriCo Bancshares

FORM 10-Q

FORWARD-LOOKING INFORMATION

Important Additional Information about the Merger

TriCo Bancshares (the “Company”) has filed a registration statement on Form S-4 with the SEC (filed on March 21, 2018 and subsequently amended on April 18, 2018), which includes a joint proxy statement of the Company and FNB Bancorp (“FNBB”) and a prospectus of the Company, and each party will file other documents with the SEC regarding the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) pursuant to which FNBB will be merged with and into the Company, with the Company as the surviving corporation (the “Merger”). The Merger is subject to a number of conditions, including regulatory and shareholder approval. A definitive joint proxy statement/prospectus will also be sent to the Company and FNBB shareholders seeking required shareholder approvals.

Before making any voting or investment decision, investors and security holders of the Company and FNBB are urged to carefully read the entire registration statement and joint proxy statement/prospectus, when they become available, as well as any amendments or supplements to these documents, because they will contain important information about the proposed transaction.

The documents filed by the Company and FNBB with the SEC may be obtained free of charge at the SEC’s website at www.sec.gov. In addition, the documents filed by the Company may be obtained free of charge at the Company’s website at https://www.tcbk.com/investor-relations and the documents filed by FNBB may be obtained free of charge at FNBB’s website at https://www.fnbnorcal.com/investor-relations-overview. Alternatively, these documents, when available, can be obtained free of charge from the Company upon written request to TriCo Bancshares, Attention: Craig Compton, Secretary, 63 Constitution Drive, Chico, CA 95973 or by calling (800) 922-8742 or from FNBB upon written request to FNB Bancorp, 975 El Camino Real, South San Francisco, CA, 94080, Attention: Corporate Secretary, or by calling (650) 588-6800.

This communication shall not constitute an offer to sell or the solicitation of an offer to buy securities nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction. This communication is also not a solicitation of any vote in any jurisdiction pursuant to the proposed transactions or otherwise. No offer of securities or solicitation will be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended. The communication is not a substitute for the joint proxy statement/prospectus that the Company and FNBB will file with the SEC.

Cautionary Statements Regarding Forward-Looking Information

This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the “Company”) that are subject to the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current knowledge and belief of the Company’s management (“Management”) and include information concerning the Company’s possible or assumed future financial condition and results of operations. When you see any of the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions, it may mean the Company is making forward-looking statements. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A of this report for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those suggested by any forward-looking statement made in this report. Such Form 10-K and this report should be read in their entirety to put any forward-looking statements in context and to gain a more complete understanding of the risks and uncertainties involved in the Company’s business. Any forward-looking statement may turn out to be wrong and cannot be guaranteed. The Company does not intend to update any forward-looking statement after the date of this report.

Statements concerning the potential merger of the Company and FNBB may also be forward-looking statements. Please refer to each of the Company’s and FNBB’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as their other filings with the SEC, for a more detailed discussion of risks, uncertainties and factors that could cause actual results to differ from those discussed in the forward-looking statements.

In addition to factors previously disclosed in reports filed by the Company and FNBB with the SEC, risks and uncertainties for the Company, FNBB and the combined company include, but are not limited to: the possibility that any of the anticipated benefits of the proposed merger will not be realized or will not be realized within the expected time period; the risk that integration of FNBB’s operations with those of the Company will be materially delayed or will be more costly or difficult than expected; the inability to close the merger in a timely manner; the inability to complete the merger due to the failure of the Company’s or FNBB’s shareholders to adopt the merger agreement; diversion of management’s attention from ongoing business operations and opportunities; the failure to satisfy other conditions to completion of the merger, including receipt of required regulatory and other approvals; the failure of the proposed merger to close for any other reason; the challenges of integrating and retaining key employees; the effect of the announcement of the merger on the Company’s, FNBB’s or the combined company’s respective customer relationships and operating results; the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; and general competitive, economic, political and market conditions and fluctuations. All forward-looking statements included in this filing are made as of the date hereof and are based on information available at the time of the filing. Except as required by law, neither the Company nor FNBB assumes any obligation to update any forward-looking statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At March 31, 2018	At December 31, 2017
Assets:
Cash and due from banks	$87,138	$105,968
Cash at Federal Reserve and other banks	95,841	99,460

Cash and cash equivalents	182,979	205,428
Investment securities:
Marketable equity securities	2,890	2,938
Available for sale debt securities	735,895	727,945
Held to maturity debt securities	496,035	514,844
Restricted equity securities	16,956	16,956
Loans held for sale	2,149	4,616
Loans	3,069,733	3,015,165
Allowance for loan losses	(29,973)	(30,323)

Total loans, net	3,039,760	2,984,842
Foreclosed assets, net	1,564	3,226
Premises and equipment, net	58,558	57,742
Cash value of life insurance	98,391	97,783
Accrued interest receivable	12,407	13,772
Goodwill	64,311	64,311
Other intangible assets, net	4,835	5,174
Mortgage servicing rights	6,953	6,687
Other assets	56,274	55,051

Total assets	$4,779,957	$4,761,315

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,359,996	$1,368,218
Interest-bearing	2,724,408	2,640,913

Total deposits	4,084,404	4,009,131
Accrued interest payable	958	930
Reserve for unfunded commitments	3,864	3,164
Other liabilities	63,529	63,258
Other borrowings	65,041	122,166
Junior subordinated debt	56,905	56,858

Total liabilities	4,274,701	4,255,507

Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
22,956,323 at March 31, 2018	256,226
22,955,963 at December 31, 2017		255,836
Retained earnings	266,235	255,200
Accumulated other comprehensive loss, net of tax	(17,205)	(5,228)

Total shareholders’ equity	505,256	505,808

Total liabilities and shareholders’ equity	$4,779,957	$4,761,315

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended March 31,
	2018	2017
Interest and dividend income:
Loans, including fees	$38,049	$34,914
Investments:
Taxable securities	7,322	6,703
Tax exempt securities	1,041	1,041
Dividends	336	391
Interest bearing cash at
Federal Reserve and other banks	373	435

Total interest and dividend income	47,121	43,484

Interest expense:
Deposits	1,096	894
Other borrowings	342	2
Junior subordinated debt	697	595

Total interest expense	2,135	1,491

Net interest income	44,986	41,993
Benefit from reversal of provision for loan losses	(236)	(1,557)

Net interest income after benefit from reversal of provision for loan losses	45,222	43,550

Noninterest income:
Service charges and fees	9,356	8,907
Gain on sale of loans	626	910
Commissions on sale of non-deposit investment products	876	607
Increase in cash value of life insurance	608	685
Other	824	594

Total noninterest income	12,290	11,703

Noninterest expense:
Salaries and related benefits	21,652	20,893
Other	16,510	14,929

Total noninterest expense	38,162	35,822

Income before income taxes	19,350	19,431
Provision for income taxes	5,440	7,352

Net income	$13,910	$12,079

Earnings per share:
Basic	$0.61	$0.53
Diluted	$0.60	$0.52

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended
	March 31,
	2018	2017
Net income	$13,910	$12,079
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	(11,026)	457
Change in minimum pension liability	80	54

Other comprehensive income (loss)	(10,946)	511

Comprehensive income	$2,964	$12,590

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (loss)	Total
Balance at December 31, 2016	22,867,802	$252,820	$232,440	$(7,913)	$477,347
Net income			12,079		12,079
Other comprehensive income				511	511
Stock option vesting		88			88
RSU vesting		204			204
PSU vesting		89			89
Stock options exercised	21,450	435			435
RSUs released	304
Repurchase of common stock	(16,251)	(180)	(424)		(604)
Dividends paid ($ 0.15 per share)			(3,431)		(3,431)

Balance at March 31, 2017	22,873,305	$253,456	$240,664	$(7,402)	$486,718

Balance at December 31, 2017	22,955,963	$255,836	$255,200	$(5,228)	$505,808
Net income			13,910		13,910
Adoption ASU 2016-01			(62)	62	—
Adoption ASU 2018-02			1,093	(1,093)	—
Other comprehensive loss				(10,946)	(10,946)
Stock option vesting		37			37
RSU vesting		238			238
PSU vesting		116			116
RSUs released	494
Repurchase of common stock	(134)	(1)	(3)		(4)
Dividends paid ($ 0.17 per share)			(3,903)		(3,903)

Balance at March 31, 2018	22,956,323	$256,226	$266,235	$(17,205)	$505,256

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the three months ended March 31,
	2018	2017
Operating activities:
Net income	$13,910	$12,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	1,613	1,604
Amortization of intangible assets	339	359
Reversal of provision for loan losses	(236)	(1,557)
Amortization of investment securities premium, net	700	798
Originations of loans for resale	(20,332)	(34,317)
Proceeds from sale of loans originated for resale	23,270	36,771
Gain on sale of loans	(626)	(910)
Change in market value of mortgage servicing rights	(111)	13
Provision for (reversal of) losses on foreclosed assets	90	(66)
Gain on sale of foreclosed assets	(371)	(118)
Loss on disposal of fixed assets	13	—
Gain on sale of premises held for sale	—	(3)
Increase in cash value of life insurance	(608)	(685)
Gain on life insurance death benefit	—	(107)
Equity compensation vesting expense	391	381
Loss on marketable equity securities	48	—
Change in:
Reserve for unfunded commitments	700	15
Interest receivable	1,365	791
Interest payable	28	(48)
Other assets and liabilities, net	3,531	4,444

Net cash from operating activities	23,714	19,444

Investing activities:
Proceeds from maturities of securities available for sale	15,643	14,069
Proceeds from maturities of securities held to maturity	18,535	22,074
Purchases of securities available for sale	(39,647)	(35,241)
Loan origination and principal collections, net	(54,682)	(1,613)
Proceeds from sale of other real estate owned	1,943	726
Proceeds from sale of premises held for sale	—	3,338
Purchases of premises and equipment	(2,200)	(2,413)
Life insurance proceeds	—	282

Net cash provided by investing activities	(60,408)	1,222

Financing activities:
Net increase in deposits	75,273	3,324
Net change in other borrowings	(57,125)	(2,296)
Repurchase of common stock	—	(169)
Dividends paid	(3,903)	(3,431)

Net cash used by financing activities	14,245	(2,572)

Net change in cash and cash equivalents	(22,449)	18,094

Cash and cash equivalents and beginning of year	205,428	305,612

Cash and cash equivalents at end of year	$182,979	$323,706

Supplemental disclosure of noncash activities:
Unrealized (loss) gain on securities available for sale	$(15,628)	$787
Loans transferred to foreclosed assets	—	85
Deferred gain on sale of premises held for sale	—	438
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	4	604
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	2,107	1,539
Cash paid for income taxes	—	—

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

The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. The consolidated financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,703,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet.

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

Marketable Equity Securities

As of December 31, 2017, marketable equity securities with a fair value of $2,938,000 were recorded within investment securities available for sale on the consolidated balance sheets with changes in the fair value recorded through other comprehensive income and accumulated other comprehensive income (loss). As of January 1, 2018, the Company adopted Accounting Standard Update (“ASU”) 2016-01 using a prospective transition approach and reclassified its marketable equity securities from investments available for sale into a separate component of investment securities. The ASU requires marketable equity securities to be reported at fair value with changes in the fair value recorded through earnings. As of January 1, 2018, unrealized losses of $62,000 were reclassified from accumulated other comprehensive loss to retained earnings and the deferred tax asset was reduced by $18,000. During the three months ended March 31, 2018, the Company recognized $48,000 of unrealized losses in the condensed consolidated statements of income.

Debt Securities

The Company classifies its debt securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. During the three months ended March 31, 2018 and throughout 2017, the Company did not have any debt securities classified as trading.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is more likely than not that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the three months ended March 31, 2018 or the year ended December 31, 2017.

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

Revenue Recognition

The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

Most of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans and investment securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Company did not have any significant contract balances. The Company has evaluated the nature of its revenue streams and determined that further disaggregation of revenue into more granular categories beyond what is presented in the Note 21 was not necessary.

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

Recent Accounting Pronouncements

FASB Accounting Standards Update (ASU) No.2014-09, Revenue from Contracts with Customers (Topic 606): ASU 2014-09 is intended to clarify the principles for recognizing revenue, and to develop common revenue standards and disclosure requirements that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosures; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required with regard to contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, with early adoption permitted for reporting periods beginning after December 15, 2016. ASU 2014-09 does not apply to revenue associated with financial instruments such as loans and investments, which are accounted for under other provisions of GAAP. The Company adopted ASU 2014-09 on January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (1) above, the Company recorded a reclassification of cumulative unrealized losses of its marketable equity securities from accumulated other comprehensive income (loss) to retained earnings as of January 1, 2018. Additionally, the Company recognized changes in the fair value of its marketable equity securities in the condensed consolidated statements of net income for the three months ended March 31, 2018. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion (see Note 27 Fair Value Measurement).

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

FASB issued ASU No. 2016-18, Statement of Cash Flows—Restricted Cash (Topic 230). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU No. 2017-01, Business Combinations—Clarifying the Definition of a Business (Topic 805). ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 was effective for us on January 1, 2018 and did not have a significant impact on our financial statements.

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

FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715). ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. ASU 2017-07 was effective for the Company on January 1, 2018 and did not have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Topic 310). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for the Company on January 1, 2019, and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award’s fair value, (ii) the award’s vesting conditions and (iii) the award’s classification as an equity or liability instrument. ASU 2017-09 was effective for the Company on January 1, 2018 and did not have a significant impact on the Company’s consolidated financial statements.

FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). ASU 2018-02 allows, but does not require, entities to reclassify certain income tax effects in accumulated other comprehensive income (AOCI) to retained earnings that resulted from the Tax Cuts and Jobs Act (Tax Act) that was enacted on December 22, 2017. The Tax Act included a reduction to the Federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amount of the reclassification would be the difference between the income tax effects in AOCI calculated using the historical Federal corporate income tax rate of 35 percent and the income tax effects in AOCI calculated using the newly enacted 21 percent Federal corporate income tax rate. The amendments in ASU 2018-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2018-02 on January 1, 2018, and elected to reclassify certain income tax effects in AOCI to retained earnings. This change in accounting principle was accounted for as a cumulative-effect adjustment to the balance sheet resulting in a $1,093,000 increase to retained earnings and a corresponding decrease to AOCI on January 1, 2018.

Note 2—Business Combinations

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

On March 21, 2018, the Company filed a registration statement on Form S-4 that included historical and pro forma information required in connection with the Merger. The registration statement on Form S-4 was subsequently amended on April 18, 2018.

Note 3—Investment Securities

The amortized cost and estimated fair values of investments in debt securities are summarized in the following tables:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government corporations and agencies	$633,310	$317	$(16,970)	$616,657
Obligations of states and political subdivisions	121,560	466	(2,788)	119,238

Total debt securities available for sale	$754,870	$783	$(19,758)	$735,895

Debt Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$481,457	$533	$(7,737)	$474,253
Obligations of states and political subdivisions	14,578	39	(231)	14,386

Total debt securities held to maturity	$496,035	$572	$(7,968)	$488,639

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government corporations and agencies	$609,695	$695	$(5,601)	$604,789
Obligations of states and political subdivisions	121,597	1,888	(329)	123,156

Total debt securities available for sale	$731,292	$2,583	$(5,930)	$727,945

Debt Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$500,271	$5,101	$(1,889)	$503,483
Obligations of states and political subdivisions	14,573	146	(37)	14,682

Total debt securities held to maturity	$514,844	$5,247	$(1,926)	$518,165

No investment securities were sold during the three months ended March 31, 2018 or the three months ended March 31, 2017. Investment securities with an aggregate carrying value of $415,542,000 and $285,596,000 at March 31, 2018 and December 31, 2017, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at March 31, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2018, obligations of U.S. government corporations and agencies with a cost basis totaling $1,114,767,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At March 31, 2018, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.1 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Debt Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$2	$2	$—	$—
Due after one year through five years	235	236	1,215	1,228
Due after five years through ten years	3,324	3,452	20,631	20,291
Due after ten years	751,309	732,205	474,189	467,120

Totals	$754,870	$735,895	$496,035	$488,639

Note 3—Investment Securities (continued)

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(in thousands)
March 31, 2018
Debt Securities Available for Sale
Obligations of U.S. government corporations and agencies	$434,302	$(10,345)	$158,324	$(6,625)	$592,626	$(16,970)
Obligations of states and political subdivisions	65,047	(1,456)	16,042	(1,332)	81,089	(2,788)

Total debt securities available for sale	$499,349	$(11,801)	$174,366	$(7,957)	$673,715	$(19,758)

Debt Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$299,575	$(4,551)	$89,809	$(3,186)	$389,384	$(7,737)
Obligations of states and political subdivisions	8,901	(144)	2,579	(87)	11,480	(231)

Total debt securities held to maturity	$308,476	$(4,695)	$92,388	$(3,273)	$400,864	$(7,968)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(in thousands)
December 31, 2017
Debt Securities Available for Sale
Obligations of U.S. government corporations and agencies	$284,367	$(2,176)	$166,338	$(3,425)	$450,705	$(5,601)
Obligations of states and political subdivisions	4,904	(35)	17,085	(294)	21,989	(329)

Total securities available for sale	$289,271	$(2,211)	$183,423	$(3,719)	$472,694	$(5,930)

Debt Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$93,017	$(567)	$95,367	$(1,322)	$188,384	$(1,889)
Obligations of states and political subdivisions	1,488	(7)	2,637	(30)	4,125	(37)

Total debt securities held to maturity	$94,505	$(574)	$98,004	$(1,352)	$192,509	$(1,926)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2018, 128 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of (2.45%) from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2018, 94 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of (3.16%) from the Company’s amortized cost basis.

Marketable equity securities: All unrealized losses recognized during the reporting period were for equity securities still held at March 31, 2018.

Note 4 — Loans

A summary of loan balances follows (in thousands):

	March 31, 2018
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$323,161	$61,206	$—	$1,744	$386,111
Commercial	1,754,062	211,168	—	8,038	1,973,268

Total mortgage loan on real estate	2,077,223	272,374	—	9,782	2,359,379
Consumer:
Home equity lines of credit	266,651	14,939	1,619	42	283,251
Home equity loans	38,889	2,558	—	485	41,932
Other	21,422	2,141	—	43	23,606

Total consumer loans	326,962	19,638	1,619	570	348,789
Commercial	205,673	7,837	—	2,505	216,015
Construction:
Residential	71,589	9	—	—	71,598
Commercial	73,701	251	—	—	73,952

Total construction	145,290	260	—	—	145,550

Total loans, net of deferred loan fees and discounts	$2,755,148	$300,109	$1,619	$12,857	$3,069,733

Total principal balance of loans owed, net of charge-offs	$2,764,819	$306,924	$5,167	$16,654	$3,093,564
Unamortized net deferred loan fees	(9,671)	—	—	—	(9,671)
Discounts to principal balance of loans owed, net of charge-offs	—	(6,815)	(3,548)	(3,797)	(14,160)

Total loans, net of unamortized deferred loan fees and discounts	$2,755,148	$300,109	$1,619	$12,857	$3,069,733

Allowance for loan losses	$(29,057)	$(748)	$(8)	$(160)	$(29,973)

	December 31, 2017
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$320,522	$63,519	$—	$1,385	$385,426
Commercial	1,690,510	215,823	—	8,563	1,914,896

Total mortgage loan on real estate	2,011,032	279,342	—	9,948	2,300,322
Consumer:
Home equity lines of credit	269,942	16,248	2,069	429	288,688
Home equity loans	39,848	2,698	—	485	43,031
Other	22,859	2,251	—	45	25,155

Total consumer loans	332,649	21,197	2,069	959	356,874
Commercial	209,437	8,391	—	2,584	220,412
Construction:
Residential	67,920	10	—	—	67,930
Commercial	69,364	263	—	—	69,627

Total construction	137,284	273	—	—	137,557

Total loans, net of deferred loan fees and discounts	$2,690,402	$309,203	$2,069	$13,491	$3,015,165

Total principal balance of loans owed, net of charge-offs	$2,699,053	$316,238	$5,863	$17,318	$3,038,472
Unamortized net deferred loan fees	(8,651)	—	—	—	(8,651)
Discounts to principal balance of loans owed, net of charge-offs	—	(7,035)	(3,794)	(3,827)	(14,656)

Total loans, net of unamortized deferred loan fees and discounts	$2,690,402	$309,203	$2,069	$13,491	$3,015,165

Allowance for loan losses	$(29,122)	$(929)	$(17)	$(255)	$(30,323)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Three months ended March 31,
	2018	2017
Change in accretable yield:
Balance at beginning of period	$4,262	$10,348
Accretion to interest income	(255)	(902)
Reclassification (to) from nonaccretable difference	140	114

Balance at end of period	$4,147	$9,560

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three Months Ended March 31, 2018
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,317	$11,441	$5,800	$1,841	$586	$6,512	$1,184	$642	$30,323
Charge-offs	(1)	—	(80)	—	(194)	(205)	—	—	(480)
Recoveries	—	15	209	14	78	50	—	—	366
(Benefit) provision	(146)	39	(517)	(119)	100	35	167	205	(236)

Ending balance	$2,170	$11,495	$5,412	$1,736	$570	$6,392	$1,351	$847	$29,973

Ending balance:
Individ. evaluated for impairment	$190	$154	$448	$130	$56	$2,113	—	—	$3,091

Loans pooled for evaluation	$1,910	$11,281	$4,956	$1,606	$514	$4,249	$1,351	$847	$26,714

Loans acquired with deteriorated credit quality	$70	$60	$8	—	—	$30	—	—	$168

	Loans, net of unearned fees – As of March 31, 2018
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$386,111	$1,973,268	$283,251	$41,932	$23,606	$216,015	$71,598	$73,952	$3,069,733

Individ. evaluated for impairment	$5,535	$11,110	$2,450	$1,673	$278	$4,621	$136	—	$25,803

Loans pooled for evaluation	$378,832	$1,954,120	$279,140	$39,774	$23,285	$208,889	$71,462	$73,952	$3,029,454

Loans acquired with deteriorated credit quality	$1,744	$8,038	$1,661	$485	$43	$2,505	—	—	$14,476

	Allowance for Loan Losses—Year Ended December 31, 2017
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,748	$11,517	$7,044	$2,644	$622	$5,831	$1,417	$680	$32,503
Charge-offs	(60)	(186)	(98)	(332)	(1,186)	(1,444)	(1,104)	—	(4,410)
Recoveries	—	397	698	242	375	428	—	1	2,141
(Benefit) provision	(371)	(287)	(1,844)	(713)	775	1,697	871	(39)	89

Ending balance	$2,317	$11,441	$5,800	$1,841	$586	$6,512	$1,184	$642	$30,323

Ending balance:
Individ. evaluated for impairment	$230	$30	$427	$107	$57	$1,848	—	—	$2,699

Loans pooled for evaluation	$1,932	$11,351	$5,356	$1,734	$529	$4,624	$1,184	$642	$27,352

Loans acquired with deteriorated credit quality	$155	$60	$17	—	—	$40	—	—	$272

	Loans, net of unearned fees – As of December 31, 2017
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$385,426	$1,914,896	$288,688	$43,031	$25,155	$220,412	$67,930	$69,627	$3,015,165

Individ. evaluated for impairment	$5,298	$13,911	$2,688	$1,470	$257	$4,470	$140	—	$28,234

Loans pooled for evaluation	$378,743	$1,892,422	$283,502	$41,076	$24,853	$213,358	$67,790	$69,627	$2,971,371

Loans acquired with deteriorated credit quality	$1,385	$8,563	$2,498	$485	$45	$2,584	—	—	$15,560

	Allowance for Loan Losses – Three Months Ended March 31, 2017
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Beginning balance	$2,748	$11,517	$7,044	$2,644	$622	$5,831	$1,417	$680	$32,503
Charge-offs	—	—	(71)	(31)	(174)	(133)	—	—	(409)
Recoveries	—	110	46	12	141	170	—	1	480
(Benefit) provision	(86)	(85)	(489)	(174)	6	(542)	(78)	(109)	(1,557)

Ending balance	$2,662	$11,542	$6,530	$2,451	$595	$5,326	$1,339	$572	$31,017

Ending balance:
Individ. evaluated for impairment	$249	$124	$400	$57	$31	$811	$14	—	$1,686

Loans pooled for evaluation	$2,188	$9,971	$6,122	$2,328	$564	$3,873	$1,282	$572	$26,900

Loans acquired with deteriorated credit quality	$225	$1,447	$8	$66	—	$642	$43	—	$2,431

	Loans, net of unearned fees – As of March 31, 2017
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Ending balance:
Total loans	$309,701	$1,761,114	$283,596	$40,241	$29,313	$212,685	$59,699	$64,843	$2,761,192

Individ. evaluated for impairment	$3,849	$16,979	$2,204	$1,241	$280	$3,072	$25	—	$27,650

Loans pooled for evaluation	$304,493	$1,731,785	$277,388	$37,867	$28,967	$205,832	$58,830	$64,843	$2,710,005

Loans acquired with deteriorated credit quality	$1,359	$12,350	$4,004	$1,133	$66	$3,781	$844	—	$23,537

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

The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:

•	Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•	Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.

•	Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well-defined workout/rehabilitation program.

•	Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.

•	Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators – As of March 31, 2018
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$317,799	$1,716,599	$263,270	$35,730	$21,067	$193,829	$71,482	$68,846	$2,688,622
Special mention	2,274	23,679	1,628	1,532	238	7,263	—	4,855	41,469
Substandard	3,088	13,784	1,753	1,627	117	4,581	107	—	25,057
Loss	—	—	—	—	—	—	—	—	—

Total originated	$323,161	$1,754,062	$266,651	$38,889	$21,422	$205,673	$71,589	$73,701	$2,755,148

PNCI loans:
Pass	$59,184	$201,641	$13,686	$2,301	$2,067	$7,837	$9	$251	$286,976
Special mention	214	8,977	282	184	37	—	—	—	9,694
Substandard	1,808	550	971	73	37	—	—	—	3,439
Loss	—	—	—	—	—	—	—	—	—

Total PNCI	$61,206	$211,168	$14,939	$2,558	$2,141	$7,837	$9	$251	$300,109

PCI loans	$1,744	$8,038	$1,661	$485	$43	$2,505	—	—	$14,476

Total loans	$386,111	$1,973,268	$283,251	$41,932	$23,606	$216,015	$71,598	$73,952	$3,069,733

	Credit Quality Indicators – As of December 31, 2017
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Originated loans:
Pass	$315,120	$1,649,333	$265,345	$37,428	$22,432	$195,208	$67,813	$64,492	$2,617,171
Special mention	2,234	18,434	2,558	800	272	9,492	—	4,872	38,662
Substandard	3,168	22,743	2,039	1,620	155	4,737	107	—	34,569
Loss	—	—	—	—	—	—	—	—	—

Total originated	$320,522	$1,690,510	$269,942	$39,848	$22,859	$209,437	$67,920	$69,364	$2,690,402

PNCI loans:
Pass	$61,411	$203,751	$14,866	$2,433	$2,207	$8,390	$10	$263	$293,331
Special mention	218	11,513	450	188	38	1	—	—	12,408
Substandard	1,890	559	932	77	6	—	—	—	3,464
Loss	—	—	—	—	—	—	—	—	—

Total PNCI	$63,519	$215,823	$16,248	$2,698	$2,251	$8,391	$10	$263	$309,203

PCI loans	$1,385	$8,563	$2,498	$485	$45	$2,584	—	—	$15,560

Total loans	$385,426	$1,914,896	$288,688	$43,031	25,155	$220,412	$67,930	$69,627	$3,015,165

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

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of March 31, 2018
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$2,217	$5,531	$938	$1,490	$63	$915	$298	$—	$11,452
60-89 Days	—	—	26	18	18	534	—	1,249	1,845
> 90 Days	846	1,162	320	154	—	1,557	—	—	4,039

Total past due	3,063	6,693	1,284	1,662	81	3,006	298	1,249	17,336
Current	320,098	1,747,369	265,367	37,227	21,341	202,667	71,291	72,452	2,737,812

Total originated loans	$323,161	$1,754,062	$266,651	$38,889	$21,422	$205,673	$71,589	$73,701	$2,755,148

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$2,235	$7,925	$733	$1,193	$4	$3,990	—	—	$16,080

Note 5 – Allowance for Loan Losses (continued)

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of March 31, 2018
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$2,537	—	$362	$2	—	$1	—	—	$2,902
60-89 Days	—	—	—	—	4	—	—	—	4
> 90 Days	—	—	146	—	28	—	—	—	174

Total past due	2,537	—	508	2	32	1	—	—	3,080
Current	58,669	211,168	14,431	2,556	2,109	7,836	9	251	297,029

Total PNCI loans	$61,206	$211,168	$14,939	$2,558	$2,141	$7,837	$9	$251	$300,109

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$1,067	—	$571	$40	$33	—	—	—	$1,711

The following table shows the ending balance of current, past due, and nonaccrual originated loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual Originated Loans – As of December 31, 2017
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Originated loan balance:
Past due:
30-59 Days	$1,740	$158	$528	$511	$56	$956	$34	—	$3,983
60-89 Days	510	987	48	107	36	738	—	—	2,426
> 90 Days	243	—	372	373	3	1,527	—	—	2,518

Total past due	$2,493	$1,145	$948	$991	$95	$3,221	$34	—	$8,927
Current	318,029	1,689,365	268,994	38,857	22,764	206,216	67,886	$69,364	2,681,475

Total originated loans	$320,522	$1,690,510	$269,942	$39,848	$22,859	$209,437	$67,920	$69,364	$2,690,402

> 90 Days and still accruing	—	—	—	—	—	—	—	—	—

Nonaccrual loans	$1,725	$8,144	$811	$1,106	$7	$3,669	—	—	$15,462

The following table shows the ending balance of current, past due, and nonaccrual PNCI loans by loan category as of the date indicated:

	Analysis of Past Due and Nonaccrual PNCI Loans – As of December 31, 2017
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
PNCI loan balance:
Past due:
30-59 Days	$1,495	$70	$298	$30	$6	—	—	—	$1,899
60-89 Days	90	—	228	—	26	—	—	—	344
> 90 Days	109	—	330	—	—	—	—	—	439

Total past due	$1,694	$70	$856	$30	$32	—	—	—	$2,682
Current	61,825	215,753	15,392	2,668	2,219	$8,391	$10	$263	306,521

Total PNCI loans	$63,519	$215,823	$16,248	$2,698	$2,251	$8,391	$10	$263	$309,203

> 90 Days and still accruing	$81	—	$200	—	—	—	—	—	$281

Nonaccrual loans	$1,012	—	$402	$44	$5	—	—	—	$1,463

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

	Impaired Originated Loans – As of, or for the Three Months Ended, March 31, 2018
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$2,678	$9,848	$888	$1,193	—	$881	$136	—	$15,624

Unpaid principal	$2,829	$10,126	$944	$1,548	—	$894	$136	—	$16,477

Average recorded investment	$2,368	$11,474	$991	$1,150	$2	$728	$138	—	$16,851

Interest income recognized	$19	$35	$6	—	—	$9	$2	—	$71

With an allowance recorded:
Recorded investment	$1,525	$1,262	$527	$196	$4	$3,740	—	—	$7,254

Unpaid principal	$1,549	$1,281	$534	$196	$4	$3,862	—	—	$7,426

Related allowance	$190	$154	$146	$10	$4	$2,113	—	—	$2,617

Average recorded investment	$1,703	$1,036	$464	$197	$4	$3,817	—	—	$7,221

Interest income recognized	$9	$9	$4	$2	—	$17	—	—	$41

	Impaired PNCI Loans – As of, or for the Three Months Ended, March 31, 2018
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$1,332	—	$501	$40	$28	—	—	—	$1,901

Unpaid principal	$1,390	—	$529	$54	$28	—	—	—	$2,001

Average recorded investment	$1,345	—	$546	$42	$14	—	—	—	$1,947

Interest income recognized	$2	—	$2		—	—	—	—	$4

With an allowance recorded:
Recorded investment	—	—	$534	$244	$246	—	—	—	$1,024

Unpaid principal	—	—	$536	$244	$246	—	—	—	$1,026

Related allowance	—	—	$302	$120	$52	—	—	—	$474

Average recorded investment	—	—	$568	$183	$248	—	—	—	$999

Interest income recognized	—	—	$3	$3	$2	—	—	—	$8

	Impaired Originated Loans – As of, or for the Twelve Months Ended, December 31, 2017
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$2,058	$13,101	$1,093	$1,107	$4	$575	$140	—	$18,078

Unpaid principal	$2,109	$13,360	$1,175	$1,429	$52	$585	$140	—	$18,850

Average recorded investment	$1,875	$13,123	$1,287	$852	$10	$668	$76	—	$17,891

Interest income recognized	$85	$609	$39	$14	—	$18	$9	—	$774

With an allowance recorded:
Recorded investment	$1,881	$810	$401	$198	$3	$3,895	—	—	$7,188

Unpaid principal	$1,914	$826	$406	$198	$3	$3,981	—	—	$7,328

Related allowance	$230	$30	$111	$10	$3	$1,848	—	—	$2,232

Average recorded investment	$1,626	$728	$415	$341	$10	$3,615	—	—	$6,735

Interest income recognized	$58	$36	$8	$10	—	$166	—	—	$278

	Impaired PNCI Loans – As of, or for the Twelve Months Ended, December 31, 2017
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$1,359	—	$591	$44	—	—	—	—	$1,994

Unpaid principal	$1,404	—	$612	$57	—	—	—	—	$2,073

Average recorded investment	$911	$913	$663	$56	$2	—	—	—	$2,545

Interest income recognized	$24	—	$22	—	—	—	—	—	$46

With an allowance recorded:
Recorded investment	—	—	$603	$121	$250	—	—	—	$974

Unpaid principal	—	—	$604	$121	$250	—	—	—	$975

Related allowance	—	—	$316	$97	$54	—	—	—	$467

Average recorded investment	$130	$66	$577	$61	$184	—	—	—	$1,018

Interest income recognized	—	—	$26	$6	$11	—	—	—	$43

Note 5 – Allowance for Loan Losses (continued)

	Impaired Originated Loans – As of, or for the Three Months Ended, March 31, 2017
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$1,782	$14,431	$1,064	$743	$5	$1,289	$11	—	$19,325

Unpaid principal	$1,793	$14,881	$1,144	$1,085	$6	$1,312	$16	—	$20,237

Average recorded investment	$2,834	$20,770	$2,013	$845	$12	$932	$7	—	$27,413

Interest income recognized	$20	$98	$6	$1	—	$7	—	—	$132

With an allowance recorded:
Recorded investment	$1,378	$640	$427	$440	$21	$1,783	$14	—	$4,703

Unpaid principal	$1,382	$640	$440	$443	$22	$1,842	$14	—	$4,783

Related allowance	$172	$18	$106	$57	$14	$811	$14	—	$1,192

Average recorded investment	$1,692	$1,029	$1,076	$557	$11	$1,938	$7	—	$6,310

Interest income recognized	$11	$9	$1	$5	—	$14	—	—	$40

	Impaired PNCI Loans – As of, or for the Three Months Ended, March 31, 2017
	RE Mortgage		Home Equity		Other		Construction
(in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
With no related allowance recorded:
Recorded investment	$433	$1,777	$220	$58	$138	—	—	—	$2,626

Unpaid principal	$455	$2,011	$233	$67	$139	—	—	—	$2,905

Average recorded investment	$654	$1,455	$337	$64	$86	$1	—	$245	$2,842

Interest income recognized	$2	—	$1	—	$2	—	—	—	$5

With an allowance recorded:
Recorded investment	$256	$131	$493	—	$116	—	—	—	$996

Unpaid principal	$256	$131	$493	—	$116	—	—	—	$996

Related allowance	$77	$106	$295	—	$16	—	—	—	$494

Average recorded investment	$128	$1,440	$550	$19	$175	—	—	—	$2,312

Interest income recognized	$2	$2	$5	—	$1	—	—	—	$10

At March 31, 2018, $9,781,000 of originated loans were TDR and classified as impaired. The Company had obligations to lend $1,000 of additional funds on these TDR as of March 31, 2018. At March 31, 2018, $1,471,000 of PNCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of March 31, 2018.

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

The following table shows certain information regarding TDRs that occurred during the period indicated:

	TDR Information for the Three Months Ended March 31, 2018
	RE Mortgage		Home Equity		Other		Construction
(dollars in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Number	—	1	1	1	—	—	—	—	3
Pre-mod outstanding principal balance	—	$384	$133	$121	—	—	—	—	$638
Post-mod outstanding principal balance	—	$384	$138	$121	—	—	—	—	$643
Financial impact due to TDR taken as additional provision	—	$11	—	—	—	—	—	—	$11
Number that defaulted during the period	—	1	—	—	—	—	—	—	1
Recorded investment of TDRs that defaulted during the period	—	$169	—	—	—	—	—	—	$169
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	—	—	—	—	—	—	—

Note 5 – Allowance for Loan Losses (continued)

The following table shows certain information regarding TDRs that occurred during the period indicated:

	TDR Information for the Year Ended December 31, 2017
	RE Mortgage		Home Equity		Other		Construction
(dollars in thousands)	Resid.	Comm.	Lines	Loans	Consum.	C&I	Resid.	Comm.	Total
Number	1	8	3	1	1	11	1	—	26
Pre-mod outstanding principal balance	$939	$3,721	$187	$252	$14	$1,854	$144	—	$7,111
Post-mod outstanding principal balance	$939	$3,695	$187	$252	$14	$1,747	$144	—	$6,978
Financial impact due to TDR taken as additional provision	$169	$(111)	$27	—	$11	$37	—	—	$133
Number that defaulted during the period	2	1	1	1	—	—	—	—	5
Recorded investment of TDRs that defaulted during the period	$223	$219	$127	$55	—	—	—	—	$624
Financial impact due to the default of previous TDR taken as charge-offs or additional provisions	—	—	$(5)	—	—	—	—	—	$(5)

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (dollars in thousands):

	Three months ended March 31, 2018	Three months ended March 31, 2017
	Total	Noncovered	Covered	Total
Beginning balance, net	$3,226	$3,763	$223	$3,986
Additions/transfers from loans	—	85	—	85
Dispositions/sales	(1,572)	(385)	(223)	(608)
Valuation adjustments	(90)	66	—	66

Ending balance, net	$1,564	$3,529	—	$3,529

Ending valuation allowance	$(152)	$(300)	—	$(300)
Ending number of foreclosed assets	10	12	—	12
Proceeds from sale of foreclosed assets	$1,943	$510	$216	$726
Gain (loss) on sale of foreclosed assets	$371	$125	$(7)	$118

As of March 31, 2018, $836,000 of foreclosed residential real estate properties, all of which the Company has obtained physical possession of, are included in foreclosed assets. At March 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are underway is $407,000.

Note 7 – Premises and Equipment

Premises and equipment were comprised of:

	March 31, 2018	December 31, 2017
	(In thousands)
Land & land improvements	$9,959	$9,959
Buildings	50,792	50,340
Furniture and equipment	37,348	35,939

	98,099	96,238
Less: Accumulated depreciation	(41,678)	(40,644)

	56,421	55,594
Construction in progress	2,137	2,148

Total premises and equipment	$58,558	$57,742

Depreciation expense for premises and equipment amounted to $1,371,000 and $1,311,000 for the three months ended March 31, 2018 and 2017, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (dollars in thousands):

	Three months ended March 31,
	2018	2017
Beginning balance	$97,783	$95,912
Increase in cash value of life insurance	608	685
Gain on death benefit	—	107
Insurance proceeds receivable reclassified to other assets	—	(921)

Ending balance	$98,391	$95,783

End of period death benefit	$159,640	$164,574
Number of policies owned	182	183
Insurance companies used	14	14
Current and former employees and directors covered	57	58

As of March 31, 2018, the Bank was the owner and beneficiary of 182 life insurance policies, issued by 14 life insurance companies, covering 57 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these condensed consolidated financial statements for additional information on JBAs.

Note 9 – Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated:

(in thousands)	March 31, 2018	Additions	Reductions	December 31, 2017
Goodwill	$64,311	—	—	$64,311

The following table summarizes the Company’s core deposit intangibles as of the dates indicated:

(in thousands)	March 31, 2018	Additions	Reductions/ Amortization	December 31, 2017

Core deposit intangibles	$9,558	—	—	$9,558
Accumulated amortization	(4,723)	—	$(339)	(4,384)

Core deposit intangibles, net	$4,835	—	$(339)	$5,174

The Company recorded additions to its CDI of $2,046,000 in conjunction with the acquisition of three branch offices from Bank of America on March 18, 2016, $6,614,000 in conjunction with the North Valley Bancorp acquisition on October 3, 2014, and $898,000 in conjunction with the Citizens acquisition on September 23, 2011. The following table summarizes the Company’s remaining estimated core deposit intangible amortization (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2018	$1,324
2019	1,228
2020	1,228
2021	969
2022	280
Thereafter	145

Note 10 – Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions used to determine the fair value of mortgage servicing rights (“MSRs”) for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2018	2017
Balance at beginning of period	$6,687	$6,595
Additions	155	278
Change in fair value	111	(13)

Balance at end of period	$6,953	$6,860

Contractually specified servicing fees, late fees and ancillary fees earned	$517	$521
Balance of loans serviced at:
Beginning of period	$811,065	$816,623
End of period	$806,478	$822,506
Weighted-average prepayment speed (CPR)	7.5%	8.3%
Weighted-average discount rate	13.0%	14.0%

The changes in fair value of MSRs that occurred during the three months ended March 31, 2018 and 2017 were mainly due to changes in principal balances, changes in mortgage prepayment speeds, and changes in investor required rate of return, or discount rate, of the MSRs.

Note 11 – Indemnification Asset

A summary of the activity in the balance of indemnification asset follows (in thousands):

	Three months ended March 31,
	2018	2017
Beginning balance	—	$(744)
Effect of actual and estimated future covered losses and recoveries	—	(191)
Reimbursable (revenue) expenses incurred	—	(32)
Payments made to (received from) FDIC	—	72

Ending balance	—	$(895)

Amount of indemnification liability recorded in other assets	—	$(179)
Amount of indemnification liability recorded in other liabilities	—	(716)

Ending balance	—	$(895)

On May 9, 2017, the Company and the FDIC terminated their loss sharing agreements. As part of the termination agreement, the Company paid the FDIC $184,000, and recorded a $712,000 gain representing the difference between the Company’s payment to the FDIC and the recorded payable balance on May 9, 2017.

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	March 31, 2018	December 31, 2017
Deferred tax asset, net	$26,266	$21,697
Investment in low income housing tax credit funds	17,095	16,854
Prepaid expense	4,411	4,111
Tax refund receivable	4,754	4,754
Capital trusts	1,709	1,706
Software	883	1,126
Life insurance proceeds receivable	—	2,242
Miscellaneous other assets	1,156	2,561

Total other assets	$56,274	$55,051

Note 13 – Deposits

A summary of the balances of deposits follows (in thousands):

	March 31, 2018	December 31, 2017
Noninterest-bearing demand	$1,359,996	$1,368,218
Interest-bearing demand	1,022,299	971,459
Savings	1,395,481	1,364,518
Time certificates, over $250,000	76,306	73,596
Other time certificates	230,322	231,340

Total deposits	$4,084,404	$4,009,131

Certificate of deposit balances of $50,000,000 from the State of California were included in time certificates, $250,000 and over, at each of March 31, 2018 and December 31, 2017. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,085,000 and $1,366,000 were classified as consumer loans at March 31, 2018 and December 31, 2017, respectively.

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (in thousands):

	Three months ended March 31,
	2018	2017
Balance at beginning of period	$3,164	$2,719
Provision for losses – unfunded commitments	700	15

Balance at end of period	$3,864	$2,734

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	March 31, 2018	December 31, 2017
Pension liability	$28,686	$28,472
Low income housing tax credit fund commitments	7,677	8,554
Deferred compensation	6,809	6,605
Taxes payable	5,243	—
Accrued salaries and benefits expense	5,180	6,619
Joint beneficiary agreements	3,429	3,365
Loan escrow and servicing payable	1,464	1,958
Deferred revenue	1,077	1,228
Litigation contingency	—	1,450
Miscellaneous other liabilities	3,964	5,007

Total other liabilities	$63,529	$63,258

Note 16 – Other Borrowings

A summary of the balances of other borrowings follows:

	March 31, 2018	December 31, 2017
	(in thousands)
FHLB collateralized borrowing, fixed rate, as of March 31, 2018 of 1.87%, payable on April 2, 2018	$48,000
FHLB collateralized borrowing, fixed rate, as of December 31, 2017 of 1.38%, payable on January 2, 2018		$104,729
Other collateralized borrowings, fixed rate, as of March 31, 2018 and December 31, 2017 of 0.05%, payable on April 2, 2018 and January 2, 2018, respectively	17,041	17,437

Total other borrowings	$65,041	$122,166

The Company did not enter into any repurchase agreements during the three months ended March 31, 2018 or the year ended December 31, 2017.

Note 16 – Other Borrowings (continued)

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at March 31, 2018, this line provided for maximum borrowings of $1,597,695,000 of which $48,000,000 was outstanding, leaving $1,549,695,000 available. As of March 31, 2018, the Company has designated investment securities with fair value of $205,777,000 and loans totaling $2,138,150,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company had $17,041,000 and $17,437,000 of other collateralized borrowings at March 31, 2018 and December 31, 2017, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of March 31, 2018, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $31,667,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the San Francisco Federal Reserve Bank. As of March 31, 2018, this line provided for maximum borrowings of $140,921,000 of which zero was outstanding, leaving $140,921,000 available. As of March 31, 2018, the Company has designated investment securities with fair value of $15,677 and loans totaling $262,663,000 as potential collateral under this collateralized line of credit with the San Francisco Federal Reserve Bank.

The Company had available unused correspondent banking lines of credit from commercial banks totaling $20,000,000 for federal funds transactions at March 31, 2018.

Note 17 – Junior Subordinated Debt

At March 31, 2018, the Company had five wholly-owned subsidiary business trusts that had issued $62.9 million of trust preferred securities (the “Capital Trusts”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.

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

The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

Subordinated Debt Series			Coupon Rate	As of March 31, 2018		December 31, 2017
	Maturity	Face	(Variable)	Current	Recorded	Recorded
	Date	Value	3 mo. LIBOR +	Coupon Rate	Book Value	Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	4.77%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	4.29%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	5.02%	5,145	5,135
North Valley Trust III	4/24/2034	5,155	2.80%	4.54%	4,050	4,041
North Valley Trust IV	3/15/2036	10,310	1.33%	3.45%	6,472	6,444

		$62,889			$56,905	$56,858

During the three months ended March 31, 2018, the balance of Junior Subordinated Debt increased $47,000 to $56,905,000 due to purchase fair value discount amortization.

Note 18 – Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $91,860,000 and $82,068,000 were maintained to satisfy Federal regulatory requirements at March 31, 2018 and December 31, 2017. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

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

Rent expense under operating leases was $921,000 and $1,047,000 during the three months ended March 31, 2018 and 2017, respectively. Rent expense was offset by rent income of $10,000 and $13,000 during the three months ended March 31, 2018 and 2017, respectively.

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

The following table presents a summary of the Company’s commitments and contingent liabilities:

(in thousands)	March 31, 2018	December 31, 2017
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$253,001	$257,220
Consumer loans	437,790	422,958
Real estate mortgage loans	73,618	66,267
Real estate construction loans	236,650	187,097
Standby letters of credit	11,573	13,075
Deposit account overdraft privilege	101,411	98,260

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

Legal Proceedings — Neither the Company nor its subsidiaries are a party to any pending legal proceedings that are material, nor is their property the subject of any other material pending legal proceeding at this time. All other legal proceedings are routine and arise out of the ordinary course of the Bank’s business. None of those proceedings are currently expected to have a material adverse impact upon the Company’s and the Bank’s business, their consolidated financial position nor their operations in any material amount not already accrued, after taking into consideration any applicable insurance.

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

The Company owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.648265 per Class B share. As of March 31, 2018, the value of the Class A shares was $119.62 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $2,641,000 as of March 31, 2018, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Company. Management believes that any liabilities that may result from such recourse provisions are not significant.

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $4,372,000 and $4,042,000 during the three months ended March 31, 2018 and 2017, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight. Absent approval from the Commissioner of the Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2017, the Bank could have paid dividends of $85,254,000 to the Company without the approval of the Commissioner of the Department of Business Oversight.

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of March 31, 2018, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the three months ended March 31, 2018 and 2017, employees tendered 134 and 16,251 shares, respectively, of the Company’s common stock with market value of $4,000, and $604,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to equity compensation plan instruments as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced on August 21, 2007.

Note 20 – Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit (RSU) awards and stock appreciation rights. RSUs that vest based solely on the grantee remaining in the service of the Company for a certain amount of time, are referred to as “service condition vesting RSUs”. RSUs that vest based on the grantee remaining in the service of the Company for a certain amount of time and a market condition such as the total return of the Company’s common stock versus the total return of an index of bank stocks, are referred to as “market plus service condition vesting RSUs”. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of March 31, 2018, 446,400 options for the purchase of common shares, and 121,102 restricted stock units were outstanding, and 526,418 shares remain available for issuance, under the 2009 Plan.

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

Vesting schedules under the 2001 Plan are determined individually for each grant. As of March 31, 2018, 34,500 options for the purchase of common shares were outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Stock option activity during the three months ended March 31, 2018 is summarized in the following table:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price	Value on Date of Grant	Weighted Average Fair Value
Outstanding at December 31, 2017	446,400	$12.63 to $23.21	$16.84
Options granted	—	— to —	—
Options exercised	—	— to —	—
Options forfeited	—	— to —	—
Outstanding at March 31, 2018	446,400	$12.63 to $23.21	$16.84

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of March 31, 2018:

	Currently	Currently Not	Total
	Exercisable	Exercisable	Outstanding
Number of options	423,600	22,800	446,400
Weighted average exercise price	$16.65	$20.45	$16.84
Intrinsic value (in thousands)	$8,713	$382	$9,096
Weighted average remaining contractual term (yrs.)	3.6	5.5	3.7

The 22,800 options that are currently not exercisable as of March 31, 2018 are expected to vest, on a weighted-average basis, over the next 6 months, and the Company is expected to recognize $61,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2017 or the three months ended March 31, 2018.

Restricted stock unit (RSU) activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2017	68,457		52,829
RSUs granted	—		—
RSUs added through dividend credits	310		—
RSUs released	(494)		—
RSUs forfeited/expired	—		—

Outstanding at March 31, 2018	68,273		52,829

The 68,273 of service condition vesting RSUs outstanding as of March 31, 2018 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The 68,273 of service condition vesting RSUs outstanding as of March 31, 2018 are expected to vest, and be released, on a weighted-average basis, over the next 1.0 year. The Company expects to recognize $1,211,000 of pre-tax compensation costs related to these service condition vesting RSUs between March 31, 2018 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2017 or the three months ended March 31, 2018.

Note 20 – Stock Options and Other Equity-Based Incentive Instruments (continued)

The 52,829 of market plus service condition vesting RSUs outstanding as of March 31, 2018 are expected to vest, and be released, on a weighted-average basis, over the next 1.2 years. The Company expects to recognize $608,000 of pre-tax compensation costs related to these RSUs between March 31, 2018 and their vesting dates. As of March 31, 2018, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 79,244 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2017 or the three months ended March 31, 2018.

Note 21 – Noninterest Income and Expense

The components of other noninterest income were as follows (in thousands):

	Three months ended March 31,
	2018	2017
Service charges on deposit accounts	$3,779	$3,619
ATM and interchange fees	4,235	4,015
Other service fees	714	765
Mortgage banking service fees	517	521
Change in value of mortgage servicing rights	111	(13)

Total service charges and fees	9,356	8,907

Commissions on sale of non-deposit investment products	876	607
Gain on sale of loans	626	910
Increase in cash value of life insurance	608	685
Gain on sale of foreclosed assets	371	118
Lease brokerage income	128	206
Sale of customer checks	101	104
Change in indemnification asset	—	(221)
Life insurance proceeds in excess of cash value	—	107
Loss on disposal of fixed assets	(13)	—
Loss on marketable equity securities	(47)	—
Other	284	280

Total other noninterest income	2,934	2,796

Total noninterest income	$12,290	$11,703

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights, totaling $628,000 and $508,000 were recorded in service charges and fees noninterest income for the three months ended March 31, 2018 and 2017, respectively.

Note 21 – Noninterest Income and Expense (continued)

The components of noninterest expense were as follows (in thousands):

	Three months ended March 31,
	2018	2017
Base salaries, net of deferred loan origination costs	$13,962	$13,390
Incentive compensation	2,452	2,198
Benefits and other compensation costs	5,238	5,305

Total salaries and benefits expense	21,652	20,893

Occupancy	2,681	2,692
Data processing and software	2,514	2,396
Equipment	1,551	1,723
ATM and POS network charges	1,226	853
Advertising	838	967
Professional fees	773	766
Telecommunications	701	643
Change in reserve for unfunded commitments	700	15
Merger and acquisition expense	476	—
Assessments	430	405
Postage	358	404
Intangible amortization	339	359
Operational losses	294	435
Courier service	267	254
Provision for (reversal of) foreclosed asset losses	90	(66)
Foreclosed assets expense	24	38
Other miscellaneous expense	3,248	3,045

Total other noninterest expense	16,510	14,929

Total noninterest expense	$38,162	$35,822

Merger and acquisition expense:
Professional fees	$355	—
Advertising and marketing	8	—
Other miscellaneous expense	112	—

Total merger and acquisition expense	$476	—

Note 22 – Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended March 31,
	2018	2017
Federal statutory income tax rate	21.0%	35.0%
State income taxes, net of federal tax benefit	9.0	6.9
Tax-exempt interest on municipal obligations	(1.1)	(1.9)
Increase in cash value of insurance policies	(0.7)	(1.4)
Low income housing tax credits	(1.0)	(0.6)
Equity compensation	—	(0.5)
Nondeductible merger expenses	0.4	—
Nondeductible joint beneficiary agreement expense	0.1	0.1
Other	0.4	0.2

Effective Tax Rate	28.1%	37.8%

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

	Three months ended March 31,
(in thousands)	2018	2017
Net income	$13,910	$12,079
Average number of common shares outstanding	22,956	22,870
Effect of dilutive stock options and restricted stock	327	362

Average number of common shares outstanding used to calculate diluted earnings per share	23,283	23,232

Options excluded from diluted earnings per share because the effect of these options was antidilutive	—	—

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

	Three months ended March 31,
(in thousands)	2018	2017
Unrealized holding gains (losses) on available for sale securities before reclassifications	$(15,265)	$787
Amounts reclassified out of accumulated other comprehensive income:
Adoption ASU 2016-01	62	—
Adoption ASU 2018-02	(425)	—

Total amounts reclassified out of accumulated other comprehensive income	(363)	—

Unrealized holding gains (losses) on available for sale securities after reclassifications	(15,628)	787
Tax effect	4,602	(330)

Unrealized holding gains (losses) on available for sale securities, net of tax	(11,026)	457

Change in unfunded status of the supplemental retirement plans before reclassifications	667	—
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(13)	(3)
Amortization of actuarial losses	127	96
Adoption ASU 2018-02	(668)	—

Total amounts reclassified out of accumulated other comprehensive income	(554)	93

Change in unfunded status of the supplemental retirement plans after reclassifications	113	93
Tax effect	(33)	(39)

Change in unfunded status of the supplemental retirement plans, net of tax	80	54

Change in joint beneficiary agreement liability before reclassifications	—	—
Amounts reclassified out of accumulated other comprehensive income	—	—

Change in joint beneficiary agreement liability after reclassifications	—	—
Tax effect	—	—

Change in joint beneficiary agreement liability, net of tax	—	—

Total other comprehensive income (loss)	$(10,946)	$511

Note 24 - Comprehensive Income (continued)

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Net unrealized loss on available for sale securities	$(18,975)	$(8,083)
Tax effect	5,610	3,399

Unrealized holding loss on available for sale securities, net of tax	(13,365)	(4,684)

Unfunded status of the supplemental retirement plans	(5,238)	(4,621)
Tax effect	1,549	1,943

Unfunded status of the supplemental retirement plans, net of tax	(3,689)	(2,678)

Joint beneficiary agreement liability	(151)	(40)
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	(151)	(40)

Accumulated other comprehensive loss	$(17,205)	$(7,402)

Note 25 - Retirement Plans

401(k) Plan

The Company sponsors a 401(k) Plan that allows participants to contribute a portion of their compensation subject to certain limits based on federal tax laws. Prior to July 1, 2015, the Company did not contribute to the 401(k) Plan. Effective July 1, 2015, the Company initiated a discretionary matching contribution equal to 50% of participant’s elective deferrals each quarter, up to 4% of eligible compensation. The Company recorded $203,000, and $186,000 of salaries & benefits expense attributable to the 401(k) Plan matching contributions during the three months ended March 31, 2018 and 2017, respectively. The Company made contributions to the 401(k) Plan of $199,000 and $179,000 during the three months ended March 31, 2018 and 2017, respectively.

Employee Stock Ownership Plan

Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Contributions are made to the plan at the discretion of the Board of Directors. Contributions to the plan totaling $465,000 and $525,000 during the three months ended March 31, 2018 and 2017, respectively, are included in salary expense. Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share exactly as other common shares outstanding.

Deferred Compensation Plans

The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $6,809,000 and $6,605,000 at March 31, 2018 and December 31, 2017, respectively.    Earnings credits on deferred balances totaling $124,000 and $145,000 during the three months ended March 31, 2018 and 2017, respectively, are included in noninterest expense.

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

	Three months ended March 31,
	2018	2017
(in thousands)
Net pension cost included the following components:
Service cost-benefits earned during the period	$243	$235
Interest cost on projected benefit obligation	237	249
Amortization of net obligation at transition	1	1
Amortization of prior service cost	(13)	(3)
Recognized net actuarial loss	127	96

Net periodic pension cost	$595	$578

During the three months ended March 31, 2018 and 2017, the Company contributed and paid out as benefits $267,000 and $259,000, respectively, to participants under the plans. For the year ending December 31, 2018, the Company expects to contribute and pay out as benefits $1,106,000 to participants under the plans.

Note 26 - Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for periods indicated (in thousands):

Balance December 31, 2016	$2,432
Advances/new loans	437
Removed/payments	(721)

Balance December 31, 2017	2,148
Advances/new loans	145
Removed/payments	(314)

Balance March 31, 2018	$1,979

Deposits of directors, officers and other related parties to the Bank totaled $30,871,000 and $46,025,000 at March 31, 2018 and December 31, 2017, respectively.

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

Loans held for sale - Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics. As such, we classify those loans subjected to nonrecurring fair value adjustments as Level 2.

Impaired originated and PNCI loans - Originated and PNCI loans are not recorded at fair value on a recurring basis. However, from time to time, an originated or PNCI loan is considered impaired and an allowance for loan losses is established. Originated and PNCI loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement are considered impaired. The fair value of an impaired originated or PNCI loan is estimated using one of several methods, including collateral value, fair value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired originated and PNCI loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired originated and PNCI loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired originated or PNCI loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, such as deviations from comparable sales, and there is no observable market price, the Company records the impaired originated or PNCI loan as nonrecurring Level 3.

Note 27 - Fair Value Measurement (continued)

Foreclosed assets - Foreclosed assets include assets acquired through, or in lieu of, loan foreclosure.    Foreclosed assets are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. When the fair value of foreclosed assets is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, such as deviations from comparable sales, and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. Revenue and expenses from operations and changes in the valuation allowance are included in other noninterest expense.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at March 31, 2018	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,890	$2,890	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	616,657	—	616,657	—
Obligations of states and political subdivisions	119,238	—	119,238	—
Mortgage servicing rights	6,953	—	—	6,953

Total assets measured at fair value	$745,738	$2,890	$735,895	$6,953

Fair value at December 31, 2017	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,938	$2,938	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	604,789	—	604,789	—
Obligations of states and political subdivisions	123,156	—	123,156	—
Mortgage servicing rights	6,687	—	—	6,687

Total assets measured at fair value	$737,570	$2,938	$727,945	$6,687

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the three months ended March 31, 2018 or the year ended December 31, 2017.

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

Three months ended March 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2018: Mortgage servicing rights	$6,687	—	$111	$155	$6,953
2017: Mortgage servicing rights	$6,595	—	$(13)	$278	$6,860

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

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2018:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,953	Discounted cash flow	Constant prepayment rate	6.0%-19.7%, 7.5%
			Discount rate	11.0%-15.0%, 13.0%

Note 27 - Fair Value Measurement (continued)

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2017:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,687	Discounted cash flow	Constant prepayment rate	6.2%-22.0%, 8.9%
			Discount rate	13.0%-15.0%, 13.0%

The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

Three months ended March 31, 2018	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$2,103	—	—	$2,103	$(795)
Foreclosed assets	774	—	—	774	(87)

Total assets measured at fair value	$2,877	—	—	$2,877	$(882)

Year ended December 31, 2017	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$2,767	—	—	$2,767	$(1,452)
Foreclosed assets	2,217	—	—	2,217	(135)

Total assets measured at fair value	$4,984	—	—	$4,984	$(1,587)

Three months ended March 31, 2017	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$824	—	—	$824	$30
Foreclosed assets	1,528	—	—	1,528	(22)

Total assets measured at fair value	$2,352	—	—	$2,352	$8

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

The foreclosed assets amount above represents impaired real estate that has been adjusted to fair value. Foreclosed assets represent real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on non-covered other real estate owned for fair value adjustments based on the fair value of the real estate.

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

Note 27 - Fair Value Measurement (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2018:

March 31, 2018	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$2,103	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	Not meaningful N/A
Foreclosed assets (Land & construction)	$190	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful
Foreclosed assets (Residential real estate)	$492	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful
Foreclosed assets (Commercial real estate)	$92	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2017:

December 31, 2017	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$2,767	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	Not meaningful N/A
Foreclosed assets (Land & construction)	$1,341	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful
Foreclosed assets (Residential real estate)	$622	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful
Foreclosed assets (Commercial real estate)	$254	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful

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

In January 2018, the Company adopted the provisions of Accounting Standard Update 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities”, which requires the Company to use the exit price notion when measuring the fair value of financial instruments. The Company used the exit price notion for valuing financial instruments in 2018 and the entry price notion for valuing financial instruments in 2017. The estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$87,138	$87,138	$105,968	$105,968
Cash at Federal Reserve and other banks	95,841	95,841	99,460	99,460
Level 2 inputs:
Securities held to maturity	496,035	488,639	514,844	518,165
Restricted equity securities	16,956	N/A	16,956	N/A
Loans held for sale	2,149	2,149	4,616	4,616
Level 3 inputs:
Loans, net	3,039,760	3,025,636	2,984,842	2,992,225
Financial liabilities:
Level 2 inputs:
Deposits	4,084,404	4,081,089	4,009,131	4,006,620
Other borrowings	65,041	65,041	122,166	122,166
Level 3 inputs:
Junior subordinated debt	56,905	59,982	56,858	58,466

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$1,001,059	$10,011	$933,542	$9,335
Standby letters of credit	11,573	116	13,075	131
Overdraft privilege commitments	101,411	1,014	98,260	983

Note 28—TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets

	March 31, 2018	December 31, 2017
	(In thousands)
Assets
Cash and cash equivalents	$3,516	$3,924
Investment in Tri Counties Bank	557,380	557,538
Other assets	1,758	1,721

Total assets	$562,654	$563,183

Liabilities and shareholders’ equity
Other liabilities	$493	$517
Junior subordinated debt	56,905	56,858

Total liabilities	57,398	57,375

Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 22,956,323 and 22,955,963 shares, respectively	256,226	255,836
Retained earnings	266,235	255,200
Accumulated other comprehensive loss, net	(17,205)	(5,228)

Total shareholders’ equity	505,256	505,808

Total liabilities and shareholders’ equity	$562,654	$563,183

Condensed Statements of Income

	Three months ended March 31,
	2018	2017
	(In thousands)
Interest expense	$(697)	$(595)
Administration expense	(426)	(159)

Loss before equity in net income of Tri Counties Bank	(1,123)	(754)
Equity in net income of Tri Counties Bank:
Distributed	4,372	4,042
Undistributed	10,397	8,474
Income tax benefit	264	317

Net income	$13,910	$12,079

Condensed Statements of Comprehensive Income

	Three months ended March 31,
	2018	2017
	(In thousands)
Net income	$13,910	$12,079
Other comprehensive income (loss), net of tax:
Increase (decrease) in unrealized gains on available for sale securities arising during the period	(11,026)	457
Change in minimum pension liability	80	54

Other comprehensive income (loss)	(10,946)	511

Comprehensive income	$2,964	$12,590

Note 28 - TriCo Bancshares Condensed Financial Statements (Parent Only) (continued)

Condensed Statements of Cash Flows

	Three months ended March 31,
	2018	2017
	(In thousands)
Operating activities:
Net income	$13,910	$12,079
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in earnings of Tri Counties Bank	(10,397)	(8,474)
Equity compensation vesting expense	391	381
Stock option excess tax benefits		—
Net change in other assets and liabilities	(405)	(348)

Net cash provided by operating activities	3,499	3,638
Investing activities: None
Financing activities:
Repurchase of common stock	(4)	(169)
Cash dividends paid — common	(3,903)	(3,431)

Net cash used for financing activities	(3,907)	(3,600)

Net change in cash and cash equivalents	(408)	38

Cash and cash equivalents at beginning of year	3,924	2,802

Cash and cash equivalents at end of year	$3,516	$2,840

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

The following tables present actual and required capital ratios as of March 31, 2018 and December 31, 2017 for the Company and the Bank under Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of March 31, 2018 (1.875%) and December 31, 2017 (1.25%) based on the then phased-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased In		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2018:
Total Capital
(to Risk Weighted Assets):
Consolidated	$539,966	13.91%	$383,434	9.875%	$407,702	10.50%	N/A	N/A
Tri Counties Bank	$536,894	13.83%	$383,261	9.875%	$407,518	10.50%	$388,112	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$506,129	13.03%	$305,777	7.875%	$330,045	8.50%	N/A	N/A
Tri Counties Bank	$503,057	12.96%	$305,638	7.875%	$329,895	8.50%	$310,490	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$450,933	11.61%	$247,534	6.375%	$271,802	7.00%	N/A	N/A
Tri Counties Bank	$503,057	12.96%	$247,421	6.375%	$271,678	7.00%	$252,273	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$506,129	10.84%	$186,720	4.000%	$186,720	4.00%	N/A	N/A
Tri Counties Bank	$503,057	10.78%	$186,716	4.000%	$186,716	4.00%	$233,395	5.00%

Note 29 - Regulatory Matters (continued)

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2017:
Total Capital
(to Risk Weighted Assets):
Consolidated	$528,805	14.07%	$347,694	9.25%	$394,679	10.50%	N/A	N/A
Tri Counties Bank	$525,384	13.98%	$347,535	9.25%	$394,499	10.50%	$375,713	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$495,318	13.18%	$272,517	7.25%	$319,502	8.50%	N/A	N/A
Tri Counties Bank	$491,897	13.09%	$272,392	7.25%	$319,356	8.50%	$300,570	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$440,643	11.72%	$216,134	5.75%	$263,120	7.00%	N/A	N/A
Tri Counties Bank	$491,897	13.09%	$216,035	5.75%	$262,999	7.00%	$244,214	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$495,318	10.80%	$183,400	4.00%	$183,400	4.00%	N/A	N/A
Tri Counties Bank	$491,897	10.73%	$183,394	4.00%	$183,394	4.00%	$229,243	5.00%

As of March 31, 2018, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Also, at March 31, 2018 and December 31, 2017, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.

Beginning January 1, 2016, the Basel III Capital Rules implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At March 31, 2018, the Company and the Bank are in compliance with the capital conservation buffer requirement. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively.

Note 30 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the periods indicated, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2018 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis				$246
Discount accretion PCI – other				60
Discount accretion PNCI				326
All other loan interest income				37,417

Total loan interest income				38,049
Debt securities, dividends and interest bearing cash at banks (not FTE)				9,072

Total interest income				47,121
Interest expense				2,135

Net interest income				44,986
(Benefit from reversal of) provision for loan losses				(236)

Net interest income after provision for loan losses				45,222
Noninterest income				12,290
Noninterest expense				38,162

Income before income taxes				19,350
Income tax expense				5,440

Net income				$13,910

Per common share:
Net income (diluted)				$0.60

Dividends				$0.17

Note 30 - Summary of Quarterly Results of Operations (unaudited) (continued)

	2017 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$516	$398	$386	$112
Discount accretion PCI – other	445	407	797	631
Discount accretion PNCI	528	559	987	798
All other loan interest income	36,705	35,904	34,248	33,373

Total loan interest income	38,194	37,268	36,418	34,914
Debt securities, dividends and interest bearing cash at banks (not FTE)	8,767	8,645	8,626	8,570

Total interest income	46,961	45,913	45,044	43,484
Interest expense	1,868	1,829	1,610	1,491

Net interest income	45,093	44,084	43,434	41,993
Provision for (benefit from reversal of provision for) loan losses	1,677	765	(796)	(1,557)

Net interest income after provision for loan losses	43,416	43,319	44,230	43,550
Noninterest income	12,478	12,930	12,910	11,703
Noninterest expense	38,076	37,222	35,904	35,822

Income before income taxes	17,818	19,027	21,236	19,431
Income tax expense	14,829	7,130	7,647	7,352

Net income	$2,989	$11,897	$13,589	$12,079

Per common share:
Net income (diluted)	$0.13	$0.51	$0.58	$0.52

Dividends	$0.17	$0.17	$0.17	$0.15

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

Critical Accounting Policies and Estimates

On January 1, 2018, the Company adopted several new accounting pronouncements. The Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)”, ASU No. 2016-01, “Recongition and Measurement of Financial Assets and Financial Liabilities”, and ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”

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

On May 28, 2010, the Office of the Comptroller of the Currency closed Granite Community Bank, N.A. (“Granite”), Granite Bay, California and appointed the FDIC as receiver. That same date, the Bank assumed the banking operations of Granite from the FDIC under a whole bank purchase and assumption agreement with loss sharing. Under the terms of the loss sharing agreement, the FDIC will cover a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (OREO)/foreclosed assets and accrued interest on loans for up to 90 days. The FDIC absorbed 80% of losses and shared in 80% of loss recoveries on the covered assets acquired from Granite. The loss sharing arrangements for non-single family residential and single family residential loans had terms of 5 years and 10 years, respectively, and the loss recovery provisions had terms of 8 years and 10 years, respectively, from the acquisition date. On May 9, 2017, the Company and the FDIC terminated their loss sharing agreements. As part of the termination agreement, the Company paid the FDIC $184,000, and recorded a $712,000 gain representing the difference between the Company’s payment to the FDIC and the recorded payable balance on May 9, 2017.

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

TRICO BANCSHARES

Financial Summary

(In thousands, except per share amounts; unaudited)

	Three months ended March 31,
	2018	2017
Net interest income (FTE)	$45,298	$42,618
Benefit from reversal of provision for loan losses	236	1,557
Noninterest income	12,290	11,703
Noninterest expense	(38,162)	(35,822)
Provision for income taxes (FTE)	(5,752)	(7,977)

Net income	$13,910	$12,079

Earnings per share:
Basic	$0.61	$0.53
Diluted	$0.60	$0.52
Per share:
Dividends paid	$0.17	$0.15
Book value at period end	$22.01	$21.28
Average common shares outstanding	22,956	22,870
Average diluted common shares outstanding	23,283	23,232
Shares outstanding at period end	22,956	22,873
At period end:
Loans, net	$3,039,760	$2,730,175
Total assets	4,779,957	4,527,954
Total deposits	4,084,404	3,898,884
Other borrowings	65,041	15,197
Junior subordinated debt	56,905	56,713
Shareholders’ equity	505,256	486,718
Financial Ratios:
During the period (annualized):
Return on assets	1.17%	1.08%
Return on equity	11.00%	9.97%
Net interest margin[1]	4.14%	4.13%
Efficiency ratio[1]	66.27%	66.00%
Average equity to average assets	10.67%	10.79%
At period end:
Equity to assets	10.57%	10.75%
Total capital to risk-adjusted assets	13.91%	14.86%

[1]	Fully taxable equivalent (FTE)

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

Following is a summary of the components of FTE net income for the periods indicated (in thousands):

	Three months ended March 31,
	2018	2017
Net interest income (FTE)	$45,298	$42,618
Benefit from reversal of provision for loan losses	236	1,557
Noninterest income	12,290	11,703
Noninterest expense	(38,162)	(35,822)
Provision for income taxes (FTE)	(5,752)	(7,977)

Net income	$13,910	$12,079

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2018	2017
Interest income	$47,121	$43,484
Interest expense	(2,135)	(1,491)
FTE adjustment	312	625

Net interest income (FTE)	$45,298	$42,618

Net interest margin (FTE)	4.14%	4.13%

Purchased loan discount accretion	$632	$1,541
Effect of purchased loan discount accretion on net interest margin (FTE)	0.06%	0.15%
Effect of interest income recovered from sale of loans on net interest margin (FTE)	0.00%	0.00%

Net interest income (FTE) during the three months ended March 31, 2018 increased $2,680,000 (6.3%) to $45,298,000 compared to $42,618,000 during the three months ended March 31, 2017. The increase in net interest income (FTE) was due primarily to increases in the average balance of loans and investments that were partially offset by an increase in other borrowings, a 3 basis point decrease in yield on loans, and an 8 basis point increase in the average rate paid on interest-bearing liabilities compared to the three months ended March 31, 2017.    The 3 basis point decrease in loan yields from 5.06% during the three months ended March 31, 2017 to 5.03% during the three months ended March 31, 2018 was due to a decrease in purchased loan discount accretion from $1,541,000 during the three months ended March 31, 2017 to $632,000 during the three months ended March 31, 2018. This decrease in purchased loan discount accretion reduced loan yields by 14 basis points, and net interest margin by 9 basis points, but was substantially offset by increases in new and renewed loan yields due to increases in market yields. The 8 basis point increase in the average rate paid on interest-bearing liabilities was primarily due to increases in market rates that increased the rates the Company pays on its overnight borrowings and junior subordinated debt.

Also affecting net interest margin during the three months ended March 31, 2018, was the decrease in the Federal tax rate from 35% to 21%. This decrease in the Federal tax rate caused the fully tax-equivalent (FTE) yield on the Company’s nontaxable investments to decrease from 4.89% during the three months ended March 31, 2017 to 3.97% during the three months ended March 31, 2018, and resulted in net interest income (FTE) being $312,000, or 2 basis points, less than it otherwise would have been.

The negative impact on net interest margin from these decreases in average loan and nontaxable investments yields was offset by the positive impact of an increase in average loan balances and a decrease in the average balance of lower yielding interest earning cash compared to the year-ago quarter.

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

	For the three months ended
	March 31, 2018			March 31, 2017
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$3,028,178	$38,049	5.03%	$2,758,544	$34,914	5.06%
Investment securities—taxable	1,125,394	7,658	2.72%	1,038,229	7,094	2.73%
Investment securities—nontaxable	136,160	1,353	3.97%	136,290	1,666	4.89%
Cash at Federal Reserve and other banks	90,864	373	1.64%	197,406	435	0.88%

Total interest-earning assets	4,380,596	47,433	4.33%	4,130,469	44,109	4.27%
Other assets	360,631			363,188

Total assets	$4,741,227			$4,493,657

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$994,206	211	0.08%	$907,104	127	0.06%
Savings deposits	1,371,377	411	0.12%	1,376,048	424	0.12%
Time deposits	306,514	474	0.62%	331,789	343	0.41%
Other borrowings	107,781	342	1.27%	17,483	2	0.05%
Junior subordinated debt	56,882	697	4.90%	56,690	595	4.20%

Total interest-bearing liabilities	2,836,760	2,135	0.30%	2,689,114	1,491	0.22%
Noninterest-bearing deposits	1,332,235			1,247,852
Other liabilities	66,219			71,880
Shareholders’ equity	506,013			484,811

Total liabilities and shareholders’ equity	$4,741,227			$4,493,657

Net interest spread(1)			4.03%			4.05%
Net interest income and interest margin(2)		$45,298	4.14%		$42,618	4.13%

(1)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended March 31, 2018 compared with three months ended March 31, 2017
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$3,411	$(276)	$3,135
Investment securities	593	(342)	251
Cash at Federal Reserve and other banks	(234)	172	(62)

Total interest-earning assets	3,770	(446)	3,324

Increase (decrease) in interest expense:
Interest-bearing demand deposits	13	71	84
Savings deposits	(1)	(12)	(13)
Time deposits	(26)	157	131
Other borrowings	11	329	340
Junior subordinated debt	2	100	102

Total interest-bearing liabilities	(1)	645	644

Increase (decrease) in net interest income	$3,771	$(1,091)	$2,680

Provision for Loan Losses

The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – three months ended March 31, 2018 and 2017” at Note 5 in Item 1 of Part I of this report for the components that make up the provision for loan losses for the three months ended March 31, 2018 and 2017.

The Company recorded a reversal of provision for loan losses of $236,000 during the three months ended March 31, 2018 compared to a reversal of provision for loan losses of $1,557,000 during the three months ended March 31, 2017. The $236,000 reversal of provision for loan losses during the three months ended March 31, 2018 was due primarily to a decrease in the balance of performing/unimpaired but substandard loans during the three months ended March 31, 2018. Nonperforming loans were $24,381,000, or 0.79% of loans outstanding as of March 31, 2018, compared to $24,394,000, or 0.81% of loans outstanding as of December 31, 2017, and $19,511,000, or 0.71% of loans outstanding as of March 31, 2017. Net loan charge-offs during the three months ended March 31, 2018 were $114,000.

As shown in the table labeled “Allowance for Loan Losses—three months ended March 31, 2018” at Note 5 in Item 1 of Part I of this report, all categories of loans except residential real estate mortgage loans, home equity lines, and home equity loans loans experienced a provision for loan losses during the three months ended March 31, 2018. The level of provision, or reversal of provision, for loan losses of each loan category during the three months ended March 31, 2018 was due primarily to the increase or decrease in the required allowance for loan losses as of March 31, 2018 when compared to the required allowance for loan losses as of December 31, 2017 plus or minus net charge-offs or net recoveries during the three months ended March 31, 2018. All categories of loans except commercial real estate mortgage, and residential and commercial construction loans experienced a decrease in the required allowance for loan losses during the three months ended March 31, 2018. The decrease in the required allowance for loan losses for all loan categories except commercial real estate mortgage, and residential and commercial construction loans was due primarily to stable or improving estimated cash flows and collateral values for certain impaired originated and purchased loans, and continued low net charge off rates in many loan categories. The increase in the required allowance for loan losses for commercial real estate mortgage, and residential and commercial construction loans was due primarily to increased loan balances in these categories.    The increases and decreases in estimated cash flows and collateral values, and changes in historical loss factors, in part, determine the required loan loss allowance for nonperforming and performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. For details of the change in nonperforming loans during the three months ended March 31, 2018 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the three months ended March 31, 2018” under the heading “Asset Quality and Non-Performing Assets” below.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended March 31,
	2018	2017
Service charges on deposit accounts	$3,779	$3,619
ATM fees and interchange	4,235	4,015
Other service fees	714	765
Mortgage banking service fees	517	521
Change in value of mortgage servicing rights	111	(13)

Total service charges and fees	9,356	8,907
Gain on sale of loans	626	910
Commissions on sale of nondeposit investment products	876	607
Increase in cash value of life insurance	608	685
Change in indemnification asset	—	(221)
Gain on disposition of foreclosed assets	371	118
Other noninterest income	453	697

Total noninterest income	$12,290	$11,703

Noninterest income increased $587,000 (5.0%) to $12,290,000 during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in noninterest income was due to the changes noted in the table above. The $269,000 increase in commissions on nondeposit investment products was due to continued focus in this area. The $253,000 increase in gain on sale of foreclosed assets was due to the sale of six foreclosed properties each of which had increases in property values since they were foreclosed. The $221,000 increase in change in indemnification asset was due to a $221,000 decrease in the indemnification asset during the first quarter of 2017, and no change during the first quarter of 2018 as the Company and the FDIC terminated their loss sharing agreements during the second quarter of 2017. The $220,000 increase in ATM fees and interchange revenue was due primarily to increased interchange revenue. The $160,000 increase in service charges on deposit accounts was due primarily to increased monthly service charges that were partially offset by decrease nonsufficient funds fees. The $284,000 decrease in gain on sale of loans was due primarily to decreased residential mortgage refinance activity compared to the year-ago quarter. The $244,000 decrease in other noninterest income was due primarily to a decrease in lease brokerage revenue.

Noninterest Expense

The following table summarizes the Company’s noninterest expense for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2018	2017
Service charges on deposit accounts	$3,779	$3,619
ATM fees and interchange	4,235	4,015
Other service fees	714	765
Mortgage banking service fees	517	521
Change in value of mortgage servicing rights	111	(13)

Total service charges and fees	9,356	8,907
Gain on sale of loans	626	910
Commissions on sale of nondeposit investment products	876	607
Increase in cash value of life insurance	608	685
Change in indemnification asset	—	(221)
Gain on disposition of foreclosed assets	371	118
Other noninterest income	453	697

Total noninterest income	$12,290	$11,703

	Three months ended March 31,
	2018	2017
Base salaries, net of deferred loan origination costs	$13,962	$13,390
Incentive compensation	2,452	2,198
Benefits and other compensation costs	5,238	5,305

Total salaries and benefits expense	21,652	20,893

Occupancy	2,681	2,692
Equipment	1,551	1,723
Data processing and software	2,514	2,396
ATM and POS network charges	1,226	853
Telecommunications	701	643
Postage	358	404
Courier service	267	254
Advertising	838	967
Assessments	430	405
Operational losses	294	435
Professional fees	773	766
Foreclosed assets expense	24	38
Foreclosed asset losses (reversals)	90	(66)
Change in reserve for unfunded commitments	700	15
Intangible amortization	339	359
Merger and acquisition expense	476	—
Other miscellaneous expense	3,248	3,045

Total other noninterest expense	16,510	14,929

Total noninterest expense	$38,162	$35,822

Merger and acquisition expense:
Professional fees	$355	$—
Advertising and marketing	8	—
Other miscellaneous expense	113	—

Total merger and acquisition expense	$476	$—

Average full time equivalent staff	1,002	1,015
Noninterest expense to revenue (FTE)	66.3%	65.9%

Salary and benefit expenses increased $759,000 (3.6%) to $21,652,000 during the three months ended March 31, 2018 compared to $20,893,000 during the three months ended March 31, 2017. Base salaries, net of deferred loan origination costs increased $572,000 (4.3%) to $13,962,000.    The increase in base salaries was due to annual merit increases, and the addition of employees with base salaries above the average base salary that were partially offset by a 1.3% decrease in average full time equivalent employees to 1,002 from 1,015 in the year-ago quarter. Commissions and incentive compensation increased $254,000 (11.6%) to $2,452,000 during the three months ended March 31, 2018 compared to the year-ago quarter due primarily to increases in management, back-office and nondeposit investment product sales incentives that were partially offset by decreased commissions on loans and other sales incentives. Benefits & other compensation expense decreased $67,000 (1.3%) to $5,238,000 during the three months ended March 31, 2018 due primarily to decreases in group medical, workers compensation insurance, retirement (ESOP) expenses, that were partially offset by an increase in employer payroll tax expense.

Other noninterest expense increased $1,581,000 (10.6%) to $16,510,000 during the three months ended March 31, 20018 compared to the three months ended March 31, 2017.    The increase in other noninterest expense was due to the changes noted in the table above. The $685,000 increase in change in reserve for unfunded commitments was due to an increase in unfunded construction loan commitments. The $118,000 and $373,000 increases in data processing and software expense and ATM & POS network charges, respectively, were due primarily to system enhancements and capacity expansion. The $172,000 decrease in equipment expense was due to decreased equipment rental, repair and maintenance. During the three months ended March 31, 2018, the Company incurred $476,000 of merger related expense associated with the proposed merger with FNBB of which $343,000 is nondeductible for tax purposes.

Income Taxes

The effective combined Federal and State income tax rate on income was 28.1% and 37.8% for the three months ended March 31, 2018 and 2017, respectively. This decrease in effective combined Federal and State income tax rate was due primarily to a decrease in the Federal tax rate from 35% to 21% effective January 1, 2018. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate due to State income tax expense of $2,207,000 and $2,134,000, for the three months ended March 31, 2018 and 2017, respectively, that were partially offset by the effects of tax-exempt income of $1,041,000 and $1,041,000, respectively, from investment securities, $608,000 and $792,000, respectively, from increase in cash value of life insurance, low-income housing tax credits of $190,000 and $121,000, respectively, $1,000 and $90,000, respectively, of equity compensation excess tax benefits, and $343,000 of nondeductible merger expense during the three months ended March 31, 2018. The low income housing tax credits and the equity compensation excess tax benefits represent direct reductions in tax expense.

Financial Condition

Investment Securities

Investment securities available for sale increased $7,950,000 to $735,895,000 as of March 31, 2018, compared to December 31, 2017. This increase is attributable to purchases of $39,647,000, maturities and principal repayments of $15,643,000, a decrease in fair value of investments securities available for sale of $15,628,000 and amortization of net purchase price premiums of $426,000.

The following table presents the available for sale investment securities portfolio by major type as of March 31, 2018 and December 31, 2017:

(dollars in thousands)	March 31, 2018		December 31, 2017
	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	$616,657	83.8%	$604,789	83.1%
Obligations of states and political subdivisions	119,238	16.2%	123,156	16.9%

Total debt securities available for sale	$735,895	100.0%	$727,945	100.0%

Investment securities held to maturity decreased $18,809,000 to $496,035,000 as of March 31, 2018, compared to December 31, 2017. This decrease is attributable to principal repayments of $18,535,000, and amortization of net purchase price premiums of $274,000.

The following table presents the held to maturity investment securities portfolio by major type as of March 31, 2018 and December 31, 2017:

(dollars in thousands)	March 31, 2018		December 31, 2017
	Cost Basis	%	Cost Basis	%
Securities held to maturity:
Obligations of U.S. government corporations and agencies	$481,457	97.1%	$500,271	97.2%
Obligations of states and political subdivisions	14,578	2.90%	14,573	2.80%

Total securities held to maturity	$496,035	100%	$514,844	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements at Item 1 of Part I of this report.

Restricted Equity Securities

Restricted equity securities were $16,956,000 at March 31, 2018 and December 31, 2017. The entire balance of restricted equity securities at March 31, 2018 and December 31, 2017 represent the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

(in thousands)	March 31, 2018	December 31, 2017
Real estate mortgage	$2,359,379	$2,300,322
Consumer	348,789	356,874
Commercial	216,015	220,412
Real estate construction	145,550	137,557

Total loans	$3,069,733	$3,015,165

At March 31, 2018 loans, including net deferred loan costs, totaled $3,069,733,000 which was a $54,568,000 (1.8%) increase over the balances at December 31, 2017. Demand for all categories of loans was moderate during the three months ended March 31, 2018.

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	March 31, 2018	December 31, 2017
Real estate mortgage	76.9%	76.3%
Consumer	11.4%	11.8%
Commercial	7.0%	7.3%
Real estate construction	4.7%	4.6%

Total loans	100%	100%

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

Interest income on originated nonaccrual loans that would have been recognized during the months ended March 31, 2018 and 2017, if all such loans had been current in accordance with their original terms, totaled $285,000 and $188,000, respectively. Interest income actually recognized on these originated loans during the three months ended March 31, 2018 and 2017 was $22,000 and $2,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended March 31, 2018 and 2017, if all such loans had been current in accordance with their original terms, totaled $27,000 and $37,000, respectively. Interest income actually recognized on these PNCI loans during the three months ended March 31, 2018 and 2017 was $0.

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

(dollars in thousands)	March 31, 2018	December 31, 2017
Performing nonaccrual loans	$19,669	$20,937
Nonperforming nonaccrual loans	4,712	3,176

Total nonaccrual loans	24,381	24,113
Originated and PNCI loans 90 days past due and still accruing	—	281

Total nonperforming loans	24,381	24,394
Foreclosed assets	1,564	3,226

Total nonperforming assets	$25,945	$27,620

Nonperforming assets to total assets	0.54%	0.58%
Nonperforming loans to total loans	0.79%	0.81%
Allowance for loan losses to nonperforming loans	123%	124%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.74%	1.77%

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

	March 31, 2018
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$12,040	$1,537	$1,606	$4,486	$19,669
Nonperforming nonaccrual loans	4,040	174	13	485	4,712

Total nonaccrual loans	16,080	1,711	1,619	4,971	24,381
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	16,080	1,711	1,619	4,971	24,381
Foreclosed assets	583	—	—	981	1,564

Total nonperforming assets	$16,663	$1,711	$1,619	$5,952	$25,945

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$452	—	—	—	$452
Nonperforming assets to total assets	0.35%	0.04%	0.03%	0.12%	0.54%
Nonperforming loans to total loans	0.52%	0.06%	0.05%	0.16%	0.79%
Allowance for loan losses to nonperforming loans	181%	44%	0%	3%	123%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.40%	2.46%	68.82%	23.76%	1.74%

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

	December 31, 2017
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$12,942	$1,305	$2,056	$4,634	$20,937
Nonperforming nonaccrual loans	2,520	158	13	485	3,176

Total nonaccrual loans	15,462	1,463	2,069	5,119	24,113
Originated loans 90 days past due and still accruing	—	281	—	—	281

Total nonperforming loans	15,462	1,744	2,069	5,119	24,394
Noncovered foreclosed assets	1,836	—	—	1,390	3,226
Covered foreclosed assets	—	—	—	—	—

Total nonperforming assets	$17,298	$1,744	$2,069	$6,509	$27,620

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$358				$358
Nonperforming assets to total assets	0.36%	0.04%	0.04%	0.14%	0.58%
Nonperforming loans to total loans	0.57%	0.56%	100%	37.94%	0.81%
Allowance for loan losses to nonperforming loans	188%	53%	1%	5%	124%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	0.32%	2.22%	64.71%	22.1%	1.77%

Changes in nonperforming assets during the three months ended March 31, 2018

(in thousands):	Balance at March 31, 2018	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales/ Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2017
Real estate mortgage:
Residential	$4,203	$506		$(206)			$164	$3,739
Commercial	11,480	385		(823)			98	11,820
Consumer
Home equity lines	2,924	562		(876)	$(80)		(164)	3,482
Home equity loans	1,718	143		(60)	(1)			1,636
Other consumer	37	113		(4)	(83)			11
Commercial	4,019	1,141		(525)	(205)		(98)	3,706
Construction:
Residential
Commercial

Total nonperforming loans	24,381	2,850		(2,494)	(369)			24,394
Foreclosed assets	1,564			(1,572)	(90)			3,226

Total nonperforming assets	$25,945	$2,850		$(4,066)	$(459)	$		$27,620

The table above does not include deposit overdraft charge-offs.

Nonperforming assets decreased during the first quarter of 2018 by $1,676,000 (6.1%) to $25,945,000 at March 31, 2018 compared to $27,620,000 at December 31, 2017. The decrease in nonperforming assets during the first quarter of 2018 was primarily the result of sales or upgrades of nonperforming loans to performing status totaling $2,494,000, dispositions of foreclosed assets totaling $1,572,000, loan charge-offs of $369,000, and write-downs on foreclosed assets totaling $90,000, that were partially offset by new nonperforming loans of $2,850,000.

The $2,850,000 in new nonperforming loans during the first quarter of 2018 was comprised of increases of $506,000 on six residential real estate loans, $385,000 on one commercial real estate loan, $705,000 on 14 home equity lines and loans, $113,000 on 20 consumer loans, and $1,141,000 on 14 C&I loans. Related charge-offs are discussed below.

Loan charge-offs during the three months ended March 31, 2018

In the first quarter of 2018, the Company recorded $369,000 in loan charge-offs and $111,000 in deposit overdraft charge-offs less $296,000 in loan recoveries and $70,000 in deposit overdraft recoveries resulting in $114,000 of net charge-offs. Primary causes of the loan charges taken in the first quarter of 2018 were gross charge-offs of $81,000 on three home equity lines and loans, $83,000 on 19 other consumer loans, and $205,000 on seven C&I loans.

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

The Components of the Allowance for Loan Losses

The following table sets forth the allowance for loan losses as of the dates indicated:

(dollars in thousands)	March 31, 2018	December 31, 2017
Allowance for originated and PNCI loan losses:
Specific allowance	$3,091	$2,699
Formula allowance	15,630	17,100
Environmental factors allowance	11,084	10,252

Allowance for originated and PNCI loan losses	29,805	30,051
Allowance for PCI loan losses	168	272

Allowance for loan losses	$29,973	$30,323

Allowance for loan losses to loans	0.98%	1.01%

For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Provision for Loan Losses” at “Results of Operations” and “Allowance for Loan Losses” above. Based on the current conditions of the loan portfolio, management believes that the $29,973,000 allowance for loan losses at March 31, 2018 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

(in thousands)	March 31, 2018	December 31, 2017
Real estate mortgage	$13,665	$13,758
Consumer	7,718	8,227
Commercial	6,392	6,512
Real estate construction	2,198	1,826

Total allowance for loan losses	$29,973	$30,323

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

	March 31, 2018	December 31, 2017
Real estate mortgage	45.6%	45.4%
Consumer	25.8%	27.1%
Commercial	21.3%	21.5%
Real estate construction	7.3%	6.0%

Total allowance for loan losses	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses as a percentage of the total loans for each loan category as of the dates indicated:

	March 31, 2018	December 31, 2017
Real estate mortgage	0.58%	0.60%
Consumer	2.21%	2.31%
Commercial	2.96%	2.95%
Real estate construction	1.51%	1.33%

Total allowance for loan losses	0.98%	1.01%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2018	2017
Allowance for loan losses:
Balance at beginning of period	$30,323	$32,503
Provision for loan losses	(236)	(1,557)
Loans charged off:
Real estate mortgage:
Residential	(1)	—
Commercial	—	—
Consumer:
Home equity lines	(80)	(71)
Home equity loans	—	(31)
Other consumer	(194)	(174)
Commercial	(205)	(133)
Construction:
Residential	—	—
Commercial	—	—

Total loans charged off	(480)	(409)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	—	—
Commercial	15	110
Consumer:
Home equity lines	209	46
Home equity loans	14	12
Other consumer	78	141
Commercial	50	170
Construction:
Residential	—	—
Commercial	—	1

Total recoveries of previously charged off loans	366	480

Net (charge-offs) recoveries	(114)	71

Balance at end of period	$29,973	$31,017

	Three months ended March 31,
	2018	2017
Reserve for unfunded commitments:
Balance at beginning of period	$3,164	$2,719
Provision for losses – unfunded commitments	700	15

Balance at end of period	$3,864	$2,734

Balance at end of period:
Allowance for loan losses	$29,973	$31,017
Reserve for unfunded commitments	3,864	2,734

Allowance for loan losses and reserve for unfunded commitments	$33,837	$33,751

As a percentage of total loans at end of period:
Allowance for loan losses	0.98%	1.12%
Reserve for unfunded commitments	0.13%	0.09%

Allowance for loan losses and reserve for unfunded commitments	1.11%	1.21%

Average total loans	$3,028,178	$2,758,544
Ratios (annualized):
Net charge-offs (recoveries) during period to average loans outstanding during period	0.02%	(0.01)%
Provision for (benefit from) loan losses to average loans outstanding during period	(0.03)%	(0.23)%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the period indicated (in thousands):

	Balance at March 31, 2018	New NPA	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Transfers from Loans	Balance at December 31, 2017
Land & Construction	$635	—	—	$(1,151)	—	—	$1,786
Residential real estate	836	—	—	(277)	$(73)	—	1,186
Commercial real estate	93	—	—	(144)	(17)	—	254

Total foreclosed assets	$1,564	—	—	$(1,572)	$(90)	—	$3,226

Premises and Equipment

Premises and equipment were comprised of:

	March 31, 2018	December 31, 2017
	(In thousands)
Land & land improvements	$9,961	$9,959
Buildings	50,790	50,340
Furniture and equipment	37,348	35,939

	98,099	96,238
Less: Accumulated depreciation	(41,678)	(40,644)

	56,421	55,594
Construction in progress	2,137	2,148

Total premises and equipment	$58,558	$57,742

During the three months ended March 31, 2018, premises and equipment increased $816,000 due to purchases of $2,200,000, that were partially offset by depreciation of $1,371,000 and disposals of premises and equipment with net book value of $13,000.

Intangible Assets

Intangible assets were comprised of the following as of the dates indicated:

	March 31, 2018	December 31, 2017
	(In thousands)
Core-deposit intangible	$4,835	$5,174
Goodwill	64,311	64,311

Total intangible assets	$69,146	$69,485

The core-deposit intangible assets resulted from the Bank’s acquisition of three bank branches from Bank of America on March 18, 2016, North Valley Bancorp in 2014, and Citizens in 2011. The goodwill intangible asset includes $849,000 from the acquisition of three bank branches from Bank of America on March 18, 2016, $47,943,000 from the North Valley Bancorp acquisition in 2014, and $15,519,000 from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $339,000 and $359,000 was recorded during the three months ended March 31, 2018 and 2017, respectively.

Investment in Low Income Housing Tax Credit Funds

During the three months ended March 31, 2018, the Company’s investment in low income housing tax credit funds, recorded in other assets, increased $241,000 to $17,095,000 due to capital contributions partially off-set by amortization of such investments. During the three months ended March 31, 2018, the Company made $528,000 of capital contributions to several of its five existing low income housing tax credit fund investments bringing its commitment for future capital contributions to $7,677,000 at March 31, 2018.    This commitment for low income housing tax credit funds is recorded in other liabilities.

Deposits

During the three months ended March 31, 2018, the Company’s deposits increased $75,273,000 (1.9%) to $4,084,404,000.    Included in the March 31, 2018 and December 31, 2017 certificate of deposit balances are $50,000,000 from the State of California. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. See Note 13 to the condensed consolidated financial statements at Item 1 of Part I of this report for more information about the Company’s deposits.

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

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. During the three months ended March 31, 2018, the Company did not repurchase any shares under this plan. This plan has no stated expiration date for the repurchases. As of March 31, 2018, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $505,256,000 at March 31, 2018. This amount represents an decrease of $552,000 (0.1%) from December 31, 2017, the net result of comprehensive income for the period of $2,964,000, and the effect of equity compensation vesting of $391,000 that were offset by dividends paid of $3,903,000, and repurchase of common stock of $4,000. The Company’s ratio of equity to total assets was 10.6% and 10.6% as of March 31, 2018 and December 31, 2017, respectively.    We believe that the Company and the Bank were in compliance with applicable minimum capital requirements set forth in the final Basel III Capital rules as of March 31, 2018.

The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	March 31, 2018		December 31, 2017
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total capital	13.91%	9.25%	14.07%	9.25%
Tier I capital	13.03%	7.25%	13.18%	7.25%
Common equity Tier 1 capital	11.61%	5.75%	11.72%	5.75%
Leverage	10.84%	4.00%	10.80%	4.00%

See Note 19 and Note 29 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

Liquidity

The Bank’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At March 31, 2018, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $827,014,000, or 17.3% of total assets, representing a decrease of $24,291,000 (2.9%) from $851,305,000, or 17.9% of total assets at December 31, 2017. This decrease in cash and securities available for sale is due mainly to loan growth and decreases in other borrowings in excess growth in deposits and cash flows from operations during the three months ended March 31, 2018. The Company’s profitability during the first three months of 2018 generated cash flows from operations of $23,714,000 compared to $19,444,000 during the first three months of 2017. Maturities of investment securities produced cash inflows of $34,178,000 during the three months ended March 31, 2018 compared to $36,143,000 for the three months ended March 31, 2017. During the three months ended March 31, 2018, the Company invested in securities totaling $39,647,000 and net loan principal increases of $54,682,000 compared to $35,241,000 invested in securities and $1,613,000 net loan principal increases, respectively, during the first three months of 2017. Proceeds from the sale of foreclosed assets accounted for $1,943,000 and $726,000 of investing sources of funds during the three months ended March 31, 2018 and 2017, respectively. These changes in investment and loan balances, and proceeds from sale of foreclosed assets contributed to net cash used by investing activities of $60,408,000 during the three months ended March 31, 2018, compared to net cash provided by investing activities of $1,222,000 during the three months ended March 31, 2017. Financing activities provided net cash of $14,245,000 during the three months ended March 31, 2018, compared to net cash used by financing activities of $2,572,000 during the three months ended March 31, 2017. Deposit balance increases provided $75,273,000 and $3,324,000 of financing sources of funds during the three months ended March 31, 2018 and 2017, respectively. Net changes in other borrowings accounted for $57,125,000 and $2,296,000 of financing uses of funds during the three months ended March 31, 2018 and 2017, respectively. Dividends paid used $3,903,000 and $3,431,000 of cash during the three months ended March 31, 2018 and 2017, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2018 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

During the three months ended March 31, 2018, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2017 which are incorporated by reference herein. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Information concerning additional risk factors related to the proposed merger of the Company and FNBB is available in the Company’s registration statement on Form S-4 SEC (filed on March 21, 2018 and amended on April  18, 2018).

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2018:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number shares that may yet be purchased under the plans or programs(2)
Jan. 1-31, 2018	52	$38.51	—	333,400
Feb. 1-28, 2018	82	$37.26	—	333,400
Mar. 1-31, 2018	—	—	—	333,400

Total	134	$37.75	—	333,400

(1)	Includes shares purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 19 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.
(2)	Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.

Item 6 – Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 17, 2009).

3.2	Bylaws of TriCo, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).

4.1	Instruments defining the rights of holders of the long-term debt securities of the TriCo and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. TriCo hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1*	Form of Change of Control Agreement among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, John Fleshood, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).

10.2*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.3*	TriCo’s 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.4*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.5*	Transaction Bonus Agreement between TriCo Bancshares and Richard P. Smith dated as of August 7, 2014 (incorporated by reference to Exhibit 10.4 to TriCo’s Form 8-K filed on August 13, 2014).

10.6*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.7*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.8*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.9*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.10*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.12*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.13*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.14*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.15*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.18*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.19*	Form of Stock Option Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to TriCo’s Annual Report on Form 10-K filed March 1, 2018).

10.20*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Employee Executives pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

Item 6 – Exhibits (continued)

10.21*	Form of Restricted Stock Unit Agreement and Grant Notice for Directors pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.22*	Form of Performance Award Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to TriCo’s Current Report on Form 8-K filed August 13, 2014).

10.23*	John Fleshood Offer Letter dated November 3, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).

10.24*	Amendment to John Fleshood Offer Letter dated December 19, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES
(Registrant)

Date: May 9, 2018	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal accounting and financial officer)