Form 10-Q
period 2018-06-30
TRICO BANCSHARES /
filed 2018-08-09
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: June 30, 2018

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

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, no par value: 30,411,135 shares outstanding as of August 3, 2018

TriCo Bancshares

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Cautionary Statements Regarding Forward-Looking Information

This report on Form 10-Q contains forward-looking statements about TriCo Bancshares (the “Company”) that are subject to the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current knowledge and belief of the Company’s management (“Management”) and include information concerning the Company’s possible or assumed future financial condition and results of operations. When you see any of the words “believes”, “expects”, “anticipates”, “estimates”, or similar expressions, it may mean the Company is making forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. There can be no assurance that future developments affecting the Company will be the same as those anticipated by management. The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of changes in financial services policies, laws and regulations; technological changes; mergers and acquisitions, including costs or difficulties related to the integration of acquired companies; changes in the level of the Company’s nonperforming assets and charge-offs; any deterioration in values of California real estate, both residential and commercial; the effect of changes in accounting standards and practices; possible other-than-temporary impairment of securities held by the Company; changes in consumer spending, borrowing and savings habits; ability to attract deposits and other sources of liquidity; changes in the financial performance and/or condition of our borrowers; the impact of competition from financial and bank holding companies and other financial service providers; the possibility that any of the anticipated benefits of the Company’s recent merger with FNB Bancorp (“FNB”) will not be realized or will not be realized within the expected time period, or that integration of FNB’s operations with those of the Company will be materially delayed or will be more costly or difficult than expected; the challenges of integrating and retaining key employees; the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; unanticipated regulatory or judicial proceedings; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and the Company’s ability to manage the risks involved in the foregoing. Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A of this report for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those suggested by any forward-looking statement made in this report. Such Form 10-K and this report should be read in their entirety to put any forward-looking statements in context and to gain a more complete understanding of the risks and uncertainties involved in the Company’s business. Any forward-looking statement may turn out to be wrong and cannot be guaranteed. The Company does not intend to update any forward-looking statement after the date of this report.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At June 30, 2018	At December 31, 2017
Assets:
Cash and due from banks	$94,661	$105,968
Cash at Federal Reserve and other banks	89,401	99,460

Cash and cash equivalents	184,062	205,428
Investment securities:
Marketable equity securities	2,868	2,938
Available for sale debt securities	754,207	727,945
Held to maturity debt securities	477,745	514,844
Restricted equity securities	16,956	16,956
Loans held for sale	3,601	4,616
Loans	3,146,313	3,015,165
Allowance for loan losses	(29,524)	(30,323)

Total loans, net	3,116,789	2,984,842
Foreclosed assets, net	1,374	3,226
Premises and equipment, net	59,014	57,742
Cash value of life insurance	99,047	97,783
Accrued interest receivable	14,253	13,772
Goodwill	64,311	64,311
Other intangible assets, net	4,496	5,174
Mortgage servicing rights	7,021	6,687
Other assets	57,409	55,051

Total assets	$4,863,153	$4,761,315

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,369,834	$1,368,218
Interest-bearing	2,707,388	2,640,913

Total deposits	4,077,222	4,009,131
Accrued interest payable	1,175	930
Reserve for unfunded commitments	3,727	3,164
Other liabilities	58,896	63,258
Other borrowings	152,839	122,166
Junior subordinated debt	56,950	56,858

Total liabilities	4,350,809	4,255,507

Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
23,004,153 at June 30, 2018	256,590
22,955,963 at December 31, 2017		255,836
Retained earnings	276,877	255,200
Accumulated other comprehensive loss, net of tax	(21,123)	(5,228)

Total shareholders’ equity	512,344	505,808

Total liabilities and shareholders’ equity	$4,863,153	$4,761,315

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans, including fees	$39,304	$36,418	$77,353	$71,332
Investments:
Taxable securities	7,438	6,903	14,760	13,606
Tax exempt securities	1,042	1,042	2,083	2,083
Dividends	298	328	634	719
Interest bearing cash at
Federal Reserve and other banks	396	353	769	788

Total interest and dividend income	48,478	45,044	95,599	88,528

Interest expense:
Deposits	1,234	974	2,330	1,868
Other borrowings	586	13	928	15
Junior subordinated debt	789	623	1,486	1,218

Total interest expense	2,609	1,610	4,744	3,101

Net interest income	45,869	43,434	90,855	85,427
Benefit from reversal of provision for loan losses	(638)	(796)	(874)	(2,353)

Net interest income after benefit from reversal of provision for loan losses	46,507	44,230	91,729	87,780

Noninterest income:
Service charges and fees	9,228	9,479	18,584	18,386
Gain on sale of loans	666	777	1,292	1,687
Commissions on sale of non-deposit investment products	810	705	1,686	1,312
Increase in cash value of life insurance	656	626	1,264	1,311
Other	814	1,323	1,638	1,917

Total noninterest income	12,174	12,910	24,464	24,613

Noninterest expense:
Salaries and related benefits	21,453	20,494	43,105	41,387
Other	16,417	15,410	32,927	30,339

Total noninterest expense	37,870	35,904	76,032	71,726

Income before income taxes	20,811	21,236	40,161	40,667
Provision for income taxes	5,782	7,647	11,222	14,999

Net income	$15,029	$13,589	$28,939	$25,668

Earnings per share:
Basic	$0.65	$0.59	$1.26	$1.12
Diluted	$0.65	$0.58	$1.24	$1.10

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$15,029	$13,589	$28,939	$25,668
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	(3,998)	2,846	(15,024)	3,303
Change in minimum pension liability	80	55	160	109

Other comprehensive income (loss)	(3,918)	2,901	(14,864)	3,412

Comprehensive income	$11,111	$16,490	$14,075	$29,080

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at December 31, 2016	22,867,802	$252,820	$232,440	$(7,913)	$477,347
Net income			25,668		25,668
Other comprehensive income				3,412	3,412
Stock option vesting		162			162
Service condition RSU vesting		419			419
Market plus service condition RSU vesting		193			193
Stock options exercised	117,850	2,163			2,163
Service condition RSUs released	25,069
Repurchase of common stock	(85,652)	(949)	(2,143)		(3,092)
Dividends paid ($0.30 per share)			(7,328)		(7,328)

Balance at June 30, 2017	22,925,069	$254,808	$248,637	$(4,501)	$498,944

Balance at December 31, 2017	22,955,963	$255,836	$255,200	$(5,228)	$505,808
Net income			28,939		28,939
Adoption ASU 2016-01			(62)	62	—
Adoption ASU 2018-02			1,093	(1,093)	—
Other comprehensive loss				(14,864)	(14,864)
Stock option vesting		54			54
Service condition RSU vesting		471			471
Market plus service condition RSU vesting		197			197
Service condition RSUs released	25,398
Market plus service condition RSUs released	25,512
Stock options exercised	14,500	223			223
Repurchase of common stock	(17,220)	(191)	(480)		(671)
Dividends paid ($0.34 per share)			(7,813)		(7,813)

Balance at June 30, 2018	23,004,153	$256,590	$276,877	$(21,123)	$512,344

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the six months ended June 30,
	2018	2017
Operating activities:
Net income	$28,939	$25,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	3,229	3,287
Amortization of intangible assets	678	711
Benefit from reversal of provision for loan losses	(874)	(2,353)
Amortization of investment securities premium, net	1,340	1,606
Originations of loans for resale	(43,389)	(63,022)
Proceeds from sale of loans originated for resale	45,437	64,699
Gain on sale of loans	(1,292)	(1,687)
Change in market value of mortgage servicing rights	(75)	470
Provision for losses on foreclosed assets	90	28
Gain on sale of foreclosed assets	(388)	(271)
Loss on disposal of fixed assets	54	28
Gain on sale of premises held for sale	—	(3)
Increase in cash value of life insurance	(1,264)	(1,311)
Life insurance proceeds in excess of cash value	—	(108)
Loss on marketable equity securities	70	—
Equity compensation vesting expense	722	774
Change in:
Reserve for unfunded commitments	563	(120)
Interest receivable	(481)	422
Interest payable	245	(37)
Other assets and liabilities, net	(660)	(1,225)

Net cash from operating activities	32,944	27,556

Investing activities:
Proceeds from maturities of securities available for sale	32,906	27,997
Proceeds from maturities of securities held to maturity	36,587	42,361
Purchases of securities available for sale	(81,300)	(145,584)
Loan origination and principal collections, net	(131,073)	(69,491)
Proceeds from sale of other real estate owned	2,150	1,424
Proceeds from sale of premises held for sale	36	3,338
Purchases of premises and equipment	(4,119)	(5,885)
Life insurance proceeds	—	649

Net cash from investing activities	(144,813)	(145,191)

Financing activities:
Net change in deposits	68,091	(17,138)
Net change in other borrowings	30,673	5,067
Repurchase of common stock	(633)	(1,122)
Dividends paid	(7,813)	(7,328)
Exercise of stock options	185	193

Net cash from financing activities	90,503	(20,328)

Net change in cash and cash equivalents	(21,366)	(137,963)

Cash and cash equivalents at beginning of year	205,428	305,612

Cash and cash equivalents at end of year	$184,062	$167,649

Supplemental disclosure of noncash activities:
Unrealized (loss) gain on securities available for sale	$(21,304)	$5,698
Loans transferred to foreclosed assets	$—	$684
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	$671	$3,092
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$4,499	$3,138
Cash paid for income taxes	$8,525	$10,650
Insurance proceeds receivable reclassified to other assets	$—	$921

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

The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,710,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet.

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

Marketable Equity Securities

As of December 31, 2017, marketable equity securities with a fair value of $2,938,000 were recorded within investment securities available for sale on the consolidated balance sheets with changes in the fair value recorded through other comprehensive income and accumulated other comprehensive income (loss). As of January 1, 2018, the Company adopted Accounting Standard Update (“ASU”) 2016-01 using a prospective transition approach and reclassified its marketable equity securities from investments available for sale into a separate component of investment securities. The ASU requires marketable equity securities to be reported at fair value with changes in the fair value recorded through earnings. As of January 1, 2018, unrealized losses of $62,000 were reclassified from accumulated other comprehensive loss to retained earnings and the deferred tax asset was reduced by $18,000. During the six months ended June 30, 2018, the Company recognized $70,000 of unrealized losses in the condensed consolidated statements of income related to marketable equity securities.

Debt Securities

The Company classifies its debt securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. During the six months ended June 30, 2018 and throughout 2017, the Company did not have any debt securities classified as trading.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is more likely than not that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the six months ended June 30, 2018 or the year ended December 31, 2017.

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

Most of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans and investment securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Company did not have any significant contract balances. The Company has evaluated the nature of its revenue streams and determined that further disaggregation of revenue into more granular categories beyond what is presented in the Note 21 was not necessary.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (1) above, the Company recorded a reclassification of cumulative unrealized losses of its marketable equity securities from accumulated other comprehensive income (loss) to retained earnings as of January 1, 2018. Additionally, the Company recognized changes in the fair value of its marketable equity securities in the condensed consolidated statements of net income for the three and six months ended June 30, 2018. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of June 30, 2018 using an exit price notion (see Note 27 Fair Value Measurement).

FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-2, among other things, requires lessees to recognize most leases on-balance sheet, increasing reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 will be effective for the Company on January 1, 2019, utilizing the modified retrospective transition approach. FASB has issued incremental guidance to the new leasing standard through ASU No. 2018-10 and 2018-11. Based on current leases, subject to change, the Company estimates that the adoption of this standard will result in an increase in assets of approximately $24 million to recognize the present value of the lease obligations with a corresponding increase in liabilities of approximately $24 million. This amount is subject to change as the Company continues to evaluate the provisions of ASU No. 2016-02, 2018-10 and 2018-11. The Company does not expect this to have a material impact on the Company’s results of operations or cash flows.

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

Note 2 - Business Combinations

Merger with FNB Bancorp

On July 6, 2018, pursuant to a previously announced Agreement and Plan of Merger and Reorganization dated as of December 11, 2017 (the “Merger Agreement”) between the Company and FNB Bancorp (“FNB”), FNB merged with and into the Company with the Company continuing as the surviving corporation (the “Merger”). Immediately after the Merger, First National Bank of Northern California, the wholly owned bank subsidiary of FNB (“First National Bank”), merged with and into the Bank, with the Bank continuing as the surviving bank. The Merger and Bank Merger are collectively referred to as the “Transaction.”

As part of its business strategy, the Company evaluates opportunities to acquire bank holding companies, banks and other financial institutions, which is an important element of its strategic plan. The Transaction is consistent with the Company’s business strategy, which will (1) extend The Company’s geographic footprint into the San Francisco Peninsula, (2) create opportunities for the Company to provide additional products and services to First National Bank customers and other potential customers, and (3) strengthen the Company’s deposit base with a mature base of core deposits.

At the close of the transaction each share of FNBB common stock issued and outstanding immediately prior to the effective time of the Merger was canceled and converted into 0.98 shares of the Company’s common stock (the “Exchange Ratio”), with cash paid in lieu of fractional shares of the Company’s common stock. In addition, on July 6, 2018, each outstanding and unexercised option to acquire shares of FNBB common stock held by FNBB’s employees and directors was canceled and, in exchange, the holder of each option received a lump sum cash payment equal to the product of (1) the number of shares of FNBB common stock remaining under the option multiplied by (2) the Exchange Ratio multiplied by (3) the amount, if any, by which the Average Closing Share Price, as defined in the Merger Agreement, exceeded the exercise price of the option.

These exchanges resulted in the Company issuing 7,405,277 shares of common stock, paying $6,000 in lieu of fractional shares, and paying $6,690,000 in exchange for the outstanding FNBB options. Based on the closing price of the Company’s common stock of $38.41 on July 6, 2018, the consideration value issued to the shareholders of FNBB was $284.4 million in aggregate. The 7,405,277 shares of the Company’s shares issued to the shareholders of FNBB on July 6, 2018 represented 24.4% of the Company’s 30,409,430 shares outstanding immediately subsequent to the Transaction.

Immediately subsequent to the Transaction, the newly combined company, operating as TriCo Bancshares with its banking subsidiary, Tri Counties Bank, had total assets of approximately $6.1 billion. Immediately prior to the merger on July 6, 2018, FNBB had investment securities of approximately $344 million, loans of approximately $868 million, deposits of approximately $995 million, borrowings from the Federal Home Loan Bank of San Francisco (FHLB) of $165 million, and total assets of approximately $1.3 billion. These amounts are subject to change as the Company is in the process of determining the fair value of FNBB assets and liabilities acquired in accordance with generally accepted accounting principles. The Company anticipates recording goodwill and core deposit intangibles with this acquisition. During July 9 and 10, 2018, the Company sold approximately $292 million of the $344 million of investment securities obtained in the Transaction at no material gain or loss from their fair value on July 6, 2018. The proceeds from these security sales were used to pay off all of the Company’s $136 million of FHLB borrowings that existed at June 30, 2018 and all of FNBB’s $165 million of FHLB borrowings that existed at July 6, 2018 and matured in steps through August 6, 2018.

The Company will file an amended Form 8-K on or before September 23, 2018 that will include financial statements for FNBB and combined pro forma financial information for the Company and FNBB as if the merger was effective on June 30, 2018 for the balance sheet and January 1, 2017 for the statements of income. The pro forma financial information will reflect various adjustments required by applicable acquisition accounting rules.

While FNBB’s banking subsidiary, First National Bank of Northern California officially became part of Tri Counties Bank on July 6, 2018, the First National Bank branches continued to operate under the name “First National Bank” until the conversion of its operating systems to the operating systems of Tri Counties Bank on July 22, 2018 at which time First National Bank banking centers along with the client relationships and all accounts converted to Tri Counties Bank.

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt and equity securities are summarized in the following tables:

	June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government corporations and agencies	$657,335	$257	$(22,164)	$635,428
Obligations of states and political subdivisions	121,523	359	(3,103)	118,779

Total debt securities available for sale	$778,858	$616	$(25,267)	$754,207

Debt Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$463,162	$291	$(9,211)	$454,242
Obligations of states and political subdivisions	14,583	77	(281)	14,379

Total debt securities held to maturity	$477,745	$368	$(9,492)	$468,621

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government corporations and agencies	$609,695	$695	$(5,601)	$604,789
Obligations of states and political subdivisions	121,597	1,888	(329)	123,156

Total debt securities available for sale	$731,292	$2,583	$(5,930)	$727,945

Debt Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$500,271	$5,101	$(1,889)	$503,483
Obligations of states and political subdivisions	14,573	146	(37)	14,682

Total debt securities held to maturity	$514,844	$5,247	$(1,926)	$518,165

No investment securities were sold during the six months ended June 30, 2018 or the six months ended June 30, 2017. Investment securities with an aggregate carrying value of $410,073,000 and $285,596,000 at June 30, 2018 and December 31, 2017, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at June 30, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2018, obligations of U.S. government corporations and agencies with a cost basis totaling $1,120,497,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At June 30, 2018, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.1 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Debt Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year	$1	$1	$—	$—
Due after one year through five years	233	234	1,223	1,239
Due after five years through ten years	3,229	3,331	27,400	26,800
Due after ten years	775,395	750,641	449,122	440,582

Totals	$778,858	$754,207	$477,745	$468,621

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(in thousands)
June 30, 2018
Debt Securities Available for Sale
Obligations of U.S. government corporations and agencies	$437,859	$(14,490)	$152,004	$(7,674)	$589,863	$(22,164)
Obligations of states and political subdivisions	66,052	(1,785)	16,556	(1,318)	82,608	(3,103)

Total debt securities available for sale	$503,911	$(16,275)	$168,560	$(8,992)	$672,471	$(25,267)

Debt Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$326,966	$(5,578)	$91,801	$(3,633)	$418,767	$(9,211)
Obligations of states and political subdivisions	8,884	(152)	2,536	(129)	11,420	(281)

Total debt securities held to maturity	$335,850	$(5,730)	$94,337	$(3,762)	$430,187	$(9,492)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(in thousands)
December 31, 2017
Debt Securities Available for Sale
Obligations of U.S. government corporations and agencies	$284,367	$(2,176)	$166,338	$(3,425)	$450,705	$(5,601)
Obligations of states and political subdivisions	4,904	(35)	17,085	(294)	21,989	(329)

Total securities available for sale	$289,271	$(2,211)	$183,423	$(3,719)	$472,694	$(5,930)

Debt Securities Held to Maturity
Obligations of U.S. government corporations and agencies	$93,017	$(567)	$95,367	$(1,322)	$188,384	$(1,889)
Obligations of states and political subdivisions	1,488	(7)	2,637	(30)	4,125	(37)

Total debt securities held to maturity	$94,505	$(574)	$98,004	$(1,352)	$192,509	$(1,926)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At June 30, 2018, 143 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of (3.02%) from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At June 30, 2018, 98 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of (3.47%) from the Company’s amortized cost basis.

Marketable equity securities: All unrealized losses recognized during the reporting period were for equity securities still held at June 30, 2018.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	June 30, 2018
	Originated	PNCI	PCI -	PCI -	Total
			Cash basis	Other
Mortgage loans on real estate:
Residential 1-4 family	$326,149	$56,823	$—	$1,720	$384,692
Commercial	1,805,830	202,923	—	7,595	2,016,348

Total mortgage loans on real estate	2,131,979	259,746	—	9,315	2,401,040
Consumer:
Home equity lines of credit	270,283	14,578	1,530	45	286,436
Home equity loans	38,082	2,449	—	455	40,986
Other	21,421	2,039	—	43	23,503

Total consumer loans	329,786	19,066	1,530	543	350,925
Commercial	227,591	7,555	—	2,473	237,619
Construction:
Residential	73,570	8	—	—	73,578
Commercial	82,912	239	—	—	83,151

Total construction	156,482	247	—	—	156,729

Total loans, net of deferred loan fees and discounts	$2,845,838	$286,614	$1,530	$12,331	$3,146,313

Total principal balance of loans owed, net of charge-offs	$2,855,594	$293,151	$4,898	$16,032	$3,169,675
Unamortized net deferred loan fees	(9,756)	—	—	—	(9,756)
Discounts to principal balance of loans owed, net of charge-offs	—	(6,537)	(3,368)	(3,701)	(13,606)

Total loans, net of unamortized deferred loan fees and discounts	$2,845,838	$286,614	$1,530	$12,331	$3,146,313

Allowance for loan losses	$(28,761)	$(624)	$(7)	$(132)	$(29,524)

	December 31, 2017
	Originated	PNCI	PCI - Cash basis	PCI - Other	Total
Mortgage loans on real estate:
Residential 1-4 family	$320,522	$63,519	$—	$1,385	$385,426
Commercial	1,690,510	215,823	—	8,563	1,914,896

Total mortgage loan on real estate	2,011,032	279,342	—	9,948	2,300,322
Consumer:
Home equity lines of credit	269,942	16,248	2,069	429	288,688
Home equity loans	39,848	2,698	—	485	43,031
Other	22,859	2,251	—	45	25,155

Total consumer loans	332,649	21,197	2,069	959	356,874
Commercial	209,437	8,391	—	2,584	220,412
Construction:
Residential	67,920	10	—	—	67,930
Commercial	69,364	263	—	—	69,627

Total construction	137,284	273	—	—	137,557

Total loans, net of deferred loan fees and discounts	$2,690,402	$309,203	$2,069	$13,491	$3,015,165

Total principal balance of loans owed, net of charge-offs	$2,699,053	$316,238	$5,863	$17,318	$3,038,472
Unamortized net deferred loan fees	(8,651)	—	—	—	(8,651)
Discounts to principal balance of loans owed, net of charge-offs	—	(7,035)	(3,794)	(3,827)	(14,656)

Total loans, net of unamortized deferred loan fees and discounts	$2,690,402	$309,203	$2,069	$13,491	$3,015,165

Allowance for loan losses	$(29,122)	$(929)	$(17)	$(255)	$(30,323)

The following is a summary of the change in accretable yield for PCI – other loans during the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Change in accretable yield:
Balance at beginning of period	$4,147	$9,560	$4,262	$10,348
Accretion to interest income	(261)	(1,058)	(516)	(1,960)
Reclassification (to) from nonaccretable difference	110	(546)	250	(432)

Balance at end of period	$3,996	$7,956	$3,996	$7,956

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three Months Ended June 30, 2018
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,170	$(51)	$—	$(128)	$1,991
Commercial	11,495	(15)	21	106	11,607

Total mortgage loans on real estate	13,665	(66)	21	(22)	13,598
Consumer:
Home equity lines of credit	5,412	(24)	317	(657)	5,048
Home equity loans	1,736	—	23	(227)	1,532
Other	570	(174)	66	95	557

Total consumer loans	7,718	(198)	406	(789)	7,137
Commercial	6,392	(54)	80	(40)	6,378
Construction:
Residential	1,351	—	—	83	1,434
Commercial	847	—	—	130	977

Total construction	2,198	—	—	213	2,411

Total	$29,973	$(318)	$507	$(638)	$29,524

	Allowance for Loan Losses – Six Months Ended June 30, 2018
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,317	$(52)	$—	$(274)	$1,991
Commercial	11,441	(15)	36	145	11,607

Total mortgage loans on real estate	13,758	(67)	36	(129)	13,598
Consumer:
Home equity lines of credit	5,800	(104)	526	(1,174)	5,048
Home equity loans	1,841	—	37	(346)	1,532
Other	586	(368)	144	195	557

Total consumer loans	8,227	(472)	707	(1,325)	7,137
Commercial	6,512	(259)	130	(5)	6,378
Construction:
Residential	1,184	—	—	250	1,434
Commercial	642	—	—	335	977

Total construction	1,826	—	—	585	2,411

Total	$30,323	$(798)	$873	$(874)	$29,524

	Allowance for Loan Losses – As of June 30, 2018
(in thousands)	Individually evaluated for impairment	Loans pooled for evaluation	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$147	$1,794	$50	$1,991
Commercial	82	11,466	59	11,607

Total mortgage loans on real estate	229	13,260	109	13,598
Consumer:
Home equity lines of credit	287	4,754	7	5,048
Home equity loans	192	1,340	—	1,532
Other	54	503	—	557

Total consumer loans	533	6,597	7	7,137
Commercial	2,127	4,228	23	6,378
Construction:
Residential	—	1,434	—	1,434
Commercial	—	977	—	977

Total construction	—	2,411	—	2,411

Total	$2,889	$26,496	$139	$29,524

	Loans, Net of Unearned fees – As of June 30, 2018
(in thousands)	Individually evaluated for impairment	Loans pooled for evaluation	Loans acquired with deteriorated credit quality	Total loans, net of unearned fees
Mortgage loans on real estate:
Residential 1-4 family	$6,344	$376,628	$1,720	$384,692
Commercial	11,162	1,997,591	7,595	2,016,348

Total mortgage loans on real estate	17,506	2,374,219	9,315	2,401,040
Consumer:
Home equity lines of credit	2,250	282,611	1,575	286,436
Home equity loans	2,457	38,074	455	40,986
Other	247	23,213	43	23,503

Total consumer loans	4,954	343,898	2,073	350,925
Commercial	4,751	230,395	2,473	237,619
Construction:
Residential	—	73,578	—	73,578
Commercial	—	83,151	—	83,151

Total construction	—	156,729	—	156,729

Total	$27,211	$3,105,241	$13,861	$3,146,313

	Allowance for Loan Losses – Year Ended December 31, 2017
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,748	$(60)	$—	$(371)	$2,317
Commercial	11,517	(186)	397	(287)	11,441

Total mortgage loans on real estate	14,265	(246)	397	(658)	13,758
Consumer:
Home equity lines of credit	7,044	(98)	698	(1,844)	5,800
Home equity loans	2,644	(332)	242	(713)	1,841
Other	622	(1,186)	375	775	586

Total consumer loans	10,310	(1,616)	1,315	(1,782)	8,227
Commercial	5,831	(1,444)	428	1,697	6,512
Construction:
Residential	1,417	(1,104)	—	871	1,184
Commercial	680	—	1	(39)	642

Total construction	2,097	(1,104)	1	832	1,826

Total	$32,503	$(4,410)	$2,141	$89	$30,323

	Allowance for Loan Losses – As of December 31, 2017
(in thousands)	Individually evaluated for impairment	Loans pooled for evaluation	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$230	$1,932	$155	$2,317
Commercial	30	11,351	60	11,441

Total mortgage loans on real estate	260	13,283	215	13,758
Consumer:
Home equity lines of credit	427	5,356	17	5,800
Home equity loans	107	1,734	—	1,841
Other	57	529	—	586

Total consumer loans	591	7,619	17	8,227
Commercial	1,848	4,624	40	6,512
Construction:
Residential	—	1,184	—	1,184
Commercial	—	642	—	642

Total construction	—	1,826	—	1,826

Total	$2,699	$27,352	$272	$30,323

	Loans, Net of Unearned fees – As of December 31, 2017
(in thousands)	Individually evaluated for impairment	Loans pooled for evaluation	Loans acquired with deteriorated credit quality	Total loans, net of unearned fees
Mortgage loans on real estate:
Residential 1-4 family	$5,298	$378,743	$1,385	$385,426
Commercial	13,911	1,892,422	8,563	1,914,896

Total mortgage loans on real estate	19,209	2,271,165	9,948	2,300,322
Consumer:
Home equity lines of credit	2,688	283,502	2,498	288,688
Home equity loans	1,470	41,076	485	43,031
Other	257	24,853	45	25,155

Total consumer loans	4,415	349,431	3,028	356,874
Commercial	4,470	213,358	2,584	220,412
Construction:
Residential	140	67,790	—	67,930
Commercial	—	69,627	—	69,627

Total construction	140	137,417	—	137,557

Total	$28,234	$2,971,371	$15,560	$3,015,165

	Allowance for Loan Losses – Three Months Ended June 30, 2017
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,662	$—	$—	$(151)	$2,511
Commercial	11,542	(150)	17	(1,307)	10,102

Total mortgage loans on real estate	14,204	(150)	17	(1,458)	12,613
Consumer:
Home equity lines of credit	6,530	(13)	252	(613)	6,156
Home equity loans	2,451	(206)	13	98	2,356
Other	595	(308)	68	290	645

Total consumer loans	9,576	(527)	333	(225)	9,157
Commercial	5,326	(764)	84	83	4,729
Construction:
Residential	1,339	(1,071)	—	910	1,178
Commercial	572	—	—	(106)	466

Total construction	1,911	(1,071)	—	804	1,644

Total	$31,017	$(2,512)	$434	$(796)	$28,143

	Allowance for Loan Losses – Six Months Ended June 30, 2017
(in thousands)	Beginning Balance	Charge-offs	Recoveries		Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,748	$—	$		$(237)	$2,511
Commercial	11,517	(150)		127	(1,392)	10,102

Total mortgage loans on real estate	14,265	(150)		127	(1,629)	12,613
Consumer:
Home equity lines of credit	7,044	(84)		298	(1,102)	6,156
Home equity loans	2,644	(237)		25	(76)	2,356
Other	622	(482)		209	296	645

Total consumer loans	10,310	(803)		532	(882)	9,157
Commercial	5,831	(897)		254	(459)	4,729
Construction:
Residential	1,417	(1,071)		—	832	1,178
Commercial	680	—		1	(215)	466

Total construction	2,097	(1,071)		1	617	1,644

Total	$32,503	$(2,921)		$914	$(2,353)	$28,143

	Allowance for Loan Losses – As of June 30, 2017
(in thousands)	Individually evaluated for impairment	Loans pooled for evaluation	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$249	$2,037	$225	$2,511
Commercial	124	8,531	1,447	10,102

Total mortgage loans on real estate	373	10,568	1,672	12,613
Consumer:
Home equity lines of credit	400	5,748	8	6,156
Home equity loans	57	2,233	66	2,356
Other	31	614	—	645

Total consumer loans	488	8,595	74	9,157
Commercial	811	3,276	642	4,729
Construction:
Residential	14	1,121	43	1,178
Commercial	—	466	—	466

Total construction	14	1,587	43	1,644

Total	$1,686	$24,026	$2,431	$28,143

	Loans, Net of Unearned fees – As of June 30, 2017
(in thousands)	Individually evaluated for impairment	Loans pooled for evaluation	Loans acquired with deteriorated credit quality	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$4,726	$375,217	$1,362	$381,305
Commercial	14,524	1,700,046	10,692	1,725,262

Total mortgage loans on real estate	19,250	2,075,263	12,054	2,106,567
Consumer:
Home equity lines of credit	2,633	280,672	3,171	286,476
Home equity loans	1,285	43,515	1,136	45,936
Other	323	27,981	66	28,370

Total consumer loans	4,241	352,168	4,373	360,782
Commercial	2,744	219,658	3,341	225,743
Construction:
Residential	—	62,626	524	63,150
Commercial	—	70,151	—	70,151

Total construction	—	132,777	524	133,301

Total	$26,235	$2,779,866	$20,292	$2,826,393

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

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators Originated Loans– As of June 30, 2018
(in thousands)	Pass	Special Mention	Substandard	Loss	Total Originated Loans
Mortgage loans on real estate:
Residential 1-4 family	$323,576	$292	$2,281	$—	$326,149
Commercial	1,760,898	27,717	17,215	—	1,805,830

Total mortgage loans on real estate	2,084,474	28,009	19,496	—	2,131,979
Consumer:
Home equity lines of credit	265,724	1,828	2,731	—	270,283
Home equity loans	37,441	163	478	—	38,082
Other	21,083	158	180	—	21,421

Total consumer loans	324,248	2,149	3,389	—	329,786
Commercial	221,108	3,568	2,915	—	227,591
Construction:
Residential	70,471	2,953	146	—	73,570
Commercial	82,912	—	—	—	82,912

Total construction	153,383	2,953	146	—	156,482

Total loans	$2,783,213	$36,679	$25,946	$—	$2,845,838

	Credit Quality Indicators PNCI Loans – As of June 30, 2018
(in thousands)	Pass	Special Mention	Substandard	Loss	Total PNCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$55,039	$—	$1,784	$—	$56,823
Commercial	198,353	2,935	1,635	—	202,923

Total mortgage loans on real estate	253,392	2,935	3,419	—	259,746
Consumer:
Home equity lines of credit	13,675		903	—	14,578
Home equity loans	2,220	161	68	—	2,449
Other	2,030	4	5	—	2,039

Total consumer loans	17,925	165	976	—	19,066
Commercial	7,555		—	—	7,555
Construction:
Residential	8	—	—	—	8
Commercial	239	—	—	—	239

Total construction	247	—	—	—	247

Total loans	$279,119	$3,100	$4,395	$—	$286,614

	Credit Quality Indicators Originated Loans – As of December 31, 2017
(in thousands)	Pass	Special Mention	Substandard	Loss	Total Originated Loans
Mortgage loans on real estate:
Residential 1-4 family	$315,120	$2,234	$3,168	$—	$320,522
Commercial	1,649,333	18,434	22,743	—	1,690,510

Total mortgage loans on real estate	1,964,453	20,668	25,911	—	2,011,032
Consumer:
Home equity lines of credit	265,345	2,558	2,039	—	269,942
Home equity loans	37,428	800	1,620	—	39,848
Other	22,432	272	155	—	22,859

Total consumer loans	325,205	3,630	3,814	—	332,649
Commercial	195,208	9,492	4,737	—	209,437
Construction:
Residential	67,813	—	107	—	67,920
Commercial	64,492	4,872	—	—	69,364

Total construction	132,305	4,872	107	—	137,284

Total loans	$2,617,171	$38,662	$34,569	$—	$2,690,402

	Credit Quality Indicators PNCI Loans – As of December 31, 2017
(in thousands)	Pass	Special Mention	Substandard	Loss	Total PNCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$61,411	$218	$1,890	$—	$63,519
Commercial	203,751	11,513	559	—	215,823

Total mortgage loans on real estate	265,162	11,731	2,449	—	279,342
Consumer:
Home equity lines of credit	14,866	450	932	—	16,248
Home equity loans	2,433	188	77	—	2,698
Other	2,207	38	6	—	2,251

Total consumer loans	19,506	676	1,015	—	21,197
Commercial	8,390	1	—	—	8,391
Construction:
Residential	10	—	—	—	10
Commercial	263	—	—	—	263

Total construction	273	—	—	—	273

Total	$293,331	$12,408	$3,464	$—	$309,203

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

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Originated Past Due Loans - As of June 30, 2018
(in thousands)	30-59 days	60-89 days	> 90 days	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$271	$64	$1,219	$324,595	$326,149	$—
Commercial	1,281	577	792	1,803,180	1,805,830	—

Total mortgage loans on real estate	1,552	641	2,011	2,127,775	2,131,979	—
Consumer:
Home equity lines of credit	158	37	47	270,041	270,283	—
Home equity loans	358	150	486	37,088	38,082	—
Other	33	26	—	21,362	21,421	—

Total consumer loans	549	213	533	328,491	329,786	—
Commercial	506	766	1,778	224,541	227,591	—
Construction:
Residential	—	—	—	73,570	73,570	—
Commercial	1,249	831	—	80,832	82,912	—

Total construction	1,249	831	—	154,402	156,482	—

Total originated loans	$3,856	$2,451	$4,322	$2,835,209	$2,845,838	$—

The following table shows the ending balance of current and past due PNCI loans by loan category as of the date indicated:

	Analysis of PNCI Past Due Loans - As of June 30, 2018
(in thousands)	30-59 days	60-89 days	> 90 days	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$59	$78	$36	$56,650	$56,823	$—
Commercial	356	164	—	202,403	202,923	—

Total mortgage loans on real estate	415	242	36	259,053	259,746	—
Consumer:
Home equity lines of credit	182	—	77	14,319	14,578	—
Home equity loans	—	43	—	2,406	2,449	—
Other	2	—	—	2,037	2,039	—

Total consumer loans	184	43	77	18,762	19,066	—
Commercial	—	—	—	7,555	7,555	—
Construction:
Residential	—	—	—	8	8	—
Commercial	—	—	—	239	239	—

Total construction	—	—	—	247	247	—

Total PNCI loans	$599	$285	$113	$285,617	$286,614	$—

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Originated Past Due Loans - As of December 31, 2017
(in thousands)	30-59 days	60-89 days	> 90 days	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,740	$510	$243	$318,029	$320,522	$—
Commercial	158	987	—	1,689,365	1,690,510	—

Total mortgage loans on real estate	1,898	1,497	243	2,007,394	2,011,032	—
Consumer:
Home equity lines of credit	528	48	372	268,994	269,942	—
Home equity loans	511	107	373	38,857	39,848	—
Other	56	36	3	22,764	22,859	—

Total consumer loans	1,095	191	748	330,615	332,649	—
Commercial	956	738	1,527	206,216	209,437	—
Construction:
Residential	34	—	—	67,886	67,920	—
Commercial	—	—	—	69,364	69,364	—

Total construction	34	—	—	137,250	137,284	—

Total loans	$3,983	$2,426	$2,518	$2,681,475	$2,690,402	$—

The following table shows the ending balance of current and past due PNCI loans by loan category as of the date indicated:

	Analysis of PNCI Past Due Loans - As of December 31, 2017
(in thousands)	30-59 days	60-89 days	> 90 days	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,495	$90	$109	$61,825	$63,519	$81
Commercial	70	—	—	215,753	215,823	—

Total mortgage loans on real estate	1,565	90	109	277,578	279,342	81
Consumer:
Home equity lines of credit	298	228	330	15,392	16,248	200
Home equity loans	30	—	—	2,668	2,698	—
Other	6	26	—	2,219	2,251	—

Total consumer loans	334	254	330	20,279	21,197	200
Commercial	—	—	—	8,391	8,391	—
Construction:
Residential	—	—	—	10	10	—
Commercial	—	—	—	263	263	—

Total construction	—	—	—	273	273	—

Total loans	$1,899	$344	$439	$306,521	$309,203	$281

The following table shows the ending balance of nonaccrual originated and PNCI loans by loan category as of the date indicated:

	Non Accrual Loans
	As of June 30, 2018			As of December 31, 2017
(in thousands)	Originated	PNCI	Total	Originated	PNCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$3,027	$1,082	$4,109	$1,725	$1,012	$2,737
Commercial	5,494	323	5,817	8,144	—	8,144

Total mortgage loans on real estate	8,521	1,405	9,926	9,869	1,012	10,881
Consumer:
Home equity lines of credit	1,457	574	2,031	811	402	1,213
Home equity loans	4,419	36	4,455	1,106	44	1,150
Other	341	5	346	7	5	12

Total consumer loans	6,217	615	6,832	1,924	451	2,375
Commercial	2,339	—	2,339	3,669	—	3,669
Construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

Total construction	—	—		—	—

Total non accrual loans	$17,077	$2,020	$19,097	$15,462	$1,463	$16,925

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

	Impaired Originated Loans – As of, or for the Six Months Ended, June 30, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$5,656	$3,947	$1,050	$4,997	$147	$4,600	$76
Commercial	11,280	9,763	1,076	10,839	82	10,975	107

Total mortgage loans on real estate	16,936	13,710	2,126	15,836	229	15,575	183
Consumer:
Home equity lines of credit	1,244	1,108	106	1,214	29	1,315	19
Home equity loans	2,558	1,828	351	2,179	38	1,784	20
Other	3	—	3	3	3	3	—

Total consumer loans	3,805	2,936	460	3,396	70	3,102	39
Commercial	4,952	809	3,942	4,751	2,127	4,686	48
Construction:
Residential	—	—	—	—	—	68	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	68	—

Total	$25,693	$17,455	$6,528	$23,983	$2,426	$23,431	$270

	Impaired PNCI Loans – As of, or for the Six Months Ended, June 30, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,417	$1,348	$—	$1,348	$—	$1,339	$10
Commercial	323	323	—	323	—	161	14

Total mortgage loans on real estate	1,740	1,671	—	1,671	—	1,500	24
Consumer:
Home equity lines of credit	1,098	529	506	1,035	258	1,035	13
Home equity loans	293	36	242	278	154	281	6
Other	244	—	244	244	51	259	5

Total consumer loans	1,635	565	992	1,557	463	1,575	24
Commercial	—	—		—	—	—	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—		—	—	—	—

Total	$3,375	$2,236	$992	$3,228	$463	$3,075	$48

	Impaired Originated Loans – As of, or for the Twelve Months Ended, December 31, 2017
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,023	$2,058	$1,881	$3,939	$230	$3,501	$143
Commercial	14,186	13,101	810	13,911	30	13,851	645

Total mortgage loans on real estate	18,209	15,159	2,691	17,850	260	17,352	788
Consumer:
Home equity lines of credit	1,581	1,093	401	1,494	111	1,702	47
Home equity loans	1,627	1,107	198	1,305	10	1,193	24
Other	52	4	3	7	3	20	—

Total consumer loans	3,260	2,204	602	2,806	124	2,915	71
Commercial	4,566	575	3,895	4,470	1,848	4,283	184
Construction:
Residential	140	140	—	140	—	76	9
Commercial	—	—	—	—	—	—	—

Total construction	140	140	—	140	—	76	9

Total	$26,175	$18,078	$7,188	$25,266	$2,232	$24,626	$1,052

	Impaired PNCI Loans – As of, or for the Twelve Months Ended, December 31, 2017
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance		Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,404	$1,359	$—	$1,359	$		$1,041	$24
Commercial	—	—	—	—			979	—

Total mortgage loans on real estate	1,404	1,359	—	1,359		—	2,020	24
Consumer:
Home equity lines of credit	1,216	591	603	1,194		316	1,240	48
Home equity loans	178	44	121	165		97	117	6
Other	250	—	250	250		54	186	11

Total consumer loans	1,644	635	974	1,609		467	1,543	65
Commercial	—	—	—	—			—
Construction:
Residential	—	—	—	—		—	—	—
Commercial	—	—	—	—		—	—	—

Total construction	—	—		—		—	—	—

Total	$3,048	$1,994	$974	$2,968		$467	$3,563	$89

	Impaired Originated Loans – As of, or for the Six Months Ended, June 30, 2017
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$3,108	$1,623	$1,463	$3,086	$179	$1,417	$23
Commercial	13,203	11,864	803	12,667	45	724	18

Total mortgage loans on real estate	16,311	13,487	2,266	15,753	224	2,141	41
Consumer:
Home equity lines of credit	1,746	1,305	331	1,636	66	380	—
Home equity loans	1,633	836	395	1,231	68	440	10
Other	73	22	50	72	23	34	1

Total consumer loans	3,452	2,163	776	2,939	157	854	11
Commercial	3,053	1,007	1,737	2,744	863	2,536	27
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—		—	—	—	—

Total	$22,816	$16,657	$4,779	$21,436	$1,244	$5,531	$79

	Impaired PNCI Loans – As of, or for the Six Months Ended, June 30, 2017
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,665	$1,387	$253	$1,640	$75	$256	$5
Commercial	2,121	1,728	129	1,857	104	131	3

Total mortgage loans on real estate	3,786	3,115	382	3,497	179	387	8
Consumer:
Home equity lines of credit	1,012	387	610	997	332	580	13
Home equity loans	64	54	—	54	—	—	—
Other	251	—	251	251	68	185	5

Total consumer loans	1,327	441	861	1,302	400	765	18
Commercial	—	—	—	—	—	—	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—		—	—	—	—

Total	$5,113	$3,556	$1,243	$4,799	$579	$1,152	$26

At June 30, 2018, $9,450,000 of originated loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of June 30, 2018. At June 30, 2018, $1,459,000 of PNCI loans were TDR and classified as impaired. The Company had no obligations to lend additional funds on these TDR as of June 30, 2018.

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

The following tables show certain information regarding Troubled Debt Restructurings (TDRs) that occurred during the periods indicated:

	TDR Information for the Three Months Ended June 30, 2018
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	—	$—	$—	$—	—	$—	$—
Commercial	1	34	34	34			—

Total mortgage loans on real estate	1	34	34	34	—	—	—
Consumer:
Home equity lines of credit	—	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total consumer loans	—	—	—	—	—	—	—
Commercial	2	416	422	(2)	4	340	(2)
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—		—	—	—	—

Total	3	$450	$456	$32	4	$340	$(2)

	TDR Information for the Six Months Ended June 30, 2018
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	—	$	$—	$—		$	$
Commercial	2	417	418	46	1	169	—

Total mortgage loans on real estate	2	417	418	46	1	169	—
Consumer:
Home equity lines of credit	1	133	138	—	—	—	—
Home equity loans	1	121	121	—	—	—	—
Other	—	—	—	—	—	—	—

Total consumer loans	2	254	259	—	—	—	—
Commercial	2	416	422	(2)	4	340	(2)
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—		—	—	—	—

Total	6	$1,087	$1,099	$44	5	$509	$(2)

The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the Three Months Ended June 30, 2017
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	—	$	$—	$—	—	$—	$—
Commercial	3	623	596	(125)	—	—	—

Total mortgage loans on real estate	3	623	596	(125)	—	—	—
Consumer:
Home equity lines of credit	2	167	167	27	—	—	—
Home equity loans	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Total consumer loans	2	167	167	27	—	—	—
Commercial	2	645	539	(84)	—	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—		—	—	—	—

Total	7	$1,435	$1,302	$(182)	—	$—	$—

	TDR Information for the Six Months Ended June 30, 2017
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	—	$—	$—	$—	—	$—	$—
Commercial	3	623	596	(125)	1	124	—

Total mortgage loans on real estate	3	623	596	(125)	1	124	—
Consumer:
Home equity lines of credit	3	187	187	27	—	—	—
Home equity loans	—	—	—	—	—	—	—
Other	1	14	14	11	—	—	—

Total consumer loans	4	201	201	38	—	—	—
Commercial	3	745	639	10		—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—		—	—	—

Total construction	—	—		—	—	—	—

Total	10	$1,569	$1,436	$(77)	1	$124	$—

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Six months ended June 30, 2018	Six months ended June 30, 2017
	Total	Noncovered	Covered	Total
Beginning balance, net	$3,226	$3,763	$223	$3,986
Additions/transfers from loans	—	684	—	684
Dispositions/sales	(1,762)	(930)	(223)	(1,153)
Valuation adjustments	(90)	(28)	—	(28)

Ending balance, net	$1,374	$3,489	—	$3,489

Ending valuation allowance	$(152)	$(179)	—	$(179)
Ending number of foreclosed assets	8	12	—	12
Proceeds from sale of foreclosed assets	$2,150	$1,424	$—	$1,424
Gain on sale of foreclosed assets	$388	$271	$—	$271

As of June 30, 2018, $837,000 of foreclosed residential real estate properties, all of which the Company has obtained physical possession of, are included in foreclosed assets. At June 30, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are underway is $743,000.

Note 7 – Premises and Equipment

Premises and equipment were comprised of:

	June 30,	December 31,
	2018	2017
	(In thousands)
Land & land improvements	$9,973	$9,959
Buildings	51,065	50,340
Furniture and equipment	38,172	35,939

	99,210	96,238
Less: Accumulated depreciation	(42,066)	(40,644)

	57,144	55,594
Construction in progress	1,870	2,148

Total premises and equipment	$59,014	$57,742

Depreciation expense for premises and equipment amounted to $1,386,000 and $1,394,000 for the three months ended June 30, 2018 and 2017, respectively, and $2,757,000 and $2,705,000 for the six months ended June 30, 2018 and 2017, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (in thousands):

	Six months ended June 30,
	2018	2017
Beginning balance	$97,783	$95,912
Increase in cash value of life insurance	1,264	1,311
Gain on death benefit	—	108
Insurance proceeds receivable reclassified to other assets	—	(921)

Ending balance	$99,047	$96,410

End of period death benefit	$164,649	$166,318
Number of policies owned	182	183
Insurance companies used	13	14
Current and former employees and directors covered	57	57

Note 8 – Cash Value of Life Insurance (continued)

As of June 30, 2018, the Bank was the owner and beneficiary of 182 life insurance policies, issued by 13 life insurance companies, covering 57 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values.    As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income.    If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies.    The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that for certain of the policies provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits. See Note 15 of these condensed consolidated financial statements for additional information on JBAs.

Note 9 - Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated:

(in thousands)	June 30, 2018	Additions	Reductions	December 31, 2017
Goodwill	$64,311	—	—	$64,311

The following table summarizes the Company’s core deposit intangibles as of the dates indicated:

(in thousands)	June 30, 2018	Additions	Reductions/ Amortization	December 31, 2017
Core deposit intangibles	$9,558	—	—	$9,558
Accumulated amortization	(5,062)	—	$(678)	(4,384)

Core deposit intangibles, net	$4,496	—	$(678)	$5,174

The Company recorded additions to its CDI of $2,046,000 in conjunction with the acquisition of three branch offices from Bank of America on March 18, 2016, $6,614,000 in conjunction with the North Valley Bancorp acquisition on October 3, 2014, $898,000 in conjunction with the Citizens acquisition on September 23, 2011, and $562,000 in conjunction with the Granite acquisition on May 28, 2010.    The following table summarizes the Company’s remaining estimated core deposit intangible amortization at December 31, 2017 (dollars in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2018	$1,324
2019	1,228
2020	1,228
2021	969
2022	280
Thereafter	145

Note 10 - Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions used to determine the fair value of mortgage servicing rights (“MSRs”) for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$6,953	$6,860	$6,687	$6,595
Additions	104	193	259	471
Change in fair value	(36)	(457)	75	(470)

Balance at end of period	$7,021	$6,596	$7,021	$6,596

Contractually specified servicing fees, late fees and ancillary fees earned	$511	$526	$1,028	$1,047
Balance of loans serviced at:
Beginning of period	$806,178	$822,506	$811,065	$816,623
End of period	$801,817	$822,549	$801,817	$822,549
Period end:
Weighted-average prepayment speed (CPR)			7.4%	8.7%
Weighted-average discount rate			12.5%	14%

The changes in fair value of MSRs that occurred during the three and six months ended June 30, 2018 and 2017 were mainly due to changes in principal balances, changes in mortgage prepayment speeds, and changes in investor required rate of return, or discount rate, of the MSRs.

Note 11 - Indemnification Asset

A summary of the activity in the balance of indemnification asset (liability) follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning balance	—	$(895)	—	$(744)
Effect of actual and estimated future covered losses and recoveries	—	(1)	—	(224)
Payments made to (received from) FDIC	—	184	—	256
Gain on termination of loss share agreement	—	712	—	712

Ending balance	—	$—	—	$—

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

Note 12 – Other Assets

Other assets were comprised of (in thousands):

	June 30, 2018	December 31, 2017
Deferred tax asset, net	$27,665	$21,697
Investment in low income housing tax credit funds	16,672	16,854
Prepaid expense	4,097	4,111
Tax refund receivable	4,754	4,754
Capital trusts	1,710	1,706
Software	793	1,126
Life insurance proceeds receivable	—	2,242
Miscellaneous other assets	1,718	2,561

Total other assets	$57,409	$55,051

Note 13 - Deposits

A summary of the balances of deposits follows (in thousands):

	June 30, 2018	December 31, 2017
Noninterest-bearing demand	$1,369,834	$1,368,218
Interest-bearing demand	1,006,331	971,459
Savings	1,385,268	1,364,518
Time certificates, over $250,000	84,015	73,596
Other time certificates	231,774	231,340

Total deposits	$4,077,222	$4,009,131

Certificate of deposit balances of $50,000,000 from the State of California were included in time certificates, $250,000 and over, at each of June 30, 2018 and December 31, 2017. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,533,000 and $1,366,000 were classified as consumer loans at June 30, 2018 and December 31, 2017, respectively.

Note 14 – Reserve for Unfunded Commitments

The following tables summarize the activity in reserve for unfunded commitments for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$3,864	$2,734	$3,164	$2,719
Provision (reversal of provision) for losses – unfunded commitments	(137)	(135)	563	(120)

Balance at end of period	$3,727	$2,599	$3,727	$2,599

Note 15 – Other Liabilities

Other liabilities were comprised of (in thousands):

	June 30, 2018	December 31, 2017
Pension liability	$28,880	$28,472
Low income housing tax credit fund commitments	5,969	8,554
Deferred compensation	6,932	6,605
Taxes payable	1,267	—
Accrued salaries and benefits expense	5,014	6,619
Joint beneficiary agreements	3,494	3,365
Loan escrow and servicing payable	2,295	1,958
Deferred revenue	1,449	1,228
Litigation contingency	—	1,450
Miscellaneous other liabilities	3,596	5,007

Total other liabilities	$58,896	$63,258

Note 16 - Other Borrowings

A summary of the balances of other borrowings follows:

	June 30, 2018	December 31, 2017
	(in thousands)
FHLB collateralized borrowing, fixed rate, as of June 30, 2018 of 2.05%, payable on July 2, 2018	$136,020	$—
FHLB collateralized borrowing, fixed rate, as of December 31, 2017 of 1.38%, payable on January 2, 2018	—	104,729
Other collateralized borrowings, fixed rate, as of June 30, 2018 and December 31, 2017 of 0.05%, payable on July 2, 2018 and January 2, 2018, respectively	16,819	17,437

Total other borrowings	$152,839	$122,166

The Company did not enter into any repurchase agreements during the six months ended June 30, 2018 or the year ended December 31, 2017.

The Company maintains a collateralized line of credit with the Federal Home Loan Bank of San Francisco. Based on the FHLB stock requirements at June 30, 2018, this line provided for maximum borrowings of $1,622,655,000 of which $136,020,000 was outstanding as of June 30, 2018, leaving $1,486,635,000 available. As of June 30, 2018, the Company has designated investment securities with fair value of $198,309,000 and loans totaling $2,183,416,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company had $16,819,000 and $17,437,000 of other collateralized borrowings at June 30, 2018 and December 31, 2017, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of June 30, 2018, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $39,957,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the San Francisco Federal Reserve Bank. As of June 30, 2018, this line provided for maximum borrowings of $141,993,000 of which none was outstanding, leaving $141,993,000 available.    As of June 30, 2018, the Company has designated investment securities with fair value of $14,000 and loans totaling $267,570,000 as potential collateral under this collateralized line of credit with the San Francisco Federal Reserve Bank.

The Company had available unused correspondent banking lines of credit from commercial banks totaling $20,000,000 for federal funds transactions at June 30, 2018.

Note 17 – Junior Subordinated Debt

At June 30, 2018, the Company had five wholly-owned subsidiary business trusts that had issued $62.9 million of trust preferred securities (the “Capital Trusts”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.

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

The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

			Coupon Rate	As of June 30, 2018		December 31, 2017
	Maturity	Face	(Variable)	Current	Recorded	Recorded
Subordinated Debt Series	Date	Value	3 mo. LIBOR +	Coupon Rate	Book Value	Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	5.40%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	4.91%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	5.61%	5,154	5,135
North Valley Trust III	4/24/2034	5,155	2.80%	5.16%	4,060	4,041
North Valley Trust IV	3/15/2036	10,310	1.33%	3.67%	6,498	6,444

		$62,889			$56,950	$56,858

During the six months ended June 30, 2018, the balance of Junior Subordinated Debt increased $92,000 to $56,950,000 due to purchase fair value discount amortization.

Note 18 - Commitments and Contingencies

Restricted Cash Balances— Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $85,078,000 and $82,068,000 were maintained to satisfy Federal regulatory requirements at June 30, 2018 and December 31, 2017. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

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

Note 18 - Commitments and Contingencies (continued)

Rent expense under operating leases was $949,000 and $1,048,000 during the three months ended June 30, 2018 and 2017, respectively. Rent expense was offset by rent income of $10,000 and $10,000 during the three months ended June 30, 2018 and 2017, respectively. Rent expense under operating leases was $1,869,000 and $2,095,000 during the six months ended June 30, 2018 and 2017, respectively. Rent expense was offset by rent income of $21,000 and $23,000 during the six months ended June 30, 2018 and 2017, respectively.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	June 30, 2018	December 31, 2017
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$266,538	$257,220
Consumer loans	443,265	422,958
Real estate mortgage loans	61,185	66,267
Real estate construction loans	223,956	187,097
Standby letters of credit	11,535	13,075
Deposit account overdraft privilege	97,670	98,260

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

Note 18 - Commitments and Contingencies (continued)

Other Commitments and Contingencies (continued)—The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.648265 per Class B share. As of June 30, 2018, the value of the Class A shares was $132.45 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $2,925,000 as of June 30, 2018, and has not been reflected in the accompanying financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

Note 19 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $4,770,000 and $5,167,000 during the three months ended June 30, 2018 and 2017, respectively, and $9,142,000 and $9,209,000 during the six months ended June 30, 2018 and 2017, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight. Absent approval from the Commissioner of the Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2017, the Bank could have paid dividends of $85,254,000 to the Company without the approval of the Commissioner of the Department of Business Oversight.

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of June 30, 2018, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the three months ended June 30, 2018 and 2017, employees tendered 17,086 and 69,401 shares, respectively, of the Company’s common stock with market value of $667,000, and $2,488,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to equity compensation plan instruments as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced on August 21, 2007.

During the six months ended June 30, 2018 and 2017 employees tendered 17,220 and 85,652 shares, respectively, of the Company’s common stock with market value of $671,000 and $3,092,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to satisfy tax withholding requirements related to such exercises and the release of RSUs as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced on August 21, 2007.

Note 20 - Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of “stock awards” (Awards): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit (RSU) awards and stock appreciation rights. RSUs that vest based solely on the grantee remaining in the service of the Company for a certain amount of time, are referred to as “service condition vesting RSUs”. RSUs that vest based on the grantee remaining in the service of the Company for a certain amount of time and a market condition such as the total return of the Company’s common stock versus the total return of an index of bank stocks, are referred to as “market plus service condition vesting RSUs”. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a Performance Award, a Restricted Stock Award or a Restricted Stock Unit Award. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of June 30, 2018, 408,900 options for the purchase of common shares, and 121,428 restricted stock units were outstanding, and 376,144 shares remain available for issuance, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of June 30, 2018, 20,000 options for the purchase of common shares were outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new options may be granted under the 2001 Plan.

Note 20 - Stock Options and Other Equity-Based Incentive Instruments (continued)

Stock option activity during the six months ended June 30, 2018 is summarized in the following table:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price	Value on Date of Grant	Weighted Average Fair Value
Outstanding at December 31, 2017	446,400	$12.63 to $23.21	$16.84
Options granted	—	— to —	—
Options exercised	(14,500)	$15.40 to $15.40	$15.40
Options forfeited	(3,000)	$23.21 to $23.21	$23.21
Outstanding at June 30, 2018	428,900	$12.63 to $23.21	$16.85

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of June 30, 2018:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	425,900	3,000	428,900
Weighted average exercise price	$16.80	$23.21	$16.85
Intrinsic value (in thousands)	$8,794	$43	$8,837
Weighted average remaining contractual term (yrs.)	3.5	6.3	3.5

The 3,000 options that are currently not exercisable as of June 30, 2018 are expected to vest, on a weighted-average basis, over the next 1.3 years, and the Company is expected to recognize $20,000 of pre-tax compensation costs related to these options as they vest. The Company did not modify any option grants during 2017 or the six months ended June 30, 2018.

Restricted stock unit (RSU) activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2017	68,457		52,829
RSUs granted	26,939	$39.31	16,939	$36.40
Additional market plus service condition RSUs vested	—		8,506
RSUs added through dividend credits	545		—
RSUs released through vesting	(25,398)		(25,512)
RSUs forfeited/expired	(907)		(970)

Outstanding at June 30, 2018	69,636		51,792

The 69,636 of service condition vesting RSUs outstanding as of June 30, 2018 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The 69,636 of service condition vesting RSUs outstanding as of June 30, 2018 are expected to vest, and be released, on a weighted-average basis, over the next 1.5 years. The Company expects to recognize $2,018,000 of pre-tax compensation costs related to these service condition vesting RSUs between June 30, 2018 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2017 or the six months ended June 30, 2018.

The 51,792 of market plus service condition vesting RSUs outstanding as of June 30, 2018 are expected to vest, and be released, on a weighted-average basis, over the next 1.9 years. The Company expects to recognize $1,116,000 of pre-tax compensation costs related to these RSUs between June 30, 2018 and their vesting dates. As of June 30, 2018, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 77,689 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2017 or the six months ended June 30, 2018.

Note 21 - Noninterest Income and Expense

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service charges on deposit accounts	$3,613	$4,323	$7,392	$7,942
ATM and interchange fees	4,510	4,248	8,745	8,263
Other service fees	630	839	1,344	1,604
Mortgage banking service fees	511	526	1,028	1,047
Change in value of mortgage servicing rights	(36)	(457)	75	(470)

Total service charges and fees	9,228	9,479	18,584	18,386

Commissions on sale of non-deposit investment products	810	705	1,686	1,312
Gain on sale of loans	666	777	1,292	1,687
Increase in cash value of life insurance	656	626	1,264	1,311
Gain on sale of foreclosed assets	17	153	388	271
Lease brokerage income	200	161	328	367
Sale of customer checks	138	94	239	198
Change in indemnification asset	—	711	—	490
Life insurance proceeds in excess of cash value	—	—	—	108
Loss on disposal of fixed assets	(41)	(28)	(54)	(28)
Loss on marketable equity securities	(23)	—	(70)	—
Other	523	232	807	511

Total other noninterest income	2,946	3,431	5,880	6,227

Total noninterest income	$12,174	$12,910	$24,464	$24,613

Note 21 - Noninterest Income and Expense (continued)

The components of noninterest expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Base salaries, net of deferred loan origination costs	$14,429	$13,657	$28,391	$27,047
Incentive compensation	2,159	2,173	4,611	4,371
Benefits and other compensation costs	4,865	4,664	10,103	9,969

Total salaries and benefits expense	21,453	20,494	43,105	41,387

Occupancy	2,720	2,705	5,401	5,397
Data processing and software	2,679	2,441	5,193	4,837
Equipment	1,637	1,805	3,188	3,528
ATM and POS network charges	1,437	1,075	2,663	1,928
Advertising	1,035	1,167	1,873	2,134
Professional fees	774	690	1,546	1,456
Telecommunications	681	668	1,382	1,311
Change in reserve for unfunded commitments	(137)	(135)	563	(120)
Merger and acquisition expense	601	—	1,077	—
Assessments	417	420	847	825
Postage	301	329	659	733
Intangible amortization	339	352	678	711
Operational losses	252	430	546	865
Courier service	224	263	491	517
Provision for foreclosed asset losses	—	94	90	28
Foreclosed assets expense	180	38	204	76
Other miscellaneous expense	3,277	3,068	6,526	6,113

Total other noninterest expense	16,417	15,410	32,927	30,339

Total noninterest expense	$37,870	$35,904	$76,032	$71,726

Merger and acquisition expense:
Occupancy	$49	$—	$49	$—
Equipment	11	—	11	—
Professional fees	196	—	552	—
Advertising and marketing	164	—	172	—
Postage	7	—	7	—
Other miscellaneous expense	174	—	286	—

Total merger and acquisition expense	$601	$—	$1,077	$—

Note 22 - Income Taxes

The provisions for income taxes applicable to income before taxes differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled for the periods indicated as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Federal statutory income tax rate	21.0%	35.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	8.8	6.6	8.9	6.7
Tax-exempt interest on municipal obligations	(1.0)	(1.7)	(1.1)	(1.8)
Increase in cash value of insurance policies	(0.7)	(1.0)	(0.7)	(1.2)
Low income housing tax credits	(0.6)	(0.7)	(0.8)	(0.7)
Equity compensation	(0.4)	(2.1)	(0.2)	(1.3)
Nondeductible merger expenses	0.3	—	0.3	—
Other	0.4	(0.1)	0.5	0.2

Effective Tax Rate	27.8%	36.0%	27.9%	36.9%

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$15,029	$13,589	$28,939	$25,668
Average number of common shares outstanding	22,983	22,900	22,970	22,885
Effect of dilutive stock options and restricted stock	293	340	310	351

Average number of common shares outstanding used to calculate diluted earnings per share	23,276	23,240	23,280	23,236

Options excluded from diluted earnings per share because the effect of these options was antidilutive	—	—	—	—

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

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Net unrealized loss on available for sale securities	$(24,651)	(3,409)
Tax effect	7,288	1,433

Unrealized holding loss on available for sale securities, net of tax	(17,363)	(1,976)

Unfunded status of the supplemental retirement plans	(5,124)	(5,352)
Tax effect	1,514	2,250

Unfunded status of the supplemental retirement plans, net of tax	(3,610)	(3,102)

Joint beneficiary agreement liability	(150)	(150)
Tax effect	—

Joint beneficiary agreement liability, net of tax	(150)	(150)

Accumulated other comprehensive loss	$(21,123)	$(5,228)

Note 24 – Comprehensive Income (continued)

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Unrealized holding gains (losses) on available for sale securities before reclassifications	$(5,676)	$4,911	$(20,941)	$5,698
Amounts reclassified out of accumulated other comprehensive income:
Adoption ASU 2016-01	—	—	62	—
Adoption ASU 2018-02	—	—	(425)	—

Total amounts reclassified out of accumulated other comprehensive income	—	—	(363)	—

Unrealized holding gains (losses) on available for sale securities after reclassifications	(5,676)	4,911	(21,304)	5,698
Tax effect	1,678	(2,065)	6,280	(2,395)

Unrealized holding gains (losses) on available for sale securities, net of tax	(3,998)	2,846	(15,024)	3,303

Change in unfunded status of the supplemental retirement plans before reclassifications	—	—	668	—
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(13)	(1)	(27)	(4)
Amortization of actuarial losses	127	96	254	192
Adoption ASU 2018-02	—	—	(668)	—

Total amounts reclassified out of accumulated other comprehensive income	114	95	(441)	188

Change in unfunded status of the supplemental retirement plans after reclassifications	114	95	227	188
Tax effect	(34)	(40)	(67)	(79)

Change in unfunded status of the supplemental retirement plans, net of tax	80	55	160	109

Change in joint beneficiary agreement liability before reclassifications	—	—	—	—
Amounts reclassified out of accumulated other comprehensive income	—	—	—	—

Change in joint beneficiary agreement liability after reclassifications	—		—	—
Tax effect	—	—	—	—

Change in joint beneficiary agreement liability, net of tax	—	—	—	—

Total other comprehensive income (loss)	$(3,918)	$2,901	$(14,864)	$3,412

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
401(k) Plan benefits expense	$251	$194	$454	$380
401(k) Plan contributions made by the Company	$247	$192	$446	$371

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
ESOP benefits expense	$475	$540	$940	$1,065
ESOP contributions made by the Company	$940	$1,073	$1,479	$1,536

Note 25 - Retirement Plans (continued)

Deferred Compensation Plans

The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $6,932,000 and $6,605,000 at June 30, 2018 and December 31, 2017, respectively. The following table sets forth the earnings credits on deferred balances included in noninterest expense during the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Deferred compensation earnings credits included in noninterest expense	$121	$109	$245	$254

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Net pension cost included the following components:
Service cost-benefits earned during the period	$243	$235	$486	$470
Interest cost on projected benefit obligation	237	248	475	496
Amortization of net obligation at transition	—	1	1	1
Amortization of prior service cost	(13)	(3)	(27)	(6)
Recognized net actuarial loss	127	97	254	195

Net periodic pension cost	$594	$578	$1,189	$1,156

Company contributions to pension plans	$287	$329	$554	$588
Pension plan payouts to participants	$287	$329	$554	$588

For the year ending December 31, 2018, the Company expects to contribute and pay out as benefits $1,106,000 to participants under the plans.

Note 26 - Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for periods indicated (in thousands):

Balance December 31, 2016	$2,432
Advances/new loans	437
Removed/payments	(721)

Balance December 31, 2017	2,148
Advances/new loans	145
Removed/payments	(480)

Balance June 30, 2018	$1,813

Deposits of directors, officers and other related parties to the Bank totaled $28,910,000 and $46,025,000 at June 30, 2018 and December 31, 2017, respectively.

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

Note 27 - Fair Value Measurement (continued)

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at June 30, 2018	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,868	$2,868	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	635,428	—	635,428	—
Obligations of states and political subdivisions	118,779	—	118,779	—
Mortgage servicing rights	7,021	—	—	7,021

Total assets measured at fair value	$764,096	$2,868	$754,207	$7,021

Fair value at December 31, 2017	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,938	$2,938	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	604,789	—	604,789	—
Obligations of states and political subdivisions	123,156	—	123,156	—
Mortgage servicing rights	6,687	—	—	6,687

Total assets measured at fair value	$737,570	$2,938	$727,945	$6,687

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the six months ended June 30, 2018 or the year ended December 31, 2017.

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

Three months ended June 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2018: Mortgage servicing rights	$6,953	—	$(36)	$104	$7,021
2017: Mortgage servicing rights	$6,860	—	$(457)	$193	$6,596

Six months ended June 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2018: Mortgage servicing rights	$6,687	—	$75	$259	$7,021
2017: Mortgage servicing rights	$6,595	—	$(470)	$471	$6,596

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

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2018:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$7,021	Discounted cash flow	Constant prepayment rate	4.9%-27.7%, 7.4%
			Discount rate	12.5%-13.5%, 12.5%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2017:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,687	Discounted cash flow	Constant prepayment rate	6.2%-22.0%, 8.9%
			Discount rate	13.0%-15.0%, 13.0%

Note 27 - Fair Value Measurement (continued)

The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

Six months ended June 30, 2018	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$1,647	—	—	$1,647	$(505)
Foreclosed assets	584	—	—	584	(90)

Total assets measured at fair value	$2,231	—	—	$2,231	$(595)

Year ended December 31, 2017	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$2,767	—	—	$2,767	$(1,452)
Foreclosed assets	2,217	—	—	2,217	(135)

Total assets measured at fair value	$4,984	—	—	$4,984	$(1,587)

Six months ended June 30, 2017	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$686	—	—	$686	$(456)
Foreclosed assets	1,103	—	—	1,103	(28)

Total assets measured at fair value	$1,789	—	—	$1,789	$(484)

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2018:

June 30, 2018	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$1,647	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	(70%) - 60%; (7.41%) N/A
Foreclosed assets (Land & construction)	$492	Sales comparison approach	Adjustment for differences between comparable sales	(47%) - 39%; 3.64%
Foreclosed assets (Residential real estate)	$92	Sales comparison approach	Adjustment for differences between comparable sales	(65%) - 20%; (45%)

Note 27 - Fair Value Measurement (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2017:

December 31, 2017	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$2,767	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	(74%) - 23%; (19.76%) N/A
Foreclosed assets (Land & construction)	$1,341	Sales comparison approach	Adjustment for differences between comparable sales	(53%) - 283%; 167%
Foreclosed assets (Residential real estate)	$622	Sales comparison approach	Adjustment for differences between comparable sales	(47%) - 39%; (3.13%)
Foreclosed assets (Commercial real estate)	$254	Sales comparison approach	Adjustment for differences between comparable sales	(84%) - 19%; (84%)

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

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$94,661	$94,661	$105,968	$105,968
Cash at Federal Reserve and other banks	89,401	89,401	99,460	99,460
Level 2 inputs:
Securities held to maturity	477,745	468,621	514,844	518,165
Restricted equity securities	16,956	N/A	16,956	N/A
Loans held for sale	3,601	3,601	4,616	4,616
Level 3 inputs:
Loans, net	3,116,789	3,091,134	2,984,842	2,992,225
Financial liabilities:
Level 2 inputs:
Deposits	4,077,222	4,073,628	4,009,131	4,006,620
Other borrowings	152,839	152,839	122,166	122,166
Level 3 inputs:
Junior subordinated debt	56,950	58,930	56,858	58,466

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$994,944	$9,949	$933,542	$9,335
Standby letters of credit	11,535	115	13,075	131
Overdraft privilege commitments	97,670	977	98,260	983

Note 28 - TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets	June 30,	December 31,
	2018	2017
	(In thousands)
Assets
Cash and cash equivalents	$3,069	$3,924
Investment in Tri Counties Bank	565,047	557,538
Other assets	1,742	1,721

Total assets	$569,858	$563,183

Liabilities and shareholders’ equity
Other liabilities	$564	$517
Junior subordinated debt	56,950	56,858

Total liabilities	57,514	57,375

Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 23,004,153 and 22,955,963 shares, respectively	256,590	255,836
Retained earnings	276,877	255,200
Accumulated other comprehensive loss, net	(21,123)	(5,228)

Total shareholders’ equity	512,344	505,808

Total liabilities and shareholders’ equity	$569,858	$563,183

Note 28 - TriCo Bancshares Condensed Financial Statements (Parent Only) (continued)

Condensed Statements of Income	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Interest expense	$(789)	$(623)	$(1,486)	$(1,218)
Administration expense	(511)	(218)	(937)	(377)

Loss before equity in net income of Tri Counties Bank	(1,300)	(841)	(2,423)	(1,595)
Equity in net income of Tri Counties Bank:
Distributed	4,770	5,167	9,142	9,209
Undistributed	11,253	8,909	21,650	17,383
Income tax benefit	306	354	570	671

Net income	$15,029	$13,589	$28,939	$25,668

Condensed Statements of Comprehensive Income	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Net income	$15,029	$13,589	$28,939	$25,668
Other comprehensive income (loss), net of tax:
Increase (decrease) in unrealized gains on available for sale securities arising during the period	(3,998)	2,846	(15,024)	3,303
Change in minimum pension liability	80	55	160	109

Other comprehensive income (loss)	(3,918)	2,901	(14,864)	3,412

Comprehensive income	$11,111	$16,490	$14,075	$29,080

Condensed Statements of Cash Flows	Six months ended June 30,
	2018	2017
	(In thousands)
Operating activities:
Net income	$28,939	$25,668
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in earnings of Tri Counties Bank	(21,650)	(17,383)
Equity compensation vesting expense	722	774
Net change in other assets and liabilities	(605)	(672)

Net cash provided by operating activities	7,406	8,387
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	185	192
Repurchase of common stock	(633)	(1,121)
Cash dividends paid — common	(7,813)	(7,328)

Net cash used for financing activities	(8,261)	(8,257)

Net change in cash and cash equivalents	(855)	130

Cash and cash equivalents at beginning of year	3,924	2,802

Cash and cash equivalents at end of year	$3,069	$2,932

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

The following tables present actual and required capital ratios as of June 30, 2018 and December 31, 2017 for the Company and the Bank under Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of June 30, 2018 and December 31, 2017 based on the then phased-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2018:
Total Capital
(to Risk Weighted Assets):
Consolidated	$550,769	13.91%	$390,991	9.875%	$415,737	10.50%	N/A	N/A
Tri Counties Bank	$548,232	13.85%	$390,819	9.875%	$415,554	10.50%	$395,766	10.00%
Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$517,518	13.07%	$311,803	7.875%	$336,549	8.50%	N/A	N/A
Tri Counties Bank	$514,981	13.01%	$311,666	7.875%	$336,401	8.50%	$316,613	8.00%
Common equity Tier 1 Capital
(to Risk Weighted Assets):
Consolidated	$462,278	11.68%	$252,412	6.375%	$277,158	7.00%	N/A	N/A
Tri Counties Bank	$514,981	13.01%	$252,301	6.375%	$277,036	7.00%	$257,248	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$517,518	10.92%	$189,647	4.000%	$189,647	4.00%	N/A	N/A
Tri Counties Bank	$514,981	10.86%	$189,643	4.000%	$189,643	4.00%	$237,054	5.00%

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

As of June 30, 2018, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Also, at June 30, 2018 and December 31, 2017, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.

Beginning January 1, 2016, the Basel III Capital Rules implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At June 30, 2018, the Company and the Bank are in compliance with the capital conservation buffer requirement. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively.

Note 30 - Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the periods indicated, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2018 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis			$180	$246
Discount accretion PCI – other			95	60
Discount accretion PNCI			284	326
All other loan interest income			38,745	37,417

Total loan interest income			39,304	38,049
Debt securities, dividends and interest bearing cash at banks (not FTE)			9,174	9,072

Total interest income			48,478	47,121
Interest expense			2,609	2,135

Net interest income			45,869	44,986
(Benefit from reversal of) provision for loan losses			(638)	(236)

Net interest income after provision for loan losses			46,507	45,222
Noninterest income			12,174	12,290
Noninterest expense			37,870	38,162

Income before income taxes			20,811	19,350
Income tax expense			5,782	5,440

Net income			$15,029	$13,910

Per common share:
Net income (diluted)			$0.65	$0.60

Dividends			$0.17	$0.17

Note 30 - Summary of Quarterly Results of Operations (unaudited) (continued)

	2017 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion PCI – cash basis	$516	$398	$386	$112
Discount accretion PCI – other	445	407	797	631
Discount accretion PNCI	528	559	987	798
All other loan interest income	36,705	35,904	34,248	33,373

Total loan interest income	38,194	37,268	36,418	34,914
Debt securities, dividends and interest bearing cash at banks (not FTE)	8,767	8,645	8,626	8,570

Total interest income	46,961	45,913	45,044	43,484
Interest expense	1,868	1,829	1,610	1,491

Net interest income	45,093	44,084	43,434	41,993
Provision for (benefit from reversal of provision for) loan losses	1,677	765	(796)	(1,557)

Net interest income after provision for loan losses	43,416	43,319	44,230	43,550
Noninterest income	12,478	12,930	12,910	11,703
Noninterest expense	38,076	37,222	35,904	35,822

Income before income taxes	17,818	19,027	21,236	19,431
Income tax expense	14,829	7,130	7,647	7,352

Net income	$2,989	$11,897	$13,589	$12,079

Per common share:
Net income (diluted)	$0.13	$0.51	$0.58	$0.52

Dividends	$0.17	$0.17	$0.17	$0.15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

There have been no changes to the Company’s critical accounting policies during the six months ended June 30, 2018.

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

TRICO BANCSHARES

Financial Summary

(In thousands, except per share amounts; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net interest income (FTE)	$46,182	$44,059	$91,480	$86,677
Benefit from reversal of provision for loan losses	638	796	874	2,353
Noninterest income	12,174	12,910	24,464	24,613
Noninterest expense	(37,870)	(35,904)	(76,032)	(71,726)
Provision for income taxes (FTE)	(6,095)	(8,272)	(11,847)	(16,249)

Net income	$15,029	$13,589	$28,939	$25,668

Earnings per share:
Basic	$0.65	$0.59	$1.26	$1.12
Diluted	$0.65	$0.58	$1.24	$1.1
Per share:
Dividends paid	$0.17	$0.17	$0.34	$0.32
Book value at period end	$22.27	$21.76

Average common shares outstanding	22,983	22,900	22,970	22,885
Average diluted common shares outstanding	23,276	23,240	23,280	23,236
Shares outstanding at period end	23,004	22,925

At period end:
Loans, net	$3,116,789	$2,798,250
Total assets	4,863,153	4,519,935
Total deposits	4,077,222	3,878,422
Other borrowings	152,839	22,560
Junior subordinated debt	56,950	56,761
Shareholders’ equity	512,344	498,944

Financial Ratios:
During the period (annualized):
Return on assets	1.25%	1.21%	1.21%	1.14%
Return on equity	11.78%	10.93%	11.39%	10.46%
Net interest margin[1]	4.14%	4.26%	4.14%	4.19%
Efficiency ratio[1]	64.89%	63.02%	65.58%	64.45%
Average equity to average assets	10.60%	11.07%	10.64%	10.93%
At period end:
Equity to assets	10.54%	11.04%
Total capital to risk-adjusted assets	13.91%	14.63%

[1]	Fully taxable equivalent (FTE)

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

Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net interest income (FTE)	$46,182	$44,059	$91,480	$86,677
Benefit from reversal of provision for loan losses	638	796	874	2,353
Noninterest income	12,174	12,910	24,464	24,613
Noninterest expense	(37,870)	(35,904)	(76,032)	(71,726)
Provision for income taxes (FTE)	(6,095)	(8,272)	(11,847)	(16,249)

Net income	$15,029	$13,589	$28,939	$25,668

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest income	$48,478	$45,044	$95,599	$88,528
Interest expense	(2,609)	(1,610)	(4,744)	(3,101)

Net interest income (not FTE)	45,869	43,434	90,855	85,427
FTE adjustment	313	625	625	1,250

Net interest income (FTE)	$46,182	$44,059	$91,480	$86,677

Net interest margin (FTE)	4.14%	4.26%	4.14%	4.19%

Purchased loan discount accretion	$559	$2,170	$1,191	$3,711

Effect of purchased loan discount accretion on net interest margin (FTE)	0.05%	0.21%	0.05%	0.18%

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

	For the three months ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$3,104,126	$39,304	5.06%	$2,783,686	$36,418	5.23%
Investment securities - taxable	1,122,534	7,736	2.76%	1,077,703	7,231	2.68%
Investment securities - nontaxable(1)	136,126	1,355	3.98%	136,256	1,667	4.89%
Cash at Federal Reserve and other banks	94,874	396	1.67%	137,376	353	1.03%

Total interest-earning assets	4,457,660	48,791	4.38%	4,135,021	45,669	4.42%
Other assets	356,863			357,368

Total assets	$4,814,523			$4,492,389

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$995,528	214	0.09%	$936,482	201	0.09%
Savings deposits	1,393,121	427	0.12%	1,353,132	410	0.12%
Time deposits	313,556	593	0.78%	321,515	363	0.45%
Other borrowings	139,307	586	1.68%	20,011	13	0.26%
Junior subordinated debt	56,928	789	5.54%	56,736	623	4.39%

Total interest-bearing liabilities	2,898,440	2,609	0.36%	2,687,876	1,610	0.24%
Noninterest-bearing deposits	1,339,905			1,240,390
Other liabilities	65,745			66,898
Shareholders’ equity	510,433			497,225

Total liabilities and shareholders’ equity	$4,814,523			$4,492,389

Net interest spread(2)			4.02%			4.18%
Net interest income and interest margin(3)		$46,182	4.14%		$44,059	4.26%

	For the six months ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$3,066,152	$77,353	5.05%	$2,771,115	$71,332	5.15%
Investment securities - taxable	1,123,964	15,394	2.74%	1,057,966	14,325	2.71%
Investment securities - nontaxable(1)	136,143	2,708	3.98%	136,273	3,333	4.89%
Cash at Federal Reserve and other banks	92,869	769	1.66%	167,391	788	0.94%

Total interest-earning assets	4,419,128	96,224	4.35%	4,132,745	89,778	4.34%
Other assets	358,747			360,278

Total assets	$4,777,875			$4,493,023

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$994,867	425	0.09%	$921,793	328	0.07%
Savings deposits	1,382,249	838	0.12%	1,364,590	834	0.12%
Time deposits	310,035	1,067	0.69%	326,652	706	0.43%
Other borrowings	123,544	928	1.50%	18,747	15	0.16%
Junior subordinated debt	56,905	1,486	5.22%	56,713	1,218	4.30%

Total interest-bearing liabilities	2,867,600	4,744	0.33%	2,688,495	3,101	0.23%
Noninterest-bearing deposits	1,336,070			1,244,121
Other liabilities	65,982			69,389
Shareholders’ equity	508,223			491,018

Total liabilities and shareholders’ equity	$4,777,875			$4,493,023

Net interest spread(2)			4.02%			4.11%
Net interest income and interest margin(3)		$91,480	4.14%		$86,677	4.19%

(1)	Fully taxable equivalent (FTE)
(2)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended June 30, 2018 compared with three months ended June 30, 2017
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$4,190	$(1,304)	$2,886
Investment securities	298	(105)	193
Cash at Federal Reserve and other banks	(109)	152	43

Total interest-earning assets	4,379	(1,257)	3,122

Increase (decrease) in interest expense:
Interest-bearing demand deposits	13	—	13
Savings deposits	12	5	17
Time deposits	(9)	239	230
Other borrowings	78	495	573
Junior subordinated debt	2	164	166

Total interest-bearing liabilities	96	903	999

Increase (decrease) in net interest income	$4,283	$(2,160)	$2,123

	Six months ended June 30, 2018 compared with six months ended June 30, 2017
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$7,597	$(1,576)	$6,021
Investment securities	891	(447)	444
Cash at Federal Reserve and other banks	(350)	331	(19)

Total interest-earning assets	8,138	(1,692)	6,446

Increase (decrease) in interest expense:
Interest-bearing demand deposits	26	71	97
Savings deposits	11	(7)	4
Time deposits	(36)	397	361
Other borrowings	84	829	913
Junior subordinated debt	4	264	268

Total interest-bearing liabilities	89	1,554	1,643

Increase (decrease) in net interest income	$8,049	$(3,246)	$4,803

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

Net interest income (FTE) during the three months ended June 30, 2018 increased $2,123,000 (4.8%) to $46,182,000 compared to $44,059,000 during the three months ended June 30, 2017. The increase in net interest income (FTE) was due primarily to an increase in the average balance of loans that was partially offset by a 17 basis point decrease in yield on loans, and a 12 basis point increase in the average rate paid on interest-bearing liabilities. The 17 basis point decrease in loan yields from 5.23% during the three months ended June 30, 2017 to 5.06% during the three months ended June 30, 2018 was due to a decrease in purchased loan discount accretion from $2,170,000 during the three months ended June 30, 2017 to $559,000 during the three months ended June 30, 2018. This decrease in purchased loan discount accretion reduced loan yields by 24 basis points, and net interest margin by 16 basis points, but was substantially offset by increases in new and renewed loan yields due to increases in market yields. The 12 basis point increase in the average rate paid on interest-bearing liabilities was primarily due to increases in market rates that increased the rates the Company pays on its time deposits, overnight borrowings, and junior subordinated debt. Also affecting net interest margin during the three months ended June 30, 2018, was the decrease in the Federal tax rate from 35% to 21%. This decrease in the Federal tax rate caused the fully tax-equivalent (FTE) yield on the Company’s nontaxable investments to decrease from 4.89% during the three months ended June 30, 2017 to 3.98% during the three months ended March 31, 2018, and resulted in net interest income (FTE) being $312,000, or 3 basis points, less than it otherwise would have been. The negative impact on net interest margin from the decreases in average loan yields was offset by the positive impact of an increase in average loan balances and a decrease in the average balance of lower yielding interest earning cash compared to the year-ago quarter.

Net interest income (FTE) during the six months ended June 30, 2018 increased $4,803,000 (5.5%) from the same period in 2017 to $91,480,000. The increase in net interest income (FTE) was due primarily to volume increases in average balances of loans and average balance of investments that were partially offset by decreases in the average yield on loans and investments – nontaxable, and increases in rates paid on time deposits, other borrowings, and junior subordinated debt compared to the six months ended June 30, 2017. The reduction in loan yields was primarily due to reduced discount accretion on purchased loans as the remaining discount on those purchased loans is becoming smaller with the passage of time. The reduction in investment – nontaxable yields compared to the year-ago six month period is due to the change in the Federal tax rate on January 1, 2018. The increase in rates paid on time deposits, other borrowings, and junior subordinated is due to increases to the indexes that these borrowings are tied to. In the case of time deposits, the increase in rate is due primarily to the rate paid on the Bank’s $50 million time deposit from the State of California that is generally tied to the three month Treasury bill rate. Other borrowings, that are primarily overnight FHLB borrowings, are generally tied to the Federal Funds Rate. The Company’s junior subordinated debt is indexed to 3-month LIBOR.

The Federal Reserve has increased the Federal Funds target rate 25 basis points in each of December 2015, December 2016, March 2017, June 2017, December 2017, March 2018, and June 2018; and the widely used prime rate of lending index has mirrored these increases in the Federal Funds rate, increasing from 3.25% in December 2015 to 5.00% in June 2018. While a significant portion of the Bank’s loans are indexed to the prime lending rate, and have rates that reset on or near the date of any prime lending rate change, the positive effect of such prime lending rate changes were substantially offset, during most of this time, by loan renewals and originations at market rates that were lower than the average rate of the Bank’s loan portfolio. During the first six months of 2018, rates on loan renewals and originations have generally been at or above the average rate of the Bank’s loan portfolio.

As of June 30, 2018, the Bank’s $3,169,675,000 principal balance of loans, net of charge-offs, and not including deferred loan fees and purchase discounts, was made up of loans with principal balances totaling $1,099,885,000 that have fixed interest rates, and $2,069,790,000 of loans with interest rates that are variable. Included in the balance of variable rate loans as of June 30, 2018 were loans with principal balances of approximately $551,216,000 that had adjustable interest rates tied to the prime lending rate that adjust on or near the date of any prime rate change, and of which approximately $23,182,000 had minimum contractual interest rates that are higher than their prime-indexed rate and will not experience an interest rate increase until their prime-indexed rate exceeds their minimum contractual interest rate. Also included in the balance of variable rate loans as of June 30, 2018 were loans with principal balances of approximately $1,072,482,000 that had adjustable interest rates tied to the 5-year U.S. Treasury Bond Rate index (5-year CMT index), and of which approximately $51,135,000 had minimum contractual interest rates that are higher than their 5-year CMT-indexed rate and will not experience an interest rate increase until their 5-year CMT-indexed rate exceeds their minimum contractual interest rate on their reset date. These 5-year CMT indexed loans have interest rates that adjust once every five years. Of course, any of these prime-indexed, 5-year CMT-indexed, or any other variable rate loan, may payoff, or may be refinanced, at any time.

Provision for Loan Losses

The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – three and six months ended June 30, 2018 and 2017” at Note 5 in Item 1 of Part I of this report for the components that make up the provision for loan losses for the three and six months ended June 30, 2018 and 2017.

The Company recorded a reversal of provision for loan losses of $638,000 during the three months ended June 30, 2018 compared to a reversal of provision for loan losses of $796,000 during the three months ended June 30, 2017. The $638,000 reversal of provision for loan losses during the three months ended June 30, 2018 was due primarily to continued low loan losses, improvement in collateral values of impaired loans, and net upgrades in the credit quality of performing loans during the three months ended June 30, 2018. Nonperforming loans were $25,420,000, or 0.81% of loans outstanding as of June 30, 2018, compared to $24,394,000, or 0.81% of loans outstanding as of December 31, 2017, and $17,429,000, or 0.62% of loans outstanding as of June 30, 2017. During the three months ended June 30, 2018 the Company recorded net loan recoveries of $189,000.

As shown in the Table labeled “Allowance for Loan Losses – Three Months Ended June 30, 2018” at Note 5 in Item 1 of Part I of this report, residential real estate mortgage loans, home equity lines of credit, home equity loans, and commercial loans experienced a benefit from reversal of provision for loan losses while commercial real estate mortgage loans, other consumer loans, and residential and commercial construction loans experienced a provision for loan losses during the three months ended June 30, 2018. The level of provision, or reversal of provision, for loan losses of each loan category during the three months ended June 30, 2018 was due primarily to the increase or decrease in the required allowance for loan losses as of June 30, 2018 when compared to the required allowance for loan losses as of March 31, 2018 plus or minus net charge-offs or net recoveries during the three months ended June 30, 2018. All categories of loans except commercial real estate mortgage loans, and residential and commercial construction loans experienced a decrease in the required allowance for loan losses during the three months ended June 30, 2018. The decrease in the required allowance for loan losses for all loan categories except commercial real estate mortgage loans, and residential and commercial construction loans was due primarily to stable or improving estimated cash flows and collateral values for certain impaired originated and purchased loans, continued low net charge off rates in many loan categories, and stable to improving economic environmental factors. The increase in the required allowance for loan losses for commercial real estate mortgage loans, and residential and commercial construction loans was due primarily to increases in loan balances in those categories that was partially offset by stable or improving estimated cash flows and collateral values for certain impaired originated and purchased loans, continued low net charge off rates in many loan categories, and stable to improving economic environmental factors. The increases and decreases in estimated cash flows and collateral values, changes in historical loss factors, and stable to improving economic environmental factors, in part, determine the required loan loss allowance for nonperforming and performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. For details of the change in nonperforming loans during the three months ended June 30, 2018 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the three months ended June 30, 2018” under the heading “Asset Quality and Non-Performing Assets” below.

The Company recorded a reversal of provision for loan losses of $874,000 during the six months ended June 30, 2018 compared to a reversal of provision for loan losses of $2,353,000 during the six months ended June 30, 2017. The $874,000 reversal of provision for loan losses during the six months ended June 30, 2018 was primarily due to continued low loan losses, improvement in collateral values of impaired loans, and net upgrades in the credit quality of performing loans during the three months ended June 30, 2018. During the six months ended June 30, 2018 the Company recorded $75,000 of net loan recoveries.

As shown in the Table labeled “Allowance for Loan Losses – Six Months Ended June 30, 2018” at Note 5 in Item 1 of Part I of this report, residential real estate mortgage loans, home equity lines of credit, home equity loans, and commercial loans experienced a benefit from reversal of provision for loan losses while commercial real estate mortgage loans, other consumer loans, and residential and commercial construction loans experienced a provision for loan losses during the six months ended June 30, 2018. The level of provision, or reversal of provision, for loan losses of each loan category during the six months ended June 30, 2018 was due primarily to the increase or decrease in the required allowance for loan losses as of June 30, 2018 when compared to the required allowance for loan losses as of December 31, 2017 plus or minus net charge-offs or net recoveries during the six months ended June 30, 2018. All categories of loans except commercial real estate mortgage loans, and residential and commercial construction loans experienced a decrease in the required allowance for loan losses during the six months ended June 30, 2018. The decrease in the required allowance for loan losses for all loan categories except commercial real estate mortgage loans, and residential and commercial construction loans was due primarily to stable or improving estimated cash flows and collateral values for certain impaired originated and purchased loans, continued low net charge off rates in many loan categories, and stable to improving economic environmental factors. The increase in the required allowance for loan losses for commercial real estate mortgage loans, and residential and commercial construction loans was due primarily to increases in loan balances in those categories that was partially offset by stable or improving estimated cash flows and collateral values for certain impaired originated and purchased loans, continued low net charge off rates in many loan categories, and stable to improving economic environmental factors. The increases and decreases in estimated cash flows and collateral values, changes in historical loss factors, and stable to improving economic environmental factors, in part, determine the required loan loss allowance for nonperforming and performing loans in accordance with the Company’s allowance for loan losses methodology as described under the heading “Loans and Allowance for Loan Losses” at Note 1 in Item 1 of Part I of this report. For details of the change in nonperforming loans during the six months ended June 30, 2018 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the six months ended June 30, 2018” under the heading “Asset Quality and Non-Performing Assets” below.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service charges on deposit accounts	$3,613	$4,323	$7,392	$7,942
ATM and interchange fees	4,510	4,248	8,745	8,263
Other service fees	630	839	1,344	1,604
Mortgage banking service fees	511	526	1,028	1,047
Change in value of mortgage servicing rights	(36)	(457)	75	(470)

Total service charges and fees	9,228	9,479	18,584	18,386

Commissions on sale of non-deposit investment products	810	705	1,686	1,312
Gain on sale of loans	666	777	1,292	1,687
Increase in cash value of life insurance	656	626	1,264	1,311
Gain on sale of foreclosed assets	17	153	388	271
Lease brokerage income	200	161	328	367
Sale of customer checks	138	94	239	198
Change in indemnification asset	—	711	—	490
Life insurance proceeds in excess of cash value	—	—	—	108
Loss on disposal of fixed assets	(41)	(28)	(54)	(28)
Loss on marketable equity securities	(23)	—	(70)	—
Other	523	232	807	511

Total other noninterest income	2,946	3,431	5,880	6,227

Total noninterest income	$12,174	$12,910	$24,464	$24,613

Mortgage loan servicing fees, net of change in fair value of mortgage loan servicing rights	$475	$69	$1,103	$577

Noninterest income decreased $736,000 (5.7%) to $12,174,000 during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease in noninterest income was due to the changes noted in the table above. The $710,000 (16.4%) decrease in service charges on deposit accounts was made up of a $329,000 (14.1%) decrease in nonsufficient fund (NSF) fees to $2,010,000, and a $381,000 (19.2%) decrease in other deposit account service charges to $1,603,000. The decrease in NSF fees was due primarily to continued growth in customer adoption of the bank’s digital services that improves the ability of customers to manage funds and avoid overdrafts. The decrease in other deposit service charges was due primarily to the rapid growth of customer adoption of e-Statements that reduces statement fees. Both NSF fees and service charges are also reduced by higher average deposit account balances: the average Consumer DDA account balance was 7.1% higher at the end of the second quarter of 2018 compared to the same period a year earlier, while the average Business DDA account was 7.6% higher. Higher account balances mean that fewer customers have balances small enough to require payment of a monthly maintenance fee on their accounts and fewer customers are in danger of overdrawing their accounts. The $421,000 (92.1%) increase in change in value of mortgage servicing rights (MSRs) was due to relatively steady estimated prepayment speeds and a declining market discount rate to value MSR cash flow during the three months ended June 30, 2018 compared to increasing estimated prepaid speeds and a steady discount rate during the three months ended June 30, 2017. These factors caused the value of MSR to decrease only $36,000 during the three months ended June 30, 2018 compared to a decrease of $457,000 during the three months ended June 30, 2017. During the three months ended June 30, 2017, the Company recorded a $711,000 gain upon the early termination of its loss sharing agreement with the FDIC. The $291,000 increase in other noninterest income to $523,000 was due primarily to a $372,000 recovery on a purchased loan for which the initial charge off was recorded prior to acquisition. Such pre-acquisition loan recoveries are recorded in miscellaneous other noninterest income.

Noninterest income decreased $149,000 (0.6%) to $24,464,000 during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease in noninterest income was due to the changes noted in the table above. The $550,000 (6.9%) decrease in service charges on deposit accounts was made up of a $600,000 (13.0%) decrease in nonsufficient fund (NSF) fees to $4,007,000, and a $50,000 (1.5%) increase in other deposit account service charges to $3,385,000. The decrease in NSF fees was due primarily to continued growth in customer adoption of the Company’s digital services that improves the ability of customers to manage funds and avoid overdrafts. Higher account balances mean that fewer customers have balances small enough to require payment of a monthly maintenance fee on their accounts and fewer customers are in danger of overdrawing their accounts. The $545,000 increase in change in value of mortgage servicing rights (MSRs) was due to slightly decreasing prepayment speeds and a declining market discount rate to value MSR cash flow during the six months ended June 30, 2018 compared to increasing estimated prepaid speeds and a steady discount rate during the six months ended June 30, 2017. These factors caused the value of MSR to increase $75,000 during the six months ended June 30, 2018 compared to a decrease of $470,000 during the six months ended June 30, 2017. The Company recorded a $711,000 gain upon the early termination of its loss sharing agreement with the FDIC resulting in net increase of $490,000 in the indemnification asset value during the six months ended June 30, 2017. The $296,000 increase in other noninterest income to $807,000 was due primarily to a $372,000 recovery on a purchased loan for which the initial charge off was recorded prior to acquisition. Such pre-acquisition loan recoveries are recorded in miscellaneous other noninterest income.

Noninterest Expense

The following table summarizes the Company’s noninterest expense for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Base salaries, net of deferred loan origination costs	$14,429	$13,657	$28,391	$27,047
Incentive compensation	2,159	2,173	4,611	4,371
Benefits and other compensation costs	4,865	4,664	10,103	9,969

Total salaries and benefits expense	21,453	20,494	43,105	41,387

Occupancy	2,720	2,705	5,401	5,397
Data processing and software	2,679	2,441	5,193	4,837
Equipment	1,637	1,805	3,188	3,528
ATM and POS network charges	1,437	1,075	2,663	1,928
Advertising	1,035	1,167	1,873	2,134
Professional fees	774	690	1,546	1,456
Telecommunications	681	668	1,382	1,311
Change in reserve for unfunded commitments	(137)	(135)	563	(120)
Merger and acquisition expense	601	—	1,077	—
Assessments	417	420	847	825
Postage	301	329	659	733
Intangible amortization	339	352	678	711
Operational losses	252	430	546	865
Courier service	224	263	491	517
Provision for (reversal of) foreclosed asset losses	—	94	90	28
Foreclosed assets expense	180	38	204	76
Other miscellaneous expense	3,277	3,068	6,526	6,113

Total other noninterest expense	16,417	15,410	32,927	30,339

Total noninterest expense	$37,870	$35,904	$76,032	$71,726

Merger and acquisition expense:
Occupancy	$49	$—	$49	$—
Equipment	11	—	11	—
Professional fees	196	—	552	—
Advertising and marketing	164	—	172	—
Postage	7	—	7	—
Other miscellaneous expense	174	—	286	—

Total merger and acquisition expense	$601	$—	$1,077	$—

Average full time equivalent staff	1,001	1,007	1,001	1,011
Noninterest expense to revenue (FTE)	64.9%	63.0%	65.6%	64.4%

Salary and benefit expenses increased $959,000 (4.7%) to $21,453,000 during the three months ended June 30, 2018 compared to $20,494,000 during the three months ended June 30, 2017. Base salaries, net of deferred loan origination costs increased $772,000 (5.7%) to $14,429,000.    The increase in base salaries was due to annual merit increases, and the addition of employees with base salaries above the average base salary that were partially offset by a 0.6% decrease in average full time equivalent employees to 1,001 from 1,007 in the year-ago quarter. Commissions and incentive compensation decreased $14,000 (0.6%) to $2,159,000 during the three months ended June 30, 2018 compared to the year-ago quarter. Benefits & other compensation expense increased $201,000 (4.3%) to $4,865,000 during the three months ended June 30, 2018 due primarily to an increase in health insurance expense.

Salary and benefit expenses increased $1,718,000 (4.2%) to $43,105,000 during the six months ended June 30, 2018 compared to $41,387,000 during the six months ended June 30, 2017. Base salaries, net of deferred loan origination costs increased $1,344,000 (5.0%) to $28,391,000.    The increase in base salaries was due to annual merit increases, and the addition of employees with base salaries above the average base salary that were partially offset by a 1.0% decrease in average full time equivalent employees to 1,001 from 1,011 in the year-ago period. Commissions and incentive compensation increased $240,000 (5.5%) to $4,611,000 during the six months ended June 30, 2018 compared to the year-ago quarter. Benefits & other compensation expense increased $134,000 (1.3%) to $10,103,000 during the six months ended June 30, 2018.

Other noninterest expense increased $1,007,000 (6.5%) to $16,417,000 during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in other noninterest expense was due to the changes noted in the table above. The $238,000 and $362,000 increases in data processing and software expense and ATM & POS network charges, respectively, were due primarily to system enhancements and capacity expansion. The $168,000 decrease in equipment expense was due to decreased equipment rental, repair and maintenance. During the three months ended June 30, 2018, the Company incurred $601,000 of merger related expense associated with the proposed merger with FNBB of which $324,000 is nondeductible for tax purposes.

Other noninterest expense increased $2,588,000 (8.5%) to $32,927,000 during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in other noninterest expense was due to the changes noted in the table above. The $684,000 increase in change in reserve for unfunded commitments was due primarily to an increase in unfunded construction loan commitments from December 31, 2017 to June 30, 2018 compared to a reduction in such commitments during the year-ago period. The $356,000 and $735,000 increases in data processing and software expense and ATM & POS network charges, respectively, were due primarily to system enhancements and capacity expansion. The $340,000 decrease in equipment expense was due to decreased equipment rental, repair and maintenance. During the six months ended June 30, 2018, the Company incurred $1,077,000 of merger related expense associated with the proposed merger with FNBB of which $667,000 is nondeductible for tax purposes.

Income Taxes

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Federal statutory income tax rate	21.0%	35.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	8.8	6.6	8.9	6.7
Tax-exempt interest on municipal obligations	(1.0)	(1.7)	(1.1)	(1.8)
Increase in cash value of insurance policies	(0.7)	(1.0)	(0.7)	(1.2)
Low income housing tax credits	(0.6)	(0.7)	(0.8)	(0.7)
Equity compensation	(0.4)	(2.1)	(0.2)	(1.3)
Nondeductible merger expenses	0.3	—	0.3	—
Other	0.4	(0.1)	0.5	0.2

Effective Tax Rate	27.8%	36.0%	27.9%	36.9%

The effective combined Federal and State income tax rate on income was 27.8% and 36.0% for the three months ended June 30, 2018 and 2017, respectively. This decrease in effective combined Federal and State income tax rate was due primarily to a decrease in the Federal tax rate from 35% to 21% effective January 1, 2018. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate due to State income tax expense of $2,315,000 and $2,143,000, for the three months ended June 30, 2018 and 2017, respectively, that were partially offset by the effects of tax-exempt income of $1,042,000 and $1,042,000, respectively, from investment securities, $656,000 and $627,000, respectively, from increase in cash value of life insurance, low-income housing tax credits of $121,000 and $50,000, respectively, $84,000 and $607,000, respectively, of equity compensation excess tax benefits, and $324,000 of nondeductible merger expense during the three months ended June 30, 2018. The low income housing tax credits and the equity compensation excess tax benefits represent direct reductions in tax expense.

The effective combined Federal and State income tax rate on income was 27.9% and 36.9% for the six months ended June 30, 2018 and 2017, respectively. This decrease in effective combined Federal and State income tax rate was due primarily to a decrease in the Federal tax rate from 35% to 21% effective January 1, 2018. The effective combined Federal and State income tax rate was greater than the Federal statutory tax rate due to State income tax expense of $4,522,000 and $4,195,000, respectively, in these periods that were partially offset by the effects of tax-exempt income of $2,083,000 and $2,083,000, respectively, from investment securities, $1,264,000 and $1,419,000, respectively, from increase in cash value of life insurance, low-income housing tax credits of $311,000 and $171,000, respectively, $85,000 and $697,000, respectively, of equity compensation related excess tax benefits and $667,000 of nondeductible merger expense during the six months ended June 30, 2018.. The low income housing tax credits and the equity compensation excess tax benefits represent direct reductions in tax expense.

Financial Condition

Investment Securities

Investment securities available for sale increased $26,262,000 to $754,207,000 as of June 30, 2018, compared to December 31, 2017. This increase is attributable to purchases of $32,906,000, maturities and principal repayments of $81,300,000, a decrease in fair value of investments securities available for sale of $21,304,000 and amortization of net purchase price premiums of $828,000.

The following table presents the available for sale investment securities portfolio by major type as of June 30, 2018 and December 31, 2017:

(dollars in thousands)	June 30, 2018		December 31, 2017
	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	$635,428	84.3%	$604,789	83.1%
Obligations of states and political subdivisions	118,779	15.7%	123,156	16.9%

Total debt securities available for sale	$754,207	100.0%	$727,945	100.0%

Investment securities held to maturity decreased $37,099,000 to $477,745,000 as of June 30, 2018, as compared to December 31, 2017. This decrease is attributable to principal repayments of $36,587,000, and amortization of net purchase price premiums of $512,000.

The following table presents the held to maturity investment securities portfolio by major type as of June 30, 2018 and December 31, 2017:

(dollars in thousands)	June 30, 2018		December 31, 2017
	Cost Basis	%	Cost Basis	%
Securities held to maturity:
Obligations of U.S. government corporations and agencies	$463,162	96.9%	$500,271	97.2%
Obligations of states and political subdivisions	14,583	3.10%	14,573	2.80%

Total securities held to maturity	$477,745	100%	$514,844	100.0%

Additional information about the investment portfolio is provided in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements at Item 1 of Part I of this report.

Restricted Equity Securities

Restricted equity securities were $16,956,000 at June 30, 2018 and December 31, 2017. The entire balance of restricted equity securities at June 30, 2018 and December 31, 2017 represent the Company’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

Additional information about the restricted equity securities is provided in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements at Item 1 of Part I of this report.

Loans

The Company concentrates its lending activities in four principal areas: real estate mortgage loans (residential and commercial loans), consumer loans, commercial loans (including agricultural loans), and real estate construction loans. The interest rates charged for the loans made by the Company vary with the degree of risk, the size and maturity of the loans, the borrower’s relationship with the Company and prevailing money market rates indicative of the Company’s cost of funds.

The majority of the Company’s loans are direct loans made to individuals, farmers and local businesses. The Company relies substantially on local promotional activity and personal contacts by bank officers, directors and employees to compete with other financial institutions. The Company makes loans to borrowers whose applications include a sound purpose, a viable repayment source and a plan of repayment established at inception and generally backed by a secondary source of repayment.

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

(in thousands)	June 30,	December 31,
	2018	2017
Real estate mortgage	$2,401,040	$2,300,322
Consumer	350,925	356,874
Commercial	237,619	220,412
Real estate construction	156,729	137,557

Total loans	$3,146,313	$3,015,165

At June 30, 2018 loans, including net deferred loan costs, totaled $3,146,313,000 which was a $131,148,000 (4.4%) increase over the balances at December 31, 2017. Demand for all categories of loans was moderate to good during the six months ended June 30, 2018.

The following table shows the Company’s loan balances, including net deferred loan costs, as a percentage of total loans for the periods indicated:

	June 30,	December 31,
	2018	2017
Real estate mortgage	76.3%	76.3%
Consumer	11.2%	11.8%
Commercial	7.5%	7.3%
Real estate construction	5.0%	4.6%

Total loans	100%	100%

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

Interest income on originated nonaccrual loans that would have been recognized during the three months ended June 30, 2018 and 2017, if all such loans had been current in accordance with their original terms, totaled $341,000 and $185,000, respectively. Interest income actually recognized on these originated loans during the three months ended June 30, 2018 and 2017 was $53,000 and $14,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended June 30, 2018 and 2017, if all such loans had been current in accordance with their original terms, totaled $26,000 and $62,000, respectively. Interest income actually recognized on these PNCI loans during the three months ended June 30, 2018 and 2017 was $12,000 and $12,000.

Interest income on originated nonaccrual loans that would have been recognized during the six months ended June 30, 2018 and 2017, if all such loans had been current in accordance with their original terms, totaled $626,000 and $374,000, respectively. Interest income actually recognized on these originated loans during the six months ended June 30, 2018 and 2017 was $75,000 and $16,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the six months ended June 30, 2018 and 2017, if all such loans had been current in accordance with their original terms, totaled $54,000 and $98,000. Interest income actually recognized on these PNCI loans during the six months ended June 30, 2018 and 2017 was $11,000 and $12,000.

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

The following table sets forth the amount of the Company’s nonperforming assets as of the dates indicated. For purposes of the following table, “PCI – other” loans that are 90 days past due and still accruing are not considered nonperforming loans. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(dollars in thousands)	June 30,	December 31,
	2018	2017
Performing nonaccrual loans	$20,516	$20,937
Nonperforming nonaccrual loans	4,904	3,176

Total nonaccrual loans	25,420	24,113
Originated and PNCI loans 90 days past due and still accruing	—	281

Total nonperforming loans	25,420	24,394
Foreclosed assets	1,374	3,226

Total nonperforming assets	$26,794	$27,620

Nonperforming assets to total assets	0.55%	0.58%
Nonperforming loans to total loans	0.81%	0.81%
Allowance for loan losses to nonperforming loans	116%	124%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.67%	1.77%

The following table set forth the amount of the Company’s nonperforming assets as of the dates indicated. For purposes of the following table, “PCI – other” loans that are 90 days past due and still accruing are not considered nonperforming loans. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

	June 30, 2018
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$12,754	$1,907	$1,517	$4,338	$20,516
Nonperforming nonaccrual loans	4,323	113	13	455	4,904

Total nonaccrual loans	17,077	2,020	1,530	4,793	25,420
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—	—

Total nonperforming loans	17,077	2,020	1,530	4,793	25,420
Foreclosed assets	584	—	—	790	1,374

Total nonperforming assets	$17,661	$2,020	$1,530	$5,583	$26,794

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$301	—	—	—	$301
Nonperforming assets to total assets	0.36%	0.04%	0.03%	0.11%	0.54%
Nonperforming loans to total loans	0.54%	0.06%	0.05%	0.15%	0.80%
Allowance for loan losses to nonperforming loans	170%	37%	0.52%	3.34%	118%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.35%	2.44%	68.91%	23.91%	1.67%

The following table set forth the amount of the Company’s nonperforming assets as of the dates indicated. For purposes of the following table, “PCI – other” loans that are 90 days past due and still accruing are not considered nonperforming loans. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

	December 31, 2017
(dollars in thousands)	Originated	PNCI	PCI – cash basis	PCI - other	Total
Performing nonaccrual loans	$12,942	$1,305	$2,056	$4,634	$20,937
Nonperforming nonaccrual loans	2,520	158	13	485	3,176

Total nonaccrual loans	15,462	1,463	2,069	5,119	24,113
Originated loans 90 days past due and still accruing	—	281	—	—	281

Total nonperforming loans	15,462	1,744	2,069	5,119	24,394
Noncovered foreclosed assets	1,836	—	—	1,390	3,226
Covered foreclosed assets	—	—	—	—	—

Total nonperforming assets	$17,298	$1,744	$2,069	$6,509	$27,620

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$358				$358
Nonperforming assets to total assets	0.36%	0.04%	0.04%	0.14%	0.58%
Nonperforming loans to total loans	0.57%	0.56%	100%	37.94%	0.81%
Allowance for loan losses to nonperforming loans	188%	53%	1.00%	5.00%	124%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.32%	2.22%	64.71%	22.1%	1.77%

Changes in nonperforming assets during the three months ended June 30, 2018

(in thousands):	Balance at June 30, 2018	New NPA	Advances/ Capitalized Costs	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at March 31, 2018
Real estate mortgage:
Residential	$4,207	$281	$—	$(226)	$(51)	$—	$—	$4,203
Commercial	11,885	1,184	—	(764)	(15)	—	—	11,480
Consumer
Home equity lines	2,637	1,042	273	(1,515)	(24)	—	(63)	2,924
Home equity loans	2,725	1,068	—	(124)	—	—	63	1,718
Other consumer	8	—	—	(25)	(4)			37
Commercial	3,958	217	—	(224)	(54)	—	—	4,019
Construction:
Residential	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—

Total nonperforming loans	25,420	3,792	273	(2,878)	(148)	—	—	24,381
Foreclosed assets	1,374	—	—	(190)	—	—	—	1,564

Total nonperforming assets	$26,794	$3,792	$273	$(3,068)	$(148)	$—	$—	$25,945

The table above does not include deposit overdraft charge-offs.

Nonperforming assets increased during the second quarter of 2018 by $849,000 (3.3%) to $26794,000 at June 30, 2018 compared to $25,945,000 at March 31, 2018. The increase in nonperforming assets during the second quarter of 2018 was primarily the result of new nonperforming loans totaling $3,792,000 and advances on nonperforming loans of $273,000, that were partially offset by sales or upgrades of nonperforming loans of $2,373,000, dispositions of foreclosed assets totaling $190,000, and loan charge-offs of $134,000.

The $3,792,000 in new nonperforming loans during the second quarter of 2018 was comprised of increases of $281,000 on two residential real estate loans, $1,184,000 on six commercial real estate loans, $2,111,000 on 31 home equity lines and loans, and $216,000 on 6 C&I loans. Related charge-offs are discussed below.

Loan charge-offs during the three months ended June 30, 2018

In the second quarter of 2018, the Company recorded $211,000 in loan charge-offs and $107,000 in deposit overdraft charge-offs less $448,000 in loan recoveries and $59,000 in deposit overdraft recoveries resulting in $189,000 of net recoveries. Primary causes of the loan charges taken in the second quarter of 2018 were gross charge-offs of $15,000 on 1 commercial real estate loan, $75,000 on 3 home equity lines and loans, $67,000 on 19 other consumer loans, and $54,000 on one C&I loans.

Total charge-offs were generally comprised of individual charges of less than $250,000 each. Generally losses are triggered by non-performance by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.

Changes in nonperforming assets during the three months ended March 31, 2018

(in thousands):	Balance at		Advances/	Pay-downs		Transfers to		Balance at
	March 31,	New	Capitalized	/Sales	Charge-offs/	Foreclosed	Category	December 31,
	2018	NPA	Costs	/Upgrades	Write-downs	Assets	Changes	2017
Real estate mortgage:
Residential	$4,203	$506	$—	$(206)	$—	$—	$164	$3,739
Commercial	11,480	385	—	(823)	—	—	98	11,820
Consumer
Home equity lines	2,924	562	—	(876)	(80)	—	(164)	3,482
Home equity loans	1,718	143	—	(60)	(1)	—	—	1,636

Other consumer	37	113	—	(4)	(83)	—	—	11
Commercial	4,019	1,141	—	(525)	(205)	—	(98)	3,706
Construction:
Residential	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—

Total nonperforming loans	24,381	2,850		(2,494)	(369)			24,394
Foreclosed assets	1,564	—	—	(1,572)	(90)	—	—	3,226

Total nonperforming assets	$25,945	$2,850	$—	$(4,066)	$(459)	$—	$—	$27,620

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

Specifically, in assessing how much environmental factor allowance needed to be provided, management considered the following:

•

with respect to the economy, management considered the effects of changes in GDP, unemployment, CPI, debt statistics, housing starts, housing sales, auto sales, agricultural prices, home affordability, and other economic factors which serve as indicators of economic health and trends and which may have an impact on the performance of our borrowers

•

with respect to changes in the interest rate environment, management considered the recent changes in interest rates and the resultant economic impact it may have had on borrowers with high leverage and/or low profitability

•	with respect to changes in energy prices, management considered the effect that increases, decreases or volatility may have on the performance of our borrowers

•	with respect to loans to borrowers in new markets and growth in general, management considered the relatively short seasoning of such loans and the lack of experience with such borrowers

•	with respect to loans that have not yet been identified as impaired, management considered the volume and severity of past due loans.

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

The Components of the Allowance for Loan Losses

The following table sets forth the allowance for loan losses as of the dates indicated:

(dollars in thousands)	June 30,	December 31,
	2018	2017
Allowance for originated and PNCI loan losses:
Specific allowance	$2,889	$2,699
Formula allowance	14,904	17,100
Environmental factors allowance	11,592	10,252

Allowance for originated and PNCI loan losses	29,385	30,051
Allowance for PCI loan losses	139	272

Allowance for loan losses	$29,524	$30,323

Allowance for loan losses to loans	0.94%	1.01%

For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Provision for Loan Losses” at “Results of Operations” and “Allowance for Loan Losses” above. Based on the current conditions of the loan portfolio, management believes that the $29,524,000 allowance for loan losses at June 30, 2018 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types as of the dates indicated:

(in thousands)	June 30,	December 31,
	2018	2017
Real estate mortgage	$13,598	$13,758
Consumer	7,137	8,227
Commercial	6,378	6,512
Real estate construction	2,411	1,826

Total allowance for loan losses	$29,524	$30,323

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses as of the dates indicated:

	June 30,	December 31,
	2018	2017
Real estate mortgage	46.1%	45.4%
Consumer	24.2%	27.1%
Commercial	21.6%	21.5%
Real estate construction	8.2%	6.0%

Total allowance for loan losses	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses as a percentage of the total loans for each loan category as of the dates indicated:

	June 30,	December 31,
	2018	2017
Real estate mortgage	0.57%	0.60%
Consumer	2.03%	2.31%
Commercial	2.68%	2.95%
Real estate construction	1.54%	1.33%

Total allowance for loan losses	0.94%	1.01%

The following tables summarize the activity in the allowance for loan losses, reserve for unfunded commitments, and allowance for losses (which is comprised of the allowance for loan losses and the reserve for unfunded commitments) for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Allowance for loan losses:
Balance at beginning of period	$29,973	$31,017	$30,323	$32,503
Provision for loan losses	(638)	(796)	(874)	(2,353)
Loans charged off:
Real estate mortgage:
Residential	(51)	—	(52)	—
Commercial	(15)	(150)	(15)	(150)
Consumer:
Home equity lines	(24)	(13)	(104)	(84)
Home equity loans	—	(206)	—	(237)
Other consumer	(174)	(308)	(368)	(482)
Commercial	(54)	(764)	(259)	(897)
Construction:
Residential	—	(1,071)	—	(1,071)
Commercial	—	—	—	—

Total loans charged off	(318)	(2,512)	(798)	(2,921)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	—	—	—	—
Commercial	21	17	36	127
Consumer:
Home equity lines	317	252	526	298
Home equity loans	23	13	37	25
Other consumer	66	68	144	209
Commercial	80	84	130	254
Construction:
Residential	—	—	—	—
Commercial	—	—	—	1

Total recoveries of previously charged off loans	507	434	873	914

Net (charge-offs) recoveries	189	(2,078)	75	(2,007)

Balance at end of period	$29,524	$28,143	$29,524	$28,143

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Reserve for unfunded commitments:
Balance at beginning of period	$3,864	$2,734	$3,164	$2,719
(Reversal of) provision for losses – unfunded commitments	(137)	(135)	563	(120)

Balance at end of period	$3,727	$2,599	$3,727	$2,599

Balance at end of period:
Allowance for loan losses			$29,524	$28,143
Reserve for unfunded commitments			3,727	2,599

Allowance for loan losses and reserve for unfunded commitments			$33,251	$30,742

As a percentage of total loans at end of period:
Allowance for loan losses			0.94%	1.00%
Reserve for unfunded commitments			0.12%	0.09%

Allowance for loan losses and reserve for unfunded commitments			1.06%	1.09%

Average total loans	$3,104,126	$2,783,686	$3,066,152	$2,771,115
Ratios (annualized):
Net charge-offs (recoveries) during period to average loans outstanding during period	(0.02)%	0.30%	(0.01)%	0.14%
Provision for (benefit from) loan losses to average loans outstanding during period	(0.08)%	(0.11)%	(0.11)%	(0.17)%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the period indicated (dollars in thousands):

	Balance at June 30, 2018	New NPA	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Transfers from Loans	Balance at March 31, 2018
Land & Construction	$445	$—	$—	$(190)	$—	$—	$635
Residential real estate	836	—	—	—	—	—	836
Commercial real estate	93	—	—	—	—	—	93

Total foreclosed assets	$1,374	$—	$—	$(190)	$—	$—	$1,564

	Balance at March 31, 2018	New NPA	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Transfers from Loans	Balance at December 31, 2017
Land & Construction	$635	$—	$—	$(1,151)	$—	$—	$1,786
Residential real estate	836	—	—	(277)	(73)	—	1,186
Commercial real estate	93	—	—	(144)	(17)	—	254

Total foreclosed assets	$1,564	$—	$—	$(1,572)	$(90)	$—	$3,226

Premises and Equipment

Premises and equipment were comprised of:

	June 30,	December 31,
	2018	2017
	(In thousands)
Land & land improvements	$9,973	$9,959
Buildings	51,065	50,340
Furniture and equipment	38,172	35,939

	99,210	96,238
Less: Accumulated depreciation	(42,066)	(40,644)

	57,144	55,594
Construction in progress	1,870	2,148

Total premises and equipment	$59,014	$57,742

During the six months ended June 30, 2018, premises and equipment increased $1,272,000 due to purchases of $4,119,000, that were partially offset by depreciation of $2,757,000 and disposals of premises and equipment with net book value of $90,000.

Intangible Assets

Intangible assets at were comprised of the following as of the dates indicated:

	June 30,	December 31,
	2018	2017
	(In thousands)
Core-deposit intangible	$4,496	$5,174
Goodwill	64,311	64,311

Total intangible assets	$68,807	$69,485

The core-deposit intangible assets resulted from the Bank’s acquisition of three bank branches from Bank of America on March 18, 2016, North Valley Bancorp in 2014, Citizens in 2011, and Granite in 2010. The goodwill intangible asset includes $849,000 from the acquisition of three bank branches from Bank of America on March 18, 2016, $47,943,000 from the North Valley Bancorp acquisition in 2014, and $15,519,000 from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $339,000 and $352,000 was recorded during the three months ended June 30, 2018 and 2017, respectively. Amortization of core deposit intangible assets amounting to $678,000 and $711,000 was recorded during the six months ended June 30, 2018 and 2017, respectively.

Investment in Low Income Housing Tax Credit Funds

During the six months ended June 30, 2018, the Company’s investment in low income housing tax credit funds, recorded in other assets, decreased $182,000 to $16,672,000 due amortization of such investments. During the six months ended June 30, 2018, the Company made $2,585,000 of capital contributions to several of its five existing low income housing tax credit fund investments reducing its commitment for future capital contributions to $5,969,000 at June 30, 2018.    This commitment for low income housing tax credit funds is recorded in other liabilities.

Deposits

During the six months ended June 30, 2018, the Company’s deposits increased $68,091,000 (1.7%) to $4,077,222,000.    Included in the June 30, 2018 and December 31, 2017 certificate of deposit balances are $50,000,000 from the State of California. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company. See Note 13 to the condensed consolidated financial statements at Item 1 of Part I of this report for more information about the Company’s deposits.

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

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. During the six months ended June 30, 2018, the Company did not repurchase any shares under this plan. This plan has no stated expiration date for the repurchases. As of June 30, 2018, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $512,344,000 at June 30, 2018. This amount represents an increase of $6,536,000 (1.3%) from December 31, 2017, the net result of comprehensive income for the period of $14,075,000, the effect of equity compensation vesting of $722,000, and the exercise of stock options of $223,000, that were partially offset by dividends paid of $7,813,000, and repurchase of common stock of $671,000. The Company’s ratio of equity to total assets was 10.5% and 10.6% as of June 30, 2018 and December 31, 2017, respectively.    We believe that the Company and the Bank were in compliance with applicable minimum capital requirements set forth in the final Basel III Capital rules as of June 30, 2018. The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	June 30, 2018		December 31, 2017
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total capital	13.91%	9.875%	14.07%	9.25%
Tier I capital	13.07%	7.875%	13.18%	7.25%
Common equity Tier 1 capital	11.68%	6.375%	11.72%	5.75%
Leverage	10.92%	4.00%	10.80%	4.00%

See Note 19 and Note 29 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

Liquidity

The Company’s principal source of asset liquidity is cash at Federal Reserve and other banks and marketable investment securities available for sale. At June 30, 2018, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $853,191,000, or 17.5% of total assets, representing an increase of $1,886,000 (0.2%) from $851,305,000, or 17.3% of total assets at December 31, 2017. This decrease in cash and securities available for sale is due mainly to loan growth in excess of deposit growth that was partially offset by an increase in other borrowings and a net reduction in securities during the six months ended June 30, 2018. The Company’s profitability during the first six months of 2018 generated cash flows from operations of $32,944,000 compared to $27,566,000 during the first six months of 2017. Maturities of investment securities produced cash inflows of $69,493,000 during the six months ended June 30, 2018 compared to $70,358,000 for the six months ended June 30, 2017. During the six months ended June 30, 2018, the Company invested in securities totaling $81,300,000 and net loan principal increases of $131,073,000 compared to $145,584,000 invested in securities and $69,491,000 net loan principal increases, respectively, during the first six months of 2017. Proceeds from the sale of foreclosed assets accounted for $2,150,000 and $1,424,000 of investing sources of funds during the six months ended June 30, 2018 and 2017, respectively.    The purchase of premises and equipment accounted for $4,119,000 and $5,885,000 of investing uses of funds during the six months ended June 30, 2018 and 2017, respectively.    These changes in investment and loan balances, proceeds from sale of foreclosed assets and premises and equipment contributed to net cash used by investing activities of $144,813,000 during the six months ended June 30, 2018, compared to net cash used by investing activities of $145,191,000 during the six months ended June 30, 2017. Financing activities provided net cash of $90,503,000 during the six months ended June 30, 2018, compared to net cash used by financing activities of $20,328,000 during the six months ended June 30, 2017. Deposit balance increases accounted for $68,091,000 of financing sources of funds during the six months ended June 30, 2018. Deposit balance decreases accounted for $17,138,000 of financing uses of funds during the six months ended June 30, 2017.    Net changes in other borrowings accounted for $30,673,000 of financing sources of funds during the six months ended June 30, 2018, compared to $5,067,000 of financing sources of funds during the six months ended June 30, 2017.    Dividends paid used $7,813,000 and $7,328,000 of cash during the six months ended June 30, 2018 and 2017, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2018 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2017

Item 4.	Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

During the six months ended June 30, 2018, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Information concerning additional risk factors related to the merger of the Company and FNB is available in the Company’s registration statement on Form S-4 SEC (filed on March 21, 2018 and amended on April 14, 2018).

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2018:

			(c) Total number of
			shares purchased as of	(d) Maximum number
			part of publicly	shares that may yet
	(a) Total number	(b) Average price	announced plans or	be purchased under the
Period	of shares purchased (1)	paid per share	programs	plans or programs (2)
April 1-30, 2018	—	$—	—	333,400
May 1-31, 2018	17,086	$39.01	—	333,400
June 1-30, 2018	—	$—	—	333,400

Total	17,086	$39.01	—	333,400

(1)

Includes shares purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 19 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.

(2)	Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.

Item 6 – Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 17, 2009).

3.2	Bylaws of TriCo, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).

4.1	Instruments defining the rights of holders of the long-term debt securities of the TriCo and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. TriCo hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1*	Form of Change of Control Agreement among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, John Fleshood, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).

10.2*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.3*	TriCo’s 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.4*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.5*	Transaction Bonus Agreement between TriCo Bancshares and Richard P. Smith dated as of August 7, 2014 (incorporated by reference to Exhibit 10.4 to TriCo’s Form 8-K filed on August 13, 2014).

10.6*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.7*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.8*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.9*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.10*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.12*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.13*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.14*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.15*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.18*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.19*	Form of Stock Option Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to TriCo’s Annual Report on Form 10-K filed March 1, 2018).

10.20*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Employee Directors pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

Item 6 – Exhibits (continued)

10.21*	Form of Restricted Stock Unit Agreement and Grant Notice for Executives pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.22*	Form of Performance Award Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to TriCo’s Current Report on Form 8-K filed August 13, 2014).

10.23*	John Fleshood Offer Letter dated November 3, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).

10.24*	Amendment to John Fleshood Offer Letter dated December 19, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES
(Registrant)

Date: August 9, 2018	/s/ Thomas J. Reddish
Thomas J. Reddish
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal accounting and financial officer)