Form 10-Q
period 2018-09-30
TRICO BANCSHARES /
filed 2018-11-09
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: September 30, 2018

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                  to                 .

Commission File Number: 000-10661

TriCo Bancshares

(Exact Name of Registrant as Specified in Its Charter)

CALIFORNIA	94-2792841
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

63 Constitution Drive

Chico, California 95973

(Address of Principal Executive Offices) (Zip Code)

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

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, no par value: 30,417,818 shares outstanding as of November 6, 2018

TriCo Bancshares

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At September 30, 2018	At December 31, 2017
Assets:
Cash and due from banks	$109,363	$105,968
Cash at Federal Reserve and other banks	117,180	99,460

Cash and cash equivalents	226,543	205,428
Investment securities:
Marketable equity securities	2,846	2,938
Available for sale debt securities	1,055,960	727,945
Held to maturity debt securities	459,897	514,844
Restricted equity securities	17,250	16,956
Loans held for sale	3,824	4,616
Loans	4,027,436	3,015,165
Allowance for loan losses	(31,603)	(30,323)

Total loans, net	3,995,833	2,984,842
Foreclosed assets, net	1,832	3,226
Premises and equipment, net	89,290	57,742
Cash value of life insurance	116,596	97,783
Accrued interest receivable	19,592	13,772
Goodwill	220,972	64,311
Other intangible assets, net	30,711	5,174
Mortgage servicing rights	7,122	6,687
Other assets	70,597	55,051

Total assets	$6,318,865	$4,761,315

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,710,505	$1,368,218
Interest-bearing	3,382,612	2,640,913

Total deposits	5,093,117	4,009,131
Accrued interest payable	1,729	930
Other liabilities	82,077	66,422
Other borrowings	282,831	122,166
Junior subordinated debt	56,996	56,858

Total liabilities	5,516,750	4,255,507

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding:
30,417,818 at September 30, 2018
22,955,963 at December 31, 2017	541,519	255,836
Retained earnings	287,555	255,200
Accumulated other comprehensive loss, net of tax	(26,959)	(5,228)

Total shareholders’ equity	802,115	505,808

Total liabilities and shareholders’ equity	$6,318,865	$4,761,315

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans, including fees	$53,102	$37,268	$130,455	$108,600
Investments:
Taxable securities	9,189	7,011	23,949	20,617
Tax exempt securities	1,189	1,041	3,272	3,124
Dividends	459	301	1,093	1,020
Interest bearing cash at Federal Reserve and other banks	615	292	1,384	1,080

Total interest and dividend income	64,554	45,913	160,153	134,441

Interest expense:
Deposits	2,072	1,028	4,402	2,896
Other borrowings	1,178	149	2,106	164
Junior subordinated debt	815	652	2,301	1,870

Total interest expense	4,065	1,829	8,809	4,930

Net interest income	60,489	44,084	151,344	129,511
Provision for (benefit from) loan losses	2,651	765	1,777	(1,588)

Net interest income after provision for (benefit from) loan losses	57,838	43,319	149,567	131,099

Noninterest income:
Service charges and fees	9,743	9,475	28,327	27,861
Commissions on sale of non-deposit investment products	728	672	2,414	1,984
Increase in cash value of life insurance	732	732	1,996	2,043
Gain on sale of loans	539	606	1,831	2,293
Gain on sale of investment securities	207	961	207	961
Other	237	484	1,875	2,401

Total noninterest income	12,186	12,930	36,650	37,543

Noninterest expense:
Salaries and related benefits	25,823	20,933	68,928	62,320
Other	21,555	16,289	54,482	46,628

Total noninterest expense	47,378	37,222	123,410	108,948

Income before income taxes	22,646	19,027	62,807	59,694
Provision for income taxes	6,476	7,130	17,698	22,129

Net income	$16,170	$11,897	$45,109	$37,565

Earnings per share:
Basic	$0.54	$0.52	$1.78	$1.64
Diluted	$0.53	$0.51	$1.76	$1.62

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$16,170	$11,897	$45,109	$37,565
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period, after reclassifications	(5,917)	(166)	(20,941)	3,137
Change in minimum pension liability, after reclassifications	81	55	241	164

Other comprehensive income (loss)	(5,836)	(111)	(20,700)	3,301

Comprehensive income	$10,334	$11,786	$24,409	$40,866

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (loss)	Total
Balance at December 31, 2016	22,867,802	$252,820	$232,440	$(7,913)	$477,347
Net income			37,565		37,565
Other comprehensive income				3,301	3,301
Stock option vesting		211			211
Service condition RSU vesting		657			657
Market plus service condition RSU vesting		316			316
Stock options exercised	133,850	2,418			2,418
Service condition RSUs released	28,397				—
Market plus service condition RSUs released	18,805				—
Repurchase of common stock	(107,390)	(1,191)	(2,663)		(3,854)
Dividends paid ($ 0.49 per share)			(11,228)		(11,228)

Balance at September 30, 2017	22,941,464	$255,231	$256,114	$(4,612)	$506,733

Balance at December 31, 2017	22,955,963	$255,836	$255,200	$(5,228)	$505,808
Net income			45,109		45,109
Adoption ASU 2016-01			(62)	62	—
Adoption ASU 2018-02			1,093	(1,093)	—
Other comprehensive loss				(20,700)	(20,700)
Stock option vesting		75			75
Service condition RSU vesting		745			745
Market plus service condition RSU vesting		274			274
Service condition RSUs released	32,516				—
Market plus service condition RSUs released	25,512				—
Stock options exercised	27,400	475			475
Issuance of common stock	7,405,277	284,437			284,437
Repurchase of common stock	(28,850)	(323)	(801)		(1,124)
Dividends paid ($ 0.51 per share)			(12,984)		(12,984)

Balance at September 30, 2018	30,417,818	$541,519	$287,555	$(26,959)	$802,115

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the nine months ended September 30,
	2018	2017
Operating activities:
Net income	$45,109	$37,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	4,914	5,089
Amortization of intangible assets	2,068	1,050
Provision for (benefit from) loan losses	1,777	(1,588)
Amortization of investment securities premium, net	1,953	2,431
Gain on sale of investment securities	(207)	(961)
Originations of loans for resale	(63,912)	(83,907)
Proceeds from sale of loans originated for resale	66,138	85,846
Gain on sale of loans	(1,831)	(2,293)
Change in market value of mortgage servicing rights	(38)	795
Provision for losses on foreclosed assets	89	162
Gain on sale of foreclosed assets	(390)	(308)
Loss on disposal of fixed assets	206	61
Gain on sale of premises held for sale	—	(3)
Increase in cash value of life insurance	(1,996)	(2,043)
Life insurance proceeds in excess of cash value	—	(108)
Loss on marketable equity securities	92	—
Equity compensation vesting expense	1,094	1,184
Change in:
Reserve for unfunded commitments	(864)	270
Interest receivable	(5,820)	(629)
Interest payable	799	49
Other assets and liabilities, net	10,724	3,155

Net cash from operating activities	59,905	45,817

Investing activities:
Cash acquired in acquisition, net of consideration paid	30,613	—
Proceeds from maturities of securities available for sale	54,510	20,889
Proceeds from maturities of securities held to maturity	54,203	64,969
Proceeds from sale of available for sale securities	293,279	25,757
Purchases of securities available for sale	(370,843)	(195,465)
Net redemption of restricted equity securities	7,429	—
Loan origination and principal collections, net	(178,596)	(174,914)
Proceeds from sale of foreclosed assets	2,206	1,787
Proceeds from sale of premises held for sale	—	3,338
Proceeds from sale of premises and equipment	62	—
Purchases of premises and equipment	(5,736)	(10,874)
Life insurance proceeds	—	649

Net cash from investing activities	(112,873)	(263,864)

Financing activities:
Net change in deposits	92,051	31,896
Net change in other borrowings	(4,335)	81,237
Repurchase of common stock	(834)	(1,629)
Dividends paid	(12,984)	(11,228)
Exercise of stock options	185	193

Net cash from financing activities	74,083	100,469

Net change in cash and cash equivalents	21,115	(117,578)

Cash and cash equivalents at beginning of year	205,428	305,612

Cash and cash equivalents at end of year	$226,543	$188,034

Supplemental disclosure of noncash activities:
Unrealized (loss) gain on securities available for sale	$(29,704)	$5,411
Loans transferred to foreclosed assets	$511	$726
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	$1,124	$3,854
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$8,010	$4,881
Cash paid for income taxes	$11,625	$15,450
Assets acquired in acquisition plus goodwill recognized, net	$1,456,505	$—
Liabilities assumed in acquisition	$1,172,068	$—

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

TriCo Bancshares (the “Company” or “we”) is a California corporation organized to act as a bank holding company for Tri Counties Bank (the “Bank”). The Company and the Bank are headquartered in Chico, California. The Bank is a California-chartered bank that is engaged in the general commercial banking business in 29 California counties. The Bank operates from 69 traditional branches, 9 in-store branches and 2 loan production offices. The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by the Company and three acquired with the acquisition of North Valley Bancorp.

The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. All adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,741,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulatinos of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidtated financial statements and notes thereto included in the Company’s Annua Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).

Significant Group Concentration of Credit Risk

The Company grants agribusiness, commercial, consumer, and residential loans to customers located throughout northern and central California. The Company has a diversified loan portfolio within the business segments located in this geographical area. The Company currently classifies all its operation into one business segment that it denotes as community banking.

Geographical Descriptions

For the purpose of describing the geographical location of the Company’s loans, the Company has defined northern California as that area of California north of, and including, Stockton; central California as that area of the state south of Stockton, to and including, Bakersfield; and southern California as that area of the state south of Bakersfield.

Business Combinations

The Company accounts for acquisitions of businesses using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. Management utilizes various valuation techniques including discounted cash flow analyses to determine these fair values. Any excess of the purchase price over amounts allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill.

Cash and Cash Equivalents

Net cash flows are reported for loan and deposit transactions and other borrowings. For purposes of the consolidated statement of cash flows, cash, due from banks with maturities less than 90 days, interest-earning deposits in other banks, and Federal funds sold are considered to be cash equivalents.

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

Most of our revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as our loans and investment securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Company did not have any significant contract balances. The Company has evaluated the nature of its revenue streams and determined that further disaggregation of revenue into more granular categories beyond what is presented in the Note 15 was not necessary.

Accounting Standards Adopted in 2018

FASB Accounting Standards Update (ASU) No. 2014- 09, Revenue from Contracts with Customers (Topic 606): ASU 2014-09 is intended to clarify the principles for recognizing revenue, and to develop common revenue standards and disclosure requirements that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosures; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required with regard to contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, with early adoption permitted for reporting periods beginning after December 15, 2016. ASU 2014-09 does not apply to revenue associated with financial instruments such as loans and investments, which are accounted for under other provisions of GAAP. The Company adopted ASU 2014-09 on January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (1) above, the Company recorded a reclassification of cumulative unrealized losses of its marketable equity securities from accumulated other comprehensive income (loss) to retained earnings as of January 1, 2018. Additionally, the Company recognized changes in the fair value of its marketable equity securities in the condensed consolidated statements of net income for the three and nine months ended September 30, 2018. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of September 30, 2018 using an exit price notion (see Note 18 Fair Value Measurement).

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

Accounting Standards Pending Adoption

FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-2, among other things, requires lessees to recognize most leases on-balance sheet, increasing reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 will be effective for the Company on January 1, 2019, utilizing the modified retrospective transition approach. FASB has issued incremental guidance to the new leasing standard through ASU No. 2018-10 and 2018-11. Based on current leases, subject to change, the Company estimates that the adoption of this standard will result in an increase in assets of approximately $30 million to recognize the present value of the lease obligations with a corresponding increase in liabilities of approximately $30 million. This amount is subject to change as the Company continues to evaluate the provisions of ASU No. 2016-02, 2018-10 and 2018-11. The Company does not expect this to have a material impact on the Company’s results of operations or cash flows.

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

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption is permitted. As ASU 2018-14 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

Note 2 - Business Combinations

Merger with FNB Bancorp

On July 6, 2018, the Company completed the acquisition of FNB Bancorp (“FNBB”) for an aggregate transaction value of $291,132,000. FNBB was merged into the Company, and the Company issued 7,405,277 shares of common stock to the former shareholders of FNBB. FNBB’s subsidiary, First National Bank of Northern California, merged into the Bank on the same day. The Company also paid $6.7 million to settle and retire all FNBB stock options outstanding as of the acquisition date. Upon the consummation of the merger, the Company added 12 branches within San Mateo, San Francisco, and Santa Clara counties.

In accordance with accounting for business combinations, the Company recorded $156,661,000 of goodwill and $27,605,000 of core deposit intangibles on the acquisition date. The core deposit intangibles will be amortized over the weighted average remaining life of 6.2 years with no significant residual value. For tax purposes, purchase prices accounting adjustments including goodwill are all non-taxable and /or non-deductible. Acquisition related costs of $4,150,000 and $5,227,000 are included in the income statement for the three and nine months ended September 30, 2018. During the nine months ended September 30, 2017, there were no acquisition costs incurred.

The acquisition was consistent with the Company’s strategy to expand into the Bay Area market. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region. Goodwill arising from the acquisition consisted largely of the estimated cost savings resulting from the combined operations.

The following table summarizes the consideration paid for FNBB and the amounts of assets acquired and liabilities assumed that were recorded at the acquisition date (in thousands).

FNB Bancorp July 6, 2018
Fair value of consideration transferred:
Fair value of shares issued	$284,437
Cash consideration	6,695

Total fair value of consideration transferred	291,132

Assets acquired:
Cash and cash equivalents	37,308
Securities available for sale	335,667
Restricted equity securities	7,723
Loans	834,683
Premises and equipment	30,522
Cash value of life insurance	16,817
Core deposit intangible	27,605
Other assets	16,214

Total assets acquired	1,306,539

Liabilities assumed:
Deposits	991,935
Other liabilities	15,133
Short-term borrowings - Federal Home Loan Bank	165,000

Total liabilities assumed	1,172,068

Total net assets acquired	134,471

Goodwill recognized	$156,661

The fair value of net assets acquired includes fair value adjustments to certain loans that were not considered impaired (PNCI loans) as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. As such, these loans were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans (PCI loans), which have shown evidence of credit deterioration since origination. The gross contractual amounts receivable and fair value for PNCI loans as of the acquisition date was $866,189,000 and $833,381,000, respectively. The gross contractual amounts receivable and fair value for PCI loans as of the acquisition date was $1,683,000 and $1,302,000, respectively.

The accompanying condensed consolidated financial statements include the accounts of FNB Bancorp since July 6, 2018. The table below presents the unaudited pro forma information as if the acquisition of FNB Bancorp had occurred on January 1, 2017 after giving effect to certain acquisition accounting adjustments. The pro forma information for the three and nine months ended September 30, 2018 and 2017 includes acquisition adjustments for the amortization/accretion on loans, core deposit intangibles, and related income tax effects. The pro forma financial information also includes one-time costs associated with the acquisition but does not include expected costs savings synergies that we expect to achieve. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	( in thousands, except per share data)
Summarized proforma income statement data:
Net interest income	$61,259	$57,329	$178,434	$168,363
Provision for (benefit from) loan losses	2,651	765	1,374	(1,728)
Noninterest income	12,288	13,902	38,517	40,537
Noninterest expense	(40,850)	(45,983)	(135,048)	(135,218)

Income before taxes	30,046	24,483	80,529	75,410
Income taxes	8,384	9,055	22,996	27,436
Net income	$21,662	$15,428	$57,533	$47,974

Basic earnings per share	$0.72	$0.51	$1.76	$1.58
Diluted earnings per share	$0.71	$0.50	$1.74	$1.56

It is impracticable to separately provide information regarding the revenue and earnings of FNB Bancorp included in the Company’s consolidated income statement from the July 6, 2018 acquisition date to September 30, 2018 because the operations of FNB Bancorp were substantially comingled with the operations of the Company as of the system conversion date of July 22, 2018.

Note 3 - Investment Securities

The amortized cost and estimated fair values of investments in debt securities are summarized in the following tables:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$666,021	163	(27,308)	$638,876
Obligations of states and political subdivisions	129,072	107	(5,759)	123,420
Corporate bonds	4,368	65	(2)	4,431
Asset backed securities	289,550	181	(498)	289,233

Total debt securities available for sale	$1,089,011	$516	$(33,567)	$1,055,960

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$445,309	$88	$(13,361)	$432,036
Obligations of states and political subdivisions	14,588	58	(395)	14,251

Total debt securities held to maturity	$459,897	$146	$(13,756)	$446,287

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$609,695	$695	$(5,601)	$604,789
Obligations of states and political subdivisions	121,597	1,888	(329)	123,156

Total debt securities available for sale	$731,292	$2,583	$(5,930)	$727,945

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$500,271	$5,101	$(1,889)	$503,483
Obligations of states and political subdivisions	14,573	146	(37)	14,682

Total debt securities held to maturity	$514,844	$5,247	$(1,926)	$518,165

Proceeds from sales of available for sale debt securities of $293,279,000 and $25,757,000 were received during the three months ended September 30, 2018 and 2017, respectively. Gross realized gains during the three months ended September 30, 2018 and 2017 were $207,000 and $961,000, respectively. There were no sales of investment securities during the first six months of 2018 or 2017. Investment securities with an aggregate carrying value of $548,123,000 and $285,596,000 at September 30, 2018 and December 31, 2017, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at September 30, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2018, obligations of U.S. government corporations and agencies with a cost basis totaling $1,111,330,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At September 30, 2018, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.1 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Debt Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$2,435	$2,434	$—	$—
Due after one year through five years	12,486	12,501	1,231	1,240
Due after five years through ten years	17,764	17,740	25,955	25,210
Due after ten years	1,056,326	1,023,285	432,711	419,837

Totals	$1,089,011	$1,055,960	$459,897	$446,287

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2018			(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$323,972	$(10,839)	$311,035	$(16,469)	$635,007	$(27,308)
Obligations of states and political subdivisions	85,668	(3,659)	18,323	(2,100)	103,991	(5,759)
Corporate bonds	1,969	(2)	—	—	1,969	(2)
Asset backed securities	79,943	(498)	—	—	79,943	(498)

Total debt securities available for sale	$491,552	$(14,998)	$329,358	$(18,569)	$820,910	$(33,567)

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$307,432	$(7,693)	$109,312	$(5,668)	$416,744	$(13,361)
Obligations of states and political subdivisions	8,971	(230)	3,076	(165)	12,047	(395)

Total debt securities held to maturity	$316,403	$(7,923)	$112,388	$(5,833)	$428,791	$(13,756)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2017			(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$284,367	$(2,176)	$166,338	$(3,425)	$450,705	$(5,601)
Obligations of states and political subdivisions	4,904	(35)	17,085	(294)	21,989	(329)

Total securities available for sale	$289,271	$(2,211)	$183,423	$(3,719)	$472,694	$(5,930)

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$93,017	$(567)	$95,367	$(1,322)	$188,384	$(1,889)
Obligations of states and political subdivisions	1,488	(7)	2,637	(30)	4,125	(37)

Total debt securities held to maturity	$94,505	$(574)	$98,004	$(1,352)	$192,509	$(1,926)

Obligations of U.S. government agencies: Unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At September, 2018, 171 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of (3.7%) from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At September 30, 2018, 132 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of (5.0%) from the Company’s amortized cost basis.

Corporate bonds: The unrealized losses on investments in corporate bonds were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At September 30, 2018, one corporate bond had unrealized losses with aggregate depreciation of (0.1%) from the Company’s amortized cost basis.

Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. At the time of purchase, each of these securities were rated AA or AAA and through September 30, 2018 have not experienced any deterioration in credit rating. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At September 30, 2018, 6asset backed securities had unrealized losses with aggregate depreciation of (0.6%) from the Company’s amortized cost basis.

Marketable equity securities: All unrealized losses recognized during the reporting period were for equity securities still held at September 30, 2018.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	September 30, 2018
	Originated	PNCI	PCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$340,515	$182,201	$1,698	$524,414
Commercial	1,863,604	736,299	7,885	2,607,788

Total mortgage loans on real estate	2,204,119	918,500	9,583	3,132,202
Consumer:
Home equity lines of credit	284,956	44,881	1,299	331,136
Home equity loans	35,556	4,690	447	40,693
Other	26,294	23,120	42	49,456

Total consumer loans	346,806	72,691	1,788	421,285
Commercial	234,741	52,479	2,427	289,647
Construction:
Residential	81,533	33,041	—	114,574
Commercial	63,508	6,220	—	69,728

Total construction	145,041	39,261	—	184,302

Total loans, net of deferred loan fees and discounts	$2,930,707	$1,082,931	$13,798	$4,027,436

Total principal balance of loans owed, net of charge-offs	$2,940,897	$1,120,654	$21,007	$4,082,558
Unamortized net deferred loan fees	(10,190)	—	—	(10,190)
Discounts to principal balance of loans owed, net of charge-offs	—	(37,723)	(7,209)	(44,932)

Total loans, net of unamortized deferred loan fees and discounts	$2,930,707	$1,082,931	$13,798	$4,027,436

Allowance for loan losses	$(30,927)	$(566)	$(110)	$(31,603)

	December 31, 2017
	Originated	PNCI	PCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$320,522	$63,519	$1,385	$385,426
Commercial	1,690,510	215,823	8,563	1,914,896

Total mortgage loan on real estate	2,011,032	279,342	9,948	2,300,322
Consumer:
Home equity lines of credit	269,942	16,248	2,498	288,688
Home equity loans	39,848	2,698	485	43,031
Other	22,859	2,251	45	25,155

Total consumer loans	332,649	21,197	3,028	356,874
Commercial	209,437	8,391	2,584	220,412
Construction:
Residential	67,920	10	—	67,930
Commercial	69,364	263	—	69,627

Total construction	137,284	273	—	137,557

Total loans, net of deferred loan fees and discounts	$2,690,402	$309,203	$15,560	$3,015,165

Total principal balance of loans owed, net of charge-offs	$2,699,053	$316,238	$23,181	$3,038,472
Unamortized net deferred loan fees	(8,651)	—	—	(8,651)
Discounts to principal balance of loans owed, net of charge-offs	—	(7,035)	(7,621)	(14,656)

Total loans, net of unamortized deferred loan fees and discounts	$2,690,402	$309,203	$15,560	$3,015,165

Allowance for loan losses	$(29,122)	$(929)	$(272)	$(30,323)

The following is a summary of the change in accretable yield for PCI loans during the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Change in accretable yield:
Balance at beginning of period	$3,996	$7,956	$4,262	$10,348
Accretion to interest income	(253)	(594)	(769)	(2,554)
Reclassification (to) from nonaccretable difference	(47)	(2,893)	203	(3,325)

Balance at end of period	$3,696	$4,469	$3,696	$4,469

Note 5 - Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three Months Ended September 30, 2018
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$1,991	$(25)	$—	$434	$2,400
Commercial	11,607	—	15	1,257	12,879

Total mortgage loans on real estate	13,598	(25)	15	1,691	15,279
Consumer:
Home equity lines of credit	5,048	(172)	151	194	5,221
Home equity loans	1,532	(23)	139	(55)	1,593
Other	557	(229)	63	309	700

Total consumer loans	7,137	(424)	353	448	7,514
Commercial	6,378	(693)	202	337	6,224
Construction:
Residential	1,434	—	—	192	1,626
Commercial	977	—	—	(17)	960

Total construction	2,411	—	—	175	2,586

Total	$29,524	$(1,142)	$570	$2,651	$31,603

	Allowance for Loan Losses – Nine Months Ended September 30, 2018
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,317	$(77)	$—	$160	$2,400
Commercial	11,441	(15)	51	1,402	12,879

Total mortgage loans on real estate	13,758	(92)	51	1,562	15,279
Consumer:
Home equity lines of credit	5,800	(276)	677	(980)	5,221
Home equity loans	1,841	(23)	176	(401)	1,593
Other	586	(597)	208	503	700

Total consumer loans	8,227	(896)	1,061	(878)	7,514
Commercial	6,512	(952)	331	333	6,224
Construction:
Residential	1,184	—	—	442	1,626
Commercial	642	—	—	318	960

Total construction	1,826	—	—	760	2,586

Total	$30,323	$(1,940)	$1,443	$1,777	$31,603

	Allowance for Loan Losses – As of September 30, 2018
(in thousands)	Individually evaluated for impairment	Loans pooled for evaluation	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$57	$2,313	$30	$2,400
Commercial	268	12,552	59	12,879

Total mortgage loans on real estate	325	14,865	89	15,279
Consumer:
Home equity lines of credit	168	5,046	7	5,221
Home equity loans	175	1,418	—	1,593
Other	103	597	—	700

Total consumer loans	446	7,061	7	7,514
Commercial	1,857	4,353	14	6,224
Construction:
Residential	—	1,626	—	1,626
Commercial	—	960	—	960

Total construction	—	2,586	—	2,586

Total	$2,628	$28,865	$110	$31,603

	Loans, Net of Unearned fees – As of September 30, 2018
(in thousands)	Individually evaluated for impairment	Loans pooled for evaluation	Loans acquired with deteriorated credit quality	Total loans, net of unearned fees
Mortgage loans on real estate:
Residential 1-4 family	$4,781	$517,935	$1,698	$524,414
Commercial	13,244	2,586,659	7,885	2,607,788

Total mortgage loans on real estate	18,025	3,104,594	9,583	3,132,202
Consumer:
Home equity lines of credit	2,188	327,649	1,299	331,136
Home equity loans	2,406	37,840	447	40,693
Other	243	49,171	42	49,456

Total consumer loans	4,837	414,660	1,788	421,285
Commercial	4,632	282,588	2,427	289,647
Construction:
Residential	—	114,574	—	114,574
Commercial	—	69,728	—	69,728

Total construction	—	184,302	—	184,302

Total	$27,494	$3,986,144	$13,798	$4,027,436

	Allowance for Loan Losses – Year Ended December 31, 2017
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,748	$(60)	$—	$(371)	$2,317
Commercial	11,517	(186)	397	(287)	11,441

Total mortgage loans on real estate	14,265	(246)	397	(658)	13,758
Consumer:
Home equity lines of credit	7,044	(98)	698	(1,844)	5,800
Home equity loans	2,644	(332)	242	(713)	1,841
Other	622	(1,186)	375	775	586

Total consumer loans	10,310	(1,616)	1,315	(1,782)	8,227
Commercial	5,831	(1,444)	428	1,697	6,512
Construction:
Residential	1,417	(1,104)	—	871	1,184
Commercial	680	—	1	(39)	642

Total construction	2,097	(1,104)	1	832	1,826

Total	$32,503	$(4,410)	$2,141	$89	$30,323

	Allowance for Loan Losses – As of December 31, 2017
(in thousands)	Individually evaluated for impairment	Loans pooled for evaluation	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$230	$1,932	$155	$2,317
Commercial	30	11,351	60	11,441

Total mortgage loans on real estate	260	13,283	215	13,758
Consumer:
Home equity lines of credit	427	5,356	17	5,800
Home equity loans	107	1,734	—	1,841
Other	57	529	—	586

Total consumer loans	591	7,619	17	8,227
Commercial	1,848	4,624	40	6,512
Construction:
Residential	—	1,184	—	1,184
Commercial	—	642	—	642

Total construction	—	1,826	—	1,826

Total	$2,699	$27,352	$272	$30,323

	Loans, Net of Unearned fees – As of December 31, 2017
(in thousands)	Individually evaluated for impairment	Loans pooled for evaluation	Loans acquired with deteriorated credit quality	Total loans, net of unearned fees
Mortgage loans on real estate:
Residential 1-4 family	$5,298	$378,743	$1,385	$385,426
Commercial	13,911	1,892,422	8,563	1,914,896

Total mortgage loans on real estate	19,209	2,271,165	9,948	2,300,322
Consumer:
Home equity lines of credit	2,688	283,502	2,498	288,688
Home equity loans	1,470	41,076	485	43,031
Other	257	24,853	45	25,155

Total consumer loans	4,415	349,431	3,028	356,874
Commercial	4,470	213,358	2,584	220,412
Construction:
Residential	140	67,790	—	67,930
Commercial	—	69,627	—	69,627

Total construction	140	137,417	—	137,557

Total	$28,234	$2,971,371	$15,560	$3,015,165

	Allowance for Loan Losses – Three Months Ended September 30, 2017
(in thousands)	Beginning Balance	Charge- offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,495	$(60)	$—	$(217)	$2,218
Commercial	10,119	(20)	238	1,033	11,370

Total mortgage loans on real estate	12,614	(80)	238	816	13,588
Consumer:
Home equity lines of credit	6,156	(14)	189	(610)	5,721
Home equity loans	2,354	(94)	121	(390)	1,991
Other	645	(349)	91	203	590

Total consumer loans	9,155	(457)	401	(797)	8,302
Commercial	4,729	(291)	61	303	4,802
Construction:
Residential	1,179	(33)	—	284	1,430
Commercial	466	—	—	159	625

Total construction	1,645	(33)	—	443	2,055

Total	$28,143	$(861)	$700	$765	$28,747

	Allowance for Loan Losses – Nine Months Ended September 30, 2017
(in thousands)	Beginning Balance	Charge-offs	Recoveries		Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,748	$(60)	$		$(470)	$2,218
Commercial	11,517	(170)		365	(342)	11,370

Total mortgage loans on real estate	14,265	(230)		365	(812)	13,588
Consumer:
Home equity lines of credit	7,044	(98)		487	(1,712)	5,721
Home equity loans	2,644	(331)		146	(468)	1,991
Other	622	(831)		300	499	590

Total consumer loans	10,310	(1,260)		933	(1,681)	8,302
Commercial	5,831	(1,188)		315	(156)	4,802
Construction:
Residential	1,417	(1,104)		—	1,117	1,430
Commercial	680	—		1	(56)	625

Total construction	2,097	(1,104)		1	1,061	2,055

Total	$32,503	$(3,782)		$1,614	$(1,588)	$28,747

	Allowance for Loan Losses – As of September 30, 2017
(in thousands)	Individually evaluated for impairment	Loans pooled for evaluation	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$240	$1,978	$—	$2,218
Commercial	73	11,022	275	11,370

Total mortgage loans on real estate	313	13,000	275	13,588
Consumer:
Home equity lines of credit	363	5,346	12	5,721
Home equity loans	111	1,880	—	1,991
Other	77	513	—	590

Total consumer loans	551	7,739	12	8,302
Commercial	1,276	3,526	—	4,802
Construction:
Residential	—	1,430	—	1,430
Commercial	—	625	—	625

Total construction	—	2,055	—	2,055

Total	$2,140	$26,320	$287	$28,747

	Loans, Net of Unearned fees – As of September 30, 2017
(in thousands)	Individually evaluated for impairment	Loans pooled for evaluation	Loans acquired with deteriorated credit quality	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$5,027	$384,640	$1,405	$391,072
Commercial	19,788	1,775,843	8,171	1,803,802

Total mortgage loans on real estate	24,815	2,160,483	9,576	2,194,874
Consumer:
Home equity lines of credit	2,219	284,335	2,952	289,506
Home equity loans	1,842	42,454	737	45,033
Other	267	26,470	44	26,781

Total consumer loans	4,328	353,259	3,733	361,320
Commercial	2,938	221,846	2,695	227,479
Construction:
Residential	144	74,976	—	75,120
Commercial	—	72,820	—	72,820

Total construction	144	147,796	—	147,940

Total	$32,225	$2,883,384	$16,004	$2,931,613

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

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators Originated Loans – As of September 30, 2018
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total Originated Loans
Mortgage loans on real estate:
Residential 1-4 family	$334,902	$1,690	$3,923	$—	$340,515
Commercial	1,821,995	28,747	12,862	—	1,863,604

Total mortgage loans on real estate	2,156,897	30,437	16,785	—	2,204,119
Consumer:
Home equity lines of credit	281,480	1,747	1,729	—	284,956
Home equity loans	32,242	1,006	2,308	—	35,556
Other	25,885	334	75	—	26,294

Total consumer loans	339,607	3,087	4,112	—	346,806
Commercial	220,328	9,942	4,471	—	234,741
Construction:
Residential	81,235	32	266	—	81,533
Commercial	62,660	848	—	—	63,508

Total construction	143,895	880	266	—	145,041

Total loans	$2,860,727	$44,346	$25,634	$—	$2,930,707

	Credit Quality Indicators PNCI Loans – As of September 30, 2018
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total PNCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$179,634	$880	$1,687	$—	$182,201
Commercial	729,261	3,478	3,560	—	736,299

Total mortgage loans on real estate	908,895	4,358	5,247	—	918,500
Consumer:
Home equity lines of credit	43,406	826	649	—	44,881
Home equity loans	4,471	116	103	—	4,690
Other	23,083	32	5	—	23,120

Total consumer loans	70,960	974	757	—	72,691
Commercial	51,633	734	112	—	52,479
Construction:
Residential	33,041	—	—	—	33,041
Commercial	6,220	—	—	—	6,220

Total construction	39,261	—	—	—	39,261

Total loans	$1,070,749	$6,066	$6,116	$—	$1,082,931

	Credit Quality Indicators Originated Loans – As of December 31, 2017
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total Originated Loans
Mortgage loans on real estate:
Residential 1-4 family	$315,120	$2,234	$3,168	$—	$320,522
Commercial	1,649,333	18,434	22,743	—	1,690,510

Total mortgage loans on real estate	1,964,453	20,668	25,911	—	2,011,032
Consumer:
Home equity lines of credit	265,345	2,558	2,039	—	269,942
Home equity loans	37,428	800	1,620	—	39,848
Other	22,432	272	155	—	22,859

Total consumer loans	325,205	3,630	3,814	—	332,649
Commercial	195,208	9,492	4,737	—	209,437
Construction:
Residential	67,813	—	107	—	67,920
Commercial	64,492	4,872	—	—	69,364

Total construction	132,305	4,872	107	—	137,284

Total loans	$2,617,171	$38,662	$34,569	$—	$2,690,402

	Credit Quality Indicators PNCI Loans – As of December 31, 2017
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total PNCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$61,411	$218	$1,890	$—	$63,519
Commercial	203,751	11,513	559	—	215,823

Total mortgage loans on real estate	265,162	11,731	2,449	—	279,342
Consumer:
Home equity lines of credit	14,866	450	932	—	16,248
Home equity loans	2,433	188	77	—	2,698
Other	2,207	38	6	—	2,251

Total consumer loans	19,506	676	1,015	—	21,197
Commercial	8,390	1	—	—	8,391
Construction:
Residential	10	—	—	—	10
Commercial	263	—	—	—	263

Total construction	273	—	—	—	273

Total	$293,331	$12,408	$3,464	$—	$309,203

Consumer loans, whether unsecured or secured by real estate, automobiles, or other personal property, are susceptible to three primary risks; non-payment due to income loss, over-extension of credit and, when the borrower is unable to pay, shortfall in collateral value. Typically, payment performance will follow general economic trends in the marketplace driven primarily by rises in the unemployment rate, non-payment is likely due to loss of employment. Loss of collateral value can be due to market demand shifts, damage to collateral itself or a combination of the two.

Problem consumer loans are generally identified by payment history and current performance of the borrower (delinquency). The Bank manages its consumer loan portfolios by monitoring delinquency and contacting borrowers to encourage repayment, suggest modifications if appropriate, and, when continued scheduled payments become unrealistic, initiate repossession or foreclosure through appropriate channels.

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

Collateral values may be determined by appraisals obtained through Bank approved, licensed appraisers, qualified independent third parties, public value information (blue book values for autos), sales invoices, or other appropriate means. Appropriate valuations or revaluations are obtained at initiation of the credit and periodically, but not less than every twelve months depending on collateral type, once repayment is questionable and the loan has been classified.

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

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Originated Past Due Loans - As of September 30, 2018						≥ 90 Days and Still Accruing
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Mortgage loans on real estate:
Residential 1-4 family	$275	$749	$738	$1,762	$338,753	$340,515	$—
Commercial	499	150	117	766	1,862,838	1,863,604	—

Total mortgage loans on real estate	774	899	855	2,528	2,201,591	2,204,119	—
Consumer:
Home equity lines of credit	1,450	97	112	1,659	283,297	284,956	—
Home equity loans	527	293	411	1,231	34,325	35,556	—
Other	262	24	—	286	26,008	26,294	—

Total consumer loans	2,239	414	523	3,176	343,630	346,806	—
Commercial	1,010	134	1,309	2,453	232,288	234,741	—
Construction:
Residential	488	—	—	488	81,045	81,533	—
Commercial	—	—	—	—	63,508	63,508	—

Total construction	488	—	—	488	144,553	145,041	—

Total originated loans	$4,511	$1,447	$2,687	$8,645	$2,922,062	$2,930,707	$—

The following table shows the ending balance of current and past due PNCI loans by loan category as of the date indicated:

	Analysis of PNCI Past Due Loans - As of September 30, 2018							≥ 90 Days and Still Accruing
(in thousands)	30-59 days		60-89 days	> 90 days	Total Past Due Loans	Current	Total
Mortgage loans on real estate:
Residential 1-4 family	$		$397	$163	$560	$181,641	$182,201	$—
Commercial		992	18	949	1,959	734,340	736,299	949

Total mortgage loans on real estate		992	415	1,112	2,519	915,981	918,500	949
Consumer:
Home equity lines of credit		613	192	227	1,032	43,849	44,881	99
Home equity loans		262	—	16	278	4,412	4,690	—
Other		242	—	—	242	22,878	23,120	—

Total consumer loans		1,117	192	243	1,552	71,139	72,691	99
Commercial		30	472	—	502	51,977	52,479	—
Construction:
Residential		—	—	—	—	33,041	33,041	—
Commercial		—	—	—	—	6,220	6,220	—

Total construction		—	—	—	—	39,261	39,261	—

Total PNCI loans		$2,139	$1,079	$1,355	$4,573	$1,078,358	$1,082,931	$1,048

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Originated Past Due Loans - As of December 31, 2017						≥ 90 Days and Still Accruing
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,740	$510	$243	$2,493	$318,029	$320,522	$—
Commercial	158	987	—	1,145	1,689,365	1,690,510	—

Total mortgage loans on real estate	1,898	1,497	243	3,638	2,007,394	2,011,032	—
Consumer:
Home equity lines of credit	528	48	372	948	268,994	269,942	—
Home equity loans	511	107	373	991	38,857	39,848	—
Other	56	36	3	95	22,764	22,859	—

Total consumer loans	1,095	191	748	2,034	330,615	332,649	—
Commercial	956	738	1,527	3,221	206,216	209,437	—
Construction:
Residential	34	—	—	34	67,886	67,920	—
Commercial	—	—	—	—	69,364	69,364	—

Total construction	34	—	—	34	137,250	137,284	—

Total loans	$3,983	$2,426	$2,518	$8,927	$2,681,475	$2,690,402	$—

The following table shows the ending balance of current and past due PNCI loans by loan category as of the date indicated:

	Analysis of PNCI Past Due Loans - As of December 31, 2017						> 90 Days and Still Accruing
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,495	$90	$109	$1,694	$61,825	$63,519	$81
Commercial	70	—	—	70	215,753	215,823	—

Total mortgage loans on real estate	1,565	90	109	1,764	277,578	279,342	81
Consumer:
Home equity lines of credit	298	228	330	856	15,392	16,248	200
Home equity loans	30	—	—	30	2,668	2,698	—
Other	6	26	—	32	2,219	2,251	—

Total consumer loans	334	254	330	918	20,279	21,197	200
Commercial	—	—	—	—	8,391	8,391	—
Construction:
Residential	—	—	—	—	10	10	—
Commercial	—	—	—	—	263	263	—

Total construction	—	—	—	—	273	273	—

Total loans	$1,899	$344	$439	$2,682	$306,521	$309,203	$281

Interest income on originated nonaccrual loans that would have been recognized during the three months ended September 30, 2018 and 2017, if all such loans had been current in accordance with their original terms, totaled $338,000 and $244,000, respectively. Interest income actually recognized on these originated loans during the three months ended September 30, 2018 and 2017 was $59,000 and $33,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended September 30, 2018 and 2017, if all such loans had been current in accordance with their original terms, totaled $39,000 and $90,000, respectively. Interest income actually recognized on these PNCI loans during the three months ended September 30, 2018 and 2017 was $12,000 and $2,000.

Interest income on originated nonaccrual loans that would have been recognized during the nine months ended September 30, 2018 and 2017, if all such loans had been current in accordance with their original terms, totaled $964,000 and $617,000, respectively. Interest income actually recognized on these originated loans during the nine months ended September 30, 2018 and 2017 was $133,000 and $49,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the nine months ended September 30, 2018 and 2017, if all such loans had been current in accordance with their original terms, totaled $93,000 and $188,000. Interest income actually recognized on these PNCI loans during the nine months ended September 30, 2018 and 2017 was $23,000 and $14,000.

The following table shows the ending balance of nonaccrual originated and PNCI loans by loan category as of the date indicated:

	Non Accrual Loans
	As of September 30, 2018			As of December 31, 2017
(in thousands)	Originated	PNCI	Total	Originated	PNCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$2,813	$1,219	$4,032	$1,725	$1,012	$2,737
Commercial	7,876	305	8,181	8,144	—	8,144

Total mortgage loans on real estate	10,689	1,524	12,213	9,869	1,012	10,881
Consumer:
Home equity lines of credit	725	568	1,293	811	402	1,213
Home equity loans	1,933	50	1,983	1,106	44	1,150
Other	3	5	8	7	5	12

Total consumer loans	2,661	623	3,284	1,924	451	2,375
Commercial	3,737	—	3,737	3,669	—	3,669
Construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

Total construction	—	—	—	—	—	—

Total non accrual loans	$17,087	$2,147	$19,234	$15,462	$1,463	$16,925

Impaired originated loans are those where management has concluded that it is probable that the borrower will be unable to pay all amounts due in accordance with the original contractual terms of the loan agreement. The following tables show the recorded investment (financial statement balance), unpaid principal balance, average recorded investment, and interest income recognized for impaired Originated and PNCI loans, segregated by those with no related allowance recorded and those with an allowance recorded for the periods indicated. The average recorded investment and interest income recognized for the three month periods ended September 30, 2018 and 2017 has not been separately presented as the amounts are not considered significant for disclosure.

	Impaired Originated Loans – As of, or for the Nine Months Ended, September 30, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,185	$3,251	$311	$3,562	$57	$3,883	$67
Commercial	12,553	9,619	2,370	11,989	268	11,549	208

Total mortgage loans on real estate	16,738	12,870	2,681	15,551	325	15,432	275
Consumer:
Home equity lines of credit	1,444	1,346	59	1,405	19	1,410	32
Home equity loans	2,554	1,960	157	2,117	30	1,753	24
Other	3	—	3	3	3	3	—

Total consumer loans	4,001	3,306	219	3,525	52	3,166	56
Commercial	4,868	2,135	2,497	4,632	1,857	4,626	78
Construction:
Residential	—	—	—	—	—	68	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	68	—

Total	$25,607	$18,311	$5,397	$23,708	$2,234	$23,292	$409

	Impaired PNCI Loans – As of, or for the Nine Months Ended, September 30, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,302	$1,219	$—	$1,219	$—	$1,275	$—
Commercial	1,255	1,255	—	1,255	—	627	58

Total mortgage loans on real estate	2,557	2,474	—	2,474	—	1,902	58
Consumer:
Home equity lines of credit	852	625	158	783	149	909	13
Home equity loans	296	50	239	289	145	287	9
Other	240	—	240	240	100	257	7

Total consumer loans	1,388	675	637	1,312	394	1,453	29
Commercial	—	—	—	—	—	—	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	$3,945	$3,149	$637	$3,786	$394	$3,355	$87

	Impaired Originated Loans – As of, or for the Twelve Months Ended, December 31, 2017
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,023	$2,058	$1,881	$3,939	$230	$3,501	$143
Commercial	14,186	13,101	810	13,911	30	13,851	645

Total mortgage loans on real estate	18,209	15,159	2,691	17,850	260	17,352	788
Consumer:
Home equity lines of credit	1,581	1,093	401	1,494	111	1,702	47
Home equity loans	1,627	1,107	198	1,305	10	1,193	24
Other	52	4	3	7	3	20	—

Total consumer loans	3,260	2,204	602	2,806	124	2,915	71
Commercial	4,566	575	3,895	4,470	1,848	4,283	184
Construction:
Residential	140	140	—	140	—	76	9
Commercial	—	—	—	—	—	—	—

Total construction	140	140	—	140	—	76	9

Total	$26,175	$18,078	$7,188	$25,266	$2,232	$24,626	$1,052

	Impaired PNCI Loans – As of, or for the Twelve Months Ended, December 31, 2017
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,404	$1,359	$—	$1,359	$—	$1,041	$24
Commercial	—	—	—	—	—	979	—

Total mortgage loans on real estate	1,404	1,359	—	1,359	—	2,020	24
Consumer:
Home equity lines of credit	1,216	591	603	1,194	316	1,240	48
Home equity loans	178	44	121	165	97	117	6
Other	250	—	250	250	54	186	11

Total consumer loans	1,644	635	974	1,609	467	1,543	65
Commercial	—	—	—	—	—	—	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	$3,048	$1,994	$974	$2,968	$467	$3,563	$89

	Impaired Originated Loans – As of, or for the Nine Months Ended, September 30, 2017
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$3,489	$1,777	$1,644	$3,421	$167	$3,242	$90
Commercial	18,643	17,039	1,150	18,189	73	15,990	514

Total mortgage loans on real estate	22,132	18,816	2,794	21,610	240	19,232	604
Consumer:
Home equity lines of credit	1,324	1,108	110	1,218	33	1,564	25
Home equity loans	2,091	1,470	199	1,669	13	1,376	32
Other	59	3	11	14	7	23	(25)

Total consumer loans	3,474	2,581	320	2,901	53	2,963	32
Commercial	3,262	884	2,048	2,932	1,270	3,514	69
Construction:
Residential	144	144	—	144	—	78	7
Commercial	—	—	—	—	—	—	—

Total construction	144	144	—	144	—	78	7

Total	$29,012	$22,425	$5,162	$27,587	$1,563	$25,787	$712

	Impaired PNCI Loans – As of, or for the Nine Months Ended, September 30, 2017
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,634	$1,356	$250	$1,606	$73	$1,165	$24
Commercial	1,869	1,599	—	1,599	—	1,778	—

Total mortgage loans on real estate	3,503	2,955	250	3,205	73	2,943	24
Consumer:
Home equity lines of credit	1,020	394	607	1,001	328	1,143	28
Home equity loans	185	50	123	173	99	121	5
Other	253	—	253	253	71	187	8

Total consumer loans	1,458	444	983	1,427	498	1,451	41
Commercial	6	—	—	—	6	3	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	$4,967	$3,399	$1,233	$4,632	$577	$4,397	$65

At September 30, 2018, $8,845,000 of originated loans were Troubled Debt Restructurings (TDRs) and classified as impaired. The Company had no obligations to lend additional funds on these TDRs as of September 30, 2018. At September 30, 2018, $840,000 of PNCI loans were TDRs and classified as impaired. The Company had no obligations to lend additional funds on these TDRs as of September 30, 2018.

At December 31, 2017, $12,517,000 of originated loans were TDRs and classified as impaired. The Company had obligations to lend $1,000 of additional funds on these TDRs as of December 31, 2017. At December 31, 2017, $1,352,000 of PNCI loans were TDRs and classified as impaired. The Company had no obligations to lend additional funds on these TDRs as of December 31, 2017.

At September 30, 2017, $13,352,000 of originated loans were TDRs and classified as impaired. The Company had obligations to lend $209,000 of additional funds on these TDRs as of September 30, 2017. At September 30, 2017, $1,611,000 of PNCI loans were TDRs and classified as impaired. The Company had obligations to lend $3,000 of additional funds on these TDRs as of September 30, 2017.

The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the Three Months Ended September 30, 2018
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	—	$—	$—	$—	—	$—	$—
Commercial	4	1,326	1,324	(308)	—	—	—

Total mortgage loans on real estate	4	1,326	1,324	(308)	—	—	—
Consumer:
Home equity lines of credit	—	—	—	—	1	128	—
Home equity loans	1	478	478	—	—	—	—
Other	—	—	—	—	—	—	—

Total consumer loans	1	478	478	—	1	128	—
Commercial	2	203	203	—	—	—	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	7	$2,007	$2,005	$(308)	1	$128	$—

	TDR Information for the Nine Months Ended September 30, 2018
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	—	$—	$—	$—	—	$—	$—
Commercial	6	1,743	1,741	(262)	1	169	—

Total mortgage loans on real estate	6	1,743	1,741	(262)	1	169	—
Consumer:
Home equity lines of credit	1	133	138	—	1	128	—
Home equity loans	2	599	599	—	—	—	—
Other	—	—	—	—	—	—	—

Total consumer loans	3	732	737	—	1	128	—
Commercial	4	619	623	(3)	4	340	(2)
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	13	$3,094	$3,101	$(265)	6	$637	$(2)

The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the Three Months Ended September 30, 2017
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	1	$939	$939	$169	1	$99	$—
Commercial	4	2,886	2,886	14	1	219	—

Total mortgage loans on real estate	5	3,825	3,825	183	2	318	—
Consumer:
Home equity lines of credit	—	—	—	—	—	—	—
Home equity loans	1	252	252	—	—	—	—
Other	—	—	—	—	—	—	—

Total consumer loans	1	252	252	—	—	—	—
Commercial	8	1,109	1,109	28		—
Construction:
Residential	1	144	144	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	1	144	144	—	—	—	—

Total	15	$5,330	$5,330	$211	2	$318	$—

	TDR Information for the Nine Months Ended September 30, 2017
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	1	$939	$939	$169	2	$223	$—
Commercial	7	3,509	3,482	(111)	1	219	—

Total mortgage loans on real estate	8	4,448	4,421	58	3	442	—
Consumer:
Home equity lines of credit	3	187	187	27	—	—	—
Home equity loans	1	252	252	—	—	—	—
Other	1	14	14	11	—	—	—

Total consumer loans	5	453	453	38	—	—	—
Commercial	11	1,854	1,748	37		—
Construction:
Residential	1	144	144	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	1	144	144	—	—	—	—

Total	25	$6,899	$6,766	$133	3	$442	$—

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (in thousands):

	Nine months ended September 30,
	2018	2017
Beginning balance, net	$3,226	$3,986
Additions/transfers from loans	536	726
Dispositions/sales	(1,841)	(1,479)
Valuation adjustments	(89)	(162)

Ending balance, net	$1,832	$3,071

Ending valuation allowance	$(143)	$(248)
Ending number of foreclosed assets	11	11
Proceeds from sale of foreclosed assets	$2,206	$1,787
Gain on sale of foreclosed assets	$390	$308

As of September 30, 2018, $1,269,000 of foreclosed residential real estate properties, all of which the Company has obtained physical possession of, are included in foreclosed assets. At September 30, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are underway is $477,000.

Note 7 - Premises and Equipment

Premises and equipment were comprised of:

	September 30,	December 31,
	2018	2017
	(In thousands)
Land & land improvements	$28,958	$9,959
Buildings	64,178	50,340
Furniture and equipment	44,271	35,939

	137,407	96,238
Less: Accumulated depreciation	(49,073)	(40,644)

	88,334	55,594
Construction in progress	956	2,148

Total premises and equipment	$89,290	$57,742

Depreciation expense for premises and equipment amounted to $1,685,000 and $1,520,000 for the three months ended September 30, 2018 and 2017, respectively, and $4,442,000 and $4,224,000 for the nine months ended September 30, 2018 and 2017, respectively.

Note 8 - Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated:

	September 30,			December 31,
(in thousands)	2018	Additions	Reductions	2017
Goodwill	$220,972	156,661	—	$64,311

The following table summarizes the Company’s core deposit intangibles (CDI) as of the dates indicated:

	September 30,		Reductions/	December 31,
(in thousands)	2018	Additions	Amortization	2017
Core deposit intangibles	$37,163	27,605	—	$9,558
Accumulated amortization	(6,452)	—	$(2,068)	(4,384)

Core deposit intangibles, net	$30,711	27,605	$(2,068)	$5,174

The Company recorded additions to its CDI of $27,605,000 in conjunction with the acquisition of FNB Bancorp as of July 6, 2018.    The following table summarizes the Company’s remaining estimated core deposit intangible amortization at September 30, 2018 (in thousands):

Estimated Core Deposit
Years Ended	Intangible Amortization
2018	$1,431
2019	5,723
2020	5,723
2021	5,465
2022	4,776
Thereafter	7,593

Note 9 – Other Assets

Other assets were comprised of (in thousands):

	September 30, 2018	December 31, 2017
Deferred tax asset, net	$31,963	$21,697
Investment in low income housing tax credit funds	23,572	16,854
Prepaid expense	3,420	4,111
Tax refund receivable	2,836	4,754
Capital trusts	1,712	1,706
Software	762	1,126
Life insurance proceeds receivable	—	2,242
Miscellaneous other assets	6,332	2,561

Total other assets	$70,597	$55,051

Note 10 - Deposits

A summary of the balances of deposits follows (in thousands):

	September 30, 2018	December 31, 2017
Noninterest-bearing demand	$1,710,505	$1,368,218
Interest-bearing demand	1,152,705	971,459
Savings	1,801,087	1,364,518
Time certificates, over $250,000	140,805	73,596
Other time certificates	288,015	231,340

Total deposits	$5,093,117	$4,009,131

Certificate of deposit balances of $69,000,000 and $50,000,000 from the State of California were included in time certificates, over $250,000, at September 30, 2018 and December 31, 2017, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,375,000 and $1,366,000 were classified as consumer loans at September 30, 2018 and December 31, 2017, respectively.

Note 11 – Other Liabilities

Other liabilities were comprised of (in thousands):

	September 30, 2018	December 31, 2017
Pension liability	$37,789	$28,472
Low income housing tax credit fund commitments	9,146	8,554
Deferred compensation	9,450	6,605
Accrued salaries and benefits expense	8,990	6,619
Joint beneficiary agreements	3,558	3,365
Loan escrow and servicing payable	2,821	1,958
Deferred revenue	1,978	1,228
Litigation contingency	—	1,450
Miscellaneous other liabilities	8,345	8,171

Total other liabilities	$82,077	$66,422

Note 12 - Commitments and Contingencies

At September 30, 2018, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
(in thousands)
2018	$1,179
2019	4,478
2020	3,774
2021	3,372
2022	2,549
Thereafter	4,097

Future minimum lease payments	$19,449

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	September 30, 2018	December 31, 2017
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$310,844	$257,220
Consumer loans	481,837	422,958
Real estate mortgage loans	149,003	66,267
Real estate construction loans	283,858	187,097
Standby letters of credit	11,277	13,075
Deposit account overdraft privilege	107,956	98,260

Note 13 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $13,507,000 and $5,185,000 during the three months ended September 30, 2018 and 2017, respectively, and $22,649,000 and $14,394,000 during the nine months ended September 30, 2018 and 2017, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight (DBO). Absent approval from the Commissioner of the DBO, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2017, the Bank could have paid dividends of $85,254,000 to the Company without the approval of the Commissioner of the DBO.

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of September 30, 2018, the Company had repurchased 166,600 shares under this plan.

Stock Repurchased Under Equity Compensation Plans

During the three months ended September 30, 2018 and 2017, employees tendered 11,630 and 21,738 shares, respectively, of the Company’s common stock with market value of $453,000, and $762,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to equity compensation plan instruments as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced on August 21, 2007.

During the nine months ended September 30, 2018 and 2017 employees tendered 28,850 and 107,390 shares, respectively, of the Company’s common stock with market value of $1,124,000 and $3,854,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to satisfy tax withholding requirements related to such exercises and the release of restricted stock units (RSUs) as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced on August 21, 2007.

Note 14 - Stock Options and Other Equity-Based Incentive Instruments

Stock option activity during the nine months ended September 30, 2018 is summarized in the following table:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price
Outstanding at December 31, 2017	446,400	$12.63 to $23.21	$16.84
Options granted	—	— to —	—
Options exercised	(27,400)	$15.34 to $23.21	$17.33
Options forfeited	(3,000)	$23.21 to $23.21	$23.21

Outstanding at September 30, 2018	416,000	$12.63 to $23.21	$16.77

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of September 30, 2018:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	413,000	3,000	416,000
Weighted average exercise price	$16.72	$23.21	$16.77
Intrinsic value (in thousands)	$9,045	$46	$9,091
Weighted average remaining contractual term (yrs.)	3.2	6.0	3.2

The 3,000 options that are currently not exercisable as of September 30, 2018 are expected to vest, on a weighted-average basis, over the next year. The Company did not modify any option grants during 2017 or the nine months ended September 30, 2018.

Restricted stock unit (RSU) activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at December 31, 2017	68,457		52,829
RSUs granted	38,605	$39.08	16,939	$36.40
Additional market plus service condition RSUs vested	—		8,506
RSUs added through dividend credits	806		—
RSUs released through vesting	(32,516)		(25,512)
RSUs forfeited/expired	(4,744)		(5,478)

Outstanding at September 30, 2018	70,608		47,284

The 70,608 of service condition vesting RSUs outstanding as of September 30, 2018 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The 70,608 of service condition vesting RSUs outstanding as of September 30, 2018 are expected to vest, and be released, on a weighted-average basis, over the next 1.6 years. The Company expects to recognize $2,063,000 of pre-tax compensation costs related to these service condition vesting RSUs between September 30, 2018 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2017 or during the nine months ended September 30, 2018.

The 47,284 of market plus service condition vesting RSUs outstanding as of September 30, 2018 are expected to vest, and be released, on a weighted-average basis, over the next 1.7 years. The Company expects to recognize $902,000 of pre-tax compensation costs related to these RSUs between September 30, 2018 and their vesting dates. As of September 30, 2018, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 70,926 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2017 or during the nine months ended September 30, 2018.

Note 15 - Noninterest Income and Expense

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
ATM and interchange fees	$4,590	$4,209	$13,335	$12,472
Service charges on deposit accounts	4,015	4,160	11,407	12,102
Other service fees	676	917	2,020	2,521
Mortgage banking service fees	499	514	1,527	1,561
Change in value of mortgage servicing rights	(37)	(325)	38	(795)

Total service charges and fees	9,743	9,475	28,327	27,861

Commissions on sale of non-deposit investment products	728	672	2,414	1,984
Increase in cash value of life insurance	732	732	1,996	2,043
Gain on sale of loans	539	606	1,831	2,293
Lease brokerage income	186	234	514	601
Gain on sale of foreclosed assets	2	37	390	308
Sale of customer checks	88	89	327	287
Gain on sale of investment securities	207	961	207	961
Loss on disposal of fixed assets	(152)	(33)	(206)	(61)
Loss on marketable equity securities	(22)	—	(92)	—
Other	135	157	942	1,266

Total other noninterest income	2,443	3,455	8,323	9,682

Total noninterest income	$12,186	$12,930	$36,650	$37,543

The components of noninterest expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Base salaries, net of deferred loan origination costs	$17,051	$13,600	$45,442	$40,647
Incentive compensation	3,223	2,609	7,834	6,980
Benefits and other compensation costs	5,549	4,724	15,652	14,693

Total salaries and benefits expense	25,823	20,933	68,928	62,320

Occupancy	3,173	2,799	8,574	8,196
Data processing and software	2,786	2,495	7,979	7,332
Merger and acquisition expense	4,150	—	5,227	—
Equipment	1,750	1,816	4,938	5,344
ATM and POS network charges	1,195	1,425	3,858	3,353
Advertising	1,341	1,039	3,214	3,173
Professional fees	929	901	2,475	2,357
Telecommunications	819	716	2,201	2,027
Regulatory assessments and insurance	537	427	1,384	1,252
Intangible amortization	1,390	339	2,068	1,050
Postage	275	325	934	1,058
Courier service	278	235	769	752
Operational losses	217	301	763	1,166
Foreclosed assets expense	93	41	297	117
Provision for (reversal of) foreclosed asset losses	(1)	134	89	162
Other miscellaneous expense	2,623	3,296	9,712	9,289

Total other noninterest expense	21,555	16,289	54,482	46,628

Total noninterest expense	$47,378	$37,222	$123,410	$108,948

Note 16 – Earnings Per Share

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$16,170	$11,897	$45,109	$37,565
Average number of common shares outstanding	30,011	22,932	25,317	22,901
Effect of dilutive stock options and restricted stock	280	312	300	338

Average number of common shares outstanding used to calculate diluted earnings per share	30,291	23,244	25,617	23,239

Options excluded from diluted earnings per share because the effect of these options was antidilutive	10,000	—	10,000	—

Note 17 – Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	September 30,	December 31,
(in thousands)	2018	2017
Net unrealized loss on available for sale securities	$(33,051)	(3,409)
Tax effect	9,771	1,433

Unrealized holding loss on available for sale securities, net of tax	(23,280)	(1,976)

Unfunded status of the supplemental retirement plans	(5,010)	(5,352)
Tax effect	1,481	2,250

Unfunded status of the supplemental retirement plans, net of tax	(3,529)	(3,102)

Joint beneficiary agreement liability	(150)	(150)
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	(150)	(150)

Accumulated other comprehensive loss	$(26,959)	$(5,228)

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Unrealized holding gains (losses) on available for sale securities before reclassifications	$(8,193)	$674	$(29,134)	$6,372
Amounts reclassified out of accumulated other comprehensive income:
Realized gains on debt securities	(207)	(961)	(207)	(961)
Adoption ASU 2016-01	—	—	62	—
Adoption ASU 2018-02	—	—	(425)	—

Total amounts reclassified out of accumulated other comprehensive income	(207)	(961)	(570)	(961)

Unrealized holding gains (losses) on available for sale securities after reclassifications	(8,400)	(287)	(29,704)	5,411
Tax effect	2,483	121	8,763	(2,274)

Unrealized holding gains (losses) on available for sale securities, net of tax	(5,917)	(166)	(20,941)	3,137

Change in unfunded status of the supplemental retirement plans before reclassifications	—	—	668	—
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(13)	(1)	(40)	(5)
Amortization of actuarial losses	128	96	382	288
Adoption ASU 2018-02	—	—	(668)	—

Total amounts reclassified out of accumulated other comprehensive income	115	95	(326)	283

Change in unfunded status of the supplemental retirement plans after reclassifications	115	95	342	283
Tax effect	(34)	(40)	(101)	(119)

Change in unfunded status of the supplemental retirement plans, net of tax	81	55	241	164

Total other comprehensive income (loss)	$(5,836)	$(111)	$(20,700)	$3,301

Note 18 - Fair Value Measurement

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

Marketable equity securities and debt securities available for sale – Marketable equity securities and debt securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. The Company had no securities classified as Level 3 during any of the periods covered in these financial statements.

Loans held for sale – Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics. As such, we classify those loans subjected to recurring fair value adjustments as Level 2.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value at September 30, 2018
Marketable equity securities	$2,846	$2,846	$—	$—
Debt securities available for sale:
Obligations of U.S. government agencies	638,876	—	638,876	—
Obligations of states and political subdivisions	123,420	—	123,420	—
Corporate bonds	4,431	—	4,431	—
Asset backed securities	289,233	—	289,233	—
Loans held for sale	3,824	—	3,824	—
Mortgage servicing rights	7,122	—	—	7,122

Total assets measured at fair value	$1,069,752	$2,846	$1,059,784	$7,122

	Total	Level 1	Level 2	Level 3
Fair value at December 31, 2017
Marketable equity securities	$2,938	$2,938	$—	$—
Debt securities available for sale:
Obligations of U.S. government agencies	604,789	—	604,789	—
Obligations of states and political subdivisions	123,156	—	123,156	—
Loans held for sale	4,616	—	4,616	—
Mortgage servicing rights	6,687	—	—	6,687

Total assets measured at fair value	$742,186	$2,938	$732,561	$6,687

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the nine months ended September 30, 2018 or the year ended December 31, 2017.

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

	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
Three months ended September 30,
2018: Mortgage servicing rights	$7,021	—	$(37)	$138	$7,122
2017: Mortgage servicing rights	$6,596	—	$(325)	$148	$6,419

	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
Nine months ended September 30,
2018: Mortgage servicing rights	$6,687	—	$38	$397	$7,122
2017: Mortgage servicing rights	$6,595	—	$(795)	$619	$6,419

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

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2018:

	Fair Value	Valuation	Unobservable	Range, Weighted
	(in thousands)	Technique	Inputs	Average
Mortgage Servicing Rights	$7,122	Discounted cash flow	Constant prepayment rate	4.8%-33%, 7.3%
			Discount rate	12%, 12%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2017:

	Fair Value	Valuation	Unobservable	Range, Weighted
	(in thousands)	Technique	Inputs	Average
Mortgage Servicing Rights	$6,687	Discounted cash flow	Constant prepayment rate	6.2%-22.0%, 8.9%
			Discount rate	13.0%-15.0%, 13.0%

The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Nine months ended September 30, 2018
Fair value:
Impaired Originated & PNCI loans	$445	—	—	$445	$(808)
Foreclosed assets	863	—	—	863	(23)

Total assets measured at fair value	$1,308	—	—	$1,308	$(831)

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Year ended December 31, 2017
Fair value:
Impaired Originated & PNCI loans	$2,767	—	—	$2,767	$(1,452)
Foreclosed assets	2,217	—	—	2,217	(135)

Total assets measured at fair value	$4,984	—	—	$4,984	$(1,587)

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Nine months ended September 30, 2017
Fair value:
Impaired Originated & PNCI loans	$1,026	—	—	$1,026	$(892)
Foreclosed assets	2,062	—	—	2,062	(157)

Total assets measured at fair value	$3,088	—	—	$3,088	$(1,049)

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2018:

	Fair Value	Valuation		Range,
	(in thousands)	Technique	Unobservable Inputs	Weighted Average
September 30, 2018
Impaired Originated & PNCI loans	$445	Sales comparison approach	Adjustment for differences between comparable sales;	(55.8%) - 60%; (28%)
		Income approach	Capitalization rate	N/A
Foreclosed assets (Residential real estate)	$744	Sales comparison approach	Adjustment for differences between comparable sales	(47%) - 52%; 0.9%
Foreclosed assets (Commercial real estate)	$92	Sales comparison approach	Adjustment for differences between comparable sales	(65%) - 20%; (45%)
Foreclosed assets (Land and construction)	$27	Sales comparison approach	Adjustment for differences between comparable sales	Information not meaningful

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2017:

	Fair Value	Valuation		Range,
	(in thousands)	Technique	Unobservable Inputs	Weighted Average
December 31, 2017
Impaired Originated & PNCI loans	$2,767	Sales comparison approach	Adjustment for differences between comparable sales	(74%) - 23%; (19.76%)
		Income approach	Capitalization rate	N/A
Foreclosed assets (Land & construction)	$1,341	Sales comparison approach	Adjustment for differences between comparable sales	(53%) - 283%; 167%
Foreclosed assets (Residential real estate)	$622	Sales comparison approach	Adjustment for differences between comparable sales	(47%) - 39%; (3.13%)
Foreclosed assets (Commercial real estate)	$254	Sales comparison approach	Adjustment for differences between comparable sales	(84%) - 19%; (84%)

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

In January 2018, the Company adopted the provisions of Accounting Standard Update 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities”, which requires the Company to use the exit price notion when measuring the fair value of financial instruments. The Company used the exit price notion for valuing financial instruments in 2018 and the entry price notion for valuing financial instruments in 2017. The estimated fair values of financial instruments that are reported at amortized cost in the Company’s condensed consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$109,363	$109,363	$105,968	$105,968
Cash at Federal Reserve and other banks	117,180	117,180	99,460	99,460
Level 2 inputs:
Securities held to maturity	459,897	446,287	514,844	518,165
Restricted equity securities	17,250	N/A	16,956	N/A
Level 3 inputs:
Loans, net	3,995,833	3,987,841	2,984,842	2,992,225
Financial liabilities:
Level 2 inputs:
Deposits	5,093,117	5,088,024	4,009,131	4,006,620
Other borrowings	282,831	282,831	122,166	122,166
Level 3 inputs:
Junior subordinated debt	56,996	58,930	56,858	58,466

	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Off-balance sheet:
Level 3 inputs:
Commitments	$1,225,542	$12,255	$933,542	$9,335
Standby letters of credit	11,277	113	13,075	131
Overdraft privilege commitments	107,956	1,080	98,260	983

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

The following tables present actual and required capital ratios as of September 30, 2018 and December 31, 2017 for the Company and the Bank under Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of September 30, 2018 and December 31, 2017 based on the then phased-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased In		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2018:
Total Capital (to Risk Weighted Assets):
Consolidated	$664,197	13.90%	$471,956	9.875%	$501,826	10.50%	N/A	N/A
Tri Counties Bank	$658,075	13.77%	$471,784	9.875%	$501,643	10.50%	$477,756	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$630,294	13.19%	$376,370	7.875%	$406,240	8.50%	N/A	N/A
Tri Counties Bank	$624,172	13.06%	$376,233	7.875%	$406,092	8.50%	$382,205	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$575,010	12.03%	$304,680	6.375%	$334,551	7.00%	N/A	N/A
Tri Counties Bank	$624,172	13.06%	$304,569	6.375%	$334,429	7.00%	$310,541	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$630,294	10.66%	$236,503	4.000%	$236,503	4.00%	N/A	N/A
Tri Counties Bank	$624,172	10.56%	$236,496	4.000%	$236,496	4.00%	$295,620	5.00%

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased In		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2017:
Total Capital (to Risk Weighted Assets):
Consolidated	$528,805	14.07%	$347,694	9.250%	$394,679	10.50%	N/A	N/A
Tri Counties Bank	$525,384	13.98%	$347,535	9.250%	$394,499	10.50%	$375,713	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$495,318	13.18%	$272,517	7.250%	$319,502	8.50%	N/A	N/A
Tri Counties Bank	$491,897	13.09%	$272,392	7.250%	$319,356	8.50%	$300,570	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$440,643	11.72%	$216,134	5.750%	$263,120	7.00%	N/A	N/A
Tri Counties Bank	$491,897	13.09%	$216,035	5.750%	$262,999	7.00%	$244,214	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$495,318	10.80%	$183,400	4.000%	$183,400	4.00%	N/A	N/A
Tri Counties Bank	$491,897	10.73%	$183,394	4.000%	$183,394	4.00%	$229,243	5.00%

As of September 30, 2018, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Also, at September 30, 2018 and December 31, 2017, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.

Beginning January 1, 2016, the Basel III Capital Rules implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At September 30, 2018, the Company and the Bank are in compliance with the capital conservation buffer requirement. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Cautionary Statements Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There can be no assurance that future developments affecting us will be the same as those anticipated by management. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of changes in financial services policies, laws and regulations; technological changes; mergers and acquisitions (including costs or difficulties related to integration of acquired companies); changes in the level of our nonperforming assets and charge-offs; any deterioration in values of California real estate, both residential and commercial; the effect of changes in accounting standards and practices; possible other-than-temporary impairment of securities held by us; changes in consumer spending, borrowing and savings habits; our ability to attract deposits and other sources of liquidity; changes in the financial performance and/or condition of our borrowers; the impact of competition from other financial service providers; the possibility that any of the anticipated benefits of our recent merger with FNB Bancorp (“FNBB”) will not be realized or will not be realized within the expected time period, or that integration of FNBB’s operations will be more costly or difficult than expected; the challenges of integrating and retaining key employees; unanticipated regulatory or judicial proceedings; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and our ability to manage the risks involved in the foregoing. Additional factors that could cause results to differ materially from those described above can be found in Part II Item 1A of this report and our Annual Report on Form 10-K for the year ended December 31, 2017, which is on file with the Securities and Exchange Commission (the “SEC”) and available in the “Investor Relations” section of our website, https://www.tcbk.com/investor-relations and in other documents we file with the SEC.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A detailed discussion related to the Company’s accounting policies including those related to estimates on the allowance for loan losses, other than temporary impairment of investments and impairment of intangible assets, can be found in Note 1 of the financial statements included in the Company’s annual report of Form 10-K for the period ended December 31, 2017.

Geographical Descriptions

For the purpose of describing the geographical location of the Company’s loans, the Company has defined northern California as that area of California north of, and including, Stockton; central California as that area of the State south of Stockton, to and including, Bakersfield; and southern California as that area of the State south of Bakersfield.

Financial Highlights

Performance highlights and other developments for the Company included the following:

•	For the three and nine months ended September 30, 2018, the Company’s return on average assets was 1.05% and 1.15% and the return on average equity was 9.11% and 10.44%.

•	The Company completed the merger of FNBB effective July 6, 2018 with the systems integration being achieved just two weeks later.

•	As of September 30, 2018, the Company reached record levels of total assets, total loans and total deposits which were $6.32 billion, $4.03 billion and $5.09 billion, respectively.

•	The loan to deposit ratio increased to 79.1% at September 30, 2018 as compared to 77.2% at June 30, 2018 and 75.2% at December 31, 2017.

•	Net interest margin grew 18 basis points to 4.32% on a tax equivalent basis as compared to 4.14% in the trailing quarter.

•

Annualized organic loan and deposit growth during the nine months ended September 30, 2018 was 7.9% and 3.1%. During the current quarter, organic loan and deposit growth was 5.9% and 2.4% on an annualized basis.

•	Non-interest bearing deposits as a percentage of total deposits were 33.6% at September 30, 2018 and June 30, 2018 as compared to 34.1% at December 31, 2017.

•

The average rate of interest paid on deposits, including noninterest-bearing deposits, remained low and stable at 0.16%. This incorporates the impact of the FNBB deposit portfolio which had a 0.24% average cost of total deposits on the day of acquisition.

•	Non-performing assets to total assets were 0.46% as of September 30, 2018 as compared to 0.55% and 0.58% at June 30, 2018 and December 31, 2017, respectively.

TRICO BANCSHARES

Financial Summary

(In thousands, except per share amounts; unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net interest income	$60,489	$44,084	$151,344	$129,511
Provision for (benefit from) loan losses	2,651	765	1,777	(1,588)
Noninterest income	12,186	12,930	36,650	37,543
Noninterest expense	(47,378)	(37,222)	(123,410)	(108,948)
Provision for income taxes	(6,476)	(7,130)	(17,698)	(22,129)

Net income	$16,170	$11,897	$45,109	$37,565

Share Data
Earnings per share:
Basic	$0.54	$0.52	$1.78	$1.64
Diluted	$0.53	$0.51	$1.76	$1.62
Per share:
Dividends paid	$0.17	$0.17	$0.51	$0.49
Book value at period end	$26.37	$22.09
Average common shares outstanding	30,011	22,932	25,317	22,901
Average diluted common shares outstanding	30,291	23,244	25,617	23,239
Shares outstanding at period end	30,418	22,941
Financial Ratios
During the period (annualized):
Return on average assets	1.05%	1.02%	1.15%	1.14%
Return on average equity	9.11%	9.38%	10.44%	10.09%
Net interest margin[1]	4.32%	4.26%	4.21%	4.19%
Efficiency ratio	65.2%	65.3%	65.6%	65.2%
Average equity to average assets	11.5%	11.1%	11.0%	10.9%

[1]	Fully taxable equivalent (FTE)

	September 30,	June 30,	March 31,	December 31,	September 30,
Balance Sheet Data	2018	2018	2018	2017	2017
Total assets	$6,318,865	$4,863,153	$4,779,957	$4,761,315	$4,656,435
Total investments	1,535,953	1,251,776	1,251,776	1,262,683	1,231,759
Total loans	4,027,436	3,116,789	3,069,733	3,015,165	2,931,613
Total non-interest bearing deposits	1,710,505	1,369,834	1,359,996	1,368,218	1,283,949
Total deposits	5,093,117	4,077,222	4,084,404	4,009,131	3,927,456
Total other borrowings	282,831	153,839	65,041	122,166	98,730
Total junior subordinated debt	56,996	56,950	56,905	56,858	56,810
Total shareholders’ equity	802,115	512,344	505,256	505,808	506,733
Total tangible equity (1)	$550,432	$443,537	$436,110	$436,323	$436,909

NOTE:

(1)	Tangible equity is calculated by subtracting Goodwill and Other intangible assets from Total shareholders’ equity.

Ending balances	As of September 30,		$ Change	Acquired	Organic	Organic
($’s in thousands)	2018	2017		Balances	$ Change	% Change
Total assets	$6,318,865	$4,656,435	$1,662,430	$1,463,199	$199,231	4.28%
Total loans	4,027,436	2,931,613	1,095,823	834,683	261,140	8.91%
Total investments	1,535,953	1,231,759	304,194	335,667	(31,473)	(2.56%)
Total deposits	$5,093,117	$3,927,456	$1,165,661	$991,935	$173,726	4.42%

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

The Company reported net income of $16,170,000 for the quarter ended September 30, 2018, compared to $15,029,000 and $11,897,000 for the trailing quarter and the three months ended September 30, 2017, respectively. Diluted earnings per share were $0.53 for the quarter ended September 30, 2018, compared to $0.65 and $0.51 for the trailing quarter and three months ended September 30, 2017. Overall results for the three and nine months ended September 30, 2018 were primarily benefited by the acquisition of First National Bank of Northern California, the wholly owned subsidiary of FNB Bancorp, effective July 6, 2018. In connection with the acquisition and subsequent integration and restructuring, the Company incurred a variety of expenses. During the three and nine month periods ended September 30, 2018 total non-interest expenses increased by $10,156,000 and $14,462,000 as compared to the same periods in 2017. The non-recurring costs included in those increases were $4,150,000 and $5,227,000 for the three and nine months ended September 30, 2018. The Company continued to benefit from the reduction in Federal income tax rate which declined to 21% effective January 1, 2018 as compared to 35% in prior periods.

In addition to the $834,683,000 in loans acquired, recorded net of a $33,417,000 discount, organic loan growth totaled $177,588,000 or an annualized rate of 7.9% during the first nine months of 2018. In addition to the $991,935,000 in acquired deposits, organic deposit growth for the first nine months of 2018 was $92,051,000 or 3.1% on an annualized basis. Total assets acquired from FNB Bancorp totaled $1,306,539,000, inclusive of the core deposit intangible. Goodwill associated with the acquisition of FNB Bancorp was $156,661,000 and the core deposit intangible, which will be amortized over an estimated weighted average life of 6.2 years, was $27,605,000.

Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net interest income (FTE)	$60,846	$44,708	$152,326	$131,385
Provision for (benefit from) loan losses	2,651	765	1,777	(1,588)
Noninterest income	12,186	12,930	36,650	37,543
Noninterest expense	(47,378)	(37,222)	(123,410)	(108,948)
Provision for income taxes (FTE)	(6,833)	(7,754)	(18,680)	(24,003)

Net income	$16,170	$11,897	$45,109	$37,565

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

	Three months ended
	September 30,
	2018	2017	$ Change	% Change
Interest income	$64,554	$45,913	$18,641	40.6%
Interest expense	(4,065)	(1,829)	(2,236)	122.3%

Net interest income (not FTE)	60,489	44,084	16,405	37.2%
FTE adjustment	357	624	(267)	(42.8%)

Net interest income (FTE)	$60,846	$44,708	$16,138	36.1%

Net interest margin (FTE)	4.32%	4.24%

Acquired loans discount accretion:
Purchased loan discount accretion	$2,098	$1,364
Effect on average loan yield	0.21%	0.19%
Effect of purchased loan discount accretion on net interest margin (FTE)	0.15%	0.13%

	Three months ended
	September 30, 2018	June 30, 2018	$ Change	% Change
Interest income	$64,554	$48,478	$16,076	33.2%
Interest expense	(4,065)	(2,609)	(1,456)	55.8%

Net interest income (not FTE)	60,489	45,869	14,620	31.9%
FTE adjustment	357	313	44	14.1%

Net interest income (FTE)	$60,846	$46,182	$14,664	31.8%
Net interest margin (FTE)	4.32%	4.14%
Acquired loans discount accretion:
Purchased loan discount accretion	$2,098	$559
Effect on average loan yield	0.21%	0.07%
Effect of purchased loan discount accretion on net interest margin (FTE)	0.15%	0.05%

	Nine months ended September 30,
	2018	2017	$ Change	% Change
Interest income	$160,153	$134,441	$25,712	19.1%
Interest expense	(8,809)	(4,930)	(3,879)	78.7%

Net interest income (not FTE)	151,344	129,511	21,833	16.9%
FTE adjustment	982	1,874	(892)	(47.6%)

Net interest income (FTE)	$152,326	$131,385	$20,941	15.9%

Net interest margin (FTE)	4.21%	4.21%

Acquired loans discount accretion:
Purchased loan discount accretion	$3,289	$5,075
Effect on average loan yield	0.13%	0.24%
Effect of purchased loan discount accretion on net interest margin (FTE)	0.09%	0.16%

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

	For the three months ended
	September 30, 2018			September 30, 2017
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	/Paid	Balance	Expense	/Paid
Assets:
Loans	$4,028,462	$53,102	5.27%	$2,878,944	$37,268	5.18%
Investment securities - taxable	1,336,361	9,648	2.89%	1,114,112	7,312	2.63%
Investment securities - nontaxable (1)	153,704	1,546	4.02%	136,095	1,665	4.89%

Total investments	1,490,065	11,194	3.00%	1,250,207	8,977	2.87%
Cash at Federal Reserve and other banks	119,635	615	2.06%	85,337	292	1.37%

Total interest-earning assets	5,638,162	64,911	4.61%	4,214,488	46,537	4.42%
Other assets	530,182			357,936

Total assets	$6,168,344			$4,572,424

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,125,159	248	0.09%	$949,348	206	0.09%
Savings deposits	1,803,022	833	0.18%	1,365,249	419	0.12%
Time deposits	430,286	991	0.92%	310,325	403	0.52%

Total interest-bearing deposits	3,358,467	2,072	0.25%	2,624,922	1,028	0.16%
Other borrowings	246,637	1,178	1.91%	65,234	149	0.91%
Junior subordinated debt	56,973	815	5.72%	56,784	652	4.59%

Total interest-bearing liabilities	3,662,077	4,065	0.44%	2,746,940	1,829	0.27%
Noninterest-bearing deposits	1,710,374			1,253,261
Other liabilities	86,131			64,834
Shareholders’ equity	709,762			507,389

Total liabilities and shareholders’ equity	$6,168,344			$4,572,424

Net interest spread (2)			4.17%			4.15%
Net interest income and interest margin (3)		$60,846	4.32%		$44,708	4.24%

	For the nine months ended
	September 30, 2018			September 30, 2017
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	/Paid	Balance	Expense	/Paid
Assets:
Loans	$3,390,447	$130,455	5.13%	$2,807,453	$108,600	5.16%
Investment securities - taxable	1,195,541	25,042	2.79%	1,076,887	21,637	2.68%
Investment securities - nontaxable (1)	142,061	4,254	3.99%	136,213	4,998	4.89%

Total investments	1,337,602	29,296	2.92%	1,213,100	26,635	2.93%
Cash at Federal Reserve and other banks	101,889	1,384	1.81%	139,739	1,080	1.03%

Total interest-earning assets	4,829,938	161,135	4.45%	4,160,292	136,315	4.37%
Other assets	416,520			359,489

Total assets	$5,246,458			$4,519,781

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,038,775	673	0.09%	$931,079	534	0.08%
Savings deposits	1,524,048	1,671	0.15%	1,364,812	1,253	0.12%
Time deposits	350,559	2,058	0.78%	321,150	1,109	0.46%

Total interest-bearing deposits	2,913,382	4,402	0.20%	2,617,041	2,896	0.15%
Other borrowings	165,026	2,106	1.70%	34,413	164	0.64%
Junior subordinated debt	56,928	2,301	5.39%	56,737	1,870	4.39%

Total interest-bearing liabilities	3,135,336	8,809	0.37%	2,708,191	4,930	0.24%
Noninterest-bearing deposits	1,462,209			1,247,201
Other liabilities	72,772			67,854
Shareholders’ equity	576,141			496,535

Total liabilities and shareholders’ equity	$5,246,458			$4,519,781

Net interest spread (2)			4.08%			4.13%
Net interest income and interest margin (3)		$152,326	4.21%		$131,385	4.21%

(1)	Fully taxable equivalent (FTE)
(2)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

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

	Three months ended September 30, 2018
	compared with three months
	ended September 30, 2017
	Volume	Rate	Total
Increase in interest income:
Loans	$14,886	$948	$15,834
Investment securities	1,676	541	2,217
Cash at Federal Reserve and other banks	117	206	323

Total interest-earning assets	16,679	1,695	18,374

Increase in interest expense:
Interest-bearing demand deposits	40	2	42
Savings deposits	131	283	414
Time deposits	156	432	588
Other borrowings	413	616	1,029
Junior subordinated debt	2	161	163

Total interest-bearing liabilities	742	1,494	2,236

Increase in net interest income	$15,937	$201	$16,138

	Nine months ended September 30, 2018
	compared with nine months
	ended September 30, 2017
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$22,562	$(707)	$21,855
Investment securities	2,599	62	2,661
Cash at Federal Reserve and other banks	(292)	596	304

Total interest-earning assets	24,869	(49)	24,820

Increase in interest expense:
Interest-bearing demand deposits	65	74	139
Savings deposits	143	275	418
Time deposits	101	848	949
Other borrowings	627	1,315	1,942
Junior subordinated debt	6	425	431

Total interest-bearing liabilities	942	2,937	3,879

Increase (decrease) in net interest income	$23,927	$(2,986)	$20,941

The following commentary regarding net interest income, interest income and interest expense may be best understood while referencing the Summary of Average Balances, Yields/Rates and Interest Differential and the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid shown above.

Net interest income (FTE) during the three months ended September 30, 2018 increased $16,138,000 or 36.1% to $60,846,000 compared to $44,708,000 during the three months ended September 30, 2017. The increase in net interest income (FTE) was due primarily to an increase in the average balance of loans and a 9 basis point increase in yield on loans, which was partially offset due to an increase in the average balance of interest-bearing liabilities and a 17 basis point increase in the average rate paid on interest-bearing liabilities.

The index utilized in a significant portion of the Company’s variable rate loans, Wall Street Journal Prime, has increased by 1.00% to 5.25% at September 30, 2018 as compared to 4.25% at September 30, 2017. The 9 basis point increase in loan yields from 5.18% during the three months ended September 30, 2017 to 5.27% during the three months ended September 30, 2018 was primarily due to increases in market rates. More specifically, increases in purchased loan discount accretion between the three months ended September 30, 2018 and 2017 contributed to an increase net interest margin by only 2 basis points.    More importantly, yields on loans increased 21 basis points as compared to the prior quarter from 5.06% for the three months ended June 30, 2018 of which 14 basis points were contributed by increases in loan discount accretion and the remaining 7 basis points were contributed by changes in the coupon rate associated with loans. On their acquisition date, the weighted average coupon rate was 4.88% for loans acquired during the three month period ended September 30, 2018.

The increase in the average rate paid on interest-bearing liabilities for the trailing and comparable quarters of 8 basis points and 17 basis points, respectively, was due in part to differences in market rates associated with deposits acquired from First National Bank of Northern California and to increases in the variable rates paid on other borrowings and subordinated debt. The weighted average rate associated with interest bearing acquired deposits was 0.29% for non-time deposits and 0.92% for time deposits on the day of acquisition. The rate paid on other borrowings was 2.31% at September 30, 2018 as compared to 2.05% and 1.11% as of the trailing quarter and the same quarter in the prior year, respectively.

Net interest income (FTE) during the nine months ended September 30, 2018 increased $20,941,000 or 15.9% to $152,326,000 compared to $131,385,000 during the nine months ended September 30, 2017. The increase in net interest income (FTE) was due primarily to an increase in the average balance of loans, which was partially offset by an increase in the average balance of interest-bearing liabilities and a 13 basis point increase in the average rate paid on interest-bearing liabilities.

During the nine months ended September 30, 2018, the average balance of loans increased by $582,994,000 or 20.8% to $3,390,447,000. The increase in net interest income was partially offset by a decrease in the year-to-date purchased loan discount accretion from $5,075,000 during the nine months ended September 30, 2017 to $3,289,000 during the nine months ended September 30, 2018. This decrease in purchased loan discount accretion reduced loan yields by 11 basis points, and net interest margin by 7 basis points. The 13 basis point increase in the average rate paid on interest-bearing liabilities was primarily due to increases in market rates that increased the rates the Company pays on its time deposits, overnight borrowings, and junior subordinated debt.

Also affecting net interest margin during the three and nine months ended September 30, 2018, was the decrease in the Federal tax rate from 35% to 21%. This decrease in the Federal tax rate caused the fully tax-equivalent (FTE) yield on the Company’s nontaxable investments to decrease from 4.89% during the nine months ended September 30, 2017 to 3.99% during the nine months ended September 30, 2018.

As of September 30, 2018, the Bank’s $4,082,558,000 principal balance of loans, net of charge-offs, and not including deferred loan fees and purchase discounts, was made up of loans with principal balances totaling $1,297,815,000 that have fixed interest rates, and $2,784,743,000 of loans with interest rates that are variable. Included in the balance of variable rate loans as of September 30, 2018 were loans with principal balances of approximately $687,114,000 that had adjustable interest rates tied to the prime lending rate that adjust on or near the date of any prime rate change.

Asset Quality and Loan Loss Provisioning

The Company recorded provisions for loan losses of $2,651,000 and $765,000 during the three months ended September 30, 2018 and 2017, respectively. While the Company did record net charge-offs of $572,000 during the third quarter of 2018 as compared to net charge-offs of $161,000 in the 2017 quarter, the primary cause for the increase in provision for loan losses was due to changes in the Company’s analysis of qualitative factors associated with the California economy. More specifically, the Company has become more cautious about the risks associated with trends in California real estate prices and the decrease in affordability of housing in the markets served by the Company. Loan growth, excluding acquired loans, also contributed to the need for additional provisioning.

During the nine months ended September 30, 2018 the Company recorded a loan loss provision of $1,777,000 as compared to a reversal of provision for loan losses of $1,588,000 during the nine months ended September 30, 2017. Nonperforming loans were $27,148,000, or 0.67% of loans outstanding as of September 30, 2018, compared to $25,420,000, or 0.81% of loans outstanding as of June 30, 2018 and $24,394,000 or 0.81% of loans outstanding as of December 31, 2017. The fair value of loans acquired with deteriorated credit quality during the current quarter totaled $1,302,000.

The Company continued to experience improvement in the overall credit quality of its loan portfolio. At September 30, 2018 loans past due greater than thirty days totaled $13,218,000 or 0.33% of loans outstanding, as compared to $11,626,000 or 0.37% at June 30, 2018 and $11,609,000 or 0.39% at December 31, 2017. At September 30, 2018, classified loans, which includes loans graded substandard or worse plus PCI loans, totaled $45,548,000 (1.13% of total loans) compared to $44,202,000 (1.40%) and $53,593,000 (1.78%) at June 30, 2018 and December 31, 2017, respectively.

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended September 30,
	2018	2017	$ Change	% Change
ATM and interchange fees	$4,590	$4,209	$381	9.1%
Service charges on deposit accounts	4,015	4,160	(145)	(3.5%)
Other service fees	676	917	(241)	(26.3%)
Mortgage banking service fees	499	514	(15)	(2.9%)
Change in value of mortgage servicing rights	(37)	(325)	288	(88.6%)

Total service charges and fees	9,743	9,475	268	2.8%

Commissions on sale of non-deposit investment products	728	672	56	8.3%
Increase in cash value of life insurance	732	732	—	0.0%
Gain on sale of loans	539	606	(67)	(11.1%)
Lease brokerage income	186	234	(48)	(20.5%)
Gain on sale of foreclosed assets	2	37	(35)	(94.6%)
Sale of customer checks	88	89	(1)	(1.1%)
Gain on sale of investment securities	207	961	(754)	(78.5%)
Loss on disposal of fixed assets	(152)	(33)	(119)	360.6%
Loss on marketable equity securities	(22)	—	(22)	—
Other	135	157	(22)	(14.0%)

Total other noninterest income	2,443	3,455	(1,012)	(29.3%)

Total noninterest income	$12,186	$12,930	$(744)	(5.8%)

Noninterest income decreased $744,000 (5.8%) to $12,186,000 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease in noninterest income was due to the changes noted in the table above. The decrease of $241,000 (26.3%) in other service fees was caused primarily by a decrease in merchant residual income due to the lagging effect of transitioning to a new processor, decreasing from $362,000 during the three months ended September 30, 2017 to $161,000 during the three months ended September 30, 2018. Gains from sales of investments securities decreased by $754,000 (78.5%) due to less sales activity during the three month period ending September 30, 2018. Offsetting the decreases in non-interest income was an increase of $288,000 (88.6%) in change in value of mortgage servicing rights (MSRs) due to slight decreases in estimated prepayment speeds during the three months ended September 30, 2018.

	Nine months ended September 30,
	2018	2017	$ Change	% Change
ATM and interchange fees	$13,335	$12,472	$863	6.9%
Service charges on deposit accounts	11,407	12,102	(695)	(5.7%)
Other service fees	2,020	2,521	(501)	(19.9%)
Mortgage banking service fees	1,527	1,561	(34)	(2.2%)
Change in value of mortgage servicing rights	38	(795)	833	(104.8%)

Total service charges and fees	28,327	27,861	466	1.7%

Commissions on sale of non-deposit investment products	2,414	1,984	430	21.7%
Increase in cash value of life insurance	1,996	2,043	(47)	(2.3%)
Gain on sale of loans	1,831	2,293	(462)	(20.1%)
Lease brokerage income	514	601	(87)	(14.5%)
Gain on sale of foreclosed assets	390	308	82	26.6%
Sale of customer checks	327	287	40	13.9%
Gain on sale of investment securities	207	961	(754)	(78.5%)
Loss on disposal of fixed assets	(206)	(61)	(145)	237.7%
Loss on marketable equity securities	(92)	—	(92)	—
Other	942	1,266	(324)	(25.6%)

Total other noninterest income	8,323	9,682	(1,359)	(14.0%)

Total noninterest income	$36,650	$37,543	$(893)	(2.4%)

Noninterest income decreased $893,000 (2.4%) to $36,650,000 during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease in noninterest income was due to the changes noted in the table above. The $695,000 (5.7%) decrease in service charges on deposit accounts was made up of a $688,000 (10%) decrease in nonsufficient fund (NSF) fees to $6,220,000, and a $7,000 (0.1%) decrease in other deposit account service charges to $5,188,000. The decrease in NSF fees was due primarily to continued growth in customer adoption of the Company’s digital services that improves the ability of customers to manage funds and avoid overdrafts. The decrease in other deposit service charges was due primarily to the rapid growth of customer adoption of e-Statements that reduces statement fees. While both of these revenue generating activities decreased, the Company has a net benefit through a reduction in actual operational costs. The decrease of $467,000 (18.5%) in other service fees was caused primarily by a decrease in merchant residual income due to the lagging effect of transitioning to a new processor, decreasing from $890,000 during the prior nine month period to $471,000 during the nine months ended September 30, 2018. Gains from sales of investments securities decreased by $754,000 (78.5%) due to less sales activity during the nine month period ending September 30, 2018. The $833,000 (104.8%) increase in change in value of mortgage servicing rights (MSRs) was due to slight decreases in prepayment speeds during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the Company recorded other non-interest income of $490,000 related to the termination of a loss sharing agreement with the FDIC.

Noninterest Expense

The following table summarizes the Company’s noninterest expense for the periods indicated (dollars in thousands):

	Three months ended September 30,
	2018	2017	$ Change	% Change
Base salaries, net of deferred loan origination costs	$17,051	$13,600	$3,451	25.4%
Incentive compensation	3,223	2,609	614	23.5%
Benefits and other compensation costs	5,549	4,724	825	17.5%

Total salaries and benefits expense	25,823	20,933	4,890	23.4%

Occupancy	3,173	2,799	374	13.4%
Data processing and software	2,786	2,495	291	11.7%
Merger and acquisition expense	4,150	—	4,150	—
Equipment	1,750	1,816	(66)	(3.6%)
Intangible amortization	1,390	339	1,051	310.0%
Advertising	1,341	1,039	302	29.1%
ATM and POS network charges	1,195	1,425	(230)	(16.1%)
Professional fees	929	901	28	3.1%
Telecommunications	819	716	103	14.4%
Regulatory assessments and insurance	537	427	110	25.8%
Courier service	278	235	43	18.3%
Postage	275	325	(50)	(15.4%)
Operational losses	217	301	(84)	(27.9%)
Foreclosed assets expense	93	41	52	126.8%
Provision for (reversal of) foreclosed asset losses	(1)	134	(135)	(100.7%)
Other miscellaneous expense	2,623	3,296	(673)	(20.4%)

Total other noninterest expense	21,555	16,289	5,266	32.3%

Total noninterest expense	$47,378	$37,222	$10,156	27.3%

Average full-time equivalent staff	1,146	993	153	15.4%

Salary and benefit expenses increased $4,890,000 (23.4%) to $25,823,000 during the three months ended September 30, 2018 compared to $20,933,000 during the three months ended September 30, 2017. Base salaries, net of deferred loan origination costs increased $3,451,000 (25.4%) to $17,051,000. The increase in base salaries was primarily due to the additional full-time equivalent employees acquired with the FNBB merger. Average full-time equivalent employees increased by 153 or 15.4% during the comparable quarters. In addition, increases in base salaries due to annual merit increases and the addition of employees with base salaries above the average base salary also contributed to the increase. Commissions and incentive compensation increased $614,000 (23.5%) to $3,223,000 during the three months ended September 30, 2018 compared to the year-ago quarter. Benefits & other compensation expense increased $825,000 (17.5%) to $5,549,000 during the three months ended September 30, 2018 due primarily to the increase in full time equivalent employees and to a lesser extent an increase in health insurance expense. Severance and other merger related non-recurring compensation costs are included with “merger and acquisition expense” in the table above.

Other noninterest expense increased $5,266,000 (32.3%) to $21,555,000 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in other noninterest expense was due to the changes noted in the table above. During the three months ended September 30, 2018, the Company incurred $4,150,000 of merger related expense associated with the merger with FNB Bancorp.

	Nine months ended September 30,
	2018	2017	$ Change	% Change
Base salaries, net of deferred loan origination costs	$45,442	$40,647	$4,795	11.8%
Incentive compensation	7,834	6,980	854	12.2%
Benefits and other compensation costs	15,652	14,693	959	6.5%

Total salaries and benefits expense	68,928	62,320	6,608	10.6%

Occupancy	8,574	8,196	378	4.6%
Data processing and software	7,979	7,332	647	8.8%
Merger and acquisition expense	5,227	—	5,227	—
Equipment	4,938	5,344	(406)	(7.6%)
ATM and POS network charges	3,858	3,353	505	15.1%
Advertising	3,214	3,173	41	1.3%
Professional fees	2,475	2,357	118	5.0%
Telecommunications	2,201	2,027	174	8.6%
Regulatory assessments and insurance	1,384	1,252	132	10.5%
Intangible amortization	2,068	1,050	1,018	97.0%
Postage	934	1,058	(124)	(11.7%)
Courier service	769	752	17	2.3%
Operational losses	763	1,166	(403)	(34.6%)
Foreclosed assets expense	297	117	180	153.8%
Provision for (reversal of) foreclosed asset losses	89	162	(73)	(45.1%)
Other miscellaneous expense	9,712	9,289	423	4.6%

Total other noninterest expense	54,482	46,628	7,854	16.8%

Total noninterest expense	$123,410	$108,948	$14,462	13.3%

Average full-time equivalent staff	1,050	1,005	45	4.5%

Salary and benefit expenses increased $6,608,000 (10.6%) to $68,928,000 during the nine months ended September 30, 2018 compared to $62,320,000 during the nine months ended September 30, 2017. Base salaries, net of deferred loan origination costs increased $4,795,000 (11.8%) to $45,442,000. The increase in base salaries was primarily due to the additional full-time equivalent employees acquired with the FNBB merger. Average full-time equivalent employees increased by 45 or 4.5% during the comparable nine month periods. In addition, increases in base salaries due to annual merit increases and the addition of employees with base salaries above the average base salary also contributed to the increase. Commissions and incentive compensation increased $854,000 (12.2%) to $7,834,000 during the nine months ended September 30, 2018 compared to the prior year-to-date period. Benefits & other compensation expense increased $959,000 (6.5%) to $15,652,000 during the nine months ended September 30, 2018 due primarily to the increase in full time equivalent employees and to a lesser extent an increase in health insurance expense.

Other noninterest expense increased $7,854,000 (16.8%) to $54,482,000 during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in other noninterest expense was due to the changes noted in the table above. During the nine months ended September 30, 2018, the Company incurred $5,227,000 of merger related expense associated with the merger with FNB Bancorp.

Income Taxes

The effective combined Federal and State income tax rate on income was 28.6% and 28.2% for the three and nine months ended September 30, 2018, and 37.5% and 37.1% for the three and nine months ending September 30, 2017. This decrease in effective combined Federal and State income tax rate was due primarily to a decrease in the Federal tax rate from 35% to 21% effective January 1, 2018.

Financial Condition

Investment Securities

Debt securities available for sale increased $361,066,000 to $1,089,011,000 as of September 30, 2018, compared to December 31, 2017. This increase is attributable to purchases of $370,843,000 that were primarily funded with proceeds from sales of securities of $293,279,000 from the FNBB merger, maturities and principal repayments of $54,510,000, a decrease in fair value of investments securities available for sale of $29,704,000 and amortization of net purchase price premiums of $1,209,000.

The following table presents the available for sale debt securities portfolio by major type as of June 30, 2018 and December 31, 2017:

(dollars in thousands)	September 30, 2018		December 31, 2017
	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government and agencies	$638,876	60.5%	$604,789	83.1%
Obligations of states and political subdivisions	123,420	11.7%	123,156	16.9%
Corporate bonds	4,431	0.4%	—	0.0%
Asset backed securities	289,233	27.4%	—	0.0%

Total debt securities available for sale	$1,055,960	100.0%	$727,945	100.0%

Investment securities held to maturity decreased $54,857,000 to $459,897,000 as of September 30, 2018, as compared to December 31, 2017. This decrease is attributable to principal repayments of $54,203,000, and amortization of net purchase price premiums of $744,000.

The following table presents the held to maturity investment securities portfolio by major type as of June 30, 2018 and December 31, 2017:

(dollars in thousands)	September 30, 2018		December 31, 2017
	Cost Basis	%	Cost Basis	%
Securities held to maturity:
Obligations of U.S. government agencies	$445,309	96.8%	$500,271	97.2%
Obligations of states and political subdivisions	14,588	3.20%	14,573	2.80%

Total securities held to maturity	$459,897	100%	$514,844	100.0%

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

The following table shows the Company’s loan balances, including net deferred loan costs, as of the dates indicated:

(dollars in thousands)	September 30, 2018		December 31, 2017
Real estate mortgage	$3,132,202	77.8%	$2,300,322	76.3%
Consumer	421,285	10.5%	356,874	11.8%
Commercial	289,647	7.1%	220,412	7.3%
Real estate construction	184,302	4.6%	137,557	4.6%

Total loans	$4,027,436	100%	$3,015,165	100%

At September 30, 2018 loans, including net deferred loan costs, totaled $4,027,436,000 which was a $1,012,271,000 (33.6%) increase over the balances at December 31, 2017. In addition to the $834,683,000 in loans acquired from FNBB, which were recorded net of a $33,417,000 discount, organic loan growth totaled $177,588,000 or an annualized rate of 7.9% during the first nine months of 2018.

Asset Quality and Nonperforming Assets

Nonperforming Assets

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

(dollars in thousands)	September 30, 2018	December 31, 2017
Performing nonaccrual loans	$22,429	$20,937
Nonperforming nonaccrual loans	3,671	3,176

Total nonaccrual loans	26,100	24,113
Originated and PNCI loans 90 days past due and still accruing	1,048	281

Total nonperforming loans	27,148	24,394
Foreclosed assets	1,832	3,226

Total nonperforming assets	$28,980	$27,620

Nonperforming assets to total assets	0.46%	0.58%
Nonperforming loans to total loans	0.67%	0.81%
Allowance for loan losses to nonperforming loans	116%	124%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.12%	1.77%

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

	September 30, 2018
(dollars in thousands)	Originated	PNCI	PCI	Total
Performing nonaccrual loans	$14,401	$1,840	$6,188	$22,429
Nonperforming nonaccrual loans	2,686	307	678	3,671

Total nonaccrual loans	17,087	2,147	6,866	26,100
Originated and PNCI loans 90 days past due and still accruing	—	1,048	—	1,048

Total nonperforming loans	17,087	3,195	6,866	27,148
Foreclosed assets	1,042	—	790	1,832

Total nonperforming assets	$18,129	$3,195	$7,656	$28,980

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$301	—	—	$301
Nonperforming assets to total assets	0.29%	0.05%	0.12%	0.46%
Nonperforming loans to total loans	0.42%	0.08%	0.17%	0.67%
Allowance for loan losses to nonperforming loans	170%	23%	0.12%	116.41%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.35%	2.44%	68.91%	2.12%

	December 31, 2017
(dollars in thousands)	Originated	PNCI	PCI	Total
Performing nonaccrual loans	$12,942	$1,305	$6,690	$20,937
Nonperforming nonaccrual loans	2,520	158	498	3,176

Total nonaccrual loans	15,462	1,463	7,188	24,113
Originated loans 90 days past due and still accruing	—	281	—	281

Total nonperforming loans	15,462	1,744	7,188	24,394
Foreclosed assets	1,836	—	1,390	3,226

Total nonperforming assets	$17,298	$1,744	$8,578	$27,620

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$358			$358
Nonperforming assets to total assets	0.36%	0.04%	0.18%	0.58%
Nonperforming loans to total loans	0.57%	0.56%	46.20%	0.81%
Allowance for loan losses to nonperforming loans	188%	53%	4%	124%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.32%	2.22%	34.05%	1.77%

Changes in nonperforming assets during the three months ended September 30, 2018

(in thousands):	Balance at September 30, 2018	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at June 30, 2018
Real estate mortgage:
Residential	$3,038	$116	$(73)	$—	$—	$(1,212)	$4,207
Commercial	15,129	2,688	(418)	—	—	974	11,885
Consumer
Home equity lines	2,133	549	(1,053)	—	—	—	2,637
Home equity loans	3,089	762	(76)	(49)	(511)	238	2,725
Other consumer	8	1	(1)				8
Commercial	3,751	513	(236)	(484)	—	—	3,958
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total nonperforming loans	27,148	4,629	(1,857)	(533)	(511)	—	25,420
Foreclosed assets	1,832	25	(79)	1	511	—	1,374

Total nonperforming assets	$28,980	$4,654	$(1,936)	$(532)	$—	$—	$26,794

The table above does not include deposit overdraft charge-offs.

Nonperforming assets increased during the third quarter of 2018 by $2,186,000 (8.2%) to $28,980,000 at September 30, 2018 compared to $26,794,000 at June 30, 2018. The increase in nonperforming assets during the third quarter of 2018 was primarily the result of acquired FNBB loans with credit deterioration of $1,300,000, new nonperforming loans totaling $3,354,000 and advances on nonperforming loans of $294,000, that were partially offset by sales or upgrades of nonperforming loans of $2,151,000, dispositions of foreclosed assets totaling $79,000, and loan charge-offs of $532,000.

The $4,629,000 in new nonperforming loans during the third quarter of 2018 was comprised of increases of $116,000 on one residential real estate loans, $2,688,000 on six commercial real estate loans, $1,311,000 on 10 home equity lines and loans, and $513,000 on 7 C&I loans. Related charge-offs are discussed below.

Loan charge-offs during the three months ended September 30, 2018

In the third quarter of 2018, the Company recorded $1,014,000 in loan charge-offs and $128,000 in deposit overdraft charge-offs less $519,000 in loan recoveries and $51,000 in deposit overdraft recoveries resulting in $570,000 of net charge-offs. Primary causes of the loan charges taken in the third quarter of 2018 were gross charge-offs of $25,000 on 2 residential real estate loans, $195,000 on 3 home equity lines and loans, $229,000 on 23 other consumer loans, and $693,000 on 18 C&I loans.

Total charge-offs were generally comprised of individual charges of less than $250,000 each. Generally losses are triggered by non-performance by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.

Changes in nonperforming assets during the nine months ended September 30, 2018

(in thousands):	Balance at September 30, 2018	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2017
Real estate mortgage:
Residential	$3,038	$903	$(505)	$(51)	$—	$(1,048)	$3,739
Commercial	15,129	4,257	(2,005)	(15)	—	1,072	11,820
Consumer		—	—	—	—	—
Home equity lines	2,133	2,153	(3,171)	(104)	—	(227)	3,482
Home equity loans	3,089	1,973	(260)	(50)	(511)	301	1,636
Other consumer	8	114	(30)	(87)	—	—	11
Commercial	3,751	1,871	(985)	(743)	—	(98)	3,706
Construction:		—	—	—	—	—
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total nonperforming loans	27,148	11,271	(6,956)	(1,050)	(511)	—	24,394
Foreclosed assets	1,832	25	(1,841)	(89)	511	—	3,226

Total nonperforming assets	$28,980	$11,296	$(8,797)	$(1,139)	$—	$—	$27,620

The table above does not include deposit overdraft charge-offs.

Nonperforming assets increased during the nine month period ending September 30, 2018 by $1,360,000 (4.9%) to $28,980,000 at September 30, 2018 compared to $27,620,000 at December 31, 2017. The increase in nonperforming assets during 2018 was primarily the result of additions of $11,296,000 of nonperforming assets outpacing net paydowns of $8,797,000 and charge-offs/write-downs of $1,139,000.

Loan charge-offs during the nine months ended September 30, 2018

During the first nine months of 2018, the Company recorded $1,594,000 in loan charge-offs and $346,000 in deposit overdraft charge-offs less $1,263,000 in loan recoveries and $180,000 in deposit overdraft recoveries resulting in $497,000 of net charge-offs. Primary causes of the loan charges taken during the nine month period during 2018 were gross charge-offs of $77,000 on 3 residential real estate loans, $150,000 on one commercial real estate loan, $299,000 on 9 home equity lines and loans, $597,000 on 61 other consumer loans, and $952,000 on 26 C&I loans.

Total charge-offs were generally comprised of individual charges of less than $250,000 each. Generally losses are triggered by non-performance by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.

Allowance for Loan Losses

The Components of the Allowance for Loan Losses

The following table sets forth the allowance for loan losses as of the dates indicated:

(dollars in thousands)	September 30, 2018	December 31, 2017
Allowance for originated and PNCI loan losses:
Environmental factors allowance	$13,122	$10,252
Formula allowance	15,743	17,100

Total allowance for originated and PNCI loan losses	28,865	27,352
Allowance for impaired loans	2,628	2,699
Allowance for PCI loan losses	110	272

Total allowance for loan losses	$31,603	$30,323

Allowance for loan losses to loans	0.78%	1.01%

For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Provision for Loan Losses” at “Results of Operations” and “Allowance for Loan Losses” above. Based on the current conditions of the loan portfolio, management believes that the $31,603,000 allowance for loan losses at September 30, 2018 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types and by percentage of the total allowance for loan losses as of the dates indicated:

(in thousands)	September 30, 2018		December 31, 2017
Real estate mortgage	$15,353	48.6%	$13,758	45.4%
Consumer	7,440	23.5%	8,227	27.1%
Commercial	6,224	19.7%	6,512	21.5%
Real estate construction	2,586	8.2%	1,826	6.0%

Total allowance for loan losses	$31,603	100.0%	$30,323	100.0%

The following tables summarize the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Allowance for loan losses:
Balance at beginning of period	$29,524	$31,017	$30,323	$32,503
Provision for loan losses	2,651	(796)	1,777	(2,353)
Loans charged off:
Real estate mortgage:
Residential	(25)	—	(77)	—
Commercial	—	(150)	(15)	(150)
Consumer:
Home equity lines	(172)	(13)	(276)	(84)
Home equity loans	(23)	(206)	(23)	(237)
Other consumer	(229)	(308)	(597)	(482)
Commercial	(693)	(764)	(952)	(897)
Construction:
Residential	—	(1,071)	—	(1,071)
Commercial	—	—	—	—

Total loans charged off	(1,142)	(2,512)	(1,940)	(2,921)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	—	—	—	—
Commercial	15	17	51	127
Consumer:
Home equity lines	151	252	677	298
Home equity loans	139	13	176	25
Other consumer	63	68	208	209
Commercial	202	84	331	254
Construction:
Residential	—	—	—	—
Commercial	—	—	—	1

Total recoveries of previously charged off loans	570	434	1,443	914

Net (charge-offs) recoveries	(572)	(2,078)	(497)	(2,007)

Balance at end of period	$31,603	$28,143	$31,603	$28,143

Average total loans	$4,028,462	$2,878,944	$3,390,447	$2,807,453
Ratios (annualized):
Net charge-offs (recoveries) during period to average loans outstanding during period	0.06%	0.29%	0.02%	0.10%
Provision for (benefit from) loan losses to average loans outstanding during period	0.26%	(0.11)%	0.07%	(0.11)%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the period indicated (dollars in thousands):

	Balance at September 30, 2018	Additions	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Balance at December 31, 2017
Land & Construction	$445	$—	$—	$(1,341)	$—	$1,786
Residential real estate	1,294	536	—	(356)	(72)	1,186
Commercial real estate	93	—	—	(144)	(17)	254

Total foreclosed assets	$1,832	$536	$—	$(1,841)	$(89)	$3,226

Premises and Equipment

Premises and equipment were comprised of:

	September 30, 2018	December 31, 2017
	(In thousands)
Land & land improvements	$28,958	$9,959
Buildings	64,178	50,340
Furniture and equipment	44,271	35,939

	137,407	96,238
Less: Accumulated depreciation	(49,073)	(40,644)

	88,334	55,594
Construction in progress	956	2,148

Total premises and equipment	$89,290	$57,742

During the nine months ended September 30, 2018, premises and equipment increased $31,548,000 due to acquired assets with a fair value of $30,522,000, purchases of $5,736,000, that were partially offset by depreciation of $4,442,000 and disposals of premises and equipment with net book value of $268,000.

Intangible Assets

Intangible assets at were comprised of the following as of the dates indicated:

	September 30, 2018	December 31, 2017
	(In thousands)
Core-deposit intangible	$30,711	$5,174
Goodwill	220,972	64,311

Total intangible assets	$251,683	$69,485

The core-deposit intangible assets resulted from the Bank’s acquisition of FNB Bancorp (FNBB) on July 6, 2018, three bank branches from Bank of America on March 18, 2016, North Valley Bancorp in 2014, and Citizens Bank of Northern California in 2011. The goodwill intangible asset includes $156,661,000 from the acquisition of FNBB, $849,000 from the acquisition of three bank branches from Bank of America on March 18, 2016, $47,943,000 from the North Valley Bancorp acquisition in 2014, and $15,519,000 from the North State National Bank acquisition in 2003.

Amortization of core deposit intangible assets amounting to $1,390,000 and $339,000 was recorded during the three months ended September 30, 2018 and 2017, respectively. Amortization of core deposit intangible assets amounting to $2,068,000 and $1,050,000 was recorded during the nine months ended September 30, 2018 and 2017, respectively.

Investment in Low Income Housing Tax Credit Funds

During the nine months ended September 30, 2018, the Company’s investment in low income housing tax credit funds, recorded in other assets, increased $6,718,000 to $23,572,000 due to capital contributions and the acquisition of $2,794,000 in low income housing tax credit funds from FNBB. During the nine months ended September 30, 2018, the Company also made capital contributions to several of its existing low income housing tax credit fund investments reducing its commitment for future capital contributions to $6,725,000 at September 30, 2018.    This commitment for low income housing tax credit funds is recorded in other liabilities.

Deposits

During the nine months ended September 30, 2018, the Company’s deposits increased $1,083,986,000 to $5,093,117,000.    In addition to the $991,935,000 in acquired deposits, organic deposit growth for the first nine months of 2018 was $92,051,000 or 3.1% on an annualized basis. Included in the September 30, 2018 and December 31, 2017 certificate of deposit balances are $69,000,000 and $50,000,000, respectively, from the State of California. The Company participates in a deposit program offered by the State of California whereby the state may make deposits at the Company’s request subject to collateral and creditworthiness constraints. The negotiated rates on these state deposits are generally more favorable than other wholesale funding sources available to the Company..

Off-Balance Sheet Arrangements

See Note 12 to the condensed consolidated financial statements at Item 1 of Part I of this report for information about the Company’s commitments and contingencies including off-balance-sheet arrangements.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. During the nine months ended September 30, 2018, the Company did not repurchase any shares under this plan. This plan has no stated expiration date for the repurchases. As of September 30, 2018, the Company had repurchased 166,600 shares under this plan, which left 333,400 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $802,115,000 at September 30, 2018. This amount represents an increase of $296,307,000 (59%) from December 31, 2017, the net result of issued stock of $284,437,000, comprehensive income for the period of $24,409,000, the effect of equity compensation vesting of $1,044,000, and the exercise of stock options of $475,000, that were partially offset by dividends paid of $12,984,000, and repurchase of common stock of $1,124,000. The Company’s ratio of equity to total assets was 12.7% and 10.6% as of September 30, 2018 and December 31, 2017, respectively.    We believe that the Company and the Bank were in compliance with applicable minimum capital requirements set forth in the final Basel III Capital rules as of September 30, 2018. The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	September 30, 2018		December 31, 2017
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total capital	13.90%	9.875%	14.07%	9.25%
Tier I capital	13.19%	7.875%	13.18%	7.25%
Common equity Tier 1 capital	12.03%	6.375%	11.72%	5.75%
Leverage	10.66%	4.00%	10.80%	4.00%

See Note 13 and Note 19 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

Liquidity

The Company’s principal source of asset liquidity is cash at the Federal Reserve Bank of San Francisco (“Federal Reserve”) and other banks and marketable investment securities available for sale. At September 30, 2018, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $1,163,349,000, or 18.4% of total assets, representing an increase of $312,044,000 from $851,305,000, or 17.3% of total assets at December 31, 2017. This increase in cash and securities available for sale is due mainly to deposit growth and net cash and available for sale investment securities received in the acquisition of FNBB that was partially offset by new loan originations being in excess of cash received from the maturity and principal repayment of investment securities during the nine months ended September 30, 2018. The Company’s profitability during the first nine months of 2018 generated cash flows from operations of $59,905,000 compared to $45,817,000 during the first nine months of 2017. Net cash used by investing activities of $112,873,000 during the nine months ended September 30, 2018, compared to net cash used by investing activities of $263,864,000 during the nine months ended September 30, 2017. Financing activities provided net cash of $74,083,000 during the nine months ended September 30, 2018, compared to net provided by financing activities of $100,469,000 during the nine months ended September 30, 2017. Deposit balance increases accounted for $92,051,000 and $31,896,000 of financing sources of funds during the nine months ended September 30, 2018 and 2017, respectively. Dividends paid used $12,984,000 and $11,228,000 of cash during the nine months ended September 30, 2018 and 2017, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of September 30, 2018 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

During the nine months ended September 30, 2018, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2018:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number shares that may yet be purchased under the plans or programs (2)
July 1-31, 2018	49,996	$37.72	—	333,400
August 1-31, 2018	41,485	$38.95	—	333,400
September 1-30, 2018	11,211	$39.15	—	333,400

Total	102,692	$38.37	—	333,400

(1)

Includes shares purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 14 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.

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

TRICO BANCSHARES
(Registrant)

Date: November 9, 2018	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)