Form 10-K
period 2018-12-31
TRICO BANCSHARES /
filed 2019-03-01
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

☒  Yes            ☐  No

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

☐  Yes            ☒  No

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2018, was approximately $748,354,000 (based on the closing sales price of the Registrant’s common stock on the date).

The number of shares outstanding of Registrant’s common stock, as of February 25, 2019, was 30,424,119.

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

Information about TriCo Bancshares’ Business

TriCo Bancshares is a bank holding company incorporated in California in 1981 and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company’s principal subsidiary is Tri Counties Bank, a California-chartered commercial bank (the “Bank”) established in Chico, California in 1975. The Bank offers a unique brand of customer Service with Solutions® available in traditional stand-alone and in-store bank branches in communities throughout Northern and Central California and had total assets of approximately $6.4 billion at December 31, 2018. The Bank provides an extensive and competitive breadth of consumer, small business and commercial banking services easily accessed through its California communities branch network, advanced online and mobile banking, a shared nationwide network of over 32,000 ATMs, and bankers available by phone 7 days per week. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits. See “Business of Tri Counties Bank”. The Company and the Bank are headquartered in Chico, California.

As a bank holding company, TriCo is subject to the supervision of the Board of Governors of the Federal Reserve System (the “FRB”) under the BHC Act. The Bank is subject to the supervision of the California Department of Business Oversight (the “DBO”) and the FDIC. See “Regulation and Supervision.”

TriCo has five capital trusts, which are all wholly-owned trust subsidiaries formed for the purpose of issuing trust preferred securities (“Trust Preferred Securities”) and lending the proceeds to TriCo. For more information regarding the trust preferred securities please refer to “Note 13 – Junior Subordinated Debt” to the financial statements at Item 8 of this report.

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

Business of Tri Counties Bank

The Bank was incorporated as a California banking corporation on June 26, 1974, and received its certificate of authority to conduct banking operations on March 11, 1975. The Bank engages in the general commercial banking business in 29 counties in Northern and Central California.

The Bank provides a breadth of personal, small business and commercial financial services including accepting demand, savings and time deposits and making small business, commercial, real estate, and consumer loans, as well as a range of Treasury Management Services and other customary banking services including safe deposit boxes. Brokerage services are provided at the Bank’s offices by the Bank’s arrangement with Raymond James Financial Services, Inc., an independent financial services provider and broker-dealer.

Over 80% of the Bank’s customers are personal banking customers. Less than 20% are business and commercial banking customers serving a diversity of industry types including manufacturing, real estate development, retail, wholesale, transportation, agriculture, commerce and professional services. The majority of the Bank’s loans are direct loans made to individuals and businesses in Northern and Central California where its branches are located. At December 31, 2018, the Bank’s consumer loans net of deferred fees outstanding was $418,982,000 (10.4%), commercial loans outstanding were $276,548,000 (6.9%), and real estate loans including construction loans of $183,384,000 were $3,326,484,000 (82.7%) of total loans. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.

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

Merger with FNB Bancorp

On December 11, 2017, the Company and FNB Bancorp (“FNBB”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) pursuant to which FNBB will be merged with and into TriCo, with TriCo as the surviving corporation (the “Merger”). The Merger Agreement provided that immediately after the Merger, FNBB’s bank subsidiary, First National Bank of Northern California (“First National Bank”), will merge with and into TriCo’s bank subsidiary, Tri Counties Bank, with Tri Counties Bank as the surviving bank (the “Bank Merger”). The Merger and Bank Merger are collectively referred to as the “Merger Transaction.”

The Merger Agreement provided that each share of FNBB common stock issued and outstanding immediately prior to the effective time of the Merger would be canceled and converted into the right to receive 0.98 shares of TriCo common stock (the “Exchange Ratio”), with cash paid in lieu of fractional shares of TriCo common stock.

Based on the closing price of TriCo common stock of $41.64 on December 8, 2017, the consideration value was $40.81 per share of FNBB common stock or approximately $315.3 million in aggregate. On July 6, 2018, the Merger Transaction was completed. Based on the closing price of TriCo’s common stock of $38.41 on July 6, 2018, and based on the conversion of FNBB outstanding common shares to 7,405,277 shares of TCBK common shares, the share consideration value was approximately $284.4 million. The Company also paid cash of $6.7 million to settle and retire all FNBB stock options outstanding as of the acquisition date.

Employees

At December 31, 2018, the Company employed 1,174 persons, including six executive officers. Full time equivalent employees were 1,141. No employees of the Company are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are good.

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

Regulation and Supervision

General

The Company and the Bank are subject to extensive regulation under both federal and state law. This regulation is intended primarily for the protection of customers, depositors, the FDIC deposit insurance fund and the banking system as a whole, and not for the protection of shareholders of the Company. Set forth below is a summary description of the significant laws and regulations applicable to the Company and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

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

The Bank is subject to regulation, supervision and periodic examination by the FDIC, which is the bank’s primary federal regulator because the bank is a state-chartered bank that is not a member of the Federal Reserve System and the DBO, because the bank is a California state chartered bank. This regulation is broad and extends to all of the Bank’s operations.

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

The Bank Holding Company Act

The Company is registered as a bank holding company under the BHC Act. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. Qualified bank holding companies that elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined solely by the FRB). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and agency, and making merchant banking investments. The Company currently has not elected to become a financial holding company.

As a bank holding company, TriCo is required to file reports with the FRB and the FRB periodically examines the Company. Under the Dodd-Frank Act, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support the subsidiary bank.

The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires a bank holding company to obtain the approval of the FRB prior to directly or indirectly acquiring more than 5 percent of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of an acquiring bank’s primary federal regulator is required before it may merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act, consumer compliance, fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

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

Under FDICIA, the federal ban regulatory agencies have establish safety and soundness standards for insured financial institutions covering:

•	Internal controls, information systems and internal audit systems;

•	Loan documentation;

•	Credit underwriting;

•	Interest rate exposure;

•	Asset growth;

•	Compensation, fees and benefits;

•	Asset quality, earnings and stock valuation; and

•	Excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss.

If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. An institution must file a compliance plan within 30 days of a request to do so from the institution’s primary federal regulatory agency. The agencies may elect to initiate enforcement actions in certain cases rather than relying on a plan, particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

Restrictions on Dividends and Distributions

A California corporation such as TriCo may make a distribution to its shareholders to the extent that either the corporation’s retained earnings meet or exceed the amount of the proposed distribution or the value of the corporation’s assets exceed the amount of its liabilities plus the amount of shareholders preferences, if any, and certain other conditions are met. It is the FRB’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. In addition, a bank holding company may be unable to pay dividends on its common stock if it fails to maintain an adequate capital conservation buffer under the new capital rules. See “Regulatory Capital Requirements.”

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

The new Capital Rules may restrict dividends by the Bank if the additional capital conservation buffer is not achieved. See “Regulatory Capital Requirements”.

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

In addition, the CFPB has taken a number of actions that may affect the Bank’s operations and compliance costs, including the following:

•

The issuance of final rules for residential mortgage lending, which became effective January 10, 2013, including definitions for “qualified mortgages” and detailed standards by which lenders must satisfy themselves of the borrower’s ability to repay the loan and revised forms of disclosure under the Truth in Lending Act and the Real Estate Settlement Procedures Act.

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

Regulatory Capital Requirements

The Company and the Bank are subject to the minimum capital requirements of the FRB and FDIC, respectively. Capital requirements may have an effect on the Company’s and the Bank’s profitability and ability to pay dividends. If the Company or the Bank lacks adequate capital to increase its assets without violating the minimum capital requirements or if it forced to reduce the level of its assets in order to satisfy regulatory capital requirements, its ability to generate earnings would be reduced.

For a discussion of the regulatory capital requirements, see “Note 25 – Regulatory Matters” to the consolidated financial statements at Part II, Item 8 of this report.

We believe that we were in compliance with the requirements of the new capital rules applicable to us as of December 31, 2018.

Prompt Corrective Action

Prompt Corrective Action regulations of the federal bank regulatory agencies establish five capital categories in descending order (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), assignment to which depends upon the institution’s total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio. The new capital rules revised the prompt corrective action framework. Under the current prompt corrective action framework, insured depository institutions will be required to meet the following minimum capital level requirements in order to qualify as “well capitalized:” (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8%; (iii) a total capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. Institutions classified in one of the three undercapitalized categories are subject to certain mandatory and discretionary supervisory actions, which include increased monitoring and review, implementation of capital restoration plans, asset growth restrictions, limitations upon expansion and new business activities, requirements to augment capital, restrictions upon deposit gathering and interest rates, replacement of senior executive officers and directors, and requiring divestiture or sale of the institution. The Bank’s capital levels have exceeded the minimums necessary to be considered well capitalized under the current regulatory framework for prompt corrective action since adoption.

Deposit Insurance

Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor. The Bank is subject to deposit insurance assessments as determined by the FDIC. The amount of the deposit insurance assessment for institutions with less than $10.0 billion in assets, such as the Bank, is based on its risk category, with certain adjustments for any unsecured debt or brokered deposits held by the insured bank. Institutions assigned to higher risk categories (that is, institutions that pose a higher risk of loss to the FDIC’s deposit insurance fund (the “DIF”)) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on a combination of its financial ratios and supervisory ratings, reflecting, among other things, its capital levels and the level of supervisory concern that the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.

The Dodd-Frank Act changed the way that deposit insurance premiums are calculated. The assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The Dodd-Frank Act also increased the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by 2020, eliminates the upper limit for the reserve ratio designated by the FDIC each year, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Continued action by the FDIC to replenish the DIF, as well as the changes contained in the Dodd-Frank Act, may result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations.

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

Anti-Money Laundering Laws

A series of banking laws and regulations beginning with the Bank Secrecy Act in 1970 requires banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Today, the Bank Secrecy Act requires that all banking institutions develop and provide for the continued administration of a program reasonably designed to assure and monitor compliance with certain recordkeeping and reporting requirements regarding both domestic and international currency transactions. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate personnel training.

Under the USA Patriot Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships, requirements regarding the Customer Identification Program, as well as enhanced due diligence and “know your customer” standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities. The act also requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.

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

As a lender, we face a significant risk that we will sustain losses because borrowers, guarantors or related parties may fail to perform in accordance with the terms of the loans we make or acquire. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. We have underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that we believe appropriately address this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our respective loan portfolios. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results of operations. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner.

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

The Financial Accounting Standards Board has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires banking organizations to determine the adequacy of their ALLL with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. Under the CECL model, banking organizations will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. ASU 2016-13 is expected to be effective for public business entities for fiscal years after December 15, 2019. CECL will change the manner in which we determine the adequacy of our allowance for loan losses. We are evaluating the impact the CECL model will have on our accounting, but we may recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

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

A downturn in our real estate markets in which we conduct our business in California could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. As real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral could then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2018, approximately 91.7% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. So if there is a significant adverse decline in real estate values in California, the collateral for our loans will provide less security. Real estate values could also be affected by, among other things, earthquakes, drought and national disasters in our markets. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We depend on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of our senior management team of Messrs. Smith, Bailey, Carney, Fleshood, O’Sullivan and Wiese, who have expertise in banking and collective experience in the California markets we serve and have targeted for future expansion. We also depend upon a number of other key executives who are California natives or are long-time residents and who are integral to implementing our business plan. The loss of the services of any one of our senior executive management team or other key executives could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

It is too early to evaluate all of the potential consequences of the tax reform bill, but such consequences could include lower commercial customer borrowings, either due to the increase in cash flows as a result of the reduction in the corporate statutory tax rate or the utilization by businesses in certain sectors of alternative non-debt financing and/or early retirement of existing debt. While the reform bill lowered the corporate federal statutory tax rate, it also eliminated or limited certain federal corporate deductions. There can be no assurance that any benefits realized by us as a result of the reduction in the corporate federal statutory tax rate will ultimately result in increased net income, whether due to decreased loan yields as a result of competition or to other factors. Uncertainty also exists related to state and other taxing jurisdictions’ response to federal tax reform.

Federal income tax treatment of corporations may be further clarified and modified by other legislative, administrative or judicial changes or interpretations at any time. Any such changes could adversely affect us.

Market and Interest Rate Risk

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and leases and investments, and interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and lease and deposit products may not change to the same degree over a given time period. If market interest rates should move contrary to our position, earnings may be negatively affected. In addition, loan and lease volume and quality and deposit volume and mix can be affected by market interest rates as can the businesses of our clients. Changes in levels of market interest rates could have a material adverse effect on our net interest spread, asset quality, origination volume, the value of our loans and investment securities and overall profitability.

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

Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Although we were successful in generating new loans during 2018, the continuation of historically low long-term interest rate levels may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress our loan volumes or cause rates on loans to decline. In addition, an increase in the general level of short-term interest rates on variable rate loans may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. Additionally, if short-term market rates rise, in order to retain existing deposit customers and attract new deposit customers we may need to increase rates we pay on deposit accounts. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

Reduction in the value, or impairment of our investment securities, can impact our earnings and common shareholders’ equity.

We maintained a balance of $1.6 billion, or approximately 25% of our assets, in investment securities at December 31, 2018. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

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

Goodwill and other intangible assets have increased substantially as a result of our acquisitions of FNB Bancorp in 2018 and North Valley Bancorp in 2014. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by U.S. GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

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

Potential acquisitions create risks and may disrupt our business and dilute shareholder value.

We intend to continue to explore opportunities for growth through mergers and acquisitions. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	incurring substantial expenses in pursuing potential acquisitions without completing such acquisitions,

•	exposure to potential asset quality issues of the target company,

•	losing key clients as a result of the change of ownership,

•	the acquired business not performing in accordance with our expectations,

•	difficulties and expenses arising in connection with the integration of the operations of the acquired business with our operations,

•	difficulty in estimating the value of the target company,

•	potential exposure to unknown or contingent liabilities of the target company,

•	management needing to divert attention from other aspects of our business,

•	potentially losing key employees of the acquired business,

•	incurring unanticipated costs which could reduce our earnings per share,

•	assuming potential liabilities of the acquired company as a result of the acquisition,

•	potential changes in banking or tax laws or regulations that may affect the target company,

•	potential disruption to our business, and

•	an acquisition may dilute our earnings per share, in both the short and long term, or it may reduce our tangible capital ratios

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

Our ability to pay dividends to our shareholders is limited by California law and the policies and regulations of the FRB. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. See “Regulation and Supervision – Restrictions on Dividends and Distributions.”

As a holding company with no significant assets other than the Bank, our ability to continue to pay dividends depends in large part upon the Bank’s ability to pay dividends to us. The Bank’s ability to pay dividends or make other capital distributions to us is subject to the restrictions in the California Financial Code.

Our ability to pay dividends to our shareholder and the ability of the Bank to pay in dividends to us are by the requirements that the we and the Bank maintain a certain minimum amount of capital to be considered a “well capitalized” institution as well as a separate capital conservation buffer, as further described under “Item 1 – Supervision and Regulation — Regulatory Capital Requirements” in this report.

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

As of December 31, 2018, directors and executive officers beneficially owned approximately 10.37% of our common stock and our Employee Stock Ownership Plan (“ESOP”) owned approximately 3.9%. Agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock beneficially owned by our board of directors, management, and the ESOP, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.

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

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2018, we had outstanding trust preferred securities and accompanying junior subordinated debentures with face value of $62,889,000. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

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

The Company is engaged in the banking business through 69 traditional branches, 9 in-store branches and 2 loan production offices in 29 counties in northern and central California including the counties of Butte, Colusa, Contra Costa, Del Norte, Fresno, Glenn, Humboldt, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Placer, Sacramento, San Francisco, San Mateo, Santa Clara, Shasta, Siskiyou, Sonoma, Stanislaus, Sutter, Tehama, Trinity, Tulare, Yolo and Yuba. All offices are constructed and equipped to meet prescribed security requirements.

As of December 31, 2018, the Company owned 35 branch office locations, two administrative buildings that include branch locations, and seven other buildings that are used as either administrative, operational, or loan production offices. The Company leased 32 branch office locations, two loan production offices, and two administrative locations. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. All of the Company’s existing facilities are considered to be adequate for the Company’s present and future use. In the opinion of management, all properties are adequately covered by insurance. See “Note 7 – Premises and Equipment” to the consolidated financial statements at Part II, Item 8 of this report.

ITEM 3.	LEGAL PROCEEDINGS

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

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company’s common stock is traded on the Nasdaq under the symbol “TCBK.” The following table shows the high and the low closing sale prices for the common stock for each quarter in the past two years, as reported by Nasdaq:

2018	High	Low
Fourth quarter	$38.45	$31.96
Third quarter	$39.63	$36.98
Second quarter	$40.22	$36.65
First quarter	$39.75	$36.35

2017
Fourth quarter	$43.42	$37.86
Third quarter	$40.75	$33.60
Second quarter	$36.77	$33.05
First quarter	$37.38	$32.84

As of February 25, 2019 there were approximately 1,665 shareholders of record of the Company’s common stock. On February 25, 2019, the closing market price was $40.11 per share.

The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. As of December 31, 2018 $98,438,000 was available for payment of dividends by the Bank to the Company, under applicable laws and regulations. See “Note 26 – Summary of Quarterly Results of Operations (unaudited)” for the quarterly cash dividends paid by the Company in 2018 and 2017.

Issuer Repurchases of Common Stock

The Company has one previously announced stock repurchase plan under which it is currently authorized to purchase shares of its common stock. The table that follows provides additional information regarding this plan.

Announcement Date	Total shares approved for purchase	Total shares repurchased under the plan	Expiration date
8/21/2007	500,000	193,566	none

The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2018:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1-31, 2018	—	$—	—	333,400
November 1-30, 2018	49,173	$38.24	—	333,400
December 1-31, 2018	54,865	$35.87	26,966	306,434

Total	104,038	$38.37	26,966	306,434

(1)

Includes shares purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 15 to the consolidated financial statements at Item 8 of Part II of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.

(2)	Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.

The following graph presents the cumulative total yearly shareholder return from investing $100 on December 31, 2013, in each of TriCo common stock, the Russell 3000 Index, and the SNL Western Bank Index. The SNL Western Bank Index compiled by SNL Financial includes banks located in California, Oregon, Washington, Montana, Hawaii and Alaska with market capitalization similar to that of TriCo’s. The amounts shown assume that any dividends were reinvested.

TriCo Bancshares

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
TriCo Bancshares	100.00	88.68	100.55	127.93	144.27	131.15
Russell 3000 Index	100.00	112.56	113.10	127.50	154.44	146.34
SNL Western Bank Index	100.00	120.01	124.35	137.85	153.70	121.69

Equity Compensation Plans

The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2018. All of our equity compensation plans have been approved by shareholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	—	$—	—
Equity compensation plans approved by shareholders	343,000	$16.67	380,958

Total	343,000	$16.67	380,958

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in connection with our consolidated financial statements and the related notes located at Item 8 of this report.

TRICO BANCSHARES

Financial Summary

(In thousands, except per share amounts; unaudited)

Year ended December 31,	2018	2017	2016	2015	2014
Interest income	$228,218	$181,402	$173,708	$161,414	$121,115
Interest expense	(12,872)	(6,798)	(5,721)	(5,416)	(4,681)

Net interest income	215,346	174,604	167,987	155,998	116,434
(Provision for) benefit from loan losses	(2,583)	(89)	5,970	2,210	4,045
Noninterest income	49,284	50,021	44,563	45,347	34,516
Noninterest expense	(168,695)	(147,024)	(145,997)	(130,841)	(110,379)

Income before income taxes	93,352	77,512	72,523	72,714	44,616
Provision for income taxes	(25,032)	(36,958)	(27,712)	(28,896)	(18,508)

Net income	$68,320	$40,554	$44,811	$43,818	$26,108

Share Data
Earnings per share:
Basic	$2.57	$1.77	$1.96	$1.93	$1.47
Diluted	$2.54	$1.74	$1.94	$1.91	$1.46
Per share:
Dividends paid	$0.70	$0.66	$0.60	$0.52	$0.44
Book value at period end	$27.20	$22.03	$20.87	$19.85	$18.41
Tangible book value at period end	$18.97	$19.01	$17.77	$16.81	$15.31
Average common shares outstanding	26,593	22,912	22,814	22,750	17,716
Average diluted common shares outstanding	26,880	23,250	23,087	22,998	17,923
Shares outstanding at period end	30,417	22,956	22,868	22,775	22,715
Financial Ratios
During the period:
Return on average assets	1.24%	0.89%	1.02%	1.11%	0.87%
Return on average equity	10.75%	8.10%	9.46%	10.04%	8.67%
Net interest margin(1)	4.30%	4.22%	4.23%	4.32%	4.17%
Efficiency ratio	60.79%	63.53%	66.89%	63.28%	70.92%
Average equity to average assets	11.52%	10.99%	10.84%	11.01%	10.00%
Dividend payout ratio	27.24%	37.30%	30.60%	27.20%	30.10%
At period end:
Equity to assets	13.02%	10.62%	10.57%	10.71%	10.68%
Total capital to risk-adjusted assets	14.40%	14.07%	14.65%	15.09%	15.63%
Balance Sheet Data
Total investments	$1,562,846	$1,245,727	$1,152,769	$1,131,415	$759,631
Total loans	4,022,014	3,015,165	2,759,593	2,522,937	2,282,524
Total assets	6,352,441	4,761,315	4,517,968	4,220,722	3,916,458
Total non-interest bearing deposits	1,760,580	1,368,218	1,275,745	1,155,695	1,083,900
Total deposits	5,366,466	4,009,131	3,895,560	3,631,266	3,380,423
Total other borrowings	15,839	122,166	17,493	12,328	9,276
Total junior subordinated debt	57,042	56,858	56,667	56,470	56,272
Total shareholders’ equity	827,373	505,808	477,347	452,116	418,172
Total tangible equity (2)	$577,121	$436,323	$406,473	$382,760	$347,659

(1)	Fully taxable equivalent (FTE)
(2)

Tangible equity is calculated by subtracting Goodwill and Other intangible assets from Total shareholders’ equity. Management believes that tangible equity is meaningful because it is a measure that the Company and investors commonly use to assess capital adequacy.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

As TriCo Bancshares has not commenced any business operations independent of the Bank, the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest income and net interest income are generally presented on a fully tax-equivalent (FTE) basis. The presentation of interest income and net interest income on a FTE basis is a common practice within the banking industry. Interest income and net interest income are shown on a non-FTE basis within Item 7 of this report, and a reconciliation of the FTE and non-FTE presentations is provided below in the discussion of net interest income.

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

On July 6, 2018 the Bank completed its acquisition of FNBB originally announced on December 11, 2017 for an aggregate transaction value of $291,132,000. Through this business combination assets acquired, including core deposit intangibles of $27,605,000, totaled $1,306,539,000 and liabilities assumed totaled $1,172,068. Goodwill recognized totaled $156,661,000 and the merger expenses incurred during the year ended December 31, 2018 totaled $5,227,000.

From time to time the Bank may be presented with the opportunity to purchase individual or pools of loans in whole or in part outside of a transaction that would be considered a business combination. As of December 31, 2018 and 2017 the outstanding carrying value of purchased loans that were not acquired in a business combination totaled $56,023,000 and $69,599,000, respectively.

The Company refers to loans purchased or obtained in a business combination as “purchased credit impaired” (PCI) loans, or “purchased not credit impaired” (PNCI) loans. The Company refers to loans that it originates as “originated” loans. Additional information regarding the FNB Bancorp (FNBB) acquisition can be found in Note 2 in the financial statements at Item 8 of this report. Additional information regarding the definitions and accounting for originated, PNCI and PCI loans can be found in Notes 1, 2, 4 and 5 in the financial statements at Item 8 of this report, and under the heading Asset Quality and Non-Performing Assets below.

Geographical Descriptions

For the purpose of describing the geographical location of the Company’s operations, the Company has defined northern California as that area of California north of, and including, Stockton to the east and San Jose to the west; central California as that area of the state south of Stockton and San Jose, to and including, Bakersfield to the east and San Luis Obispo to the west; and southern California as that area of the state south of Bakersfield and San Luis Obispo.

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

	Year ended December 31,
	2018	2017	2016
Net interest income	$215,346	$174,604	$167,987
(Provision for) benefit from loan losses	(2,583)	(89)	5,970
Noninterest income	49,284	50,021	44,563
Noninterest expense	(168,695)	(147,024)	(145,997)
Provision for income taxes	(25,032)	(36,958)	(27,712)

Net income	$68,320	$40,554	$44,811

Net income per average fully-diluted share	$2.54	$1.74	$1.94
Net income as a percentage of average shareholders’ equity (ROAE)	10.75%	8.10%	9.46%
Net income as a percentage of average total assets (ROAA)	1.24%	0.89%	1.02%

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Following is a summary of the Company’s net interest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2018	2017	2016
Interest income	$228,218	$181,402	$173,708
Interest expense	(12,872)	(6,798)	(5,721)

Net interest income (not FTE)	215,346	174,604	167,987
FTE adjustment	1,304	2,499	2,329

Net interest income (FTE)	$216,650	$177,103	$170,316

Net interest margin (FTE)	4.30%	4.22%	4.23%

Acquired loans discount accretion:
Purchased loan discount accretion	$5,271	$6,564	$7,399
Effect on average loan yield	0.14%	0.23%	0.29%
Effect of purchased loan discount accretion on net interest margin (FTE)	0.10%	0.16%	0.18%

Net interest income (FTE) for the year ended December 31, 2018 increased $39,547,000 (22.3%) to $216,650,000 from $177,103,000 during the year ended December 31, 2017. The increase in net interest income (FTE) was due primarily to a $705,839,000 (24.8%) increase in the average balance of loans to $3,548,498,000 and a $160,433,000 (13.1%) increase in the average balance of investment securities to $1,383,975,000. Increases in average yields for earnings assets from 4.39% during 2017 to 4.55% during 2018 were offset by increases in the average rates paid on interest-bearing liabilities, primarily time deposits and other borrowings. The average rate paid on time deposits increased by 38 basis points from 0.48% during 2017 to 0.86% during 2018. Additionally, the average rate paid on other borrowings increased by 104 basis points, from 0.74% during 2017 to 1.78% during 2018. Also offsetting increases in net interest income was an increase in the average balance of other borrowings, which increased by $113,120,000 (274%) from $41,252,000 during the year ended December 31, 2017 to $154,372,000 during the year ended December 31, 2018. Despite the increase in average balance of other borrowings during the 2018 year as compared to 2017, the outstanding balance of other borrowings decreased to $15,839,000 at December 31, 2018 as compared to $122,166,000 at December 31, 2017. The decrease in other borrowings of $106,327,000 was primarily made possible through deposit growth. See Deposit Portfolio Composition below. The $705,839,000 increase in average loan balances compared to the prior year was due primarily to the merger of FNBB during the third quarter of 2018. The increase in the average yield on loans and investments-taxable was due to increases in the prime lending rate and market rates on investment purchased.

Net interest income (FTE) for the year ended December 31, 2017 increased $6,787,000 (4.0%) to $177,103,000 from $170,316,000 during the year ended December 31, 2016. The increase in net interest income (FTE) was due primarily to a $212,930,000 (8.1%) increase in the average balance of loans to $2,842,659,000, and a 9 basis point increase in the average yield on investments–taxable that were partially offset by a 21 basis point decrease in the average yield on loans, and a 3 basis point increase in the average rate paid on interest bearing liabilities. The $212,930,000 increase in average loan balances compared to the prior year was due primarily to net organic (i.e., not purchased) loan growth that was funded by deposit growth and the use of interest bearing cash at banks and other borrowings. The 9 basis point increase in the average yield on investments-taxable was due to increased market rates on investment securities purchased, and slower prepay speeds on the Company’s mortgage backed securities (“MBS”) investments in 2017 compared to 2016. Slower prepay speeds for MBS investments with net purchase premiums result in higher yields, as was the case for the Company’s MBS investments during 2017 compared to 2016. Accounting for 12 basis points of the 21 point decrease in the average yield on loans from 2016 to 2017 was the recovery of $2,311,000 of loan interest income from the sale of loans in 2016. A decrease in purchased loan discounts accretion accounted for 5 basis points of the 21 point decrease in average loan yield, and the remaining 4 basis point decrease in average loan yield was due primarily to lower average yields on new loans compared to existing loans, primarily during the first half of 2017 that was somewhat alleviated in the second half of 2017 and included the effects of 25 basis point increases in the Federal Funds Rate and the Prime Lending Rate during each of December 2016, and March, June, and December 2017. The 3 basis point increase in the average rate paid on interest-bearing liabilities was due primarily to increased rates paid on time deposits, other borrowings, and junior subordinated debt.

For more information related to loan interest income, including loan purchase discount accretion, see the Summary of Average Balances, Yields/Rates and Interest Differential and Note 26 to the consolidated financial statements at Part II, Item 8 of this report. The “Yield” and “Volume/Rate” tables shown below are useful in illustrating and quantifying the developments that affected net interest income during 2018 and 2017.

Summary of Average Balances, Yields/Rates and Interest Differential – Yield Tables

The following tables present, for the periods indicated, information regarding the Company’s consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income from average earning assets and resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual loans only to the extent cash payments have been received and applied to interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the statutory tax rate applicable during the period presented (dollars in thousands):

	Year ended December 31,
	2018			2017			2016
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$3,548,498	$186,117	5.24%	$2,842,659	$146,794	5.16%	$2,629,729	$141,086	5.37%
Investment securities—taxable	1,241,829	35,702	2.87%	1,087,302	29,096	2.68%	1,064,410	27,578	2.59%
Investment securities—nontaxable (1)	142,146	5,649	3.97%	136,240	6,664	4.89%	126,099	6,210	4.92%

Total investments	1,383,975	41,351	2.99%	1,223,542	35,760	2.92%	1,190,509	33,788	2.84%
Cash at Federal Reserve and other banks	109,352	2,054	1.88%	126,432	1,347	1.07%	205,263	1,163	0.57%

Total interest-earning assets	5,041,825	229,522	4.55%	4,192,633	183,901	4.39%	4,025,501	176,037	4.37%
Other assets	474,301			361,872			347,521

Total assets	$5,516,126			$4,554,505			$4,373,022

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,075,331	945	0.09%	$939,516	744	0.08%	$878,436	441	0.05%
Savings deposits	1,610,202	2,803	0.17%	1,368,705	1,683	0.12%	1,344,304	1,685	0.13%
Time deposits	378,058	3,248	0.86%	317,724	1,531	0.48%	342,511	1,357	0.40%

Total interest-bearing deposits	3,063,591	6,996	0.23%	2,625,945	3,958	0.15%	2,565,251	3,483	0.14%
Other borrowings	154,372	2,745	1.78%	41,252	305	0.74%	18,873	9	0.05%
Junior subordinated debt	56,950	3,131	5.50%	56,762	2,535	4.47%	56,566	2,229	3.94%

Total interest-bearing liabilities	3,274,913	12,872	0.39%	2,723,959	6,798	0.25%	2,640,690	5,721	0.22%
Noninterest-bearing deposits	1,531,383			12,62,592			11,93,297
Other liabilities	74,113			67,301			65,206
Shareholders’ equity	635,717			500,653			473,829

Total liabilities and shareholders’ equity	$5,516,126			$4,554,505			$4,373,022

Net interest spread (2)			4.16%			4.14%			4.15%
Net interest income and interest margin (3)		$216,650	4.30%		$177,103	4.22%		$170,316	4.23%

(1)	The fully-taxable equivalent (FTE) adjustment for interest income of non-taxable investment securities was $1,304, $2,499 and $2,329 for the years ended December 31, 2018, 2017 and 2016, respectively.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid – Volume/Rate Tables

The following table sets forth a summary of the changes in the Company’s interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes applicable to both rate and volume have been included in the rate variance. Amounts are calculated on a fully taxable equivalent basis:

	2018 over 2017			2017 over 2016
	Volume	Rate	Total	Volume	Rate	Total
Increase in interest income:
Loans	$36,421	$2,902	$39,323	$11,434	$(5,726)	$5,708
Investment securities—taxable	4,141	2,465	6,606	593	925	1,518
Investment securities—nontaxable	289	(1,304)	(1,015)	499	(45)	454
Cash at Federal Reserve and other banks	(183)	890	707	(449)	633	184

Total interest-earning assets	40,668	4,953	45,621	12,077	(4,213)	7,864

Increase in interest expense:
Interest-bearing demand deposits	109	92	201	31	272	303
Savings deposits	290	830	1,120	32	(34)	(2)
Time deposits	290	1,427	1,717	(99)	273	174
Other borrowings	837	1,603	2,440	11	285	296
Junior subordinated debt	8	588	596	8	298	306

Total interest-bearing liabilities	1,534	4,540	6,074	(17)	1,094	1,077

Increase in net interest income	$39,134	$413	$39,547	$12,094	$(5,307)	$6,787

The change in volume of interest earning assets and interest bearing liabilities during the year ended December 31, 2018 was significantly impacted by the acquisition of FNBB which was completed on July 6, 2018. The following is a summary of the certain consolidated assets and deposits as of the dates indicated:

Ending balances	As of December 31,		$ Change	Acquired Balances	Organic $ Change	Organic % Change
($’s in thousands)	2018	2017
Total assets	$6,352,441	$4,761,315	$1,591,126	$1,463,200	$127,926	2.69%
Total loans	4,022,014	3,015,165	1,006,849	834,683	172,166	5.71%
Total investments	1,580,096	1,262,683	317,413	335,667	(18,254)	(1.45%)
Total deposits	$5,366,466	$4,009,131	$1,357,335	$991,935	$365,400	9.11%

Annual average balances	As of December 31,		$ Change	Average Acquired Balances *	Organic $ Change	Organic % Change
($’s in thousands)	2018	2017
Total assets	$5,516,126	$4,554,505	$961,621	$713,561	$248,060	5.45%
Total loans	3,548,498	2,842,659	705,839	407,051	298,788	10.51%
Total investments	1,383,975	1,223,542	160,433	163,695	(3,262)	(0.27%)
Total deposits	$4,594,974	$3,888,537	$706,437	$483,738	$222,699	5.73%

*	Average acquired amounts calculated by computing the annualized balance outstanding during the year based on the acquisition date of July 6, 2018 and a 365 day calendar year.

Provision for Loan Losses

The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – year ended December 31, 2018 and 2017” at Note 5 in Item 8 of Part II of this report for the components that make up the provision for loan losses for the years ended December 31, 2018 and 2017.

The Company provided $2,583,000 for loan losses during the year ended December 31, 2018 versus an $89,000 provision for loan losses during the year ended December 31, 2017. The increase in provision for loan losses for the year ended December 31, 2018 compared to the year ended December 31, 2017 was due primarily to estimated losses related to the Camp Fire that occurred in the 4th quarter of 2018. As of December 31, 2018, the Company had established reserves totaling $3,250,000 related to the Camp Fire. As shown in the Table labeled “Allowance for Loan Losses—year ended December 31, 2018” at Note 5 in Item 8 of Part II of this report residential and commercial real estate loans, other consumer loans, commercial, and construction loans experienced provision for loan losses during the year ended December 31, 2018. The level of provision for loan losses of each loan category during the year ended December 31, 2018 was due primarily to increases in the required allowance for loan losses as of December 31, 2018 when compared to the required allowance for loan losses as of December 31, 2017 less net charge-offs during the year ended December 31, 2018. All categories of loans except consumer home equity lines of credit and commercial loans experienced an increase in the required allowance for loan losses during the year ended December 31, 2018. These increases in required allowance for loan losses were due primarily to the estimated losses related to the Camp Fire, as mentioned above, which were offset by improvements in historical loss factors and decreases in nonperforming loans as a total percentage of loans. Total net charge-offs for the year ended December 31, 2018 were $324,000 as compared to total net charge offs for the year ended December 31, 2017 of $2,269,000. Total nonperforming loans decreased from 0.81% of total loans at December 31, 2017 to 0.68% of total loans at December 31, 2018. For details of the change in nonperforming loans during the year ended December 31, 2017 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the year ended December 31, 2018” and “Changes in nonperforming assets during the three months ended December 31, 2018” under the heading “Asset Quality and Non-Performing Assets” below.

The Company provided $89,000 for loan losses during the year ended December 31, 2017 versus a $5,970,000 reversal of provision for loan losses during the year ended December 31, 2016. The increase in provision for loan losses for the year ended December 31, 2017 compared to the year ended December 31, 2016 was due primarily to an increase of $4,266,000 (21.2%) in nonperforming loans during 2017 compared to a $16,991,000 (45.8%) decrease in nonperforming loans during 2016, and net charge-offs of $2,269,000 during 2017 compared to net recoveries of $2,462,000 during 2016. As shown in the Table labeled “Allowance for Loan Losses—year ended December 31, 2017” at Note 5 in Item 8 of Part II of this report residential and commercial real estate loans, home equity lines of credit, home equity loans, and commercial construction loans experienced a reversal of provision for loan losses during the year ended December 31, 2017. The level of provision, or reversal of provision, for loan losses of each loan category during the year ended December 31, 2017 was due primarily to a decrease in the required allowance for loan losses as of December 31, 2017 when compared to the required allowance for loan losses as of December 31, 2016 less net charge-offs during the year ended December 31, 2017. All categories of loans except C & I loans experienced a decrease in the required allowance for loan losses during the year ended December 31, 2017. These decreases in required allowance for loan losses were due primarily to improvements in estimated cash flows and collateral values for impaired loans, and reductions in historical loss factors that were offset by increases in loan balances and nonperforming loans in some loan categories. For details of the change in nonperforming loans during the year ended December 31, 2017 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the year ended December 31, 2017” and “Changes in nonperforming assets during the three months ended December 31, 2017” under the heading “Asset Quality and Non-Performing Assets” below.

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

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
ATM and interchange fees	$18,249	$16,727	$15,859
Service charges on deposit accounts	15,467	16,056	14,365
Other service fees	2,852	3,282	3,121
Mortgage banking service fees	2,038	2,076	2,065
Change in value of mortgage loan servicing rights	(146)	(718)	(2,184)

Total service charges and fees	38,460	37,423	33,226

Commissions on sale of non-deposit investment products	3,151	2,729	2,329
Increase in cash value of life insurance	2,718	2,685	2,717
Gain on sale of loans	2,371	3,109	4,037
Lease brokerage income	678	782	711
Sale of customer checks	449	372	408
Gain on sale of foreclosed assets	408	711	262
Gain on sale of investment securities	207	961	—
Loss on disposal of fixed assets	(185)	(142)	(147)
Loss on marketable equity securities	(64)	—	—
Other	1,091	1,391	1,020

Total other noninterest income	10,824	12,598	11,337

Total noninterest income	$49,284	$50,021	$44,563

Noninterest income decreased $737,000 (1.5%) to $49,284,000 in 2018 compared to $50,021,000 in 2017. The decrease in noninterest income was due primarily to an decrease in service charges on deposit accounts and other service fees of $1,019,000 (5.3%) to $18,319,000, a decrease in gain on sale of loans of $738,000 (23.7%) to $2,371,000, a decrease in gain on sale of investment securities of $754,000 (78.5%), which were partially offset by an increase of $1,522,000 (9.1%) increase in ATM fees and interchange revenue, and a $422,000 (15.5%) increase in commissions on non-depository products. The $1,522,000 increase in ATM fees and interchange revenue was due primarily to the Company’s continued focus in this area, and growth in electronic payments volume. The $738,000 decrease in gain on sale of loans was due primarily to reduced residential mortgage refinance activity in 2018 compared to 2017.

Noninterest income increased $5,458,000 (12.2%) to $50,021,000 in 2017 compared to 2016. The increase in noninterest income was due primarily to an increase in service charges on deposit accounts of $1,691,000 (11.8%) to $16,056,000, an increase in ATM fees and interchange revenue of $868,000 (5.5%) to $16,727,000, an increase of $1,466,000 in change in value of mortgage servicing rights, a $961,000 increase in gain on sale of investments, which were partially offset by a $928,000 (23.0%) decrease in gain on sale of loans, and a $371,000 (36.4%) decrease in other noninterest income. The $1,691,000 increase in service charges on deposit accounts was due primarily to increased fee generation from both consumer and business checking customers. The $868,000 increase in ATM fees and interchange revenue was due primarily to the Company’s continued focus in this area, and growth in electronic payments volume. The $1,466,000 improvement in change in value of mortgage servicing rights (MSRs) was due primarily to a decrease in the market rate of return for such servicing rights thus increasing their value at December 31, 2017 compared to December 31, 2016. The $961,000 gain on sale of investment securities was due to the Company’s decision to sell $24,796,000 of investment securities during the three months ended September 30, 2017 while no investment sales were made during 2016. The $983,000 increase in change in indemnification agreement was the result of the termination of its indemnification agreements with the FDIC during 2017. The $928,000 decrease in gain on sale of loans was due primarily to reduced residential mortgage refinance activity in 2017 compared to 2016.

Noninterest Expense

The following table summarizes the Company’s other noninterest expense for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Base salaries, net of deferred loan origination costs	$62,422	$54,589	$53,169
Incentive compensation	11,147	9,227	8,872
Benefits and other compensation costs	20,373	19,114	18,683

Total salaries and benefits expense	93,942	82,930	80,724

Occupancy	12,139	10,894	10,139
Data processing and software	11,021	10,448	8,846
Equipment	6,651	7,141	6,597
ATM and POS network charges	5,271	4,752	4,999
Merger and acquisition expense	5,227	530	784
Advertising	4,578	4,101	3,829
Professional fees	3,546	3,745	5,409
Intangible amortization	3,499	1,389	1,377
Telecommunications	3,023	2,713	2,749
Regulatory assessments and insurance	1,906	1,676	2,105
Courier service	1,287	1,035	998
Operational losses	1,260	1,394	1,564
Postage	1,154	1,296	1,603
Legal settlement	—	—	1,450
Foreclosed assets expense	382	231	266
Provision for foreclosed asset losses	89	162	140
Other miscellaneous expense	13,720	12,587	12,418

Total other noninterest expense	74,753	64,094	65,273

Total noninterest expense	$168,695	$147,024	$145,997

Average full-time equivalent staff	1,071	1,000	999

Salary and benefit expenses increased $11,012,000 (13.3%) to $93,942,000 during the twelve months ended December 31, 2018 compared to $82,930,000 during the prior twelve months ended December 31, 2017. Base salaries, net of deferred loan origination costs increased $7,833,000 (14.3%) to $62,422,000.The increase in base salaries was due primarily to a 7.1% increase in average full time equivalent employees to 1,071 from 1,000 in the prior year-to-date period. Also affecting the increase in base salaries were annual merit increases and a higher wage base per employee resulting from the employees associated with the FNBB merger transaction due to the Bay Area region’s higher cost of living. Commissions and incentive compensation increased $1,920,000 (20.8%) to $11,147,000 during 2018 compared to 2017 primarily due to organic growth of loans and deposits. Benefits & other compensation expense increased $1,259,000 (6.6%) to $20,373,000 during the year ended December 31, 2018 due primarily to increases in the average full time equivalent employees, as mentioned above, and to a lesser extent, annual increases in healthcare and benefits costs.

Other noninterest expense increased $10,659,000 (16.6%) to $74,753,000 during the year ended December 31, 2018 compared to the year ended December 31, 2017.The increase in other noninterest expense was due primarily to increased costs related to the merger of FNBB. Highlighting some of those increases were merger expenses, increases in intangible amortization, occupancy, data processing, and advertising, which increased by $4,697,000, $2,110,000, $1,245,000, $573,000, and $477,000, respectively, as compared to the prior year. The increases in noninterest expenses were partially offset by decreased equipment expenses and professional fees of $490,000 and $199,000, respectively.

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

Income Taxes

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2018, 2017 and 2016 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	8.6	6.9	6.8
Tax Cuts and Jobs Act impact of federal rate change	—	9.6	—
Tax-exempt interest on municipal obligations	(1.0)	(1.9)	(1.8)
Tax-exempt life insurance related income	(0.6)	(1.3)	(1.3)
Low income housing tax credits	(2.2)	(2.3)	(1.3)
Low income housing tax credit amortization	2.0	2.1	0.8
Equity compensation	(0.5)	(1.2)	—
Non-deductible joint beneficiary agreement expense	0.1	0.1	0.1
Non-deductible merger expenses	0.2	0.2	—
Other	(0.8)	0.5	(0.1)

Effective Tax Rate	26.8%	47.7%	38.2%

On December 22, 2017, President Donald Trump signed into law “H.R.1”, commonly known as the “Tax Cuts and Jobs Act”, which among other items reduces the Federal corporate tax rate from 35% to 21% effective January 1, 2018. This decrease in the Federal corporate tax rate had a positive impact on the Company’s net income beginning January 1, 2018. However, the enactment of the law during 2017 required the Company to re-measure its deferred tax assets and liabilities as of December 31, 2017. The Company concluded that this caused the Company’s net deferred tax asset to be reduced, and Federal income tax expense to be increased by $7,416,000 during the fourth quarter of 2017. Additionally, amortization expense of the low income housing tax credit investments was accelerated by $226,000.

The effective tax rate on income was 26.8%, 47.7%, and 38.2% in 2018, 2017, and 2016, respectively. The effective tax rate was greater than the Federal statutory rates of 21% in 2018 and 35% in 2017 and 2016 due to the combination of state tax expenses of 8.6% in 2018, 6.9% in 2017, and 6.8% in 2016. Tax provision expense for 2017 was increased further by $7,416,000 due to the remeasurement of the Company’s net deferred tax asset resulting from the Federal tax law change. These increases in tax expense were partially offset by Federal tax-exempt investment income of $4,345,000, $4,165,000, and $3,881,000, respectively, Federal and State tax-exempt income of $2,718,000, $2,792,000, and $2,955,000, respectively, from increase in cash value and gain on death benefit of life insurance, low income housing tax credits and losses, net of amortization of $179,000, $142,000, and $197,000, respectively, and equity compensation excess tax benefits of $499,000, $916,000, and $0, respectively. The low income housing tax credits and the equity compensation excess tax benefits represent direct reductions in tax expense. The items noted above resulted in an effective combined Federal and State income tax rate that differed from the combined Federal and State statutory income tax rate of approximately 29.6% during 2018 and 42.0% during 2017 and 2016.

Financial Condition

Investment Securities

The following table presents the available for sale debt securities and marketable equity investment securities portfolio by major type as of the dates indicated:

	Year ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Marketable equity securities	$2,874	$2,938	$2,938	$2,985	$3,002

Debt securities available for sale:
Obligations of U.S. government and agencies	$629,981	$604,789	$429,678	$313,682	$75,120
Obligations of states and political subdivisions	126,072	123,156	117,617	88,218	3,175
Corporate bonds	4,478	—	—	—	1,908
Asset backed securities	354,505	—	—	—	—

Total debt securities available for sale	$1,115,036	$727,945	$547,295	$401,900	$80,203

Debt securities held to maturity:
Obligations of U.S. government agencies	$430,343	$500,271	$597,982	$711,994	$660,836
Obligations of states and political subdivisions	14,593	14,573	14,554	14,536	15,590

Total debt securities held to maturity	$444,936	514,844	$612,536	$726,530	$676,426

Debt securities available for sale increased $387,091,000 to $1,115,036,000 as of December 31, 2018, compared to December 31, 2017. This increase is attributable to purchases of $436,678,000 that were primarily funded with proceeds from sales of securities of $293,279,000 acquired in the FNBB merger, maturities and principal repayments of $73,014,000, a decrease in fair value of investments securities available for sale of $17,267,000 and amortization of net purchase price premiums of $1,541,000.

Debt securities held to maturity decreased $69,908,000 to $444,936,000 as of December 31, 2018, compared to December 31, 2017. This decrease is attributable to principal repayments of $68,937,000 and amortization of net purchase price discounts/premiums of $971,000.

Additional information about the investment portfolio is provided in Note 3 in the financial statements at Item 8 of Part II of this report.

Restricted Equity Securities

Restricted equity securities were $17,250,000 and $16,956,000 at December 31, 2018 and December 31, 2017, respectively. The entire balance of restricted equity securities at December 31, 2018 and 2017 represents the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

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

Loan Portfolio Composition

The following table shows the Company’s loan balances, including net deferred loan fees, at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Real estate mortgage	$3,143,100	$2,300,322	$2,057,824	$1,811,832	$1,615,359
Consumer	418,982	356,874	362,303	395,283	417,084
Commercial	276,548	220,412	217,047	194,913	174,945
Real estate construction	183,384	137,557	122,419	120,909	75,136

Total loans	$4,022,014	$3,015,165	$2,759,593	$2,522,937	$2,282,524

The following table shows the Company’s loan balances, including net deferred loan fees, as a percentage of total loans at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Real estate mortgage	78.1%	76.3%	74.6%	71.8%	70.8%
Consumer	10.4%	11.8%	13.1%	15.7%	18.2%
Commercial	6.9%	7.3%	7.9%	7.7%	7.7%
Real estate construction	4.6%	4.6%	4.4%	4.8%	3.3%

Total loans	100%	100%	100%	100%	100%

At December 31, 2018 loans, including net deferred loan costs, totaled $4,022,014,000 which was a 33.4% ($1,006,849,000) increase over the balances at the end of 2017. Included in the increase in loans in 2018 is acquired loans, net of discount, of $834,683,000 from the acquisition of FNBB.

At December 31, 2017 loans, including net deferred loan costs, totaled $3,015,165,000 which was a 9.3% ($255,572,000) increase over the balances at the end of 2016.

Asset Quality and Nonperforming Assets

Nonperforming Assets

The following tables set forth the amount of the Bank’s nonperforming assets as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Performing nonaccrual loans	$22,689	$20,937	$17,677	$31,033	$45,072
Nonperforming nonaccrual loans	4,805	3,176	2,451	6,086	2,517

Total nonaccrual loans	27,494	24,113	20,128	37,119	47,589
Originated and PNCI loans 90 days past due and still accruing	—	281	—	—	—

Total nonperforming loans	27,494	24,394	20,128	37,119	47,589
Foreclosed assets	2,280	3,226	3,986	5,369	4,894

Total nonperforming assets	$29,774	$27,620	$24,114	$42,488	$52,483

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$1,173	$358	$911	$28	$123
Nonperforming assets to total assets	0.47%	0.58%	0.53%	1.01%	1.34%
Nonperforming loans to total loans	0.68%	0.81%	0.73%	1.47%	2.08%
Allowance for loan losses to nonperforming loans	119%	124%	161%	97%	77%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.11%	1.77%	2.09%	2.69%	3.31%

	December 31, 2018
(dollars in thousands)	Originated	PNCI	PCI	Total
Performing nonaccrual loans	$16,573	$1,269	$4,847	$22,689
Nonperforming nonaccrual loans	2,843	1,589	373	4,805

Total nonaccrual loans	19,416	2,858	5,220	27,494
Originated and PNCI loans 90 days past due and still accruing	—	—	—	—

Total nonperforming loans	19,416	2,858	5,220	27,494
Foreclosed assets	1,490	—	790	2,280

Total nonperforming assets	$20,906	$2,858	$6,010	$29,774

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$800	$—	$373	$1,173
Nonperforming assets to total assets	0.34%	0.04%	0.09%	0.47%
Nonperforming loans to total loans	0.65%	0.28%	36.70%	0.68%
Allowance for loan losses to nonperforming loans	164%	23.3%	2.34%	118.51%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.39%	3.48%	33.69%	2.11%

	December 31, 2017
(dollars in thousands)	Originated	PNCI	PCI	Total
Performing nonaccrual loans	$12,942	$1,305	$6,690	$20,937
Nonperforming nonaccrual loans	2,520	158	498	3,176

Total nonaccrual loans	15,462	1,463	7,188	24,113
Originated loans 90 days past due and still accruing	—	281	—	281

Total nonperforming loans	15,462	1,744	7,188	24,394
Foreclosed assets	1,836	—	1,390	3,226

Total nonperforming assets	$17,298	$1,744	$8,578	$27,620

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$358	$—	$—	$358
Nonperforming assets to total assets	0.36%	0.04%	0.18%	0.58%
Nonperforming loans to total loans	0.57%	0.56%	46.20%	0.81%
Allowance for loan losses to nonperforming loans	188%	53.27%	3.78%	124%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.32%	2.22%	34.05%	1.77%

Changes in nonperforming assets during the year ended December 31, 2018

The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2018:

(in thousands):	Balance at December 31, 2018	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2017
Real estate mortgage:
Residential	$2,854	$2,007	$(1,793)	$(51)	$—	$(1,048)	$3,739
Commercial	15,046	6,204	(3,455)	(15)	(580)	1,072	11,820
Consumer		—	—	—	—	—
Home equity lines	2,749	3,048	(3,401)	(104)	(49)	(227)	3,482
Home equity loans	2,963	2,434	(724)	(51)	(633)	301	1,636
Other consumer	7	114	(31)	(87)	—	—	11
Commercial	3,875	3,209	(1,975)	(967)	—	(98)	3,706
Construction:		—	—	—	—	—
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total nonperforming loans	27,494	17,016	(11,379)	(1,275)	(1,262)	—	24,394
Foreclosed assets	2,280	—	(2,119)	(89)	1,262	—	3,226

Total nonperforming assets	$29,774	$17,016	$(13,498)	$(1,364)	$—	$—	$27,620

The table above does not include deposit overdraft charge-offs.

Nonperforming assets increased by $2,154,000 (7.8%) to $29,774,000 at December 31, 2018 from $27,620,000 at December 31, 2017. The increase in nonperforming assets during 2018 was the result of new nonperforming loans of $17,016,000, that were partially offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $11,379,000, dispositions of foreclosed assets totaling $2,119,000, and net charge-offs of $1,364,000.

Changes in nonperforming assets during the year ended December 31, 2017

The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2017:

(in thousands):	Balance at December 31, 2017	New NPA	Advances/ Paydowns, net	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2016
Real estate mortgage:
Residential	$3,739	$3,416	$(122)	$(60)	$(127)	$183	$449
Commercial	11,820	11,715	(10,394)	(186)	(466)	258	10,893
Consumer
Home equity lines	3,482	1,234	(1,715)	(98)	(550)	(326)	4,937
Home equity loans	1,636	1,701	(606)	(332)	(140)	143	870
Other consumer	11	653	(43)	(637)	—	—	38
Commercial	3,706	5,292	(2,670)	(1,444)	(144)	(258)	2,930
Construction:
Residential	—	1,118	(25)	(1,104)	—	—	11
Commercial	—	—	—	—	—	—	—

Total nonperforming loans	24,394	25,129	(15,575)	(3,861)	(1,427)	—	20,128
Foreclosed assets	3,226	—	(2,161)	(26)	1,427	—	3,986

Total nonperforming assets	$27,620	$25,129	$(17,736)	$(3,887)	$—	$—	$24,114

The table above does not include deposit overdraft charge-offs.

Nonperforming assets increased by $3,506,000 (14.5%) to $27,620,000 at December 31, 2018 from $24,114,000 at December 31, 2017. The increase in nonperforming assets during 2018 was the result of new nonperforming loans of $25,129,000, that were partially offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $15,575,000, dispositions of foreclosed assets totaling $2,161000, and net charge-offs of $3,887,000.

Changes in nonperforming assets during the three months ended December 31, 2018

The following table shows the activity in the balance of nonperforming assets for the quarter ended December 31, 2018:

(in thousands):	Balance at December 31, 2018	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at September 30, 2018
Real estate mortgage:
Residential	$2,854	$1,104	$(1,288)	$—	$—	$—	$3,038
Commercial	15,046	1,947	(1,450)	—	(580)	—	15,129
Consumer
Home equity lines	2,749	895	(230)	—	(49)	—	2,133
Home equity loans	2,963	461	(489)	(1)	(97)	—	3,089
Other consumer	7	—	(1)	—	—	—	8
Commercial	3,875	1,338	(990)	(224)	—	—	3,751
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total nonperforming loans	27,494	5,745	(4,448)	(225)	(726)	—	27,148
Foreclosed assets	2,280	—	(278)	—	726	—	1,832

Total nonperforming assets	$29,774	$5,745	$(4,726)	$(225)	$—	$—	$28,980

The table above does not include deposit overdraft charge-offs.

Nonperforming assets increased during the fourth quarter of 2018 by $794,000 (2.7%) to $29,774,000 at December 31, 2018 compared to $28,980,000 at September 30, 2018. The increase in nonperforming assets during the fourth quarter of 2018 was primarily the result of new nonperforming loans of $5,745,000, that were partially offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $4,448,000, dispositions of foreclosed assets totaling $278,000, and loan charge-offs of $225,000.

The $5,745,000 in new nonperforming loans during the fourth quarter of 2018 was comprised of increases of $1,104,000 on three residential real estate loans, $1,947,000 on seven commercial real estate loans, $1,356,000 on 14 home equity lines and loans, and $1,338,000 on 18 C&I loans.

The $1,104,000 in new nonperforming residential real estate loans was primarily made up of one loan in the amount of $624,000 secured by a single family property in northern California. The $1,947,000 in new nonperforming CRE loans was primarily comprised of three loans in the amount of $1,084,000 secured by agricultural real estate in northern California, one loan in the amount of $454,000 secured by a commercial building in northern California, and three smaller loans totaling $410,000. The $1,338,000 in new nonperforming C&I loans was primarily comprised of two loans totaling $740,000 within a single relationship secured by general business assets in northern California, and three loans within a single relationship in the amount of $209,000 also secured by general business assets in northern California.

Changes in nonperforming assets during the three months ended December 31, 2017

The following table shows the activity in the balance of nonperforming assets for the quarter ended December 31, 2017:

(in thousands):	Balance at December 31, 2017	New NPA	Advances/ Paydowns, net	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at September 30, 2017
Real estate mortgage:
Residential	$3,739	$830	$(30)	$—	$(127)	$—	$3,066
Commercial	11,820	6,318	(6,450)	(16)	(381)	—	12,349
Consumer
Home equity lines	3,481	701	(93)	(1)	(88)	(57)	3,019
Home equity loans	1,435	510	(332)	(202)	(98)	57	1,500
Other consumer	(43)	198	(4)	(256)	—	—	19
Commercial	3,962	2,290	(185)	—	(144)	—	2,001
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total nonperforming loans	24,394	10,847	(7,094)	(475)	(838)	—	21,954
Foreclosed assets	3,226	—	(683)	—	838	—	3,071

Total nonperforming assets	$27,620	$10,847	$(7,777)	$(475)	$—	$—	$25,025

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

Allowance for Loan Losses

The Company’s method for assessing the appropriateness of the allowance for originated and PNCI loan losses includes specific allowances for impaired loans, formula allowance factors for pools of credits, and allowances for changing environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools were based on historical loss experience by product type and prior risk rating.

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

The Components of the Allowance for Loan Losses

The following table sets forth the Bank’s allowance for loan losses as of the dates indicated (dollars in thousands):

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Allowance for non-impaired originated and PNCI loan losses:
Environmental factors allowance	$11,577	$10,252	$10,275	$9,625	$6,815
Formula allowance	18,689	17,100	17,485	20,603	22,076

Total allowance for non-impaired originated and PNCI loan losses	30,266	27,352	27,760	30,228	28,891
Allowance for impaired loans	2,194	2,699	2,046	2,890	4,267
Allowance for PCI loan losses	122	272	2,697	2,893	3,427

Total allowance for loan losses	$32,582	$30,323	$32,503	$36,011	$36,585

Allowance for loan losses to loans	0.81%	1.01%	1.18%	1.43%	1.60%

Based on the current conditions of the loan portfolio, management believes that the $32,582,000 allowance for loan losses at December 31, 2018 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types:

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Real estate mortgage	$15,620	$13,758	$14,265	$13,911	$12,313
Consumer	8,375	8,227	10,310	15,118	18,201
Commercial	6,090	6,512	5,831	5,271	4,226
Real estate construction	2,497	1,826	2,097	1,711	1,845

Total allowance for loan losses	$32,582	$30,323	$32,503	$36,011	$36,585

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses:

	December 31,
	2018	2017	2016	2015	2014
Real estate mortgage	47.9%	45.4%	44.0%	38.7%	33.7%
Consumer	25.7%	27.1%	31.6%	41.9%	49.7%
Commercial	18.7%	21.5%	17.9%	14.6%	11.6%
Real estate construction	7.7%	6.0%	6.5%	4.8%	5.0%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of total loans and as a percentage of total loans in each of the loan categories listed:

	December 31,
	2018	2017	2016	2015	2014
Real estate mortgage	0.50%	0.60%	0.69%	0.77%	0.76%
Consumer	2.00%	2.31%	2.84%	3.81%	4.36%
Commercial	2.20%	2.95%	2.69%	2.70%	2.42%
Real estate construction	1.36%	1.33%	1.71%	1.42%	2.46%

Total	0.81%	1.01%	1.18%	1.43%	1.60%

The following tables summarize the activity in the allowance for loan losses for the years indicated (dollars in thousands):

	Year ended December 31,
	2018	2017	2016	2015	2014
Allowance for loan losses:
Balance at beginning of period	$30,323	$32,503	$36,011	$36,585	$38,245
Provision for (benefit from) loan losses	2,583	89	(5,970)	(2,210)	(4,045)
Loans charged off:
Real estate mortgage:
Residential	(77)	(60)	(321)	(224)	(171)
Commercial	(15)	(186)	(827)	—	(110)
Consumer:
Home equity lines	(277)	(98)	(585)	(694)	(1,094)
Home equity loans	(24)	(332)	(219)	(242)	(29)
Other consumer	(783)	(1,186)	(823)	(976)	(602)
Commercial	(1,188)	(1,444)	(455)	(680)	(479)
Construction:
Residential	—	(1,104)	—	—	(4)
Commercial	—	—	—	—	(69)

Total loans charged off	(2,364)	(4,410)	(3,230)	(2,816)	(2,558)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	—	—	880	204	2
Commercial	68	397	920	243	540
Consumer:
Home equity lines	846	698	2,317	666	960
Home equity loans	297	242	590	252	34
Other consumer	288	375	449	542	581
Commercial	541	428	404	677	1,268
Construction:
Residential	—	—	54	1,728	1,377
Commercial	—	1	78	140	181

Total recoveries of previously charged off loans	2,040	2,141	5,692	4,452	4,943

Net (charge-offs) recoveries	(324)	(2,269)	2,462	1,636	2,385

Balance at end of period	$32,582	$30,323	$32,503	$36,011	$36,585

Average total loans	$3,548,498	$2,842,659	$2,629,729	$2,389,437	$1,847,749

Ratios:
Net charge-offs (recoveries) during period to average loans outstanding during period	0.01%	0.08%	(0.09)%	(0.07)%	(0.13)%
Provision for (benefit from) loan losses to average loans outstanding during period	0.07%	0.00%	(0.23)%	(0.09)%	(0.22)%
Allowance for loan losses to loans at year-end	0.81%	1.01%	1.18%	1.43%	1.60%

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

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

	Balance at December 31, 2018	Additions	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Balance at December 31, 2017
Land & Construction	$445	$—	$—	$(1,341)	$—	$1,786
Residential real estate	1,742	1,262	—	(634)	(72)	1,186
Commercial real estate	93	—	—	(144)	(17)	254

Total foreclosed assets	$2,280	$1,262	$—	$(2,119)	$(89)	$3,226

	Balance at December 31, 2017	Additions	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Balance at December 31, 2016
Land & Construction	$1,786	$381	$—	$(15)	$(92)	$1,512
Residential real estate	1,186	865	—	(1,294)	(49)	1,664
Commercial real estate	254	317	—	(852)	(21)	810

Total foreclosed assets	$3,226	$1,563	$—	$(2,161)	$(162)	$3,986

Premises and Equipment

Premises and equipment were comprised of:

	As of December 31,
	2018	2017
	(In thousands)
Land & land improvements	$29,065	$9,959
Buildings	64,478	50,340
Furniture and equipment	45,228	35,939

	138,771	96,238
Less: Accumulated depreciation	(50,125)	(40,644)

	88,646	55,594
Construction in progress	701	2,148

Total premises and equipment	$89,347	$57,742

During the year ended December 31, 2018, premises and equipment, net of depreciation, increased $31,605,000 and includes premises and equipment from the FNBB merger with a fair value of $30,522,000. In addition to the merger, the Company had purchases of $7,435,000 that were partially offset by depreciation of $6,104,000 and disposals of premises and equipment with net book value of $248,000. Depreciation expense for the years ended December 31, 2017 and 2016 was $5,686,000 and $5,314,000, respectively. Purchases of fixed assets during the years ended December 31, 2017 and 2016 totaled $15,164,000 and $10,930,000, respectively.

Intangible Assets

Intangible assets were comprised of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Core-deposit intangible	$29,280	$5,174
Goodwill	220,972	64,311

Total intangible assets	$250,252	$69,485

The core-deposit intangible assets resulted from the Company’s acquisition of FNBB on July 6, 2018, three bank branches from Bank of America on March 18, 2016, North Valley Bancorp in 2014, and Citizens in 2011. The goodwill intangible asset includes $156,661,000 from the FNBB acquisition on July 6, 2018, $849,000 from the acquisition of three bank branches from Bank of America on March 18, 2016, $47,943,000 from the North Valley Bancorp acquisition in 2014, and $15,519,000 from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $3,499,000, $1,389,000, and $1,377,000 was recorded in 2018, 2017, and 2016, respectively.

Deposit Portfolio Composition

The following table shows the Company’s deposit balances at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Noninterest-bearing demand	$1,760,580	$1,368,218	$1,275,745	$1,155,695	$1,083,900
Interest-bearing demand	1,252,366	971,459	887,625	853,961	782,385
Savings	1,921,324	1,364,518	1,397,036	1,281,540	1,156,126
Time certificates, over $250,000	132,429	73,596	75,184	74,647	38,217
Other time certificates	299,767	231,340	259,970	265,423	319,795

Total deposits	$5,366,466	$4,009,131	$3,895,560	$3,631,266	$3,380,423

Long-Term Debt

See Note 12 to the consolidated financial statements at Item 8 of this report for information about the Company’s other borrowings, including long-term debt.

Junior Subordinated Debt

See Note 13 to the consolidated financial statements at Item 8 of this report for information about the Company’s junior subordinated debt.

Equity

See Note 15 and Note 25 in the consolidated financial statements at Item 8 of this report for a discussion of shareholders’ equity and regulatory capital, respectively. Management believes that the Company’s capital is adequate to support anticipated growth, meet the cash dividend requirements of the Company and meet the future risk-based capital requirements of the Bank and the Company.

Market Risk Management

Overview. The goal for managing the assets and liabilities of the Bank is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Bank to undue interest rate risk. The Board of Directors has overall responsibility for the Company’s interest rate risk management policies. The Bank has an Asset and Liability Management Committee which establishes and monitors guidelines to control the sensitivity of earnings and the fair value of certain assets and liabilities as may be caused by changes in interest rates. The Company does not hold any financial instruments that are not maintained in US dollars and is not party to any contracts that may be settled or repaid in a denomination other than US dollars.

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

Simulation of net interest margin and market value of equity under various interest rate scenarios is the primary tool used to measure interest rate risk. The Bank estimated the potential impact of changing interest rates on net interest margin and market value of equity using computer-modeling techniques. A balance sheet forecast is prepared using inputs of actual loan, securities and interest-bearing liability (i.e. deposits/borrowings) positions as the beginning base.

In the simulation of net interest income and market value of equity, the forecast balance sheet is processed against various interest rate scenarios. These various interest rate scenarios include a flat rate scenario, which assumes interest rates are unchanged in the future, and rate ramp and or shock scenarios including -200, -100, +100, and +200 basis points around the flat scenario. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and net income due to changing interest rates as measured against a flat rate (no interest rate change) scenario over the following twelve month period.

Interest Rate Risk Simulation of Net Interest Income as of December 31, 2018:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of “flat” NII)
+200 (shock)	(0.6%)
+100 (shock)	(0.1%)
+ 0 (flat)	—
-100 (shock)	(4.3%)
-200 (shock)	(9.2%)

The following table summarizes the estimated effect on market value of equity due to changing interest rates as measured against a flat rate (no change) scenario:

Interest Rate Risk Simulation of Market Value of Equity as of December 31, 2018:

Change in Interest Rates (Basis Points)	Estimated Change in Market Value of Equity (MVE) (as % of “flat” MVE)
+200 (shock)	(0.2%)
+100 (shock)	1.1%
+ 0 (flat)	—
-100 (shock)	(8.8%)
-200 (shock)	(22.8%)

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

The following interest rate sensitivity table shows the Company’s repricing gaps as of December 31, 2018. In this table transaction deposits, which may be repriced at will by the Company, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Company to appear liability sensitive. Because the Company may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates.

Due to the limitations of gap analysis, as described above, the Company does not actively use gap analysis in managing interest rate risk. Instead, the Company relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.

Repricing Analysis as of – December 31, 2018	Repricing within:
(dollars in thousands)	Less than 3 months	3 - 6 months	6 - 12 months	1 - 5 months	Over 5 years
Interest-earning assets:
Cash at Federal Reserve and other banks	$107,752	$—	$—	$—	$—
Securities	176,611	256,707	70,291	438,062	639,275
Loans	824,193	199,828	381,087	2,174,494	442,412

Total interest-earning assets	1,108,556	456,535	451,378	2,612,556	1,081,687

Interest-bearing liabilities
Transaction deposits	3,173,690	—	—	—	—
Time	102,763	116,787	79,305	133,335	6
Other borrowings	15,839	—	—	—	—
Junior subordinated debt	57,042	—	—	—	—

Total interest-bearing liabilities	$3,349,334	$116,787	$79,305	$133,335	6

Interest sensitivity gap	$(2,240,778)	$339,748	$372,073	$2,479,221	$1,081,681
Cumulative sensitivity gap	$(2,240,778)	$(1,901,030)	$(1,528,957)	$950,264	$2,031,945
As a percentage of earning assets:
Interest sensitivity gap	(39.2)%	5.9%	6.5%	43.4%	18.9%
Cumulative sensitivity gap	(39.2)%	(33.3)%	(26.8)%	16.6%	35.6%

Liquidity

Liquidity refers to the Company’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled $142,003,000,000 in 2018. Net increases in investment and loan balances used $436,679,000 and $173,752,000 of cash, respectively.

Liquidity may also be generated from liabilities through deposit growth and borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2018, financing activities provided funds totaling $73,039,000 due to a $365,400,000 increase in deposit balances, which was offset by a decrease of $271,327,000 in other borrowings. Dividends paid used $18,769,000 of cash during 2018. The Company also had available correspondent banking lines of credit totaling $22,000,000 at December 31, 2018. In addition, at December 31, 2018 the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of up to $2,063,815,000 and $142,272,000, respectively. As of December 31, 2018, the Company had $15,839,000 of other borrowings as described in Note 12 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2018, operating activities provided cash of $91,069,000.

The Company’s investment securities, excluding held-to-maturity securities, plus cash and cash equivalents in excess of reserve requirements totaled $1,226,126,000 at December 31, 2018, which was 19.3% of total assets at that time. This was an increase of $406,122,000 from $854,243,000 and an increase from 17.9% of total assets as of December 31, 2017.

Loan demand during 2019 will depend in part on economic and competitive conditions. The Company emphasizes the solicitation of non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. Federal Reserve interest rate manipulation efforts have resulted in historic low short-term and long-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain.

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

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. At December 31, 2018, 2017 and 2016, the Bank had $65,000,000, $50,000,000 and $50,000,000, respectively, of these State deposits.

Certificates of Deposit in Denominations of $100,000 or More

	Amounts as of December 31,
(dollars in thousands)	2018	2017	2016
Time remaining until maturity:
Less than 3 months	$70,473	$101,552	$116,791
3 months to 6 months	85,781	28,832	31,984
6 months to 12 months	47,254	29,196	23,525
More than 12 months	77,912	29,144	26,850

Total	$281,420	$188,724	$199,150

Loan maturities

Loan demand also affects the Company’s liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2018:

	Within One Year	After One But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
Loans with predetermined interest rates:
Real estate mortgage	$22,843	$195,906	$864,408	$1,083,157
Consumer	2,609	29,063	85,291	116,963
Commercial	6,204	109,015	16,659	131,878
Real estate construction	7,946	3,789	34,445	46,180

Total loans with predetermined interest rates	39,602	337,773	1,000,803	1,378,178

Loans with floating interest rates:
Real estate mortgage	40,737	268,390	1,750,816	2,059,943
Consumer	4,349	19,937	277,733	302,019
Commercial	79,912	30,533	34,225	144,670
Real estate construction	34,456	25,553	77,195	137,204

Total loans with floating interest rates	159,454	344,413	2,139,969	2,643,836

Total loans	$199,056	$682,186	$3,140,772	$4,022,014

Investment maturities

The maturity distribution and yields of the investment portfolio at December 31, 2018 is presented in the following tables. The timing of the maturities indicated in the tables below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. Yields on tax exempt securities are shown on a tax equivalent basis.

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(dollars in thousands)
Debt Securities Available for Sale
Obligations of US government agencies	$1	0.93%	$6,688	3.19%	$11,823	3.73%	$611,469	2.67%	$629,981	2.69%
Obligations of states and political subdivisions	431	1.81%	1,609	2.85%	5,799	4.05%	118,233	4.03%	126,072	4.00%
Corporate bonds	1,981	3.04%	2,497	6.14%	—	—	—	—	4,478	4.77%
Asset backed securities	—	—	—	—	—	—	354,505	3.62%	354,505	3.62%

Total debt securities available for sale	$2,413	2.82%	$10,794	3.81%	$17,622	3.83%	$1,084,207	3.12%	$1,115,036	3.14%

Debt Securities Held to Maturity
Obligations of US government agencies	$—	—	$—	—	$23,018	2.28%	$407,325	2.72%	$430,343	2.70%
Obligations of states and political subdivisions	—	—	1,238	3.33%	2,021	4.13%	11,334	3.31%	14,593	3.42%

Total debt securities held to maturity	$—	—	$1,238	3.33%	$25,039	2.43%	$418,659	2.74%	$444,936	2.72%

Off-Balance Sheet Items

The Bank has certain ongoing commitments under operating and capital leases. See Note 18 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2018 commitments to extend credit and commitments related to the Bank’s deposit overdraft privilege product were the Bank’s only financial instruments with off-balance sheet risk. The Bank has not entered into any material contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $1,203,400,000, and $946,617,000 at December 31, 2018 and 2017, respectively, and represent 29.92% of the total loans outstanding at year-end 2018 versus 31.40% at December 31, 2017. Commitments related to the Bank’s deposit overdraft privilege product totaled $111,956,000 and $98,260,000 at December 31, 2018 and 2017, respectively.

Certain Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2018:

(dollars in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Time deposits	$432,196	$298,855	$112,256	$21,079	$6
Other collateralized borrowings, fixed rate of 0.05% payable on January 2, 2019	15,839	15,839
Junior subordinated debt:
TriCo Trust I(1)	20,619				20,619
TriCo Trust II(2)	20,619				20,619
North Valley Trust II(3)	5,135				5,135
North Valley Trust III(4)	4,041				4,041
North Valley Trust IV(5)	6,444				6,444
Operating lease obligations	19,600	4,639	7,680	4,645	2,636
Deferred compensation(6)	3,022	785	1,327	390	520
Supplemental retirement plans(6)	13,033	1,557	2,206	2,002	7,268

Total contractual obligations	$540,548	$321,675	$123,469	$28,116	$67,288

(1)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 3.05%, callable in whole or in part by the Company on a quarterly basis beginning October 7, 2008, matures October 7, 2033.
(2)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 2.55%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.
(3)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 3.25%, callable in whole or in part by the Company on a quarterly basis beginning April 24, 2008, matures April 24, 2033.
(4)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 2.80%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.
(5)	Junior subordinated debt, adjustable rate of three-month LIBOR plus 1.33%, callable in whole or in part by the Company on a quarterly basis beginning March 15, 2011, matures March 15, 2036.
(6)

These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental retirement plans. See Note 21 in the financial statements at Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” under Item 7 of this report which is incorporated herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRICO BANCSHARES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	At December 31, 2018	At December 31, 2017
Assets:
Cash and due from banks	$119,781	$105,968
Cash at Federal Reserve and other banks	107,752	99,460

Cash and cash equivalents	227,533	205,428
Investment securities:
Marketable equity securities	2,874	2,938
Available for sale debt securities	1,115,036	727,945
Held to maturity debt securities	444,936	514,844
Restricted equity securities	17,250	16,956
Loans held for sale	3,687	4,616
Loans	4,022,014	3,015,165
Allowance for loan losses	(32,582)	(30,323)

Total loans, net	3,989,432	2,984,842
Foreclosed assets, net	2,280	3,226
Premises and equipment, net	89,347	57,742
Cash value of life insurance	117,318	97,783
Accrued interest receivable	19,412	13,772
Goodwill	220,972	64,311
Other intangible assets, net	29,280	5,174
Mortgage servicing rights	7,098	6,687
Other assets	65,986	55,051

Total assets	$6,352,441	$4,761,315

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,760,580	$1,368,218
Interest-bearing	3,605,886	2,640,913

Total deposits	5,366,466	4,009,131
Accrued interest payable	1,997	930
Other liabilities	83,724	66,422
Other borrowings	15,839	122,166
Junior subordinated debt	57,042	56,858

Total liabilities	5,525,068	4,255,507

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized; zero issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding: 30,417,223 and 22,955,963 at December 31, 2018 and 2017, respectively	541,762	255,836
Retained earnings	303,490	255,200
Accumulated other comprehensive loss, net of tax	(17,879)	(5,228)

Total shareholders’ equity	827,373	505,808

Total liabilities and shareholders’ equity	$6,352,441	$4,761,315

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Interest and dividend income:
Loans, including fees	$186,117	$146,794	$141,086
Investments:
Taxable securities	33,997	27,772	25,397
Tax exempt securities	4,345	4,165	3,881
Dividends	1,705	1,324	2,181
Interest bearing cash at Federal Reserve and other banks	2,054	1,347	1,163

Total interest and dividend income	228,218	181,402	173,708

Interest expense:
Deposits	6,996	3,958	3,483
Other borrowings	2,745	305	9
Junior subordinated debt	3,131	2,535	2,229

Total interest expense	12,872	6,798	5,721

Net interest income	215,346	174,604	167,987
Provision for (benefit from) loan losses	2,583	89	(5,970)

Net interest income after provision for (benefit from) loan losses	212,763	174,515	173,957

Noninterest income:
Service charges and fees	38,460	37,423	33,226
Commissions on sale of non-deposit investment products	3,151	2,729	2,329
Increase in cash value of life insurance	2,718	2,685	2,717
Gain on sale of loans	2,371	3,109	4,037
Gain on sale of investment securities	207	961	—
Other	2,377	3,114	2,254

Total noninterest income	49,284	50,021	44,563

Noninterest expense:
Salaries and related benefits	93,942	82,930	80,724
Other	74,753	64,094	65,273

Total noninterest expense	168,695	147,024	145,997

Income before income taxes	93,352	77,512	72,523
Provision for income taxes	25,032	36,958	27,712

Net income	$68,320	$40,554	$44,811

Earnings per share:
Basic	$2.57	$1.77	$1.96
Diluted	$2.54	$1.74	$1.94

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year ended
	2018	2017	2016
Net income	$68,320	$40,554	$44,811
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available for sale securities arising during the period, after reclassifications	(12,434)	3,165	(6,384)
Change in minimum pension liability, after reclassifications	388	(370)	592
Change in joint beneficiary agreement liability	426	(110)	(343)

Other comprehensive (loss) income	(11,620)	2,685	(6,135)

Comprehensive income	$56,700	$43,239	$38,676

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at January 1, 2016	22,775,173	$247,587	$206,307	$(1,778)	$452,116
Net income			44,811		44,811
Other comprehensive loss				(6,135)	(6,135)
Stock option vesting		580			580
Service condition RSU vesting		616			616
Market plus service condition RSU vesting		271			271
Stock options exercised	336,900	6,506			6,506
Tax effect of stock options exercised		154			154
Service condition RSUs released	20,529				—
Tax benefit from release of service condition RSUs		1			1
Repurchase of common stock	(264,800)	(2,895)	(4,983)		(7,878)
Dividends paid ($ 0.60 per share)			(13,695)		(13,695)

Balance at December 31, 2016	22,867,802	$252,820	$232,440	$(7,913)	$477,347
Net income			40,554		40,554
Other comprehensive income				2,685	2,685
Stock option vesting		259			259
Service condition RSU vesting		895			895
Market plus service condition RSU vesting		432			432
Stock options exercised	145,850	2,621			2,621
Service condition RSUs released	30,896				—
Market plus service condition RSUs released	18,805				—
Repurchase of common stock	(107,390)	(1,191)	(2,663)		(3,854)
Dividends paid ($ 0.66 per share)			(15,131)		(15,131)

Balance at December 31, 2017	22,955,963	$255,836	$255,200	$(5,228)	$505,808
Net income			68,320		68,320
Adoption ASU 2016-01			(62)	62	—
Adoption ASU 2018-02			1,093	(1,093)	—
Other comprehensive loss				(11,620)	(11,620)
Stock option vesting		75			75
Service condition RSU vesting		1,017			1,017
Market plus service condition RSU vesting		370			370
Service condition RSUs released	35,060				—
Market plus service condition RSUs released	25,512				—
Stock options exercised	100,400	1,704			1,704
Issuance of common stock	7,405,277	284,437			284,437
Repurchase of common stock	(104,989)	(1,677)	(2,292)		(3,969)
Dividends paid ($ 0.70 per share)			(18,769)		(18,769)

Balance at December 31, 2018	30,417,223	$541,762	$303,490	$(17,879)	$827,373

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Years ended December 31,
	2018	2017	2016
Operating activities:
Net income	$68,320	$40,554	$44,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	7,014	6,787	6,474
Amortization of intangible assets	3,499	1,389	1,377
Provision for (benefit from) loan losses	2,583	89	(5,970)
Amortization of investment securities premium, net	2,512	3,200	4,926
Gain on sale of investment securities	(207)	(961)	—
Originations of loans for resale	(84,245)	(114,107)	(142,619)
Proceeds from sale of loans originated for resale	86,988	114,788	144,062
Gain on sale of loans	(2,371)	(3,109)	(4,037)
Change in market value of mortgage servicing rights	146	718	2,184
Provision for losses on foreclosed assets	89	162	140
Gain on sale of foreclosed assets	(408)	(711)	(262)
Loss on disposal of fixed assets	185	142	929
Gain on sale of premises held for sale	—	(3)	—
Increase in cash value of life insurance	(2,718)	(2,685)	(2,717)
Life insurance proceeds in excess of cash value	—	(108)	(238)
Loss on marketable equity securities	64	—	—
Equity compensation vesting expense	1,462	1,586	1,467
Equity compensation tax effect	—	—	(155)
Deferred income tax expense	2,600	12,473	3,190
Change in:
Interest receivable	(5,640)	(1,745)	(1,241)
Interest payable	1,067	112	44
Other assets and liabilities, net	10,129	(3,190)	(4,139)

Net cash from operating activities	91,069	55,381	48,226

Investing activities:
Cash acquired in acquisition, net of consideration paid	30,613	—	156,316
Proceeds from maturities of securities available for sale	73,014	63,942	71,684
Proceeds from maturities of securities held to maturity	68,937	86,371	121,666
Proceeds from sale of available for sale securities	293,279	25,757	—
Purchases of securities available for sale	(436,678)	(265,806)	(247,717)
Net redemption of restricted equity securities	7,429	—	—
Loan origination and principal collections, net	(173,752)	(247,837)	(251,479)
Loans purchased	—	(11,567)	(22,503)
Proceeds from sale of loans other than loans originated for resale	—	—	37,880
Proceeds from sale of foreclosed assets	2,527	2,872	4,010
Proceeds from sale of premises held for sale	—	3,338	—
Proceeds from sale of premises and equipment	63	—	1,682
Purchases of premises and equipment	(7,435)	(15,164)	(10,930)
Life insurance proceeds	—	649	—

Net cash from investing activities	(142,003)	(357,445)	(139,391)

Financing activities:
Net change in deposits	365,400	113,571	103,063
Net change in other borrowings	(271,327)	104,673	5,165
Equity compensation tax effect	—	—	155
Repurchase of common stock	(2,483)	(1,629)	(1,890)
Dividends paid	(18,769)	(15,131)	(13,695)
Exercise of stock options	218	396	518

Net cash from financing activities	73,039	201,880	93,316

Net change in cash and cash equivalents	22,105	(100,184)	2,151

Cash and cash equivalents at beginning of year	205,428	305,612	303,461

Cash and cash equivalents at end of year	$227,533	$205,428	$305,612

Supplemental disclosure of noncash activities:
Unrealized (loss) gain on securities available for sale	$(17,627)	$5,461	$(11,015)
Loans transferred to foreclosed assets	$1,262	$1,563	$2,505
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	$1,486	$2,225	$5,988
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$11,805	$5,609	$5,677
Cash paid for income taxes	$14,525	$21,170	$27,575
Assets acquired in acquisition and goodwill, net	$1,463,200	$—	$161,231
Liabilities assumed in acquisition	$1,172,068	$—	$161,231

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. All adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,713,000 are accounted for under the equity method and, accordingly, are included in other assets on the consolidated balance sheets. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheets.

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

Segment and Significant Group Concentration of Credit Risk

The Company grants agribusiness, commercial, consumer, and residential loans to customers located throughout Northern and Central California. The Company has a diversified loan portfolio within the business segments located in this geographical area. The Company currently classifies all its operation into one business segment that it denotes as community banking.

Geographical Descriptions

For the purpose of describing the geographical location of the Company’s operations, the Company has defined northern California as that area of California north of, and including, Stockton to the east and San Jose to the west; central California as that area of the state south of Stockton and San Jose, to and including, Bakersfield to the east and San Luis Obispo to the west; and southern California as that area of the state south of Bakersfield and San Luis Obispo.

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

Marketable Equity Securities

As of December 31, 2017, marketable equity securities with a fair value of $2,938,000 were recorded within investment securities available for sale on the consolidated balance sheets with changes in the fair value recorded through other comprehensive income and accumulated other comprehensive income (loss). As of January 1, 2018, the Company adopted the new accounting standard for Financial Instruments using a prospective transition approach, which requires equity investments to be measured at fair value with changes in fair value recognized in net income. The adoption of this guidance resulted in a $62,000 decrease to beginning retained earnings and a decrease to the deferred tax of $18,000. During the twelve months ended December 31, 2018, the Company recognized $64,000 of unrealized losses in the consolidated statements of income related to changes in the fair value of marketable equity securities.

Debt Securities

The Company classifies its debt securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term and changes in the value of these securities are recorded through earnings. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. The Company did not have any debt securities classified as trading during 2018, 2017 or 2016.

The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is more likely than not that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the years ended December 31, 2018, 2017 or 2016.

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

As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB. Both cash and stock dividends are reported as income when received.

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

Loans and Allowance for Loan Losses

Loans originated by the Company, i.e., not purchased or acquired in a business combination, are referred to as originated loans. Originated loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of deferred loan fees and costs. Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment to the related loan’s yield over the actual life of the loan. Originated loans on which the accrual of interest has been discontinued are designated as nonaccrual loans.

Originated loans are placed in nonaccrual status when reasonable doubt exists as to the full, timely collection of interest or principal, or a loan becomes contractually past due by 90 days or more with respect to interest or principal and is not well secured and in the process of collection. When an originated loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is considered probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loan is estimated to be fully collectible as to both principal and interest.

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

In situations related to originated loans where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). The Company strives to identify borrowers in financial difficulty early and work with them to modify, if any, certain repayment terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where the Company grants the borrower new terms that result in the loan being classified as a TDR, the Company measures any impairment on the restructuring as noted above for impaired loans. TDR loans are classified as impaired until they are fully paid off or charged off. Loans that are in nonaccrual status at the time they become TDR loans, remain in nonaccrual status until the borrower demonstrates a sustained period of performance which the Company generally believes to be six consecutive months of payments, or equivalent. Otherwise, TDR loans are subject to the same nonaccrual and charge-off policies as noted above with respect to their restructured principal balance.

Credit risk is inherent in the business of lending. As a result, the Company maintains an allowance for loan losses to absorb probable incurred losses inherent in the Company’s originated loan portfolio. This is maintained through periodic charges to earnings. These charges are included in the Consolidated Statements of Income as provision for loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. However, for a variety of reasons, not all losses are immediately known to the Company and, of those that are known, the full extent of the loss may not be quantifiable at that point in time. The balance of the Company’s allowance for originated loan losses is an estimate of these probable incurred losses inherent in the portfolio.

The Company formally assesses the adequacy of the allowance for originated loan losses on a quarterly basis. Determination of the adequacy is based on ongoing assessments of the probable risk in the outstanding originated loan portfolio, and to a lesser extent the Company’s originated loan commitments. These assessments include the periodic re-grading of credits based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, growth of the portfolio as a whole or by segment, and other factors as warranted. Loans are initially graded when originated. They are re-graded as they are renewed, when there is a new loan to the same borrower, when identified facts demonstrate changes in the risk of repayment, or if they become delinquent. Re-grading of larger problem loans occurs at least quarterly. Confirmation of the quality of the grading process is obtained by periodic independent credit reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies.

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

Loans purchased or acquired in a business combination are referred to as acquired loans. Acquired loans are measured and recorded at their fair value as of the acquisition date. Loans acquired with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are referred to as purchased credit impaired (PCI) loans. PCI loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. Fair value is defined as the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. Default rates, loss severity, and prepayment speed assumptions are periodically reassessed and our estimate of future payments is adjusted accordingly. The difference between contractual future payments and estimated future payments is referred to as the nonaccretable difference. The difference between estimated future payments and the present value of the estimated future payments is referred to as the accretable yield. The accretable yield represents the amount that is expected to be recorded as interest income over the remaining life of the loan. If after acquisition, the Company determines that the estimated future cash flows of a PCI loan are expected to be more than originally estimated, an increase in the discount rate (effective yield) would be made such that the newly increased accretable yield would be recognized, on a level yield basis, over the remaining estimated life of the loan. If, thereafter, the Company determines that the estimated future cash flows of a PCI loan are expected to be less than previously estimated, an allowance for loan loss would be established through a provision for loan losses charged to expense to decrease the present value to the required level. If the estimated cash flows improve after an allowance has been established for a loan, the allowance may be partially or fully reversed depending on the improvement in the estimated cash flows. Only after the allowance has been fully reversed may the discount rate be increased.

PCI loans are put on nonaccrual status when cash flows cannot be reasonably estimated. PCI loans on nonaccrual status are accounted for using the cost recovery method or cash basis method of income recognition. PCI loans are charged off when evidence suggests cash flows are not recoverable. Foreclosed assets from PCI loans are recorded in foreclosed assets at fair value with the fair value at time of foreclosure representing estimated proceeds less selling costs from the collateral securing the loan. PCI loans with similar risk characteristics and acquisition time frame may be “pooled” and have their cash flows aggregated as if they were one loan or accounted for individually.

Acquired loans that are not PCI loans are referred to as purchased not credit impaired (PNCI) loans and interest income is accrued on a level-yield basis. For income recognition purposes, this method assumes that all contractual cash flows will be collected, and no allowance for loan losses is established at the time of acquisition. Post-acquisition date, an allowance for loan losses may need to be established for acquired loans through a provision charged to earnings for credit losses incurred subsequent to acquisition. The loss estimate for acquired loans is measured based on the probable shortfall in relation to the contractual note requirements, consistent with our allowance for loan loss policy for similar loans.

Throughout these financial statements, reference to “Loans” or “Allowance for loan losses” relates to all categories of loans, including Originated, PNCI, and PCI. When not referring to all categories of loans, specific reference to Originated, PNCI, or PCI is made.

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

Company Owned Life Insurance

The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill, Other Intangible and Long-Lived Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired from a business combination. The Company has an identifiable intangible asset consisting of core deposit intangibles (“CDI”). CDI are amortized over their respective estimated useful lives, and reviewed periodically for impairment. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Other intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment.

As of September 30 of each year, goodwill is tested for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

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

Mortgage Servicing Rights

Mortgage servicing rights (“MSR”) represent the Company’s right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans. Our MSR arise from residential and commercial mortgage loans that we originate and sell, but retain the right to service the loans. The net gain from the retention of the servicing right is included in gain on sale of loans in noninterest income when the loan is sold. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing fees, when earned, and changes in fair value of the MSR, are recorded in noninterest income.

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

Reserve for Unfunded Commitments

The reserve for unfunded commitments is established through a provision for losses – unfunded commitments, the changes of which are recorded in noninterest expense. The reserve for unfunded commitments is an amount that Management believes will be adequate to absorb probable losses inherent in existing commitments, including unused portions of revolving lines of credit and other loans, standby letters of credit, and unused deposit account overdraft privileges. The reserve for unfunded commitments is based on evaluations of the collectability, and prior loss experience of unfunded commitments. The evaluations take into consideration such factors as changes in the nature and size of the loan portfolio, overall loan portfolio quality, loan concentrations, specific problem loans and related unfunded commitments, and current economic conditions that may affect the borrower’s or depositor’s ability to pay.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Interest and/or penalties related to income taxes are reported as a component of noninterest income.

Earnings per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. There are no unvested share-based payment awards that contain rights to nonforfeitable dividends (participating securities). Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate solely from outstanding stock options and restricted stock units, and are determined using the treasury stock method.

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

Most of our revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as our loans and investment securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018 and December 31, 2017, the Company did not have any significant contract balances. The Company has evaluated the nature of its revenue streams and determined that further disaggregation of revenue into more granular categories beyond what is presented in Note 17 was not necessary. The following are descriptions of revenues within the scope of ASC 606.

Deposit service charges

The Company earns fees from its deposit customers for account maintenance, transaction-based and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis. The performance obligation is satisfied and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

Debit and ATM interchange fee income and expenses

Debit and ATM interchange income represent fees earned when a debit card issued by the Company is used. The Company earns interchange fees from debit cardholder transactions through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders’ debit card. Certain expenses directly associated with the credit and debit card are recorded on a net basis with the interchange income.

Commission on sale of non-deposit investment products

Commissions on sale of non-deposit investment products consist of fees earned from advisory asset management, trade execution and administrative fees from investments. Advisory asset management fees are variable, since they are based on the underlying portfolio value, which is subject to market conditions and asset flows. Advisory asset management fees are recognized quarterly and are based on the portfolio values at the end of each quarter. Brokerage accounts are charged commissions at the time of a transaction and the commission schedule is based upon the type of security and quantity. In addition, revenues are earned from selling insurance and annuity policies. The amount of revenue earned is determined by the value and type of each instrument sold and is recognized at the time the policy or contract is written.

Merchant fee income

Merchant fee income represents fees earned by the Company for card payment services provided to its merchant customers. The Company outsources these services to a third party to provide card payment services to these merchants. The third party provider passes the payments made by the merchants through to the Company. The Company, in turn, pays the third party provider for the services it provides to the merchants. These payments to the third party provider are recorded as expenses as a net reduction against fee income. In addition, a portion of the payment received represents interchange fees which are passed through to the card issuing bank. Income is primarily earned based on the dollar volume and number of transactions processed. The performance obligation is satisfied and the related fee is earned when each payment is accepted by the processing network.

Gain/loss on other real estate owned, net

The Company records a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Company finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the other real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present.

Reclassifications

Certain amounts reported in previous consolidated financial statements have been reclassified and recalculated to conform to the presentation in this report. These reclassifications did not affect previously reported net income, total assets or total shareholders’ equity.

Accounting Standards Adopted in 2018

FASB Accounting Standards Update (“ASU”) No.2014-09, Revenue from Contracts with Customers (Topic 606): ASU 2014-09 is intended to clarify the principles for recognizing revenue, and to develop common revenue standards and disclosure requirements that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosures; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required with regard to contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, with early adoption permitted for reporting periods beginning after December 15, 2016. ASU 2014-09 does not apply to revenue associated with financial instruments such as loans and investments, which are accounted for under other provisions of GAAP. The Company adopted ASU 2014-09 on January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (1) above, the Company recorded a reclassification of cumulative unrealized losses of its marketable equity securities from accumulated other comprehensive income (loss) to retained earnings as of January 1, 2018. Additionally, the Company recognized changes in the fair value of its marketable equity securities in the condensed consolidated statements of net income for the year ended December 31, 2018. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of December 31, 2018 using an exit price notion (see Note 23 Fair Value Measurement).

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

FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). ASU 2018-02 allows, but does not require, entities to reclassify certain income tax effects in accumulated other comprehensive income (AOCI) to retained earnings that resulted from the Tax Cuts and Jobs Act (“Tax Act”) that was enacted on December 22, 2017. The Tax Act included a reduction to the Federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amount of the reclassification would be the difference between the income tax effects in AOCI calculated using the historical Federal corporate income tax rate of 35 percent and the income tax effects in AOCI calculated using the newly enacted 21 percent Federal corporate income tax rate. The amendments in ASU 2018-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2018-02 on January 1, 2018, and elected to reclassify certain income tax effects in AOCI to retained earnings. This change in accounting principle was accounted for as a cumulative-effect adjustment to the balance sheet resulting in a $1,093,000 increase to retained earnings and a corresponding decrease to AOCI on January 1, 2018.

Accounting Standards Pending Adoption

FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-2, among other things, requires lessees to recognize most leases on-balance sheet, increasing reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 will be effective for the Company on January 1, 2019, utilizing the modified retrospective transition approach. FASB has issued incremental guidance to the new leasing standard through ASU No. 2018-10 and 2018-11. The Company estimates that the adoption of this standard will result in an increase in assets of approximately $31,500,000 to recognize the present value of the lease obligations with a corresponding increase in liabilities. The Company does not expect this to have a material impact on the Company’s results of operations or cash flows.

FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 is the final guidance on the new current expected credit loss (‘‘CECL’’) model. ASU 2016-13, among other things, requires the incurred loss impairment methodology in current GAAP be replaced with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (‘‘HTM’’) debt securities. ASU 2016-13 amends the accounting for credit losses on available-for-sale securities (‘‘AFS’’), whereby credit losses will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, ASU 2016-13 requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization’s portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. ASU 2016-13 allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). ASU 2016-13 will be effective for the Company on January 1, 2020, and early adoption is permitted. While the Company is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.

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

In accordance with accounting for business combinations, the Company recorded $156,661,000 of goodwill and $27,605,000 of core deposit intangibles on the acquisition date. The core deposit intangibles will be amortized over the weighted average remaining life of 6.2 years with no significant residual value. For tax purposes, purchase prices accounting adjustments including goodwill are all non-taxable and /or non-deductible. Acquisition related costs of $5,227,000, $530,000 and $784,000 are included in the income statement for each of the years ended December 31, 2018, 2017 and 2016, respectively.

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

FNB Bancorp July 6, 2018
Fair value of consideration transferred:
Fair value of shares issued	$284,437
Cash consideration	6,695

Total fair value of consideration transferred	291,132

Assets acquired:
Cash and cash equivalents	37,308
Securities available for sale	335,667
Restricted equity securities	7,723
Loans	834,683
Premises and equipment	30,522
Cash value of life insurance	16,817
Core deposit intangible	27,605
Other assets	16,214

Total assets acquired	1,306,539

Liabilities assumed:
Deposits	991,935
Other liabilities	15,133
Short-term borrowings—Federal Home Loan Bank	165,000

Total liabilities assumed	1,172,068

Total net assets acquired	134,471

Goodwill recognized	$156,661

A summary of the estimated fair value adjustments resulting in the goodwill recorded in the FNB Bancorp acquisition are presented below (in thousands):

FNB Bancorp July 6, 2018
Value of stock consideration paid to FNB Bancorp Shareholders	$284,437
Cash consideration	6,695
Less:
Cost basis net assets acquired	114,030
Fair value adjustments:
Investments	(1,081)
Loans	(22,390)
Premises and Equipment	21,590
Core deposit intangible	27,327
Deferred income taxes	(6,394)
Other	1,389

Goodwill	$156,661

The fair value of net assets acquired includes fair value adjustments to certain loans that were not considered impaired (PNCI loans) as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. As such, these loans were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans (PCI loans), which have shown evidence of credit deterioration since origination. The gross contractual amounts receivable and fair value for PNCI loans as of the acquisition date was $866,189,000 and $833,381,000, respectively. The gross contractual amounts receivable and fair value for PCI loans as of the acquisition date was $1,683,000 and $1,302,000, respectively. At the acquisition date, the Company was unable to estimate the expected contractual cash flows to be collected from the purchased credit impaired loans.

The table below presents the unaudited proforma information as if the acquisition of FNB Bancorp had occurred on January 1, 2017 after giving effect to certain acquisition accounting adjustments. The proforma information for the years ended December 31, 2018 and 2017 includes acquisition adjustments for the amortization/accretion on loans, core deposit intangibles, and related income tax effects. The proforma financial information also includes one-time costs associated with the acquisitions but does not include expected costs savings synergies that we expect to achieve. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Year ended
	December 31, 2018	December 31, 2017
	(in thousands, except per share data)
Summarized proforma income statement data:
Net interest income	$242,793	$227,795
(Provision for) benefit from loan losses	(2,180)	271
Noninterest income	51,152	53,881
Noninterest expense	(180,884)	(181,833)

Income before taxes	110,881	100,114
Income taxes	(30,337)	(47,352)

Net income	$80,544	$52,762

Basic earnings per share	$2.65	$1.74
Diluted earnings per share	$2.63	$1.72

It is impracticable to separately provide information regarding the revenue and earnings of FNB Bancorp included in the Company’s consolidated income statement from the July 6, 2018 acquisition date to December 31, 2018 because the operations of FNBB were substantially comingled with the operations of the Company as of the system conversion date of July 22, 2018.

Note 3 – Investment Securities

The amortized cost and estimated fair values of investment securities classified as available for sale and held to maturity are summarized in the following tables:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$647,288	$771	$(18,078)	$629,981
Obligations of states and political subdivisions	128,890	294	(3,112)	126,072
Corporate bonds	4,381	97	—	4,478
Asset backed securities	355,451	73	(1,019)	354,505

Total debt securities available for sale	$1,136,010	$1,235	$(22,209)	$1,115,036

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$430,343	$327	$(7,745)	$422,925
Obligations of states and political subdivisions	14,593	82	(230)	14,445

Total debt securities held to maturity	$444,936	$409	$(7,975)	$437,370

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$609,695	$695	$(5,601)	$604,789
Obligations of states and political subdivisions	121,597	1,888	(329)	123,156

Total debt securities available for sale	$731,292	$2,583	$(5,930)	$727,945

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$500,271	$5,101	$(1,889)	$503,483
Obligations of states and political subdivisions	14,573	146	(37)	14,682

Total debt securities held to maturity	$514,844	$5,247	$(1,926)	$518,165

During 2018, proceeds from sales of debt securities were $293,279,000, resulting in gross gains of $207,000. During 2017 investment securities with cost basis of $24,796,000 were sold for $25,757,000, resulting in a gain of $961,000 on sale. No investment securities were sold during 2016. Investment securities with an aggregate carrying value of $597,591,000 and $285,596,000 at December 31, 2018 and 2017, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.

The amortized cost and estimated fair value of debt securities at December 31, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2018, obligations of U.S. government and agencies with an amortized cost basis totaling $1,077,631 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At December 31, 2018, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 5.8 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Debt Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$2,410	$2,413	$—	$—
Due after one year through five years	10,625	10,794	1,238	1,250
Due after five years through ten years	17,381	17,622	25,039	24,744
Due after ten years	1,105,594	1,084,207	418,659	411,376

Totals	$1,136,010	$1,115,036	$444,936	$437,370

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2018	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$171,309	$(3,588)	$394,630	$(14,490)	$565,939	$(18,078)
Obligations of states and political subdivisions	63,738	(1,541)	20,719	(1,571)	84,457	(3,112)
Asset backed securities	101,386	(1,019)	—	—	101,386	(1,019)

Total debt securities available for sale	$336,433	$(6,148)	$415,349	$(16,061)	$751,782	$(22,209)

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$223,810	$(2,619)	$158,648	$(5,126)	$382,458	$(7,745)
Obligations of states and political subdivisions	5,786	(114)	4,042	(116)	9,828	(230)

Total debt securities held to maturity	$229,596	$(2,733)	$162,690	$(5,242)	$392,286	$(7,975)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2017	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$284,367	$(2,176)	$166,338	$(3,425)	$450,705	$(5,601)
Obligations of states and political subdivisions	4,904	(35)	17,085	(294)	21,989	(329)

Total securities available for sale	$289,271	$(2,211)	$183,423	$(3,719)	$472,694	$(5,930)

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$93,017	$(567)	$95,367	$(1,322)	$188,384	$(1,889)
Obligations of states and political subdivisions	1,488	(7)	2,637	(30)	4,125	(37)

Total debt securities held to maturity	$94,505	$(574)	$98,004	$(1,352)	$192,509	$(1,926)

Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2018, 145 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 2.65% from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2018, 105 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 3.42% from the Company’s amortized cost basis.

Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. At the time of purchase, each of these securities were rated AA or AAA and through December 31, 2018 have not experienced any deterioration in credit rating. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2018, 6 asset backed securities had unrealized losses with aggregate depreciation of 1.0% from the Company’s amortized cost basis.

Marketable equity securities: All unrealized losses recognized during the reporting period were for equity securities still held at December 31, 2018.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	December 31, 2018
	Originated	PNCI	PCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$343,796	$169,792	$1,674	$515,262
Commercial	1,910,981	708,401	8,456	2,627,838

Total mortgage loans on real estate	2,254,777	878,193	10,130	3,143,100
Consumer:
Home equity lines of credit	284,453	40,957	1,167	326,577
Home equity loans	32,660	3,585	439	36,684
Other	34,020	21,659	42	55,721

Total consumer loans	351,133	66,201	1,648	418,982
Commercial	228,635	45,468	2,445	276,548
Construction:
Residential	90,703	30,593	—	121,296
Commercial	56,208	5,880	—	62,088

Total construction	146,911	36,473	—	183,384

Total loans, net of deferred loan fees and discounts	$2,981,456	$1,026,335	$14,223	$4,022,014

Total principal balance of loans owed, net of charge-offs	$2,991,324	$1,062,655	$21,265	$4,075,244
Unamortized net deferred loan fees	(9,868)	—	—	(9,868)
Discounts to principal balance of loans owed, net of charge-offs	—	(36,320)	(7,042)	(43,362)

Total loans, net of deferred loan fees and discounts	$2,981,456	$1,026,335	$14,223	$4,022,014

Allowance for loan losses	$(31,793)	$(667)	$(122)	$(32,582)

	December 31, 2017
	Originated	PNCI	PCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$320,522	$63,519	$1,385	$385,426
Commercial	1,690,510	215,823	8,563	1,914,896

Total mortgage loan on real estate	2,011,032	279,342	9,948	2,300,322
Consumer:
Home equity lines of credit	269,942	16,248	2,498	288,688
Home equity loans	39,848	2,698	485	43,031
Other	22,859	2,251	45	25,155

Total consumer loans	332,649	21,197	3,028	356,874
Commercial	209,437	8,391	2,584	220,412
Construction:
Residential	67,920	10	—	67,930
Commercial	69,364	263	—	69,627

Total construction	137,284	273	—	137,557

Total loans, net of deferred loan fees and discounts	$2,690,402	$309,203	$15,560	$3,015,165

Total principal balance of loans owed, net of charge-offs	$2,699,053	$316,238	$23,181	$3,038,472
Unamortized net deferred loan fees	(8,651)	—	—	(8,651)
Discounts to principal balance of loans owed, net of charge-offs	—	(7,035)	(7,621)	(14,656)

Total loans, net of unamortized deferred loan fees and discounts	$2,690,402	$309,203	$15,560	$3,015,165

Allowance for loan losses	$(29,122)	$(929)	$(272)	$(30,323)

The following is a summary of the change in accretable yield for PCI loans during the periods indicated (in thousands):

	Year ended December 31,
	2018	2017	2016
Change in accretable yield:
Balance at beginning of period	$6,137	$7,670	$13,255
Accretion to interest income	(787)	(2,809)	(4,011)
Reclassification (to) from nonaccretable difference	709	1,276	(1,574)

Balance at end of period	$6,059	$6,137	$7,670

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Year Ended December 31, 2018
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,317	$(77)	$—	$436	$2,676
Commercial	11,441	(15)	68	1,450	12,944

Total mortgage loans on real estate	13,758	(92)	68	1,886	15,620
Consumer:
Home equity lines of credit	5,800	(277)	846	(327)	6,042
Home equity loans	1,841	(24)	297	(574)	1,540
Other	586	(783)	288	702	793

Total consumer loans	8,227	(1,084)	1,431	(199)	8,375
Commercial	6,512	(1,188)	541	225	6,090
Construction:
Residential	1,184	—	—	650	1,834
Commercial	642	—	—	21	663

Total construction	1,826	—	—	671	2,497

Total	$30,323	$(2,364)	$2,040	$2,583	$32,582

	Allowance for Loan Losses – As of December 31, 2018
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$2,620	$56	$—	$2,676
Commercial	12,737	91	116	12,944

Total mortgage loans on real estate	15,357	147	116	15,620
Consumer:
Home equity lines of credit	5,838	198	6	6,042
Home equity loans	1,486	54	—	1,540
Other	779	14	—	793

Total consumer loans	8,103	266	6	8,375
Commercial	4,309	1,781	—	6,090
Construction:
Residential	1,834	—	—	1,834
Commercial	663	—	—	663

Total construction	2,497	—	—	2,497

Total	$30,266	$2,194	$122	$32,582

	Loans, Net of Unearned fees – As of December 31, 2018
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans, net of unearned fees
Mortgage loans on real estate:
Residential 1-4 family	$509,267	$4,321	$1,674	$515,262
Commercial	2,606,819	12,563	8,456	2,627,838

Total mortgage loans on real estate	3,116,086	16,884	10,130	3,143,100
Consumer:
Home equity lines of credit	322,764	2,646	1,167	326,577
Home equity loans	33,142	3,103	439	36,684
Other	55,483	196	42	55,721

Total consumer loans	411,389	5,945	1,648	418,982
Commercial	268,885	5,218	2,445	276,548
Construction:
Residential	121,296	—	—	121,296
Commercial	62,088	—	—	62,088

Total construction	183,384	—	—	183,384

Total	$3,979,744	$28,047	$14,223	$4,022,014

	Allowance for Loan Losses – Year Ended December 31, 2017
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,748	$(60)	$—	$(371)	$2,317
Commercial	11,517	(186)	397	(287)	11,441

Total mortgage loans on real estate	14,265	(246)	397	(658)	13,758
Consumer:
Home equity lines of credit	7,044	(98)	698	(1,844)	5,800
Home equity loans	2,644	(332)	242	(713)	1,841
Other	622	(1,186)	375	775	586

Total consumer loans	10,310	(1,616)	1,315	(1,782)	8,227
Commercial	5,831	(1,444)	428	1,697	6,512
Construction:
Residential	1,417	(1,104)	—	871	1,184
Commercial	680	—	1	(39)	642

Total construction	2,097	(1,104)	1	832	1,826

Total	$32,503	$(4,410)	$2,141	$89	$30,323

	Allowance for Loan Losses – As of December 31, 2017
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$1,932	$230	$155	$2,317
Commercial	11,351	30	60	11,441

Total mortgage loans on real estate	13,283	260	215	13,758
Consumer:
Home equity lines of credit	5,356	427	17	5,800
Home equity loans	1,734	107	—	1,841
Other	529	57	—	586

Total consumer loans	7,619	591	17	8,227
Commercial	4,624	1,848	40	6,512
Construction:
Residential	1,184	—	—	1,184
Commercial	642	—	—	642

Total construction	1,826	—	—	1,826

Total	$27,352	$2,699	$272	$30,323

	Loans, Net of Unearned fees – As of December 31, 2017
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans, net of unearned fees
Mortgage loans on real estate:
Residential 1-4 family	$378,743	$5,298	$1,385	$385,426
Commercial	1,892,422	13,911	8,563	1,914,896

Total mortgage loans on real estate	2,271,165	19,209	9,948	2,300,322
Consumer:
Home equity lines of credit	283,502	2,688	2,498	288,688
Home equity loans	41,076	1,470	485	43,031
Other	24,853	257	45	25,155

Total consumer loans	349,431	4,415	3,028	356,874
Commercial	213,358	4,470	2,584	220,412
Construction:
Residential	67,790	140	—	67,930
Commercial	69,627	—	—	69,627

Total construction	137,417	140	—	137,557

Total	$2,971,371	$28,234	$15,560	$3,015,165

	Allowance for Loan Losses – Year Ended December 31, 2016
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,896	$(321)	$880	$(707)	$2,748
Commercial	11,015	(827)	920	409	11,517

Total mortgage loans on real estate	13,911	(1,148)	1,800	(298)	14,265
Consumer:
Home equity lines of credit	11,253	(585)	2,317	(5,941)	7,044
Home equity loans	3,177	(219)	590	(904)	2,644
Other	688	(823)	449	308	622

Total consumer loans	15,118	(1,627)	3,356	(6,537)	10,310
Commercial	5,271	(455)	404	611	5,831
Construction:
Residential	899	—	54	464	1,417
Commercial	812	—	78	(210)	680

Total construction	1,711	—	132	254	2,097

Total	$36,011	$(3,230)	$5,692	$(5,970)	$32,503

	Allowance for Loan Losses – As of December 31, 2016
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$2,304	$258	$186	$2,748
Commercial	10,064	4	1,449	11,517

Total mortgage loans on real estate	12,368	262	1,635	14,265
Consumer:
Home equity lines of credit	6,616	411	17	7,044
Home equity loans	2,365	215	64	2,644
Other	594	28	—	622

Total consumer loans	9,575	654	81	10,310
Commercial	3,765	1,130	936	5,831
Construction:
Residential	1,372	—	45	1,417
Commercial	680	—	—	680

Total construction	2,052	—	45	2,097

Total	$27,760	$2,046	$2,697	$32,503

	Loans, Net of Unearned fees – As of December 31, 2016
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$362,780	$4,094	$1,469	$368,343
Commercial	1,657,238	15,081	12,802	1,685,121

Total mortgage loans on real estate	2,020,018	19,175	14,271	2,053,464
Consumer:
Home equity lines of credit	282,159	3,196	4,360	289,715
Home equity loans	42,992	1,508	1,682	46,182
Other	30,547	154	65	30,766

Total consumer loans	355,698	4,858	6,107	366,663
Commercial	208,960	4,096	3,991	217,047
Construction:
Residential	54,743	11	675	55,429
Commercial	66,990	—	—	66,990

Total construction	121,733	11	675	122,419

Total	$2,706,409	$28,140	$25,044	$2,759,593

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

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators Originated Loans – As of December 31, 2018
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total Originated Loans
Mortgage loans on real estate:
Residential 1-4 family	$337,189	$1,724	$4,883	$—	$343,796
Commercial	1,861,627	33,483	15,871	—	1,910,981

Total mortgage loans on real estate	2,198,816	35,207	20,754	—	2,254,777
Consumer:
Home equity lines of credit	279,491	2,309	2,653	—	284,453
Home equity loans	29,289	1,054	2,317	—	32,660
Other	33,606	341	73	—	34,020

Total consumer loans	342,386	3,704	5,043	—	351,133
Commercial	217,126	6,127	5,382	—	228,635
Construction:
Residential	90,412	32	259	—	90,703
Commercial	55,863	345	—	—	56,208

Total construction	146,275	377	259	—	146,911

Total loans	$2,904,603	$45,415	$31,438	$—	$2,981,456

	Credit Quality Indicators PNCI Loans – As of December 31, 2018
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total PNCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$167,908	$1,086	$798	$—	$169,792
Commercial	701,868	3,085	3,448	—	708,401

Total mortgage loans on real estate	869,776	4,171	4,246	—	878,193
Consumer:
Home equity lines of credit	38,780	1,124	1,053	—	40,957
Home equity loans	3,413	74	98	—	3,585
Other	21,481	173	5	—	21,659

Total consumer loans	63,674	1,371	1,156	—	66,201
Commercial	45,027	321	120	—	45,468
Construction:
Residential	30,593	—	—	—	30,593
Commercial	5,880	—	—	—	5,880

Total construction	36,473	—	—	—	36,473

Total loans	$1,014,950	$5,863	$5,522	$—	$1,026,335

	Credit Quality Indicators Originated Loans – As of December 31, 2017
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total Originated Loans
Mortgage loans on real estate:
Residential 1-4 family	$315,120	$2,234	$3,168	$—	$320,522
Commercial	1,649,333	18,434	22,743	—	1,690,510

Total mortgage loans on real estate	1,964,453	20,668	25,911	—	2,011,032
Consumer:
Home equity lines of credit	265,345	2,558	2,039	—	269,942
Home equity loans	37,428	800	1,620	—	39,848
Other	22,432	272	155	—	22,859

Total consumer loans	325,205	3,630	3,814	—	332,649
Commercial	195,208	9,492	4,737	—	209,437
Construction:
Residential	67,813	—	107	—	67,920
Commercial	64,492	4,872	—	—	69,364

Total construction	132,305	4,872	107	—	137,284

Total loans	$2,617,171	$38,662	$34,569	$—	$2,690,402

	Credit Quality Indicators PNCI Loans – As of December 31, 2017
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total PNCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$61,411	$218	$1,890	$—	$63,519
Commercial	203,751	11,513	559	—	215,823

Total mortgage loans on real estate	265,162	11,731	2,449	—	279,342
Consumer:
Home equity lines of credit	14,866	450	932	—	16,248
Home equity loans	2,433	188	77	—	2,698
Other	2,207	38	6	—	2,251

Total consumer loans	19,506	676	1,015	—	21,197
Commercial	8,390	1	—	—	8,391
Construction:
Residential	10	—	—	—	10
Commercial	263	—	—	—	263

Total construction	273	—	—	—	273

Total	$293,331	$12,408	$3,464	$—	$309,203

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

The following tables show the ending balance of current and past due originated and PNCI loans by loan category as of the date indicated:

	Analysis of Originated Past Due Loans - As of December 31, 2018
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,675	$132	$478	$2,285	$341,511	$343,796	$—
Commercial	431	1,200	296	1,927	1,909,054	1,910,981	—

Total mortgage loans on real estate	2,106	1,332	774	4,212	2,250,565	2,254,777	—
Consumer:
Home equity lines of credit	908	47	609	1,564	282,889	284,453	—
Home equity loans	1,043	24	214	1,281	31,379	32,660	—
Other	298	17	—	315	33,705	34,020	—

Total consumer loans	2,249	88	823	3,160	347,973	351,133	—
Commercial	1,053	579	1,247	2,879	225,756	228,635	—
Construction:
Residential	209	—	—	209	90,494	90,703	—
Commercial	—	—	—	—	56,208	56,208	—

Total construction	209	—	—	209	146,702	146,911	—

Total originated loans	$5,617	$1,999	$2,844	$10,460	$2,970,996	$2,981,456	$—

	Analysis of PNCI Past Due Loans - As of December 31, 2018
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,009	$133	$156	$1,298	$168,494	$169,792	$—
Commercial	1,646	1,136	1,082	3,864	704,537	708,401

Total mortgage loans on real estate	2,655	1,269	1,238	5,162	873,031	878,193	—
Consumer:
Home equity lines of credit	304	35	237	576	40,381	40,957
Home equity loans	74	—	—	74	3,511	3,585	—
Other	160	—	—	160	21,499	21,659	—

Total consumer loans	538	35	237	810	65,391	66,201	—
Commercial	678	145	113	936	44,532	45,468	—
Construction:
Residential	—	—	—	—	30,593	30,593	—
Commercial	—	—	—	—	5,880	5,880	—

Total construction	—	—	—	—	36,473	36,473	—

Total PNCI loans	$3,871	$1,449	$1,588	$6,908	$1,019,427	$1,026,335	$—

	Analysis of Originated Past Due Loans - As of December 31, 2017
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,740	$510	$243	$2,493	$318,029	$320,522	$—
Commercial	158	987	—	1,145	1,689,365	1,690,510	—

Total mortgage loans on real estate	1,898	1,497	243	3,638	2,007,394	2,011,032	—
Consumer:
Home equity lines of credit	528	48	372	948	268,994	269,942	—
Home equity loans	511	107	373	991	38,857	39,848	—
Other	56	36	3	95	22,764	22,859	—

Total consumer loans	1,095	191	748	2,034	330,615	332,649	—
Commercial	956	738	1,527	3,221	206,216	209,437	—
Construction:
Residential	34	—	—	34	67,886	67,920	—
Commercial	—	—	—	—	69,364	69,364	—

Total construction	34	—	—	34	137,250	137,284	—

Total loans	$3,983	$2,426	$2,518	$8,927	$2,681,475	$2,690,402	$—

	Analysis of PNCI Past Due Loans - As of December 31, 2017
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,495	$90	$109	$1,694	$61,825	$63,519	$81
Commercial	70	—	—	70	215,753	215,823	—

Total mortgage loans on real estate	1,565	90	109	1,764	277,578	279,342	81
Consumer:
Home equity lines of credit	298	228	330	856	15,392	16,248	200
Home equity loans	30	—	—	30	2,668	2,698	—
Other	6	26	—	32	2,219	2,251	—

Total consumer loans	334	254	330	918	20,279	21,197	200
Commercial	—	—	—	—	8,391	8,391	—
Construction:
Residential	—	—	—	—	10	10	—
Commercial	—	—	—	—	263	263	—

Total construction	—	—	—	—	273	273	—

Total loans	$1,899	$344	$439	$2,682	$306,521	$309,203	$281

The following table shows the ending balance of nonaccrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of December 31, 2018			As of December 31, 2017
(in thousands)	Originated	PNCI	Total	Originated	PNCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$3,244	$334	$3,578	$1,725	$1,012	$2,737
Commercial	9,263	1,468	10,731	8,144	—	8,144

Total mortgage loans on real estate	12,507	1,802	14,309	9,869	1,012	10,881
Consumer:
Home equity lines of credit	1,429	885	2,314	811	402	1,213
Home equity loans	1,722	47	1,769	1,106	44	1,150
Other	3	4	7	7	5	12

Total consumer loans	3,154	936	4,090	1,924	451	2,375
Commercial	3,755	120	3,875	3,669	—	3,669
Construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

Total construction	—	—	—	—	—	—

Total non accrual loans	$19,416	$2,858	$22,274	$15,462	$1,463	$16,925

Interest income on originated nonaccrual loans that would have been recognized during the years ended December 31, 2018, 2017, and 2016, if all such loans had been current in accordance with their original terms, totaled $1,584,000, $1,067,000, and $783,000, respectively. Interest income actually recognized on these originated loans during the years ended December 31, 2018, 2017, and 2016 was $486,000, $530,000, and $377,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the years ended December 31, 2018, 2017, and 2016, if all such loans had been current in accordance with their original terms, totaled $1,122,000, $73,000, and $178,000, respectively. Interest income actually recognized on these PNCI loans during the years ended December 31, 2018, 2017, and 2016 was $989,000, $18,000, and $11,000, respectively.

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

	Impaired Originated Loans - As of, or for the Twelve Months Ended, December 31, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,594	$3,663	$308	$3,971	$56	$3,517	$90
Commercial	13,081	10,676	1,765	12,441	42	13,115	137

Total mortgage loans on real estate	17,675	14,339	2,073	16,412	98	16,632	227
Consumer:
Home equity lines of credit	1,900	1,749	111	1,860	71	1,885	43
Home equity loans	2,374	1,892	65	1,957	2	1,520	23
Other	3	—	3	3	3	17	2

Total consumer loans	4,277	3,641	179	3,820	76	3,422	68
Commercial	5,433	2,924	2,287	5,211	1,774	4,654	91
Construction:
Residential	—	—	—	—	—	5	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	5	—

Total	$27,385	$20,904	$4,539	$25,443	$1,948	$24,713	$386

	Impaired PNCI Loans - As of, or for the Twelve Months Ended, December 31, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$375	$334	$—	$334	$—	$529	$5
Commercial	3,110	1,468	—	1,468	—	1,713	183

Total mortgage loans on real estate	3,485	1,802	—	1,802	—	2,242	188
Consumer:
Home equity lines of credit	1,027	587	367	954	127	1,120	18
Home equity loans	252	47	197	244	101	155	—
Other	106	21	85	106	11	114	—

Total consumer loans	1,385	655	649	1,304	239	1,389	18
Commercial	120	113	7	120	7	60	1
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	$4,990	$2,570	$656	$3,226	$246	$3,691	$207

	Impaired Originated Loans - As of, or for the Twelve Months Ended, December 31, 2017
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,023	$2,058	$1,881	$3,939	$230	$3,501	$143
Commercial	14,186	13,101	810	13,911	30	13,851	645

Total mortgage loans on real estate	18,209	15,159	2,691	17,850	260	17,352	788
Consumer:
Home equity lines of credit	1,581	1,093	401	1,494	111	1,702	47
Home equity loans	1,627	1,107	198	1,305	10	1,193	24
Other	55	4	3	7	3	20	—

Total consumer loans	3,263	2,204	602	2,806	124	2,915	71
Commercial	4,566	575	3,895	4,470	1,848	4,283	184
Construction:
Residential	140	140	—	140	—	76	9
Commercial	—	—	—	—	—	—	—

Total construction	140	140	—	140	—	76	9

Total	$26,178	$18,078	$7,188	$25,266	$2,232	$24,626	$1,052

	Impaired PNCI Loans - As of, or for the Twelve Months Ended, December 31, 2017
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,404	$1,359	$—	$1,359	$—	$1,041	$24
Commercial	—	—	—	—	—	979	—

Total mortgage loans on real estate	1,404	1,359	—	1,359	—	2,020	24
Consumer:
Home equity lines of credit	1,216	591	603	1,194	316	1,240	48
Home equity loans	178	44	121	165	97	117	6
Other	250	—	250	250	54	186	11

Total consumer loans	1,644	635	974	1,609	467	1,543	65
Commercial	—	—	—	—	—	—	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	$3,048	$1,994	$974	$2,968	$467	$3,563	$89

	Impaired Originated Loans - As of, or for the Twelve Months Ended, December 31, 2016
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$3,381	$1,820	$1,551	$3,371	$180	$4,632	$157
Commercial	13,503	12,898	357	13,255	4	20,891	592

Total mortgage loans on real estate	16,884	14,718	1,908	16,626	184	25,523	749
Consumer:
Home equity lines of credit	2,001	1,480	430	1,910	110	3,297	49
Home equity loans	1,730	715	594	1,309	107	1,465	37
Other	48	15	19	34	13	26	3

Total consumer loans	3,779	2,210	1,043	3,253	230	4,788	89
Commercial	4,311	762	3,334	4,096	1,130	3,383	125
Construction:
Residential	16	11	—	11	—	7	—
Commercial	—	—	—	—	—	—	—

Total construction	16	11	—	11	—	7	—

Total	$24,990	$17,701	$6,285	$23,986	$1,544	$33,701	$963

	Impaired PNCI Loans - As of, or for the Twelve Months Ended, December 31, 2016
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$745	$463	$259	$722	$79	$799	$17
Commercial	2,031	1,826	—	1,826	—	2,853	—

Total mortgage loans on real estate	2,776	2,289	259	2,548	79	3,652	17
Consumer:
Home equity lines of credit	1,297	735	551	1,286	300	1,173	36
Home equity loans	206	67	132	199	108	154	8
Other	122	3	118	121	15	194	5

Total consumer loans	1,625	805	801	1,606	423	1,521	49
Commercial	—	—	—	—	—	1	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	245	—

Total construction	—	—	—	—	—	245	—

Total	$4,401	$3,094	$1,060	$4,154	$502	$5,419	$66

Originated loans classified as TDRs and impaired were $10,253,000, $12,517,000 and $12,371,000 at December 31, 2018, 2017 and 2016, respectively. PNCI loans classified as TDRs and impaired were $615,000, $1,352,000 and $1,324,000 at December 31, 2018, 2017 and 2016, respectively. The Company had no significant obligations to lend additional funds on Originated or PNCI TDRs as of December 31, 2018, 2017, or 2016.

The following tables show certain information regarding Troubled Debt Restructurings that occurred during the periods indicated:

	TDR Information for the Year Ended December 31, 2018
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	1	$156	$156	$—	—	$—	$—
Commercial	7	1,782	1,779	491	1	169	—

Total mortgage loans on real estate	8	1,938	1,935	491	1	169	—
Consumer:
Home equity lines of credit	1	133	138	—	2	248	—
Home equity loans	2	599	599	(35)	—	—	—
Other	—	—	—	—	—	—	—

Total consumer loans	3	732	737	(35)	2	248	—
Commercial	6	1,098	1,083	325	3	148	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	17	$3,768	$3,755	$781	6	$565	$—

	TDR Information for the Year Ended December 31, 2017
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	1	$939	$939	$169	2	$223	$—
Commercial	8	3,721	3,695	(111)	1	219	—

Total mortgage loans on real estate	9	4,660	4,634	58	3	442	—
Consumer:
Home equity lines of credit	3	187	187	27	1	127	(5)
Home equity loans	1	252	252	—	1	55	—
Other	1	14	14	11	—	—	—

Total consumer loans	5	453	453	38	2	182	(5)
Commercial	11	1,854	1,747	37	—	—	—
Construction:
Residential	1	144	144	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	1	144	144	—	—	—	—

Total	26	$7,111	$6,978	$133	5	$624	$(5)

	TDR Information for the Year Ended December 31, 2016
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	3	$650	$656	$50	2	$101	$—
Commercial	5	423	461	46	—	—	—

Total mortgage loans on real estate	8	1,073	1,117	96	2	101	—
Consumer:
Home equity lines of credit	9	707	709	205	1	229	—
Home equity loans	1	105	105	—	—	—	—
Other	2	27	27	2	—	—	—

Total consumer loans	12	839	841	207	1	229	—
Commercial	4	77	77	23		—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	24	$1,989	$2,035	$326	3	$330	$—

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

Note 6 – Foreclosed Assets

A summary of the activity in the balance of foreclosed assets follows (dollars in thousands):

	Year ended December 31,
	2018	2017
Beginning balance, net	$3,226	$3,986
Additions/transfers from loans	1,262	1,563
Dispositions/sales	(2,119)	(2,161)
Valuation adjustments	(89)	(162)

Ending balance, net	$2,280	$3,226

Ending valuation allowance	$(116)	$(200)
Ending number of foreclosed assets	11	16
Proceeds from sale of foreclosed assets	$2,527	$2,872
Gain on sale of foreclosed assets	$408	$711

At December 31, 2018, the balance of real estate owned includes $1,218,000 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are underway is $453,000.

Note 7 – Premises and Equipment

	As of December 31,
	2018	2017
	(In thousands)
Land & land improvements	$29,065	$9,959
Buildings	64,478	50,340
Furniture and equipment	45,228	35,939

	138,771	96,238
Less: Accumulated depreciation	(50,125)	(40,644)

	88,646	55,594
Construction in progress	701	2,148

Total premises and equipment	$89,347	$57,742

Depreciation expense for premises and equipment amounted to $6,104,000, $5,686,000, and $5,314,000 in 2018, 2017, and 2016, respectively.

Note 8 – Cash Value of Life Insurance

A summary of the activity in the balance of cash value of life insurance follows (dollars in thousands):

	Year ended December 31,
	2018	2017
Beginning balance	$97,783	$95,912
Acquired policies from business combination	16,817	—
Increase in cash value of life insurance	2,718	2,685
Gain on death benefit	—	108
Insurance proceeds receivable reclassified to other assets	—	(922)

Ending balance	$117,318	$97,783

End of period death benefit	$200,249	$165,587
Number of policies owned	196	182
Insurance companies used	14	14
Current and former employees and directors covered	66	57

As of December 31, 2018, the Bank was the owner and beneficiary of 196 life insurance policies, issued by 14 life insurance companies, covering 66 current and former employees and directors. These life insurance policies are recorded on the Company’s financial statements at their reported cash (surrender) values. As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable noninterest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits.

Note 9 – Goodwill and Other Intangible Assets

The following table summarizes the Company’s goodwill intangible as of the dates indicated:

(in thousands)	December 31, 2018	Additions	Reductions	December 31, 2017
Goodwill	$220,972	$156,661	$—	$64,311

Impairment exists when a Company’s carrying value exceeds its fair value. Goodwill is evaluated for impairment annually. At September 30, 2018, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeds its carrying value, resulting in no impairment. For each of the years in the three year period ended December 31, 2018, there were no impairment charges recognized.

The following table summarizes the Company’s core deposit intangibles (“CDI”) as of the dates indicated:

(in thousands)	December 31, 2018	Additions	Reductions/ Amortization	December 31, 2017
Core deposit intangibles	$37,163	$27,605	$—	$9,558
Accumulated amortization	(7,883)	—	(3,499)	(4,384)

Core deposit intangibles, net	$29,280	27,605	$(3,499)	$5,174

The Company recorded additions to its CDI of $27,605,000 in conjunction with the FNBB acquisition on July 6, 2018, $2,046,000 in conjunction with the acquisition of three branch offices from Bank of America on March 18, 2016, $6,614,000 in conjunction with the North Valley Bancorp acquisition on October 3, 2014, and $898,000 in conjunction with the Citizens acquisition on September 23, 2011. The following table summarizes the Company’s estimated core deposit intangible amortization (dollars in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2019	$5,723
2020	5,723
2021	5,465
2022	4,776
2023	4,269
Thereafter	3,324

Note 10 – Mortgage Servicing Rights

The following tables summarize the activity in, and the main assumptions we used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

	Year ended December 31,
	2018	2017	2016
Balance at beginning of period	$6,687	$6,595	$7,618
Additions	557	810	1,161
Change in fair value	(146)	(718)	(2,184)

Balance at end of period	$7,098	$6,687	$6,595

Contractually specified servicing fees, late fees and ancillary fees earned	$2,038	$2,076	$2,065
Balance of loans serviced at:
Beginning of period	$811,065	$816,623	$817,917
End of period	$785,138	$811,065	$816,623
Period end:
Weighted-average prepayment speed (CPR)	7.6%	8.9%	8.8%
Weighted-average discount rate	12.0%	13.0%	14.0%

The changes in fair value of MSRs during 2018 were primarily due to changes in principal balances and mortgage prepayment speeds of the MSRs. The changes in fair value of MSRs during 2017 were primarily due to changes in investor required rate of return, or discount rate, of the MSRs. The changes in fair value of MSRs during 2016 were primarily due to changes in principal balances, changes in mortgage prepayment speeds, and changes in investor required rate of return, or discount rate, of the MSRs.

Note 11 – Deposits

A summary of the balances of deposits follows (in thousands):

	December 31,
	2018	2017
Noninterest-bearing demand	$1,760,580	$1,368,218
Interest-bearing demand	1,252,366	971,459
Savings	1,921,324	1,364,518
Time certificates, over $250,000	132,429	73,596
Other time certificates	299,767	231,340

Total deposits	$5,366,466	$4,009,131

Certificate of deposit balances of $60,000,000 and $50,000,000 from the State of California were included in time certificates over $250,000 at December 31, 2018 and 2017. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,469,000 and $1,366,000 were classified as consumer loans at December 31, 2018 and 2017, respectively.

At December 31, 2018, the scheduled maturities of time deposits were as follows (in thousands):

Scheduled maturities
2019	$298,855
2020	75,989
2021	36,267
2022	18,542
2023	2,537
Thereafter	6

Total	$432,196

Note 12 – Other Borrowings

A summary of the balances of other borrowings follows:

	December 31,
	2018	2017
	(in thousands)
FHLB collateralized borrowing, fixed rate, as of December 31, 2017 of 1.38%, payable on January 2, 2018	$—	$104,729
Other collateralized borrowings, fixed rate, as of December 31, 2018 and December 31, 2017 of 0.05%, payable on January 2, 2019 and January 2, 2018, respectively	15,839	17,437

Total other borrowings	$15,839	$122,166

The Company did not enter into any other borrowings or repurchase agreements during 2018 or 2017.

The Company maintains a collateralized line of credit with the FHLB. Based on the FHLB stock requirements at December 31, 2018, this line provided for maximum borrowings of $2,063,815,000 of which zero was outstanding. As of December 31, 2018, the Company had designated investment securities with a fair value of $188,559,000 and loans totaling $2,832,945,000 as potential collateral under this collateralized line of credit with the FHLB.

The Company had $15,839,000 and $17,437,000 of other collateralized borrowings at December 31, 2018 and 2017, respectively. Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of December 31, 2018, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $37,688,000 under these other collateralized borrowings.

The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2018, this line provided for maximum borrowings of $142,272,000 of which none was outstanding. As of December 31, 2018, the Company has designated investment securities with fair value of $12,000 and loans totaling $256,364,000 as potential collateral under this collateralized line of credit with the FRB.

The Company has available unused correspondent banking lines of credit from commercial banks totaling $20,000,000 for federal funds transactions at December 31, 2018.

Note 13 – Junior Subordinated Debt

At December 31, 2018, the Company had five wholly-owned subsidiary business trusts that had issued $62.9 million of trust preferred securities (the “Capital Trusts”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.

The Company organized two of the Capital Trusts. The Company acquired its three other Capital Trusts and assumed their related Debentures as a result of its acquisition of North Valley Bancorp in 2014. The acquired Debentures were recorded on the Company’s books at their fair values on the acquisition date. The related fair value discounts to face value of these Debentures will be amortized over the remaining time to maturity for each of these Debentures using the effective interest method.

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

The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

			Coupon Rate (Variable) 3 mo. LIBOR +	As of December 31, 2018		December 31, 2017
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	5.49%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	5.03%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	5.79%	5,174	5,135
North Valley Trust III	4/24/2034	5,155	2.80%	5.28%	4,079	4,041
North Valley Trust IV	3/15/2036	10,310	1.33%	4.12%	6,551	6,444

		$62,889			$57,042	$56,858

Note 14 – Commitments and Contingencies

Restricted Cash Balances — Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $119,317,000 and $82,068,000 were maintained to satisfy Federal regulatory requirements at December 31, 2018 and 2017. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.

Lease Commitments — The Company leases 48 sites under non-cancelable operating leases. The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term. The Company currently does not have any capital leases. At December 31, 2018, future minimum commitments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
(in thousands)
2019	$4,639
2020	4,036
2021	3,644
2022	2,814
2023	1,831
Thereafter	2,636

Future minimum lease payments	$19,600

Rent expense under operating leases was $6,348,000 in 2018, $5,885,000 in 2017, and $6,082,000 in 2016. Rent expense was offset by rent income of $42,000 in 2018, $44,000 in 2017, and $220,000 in 2016.

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

The following table presents a summary of the Bank’s commitments and contingent liabilities:

	December 31,
(in thousands)	2018	2017
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$306,191	$257,220
Consumer loans	496,575	422,958
Real estate mortgage loans	140,292	66,267
Real estate construction loans	248,996	187,097
Standby letters of credit	11,346	13,075
Deposit account overdraft privilege	111,956	98,260

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

Legal Proceedings — Neither the Company nor its subsidiaries are a party to any other pending legal proceedings that are material, nor is their property the subject of any other material pending legal proceeding at this time. All other legal proceedings are routine and arise out of the ordinary course of the Bank’s business. None of those proceedings are currently expected to have a material adverse impact upon the Company’s and the Bank’s business, their consolidated financial position nor their operations in any material amount not already accrued, after taking into consideration any applicable insurance.

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

The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.6298 per Class B share. As of December 31, 2018, the value of the Class A shares was $131.94 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $2,881,000 as of December 31, 2018, and has not been reflected in the accompanying consolidated financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.

Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.

Note 15 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $26,432,000, $19,236,000, and $16,758,000 in 2018, 2017, and 2016, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of California Department of Business Oversight. Absent approval from the Commissioner of the Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2018, the Bank could have paid dividends of $98,438,000 to the Company without the approval of the Commissioner of the Department of Business Oversight.

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The 500,000 shares authorized for repurchase under this stock repurchase plan represented approximately 3.2% of the Company’s 15,814,662 outstanding common shares as of August 21, 2007. This stock repurchase plan has no expiration date. As of December 31, 2018, the Company had repurchased 196,566 shares under this plan. During the year ended December 31, 2018, 26,966 shares of common stock with a fair value of $968,000 were repurchased under this plan. There were no shares of common stock repurchased during 2017 or 2016.

Stock Repurchased Under Equity Compensation Plans

During the years ended December 31, 2018, 2017, and 2016, employees tendered 78,023, 107,390, and 264,800 of the Company’s common stock with market value of $3,001,000, $3,854,000, and $7,879,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to such exercises as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced August 21, 2007.

Note 16 – Stock Options and Other Equity-Based Incentive Instruments

In March 2009, the Company’s Board of Directors adopted the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2009 Plan was approved by the Company’s shareholders in May 2009. The 2009 Plan allows for the granting of the following types of stock awards (“Awards”): incentive stock options, nonstatutory stock options, performance awards, restricted stock, restricted stock unit (“RSU”) awards and stock appreciation rights. RSUs that vest based solely on the grantee remaining in the service of the Company for a certain amount of time, are referred to as “service condition vesting RSUs”. RSUs that vest based on the grantee remaining in the service of the Company for a certain amount of time and a market condition such as the total return of the Company’s common stock versus the total return of an index of bank stocks, are referred to as “market plus service condition vesting RSUs”. In May 2013, the Company’s shareholders approved an amendment to the 2009 Plan increasing the maximum aggregate number of shares of TriCo’s common stock which may be issued pursuant to or subject to Awards from 650,000 to 1,650,000. The number of shares available for issuance under the 2009 Plan is reduced by: (i) one share for each share of common stock issued pursuant to a stock option or a Stock Appreciation Right and (ii) two shares for each share of common stock issued pursuant to a performance award, a restricted stock award or a RSU. When Awards made under the 2009 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2009 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares against the number of shares again becomes available for issuance under the 2009 Plan, the number of shares of common stock available for issuance under the 2009 Plan shall increase by two shares. Shares awarded and delivered under the 2009 Plan may be authorized but unissued, or reacquired shares. As of December 31, 2018, 343,000 options for the purchase of common shares, and 112,483 RSUs were outstanding, and 380,958 shares remain available for issuance, under the 2009 Plan.

In May 2001, the Company adopted the TriCo Bancshares 2001 Stock Option Plan (2001 Plan) covering officers, employees, directors of, and consultants to, the Company. Under the 2001 Plan, the option exercise price cannot be less than the fair market value of the Common Stock at the date of grant except in the case of substitute options. Options for the 2001 Plan expire on the tenth anniversary of the grant date. Vesting schedules under the 2001 Plan are determined individually for each grant. As of December 31, 2018, 10,000 options for the purchase of common shares were outstanding under the 2001 Plan. As of May 2009, as a result of the shareholder approval of the 2009 Plan, no new stock awards may be granted under the 2001 Plan.

Stock option activity is summarized in the following table for the dates indicated:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price
Outstanding at January 1, 2018	446,400	$12.63 to $23.21	$16.84
Options granted	—	— to —	—
Options exercised	(100,400)	$12.63 to $23.21	$16.97
Options forfeited	(3,000)	$23.21	$23.21

Outstanding at December 31, 2018	343,000	$12.63 to $23.21	$16.67

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of December 31, 2018:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	341,875	1,125	343,000
Weighted average exercise price	$16.65	$23.21	$16.67
Intrinsic value (in thousands)	$5,860	$12	$5,872
Weighted average remaining contractual term (yrs.)	3.2	5.8	3.3

The 1,125 options that are currently not exercisable as of December 31, 2018 are expected to vest, on a weighted-average basis, over the next 0.8 years. The Company did not modify any option grants during 2018 or 2017.

The following table shows the total intrinsic value of options exercised, the total fair value of options vested, total compensation costs for options recognized in income, total tax benefit and excess tax benefits recognized in income related to compensation costs for options during the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Intrinsic value of options exercised	$2,109,000	$2,657,000	$3,483,000
Fair value of options that vested	$75,000	$259,000	$580,000
Total compensation costs for options recognized in income	$75,000	$259,000	$580,000
Total tax benefit recognized in income related to compensation costs for options	$22,000	$109,000	$244,000
Excess tax benefit recognized in income	$623,000	$600,000	$—

During 2018, 2017 and 2016, the Company granted no options.

Restricted stock unit activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at January 1, 2018	68,457		52,829
RSUs granted	38,605	$39.08	16,939	$36.40
Additional market plus service condition RSUs vested	—		8,506
RSUs added through dividend credits	1,188		—
RSUs released through vesting	(35,060)		(25,512)
RSUs forfeited/expired	(6,243)		(7,226)

Outstanding at December 31, 2018	66,947		45,536

The 66,947 of service condition vesting RSUs outstanding as of December 31, 2018 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. Additional RSUs credited through dividends are subject to the same vesting requirements as the original grant. The 66,947 of service condition vesting RSUs outstanding as of December 31, 2018 are expected to vest, and be released, on a weighted-average basis, over the next 1.4 years. The Company expects to recognize $2,319,000 of pre-tax compensation costs related to these service condition vesting RSUs between December 31, 2018 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2018 or 2017.

The 45,536 of market plus service condition vesting RSUs outstanding as of December 31, 2018 are expected to vest, and be released, on a weighted-average basis, over the next 1.4 years. The Company expects to recognize $848,000 of pre-tax compensation costs related to these RSUs between December 31, 2018 and their vesting dates. As of December 31, 2018, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 68,304 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2018 or 2017.

The following table shows the compensation costs and excess tax benefits for RSUs recognized in income for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Total compensation costs recognized in income
Service condition vesting RSUs	$1,017,000	$895,000	$616,000
Market plus service condition vesting RSUs	$370,000	$432,000	$271,000
Excess tax benefit recognized in income
Service condition vesting RSUs	$104,000	$131,000	$—
Market plus service condition vesting RSUs	$191,000	$175,000	$—

Note 17 – Noninterest Income and Expense

The components of other noninterest income were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
ATM and interchange fees	$18,249	$16,727	$15,859
Service charges on deposit accounts	15,467	16,056	14,365
Other service fees	2,852	3,282	3,121
Mortgage banking service fees	2,038	2,076	2,065
Change in value of mortgage loan servicing rights	(146)	(718)	(2,184)

Total service charges and fees	38,460	37,423	33,226

Commissions on sale of non-deposit investment products	3,151	2,729	2,329
Increase in cash value of life insurance	2,718	2,685	2,717
Gain on sale of loans	2,371	3,109	4,037
Lease brokerage income	678	782	711
Sale of customer checks	449	372	408
Gain on sale of foreclosed assets	408	711	262
Gain on sale of investment securities	207	961	—
Loss on disposal of fixed assets	(185)	(142)	(147)
Loss on marketable equity securities	(64)	—	—
Other	1,091	1,391	1,020

Total other noninterest income	10,824	12,598	11,337

Total noninterest income	$49,284	$50,021	$44,563

Mortgage banking servicing fees, net of change in value of mortgage loan servicing rights, totaling $1,892,000, $1,358,000, and ($119,000) were recorded within service charges and fees for the years ended December 31, 2018, 2017, and 2016, respectively.

The components of noninterest expense were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Base salaries, net of deferred loan origination costs	$62,422	$54,589	$53,169
Incentive compensation	11,147	9,227	8,872
Benefits and other compensation costs	20,373	19,114	18,683

Total salaries and benefits expense	93,942	82,930	80,724

Occupancy	12,139	10,894	10,139
Data processing and software	11,021	10,448	8,846
Equipment	6,651	7,141	6,597
ATM and POS network charges	5,271	4,752	4,999
Merger and acquisition expense	5,227	530	784
Advertising	4,578	4,101	3,829
Professional fees	3,546	3,745	5,409
Intangible amortization	3,499	1,389	1,377
Telecommunications	3,023	2,713	2,749
Regulatory assessments and insurance	1,906	1,676	2,105
Courier service	1,287	1,035	998
Operational losses	1,260	1,394	1,564
Postage	1,154	1,296	1,603
Legal settlement	—	—	1,450
Foreclosed assets expense	382	231	266
Provision for foreclosed asset losses	89	162	140
Other miscellaneous expense	13,720	12,587	12,418

Total other noninterest expense	74,753	64,094	65,273

Total noninterest expense	$168,695	$147,024	$145,997

Note 18 – Income Taxes

The components of consolidated income tax expense are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current tax expense
Federal	$13,109	$17,835	$17,401
State	9,323	6,650	7,121

	$22,432	24,485	24,522

Deferred tax expense
Federal	1,842	11,418	2,735
State	758	1,055	455

	2,600	12,473	3,190

Total tax expense	$25,032	$36,958	$27,712

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes. The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit.

On December 22, 2017, President Donald Trump signed into law “H.R.1”, commonly known as the “Tax Cuts and Jobs Act”, which among other items reduced the Federal corporate tax rate from 35% to 21%. The Company’s deferred tax expense as of December 31, 2017 included $7,416,000 from the re-measurement of deferred taxes and $226,000 from an acceleration of amortization expense on the low income housing tax credit investments.

The Company recognized, as components of tax expense, tax credits and other tax benefits, and amortization expense relating to our investments in Qualified Affordable Housing Projects as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax credits and other tax benefits – decrease in tax expense	$(1,993)	$(1,753)	$(954)
Amortization – increase in tax expense	$1,814	$1,611	$757

The carrying value of Low Income Housing Tax Credit Funds was $23,885,000 and $16,854,000 as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company has committed to make additional capital contributions to the Low Income Housing Tax Credit Funds in the amount of $9,032,000, and these contributions are expected to be made over the next several years.

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2018, 2017 and 2016 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	8.6	6.9	6.8
Tax Cuts and Jobs Act impact of federal rate change	—	9.6	—
Tax-exempt interest on municipal obligations	(1.0)	(1.9)	(1.8)
Tax-exempt life insurance related income	(0.6)	(1.3)	(1.3)
Low income housing tax credits	(2.2)	(2.3)	(1.3)
Low income housing tax credit amortization	2.0	2.1	0.8
Equity compensation	(0.5)	(1.2)	—
Non-deductible joint beneficiary agreement expense	0.1	0.1	0.1
Non-deductible merger expenses	0.2	0.2	—
Other	(0.8)	0.5	(0.1)

Effective Tax Rate	26.8%	47.7%	38.2%

The temporary differences, tax effected, which give rise to the Company’s net deferred tax asset recorded in other assets are as follows as of December 31 for the years indicated (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Allowance for losses and reserve for unfunded commitments	$10,394	$9,900
Deferred compensation	2,780	1,953
Accrued pension liability	9,734	6,835
Accrued bonus	709	171
Other accrued expenses	466	522
Additional unfunded status of the supplemental retirement plans	1,420	1,582
State taxes	1,864	1,397
Share based compensation	1,132	1,322
Nonaccrual interest	814	282
OREO write downs	34	59
Acquisition cost basis	6,714	2,187
Unrealized loss on securities	6,201	1,008
Tax credits	623	581
Net operating loss carryforwards	2,442	1,801
Other	389	508

Total deferred tax assets	45,716	30,108

Deferred tax liabilities:
Securities income	(1,020)	(958)
Depreciation	(5,572)	(1,987)
Merger related fixed asset valuations	(26)	(30)
Securities accretion	(426)	(315)
Mortgage servicing rights valuation	(2,073)	(1,943)
Core deposit intangible	(8,234)	(916)
Junior subordinated debt	(1,729)	(1,783)
Prepaid expenses and other	(582)	(479)

Total deferred tax liability	(19,662)	(8,411)

Net deferred tax asset	$26,054	$21,697

As part of the merger with FNB Bancorp in 2018 and North Valley Bancorp in 2014, TriCo acquired federal and state net operating loss carryforwards, capital loss carryforwards, and tax credit carryforwards. These tax attribute carryforwards will be subject to provisions of the tax law that limit the use of such losses and credits generated by a company prior to the date certain ownership changes occur. The amount of the Company’s net operating loss carryforwards that would be subject to these limitations as of December 31, 2018 were $1,292,000 for federal and $23,877,000 for California. The amount of the Company’s tax credits that would be subject to these limitations as of December 31, 2018 are $123,000 and $648,000 for federal and California, respectively. Due to the limitation, a significant portion of the state tax credits will expire regardless of whether the Company generates future taxable income. As such, the Company has recorded the future benefit of these tax credits on the books at the value which is more likely than not to be realized. These tax loss and tax credit carryforwards expire at various dates beginning in 2019.

The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, including the tax attribute carryforwards acquired as part of the FNB Bancorp and North Valley Bancorp merger.

Disclosure of unrecognized tax benefits at December 31, 2018 and 2017 were not considered significant for disclosure purposes. Management does not expect the unrecognized tax benefit will materially change in the next 12 months. During the years ended December 31, 2018 and December 31, 2017 the Company recognized no interest and penalties related to taxes. The Company files income tax returns in the U.S. federal jurisdiction, and California. With few exceptions, the Company is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years before 2015 and 2014, respectively.

Note 19 – Earnings per Share

Earnings per share have been computed based on the following:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net income	$68,320	$40,554	$44,811
Average number of common shares outstanding	26,593	22,912	22,814
Effect of dilutive stock options and restricted stock	287	338	273

Average number of common shares outstanding used to calculate diluted earnings per share	26,880	23,250	23,087

Options excluded from diluted earnings per share because the effect of these options was antidilutive	10,056	—	13,825

Note 20 – Comprehensive Income

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

	Year Ended December 31,
(in thousands)	2018	2017	2016
Unrealized holding (losses) gains on available for sale securities before reclassifications	$(17,057)	$6,422	$(11,015)
Amounts reclassified out of accumulated other comprehensive income:
Realized gains on debt securities	(207)	(961)	—
Adoption ASU 2016-01	62	—	—
Adoption ASU 2018-02	(425)	—	—

Total amounts reclassified out of accumulated other comprehensive income	(570)	(961)	—

Unrealized holding (losses) gains on available for sale securities after reclassifications	(17,627)	5,461	(11,015)
Tax effect	5,193	(2,296)	4,631

Unrealized holding (losses) gains on available for sale securities, net of tax	(12,434)	3,165	(6,384)

Change in unfunded status of the supplemental retirement plans before reclassifications	762	(1,016)	511
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(54)	(12)	(40)
Amortization of actuarial losses	510	390	550
Adoption ASU 2018-02	(668)	—	—

Total amounts reclassified out of accumulated other comprehensive income	(212)	378	510

Change in unfunded status of the supplemental retirement plans after reclassifications	550	(638)	1,021
Tax effect	(162)	268	(429)

Change in unfunded status of the supplemental retirement plans, net of tax	388	(370)	592

Change in joint beneficiary agreement liability before reclassifications	426	(110)	(343)
Tax effect	—	—	—

Change in unfunded status of the supplemental retirement plans, net of tax	426	(110)	(343)

Total other comprehensive (loss) income	$(11,620)	$2,685	$(6,135)

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Net unrealized loss on available for sale securities	$(20,974)	(3,409)
Stranded OCI from tax rate change	—	425
Tax effect	6,201	1,008

Unrealized holding loss on available for sale securities, net of tax	(14,773)	(1,976)

Unfunded status of the supplemental retirement plans	(4,802)	(5,352)
Stranded OCI from tax rate change	—	668
Tax effect	1,420	1,582

Unfunded status of the supplemental retirement plans, net of tax	(3,382)	(3,102)

Joint beneficiary agreement liability	276	(150)
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	276	(150)

Accumulated other comprehensive loss	$(17,879)	$(5,228)

Note 21 – Retirement Plans

401(k) Plan

The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. Prior to July 1, 2015, the Company did not contribute to the 401(k) Plan. Effective July 1, 2015, the Company initiated a discretionary matching contribution equal to 50% of participant’s elective deferrals each quarter, up to 4% of eligible compensation. The Company recorded salaries & benefits expense attributable to the 401(k) Plan matching contributions and 401(k) Plan matching contributions for the years ended:

	Year Ended December 31,
(in thousands)	2018	2017	2016
401(k) Plan benefits expense	$879	$776	$678
401(k) Plan contributions made by the Company	$872	$767	$811

Employee Stock Ownership Plan

Substantially all employees with at least one year of service are covered by a discretionary employee stock ownership plan (ESOP). Company shares owned by the ESOP are paid dividends and included in the calculation of earnings per share as common shares outstanding. Contributions are made to the plan at the discretion of the Board of Directors. Expenses related to the Company’s ESOP, included in benefits and other compensation costs under salaries and benefits expense, and contributions to the plan for the years ended were:

	Year Ended December 31,
(in thousands)	2018	2017	2016
ESOP benefits expense	$1,887	$2,149	$1,831
ESOP contributions made by the Company	$1,952	$2,073	$1,368

Deferred Compensation Plans

The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $9,402,000 and $6,605,000 at December 31, 2018 and 2017, respectively. Earnings credits on deferred balances included in noninterest expense are included in the following table:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Deferred compensation earnings credits included in noninterest expense	$462	$478	$487

Supplemental Retirement Plans

The Company has supplemental retirement plans for certain directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the supplemental retirement obligations were $117,318,000 and $97,783,000 at December 31, 2018 and 2017, respectively.

The Company recorded in other liabilities the additional unfunded status of the supplemental retirement plans of $4,802,000 and $5,352,000 related to the supplemental retirement plans as of December 31, 2018 and 2017, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities.

At December 31, 2018 and 2017, the additional unfunded status of the supplemental retirement plans of $4,802,000 and $5,352,000 were offset by a reduction of shareholders’ equity accumulated other comprehensive loss of $3,382,000 and $3,102,000, respectively, representing the after-tax impact of the additional unfunded status of the supplemental retirement plans, and the related deferred tax asset of $1,420,000 and $1,582,000, respectively. Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company’s defined benefit pension plans are presented in the following table. The Company expects to recognize approximately $408,000 of the net actuarial loss reported in the following table as of December 31, 2018 as a component of net periodic benefit cost during 2019.

	December 31,
(in thousands)	2018	2017
Transition obligation	$3	$4
Prior service cost	(194)	(248)
Net actuarial loss	4,993	5,596

Amount included in accumulated other comprehensive loss	4,802	5,352
Stranded OCI from tax rate change	—	(668)
Deferred tax benefit	(1,420)	(1,582)

Amount included in accumulated other comprehensive loss, net of tax	$3,382	$3,102

Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

	December 31,
(in thousands)	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$(28,472)	$(26,645)
Service cost	(973)	(941)
Interest cost	(949)	(991)
Actuarial (loss)/gain	92	(1,203)
Plan amendments	—	185
Benefits paid	1,106	1,123

Benefit obligation at end of year	$(29,196)	$(28,472)

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—

Fair value of plan assets at end of year	$—	$—

Funded status	$(29,196)	$(28,472)
Unrecognized net obligation existing at January 1, 1986	3	4
Unrecognized net actuarial loss	4,993	5,596
Unrecognized prior service cost	(194)	(248)
Accumulated other comprehensive income	(4,802)	(5,352)

Accrued benefit cost	$(29,196)	$(28,472)

Accumulated benefit obligation	$(27,544)	$(26,432)

The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net pension cost included the following components:
Service cost-benefits earned during the period	$973	$941	$1,042
Interest cost on projected benefit obligation	949	991	1,025
Amortization of net obligation at transition	2	2	2
Amortization of prior service cost	(54)	(12)	(41)
Recognized net actuarial loss	510	390	549

Net periodic pension cost	$2,380	$2,312	$2,577

The following table sets forth assumptions used in accounting for the plans:

	Year Ended December 31,
	2018	2017	2016
Discount rate used to calculate benefit obligation	3.96%	3.40%	3.80%
Discount rate used to calculate net periodic pension cost	3.40%	3.80%	4.00%
Average annual increase in executive compensation	3.25%	3.25%	2.50%
Average annual increase in director compensation	0.00%	0.00%	2.50%

The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

	Expected Benefit Payments to Participants	Estimated Company Contributions
	(in thousands)
2019	$1,254	$1,254
2020	1,668	1,668
2021	2,192	2,192
2022	2,161	2,161
2023	2,153	2,153
2024-2028	10,928	10,928

Note 22 – Related Party Transactions

Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.

The following table summarizes the activity in these loans for the periods indicated (in thousands):

Balance January 1, 2017	$2,432
Advances/new loans	437
Removed/payments	(721)

Balance December 31, 2017	2,148
Advances/new loans	8,854
Removed/payments	(1,799)

Balance December 31, 2018	$9,203

Deposits of directors, officers and other related parties to the Bank totaled $43,881,000 and $46,025,000 at December 31, 2018 and 2017, respectively.

Note 23 – Fair Value Measurement

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

Loans held for sale—Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics. As such, we classify those loans subjected to nonrecurring fair value adjustments as Level 2.

Impaired originated and PNCI loans—Originated and PNCI loans are not recorded at fair value on a recurring basis. However, from time to time, an originated or PNCI loan is considered impaired and an allowance for loan losses is established. Originated and PNCI loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of an impaired originated or PNCI loan is estimated using one of several methods, including collateral value, fair value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired originated and PNCI loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired originated and PNCI loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired originated or PNCI loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, such as deviations from comparable sales, and there is no observable market price, the Company records the impaired originated or PNCI loan as nonrecurring Level 3.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at December 31, 2018	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,874	$2,874	$—	$—
Debt securities available for sale:
Obligations of U.S. government agencies	629,981	—	629,981	—
Obligations of states and political subdivisions	126,072	—	126,072	—
Corporate bonds	4,478	—	4,478	—
Asset backed securities	354,505	—	354,505	—
Loans held for sale	3,687	—	3,687	—
Mortgage servicing rights	7,098	—	—	7,098

Total assets measured at fair value	$1,128,695	$2,874	$1,118,723	$7,098

Fair value at December 31, 2017	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,938	$2,938	$—	$—
Debt securities available for sale:
Obligations of U.S. government agencies	604,789	—	604,789	—
Obligations of states and political subdivisions	123,156	—	123,156	—
Loans held for sale	4,616	—	4,616	—
Mortgage servicing rights	6,687	—	—	6,687

Total assets measured at fair value	$742,186	$2,938	$732,561	$6,687

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during 2018 or 2017.

The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2018, 2017, and 2016. Had there been any transfer into or out of Level 3 during 2018, 2017, or 2016, the amount included in the “Transfers into (out of) Level 3” column would represent the beginning balance of an item in the period (interim quarter) during which it was transferred (in thousands):

Year ended December 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2018: Mortgage servicing rights	$6,687	—	$(146)	$557	$7,098
2017: Mortgage servicing rights	$6,595	—	$(718)	$810	$6,687
2016: Mortgage servicing rights	$7,618	—	$(2,184)	$1,161	$6,595

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

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2018 and 2017:

December 31, 2018	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$7,098	Discounted cash flow	Constant prepayment rate	5.0%-27.3%, 7.6%
December 31, 2017			Discount rate	12%-13%, 12%
Mortgage Servicing Rights	$6,687	Discounted cash flow	Constant prepayment rate	6.2%-22.0%, 8.9%
			Discount rate	13.0%-15.0%, 13.0%

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

Year ended December 31, 2018	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$281	—	—	$281	$(294)
Foreclosed assets	1,311	—	—	1,311	(8)

Total assets measured at fair value	$1,592	—	—	$1,592	$(302)

Year ended December 31, 2017	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$2,767	—	—	$2,767	$(1,452)
Foreclosed assets	2,217	—	—	2,217	(135)

Total assets measured at fair value	$4,984	—	—	$4,984	$(1,587)

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2018 and 2017:

December 31, 2018	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$281	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	(16.3%)—35.14%; 10.45% N/A
Foreclosed assets (Residential real estate)	$693	Sales comparison approach	Adjustment for differences between comparable sales	(21.83%)—7.25%; (3.75%)
Foreclosed assets (Commercial real estate)	$618	Sales comparison approach	Adjustment for differences between comparable sales	(65%)—20%; (45%)

December 31, 2017	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$2,767	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	(74%)—23%; (19.76%) N/A
Foreclosed assets (Land & construction)	$1,341	Sales comparison approach	Adjustment for differences between comparable sales	(53%)—283%; 167%
Foreclosed assets (Residential real estate)	$622	Sales comparison approach	Adjustment for differences between comparable sales	(47%)—39%; (3.13%)
Foreclosed assets (Commercial real estate)	$254	Sales comparison approach	Adjustment for differences between comparable sales	(84%)—19%; (84%)

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$119,781	$119,781	$105,968	$105,968
Cash at Federal Reserve and other banks	107,752	107,752	99,460	99,460
Level 2 inputs:
Securities held to maturity	444,936	437,370	514,844	518,165
Restricted equity securities	17,250	N/A	16,956	N/A
Level 3 inputs:
Loans, net (1)	3,989,432	4,006,986	2,984,842	2,992,225
Financial liabilities:
Level 2 inputs:
Deposits	5,366,466	5,362,173	4,009,131	4,006,620
Other borrowings	15,839	15,839	122,166	122,166
Level 3 inputs:
Junior subordinated debt	57,042	62,610	56,858	58,466

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$1,192,054	$11,921	$933,542	$9,335
Standby letters of credit	11,346	113	13,075	131
Overdraft privilege commitments	111,956	1,120	98,260	983

(1)	The estimated fair value of loans for December 31, 2018 reflects an exit price assumption. The December 31, 2017 fair value estimate is not based on an exit price assumption.

Note 24 – TriCo Bancshares Condensed Financial Statements (Parent Only)

Condensed Balance Sheets

	December 31, 2018	December 31, 2017
	(In thousands)
Assets
Cash and cash equivalents	$2,374	$3,924
Investment in Tri Counties Bank	880,907	557,538
Other assets	1,723	1,721

Total assets	$885,004	$563,183

Liabilities and shareholders’ equity
Other liabilities	$589	$517
Junior subordinated debt	57,042	56,858

Total liabilities	57,631	57,375

Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 30,417,223 and 22,955,963 shares at December 31, 2018 and 2017, respectively	541,762	255,836
Retained earnings	303,490	255,200
Accumulated other comprehensive loss, net	(17,879)	(5,228)

Total shareholders’ equity	827,373	505,808

Total liabilities and shareholders’ equity	$885,004	$563,183

Condensed Statements of Income

	Year ended December 31,
	2018	2017	2016
		(In thousands)
Interest expense	$(3,131)	$(2,535)	$(2,229)
Administration expense	(1,489)	(915)	(725)

Loss before equity in net income of Tri Counties Bank	(4,620)	(3,450)	(2,954)
Equity in net income of Tri Counties Bank:
Distributed	26,432	19,236	16,758
Undistributed	45,315	23,359	29,764
Income tax benefit	1,193	1,409	1,243

Net income	$68,320	$40,554	$44,811

Condensed Statements of Comprehensive Income

	Year ended December 31,
	2018	2017	2016
		(In thousands)
Net income	$68,320	$40,554	$44,811
Other comprehensive income (loss), net of tax:
Increase (decrease) in unrealized gains on available for sale securities arising during the period	(12,434)	3,165	(6,384)
Change in minimum pension liability	388	(370)	592
Change in joint beneficiary agreement liablity	426	(110)	(343)

Other comprehensive income (loss)	(11,620)	2,685	(6,135)

Comprehensive income	$56,700	$43,239	$38,676

Condensed Statements of Cash Flows

	Year ended December 31,
	2018	2017	2016
		(In thousands)
Operating activities:
Net income	$68,320	$40,554	$44,811
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in earnings of Tri Counties Bank	(45,315)	(23,359)	(29,764)
Equity compensation vesting expense	1,462	1,586	1,467
Equity compensation tax effect	—	—	(155)
Net change in other assets and liabilities	(4,983)	(1,295)	(1,210)

Net cash provided by operating activities	19,484	17,486	15,149
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	218	396	518
Equity compensation tax effect	—	—	155
Repurchase of common stock	(2,483)	(1,629)	(1,890)
Cash dividends paid — common	(18,769)	(15,131)	(13,695)

Net cash used for financing activities	(21,034)	(16,364)	(14,912)

Net change in cash and cash equivalents	(1,550)	1,122	237

Cash and cash equivalents at beginning of year	3,924	2,802	2,565

Cash and cash equivalents at end of year	$2,374	$3,924	$2,802

Note 25 – Regulatory Matters

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

The following tables present actual and required capital ratios as of December 31, 2018 and 2017 for the Company and the Bank under Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of December 31, 2018 and 2017 based on the phased-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased In		Required to be Considered Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2018:
Total Capital (to Risk Weighted Assets):
Consolidated	$682,419	14.40%	$467,874	9.875%	$497,486	10.50%	N/A	N/A
Tri Counties Bank	$680,624	14.37%	$467,704	9.875%	$497,305	10.50%	$473,624	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$647,262	13.66%	$373,115	7.875%	$402,727	8.50%	N/A	N/A
Tri Counties Bank	$645,467	13.63%	$372,979	7.875%	$402,581	8.50%	$378,899	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$591,933	12.49%	$302,045	6.375%	$331,658	7.00%	N/A	N/A
Tri Counties Bank	$645,467	13.63%	$301,935	6.375%	$331,537	7.00%	$307,856	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$647,262	10.68%	$242,452	4.000%	$242,452	4.00%	N/A	N/A
Tri Counties Bank	$645,467	10.65%	$242,447	4.000%	$242,447	4.00%	$303,059	5.00%

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased In		Required to be Considered Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2017:
Total Capital (to Risk Weighted Assets):
Consolidated	$528,805	14.07%	$347,694	9.250%	$394,679	10.50%	N/A	N/A
Tri Counties Bank	$525,384	13.98%	$347,535	9.250%	$394,499	10.50%	$375,713	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$495,318	13.18%	$272,517	7.250%	$319,502	8.50%	N/A	N/A
Tri Counties Bank	$491,897	13.09%	$272,392	7.250%	$319,356	8.50%	$300,570	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$440,643	11.72%	$216,134	5.750%	$263,120	7.00%	N/A	N/A
Tri Counties Bank	$491,897	13.09%	$216,035	5.750%	$262,999	7.00%	$244,214	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$495,318	10.80%	$183,400	4.000%	$183,400	4.00%	N/A	N/A
Tri Counties Bank	$491,897	10.73%	$183,394	4.000%	$183,394	4.00%	$229,243	5.00%

As of December 31, 2018, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. Also, at December 31, 2018 and December 31, 2017, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action. Beginning January 1, 2016, the Basel III Capital Rules implemented a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At December 31, 2018 and 2017, the Company and the Bank were in compliance with the capital conservation buffer requirements, which were 1.875% and 1.25%, respectively. The three risk-based capital ratios will increase by 0.625% each year through 2019, at which point, the common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratio minimums will be 7.0%, 8.5% and 10.5%, respectively.

Note 26 – Summary of Quarterly Results of Operations (unaudited)

The following table sets forth the results of operations for the four quarters of 2018 and 2017, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2018 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
		(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion	$1,982	$2,098	$559	$632
All other loan interest income	53,680	51,004	38,745	37,417

Total loan interest income	55,662	53,102	39,304	38,049
Debt securities, dividends and interest bearing cash at banks	12,403	11,452	9,174	9,072

Total interest income	68,065	64,554	48,478	47,121
Interest expense	4,063	4,065	2,609	2,135

Net interest income	64,002	60,489	45,869	44,986
(Benefit from reversal of) provision for loan losses	806	2,651	(638)	(236)

Net interest income after provision for loan losses	63,196	57,838	46,507	45,222
Noninterest income	12,634	12,186	12,174	12,290
Noninterest expense	45,285	47,378	37,870	38,162

Income before income taxes	30,545	22,646	20,811	19,350
Income tax expense	7,334	6,476	5,782	5,440

Net income	$23,211	$16,170	$15,029	$13,910

Per common share:
Net income (diluted)	$0.76	$0.53	$0.65	$0.60

Dividends	$0.19	$0.17	$0.17	$0.17

	2017 Quarters Ended
	December 31,	September 30,	June 30,	March 31,
		(dollars in thousands, except per share data)
Interest and dividend income:
Loans:
Discount accretion	$1,489	$1,364	$2,170	$1,541
All other loan interest income	36,705	35,904	34,248	33,373

Total loan interest income	38,194	37,268	36,418	34,914
Debt securities, dividends and interest bearing cash at banks	8,767	8,645	8,626	8,570

Total interest income	46,961	45,913	45,044	43,484
Interest expense	1,868	1,829	1,610	1,491

Net interest income	45,093	44,084	43,434	41,993
Provision for (benefit from reversal of provision for) loan losses	1,677	765	(796)	(1,557)

Net interest income after provision for loan losses	43,416	43,319	44,230	43,550
Noninterest income	12,478	12,930	12,910	11,703
Noninterest expense	38,076	37,222	35,904	35,822

Income before income taxes	17,818	19,027	21,236	19,431
Income tax expense	14,829	7,130	7,647	7,352

Net income	$2,989	$11,897	$13,589	$12,079

Per common share:
Net income (diluted)	$0.13	$0.51	$0.58	$0.52

Dividends	$0.17	$0.17	$0.17	$0.15

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in the 2013 Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2018.

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

In addition to management’s assessment, Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2018, and the Company’s effectiveness of internal control over financial reporting as of December 31, 2018, dated March 1, 2019, as stated in its report, which is included herein.

/s/ Richard P. Smith
Richard P. Smith
President and Chief Executive Officer

/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer

March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

TriCo Bancshares

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of TriCo Bancshares (the “Company”) as of December 31, 2018, the related consolidated statement of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Moss Adams LLP

Sacramento, California

March 1, 2019

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

TriCo Bancshares

Chico, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of TriCo Bancshares (the “Company”) as of December 31, 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

\s\ Crowe LLP

We served as the Company’s auditor from 2012 through 2018.

Sacramento, California

March 1, 2018

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2018, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

(b) Management’s Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Management’s report on internal control over financial reporting is set forth on page 96 of this report and is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in its report, which is set forth on page 97 of this report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2018 was so disclosed.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2019 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2019 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2019 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2019 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2019 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

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

Date: March 1, 2019		TRICO BANCSHARES

	By:	/s/ Richard P. Smith
Richard P. Smith, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 1, 2019	/s/ Richard P. Smith
Richard P. Smith, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 1, 2019	/s/ Peter G. Wiese
Peter G. Wiese, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 1, 2019	/s/ Donald J. Amaral
Donald J. Amaral, Director

Date: March 1, 2019	/s/ Thomas G. Atwood
Thomas G. Atwood, Director

Date: March 1, 2019	/s/ William J. Casey
William J. Casey, Director and Chairman of the Board

Date: March 1, 2019	/s/ Craig S. Compton
Craig S. Compton, Director

Date: March 1, 2019	/s/ L. Gage Chrysler
L. Gage Chrysler, Director

Date: March 1, 2019	/s/ Cory W. Giese
Cory W. Giese, Director

Date: March 1, 2019	/s/ John S.A. Hasbrook
John S.A. Hasbrook, Director

Date: March 1, 2019	/s/ Michael W. Koehnen
Michael W. Koehnen, Director

Date: March 1, 2019	/s/ Martin A. Mariani
Martin A. Mariani, Director

Date: March 1, 2019	/s/ Thomas C. McGraw
Thomas C. McGraw, Director

Date: March 1, 2019	/s/ W. Virginia Walker
W. Virginia Walker, Director

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger and Reorganization, dated as of January 21, 2014 by and between TriCo Bancshares and North Valley Bancorp (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed on January 21, 2014).

2.2	Agreement and Plan of Reorganization dated as of December 11, 2017, by and between TriCo Bancshares and FNB Bancorp (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed on December 11, 2017).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 17, 2009).

3.2	Bylaws of TriCo, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).

4.1	Instruments defining the rights of holders of the long-term debt securities of the TriCo and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. TriCo hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1*	Form of Change of Control Agreement among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, John Fleshood, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).

10.2*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.3*	TriCo’s 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.4*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).

10.5*	Transaction Bonus Agreement between TriCo Bancshares and Richard P. Smith dated as of August 7, 2014 (incorporated by reference to Exhibit 10.4 to TriCo’s Form 8-K filed on August 13, 2014).

10.6*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.7*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.8*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.9*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.10*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.11*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.12*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.13*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.14*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.15*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.17*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.18*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).

10.19*	Form of Stock Option, Stock Appreciation Right, Restricted Stock Unit Award, and Performance Share Award Agreements, and Notice of Grant of Stock Option pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to TriCo’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.20*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Employee Executives pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

`

Item 6 – Exhibits (continued)

10.21*	Form of Restricted Stock Unit Agreement and Grant Notice for Directors pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.22*	Form of Performance Award Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to TriCo’s Current Report on Form 8-K filed August 13, 2014).

10.23*	John Fleshood Offer Letter dated November 3, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).

10.24*	Amendment to John Fleshood Offer Letter dated December 19, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).

10.25*	Peter Wiese Offer Letter dated August 9, 2018 (incorporated by reference to Exhibit 10.1 to TriCo’s current report on Form 8-K filed on August 9, 2018).

21.1	List of Subsidiaries

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

23.2	Consent of Crowe LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement