Form 10-Q
period 2019-03-31
TRICO BANCSHARES /
filed 2019-05-09
CIK 356171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer	☐	Smaller reporting company

		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TCBK	NASDAQ Global Select

Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, no par value: 30,451,030 shares outstanding as of May 6, 2019

TriCo Bancshares

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TRICO BANCSHARES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data; unaudited)

	At March 31,	At December 31,
	2019	2018
Assets:
Cash and due from banks	$105,103	$119,781
Cash at Federal Reserve and other banks	213,605	107,752

Cash and cash equivalents	318,708	227,533
Investment securities:
Marketable equity securities	2,910	2,874
Available for sale debt securities	1,113,516	1,115,036
Held to maturity debt securities	431,016	444,936
Restricted equity securities	17,250	17,250
Loans held for sale	5,410	3,687
Loans	4,034,331	4,022,014
Allowance for loan losses	(32,064)	(32,582)

Total loans, net	4,002,267	3,989,432
Premises and equipment, net	89,275	89,347
Cash value of life insurance	117,841	117,318
Accrued interest receivable	20,431	19,412
Goodwill	220,972	220,972
Other intangible assets, net	27,849	29,280
Operating leases, right-of-use	30,942	—
Other assets	73,465	75,364

Total assets	$6,471,852	$6,352,441

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,761,559	$1,760,580
Interest-bearing	3,668,703	3,605,886

Total deposits	5,430,262	5,366,466
Accrued interest payable	2,195	1,997
Operating lease liability	30,204	—
Other liabilities	86,362	83,724
Other borrowings	12,466	15,839
Junior subordinated debt	57,085	57,042

Total liabilities	5,618,574	5,525,068

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, no par value: 50,000,000 shares authorized; 30,432,419 and 30,417,223 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	542,340	541,762
Retained earnings	319,865	303,490
Accumulated other comprehensive loss, net of tax	(8,927)	(17,879)

Total shareholders’ equity	853,278	827,373

Total liabilities and shareholders’ equity	$6,471,852	$6,352,441

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data; unaudited)

	Three months ended
	March 31,
	2019	2018
Interest and dividend income:
Loans, including fees	$54,398	$38,049
Investments:
Taxable securities	10,555	7,322
Tax exempt securities	1,073	1,041
Dividends	360	336
Interest bearing cash at Federal Reserve and other banks	1,071	373

Total interest and dividend income	67,457	47,121

Interest expense:
Deposits	2,719	1,096
Other borrowings	13	342
Junior subordinated debt	855	697

Total interest expense	3,587	2,135

Net interest income	63,870	44,986
Benefit from reversal of provision for loan losses	(1,600)	(236)

Net interest income after benefit from reversal of provision for loan losses	65,470	45,222

Noninterest income:
Service charges and fees	9,070	9,356
Gain on sale of loans	412	626
Asset management and commission income	642	876
Increase in cash value of life insurance	775	608
Other	965	824

Total noninterest income	11,864	12,290

Noninterest expense:
Salaries and related benefits	25,128	21,652
Other	20,385	16,510

Total noninterest expense	45,513	38,162

Income before provision for income taxes	31,821	19,350
Provision for income taxes	9,095	5,440

Net income	$22,726	$13,910

Earnings per share:
Basic	$0.75	$0.61
Diluted	$0.74	$0.60

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands; unaudited)

	Three months ended
	March 31,
	2019	2018
Net income	$22,726	$13,910
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	8,952	(11,026)
Change in minimum pension liability	—	80

Other comprehensive income (loss)	8,952	(10,946)

Comprehensive income	$31,678	$2,964

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share data; unaudited)

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total
Balance at January 1, 2018	22,955,963	$255,836	$255,200	$(5,228)	$505,808
Net income			13,910		13,910
Adoption ASU 2016-01			(62)	62	—
Adoption ASU 2018-02			1,093	(1,093)	—
Other comprehensive loss				(10,946)	(10,946)
Stock option vesting		37			37
RSU vesting		238			238
PSU vesting		116			116
RSUs released	494				—
Repurchase of common stock	(134)	(1)	(3)		(4)
Dividends paid ($ 0.17 per share)			(3,903)		(3,903)

Balance at March 31, 2018	22,956,323	$256,226	$266,235	$(17,205)	$505,256

Balance at January 1, 2019	30,417,223	$541,762	$303,490	$(17,879)	$827,373
Net income			22,726		22,726
Other comprehensive income				8,952	8,952
Stock options exercised	41,000	647			647
RSU vesting		278			278
PSU vesting		119			119
RSUs released	355
Repurchase of common stock	(26,159)	(466)	(569)		(1,035)
Dividends paid ($ 0.19 per share)			(5,782)		(5,782)

Balance at March 31, 2019	30,432,419	$542,340	$319,865	$(8,927)	$853,278

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	For the three months ended March 31,
	2019	2018
Operating activities:
Net income	$22,726	$13,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	1,838	1,613
Amortization of intangible assets	1,431	339
Reversal of provision for loan losses	(1,600)	(236)
Amortization of investment securities premium, net	571	700
Originations of loans for resale	(18,119)	(20,332)
Proceeds from sale of loans originated for resale	16,689	23,270
Gain on sale of loans	(412)	(626)
Change in market value of mortgage servicing rights	645	(111)
Provision for losses on foreclosed assets	—	90
Gain on transfer of loans to foreclosed assets	(98)	—
Gain on sale of foreclosed assets	(99)	(371)
Loss on disposal of fixed assets	38	13
Increase in cash value of life insurance	(775)	(608)
Gain on life insurance death benefit	(32)	—
(Gain) loss on marketable equity securities	(36)	48
Equity compensation vesting expense	397	391
Change in:
Interest receivable	(1,019)	1,365
Interest payable	198	28
Other assets and liabilities, net	(288)	4,231

Net cash from operating activities	22,055	23,714

Investing activities:
Proceeds from maturities of securities available for sale	15,133	15,643
Proceeds from maturities of securities held to maturity	13,684	18,535
Purchases of securities available for sale	(1,238)	(39,647)
Loan origination and principal collections, net	(11,351)	(54,682)
Proceeds from sale of other real estate owned	278	1,943
Proceeds from sale of premises and equipment	11	—
Purchases of premises and equipment	(1,650)	(2,200)

Net cash from investing activities	14,867	(60,408)

Financing activities:
Net increase in deposits	63,796	75,273
Net change in other borrowings	(3,373)	(57,125)
Repurchase of common stock, net	(388)	—
Dividends paid	(5,782)	(3,903)

Net cash used by financing activities	54,253	14,245

Net change in cash and cash equivalents	91,175	(22,449)

Cash and cash equivalents and beginning of year	227,533	205,428

Cash and cash equivalents at end of year	$318,708	$182,979

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$12,710	$(15,628)
Loans transferred to foreclosed assets	116	—
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	647	4
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	3,389	2,107
Cash paid for income taxes	—	—

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

The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. All adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,714,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”). The Company believes that the disclosures made are adequate to make the information not misleading.

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

Cash and Cash Equivalents

Net cash flows are reported for loan and deposit transactions and other borrowings. For purposes of the consolidated statement of cash flows, cash, due from banks with original maturities less than 90 days, interest-earning deposits in other banks, and Federal funds sold are considered to be cash equivalents.

Accounting Standards Adopted in 2019

The Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02, which among other things, requires lessees to recognize most leases on-balance sheet, increasing reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. The FASB has issued incremental guidance to Topic 842 standard through ASU No. 2018-11, 2018-20, and 2019-01. The Company has elected to use the transition relief approach as provided in ASU 2018-11, which permits the Company to use January 1, 2019 as both the application date and the adoption date, rather than the modified retrospective approach which would have required an application date of January 1, 2017 and adoption date of January 1, 2019. The Company also elected certain relief options offered within the new standard, which include the package of practical expedients, the option not to recognize a right-of-use asset (ROUA) and lease liability that arise from short-term leases (i.e. leases with terms of 12 months or less), and the option of hindsight when determining lease term. Substantially all of the Company’s lease agreements are considered operating leases and were not previously recognized on the Company’s balance sheets. As of January 1, 2019, the Company recorded a ROUA and corresponding lease liability for all applicable operating leases. While the guidance increased the Company’s gross assets and liabilities, the adoption of ASU 2016-02 did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows. See Note 6 for more information.

The FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Topic 310). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 was effective for the Company on January 1, 2019, and did not have an impact on the Company’s consolidated financial statements.

Accounting Standards Pending Adoption

The FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). ASU 2016-13 is the final guidance on the new current expected credit loss (‘‘CECL’’) model. ASU 2016-13, among other things, requires the incurred loss impairment methodology in current GAAP be replaced with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (‘‘HTM’’) debt securities. ASU 2016-13 amends the accounting for credit losses on available-for-sale securities (‘‘AFS’’), whereby credit losses will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, ASU 2016-13 requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization’s portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. ASU 2016-13 allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). ASU 2016-13 will be effective for the Company on January 1, 2020, and early adoption is permitted. While the Company is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems. While detailed modeling efforts are ongoing, the validation of expected credit loss estimates will likely not be available until late in 2019. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.

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

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a significant impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, “Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption is permitted. As ASU 2018-14 only revises disclosure requirements, it will not have a significant impact on the Company’s consolidated financial statements.

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

In accordance with accounting for business combinations, the Company recorded $156,661,000 of goodwill and $27,605,000 of core deposit intangibles on the acquisition date. The core deposit intangibles will be amortized over the weighted average remaining life of 6.2 years with no significant residual value. For tax purposes, purchase prices accounting adjustments including goodwill are all non-taxable and /or non-deductible. Acquisition related costs of $476,000 are included in the consolidated statements of income for the three months ended March 31, 2018. There have been no acquisition costs incurred during the three months ended March 31, 2019.

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

Note 3—Investment Securities

The amortized cost and estimated fair values of investments in debt securities are summarized in the following tables:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$631,914	$1,862	$(6,676)	$627,100
Obligations of states and political subdivisions	128,706	1,242	(599)	129,349
Corporate bonds	4,394	84	—	4,478
Asset backed securities	356,766	141	(4,318)	352,589

Total debt securities available for sale	$1,121,780	$3,329	$(11,593)	$1,113,516

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$416,418	$2,190	$(2,581)	$416,027
Obligations of states and political subdivisions	14,598	173	(25)	14,746

Total debt securities held to maturity	$431,016	$2,363	$(2,606)	$430,773

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$647,288	$771	$(18,078)	$629,981
Obligations of states and political subdivisions	128,890	294	(3,112)	126,072
Corporate bonds	4,381	97	—	4,478
Asset backed securities	355,451	73	(1,019)	354,505

Total debt securities available for sale	$1,136,010	$1,235	$(22,209)	$1,115,036

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$430,343	$327	$(7,745)	$422,925
Obligations of states and political subdivisions	14,593	82	(230)	14,445

Total debt securities held to maturity	$444,936	$409	$(7,975)	$437,370

There were no sales of investment securities during the three months ended March 31, 2019 and 2018. Investment securities with an aggregate carrying value of $587,233,000 and $597,591,000 at March 31, 2019 and December 31, 2018, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.

The amortized cost and estimated fair value of debt securities at March 31, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2019, obligations of U.S. government corporations and agencies with a cost basis totaling $1,048,332,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At March 31, 2019, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 5.5 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Debt Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$2,413	$2,418	$—	$—
Due after one year through five years	10,584	10,798	1,246	1,260
Due after five years through ten years	18,130	18,624	23,944	23,899
Due after ten years	1,090,653	1,081,676	405,826	405,614

Totals	$1,121,780	$1,113,516	$431,016	$430,773

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2019	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$481	$(2)	$496,424	$(6,674)	$496,905	$(6,676)
Obligations of states and political subdivisions	24,644	(598)	566	(1)	25,210	(599)
Asset backed securities	330,078	(4,318)	—	—	330,078	(4,318)

Total debt securities available for sale	$355,203	$(4,918)	$496,990	$(6,675)	$852,193	$(11,593)

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$224,551	$(2,581)	$224,551	$(2,581)
Obligations of states and political subdivisions	—	—	5,891	(25)	5,891	(25)

Total debt securities held to maturity	$—	$—	$230,442	$(2,606)	$230,442	$(2,606)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2018	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$171,309	$(3,588)	$394,630	$(14,490)	$565,939	$(18,078)
Obligations of states and political subdivisions	63,738	(1,541)	20,719	(1,571)	84,457	(3,112)
Asset backed securities	101,386	(1,019)	—	—	101,386	(1,019)

Total debt securities available for sale	$336,433	$(6,148)	$415,349	$(16,061)	$751,782	$(22,209)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$223,810	$(2,619)	$158,648	$(5,126)	$382,458	$(7,745)
Obligations of states and political subdivisions	5,786	(114)	4,042	(116)	9,828	(230)

Total debt securities held to maturity	$229,596	$(2,733)	$162,690	$(5,242)	$392,286	$(7,975)

Obligations of U.S. government agencies: Unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2019, 93 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of (1.3%) from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2019, 33 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of (2.0%) from the Company’s amortized cost basis.

Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through March 31, 2019 has not experienced any deterioration in credit rating. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2019, 28 asset backed securities had unrealized losses with aggregate depreciation of (1.3%) from the Company’s amortized cost basis.

Marketable equity securities: All unrealized losses recognized during the reporting period were for equity securities still held at March 31, 2019.

Note 4 – Loans

A summary of loan balances follows (in thousands):

	March 31, 2019
	Originated	PNCI	PCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$357,559	$163,268	$1,585	$522,412
Commercial	1,929,508	671,397	6,022	2,606,927

Total mortgage loan on real estate	2,287,067	834,665	7,607	3,129,339
Consumer:
Home equity lines of credit	279,075	38,090	1,088	318,253
Home equity loans	31,245	3,356	436	35,037
Other	45,020	20,001	41	65,062

Total consumer loans	355,340	61,447	1,565	418,352
Commercial	227,314	39,295	2,554	269,163
Construction:
Residential	115,688	30,096	—	145,784
Commercial	64,576	7,117	—	71,693

Total construction	180,264	37,213	—	217,477

Total loans, net of deferred loan fees and discounts	$3,049,985	$972,620	$11,726	$4,034,331

Total principal balance of loans owed, net of charge-offs	$3,059,398	$1,007,678	$18,376	$4,085,452
Unamortized net deferred loan fees	(9,413)	—	—	(9,413)
Discounts to principal balance of loans owed, net of charge-offs	—	(35,058)	(6,650)	(41,708)

Total loans, net of unamortized deferred loan fees and discounts	$3,049,985	$972,620	$11,726	$4,034,331

Allowance for loan losses	$(31,088)	$(969)	$(7)	$(32,064)

	December 31, 2018
	Originated	PNCI	PCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$343,796	$169,792	$1,674	$515,262
Commercial	1,910,981	708,401	8,456	2,627,838

Total mortgage loan on real estate	2,254,777	878,193	10,130	3,143,100
Consumer:
Home equity lines of credit	284,453	40,957	1,167	326,577
Home equity loans	32,660	3,585	439	36,684
Other	34,020	21,659	42	55,721

Total consumer loans	351,133	66,201	1,648	418,982
Commercial	228,635	45,468	2,445	276,548
Construction:
Residential	90,703	30,593	—	121,296
Commercial	56,208	5,880	—	62,088

Total construction	146,911	36,473	—	183,384

Total loans, net of deferred loan fees and discounts	$2,981,456	$1,026,335	$14,223	$4,022,014

Total principal balance of loans owed, net of charge-offs	$2,991,324	$1,062,655	$21,265	$4,075,244
Unamortized net deferred loan fees	(9,868)	—	—	(9,868)
Discounts to principal balance of loans owed, net of charge-offs	—	(36,320)	(7,042)	(43,362)

Total loans, net of unamortized deferred loan fees and discounts	$2,981,456	$1,026,335	$14,223	$4,022,014

Allowance for loan losses	$(31,793)	$(667)	$(122)	$(32,582)

The following is a summary of the change in accretable yield for PCI during the periods indicated (in thousands):

	Three months ended March 31,
	2019	2018
Change in accretable yield:
Balance at beginning of period	$6,059	$6,137
Accretion to interest income	(301)	(255)
Reclassification (to) from nonaccretable difference	(11)	140

Balance at end of period	$5,747	$6,022

Note 5 – Allowance for Loan Losses

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three Months Ended March 31, 2019
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,676	$—	$2	$(178)	$2,500
Commercial	12,944	—	1,381	(1,995)	12,330

Total mortgage loans on real estate	15,620	—	1,383	(2,173)	14,830
Consumer:
Home equity lines of credit	6,042	—	95	(122)	6,015
Home equity loans	1,540	—	87	(341)	1,286
Other	793	(207)	75	379	1,040

Total consumer loans	8,375	(207)	257	(84)	8,341
Commercial	6,090	(519)	168	339	6,078
Construction:
Residential	1,834	—	—	574	2,408
Commercial	663	—	—	(256)	407

Total construction	2,497	—	—	318	2,815

Total	$32,582	$(726)	$1,808	$(1,600)	$32,064

	Allowance for Loan Losses – As of March 31, 2019
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$2,445	$55	$—	$2,500
Commercial	12,293	36	1	12,330

Total mortgage loans on real estate	14,738	91	1	14,830
Consumer:
Home equity lines of credit	5,879	130	6	6,015
Home equity loans	1,216	70	—	1,286
Other	1,023	17	—	1,040

Total consumer loans	8,118	217	6	8,341
Commercial	4,636	1,442	—	6,078
Construction:
Residential	2,408	—	—	2,408
Commercial	407	—	—	407

Total construction	2,815	—	—	2,815

Total	$30,307	$1,750	$7	$32,064

	Loans, Net of Unearned fees – As of March 31, 2019
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans, net of unearned fees
Mortgage loans on real estate:
Residential 1-4 family	$517,038	$3,789	$1,585	$522,412
Commercial	2,592,994	7,911	6,022	2,606,927

Total mortgage loans on real estate	3,110,032	11,700	7,607	3,129,339
Consumer:
Home equity lines of credit	314,609	2,556	1,088	318,253
Home equity loans	32,618	1,983	436	35,037
Other	64,891	130	41	65,062

Total consumer loans	412,118	4,669	1,565	418,352
Commercial	261,933	4,676	2,554	269,163
Construction:
Residential	145,784	—	—	145,784
Commercial	71,693	—	—	71,693

Total construction	217,477	—	—	217,477

Total	$4,001,560	$21,045	$11,726	$4,034,331

	Allowance for Loan Losses – Year Ended December 31, 2018
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,317	$(77)	$—	$436	$2,676
Commercial	11,441	(15)	68	1,450	12,944

Total mortgage loans on real estate	13,758	(92)	68	1,886	15,620
Consumer:
Home equity lines of credit	5,800	(277)	846	(327)	6,042
Home equity loans	1,841	(24)	297	(574)	1,540
Other	586	(783)	288	702	793

Total consumer loans	8,227	(1,084)	1,431	(199)	8,375
Commercial	6,512	(1,188)	541	225	6,090
Construction:
Residential	1,184	—	—	650	1,834
Commercial	642	—	—	21	663

Total construction	1,826	—	—	671	2,497

Total	$30,323	$(2,364)	$2,040	$2,583	$32,582

	Allowance for Loan Losses – As of December 31, 2018
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$2,620	$56	$—	$2,676
Commercial	12,737	91	116	12,944

Total mortgage loans on real estate	15,357	147	116	15,620
Consumer:
Home equity lines of credit	5,838	198	6	6,042
Home equity loans	1,486	54	—	1,540
Other	779	14	—	793

Total consumer loans	8,103	266	6	8,375
Commercial	4,309	1,781	—	6,090
Construction:
Residential	1,834	—	—	1,834
Commercial	663	—	—	663

Total construction	2,497	—	—	2,497

Total	$30,266	$2,194	$122	$32,582

	Loans, Net of Unearned fees – As of December 31, 2018
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans, net of unearned fees
Mortgage loans on real estate:
Residential 1-4 family	$509,267	$4,321	$1,674	$515,262
Commercial	2,606,819	12,563	8,456	2,627,838

Total mortgage loans on real estate	3,116,086	16,884	10,130	3,143,100
Consumer:
Home equity lines of credit	322,764	2,646	1,167	326,577
Home equity loans	33,142	3,103	439	36,684
Other	55,483	196	42	55,721

Total consumer loans	411,389	5,945	1,648	418,982
Commercial	268,885	5,218	2,445	276,548
Construction:
Residential	121,296	—	—	121,296
Commercial	62,088	—	—	62,088

Total construction	183,384	—	—	183,384

Total	$3,979,744	$28,047	$14,223	$4,022,014

	Allowance for Loan Losses – Three Months Ended March 31, 2018
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,317	$(1)	$—	$(146)	$2,170
Commercial	11,441	—	15	39	11,495

Total mortgage loans on real estate	13,758	(1)	15	(107)	13,665
Consumer:
Home equity lines of credit	5,800	(80)	209	(517)	5,412
Home equity loans	1,841	—	14	(119)	1,736
Other	586	(194)	78	100	570

Total consumer loans	8,227	(274)	301	(536)	7,718
Commercial	6,512	(205)	50	35	6,392
Construction:
Residential	1,184	—	—	167	1,351
Commercial	642	—	—	205	847

Total construction	1,826	—	—	372	2,198

Total	$30,323	$(480)	$366	$(236)	$29,973

	Allowance for Loan Losses – As of March 31, 2018
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$1,910	$190	$70	$2,170
Commercial	11,281	154	60	11,495

Total mortgage loans on real estate	13,191	344	130	13,665
Consumer:
Home equity lines of credit	4,956	448	8	5,412
Home equity loans	1,606	130	—	1,736
Other	514	56	—	570

Total consumer loans	7,076	634	8	7,718
Commercial	4,249	2,113	30	6,392
Construction:
Residential	1,351	—	—	1,351
Commercial	847	—	—	847

Total construction	2,198	—	—	2,198

Total	$26,714	$3,091	$168	$29,973

	Loans, Net of Unearned fees – As of March 31, 2018
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans, net of unearned fees
Mortgage loans on real estate:
Residential 1-4 family	$378,832	$5,535	$1,744	$386,111
Commercial	1,954,120	11,110	8,038	1,973,268

Total mortgage loans on real estate	2,332,952	16,645	9,782	2,359,379
Consumer:
Home equity lines of credit	279,140	2,450	1,661	283,251
Home equity loans	39,774	1,673	485	41,932
Other	23,285	278	43	23,606

Total consumer loans	342,199	4,401	2,189	348,789
Commercial	208,889	4,621	2,505	216,015
Construction:
Residential	71,462	136	—	71,598
Commercial	73,952	—	—	73,952

Total construction	145,414	136	—	145,550

Total	$3,029,454	$25,803	$14,476	$3,069,733

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

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators Originated Loans– As of March 31, 2019
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total Originated Loans
Mortgage loans on real estate:
Residential 1-4 family	$350,256	$1,807	$5,496	$—	$357,559
Commercial	1,886,958	33,094	9,456	—	1,929,508

Total mortgage loans on real estate	2,237,214	34,901	14,952	—	2,287,067
Consumer:
Home equity lines of credit	273,144	2,867	3,064	—	279,075
Home equity loans	27,328	1,533	2,384	—	31,245
Other	44,611	309	100	—	45,020

Total consumer loans	345,083	4,709	5,548	—	355,340
Commercial	214,758	7,896	4,660	—	227,314
Construction:
Residential	115,432	—	256	—	115,688
Commercial	64,238	338	—	—	64,576

Total construction	179,670	338	256	—	180,264

Total loans	$2,976,725	$47,844	$25,416	$—	$3,049,985

	Credit Quality Indicators PNCI Loans – As of March 31, 2019
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total PNCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$161,351	$1,109	$808	$—	$163,268
Commercial	665,630	2,727	3,040	—	671,397

Total mortgage loans on real estate	826,981	3,836	3,848	—	834,665
Consumer:
Home equity lines of credit	35,888	925	1,277	—	38,090
Home equity loans	3,174	98	84	—	3,356
Other	19,790	208	3	—	20,001

Total consumer loans	58,852	1,231	1,364	—	61,447
Commercial	38,762	201	332	—	39,295
Construction:
Residential	30,096	—	—	—	30,096
Commercial	6,872	—	245	—	7,117

Total construction	36,968	—	245	—	37,213

Total loans	$961,563	$5,268	$5,789	$—	$972,620

	Credit Quality Indicators Originated Loans– As of December 31, 2018
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total Originated Loans
Mortgage loans on real estate:
Residential 1-4 family	$337,189	$1,724	$4,883	$—	$343,796
Commercial	1,861,627	33,483	15,871	—	1,910,981

Total mortgage loans on real estate	2,198,816	35,207	20,754	—	2,254,777
Consumer:
Home equity lines of credit	279,491	2,309	2,653	—	284,453
Home equity loans	29,289	1,054	2,317	—	32,660
Other	33,606	341	73	—	34,020

Total consumer loans	342,386	3,704	5,043	—	351,133
Commercial	217,126	6,127	5,382	—	228,635
Construction:
Residential	90,412	32	259	—	90,703
Commercial	55,863	345	—	—	56,208

Total construction	146,275	377	259	—	146,911

Total loans	$2,904,603	$45,415	$31,438	$—	$2,981,456

	Credit Quality Indicators PNCI Loans – As of December 31, 2018
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total PNCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$167,908	$1,086	$798	$—	$169,792
Commercial	701,868	3,085	3,448	—	708,401

Total mortgage loans on real estate	869,776	4,171	4,246	—	878,193
Consumer:
Home equity lines of credit	38,780	1,124	1,053	—	40,957
Home equity loans	3,413	74	98	—	3,585
Other	21,481	173	5	—	21,659

Total consumer loans	63,674	1,371	1,156	—	66,201
Commercial	45,027	321	120	—	45,468
Construction:
Residential	30,593	—	—	—	30,593
Commercial	5,880	—	—	—	5,880

Total construction	36,473	—	—	—	36,473

Total	$1,014,950	$5,863	$5,522	$—	$1,026,335

Consumer loans, whether unsecured or secured by real estate, automobiles, or other personal property, are susceptible to three primary risks; non-payment due to income loss, over-extension of credit and, when the borrower is unable to pay, shortfall in collateral value. Typically, payment performance will follow general economic trends in the marketplace driven primarily by rises in the unemployment rate; non-payment is likely due to loss of employment. Loss of collateral value can be due to market demand shifts, damage to collateral itself or a combination of the two. Problem consumer loans are generally identified by payment history and current performance of the borrower (delinquency). The Bank manages its consumer loan portfolios by monitoring delinquency and contacting borrowers to encourage repayment, suggesting modifications if appropriate, and, when continued scheduled payments become unrealistic, initiating repossession or foreclosure through appropriate channels.

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

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Originated Past Due Loans - As of March 31, 2019
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$2,231	$—	$396	$2,627	$354,932	$357,559	$—
Commercial	767	—	901	1,668	1,927,840	1,929,508	—

Total mortgage loans on real estate	2,998	—	1,297	4,295	2,282,772	2,287,067	—
Consumer:
Home equity lines of credit	1,774	11	362	2,147	276,928	279,075	—
Home equity loans	512	24	163	699	30,546	31,245	17
Other	151	—	9	160	44,860	45,020	9

Total consumer loans	2,437	35	534	3,006	352,334	355,340	26
Commercial	1,122	453	371	1,946	225,368	227,314	14
Construction:
Residential	785	—	—	785	114,903	115,688	—
Commercial	—	—	—	—	64,576	64,576	—

Total construction	785	—	—	785	179,479	180,264	—

Total originated loans	$7,342	$488	$2,202	$10,032	$3,039,953	$3,049,985	$40

The following table shows the ending balance of current and past due PNCI loans by loan category as of the date indicated:

	Analysis of PNCI Past Due Loans - As of March 31, 2019
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,457	$270	$—	$1,727	$161,541	$163,268	$—
Commercial	2,898	—	949	3,847	667,550	671,397	—

Total mortgage loans on real estate	4,355	270	949	5,574	829,091	834,665	—
Consumer:
Home equity lines of credit	418	—	1	419	37,671	38,090	—
Home equity loans	14	—	—	14	3,342	3,356	—
Other	151	—	—	151	19,850	20,001	—

Total consumer loans	583	—	1	584	60,863	61,447	—
Commercial	2	99	233	334	38,961	39,295	—
Construction:
Residential	—	—	—	—	30,096	30,096	—
Commercial	—	—	—	—	7,117	7,117	—

Total construction	—	—	—	—	37,213	37,213	—

Total PNCI loans	$4,940	$369	$1,183	$6,492	$966,128	$972,620	$—

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Originated Past Due Loans - As of December 31, 2018
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,675	$132	$478	$2,285	$341,511	$343,796	$—
Commercial	431	1,200	296	1,927	1,909,054	1,910,981	—

Total mortgage loans on real estate	2,106	1,332	774	4,212	2,250,565	2,254,777	—
Consumer:
Home equity lines of credit	908	47	609	1,564	282,889	284,453	—
Home equity loans	1,043	24	214	1,281	31,379	32,660	—
Other	298	17	—	315	33,705	34,020	—

Total consumer loans	2,249	88	823	3,160	347,973	351,133	—
Commercial	1,053	579	1,247	2,879	225,756	228,635	—
Construction:
Residential	209	—	—	209	90,494	90,703	—
Commercial	—	—	—	—	56,208	56,208	—

Total construction	209	—	—	209	146,702	146,911	—

Total loans	$5,617	$1,999	$2,844	$10,460	$2,970,996	$2,981,456	$—

The following table shows the ending balance of current and past due PNCI loans by loan category as of the date indicated:

	Analysis of PNCI Past Due Loans - As of December 31, 2018
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,009	$133	$156	$1,298	$168,494	$169,792	$—
Commercial	1,646	1,136	1,082	3,864	704,537	708,401	—

Total mortgage loans on real estate	2,655	1,269	1,238	5,162	873,031	878,193	—
Consumer:
Home equity lines of credit	304	35	237	576	40,381	40,957	—
Home equity loans	74	—	—	74	3,511	3,585	—
Other	160	—	—	160	21,499	21,659	—

Total consumer loans	538	35	237	810	65,391	66,201	—
Commercial	678	145	113	936	44,532	45,468	—
Construction:
Residential	—	—	—	—	30,593	30,593	—
Commercial	—	—	—	—	5,880	5,880	—

Total construction	—	—	—	—	36,473	36,473	—

Total loans	$3,871	$1,449	$1,588	$6,908	$1,019,427	$1,026,335	$—

Interest income on originated nonaccrual loans that would have been recognized during the three months ended March 31, 2019 and 2018, if all such loans had been current in accordance with their original terms, totaled $279,000 and $285,000, respectively. Interest income actually recognized on these originated loans during the three months ended March 31, 2019 and 2018 was $33,000 and $22,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended March 31, 2019 and 2018, if all such loans had been current in accordance with their original terms, totaled $121,000 and $27,000, respectively. Interest income actually recognized on these PNCI loans during the three months ended March 31, 2019 and 2018 was $60,000 and $0.

The following table shows the ending balance of nonaccrual originated and PNCI loans by loan category as of the date indicated:

	Non Accrual Loans
	As of March 31, 2019			As of December 31, 2018
(in thousands)	Originated	PNCI	Total	Originated	PNCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$3,066	$308	$3,374	$3,244	$334	$3,578
Commercial	4,493	1,445	5,938	9,263	1,468	10,731

Total mortgage loans on real estate	7,559	1,753	9,312	12,507	1,802	14,309
Consumer:
Home equity lines of credit	1,366	501	1,867	1,429	885	2,314
Home equity loans	1,599	36	1,635	1,722	47	1,769
Other	28	4	32	3	4	7

Total consumer loans	2,993	541	3,534	3,154	936	4,090
Commercial	3,144	332	3,476	3,755	120	3,875
Construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

Total construction	—	—	—	—	—	—

Total non accrual loans	$13,696	$2,626	$16,322	$19,416	$2,858	$22,274

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

	Impaired Originated Loans – As of, or for the Three Months Ended, March 31, 2019
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,148	$3,481	$—	$3,481	$55	$4,029	$6
Commercial	6,771	5,874	592	6,466	37	9,453	22

Total mortgage loans on real estate	10,919	9,355	592	9,947	92	13,482	28
Consumer:
Home equity lines of credit	1,857	1,737	58	1,795	18	1,943	4
Home equity loans	2,333	1,639	120	1,759	20	1,963	—
Other	46	—	28	28	9	33	—

Total consumer loans	4,236	3,376	206	3,582	47	3,939	4
Commercial	4,538	2,301	2,043	4,344	1,223	4,778	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	$19,693	$15,032	$2,841	$17,873	$1,362	$22,199	$32

	Impaired PNCI Loans – As of, or for the Three Months Ended, March 31, 2019
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$344	$308	$—	$308	$—	$321	$—
Commercial	3,089	1,445	—	1,445	—	1,456	58

Total mortgage loans on real estate	3,433	1,753	—	1,753	—	1,777	58
Consumer:
Home equity lines of credit	831	401	360	761	112	883	—
Home equity loans	242	102	122	224	50	232	—
Other	102	64	38	102	7	106	—

Total consumer loans	1,175	567	520	1,087	169	1,221	—
Commercial	335	113	219	332	219	226	2
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	$4,943	$2,433	$739	$3,172	$388	$3,224	$60

	Impaired Originated Loans – As of, or for the Twelve Months Ended, December 31, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,594	$3,663	$308	$3,971	$56	$3,517	$90
Commercial	13,081	10,676	1,765	12,441	42	13,115	137

Total mortgage loans on real estate	17,675	14,339	2,073	16,412	98	16,632	227
Consumer:
Home equity lines of credit	1,900	1,749	111	1,860	71	1,885	43
Home equity loans	2,374	1,892	65	1,957	2	1,520	23
Other	3	—	3	3	3	17	2

Total consumer loans	4,277	3,641	179	3,820	76	3,422	68
Commercial	5,433	2,924	2,287	5,211	1,774	4,654	91
Construction:
Residential	—	—	—	—	—	5	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	5	—

Total	$27,385	$20,904	$4,539	$25,443	$1,948	$24,713	$386

	Impaired PNCI Loans – As of, or for the Twelve Months Ended, December 31, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$375	$334	$—	$334	$—	$529	$5
Commercial	3,110	1,468	—	1,468	—	1,713	183

Total mortgage loans on real estate	3,485	1,802	—	1,802	—	2,242	188
Consumer:
Home equity lines of credit	1,027	587	367	954	127	1,120	18
Home equity loans	252	47	197	244	101	155	—
Other	106	21	85	106	11	114	—

Total consumer loans	1,385	655	649	1,304	239	1,389	18
Commercial	120	113	7	120	7	60	1
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	$4,990	$2,570	$656	$3,226	$246	$3,691	$207

	Impaired Originated Loans – As of, or for the Three Months Ended, March 31, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,378	$2,678	$1,525	$4,203	$190	$4,071	$28
Commercial	11,407	9,848	1,262	11,110	154	12,510	44

Total mortgage loans on real estate	15,785	12,526	2,787	15,313	344	16,581	72
Consumer:
Home equity lines of credit	1,478	888	527	1,415	146	1,455	10
Home equity loans	1,744	1,193	196	1,389	10	1,347	2
Other	4	—	4	4	4	6	—

Total consumer loans	3,226	2,081	727	2,808	160	2,808	12
Commercial	4,756	881	3,740	4,621	2,113	4,545	26
Construction:
Residential	136	136	—	136	—	138	2
Commercial	—	—	—	—	—	—	—

Total construction	136	136	—	136	—	138	2

Total	$23,903	$15,624	$7,254	$22,878	$2,617	$24,072	$112

	Impaired PNCI Loans – As of, or for the Three Months Ended, March 31, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,390	$1,332	$—	$1,332	$—	$1,345	$2
Commercial	—	—	—	—	—	—	—

Total mortgage loans on real estate	1,390	1,332	—	1,332	—	1,345	2
Consumer:
Home equity lines of credit	1,065	501	534	1,035	302	1,114	5
Home equity loans	298	40	244	284	120	225	3
Other	274	28	246	274	52	262	2

Total consumer loans	1,637	569	1,024	1,593	474	1,601	10
Commercial	—	—	—	—	—		—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	$3,027	$1,901	$1,024	$2,925	$474	$2,946	$12

Originated loans classified as TDRs and impaired were $9,547,000, $10,253,000, and $9,871,000 at March 31, 2019, December 31, 2018, and March 31, 2018, respectively. PNCI loans classified as TDRs and impaired were $823,000, $615,000, and $1,471,000 at March 31, 2019, December 31, 2018 and March 31, 2018, respectively. The Company had no significant obligations to lend additional funds on Originated or PNCI TDRs as of March 31, 2019, December 31, 2018, or March 31, 2018.

The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the Three Months Ended March 31, 2019
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	1	$163	$162	$—	—	$—	$—
Commercial	—	—	—	—	—	—	—

Total mortgage loans on real estate	1	163	162	—	—	—	—
Consumer:
Home equity lines of credit	—	—	—	—	—	—	—
Home equity loans	1	121	120	1	—	—	—
Other	—	—	—	—	—	—	—

Total consumer loans	1	121	120	1	—	—	—
Commercial	2	15	15	—	1	7	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	4	$299	$297	$1	1	$7	$—

	TDR Information for the Three Months Ended March 31, 2018
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	—	$—	$—	$—	—	$—	$—
Commercial	1	384	384	11	1	169	—

Total mortgage loans on real estate	1	384	384	11	1	169	—
Consumer:
Home equity lines of credit	1	133	138	—	—	—	—
Home equity loans	1	121	121	—	—	—	—
Other	—	—	—	—	—	—	—

Total consumer loans	2	254	259	—	—	—	—
Commercial	—	—	—	—	—	—	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	3	$638	$643	$11	1	$169	$—

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

Note 6 – Leases

The Company adopted ASU 2016-02 “Leases” (Topic 842) as of January 1, 2019, which requires the Company to record a right-of-use asset (“ROUA”) on the consolidated balance sheets for those leases that convey rights to control use of identified assets for a period of time in exchange for consideration. The Company is also required to record a lease liability on the consolidated balance sheets for the present value of future payment commitments. All of the Company’s leases are comprised of operating leases in which the Company is lessee of real estate property for branches, ATM locations, and general administration and operations. The Company elected not to include short-term leases (i.e. leases with initial terms of twelve months or less) within the ROUA and lease liability. Known or determinable adjustments to the required minimum future lease payments were included in the calculation of the Company’s ROUA and lease liability. Adjustments to the required minimum future lease payments that are variable and will not be determinable until a future period, such as changes in the consumer price index, are included as variable lease costs. Additionally, expected variable payments for common area maintenance, taxes and insurance were unknown and not determinable at lease commencement and therefore, were not included in the determination of the Company’s ROUA or lease liability.

The value of the ROUA and lease liability is impacted by the amount of the periodic payment required, length of the lease term, and the discount rate used to calculate the present value of the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. The lease liability is reduced based on the discounted present value of remaining payments as of each reporting period. The ROUA value is measured using the amount of lease liability and adjusted for prepaid or accrued lease payments, remaining lease incentives, unamortized direct costs (if any), and impairment (if any).

The following table presents the components of lease expense for the three months ended March 31 2019:

Three months ended
(in thousands)	March 31, 2019
Operating lease cost	$1,311
Short-term lease cost	71
Variable lease cost	(5)
Sublease income	(34)

Total lease cost	$1,343

Prior to the adoption of ASU 2016-02, rent expense under operating leases was $921,000 during the three months ended March 31, 2018. Rent expense was offset by rent income of $10,000 during the three months ended March 31, 2018.

The following table presents supplemental cash flow information related to leases for the three months ended March 31, 2019:

Three months ended
(in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,218
ROUA obtained in exchange for operating lease liabilities	$32,006

The following table presents the weighted average operating lease term and discount rate at March 31, 2019:

As of March 31, 2019:
Weighted-average remaining lease term	9.5 years
Weighted-average discount rate	3.17%

At March 31, 2019, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2019	$3,519
2020	4,380
2021	4,226
2022	3,887
2023	3,208
Thereafter	16,455

35,675
Discount for present value of expected cash flows	(5,471)

Lease liability at March 31, 2019	$30,204

Note 7 - Deposits

A summary of the balances of deposits follows (in thousands):

	March 31,	December 31,
	2019	2018
Noninterest-bearing demand	$1,761,559	$1,760,580
Interest-bearing demand	1,297,672	1,252,366
Savings	1,925,168	1,921,324
Time certificates, $250,000 and above	135,716	132,429
Other time certificates	310,147	299,767

Total deposits	$5,430,262	$5,366,466

Certificate of deposit balances of $50,000,000 and $60,000,000 from the State of California were included in time certificates, over $250,000, at March 31, 2019 and December 31, 2018, respectively. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company. Overdrawn deposit balances of $1,207,000 and $1,469,000 were classified as consumer loans at March 31, 2019 and December 31, 2018, respectively.

Note 8 - Commitments and Contingencies

The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	March 31,	December 31,
	2019	2018
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$316,382	$306,191
Consumer loans	514,413	496,575
Real estate mortgage loans	163,733	140,292
Real estate construction loans	232,385	248,996
Standby letters of credit	11,743	11,346
Deposit account overdraft privilege	115,552	111,956

Note 9 – Shareholders’ Equity

Dividends Paid

The Bank paid to the Company cash dividends in the aggregate amounts of $8,114,000 and $4,372,000 during the three months ended March 31, 2019 and 2018, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight (DBO). Absent approval from the Commissioner of the DBO, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.

Stock Repurchase Plan

On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. This stock repurchase plan has no expiration date. As of March 31, 2019, the Company had repurchased 196,566 shares under this plan. During the three month periods ended March 31, 2019 and 2018, there were no shares of common stock repurchased under this plan.

Stock Repurchased Under Equity Compensation Plans

During the three months ended March 31, 2019 and 2018, employees tendered 16,418 and 134 shares, respectively, of the Company’s common stock with market value of $647,000, and $4,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to equity compensation plan instruments as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced on August 21, 2007.

Note 10 - Stock Options and Other Equity-Based Incentive Instruments

Stock option activity during the three months ended March 31, 2019 is summarized in the following table:

			Weighted
	Number	Option Price	Average
	of Shares	per Share	Exercise Price
Outstanding at December 31, 2018	343,000	$12.63 to $23.21	$ 16.67
Options granted	—	— to —	—
Options exercised	(41,000)	$12.63 to $19.46	15.78
Options forfeited	—	— to —	—

Outstanding at March 31, 2019	302,000	$14.54 to $23.21	$16.88

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of March 31, 2019:

	Currently	Currently Not	Total
	Exercisable	Exercisable	Outstanding
Number of options	300,875	1,125	302,000
Weighted average exercise price	$16.86	$23.21	$16.88
Intrinsic value (in thousands)	$5,095	$12	$5,107
Weighted average remaining contractual term (yrs.)	3.4	5.8	3.4

The 1,125 options that are currently not exercisable as of March 31, 2019 are expected to vest, on a weighted-average basis, over the next six months. The Company did not modify any option grants during 2018 or the three months ended March 31, 2019.

Restricted stock unit (RSU) activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2018	66,947	45,536
RSUs granted	—	—
RSUs added through dividend credits	322	—
RSUs released	(355)	—
RSUs forfeited/expired	—	—

Outstanding at March 31, 2019	66,914	45,536

The 66,914 of service condition vesting RSUs outstanding as of March 31, 2019 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 66,914 of service condition vesting RSUs outstanding as of March 31, 2019 are expected to vest, and be released, on a weighted-average basis, over the next 1.2 years. The Company expects to recognize $1,465,000 of pre-tax compensation costs related to these service condition vesting RSUs between March 31, 2019 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2018 or during the three months ended March 31, 2019.

The 45,536 of market plus service condition vesting RSUs outstanding as of March 31, 2019 are expected to vest, and be released, on a weighted-average basis, over the next 1.2 years. The Company expects to recognize $633,000 of pre-tax compensation costs related to these RSUs between March 31, 2019 and their vesting dates. As of March 31, 2019, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 68,304 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2018 or during the three months ended March 31, 2019.

Note 11 - Noninterest Income and Expense

The following table summarizes the Company’s noninterest income for the periods indicated:

	Three months ended March 31,
(dollars in thousands)	2019	2018
ATM and interchange fees	$4,581	$4,235
Service charges on deposit accounts	3,880	3,779
Other service fees	771	714
Mortgage banking service fees	483	517
Change in value of mortgage servicing rights	(645)	111

Total service charges and fees	9,070	9,356

Increase in cash value of life insurance	775	608
Asset management and commission income	642	876
Gain on sale of loans	412	626
Lease brokerage income	220	128
Sale of customer checks	140	101
Gain on sale of foreclosed assets	99	371
Gain (loss) on marketable equity securities	36	(48)
Loss on disposal of fixed assets	(38)	(13)
Other	508	285

Total other noninterest income	2,794	2,934

Total noninterest income	$11,864	$12,290

The components of noninterest expense were as follows (in thousands):

	Three months ended March 31,
	2019	2018
Base salaries, net of deferred loan origination costs	$16,757	$13,962
Incentive compensation	2,567	2,452
Benefits and other compensation costs	5,804	5,238

Total salaries and benefits expense	25,128	21,652

Occupancy	3,774	2,681
Data processing and software	3,349	2,514
Equipment	1,867	1,551
Intangible amortization	1,431	339
Advertising	1,331	838
ATM and POS network charges	1,323	1,226
Professional fees	839	773
Telecommunications	797	701
Regulatory assessments and insurance	511	430
Merger and acquisition expense	—	476
Postage	310	358
Operational losses	225	294
Courier service	270	267
Other miscellaneous expense	4,358	4,062

Total other noninterest expense	20,385	16,510

Total noninterest expense	$45,513	$38,162

Note 12 – Earnings Per Share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate from outstanding stock options and restricted stock units (RSUs), and are determined using the treasury stock method. Earnings per share have been computed based on the following:

	Three months ended March 31,
(in thousands)	2019	2018
Net income	$22,726	$13,910
Average number of common shares outstanding	30,424	22,956
Effect of dilutive stock options and restricted stock	234	327

Average number of common shares outstanding used to calculate diluted earnings per share	30,658	23,283

Options excluded from diluted earnings per share because the effect of these options was antidilutive	—	—

Note 13 – Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of other comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Unrealized holding gains (losses) on available for sale securities before reclassifications	12,710	$(15,265)
Amounts reclassified out of accumulated other comprehensive income:
Adoption ASU 2016-01	—	62
Adoption ASU 2018-02	—	(425)

Total amounts reclassified out of accumulated other comprehensive income	—	(363)

Unrealized holding gains (losses) on available for sale securities after reclassifications	12,710	(15,628)
Tax effect	(3,758)	4,602

Unrealized holding gains (losses) on available for sale securities, net of tax	8,952	(11,026)

Change in unfunded status of the supplemental retirement plans before reclassifications	(89)	667
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(13)	(13)
Amortization of actuarial losses	102	127
Adoption ASU 2018-02	—	(668)

Total amounts reclassified out of accumulated other comprehensive income	89	(554)

Change in unfunded status of the supplemental retirement plans after reclassifications	—	113
Tax effect	—	(33)

Change in unfunded status of the supplemental retirement plans, net of tax	—	80

Total other comprehensive income (loss)	$8,952	$(10,946)

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	March 31,	December 31,
(in thousands)	2019	2018
Net unrealized loss on available for sale securities	$(8,264)	$(20,974)
Tax effect	2,443	6,201

Unrealized holding loss on available for sale securities, net of tax	(5,821)	(14,773)

Unfunded status of the supplemental retirement plans	(4,802)	(4,802)
Tax effect	1,420	1,420

Unfunded status of the supplemental retirement plans, net of tax	(3,382)	(3,382)

Joint beneficiary agreement liability	276	276
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	276	276

Accumulated other comprehensive loss	$(8,927)	$(17,879)

Note 14 - Fair Value Measurement

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, income approach, and/or the cost approach. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. Marketable equity securities, debt securities available-for-sale, loans held for sale, and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application impairment write-downs of individual assets.

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
Fair value at March 31, 2019
Marketable equity securities	$2,910	$2,910	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	627,100	—	627,100	—
Obligations of states and political subdivisions	129,349	—	129,349	—
Corporate bonds	4,478	—	4,478	—
Asset backed securities	352,589	—	352,589	—
Loans held for sale	5,410	—	5,410	—
Mortgage servicing rights	6,572	—	—	6,572

Total assets measured at fair value	$1,128,408	$2,910	$1,118,926	$6,572

	Total	Level 1	Level 2	Level 3
Fair value at December 31, 2018
Marketable equity securities	$2,874	$2,874	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	629,981	—	629,981	—
Obligations of states and political subdivisions	126,072	—	126,072	—
Corporate bonds	4,478	—	4,478	—
Asset backed securities	354,505	—	354,505	—
Loans held for sale	3,687	—	3,687	—
Mortgage servicing rights	7,098	—	—	7,098

Total assets measured at fair value	$1,128,695	$2,874	$1,118,723	$7,098

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the three months ended March 31, 2019 or the year ended December 31, 2018.

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

	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
Three months ended March 31,
2019: Mortgage servicing rights	$7,098	—	$(645)	$119	$6,572
2018: Mortgage servicing rights	$6,687	—	$111	$155	$6,953

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

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2019 and December 31, 2018:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
As of March 31, 2019:
Mortgage Servicing Rights	$6,572	Discounted cash flow	Constant prepayment rate	5.4% - 27.1%; 8.9%
			Discount rate	12% - 13%; 12%
As of December 31, 2018:
Mortgage Servicing Rights	$7,098	Discounted cash flow	Constant prepayment rate	5.0% - 27.3%; 7.6%
			Discount rate	12% - 13%; 12%

The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Three months ended March 31, 2019
Fair value:
Impaired Originated & PNCI loans	$212	—	—	$212	$(197)
Foreclosed assets	214	—	—	214	98

Total assets measured at fair value	$426	—	—	$426	$(99)

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Year ended December 31, 2018
Fair value:
Impaired Originated & PNCI loans	$281	—	—	$281	$(294)
Foreclosed assets	1,311	—	—	1,311	(8)

Total assets measured at fair value	$1,592	—	—	$1,592	$(302)

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Three months ended March 31, 2018
Fair value:
Impaired Originated & PNCI loans	$2,103	—	—	$2,103	$(795)
Foreclosed assets	774	—	—	774	(87)

Total assets measured at fair value	$2,877	—	—	$2,877	$(882)

The impaired originated and PNCI loan amount above represents impaired, collateral dependent loans that have been adjusted to fair value. When the Company identifies a collateral dependent loan as impaired, the Company measures the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If the Company determines that the value of the impaired loan is less than the recorded investment in the loan, the Company recognizes this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses. The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral. The carrying value of loans fully charged-off is zero.

The foreclosed assets amount above represents impaired real estate that has been adjusted to fair value. Foreclosed assets represent real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on real estate owned for fair value adjustments based on the fair value of the real estate.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2019:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
March 31, 2019
Impaired Originated & PNCI loans	$212	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful
		Income approach	Capitalization rate	N/A
Foreclosed assets (Residential real estate)	$214	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2018:

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
December 31, 2018
Impaired Originated & PNCI loans	$281	Sales comparison approach	Adjustment for differences between comparable sales	(16.3%) - 35.14%; 10.45%
		Income approach	Capitalization rate	N/A
Foreclosed assets (Residential real estate)	$693	Sales comparison approach	Adjustment for differences between comparable sales	(21.83%) - 7.25%; (3.75%)
Foreclosed assets (Commercial real estate)	$618	Sales comparison approach	Adjustment for differences between comparable sales	(65%) - 20%; (45%)

Fair values for financial instruments are management’s estimates of the values at which the instruments could be exchanged in a transaction between willing parties. The Company uses the exit price notion when measuring the fair value of financial instruments. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including, any mortgage banking operations, deferred tax assets, and premises and equipment. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of these estimates.

	March 31, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$105,103	$105,103	$119,781	$119,781
Cash at Federal Reserve and other banks	213,605	213,605	107,752	107,752
Level 2 inputs:
Securities held to maturity	431,016	430,773	444,936	437,370
Restricted equity securities	17,250	N/A	17,250	N/A
Loans held for sale	5,410	5,410	3,687	4,616
Level 3 inputs:
Loans, net	4,002,267	4,053,496	3,989,432	4,006,986
Financial liabilities:
Level 2 inputs:
Deposits	5,430,262	5,427,004	5,366,466	5,362,173
Other borrowings	12,466	12,466	15,839	15,839
Level 3 inputs:
Junior subordinated debt	57,085	56,180	57,042	62,610

(in thousands)	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$1,226,913	$12,269	$1,192,054	$11,921
Standby letters of credit	11,743	117	11,346	113
Overdraft privilege commitments	115,552	1,156	111,956	1,120

Note 15 - Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of March 31, 2019 and December 31, 2018 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of March 31, 2019 and December 31, 2018 based on the then phased-in provisions of the Basel III Capital Rules. As of January 1, 2019, the minimum required capital levels of the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Required to be
			Required – Basel III		Considered Well
	Actual		Fully Phased In		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2019:
Total Capital (to Risk Weighted Assets):
Consolidated	$700,542	14.73%	$449,380	10.50%	N/A	N/A
Tri Counties Bank	$697,549	14.67%	$499,195	10.50%	$475,424	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$665,688	14.00%	$404,260	8.50%	N/A	N/A
Tri Counties Bank	$662,695	13.94%	$404,111	8.50%	$380,339	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$610,317	12.83%	$332,920	7.00%	N/A	N/A
Tri Counties Bank	$662,695	13.94%	$332,797	7.00%	$309,026	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$665,688	10.84%	$245,649	4.00%	N/A	N/A
Tri Counties Bank	$662,695	10.79%	$245,643	4.00%	$307,054	5.00%

			Minimum Capital		Minimum Capital		Required to be
			Required – Basel III		Required – Basel III		Considered Well
	Actual		Phase-in Schedule		Fully Phased In		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2018:
Total Capital (to Risk Weighted Assets):
Consolidated	$682,419	14.40%	$467,874	9.875%	$497,486	10.50%	N/A	N/A
Tri Counties Bank	$680,624	14.37%	$467,704	9.875%	$497,305	10.50%	$473,624	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$647,262	13.66%	$373,115	7.875%	$402,727	8.50%	N/A	N/A
Tri Counties Bank	$645,467	13.63%	$372,979	7.875%	$402,581	8.50%	$378,899	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$591,933	12.49%	$302,045	6.375%	$331,658	7.00%	N/A	N/A
Tri Counties Bank	$645,467	13.63%	$301,935	6.375%	$331,537	7.00%	$307,856	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$647,262	10.68%	$242,452	4.000%	$242,452	4.00%	N/A	N/A
Tri Counties Bank	$645,467	10.65%	$242,447	4.000%	$242,447	4.00%	$303,059	5.00%

As of March 31, 2019 and December 31, 2018, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at March 31, 2019 and December 31, 2018, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.

The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At March 31, 2019, the Company and the Bank are in compliance with the capital conservation buffer requirement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Cautionary Statements Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There can be no assurance that future developments affecting us will be the same as those anticipated by management. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of changes in financial services policies, laws and regulations; technological changes; mergers and acquisitions (including costs or difficulties related to integration of acquired companies); changes in the level of our nonperforming assets and charge-offs; any deterioration in values of California real estate, both residential and commercial; the effect of changes in accounting standards and practices; possible other-than-temporary impairment of securities held by us; changes in consumer spending, borrowing and savings habits; our ability to attract deposits and other sources of liquidity; changes in the financial performance and/or condition of our borrowers; the impact of competition from other financial service providers; the possibility that any of the anticipated benefits of our recent merger with FNB Bancorp (“FNBB”) will not be realized or will not be realized within the expected time period, or that integration of FNBB’s operations will be more costly or difficult than expected; the challenges of integrating and retaining key employees; unanticipated regulatory or judicial proceedings; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and our ability to manage the risks involved in the foregoing. Additional factors that could cause results to differ materially from those described above can be found in in Part II Item 1A of this report and our Annual Report on Form 10-K for the year ended December 31, 2018, which is on file with the Securities and Exchange Commission (the “SEC”) and available in the “Investor Relations” section of our website, https://www.tcbk.com/investor-relations and in other documents we file with the SEC.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A detailed discussion related to the Company’s accounting policies including those related to estimates on the allowance for loan losses, other than temporary impairment of investments and impairment of intangible assets, can be found in Note 1 of the financial statements included in the Company’s annual report of Form 10-K for the year ended December 31, 2018.

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

Financial Highlights

Performance highlights and other developments for the Company included the following:

•	Return on average assets was 1.41% and the return on average equity was 10.78% for the first quarter of 2019.

•	As of March 31, 2019, the Company reached record levels of total loans, total assets and total deposits which were $4.03 billion, $6.47 billion and $5.43 billion, respectively.

•	The loan to deposit ratio remained stable at 74.3% at March 31, 2019 as compared to 75.0% at December 31, 2018 and 75.2% at March 31, 2018.

•	Net interest margin grew 32 basis points to 4.46% on a tax equivalent basis as compared to 4.14% in the quarter ended March 31, 2018 and decreased by 7 basis points from the trailing quarter.

•	Non-interest bearing deposits as a percentage of total deposits were 32.4% at March 31, 2019, as compared to 32.8% at December 31, 2018 and 33.3% at March 31, 2018.

•

The average rate of interest paid on deposits, including noninterest-bearing deposits, remained low at 0.20%, with no change from the trailing quarter and an increase of 9 basis points from the average rate paid during the same quarter of the prior year.

•	Non-performing assets to total assets were 0.34% as of March 31, 2019 as compared to 0.47% and 0.54% at December 31, 2018 and March 31, 2018, respectively.

•

The balance of nonperforming loans decreased by $7.9 million and recoveries on previously charged-off loans significantly contributed to the $1.6 million reversal of the allowance for loan losses during the period.

•	The efficiency ratio increased slightly to 60.1% as compared to the trailing quarter, which had an efficiency ratio of 59.1%.

TRICO BANCSHARES

Financial Summary

(In thousands, except per share amounts; unaudited)

	Three months ended
	March 31,	March 31,
	2019	2018
Net interest income	$63,870	$44,986
Benefit from reversal of provision for loan losses	1,600	236
Noninterest income	11,864	12,290
Noninterest expense	(45,513)	(38,162)
Provision for income taxes	(9,095)	(5,440)

Net income	$22,726	$13,910

Per share:
Basic Earnings per share	$0.75	$0.61
Diluted earnings per share	$0.74	$0.60
Dividends paid	$0.19	$0.17
Book value at period end	$28.04	$22.01
Average common shares outstanding	30,424,184	22,956,239
Average diluted common shares outstanding	30,657,833	23,283,127
Shares outstanding at period end	30,432,419	22,956,323
At period end:
Loans, net	$4,002,267	$3,039,760
Total investment securities	1,547,442	1,234,820
Total assets	6,471,852	4,779,957
Total deposits	5,430,262	4,084,404
Other borrowings	12,466	65,041
Junior subordinated debt	57,085	56,905
Shareholders’ equity	853,278	505,256
Financial Ratios:
During the period (annualized):
Return on average assets	1.41%	1.17%
Return on average equity	10.78%	11.00%
Net interest margin[1]	4.46%	4.14%
Efficiency ratio	60.10%	66.63%
At period end:
Equity to assets	13.18%	10.57%
Total capital to risk-adjusted assets	14.73%	13.91%

1 Fully taxable equivalent (FTE)

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

	Three months ended
	March 31,
	2019	2018
Net interest income (FTE)	$64,192	$45,298
Benefit from reversal of provision for loan losses	1,600	236
Noninterest income	11,864	12,290
Noninterest expense	(45,513)	(38,162)
Provision for income taxes (FTE)	(9,417)	(5,752)

Net income	$22,726	$13,910

The Company reported net income of $22,726,000 for the quarter ended March 31, 2019, compared to $23,211,000 and $13,910,000 for the trailing quarter and the three months ended March 31, 2018, respectively. Diluted earnings per share were $0.74 for the quarter ended March 31, 2019, compared to $0.76 and $0.60 for the trailing quarter and three months ended March 31, 2018.

Net Interest Income

The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended
	March 31,
	2019	2018
Interest income	$67,457	$47,121
Interest expense	(3,587)	(2,135)
FTE adjustment	322	312

Net interest income (FTE)	$64,192	$45,298

Net interest margin (FTE)	4.46%	4.14%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,655	$632
Effect on average loan yield	0.17%	0.09%
Effect on net interest margin (FTE)	0.12%	0.06%

Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or accreted (added to) interest income over the remaining life of the loan. Generally, as time goes on, the effects of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining (unaccreted) discount or (unamortized) premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. During the three months ended March 31, 2019, December 31, 2018 and March 31, 2018, purchased loan discount accretion was $1,655,000, $1,982,000, and $632,000, respectively. During the three months ended March 31, 2019, loans purchased at net premiums several years ago were repaid prior to expected maturity resulting in approximately $259,000 of accelerated amortization.

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

	For the three months ended
	March 31, 2019			March 31, 2018
		Interest	Rates		Interest	Rates
	Average	Income/	Earned	Average	Income/	Earned
	Balance	Expense	/Paid	Balance	Expense	/Paid
Assets:
Loans	$4,023,864	$54,398	5.41%	$3,028,178	$38,049	5.03%
Investment securities - taxable	1,425,352	10,915	3.06%	1,125,394	7,658	2.72%
Investment securities - nontaxable (1)	142,232	1,395	3.92%	136,160	1,353	3.97%

Total investments	1,567,584	12,310	3.14%	1,261,554	9,011	2.86%
Cash at Federal Reserve and other banks	168,518	1,071	2.54%	90,864	373	1.64%

Total interest-earning assets	5,759,966	67,779	4.71%	4,380,596	47,433	4.33%
Other assets	666,261			360,631

Total assets	$6,426,227			$4,741,227

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,279,639	$287	0.09%	$994,206	$211	0.08%
Savings deposits	1,926,339	1,133	0.24%	1,371,377	411	0.12%
Time deposits	441,778	1,299	1.18%	306,514	474	0.62%

Total interest-bearing deposits	3,647,756	2,719	0.30%	2,672,097	1,096	0.16%
Other borrowings	15,509	13	0.34%	107,781	342	1.27%
Junior subordinated debt	56,950	855	6.01%	56,882	697	4.90%

Total interest-bearing liabilities	3,720,215	3,587	0.39%	2,836,760	2,135	0.30%
Noninterest-bearing deposits	1,745,432			1,332,235
Other liabilities	117,490			66,219
Shareholders’ equity	843,090			506,013

Total liabilities and shareholders’ equity	$6,426,227			$4,741,227

Net interest spread(2)			4.32%			4.03%
Net interest income and interest margin(3)		$64,192	4.46%		$45,298	4.14%

(1)	Fully taxable equivalent (FTE)
(2)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

In general, the change in average balances of assets and liabilities were significantly impacted by the July 6, 2018 acquisition of FNB Bancorp. For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. However, management believes that the assets and liabilities acquired in the acquisition provide a reasonable approximation of those balances as of March 31, 2019. In addition to the balance sheet changes which resulted from the acquisition of FNB Bancorp, total assets grew by $228,695,000 (4.8%) between March 2018 and March 2019. This growth was led by $129,915,000 (4.2%) of organic loan growth which was funded by $353,923,000 (8.7%) in organic deposit growth. The following is a comparison of the year over year change in certain assets and liabilities:

($’s in thousands)	As of March 31,			Acquired	Organic	Organic
Ending balances	2019	2018	$ Change	Balances	$ Change	% Change
Total assets	$6,471,852	$4,779,957	$1,691,895	$1,463,200	$228,695	4.8%
Total loans	4,034,331	3,069,733	964,598	834,683	129,915	4.2%
Total investments	1,564,692	1,251,776	312,916	335,667	(22,751)	(1.8%)
Total deposits	$5,430,262	$4,084,404	$1,345,858	$991,935	$353,923	8.7%

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

	Three months ended March 31, 2019
	compared with three months
	ended March 31, 2018
	Volume	Rate	Total
Increase in interest income:
Loans	$12,521	$3,828	$16,349
Investment securities (1)	2,100	1,199	3,299
Cash at Federal Reserve and other banks	318	380	698

Total interest-earning assets	14,939	5,407	20,346

Increase (decrease) in interest expense:
Interest-bearing demand deposits	57	19	76
Savings deposits	165	557	722
Time deposits	209	616	825
Other borrowings	(293)	(36)	(329)
Junior subordinated debt	1	157	158

Total interest-bearing liabilities	139	1,313	1,452

Increase in net interest income	$14,800	$4,094	$18,894

(1)	Fully taxable equivalent (FTE)

The following commentary regarding net interest income, interest income and interest expense may be best understood while referencing the Summary of Average Balances, Yields/Rates and Interest Differential and the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid shown above.

Net interest income (FTE) during the three months ended March 31, 2019 increased $18,894,000 or 41.7% to $64,192,000 compared to $45,298,000 during the three months ended March 31, 2018. The increase in net interest income (FTE) was due primarily to an increase in the average balance of loans, which contributed an additional $12,521,000 in interest income. As discussed above, increases in average balances were primarily the result of the FNB Bancorp acquisition. Increases in market rates added $4,094,000 to net interest income, due to increases in rates earned on interest-earnings assets outpacing increases paid in interest-bearing liabilities.

The index utilized in a significant portion of the Company’s variable rate loans, Wall Street Journal Prime, has increased by 1.50% to 5.50% at March 31, 2019 as compared to 4.00% at March 31, 2018.    As compared to the same quarter in the prior year, average loan yields increased 38 basis points from 5.03% during the three months ended March 31, 2018 to 5.41% during the three months ended March 31, 2019. Of the 38 basis point increase in yields on loans, 30 basis points was attributable to increases in market rates while 8 basis points was from increased accretion of purchased loans.

As of March 31, 2019, the Bank’s $4,085,452,000 principal balance of loans, net of charge-offs, and not including deferred loan fees and purchase discounts, was made up of loans with principal balances totaling $1,391,682,000 that have fixed interest rates, and $2,693,770,000 of loans with interest rates that are variable. Included in the balance of variable rate loans as of March 31, 2019 were loans with principal balances of approximately $916,044,000 that had adjustable interest rates tied to the prime lending rate that adjust on or near the date of any prime rate change.

The organic growth in deposits was driven primarily by normal and expected seasonal trends as well as the impact of deposit customer’s receipt of insurance proceeds from the property and casualty losses incurred in connection with the wildfires in Northern California. This growth in deposits allowed for the repayment of overnight borrowings resulting in a reduction in interest expense of $329,000 which was partially offset by the changes in volumes and rates associated with deposit products. During the twelve months ended March 31, 2019, the Federal Funds Target Rate was increased four times in 25 basis point increments from 1.50% to 2.50%. During this same period, the Company’s cost of interest-bearing deposits increased from 16 basis points to 30 basis points.

Asset Quality and Loan Loss Provisioning

The Company continued to experience improvement in the overall credit quality of its loan portfolio. At March 31, 2019, total nonperforming loans decreased to $19,565,000 or 0.48% of total loans from $27,494,000 or 0.68% of total loans as of December 31, 2018.

The Company recorded a benefit from the reversal of provision for loan losses of $1,600,000 during the three months ended March 31, 2019 as compared to a benefit from the reversal of provision of $236,000 in the same quarter of the prior year. The benefit from the reversal of the provision was necessitated in part by $1,082,000 in net recoveries on previously charged-off loans during the first quarter of 2019 as compared to net charge-offs of $114,000 in the first quarter of 2018. Additionally, while the Company remains cautious about the risks associated with trends in California real estate prices and the affordability of housing in the markets served by the Company, changes in home affordability and energy related index rates improved during the quarter ended March 31, 2019. The qualitative factors associated with these two measures reduced the level of calculated required reserves by approximately $1,059,000.

Noninterest Income

The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
ATM and interchange fees	$4,581	$4,235	$346	8.2%
Service charges on deposit accounts	3,880	3,779	101	2.7%
Other service fees	771	714	57	8.0%
Mortgage banking service fees	483	517	(34)	(6.6%)
Change in value of mortgage servicing rights	(645)	111	(756)	(681.1%)

Total service charges and fees	9,070	9,356	(286)	(3.1%)

Increase in cash value of life insurance	775	608	167	27.5%
Asset management and commission income	642	876	(234)	(26.7%)
Gain on sale of loans	412	626	(214)	(34.2%)
Lease brokerage income	220	128	92	71.9%
Sale of customer checks	140	101	39	38.6%
Gain on sale of foreclosed assets	99	371	(272)	(73.3%)
Gain (loss) on marketable equity securities	36	(48)	84	(175.0%)
Loss on disposal of fixed assets	(38)	(13)	(25)	192.3%
Other	508	285	223	78.2%

Total other noninterest income	2,794	2,934	(140)	(4.8%)

Total noninterest income	$11,864	$12,290	$(426)	(3.5%)

Noninterest income decreased $426,000 (3.5%) to $11,864,000 during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease in noninterest income was due primarily to a $756,000 (681.1%) decrease in the fair value of mortgage servicing rights, $234,000 (26.7%) decrease in asset management and commission income, $214,000 (34.2%) decrease in gain on sale of loans, and a $272,000 (73.3%) decrease on the gain on sale of foreclosed assets. Offsetting the decreases in non-interest income was an increase in ATM and interchange fees of $346,000 (8.2%), an increase in service charges on deposit accounts of $101,000 (2.7%), and an increase in the cash value of life insurance of $167,000 (27.5%). The fair value of the mortgage servicing asset decreased as compared to the first quarter in the prior year due to changes in the assumptions utilized in determining the fair value. Specifically, increased prepayment speeds and decreases in the 15 and 30 year mortgage rates were the largest contributors to the decline in fair value of the mortgage servicing asset.

Noninterest Expense

The following table summarizes the Company’s noninterest expense for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2019	2018	$ Change	% Change
Base salaries, net of deferred loan origination costs	$16,757	$13,962	$2,795	20.0%
Incentive compensation	2,567	2,452	115	4.7%
Benefits and other compensation costs	5,804	5,238	566	10.8%

Total salaries and benefits expense	25,128	21,652	3,476	16.1%

Occupancy	3,774	2,681	1,093	40.8%
Data processing and software	3,349	2,514	835	33.2%
Equipment	1,867	1,551	316	20.4%
Intangible amortization	1,431	339	1,092	322.1%
Advertising	1,331	838	493	58.8%
ATM and POS network charges	1,323	1,226	97	7.9%
Professional fees	839	773	66	8.6%
Telecommunications	797	701	96	13.7%
Regulatory assessments and insurance	511	430	81	18.8%
Merger and acquisition expense	—	476	(476)	(100.0%)
Postage	310	358	(48)	(13.4%)
Operational losses	225	294	(69)	(23.5%)
Courier service	270	267	3	1.1%
Other miscellaneous expense	4,358	4,062	296	7.3%

Total other noninterest expense	20,385	16,510	3,875	23.5%

Total noninterest expense	$45,513	$38,162	$7,351	19.3%

Average full time equivalent staff	1,138	1,002	136	13.6%

Salary and benefit expenses increased $3,476,000 (16.1%) to $25,128,000 during the three months ended March 31, 2019 compared to $21,652,000 during the three months ended March 31, 2018. Base salaries, net of deferred loan origination costs increased $2,795,000 (20.0%) to $16,757,000. The increase in base salaries was due primarily to a 13.6% increase in average full time equivalent employees to 1,138 from 1,002 in the year-ago quarter. Commissions and incentive compensation increased $115,000 (4.7%) to $2,567,000 during the three months ended March 31, 2019 compared to the year-ago quarter due primarily to organic loan and deposit growth. Benefits & other compensation expense increased $566,000 (10.8%) to $5,804,000 during the three months ended March 31, 2019 due primarily to increases in the average full time equivalent employees, as mentioned above.

Other noninterest expense increased $3,875,000 (23.5%) to $20,385,000 during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in other noninterest expense was due primarily to increased overhead operating costs related to the additional branches as a result of the prior year acquisition of FNB Bancorp. Highlighting those increases were intangible amortization, occupancy, data processing and software, and advertising expenses, which increased by $1,092,000, $1,093,000, $835,000 and $493,000, respectively, as compared to the prior year quarter. The increases in noninterest expenses were partially offset by decreased merger & acquisition expenses of $476,000.

Income Taxes

The Company’s effective tax rate was 28.6% for the quarter ended March 31, 2019 as compared to 28.1% for the same quarter in the prior year. As previously reported, the Company’s effective tax rate was 24.0% for the quarter ended December 31, 2018 which was benefited by certain tax method elections. Absent the benefits made possible through these elections, the Company’s effective tax rate would have been 27.5% for the quarter ended December 31, 2018.

Financial Condition

Investment Securities

Investment securities available for sale decreased $1,520,000 to $1,113,516,000 as of March 31, 2019, compared to December 31, 2018. This decrease is attributable to maturities and principal repayments of $15,133,000 and amortization of net purchase price premiums of $335,000, which was offset by an increase in fair value of debt securities available for sale of $12,710,000. There were no sales or transfers of available-for-sale investment securities during the three month periods ended March 31, 2019 and 2018.

The following table presents the available for sale debt securities portfolio by major type as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	March 31, 2019		December 31, 2018
	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$627,100	56.3%	$629,981	56.5%
Obligations of states and political subdivisions	129,349	11.6%	126,072	11.3%
Corporate bonds	4,478	0.4%	4,478	0.4%
Asset backed securities	352,589	31.7%	354,505	31.8%

Total debt securities available for sale	$1,113,516	100.0%	$1,115,036	100.0%

Investment securities held to maturity decreased $13,920,000 to $431,016,000 as of March 31, 2019, as compared to December 31, 2018. This decrease is attributable to principal repayments of $13,684,000, and amortization of net purchase price premiums of $236,000.

The following table presents the held to maturity investment securities portfolio by major type as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	March 31, 2019		December 31, 2018
	Cost Basis	%	Cost Basis	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$416,418	96.6%	$430,343	96.7%
Obligations of states and political subdivisions	14,598	3.4%	14,593	3.3%

Total debt securities held to maturity	$431,016	100%	$444,936	100.0%

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

The following table shows the Company’s loan balances, net deferred loan costs and discounts, as of the dates indicated:

(dollars in thousands)	March 31, 2019		December 31, 2018
Real estate mortgage	$3,129,339	77.6%	$3,143,100	78.1%
Consumer	418,352	10.4%	418,982	10.4%
Commercial	269,163	6.6%	276,548	6.9%
Real estate construction	217,477	5.4%	183,384	4.6%

Total loans	$4,034,331	100%	$4,022,014	100%

At March 31, 2019 loans, including net deferred loan costs and discounts, totaled $4,034,331,000 which was a $12,317,000 (0.3%) increase over the balances at December 31, 2018.

Asset Quality and Nonperforming Assets

Nonperforming Assets

The following tables set forth the amount of the Company’s nonperforming assets as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(dollars in thousands)	March 31, 2019	December 31, 2018
Performing nonaccrual loans	$14,567	$22,689
Nonperforming nonaccrual loans	4,958	4,805

Total nonaccrual loans	19,525	27,494
Loans 90 days past due and still accruing	40	—

Total nonperforming loans	19,565	27,494
Foreclosed assets	2,315	2,280

Total nonperforming assets	$21,880	$29,774

Nonperforming assets to total assets	0.34%	0.47%
Nonperforming loans to total loans	0.48%	0.68%
Allowance for loan losses to nonperforming loans	164%	119%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	2.04%	2.11%

	March 31, 2019
(dollars in thousands)	Originated	PNCI	PCI	Total
Performing nonaccrual loans	$10,341	$1,443	$2,783	$14,567
Nonperforming nonaccrual loans	3,355	1,183	420	4,958

Total nonaccrual loans	13,696	2,626	3,203	19,525
Loans 90 days past due and still accruing	40	—	—	40

Total nonperforming loans	13,736	2,626	3,203	19,565
Foreclosed assets	1,525	—	790	2,315

Total nonperforming assets	$15,261	$2,626	$3,993	$21,880

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$778	$—	$320	$1,098
Nonperforming assets to total assets	0.24%	0.04%	0.06%	0.34%
Nonperforming loans to total loans	0.33%	0.07%	0.08%	0.48%
Allowance for loan losses to nonperforming loans	226%	37%	0.22%	164%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.32%	3.58%	36.23%	2.04%

	December 31, 2018
(dollars in thousands)	Originated	PNCI	PCI	Total
Performing nonaccrual loans	$16,573	$1,269	$4,847	$22,689
Nonperforming nonaccrual loans	2,843	1,589	373	4,805

Total nonaccrual loans	19,416	2,858	5,220	27,494
Loans 90 days past due and still accruing	—	—	—	—

Total nonperforming loans	19,416	2,858	5,220	27,494
Foreclosed assets	1,490	—	790	2,280

Total nonperforming assets	$20,906	$2,858	$6,010	$29,774

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$800	$—	$—	$800
Nonperforming assets to total assets	0.33%	0.04%	0.09%	0.47%
Nonperforming loans to total loans	0.48%	0.07%	0.13%	0.68%
Allowance for loan losses to nonperforming loans	164%	23.3%	2.34%	119%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.39%	3.48%	33.69%	2.11%

Changes in nonperforming assets during the three months ended March 31, 2019

(in thousands):	Balance at March 31, 2019	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Balance at December 31, 2018
Real estate mortgage:
Residential	$2,668	$—	$(70)	$—	$(116)	$2,854
Commercial	8,306	267	(7,007)	—	—	15,046
Consumer
Home equity lines	2,434	24	(339)	—	—	2,749
Home equity loans	2,587	32	(408)	—	—	2,963
Other consumer	70	64	(1)	—	—	7
Commercial	3,500	273	(159)	(489)	—	3,875
Construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

Total nonperforming loans	19,565	660	(7,984)	(489)	(116)	27,494
Foreclosed assets	2,315	98	(179)	—	116	2,280

Total nonperforming assets	$21,880	$758	$(8,163)	$(489)	$—	$29,774

The table above does not include deposit overdraft charge-offs.

Nonperforming assets decreased during the first quarter of 2019 by $7,894,000 (26.5%) to $21,880,000 at March 31, 2019 compared to $29,774,000 at December 31, 2018. The decrease in nonperforming assets during the first quarter of 2019 was primarily the result of pay-downs and upgrades of nonperforming loans of $7,984,000, write-downs of $489,000 on nonperforming loans, and sales of foreclosed assets of $179,000, that were partially offset by new nonperforming assets of $660,000 and an increase in the valuation of a foreclosed property at the time of repossession.

The $7,984,000 in reduction of nonperforming loans during the first quarter of 2019 was mainly comprised of decreases within commercial real estate, and included payoffs of three loans to two relationships with a combined balance $6,818,000. The decrease in home equity lines and loans were comprised of decreases of $339,000 from 59 home equity lines of credit and $408,000 from 34 home equity loans.

Loan charge-offs during the three months ended March 31, 2019

In the first quarter of 2019, the Company recorded $614,000 in loan charge-offs and $112,000 in deposit overdraft charge-offs less $1,752,000 in loan recoveries and $56,000 in deposit overdraft recoveries resulting in $1,082,000 of net charge-offs. Primary causes of the loan charges taken in the first quarter of 2019 were gross charge-offs of $94,000 on 16 consumer loans and $520,000 on 5 C&I loans.

Total charge-offs were generally comprised of individual charges of less than $250,000 each. Generally losses are triggered by non-performance by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.

Allowance for Loan Losses

The Components of the Allowance for Loan Losses

The following table sets forth the allowance for loan losses as of the dates indicated:

(dollars in thousands)	March 31, 2019	December 31, 2018
Allowance for originated and PNCI loan losses:
Environmental factors allowance	$10,638	$11,577
Formula allowance	19,669	18,689

Total allowance for originated and PNCI loan losses	30,307	30,266
Allowance for impaired loans	1,750	2,194
Allowance for PCI loan losses	7	122

Total allowance for loan losses	$32,064	$32,582

Allowance for loan losses to loans	0.79%	0.81%

For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Provision for Loan Losses” at “Results of Operations” and “Allowance for Loan Losses” above. Based on the current conditions of the loan portfolio, management believes that the $32,064,000 allowance for loan losses at March 31, 2019 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types and by percentage of the total allowance for loan losses as of the dates indicated:

(in thousands)	March 31, 2019		December 31, 2018
Real estate mortgage	$14,830	46.2%	$15,620	47.9%
Consumer	8,341	26.0%	8,375	25.7%
Commercial	6,078	19.0%	6,090	18.7%
Real estate construction	2,815	8.8%	2,497	7.7%

Total allowance for loan losses	$32,064	100.0%	$32,582	100.0%

The following table summarizes the allocation of the allowance for loan losses as a percentage of the total loans for each loan category as of the dates indicated:

	March 31, 2019		December 31, 2018
Real estate mortgage	$3,129,339	0.47%	$3,143,100	0.50%
Consumer	418,352	1.99%	418,982	2.00%
Commercial	269,163	2.26%	276,548	2.20%
Real estate construction	217,477	1.29%	183,384	1.36%

Total allowance for loan losses	$4,034,331	0.79%	$4,022,014	0.81%

The following table summarizes the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2019	2018
Allowance for loan losses:
Balance at beginning of period	$32,582	$30,323
Reversal of provision for loan losses	(1,600)	(236)
Loans charged off:
Real estate mortgage:
Residential	—	(1)
Commercial	—	—
Consumer:
Home equity lines	—	(80)
Home equity loans	—	—
Other consumer	(207)	(194)
Commercial	(519)	(205)
Construction:
Residential	—	—
Commercial	—	—

Total loans charged off	(726)	(480)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	2	—
Commercial	1,381	15
Consumer:
Home equity lines	95	209
Home equity loans	87	14
Other consumer	75	78
Commercial	168	50
Construction:
Residential	—	—
Commercial	—	—

Total recoveries of previously charged off loans	1,808	366

Net recoveries (charge-offs)	1,082	(114)

Balance at end of period	$32,064	$29,973

Average total loans	$4,023,864	$3,028,178
Ratios (annualized):
Net charge-offs (recoveries) during period to average loans outstanding during period	(0.11)%	0.02%
Benefit from reversal of loan losses to average loans outstanding during period	(0.16)%	(0.03)%

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the period indicated (dollars in thousands):

	Balance at March 31, 2019	Sales	Valuation Adjustments	Transfers from Loans	Balance at December 31, 2018
Land & Construction	$445	$—	$—	$—	$445
Residential real estate	1,777	(179)	98	116	1,742
Commercial real estate	93	—	—	—	93

Total foreclosed assets	$2,315	$(179)	$98	$116	$2,280

Deposits

During the three months ended March 31, 2019, the Company’s deposits increased $63,796,000 to $5,430,262,000. Included in the March 31, 2019 and December 31, 2018 certificate of deposit balances are $50,000,000 and $60,000,000, respectively, from the State of California. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company.

Off-Balance Sheet Arrangements

See Note 8 to the condensed consolidated financial statements at Item 1 of Part I of this report for information about the Company’s commitments and contingencies including off-balance-sheet arrangements.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.

The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. During the three months ended March 31, 2019, the Company did not repurchase any shares under this plan. This plan has no stated expiration date for the repurchases. As of March 31, 2019, the Company had repurchased 196,566 shares under this plan, which left 303,434 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.

The Company’s primary capital resource is shareholders’ equity, which was $853,278,000 at March 31, 2019. This amount represents an increase of $25,905,000 (3.1%) from December 31, 2018, the net result of comprehensive income for the period of $31,678,000, the effect of equity compensation vesting of $397,000, and the exercise of stock options of $647,000, that were partially offset by dividends paid of $5,782,000, and repurchase of common stock of $1,035,000. The Company’s ratio of equity to total assets was 13.2% and 13.0% as of March 31, 2019 and December 31, 2018, respectively. We believe that the Company and the Bank were in compliance with applicable minimum capital requirements set forth in the final Basel III Capital rules as of March 31, 2019. The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	March 31, 2019		December 31, 2018
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total capital	14.73%	10.50%	14.40%	9.25%
Tier I capital	14.00%	8.50%	13.66%	7.25%
Common equity Tier 1 capital	12.83%	7.00%	12.49%	5.75%
Leverage	10.84%	4.00%	10.68%	4.00%

See Note 9 and Note 15 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

Liquidity

The Company’s principal source of asset liquidity is cash at the Federal Reserve Bank of San Francisco (“Federal Reserve”) and other banks and marketable investment securities available for sale. At March 31, 2019, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $1,314,124,000, or 20.3% of total assets, representing an increase of $90,872,000 from $1,223,252,000, or 19.3% of total assets at December 31, 2018. This increase in cash and securities available for sale is due mainly to deposit growth and excess cash received from the maturity and principal repayment of investment securities that was not deployed for new loan originations during the three months ended March 31, 2019. The Company’s profitability during the first three months of 2019 generated cash flows from operations of $22,055,000 compared to $23,714,000 during the first three months of 2018. Net cash provided by investing activities was $14,867,000 during the three months ended March 31, 2019, compared to net cash used by investing activities of $60,408,000 during the three months ended March 31, 2018. Financing activities provided net cash of $54,253,000 during the three months ended March 31, 2019, compared to net provided by financing activities of $14,245,000 during the three months ended March 31, 2018. Deposit balance increases accounted for $63,796,000 and $75,273,000 of financing sources of funds during the three months ended March 31, 2019 and 2018, respectively. Dividends paid used $5,782,000 and $3,903,000 of cash during the three months ended March 31, 2019 and 2018, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of March 31, 2019 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

During the three months ended March 31, 2019, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2018 which are incorporated by reference herein. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2019:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1-31, 2019	45	$34.08	—	303,434
February 1-28, 2019	3,414	$37.50	—	303,434
March 1-31, 2019	22,700	$39.91	—	303,434

Total	26,159	$39.59	—	303,434

(1)

Includes shares purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 9 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.

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

TRICO BANCSHARES
(Registrant)

Date: May 9, 2019	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)