Form 10-Q
period 2019-06-30
TRICO BANCSHARES /
filed 2019-08-09
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: June 30, 2019
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
  Yes
☒
  No
Indicate the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practical date:
Common stock, no par value: 30,509,637 shares outstanding as of August 5, 2019

TriCo Bancshares
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	At June 30, 2019	At December 31, 2018
Assets:
Cash and due from banks	$106,939	$119,781
Cash at Federal Reserve and other banks	68,643	107,752

Cash and cash equivalents	175,582	227,533
Investment securities:
Marketable equity securities	2,952	2,874
Available for sale debt securities	1,133,994	1,115,036
Held to maturity debt securities	412,524	444,936
Restricted equity securities	17,250	17,250
Loans held for sale	5,875	3,687
Loans	4,103,687	4,022,014
Allowance for loan losses	(32,868)	(32,582)

Total loans, net	4,070,819	3,989,432
Premises and equipment, net	88,534	89,347
Cash value of life insurance	116,606	117,318
Accrued interest receivable	20,990	19,412
Goodwill	220,972	220,972
Other intangible assets, net	26,418	29,280
Operating leases, right-of-use	30,030	—
Other assets	72,626	75,364

Total assets	$6,395,172	$6,352,441

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,780,339	$1,760,580
Interest-bearing	3,561,834	3,605,886

Total deposits	5,342,173	5,366,466
Accrued interest payable	2,665	1,997
Operating lease liability	29,434	—
Other liabilities	74,590	83,724
Other borrowings	13,292	15,839
Junior subordinated debt	57,132	57,042

Total liabilities	5,519,286	5,525,068

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, no par value: 50,000,000 shares authorized; 30,502,757 and 30,417,223 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	542,939	541,762
Retained earnings	335,145	303,490
Accumulated other comprehensive loss, net of tax	(2,198)	(17,879)

Total shareholders’ equity	875,886	827,373

Total liabilities and shareholders’ equity	$6,395,172	$6,352,441

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest and dividend income:
Loans, including fees	$55,491	$39,304	$109,889	$77,353
Investments:
Taxable securities	10,457	7,438	21,012	14,760
Tax exempt securities	1,061	1,042	2,134	2,083
Dividends	305	298	665	634
Interest bearing cash at Federal Reserve and other banks	866	396	1,937	769

Total interest and dividend income	68,180	48,478	135,637	95,599

Interest expense:
Deposits	2,999	1,234	5,718	2,330
Other borrowings	37	586	50	928
Junior subordinated debt	829	789	1,684	1,486

Total interest expense	3,865	2,609	7,452	4,744

Net interest income	64,315	45,869	128,185	90,855

Provision for (reversal of) loan losses	537	(638)	(1,063)	(874)

Net interest income after provision for (benefit from reversal of) loan losses	63,778	46,507	129,248	91,729

Noninterest income:
Service charges and fees	10,128	9,228	19,198	18,584
Gain on sale of loans	575	666	987	1,292
Asset management and commission income	739	810	1,381	1,686
Increase in cash value of life insurance	746	656	1,521	1,264
Other	1,390	814	2,355	1,638

Total noninterest income	13,578	12,174	25,442	24,464

Noninterest expense:
Salaries and related benefits	26,719	21,453	51,847	43,105
Other	20,133	16,417	40,518	32,927

Total noninterest expense	46,852	37,870	92,365	76,032

Income before provision for income taxes	30,504	20,811	62,325	40,161
Provision for income taxes	7,443	5,782	16,538	11,222

Net income	$23,061	$15,029	$45,787	$28,939

Earnings per share:
Basic	$0.76	$0.65	$1.50	$1.26
Diluted	$0.75	$0.65	$1.49	$1.24

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$23,061	$15,029	$45,787	$28,939
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	6,729	(3,998)	15,681	(15,024)
Change in minimum pension liability	—	80	—	160

Other comprehensive income (loss)	6,729	(3,918)	15,681	(14,864)

Comprehensive income	$29,790	$11,111	$61,468	$14,075

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2019	30,432,419	$542,340	$319,865	$(8,927)	$853,278
Net income			23,061		23,061
Other comprehensive income				6,729	6,729
Stock option vesting					—
Stock options exercised	116,000	1,853			1,853
RSU vesting		289			289
PSU vesting		129			129
RSUs released	25,856				—
PSUs released	22,237				—
Repurchase of common stock	(93,755)	(1,672)	(1,988)		(3,660)
Dividends paid ($ 0.19 per share)			(5,793)		(5,793)

Three months ending June 30, 2019	30,502,757	$542,939	$335,145	$(2,198)	$875,886

Balance at January 1, 2019	30,417,223	$541,762	$303,490	$(17,879)	$827,373
Net income			45,787		45,787
Other comprehensive income				15,681	15,681
Stock option vesting					—
Stock options exercised	157,000	2,500			2,500
RSU vesting		567			567
PSU vesting		248			248
RSUs released	26,211				—
PSUs released	22,237				—
Repurchase of common stock	(119,914)	(2,138)	(2,557)		(4,695)
Dividends paid ($ 0.38 per share)			(11,575)		(11,575)

Six months ending June 30, 2019	30,502,757	$542,939	$335,145	$(2,198)	$875,886

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2018	22,956,323	$256,226	$266,235	$(17,205)	$505,256
Net income			15,029		15,029
Adoption ASU 2016-01
Adoption ASU 2018-02
Other comprehensive loss				(3,918)	(3,918)
Stock option vesting		17			17
Stock options exercised	14,500	223			223
RSU vesting		233			233
PSU vesting		81			81
RSUs released	24,904				—
PSUs released	25,512				—
Repurchase of common stock	(17,086)	(190)	(477)		(667)
Dividends paid ($ 0.17 per share)			(3,910)		(3,910)

Three months ending June 30, 2018	23,004,153	$256,590	$276,877	$(21,123)	$512,344

Balance at January 1, 2018	22,955,963	$255,836	$255,200	$(5,228)	$505,808
Net income			28,939		28,939
Adoption ASU 2016-01			(62)	62	—
Adoption ASU 2018-02			1,093	(1,093)	—
Other comprehensive loss				(14,864)	(14,864)
Stock option vesting		54			54
Stock options exercised	14,500	223			223
RSU vesting		471			471
PSU vesting		197			197
RSUs released	25,398				—
PSUs released	25,512				—
Repurchase of common stock	(17,220)	(191)	(480)		(671)
Dividends paid ($ 0.34 per share)			(7,813)		(7,813)

Six months ending June 30, 2018	23,004,153	$256,590	$276,877	$(21,123)	$512,344

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the six months ended June 30,
	2019	2018
Operating activities:
Net income	$45,787	$28,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	3,582	3,229
Amortization of intangible assets	2,862	678
Reversal of provision for loan losses	(1,063)	(874)
Amortization of investment securities premium, net	1,186	1,340
Originations of loans for resale	(46,936)	(43,389)
Proceeds from sale of loans originated for resale	45,407	45,437
Gain on sale of loans	(987)	(1,292)
Change in market value of mortgage servicing rights	1,197	(75)
Provision for losses on foreclosed assets	62	90
Gain on transfer of loans to foreclosed assets	(97)	—
Gain on sale of foreclosed assets	(199)	(388)
Loss on disposal of fixed assets	80	54
Increase in cash value of life insurance	(1,521)	(1,264)
Gain on life insurance death benefit	(728)	—
(Gain) loss on marketable equity securities	(78)	70
Equity compensation vesting expense	815	722
Change in:
Interest receivable	(1,578)	(481)
Interest payable	668	245
Other assets and liabilities, net	(14,592)	(97)

Net cash from operating activities	33,867	32,944

Investing activities:
Proceeds from maturities of securities available for sale	39,845	32,906
Proceeds from maturities of securities held to maturity	31,938	36,587
Purchases of securities available for sale	(37,253)	(81,300)
Loan origination and principal collections, net	(80,440)	(131,073)
Proceeds from sale of other real estate owned	1,082	2,150
Proceeds from sale of premises and equipment	11	36
Purchases of premises and equipment	(2,586)	(4,119)

Net cash from investing activities	(47,403)	(144,813)

Financing activities:
Net change in deposits	(24,293)	68,091
Net change in other borrowings	(2,547)	30,673
Repurchase of common stock, net	—	(448)
Dividends paid	(11,575)	(7,813)

Net cash used by financing activities	(38,415)	90,503

Net change in cash and cash equivalents	(51,951)	(21,366)

Cash and cash equivalents and beginning of year	227,533	205,428

Cash and cash equivalents at end of year	$175,582	$184,062

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$22,263	$(21,304)
Loans transferred to foreclosed assets	116	—
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	4,695	671
Obligations incurred in conjunction with leased assets	156	—
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	6,982	4,499
Cash paid for income taxes	22,000	8,525
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
The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. All adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,716,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidtated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2018 (the “2018 Annual Report”). The Company believes that the disclosures made are adequate to make the inforamtion not misleading.
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
Leases (Topic 842)
. ASU
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
Accounting Standards Pending Adoption
The FASB issued ASU No. 2016-13,
Financial Instruments – Credit Losses (Topic 326)
. ASU 2016-13 is the final guidance on the new current expected credit loss (‘‘CECL’’) model. ASU 2016-13, among other things, requires the incurred loss impairment methodology in current GAAP be replaced with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (‘‘HTM’’) debt securities. ASU 2016-13 amends the accounting for credit losses on available-for-sale securities (‘‘AFS’’), whereby credit losses will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, ASU 2016-13 requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization’s portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. ASU 2016-13 allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). ASU 2016-13 will be effective for the Company on January 1, 2020, and early adoption is permitted. While the Company is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on the Company’s consolidated financial statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems. While detailed modeling efforts are ongoing, the validation of expected credit loss estimates will likely not be available until late in 2019. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.
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
In August 2018, the FASB issued ASU No.
 2018-14,
“Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans
.” This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU
2018-14
is effective for fiscal years ending after December 15, 2020; early adoption is permitted. As ASU
2018-14
only revises disclosure requirements, it will not have a significant impact on the Company’s consolidated financial statements.

Note 2 - Business Combinations
Merger with FNB Bancorp
On July 6, 2018, the Company completed the acquisition of FNB Bancorp (“FNBB”) for an aggregate transaction value of $291,132,000. FNBB was merged into the Company, and the Company issued 7,405,277 shares of common stock to the former shareholders of FNBB. FNBB’s subsidiary, First National Bank of Northern California, merged into the Bank on the same day. The Company also paid $
6.7
 million to settle and retire all FNBB stock options outstanding as of the acquisition date. Upon the consummation of the merger, the Company added 12 branches within San Mateo, San Francisco, and Santa Clara counties.
In accordance with accounting for business combinations, the Company recorded $156,661,000 of goodwill and $27,605,000 of core deposit intangibles on the acquisition date. The core deposit intangibles will be amortized over the weighted average remaining life of 6.2 years with no significant residual value. For tax purposes, purchase price accounting adjustments including goodwill are all non-taxable
and /or
non-deductible.
Acquisition related costs of $601,000 and $1,077,000
are included in the consolidated statements of income for the three and six months ended June
30
,
2018
. There have been
no
acquisition costs incurred during the six months ended June
30
,
2019
.

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

Note 3 - Investment Securities
The amortized cost and estimated fair values of investments in debt securities are summarized in the following tables:

	June 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$627,996	$5,193	$(2,278)	$630,911
Obligations of states and political subdivisions	123,626	2,462	(108)	125,980
Corporate bonds	4,407	114	—	4,521
Asset backed securities	376,676	252	(4,346)	372,582

Total debt securities available for sale	$1,132,705	$8,021	$(6,732)	$1,133,994

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$398,714	$3,661	$(1,199)	$401,176
Obligations of states and political subdivisions	13,810	290	—	14,100

Total debt securities held to maturity	$412,524	$3,951	$(1,199)	$415,276

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$647,288	$771	$(18,078)	$629,981
Obligations of states and political subdivisions	128,890	294	(3,112)	126,072
Corporate bonds	4,381	97	—	4,478
Asset backed securities	355,451	73	(1,019)	354,505

Total debt securities available for sale	$1,136,010	$1,235	$(22,209)	$1,115,036

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$430,343	$327	$(7,745)	$422,925
Obligations of states and political subdivisions	14,593	82	(230)	14,445

Total debt securities held to maturity	$444,936	$409	$(7,975)	$437,370

There were no sales of investment securities during the six months ended June 30, 2019 and 2018. Investment securities with an aggregate carrying value of $569,296,000 and $597,591,000 at June 30, 2019 and December 31, 2018, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.

The amortized cost and estimated fair value of debt securities at June 30, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2019, obligations of U.S. government corporations and agencies with a cost basis totaling $1,026,710,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At June 30, 2019, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 5.1 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Debt Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year	$2,415	$2,421	$—	$—
Due after one year through five years	14,287	14,636	1,254	1,269
Due after five years through ten years	44,325	45,235	21,922	22,166
Due after ten years	1,071,678	1,071,702	389,348	391,841

Totals	$1,132,705	$1,133,994	$412,524	$415,276

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
June 30, 2019
Debt Securities Available for Sale
Obligations of U.S. government agencies	$—	$—	$247,286	$(2,278)	$247,286	$(2,278)
Obligations of states and political subdivisions	5,208	(108)	—	—	5,208	(108)
Corporate Bonds	—	—	—	—	—	—
Asset backed securities	340,012	(4,346)	—	—	340,012	(4,346)
Total debt securities available for sale	$345,220	$(4,454)	$247,286	$(2,278)	$592,506	$(6,732)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$110,702	$(1,199)	$110,702	$(1,199)
Obligations of states and political subdivisions	—	—	—	—	—	—
Total debt securities held to maturity	$—	$—	$110,702	$(1,199)	$110,702	$(1,199)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
December 31, 2018
Debt Securities Available for Sale
Obligations of U.S. government agencies	$171,309	$(3,588)	$394,630	$(14,490)	$565,939	$(18,078)
Obligations of states and political subdivisions	63,738	(1,541)	20,719	(1,571)	84,457	(3,112)
Asset backed securities	101,386	(1,019)	—	—	101,386	(1,019)
Total debt securities available for sale	$336,433	$(6,148)	$415,349	$(16,061)	$751,782	$(22,209)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$223,810	$(2,619)	$158,648	$(5,126)	$382,458	$(7,745)
Obligations of states and political subdivisions	5,786	(114)	4,042	(116)	9,828	(230)
Total debt securities held to maturity	$229,596	$(2,733)	$162,690	$(5,242)	$392,286	$(7,975)
Obligations of U.S. government agencies: Unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At June 30, 2019, 46 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of (1.0%) from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At June 30, 2019, 13 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of (2.0%) from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through June 30, 2019 has not experienced any deterioration in credit rating. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At June 30, 2019, 28 asset backed securities had unrealized losses with aggregate depreciation of (1.3%) from the Company’s amortized cost basis.
Marketable equity securities: All unrealized losses recognized during the reporting period were for equity securities still held at June 30, 2019.
Note 4 – Loans
A summary of loan balances follows (in thousands):

	June 30, 2019
	Originated	PNCI	PCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$348,737	$155,872	$1,440		$506,049
Commercial	2,005,985	660,737	5,959		2,672,681

Total mortgage loan on real estate	2,354,722	816,609	7,399		3,178,730
Consumer:
Home equity lines of credit	294,541	35,231	1,128		330,900
Home equity loans	29,041	2,875	429		32,345
Other	53,340	17,802	1		71,143

Total consumer loans	376,922	55,908	1,558		434,388
Commercial	248,523	24,984	2,538		276,045
Construction:
Residential	148,432	9,083	—		157,515
Commercial	56,289	720	—		57,009

Total construction	204,721	9,803	—		214,524

Total loans, net of deferred loan fees and discounts	$3,184,888	$907,304	$11,495		$4,103,687

Total principal balance of loans owed, net of charge-offs	$3,193,938	$940,627	$17,975		$4,152,540
Unamortized net deferred loan fees	(9,050)	—	—		(9,050)
Discounts to principal balance of loans owed, net of charge-offs	—	(33,323)	(6,480)		(39,803)

Total loans, net of unamortized deferred loan fees and discounts	$3,184,888	$907,304	$11,495		$4,103,687

Allowance for loan losses	$(32,273)	$(585)	$(10)	$	(32,868)

	December 31, 2018
	Originated	PNCI	PCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$343,796	$169,792	$1,674	$515,262
Commercial	1,910,981	708,401	8,456	2,627,838

Total mortgage loan on real estate	2,254,777	878,193	10,130	3,143,100
Consumer:
Home equity lines of credit	284,453	40,957	1,167	326,577
Home equity loans	32,660	3,585	439	36,684
Other	34,020	21,659	42	55,721

Total consumer loans	351,133	66,201	1,648	418,982
Commercial	228,635	45,468	2,445	276,548
Construction:
Residential	90,703	30,593	—	121,296
Commercial	56,208	5,880	—	62,088

Total construction	146,911	36,473	—	183,384

Total loans, net of deferred loan fees and discounts	$2,981,456	$1,026,335	$14,223	$4,022,014

Total principal balance of loans owed, net of charge-offs	$2,991,324	$1,062,655	$21,265	$4,075,244
Unamortized net deferred loan fees	(9,868)	—	—	(9,868)
Discounts to principal balance of loans owed, net of charge-offs	—	(36,320)	(7,042)	(43,362)

Total loans, net of unamortized deferred loan fees and discounts	$2,981,456	$1,026,335	$14,223	$4,022,014

Allowance for loan losses	$(31,793)	$(667)	$(122)	$(32,582)

The following is a summary of the change in accretable yield for PCI during the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Change in accretable yield:
Balance at beginning of period	$5,747	$6,022	$6,059	$6,137
Accretion to interest income	(109)	(261)	(410)	(516)
Reclassification (to) from nonaccretable difference	(320)	110	(331)	250

Balance at end of period	$5,318	$5,871	$5,318	$5,871

Note 5 – Allowance for Loan Losses
The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three Months Ended June 30, 2019
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,500	$(2)	$3	$75	$2,576
Commercial	12,330	—	10	(241)	12,099

Total mortgage loans on real estate	14,830	(2)	13	(166)	14,675
Consumer:
Home equity lines of credit	6,015	—	183	(339)	5,859
Home equity loans	1,286	—	171	(215)	1,242
Other	1,040	(153)	108	456	1,451

Total consumer loans	8,341	(153)	462	(98)	8,552
Commercial	6,078	(138)	85	720	6,745
Construction:
Residential	2,408	—	—	130	2,538
Commercial	407	—	—	(49)	358

Total construction	2,815	—	—	81	2,896

Total	$32,064	$(293)	$560	$537	$32,868

	Allowance for Loan Losses – Six Months Ended June 30, 2019
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,676	$(2)	$5	$(103)	$2,576
Commercial	12,944	—	1,391	(2,236)	12,099

Total mortgage loans on real estate	15,620	(2)	1,396	(2,339)	14,675
Consumer:
Home equity lines of credit	6,042	—	278	(461)	5,859
Home equity loans	1,540	—	258	(556)	1,242
Other	793	(360)	183	835	1,451

Total consumer loans	8,375	(360)	719	(182)	8,552
Commercial	6,090	(657)	253	1,059	6,745
Construction:
Residential	1,834	—	—	704	2,538
Commercial	663	—	—	(305)	358

Total construction	2,497	—	—	399	2,896

Total	$32,582	$(1,019)	$2,368	$(1,063)	$32,868

	Allowance for Loan Losses – As of June 30, 2019
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$2,522	$54	$—	$2,576
Commercial	12,015	84	—	12,099

Total mortgage loans on real estate	14,537	138	—	14,675
Consumer:
Home equity lines of credit	5,764	85	10	5,859
Home equity loans	1,181	61	—	1,242
Other	1,433	18	—	1,451

Total consumer loans	8,378	164	10	8,552
Commercial	4,605	2,140	—	6,745
Construction:
Residential	2,538	—	—	2,538
Commercial	358	—	—	358

Total construction	2,896	—	—	2,896

Total	$30,416	$2,442	$10	$32,868

	Loans, Net of Unearned fees – As of June 30, 2019
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans, net of unearned fees
Mortgage loans on real estate:
Residential 1-4 family	$500,304	$4,305	$1,440	$506,049
Commercial	2,655,692	11,030	5,959	2,672,681

Total mortgage loans on real estate	3,155,996	15,335	7,399	3,178,730
Consumer:
Home equity lines of credit	327,726	2,046	1,128	330,900
Home equity loans	29,860	2,056	429	32,345
Other	70,986	156	1	71,143

Total consumer loans	428,572	4,258	1,558	434,388
Commercial	268,405	5,102	2,538	276,045
Construction:
Residential	157,515	—	—	157,515
Commercial	57,009	—	—	57,009

Total construction	214,524	—	—	214,524

Total	$4,067,497	$24,695	$11,495	$4,103,687

	Allowance for Loan Losses – Year Ended December 31, 2018
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,317	$(77)	$—	$436	$2,676
Commercial	11,441	(15)	68	1,450	12,944

Total mortgage loans on real estate	13,758	(92)	68	1,886	15,620
Consumer:
Home equity lines of credit	5,800	(277)	846	(327)	6,042
Home equity loans	1,841	(24)	297	(574)	1,540
Other	586	(783)	288	702	793

Total consumer loans	8,227	(1,084)	1,431	(199)	8,375
Commercial	6,512	(1,188)	541	225	6,090
Construction:
Residential	1,184	—	—	650	1,834
Commercial	642	—	—	21	663

Total construction	1,826	—	—	671	2,497

Total	$30,323	$(2,364)	$2,040	$2,583	$32,582

	Allowance for Loan Losses – As of December 31, 2018
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$2,620	$56	$—	$2,676
Commercial	12,737	91	116	12,944

Total mortgage loans on real estate	15,357	147	116	15,620
Consumer:
Home equity lines of credit	5,838	198	6	6,042
Home equity loans	1,486	54	—	1,540
Other	779	14	—	793

Total consumer loans	8,103	266	6	8,375
Commercial	4,309	1,781	—	6,090
Construction:
Residential	1,834	—	—	1,834
Commercial	663	—	—	663

Total construction	2,497	—	—	2,497

Total	$30,266	$2,194	$122	$32,582

	Loans, Net of Unearned fees – As of December 31, 2018
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans, net of unearned fees
Mortgage loans on real estate:
Residential 1-4 family	$509,267	$4,321	$1,674	$515,262
Commercial	2,606,819	12,563	8,456	2,627,838

Total mortgage loans on real estate	3,116,086	16,884	10,130	3,143,100
Consumer:
Home equity lines of credit	322,764	2,646	1,167	326,577
Home equity loans	33,142	3,103	439	36,684
Other	55,483	196	42	55,721

Total consumer loans	411,389	5,945	1,648	418,982
Commercial	268,885	5,218	2,445	276,548
Construction:
Residential	121,296	—	—	121,296
Commercial	62,088	—	—	62,088

Total construction	183,384	—	—	183,384

Total	$3,979,744	$28,047	$14,223	$4,022,014

	Allowance for Loan Losses – Three Months Ended June 30, 2018
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,170	$(51)	$—	$(128)	$1,991
Commercial	11,495	(15)	21	106	11,607

Total mortgage loans on real estate	13,665	(66)	21	(22)	13,598
Consumer:
Home equity lines of credit	5,412	(24)	317	(657)	5,048
Home equity loans	1,736	—	23	(227)	1,532
Other	570	(174)	66	95	557

Total consumer loans	7,718	(198)	406	(789)	7,137
Commercial	6,392	(54)	80	(40)	6,378
Construction:
Residential	1,351	—	—	83	1,434
Commercial	847	—	—	130	977

Total construction	2,198	—	—	213	2,411

Total	$29,973	$(318)	$507	$(638)	$29,524

	Allowance for Loan Losses – Six Months Ended June 30, 2018
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,317	$(52)	$—	$(274)	$1,991
Commercial	11,441	(15)	36	145	11,607

Total mortgage loans on real estate	13,758	(67)	36	(129)	13,598
Consumer:
Home equity lines of credit	5,800	(104)	526	(1,174)	5,048
Home equity loans	1,841	—	37	(346)	1,532
Other	586	(368)	144	195	557

Total consumer loans	8,227	(472)	707	(1,325)	7,137
Commercial	6,512	(259)	130	(5)	6,378
Construction:
Residential	1,184	—	—	250	1,434
Commercial	642	—	—	335	977

Total construction	1,826	—	—	585	2,411

Total	$30,323	$(798)	$873	$(874)	$29,524

	Allowance for Loan Losses – As of June 30, 2018
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$1,794	$147	$50	$1,991
Commercial	11,466	82	59	11,607

Total mortgage loans on real estate	13,260	229	109	13,598
Consumer:
Home equity lines of credit	4,754	287	7	5,048
Home equity loans	1,340	192	—	1,532
Other	503	54	—	557

Total consumer loans	6,597	533	7	7,137
Commercial	4,228	2,127	23	6,378
Construction:
Residential	1,434	—	—	1,434
Commercial	977	—	—	977

Total construction	2,411	—	—	2,411

Total	$26,496	$2,889	$139	$29,524

	Loans, Net of Unearned fees – As of June 30, 2018
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans, net of unearned fees
Mortgage loans on real estate:
Residential 1-4 family	$376,628	$6,344	$1,720	$384,692
Commercial	1,997,591	11,162	7,595	2,016,348

Total mortgage loans on real estate	2,374,219	17,506	9,315	2,401,040
Consumer:
Home equity lines of credit	282,611	2,250	1,575	286,436
Home equity loans	38,074	2,457	455	40,986
Other	23,213	247	43	23,503

Total consumer loans	343,898	4,954	2,073	350,925
Commercial	230,395	4,751	2,473	237,619
Construction:
Residential	73,578	—	—	73,578
Commercial	83,151	—	—	83,151

Total construction	156,729	—	—	156,729

Total	$3,105,241	$27,211	$13,861	$3,146,313

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

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators Originated Loans – As of June 30, 2019
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total Originated Loans
Mortgage loans on real estate:
Residential 1-4 family	$342,847	$1,048	$4,842	$—	$348,737
Commercial	1,964,292	32,562	9,131	—	2,005,985

Total mortgage loans on real estate	2,307,139	33,610	13,973	—	2,354,722
Consumer:
Home equity lines of credit	290,524	1,673	2,344	—	294,541
Home equity loans	26,265	564	2,212	—	29,041
Other	53,044	189	107	—	53,340

Total consumer loans	369,833	2,426	4,663	—	376,922
Commercial	237,025	5,194	5,993	311	248,523
Construction:
Residential	148,178	—	254	—	148,432
Commercial	55,958	331	—	—	56,289

Total construction	204,136	331	254	—	204,721

Total loans	$3,118,133	$41,561	$24,883	$311	$3,184,888

	Credit Quality Indicators PNCI Loans – As of June 30, 2019
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total PNCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$154,238	$864	$770	$—	$155,872
Commercial	650,821	3,141	6,775	—	660,737

Total mortgage loans on real estate	805,059	4,005	7,545	—	816,609
Consumer:
Home equity lines of credit	33,345	795	1,091	—	35,231
Home equity loans	2,727	69	79	—	2,875
Other	17,545	254	3	—	17,802

Total consumer loans	53,617	1,118	1,173	—	55,908
Commercial	24,650	1	333	—	24,984
Construction:
Residential	9,083	—	—	—	9,083
Commercial	475	—	245	—	720

Total construction	9,558	—	245	—	9,803

Total loans	$892,884	$5,124	$9,296	$—	$907,304

	Credit Quality Indicators Originated Loans – As of December 31, 2018
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total Originated Loans
Mortgage loans on real estate:
Residential 1-4 family	$337,189	$1,724	$4,883	$—	$343,796
Commercial	1,861,627	33,483	15,871	—	1,910,981

Total mortgage loans on real estate	2,198,816	35,207	20,754	—	2,254,777
Consumer:
Home equity lines of credit	279,491	2,309	2,653	—	284,453
Home equity loans	29,289	1,054	2,317	—	32,660
Other	33,606	341	73	—	34,020

Total consumer loans	342,386	3,704	5,043	—	351,133
Commercial	217,126	6,127	5,382	—	228,635
Construction:
Residential	90,412	32	259	—	90,703
Commercial	55,863	345	—	—	56,208

Total construction	146,275	377	259	—	146,911

Total loans	$2,904,603	$45,415	$31,438	$—	$2,981,456

	Credit Quality Indicators PNCI Loans – As of December 31, 2018
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total PNCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$167,908	$1,086	$798	$—	$169,792
Commercial	701,868	3,085	3,448	—	708,401

Total mortgage loans on real estate	869,776	4,171	4,246	—	878,193
Consumer:
Home equity lines of credit	38,780	1,124	1,053	—	40,957
Home equity loans	3,413	74	98	—	3,585
Other	21,481	173	5	—	21,659

Total consumer loans	63,674	1,371	1,156	—	66,201
Commercial	45,027	321	120	—	45,468
Construction:
Residential	30,593	—	—	—	30,593
Commercial	5,880	—	—	—	5,880

Total construction	36,473	—	—	—	36,473

Total	$1,014,950	$5,863	$5,522	$—	$1,026,335

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

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Originated Past Due Loans - As of June 30, 2019
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$635	$1,132	$758	$2,525	$346,212	$348,737	$—
Commercial	1,022	174	901	2,097	2,003,888	2,005,985	—

Total mortgage loans on real estate	1,657	1,306	1,659	4,622	2,350,100	2,354,722	—
Consumer:
Home equity lines of credit	1,197	557	157	1,911	292,630	294,541	—
Home equity loans	565	89	217	871	28,170	29,041
Other	44	13	7	64	53,276	53,340	12

Total consumer loans	1,806	659	381	2,846	374,076	376,922	12
Commercial	1,154	1,560	333	3,047	245,476	248,523	10
Construction:
Residential	151	—	—	151	148,281	148,432	—
Commercial	—	—	—	—	56,289	56,289	—

Total construction	151	—	—	151	204,570	204,721	—

Total originated loans	$4,768	$3,525	$2,373	$10,666	$3,174,222	$3,184,888	$22

The following table shows the ending balance of current and past due PNCI loans by loan category as of the date indicated:

	Analysis of PNCI Past Due Loans - As of June 30, 2019
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$—	$682	$—	$682	$155,190	$155,872	$—
Commercial	—	195	950	1,145	659,592	660,737	—

Total mortgage loans on real estate	—	877	950	1,827	814,782	816,609	—
Consumer:
Home equity lines of credit	101	73	24	198	35,033	35,231	—
Home equity loans	62	—	—	62	2,813	2,875	—
Other	119	—	—	119	17,683	17,802	—

Total consumer loans	282	73	24	379	55,529	55,908	—
Commercial	820	150	113	1,083	23,901	24,984	—
Construction:
Residential	—	—	—	—	9,083	9,083	—
Commercial	245	—	—	245	475	720	—

Total construction	245	—	—	245	9,558	9,803	—

Total PNCI loans	$1,347	$1,100	$1,087	$3,534	$903,770	$907,304	$—

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Originated Past Due Loans - As of December 31, 2018
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,675	$132	$478	$2,285	$341,511	$343,796	$—
Commercial	431	1,200	296	1,927	1,909,054	1,910,981	—

Total mortgage loans on real estate	2,106	1,332	774	4,212	2,250,565	2,254,777	—
Consumer:
Home equity lines of credit	908	47	609	1,564	282,889	284,453	—
Home equity loans	1,043	24	214	1,281	31,379	32,660	—
Other	298	17	—	315	33,705	34,020	—

Total consumer loans	2,249	88	823	3,160	347,973	351,133	—
Commercial	1,053	579	1,247	2,879	225,756	228,635	—
Construction:
Residential	209	—	—	209	90,494	90,703	—
Commercial	—	—	—	—	56,208	56,208	—

Total construction	209	—	—	209	146,702	146,911	—

Total loans	$5,617	$1,999	$2,844	$10,460	$2,970,996	$2,981,456	$—

The following table shows the ending balance of current and past due PNCI loans by loan category as of the date indicated:

	Analysis of PNCI Past Due Loans - As of December 31, 2018
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,009	$133	$156	$1,298	$168,494	$169,792	$—
Commercial	1,646	1,136	1,082	3,864	704,537	708,401	—

Total mortgage loans on real estate	2,655	1,269	1,238	5,162	873,031	878,193	—
Consumer:
Home equity lines of credit	304	35	237	576	40,381	40,957	—
Home equity loans	74	—	—	74	3,511	3,585	—
Other	160	—	—	160	21,499	21,659	—

Total consumer loans	538	35	237	810	65,391	66,201	—
Commercial	678	145	113	936	44,532	45,468	—
Construction:
Residential	—	—	—	—	30,593	30,593	—
Commercial	—	—	—	—	5,880	5,880	—

Total construction	—	—	—	—	36,473	36,473	—

Total loans	$3,871	$1,449	$1,588	$6,908	$1,019,427	$1,026,335	$—

Interest income on originated nonaccrual loans that would have been recognized during the three months ended June 30, 2019 and 2018, if all such loans had been current in accordance with their original terms, totaled $289,000 and $341,000, respectively. Interest income actually recognized on these originated loans during the three months ended June 30, 2019 and 2018 was $53,000 and $53,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended June 30, 2019 and 2018, if all such loans had been current in accordance with their original terms, totaled $160,000 and $26,000, respectively. Interest income actually recognized on these PNCI loans during the three months ended June 30, 2019 and 2018 was $111,000 and $12,000.
Interest income on originated nonaccrual loans that would have been recognized during the six months ended June 30, 2019 and 2018, if all such loans had been current in accordance with their original terms, totaled $568,000 and $626,000, respectively. Interest income actually recognized on these originated loans during the six months ended June 30, 2019 and 2018 was $86,000 and $75,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the six months ended June 30, 2019 and 2018, if all such loans had been current in accordance with their original terms, totaled $281,000 and $54,000, respectively. Interest income actually recognized on these PNCI loans during the six months ended June 30, 2019 and 2018 was $171,000 and $11,000.
The following table shows the ending balance of nonaccrual originated and PNCI loans by loan category as of the date indicated:

	Non Accrual Loans
	As of June 30, 2019			As of December 31, 2018
(in thousands)	Originated	PNCI	Total	Originated	PNCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$3,357	$300	$3,657	$3,244	$334	$3,578
Commercial	4,354	3,461	7,815	9,263	1,468	10,731

Total mortgage loans on real estate	7,711	3,761	11,472	12,507	1,802	14,309
Consumer:
Home equity lines of credit	880	516	1,396	1,429	885	2,314
Home equity loans	1,610	34	1,644	1,722	47	1,769
Other	58	3	61	3	4	7

Total consumer loans	2,548	553	3,101	3,154	936	4,090
Commercial	3,873	183	4,056	3,755	120	3,875
Construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

Total construction	—	—	—	—	—	—

Total non accrual loans	$14,132	$4,497	$18,629	$19,416	$2,858	$22,274

Impaired originated loans are those where management has concluded that it is probable that the borrower will be unable to pay all amounts due in accordance with the original contractual terms of the loan agreement. The following tables show the recorded investment (financial statement balance), unpaid principal balance, average recorded investment, and interest income recognized for impaired Originated and PNCI loans, segregated by those with no related allowance recorded and those with an allowance recorded for the periods indicated. The average recorded investment in impaired loans and interest income recognized on impaired loans during the three months ended June 30, 2019 and 2018 was not considered significant for financial reporting purposes.

	Impaired Originated Loans – As of, or for the Six Months Ended, June 30, 2019
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,739	$3,705	$300	$4,005	$54	$4,291	$18
Commercial	7,906	5,103	2,465	7,568	808	10,004	40

Total mortgage loans on real estate	12,645	8,808	2,765	11,573	862	14,295	58
Consumer:
Home equity lines of credit	1,333	1,271	—	1,271	—	1,510	8
Home equity loans	2,373	1,571	268	1,839	61	2,003	4
Other	76	3	54	57	13	48	1

Total consumer loans	3,782	2,845	322	3,167	74	3,561	13
Commercial	5,150	1,884	3,035	4,919	1,301	5,065	15
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	$21,577	$13,537	$6,122	$19,659	$2,237	$22,921	$86

	Impaired PNCI Loans – As of, or for the Six Months Ended, June 30, 2019
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$339	$300	$—	$300	$—	$317	$—
Commercial	5,079	3,462	—	3,462	—	2,465	171

Total mortgage loans on real estate	5,418	3,762	—	3,762	—	2,782	171
Consumer:
Home equity lines of credit	612	534	241	775	85	889	—
Home equity loans	167	148	69	217	44	229	—
Other	62	62	37	99	6	105	—

Total consumer loans	841	744	347	1,091	135	1,223	—
Commercial	113	113	70	183	70	151
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	$6,372	$4,619	$417	$5,036	$205	$4,156	$171

	Impaired Originated Loans – As of, or for the Twelve Months Ended, December 31, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,594	$3,663	$308	$3,971	$56	$3,517	$90
Commercial	13,081	10,676	1,765	12,441	42	13,115	137

Total mortgage loans on real estate	17,675	14,339	2,073	16,412	98	16,632	227
Consumer:
Home equity lines of credit	1,900	1,749	111	1,860	71	1,885	43
Home equity loans	2,374	1,892	65	1,957	2	1,520	23
Other	3	—	3	3	3	17	2

Total consumer loans	4,277	3,641	179	3,820	76	3,422	68
Commercial	5,433	2,924	2,287	5,211	1,774	4,654	91
Construction:
Residential	—	—	—	—	—	5	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	5	—

Total	$27,385	$20,904	$4,539	$25,443	$1,948	$24,713	$386

	Impaired PNCI Loans – As of, or for the Twelve Months Ended, December 31, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$375	$334	$—	$334	$—	$529	$5
Commercial	3,110	1,468	—	1,468	—	1,713	183

Total mortgage loans on real estate	3,485	1,802	—	1,802	—	2,242	188
Consumer:
Home equity lines of credit	1,027	587	367	954	127	1,120	18
Home equity loans	252	47	197	244	101	155	—
Other	106	21	85	106	11	114	—

Total consumer loans	1,385	655	649	1,304	239	1,389	18
Commercial	120	113	7	120	7	60	1
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	$4,990	$2,570	$656	$3,226	$246	$3,691	$207

	Impaired Originated Loans – As of, or for the Six Months Ended, June 30, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$5,656	$3,947	$1,050	$4,997	$147	$4,600	$28
Commercial	11,280	9,763	1,076	10,839	82	10,975	9

Total mortgage loans on real estate	16,936	13,710	2,126	15,836	229	15,575	37
Consumer:
Home equity lines of credit	1,244	1,108	106	1,214	29	1,315	3
Home equity loans	2,558	1,828	351	2,179	38	1,784	15
Other	3	—	3	3	3	3	—

Total consumer loans	3,805	2,936	460	3,396	70	3,102	18
Commercial	4,952	809	3,942	4,751	2,127	4,686	20
Construction:
Residential	—	—	—	—	—	68	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	68	—

Total	$25,693	$17,455	$6,528	$23,983	$2,426	$23,431	$75

	Impaired PNCI Loans – As of, or for the Six Months Ended, June 30, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,417	$1,348	$—	$1,348	$—	$1,339	$—
Commercial	323	323	—	323	—	161	9

Total mortgage loans on real estate	1,740	1,671	—	1,671	—	1,500	9
Consumer:
Home equity lines of credit	1,098	529	506	1,035	258	1,035	2
Home equity loans	293	36	242	278	154	281	—
Other	244	—	244	244	51	259	—

Total consumer loans	1,635	565	992	1,557	463	1,575	2
Commercial	—	—	—	—	—		—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	$3,375	$2,236	$992	$3,228	$463	$3,075	$11

Originated loans classified as TDRs and impaired were $10,998,000, $10,253,000, and $9,450,000 at June 30, 2019, December 31, 2018, and June 30, 2018, respectively. PNCI loans classified as TDRs and impaired were $811,000, $615,000, and $1,459,000 at June 30, 2019, December 31, 2018 and June 30, 2018, respectively. The Company had no significant obligations to lend additional funds on Originated or PNCI TDRs as of June 30, 2019, December 31, 2018, or June 30, 2018.

The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the Three Months Ended June 30, 2019
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family		$	$	$—	—	$—	$—
Commercial	—	—	—	—	—	—	—

Total mortgage loans on real estate	—	—	—	—	—	—	—
Consumer:
Home equity lines of credit	1	65	68	—	—	—	—
Home equity loans	1	28	27	27	—	—	—
Other	—	—	—	—	—	—	—

Total consumer loans	2	93	95	27	—	—	—
Commercial	4	1,754	1,722	2			—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	6	$1,847	$1,817	$29	—	$—	$—

	TDR Information for the Six Months Ended June 30, 2019
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	1	$163	$162	$—	—	$—	$—
Commercial	—	—	—	—	—	—	—

Total mortgage loans on real estate	1	163	162	—	—	—	—
Consumer:
Home equity lines of credit	1	65	68	—	—	—	—
Home equity loans	2	149	147	29	—	—	—
Other	—	—	—	—	—	—	—

Total consumer loans	3	214	215	29	—	—	—
Commercial	6	1,768	1,737	2	1	7	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	10	$2,145	$2,114	$31	1	$7	$—

	TDR Information for the Three Months Ended June 30, 2018
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	—	$—	$—	$—	—	$—	$—
Commercial	1	34	34	34	—	—	—

Total mortgage loans on real estate	1	34	34	34	—	—	—
Consumer:
Home equity lines of credit				—	—	—	—
Home equity loans				—	—	—	—
Other	—	—	—	—	—	—	—

Total consumer loans	—	—	—	—	—	—	—
Commercial	2	416	421	(2)	4	340	(2)
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	3	$450	$455	$32	4	$340	$(2)

	TDR Information for the Six Months Ended June 30, 2018
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	—	$—	$—	$—	—	$—	$—
Commercial	2	417	417	46	1	169	—

Total mortgage loans on real estate	2	417	417	46	1	169	—
Consumer:
Home equity lines of credit	1	133	138	—	—	—	—
Home equity loans	1	121	121	—	—	—	—
Other	—	—	—	—	—	—	—

Total consumer loans	2	254	259	—	—	—	—
Commercial	2	416	421	(2)	4	340	(2)
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—

Total construction	—	—	—	—	—	—	—

Total	6	$1,087	$1,097	$44	5	$509	$(2)

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
Typically if a
TDR defaults during the period, the loan is then considered collateral dependent and, if it was not already considered collateral dependent, an appropriate provision will be reserved or charge will be taken. The additional provisions required resulting from default of previously modified TDR’s are noted above. Loans that defaulted within the twelve month period subsequent to modification were not considered significant for financial reporting purposes.

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
The following table presents the components of lease expense for the three and six months ended June 30, 2019:

(in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$1,310	$2,621
Short-term lease cost	58	129
Variable lease cost	(17)	(22)
Sublease income	(32)	(66)

Total lease cost	$1,319	$2,662

Prior to the adoption of ASU
2016-02,
rent expense under operating leases was $892,000 and $1,776,000 during the three and six months ended June 30, 2018. Rent expense was offset by rent income of $10,000 and $21,000 during the three and six months ended June 30, 2018.
The following table presents supplemental cash flow information related to leases for the six months ended June 30, 2019:

(in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,229	$2,447
ROUA obtained in exchange for operating lease liabilities	$156	$32,162
The following table presents the weighted average operating lease term and discount rate at June 30, 2019:

Weighted-average remaining lease term	9.5 years
Weighted-average discount rate	3.18%

At June 30, 2019, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2019	$2,352
2020	4,387
2021	4,235
2022	3,896
2023	3,216
Thereafter	16,682

34,768
Discount for present value of expected cash flows	(5,334)

Lease liability at June 30, 2019	$29,434

Note 7 - Deposits
A summary of the balances of deposits follows (in thousands):

	June 30, 2019	December 31, 2018
Noninterest-bearing demand	$1,780,339	$1,760,580
Interest-bearing demand	1,263,635	1,252,366
Savings	1,856,749	1,921,324
Time certificates, $250,000 or more	130,061	132,429
Other time certificates	311,389	299,767

Total deposits	$5,342,173	$5,366,466

Certificate of deposit balances of $50,000,000 and $60,000,000 from the State of California were included in time certificates, over $250,000, at June 30, 2019 and December 31, 2018, respectively. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company. Overdrawn deposit balances of $1,242,000 and $1,469,000 were classified as consumer loans at June 30, 2019 and December 31, 2018, respectively.
Note 8 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	June 30, 2019	December 31, 2018
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$311,850	$306,191
Consumer loans	506,448	496,575
Real estate mortgage loans	173,451	140,292
Real estate construction loans	210,143	248,996
Standby letters of credit	11,338	11,346
Deposit account overdraft privilege	108,941	111,956

Note 9 – Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $10,236,000 and $4,770,000 during the three months ended June 30, 2019 and 2018, respectively and $18,350,000 and $9,142,000 during the six months ended June 30, 2019 and 2018, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight (DBO). Absent approval from the Commissioner of the DBO, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. This stock repurchase plan has no expiration date. As of June 30, 2019, the Company had repurchased 196,566 shares under this plan. During the six month periods ended June 30, 2019 and 2018, there were no shares of common stock repurchased under this plan.
Stock Repurchased Under Equity Compensation Plans
During the three months ended June 30, 2019 and 2018, employees tendered 93,755 and 17,086 shares, respectively, of the Company’s common stock with market value of $3,659,000, and $667,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to equity compensation plan instruments as permitted by the Company’s shareholder-approved equity compensation plans. During the six months ended June 30, 2019 and 2018, employees tendered 119,914 and 17,220 shares, respectively, of the Company’s common stock with market value of $4,695,000, and $671,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to equity compensation plan instruments as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced on August 21, 2007.
Note 10 - Stock Options and Other Equity-Based Incentive Instruments
The Company’s 2009 Equity Incentive Plan (2009 Plan) expired on March 26, 2019. While no new awards can be granted under the 2009 Plan, existing grants continue to be governed by the terms, conditions and procedures set forth in any applicable award agreement. On April 16, 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (2019 Plan) which was ratified by shareholders on May 21, 2019. The 2019 Plan allows for up to 1,500,000 shares to be issued in connection with equity-based incentives. All grants of equity awards made during the six months ended June 30, 2019 were made from the 2019 Plan.
Stock option activity during the six months
ended June 30, 2019 is summarized in the following table:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price
Outstanding at December 31, 2018	343,000	$ 12.63 to $23.21	$16.67
Options granted	—	— to —	—
Options exercised	(157,000)	$12.63 to $19.46	15.92
Options forfeited	—	— to —	—

Outstanding at June 30, 2019	186,000	$14.54 to $23.21	$17.45
The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of June 30, 2019:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	185,250	750	186,000
Weighted average exercise price	$17.43	$23.21	$17.45
Intrinsic value (in thousands)	$3,774	$11	$3,785
Weighted average remaining contractual term (yrs.)	3.1	5.3	3.1
The 750 options that are currently not exercisable as of June 30, 2019 are expected to vest, on a weighted-average basis, over the next three months. The Company did not modify any option grants during 2018 or the six months ended June 30, 2019.

Restricted stock unit (RSU) activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2018	66,947	45,536
RSUs granted	35,272	22,898
RSUs added through dividend and performance credits	519	7,414
RSUs released	(26,211)	(22,237)
RSUs forfeited/expired	—	—

Outstanding at June 30, 2019	76,527	53,611

The 76,527 of service condition vesting RSUs outstanding as of June 30, 2019 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 76,527 of service condition vesting RSUs outstanding as of June 30, 2019 are expected to vest, and be released, on a weighted-average basis, over the next 1.4 years. The Company expects to recognize $2,495,000 of pre-tax
compensation costs related to these service condition vesting RSUs between June 30, 2019 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2018 or during the six months ended June 30, 2019.
The 53,611 of market plus service condition vesting RSUs outstanding as of June 30, 2019 are expected to vest, and be released, on a weighted-average basis, over the next 2.1 years. The Company expects to recognize $1,227,000 of pre-tax
compensation costs related to these RSUs between June 30, 2019 and their vesting dates. As of June 30, 2019, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 80,417 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2018 or during the six months ended June 30, 2019.
Note 11 - Noninterest Income and Expense
The following table summarizes the Company’s noninterest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2019	2018	2019	2018
ATM and interchange fees	$5,404	$4,510	$9,985	$8,745
Service charges on deposit accounts	4,182	3,613	8,062	7,392
Other service fees	619	630	1,390	1,344
Mortgage banking service fees	475	511	958	1,028
Change in value of mortgage servicing rights	(552)	(36)	(1,197)	75

Total service charges and fees	10,128	9,228	19,198	18,584

Increase in cash value of life insurance	746	656	1,521	1,264
Asset management and commission income	739	810	1,381	1,686
Gain on sale of loans	575	666	987	1,292
Lease brokerage income	239	200	459	328
Sale of customer checks	135	138	275	239
Gain on sale of foreclosed assets	197	17	296	388
Gain (loss) on marketable equity securities	42	(23)	78	(70)
Loss on disposal of fixed assets	(42)	(41)	(80)	(54)
Other	819	523	1,327	807

Total other noninterest income	3,450	2,946	6,244	5,880

Total noninterest income	$13,578	$12,174	$25,442	$24,464

The components of noninterest expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Base salaries, net of deferred loan origination costs	$17,211	$14,429	$33,968	$28,391
Incentive compensation	3,706	2,159	6,273	4,611
Benefits and other compensation costs	5,802	4,865	11,606	10,103

Total salaries and benefits expense	26,719	21,453	51,847	43,105

Occupancy	3,738	2,720	7,512	5,401
Data processing and software	3,354	2,679	6,703	5,193
Equipment	1,752	1,637	3,619	3,188
Intangible amortization	1,431	339	2,862	678
Advertising	1,533	1,035	2,864	1,873
ATM and POS network charges	1,270	1,437	2,593	2,663
Professional fees	1,057	774	1,896	1,546
Telecommunications	773	681	1,570	1,382
Regulatory assessments and insurance	490	417	1,001	847
Merger and acquisition expense	—	601	—	1,077
Postage	315	301	625	659
Operational losses	226	252	451	546
Courier service	412	224	682	491
Other miscellaneous expense	3,782	3,320	8,140	7,383

Total other noninterest expense	20,133	16,417	40,518	32,927

Total noninterest expense	$46,852	$37,870	$92,365	$76,032

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

	Three months ended June 30,
(in thousands)	2019	2018
Net income	$23,061	$15,029
Average number of common shares outstanding	30,458	22,983
Effect of dilutive stock options and restricted stock	185	293

Average number of common shares outstanding used to calculate diluted earnings per share	30,643	23,276

Options excluded from diluted earnings per share because the effect of these options was antidilutive	—	—

	Six months ended June 30,
(in thousands)	2019	2018
Net income	$45,787	$28,939
Average number of common shares outstanding	30,441	22,970
Effect of dilutive stock options and restricted stock	209	310

Average number of common shares outstanding used to calculate diluted earnings per share	30,650	23,280

Options excluded from diluted earnings per share because the effect of these options was antidilutive	—	—

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
The components of other comprehensive income (loss) and related tax effects are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Unrealized holding gains (losses) on available for sale securities before reclassifications	$9,553	$(5,676)	$22,263	$(20,941)
Amounts reclassified out of accumulated other comprehensive income:
Adoption ASU 2016-01	—	—	—	62
Adoption ASU 2018-02	—	—	—	(425)

Total amounts reclassified out of accumulated other comprehensive income	—	—	—	(363)

Unrealized holding gains (losses) on available for sale securities after reclassifications	9,553	(5,676)	22,263	(21,304)
Tax effect	(2,824)	1,678	(6,582)	6,280

Unrealized holding gains (losses) on available for sale securities, net of tax	6,729	(3,998)	15,681	(15,024)

Change in unfunded status of the supplemental retirement plans before reclassifications	(89)	—	(177)	668
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(13)	(13)	(27)	(27)
Amortization of actuarial losses	102	127	204	254
Adoption ASU 2018-02	—	—	—	(668)

Total amounts reclassified out of accumulated other comprehensive income	89	114	177	(441)

Change in unfunded status of the supplemental retirement plans after reclassifications	—	114	—	227
Tax effect	—	(34)	—	(67)

Change in unfunded status of the supplemental retirement plans, net of tax	—	80	—	160

Total other comprehensive income (loss)	$6,729	$(3,918)	$15,681	$(14,864)

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	June 30,	December 31,
(in thousands)	2019	2018
Net unrealized loss on available for sale securities	$1,289	$(20,974)
Tax effect	(381)	6,201

Unrealized holding loss on available for sale securities, net of tax	908	(14,773)

Unfunded status of the supplemental retirement plans	(4,802)	(4,802)
Tax effect	1,420	1,420

Unfunded status of the supplemental retirement plans, net of tax	(3,382)	(3,382)

Joint beneficiary agreement liability	276	276
Tax effect	—	—

Joint beneficiary agreement liability, net of tax	276	276

Accumulated other comprehensive loss	$(2,198)	$(17,879)

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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at June 30, 2019	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,952	$2,952	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	630,911	—	630,911	—
Obligations of states and political subdivisions	125,980	—	125,980	—
Corporate bonds	4,521	—	4,521	—
Asset backed securities	372,582	—	372,582	—
Loans held for sale	5,875	—	5,875	—
Mortgage servicing rights	6,229	—	—	6,229

Total assets measured at fair value	$1,149,050	$2,952	$1,139,869	$6,229

Fair value at December 31, 2018	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,874	$2,874	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	629,981	—	629,981	—
Obligations of states and political subdivisions	126,072	—	126,072	—
Corporate bonds	4,478	—	4,478	—
Asset backed securities	354,505	—	354,505	—
Loans held for sale	3,687	—	3,687	—
Mortgage servicing rights	7,098	—	—	7,098

Total assets measured at fair value	$1,128,695	$2,874	$1,118,723	$7,098

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no
transfers between any levels during the six months ended June 30, 2019 or the year ended December 31, 2018.
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

		Transfers	Change
	Beginning	into (out of)	Included		Ending
Three months ended June 30,	Balance	Level 3	in Earnings	Issuances	Balance
2019: Mortgage servicing rights	$6,572	—	$(552)	$209	$6,229
2018: Mortgage servicing rights	$6,953	—	$(36)	$104	$7,021

Six months ended June 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2019: Mortgage servicing rights	$7,098	—	$(1,197)	$328	$6,229
2018: Mortgage servicing rights	$6,687	—	$75	$259	$7,021

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

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2019 and December 31, 2018:

	Fair Value	Valuation	Unobservable	Range, Weighted
As of June 30, 2019:	(in thousands)	Technique	Inputs	Average
Mortgage Servicing Rights	$6,229	Discounted cash flow	Constant prepayment rate	6.9% - 39.0%; 10.5%
			Discount rate	10% - 14%;12%
As of December 31, 2018:
Mortgage Servicing Rights	$7,098	Discounted cash flow	Constant prepayment rate	5.0% - 27.3%; 7.6%
			Discount rate	12% - 13%;12%

The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

					Total Gains
June 30, 2019	Total	Level 1	Level 2	Level 3	(Losses)
Fair value:
Impaired Originated & PNCI loans	$1,164	—	—	$1,164	$(808)
Foreclosed assets	454	—	—	454	(63)

Total assets measured at fair value	$1,618	—	—	$1,618	$(871)

					Total Gains
December 31, 2018	Total	Level 1	Level 2	Level 3	(Losses)
Fair value:
Impaired Originated & PNCI loans	$281	—	—	$281	$(294)
Foreclosed assets	1,311	—	—	1,311	(8)

Total assets measured at fair value	$1,592	—	—	$1,592	$(302)

					Total Gains
June 30, 2018	Total	Level 1	Level 2	Level 3	(Losses)
Fair value:
Impaired Originated & PNCI loans	$1,647	—	—	$1,647	$(505)
Foreclosed assets	584	—	—	584	(90)

Total assets measured at fair value	$2,231	—	—	$2,231	$(595)

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
zero
.
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2019:

June 30, 2019	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$—	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	Not meaningful N/A
Foreclosed assets (Residential real estate)	$—	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2018:

December 31, 2018	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$281	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	(16.3%) - 35.14%; 10.45% N/A
Foreclosed assets (Residential real estate)	$693	Sales comparison approach	Adjustment for differences between comparable sales	(21.83%) - 7.25%; (3.75%)
Foreclosed assets (Commercial real estate)	$618	Sales comparison approach	Adjustment for differences between comparable sales	(65%) - 20%; (45%)

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

	June 30, 2019		December 31, 2018
(in thouands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$106,939	$106,939	$119,781	$119,781
Cash at Federal Reserve and other banks	68,643	68,643	107,752	107,752
Level 2 inputs:
Securities held to maturity	412,524	415,276	444,936	437,370
Restricted equity securities	17,250	N/A	17,250	N/A
Loans held for sale	5,875	5,875	3,687	4,616
Level 3 inputs:
Loans, net	4,070,819	4,057,792	3,989,432	4,006,986
Financial liabilities:
Level 2 inputs:
Deposits	5,342,173	5,341,105	5,366,466	5,362,173
Other borrowings	13,292	13,292	15,839	15,839
Level 3 inputs:
Junior subordinated debt	57,132	56,209	57,042	62,610

(in thouands)	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$1,201,892	$12,019	$1,192,054	$11,921
Standby letters of credit	11,338	113	11,346	113
Overdraft privilege commitments	108,941	1,089	111,956	1,120

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of June 30, 2019 and December 31, 2018 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of June 30, 2019 and December 31, 2018 based on the then phased-in
provisions of the Basel III Capital Rules. As of January 1, 2019, the minimum required capital levels of the Basel III Capital Rules have been fully phased-in.
Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2019:
Total Capital (to Risk Weighted Assets):
Consolidated	$718,901	14.93%	$505,569	10.50%	N/A	N/A
Tri Counties Bank	$714,018	14.83%	$505,385	10.50%	$481,320	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$683,043	14.19%	$409,270	8.50%	N/A	N/A
Tri Counties Bank	$678,160	14.09%	$409,122	8.50%	$385,056	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$627,627	13.03%	$337,046	7.00%	N/A	N/A
Tri Counties Bank	$678,160	14.09%	$336,924	7.00%	$312,858	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$683,043	11.08%	$246,599	4.00%	N/A	N/A
Tri Counties Bank	$678,160	11.00%	$246,594	4.00%	$308,242	5.00%

	Actual		Minimum Capital Required – Basel III Phase-in Schedule		Minimum Capital Required – Basel III Fully Phased In		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2018:
Total Capital (to Risk Weighted Assets):
Consolidated	$682,419	14.40%	$467,874	9.875%	$497,486	10.50%	N/A	N/A
Tri Counties Bank	$680,624	14.37%	$467,704	9.875%	$497,305	10.50%	$473,624	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$647,262	13.66%	$373,115	7.875%	$402,727	8.50%	N/A	N/A
Tri Counties Bank	$645,467	13.63%	$372,979	7.875%	$402,581	8.50%	$378,899	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$591,933	12.49%	$302,045	6.375%	$331,658	7.00%	N/A	N/A
Tri Counties Bank	$645,467	13.63%	$301,935	6.375%	$331,537	7.00%	$307,856	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$647,262	10.68%	$242,452	4.000%	$242,452	4.00%	N/A	N/A
Tri Counties Bank	$645,467	10.65%	$242,447	4.000%	$242,447	4.00%	$303,059	5.00%

As of June 30, 2019 and December 31, 2018, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at June 30, 2019 and December 31, 2018, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At June 30, 2019, the Company and the Bank are in compliance with the capital conservation buffer requirement.

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

Financial Highlights
Performance highlights and other developments for the Company included the following:
•	For the three and six months ended June 30, 2019, the Company’s return on average assets was 1.44% and 1.43%, respectively, and the return on average equity was 10.65% and 10.71%, respectively.

•	As of June 30, 2019, the Company reported total loans, total assets and total deposits of $4.10 billion, $6.40 billion and $5.34 billion, respectively.

•	The loan to deposit ratio was 76.8% as of June 30, 2019 as compared to 74.3% at March 31, 2019 and 77.2% at June 30, 2018.

•	Net interest margin grew 34 basis points to 4.48% on a tax equivalent basis as compared to 4.14% in the quarter ended June 30, 2018 and increased 2 basis points from the trailing quarter.

•	Non-interest bearing deposits as a percentage of total deposits were 33.3% at June 30, 2019, as compared to 32.4% at March 31, 2019 and 33.6% at June 30, 2018.

•	The average rate of interest paid on deposits, including noninterest-bearing deposits, remained low but increased slightly to 0.22% for the second quarter of 2019 as compared with 0.20% for the trailing quarter, and an increase of 10 basis points from the average rate paid during the same quarter of the prior year.

•	Non-performing assets to total assets were 0.35% at June 30, 2019 as compared to 0.34% as of March 31, 2019 and 0.47% at December 31, 2018.

•	The balance of nonperforming loans increased by $1.0 million, however recoveries on previously charged-off
loans were $0.3 million and loans past due thirty days or more decreased by $2.18 million during the quarter.

•	The efficiency ratio remained flat at 60.15% as compared to the trailing quarter, which had an efficiency ratio of 60.10%.

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net interest income	$64,315	$45,869	$128,185	$90,855
(Provision for) benefit from reversal of loan losses	(537)	638	1,063	874
Noninterest income	13,578	12,174	25,442	24,464
Noninterest expense	(46,852)	(37,870)	(92,365)	(76,032)
Provision for income taxes	(7,443)	(5,782)	(16,538)	(11,222)

Net income	$23,061	$15,029	$45,787	$28,939

Per Share Data:
Basic earnings per share	$0.76	$0.65	$1.50	$1.26
Diluted earnings per share	$0.75	$0.65	$1.49	$1.24
Dividends paid	$0.19	$0.17	$0.38	$0.34
Book value at period end			$28.71	$22.27

Average common shares outstanding	30,458	22,983	30,441	22,970
Average diluted common shares outstanding	30,643	23,276	30,650	23,280
Shares outstanding at period end			30,503	23,004

At period end:
Loans, net			4,070,819	3,116,789
Total investment securities			1,566,720	1,251,776
Total assets			6,395,172	4,863,153
Total deposits			5,342,173	4,077,222
Other borrowings			13,292	152,839
Shareholders’ equity			875,886	512,344

Financial Ratios:
During the period (annualized):
Return on average assets	1.44%	1.25%	1.43%	1.21%
Return on average equity	10.65%	11.78%	10.71%	11.39%
Net interest margin 1	4.48%	4.14%	4.47%	4.14%
Efficiency ratio	60.1%	65.2%	60.1%	65.9%
Average equity to average assets	13.6%	10.6%	13.3%	10.6%
At end of period:
Equity to assets			13.70%	10.54%
Total capital to risk-sdjusted assets			14.93%	13.91%

1	Fully taxable equivalent (FTE)

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

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net interest income (FTE)	$64,613	$46,182	$128,804	$91,480
(Provision for) Benefit from reversal of loan losses	(537)	638	1,063	874
Noninterest income	13,578	12,174	25,442	24,464
Noninterest expense	(46,852)	(37,870)	(92,365)	(76,032)
Provision for income taxes (FTE)	(7,741)	(6,095)	(17,157)	(11,847)

Net income	$23,061	$15,029	$45,787	$28,939

The Company reported net income of $23,061,000 and $45,787,000 for the quarter and six months ended June 30, 2019, compared to $15,029,000 and $28,939,000 for the quarter and six months ended June 30, 2018, respectively. Diluted earnings per share were $0.75 and $1.49 for the quarter and six months ended June 30, 2019, compared to $0.65 and $1.24 for the quarter and six months ended June 30, 2018.
Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income	$68,180	$48,478	$135,637	$95,599
Interest expense	(3,865)	(2,609)	(7,452)	(4,744)
FTE adjustment	298	313	619	625

Net interest income (FTE)	$64,613	$46,182	$128,804	$91,480

Net interest margin (FTE)	4.48%	4.14%	4.47%	4.14%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,904	$559	$3,559	$1,191
Effect on average loan yield	0.19%	0.07%	0.18%	0.08%
Effect on net interest margin (FTE)	0.13%	0.05%	0.12%	0.05%

Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or accreted (added to) interest income over the remaining life of the loan. Generally, as time goes on, the effects of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining (unaccreted) discount or (unamortized) premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. During the three and six months ended June 30, 2019, purchased loan discount accretion was $1,904,000 and $3,599,000, respectively. During the three and six months ended June 30, 2018, purchased loan discount accretion was $559,000 and $1,191,000, respectively. The increase in discount accretion is directly attributable to the acquisition of FNB Bancorp in July 2018.

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

	For the three months ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$4,044,044	$55,492	5.49%	$3,104,126	$39,304	5.06%
Investment securities - taxable	1,432,550	10,762	3.00%	1,122,534	7,736	2.76%
Investment securities - nontaxable (1)	140,562	1,358	3.86%	136,126	1,355	3.98%

Total investments	1,573,112	12,120	3.08%	1,258,660	9,091	2.89%
Cash at Federal Reserve and other banks	147,810	866	2.34%	94,874	396	1.67%

Total interest-earning assets	5,764,966	68,478	4.75%	4,457,660	48,791	4.38%
Other assets	620,923			356,863

Total assets	$6,385,889			$4,814,523

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,276,388	$289	0.09%	$995,528	$214	0.09%
Savings deposits	1,888,234	1,306	0.28%	1,393,121	427	0.12%
Time deposits	441,116	1,404	1.27%	313,556	593	0.76%

Total interest-bearing deposits	3,605,738	2,999	0.33%	2,702,205	1,234	0.18%
Other borrowings	17,963	37	0.82%	139,307	586	1.68%
Junior subordinated debt	57,222	829	5.79%	56,928	789	5.54%

Total interest-bearing liabilities	3,680,923	3,865	0.42%	2,898,440	2,609	0.36%
Noninterest-bearing deposits	1,765,141			1,339,905
Other liabilities	73,541			65,745
Shareholders’ equity	866,284			510,433

Total liabilities and shareholders’ equity	$6,385,889			$4,814,523

Net interest spread (2)			4.33%			4.02%
Net interest income and interest margin (3)		$64,613	4.48%		$46,182	4.14%

(1)	Fully taxable equivalent (FTE)

(2)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

In general, the change in average balances of assets and liabilities were significantly impacted by the July 6, 2018 acquisition of FNB Bancorp. For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. Organic growth, inclusive of seasonal fluctuation, also contributed to the year-over-year balance sheet changes. In addition to the balance sheet changes which resulted from the acquisition of FNB Bancorp, total assets grew by $68,819,000 (1.4%) between June 2018 and June 2019. This growth was led by $122,691,000 (3.9%) of organic loan growth which was funded by $273,016,000 (6.7%) in organic deposit growth. The following is a comparison of the year over year change in certain assets and liabilities:

	As of June 30,			Acquired	Organic	Organic
($‘s in thousands)	2019	2018	$ Change	Balances	$ Change	% Change
Ending balances
Total assets	$6,395,172	$4,863,153	$1,532,019	$1,463,200	$68,819	1.4%
Total loans	4,103,687	3,146,313	957,374	834,683	122,691	3.9%
Total investments	1,566,720	1,251,776	314,944	335,667	(20,723)	(1.7%)
Total deposits	$5,342,173	$4,077,222	$1,264,951	$991,935	$273,016	6.7%

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

	For the six months ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$4,033,954	$109,889	5.45%	$3,066,152	$77,353	5.05%
Investment securities - taxable	1,428,951	21,677	3.03%	1,123,964	15,394	2.74%
Investment securities - nontaxable (1)	141,397	2,753	3.89%	136,143	2,708	3.98%

Total investments	1,570,348	24,430	3.11%	1,260,107	18,102	2.87%
Cash at Federal Reserve and other banks	158,164	1,937	2.45%	92,869	769	1.66%

Total interest-earning assets	5,762,466	136,256	4.73%	4,419,128	96,224	4.35%
Other assets	643,592			358,747

Total assets	$6,406,058			$4,777,875

Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,274,882	$576	0.09%	$994,867	$425	0.09%
Savings deposits	1,907,677	2,439	0.26%	1,382,249	838	0.12%
Time deposits	441,447	2,703	1.22%	310,035	1,067	0.69%

Total interest-bearing deposits	3,624,006	5,718	0.32%	2,687,151	2,330	0.17%
Other borrowings	16,736	50	0.60%	123,544	928	1.50%
Junior subordinated debt	57,086	1,684	5.90%	56,905	1,486	5.22%

Total interest-bearing liabilities	3,697,828	7,452	0.40%	2,867,600	4,744	0.33%
Noninterest-bearing deposits	1,754,973			1,336,070
Other liabilities	98,570			65,982
Shareholders’ equity	854,687			508,223

Total liabilities and shareholders’ equity	$6,406,058			$4,777,875

Net interest spread (2)			4.33%			4.02%
Net interest income and interest margin (3)		$128,804	4.47%		$91,480	4.14%

(1)	Fully taxable equivalent (FTE)

(2)	Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets.

As noted above, the change in average balances of assets and liabilities were significantly impacted by the July 6, 2018 acquisition of FNB Bancorp. Total average interest-earning assets increased as a percent of total average interest-bearing liabilities during these comparable six-month
periods from 154% to 156%, which contributed to the growth in net interest income and net interest margin of $37,324,000 and 33 basis points, respectively.
Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid
The following table sets forth, for the period identified, a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components (in thousands).

	Three months ended June 30, 2019 compared with three months ended June 30, 2018
	Volume	Rate	Total
Increase in interest income:
Loans	$12,681	$3,507	$16,188
Investment securities (1)	2,391	638	3,029
Cash at Federal Reserve and other banks	273	197	470

Total interest-earning assets	15,345	4,342	19,687

Increase (decrease) in interest expense:
Interest-bearing demand deposits	63	12	75
Savings deposits	194	685	879
Time deposits	303	508	811
Other borrowings	(346)	(203)	(549)
Junior subordinated debt	4	36	40

Total interest-bearing liabilities	218	1,038	1,256

Increase in net interest income	$15,127	$3,304	$18,431

(1)	Fully taxable equivalent (FTE)

	Six months ended June 30, 2019 compared with six months ended June 30, 2018
	Volume	Rate	Total
Increase in interest income:
Loans	$25,971	$6,565	$32,536
Investment securities (1)	4,733	1,595	6,328
Cash at Federal Reserve and other banks	695	473	1,168

Total interest-earning assets	31,399	8,633	40,032

Increase (decrease) in interest expense:
Interest-bearing demand deposits	126	25	151
Savings deposits	408	1,193	1,601
Time deposits	576	1,060	1,636
Other borrowings	(518)	(360)	(878)
Junior subordinated debt	4	194	198

Total interest-bearing liabilities	596	2,112	2,708

Increase in net interest income	$30,803	$6,521	$37,324

(1)	Fully taxable equivalent (FTE)

The following commentary regarding net interest income, interest income and interest expense may be best understood while referencing the
Summary of Average Balances, Yields/Rates and Interest Differential
and the
Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid
shown above.
Net interest income (FTE) during the three months ended June 30, 2019 increased $18,431,000 or 39.9% to $64,613,000 compared to $46,182,000 during the three months ended June 30, 2018. The increase in net interest income (FTE) was due primarily to an increase in the average balance of loans, which contributed an additional $12,681,000 in interest income. As discussed above, increases in average balances were primarily the result of the FNB Bancorp acquisition. Increases in market rates and purchase discount accretion added $3,304,000 to net interest income, due to increases in rates earned on interest-earnings assets outpacing increases paid in interest-bearing liabilities.

The index utilized in a significant portion of the Company’s variable rate loans, Wall Street Journal Prime, has increased by 0.50% to 5.50% at June 30, 2019 as compared to 5.00% at June 30, 2018. As compared to the same quarter in the prior year, average loan yields increased 43 basis points from 5.06% during the three months ended June 30, 2018 to 5.49% during the three months ended June 30, 2019. Of the 43 basis point increase in yields on loans, 31 basis points was attributable to increases in market rates while 12 basis points was from increased accretion of purchased loans.
As of June 30, 2019, the Bank’s $4,152,540,000 principal balance of loans, net of charge-offs, and not including deferred loan fees and purchase discounts, was made up of loans with principal balances totaling $1,352,921,000 that have fixed interest rates, and $2,799,619,000 of loans with interest rates that are variable.
The organic growth in deposits was driven primarily by normal and expected seasonal trends as well as the impact of deposit customer’s receipt of insurance proceeds from the property and casualty losses incurred in connection with the wildfires in Northern California. This growth in deposits allowed for the repayment of overnight borrowings resulting in a reduction in interest expense of $549,000 which was partially offset by the changes in volumes and rates associated with deposit products. During the twelve months ended June 30, 2019, the Federal Funds Target Rate was increased two times in 25 basis point increments from 2.00% to 2.50%. The Company’s cost of interest-bearing deposits increased from 33 basis points during the six months ended June 30, 2018 to 40 basis points during the six months ended June 30, 2019.
Net interest income (FTE) during the six months ended June 30, 2019 increased $37,324,000 or 40.8% to $128,804,000 compared to $91,480,000 during the six months ended June 30, 2018. The increase in net interest income (FTE) was due primarily to an increase in the average balance of loans, which was partially offset by an increase in the average balance of interest-bearing liabilities and a 7 basis point increase in the average rate paid on interest-bearing liabilities.
During the six months ended June 30, 2019, the average balance of loans increased by $967,802,000 or 31.6% to $4,033,954,000. The increase in net interest income was further benefited by an increase in the year-to-date
purchased loan discount accretion from $1,191,000 during the six months ended June 30, 2018 to $3,559,000 during the six months ended June 30, 2019. This increase in purchased loan discount accretion benefited loan yields by 8 basis points, and net interest margin by 5 basis points. The 7 basis point increase in the average rate paid on interest-bearing liabilities was primarily due to increases in market rates that increased the rates the Company pays on its time deposits. However, the growth in total average deposits during the comparable six-month
periods allowed for the repayment of overnight borrowings which, combined with changes in related rates, contributed to a decrease in interest expense of $878,000.
Asset Quality and Loan Loss Provisioning
The Company continued to experience improvement in the overall credit quality of its loan portfolio. At June 30, 2019, total nonperforming loans decreased to $21,690,000 or 0.53% of total loans from $27,494,000 or 0.68% of total loans as of December 31, 2018.
The Company recorded provision for loan losses of $537,000 during the three months ended June 30, 2019 as compared to a benefit from the reversal of provision of $638,000 in the same quarter of the prior year. The provision was necessitated in part by loan growth of $69,356,000 during the quarter and partially offset by $267,000 in net recoveries on previously charged-off
loans during the second quarter of 2019 as compared to net recoveries of $189,000 in the second quarter of 2018. Additionally, while the Company remains cautious about the risks associated with trends in California real estate prices, the duration of economic trends and concentrations of credit, the qualitative factors associated with these measures reduced the level of calculated required reserves by approximately $632,000 during the quarter ended June 30, 2019, therefore, changes in those risks could result in additional levels of provisioning being required in the future.

Noninterest Income
The following table summarizes the Company’s noninterest income for the periods indicated (in thousands):

	Three months ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
ATM and interchange fees	$5,404	$4,510	$894	19.8%
Service charges on deposit accounts	4,182	3,613	569	15.7%
Other service fees	619	630	(11)	(1.7%)
Mortgage banking service fees	475	511	(36)	(7.0%)
Change in value of mortgage servicing rights	(552)	(36)	(516)	1433.3%

Total service charges and fees	10,128	9,228	900	9.8%

Increase in cash value of life insurance	746	656	90	13.7%
Asset management and commission income	739	810	(71)	(8.8%)
Gain on sale of loans	575	666	(91)	(13.7%)
Lease brokerage income	239	200	39	19.5%
Sale of customer checks	135	138	(3)	(2.2%)
Gain on sale of foreclosed assets	197	17	180	1058.8%
Gain (loss) on marketable equity securities	42	(23)	65	(282.6%)
Loss on disposal of fixed assets	(42)	(41)	(1)	2.4%
Other	819	523	296	56.6%

Total other noninterest income	3,450	2,946	504	17.1%

Total noninterest income	$13,578	$12,174	$1,404	11.5%

	Six months ended June 30,
(dollars in thousands)	2019	2018	$ Change	% Change
ATM and interchange fees	$9,985	$8,745	$1,240	14.2%
Service charges on deposit accounts	8,062	7,392	670	9.1%
Other service fees	1,390	1,344	46	3.4%
Mortgage banking service fees	958	1,028	(70)	(6.8%)
Change in value of mortgage servicing rights	(1,197)	75	(1,272)	(1696.0%)

Total service charges and fees	19,198	18,584	614	3.3%

Increase in cash value of life insurance	1,521	1,264	257	20.3%
Asset management and commission income	1,381	1,686	(305)	(18.1%)
Gain on sale of loans	987	1,292	(305)	(23.6%)
Lease brokerage income	459	328	131	39.9%
Sale of customer checks	275	239	36	15.1%
Gain on sale of foreclosed assets	199	388	(189)	(48.7%)
Gain (loss) on marketable equity securities	78	(70)	148	(211.4%)
Loss on disposal of fixed assets	(80)	(54)	(26)	48.1%
Other	1,424	807	617	76.5%

Total other noninterest income	6,244	5,880	364	6.2%

Total noninterest income	$25,442	$24,464	$978	4.0%

Noninterest income increased $1,404,000 (11.5%) and $978,000 (4.0%) during the three and six month periods ended June 30, 2019 as compared to the three and six month periods ended June 30, 2018, respectively. The increase was primarily driven by growth in usage and, due largely in part to the acquisition of FNB Bancorp, an increase in customers and accounts that generate fee revenues. In addition, during the three and six month periods ended June 30, 2019 the company recorded other noninterest income associated with death benefit insurance proceeds of $696,000 and $728,000, respectively. These increases were offset by valuation changes in the Company’s mortgage servicing right asset of $516,000 and $1,272,000, respectively and declines in gains on sale of loans caused by less volume of mortgage loans sold of $91,000 and $305,000, respectively for the three and six month periods ended June 30, 2019 as compared to the three and six month periods ended June 30, 2018. Additional partial offsets to the overall increase were due to declines in asset management and commission income of $71,000 and $305,000, respectively during the three and six month periods ended June 30, 2019 as compared to the three and six month periods ended June 30, 2018.

Noninterest Expense
The following table summarizes the Company’s noninterest expense for the periods indicated (dollars in thousands):

	Three months ended June 30,
	2019	2018	$ Change	% Change
Base salaries, net of deferred loan origination costs	$17,211	$14,429	$2,782	19.3%
Incentive compensation	3,706	2,159	1,547	71.7%
Benefits and other compensation costs	5,802	4,865	937	19.3%

Total salaries and benefits expense	26,719	21,453	5,266	24.5%

Occupancy	3,738	2,720	1,018	37.4%
Data processing and software	3,354	2,679	675	25.2%
Equipment	1,752	1,637	115	7.0%
Intangible amortization	1,431	339	1,092	322.1%
Advertising	1,533	1,035	498	48.1%
ATM and POS network charges	1,270	1,437	(167)	(11.6%)
Professional fees	1,057	774	283	36.6%
Telecommunications	773	681	92	13.5%
Regulatory assessments and insurance	490	417	73	17.5%
Merger and acquisition expense	—	601	(601)	(100.0%)
Postage	315	301	14	4.7%
Operational losses	226	252	(26)	(10.3%)
Courier service	412	224	188	83.9%
Other miscellaneous expense	3,782	3,320	462	13.9%

Total other noninterest expense	20,133	16,417	3,716	22.6%

Total noninterest expense	$46,852	$37,870	$8,982	23.7%

Average full time equivalent staff	1,138	1,001	137	13.7%

	Six months ended June 30,
	2019	2018	$ Change	% Change
Base salaries, net of deferred loan origination costs	$33,968	$28,391	$5,577	19.6%
Incentive compensation	6,273	4,611	1,662	36.0%
Benefits and other compensation costs	11,606	10,103	1,503	14.9%

Total salaries and benefits expense	51,847	43,105	8,742	20.3%

Occupancy	7,512	5,401	2,111	39.1%
Data processing and software	6,703	5,193	1,510	29.1%
Equipment	3,619	3,188	431	13.5%
Intangible amortization	2,862	678	2,184	322.1%
Advertising	2,864	1,873	991	52.9%
ATM and POS network charges	2,593	2,663	(70)	(2.6%)
Professional fees	1,896	1,546	350	22.6%
Telecommunications	1,570	1,382	188	13.6%
Regulatory assessments and insurance	1,001	847	154	18.2%
Merger and acquisition expense	—	1,077	(1,077)	(100.0%)
Postage	625	659	(34)	(5.2%)
Operational losses	451	546	(95)	(17.4%)
Courier service	682	491	191	38.9%
Other miscellaneous expense	8,140	7,383	757	10.3%

Total other noninterest expense	40,518	32,927	7,591	23.1%

Total noninterest expense	$92,365	$76,032	$16,333	21.5%

Average full time equivalent staff	1,137	1,001	136	13.6%

Salary and benefit expenses increased $5,266,000 (24.5%) to $26,719,000 during the three months ended June 30, 2019 compared to $21,453,000 during the three months ended June 30, 2018. Base salaries, net of deferred loan origination costs increased $2,782,000 (19.3%) to $17,211,000. The increase in base salaries was due primarily to a 13.7% increase in average full time equivalent employees, largely attributable to the acquisition of FNB Bancorp, to 1,138 from 1,001 in the year-ago
quarter. In addition, annual merit increases impacted the quarter over quarter comparison but contributed to less than 3.0% of the annual increase.
Total other noninterest expense increased $3,716,000 (22.6%) to $20,133,000 during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in other noninterest expense was due primarily to increased overhead operating costs related to the additional branches as a result of the prior year acquisition of FNB Bancorp. Highlighting those increases were intangible amortization, occupancy, data processing and software, and advertising expenses, which increased by $1,092,000, $1,018,000, $675,000 and $498,000, respectively, as compared to the prior year quarter. The increases in noninterest expenses were partially offset by decreased merger & acquisition expenses of $601,000 during the comparable quarterly periods.
The increase in total noninterest expense of $16,333,000 (21.5%) to $92,365,000 for the six month period ended June 30, 2019 compared to $76,032,000 for the same period in 2018 was also primarily attributable to the acquisition of FNB Bancorp, including the growth in full time equivalent staff and the expanded volume of operational activities.
Income Taxes
The Company’s effective tax rate was 24.4% for the quarter ended June 30, 2019 as compared to 27.8% for the same quarter in the prior year. The Company’s effective tax rate was 26.5% for the six months ended June 30, 2019 as compared to 27.9% for the six months ended June 30, 2018. The decrease in effective tax rates for the 2019 periods is primarily attributable to the increase in nontaxable income related to death benefit insurance proceeds of $696,000 and $728,000 during the three and six month periods ended June 30, 2019, respectively.

Financial Condition
Investment Securities
Investment securities available for sale increased $18,958,000 to $1,133,994,000 as of June 30, 2019, compared to December 31, 2018. This increase is primarily attributable to an increase in fair value of $22,263,000. There were no sales or transfers of available-for-sale
investment securities during the six month periods ended June 30, 2019 and 2018.
The following table presents the available for sale debt securities portfolio by major type as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	June 30, 2019		December 31, 2018
	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$630,911	55.6%	$629,981	56.5%
Obligations of states and political subdivisions	125,980	11.1%	126,072	11.3%
Corporate bonds	4,521	0.4%	4,478	0.4%
Asset backed securities	372,582	32.9%	354,505	31.8%

Total debt securities available for sale	$1,133,994	100.0%	$1,115,036	100.0%

Investment securities held to maturity decreased $32,412,000 to $412,524,000 as of June 30, 2019, as compared to December 31, 2018. This decrease is attributable to principal repayments of $31,938,000, and amortization of net purchase price premiums of $474,000.
The following table presents the held to maturity investment securities portfolio by major type as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	June 30, 2019		December 31, 2018
	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$398,714	96.7%	$430,343	96.7%
Obligations of states and political subdivisions	13,810	3.3%	14,593	3.3%

Total debt securities held to maturity	$412,524	100%	$444,936	100.0%

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
The following table shows the Company’s loan balances, net deferred loan costs and discounts, as of the dates indicated:

(dollars in thousands)	June 30, 2019		December 31, 2018
Real estate mortgage	$3,178,730	77.5%	$3,143,100	78.1%
Consumer	434,388	10.6%	418,982	10.4%
Commercial	276,045	6.7%	276,548	6.9%
Real estate construction	214,524	5.2%	183,384	4.6%

Total loans	$4,103,687	100%	$4,022,014	100%

At June 30, 2019 loans, including net deferred loan costs and discounts, totaled $4,103,687,000 which was a $81,673,000 (2.0%) increase over the balances at December 31, 2018.

Asset Quality and Nonperforming Assets
Nonperforming Assets
The following tables set forth the amount of the Company’s nonperforming assets as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(dollars in thousands)	June 30, 2019	December 31, 2018
Performing nonaccrual loans	$17,825	$22,689
Nonperforming nonaccrual loans	3,844	4,805

Total nonaccrual loans	21,669	27,494
Loans 90 days past due and still accruing	22	—

Total nonperforming loans	21,691	27,494
Foreclosed assets	1,548	2,280

Total nonperforming assets	$23,239	$29,774

Nonperforming assets to total assets	0.36%	0.47%
Nonperforming loans to total loans	0.53%	0.68%
Allowance for loan losses to nonperforming loans	152%	119%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.97%	2.11%

	June 30, 2019
(dollars in thousands)	Originated	PNCI	PCI	Total
Performing nonaccrual loans	$11,773	$3,410	$2,642	$17,825
Nonperforming nonaccrual loans	2,360	1,087	397	3,844

Total nonaccrual loans	14,133	4,497	3,039	21,669
Loans 90 days past due and still accruing	22	—	—	22

Total nonperforming loans	14,155	4,497	3,039	21,691
Foreclosed assets	1,103	—	445	1,548

Total nonperforming assets	$15,258	$4,497	$3,484	$23,239

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$790	$—	$294	$1,084
Nonperforming assets to total assets	0.24%	0.07%	0.05%	0.36%
Nonperforming loans to total loans	0.35%	0.11%	0.07%	0.53%
Allowance for loan losses to nonperforming loans	228%	13%	0.33%	152%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.29%	3.60%	36.11%	1.97%

	December 31, 2018
(dollars in thousands)	Originated	PNCI	PCI	Total
Performing nonaccrual loans	$16,573	$1,269	$4,847	$22,689
Nonperforming nonaccrual loans	2,843	1,589	373	4,805

Total nonaccrual loans	19,416	2,858	5,220	27,494
Loans 90 days past due and still accruing	—	—	—	—

Total nonperforming loans	19,416	2,858	5,220	27,494
Foreclosed assets	1,490	—	790	2,280

Total nonperforming assets	$20,906	$2,858	$6,010	$29,774

U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$800	$—	$—	$800
Nonperforming assets to total assets	0.33%	0.04%	0.09%	0.47%
Nonperforming loans to total loans	0.48%	0.07%	0.13%	0.68%
Allowance for loan losses to nonperforming loans	164%	23.3%	2.34%	119%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.39%	3.48%	33.69%	2.11%
Changes in nonperforming assets during the three months ended June 30, 2019

(in thousands):	Balance at June 30, 2019	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Balance at March 31, 2019
Real estate mortgage:
Residential	$4,350	$2,187	$(503)	$(2)	$—	$2,668
Commercial	8,678	579	(207)	—	—	8,306
Consumer
Home equity lines	2,476	67	(25)	—	—	2,434
Home equity loans	2,047	168	(708)	—	—	2,587
Other consumer	74	81	(40)	(37)	—	70
Commercial	4,066	1,126	(422)	(138)	—	3,500
Construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

Total nonperforming loans	21,691	4,208	(1,905)	(177)	—	19,565
Foreclosed assets	1,548	(63)	(704)	—	—	2,315

Total nonperforming assets	$23,239	$4,145	$(2,609)	$(177)	$—	$21,880

The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the second quarter of 2019 by $1,359,000 (6.2%) to $23,239,000 at June 30, 2019 compared to $21,880,000 March 31, 2019. The increase in nonperforming assets during the second quarter of 2019 was primarily the result of pay-downs
and upgrades of nonperforming loans of $1,905,000, write-downs of $177,000 on nonperforming loans, and sales of foreclosed assets of $704,000, that were offset by new nonperforming loans of $4,208,000 and an increase in the valuation of $63,000 in foreclosed property.
The $4,208,000 of new nonperforming loans added during the second quarter of 2019 was mainly comprised of 4 loans totaling $3,746,000, of which $2,765,000 consisted of 3 real estate loans which management believes are sufficiently secured by collateral and $981,000 related to a loan secured by commercial vehicles. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the specific loan loss reserves associated with these loans is sufficient as of June 30, 2019.
Loan charge-offs during the three months ended June 30, 2019
In the second quarter of 2019, the Company recorded $177,000 in loan charge-offs and $116,000 in deposit overdraft charge-offs less $514,000 in loan recoveries and $46,000 in deposit overdraft recoveries resulting in $267,000 of net recoveries.
Total charge-offs were generally comprised of individual charges of less than $250,000 each. Generally, losses are triggered by non-performance
by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.

Changes in nonperforming assets during the six months ended June 30, 2019

(in thousands):	Balance at June 30, 2019	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Balance at December 31, 2018
Real estate mortgage:
Residential	$4,350	$2,187	$(573)	$(2)	$(116)	$2,854
Commercial	8,678	846	(7,214)	—	—	15,046
Consumer
Home equity lines	2,476	91	(364)	—	—	2,749
Home equity loans	2,047	200	(1,116)	—	—	2,963
Other consumer	74	145	(41)	(37)	—	7
Commercial	4,066	1,399	(581)	(627)	—	3,875
Construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—

Total nonperforming loans	21,691	4,868	(9,889)	(666)	(116)	27,494
Foreclosed assets	1,548	35	(883)	—	116	2,280

Total nonperforming assets	$23,239	$4,903	$(10,772)	$(666)	$—	$29,774

The table above does not include deposit overdraft charge-offs.
Nonperforming assets decreased during the first half of 2019 by $6,535,000 (22.0%) to $23,239,000 at June 30, 2019 compared to $29,774,000 at December 31, 2018. The decrease in nonperforming assets during the first half of 2019 was primarily the result of pay-downs
and upgrades of nonperforming loans of $9,889,000, write-downs of $666,000 on nonperforming loans, and sales of foreclosed assets of $883,000, that were partially offset by new nonperforming assets of $4,902,000.
The $6,535,000 in reduction of nonperforming loans during the first half of 2019 was mainly comprised of decreases within commercial real estate, and included payoffs of three loans to two relationships with a combined balance $6,818,000. The decrease in home equity lines and loans were comprised of decreases of $1,189,000 from 98 home equity lines and loans. These decreases were offset by increases in commercial loans of $191,000 and consumer loans of $66,000.
Loan charge-offs during the six months ended June 30, 2019
In the first half of 2019, the Company recorded $791,000 in loan charge-offs and $228,000 in deposit overdraft charge-offs less $2,266,000 in loan recoveries and $102,000 in deposit overdraft recoveries resulting in $1,349,000 of net recoveries.
The Components of the Allowance for Loan Losses
The following table sets forth the allowance for loan losses as of the dates indicated:

(dollars in thousands)	2019	2018
Allowance for originated and PNCI loan losses:
Environmental factors allowance	$12,455	$11,577
Formula allowance	17,961	18,689

Total allowance for originated and PNCI loan losses	30,416	30,266
Allowance for impaired loans	2,442	2,194
Allowance for PCI loan losses	10	122

Total allowance for loan losses	$32,868	$32,582

Allowance for loan losses to loans	0.80%	0.81%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see
“Asset Quality and Loan Loss Provisioning”
at
“Results of Operations”
, above. Based on the current conditions of the loan portfolio, management believes that the $32,868,000 allowance for loan losses at June 30, 2019 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for loan losses between loan types and by percentage of the total allowance for loan losses as of the dates indicated:

Real estate mortgage	$14,675	44.7%	$15,620	47.9%
Consumer	8,552	26.0%	8,375	25.7%
Commercial	6,745	20.5%	6,090	18.7%
Real estate construction	2,896	8.8%	2,497	7.7%

Total allowance for loan losses	$32,868	100.0%	$32,582	100.0%

The following table summarizes the allocation of the allowance for loan losses as a percentage of the total loans for each loan category as of the dates indicated:

Real estate mortgage	$3,178,730	0.46%	$3,143,100	0.50%
Consumer	434,388	1.97%	418,982	2.00%
Commercial	276,045	2.44%	276,548	2.20%
Real estate construction	214,524	1.35%	183,384	1.36%

Total allowance for loan losses	$4,103,687	0.80%	$4,022,014	0.81%

The following table summarizes the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

(in thousands)	2019	2018	2019	2018
Allowance for loan losses:
Balance at beginning of period	$32,064	$29,973	$32,582	$30,323
Reversal of provision for loan losses	537	(638)	(1,063)	(874)
Loans charged off:
Real estate mortgage:
Residential	(2)	(51)	(2)	(52)
Commercial	—	(15)	—	(15)
Consumer:
Home equity lines	—	(24)	—	(104)
Home equity loans	—	—	—	—
Other consumer	(153)	(174)	(360)	(368)
Commercial	(138)	(54)	(657)	(259)
Construction:
Residential	—	—	—	—
Commercial	—	—	—	—

Total loans charged off	(293)	(318)	(1,019)	(798)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	3	—	5	—
Commercial	10	21	1,391	36
Consumer:
Home equity lines	183	317	278	526
Home equity loans	171	23	258	37
Other consumer	108	66	183	144
Commercial	85	80	253	130
Construction:
Residential	—	—	—	—
Commercial	—	—	—	—

Total recoveries of previously charged off loans	560	507	2,368	873

Net recoveries (charge-offs)	267	189	1,349	75

Balance at end of period	$32,868	$29,524	$32,868	$29,524

Average total loans	$4,044,044	$3,104,126	$4,033,954	$3,066,152

Ratios (annualized):
Net charge-offs (recoveries) during period to average loans outstanding during period	(0.03)%	(0.02)%	(0.13)%	(0.01)%
Benefit from reversal of loan losses to average loans outstanding during period	0.05%	(0.08)%	(0.11)%	(0.11)%

Foreclosed Assets, Net of Allowance for Losses
The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the period indicated:

(in thousands)	Balance at June 30, 2019	Sales	Valuation Adjustments	Transfers from Loans	Balance at December 31, 2018
Land & Construction	$445	$—	$—	$—	$445
Residential real estate	1,015	(883)	40	116	1,742
Commercial real estate	88	—	(5)	—	93

Total foreclosed assets	$1,548	$(883)	$35	$116	$2,280

Deposits
During the three and six months ended June 30, 2019, the Company’s deposits decreased $88,089,000 and $24,293,000 respectively to $5,342,173,000. Included in the June 30, 2019 and December 31, 2018 certificate of deposit balances are $50,000,000 and $60,000,000, respectively, from the State of California. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company.
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
The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. During the six months ended June 30, 2019, the Company did not repurchase any shares under this plan. This plan has no stated expiration date for the repurchases. As of June 30, 2019, the Company had repurchased 196,566 shares under this plan, which left 303,434 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.
The Company’s primary capital resource is shareholders’ equity, which was $875,886,000 at June 30, 2019. This amount represents an increase of $48,513,000 (5.9%) from December 31, 2018, the net result of comprehensive income for the period of $61,468,000, the effect of equity compensation vesting of $815,000, and the exercise of stock options of $2,499,000, that were partially offset by dividends paid of $11,575,000, and repurchase of common stock of $4,694,000. The Company’s ratio of equity to total assets was 13.7% and 13.0% as of June 30, 2019 and December 31, 2018, respectively. We believe that the Company and the Bank were in compliance with applicable minimum capital requirements set forth in the final Basel III Capital rules as of June 30, 2019. The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	June 30, 2019		December 31, 2018
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total capital	14.93%	10.50%	14.40%	9.25%
Tier I capital	14.19%	8.50%	13.66%	7.25%
Common equity Tier 1 capital	13.03%	7.00%	12.49%	5.75%
Leverage	11.08%	4.00%	10.68%	4.00%

See Note 9 and Note 15 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

Liquidity
The Company’s principal source of asset liquidity is cash at the Federal Reserve Bank of San Francisco (“Federal Reserve”) and other banks and marketable investment securities available for sale. At June 30, 2019, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $1,136,946,000, or 17.8% of total assets. The Company’s profitability during the first six months of 2019 generated cash flows from operations of $33,867,000 compared to $32,944,000 during the first six months of 2018. Net cash used in investing activities was $47,403,000 and $144,813,000 during the six months ended June 30, 2019 and 2018, respectively. Financing activities used $38,415,000 during the six months ended June 30, 2019, compared to net cash provided by financing activities of $90,503,000 during the six months ended June 30, 2018. Deposit balance changes accounted for ($24,293,000) and $68,091,000 of financing funds activity during the six months ended June 30, 2019 and 2018, respectively. Dividends paid used $11,575,000 and $7,813,000 of cash during the six months ended June 30, 2019 and 2018, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s assessment of market risk as of June 30, 2019 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form
10-K
for the year ended December 31, 2018.
Item 4.	Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. Disclosure controls and procedures, as defined in Rule
 13a-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
During the three and six months ended June 30, 2019, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
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
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule
10b-18(a)(3)
under the Exchange Act) during the periods indicated:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1-30, 2019	38,087	$39.91	—	303,434
May 1-31, 2019	12,487	$39.88	—	303,434
June 1-30, 2019	43,181	$38.28	—	303,434

Total	93,755	$39.16	—	303,434

(1)	Includes shares purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 9 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.

(2)	Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.

Item 6 – Exhibits
EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

99.1*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Employee Directors pursuant to TriCo’s 2019 Equity Incentive Plan.

99.2*	Form of Restricted Stock Unit Agreement and Grant Notice for Employees pursuant to TriCo’s 2019 Equity Incentive Plan.

99.3*	Form of Performance Award Agreement and Grant Notice pursuant to TriCo’s 2019 Equity Incentive Plan.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES
(Registrant)

Date: August 9, 2019	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)