Form 10-Q
period 2019-09-30
TRICO BANCSHARES /
filed 2019-11-08
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: September 30, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                to
Commission File Number: 000-10661
___________________
TriCo Bancshares
(Exact Name of Registrant as Specified in Its Charter)
___________________

CA	94-2792841
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
63 Constitution Drive
Chico, California 95973
(Address of Principal Executive Offices)(Zip Code)
(530) 898-0300
(Registrant’s Telephone Number, Including Area Code)
___________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TCBK	The NASDAQ Stock Market
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
Common stock, no par value: 30,520,725 shares outstanding as of November 4, 2019.

TriCo Bancshares
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited

	September 30, 2019	December 31, 2018
Assets:
Cash and due from banks	$118,960	$119,781
Cash at Federal Reserve and other banks	140,087	107,752
Cash and cash equivalents	259,047	227,533
Investment securities:
Marketable equity securities	2,974	2,874
Available for sale debt securities	984,080	1,115,036
Held to maturity debt securities	393,449	444,936
Restricted equity securities	17,250	17,250
Loans held for sale	7,604	3,687
Loans	4,182,348	4,022,014
Allowance for loan losses	(31,537)	(32,582)
Total loans, net	4,150,811	3,989,432
Premises and equipment, net	87,424	89,347
Cash value of life insurance	117,088	117,318
Accrued interest receivable	18,205	19,412
Goodwill	220,872	220,972
Other intangible assets, net	24,988	29,280
Operating leases, right-of-use	28,957	—
Other assets	72,134	75,364
Total assets	$6,384,883	$6,352,441
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,777,357	$1,760,580
Interest-bearing	3,518,050	3,605,886
Total deposits	5,295,407	5,366,466
Accrued interest payable	2,847	1,997
Operating lease liability	28,494	—
Other liabilities	87,867	83,724
Other borrowings	16,423	15,839
Junior subordinated debt	57,180	57,042
Total liabilities	5,488,218	5,525,068
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, no par value: 50,000,000 shares authorized; 30,512,187 and 30,417,223 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	543,415	541,762
Retained earnings	351,751	303,490
Accumulated other comprehensive income (loss), net of tax	1,499	(17,879)
Total shareholders’ equity	896,665	827,373
Total liabilities and shareholders’ equity	$6,384,883	$6,352,441

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest and dividend income:
Loans, including fees	$56,999	$53,102	$166,888	$130,455
Investments:
Taxable securities	9,864	9,189	30,876	23,949
Tax exempt securities	961	1,189	3,095	3,272
Dividends	308	459	973	1,093
Interest bearing cash at Federal Reserve and other banks	757	615	2,694	1,384
Total interest and dividend income	68,889	64,554	204,526	160,153
Interest expense:
Deposits	3,050	2,072	8,768	4,402
Other borrowings	334	1,178	384	2,106
Junior subordinated debt	817	815	2,501	2,301
Total interest expense	4,201	4,065	11,653	8,809
Net interest income	64,688	60,489	192,873	151,344
Provision for (benefit from reversal of) loan losses	(329)	2,651	(1,392)	1,777
Net interest income after provision for (benefit from reversal of) loan losses	65,017	57,838	194,265	149,567
Non-interest income:
Service charges and fees	10,590	9,743	29,788	28,327
Gain on sale of loans	1,236	539	2,223	1,831
Gain on sale of investment securities	107	207	107	207
Asset management and commission income	721	728	2,102	2,414
Increase in cash value of life insurance	773	732	2,294	1,996
Other	681	387	2,820	1,691
Total non-interest income	14,108	12,336	39,334	36,466
Non-interest expense:
Salaries and related benefits	26,899	25,823	78,746	68,928
Other	19,445	21,705	59,747	54,298
Total non-interest expense	46,344	47,528	138,493	123,226
Income before provision for income taxes	32,781	22,646	95,106	62,807
Provision for income taxes	9,386	6,476	25,924	17,698
Net income	$23,395	$16,170	$69,182	$45,109
Earnings per share:
Basic	$0.77	$0.54	$2.27	$1.78
Diluted	$0.76	$0.53	$2.25	$1.76

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$23,395	$16,170	$69,182	$45,109
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	3,697	(5,917)	19,378	(20,941)
Change in minimum pension liability	—	81	—	241
Other comprehensive income (loss)	3,697	(5,836)	19,378	(20,700)
Comprehensive income	$27,092	$10,334	$88,560	$24,409

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2019	30,502,757	$542,939	$335,145	$(2,198)	$875,886
Net income			23,395		23,395
Other comprehensive income				3,697	3,697
Stock option vesting					—
Stock options exercised	9,000	146			146
RSU vesting		296			296
PSU vesting		102			102
RSUs released	4,250				—
PSUs released	—				—
Repurchase of common stock	(3,820)	(68)	(79)		(147)
Dividends paid ($0.22 per share)			(6,710)		(6,710)
Three months ended September 30, 2019	30,512,187	$543,415	$351,751	$1,499	$896,665

Balance at January 1, 2019	30,417,223	$541,762	$303,490	$(17,879)	$827,373
Net income			69,182		69,182
Other comprehensive income				19,378	19,378
Stock option vesting					—
Stock options exercised	166,000	2,646			2,646
RSU vesting		863			863
PSU vesting		350			350
RSUs released	30,461				—
PSUs released	22,237				—
Repurchase of common stock	(123,734)	(2,206)	(2,636)		(4,842)
Dividends paid ($0.60 per share)			(18,285)		(18,285)
Nine months ended September 30, 2019	30,512,187	$543,415	$351,751	$1,499	$896,665

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2018	23,004,153	$256,590	$276,877	$(21,123)	$512,344
Net income			16,170		16,170
Adoption ASU2016-01			—	—	—
Adoption ASU2018-02			—	—	—
Other comprehensive loss				(5,836)	(5,836)
Stock option vesting		21			21
Stock options exercised	12,900	252			252
RSU vesting		274			274
PSU vesting		77			77
RSUs released	7,118				—
PSUs released	—				—
Issuance of common stock	7,405,277	284,437			284,437
Repurchase of common stock	(11,630)	(132)	(321)		(453)
Dividends paid ($0.17 per share)			(5,171)		(5,171)
Three months ended September 30, 2018	30,417,818	$541,519	$287,555	$(26,959)	$802,115

Balance at January 1, 2018	22,955,963	$255,836	$255,200	$(5,228)	$505,808
Net income			45,109		45,109
Adoption ASU 2016-01			(62)	62	—
Adoption ASU 2018-02			1,093	(1,093)	—
Other comprehensive loss				(20,700)	(20,700)
Stock option vesting		75			75
Stock options exercised	27,400	475			475
RSU vesting		1,019			1,019
PSU vesting		—			—
RSUs released	58,028				—
PSUs released	—				—
Issuance of common stock	7,405,277	284,437			284,437
Repurchase of common stock	(28,850)	(323)	(801)		(1,124)
Dividends paid ($0.51 per share)			(12,984)		(12,984)
Nine months ended September 30, 2018	30,417,818	$541,519	$287,555	$(26,959)	$802,115

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the nine months ended September 30,
	2019	2018
Operating activities:
Net income	$69,182	$45,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	5,273	4,914
Amortization of intangible assets	4,293	2,068
(Reversal of) provision for loan losses	(1,392)	1,777
Amortization of investment securities premium, net	2,050	1,953
Gain on sale of investment securities	(107)	(207)
Originations of loans for resale	(92,002)	(63,912)
Proceeds from sale of loans originated for resale	89,506	66,138
Gain on sale of loans	(2,223)	(1,831)
Change in market value of mortgage servicing rights	1,652	(38)
Provision for losses on foreclosed assets	56	89
Gain on transfer of loans to foreclosed assets	(151)	—
Gain on sale of foreclosed assets	(246)	(390)
Loss on disposal of fixed assets	82	206
Increase in cash value of life insurance	(2,294)	(1,996)
Gain on life insurance death benefit	(831)	—
(Gain) loss on marketable equity securities	(100)	92
Equity compensation vesting expense	1,213	1,094
Change in:
Interest receivable	1,207	(5,820)
Interest payable	850	799
Amortization of operating lease ROUA	(463)	—
Other assets and liabilities, net	711	9,860
Net cash from operating activities	76,266	59,905
Investing activities:
Cash acquired in acquisition, net of consideration paid	—	30,613
Proceeds from maturities of securities available for sale	69,278	54,510
Proceeds from maturities of securities held to maturity	50,738	54,203
Proceeds from sale of available for sale securities	125,247	293,279
Purchases of securities available for sale	(37,253)	(370,843)
Net redemption of restricted equity securities	—	7,429
Loan origination and principal collections, net	(159,991)	(178,596)
Proceeds from sale of other real estate owned	1,255	2,206
Proceeds from sale of premises and equipment	—	62
Purchases of premises and equipment	(3,070)	(5,736)
Net cash from (used by) investing activities	46,204	(112,873)
Financing activities:
Net change in deposits	(71,059)	92,051
Net change in other borrowings	584	(4,335)
Repurchase of common stock	(2,196)	(834)
Dividends paid	(18,285)	(12,984)
Exercise of stock options	—	185
Net cash used by (from) financing activities	(90,956)	74,083
Net change in cash and cash equivalents	31,514	21,115
Cash and cash equivalents, beginning of period	227,533	205,428
Cash and cash equivalents, end of period	$259,047	$226,543
Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$27,511	$(29,704)
Loans transferred to foreclosed assets	331	511
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	4,842	1,124
Obligations incurred in conjunction with leased assets	156	—
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	10,803	8,010
Cash paid for income taxes	25,950	11,625
Assets acquired in acquisition	—	1,456,505
Liabilities assumed in acquisition	—	1,172,068

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 -Summary of Significant Accounting Policies
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
The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. All adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,717,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet.
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

Reclassification
Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.
Cash and Cash Equivalents
Net cash flows are reported for loan and deposit transactions and other borrowings. For purposes of the consolidated statement of cash flows, cash, due from banks with original maturities less than 90 days, interest-earning deposits in other banks, and Federal funds sold are considered to be cash equivalents.

Accounting Standards Adopted in 2019
The Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-2, Leases (Topic 842). ASU 2016-2, which among other things, requires lessees to recognize most leases on-balance sheet, increasing reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. The FASB has issued incremental guidance to Topic 842 standard through ASU No. 2018-11, 2018-20, and 2019-1. The Company has elected to use the transition relief approach as provided in ASU 2018-11, which permits the Company to use January 1, 2019 as both the application date and the adoption date, rather than the modified retrospective approach which would have required an application date of January 1, 2017 and adoption date of January 1, 2019. The Company also elected certain relief options offered within the new standard, which include the package of practical expedients, the option not to recognize a right-of-use asset (ROUA) and lease liability that arise from short-term leases (i.e. leases with terms of 12 months or less), and the option of hindsight when determining lease term. Substantially all of the Company’s lease agreements are considered operating leases and were not previously recognized on the Company’s balance sheets. As of January 1, 2019, the Company recorded a ROUA and corresponding lease liability for all applicable operating leases. While the guidance increased the Company’s gross assets and liabilities, the adoption of ASU 2016-2 did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows. See Note 6 for more information.
Accounting Standards Pending Adoption
The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 is the final guidance on the new current expected credit loss (‘‘CECL’’) model. ASU 2016-13, among other things, requires the incurred loss impairment methodology in current GAAP be replaced with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (‘‘HTM’’) debt securities. ASU 2016-13 amends the accounting for credit losses on available-for-sale securities (‘‘AFS’’), whereby credit losses will be presented as an allowance as opposed to a write- down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, ASU 2016-13 requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization’s portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. ASU 2016-13 allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). ASU 2016-13 will be effective for the Company on January 1, 2020, and early adoption is permitted. While the Company is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on the Company’s consolidated financial statements, it has taken steps to prepare for the implementation when it becomes effective, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems. While detailed modeling efforts are ongoing, the validation of expected credit loss estimates will likely not be available until late in 2019. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude of the one- time adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.
FASB issued ASU No. 2017-4, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350): ASU 2017-4 eliminates step two of the goodwill impairment test (the hypothetical purchase price allocation used to determine the implied fair value of goodwill) when step one (determining if the carrying value of a reporting unit exceeds its fair value) is failed. Instead, entities simply will compare the fair value of a reporting unit to its carrying amount and record goodwill impairment for the amount by which the reporting unit’s carrying amount exceeds its fair value. ASU 2017-4 will be effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s consolidated financial statements.
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
In accordance with accounting for business combinations, the Company recorded $156,661,000 of goodwill and $27,605,000 of core deposit intangibles on the acquisition date. Subsequently, the Company revised its estimate of other liabilities acquired in connection with the business combination and reduced the amount of goodwill by $100,000 to $156,561,000. The core deposit intangibles will be amortized over the weighted average remaining life of 6.2 years with no significant residual value. For tax purposes, purchase price accounting adjustments including goodwill are all non-taxable and /or non-deductible. Acquisition related costs of $601,000 and $1,077,000 are included in the consolidated statements of income for the three and nine months ended September 30, 2018. There have been no acquisition costs incurred during the nine months ended September 30, 2019.
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

FNB Bancorp July 6, 2018
Fair value of consideration transferred:
Fair value of shares issued	$284,437
Cash consideration	6,695
Total fair value of consideration transferred	291,132
Assets acquired:
Cash and cash equivalents	37,308
Securities available for sale	335,667
Restricted equity securities	7,723
Loans	834,683
Premises and equipment	30,522
Cash value of life insurance	16,817
Core deposit intangible	27,605
Other assets	16,214
Total assets acquired	1,306,539
Liabilities assumed:
Deposits	991,935
Other liabilities	15,033
Short-term borrowings - Federal Home Loan Bank	165,000
Total liabilities assumed	1,171,968
Total net assets acquired	134,571
Goodwill recognized	$156,561
A summary of the estimated fair value adjustments resulting in the goodwill recorded in the FNB Bancorp acquisition are presented below (in thousands):

FNB Bancorp July 6, 2018
Value of stock consideration paid to FNB Bancorp Shareholders	$284,437
Cash consideration	6,695
Less:
Cost basis net assets acquired	114,030
Fair value adjustments:
Investments	(1,081)
Loans	(22,390)
Premises and equipment	21,590
Core deposit intangible	27,327
Deferred income taxes	(6,394)
Other	1,489
Goodwill	$156,561
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
Note 3 - Investment Securities
The amortized cost and estimated fair values of investments in debt securities are summarized in the following tables:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$488,080	$8,004	$(447)	$495,637
Obligations of states and political subdivisions	108,360	3,550	—	111,910
Corporate bonds	4,420	108	—	4,528
Asset backed securities	376,683	192	(4,870)	372,005
Total debt securities available for sale	$977,543	$11,854	$(5,317)	$984,080
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$379,634	$6,382	$(482)	$385,534
Obligations of states and political subdivisions	13,815	350	—	14,165
Total debt securities held to maturity	$393,449	$6,732	$(482)	$399,699

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$647,288	$771	$(18,078)	$629,981
Obligations of states and political subdivisions	128,890	294	(3,112)	126,072
Corporate bonds	4,381	97	—	4,478
Asset backed securities	355,451	73	(1,019)	354,505
Total debt securities available for sale	$1,136,010	$1,235	$(22,209)	$1,115,036
Debt Securities Held to Maturity
Obligations of U.S. government agencies	430,343	327	(7,745)	422,925
Obligations of states and political subdivisions	14,593	82	(230)	14,445
Total debt securities held to maturity	$444,936	$409	$(7,975)	$437,370
Proceeds from the sales of investment securities totaled $125,247,000 and $293,279,000 during the nine months ended September 30, 2019 and 2018, respectively. Gross realized gains from the sale of investment securities totaled $335,000 and $207,000 during the three and nine months ended September 30, 2019 and 2018, respectively. Gross realized losses from the sale of investment securities totaled $228,000 during the three and nine months ended September 30, 2019. There were no realized losses from the sale of investment securities during the three and nine months ended September 30, 2018. Investment securities with an aggregate carrying value of $504,475,000 and $597,591,000 at September 30, 2019 and December 31, 2018, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at September 30, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2019, obligations of U.S. government corporations and agencies with a cost basis totaling $867,714,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At September 30, 2019, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 4.7 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$2,607	$2,613	$1,263	$1,274
Due after one year through five years	14,986	15,401	—	—
Due after five years through ten years	46,263	47,273	20,747	21,035
Due after ten years	913,687	918,793	371,439	377,390
Totals	$977,543	$984,080	$393,449	$399,699
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
September 30, 2019:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$38,295	$(374)	$25,171	$(73)	$63,466	$(447)
Asset backed securities	293,500	(4,432)	45,981	(438)	339,481	(4,870)
Total debt securities available for sale	$331,795	$(4,806)	$71,152	$(511)	$402,947	$(5,317)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$19,749	$(94)	$78,604	$(388)	$98,353	$(482)

	Less than 12 months		12 months or more		Total
December 31, 2018:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$171,309	$(3,588)	$394,630	$(14,490)	$565,939	$(18,078)
Obligations of states and political subdivisions	63,738	(1,541)	20,719	(1,571)	84,457	(3,112)
Asset backed securities	101,386	(1,019)	—	—	101,386	(1,019)
Total debt securities available for sale	$336,433	$(6,148)	$415,349	$(16,061)	$751,782	$(22,209)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	223,810	(2,619)	158,648	(5,126)	382,458	(7,745)
Obligations of states and political subdivisions	5,786	(114)	4,042	(116)	9,828	(230)
Total debt securities held to maturity	$229,596	$(2,733)	$162,690	$(5,242)	$392,286	$(7,975)
Obligations of U.S. government agencies: Unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At September 30, 2019, 19 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of 0.59% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through September 30, 2019 has not experienced any deterioration in credit rating. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At September 30, 2019, 25 asset backed securities had unrealized losses with aggregate depreciation of 1.49% from the Company’s amortized cost basis.

Note 4 – Loans
A summary of loan balances follows:

	September 30, 2019
(in thousands)	Originated	PNCI	PCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$355,646	$148,731	$1,417	$505,794
Commercial	2,109,309	626,924	5,129	2,741,362
Total mortgage loans on real estate	2,464,955	775,655	6,546	3,247,156
Consumer:
Home equity lines of credit	294,411	36,635	826	331,872
Home equity loans	27,034	2,915	421	30,370
Other	64,153	16,142	2	80,297
Total consumer loans	385,598	55,692	1,249	442,539
Commercial	256,379	19,569	2,510	278,458
Construction:
Residential	158,907	10,127	—	169,034
Commercial	44,704	457	—	45,161
Total construction loans	203,611	10,584	—	214,195
Total loans, net of deferred loan fees and discounts	$3,310,543	$861,500	$10,305	$4,182,348
Total principal balance of loans owed, net of charge-offs	$3,319,052	$892,608	$16,274	$4,227,934
Unamortized net deferred loan fees	(8,509)	—	—	(8,509)
Discounts to principal balance of loans owed, net of charge-offs	—	(31,108)	(5,969)	(37,077)
Total loans, net of unamortized deferred loan fees and discounts	$3,310,543	$861,500	$10,305	$4,182,348
Allowance for loan losses	$(31,112)	$(419)	$(6)	$(31,537)

	December 31, 2018
(in thousands)	Originated	PNCI	PCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$343,796	$169,792	$1,674	$515,262
Commercial	1,910,981	708,401	8,456	2,627,838
Total mortgage loans on real estate	2,254,777	878,193	10,130	3,143,100
Consumer:
Home equity lines of credit	284,453	40,957	1,167	326,577
Home equity loans	32,660	3,585	439	36,684
Other	34,020	21,659	42	55,721
Total consumer loans	351,133	66,201	1,648	418,982
Commercial	228,635	45,468	2,445	276,548
Construction:
Residential	90,703	30,593	—	121,296
Commercial	56,208	5,880	—	62,088
Total construction loans	146,911	36,473	—	183,384
Total loans, net of deferred loan fees and discounts	$2,981,456	$1,026,335	$14,223	$4,022,014
Total principal balance of loans owed, net of charge-offs	$2,991,324	$1,062,655	$21,265	$4,075,244
Unamortized net deferred loan fees	(9,868)	—	—	(9,868)
Discounts to principal balance of loans owed, net of charge-offs	—	(36,320)	(7,042)	(43,362)
Total loans, net of unamortized deferred loan fees and discounts	$2,981,456	$1,026,335	$14,223	$4,022,014
Allowance for loan losses	$(31,793)	$(667)	$(122)	$(32,582)

The following is a summary of the change in accretable yield for PCI during the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Change in accretable yield:
Balance at beginning of period	$5,318	$5,871	$6,059	$6,137
Accretion to interest income	(292)	(253)	(702)	(769)
Reclassification from (to) nonaccretable difference	71	(47)	(260)	203
Balance at end of period	$5,097	$5,571	$5,097	$5,571

Note 5 – Allowance for Loan Losses
The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses – Three Months Ended September 30, 2019
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,576	$—	$48	$(218)	$2,406
Commercial	12,099	(746)	126	462	11,941
Total mortgage loans on real estate	14,675	(746)	174	244	14,347
Consumer:
Home equity lines of credit	5,859	—	27	(152)	5,734
Home equity loans	1,242	(3)	156	(133)	1,262
Other	1,451	(188)	79	211	1,553
Total consumer loans	8,552	(191)	262	(74)	8,549
Commercial	6,745	(585)	84	(557)	5,687
Construction:
Residential	2,538	—	—	119	2,657
Commercial	358	—	—	(61)	297
Total construction loans	2,896	—	—	58	2,954
Total	$32,868	$(1,522)	$520	$(329)	$31,537

	Allowance for Loan Losses – Nine months ended September 30, 2019
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,676	$(2)	$53	$(321)	$2,406
Commercial	12,944	(746)	1,517	(1,774)	11,941
Total mortgage loans on real estate	15,620	(748)	1,570	(2,095)	14,347
Consumer:
Home equity lines of credit	6,042	—	305	(613)	5,734
Home equity loans	1,540	(3)	414	(689)	1,262
Other	793	(548)	262	1,046	1,553
Total consumer loans	8,375	(551)	981	(256)	8,549
Commercial	6,090	(1,242)	337	502	5,687
Construction:
Residential	1,834	—	—	823	2,657
Commercial	663	—	—	(366)	297
Total construction loans	2,497	—	—	457	2,954
Total	$32,582	$(2,541)	$2,888	$(1,392)	$31,537

	Allowance for Loan Losses – As of September 30, 2019
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$2,315	$91	$—	$2,406
Commercial	11,915	26	—	11,941
Total mortgage loans on real estate	14,230	117	—	14,347
Consumer:
Home equity lines of credit	5,644	84	6	5,734
Home equity loans	1,216	46	—	1,262
Other	1,535	18	—	1,553
Total consumer loans	8,395	148	6	8,549
Commercial	4,428	1,259	—	5,687
Construction:
Residential	2,657	—	—	2,657
Commercial	297	—	—	297
Total construction loans	2,954	—	—	2,954
Total	$30,007	$1,524	$6	$31,537

	Loans, Net of Unearned fees – As of September 30, 2019
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans, net of unearned fees
Mortgage loans on real estate:
Residential 1-4 family	$499,620	$4,757	$1,417	$505,794
Commercial	2,727,228	9,005	5,129	2,741,362
Total mortgage loans on real estate	3,226,848	13,762	6,546	3,247,156
Consumer:
Home equity lines of credit	329,129	1,917	826	331,872
Home equity loans	27,793	2,156	421	30,370
Other	80,146	149	2	80,297
Total consumer loans	437,068	4,222	1,249	442,539
Commercial	271,447	4,501	2,510	278,458
Construction:
Residential	169,034	—	—	169,034
Commercial	45,161	—	—	45,161
Total construction loans	214,195	—	—	214,195
Total	$4,149,558	$22,485	$10,305	$4,182,348

	Allowance for Loan Loses – Year Ended December 31, 2018
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,317	$(77)	$—	$436	$2,676
Commercial	11,441	(15)	68	1,450	12,944
Total mortgage loans on real estate	13,758	(92)	68	1,886	15,620
Consumer:
Home equity lines of credit	5,800	(277)	846	(327)	6,042
Home equity loans	1,841	(24)	297	(574)	1,540
Other	586	(783)	288	702	793
Total consumer loans	8,227	(1,084)	1,431	(199)	8,375
Commercial	6,512	(1,188)	541	225	6,090
Construction:
Residential	1,184	—	—	650	1,834
Commercial	642	—	—	21	663
Total construction loans	1,826	—	—	671	2,497
Total	$30,323	$(2,364)	$2,040	$2,583	$32,582

	Allowance for Loan Losses – As of December 31, 2018
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$2,620	$56	$—	$2,676
Commercial	12,737	91	116	12,944
Total mortgage loans on real estate	15,357	147	116	15,620
Consumer:
Home equity lines of credit	5,838	198	6	6,042
Home equity loans	1,486	54	—	1,540
Other	779	14	—	793
Total consumer loans	8,103	266	6	8,375
Commercial	4,309	1,781	—	6,090
Construction:
Residential	1,834	—	—	1,834
Commercial	663	—	—	663
Total construction loans	2,497	—	—	2,497
Total	$30,266	$2,194	$122	$32,582

	Loans , Net of Unearned fees - As of December 31, 2018
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans, net of unearned fees
Mortgage loans on real estate:
Residential 1-4 family	$509,267	$4,321	$1,674	$515,262
Commercial	2,606,819	12,563	8,456	2,627,838
Total mortgage loans on real estate	3,116,086	16,884	10,130	3,143,100
Consumer:
Home equity lines of credit	322,764	2,646	1,167	326,577
Home equity loans	33,142	3,103	439	36,684
Other	55,483	196	42	55,721
Total consumer loans	411,389	5,945	1,648	418,982
Commercial	268,885	5,218	2,445	276,548
Construction:
Residential	121,296	—	—	121,296
Commercial	62,088	—	—	62,088
Total construction loans	183,384	—	—	183,384
Total	$3,979,744	$28,047	$14,223	$4,022,014

	Allowance for Loan Losses – Three Months Ended September 30, 2018
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$1,991	$(25)	$—	$434	$2,400
Commercial	11,607	—	15	1,257	12,879
Total mortgage loans on real estate	13,598	(25)	15	1,691	15,279
Consumer:
Home equity lines of credit	5,048	(172)	151	194	5,221
Home equity loans	1,532	(23)	139	(55)	1,593
Other	557	(229)	63	309	700
Total consumer loans	7,137	(424)	353	448	7,514
Commercial	6,378	(693)	202	337	6,224
Construction:
Residential	1,434	—	—	192	1,626
Commercial	977	—	—	(17)	960
Total construction loans	2,411	—	—	175	2,586
Total	$29,524	$(1,142)	$570	$2,651	$31,603

	Allowance for Loan Losses – Nine months ended September 30, 2018
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,317	$(77)	$—	$160	$2,400
Commercial	11,441	(15)	51	1,402	12,879
Total mortgage loans on real estate	13,758	(92)	51	1,562	15,279
Consumer:
Home equity lines of credit	5,800	(276)	677	(980)	5,221
Home equity loans	1,841	(23)	176	(401)	1,593
Other	586	(597)	208	503	700
Total consumer loans	8,227	(896)	1,061	(878)	7,514
Commercial	6,512	(952)	331	333	6,224
Construction:
Residential	1,184	—	—	442	1,626
Commercial	642	—	—	318	960
Total construction loans	1,826	—	—	760	2,586
Total	$30,323	$(1,940)	$1,443	$1,777	$31,603

	Allowance for Loan Losses – As of September 30, 2018
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$2,313	$57	$30	$2,400
Commercial	12,552	268	59	12,879
Total mortgage loans on real estate	14,865	325	89	15,279
Consumer:
Home equity lines of credit	5,046	168	7	5,221
Home equity loans	1,418	175	—	1,593
Other	597	103	—	700
Total consumer loans	7,061	446	7	7,514
Commercial	4,353	1,857	14	6,224
Construction:
Residential	1,626	—	—	1,626
Commercial	960	—	—	960
Total construction loans	2,586	—	—	2,586
Total	$28,865	$2,628	$110	$31,603

	Loans, Net of Unearned fees – As of September 30, 2018
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans, net of unearned fees
Mortgage loans on real estate:
Residential 1-4 family	$517,935	$4,781	$1,698	$524,414
Commercial	2,586,659	13,244	7,885	2,607,788
Total mortgage loans on real estate	3,104,594	18,025	9,583	3,132,202
Consumer:
Home equity lines of credit	327,649	2,188	1,299	331,136
Home equity loans	37,840	2,406	447	40,693
Other	49,171	243	42	49,456
Total consumer loans	414,660	4,837	1,788	421,285
Commercial	282,588	4,632	2,427	289,647
Construction:
Residential	114,574	—	—	114,574
Commercial	69,728	—	—	69,728
Total construction loans	184,302	—	—	184,302
Total	$3,986,144	$27,494	$13,798	$4,027,436
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
The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:
•Pass– This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.

•Special Mention– This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.
•Substandard– This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well-defined workout/rehabilitation program.
•Doubtful– This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.
•Loss– This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.
The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators Originated Loans – As of September 30, 2019
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total Originated Loans
Mortgage loans on real estate:
Residential 1-4 family	$348,668	$2,743	$4,235	$—	$355,646
Commercial	2,063,991	38,150	7,168	—	2,109,309
Total mortgage loans on real estate	2,412,659	40,893	11,403	—	2,464,955
Consumer:
Home equity lines of credit	288,554	3,378	2,479	—	294,411
Home equity loans	23,819	1,184	2,031	—	27,034
Other	63,648	452	53	—	64,153
Total consumer loans	376,021	5,014	4,563	—	385,598
Commercial	242,308	8,968	5,103		256,379
Construction:
Residential	158,657	—	250	—	158,907
Commercial	44,380	324	—	—	44,704
Total construction loans	203,037	324	250	—	203,611
Total loans	$3,234,025	$55,199	$21,319	$—	$3,310,543

	Credit Quality Indicators PNCI Loans – As of September 30, 2019
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total PNCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$145,141	$1,617	$1,973	$—	$148,731
Commercial	618,372	2,674	5,878	—	626,924
Total mortgage loans on real estate	763,513	4,291	7,851	—	775,655
Consumer:
Home equity lines of credit	34,660	891	1,084	—	36,635
Home equity loans	2,841	—	74	—	2,915
Other	15,792	341	9	—	16,142
Total consumer loans	53,293	1,232	1,167	—	55,692
Commercial	19,399	1	169		19,569
Construction:
Residential	5,980	4,147	—	—	10,127
Commercial	457	—	—	—	457
Total construction loans	6,437	4,147	—	—	10,584
Total loans	$842,642	$9,671	$9,187	$—	$861,500

	Credit Quality Indicators Originated Loans – As of December 31, 2018
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total Originated Loans
Mortgage loans on real estate:
Residential 1-4 family	$337,189	$1,724	$4,883	$—	$343,796
Commercial	1,861,627	33,483	15,871	—	1,910,981
Total mortgage loans on real estate	2,198,816	35,207	20,754	—	2,254,777
Consumer:
Home equity lines of credit	279,491	2,309	2,653	—	284,453
Home equity loans	29,289	1,054	2,317	—	32,660
Other	33,606	341	73	—	34,020
Total consumer loans	342,386	3,704	5,043	—	351,133
Commercial	217,126	6,127	5,382	—	228,635
Construction:
Residential	90,412	32	259	—	90,703
Commercial	55,863	345	—	—	56,208
Total construction loans	146,275	377	259	—	146,911
Total loans	$2,904,603	$45,415	$31,438	$—	$2,981,456

	Credit Quality Indicators PNCI Loans – As of December 31, 2018
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total PNCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$167,908	$1,086	$798	$—	$169,792
Commercial	701,868	3,085	3,448	—	708,401
Total mortgage loans on real estate	869,776	4,171	4,246	—	878,193
Consumer:
Home equity lines of credit	38,780	1,124	1,053	—	40,957
Home equity loans	3,413	74	98	—	3,585
Other	21,481	173	5	—	21,659
Total consumer loans	63,674	1,371	1,156	—	66,201
Commercial	45,027	321	120	—	45,468
Construction:
Residential	30,593	—	—	—	30,593
Commercial	5,880	—	—	—	5,880
Total construction loans	36,473	—	—	—	36,473
Total	$1,014,950	$5,863	$5,522	$—	$1,026,335
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
The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Originated Past Due Loans - As of September 30, 2019
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$289	$66	$1,187	$1,542	$354,104	$355,646	$—
Commercial	117	48	—	165	2,109,144	2,109,309	—
Total mortgage loans on real estate	406	114	1,187	1,707	2,463,248	2,464,955	—
Consumer:
Home equity lines of credit	890	282	624	1,796	292,615	294,411	—
Home equity loans	253	105	137	495	26,539	27,034	6
Other	134	138	4	276	63,877	64,153	—
Total consumer loans	1,277	525	765	2,567	383,031	385,598	6
Commercial	955	227	272	1,454	254,925	256,379	30
Construction:
Residential	—	—	—	—	158,907	158,907	—
Commercial	—	—	—	—	44,704	44,704	—
Total construction loans	—	—	—	—	203,611	203,611	—
Total originated loans	$2,638	$866	$2,224	$5,728	$3,304,815	$3,310,543	$36
The following table shows the ending balance of current and past due PNCI loans by loan category as of the date indicated:

	Analysis of PNCI Past Due Loans - As of September 30, 2019
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$—	$52	$243	$295	$148,436	$148,731	$—
Commercial	—	—	949	949	625,975	626,924	—
Total mortgage loans on real estate	—	52	1,192	1,244	774,411	775,655	—
Consumer:
Home equity lines of credit	182	122	—	304	36,331	36,635	—
Home equity loans	—	14	232	246	2,669	2,915	—
Other	54	7	—	61	16,081	16,142	—
Total consumer loans	236	143	232	611	55,081	55,692	—
Commercial	—	—	174	174	19,395	19,569	—
Construction:
Residential	—	—	—	—	10,127	10,127	—
Commercial	—	—	—	—	457	457	—
Total construction loans	—	—	—	—	10,584	10,584	—
Total PNCI loans	$236	$195	$1,598	$2,029	$859,471	$861,500	$—

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Originated Past Due Loans - As of December 31, 2018
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,675	$132	$478	$2,285	$341,511	$343,796	$—
Commercial	431	1,200	296	1,927	1,909,054	1,910,981	—
Total mortgage loans on real estate	2,106	1,332	774	4,212	2,250,565	2,254,777	—
Consumer:
Home equity lines of credit	908	47	609	1,564	282,889	284,453	—
Home equity loans	1,043	24	214	1,281	31,379	32,660	—
Other	298	17	—	315	33,705	34,020	—
Total consumer loans	2,249	88	823	3,160	347,973	351,133	—
Commercial	1,053	579	1,247	2,879	225,756	228,635	—
Construction:
Residential	209	—	—	209	90,494	90,703	—
Commercial	—	—	—	—	56,208	56,208	—
Total construction loans	209	—	—	209	146,702	146,911	—
Total loans	$5,617	$1,999	$2,844	$10,460	$2,970,996	$2,981,456	$—
The following table shows the ending balance of current and past due PNCI loans by loan category as of the date indicated:

	Analysis of PNCI Past Due Loans - As of December 31, 2018
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,009	$133	$156	$1,298	$168,494	$169,792	$—
Commercial	1,646	1,136	1,082	3,864	704,537	708,401	—
Total mortgage loans on real estate	2,655	1,269	1,238	5,162	873,031	878,193	—
Consumer:
Home equity lines of credit	304	35	237	576	40,381	40,957	—
Home equity loans	74	—	—	74	3,511	3,585	—
Other	160	—	—	160	21,499	21,659	—
Total consumer loans	538	35	237	810	65,391	66,201	—
Commercial	678	145	113	936	44,532	45,468	—
Construction:
Residential	—	—	—	—	30,593	30,593	—
Commercial	—	—	—	—	5,880	5,880	—
Total construction loans	—	—	—	—	36,473	36,473	—
Total loans	$3,871	$1,449	$1,588	$6,908	$1,019,427	$1,026,335	$—
Interest income on originated nonaccrual loans that would have been recognized during the three months ended September 30, 2019 and 2018, if all such loans had been current in accordance with their original terms, totaled $124,000 and $338,000, respectively. Interest income actually recognized on these originated loans during the three months ended September 30, 2019 and 2018 was $59,000 and $59,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the three months ended September 30, 2019 and 2018, if all such loans had been current in accordance with their original terms, totaled $201,000 and $39,000, respectively. Interest income actually recognized on these PNCI loans during the three months ended September 30, 2019 and 2018 was $92,000 and $12,000.
Interest income on originated nonaccrual loans that would have been recognized during the nine months ended September 30, 2019 and 2018, if all such loans had been current in accordance with their original terms, totaled $692,000 and $964,000, respectively. Interest income actually recognized on these originated loans during the nine months ended September 30, 2019 and 2018 was $145,000 and $133,000, respectively. Interest income on PNCI nonaccrual loans that would have been recognized during the nine months ended September 30, 2019 and 2018, if all such loans had been current in accordance with their original terms, totaled $322,000 and $93,000, respectively. Interest income actually recognized on these PNCI loans during the nine months ended September 30, 2019 and 2018 was $152,000 and $23,000.

The following table shows the ending balance of nonaccrual originated and PNCI loans by loan category as of the date indicated:

	Non Accrual Loans
	As of September 30, 2019			As of December 31, 2018
(in thousands)	Originated	PNCI	Total	Originated	PNCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$2,820	$908	$3,728	$3,244	$334	$3,578
Commercial	2,532	3,253	5,785	9,263	1,468	10,731
Total mortgage loans on real estate	5,352	4,161	9,513	12,507	1,802	14,309
Consumer:
Home equity lines of credit	1,188	426	1,614	1,429	885	2,314
Home equity loans	1,405	263	1,668	1,722	47	1,769
Other	90	3	93	3	4	7
Total consumer loans	2,683	692	3,375	3,154	936	4,090
Commercial	3,225	174	3,399	3,755	120	3,875
Construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Total construction	—	—	—	—	—	—
Total non accrual loans	$11,260	$5,027	$16,287	$19,416	$2,858	$22,274
Impaired originated loans are those where management has concluded that it is probable that the borrower will be unable to pay all amounts due in accordance with the original contractual terms of the loan agreement. The following tables show the recorded investment (financial statement balance), unpaid principal balance, average recorded investment, and interest income recognized for impaired Originated and PNCI loans, segregated by those with no related allowance recorded and those with an allowance recorded for the periods indicated. The average recorded investment in impaired loans and interest income recognized on impaired loans during the three months ended September 30, 2019 and 2018 was not considered significant for financial reporting purposes.

	Impaired Originated Loans – As of, or for the Nine months ended September 30, 2019
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,461	$3,053	$796	$3,849	$91	$4,214	$32
Commercial	6,006	4,423	1,329	5,752	26	9,096	59
Total mortgage loans on real estate	10,467	7,476	2,125	9,601	117	13,310	91
Consumer:
Home equity lines of credit	1,279	1,232	—	1,232	—	1,662	26
Home equity loans	2,157	1,542	238	1,780	46	1,973	5
Other	74	3	51	54	14	46	1
Total consumer loans	3,510	2,777	289	3,066	60	3,681	32
Commercial	4,760	611	3,716	4,327	1,199	4,769	22
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total construction loans	—	—	—	—	—	—	—
Total	$18,737	$10,864	$6,130	$16,994	$1,376	$21,760	$145

	Impaired PNCI Loans – As of, or for the Nine months ended September 30, 2019
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$959	$908	$—	$908	$—	$621	$9
Commercial	3,255	3,253	—	3,253	—	2,360	134
Total mortgage loans on real estate	4,214	4,161	—	4,161	—	2,981	143
Consumer:
Home equity lines of credit	741	444	241	685	84	844	—
Home equity loans	395	376	—	376	—	308	9
Other	95	72	23	95	4	103	—
Total consumer loans	1,231	892	264	1,156	88	1,255	9
Commercial	181	113	60	173	60	147
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total construction loans	—	—	—	—	—	—	—
Total	$5,626	$5,166	$324	$5,490	$148	$4,383	$152

	Impaired Originated Loans – As of, or for the Twelve Months Ended, December 31, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,594	$3,663	$308	$3,971	$56	$3,517	$90
Commercial	13,081	10,676	1,765	12,441	42	13,115	137
Total mortgage loans on real estate	17,675	14,339	2,073	16,412	98	16,632	227
Consumer:
Home equity lines of credit	1,900	1,749	111	1,860	71	1,885	43
Home equity loans	2,374	1,892	65	1,957	2	1,520	23
Other	3	—	3	3	3	17	2
Total consumer loans	4,277	3,641	179	3,820	76	3,422	68
Commercial	5,433	2,924	2,287	5,211	1,774	4,654	91
Construction:
Residential	—	—	—	—	—	5	—
Commercial	—	—	—	—	—	—	—
Total construction loans	—	—	—	—	—	5	—
Total	$27,385	$20,904	$4,539	$25,443	$1,948	$24,713	$386

	Impaired PNCI Loans – As of, or for the Twelve Months Ended, December 31, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$375	$334	$—	$334	$—	$529	$5
Commercial	3,110	1,468	—	1,468	—	1,713	183
Total mortgage loans on real estate	3,485	1,802	—	1,802	—	2,242	188
Consumer:
Home equity lines of credit	1,027	587	367	954	127	1,120	18
Home equity loans	252	47	197	244	101	155	—
Other	106	21	85	106	11	114	—
Total consumer loans	1,385	655	649	1,304	239	1,389	18
Commercial	120	113	7	120	7	60	1
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total construction loans	—	—	—	—	—	—	—
Total	$4,990	$2,570	$656	$3,226	$246	$3,691	$207

	Impaired Originated Loans – As of, or for the Nine months ended September 30, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,185	$3,251	$311	$3,562	$57	$3,883	$67
Commercial	12,553	9,619	2,370	11,989	268	11,549	208
Total mortgage loans on real estate	16,738	12,870	2,681	15,551	325	15,432	275
Consumer:
Home equity lines of credit	1,444	1,346	59	1,405	19	1,410	32
Home equity loans	2,554	1,960	157	2,117	30	1,753	24
Other	3	—	3	3	3	3	—
Total consumer loans	4,001	3,306	219	3,525	52	3,166	56
Commercial	4,868	2,135	2,497	4,632	1,857	4,626	78
Construction:
Residential	—	—	—	—	—	68	—
Commercial	—	—	—	—	—	—	—
Total construction loans	—	—	—	—	—	68	—
Total	$25,607	$18,311	$5,397	$23,708	$2,234	$23,292	$409

	Impaired PNCI Loans – As of, or for the Nine months ended September 30, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related Allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,302	$1,219	$—	$1,219	$—	$1,275	$—
Commercial	1,255	1,255	—	1,255	—	627	58
Total mortgage loans on real estate	2,557	2,474	—	2,474	—	1,902	58
Consumer:
Home equity lines of credit	852	625	158	783	149	909	13
Home equity loans	296	50	239	289	145	287	9
Other	240	—	240	240	100	257	7
Total consumer loans	1,388	675	637	1,312	394	1,453	29
Commercial	—	—	—	—	—	—	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total construction loans	—	—	—	—	—	—	—
Total	$3,945	$3,149	$637	$3,786	$394	$3,355	$87
Originated loans classified as TDRs and impaired were $8,556,000, $10,253,000, and $8,845,000 at September 30, 2019, December 31, 2018, and September 30, 2018, respectively. PNCI loans classified as TDRs and impaired were $738,000, $615,000, and $840,000 at September 30, 2019, December 31, 2018 and September 30, 2018, respectively. The Company had no significant obligations to lend additional funds on Originated or PNCI TDRs as of September 30, 2019, December 31, 2018, or September 30, 2018.

The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the three months ended September 30, 2019
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	2	$496	$500	$30	—	$—	$—
Commercial	2	60	67	—	—	—	—
Total mortgage loans on real estate	4	556	567	30	—	—	—
Consumer:
Home equity lines of credit	—	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	—	—	—
Commercial	4	150	148	(2)	—	—	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total construction loans	—	—	—	—	—	—	—
Total	4	$706	$715	$28	—	$—	$—

	TDR Information for the nine months ended September 30, 2019
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	3	$659	$662	$30	$—	$—	$—
Commercial	2	60	67	—	—	—	—
Total mortgage loans on real estate	5	719	729	30	—	—	—
Consumer:
Home equity lines of credit	1	65	68	—	—	—	—
Home equity loans	2	149	147	29	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	3	214	215	29	—	—	—
Commercial	10	1,918	1,885	—	1	7	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total construction loans	—	—	—	—	—	—	—
Total	18	$2,851	$2,829	$59	$1	$7	$—

	TDR Information for the three months ended September 30, 2018
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	—	$—	$—	$—	$—	$—	$—
Commercial	4	1,326	1,324	(308)	—	—	—
Total mortgage loans on real estate	4	1,326	1,324	(308)	—	—	—
Consumer:
Home equity lines of credit	—	—	—	—	1	128	—
Home equity loans	1	478	478	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	1	478	478	—	1	128	—
Commercial	2	203	203	—	—	—	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total construction loans	—	—	—	—	—	—	—
Total	7	$2,007	$2,005	$(308)	$1	$128	$—

	TDR Information for the nine months ended September 30, 2018
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	—	$—	$—	$—	$—	$—	$—
Commercial	6	1,743	1,741	(262)	1	169	—
Total mortgage loans on real estate	6	1,743	1,741	(262)	1	169	—
Consumer:
Home equity lines of credit	1	133	138	—	1	128	—
Home equity loans	2	599	599	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	3	732	737	—	1	128	—
Commercial	4	619	623	(3)	4	340	(2)
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total construction loans	—	—	—	—	—	—	—
Total	13	$3,094	$3,101	$(265)	$6	$637	$(2)
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

Note 6 - Leases
The Company adopted ASU 2016-2 “Leases” (Topic 842) as of January 1, 2019, which requires the Company to record a right-of-use asset (“ROUA”) on the consolidated balance sheets for those leases that convey rights to control use of identified assets for a period of time in exchange for consideration. The Company is also required to record a lease liability on the consolidated balance sheets for the present value of future payment commitments. All of the Company’s leases are comprised of operating leases in which the Company is lessee of real estate property for branches, ATM locations, and general administration and operations. The Company elected not to include short-term leases (i.e. leases with initial terms of twelve months or less) within the ROUA and lease liability. Known or determinable adjustments to the required minimum future lease payments were included in the calculation of the Company’s ROUA and lease liability. Adjustments to the required minimum future lease payments that are variable and will not be determinable until a future period, such as changes in the consumer price index, are included as variable lease costs. Additionally, expected variable payments for common area maintenance, taxes and insurance were unknown and not determinable at lease commencement and therefore, were not included in the determination of the Company’s ROUA or lease liability.
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
The following table presents the components of lease expense for the three and nine months ended September 30, 2019:

(in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$1,306	$3,924
Short-term lease cost	65	194
Variable lease cost	(13)	(33)
Sublease income	(32)	(98)
Total lease cost	$1,326	$3,987
Prior to the adoption of ASU 2016-2, rent expense under operating leases was $1,161,000 and $2,937,000 during the three and nine months ended September 30, 2018, respectively. Rent expense was offset by rent income of $10,000 and $31,000 during the three and nine months ended September 30, 2018, respectively.
The following table presents supplemental cash flow information related to leases for the nine months ended September 30, 2019:

(in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,236	$3,683
ROUA obtained in exchange for operating lease liabilities	$—	$32,162
The following table presents the weighted average operating lease term and discount rate at September 30, 2019:

Weighted-average remaining lease term	9.4 years
Weighted-average discount rate	3.19%
At September 30, 2019, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2019	$1,180
2020	4,389
2021	4,235
2022	3,896
2023	3,216
Thereafter	16,682
33,598
Discount for present value of expected cash flows	(5,104)
Lease liability at September 30, 2019	$28,494

Note 7 - Deposits
A summary of the balances of deposits follows (in thousands):

	September 30, 2019	December 31, 2018
Noninterest-bearing demand	$1,777,357	$1,760,580
Interest-bearing demand	1,222,955	1,252,366
Savings	1,843,873	1,921,324
Time certificates, $250,000 or more	148,449	132,429
Other time certificates	302,773	299,767
Total deposits	$5,295,407	$5,366,466
Certificate of deposit balances of $50,000,000 and $60,000,000 from the State of California were included in time certificates, over $250,000, at September 30, 2019 and December 31, 2018, respectively. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company. Overdrawn deposit balances of $1,431,000 and $1,469,000 were classified as consumer loans at September 30, 2019 and December 31, 2018, respectively
Note 8 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	September 30, 2019	December 31, 2018
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$325,681	$306,191
Consumer loans	512,345	496,575
Real estate mortgage loans	189,700	140,292
Real estate construction loans	182,701	248,996
Standby letters of credit	12,368	11,346
Deposit account overdraft privilege	111,187	111,956

Note 9 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $7,011,000 and $13,507,000 during the three months ended September 30, 2019 and 2018, respectively and $25,361,000 and $22,649,000 during the nine months ended September 30, 2019 and 2018, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight (DBO). Absent approval from the Commissioner of the DBO, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On August 21, 2007, the Board of Directors adopted a plan to repurchase, as conditions warrant, up to 500,000 shares of the Company’s common stock on the open market. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. This stock repurchase plan has no expiration date. As of September 30, 2019, the Company had repurchased 196,566 shares under this plan. During the nine month periods ended September 30, 2019 and 2018, there were no shares of common stock repurchased under this plan.

Stock Repurchased Under Equity Compensation Plans
During the three months ended September 30, 2019 and 2018, employees tendered 3,820 and 11,630 shares, respectively, of the Company’s common stock with market value of $147,000, and $453,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to equity compensation plan instruments as permitted by the Company’s shareholder-approved equity compensation plans. During the nine months ended September 30, 2019 and 2018, employees tendered 123,734 and 28,850 shares, respectively, of the Company’s common stock with market value of $4,842,000, and $1,124,000, respectively, in lieu of cash to exercise options to purchase shares of the Company’s stock and to pay income taxes related to equity compensation plan instruments as permitted by the Company’s shareholder-approved equity compensation plans. The tendered shares were retired. The market value of tendered shares is based on the last market trade price at closing on the day an option is exercised. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the stock repurchase plan announced on August 21, 2007.
Note 10 - Stock Options and Other Equity-Based Incentive Instruments
The Company’s 2009 Equity Incentive Plan (2009 Plan) expired on March 26, 2019. While no new awards can be granted under the 2009 Plan, existing grants continue to be governed by the terms, conditions and procedures set forth in any applicable award agreement. On April 16, 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (2019 Plan) which was approved by shareholders on May 21, 2019. The 2019 Plan allows for up to 1,500,000 shares to be issued in connection with equity-based incentives. All grants of equity awards made during the nine months ended September 30, 2019 were made from the 2019 Plan.
Stock option activity during the nine months ended September 30, 2019 is summarized in the following table:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price
Outstanding at December 31, 2018	343,000	$12.63 to $23.21	$16.67
Options granted	—	— to —	—
Options exercised	(166,000)	$12.63 to $19.46	15.93
Options forfeited	—	— to —	—
Outstanding at September 30, 2019	177,000	$14.54 to $23.21	$17.52
The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of September 30, 2019:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	176,625	375	177,000
Weighted average exercise price	$17.50	$23.21	$17.52
Intrinsic value (in thousands)	$3,321	$5	$3,326
Weighted average remaining contractual term (yrs.)	2.9	5.0	2.9
The 375 options that are currently not exercisable as of September 30, 2019 are expected to vest, on a weighted-average basis, over the next three months. The Company did not modify any option grants during 2018 or the nine months ended September 30, 2019.

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2018	66,947	45,536
RSUs granted	35,272	22,898
RSUs added through dividend and performance credits	946	7,414
RSUs released	(30,461)	(22,237)
RSUs forfeited/expired	(1,876)	(2,299)
Outstanding at September 30, 2019	70,828	51,312
The 70,828 of service condition vesting RSUs outstanding as of September 30, 2019 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of

RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 70,828 of service condition vesting RSUs outstanding as of September 30, 2019 are expected to vest, and be released, on a weighted-average basis, over the next 1.2 years. The Company expects to recognize $2,135,210 of pre-tax compensation costs related to these service condition vesting RSUs between September 30, 2019 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2018 or during the nine months ended September 30, 2019.
The 51,312 of market plus service condition vesting RSUs outstanding as of September 30, 2019 are expected to vest, and be released, on a weighted-average basis, over the next 1.9 years. The Company expects to recognize $1,045,845 of pre-tax compensation costs related to these RSUs between September 30, 2019 and their vesting dates. As of September 30, 2019, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 76,968 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2018 or during the nine months ended September 30, 2019.
Note 11 - Non-interest Income and Expense
The following table summarizes the Company’s non-interest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
ATM and interchange fees	$5,427	$4,590	$15,412	$13,335
Service charges on deposit accounts	4,327	4,015	12,389	11,407
Other service fees	808	676	2,198	2,020
Mortgage banking service fees	483	499	1,441	1,527
Change in value of mortgage servicing rights	(455)	(37)	(1,652)	38
Total service charges and fees	10,590	9,743	29,788	28,327
Increase in cash value of life insurance	773	732	2,294	1,996
Asset management and commission income	721	728	2,102	2,414
Gain on sale of loans	1,236	539	2,223	1,831
Lease brokerage income	172	186	631	514
Sale of customer checks	126	88	401	327
Gain on sale of investment securities	107	207	107	207
Gain (loss) on marketable equity securities	22	(22)	100	(92)
Other	361	135	1,688	942
Total other non-interest income	3,518	2,593	9,546	8,139
Total non-interest income	$14,108	$12,336	$39,334	$36,466

The components of non-interest expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Base salaries, net of deferred loan origination costs	$17,656	$15,685	$51,624	$44,076
Incentive compensation	3,791	4,515	10,064	9,126
Benefits and other compensation costs	5,452	5,623	17,058	15,726
Total salaries and benefits expense	26,899	25,823	78,746	68,928
Occupancy	3,711	3,173	11,223	8,574
Data processing and software	3,411	2,786	10,114	7,979
Equipment	1,679	1,750	5,298	4,938
Intangible amortization	1,431	1,390	4,293	2,068
Advertising	1,358	1,341	4,222	3,214
ATM and POS network charges	1,343	1,197	3,936	3,860
Professional fees	999	1,352	2,895	2,898
Telecommunications	867	819	2,437	2,201
Regulatory assessments and insurance	94	537	1,095	1,384
Merger and acquisition expense	—	4,150	—	5,227
Postage	438	275	1,063	934
Operational losses	228	217	679	763
Courier service	357	278	1,039	769
Gain on sale of foreclosed assets	(50)	(2)	(246)	(390)
Loss on disposal of fixed assets	2	152	82	206
Other miscellaneous expense	3,577	2,290	11,617	9,673
Total other non-interest expense	19,445	21,705	59,747	54,298
Total non-interest expense	$46,344	$47,528	$138,493	$123,226

Note 12 - Earnings Per Share
Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock units (RSUs), and are determined using the treasury stock method. Earnings per share have been computed based on the following:

	Three months ended September 30,
(in thousands)	2019	2018
Net income	$23,395	$16,170
Average number of common shares outstanding	30,509	30,011
Effect of dilutive stock options and restricted stock	120	280
Average number of common shares outstanding used to calculate diluted earnings per share	30,629	30,291
Options excluded from diluted earnings per share because the effect of these options was antidilutive	42	10

	Nine months ended September 30, 2019
(in thousands)	2019	2018
Net income	$69,182	$45,109
Average number of common shares outstanding	30,464	25,317
Effect of dilutive stock options and restricted stock	179	300
Average number of common shares outstanding used to calculate diluted earnings per share	30,643	25,617
Options excluded from diluted earnings per share because the effect of these options was antidilutive	42	10

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
The components of other comprehensive income (loss) and related tax effects are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Unrealized holding gains (losses) on available for sale securities before reclassifications	$5,355	$(8,193)	$27,618	$(29,134)
Amounts reclassified out of accumulated other comprehensive income:
Realized (gain) loss on debt securities	(107)	(207)	(107)	(207)
Adoption ASU 2016-01	—	—	—	62
Adoption ASU 2018-02	—	—	—	(425)
Total amounts reclassified out of accumulated other comprehensive income (loss)	(107)	(207)	(107)	(570)
Unrealized holding gains (losses) on available for sale securities after reclassifications	5,248	(8,400)	27,511	(29,704)
Tax effect	(1,551)	2,483	(8,133)	8,763
Unrealized holding gains (losses) on available for sale securities, net of tax	3,697	(5,917)	19,378	(20,941)
Change in unfunded status of the supplemental retirement plans before reclassifications	(89)	—	(266)	668
Amounts reclassified out of accumulated other comprehensive income (loss):
Amortization of prior service cost	(13)	(13)	(40)	(40)
Amortization of actuarial losses	102	128	306	382
Adoption ASU 2018-02	—	—	—	(668)
Total amounts reclassified out of accumulated other comprehensive income (loss)	89	115	266	(326)
Change in unfunded status of the supplemental retirement plans after reclassifications	—	115	—	342
Tax effect	—	(34)	—	(101)
Change in unfunded status of the supplemental retirement plans, net of tax	—	81	—	241
Total other comprehensive income (loss)	$3,697	$(5,836)	$19,378	$(20,700)

The components of accumulated other comprehensive income (loss), included in shareholders’ equity, are as follows:

(in thousands)	September 30, 2019	December 31, 2018
Net unrealized gain (loss) on available for sale securities	$6,537	$(20,974)
Tax effect	(1,932)	6,201
Unrealized holding gain (loss) on available for sale securities, net of tax	4,605	(14,773)
Unfunded status of the supplemental retirement plans	(4,802)	(4,802)
Tax effect	1,420	1,420
Unfunded status of the supplemental retirement plans, net of tax	(3,382)	(3,382)
Joint beneficiary agreement liability	276	276
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	276	276
Accumulated other comprehensive gain (loss)	$1,499	$(17,879)

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
Marketable equity securities and debt securities available for sale - Marketable equity securities and debt securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. The Company had no securities classified as Level 3 during any of the periods covered in these financial statements.
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
Foreclosed assets - Foreclosed assets include assets acquired through, or in lieu of, loan foreclosure. Foreclosed assets are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. When the fair value of foreclosed assets is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired originated loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, such as deviations from comparable sales, and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense.
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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at September 30, 2019	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,974	$2,974	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	495,637	—	495,637	—
Obligations of states and political subdivisions	111,910	—	111,910	—
Corporate bonds	4,528	—	4,528	—
Asset backed securities	372,005	—	372,005	—
Loans held for sale	7,604	—	7,604	—
Mortgage servicing rights	6,072	—	—	6,072
Total assets measured at fair value	$1,000,730	$2,974	$991,684	$6,072

Fair value at December 31, 2018	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,874	$2,874	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	629,981	—	629,981	—
Obligations of states and political subdivisions	126,072	—	126,072	—
Corporate bonds	4,478	—	4,478	—
Asset backed securities	354,505	—	354,505	—
Loans held for sale	3,687	—	3,687	—
Mortgage servicing rights	7,098	—	—	7,098
Total assets measured at fair value	$1,128,695	$2,874	$1,118,723	$7,098

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the nine months ended September 30, 2019 or the year ended December 31, 2018.
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

Three months ended September 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2019: Mortgage servicing rights	$6,229	—	$(455)	$298	$6,072
2018: Mortgage servicing rights	$7,021	—	$(37)	$138	$7,122

Nine months ended September 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2019: Mortgage servicing rights	$7,098	—	$(1,652)	$626	$6,072
2018: Mortgage servicing rights	$6,687	—	$38	$397	$7,122
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
The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2019 and December 31, 2018:

As of September 30, 2019:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,072	Discounted cash flow	Constant prepayment rate	7% - 42%; 11%
			Discount rate	10% - 14%; 12%
As of December 31, 2018:
Mortgage Servicing Rights	$7,098	Discounted cash flow	Constant prepayment rate	5% - 27.3%; 7.6%
			Discount rate	12% - 13%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

September 30, 2019	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$1,055	—	—	$1,055	$(652)
Foreclosed assets	417	—	—	417	(27)
Total assets measured at fair value	$1,472	—	—	$1,472	$(679)

December 31, 2018	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$281	—	—	$281	$(294)
Foreclosed assets	1,311	—	—	1,311	(8)
Total assets measured at fair value	$1,592	—	—	$1,592	$(302)

September 30, 2018	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$445	—	—	$445	$(808)
Foreclosed assets	863	—	—	863	(23)
Total assets measured at fair value	$1,308	—	—	$1,308	$(831)
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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2019:

September 30, 2019	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$1,055	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	Not meaningful N/A
Foreclosed assets (Residential real estate)	$417	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2018:

December 31, 2018	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$281	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	(16.30)% - 35.14%; 10.45% N/A
Foreclosed assets (Residential real estate)	$693	Sales comparison approach	Adjustment for differences between comparable sales	(21.83)% - 7.25%; (3.75)%
Foreclosed assets (Commercial real estate)	$618	Sales comparison approach	Adjustment for differences between comparable sales	(65)% - 20%; (45)%

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

	September 30, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$118,960	$118,960	$119,781	$119,781
Cash at Federal Reserve and other banks	140,087	140,087	107,752	107,752
Level 2 inputs:
Securities held to maturity	393,449	399,699	444,936	437,370
Restricted equity securities	17,250	N/A	17,250	N/A
Loans held for sale	7,604	7,604	3,687	4,616
Level 3 inputs:
Loans, net	4,150,811	4,137,528	3,989,432	4,006,986
Financial liabilities:
Level 2 inputs:
Deposits	5,295,407	5,294,348	5,366,466	5,362,173
Other borrowings	16,423	16,423	15,839	15,839
Level 3 inputs:
Junior subordinated debt	57,180	56,209	57,042	62,610

(in thouands)	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$1,210,427	$12,104	$1,192,054	$11,921
Standby letters of credit	12,368	124	11,346	113
Overdraft privilege commitments	111,187	1,112	111,956	1,120
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of September 30, 2019 and December 31, 2018 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of September 30, 2019 and December 31, 2018 based on the then phased-in provisions of the Basel III Capital Rules. As of January 1, 2019, the minimum required capital levels of the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required – Basel III Fully Phased In		Required to be Considered Well Capitalized
As of September 30, 2019:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$735,884	15.23%	$507,335	10.50%	N/A	N/A
Tri Counties Bank	$731,359	15.14%	$507,152	10.50%	$483,002	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$701,703	14.52%	$410,700	8.50%	N/A	N/A
Tri Counties Bank	$697,178	14.43%	$410,551	8.50%	$386,401	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$646,240	13.37%	$338,224	7.00%	N/A	N/A
Tri Counties Bank	$697,178	14.43%	$338,101	7.00%	$313,951	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$701,703	11.31%	$248,073	4.00%	N/A	N/A
Tri Counties Bank	$697,178	11.24%	$248,068	4.00%	$310,085	5.00%

	Actual		Minimum Capital Required – Basel III Phase-inSchedule		Minimum Capital Required – Basel III Fully Phased In		Required to be Considered Well Capitalized
As of December 31, 2018:	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$682,419	14.40%	$467,874	9.875%	$497,486	10.50%	N/A	N/A
Tri Counties Bank	$680,624	14.37%	$467,704	9.875%	$497,305	10.50%	$473,624	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$647,262	13.66%	$373,115	7.875%	$402,727	8.50%	N/A	N/A
Tri Counties Bank	$645,467	13.63%	$372,979	7.875%	$402,581	8.50%	$378,899	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$591,933	12.49%	$302,045	6.375%	$331,658	7.00%	N/A	N/A
Tri Counties Bank	$645,467	13.63%	$301,935	6.375%	$331,537	7.00%	$307,856	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$647,262	10.68%	$242,452	4.000%	$242,452	4.00%	N/A	N/A
Tri Counties Bank	$645,467	10.65%	$242,447	4.000%	$242,447	4.00%	$303,059	5.00%
As of September 30, 2019 and December 31, 2018, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at September 30, 2019 and December 31, 2018, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At September 30, 2019, the Company and the Bank are in compliance with the capital conservation buffer requirement.

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
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A detailed discussion related to the Company’s accounting policies including those related to estimates on the allowance for loan losses, other than temporary impairment of investments and impairment of intangible assets, can be found in Note 1 of the consolidated financial statements included in the Company’s annual report of Form 10-K for the year ended December 31, 2018.

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
Financial Highlights
Following the acquisition of FNB Bancorp on July 7, 2018, the period ended September 30, 2019 represents the first year over year comparable period end of the combined entity. Performance highlights and other developments for the Company included the following:
•For the three and nine months ended September 30, 2019, the Company’s return on average assets was 1.44% and 1.44%, respectively, and the return on average equity was 10.42% and 10.67%, respectively.
•For the three and nine months ended September 30, 2019, the Company's diluted earnings per share was $0.76 and $2.25, respectively, as compared to $0.53 and $1.76 for the same periods ended 2018.
•As of September 30, 2019, the Company reported total loans, total assets and total deposits of $4.18 billion, $6.38 billion and $5.30 billion, respectively.
•The loan to deposit ratio was 79.0% as of September 30, 2019 as compared to 76.8% at June 30, 2019 and 79.0% at September 30, 2018.
•For the current quarter, net interest margin was 4.44% on a tax equivalent basis as compared to 4.29% in the quarter ended September 30, 2018 and decreased 6 basis points from the trailing quarter.
•Non-interest bearing deposits as a percentage of total deposits were 33.6% at September 30, 2019, as compared to 33.3% at June 30, 2019 and 33.6% at September 30, 2018.
•The average rate of interest paid on deposits, including non-interest-bearing deposits, remained low but increased slightly to 0.23% for the third quarter of 2019 as compared with 0.22% for the trailing quarter, and an increase of 7 basis points from the average rate paid during the same quarter of the prior year.
•Non-performing assets to total assets were 0.31% at September 30, 2019, as compared to 0.35% as of June 30, 2019, and 0.47% at December 31, 2018.
•The balance of nonperforming loans decreased by $2.0 million, and was facilitated by the sale of loans and charge-offs. Net charge-offs (recoveries) for the quarter ended September 30, 2019 and 2018 were $1.0 million and ($0.2) million, respectively, while net charge-offs (recoveries) for the nine months ended September 30, 2019 were ($0.3) million and $0.5 million, respectively.
•For the three months ended September 30, 2019, the efficiency ratio declined to 58.8%, as compared to 60.1%, in the trailing quarter and 65.3% in the same quarter of the 2018 year. Excluding merger and acquisition costs from the 2018 year results in an efficiency ratio of 59.56%.
•Non-interest income associated with service charges and fees increased by 4.6% over the trailing quarter and 8.7% over the same quarter in the prior year.

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net interest income	64,688	$60,489	$192,873	$151,344
Reversal of (provision for) loan losses	329	(2,651)	1,392	(1,777)
Non-interest income	14,108	12,336	39,334	36,466
Non-interest expense	(46,344)	(47,528)	(138,493)	(123,226)
Provision for income taxes	(9,386)	(6,476)	(25,924)	(17,698)
Net income	$23,395	$16,170	$69,182	$45,109
Per Share Data:
Basic earnings per share	$0.77	$0.54	$2.27	$1.78
Diluted earnings per share	$0.76	$0.53	$2.25	$1.76
Dividends paid	$0.22	$0.17	$0.60	$0.51
Book value at period end			$29.39	$26.37
Average common shares outstanding	30,509	30,011	30,464	25,317
Average diluted common shares outstanding	30,629	30,291	30,643	25,617
Shares outstanding at period end			30,512	30,418
At period end:
Loans, net			4,150,811	3,995,833
Total investment securities			1,397,753	1,535,953
Total assets			6,384,883	6,318,865
Total deposits			5,295,407	5,093,117
Other borrowings			16,423	282,831
Shareholders’ equity			896,665	802,115
Financial Ratios:
During the period:
Return on average assets (annualized)	1.44%	1.05%	1.44%	1.15%
Return on average equity (annualized)	10.42%	9.11%	10.67%	10.44%
Net interest margin(1) (annualized)	4.44%	4.29%	4.48%	4.22%
Efficiency ratio	58.82%	65.26%	59.64%	65.61%
Average equity to average assets	13.80%	12.74%	13.50%	11.48%
At end of period:
Equity to assets			14.04%	12.69%
Total capital to risk-adjusted assets			15.23%	13.90%
(1) Fully taxable equivalent (FTE)
The financial results above were primarily benefited by an increase in interest-earning assets during both the three and nine month periods ended September 30, 2019 as compared to the same 2018 periods. While the growth in interest-earning assets was funded by increases in interest-bearing liabilities, net interest income was benefited by reductions in both the rates paid and average balance of other borrowings which were paid down as the balance of average deposits increased.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net interest income	$64,688	$60,489	$192,873	$151,344
Reversal of (provision for) loan losses	329	(2,651)	1,392	(1,777)
Non-interest income	14,108	12,336	39,334	36,466
Non-interest expense	(46,344)	(47,528)	(138,493)	(123,226)
Provision for income taxes	(9,386)	(6,476)	(25,924)	(17,698)
Net income	$23,395	$16,170	$69,182	$45,109
The Company reported net income of $23,395,000 and $69,182,000 for the quarter and nine months ended September 30, 2019, respectively, compared to $16,170,000 and $45,109,000 for the quarter and nine months ended September 30, 2018, respectively. Diluted earnings per share were $0.76 and $2.25 for the quarter and nine months ended September 30, 2019, respectively, compared to $0.53 and $1.76 for the quarter and nine months ended September 30, 2018, respectively.
Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest income	68,889	64,554	204,526	160,153
Interest expense	(4,201)	(4,065)	(11,653)	(8,809)
FTE adjustment	289	357	929	982
Net interest income (FTE)	$64,977	$60,846	$193,802	$152,326
Net interest margin (FTE)	4.44%	4.29%	4.48%	4.22%
Acquired loans discount accretion, net:
Amount (included in interest income)	$2,360	$2,098	$5,919	$3,289
Effect on average loan yield	0.23%	0.21%	0.19%	0.13%
Effect on net interest margin (FTE)	0.16%	0.14%	0.08%	0.05%
Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or accreted (added to) interest income over the remaining life of the loan. Generally, as time goes on, the effects of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining (unaccreted) discount or (unamortized) premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. During the three and nine months ended September 30, 2019, purchased loan discount accretion was $2,360,000 and $5,919,000, respectively. During the three and nine months ended September 30, 2018, purchased loan discount accretion was $2,098,000 and $3,289,000, respectively. On a year over year basis, the increase in discount accretion is directly attributable to the acquisition of FNB Bancorp in July 2018. Quarter over quarter, the increase in accretion is attributed to an increased level of pay-off activity resulting from the declining rate environment.

Summary of Average Balances, Yields/Rates and Interest Differential
The following table presents, for the three month periods indicated, information regarding the Company’s consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income from average interest-earning assets and resulting yields, and the amount of interest expense paid on interest- bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual loans only to the extent cash payments have been received and applied to interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate (dollars in thousands).

	For the three months ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$4,142,602	$56,999	5.46%	$4,019,391	$53,102	5.24%
Investment securities - taxable	1,403,653	10,172	2.88%	1,326,756	9,648	2.89%
Investment securities - nontaxable(1)	133,038	1,250	3.73%	163,309	1,546	3.76%
Total investments	1,536,691	11,422	2.95%	1,490,065	11,194	2.98%
Cash at Federal Reserve and other banks	130,955	757	2.29%	119,635	615	2.04%
Total interest-earning assets	5,810,248	69,178	4.72%	5,629,091	64,911	4.57%
Other assets	642,222			626,622
Total assets	$6,452,470			$6,255,713
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,240,548	$284	0.09%	$1,125,159	$248	0.09%
Savings deposits	1,861,166	1,192	0.25%	1,803,022	833	0.18%
Time deposits	447,669	1,574	1.39%	430,286	991	0.91%
Total interest-bearing deposits	3,549,383	3,050	0.34%	3,358,467	2,072	0.24%
Other borrowings	73,350	334	1.81%	246,637	1,178	1.89%
Junior subordinated debt	57,156	817	5.67%	56,973	815	5.68%
Total interest-bearing liabilities	3,679,889	4,201	0.45%	3,662,077	4,065	0.44%
Noninterest-bearing deposits	1,777,852			1,710,374
Other liabilities	104,062			86,131
Shareholders’ equity	890,667			797,131
Total liabilities and shareholders’ equity	$6,452,470			$6,255,713
Net interest spread(2)			4.27%			4.13%
Net interest income and interest margin(3)		$64,977	4.44%		$60,846	4.29%
(1)Fully taxable equivalent (FTE)
(2)Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(3)Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets, then annualized based on the number of days in the given period.
During the comparable three month periods above, net interest income and net interest margin were benefited by both the increases in average volume and rates earned on loans. These benefits were partially offset by the increases in rates paid on savings and time deposits. Total average interest-earning assets increased as a percent of total average interest-bearing liabilities during these comparable nine-month periods increased from 154% to 158%, which contributed to the growth in net interest income and net interest margin of $4,131,000 and 15 basis points, respectively. See the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid, below for additional information.

The following table presents, for the nine month periods indicated, information regarding the Company’s consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income from average interest-earning assets and resulting yields, and the amount of interest expense paid on interest- bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual loans only to the extent cash payments have been received and applied to interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate (dollars in thousands).

	For the nine months ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$4,070,568	$166,888	5.48%	$3,387,390	$130,455	5.15%
Investment securities - taxable	1,420,426	31,849	3.00%	1,192,304	25,042	2.81%
Investment securities - nontaxable(1)	138,580	4,024	3.88%	145,298	4,254	3.91%
Total investments	1,559,006	35,873	3.08%	1,337,602	29,296	2.93%
Cash at Federal Reserve and other banks	148,995	2,694	2.42%	101,889	1,384	1.82%
Total interest-earning assets	5,778,569	205,455	4.75%	4,826,881	161,135	4.46%
Other assets	643,130			449,020
Total assets	$6,421,699			$5,275,901
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,263,312	$860	0.09%	$1,038,775	$673	0.09%
Savings deposits	1,892,122	3,631	0.26%	1,524,048	1,671	0.15%
Time deposits	443,546	4,277	1.29%	350,559	2,058	0.78%
Total interest-bearing deposits	3,598,980	8,768	0.33%	2,913,382	4,402	0.20%
Other borrowings	35,814	384	1.43%	165,026	2,106	1.71%
Junior subordinated debt	57,109	2,501	5.86%	56,928	2,301	5.39%
Total interest-bearing liabilities	3,691,903	11,653	0.42%	3,135,336	8,809	0.38%
Noninterest-bearing deposits	1,761,037			1,462,209
Other liabilities	101,947			72,772
Shareholders’ equity	866,812			605,584
Total liabilities and shareholders’ equity	$6,421,699			$5,275,901
Net interest spread(2)			4.33%			4.08%
Net interest income and interest margin(3)		$193,802	4.48%		$152,326	4.22%
(1)Fully taxable equivalent (FTE)
(2)Net interest spread represents the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
(3)Net interest margin is computed by calculating the difference between interest income and interest expense, divided by the average balance of interest-earning assets, then annualized based on the number of days in the given period.
The change in average balances of assets and liabilities were significantly impacted by the July 6, 2018 acquisition of FNB Bancorp. During the comparable nine month periods above, net interest income and net interest margin were benefited by both the increases in average volume and rates earned on loans. These benefits were partially offset by the increases in rates paid on savings and time deposits. Total average interest-earning assets increased as a percent of total average interest-bearing liabilities during these comparable nine-month periods increased from 154% to 156%, which contributed to the growth in net interest income and net interest margin of $41,476,000 and 26 basis points, respectively. See the "Summary of changes in interest income and expense due to changes in average asset and liability balances and yields earned and rates paid", below for additional information.

Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid
The following table sets forth, for the period identified, a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

(in thousands)	Three months ended September 30, 2019 compared with three months ended September 30, 2018
	Volume	Rate	Total
Increase in interest income:
Loans	$1,657	$2,240	$3,897
Investment securities(1)	345	(117)	228
Cash at Federal Reserve and other banks	61	81	142
Total interest-earning assets	2,063	2,204	4,267
Increase (decrease) in interest expense:
Interest-bearing demand deposits	26	10	36
Savings deposits	28	331	359
Time deposits	42	541	583
Other borrowings	(792)	(52)	(844)
Junior subordinated debt	3	(1)	2
Total interest-bearing liabilities	(693)	829	136
Increase in net interest income	$2,756	$1,375	$4,131
(1)Fully taxable equivalent (FTE)

(in thousands)	Nine months ended September 30, 2019 compared with nine months ended September 30, 2018
	Volume	Rate	Total
Increase in interest income:
Loans	$27,597	$8,836	$36,433
Investment securities(1)	4,834	1,743	6,577
Cash at Federal Reserve and other banks	1,058	252	1,310
Total interest-earning assets	33,489	10,831	44,320
Increase (decrease) in interest expense:
Interest-bearing demand deposits	152	35	187
Savings deposits	478	1,482	1,960
Time deposits	648	1,571	2,219
Other borrowings	(1,430)	(292)	(1,722)
Junior subordinated debt	7	193	200
Total interest-bearing liabilities	(145)	2,989	2,844
Increase in net interest income	$33,634	$7,842	$41,476
(1)Fully taxable equivalent (FTE)
The following commentary regarding net interest income, interest income and interest expense may be best understood while referencing the Summary of Average Balances, Yields/Rates and Interest Differential and the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid shown above.
Net interest income (FTE) during the three months ended September 30, 2019 increased $4,131,000 or 6.8% to $64,977,000 compared to $60,846,000 during the three months ended September 30, 2018. The increase in net interest income (FTE) was primarily due to both an increase in the average balances, and increase in market rates, on loans. Increases in average balance of loans added $1,657,000 to net interest income. Increases in market rates and purchase discount accretion added $1,375,000 to net interest income, due to increases in rates earned on interest-earnings assets outpacing increases in rates paid on interest-bearing liabilities.

The index utilized in a significant portion of the Company’s variable rate loans, Wall Street Journal Prime, has decreased during the quarter by 0.50% to 5.00% at September 30, 2019, consistent with the rate at September 30, 2018. As compared to the same quarter in the prior year, average loan yields increased 22 basis points to 5.46% during the three months ended September 30, 2019 from 5.24% during the three months ended September 30, 2018. Of the 22 basis point increase in yields on loans, 20 basis points was attributable to increases in market rates while 2 basis points was from increased accretion of purchased loans.
The organic growth in deposits was driven primarily by normal and expected seasonal trends as well as the impact of deposit customer’s receipt of insurance proceeds from the property and casualty losses incurred in connection with the wildfires in Northern California. This growth in deposits allowed for the repayment of overnight borrowings resulting in a reduction in interest expense of $792,000, however, the increases in rates paid on deposit products increased interest expense by $882,000 for the three month period ended September 30, 2019 as compared with the same period in 2018. The Company’s cost of interest-bearing deposits increased from 24 basis points during the three months ended September 30, 2018 to 34 basis points during the three months ended September 30, 2019.
Net interest income (FTE) during the nine months ended September 30, 2019 increased $41,476,000 or 27.2% to $193,802,000 compared to $152,326,000 during the nine months ended September 30, 2018. The increase in net interest income (FTE) was primarily due to an increase both in the average balance and rate on loans and investment securities, which were partially offset by an increase in the average rates paid on interest-bearing deposits which increased by 13 basis points to 0.33% for the nine months ended September 30, 2019 as compared to the 0.20% for the nine months ended September 30, 2018. The 13 basis point increase in the average rate paid on interest-bearing deposits was due to increases in competitive pressures related to the rates which the Company pays on its savings and time deposits. However, the growth in total average deposits during the comparable nine-month periods allowed for the repayment of overnight borrowings which, combined with changes in related rates, contributed to a decrease in related interest expense of $1,722,000.
During the nine months ended September 30, 2019, the average balance of loans increased by $683,178,000 or 20.2% to$4,070,568,000. This increase in loan volume combined with the 33 basis point increase in loan yields resulted in an increase in interest income of $36,433,000 for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase in net interest income and net interest margin was benefited by an increase in the year-to-date purchased loan discount accretion from $3,289,000 during the nine months ended September 30, 2018 to $5,919,000 during the nine months ended September 30, 2019. This increase in purchased loan discount accretion benefited loan yields by 6 basis points, and net interest margin by 3 basis points.
Asset Quality and Loan Loss Provisioning
The Company continued to experience improvement in the overall credit quality of its loan portfolio. At September 30, 2019, total nonperforming loans decreased to $18,565,000 or 0.44% of total loans from $27,494,000 or 0.68% of total loans as of December 31, 2018.

The Company recorded a benefit due to reversal of loan losses of $329,000 during the three months ended September 30, 2019, as compared to a provision of loan losses of $2,651,000 in the same quarter of the prior year. The benefit from reversal was recorded, despite average loan growth of $98,558,000 during the quarter, due to declines in calculated required specific reserves following the sale and charge-off of nonperforming loans, and a $250,000 decrease in reserves attributed to loans associated with borrowers and collateral associated with the November 2018 Camp Fire. Additionally, the overall level of past due loans decreased significantly during the quarter, from approximately $14,580,000 as of June 30, 2019 to approximately $8,089,000 as of September 30, 2019, resulting in reductions during the quarter in the calculated qualitative factor by approximately $206,000 associated with 'delinquency' loan volume. Net charge-offs (recoveries) for the nine months ended September 30, 2019 and 2018 were ($347,000) and $497,000, respectively. During the three months ended September 30, 2019 the sale of non-performing loans with carrying values totaling $2,887,000 further contributed to the reduction in required reserves on loans held for investment.

Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
ATM and interchange fees	$5,427	$4,590	$837	18.2%
Service charges on deposit accounts	4,327	4,015	$312	7.8%
Other service fees	808	676	$132	19.5%
Mortgage banking service fees	483	499	$(16)	(3.2)%
Change in value of mortgage servicing rights	(455)	(37)	$(418)	1,129.7%
Total service charges and fees	10,590	9,743	847	8.7%
Increase in cash value of life insurance	773	732	$41	5.6%
Asset management and commission income	721	728	$(7)	(1.0)%
Gain on sale of loans	1,236	539	$697	129.3%
Lease brokerage income	172	186	$(14)	(7.5)%
Sale of customer checks	126	88	$38	43.2%
Gain on sale of investment securities	107	207	$(100)	(48.3)%
Gain (loss) on marketable equity securities	22	(22)	$44	(200.0)%
Other	361	135	$226	167.4%
Total other non-interest income	3,518	2,593	$925	35.7%
Total non-interest income	$14,108	$12,336	$1,772	14.4%

	Nine months ended September 30,
(dollars in thousands)	2019	2018	$ Change	% Change
ATM and interchange fees	$15,412	$13,335	$2,077	15.6%
Service charges on deposit accounts	12,389	11,407	982	8.6%
Other service fees	2,198	2,020	178	8.8%
Mortgage banking service fees	1,441	1,527	(86)	(5.6)%
Change in value of mortgage servicing rights	(1,652)	38	(1,690)	(4,447.4)%
Total service charges and fees	29,788	28,327	1,461	5.2%
Increase in cash value of life insurance	2,294	1,996	298	14.9%
Asset management and commission income	2,102	2,414	(312)	(12.9)%
Gain on sale of loans	2,223	1,831	392	21.4%
Lease brokerage income	631	514	117	22.8%
Sale of customer checks	401	327	74	22.6%
Gain on sale of investment securities	107	207	(100)	(48.3)%
Gain (loss) on marketable equity securities	100	(92)	192	(208.7)%
Other	1,688	942	746	79.2%
Total other non-interest income	9,546	8,139	1,407	17.3%
Total non-interest income	$39,334	$36,466	$2,868	7.9%
Non-interest income increased $1,772,000 (14.4%) and $2,868,000 (7.9%) during the three and nine month periods ended September 30, 2019 as compared to the three and nine month periods ended September 30, 2018, respectively. The increase quarter over quarter was primarily driven by increases in fee charges for interchange and various deposit services. Specifically, growth in customers, volume of transactions related to customers, and to a lesser extent, an increase in the fees charged for those services. Growth in the nine month period over period is also due largely to the acquisition of FNB Bancorp effective July 2018, and resulting increase in customers and accounts that generate fee revenues. During the three and nine month periods ended September 30, 2019, the Company recorded an increase in gain on the sale of loans of $697,000 and $392,000, respectively, as compared to the three and nine months ended September 30, 2018. Death benefit insurance proceeds of $800,000 were recognized within other income for the nine months ended September 30, 2019, compared to none in 2018. These increases were offset by valuation declines in the Company’s mortgage servicing right asset of $418,000 and $1,690,000, respectively for the three and nine month periods ended September 30, 2019 as compared to the three and nine month periods ended September 30, 2018. Additional partial offsets to the overall increase were due to declines in asset management and commission income of $7,000 and $312,000, respectively during the three and nine month periods ended September 30, 2019 as compared to the three and nine month periods ended September 30, 2018.
Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three months ended September 30,
	2019	2018	$ Change	% Change
Base salaries, net of deferred loan origination costs	$17,656	$15,685	$1,971	12.6%
Incentive compensation	3,791	4,515	(724)	(16.0)%
Benefits and other compensation costs	5,452	5,623	(171)	(3.0)%
Total salaries and benefits expense	26,899	25,823	1,076	4.2%
Occupancy	3,711	3,173	538	17.0%
Data processing and software	3,411	2,786	625	22.4%
Equipment	1,679	1,750	(71)	(4.1)%
Intangible amortization	1,431	1,390	41	2.9%
Advertising	1,358	1,341	17	1.3%
ATM and POS network charges	1,343	1,197	146	12.2%
Professional fees	999	1,352	(353)	(26.1)%
Telecommunications	867	819	48	5.9%
Regulatory assessments and insurance	94	537	(443)	(82.5)%
Merger and acquisition expense	—	4,150	(4,150)	(100.0)%
Postage	438	275	163	59.3%
Operational losses	228	217	11	5.1%
Courier service	357	278	79	28.4%
Gain on sale of foreclosed assets	(50)	(2)	(48)	2,400.0%
Loss on disposal of fixed assets	2	152	(150)	(98.7)%
Other miscellaneous expense	3,577	2,290	1,287	56.2%
Total other non-interest expense	19,445	21,705	(2,260)	(10.4)%
Total non-interest expense	$46,344	$47,528	$(1,184)	(2.5)%
Average full time equivalent staff	1,160	1,146	14	1.2%

	Nine months ended September 30,
	2019	2018	$ Change	% Change
Base salaries, net of deferred loan origination costs	$51,624	$44,076	$7,548	17.1%
Incentive compensation	10,064	9,126	938	10.3%
Benefits and other compensation costs	17,058	15,726	1,332	8.5%
Total salaries and benefits expense	78,746	68,928	9,818	14.2%
Occupancy	11,223	8,574	2,649	30.9%
Data processing and software	10,114	7,979	2,135	26.8%
Equipment	5,298	4,938	360	7.3%
Intangible amortization	4,293	2,068	2,225	107.6%
Advertising	4,222	3,214	1,008	31.4%
ATM and POS network charges	3,936	3,860	76	2.0%
Professional fees	2,895	2,898	(3)	(0.1)%
Telecommunications	2,437	2,201	236	10.7%
Regulatory assessments and insurance	1,095	1,384	(289)	(20.9)%
Merger and acquisition expense	—	5,227	(5,227)	(100.0)%
Postage	1,063	934	129	13.8%
Operational losses	679	763	(84)	(11.0)%
Courier service	1,039	769	270	35.1%
Gain on sale of foreclosed assets	(246)	(390)	144	(36.9)%
Loss on disposal of fixed assets	82	206	(124)	(60.2)%
Other miscellaneous expense	11,617	9,673	1,944	20.1%
Total other non-interest expense	59,747	54,298	5,449	10.0%
Total non-interest expense	$138,493	$123,226	$15,267	12.4%
Average full time equivalent staff	1,145	1,050	95	9.0%
Salary and benefit expenses increased $1,076,000 (4.2%) to $26,899,000 during the three months ended September 30, 2019 compared to $25,823,000 during the three months ended September 30, 2018. Base salaries, net of deferred loan origination costs increased $1,971,000 (12.6%) to $17,656,000. The increase in base salaries and benefits related to compensation was largely due to an increase in average full time equivalent employees, to 1,160 from 1,146 in the year-ago quarter, as well as annual merit increases. Additionally, incentive compensation for retention bonuses related to the FNB Bancorp acquisition totaled $1,292,000 during the three month period ended September 30, 2018.
Total other non-interest expense decreased $2,260,000 (10.4)% to $19,445,000 during the three months ended September 30, 2019, compared to $21,705,000 during the three months ended September 30, 2018. The decrease in other non-interest expense during the three months ended September 30, 2019 was due primarily to the elimination of merger and acquisition expenses totaling $4,150,000 following the transaction with FNB Bancorp effective July 2018, offset partially with increases in other miscellaneous expenses 1,287,000 (56.2%), occupancy expenses 538,000 (17.0%), and data processing and software expenses 625,000 (22.4%), all during the comparative three months ended September 30, 2018.
The increase in total non-interest expense of $15,267,000 (12.4%) to $138,493,000 for the nine months ended September 30, 2019 compared to $123,226,000 for the same period in 2018 was also primarily attributable to the acquisition of FNB Bancorp, including the growth in full time equivalent staff and expanded volume of operational activities, and partially offset by the $5,227,000 reduction in merger and acquisition expenses.
Income Taxes
The Company’s effective tax rate was 27.3% for the nine months ended September 30, 2019, as compared to 28.6% for the same quarter in the prior year. During the three and nine months ended September 30, 2019 as compared to the same periods in the 2018 year, the Company earned a greater percentage of non-taxable income from investment securities and death benefits from life insurance proceeds. These benefits were partially offset by an increase in the estimated level of non-deductible compensation associated with increases in compensation to covered employees.

Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. Organic growth, inclusive of seasonal fluctuation, also contributes to the year-over-year balance sheet changes. During the twelve months ended September 30, 2019, organic loan growth of $154,912,000 or 3.8% and the reduction in other borrowings of $266,408,000 or 94.2% was funded by deposit growth of $202,290,000 or 4.0% and the reduction via sale and principal repayment of investment securities of $138,200,000 or 9.0%. Total assets grew by $66,018,000 or 1.0% between September 2018 and September 2019. The following is a comparison of the year over year change in certain assets and liabilities:

	As of September 30, 2019		$ Change	% Change
($‘s in thousands)	2019	2018
Ending balances
Total assets	$6,384,883	$6,318,865	$66,018	1.0%
Total loans	4,182,348	4,027,436	154,912	3.8%
Total investments	1,397,753	1,535,953	(138,200)	(9.0)%
Total deposits	5,295,407	5,093,117	202,290	4.0%
Total noninterest-bearing deposits	1,777,357	1,710,505	66,852	3.9%
Total other borrowings	16,423	282,831	(266,408)	(94.2)%
Investment Securities
Investment securities available for sale decreased $130,956,000 to $984,080,000 as of September 30, 2019, compared to December 31, 2018. This decrease is primarily attributable to the sale of investment securities to provide liquidity to support loan growth. Proceeds from the sale of securities and net gains associated totaled $125,247,000 and $107,000, respectively, for the three and nine months periods ended September 30, 2019. There were no transfers of available-for-sale investment securities to held-to-maturity or vice versa during the nine month periods ended September 30, 2019 and 2018.
The following table presents the available for sale debt securities portfolio by major type as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	September 30, 2019		December 31, 2018
	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$495,637	50.3%	$629,981	56.5%
Obligations of states and political subdivisions	111,910	11.4%	126,072	11.3%
Corporate bonds	4,528	0.5%	4,478	0.4%
Asset backed securities	372,005	37.8%	354,505	31.8%
Total debt securities available for sale	$984,080	100.0%	$1,115,036	100.0%

Investment securities held to maturity decreased $51,487,000 to $393,449,000 as of September 30, 2019, as compared to December 31, 2018. This decrease is attributable to principal repayments of $50,738,000, and amortization of net purchase premiums of $749,000.

The following table presents the held to maturity investment securities portfolio by major type as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	September 30, 2019		December 31, 2018
	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$379,634	96.5%	$430,343	96.7%
Obligations of states and political subdivisions	13,815	3.5%	14,593	3.3%
Total debt securities held to maturity	$393,449	100.0%	$444,936	100.0%

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
The following table shows the Company’s loan balances, net deferred loan costs and discounts, as of the dates indicated:

(dollars in thousands)	September 30, 2019		December 31, 2018
Real estate mortgage	$3,247,156	77.6%	$3,143,100	78.1%
Consumer	442,539	10.6%	418,982	10.4%
Commercial	278,458	6.7%	276,548	6.9%
Real estate construction	214,195	5.1%	183,384	4.6%
Total loans	$4,182,348	100.0%	$4,022,014	100.0%

At September 30, 2019 loans, including net deferred loan costs and discounts, totaled $4,182,348,000 which was a $160,334,000 (3.9%) increase over the balances at December 31, 2018.

Asset Quality and Nonperforming Assets
Nonperforming Assets
The following tables set forth the amount of the Company’s nonperforming assets ("NPA") as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(dollars in thousands)	September 30, 2019	December 31, 2018
Performing nonaccrual loans	$14,411	$22,689
Nonperforming nonaccrual loans	4,118	4,805
Total nonaccrual loans	18,529	27,494
Loans 90 days past due and still accruing	36	—
Total nonperforming loans	18,565	27,494
Foreclosed assets	1,546	2,280
Total nonperforming assets	$20,111	$29,774
Nonperforming assets to total assets	0.31%	0.47%
Nonperforming loans to total loans	0.44%	0.68%
Allowance for loan losses to nonperforming loans	170%	119%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.82%	2.11%

	September 30, 2019
(dollars in thousands)	Originated	PNCI	PCI	Total
Performing nonaccrual loans	$9,000	$3,429	$1,982	$14,411
Nonperforming nonaccrual loans	2,224	1,598	296	4,118
Total nonaccrual loans	11,224	5,027	2,278	18,529
Loans 90 days past due and still accruing	36	—	—	36
Total nonperforming loans	11,260	5,027	2,278	18,565
Foreclosed assets	1,129	—	417	1,546
Total nonperforming assets	$12,389	$5,027	$2,695	$20,111
U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$791	$—	$255	$1,046
Nonperforming assets to total assets	0.19%	0.08%	0.04%	0.31%
Nonperforming loans to total loans	0.27%	0.12%	0.05%	0.44%
Allowance for loan losses to nonperforming loans	276%	8%	0.26%	170%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.19%	3.53%	36.72%	1.82%

	December 31, 2018
(dollars in thousands)	Originated	PNCI	PCI	Total
Performing nonaccrual loans	$16,573	$1,269	$4,847	$22,689
Nonperforming nonaccrual loans	2,843	1,589	373	4,805
Total nonaccrual loans	19,416	2,858	5,220	27,494
Loans 90 days past due and still accruing	—	—	—	—
Total nonperforming loans	19,416	2,858	5,220	27,494
Foreclosed assets	1,490	—	790	2,280
Total nonperforming assets	$20,906	$2,858	$6,010	$29,774
U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$800	$—	$—	$800
Nonperforming assets to total assets	0.33%	0.04%	0.09%	0.47%
Nonperforming loans to total loans	0.48%	0.07%	0.13%	0.68%
Allowance for loan losses to nonperforming loans	164%	23.3%	2.34%	119%
Allowance for loan losses, unamortized loan fees, and discounts to loan principal balances owed	1.39%	3.48%	33.69%	2.11%
Changes in nonperforming assets during the three months ended September 30, 2019

(in thousands)	Balance at September 30, 2019	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at June 30, 2019
Real estate mortgage:
Residential	$4,370	$1,226	$(1,206)	$—	$—	$4,350
Commercial	6,040	6	(1,898)	(746)	—	8,678
Consumer
Home equity lines	2,600	816	(477)	—	(215)	2,476
Home equity loans	2,063	235	(216)	(3)	—	2,047
Other consumer	64	59	(10)	(59)	—	74
Commercial	3,428	329	(383)	(584)	—	4,066
Construction	—	—	—	—	—	—
Total nonperforming loans	18,565	2,671	(4,190)	(1,392)	(215)	21,691
Foreclosed assets	1,546		(126)	(91)	215	1,548
Total nonperforming assets	$20,111	$2,671	$(4,316)	$(1,483)	$—	$23,239
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets decreased during the third quarter of 2019 by $3,128,000 (13.4%) to $20,111,000 at September 30, 2019 compared to $23,239,000 at June 30, 2019. The decrease in nonperforming assets during the third quarter of 2019 was primarily the result of write-downs of $1,392,000 on nonperforming loans, and sales and pay-downs of non-performing loans of $4,190,000, which were partially offset by new nonperforming loans of $2,671,000.
The $2,671,000 of new nonperforming loans added during the third quarter of 2019 was mainly comprised of 2 loans to the same borrower totaling $985,000, and a single loan to a different borrower totaling $407,000. All 3 loans are secured by residential real estate which management believes are sufficiently secured by collateral. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the specific loan loss reserves associated with these loans is sufficient as of September 30, 2019.
Loan charge-offs during the three months ended September 30, 2019
In the third quarter of 2019, the Company recorded $1,392,000 in loan charge-offs and $130,000 in deposit overdraft charge-offs less $476,000 in loan recoveries and $44,000 in deposit overdraft recoveries resulting in $1,002,000 of net charge-offs. Included in loan charge-offs were two loans with carrying balances of $1,023,000 related to one lending relationship that had long been identified as a fully reserved substandard credit where management determined that the collateral and estimated future cash flows were no longer supportive of the loan.

Otherwise, charge-offs during the quarter were generally comprised of individual charges of less than $250,000 each. Generally, losses are triggered by non-performance by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.
Changes in nonperforming assets during the nine months ended September 30, 2019

(in thousands):	Balance at September 30, 2019	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at December 31, 2018
Real estate mortgage:
Residential	$4,370	$3,413	$(1,779)	$(2)	$(116)	$2,854
Commercial	6,040	852	(9,112)	(746)	—	15,046
Consumer
Home equity lines	2,600	907	(841)	—	(215)	2,749
Home equity loans	2,063	435	(1,332)	(3)	—	2,963
Other consumer	64	204	(51)	(96)	—	7
Commercial	3,428	1,728	(964)	(1,211)	—	3,875
Construction	—	—	—	—	—	—
Total nonperforming loans	18,565	7,539	(14,079)	(2,058)	(331)	27,494
Foreclosed assets	1,546	35	(1,009)	(91)	331	2,280
Total nonperforming assets	$20,111	$7,574	$(15,088)	$(2,149)	$—	$29,774
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets decreased during the nine months ended 2019 by $9,663,000 (32.5%) to $20,111,000 at September 30, 2019 compared to $29,774,000 at December 31, 2018. The decrease in nonperforming assets during the nine months period ended September, 2019 was primarily the result of pay-downs, sales and upgrades of nonperforming loans totaling $14,079,000, and write-downs of $2,058,000 on nonperforming loans, that were partially offset by new nonperforming loans of $7,539,000.
The $14,079,000 in reduction of nonperforming loans during the nine months ended 2019 was mainly comprised of decreases within commercial real estate, and included payoffs of three loans to two relationships with a combined balance $6,818,000 and sale of one relationship totaling $1,782,000.

Loan charge-offs during the nine months ended September 30, 2019
During the first nine months of 2019, the Company recorded $2,183,000 in loan charge-offs and $358,000 in deposit overdraft charge-offs less $2,742,000 in loan recoveries and $146,000 in deposit overdraft recoveries resulting in $347,000 of net recoveries.
The Components of the Allowance for Loan Losses
The following table sets forth the allowance for loan losses as of the dates indicated

(dollars in thousands)	September 30, 2019	December 31, 2018
Allowance for originated and PNCI loan losses:
Environmental factors allowance	$12,675	$11,577
Formula allowance	17,332	18,689
Total allowance for originated and PNCI loan losses	30,007	30,266
Allowance for impaired loans	1,524	2,194
Allowance for PCI loan losses	6	122
Total allowance for loan losses	$31,537	$32,582
Allowance for loan losses to loans	0.75%	0.81%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. Based on the current conditions of the loan portfolio, management believes that the $31,537,000 allowance for loan losses at September 30, 2019 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.
The following table summarizes the allocation of the allowance for loan losses between loan types and by percentage of the total allowance for loan losses as of the dates indicated:

	September 30, 2019		December 31, 2018
Real estate mortgage	$14,347	45.6%	$15,620	47.9%
Consumer	8,549	27.1%	8,375	25.7%
Commercial	5,687	18.0%	6,090	18.7%
Real estate construction	2,954	9.3%	2,497	7.7%
Total allowance for loan losses	$31,537	100.0%	$32,582	100.0%
The following table summarizes the allocation of the allowance for loan losses as a percentage of the total loans for each loan category as of the dates indicated:

	September 30, 2019		December 31, 2018
Real estate mortgage	$3,247,156	0.44%	$3,143,100	0.50%
Consumer	442,539	1.93%	418,982	2.00%
Commercial	278,458	2.04%	276,548	2.20%
Real estate construction	214,195	1.38%	183,384	1.36%
Total allowance for loan losses	$4,182,348	0.75%	$4,022,014	0.81%

The following table summarizes the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Allowance for loan losses:
Balance at beginning of period	$32,868	$29,524	$32,582	$30,323
Provision for (reversal of) loan losses	(329)	2,651	(1,392)	1,777
Loans charged-off:
Real estate mortgage:
Residential	—	(25)	(2)	(77)
Commercial	(746)	—	(746)	(15)
Consumer:
Home equity lines	—	(172)	—	(276)
Home equity loans	(3)	(23)	(3)	(23)
Other consumer	(188)	(229)	(548)	(597)
Commercial	(585)	(693)	(1,242)	(952)
Construction:
Residential	—	—	—	—
Commercial	—	—	—	—
Total loans charged-off	(1,522)	(1,142)	(2,541)	(1,940)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	48	—	53	—
Commercial	126	15	1,517	51
Consumer:
Home equity lines	27	151	305	677
Home equity loans	156	139	414	176
Other consumer	79	63	262	208
Commercial	84	202	337	331
Construction:
Residential	—	—	—	—
Commercial	—	—	—	—
Total recoveries of previously charged-off loans	520	570	2,888	1,443
Net recoveries (charge-offs)	(1,002)	(572)	347	(497)
Balance at end of period	$31,537	$31,603	$31,537	$31,603
Average total loans	$4,142,602	$4,019,391	$4,070,568	$3,387,390
Ratios (annualized):
Net charge-offs (recoveries) during period to average loans outstanding during period	0.10%	0.06%	(0.03)%	0.06%
(Benefit from reversal of) provision for loan losses to average loans outstanding during period	(0.03)%	0.26%	(0.14)%	0.21%

Foreclosed Assets, Net of Allowance for Losses
The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the period indicated:

(in thousands)	Balance at September 30, 2019	Sales	Valuation Adjustments	Transfers from Loans	Balance at December 31, 2018
Land & Construction	$417	$—	$(28)	$—	$445
Residential real estate	1,129	(981)	37	331	1,742
Commercial real estate	—	(28)	(65)	—	93
Total foreclosed assets	$1,546	$(1,009)	$(56)	$331	$2,280

Deposits
During the three and nine months ended September 30, 2019, the Company’s deposits decreased $46,766,000 and $71,059,000 respectively to $5,295,407,000. Included in the September 30, 2019 and December 31, 2018 certificate of deposit balances are $50,000,000 and $60,000,000, respectively, from the State of California. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company.
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
The Company adopted and announced a stock repurchase plan on August 21, 2007 for the repurchase of up to 500,000 shares of the Company’s common stock from time to time as market conditions allow. The 500,000 shares authorized for repurchase under this plan represented approximately 3.2% of the Company’s approximately 15,815,000 common shares outstanding as of August 21, 2007. During the nine months ended September 30, 2019, the Company did not repurchase any shares under this plan. This plan has no stated expiration date for the repurchases. As of September 30, 2019, the Company had repurchased 196,566 shares under this plan, which left 303,434 shares available for repurchase under the plan. Shares that are repurchased in accordance with the provisions of a Company stock option plan or equity compensation plan are not counted against the number of shares repurchased under the repurchase plan adopted on August 21, 2007.
The Company’s primary capital resource is shareholders’ equity, which was $896,665,000 at September 30, 2019. This amount represents an increase of $69,292,000 (8.3%) from December 31, 2018, the net result of comprehensive income for the nine month period of $88,560,000, the effect of equity compensation vesting of $815,000, and the exercise of stock options of $2,646,000, that were partially offset by dividends paid of $18,285,000, and repurchase of common stock of $4,842,000. The Company’s ratio of equity to total assets was 14.0% and 13.0% as of September 30, 2019 and December 31, 2018, respectively. We believe that the Company and the Bank were in compliance with applicable minimum capital requirements set forth in the final Basel III Capital rules as of September 30, 2019. The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	September 30, 2019		December 31, 2018
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total capital	15.23%	10.50%	14.40%	9.25%
Tier I capital	14.52%	8.50%	13.66%	7.25%
Common equity Tier 1 capital	13.37%	7.00%	12.49%	5.75%
Leverage	11.31%	4.00%	10.68%	4.00%

See Note 9 and Note 15 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.
Liquidity
The Company’s principal source of asset liquidity is cash at the Federal Reserve Bank of San Francisco (“Federal Reserve”) and other banks and marketable investment securities available for sale. At September 30, 2019, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $1,001,196,000 , or 15.7% of total assets. The Company’s profitability during the first nine months of 2019 generated cash flows from operations of $76,266,000 compared to $59,905,000 during the first nine months of 2018. Net cash provided by investing activities was $46,204,000 for the nine months ended September 30, 2019, compared to net cash used by investing activities of $112,873,000 during the nine months ending 2018. Financing activities used $90,956,000 during the nine months ended September 30, 2019, compared to net cash provided by financing activities of $74,083,000 during the nine months ended September 30, 2018. Deposit balance changes reduced available liquidity by $71,059,000 during the nine months ended September 30, 2019, compared to an increase of $92,051,000 for financing activity during the the same period in 2018. Dividends paid used $18,285,000 and $12,984,000 of cash during the nine months ended September 30, 2019 and 2018, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company’s assessment of market risk as of June 30, 2019 indicates there are no material changes in the quantitative and qualitative disclosures from those in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 4. Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
During the three and nine months ended September 30, 2019, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1 - Legal Proceedings
Due to the nature of our business, we are involved in legal proceedings that arise in the ordinary course of our business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 1A - Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I-Item 1A-Risk Factors” in our Form 10-K for the year ended December 31, 2018 which are incorporated by reference herein. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the periods indicated:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1 - 30, 2019	8,278	$37.78	—	303,434
August 1 - 30, 2019	38,666	$36.20	—	303,434
September 1 - 30, 2019	—	—	—	303,434
Total	46,944	$36.48	—	303,434
(1)Includes shares purchased by the Company’s Employee Stock Ownership Plan in open market purchases and tendered by employees pursuant to various other equity incentive plans. See Note 9 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.
(2)Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 9 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchase plan.

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

TRICO BANCSHARES
(Registrant)

Date: November 8, 2019	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)