Form 10-K
period 2019-12-31
TRICO BANCSHARES /
filed 2020-03-02
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________
FORM 10-K
_____________________
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
Commission File Number 0-10661
_____________________
TriCo Bancshares
(Exact name of Registrant as specified in its charter)
_____________________

California	94-2792841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

63 Constitution Drive, Chico, California	95973
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (530) 898-0300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	TCBK	NASDAQ
Securities registered pursuant to Section 12(g) of the Act: None.
_____________________
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
☐  Yes            ☒  No
The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2019, was approximately $1,003,743,000 (based on the closing sales price of the Registrant’s common stock on June 28, 2019).
The number of shares outstanding of Registrant’s common stock, as of February 24, 2020, was 30,432,929.
DOCUMENTS INCORPORATED BY REFERENCE
The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 27, 2020, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrants’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

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

PART I
ITEM 1. BUSINESS
Information about TriCo Bancshares’ Business
TriCo Bancshares is a bank holding company incorporated in California in 1981 and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company’s principal subsidiary is Tri Counties Bank, a California-chartered commercial bank (the “Bank”) was established in Chico, California in 1975. The Bank offers a unique brand of customer Service with Solutions® available in traditional stand-alone and in-store bank branches in communities throughout Northern and Central California and had total assets of approximately $6.5 billion at December 31, 2019. The Bank provides an extensive and competitive breadth of consumer, small business and commercial banking services easily accessed through its California communities branch network, advanced online and mobile banking, a shared nationwide network of over 32,000 ATMs, and bankers available by phone 7 days per week. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits. See “Business of Tri Counties Bank”. The Company and the Bank are headquartered in Chico, California.
As a bank holding company, TriCo is subject to the supervision of the Board of Governors of the Federal Reserve System (the “FRB”) under the BHC Act. The Bank is subject to the supervision of the California Department of Business Oversight (the “DBO”) and the FDIC. See “Regulation and Supervision.”
TriCo has five capital trusts, which are all wholly-owned trust subsidiaries formed for the purpose of issuing trust preferred securities (“Trust Preferred Securities”) and lending the proceeds to TriCo. For more information regarding the trust preferred securities please refer to “Note 14 – Junior Subordinated Debt” to the financial statements at Item 8 of this report.
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
Over 80% of the Bank’s customers are personal banking customers. Less than 20% are business and commercial banking customers serving a diverse number of industry types including manufacturing, real estate development, retail, wholesale, transportation, agriculture, commerce and professional services. The majority of the Bank’s loans are direct loans made to individuals and businesses in Northern and Central California where its branches are located. At December 31, 2019, the Bank’s consumer loans net of deferred fees outstanding was $455,542,000 (10.6%), commercial loans outstanding were $283,707,000 (6.6%), real estate construction loans of $249,827,000 (5.8%), and non-construction real estate mortgage loans were $3,328,290,000 (77.3%) of total loans. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.
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
Employees
At December 31, 2019, the Company employed 1,184 persons, including five executive officers. Full time equivalent employees were 1,165. No employees of the Company are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are good.
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
As a bank holding company, TriCo is required to file reports with the FRB and the FRB periodically examines the Company. A bank holding company is required by law to serve as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support the subsidiary bank.
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
Under FDICIA, the federal ban regulatory agencies have establish safety and soundness standards for insured financial institutions covering:
•Internal controls, information systems and internal audit systems;
•Loan documentation;
•Credit underwriting;
•Interest rate exposure;
•Asset growth;
•Compensation, fees and benefits;
•Asset quality, earnings and stock valuation; and
•Excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss.
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
•The Equal Credit Opportunity Act generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.
•The Truth-in-Lending Act is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably.
•The Fair Housing Act regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.
•The Home Mortgage Disclosure Act, which includes a “fair lending” aspect, requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.
•The Real Estate Settlement Procedures Act requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.
In addition, the CFPB has taken a number of actions that may affect the Bank’s operations and compliance costs, including the following:
•The issuance of final rules for residential mortgage lending, which became effective January 10, 2013, including definitions for “qualified mortgages” and detailed standards by which lenders must satisfy themselves of the borrower’s ability to repay the loan and revised forms of disclosure under the Truth in Lending Act and the Real Estate Settlement Procedures Act.
•The issuance of a policy report on arbitration clauses which could result in the restriction or prohibition of lenders including arbitration clauses in consumer financial services contracts.
•Actions taken to regulate and supervise credit bureaus and debt collections.
•Positions taken by CFPB on fair lending, including applying the disparate impact theory in auto financing, which could make it harder for lenders, such as the Bank, to charge different rates or apply different terms to loans to different customers.
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

Data privacy and data protection are areas of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the California Consumer Privacy Act of 2018 (the “CCPA”). The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the Gramm-Leach-Bliley Act. The California Attorney General has proposed, but not yet adopted regulations implementing the CCPA, and the California State Legislature has amended the Act since its passage. All of the Bank’s branches are in California and are required to comply with the CCPA. In addition, similar laws may be adopted by other states where we do business. The federal government may also pass data privacy or data protection legislation.

Like other lenders, the Bank uses credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act (“FCRA”), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on the Company and the Bank.
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
For a discussion of the regulatory capital requirements, see “Note 26 – Regulatory Matters” to the consolidated financial statements at Part II, Item 8 of this report.
We believe that we were in compliance with the requirements of the capital rules applicable to us as of December 31, 2019.
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
ITEM 1A. RISK FACTORS
There are a number of factors that may adversely affect our business, financial results, or stock price. In analyzing whether to make or continue holding an investment in the Company, investors should consider, among other factors, the following:
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
We conduct most of our business in northern and central California. As a result of this geographic concentration, our financial results may be impacted by economic conditions in California. Deterioration in the economic conditions in California could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows:
•problem assets and foreclosures may increase,
•demand for our products and services may decline,
•low cost or non-interest bearing deposits may decrease, and
•collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.
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

Our operations and our customer base are primarily located in northern and central California where natural and other disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, fires, droughts and floods, the nature and severity of which may be impacted by climate change. These types of natural catastrophic events have at times disrupted the local economies, our business and customers in these regions. Such events could also affect the stability of the Bank’s deposit base; impair the ability of borrowers to obtain adequate insurance or repay outstanding loans, impair the value of collateral securing loans and cause significant property damage, result in losses of revenue and/or cause us to incur additional expenses. In addition, catastrophic events occurring in other regions of the world may have an impact on our customers and in turn, on us. Our business continuity and disaster recovery plans may not be successful upon the occurrence of one of these scenarios, and a significant catastrophic event anywhere in the world could materially adversely affect our operating results.
A significant majority of the loans in our portfolio are secured by real estate and a downturn in our real estate markets could hurt our business.
A downturn in our real estate markets in which we conduct our business in California could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. As real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral could then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2019, approximately 91.5% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. So if there is a significant adverse decline in real estate values in California, the collateral for our loans will provide less security. Real estate values could also be affected by, among other things, earthquakes, drought and national disasters in our markets. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Competition in the banking and financial services industry is intense. Our profitability depends upon our continued ability to successfully compete. We primarily compete in northern and central California for loans, deposits and customers with commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage firms and Internet-based marketplace lending platforms. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies, such as Internet-based marketplace lenders, financial technology (or “fintech”) companies that rely on technology to provide financial services, often without many of the regulatory and capital restrictions that we face. We also face competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits and our business, financial condition, results of operations and cash flows may be adversely affected.
We depend on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Our future operating results depend substantially upon the continued service of our executive officers and key personnel. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, financial, technical, marketing, sales and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for us to hire personnel over time.

Our business, financial condition or results of operations could be materially adversely affected by the loss of any of our key employees, or our inability to attract and retain skilled employees.
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

Economic uncertainty or instability caused by political developments can hurt our businesses.

The economic environment and market conditions in which we operate continue to be uncertain due to political developments in the U.S. and other countries. Certain policy initiatives and proposals could cause a contraction in U.S. and global economic growth and higher volatility in the financial markets, including:

•inability to reach political consensus to keep the U.S. government open and funded,
•isolationist foreign policies,

•the introduction of tariffs and other protectionist trade policies, or
•the possible withdrawal or reduction of government support for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (together, the “GSEs”).

These types of political developments, and uncertainty about the possible outcomes of these developments, could:

•erode investor confidence in the U.S. economy and financial markets, which could potentially undermine the status of the U.S. dollar as a safe haven currency,
•provoke retaliatory countermeasures by other countries and otherwise heighten tensions in diplomatic relations,
•increase concerns about whether the U.S. government will be funded, and its outstanding debt serviced, at any particular time, and
•result in periodic shutdowns of the U.S. government or governments in other countries.

These factors could lead to:

•greater market volatility,
•large-scale sales of government debt and other debt and equity securities in the U.S. and other countries,
•the widening or narrowing of credit spreads,
•inflationary pressures,
•lower investment growth, and
•other market dislocations.
Additional areas of uncertainty include, among other, geopolitical tensions and conflicts, pandemics and election outcomes. for example, it was reported in January 2020 that a novel strain of the coronavirus which first surfaced in China, had spread to other countries, resulting in various uncertainties including the potential impact to global economies, trade and consumer and corporate financial matters.

Any of these potential outcomes could cause us to suffer losses in our investment securities portfolio, reduce our liquidity and capital levels, hamper our ability to deliver products and services to our clients and customers, and weaken our results of operations and financial condition.
Market and Interest Rate Risk
Fluctuations in interest rates could reduce our profitability and affect the value of our assets.
Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and leases and investments, and interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. Furthermore, the individual market interest rates underlying our loan and lease and deposit products may not change to the same degree over a given time period. If market interest rates should move contrary to our position, earnings may be negatively affected. In addition, loan and lease volume and quality and deposit volume and mix can be affected by market interest rates as can the businesses of our clients. Changes in levels of market interest rates could have a material adverse effect on our net interest spread, asset quality, origination volume, the value of our loans and investment securities and overall profitability.
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
Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan origination volumes are affected by market interest rates. Rising interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. Although we were successful in generating new loans during 2019, the continuation of historically low long-term interest rate levels may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress our loan volumes or cause rates on loans to decline. In addition, an increase in the general level of short-term interest rates on variable rate loans may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations or reduce the amount they wish to borrow. Additionally, if short-term market rates rise, in order to retain existing deposit customers and attract new deposit customers we may need to increase rates we pay on deposit accounts. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.
Reduction in the value, or impairment of our investment securities, can impact our earnings and common shareholders’ equity.
We maintained a balance of $1.3 billion, or approximately 20.8% of our assets, in investment securities at December 31, 2019. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

Changes in interest rates could adversely affect our results of operations and financial condition.
On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain financial instruments, what rate or rates may become accepted alternatives to LIBOR, or the effect of any such changes in views or alternatives on the values of the financial instruments, whose interest rates are tied to LIBOR. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our financial instruments.
Regulatory Risks

We operate in a highly regulated environment and we may be adversely affected by new laws and regulations or changes in existing laws and regulations. Any additional regulations are expect to increase our cost of operations. Furthermore, regulations may prevent or impair our ability to pay dividends, engage in acquisitions or operate in other ways.
We are subject to extensive regulation, supervision and examination by the DBO, FDIC, and the FRB. See Item 1—Regulation and Supervision of this report for information on the regulation and supervision which governs our activities. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to our shareholders by restricting certain of our activities, such as:
•the payment of dividends to our shareholders,
•possible mergers with or acquisitions of or by other institutions,
•desired investments,
•loans and interest rates on loans,
•interest rates paid on deposits,
•service charges on deposit account transactions,
•the possible expansion of branch offices, and
•the ability to provide securities or trust services.
We also are subject to regulatory capital requirements. We could be subject to regulatory enforcement actions if, any of our regulators determines for example, that we have violated a law of regulation, engaged in unsafe or unsound banking practice or lack adequate capital. Federal and state governments and regulators could pass legislation and adopt policies responsive to current credit conditions that would have an adverse effect on us and our financial performance. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on our operations, including the cost to conduct business.
Compliance with changing regulation of corporate governance and public disclosure may result in additional risks and expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating additional expense for publicly-traded companies such as the Company. The application of these laws, regulations and standards may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management’s required assessment of its internal control over financial reporting and our external auditors’ audit of our internal control over financial reporting requires, and will continue to require, the commitment of significant financial and managerial resources. Further, the members of our board of directors, members of our audit or compensation and management succession committees, our chief executive officer, our chief financial officer and certain other executive officers could face an increased risk of personal liability in connection with the performance of their duties. It may also become more difficult and more expensive to obtain director and officer liability insurance. As a result, our ability to attract and retain executive officers and qualified board and committee members could be more difficult. members could be more difficult.

Tax regulations could be subject to potential legislative, administrative or judicial changes or interpretations.

Federal income tax treatment of corporations may be clarified and/or modified by legislative, administrative or judicial changes or interpretations at any time. Any such changes could adversely affect us, either directly, or indirectly as a result of effects on our customers. For example, the tax reform bill enacted on December 22, 2017 has had, and is expected to continue to have, far-reaching and significant effects on us, our customers and the U.S. economy.
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
We intend to continue to explore opportunities for growth through mergers and acquisitions. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:
•incurring substantial expenses in pursuing potential acquisitions without completing such acquisitions,
•exposure to potential asset quality issues of the target company,
•losing key clients as a result of the change of ownership,
•the acquired business not performing in accordance with our expectations,
•difficulties and expenses arising in connection with the integration of the operations of the acquired business with our operations,
•difficulty in estimating the value of the target company,
•potential exposure to unknown or contingent liabilities of the target company,
•management needing to divert attention from other aspects of our business,
•potentially losing key employees of the acquired business,
•incurring unanticipated costs which could reduce our earnings per share,
•assuming potential liabilities of the acquired company as a result of the acquisition,
•potential changes in banking or tax laws or regulations that may affect the target company,
•potential disruption to our business, and
•an acquisition may dilute our earnings per share, in both the short and long term, or it may reduce our tangible capital ratios

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
As of December 31, 2019, directors and executive officers beneficially owned approximately 8.7% of our common stock and our Employee Stock Ownership Plan (“ESOP”) owned approximately 3.8%. Agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock beneficially owned by our board of directors, management, and the ESOP, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.
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
We have supported our growth through the prior issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2019, we had outstanding trust preferred securities and accompanying junior subordinated debentures with face value of $62,889,000. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.
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

From time to time accounting standards setters change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. In particular, the Financial Accounting Standards Board (“FASB”) has issued a new accounting standard, Current Expected Credit Losses (“CECL”), for the recognition and measurement of credit losses for loans and debt securities. The new standard will be effective for TriCo in the first quarter 2020. Based on the modeling completed by management, the total allowance for loan losses will increase from $30,616,000 to approximately $42,000,000 to $50,000,000, or an increase of $11,384,000 to $19,384,000. The estimated decline in equity, net of tax, will range from $8,020,000 to $13,655,000. This estimate is influenced by the composition, characteristics and quality of the loan portfolio, as well as the economic conditions and forecasts as of each reporting period. These economic conditions and forecasts could be significantly different in future periods. The impact of the change in the allowance on our results of operations in a provision for credit losses will depend on the current period net charge-offs, level of loan originations, and change in mix of the loan portfolio. The ranges noted above exclude any impact to the Company's reserve for unfunded commitments, which management does not believe the adoption of CECL will have a significant impact.

A failure or breach, including cyber-attacks, of our operational or security systems, could disrupt our business, result in the disclosure of confidential information, damage our reputation, and create significant financial and legal exposure.

Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks, and other technology assets and the confidentiality, integrity, and availability of information belonging to us and our customers, there is no assurance that our security measures will provide absolute security. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. In fact, many other financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks, and other means. Certain financial institutions in the United States have also experienced attacks from technically sophisticated and well-resourced third parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to customers for extended periods. These “denial-of-service” attacks have not breached our data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We have implemented employee and customer awareness training around phishing, malware, and other cyber risks. These risks may increase in the future as we continue to increase our mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications.

If our security systems were penetrated or circumvented, it could cause serious negative consequences for us, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage our computers or systems and those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.
We rely on third party vendors, which could expose us to additional cybersecurity risks.
Third party vendors provide key components of our business infrastructure, including certain data processing and information services. On our behalf, third parties may transmit confidential, propriety information. Although we require third party providers to maintain certain levels of information security, such providers may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise sensitive information. While we may contractually limit our liability in connection with attacks against third party providers, we remain exposed to the risk of loss associated with such vendors.
In addition, a number of our vendors are large national entities with dominant market presence in their respective fields. Their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. Failures of certain vendors to provide contracted services could adversely affect our ability to deliver products and services to our customers and cause us to incur significant expense.

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

Cybersecurity and data privacy are areas of heightened legislative and regulatory focus.
As cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. The federal bank regulatory agencies have proposed enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including TriCo and its bank subsidiary, and would focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience and situational awareness. Several states have also proposed or adopted cybersecurity legislation and regulations, which require, among other things, notification to affected individuals when there has been a security breach of their personal data. For more information regarding cybersecurity regulation, refer to the “Supervision and Regulation” section of this report.
We receive, maintain and store non-public personal information of our customers and counterparties, including, but not limited to, personally identifiable information and personal financial information. The sharing, use, disclosure and protection of this information are governed by federal and state law. Both personally identifiable information and personal financial information is increasingly subject to legislation and regulation, the intent of which is to protect the privacy of personal information that is collected and handled. For example, in June of 2018, the Governor of California signed into law the CCPA. The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds, including TriCo. For more information regarding data privacy regulation, refer to the “Supervision and Regulation” section of this report.

We may become subject to new legislation or regulation concerning cybersecurity or the privacy of personally identifiable information and personal financial information or of any other information we may store or maintain. We could be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or require changes to our business practices or privacy policies. If cybersecurity, data privacy, data protection, data transfer or data retention laws are implemented, interpreted or applied in a manner inconsistent with our current practices, we may be subject to fines, litigation or regulatory enforcement actions or ordered to change our business practices, policies or systems in a manner that adversely impacts our operating results. In addition, any additional laws will result in increased compliance costs.

A failure to implement technological advances could negatively impact our business.
The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources than we do to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or successfully market such products and services to our customers. In addition, advances in technology such as digital, mobile, telephone, text, and on-line banking; e-commerce; and self-service automatic teller machines and other equipment, as well as changing customer preferences to access our products and services through digital channels, could decrease the value of our store network and other assets. We may close or sell certain branches and restructure or reduce our remaining branches and work force. These actions could lead to losses on assets, expense to reconfigure branches and loss of customers in certain markets. As a result, our business, financial condition or results of operations may be adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company is engaged in the banking business through 69 traditional branches, 7 in-store branches and 2 loan production offices in 29 counties in northern and central California including the counties of Butte, Colusa, Contra Costa, Del Norte, Fresno, Glenn, Humboldt, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Placer, Sacramento, San Francisco, San Mateo, Santa Clara, Shasta, Siskiyou, Sonoma, Stanislaus, Sutter, Tehama, Trinity, Tulare, Yolo and Yuba. All offices are constructed and equipped to meet prescribed security requirements.
As of December 31, 2019, the Company owned 34 branch office locations, two administrative buildings that include branch locations, and seven other buildings that are used as either administrative, operational, or loan production offices. The Company leased 33 branch office locations, two loan production offices, and one administrative location. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. All of the Company’s existing facilities are considered to be adequate for the Company’s present and future use. In the opinion of management, all properties are adequately covered by insurance. See “Note 7 – Premises and Equipment” to the consolidated financial statements at Part II, Item 8 of this report.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
The Company’s common stock is traded on the Nasdaq under the symbol “TCBK.” The following table shows the high and the low closing sale prices for the common stock for each quarter in the past two years, as reported by Nasdaq:

2019	High	Low
Fourth quarter	$41.25	$35.05
Third quarter	$39.06	$34.81
Second quarter	$41.23	$37.30
First quarter	$40.36	$33.79

2018
Fourth quarter	$38.45	$31.96
Third quarter	$39.63	$36.98
Second quarter	$40.22	$36.65
First quarter	$39.75	$36.35
As of February 24, 2020 there were approximately 1,661 shareholders of record of the Company’s common stock. On February 24, 2020, the closing market price was $36.56 per share.
The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. As of December 31, 2019, there was $131,000,000 available for payment of dividends by the Bank to the Company, under applicable laws and regulations. See “Note 27 – Summary of Quarterly Results of Operations (unaudited)” for the quarterly cash dividends paid by the Company in 2019 and 2018.
Issuer Repurchases of Common Stock
The Company has one previously announced stock repurchase plan under which it is currently authorized to purchase shares of its common stock. The table that follows provides additional information regarding this plan.

Announcement Date	Total shares approved for purchase	Total shares repurchased under the plan	Expiration date
11/12/2019	1,525,000	—	none
The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2019:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (3)
October 1-31, 2019 (Note: 1)	7,462	$35.84	—	—
November 1-30, 2019	—	$—	—	—
December 1-31, 2019 (Note 2)	13,562	$40.93	—	1,525,000
Total	21,024	$39.12	—	1,525,000
(1)Includes shares purchased pursuant to various other equity incentive plans. See Note 16 to the consolidated financial statements at Item 8 of Part II of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.
(2)Includes shares purchased by the Company’s Employee Stock Ownership Plan.
(3)Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.

The following graph presents the cumulative total yearly shareholder return from investing $100 on December 31, 2014, in each of TriCo common stock, the Russell 3000 Index, and the SNL Western Bank Index. The SNL Western Bank Index compiled by SNL Financial includes banks located in California, Oregon, Washington, Montana, Hawaii and Alaska with market capitalization similar to that of TriCo’s. The amounts shown assume that any dividends were reinvested.
TriCo Bancshares

Total Return Performance
200
150
100
50
Index Value
TriCo Bancshares
Russell 3000 Index
SNL Western Bank Index
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
TriCo Bancshares	100.00	113.39	144.26	162.69	147.88	182.47
Russell 3000 Index	100.00	100.48	113.27	137.21	130.02	170.35
SNL Western Bank Index	100.00	103.61	114.87	128.07	101.40	123.66
Equity Compensation Plans
The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2019. All of our equity compensation plans have been approved by shareholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under future equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	—	$—	—
Equity compensation plans approved by shareholders	160,500	$17.60	1,315,537
Total	160,500	$17.60	1,315,537

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in connection with our consolidated financial statements and the related notes located at Item 8 of this report.
TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

Year ended December 31,	2019	2018	2017	2016	2015
Interest income	$272,444	$228,218	$181,402	$173,708	$161,414
Interest expense	(15,375)	(12,872)	(6,798)	(5,721)	(5,416)
Net interest income	257,069	215,346	174,604	167,987	155,998
(Provision for) benefit from loan losses	1,690	(2,583)	(89)	5,970	2,210
Noninterest income	53,520	49,061	49,452	44,678	46,210
Noninterest expense	(185,457)	(168,472)	(146,455)	(146,112)	(131,704)
Income before income taxes	126,822	93,352	77,512	72,523	72,714
Provision for income taxes	(34,750)	(25,032)	(36,958)	(27,712)	(28,896)
Net income	$92,072	$68,320	$40,554	$44,811	$43,818
Share Data
Earnings per share:
Basic	$3.02	$2.57	$1.77	$1.96	$1.93
Diluted	$3.00	$2.54	$1.74	$1.94	$1.91
Per share:
Dividends paid	$0.82	$0.70	$0.66	$0.60	$0.52
Book value at period end	$29.70	$27.20	$22.03	$20.87	$19.85
Tangible book value at period end	$21.69	$18.97	$19.01	$17.77	$16.81
Average common shares outstanding	30,478	26,593	22,912	22,814	22,750
Average diluted common shares outstanding	30,645	26,880	23,250	23,087	22,998
Shares outstanding at period end	30,524	30,417	22,956	22,868	22,775
Financial Ratios
During the period:
Return on average assets	1.43%	1.24%	0.89%	1.02%	1.11%
Return on average equity	10.49%	10.75%	8.10%	9.46%	10.04%
Net interest margin(1)	4.47%	4.30%	4.22%	4.23%	4.32%
Efficiency ratio	59.71%	63.72%	65.37%	68.71%	65.13%
Average equity to average assets	13.97%	11.52%	10.99%	10.84%	11.01%
Dividend payout ratio	27.15%	27.24%	37.30%	30.60%	27.20%
At period end:
Equity to assets	14.01%	13.02%	10.62%	10.57%	10.71%
Total capital to risk-adjusted assets	15.10%	14.40%	14.07%	14.65%	15.09%
Balance Sheet Data
Total investments	$1,345,954	$1,580,096	$1,262,683	$1,162,769	$1,131,415
Total loans	4,307,366	4,022,014	3,015,165	2,759,593	2,522,937
Total assets	6,471,181	6,352,441	4,761,315	4,517,968	4,220,722
Total non-interest bearing deposits	1,832,665	1,760,580	1,368,218	1,275,745	1,155,695
Total deposits	5,366,994	5,366,466	4,009,131	3,895,560	3,631,266
Total other borrowings	18,484	15,839	122,166	17,493	12,328
Total junior subordinated debt	57,232	57,042	56,858	56,667	56,470
Total shareholders’ equity	906,570	827,373	505,808	477,347	452,116
Total tangible equity (2)	$662,141	$577,121	$436,323	$406,473	$382,760
(1)Fully taxable equivalent (FTE)
(2)Tangible equity is calculated by subtracting Goodwill and Other intangible assets from Total shareholders’ equity. Management believes that tangible equity is meaningful because it is a measure that the Company and investors commonly use to assess capital adequacy.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
As TriCo Bancshares has not commenced any business operations independent of the Bank, the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest income and net interest income may be presented on a fully tax-equivalent (FTE) basis. The presentation of interest income and net interest income on a FTE basis is a common practice within the banking industry. Interest income and net interest income are shown on a non-FTE basis within Item 7 and Item 8 of this report, and a reconciliation of the FTE and non-FTE presentations is provided below in the discussion of net interest income.
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
On July 6, 2018 the Bank completed its acquisition of FNBB originally announced on December 11, 2017 for an aggregate transaction value of $291,132,000. Through this business combination assets acquired, including core deposit intangibles of $27,605,000, totaled $1,306,539,000 and liabilities assumed totaled $1,171,968. Goodwill recognized totaled $156,561,000 and the merger expenses incurred during the year ended December 31, 2018 totaled $5,227,000. There were no merger expenses incurred during the year ended December 31, 2019.
From time to time the Bank may be presented with the opportunity to purchase individual or pools of loans in whole or in part outside of a transaction that would be considered a business combination. As of December 31, 2019 and 2018 the outstanding carrying value of purchased loans that were not acquired in a business combination totaled $52,678,000 and $56,023,000, respectively.
The Company refers to loans purchased or obtained in a business combination as “purchased credit impaired” (PCI) loans, or “purchased not credit impaired” (PNCI) loans. The Company refers to loans that it originates as “originated” loans. Additional information regarding the FNB Bancorp (FNBB) acquisition can be found in Note 2 in the consolidated financial statements at Item 8 of this report. Additional information regarding the definitions and accounting for originated, PNCI and PCI loans can be found in Notes 1, 2, 4 and 5 in the consolidated financial statements at Item 8 of this report, and under the heading Asset Quality and Non-Performing Assets below.
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

	Year ended December 31,
	2019	2018	2017
Net interest income	$257,069	$215,346	$174,604
Reversal of (provision for) loan losses	1,690	(2,583)	(89)
Noninterest income	53,520	49,061	49,452
Noninterest expense	(185,457)	(168,472)	(146,455)
Provision for income taxes	(34,750)	(25,032)	(36,958)
Net income	$92,072	$68,320	$40,554
Net income per average fully-diluted share	$3.00	$2.54	$1.74
Net income as a percentage of average shareholders’ equity (ROAE)	10.49%	10.75%	8.10%
Net income as a percentage of average total assets (ROAA)	1.43%	1.24%	0.89%
Net Interest Income
The Company’s primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Following is a summary of the Company’s net interest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2019	2018	2017
Interest income	$272,444	$228,218	$181,402
Interest expense	(15,375)	(12,872)	(6,798)
Net interest income (not FTE)	257,069	215,346	174,604
FTE adjustment	1,201	1,304	2,499
Net interest income (FTE)	$258,270	$216,650	$177,103
Net interest margin (FTE)	4.47%	4.30%	4.22%
Acquired loans discount accretion:
Purchased loan discount accretion	$8,137	$5,271	$6,564
Effect on average loan yield	0.20%	0.15%	0.23%
Effect of purchased loan discount accretion on net interest margin (FTE)	0.11%	0.10%	0.16%
Net interest income (FTE) during the year ended December 31, 2019 increased $41,620,000 or 19.2% to $258,270,000 compared to $216,650,000 during the year ended December 31, 2018. The increase was substantially attributable to changes in volume of earning assets from the acquisition of FNB Bancorp in July 2018, in addition to organic loan growth experienced during 2019. The yield on interest earning assets was 4.74% and 4.55% for the year ended December 31, 2019 and 2018, respectively. This 19 basis point increase in total earning asset yield was primarily attributable to a 20 basis point increase in loan yields and a 11 basis point increase in yields on total investments. Of the 20 basis point increase in yields on loans, 15 basis points was attributable to increases in market rates while 5 basis points was from accretion of purchased loans. The increases in yields on earning assets were partially offset by increased funding expenses as the costs of total interest bearing liabilities increased 3 basis points to 0.42% during the year ended December 31, 2019, as compared to 0.39% for the year ended December 31, 2018. During the same period, costs associated with interest bearing deposits increased by 10 basis points to 0.33% as compared to 0.23% in the prior year. The increase in interest expense for the year ended December 31, 2019 as compared to the prior period was due largely to the increases in the average balances of interest-bearing liabilities associated with the acquisition of FNB Bancorp, offset partially by reductions in the average balance of other borrowings.
Net interest income (FTE) for the year ended December 31, 2018 increased $39,547,000 (22.3%) to $216,650,000 from $177,103,000 during the year ended December 31, 2017. The increase in net interest income (FTE) was due primarily to a $705,839,000 (24.8%) increase in the average balance of loans to $3,548,498,000 and a $160,433,000 (13.1%) increase in the average balance of investment securities to $1,383,975,000. Increases in average yields for earnings assets from 4.39% during 2017 to 4.55% during 2018 were offset by increases in the average rates paid on interest-bearing liabilities, primarily time deposits and other borrowings. The average rate paid on time deposits increased by 38 basis points from 0.48% during 2017 to 0.86% during 2018. Additionally, the average rate paid on other borrowings increased by 104 basis points, from 0.74% during 2017 to 1.78% during 2018. Also offsetting increases in net interest income was an increase in the average balance of other borrowings, which increased by $113,120,000 (274%) from $41,252,000 during the year ended December 31, 2017 to $154,372,000 during the year ended December 31, 2018. Despite the increase in average balance of other borrowings during the 2018 year as compared to 2017, the outstanding balance of other borrowings decreased to $15,839,000 at December 31, 2018 as compared to $122,166,000 at December 31, 2017. The decrease in other borrowings of $106,327,000 was primarily made possible through deposit growth. See Deposit Portfolio Composition below. The $705,839,000 increase in average loan balances compared to the prior year was due primarily to the merger of FNBB. The increase in the average yield on loans and investments-taxable was due to increases in the prime lending rate and market rates on investment purchased.

For more information related to loan interest income, including loan purchase discount accretion, see the Summary of Average Balances, Yields/Rates and Interest Differential and Note 27 to the consolidated financial statements at Part II, Item 8 of this report. The “Yield” and “Volume/Rate” tables shown below are useful in illustrating and quantifying the developments that affected net interest income during 2019 and 2018.
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

	Year ended December 31,
	2019			2018			2017
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$4,111,093	$223,750	5.44%	$3,548,498	$186,117	5.24%	$2,842,659	$146,794	5.16%
Investment securities—taxable	1,360,793	41,095	3.02%	1,241,829	35,702	2.87%	1,087,302	29,096	2.68%
Investment securities—nontaxable (1)	133,733	5,203	3.89%	142,146	5,649	3.97%	136,240	6,664	4.89%
Total investments	1,494,526	46,298	3.10%	1,383,975	41,351	2.99%	1,223,542	35,760	2.92%
Cash at Federal Reserve and other banks	171,021	3,597	2.10%	109,352	2,054	1.88%	126,432	1,347	1.07%
Total interest-earning assets	5,776,640	273,645	4.74%	5,041,825	229,522	4.55%	4,192,633	183,901	4.39%
Other assets	660,455			496,323			361,872
Total assets	$6,437,095			$5,538,148			$4,554,505
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,254,375	1,089	0.09%	$1,075,331	945	0.09%	$939,516	744	0.08%
Savings deposits	1,883,964	4,892	0.26%	1,610,202	2,803	0.17%	1,368,705	1,683	0.12%
Time deposits	446,142	5,735	1.29%	378,058	3,248	0.86%	317,724	1,531	0.48%
Total interest-bearing deposits	3,584,481	11,716	0.33%	3,063,591	6,996	0.23%	2,625,945	3,958	0.15%
Other borrowings	15,484	387	2.50%	154,372	2,745	1.78%	41,252	305	0.74%
Junior subordinated debt	57,133	3,272	5.73%	56,950	3,131	5.50%	56,762	2,535	4.47%
Total interest-bearing liabilities	3,657,098	15,375	0.42%	3,274,913	12,872	0.39%	2,723,959	6,798	0.25%
Noninterest-bearing deposits	1,780,746			1,531,383			1,262,592
Other liabilities	121,933			74,113			67,301
Shareholders’ equity	877,318			657,739			500,653
Total liabilities and shareholders’ equity	$6,437,095			$5,538,148			$4,554,505
Net interest spread (2)			4.32%			4.16%			4.14%
Net interest income and interest margin (3)		$258,270	4.47%		$216,650	4.30%		$177,103	4.22%

(1)The fully-taxable equivalent (FTE) adjustment for interest income of non-taxable investment securities was $1,200, $1,304, and $2,499 for the years ended December 31, 2019, 2018 and 2017, respectively.
(2)Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)Net interest margin is computed by dividing net interest income by total average earning assets.
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

	2019 over 2018			2018 over 2017
	Volume	Rate	Total	Volume	Rate	Total
Increase in interest income:
Loans	$29,480	$8,153	$37,633	$36,421	$2,902	$39,323
Investment securities—taxable	3,414	1,979	5,393	4,141	2,465	6,606
Investment securities—nontaxable	(334)	(112)	(446)	289	(1,304)	(1,015)
Cash at Federal Reserve and other banks	1,159	384	1,543	(183)	890	707
Total interest-earning assets	33,719	10,404	44,123	40,668	4,953	45,621
Increase in interest expense:
Interest-bearing demand deposits	161	(17)	144	109	92	201
Savings deposits	465	1,624	2,089	290	830	1,120
Time deposits	586	1,901	2,487	290	1,427	1,717
Other borrowings	(2,472)	114	(2,358)	837	1,603	2,440
Junior subordinated debt	10	131	141	8	588	596
Total interest-bearing liabilities	(1,250)	3,753	2,503	1,534	4,540	6,074
Increase in net interest income	$34,969	$6,651	$41,620	$39,134	$413	$39,547

Ending balances	As of December 31,		$ Change	% Change
($’s in thousands)	2019	2018
Total assets	$6,471,181	$6,352,441	$118,740	1.9%
Total loans	4,307,366	4,022,014	285,352	7.1%
Total investments	1,345,954	1,580,096	(234,142)	(14.8)%
Total deposits	$5,366,994	$5,366,466	$528	- %

The change in average volume of interest earning assets and interest bearing liabilities during the year ended December 31, 2018 was significantly impacted by the acquisition of FNBB which was completed on July 6, 2018. The following is a summary of the certain consolidated assets and deposits as of the dates indicated:

Annual average balances	As of December 31,		$ Change	Average Acquired Balances *	Organic $ Change	Organic % Change
($’s in thousands)	2019	2018
Total assets	$6,437,095	$5,516,126	$920,969	$713,561	$207,408	3.76%
Total loans	4,111,093	3,548,498	562,595	407,051	155,544	4.38%
Total investments	1,494,526	1,383,975	110,551	163,695	(53,144)	(3.84)%
Total deposits	$5,365,227	$4,594,974	$770,253	$483,738	$286,515	6.24%
*Average acquired amounts calculated by computing the annualized balance outstanding during the year based on the acquisition date of July 6, 2018 and a 365 day calendar year.

Provision for Loan Losses
The provision for loan losses during any period is the sum of the allowance for loan losses required at the end of the period and any loan charge offs during the period, less the allowance for loan losses required at the beginning of the period, and less any loan recoveries during the period. See the Tables labeled “Allowance for loan losses – year ended December 31, 2019 and 2018” at Note 5 in Item 8 of Part II of this report for the components that make up the provision for loan losses for the years ended December 31, 2019 and 2018.
The Company recorded a benefit of $1,690,000 from loan losses during the year ended December 31, 2019, versus a $2,583,000 provision for loan losses during the year ended December 31, 2018. The reduced provision for loan losses for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to a $1,375,000 decreases in the amount of specific reserves required on impaired loans subsequent to the sale or repayment of the outstanding balances owed. In addition, while the Company remains cautious about the risks associated with trends in California real estate prices and the affordability of housing in the markets served by the Company, changes in home affordability and energy related index rates improved during the year ended December 31, 2019. The qualitative factors associated with these two measures reduced the level of calculated required reserves by approximately $1,059,000. These decreases were partially offset by the provisions to the allowance for loan losses necessitated by net loan growth during the year. As of December 31, 2019, the Company had established reserves totaling $2,500,000 related to the Camp Fire, compared to $3,250,000 as of December 31, 2018. As shown in the Table labeled “Allowance for Loan Losses—year ended December 31, 2019” at Note 5 in Item 8 of Part II of this report residential and commercial real estate loans, home equity lines, home equity loans, and commercial construction loans all experienced a benefit from reversal of provision for losses during the year ended December 31, 2019. The benefit from reversal of provision for loan losses of each loan category during the year ended December 31, 2019 was due primarily to improvements in historical loss factors and decreases in nonperforming loans as a total percentage of loans. The remaining other consumer, commercial and residential construction loans experienced a provision for losses during the year ended December 31, 2019 due primarily to loan growth. Net charge-offs for the year ended December 31, 2019 were $276,000 as compared to $324,000 net charge offs for the year ended December 31, 2018. Total nonperforming loans decreased from 0.68% of total loans at December 31, 2018 to 0.39% of total loans at December 31, 2019. For details of the change in nonperforming loans during the year ended December 31, 2018 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the year ended December 31, 2019” and “Changes in nonperforming assets during the three months ended December 31, 2019” under the heading “Asset Quality and Non-Performing Assets” below.
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

Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
ATM and interchange fees	$20,639	$18,249	$16,727
Service charges on deposit accounts	16,657	15,467	16,056
Other service fees	3,015	2,852	3,282
Mortgage banking service fees	1,917	2,038	2,076
Change in value of mortgage loan servicing rights	(1,811)	(146)	(718)
Total service charges and fees	40,417	38,460	37,423
Commissions on sale of non-deposit investment products	2,877	3,151	2,729
Increase in cash value of life insurance	3,029	2,718	2,685
Gain on sale of loans	3,282	2,371	3,109
Lease brokerage income	878	678	782
Sale of customer checks	529	449	372
Gain on sale of investment securities	110	207	961
Gain (loss) on marketable equity securities	86	(64)	—
Other	2,312	1,091	1,391
Total other non-interest income	13,103	10,601	12,029
Total non-interest income	$53,520	$49,061	$49,452
Non-interest income increased $4,459,000 or 9.1% to $53,520,000 during the year ended December 31, 2019 compared to $49,061,000 during the comparable twelve month period in 2018. Increases in non-interest income for the year ended 2019 as compared to the same period in 2018 was largely driven by increases in fees charged for various services and increases in usage associated with both services and interchange transactions. More specifically, the increase in income charged for interchange fees and service charges increased by $2,390,000 or 13.1% and $1,190,000 or 7.7%, respectively. Gains from the sale of mortgage loans, which resulted from increased volume, contributed $911,000 to the overall increase in non-interest income during the 2019 year. Other non-interest income was positively impacted by the recognition of $831,000 in life insurance death benefits during the year ended December 31, 2019, compared to none in the equivalent period in 2018. These positive changes were partially offset by $1,655,000 greater decline in the value of the Company's mortgage loan servicing rights due to increases in prepayment speeds and the overall decreases in interest rates on home loans as compared to those in the prior year.
Non-interest income decreased $391,000 (0.8%) to $49,061,000 in 2018 compared to $49,452,000 in 2017. The decrease in non-interest income was due primarily to an decrease in service charges on deposit accounts and other service fees of $1,019,000 (5.3%) to $18,319,000, a decrease in gain on sale of loans of $738,000 (23.7%) to $2,371,000, a decrease in gain on sale of investment securities of $754,000 (78.5%), which were partially offset by an increase of $1,522,000 (9.1%) increase in ATM fees and interchange revenue, and a $422,000 (15.5%) increase in commissions on non-depository products. The $1,522,000 increase in ATM fees and interchange revenue was due primarily to the Company’s continued focus in this area, and growth in electronic payments volume. The $738,000 decrease in gain on sale of loans was due primarily to reduced residential mortgage refinance activity in 2018 compared to 2017.

Non-interest Expense
The following table summarizes the Company’s other non-interest expense for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Base salaries, net of deferred loan origination costs	$70,218	$62,422	$54,589
Incentive compensation	13,106	11,147	9,227
Benefits and other compensation costs	22,741	20,373	19,114
Total salaries and benefits expense	106,065	93,942	82,930
Occupancy	14,893	12,139	10,894
Data processing and software	13,517	11,021	10,448
Equipment	7,022	6,651	7,141
ATM and POS network charges	5,447	5,271	4,752
Merger and acquisition expense	—	5,227	530
Advertising	5,633	4,578	4,101
Professional fees	3,754	3,546	3,745
Intangible amortization	5,723	3,499	1,389
Telecommunications	3,190	3,023	2,713
Regulatory assessments and insurance	1,188	1,906	1,676
Courier service	1,308	1,287	1,035
Operational losses	986	1,260	1,394
Postage	1,258	1,154	1,296
Gain on sale of foreclosed assets	(246)	(408)	(711)
Loss on disposal of fixed assets	82	185	142
Other miscellaneous expense	15,637	14,191	12,980
Total other non-interest expense	79,392	74,530	63,525
Total non-interest expense	$185,457	$168,472	$146,455
Average full-time equivalent staff	1,150	1,071	1,000
Salary and benefit expenses increased $12,123,000 (12.9%) to $106,065,000 during the year ended December 31, 2019 compared to $93,942,000 during the prior year month ended December 31, 2018. Base salaries, net of deferred loan origination costs increased $7,796,000 (12.5%) to $70,218,000. The increase in base salaries was due primarily to a 7.4% increase in average full time equivalent employees to 1,150 from 1,071 in the prior year-to-date period. Also affecting the increase in base salaries were annual merit increases and a higher wage base per employee resulting from the employees associated with the FNBB merger transaction due to the Bay Area region’s higher cost of living. During the year ended December 31, 2019 and 2018 there were $3,133,000 and $2,721,000, respectively, in salaries expense that were capitalized in association with loan origination activities and the increase was due solely to increases in the number of loans originated. Commissions and incentive compensation increased $1,959,000 (17.6%) to $13,106,000 during 2019 compared to 2018 primarily due to organic growth of loans and non-interest bearing deposits. Benefits & other compensation expense increased $2,368,000 (11.6%) to $22,741,000 during the year ended December 31, 2019 due primarily to increases in the average full time equivalent employees, as mentioned above, and to a lesser extent, annual increases in healthcare and benefits costs.
Total other non-interest expense increased by $4,862,000 or 6.50% to $79,392,000 during the year ended December 31, 2019 as compared to the $74,530,000 for the year ended December 31, 2018. Virtually all significant increases in non-interest expense can be attributed to the acquisition of FNB Bancorp that took place in July 2018, which is reflected in all periods during the twelve months ended December 31, 2019, as compared to only six months in the prior year. Highlighting some of those increases were increases in occupancy, data processing, intangible amortization, which increased by $2,754,000, $2,496,000 and 2,224,000, respectively, as compared to the prior year. The increases in non-interest expenses were partially offset by an elimination of merger related expenses, totaling $5,227,000 in 2018 and a reduction in regulatory assessment costs resulting from credits issued by the FDIC totaling $862,000 for the year ended 2019.
Total other non-interest expense increased by $11,005,000 (17.3%) to $74,530,000 during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in other non-interest expense was due primarily to increased costs related to the merger of FNBB. Highlighting some of those increases were merger increases, increases in intangible amortization, occupancy, data processing, and advertising, which increased by $4,697,000, $2,110,000, $1,245,000, $573,000 and $477,000, respectively, as compared to the prior year. The increases in non-interest expenses were partially offset by decreased equipment expenses and professional fees of $490,000 and $199,000, respectively.

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2019, 2018 and 2017 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	7.9	8.6	6.9
Tax Cuts and Jobs Act impact of federal rate change	—	—	9.6
Tax-exempt interest on municipal obligations	(0.7)	(1.0)	(1.9)
Tax-exempt life insurance related income	(0.6)	(0.6)	(1.3)
Low income housing and other tax credits	(2.3)	(2.2)	(2.3)
Low income housing tax credit amortization	2.1	2.0	2.1
Compensation and benefits	(0.4)	(0.5)	(1.2)
Non-deductible merger expenses	—	0.2	0.2
Other	0.4	(0.8)	0.5
Effective Tax Rate	27.4%	26.7%	47.6%
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
The effective tax rate on income was 27.4%, 26.8% and 47.7% in 2019, 2018, and 2017, respectively. The effective tax rate was greater than the Federal statutory rates of 21% in 2019 and 2018 and 35% in 2017 due to the combination of state tax expenses of 7.9% in 2019, 8.6% in 2018 and 6.9% in 2017. Tax provision expense for 2017 was increased further by $7,416,000 due to the remeasurement of the Company’s net deferred tax asset resulting from the Federal tax law change. These increases in tax expense were partially offset by Federal tax-exempt investment income of $4,002,000, $4,345,000 and $4,165,000, respectively, Federal and State tax-exempt income of $3,860,000, $2,718,000 and $2,792,000, respectively, from increase in cash value and gain on death benefit of life insurance, low income housing tax credits and losses, net of amortization of $230,000, $179,000 and $142,000 respectively, and equity compensation excess tax benefits, net of non-deductible compensation of $2,537,000, $499,000 and $916,000, respectively. The low income housing tax credits and the equity compensation excess tax benefits represent direct reductions in tax expense. The items noted above resulted in an effective combined Federal and State income tax rate that differed from the combined Federal and State statutory income tax rate of approximately 29.6% during 2019 and 2018 and 42.0% during 2017.
Financial Condition
Investment Securities
The following table presents the available for sale debt securities and marketable equity investment securities portfolio by major type as of the dates indicated:

	Year ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Marketable equity securities	$2,960	$2,874	$2,938	$2,938	$2,985
Debt securities available for sale:
Obligations of U.S. government and agencies	$472,980	$629,981	$604,789	$429,678	$313,682
Obligations of states and political subdivisions	109,601	126,072	123,156	117,617	88,218
Corporate bonds	2,532	4,478	—	—	—
Asset backed securities	365,025	354,505	—	—	—
Total debt securities available for sale	$950,138	$1,115,036	$727,945	$547,295	$401,900
Debt securities held to maturity:
Obligations of U.S. government agencies	$361,785	$430,343	$500,271	$597,982	$711,994
Obligations of states and political subdivisions	13,821	14,593	14,573	14,554	14,536
Total debt securities held to maturity	$375,606	$444,936	$514,844	$612,536	$726,530

Debt securities available for sale decreased $164,898,000 to $950,138,000 as of December 31, 2019, compared to December 31, 2018. This decrease is attributable to maturities and principal repayments of $97,993,000, sales of $127,066,000, an increase in fair value of investments securities available for sale of $24,361,000 and amortization of net purchase price premiums of $1,567,000.
Debt securities held to maturity decreased $69,330,000 to $375,606,000 as of December 31, 2019, compared to December 31, 2018. This decrease is attributable to principal repayments of $68,346,000 and amortization of net purchase price premiums of $985,000.
Additional information about the investment portfolio is provided in Note 3 in the financial statements at Item 8 of Part II of this report.
Restricted Equity Securities
Restricted equity securities were $17,250,000 at December 31, 2019 and December 31, 2018, respectively. The entire balance of restricted equity securities at December 31, 2019 and 2018 represents the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).
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
Loan Portfolio Composition
The following table shows the Company’s loan balances, including net deferred loan fees, at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Real estate mortgage	$3,328,290	$3,143,100	$2,300,322	$2,057,824	$1,811,832
Consumer	445,542	418,982	356,874	362,303	395,283
Commercial	283,707	276,548	220,412	217,047	194,913
Real estate construction	249,827	183,384	137,557	122,419	120,909
Total loans	$4,307,366	$4,022,014	$3,015,165	$2,759,593	$2,522,937
The following table shows the Company’s loan balances, including net deferred loan fees, as a percentage of total loans at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Real estate mortgage	77.3%	78.1%	76.3%	74.6%	71.8%
Consumer	10.3%	10.4%	11.8%	13.1%	15.7%
Commercial	6.6%	6.9%	7.3%	7.9%	7.7%
Real estate construction	5.8%	4.6%	4.6%	4.4%	4.8%
Total loans	100%	100%	100%	100%	100%

At December 31, 2019 loans, including net deferred loan costs, totaled $4,307,366,000 which was a 7.10% ($285,352,000) increase over the balances at the end of 2018.
At December 31, 2018 loans, including net deferred loan costs, totaled $4,022,014,000 which was a 33.4% ($1,006,849,000) increase over the balances at the end of 2017. Included in the increase in loans for 2018 is acquired loans, net of discount, of $834,683,000 from the acquisition of FNBB.
Asset Quality and Nonperforming Assets
Nonperforming Assets
The following tables set forth the amount of the Bank’s nonperforming assets as of the dates indicated. “Performing non-accrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Performing nonaccrual loans	$11,266	$22,689	$20,937	$17,677	$31,033
Nonperforming nonaccrual loans	5,579	4,805	3,176	2,451	6,086
Total nonaccrual loans	16,845	27,494	24,113	20,128	37,119
Originated and PNCI loans 90 days past due and still accruing	19	—	281	—	—
Total nonperforming loans	16,864	27,494	24,394	20,128	37,119
Foreclosed assets	2,541	2,280	3,226	3,986	5,369
Total nonperforming assets	$19,405	$29,774	$27,620	$24,114	$42,488
U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$992	$1,173	$358	$911	$28
Nonperforming assets to total assets	0.30%	0.47%	0.58%	0.53%	1.01%
Nonperforming loans to total loans	0.39%	0.68%	0.81%	0.73%	1.47%
Allowance for loan losses to nonperforming loans	182%	119%	124%	161%	97%

	December 31, 2019
(dollars in thousands)	Originated	PNCI	PCI	Total
Performing nonaccrual loans	$7,644	$1,481	$2,141	$11,266
Nonperforming nonaccrual loans	3,107	2,431	41	5,579
Total nonaccrual loans	10,751	3,912	2,182	16,845
Originated and PNCI loans 90 days past due and still accruing	—	19	—	19
Total nonperforming loans	10,751	3,931	2,182	16,864
Foreclosed assets	1,047	—	1,494	2,541
Total nonperforming assets	$11,798	$3,931	$3,676	$19,405
U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$780	$—	$212	$992
Nonperforming assets to total assets	0.18%	0.06%	0.06%	0.30%
Nonperforming loans to total loans	0.25%	0.09%	0.05%	0.39%
Allowance for loan losses to nonperforming loans	280%	13%	0.27%	182%

	December 31, 2018
(dollars in thousands)	Originated	PNCI	PCI	Total
Performing nonaccrual loans	$16,573	$1,269	$4,847	$22,689
Nonperforming nonaccrual loans	2,843	1,589	373	4,805
Total nonaccrual loans	19,416	2,858	5,220	27,494
Originated loans 90 days past due and still accruing	—	—	—	—
Total nonperforming loans	19,416	2,858	5,220	27,494
Foreclosed assets	1,490	—	790	2,280
Total nonperforming assets	$20,906	$2,858	$6,010	$29,774
U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$800	$—	$373	$1,173
Nonperforming assets to total assets	0.34%	0.04%	0.09%	0.47%
Nonperforming loans to total loans	0.65%	0.28%	36.70%	0.68%
Allowance for loan losses to nonperforming loans	164%	23.30%	2.34%	119%
Changes in nonperforming assets during the year ended December 31, 2019
The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2019:

(in thousands)	Balance at December 31, 2018	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2019
Real estate mortgage:
Residential	$2,854	$4,186	$(1,854)	$(2)	$(116)	$—	$5,068
Commercial	15,046	1,167	(9,293)	(746)	(971)	—	5,203
Consumer
Home equity lines	2,749	1,391	(1,185)	—	(215)	—	2,740
Home equity loans	2,963	445	(1,805)	(3)	—	—	1,600
Other consumer	7	287	(78)	(165)	—	—	51
Commercial	3,875	2,343	(1,924)	(2,092)	—	—	2,202
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total nonperforming loans	27,494	9,819	(16,139)	(3,008)	(1,302)	—	16,864
Foreclosed assets	2,280	35	(1,090)	14	1,302	—	2,541
Total nonperforming assets	$29,774	$9,854	$(17,229)	$(2,994)	$—	$—	$19,405
The table above does not include deposit overdraft charge-offs.
Nonperforming assets decreased by $10,369,000 (34.8%) to $19,405,000 at December 31, 2018 from $29,774,000 at December 31, 2018. The decrease in nonperforming assets during 2019 was the result of new nonperforming loans of $9,819,000, which was more than offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $16,139,000, dispositions of foreclosed assets totaling $1,090,000, and net charge-offs of $2,994,000.

Changes in nonperforming assets during the year ended December 31, 2018
The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2018:

(in thousands)	Balance at December 31, 2017	New NPA	Advances/ Paydowns, net	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2018
Real estate mortgage:
Residential	$3,739	$2,007	$(1,793)	$(51)	$—	$(1,048)	$2,854
Commercial	11,820	6,204	(3,455)	(15)	(580)	1,072	15,046
Consumer		0	0	0	0	0
Home equity lines	3,482	3,048	(3,401)	(104)	(49)	(227)	2,749
Home equity loans	1,636	2,434	(724)	(51)	(633)	301	2,963
Other consumer	11	114	(31)	(87)	—	—	7
Commercial	3,706	3,209	(1,975)	(967)	—	(98)	3,875
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total nonperforming loans	24,394	17,016	(11,379)	(1,275)	(1,262)	—	27,494
Foreclosed assets	3,226	—	(2,119)	(89)	1,262	—	2,280
Total nonperforming assets	$27,620	$17,016	$(13,498)	$(1,364)	$—	$—	$29,774
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
Changes in nonperforming assets during the three months ended December 31, 2019
The following table shows the activity in the balance of nonperforming assets for the quarter ended December 31, 2019:

(in thousands)	Balance at September 30, 2019	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2019
Real estate mortgage:
Residential	$4,370	$773	$(75)	$—	$—	$—	$5,068
Commercial	6,040	315	(181)	—	(971)	—	5,203
Consumer
Home equity lines	2,600	484	(344)	—	—	—	2,740
Home equity loans	2,063	10	(473)	—	—	—	1,600
Other consumer	64	83	(27)	(69)	—	—	51
Commercial	3,428	615	(960)	(881)	—	—	2,202
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total nonperforming loans	18,565	2,280	(2,060)	(950)	(971)	—	16,864
Foreclosed assets	1,546	—	(81)	105	971	—	2,541
Total nonperforming assets	$20,111	$2,280	$(2,141)	$(845)	$—	$—	$19,405
The table above does not include deposit overdraft charge-offs.
Nonperforming assets decreased during the fourth quarter of 2019 by $706,000 (3.5%) to $19,405,000 at December 31, 2019 compared to $20,111,000 at September 30, 2019. The decrease in nonperforming assets during the fourth quarter of 2019 was the result of new nonperforming loans of $2,280,000, that were fully offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $2,060,000, dispositions of foreclosed assets totaling $81,000, and net charge-offs of 845,000 in non-performing assets.

The $2,280,000 in new nonperforming loans during the fourth quarter of 2019 was comprised of increases of $773,000 on four residential real estate loans, $315,000 on two commercial real estate loans, $484,000 on seven home equity lines and loans, and $615,000 on nine C&I loans.
Changes in nonperforming assets during the three months ended December 31, 2018
The following table shows the activity in the balance of nonperforming assets for the quarter ended December 31, 2018:

(in thousands)	Balance at September 30, 2018	New NPA	Advances/ Paydowns, net	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Category Changes	Balance at December 31, 2018
Real estate mortgage:
Residential	$3,038	$1,104	$(1,288)	$—	$—	$—	$2,854
Commercial	15,129	1,947	(1,450)	—	(580)	—	15,046
Consumer
Home equity lines	2,133	895	(230)	—	(49)	—	2,749
Home equity loans	3,089	461	(489)	(1)	(97)	—	2,963
Other consumer	8	—	(1)	—	—	—	7
Commercial	3,751	1,338	(990)	(224)	—	—	3,875
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total nonperforming loans	27,148	5,745	(4,448)	(225)	(726)	—	27,494
Foreclosed assets	1,832	—	(278)	—	726	—	2,280
Total nonperforming assets	$28,980	$5,745	$(4,726)	$(225)	$—	$—	$29,774
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
Specifically, in assessing how much environmental factor allowance needed to be provided, management considered the following:
•with respect to the economy, management considered the effects of changes in GDP, unemployment, CPI, debt statistics, housing starts, home affordability, and other economic factors which serve as indicators of economic health and trends and which may have an impact on the performance of our borrowers, and
•with respect to changes in the interest rate environment, management considered the recent changes in interest rates and the resultant economic impact it may have had on borrowers with high leverage and/or low profitability; and
•with respect to changes in energy prices, management considered the effect that increases, decreases or volatility may have on the performance of our borrowers, and
•with respect to loans to borrowers in new markets and growth in general, management considered the relatively short seasoning of such loans and the lack of experience with such borrowers, and
•with respect to loans that have not yet been identified as impaired, management considered the volume and severity of past due loans, and
•with respect to concentrations within the portfolio, management considered the risk introduced by concentrations among specific segments of the portfolio, underlying collateral types, borrowers or group of borrowers, and geographic areas.
Each of these considerations was assigned a factor and applied to a portion or the entire originated and PNCI loan portfolios. Since these factors are not derived from experience and are applied to large non-homogeneous groups of loans, they are available for use across the portfolio as a whole.

The Components of the Allowance for Loan Losses
The following table sets forth the Bank’s allowance for loan losses as of the dates indicated (dollars in thousands):

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Allowance for non-impaired originated and PNCI loan losses:
Environmental factors allowance	$12,146	$11,577	$10,252	$10,275	$9,625
Formula allowance	17,529	18,689	17,100	17,485	20,603
Total allowance for non-impaired originated and PNCI loan losses	29,675	30,266	27,352	27,760	30,228
Allowance for impaired loans	935	2,194	2,699	2,046	2,890
Allowance for PCI loan losses	6	122	272	2,697	2,893
Total allowance for loan losses	$30,616	$32,582	$30,323	$32,503	$36,011
Allowance for loan losses to loans	0.71%	0.81%	1.01%	1.18%	1.43%
Based on the current conditions of the loan portfolio, management believes that the $30,616,000 allowance for loan losses at December 31, 2019 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.
The following table summarizes the allocation of the allowance for loan losses between loan types:

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Real estate mortgage	$14,301	$15,620	$13,758	$14,265	$13,911
Consumer	7,778	8,375	8,227	10,310	15,118
Commercial	5,149	6,090	6,512	5,831	5,271
Real estate construction	3,388	2,497	1,826	2,097	1,711
Total allowance for loan losses	$30,616	$32,582	$30,323	$32,503	$36,011
The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of the total allowance for loan losses:

	December 31,
	2019	2018	2017	2016	2015
Real estate mortgage	46.8%	47.9%	45.4%	44.0%	38.7%
Consumer	25.4%	25.7%	27.1%	31.6%	41.9%
Commercial	16.8%	18.7%	21.5%	17.9%	14.6%
Real estate construction	11.0%	7.7%	6.0%	6.5%	4.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%
The following table summarizes the allocation of the allowance for loan losses between loan types as a percentage of total loans and as a percentage of total loans in each of the loan categories listed:

	December 31,
	2019	2018	2017	2016	2015
Real estate mortgage	0.43%	0.50%	0.60%	0.69%	0.77%
Consumer	1.75%	2.00%	2.31%	2.84%	3.81%
Commercial	1.81%	2.20%	2.95%	2.69%	2.70%
Real estate construction	1.36%	1.36%	1.33%	1.71%	1.42%
Total	0.71%	0.81%	1.01%	1.18%	1.43%

The following tables summarize the activity in the allowance for loan losses for the years indicated (dollars in thousands):

	Year ended December 31,
	2019	2018	2017	2016	2015
Allowance for loan losses:
Balance at beginning of period	$32,582	$30,323	$32,503	$36,011	$36,585
Provision for (benefit from) loan losses	(1,690)	2,583	89	(5,970)	(2,210)
Loans charged off:
Real estate mortgage:
Residential	(2)	(77)	(60)	(321)	(224)
Commercial	(746)	(15)	(186)	(827)	—
Consumer:
Home equity lines	—	(277)	(98)	(585)	(694)
Home equity loans	(3)	(24)	(332)	(219)	(242)
Other consumer	(765)	(783)	(1,186)	(823)	(976)
Commercial	(2,123)	(1,188)	(1,444)	(455)	(680)
Construction:
Residential	—	—	(1,104)	—	—
Commercial	—	—	—	—	—
Total loans charged off	(3,639)	(2,364)	(4,410)	(3,230)	(2,816)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	55	—	—	880	204
Commercial	1,528	68	397	920	243
Consumer:
Home equity lines	504	846	698	2,317	666
Home equity loans	430	297	242	590	252
Other consumer	321	288	375	449	542
Commercial	525	541	428	404	677
Construction:
Residential	—	—	—	54	1,728
Commercial	—	—	1	78	140
Total recoveries of previously charged off loans	3,363	2,040	2,141	5,692	4,452
Net (charge-offs) recoveries	(276)	(324)	(2,269)	2,462	1,636
Balance at end of period	$30,616	$32,582	$30,323	$32,503	$36,011
Average total loans	$4,111,093	$3,548,489	$2,842,659	$2,629,729	$2,389,437
Ratios:
Net charge-offs (recoveries) during period to average loans outstanding during period	0.01%	0.01%	0.08%	(0.09)%	(0.07)%
Provision for (benefit from) loan losses to average loans outstanding during period	(0.04)%	0.07%	—%	(0.23)%	(0.09)%
Allowance for loan losses to loans at year-end	0.71%	0.81%	1.01%	1.18%	1.43%
Generally losses are triggered by non-performance by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.

Changes in Accounting Standards: Credit Losses
Standards Applicable to the Company's Accounting for Credit Losses Through December 31, 2019
As described more thoroughly in footnote 1 of the accompanying financial statements included in Item 8 of this filing, the Company has historically recorded reserves for credit losses based on probable observations that were incurred as of the balance sheet date. In addition, allowances for credit losses associated with acquired loan portfolios were not recorded at the time of acquisition.
Changes Applicable to the Company's Accounting for Credit Losses Subsequent to December 31, 2019
The Financial Accounting Standards Board has issued final guidance on a new current expected credit loss (‘‘CECL’’) standard, which the Company is required to adopt on January 1, 2020. The CECL requirements will require consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates as compared to losses that are probable to have occurred as of the balance sheet date. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Further, the CECL standard requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization’s portfolio. These disclosures, among other things, will require the Company to present the currently required credit quality disclosures disaggregated by the year of origination or vintage.
The CECL standard does not prescribe a method for implementation but does require the method chosen to be reasonable and supportable. The Company engaged a third-party vendor to assist with building and developing the required models, and has completed the initial build out of the required models. Additionally, the Company has developed a reasonable and supportable forecast based upon various economic forecast scenarios, which has been incorporated into the models. The models primarily produce weighted average charge-off loss rates on pools of loans, adjusted for certain historical and forecast assumptions, which are applied to a life of loan duration. In the absence of a unique loss history for any pool of loans, management has utilized peer data for similarly sized institutions. Additional qualitative factors, which management believes have a high degree of correlation to the Company's loan portfolio loss characteristics, are added to these historical rates.
Based on the loan portfolio composition, characteristics and quality of the loan portfolio as of December 31, 2019, and the current economic environment, management estimates that the total allowance for loan losses will increase from $30,616,000 to approximately $42,000,000 to $50,000,000, or an increase of $11,384,000 to $19,384,000. The estimated decline in equity, net of tax, will range from $8,020,000 to $13,655,000. This increase includes the new requirement to include expected losses on purchased credit-deteriorated loans within the allowance for loan losses. The economic conditions, forecasts and assumptions used in the model could be significantly different in future periods. The impact of the change in the allowance on our results of operations in a provision for credit losses will depend on the current period net charge-offs, level of loan originations, and change in mix of the loan portfolio. The ranges noted above exclude any impact to the Company's reserve for unfunded commitments, which management does not believe the adoption of CECL will have a significant impact. As time progresses and the results of economic conditions require model assumption inputs to change, further refinements to the estimation process may also be identified. In addition, detailed and thorough disclosures are in process of being developed to explain the complexity of this estimate and to aid users of the financial statements in making informed decisions.
In addition to credit losses associated with the Company's loan portfolio, the CECL standard requires that loss estimates be developed for securities classified as held-to-maturity (HTM). As of December 31, 2019 the Company's HTM investment portfolio had a carrying value of approximately $375,606,000 and is comprised of $361,785,000 in obligations backed by U.S. government agencies and $13,821,000 in obligations of states and political subdivisions. As the 96.3% of the HTM portfolio consists of investment securities where payment performance has an implicit or explicit guarantee from the U.S. government and where no history of credit losses exist, management believes that indicators for zero loss are present and therefore, no loss reserves are anticipated to result from the adoption and implementation of the CECL standard. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. Based on this evaluation, management has determined that the expected credit losses associated with these securities is less than significant for financial reporting purposes and therefore, no loss reserves are anticipated to result from the adoption and implementation of the CECL standard.
Foreclosed Assets, Net of Allowance for Losses
The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

	Balance at December 31, 2018	Additions	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Balance at December 31, 2019
Land & Construction	$445	$—	$—	$—	$(132)	$313
Residential real estate	1,742	278	—	(1,064)	89	1,045
Commercial real estate	93	971	—	(26)	145	1,183
Total foreclosed assets	$2,280	$1,249	$—	$(1,090)	$102	$2,541

	Balance at December 31, 2017	Additions	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Balance at December 31, 2018
Land & Construction	$1,786	$—	$—	$(1,341)	$—	$445
Residential real estate	1,186	1,262	—	(634)	(72)	1,742
Commercial real estate	254	—	—	(144)	(17)	93
Total foreclosed assets	$3,226	$1,262	$—	$(2,119)	$(89)	$2,280

Premises and Equipment
Premises and equipment were comprised of:

	As of December 31,
	2019	2018
	(In thousands)
Land & land improvements	$29,453	$29,065
Buildings	65,241	64,478
Furniture and equipment	45,723	45,228
	140,417	138,771
Less: Accumulated depreciation	(53,704)	(50,125)
	86,713	88,646
Construction in progress	373	701
Total premises and equipment	$87,086	$89,347
During the year ended December 31, 2019, premises and equipment, net of depreciation, decreased by $2,261,000. The Company had purchases of $4,293,000 that were offset by depreciation of $6,472,000 and disposals of premises and equipment with net book value of $82,000. Depreciation expense for the years ended December 31, 2018 and 2017 was $6,104,000 and $5,686,000, respectively. Purchases of fixed assets during the years ended December 31, 2018 and 2017 totaled $7,435,000 and $15,164,000, respectively.
Intangible Assets
Intangible assets were comprised of the following:

	December 31, 2019	December 31, 2018
(In thousands)
Core-deposit intangible	$23,557	$29,280
Goodwill	220,872	220,972
Total intangible assets	$244,429	$250,252
The core-deposit intangible assets resulted from the Company’s acquisition of FNBB on July 6, 2018, three bank branches from Bank of America on March 18, 2016, North Valley Bancorp in 2014, and Citizens in 2011. The goodwill intangible asset includes $156,561,000 from the FNBB acquisition on July 6, 2018, $849,000 from the acquisition of three bank branches from Bank of America on March 18, 2016, $47,943,000 from the North Valley Bancorp acquisition in 2014, and $15,519,000 from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $5,723,000, $3,499,000, and $1,389,000 was recorded in 2019, 2018, and 2017, respectively.
Deposit Portfolio Composition
The following table shows the Company’s deposit balances at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Noninterest-bearing demand	$1,832,665	$1,760,580	$1,368,218	$1,275,745	$1,155,695
Interest-bearing demand	1,242,274	1,252,366	971,459	887,625	853,961
Savings	1,851,549	1,921,324	1,364,518	1,397,036	1,281,540
Time certificates, over $250,000	129,061	132,429	73,596	75,184	74,647
Other time certificates	311,445	299,767	231,340	259,970	265,423
Total deposits	$5,366,994	$5,366,466	$4,009,131	$3,895,560	$3,631,266
Long-Term Debt
See Note 13 to the consolidated financial statements at Item 8 of this report for information about the Company’s other borrowings, including long-term debt.
Junior Subordinated Debt
See Note 14 to the consolidated financial statements at Item 8 of this report for information about the Company’s junior subordinated debt.
Equity
See Note 16 and Note 26 in the consolidated financial statements at Item 8 of this report for a discussion of shareholders’ equity and regulatory capital, respectively. Management believes that the Company’s capital is adequate to support anticipated growth, meet the cash dividend requirements of the Company and meet the future risk-based capital requirements of the Bank and the Company.
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
In the simulation of net interest income and market value of equity, the forecast balance sheet is processed against various interest rate scenarios. These various interest rate scenarios include a flat rate scenario, which assumes interest rates are unchanged in the future, and rate ramp and or shock scenarios including -200, -100, +100, and +200 basis points around the flat scenario. As of December 31, 2019 the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was less than 2.00%. Based on the historical nature of these rates in the United States not falling below zero, management believes that a shock scenario that reduces interest rates below zero would not provide meaningful results and therefor, have not been modeled. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.
The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous shock scenario over a twelve month period utilizing the Company's specific mix of interest earning assets and interest bearing liabilities as of December 31, 2019.

Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+200 (shock)	1.2%	8.0%
+100 (shock)	0.8%	5.5%
+ 0 (flat)	—	—
-100 (shock)	(3.7)%	(15.3)%
-200 (shock)	nm	nm
These simulations indicate that given a “flat” balance sheet scenario, and if interest-bearing checking, savings and time deposit interest rates track general interest rate changes by approximately 25%, 50%, and 75%, respectively, the Company’s balance sheet is slightly asset sensitive over a twelve month time horizon for rates up, and slightly sensitive over a twelve month time horizon for rates down. “Asset sensitive” implies that net interest income increases when interest rates rise and decrease when interest rates decrease. “Liability sensitive” implies that net interest income decreases when interest rates rise and increase when interest rates decrease.“Neutral sensitivity” implies that net interest income does not change when interest rates change. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.
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
The following interest rate sensitivity table shows the Company’s repricing gaps as of December 31, 2019. In this table transaction deposits, which may be repriced at will by the Company, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Company to appear liability sensitive. Because the Company may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates.
Due to the limitations of gap analysis, as described above, the Company does not actively use gap analysis in managing interest rate risk. Instead, the Company relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.

As of December 31, 2018	Repricing within:
(dollars in thousands)	Less than 3 months	3 - 6 months	6 - 12 months	1 - 5 months	Over 5 years
Interest-earning assets:
Cash at Federal Reserve and other banks	$183,691	$—	$—	$—	$—
Securities	288,559	165,052	78,148	419,470	374,515
Loans	822,776	233,234	480,486	2,304,387	466,483
Total interest-earning assets	1,295,026	398,286	558,634	2,723,857	840,998
Interest-bearing liabilities
Transaction deposits	3,093,823	—	—	—	—
Time	125,686	92,895	121,569	100,352	4
Other borrowings	18,454	—	—	—	—
Junior subordinated debt	57,232	—	—	—	—
Total interest-bearing liabilities	$3,295,195	$92,895	$121,569	$100,352	4
Interest sensitivity gap	$(2,000,169)	$305,391	$437,065	$2,623,505	$840,994
Cumulative sensitivity gap	$(2,000,169)	$(1,694,778)	$(1,257,713)	$1,365,792	$2,206,786
As a percentage of earning assets:
Interest sensitivity gap	(34.4)%	5.3%	7.5%	45.1%	14.5%
Cumulative sensitivity gap	(34.4)%	(29.1)%	(21.6)%	23.5%	37.9%

Liquidity
Liquidity refers to the Company’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled $33,143,000 in 2019. Net increases in loan balances used $286,339,000 of cash, offset partially with sales proceeds and maturity of investments totaling $166,339,000.
Liquidity may also be generated from liabilities through deposit growth and borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2019, financing activities used funds totaling $24,043,000, resulting from $24,999,000 in dividend payments, with an increase in deposit balances of $528,000, and an increase of $2,615,000 in other borrowings. The Company also had available correspondent banking lines of credit totaling $60,000,000 at December 31, 2019. In addition, at December 31, 2019 the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of up to $2,257,366,000 and $273,395,000, respectively. As of December 31, 2019, the Company had $18,454,000 of other borrowings as described in Note 13 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2019, operating activities provided cash of $106,161,000.
The Company’s investment securities, excluding held-to-maturity securities, plus cash and cash equivalents in excess of reserve requirements totaled $1,093,235,000 at December 31, 2019, which was 16.9% of total assets at that time. This was a decrease of $132,891,000 from $122,126,000 and a decrease from 19.3% of total assets as of December 31, 2018.
Loan demand during 2020 will depend in part on economic and competitive conditions. The Company emphasizes the solicitation of non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. Federal Reserve interest rate manipulation efforts have resulted in historic low short-term and long-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain.

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
The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. At December 31, 2019, 2018 and 2017, the Bank had $30,000,000, $65,000,000 and $50,000,000, respectively, of these State deposits.
Certificates of Deposit in Denominations of $100,000 or More

	Amounts as of December 31,
(dollars in thousands)	2019	2018	2017
Time remaining until maturity:
Less than 3 months	$90,252	$70,473	$101,552
3 months to 6 months	64,161	85,781	28,832
6 months to 12 months	74,682	47,254	29,196
More than 12 months	57,244	77,912	29,144
Total	$286,339	$281,420	$188,724
Loan maturities
Loan demand also affects the Company’s liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2019:

	Within One Year	After One But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
Loans with predetermined interest rates:
Real estate mortgage	$27,064	$219,324	$818,689	$1,065,077
Consumer	7,548	22,262	131,983	161,793
Commercial	4,464	103,677	29,770	137,911
Real estate construction	7,211	2,184	49,403	58,798
Total loans with predetermined interest rates	46,287	347,447	1,029,845	1,423,579
Loans with floating interest rates:
Real estate mortgage	36,562	245,430	1,981,221	2,263,213
Consumer	7,729	22,353	253,667	283,749
Commercial	89,560	17,324	38,912	145,796
Real estate construction	44,367	11,573	135,089	191,029
Total loans with floating interest rates	178,218	296,680	2,408,889	2,883,787
Total loans	$224,505	$644,127	$3,438,734	$4,307,366
Investment maturities
The maturity distribution and yields of the investment portfolio at December 31, 2019 is presented in the following tables. The timing of the maturities indicated in the tables below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. Yields on tax exempt securities are shown on a tax equivalent basis.

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(dollars in thousands)
Debt Securities Available for Sale
Obligations of US government agencies	$—	—%	$10,241	3.00%	$21,211	3.25%	$441,528	2.67%	$472,980	2.71%
Obligations of states and political subdivisions	611	2.94%	2,431	4.31%	4,629	3.86%	101,930	4.07%	109,601	4.06%
Corporate bonds	—	—	2,532	6.14%	—	—	—	—	2,532	6.14%
Asset backed securities	—	—	65,899	1.67%	—	—	299,126	2.11%	365,025	2.03%
Total debt securities available for sale	$611	2.94%	$81,103	3.72%	$25,840	0.91%	$842,584	2.63%	$950,138	2.68%
Debt Securities Held to Maturity
Obligations of US government agencies	$—	—%	$—	—%	$18,321	2.28%	$343,464	2.68%	$361,785	2.66%
Obligations of states and political subdivisions	1,271	3.33%	—	—	3,045	3.85%	9,505	3.28%	13,821	3.41%
Total debt securities held to maturity	$1,271	3.33%	$—	—%	$21,366	2.50%	$352,969	2.69%	$375,606	2.67%

Off-Balance Sheet Items
The Bank has certain ongoing commitments under leases. See Note 11 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2019 commitments to extend credit and commitments related to the Bank’s deposit overdraft privilege product were the Bank’s only financial instruments with off-balance sheet risk. The Bank has not entered into any material contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $1,321,340,000, and $1,203,400,000 at December 31, 2019 and 2018, respectively, and represent 30.7% of the total loans outstanding at year-end 2019 versus 29.2% at December 31, 2018. Commitments related to the Bank’s deposit overdraft privilege product totaled $110,402,000 and $111,956,000 at December 31, 2019 and 2018, respectively.
Certain Contractual Obligations
The following chart summarizes certain contractual obligations of the Company as of December 31, 2019:

(dollars in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Time deposits	$440,506	$340,150	$95,628	$4,724	$4
Other collateralized borrowings, fixed rate of 0.05% payable on January 2, 2020	18,454	18,454
Junior subordinated debt:	—
TriCo Trust I(1)	20,619				20,619
TriCo Trust II(2)	20,619				20,619
North Valley Trust II(3)	5,215				5,215
North Valley Trust III(4)	4,118				4,118
North Valley Trust IV(5)	6,661				6,661
Operating lease obligations	27,540	209	1,335	3,751	22,245
Deferred compensation(6)	2,238	674	868	352	344
Supplemental retirement plans(6)	17,996	1,481	2,512	2,453	11,550
Total contractual obligations	$563,966	$360,968	$100,343	$11,280	$91,375
(1)Junior subordinated debt, adjustable rate of three-month LIBOR plus 3.05%, callable in whole or in part by the Company on a quarterly basis beginning October 7, 2008, matures October 7, 2033.
(2)Junior subordinated debt, adjustable rate of three-month LIBOR plus 2.55%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.
(3)Junior subordinated debt, adjustable rate of three-month LIBOR plus 3.25%, callable in whole or in part by the Company on a quarterly basis beginning April 24, 2008, matures April 24, 2033.

(4)Junior subordinated debt, adjustable rate of three-month LIBOR plus 2.80%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.
(5)Junior subordinated debt, adjustable rate of three-month LIBOR plus 1.33%, callable in whole or in part by the Company on a quarterly basis beginning March 15, 2011, matures March 15, 2036.
(6)These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental retirement plans. See Note 22 in the financial statements at Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Market Risk Management” under Item 7 of this report which is incorporated herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRICO BANCSHARES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	At December 31, 2019	At December 31, 2018
Assets:
Cash and due from banks	$92,816	$119,781
Cash at Federal Reserve and other banks	183,691	107,752
Cash and cash equivalents	276,507	227,533
Investment securities:
Marketable equity securities	2,960	2,874
Available for sale debt securities	950,138	1,115,036
Held to maturity debt securities	375,606	444,936
Restricted equity securities	17,250	17,250
Loans held for sale	5,265	3,687
Loans	4,307,366	4,022,014
Allowance for loan losses	(30,616)	(32,582)
Total loans, net	4,276,750	3,989,432
Premises and equipment, net	87,086	89,347
Cash value of life insurance	117,823	117,318
Accrued interest receivable	18,897	19,412
Goodwill	220,872	220,972
Other intangible assets, net	23,557	29,280
Operating leases, right-of-use	27,879	—
Other assets	70,591	75,364
Total assets	$6,471,181	$6,352,441
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,832,665	$1,760,580
Interest-bearing	3,534,329	3,605,886
Total deposits	5,366,994	5,366,466
Accrued interest payable	2,407	1,997
Operating lease liability	27,540	—
Other liabilities	91,984	83,724
Other borrowings	18,454	15,839
Junior subordinated debt	57,232	57,042
Total liabilities	5,564,611	5,525,068
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized; zero issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding: 30,523,824 and 30,417,223 at December 31, 2019 and 2018, respectively	543,998	541,762
Retained earnings	367,794	303,490
Accumulated other comprehensive loss, net of tax	(5,222)	(17,879)
Total shareholders’ equity	906,570	827,373
Total liabilities and shareholders’ equity	$6,471,181	$6,352,441
The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Interest and dividend income:
Loans, including fees	$223,750	$186,117	$146,794
Investments:
Taxable securities	39,810	33,997	27,772
Tax exempt securities	4,002	4,345	4,165
Dividends	1,285	1,705	1,324
Interest bearing cash at Federal Reserve and other banks	3,597	2,054	1,347
Total interest and dividend income	272,444	228,218	181,402
Interest expense:
Deposits	11,716	6,996	3,958
Other borrowings	387	2,745	305
Junior subordinated debt	3,272	3,131	2,535
Total interest expense	15,375	12,872	6,798
Net interest income	257,069	215,346	174,604
Provision for (benefit from) loan losses	(1,690)	2,583	89
Net interest income after provision for (benefit from) loan losses	258,759	212,763	174,515
Noninterest income:
Service charges and fees	40,417	38,460	37,423
Commissions on sale of non-deposit investment products	2,877	3,151	2,729
Increase in cash value of life insurance	3,029	2,718	2,685
Gain on sale of loans	3,282	2,371	3,109
Gain on sale of investment securities	110	207	961
Other	3,805	2,154	2,545
Total noninterest income	53,520	49,061	49,452
Noninterest expense:
Salaries and related benefits	106,065	93,942	82,930
Other	79,392	74,530	63,525
Total noninterest expense	185,457	168,472	146,455
Income before income taxes	126,822	93,352	77,512
Provision for income taxes	34,750	25,032	36,958
Net income	$92,072	$68,320	$40,554
Earnings per share:
Basic	$3.02	$2.57	$1.77
Diluted	$3.00	$2.54	$1.74
The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended
	2019	2018	2017
Net income	$92,072	$68,320	$40,554
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period, after reclassifications	17,159	(12,434)	3,165
Change in minimum pension liability, after reclassifications	(4,502)	388	(370)
Change in joint beneficiary agreement liability	—	426	(110)
Other comprehensive income (loss)	12,657	(11,620)	2,685
Comprehensive income	$104,729	$56,700	$43,239
The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at January 1, 2017	22,867,802	$252,820	$232,440	$(7,913)	$477,347
Net income			40,554		40,554
Other comprehensive income				2,685	2,685
Stock option vesting		259			259
Service condition RSU vesting		895			895
Market plus service condition RSU vesting		432			432
Stock options exercised	145,850	2,621			2,621
Service condition RSUs released	30,896				—
Tax benefit from release of service condition RSUs	18,805				—
Repurchase of common stock	(107,390)	(1,191)	(2,663)		(3,854)
Dividends paid ($0.66 per share)			(15,131)		(15,131)
Balance at December 31, 2017	22,955,963	$255,836	$255,200	$(5,228)	$505,808
Net income			68,320		68,320
Adoption ASU 2016-01			(62)	62	—
Adoption ASU 2018-02			1,093	(1,093)	—
Other comprehensive loss				(11,620)	(11,620)
Stock option vesting		75			75
Service condition RSU vesting		1,017			1,017
Market plus service condition RSU vesting		370			370
Stock options exercised	100,400	1,704			1,704
Service condition RSUs released	35,060				—
Market plus service condition RSUs released	25,512				—
Issuance of common stock	7,405,277	284,437			284,437
Repurchase of common stock	(104,989)	(1,677)	(2,292)		(3,969)
Dividends paid ($0.70 per share)			(18,769)		(18,769)
Balance at December 31, 2018	30,417,223	$541,762	$303,490	$(17,879)	$827,373
Net income			92,072		92,072
Other comprehensive income				12,657	12,657
Service condition RSU vesting		1,161			1,161
Market plus service condition RSU vesting		493			493
Service condition RSUs released	33,060				—
Market plus service condition RSUs released	22,237				—
Stock options exercised	182,500	2,921			2,921
Issuance of common stock					—
Repurchase of common stock	(131,196)	(2,339)	(2,769)		(5,108)
Dividends paid ($0.82 per share)			(24,999)		(24,999)
Balance at December 31, 2019	30,523,824	$543,998	$367,794	$(5,222)	$906,570
The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Years ended December 31,
	2019	2018	2017
Operating activities:
Net income	$92,072	$68,320	$40,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	6,915	7,014	6,787
Amortization of intangible assets	5,723	3,499	1,389
Provision for (benefit from) loan losses	(1,690)	2,583	89
Amortization of investment securities premium, net	2,547	2,512	3,200
Gain on sale of investment securities	(110)	(207)	(961)
Originations of loans for resale	(131,074)	(84,245)	(114,107)
Proceeds from sale of loans originated for resale	131,689	86,988	114,788
Gain on sale of loans	(3,282)	(2,371)	(3,109)
Change in market value of mortgage servicing rights	1,811	146	718
(Reversal of) provision for losses on real estate owned	(102)	89	162
Deferred income tax expense	1,692	2,600	12,473
Gain on sale or transfer of loans, to real estate owned	(608)	(408)	(711)
Operating lease payments	(4,931)	—	—
Loss on disposal of fixed assets	82	185	142
Increase in cash value of life insurance	(3,029)	(2,718)	(2,685)
Gain on life insurance death benefit	(831)	—	(108)
(Gain) loss on marketable equity securities	(86)	64	—
Equity compensation vesting expense	1,654	1,462	1,586
Change in:
Interest receivable	515	(5,640)	(1,745)
Interest payable	410	1,067	112
Amortization of operating lease ROUA	4,592	—	—
Other assets and liabilities, net	(1,153)	10,129	(3,193)
Net cash from operating activities	102,806	91,069	55,381
Investing activities:
Cash acquired in acquisition, net of consideration paid	—	30,613	—
Proceeds from maturities of securities available for sale	97,993	73,014	63,942
Proceeds from maturities of securities held to maturity	68,346	68,937	86,371
Proceeds from sale of available for sale securities	127,066	293,279	25,757
Purchases of securities available for sale	(37,253)	(436,678)	(265,806)
Net redemption of restricted equity securities	—	7,429	—
Loan origination and principal collections, net	(286,339)	(173,752)	(259,404)
Proceeds from sale of real estate owned	1,336	2,527	2,872
Proceeds from sale of premises and equipment	—	63	3,338
Purchases of premises and equipment	(4,293)	(7,435)	(15,164)
Life insurance proceeds	3,355	—	649
Net cash from investing activities	(29,789)	(142,003)	(357,445)

Financing activities:
Net change in deposits	528	365,400	113,571
Net change in other borrowings	2,615	(271,327)	104,673
Repurchase of common stock, net	(2,196)	(2,483)	(1,629)
Dividends paid	(24,999)	(18,769)	(15,131)
Exercise of stock options	9	218	396
Net cash from financing activities	(24,043)	73,039	201,880
Net change in cash and cash equivalents	48,974	22,105	(100,184)
Cash and cash equivalents at beginning of year	227,533	205,428	305,612
Cash and cash equivalents at end of year	$276,507	$227,533	$205,428
Supplemental disclosure of noncash activities:
Unrealized (loss) gain on securities available for sale	$24,361	$(17,627)	$5,461
Loans transferred to foreclosed assets	$1,249	$1,262	$1,563
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	$5,108	$1,486	$2,225
Obligations incurred in conjunction with leased assets	$156	$—	$—
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$14,965	$11,805	$5,609
Cash paid for income taxes	$35,050	$14,525	$21,170
Assets acquired in acquisition and goodwill, net	$—	$1,463,100	$—
Liabilities assumed in acquisition	$—	$1,171,968	$—
The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
Note 1 – Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
TriCo Bancshares (the “Company” or “we”) is a California corporation organized to act as a bank holding company for Tri Counties Bank (the “Bank”). The Company and the Bank are headquartered in Chico, California. The Bank is a California-chartered bank that is engaged in the general commercial and retail banking business in 29 California counties. The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by the Company and three acquired with the acquisition of North Valley Bancorp.
The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. All adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,719,000 are accounted for under the equity method and, accordingly, are included in other assets on the consolidated balance sheets. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheets.
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
Marketable Equity Securities
As of December 31, 2017, marketable equity securities with a fair value of $2,874,000 were recorded within investment securities available for sale on the consolidated balance sheets with changes in the fair value recorded through other comprehensive income and accumulated other comprehensive income (loss). As of January 1, 2018, the Company adopted the new accounting standard for Financial Instruments using a prospective transition approach, which requires equity investments to be measured at fair value with changes in fair value recognized in net income. The adoption of this guidance resulted in a $62,000 decrease to beginning retained earnings and a decrease to the deferred tax of $18,000. During the twelve months ended December 31, 2019 and 2018, the Company recognized ($86,000) of unrealized gains and $64,000 of unrealized losses, respectively, in the consolidated statements of income related to changes in the fair value of marketable equity securities.

Debt Securities
The Company classifies its debt securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term and changes in the value of these securities are recorded through earnings. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Discounts are amortized or accreted over the expected life of the related investment security as an adjustment to yield using the effective interest method. Premiums on callable debt securities are generally amortized to the earliest call date of the security with the exception of mortgage backed securities, where estimated prepayments, if any, are considered. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. The Company did not have any debt securities classified as trading during 2019 and 2018.
The Company assesses other-than-temporary impairment (“OTTI”) based on whether it intends to sell a security or if it is likely that the Company would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is more likely than not that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above. No OTTI losses were recognized during the years ended December 31, 2019, 2018 or 2017.
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
Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors of current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to non-interest income.
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
Real Estate Owned
Real estate owned (REO) includes assets acquired through, or in lieu of, loan foreclosure. REO is held for sale and are initially recorded at fair value less estimated costs to sell at the date of acquisition, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Any write-downs based on the asset’s fair value less costs to sell at the date of acquisition are charged to the allowance for loan and lease losses. Any recoveries based on the asset’s fair value less estimated costs to sell in excess of the recorded value of the loan at the date of acquisition are recorded to the allowance for loan and lease losses. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense, along with the gain or loss on sale of REO.
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
As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable non-interest income. If the Bank decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense related to the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits.
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
Mortgage Servicing Rights
Mortgage servicing rights (“MSR”) represent the Company’s right to a future stream of cash flows based upon the contractual servicing fee associated with servicing mortgage loans. Our MSR arise from residential and commercial mortgage loans that we originate and sell, but retain the right to service the loans. The net gain from the retention of the servicing right is included in gain on sale of loans in non-interest income when the loan is sold. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing fees, when earned, and changes in fair value of the MSR, are recorded in non-interest income.
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
Leases
The Company adopted ASU 2016-2 “Leases” (Topic 842) as of January 1, 2019, which requires the Company to record a right-of-use asset (“ROUA”) on the consolidated balance sheets for those leases that convey rights to control use of identified assets for a period of time in exchange for consideration. The Company is also required to record a lease liability on the consolidated balance sheets for the present value of future payment commitments. Substantially all of the Company’s leases are comprised of operating leases in which the Company is lessee of real estate property for branches, ATM locations, and general administration and operations. The Company elected not to include short-term leases (i.e. leases with initial terms of twelve months or less) within the ROUA and lease liability. Known or determinable adjustments to the required minimum future lease payments were included in the calculation of the Company’s ROUA and lease liability. Adjustments to the required minimum future lease payments that are variable and will not be determinable until a future period, such as changes in the consumer price index, are included as variable lease costs. Additionally, expected variable payments for common area maintenance, taxes and insurance were unknown and not determinable at lease commencement and therefore, were not included in the determination of the Company’s ROUA or lease liability.
The value of the ROUA and lease liability is impacted by the amount of the periodic payment required, length of the lease term, and the discount rate used to calculate the present value of the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. The Company uses the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. The lease liability is reduced based on the discounted present value of remaining payments as of each reporting period. The ROUA value is measured using the amount of lease liability and adjusted for prepaid or accrued lease payments, remaining lease incentives, unamortized direct costs (if any), and impairment (if any).
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
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Interest and/or penalties related to income taxes are reported as a component of non-interest income.
Share-Based Compensation
Compensation costs is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of the awards at the date of grant. The estimate of the fair value of stock options and performance based restricted awards are based on a Black-Scholes or Monte Carlo model, respectively, while the market price of the common stock at the date of grant is used for time based restricted awards. Compensation cost is recognized over the required service period, generally defined as the vesting or measurement period. The Company’s accounting policy is to recognize forfeitures as they occur.
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
Most of our revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as our loans and investment securities. In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019 and December 31, 2018, the Company did not have any significant contract balances. The Company has evaluated the nature of its revenue streams and determined that further disaggregation of revenue into more granular categories beyond what is presented in Note 18 was not necessary. The following are descriptions of revenues within the scope of ASC 606.
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

Reclassifications
Certain amounts reported in previous consolidated financial statements have been reclassified and recalculated to conform to the presentation in this report. These reclassifications did not affect previously reported amounts of net income, total assets or total shareholders’ equity.
Accounting Standards Adopted in 2019
The Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02, which among other things, requires lessees to recognize most leases on-balance sheet, increasing reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. The FASB has issued incremental guidance to Topic 842 standard through ASU No. 2018-11, 2018-20, and 2019-01. The Company has elected to use the transition relief approach as provided in ASU 2018-11, which permits the Company to use January 1, 2019 as both the application date and the adoption date, rather than the modified retrospective approach which would have required an application date of January 1, 2017 and adoption date of January 1, 2019. The Company also elected certain relief options offered within the new standard, which include the package of practical expedients, the option not to recognize a right-of-use asset (ROUA) and lease liability that arise from short-term leases (i.e. leases with terms of 12 months or less), and the option of hindsight when determining lease term. Substantially all of the Company’s lease agreements are considered operating leases and were not previously recognized on the Company’s balance sheets. As of January 1, 2019, the Company recorded a ROUA and corresponding lease liability for all applicable operating leases. While the guidance increased the Company’s gross assets and liabilities, the adoption of ASU 2016-02 did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows. See Note 11 for more information.
FASB issued ASU 2017-8, Receivables—Nonrefundable Fees and Other Costs (Topic 310). ASU 2017-8 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-8 does not change the accounting for callable debt securities held at a discount. ASU 2017-8 was effective for the Company on January 1, 2019, and did not have a significant impact on the Company’s consolidated financial statements.
Accounting Standards Pending Adoption
FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 is the final guidance on the new current expected credit loss (‘‘CECL’’) model. ASU 2016-13 requires the incurred loss impairment methodology in current GAAP be replaced with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate future credit loss estimates. As CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (‘‘HTM’’) debt securities. ASU 2016-13 amends the accounting for credit losses on available-for-sale securities (‘‘AFS’’), whereby credit losses will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Lastly, ASU 2016-13 requires enhanced disclosures on the significant estimates and judgments used to estimate credit losses, as well as on the credit quality and underwriting standards of an organization’s portfolio. These disclosures require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. ASU 2016-13 allows for a modified retrospective approach with a cumulative effect adjustment to the balance sheet upon adoption (charge to retained earnings instead of the income statement). ASU 2016-13 is effective for the Company as of January 1, 2020. Management has taken steps to prepare for the implementation requirements of this standard, such as forming an internal task force, gathering pertinent data, consulting with outside professionals, and evaluating its current IT systems. Based on the loan portfolio composition, characteristics and quality of the loan portfolio as of December 31, 2019, and the current economic environment, management estimates that the total allowance for loan losses will increase from $30,616,000 to approximately $42,000,000 to $50,000,000, or an increase of $11,384,000 to $19,384,000. The estimated decline in equity, net of tax, will range from $8,020,000 to $13,655,000. This increase includes the new requirement to include expected losses on purchased credit-deteriorated loans within the allowance for loan losses. The economic conditions, forecasts and assumptions used in the model could be significantly different in future periods. The impact of the change in the allowance on our results of operations in a provision for credit losses will depend on the current period net charge-offs, level of loan originations, and change in mix of the loan portfolio. The ranges noted above exclude any impact to the Company's reserve for unfunded commitments, which management does not believe the adoption of CECL will have a significant impact. As time progresses and the results of economic conditions require model assumption inputs to change, further refinements to the estimation process may also be identified. In addition, detailed and thorough disclosures are in process of being developed to explain the complexity of this estimate and to aid users of the financial statements in making informed decisions. The held-to-maturity (HTM) investment security portfolio consists of investment securities where payment performance has an implicit or explicit guarantee from the U.S. government and where no history of credit losses exist, management believes that indicators for zero loss are present and therefore, no loss reserves are anticipated to result from the adoption and implementation of the CECL standard for these assets. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. Based on this evaluation, management has determined that the expected credit losses associated with these securities is less than significant for financial reporting purposes and therefore, no loss reserves are anticipated to result from the adoption and implementation of the CECL standard.
FASB issued ASU No. 2017-4, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350): ASU 2017-4 eliminates step two of the goodwill impairment test (the hypothetical purchase price allocation used to determine the implied fair value of goodwill) when step one (determining if the carrying value of a reporting unit exceeds its fair value) is failed. Instead, entities simply will compare the fair value of a reporting unit to its carrying amount and record goodwill impairment for the amount by which the reporting unit’s carrying amount exceeds its fair value. ASU 2017-4 is effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective January 1, 2020 and only revises disclosure requirements, as such it will not have a significant impact on the Company’s consolidated financial statements.
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
In accordance with accounting for business combinations, the Company recorded $156,561,000 of goodwill and $27,605,000 of core deposit intangibles on the acquisition date. The core deposit intangibles is being amortized over the weighted average remaining life of 6.2 years with no significant residual value. For tax purposes, purchase prices accounting adjustments including goodwill are all non-taxable and /or non-deductible. Acquisition related costs of $0, $5,227,000 and $530,000 are included in the consolidated income statement for each of the years ended December 31, 2019, 2018 and 2017, respectively.
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

FNB Bancorp July 6, 2018
Fair value of consideration transferred:
Fair value of shares issued	$284,437
Cash consideration	6,695
Total fair value of consideration transferred	291,132
Assets acquired:
Cash and cash equivalents	37,308
Securities available for sale	335,667
Restricted equity securities	7,723
Loans	834,683
Premises and equipment	30,522
Cash value of life insurance	16,817
Core deposit intangible	27,605
Other assets	16,214
Total assets acquired	1,306,539
Liabilities assumed:
Deposits	991,935
Other liabilities	15,033
Short-term borrowings—Federal Home Loan Bank	165,000
Total liabilities assumed	1,171,968
Total net assets acquired	134,571
Goodwill recognized	$156,561

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

Note 3 – Investment Securities
The amortized cost and estimated fair values of investment securities classified as available for sale and held to maturity are summarized in the following tables:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$466,139	$7,261	$(420)	$472,980
Obligations of states and political subdivisions	106,373	3,229	(1)	109,601
Corporate bonds	2,430	102	—	2,532
Asset backed securities	371,809	129	(6,913)	365,025
Total debt securities available for sale	$946,751	$10,721	$(7,334)	$950,138
Debt Securities Held to Maturity
Obligations of U.S. government agencies	361,785	6,072	(480)	367,377
Obligations of states and political subdivisions	13,821	327	—	14,148
Total debt securities held to maturity	$375,606	$6,399	$(480)	$381,525

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$647,288	$771	$(18,078)	$629,981
Obligations of states and political subdivisions	128,890	294	(3,112)	126,072
Corporate bonds	4,381	97	—	4,478
Asset backed securities	355,451	73	(1,019)	354,505
Total debt securities available for sale	$1,136,010	$1,235	$(22,209)	$1,115,036
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$430,343	$327	$(7,745)	$422,925
Obligations of states and political subdivisions	14,593	82	(230)	14,445
Total debt securities held to maturity	$444,936	$409	$(7,975)	$437,370
During 2019, proceeds from sales of debt securities were $127,066,000, resulting in gross gains and gross (losses) of $338,000 and $(228,000), respectively.
During 2018, proceeds from sales of debt securities were $293,279,000, resulting in a gross gains of $207,000. During 2017, investment securities with a cost basis of $24,796,000 were sold for $25,757,000, resulting in a gain of $961,000 on sale. Investment securities with an aggregate carrying value of $466,321,000 and $597,591,000 at December 31, 2019 and 2018, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.
The amortized cost and estimated fair value of debt securities at December 31, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2019, obligations of U.S. government and agencies with an amortized cost basis totaling $827,924,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At December 31, 2019, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 4.9 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Debt Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$607	$611	$1,271	$1,280
Due after one year through five years	14,853	15,204	—	—
Due after five years through ten years	91,635	91,739	21,366	21,639
Due after ten years	839,656	842,584	352,969	358,606
Totals	$946,751	$950,138	$375,606	$381,525
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2019	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$36,709	$(309)	$23,852	$(111)	$60,561	$(420)
Obligations of states and political subdivisions	778	(1)	—	—	778	(1)
Asset backed securities	237,463	(4,535)	99,981	(2,378)	337,444	(6,913)
Total debt securities available for sale	$274,950	$(4,845)	$123,833	$(2,489)	$398,783	$(7,334)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$18,813	$(142)	$62,952	$(338)	$81,765	$(480)
Obligations of states and political subdivisions	—	—	—	—	—	—
Total debt securities held to maturity	$18,813	$(142)	$62,952	$(338)	$81,765	$(480)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2018	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$171,309	$(3,588)	$394,630	$(14,490)	$565,939	$(18,078)
Obligations of states and political subdivisions	63,738	(1,541)	20,719	(1,571)	84,457	(3,112)
Asset backed securities	101,386	(1,019)	—	—	101,386	(1,019)
Total securities available for sale	$336,433	$(6,148)	$415,349	$(16,061)	$751,782	$(22,209)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$223,810	$(2,619)	$158,648	$(5,126)	$382,458	$(7,745)
Obligations of states and political subdivisions	5,786	(114)	4,042	(116)	9,828	(230)
Total debt securities held to maturity	$229,596	$(2,733)	$162,690	$(5,242)	$392,286	$(7,975)
Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2019, 16 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 0.63% from the Company’s amortized cost basis.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2019, 1 debt security representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 0.13% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. At the time of purchase, each of these securities were rated AA or AAA and through December 31, 2019 have not experienced any deterioration in credit rating. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2019, 20 asset backed securities had unrealized losses with aggregate depreciation of 2.01% from the Company’s amortized cost basis.
Marketable equity securities: All unrealized gains recognized during the reporting period were for equity securities still held at December 31, 2019.
Note 4 – Loans
A summary of loan balances follows (in thousands):

	December 31, 2019
	Originated	PNCI	PCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$373,101	$134,994	$1,413	$509,508
Commercial	2,221,217	592,244	5,321	2,818,782
Total mortgage loans on real estate	2,594,318	727,238	6,734	3,328,290
Consumer:
Home equity lines of credit	299,454	34,057	789	334,300
Home equity loans	25,343	2,829	414	28,586
Other	67,896	14,758	2	82,656
Total consumer loans	392,693	51,644	1,205	445,542
Commercial	262,581	18,649	2,477	283,707
Construction:
Residential	191,681	11,285	—	202,966
Commercial	46,422	439	—	46,861
Total construction	238,103	11,724	—	249,827
Total loans, net of deferred loan fees and discounts	$3,487,695	$809,255	$10,416	$4,307,366
Total principal balance of loans owed, net of charge-offs	$3,496,622	$838,425	$16,678	$4,351,725
Unamortized net deferred loan fees	(8,927)	—	—	(8,927)
Discounts to principal balance of loans owed, net of charge-offs	—	(29,170)	(6,262)	(35,432)
Total loans, net of deferred loan fees and discounts	$3,487,695	$809,255	$10,416	$4,307,366
Allowance for loan losses	$(30,110)	$(500)	$(6)	$(30,616)

	December 31, 2018
	Originated	PNCI	PCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$343,796	$169,792	$1,674	$515,262
Commercial	1,910,981	708,401	8,456	2,627,838
Total mortgage loan on real estate	2,254,777	878,193	10,130	3,143,100
Consumer:
Home equity lines of credit	284,453	40,957	1,167	326,577
Home equity loans	32,660	3,585	439	36,684
Other	34,020	21,659	42	55,721
Total consumer loans	351,133	66,201	1,648	418,982
Commercial	228,635	45,468	2,445	276,548
Construction:
Residential	90,703	30,593	—	121,296
Commercial	56,208	5,880	—	62,088
Total construction	146,911	36,473	—	183,384
Total loans, net of deferred loan fees and discounts	$2,981,456	$1,026,335	$14,223	$4,022,014
Total principal balance of loans owed, net of charge-offs	$2,991,324	$1,062,655	$21,265	$4,075,244
Unamortized net deferred loan fees	(9,868)	—	—	(9,868)
Discounts to principal balance of loans owed, net of charge-offs	—	(36,320)	(7,042)	(43,362)
Total loans, net of unamortized deferred loan fees and discounts	$2,981,456	$1,026,335	$14,223	$4,022,014
Allowance for loan losses	$(31,793)	$(667)	$(122)	$(32,582)

The following is a summary of the change in accretable yield for PCI loans during the periods indicated (in thousands):

	Year ended December 31,
	2019	2018	2017
Change in accretable yield:
Balance at beginning of period	$6,059	$6,137	$7,670
Accretion to interest income	(852)	(787)	(2,809)
Reclassification from non-accretable difference	1,012	709	1,276
Balance at end of period	$6,219	$6,059	$6,137

Note 5 – Allowance for Loan Losses
The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Loan Losses - December 31, 2019
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,676	$(2)	$54	$(422)	$2,306
Commercial	12,944	(746)	1,528	(1,731)	11,995
Total mortgage loans on real estate	15,620	(748)	1,582	(2,153)	14,301
Consumer:
Home equity lines of credit	6,042	—	504	(974)	5,572
Home equity loans	1,540	(3)	431	(1,357)	611
Other	793	(765)	321	1,246	1,595
Total consumer loans	8,375	(768)	1,256	(1,085)	7,778
Commercial	6,090	(2,123)	525	657	5,149
Construction:
Residential	1,834	—	—	1,236	3,070
Commercial	663	—	—	(345)	318
Total construction	2,497	—	—	891	3,388
Total	$32,582	$(3,639)	$3,363	$(1,690)	$30,616

	Allowance for Loan Losses – As of December 31, 2019
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$2,257	$49	$—	$2,306
Commercial	11,917	78	—	11,995
Total mortgage loans on real estate	14,174	127	—	14,301
Consumer:
Home equity lines of credit	5,451	115	6	5,572
Home equity loans	567	44	—	611
Other	1,576	19	—	1,595
Total consumer loans	7,594	178	6	7,778
Commercial	4,519	630	—	5,149
Construction:
Residential	3,070	—	—	3,070
Commercial	318	—	—	318
Total construction	3,388	—	—	3,388
Total	$29,675	$935	$6	$30,616

	Loans, Net of Unearned fees – As of December 31, 2019
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans, net of unearned fees
Mortgage loans on real estate:
Residential 1-4 family	$503,021	$5,074	$1,413	$509,508
Commercial	2,804,812	8,649	5,321	2,818,782
Total mortgage loans on real estate	3,307,833	13,723	6,734	3,328,290
Consumer:
Home equity lines of credit	331,437	2,074	789	334,300
Home equity loans	26,522	1,650	414	28,586
Other	82,514	140	2	82,656
Total consumer loans	440,473	3,864	1,205	445,542
Commercial	278,900	2,330	2,477	283,707
Construction:
Residential	202,966	—	—	202,966
Commercial	46,861	—	—	46,861
Total construction	249,827	—	—	249,827
Total	$4,277,033	$19,917	$10,416	$4,307,366

	Allowance for Loan Losses – Year Ended December 31, 2018
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,317	$(77)	$—	$436	$2,676
Commercial	11,441	(15)	68	1,450	12,944
Total mortgage loans on real estate	13,758	(92)	68	1,886	15,620
Consumer:
Home equity lines of credit	5,800	(277)	846	(327)	6,042
Home equity loans	1,841	(24)	297	(574)	1,540
Other	586	(783)	288	702	793
Total consumer loans	8,227	(1,084)	1,431	(199)	8,375
Commercial	6,512	(1,188)	541	225	6,090
Construction:
Residential	1,184	—	—	650	1,834
Commercial	642	—	—	21	663
Total construction	1,826	—	—	671	2,497
Total	$30,323	$(2,364)	$2,040	$2,583	$32,582

	Allowance for Loan Losses – As of December 31, 2018
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$2,620	$56	$—	$2,676
Commercial	12,737	91	116	12,944
Total mortgage loans on real estate	15,357	147	116	15,620
Consumer:
Home equity lines of credit	5,838	198	6	6,042
Home equity loans	1,486	54	—	1,540
Other	779	14	—	793
Total consumer loans	8,103	266	6	8,375
Commercial	4,309	1,781	—	6,090
Construction:
Residential	1,834	—	—	1,834
Commercial	663	—	—	663
Total construction	2,497	—	—	2,497
Total	$30,266	$2,194	$122	$32,582

	Loans, Net of Unearned fees – As of December 31, 2018
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$509,267	$4,321	$1,674	$515,262
Commercial	2,606,819	12,563	8,456	2,627,838
Total mortgage loans on real estate	3,116,086	16,884	10,130	3,143,100
Consumer:
Home equity lines of credit	322,764	2,646	1,167	326,577
Home equity loans	33,142	3,103	439	36,684
Other	55,483	196	42	55,721
Total consumer loans	411,389	5,945	1,648	418,982
Commercial	268,885	5,218	2,445	276,548
Construction:
Residential	121,296	—	—	121,296
Commercial	62,088	—	—	62,088
Total construction	183,384	—	—	183,384
Total	$3,979,744	$28,047	$14,223	$4,022,014

	Allowance for Loan Losses – Year Ended December 31, 2017
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,748	$(60)	$—	$(371)	$2,317
Commercial	11,517	(186)	397	(287)	11,441
Total mortgage loans on real estate	14,265	(246)	397	(658)	13,758
Consumer:
Home equity lines of credit	7,044	(98)	698	(1,844)	5,800
Home equity loans	2,644	(332)	242	(713)	1,841
Other	622	(1,186)	375	775	586
Total consumer loans	10,310	(1,616)	1,315	(1,782)	8,227
Commercial	5,831	(1,444)	428	1,697	6,512
Construction:
Residential	1,417	(1,104)	—	871	1,184
Commercial	680	—	1	(39)	642
Total construction	2,097	(1,104)	1	832	1,826
Total	$32,503	$(4,410)	$2,141	$89	$30,323

	Allowance for Loan Losses – As of December 31, 2017
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total allowance for loan losses
Mortgage loans on real estate:
Residential 1-4 family	$1,932	$230	$155	$2,317
Commercial	11,351	30	60	11,441
Total mortgage loans on real estate	13,283	260	215	13,758
Consumer:
Home equity lines of credit	5,356	427	17	5,800
Home equity loans	1,734	107	—	1,841
Other	529	57	—	586
Total consumer loans	7,619	591	17	8,227
Commercial	4,624	1,848	40	6,512
Construction:
Residential	1,184	—	—	1,184
Commercial	642	—	—	642
Total construction	1,826	—	—	1,826
Total	$27,352	$2,699	$272	$30,323

	Loans, Net of Unearned fees – As of December 31, 2017
(in thousands)	Loans pooled for evaluation	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Total Loans
Mortgage loans on real estate:
Residential 1-4 family	$378,743	$5,298	$1,385	$385,426
Commercial	1,892,422	13,911	8,563	1,914,896
Total mortgage loans on real estate	2,271,165	19,209	9,948	2,300,322
Consumer:
Home equity lines of credit	283,502	2,688	2,498	288,688
Home equity loans	41,076	1,470	485	43,031
Other	24,853	257	45	25,155
Total consumer loans	349,431	4,415	3,028	356,874
Commercial	213,358	4,470	2,584	220,412
Construction:
Residential	67,790	140	—	67,930
Commercial	69,627	—	—	69,627
Total construction	137,417	140	—	137,557
Total	$2,971,371	$28,234	$15,560	$3,015,165
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
The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the risk grades is as follows:
•Pass – This grade represents loans ranging from acceptable to very little or no credit risk. These loans typically meet most if not all policy standards in regard to: loan amount as a percentage of collateral value, debt service coverage, profitability, leverage, and working capital.
•Special Mention – This grade represents “Other Assets Especially Mentioned” in accordance with regulatory guidelines and includes loans that display some potential weaknesses which, if left unaddressed, may result in deterioration of the repayment prospects for the asset or may inadequately protect the Company’s position in the future. These loans warrant more than normal supervision and attention.
•Substandard – This grade represents “Substandard” loans in accordance with regulatory guidelines. Loans within this rating typically exhibit weaknesses that are well defined to the point that repayment is jeopardized. Loss potential is, however, not necessarily evident. The underlying collateral supporting the credit appears to have sufficient value to protect the Company from loss of principal and accrued interest, or the loan has been written down to the point where this is true. There is a definite need for a well-defined workout/rehabilitation program.
•Doubtful – This grade represents “Doubtful” loans in accordance with regulatory guidelines. An asset classified as Doubtful has all the weaknesses inherent in a loan classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and financing plans.
•Loss – This grade represents “Loss” loans in accordance with regulatory guidelines. A loan classified as Loss is considered uncollectible and of such little value that its continuance as a bankable asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though some recovery may be affected in the future. The portion of the loan that is graded loss should be charged off no later than the end of the quarter in which the loss is identified.

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Credit Quality Indicators Originated Loans – As of December 31, 2019
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total Originated Loans
Mortgage loans on real estate:
Residential 1-4 family	$366,149	$2,497	$4,455	$—	$373,101
Commercial	2,185,961	24,485	10,771	—	2,221,217
Total mortgage loans on real estate	2,552,110	26,982	15,226	—	2,594,318
Consumer:
Home equity lines of credit	293,432	3,332	2,690	—	299,454
Home equity loans	22,318	1,192	1,833	—	25,343
Other	67,422	373	101	—	67,896
Total consumer loans	383,172	4,897	4,624	—	392,693
Commercial	254,554	3,826	4,201		262,581
Construction:
Residential	191,434	—	247	—	191,681
Commercial	46,105	317	—	—	46,422
Total construction	237,539	317	247	—	238,103
Total loans	$3,427,375	$36,022	$24,298	$—	$3,487,695

	Credit Quality Indicators PNCI Loans – As of December 31, 2019
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total PNCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$131,820	$2,217	$957	$—	$134,994
Commercial	584,829	573	6,842	—	592,244
Total mortgage loans on real estate	716,649	2,790	7,799	—	727,238
Consumer:
Home equity lines of credit	32,096	857	1,104	—	34,057
Home equity loans	2,774	—	55	—	2,829
Other	14,390	346	22	—	14,758
Total consumer loans	49,260	1,203	1,181	—	51,644
Commercial	18,602	1	46	—	18,649
Construction:
Residential	7,083	4,202	—	—	11,285
Commercial	439	—	—	—	439
Total construction	7,522	4,202	—	—	11,724
Total loans	$792,033	$8,196	$9,026	$—	$809,255

	Credit Quality Indicators Originated Loans – As of December 31, 2018
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total Originated Loans
Mortgage loans on real estate:
Residential 1-4 family	$337,189	$1,724	$4,883	$—	$343,796
Commercial	1,861,627	33,483	15,871	—	1,910,981
Total mortgage loans on real estate	2,198,816	35,207	20,754	—	2,254,777
Consumer:
Home equity lines of credit	279,491	2,309	2,653	—	284,453
Home equity loans	29,289	1,054	2,317	—	32,660
Other	33,606	341	73	—	34,020
Total consumer loans	342,386	3,704	5,043	—	351,133
Commercial	217,126	6,127	5,382	—	228,635
Construction:
Residential	90,412	32	259	—	90,703
Commercial	55,863	345	—	—	56,208
Total construction	146,275	377	259	—	146,911
Total loans	$2,904,603	$45,415	$31,438	$—	$2,981,456

	Credit Quality Indicators PNCI Loans – As of December 31, 2018
(in thousands)	Pass	Special Mention	Substandard	Doubtful / Loss	Total PNCI Loans
Mortgage loans on real estate:
Residential 1-4 family	$167,908	$1,086	$798	$—	$169,792
Commercial	701,868	3,085	3,448	—	708,401
Total mortgage loans on real estate	869,776	4,171	4,246	—	878,193
Consumer:
Home equity lines of credit	38,780	1,124	1,053	—	40,957
Home equity loans	3,413	74	98	—	3,585
Other	21,481	173	5	—	21,659
Total consumer loans	63,674	1,371	1,156	—	66,201
Commercial	45,027	321	120	—	45,468
Construction:
Residential	30,593	—	—	—	30,593
Commercial	5,880	—	—	—	5,880
Total construction	36,473	—	—	—	36,473
Total	$1,014,950	$5,863	$5,522	$—	$1,026,335
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
The following tables show the ending balance of current and past due originated and PNCI loans by loan category as of the date indicated:

	Analysis of Originated Past Due Loans - As of December 31, 2019
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$60	$65	$1,957	$2,082	$371,019	$373,101	$—
Commercial	30	136	293	459	2,220,758	2,221,217	—
Total mortgage loans on real estate	90	201	2,250	2,541	2,591,777	2,594,318	—
Consumer:
Home equity lines of credit	—	93	712	805	298,649	299,454	—
Home equity loans	36	216	132	384	24,959	25,343	—
Other	120	—	4	124	67,772	67,896	—
Total consumer loans	156	309	848	1,313	391,380	392,693	—
Commercial	604	297	9	910	261,671	262,581	—
Construction:
Residential	—	—	—	—	191,681	191,681	—
Commercial	—	—	—	—	46,422	46,422	—
Total construction	—	—	—	—	238,103	238,103	—
Total originated loans	$850	$807	$3,107	$4,764	$3,482,931	$3,487,695	$—

	Analysis of PNCI Past Due Loans - As of December 31, 2019
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$—	$305	$—	$305	$134,689	$134,994	$—
Commercial	268	—	2,137	2,405	589,839	592,244	—
Total mortgage loans on real estate	268	305	2,137	2,710	724,528	727,238	—
Consumer:
Home equity lines of credit	87	260	243	590	33,467	34,057	—
Home equity loans	51	—	—	51	2,778	2,829	—
Other	—	—	19	19	14,739	14,758	19
Total consumer loans	138	260	262	660	50,984	51,644	19
Commercial	—	—	51	51	18,598	18,649	—
Construction:
Residential	—	—	—	—	11,285	11,285	—
Commercial	—	—	—	—	439	439	—
Total construction	—	—	—	—	11,724	11,724	—
Total PNCI loans	$406	$565	$2,450	$3,421	$805,834	$809,255	$19

	Analysis of Originated Past Due Loans - As of December 31, 2018
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,675	$132	$478	$2,285	$341,511	$343,796	$—
Commercial	431	1,200	296	1,927	1,909,054	1,910,981	—
Total mortgage loans on real estate	2,106	1,332	774	4,212	2,250,565	2,254,777	—
Consumer:
Home equity lines of credit	908	47	609	1,564	282,889	284,453	—
Home equity loans	1,043	24	214	1,281	31,379	32,660	—
Other	298	17	—	315	33,705	34,020	—
Total consumer loans	2,249	88	823	3,160	347,973	351,133	—
Commercial	1,053	579	1,247	2,879	225,756	228,635	—
Construction:
Residential	209	—	—	209	90,494	90,703	—
Commercial	—	—	—	—	56,208	56,208	—
Total construction	209	—	—	209	146,702	146,911	—
Total loans	$5,617	$1,999	$2,844	$10,460	$2,970,996	$2,981,456	$—

	Analysis of PNCI Past Due Loans - As of December 31, 2018
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total	> 90 Days and Still Accruing
Mortgage loans on real estate:
Residential 1-4 family	$1,009	$133	$156	$1,298	$168,494	$169,792	$—
Commercial	1,646	1,136	1,082	3,864	704,537	708,401	—
Total mortgage loans on real estate	2,655	1,269	1,238	5,162	873,031	878,193	—
Consumer:
Home equity lines of credit	304	35	237	576	40,381	40,957	—
Home equity loans	74	—	—	74	3,511	3,585	—
Other	160	—	—	160	21,499	21,659	—
Total consumer loans	538	35	237	810	65,391	66,201	—
Commercial	678	145	113	936	44,532	45,468	—
Construction:
Residential	—	—	—	—	30,593	30,593	—
Commercial	—	—	—	—	5,880	5,880	—
Total construction	—	—	—	—	36,473	36,473	—
Total loans	$3,871	$1,449	$1,588	$6,908	$1,019,427	$1,026,335	$—

The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of December 31, 2019			As of December 31, 2018
(in thousands)	Originated	PNCI	Total	Originated	PNCI	Total
Mortgage loans on real estate:
Residential 1-4 family	$3,547	$876	$4,423	$3,244	$334	$3,578
Commercial	2,702	2,403	5,105	9,263	1,468	10,731
Total mortgage loans on real estate	6,249	3,279	9,528	12,507	1,802	14,309
Consumer:
Home equity lines of credit	1,254	548	1,802	1,429	885	2,314
Home equity loans	1,181	31	1,212	1,722	47	1,769
Other	29	2	31	3	4	7
Total consumer loans	2,464	581	3,045	3,154	936	4,090
Commercial	2,038	51	2,089	3,755	120	3,875
Construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Total construction	—	—	—	—	—	—
Total non accrual loans	$10,751	$3,911	$14,662	$19,416	$2,858	$22,274
Interest income on originated non accrual loans that would have been recognized during the years ended December 31, 2019, 2018, and 2017, if all such loans had been current in accordance with their original terms, totaled $896,000, $1,584,000, and $1,067,000, respectively. Interest income actually recognized on these originated loans during the years ended December 31, 2019, 2018, and 2017 was $210,000, $486,000, and $530,000, respectively. Interest income on PNCI non accrual loans that would have been recognized during the years ended December 31, 2019, 2018, and 2017, if all such loans had been current in accordance with their original terms, totaled $305,000, $1,122,000, and $73,000, respectively. Interest income actually recognized on these PNCI loans during the years ended December 31, 2019, 2018, and 2017 was $162,000, $989,000, and $18,000, respectively.
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

	Impaired Originated Loans - As of, or for the Twelve Months Ended, December 31, 2019
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,836	$3,434	$764	$4,198	$49	$4,388	$71
Commercial	6,543	4,401	1,845	6,246	78	9,343	86
Total mortgage loans on real estate	11,379	7,835	2,609	10,444	127	13,731	157
Consumer:
Home equity lines of credit	1,315	1,267	1	1,268	1	1,679	35
Home equity loans	1,895	1,278	234	1,512	42	1,839	5
Other	47	3	25	28	7	33	2
Total consumer loans	3,257	2,548	260	2,808	50	3,551	42
Commercial	2,612	1,463	816	2,279	579	3,746	12
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total construction	—	—	—	—	—	—	—
Total	$17,248	$11,846	$3,685	$15,531	$756	$21,028	$211

	Impaired PNCI Loans - As of, or for the Twelve Months Ended, December 31, 2019
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$945	$876	$—	$876	$—	$605	$9
Commercial	2,405	2,403	—	2,403	—	1,935	146
Total mortgage loans on real estate	3,350	3,279	—	3,279	—	2,540	155
Consumer:
Home equity lines of credit	862	395	411	806	114	905	6
Home equity loans	159	20	118	138	2	189	—
Other	112	59	53	112	12	111	—
Total consumer loans	1,133	474	582	1,056	128	1,205	6
Commercial	59	—	51	51	51	86	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total construction	—	—	—	—	—	—	—
Total	$4,542	$3,753	$633	$4,386	$179	$3,831	$161

	Impaired Originated Loans - As of, or for the Twelve Months Ended, December 31, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,594	$3,663	$308	$3,971	$56	$3,517	$90
Commercial	13,081	10,676	1,765	12,441	42	13,115	137
Total mortgage loans on real estate	17,675	14,339	2,073	16,412	98	16,632	227
Consumer:
Home equity lines of credit	1,900	1,749	111	1,860	71	1,885	43
Home equity loans	2,374	1,892	65	1,957	2	1,520	23
Other	3	—	3	3	3	17	2
Total consumer loans	4,277	3,641	179	3,820	76	3,422	68
Commercial	5,433	2,924	2,287	5,211	1,774	4,654	91
Construction:
Residential	—	—	—	—	—	5	—
Commercial	—	—	—	—	—	—	—
Total construction	—	—	—	—	—	5	—
Total	$27,385	$20,904	$4,539	$25,443	$1,948	$24,713	$386

	Impaired PNCI Loans - As of, or for the Twelve Months Ended, December 31, 2018
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$375	$334	$—	$334	$—	$529	$5
Commercial	3,110	1,468	—	1,468	—	1,713	183
Total mortgage loans on real estate	3,485	1,802	—	1,802	—	2,242	188
Consumer:
Home equity lines of credit	1,027	587	367	954	127	1,120	18
Home equity loans	252	47	197	244	101	155	—
Other	106	21	85	106	11	114	—
Total consumer loans	1,385	655	649	1,304	239	1,389	18
Commercial	120	113	7	120	7	60	1
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total construction	—	—	—	—	—	—	—
Total	$4,990	$2,570	$656	$3,226	$246	$3,691	$207

	Impaired Originated Loans - As of, or for the Twelve Months Ended, December 31, 2017
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$4,023	$2,058	$1,881	$3,939	$230	$3,501	$143
Commercial	14,186	13,101	810	13,911	30	13,851	645
Total mortgage loans on real estate	18,209	15,159	2,691	17,850	260	17,352	788
Consumer:
Home equity lines of credit	1,581	1,093	401	1,494	111	1,702	47
Home equity loans	1,627	1,107	198	1,305	10	1,193	24
Other	55	4	3	7	3	20	—
Total consumer loans	3,263	2,204	602	2,806	124	2,915	71
Commercial	4,566	575	3,895	4,470	1,848	4,283	184
Construction:
Residential	140	140	—	140	—	76	9
Commercial	—	—	—	—	—	—	—
Total construction	140	140	—	140	—	76	9
Total	$26,178	$18,078	$7,188	$25,266	$2,232	$24,626	$1,052

	Impaired PNCI Loans - As of, or for the Twelve Months Ended, December 31, 2017
(in thousands)	Unpaid principal balance	Recorded investment with no related allowance	Recorded investment with related allowance	Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
Mortgage loans on real estate:
Residential 1-4 family	$1,404	$1,359	$—	$1,359	$—	$1,041	$24
Commercial	—	—	—	—	—	979	—
Total mortgage loans on real estate	1,404	1,359	—	1,359	—	2,020	24
Consumer:
Home equity lines of credit	1,216	591	603	1,194	316	1,240	48
Home equity loans	178	44	121	165	97	117	6
Other	250	—	250	250	54	186	11
Total consumer loans	1,644	635	974	1,609	467	1,543	65
Commercial	—	—	—	—	—	—	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total construction	—	—	—	—	—	—	—
Total	$3,048	$1,994	$974	$2,968	$467	$3,563	$89
Originated loans classified as TDRs and impaired were $7,285,000, $10,253,000 and $12,517,000 at December 31, 2019, 2018 and 2017, respectively. PNCI loans classified as TDRs and impaired were $726,000, $615,000 and $1,352,000 at December 31, 2019, 2018 and 2017, respectively. The Company had no significant obligations to lend additional funds on Originated or PNCI TDRs as of December 31, 2019, 2018, or 2017.

The following tables show certain information regarding Troubled Debt Restructurings that occurred during the periods indicated:

	TDR Information for the Year Ended December 31, 2019
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	3	$659	$662	$30	—	$—	$—
Commercial	2	60	67	—	—	—	—
Total mortgage loans on real estate	5	719	729	30	—	—	—
Consumer:
Home equity lines of credit	1	65	68	—	—	—	—
Home equity loans	2	149	147	29	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	3	214	215	29	—	—	—
Commercial	10	1,918	1,885	—	1	7	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total construction	—	—	—	—	—	—	—
Total	18	$2,851	$2,829	$59	1	$7	$—

	TDR Information for the Year Ended December 31, 2018
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	1	$156	$156	$—	—	$—	$—
Commercial	7	1,782	1,779	491	1	169	—
Total mortgage loans on real estate	8	1,938	1,935	491	1	169	—
Consumer:
Home equity lines of credit	1	133	138	—	2	248	—
Home equity loans	2	599	599	(35)	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	3	732	737	(35)	2	248	—
Commercial	6	1,098	1,083	325	3	148	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total construction	—	—	—	—	—	—	—
Total	17	$3,768	$3,755	$781	6	$565	$—

	TDR Information for the Year Ended December 31, 2017
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	1	$939	$939	$169	2	$223	$—
Commercial	8	3,721	3,695	(111)	1	219	—
Total mortgage loans on real estate	9	4,660	4,634	58	3	442	—
Consumer:
Home equity lines of credit	3	187	187	27	1	127	(5)
Home equity loans	1	252	252	—	1	55	—
Other	1	14	14	11	—	—	—
Total consumer loans	5	453	453	38	2	182	(5)
Commercial	11	1,854	1,747	37		—
Construction:
Residential	1	144	144	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total construction	1	144	144	—	—	—	—
Total	26	$7,111	$6,978	$133	5	$624	$(5)
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
Note 6 – Real Estate Owned
A summary of the activity in the balance of real estate owned follows (dollars in thousands):

	Year ended December 31,
	2019	2018
Beginning balance, net	$2,280	$3,226
Additions/transfers from loans	1,249	1,262
Dispositions/sales	(1,090)	(2,119)
Valuation adjustments	102	(89)
Ending balance, net	$2,541	$2,280
Ending valuation allowance	$(139)	$(116)
Ending number of foreclosed assets	6	11
Proceeds from sale of real estate owned	$1,336	$2,527
Gain on sale of real estate owned	$246	$408
At December 31, 2019, the balance of real estate owned includes $1,048,000 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are underway is $39,000.

Note 7 – Premises and Equipment

	As of December 31,
	2019	2018
	(In thousands)
Land and land improvements	$29,453	$29,065
Buildings	65,241	64,478
Furniture and equipment	45,723	45,228
	140,417	138,771
Less: Accumulated depreciation	(53,704)	(50,125)
	86,713	88,646
Construction in progress	373	701
Total premises and equipment	$87,086	$89,347
Depreciation expense for premises and equipment amounted to $6,472,000, $6,104,000, and $5,686,000 in 2019, 2018, and 2017, respectively.
Note 8 – Cash Value of Life Insurance
A summary of the activity in the balance of cash value of life insurance follows (dollars in thousands):

	Year ended December 31,
	2019	2018
Beginning balance	$117,318	$97,783
Acquired policies from business combination	—	16,817
Increase in cash value of life insurance	3,029	2,718
Gain on death benefit	831	—
Insurance proceeds receivable reclassified to other assets	(3,355)	—
Ending balance	$117,823	$117,318
End of period death benefit	$199,084	$200,249
Number of policies owned	189	196
Insurance companies used	14	14
Current and former employees and directors covered	63	66

Note 9 – Goodwill and Other Intangible Assets
The following table summarizes the Company’s goodwill intangible as of the dates indicated:

(in thousands)	December 31, 2019	Additions	Reductions	December 31, 2018
Goodwill	$220,872	$—	$(100)	$220,972
Impairment exists when a Company’s carrying value exceeds its fair value. Goodwill is evaluated for impairment annually. At September 30, 2019, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeds its carrying value, resulting in no impairment. For each of the years in the three year period ended December 31, 2019, there were no impairment charges recognized. Reductions in goodwill recorded during the year ended December 31, 2019 were the result of management's refinement of the purchase accounting valuation estimates of certain assets and liabilities associated with the acquisition of FNBB.
The following table summarizes the Company’s core deposit intangibles (“CDI”) as of the dates indicated:

(in thousands)	December 31, 2019	Additions	Reductions/ Amortization	December 31, 2018
Core deposit intangibles	$37,163	$—	$—	$37,163
Accumulated amortization	(13,606)	—	(5,723)	(7,883)
Core deposit intangibles, net	$23,557	—	$(5,723)	$29,280

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

Years Ended	Estimated CDI Amortization
2020	$5,723
2021	5,465
2022	4,776
2023	4,269
2024	2,482
Thereafter	842
$23,557

Note 10 – Mortgage Servicing Rights
The following tables summarize the activity in, and the main assumptions used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

	Year ended December 31,
	2019	2018	2017
Balance at beginning of period	$7,098	$6,687	$6,595
Additions	913	557	810
Change in fair value	(1,811)	(146)	(718)
Balance at end of period	$6,200	$7,098	$6,687
Contractually specified servicing fees, late fees and ancillary fees earned	$1,917	$2,038	$2,076
Balance of loans serviced at:
Beginning of period	$785,138	$811,065	$816,623
End of period	$767,662	$785,138	$811,065
Period end:
Weighted-average prepayment speed (CPR)	6.2%	7.6%	8.9%
Weighted-average discount rate	12.0%	12.0%	13.0%
The changes in fair value of MSRs during 2019 were primarily due to changes in principal balances and mortgage prepayment speeds of the MSRs. The changes in fair value of MSRs during 2018 were primarily due to changes in investor required rate of return, or discount rate, of the MSRs. The changes in fair value of MSRs during 2017 were primarily due to changes in principal balances, changes in mortgage prepayment speeds, and changes in investor required rate of return, or discount rate, of the MSRs.

Note 11 - Leases
The following table presents the components of lease expense for the period indicated (in thousands):

Year ended December 31, 2019
Operating lease cost	$5,228
Short-term lease cost	262
Variable lease cost	(29)
Sublease income	(131)
Total lease cost	$5,330
Prior to the adoption of ASU 2016-2, rent expense under operating leases was $6,348,000 and $5,885,000 for years ended 2018 and 2017, respectively. Rent expense was offset by rent income of $42,000 and $44,000 during the same periods, respectively.

The following table presents supplemental cash flow information related to leases for the twelve months ended December 31, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,931
ROUA obtained in exchange for operating lease liabilities	$32,162
The following table presents the weighted average operating lease term and discount rate at December 31, 2019:

Weighted-average remaining lease term	9.3 years
Weighted-average discount rate	3.2%
At December 31, 2019, future expected operating lease payments are as follows (in thousands):

Periods ending December 31,
2020	$4,388
2021	4,235
2022	3,896
2023	3,216
2024	2,937
Thereafter	13,745
32,417
Discount for present value of expected cash flows	(4,877)
Lease liability at December 31, 2019	$27,540

Note 12 – Deposits
A summary of the balances of deposits follows (in thousands):

	December 31,
	2019	2018
Noninterest-bearing demand	$1,832,665	$1,760,580
Interest-bearing demand	1,242,274	1,252,366
Savings	1,851,549	1,921,324
Time certificates, $250,000 and over	129,061	132,429
Other time certificates	311,445	299,767
Total deposits	$5,366,994	$5,366,466
Certificate of deposit balances of $30,000,000 and $60,000,000 from the State of California were included in time certificates over $250,000 at December 31, 2019 and 2018. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $1,550,000 and $1,469,000 were classified as consumer loans at December 31, 2019 and 2018, respectively.
At December 31, 2019, the scheduled maturities of time deposits were as follows (in thousands):

Scheduled maturities
2020	$340,150
2021	57,076
2022	38,552
2023	2,798
2024	1,924
Thereafter	6
Total	$440,506

Note 13 – Other Borrowings
A summary of the balances of other borrowings follows:

	December 31,
	2019	2018
(in thousands)
Other collateralized borrowings, fixed rate, as of December 31, 2019 and 2018 of 0.05%, payable on January 2, 2020 and 2019, respectively	$18,454	$15,839
Total other borrowings	$18,454	$15,839
Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of December 31, 2019, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $48,878,000 under these other collateralized borrowings.
The Company maintains a collateralized line of credit with the FHLB. Based on the FHLB stock requirements at December 31, 2019, this line provided for maximum borrowings of $2,257,336,000 of which zero was outstanding. As of December 31, 2019, the Company had designated investment securities with a fair value of $160,134,000 and loans totaling $3,070,793,000 as potential collateral under this collateralized line of credit with the FHLB.
The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2019, this line provided for maximum borrowings of $273,395,000 of which none was outstanding. As of December 31, 2019, the Company has designated investment securities with fair value of $10,000 and loans totaling $273,385,000 as potential collateral under this collateralized line of credit with the FRB.
The Company has available unused correspondent banking lines of credit from commercial banks totaling $60,000,000 for federal funds transactions at December 31, 2019.
Note 14 – Junior Subordinated Debt
At December 31, 2019, the Company had five wholly-owned subsidiary business trusts that had issued $62.9 million of trust preferred securities (the “Capital Trusts”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The Company organized two of the Capital Trusts. The Company acquired its three other Capital Trusts and assumed their related Debentures as a result of its acquisition of North Valley Bancorp in 2014. The acquired Debentures were recorded on the Company’s books at their fair values on the acquisition date. The related fair value discounts to face value of these Debentures will be amortized over the remaining period in which their values are fully allowed to be included in the Company's capital ratio calculations using the effective interest method.
The recorded book values of the Debentures issued by the Capital Trusts are reflected as junior subordinated debt in the Company’s consolidated balance sheets. The common stock issued by the Capital Trusts and owned by the Company is recorded in other assets in the Company’s consolidated balance sheets. The recorded book value of the debentures issued by the Capital Trusts, less the recorded book value of the common stock of the Capital Trusts owned by the Company will continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System until only five years remain until their scheduled maturity.
The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

			Coupon Rate (Variable) 3 mo. LIBOR +	As of December 31, 2019		December 31, 2018
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	5.04%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	4.48%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	5.16%	5,215	5,174
North Valley Trust III	4/24/2034	5,155	2.80%	4.73%	4,118	4,079
North Valley Trust IV	3/15/2036	10,310	1.33%	3.22%	6,661	6,551
		$62,889			$57,232	$57,042

Note 15 – Commitments and Contingencies
Restricted Cash Balances — Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) of $136,370,000 and $119,317,000 were maintained to satisfy Federal regulatory requirements at December 31, 2019 and 2018. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.
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
The following table presents a summary of the Bank’s commitments and contingent liabilities:

	December 31,
(in thousands)	2019	2018
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$363,793	$306,191
Consumer loans	533,576	496,575
Real estate mortgage loans	188,959	140,292
Real estate construction loans	222,998	248,996
Standby letters of credit	12,014	11,346
Deposit account overdraft privilege	110,402	111,956
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
The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.6228 per Class B share. As of December 31, 2019, the value of the Class A shares was $187.90 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $4,085,000 as of December 31, 2019, and has not been reflected in the accompanying consolidated financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.
Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.
Note 16 – Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $32,669,000, $26,432,000, and $19,236,000 in 2019, 2018, and 2017, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of California Department of Business Oversight. Absent approval from the Commissioner of the Department of Business Oversight, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2019, the Bank could have paid dividends of $131,000,000 to the Company without the approval of the Commissioner of the Department of Business Oversight.
Stock Repurchase Plan
On November 12, 2019 the Board of Directors approved the authorization to repurchase up to 1,525,000 shares of the Company's common stock (the 2019 Repurchase Plan), which approximates 5.0% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the program is subject to change. The 2019 Repurchase Plan has no expiration date and as of and for year ended December 31, 2019, the Company has repurchased no shares.
In connection with approval of the 2019 Repurchase Plan, the Company’s previous repurchase program adopted on August 21, 2007 (the 2007 Repurchase Plan) was terminated. Under the 2007 Repurchase Plan, as of December 31, 2018, the Company had repurchased 196,566 total shares and during the year ended December 31, 2018, there were 26,966 shares of common stock with a fair value of $968,000 repurchased under this plan. There were no shares of common stock repurchased under the 2007 Repurchase Plan during 2019 or 2017.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of withholding taxes on such shares. During the years ended December 31, 2019, 2018, and 2017, employees tendered 115,954, 59,025, and 92,410 shares, respectively, of the Company's common stock in connection with option exercises. Employees also tendered 15,242, 45,964 and 14,980 shares in connection with other share based awards during December 31, 2019, 2018 and 2017, respectively. In total, shares of the Company's common stock tendered had market values of $5,108,000, $3,001,000, and $3,854,000 for the years ended December 31, 2019, 2018 and 2017, respectively. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2019 or 2007 Repurchase Plans.

Note 17 – Stock Options and Other Equity-Based Incentive Instruments
In April 2019, the Company’s Board of Directors adopted the TriCo Bancshares 2019 Equity Incentive Plan (2019 Plan) covering officers, employees, directors of, and consultants to, the Company. The 2019 Plan was approved by the Company’s shareholders in May 2019. The 2019 Plan allows the Company to issue equity-based incentives representing up to 1,500,000 shares, such as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards (which could either be restricted stock or restricted stock units) (collectively, Awards). The 2019 Plan contains several enhanced corporate governance provisions, including: expressly providing that executives’ Awards and cash incentive compensation are subject to TriCo’s potential clawback or recoupment if the Company must restate its financial statements; generally imposing a one year minimum vesting period on Awards; generally requiring participants to hold at least 50% of the shares acquired under an Award for at least one year; and clarifying that credit for dividends declared on shares of common stock underlying an Award is subject to the same vesting requirements as the common stock underlying the Award.
The number of shares available for issuance under the 2019 Plan will be reduced by: (i) one share for each share of common stock issued pursuant to a stock option; (ii) the total number of stock appreciation rights that are exercised, including any shares of common stock underlying such Awards that are not actually issued to the participant as the result of a net settlement; (iii) two shares for each share of common stock issued pursuant to a performance award, a restricted share Award or an RSU Award and (iv) any shares of common stock used to pay any exercise price or tax withholding obligation with respect to any Award. When Awards made under the 2019 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2019 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares again becomes available for issuance under the 2019 Plan, the number of shares of common stock available for issuance under the 2019 Plan will increase by two shares. If shares of common stock issued pursuant to the Plan are repurchased by, or are surrendered or forfeited to the Company at no more than cost, then such shares will again be available for the grant of Awards under the Plan. Any shares of common stock repurchased by the Company with cash proceeds from the exercise of options will not, however, be added back to the pool of share available for issuance under the 2019 Plan. Shares awarded and delivered under the 2019 Plan may be authorized but unissued shares or reacquired shares. Shares tendered to TriCo or withheld from delivery to a participant as payment of the exercise price or in connection with the “net exercise” of a stock option or to satisfy TriCo’s tax withholding obligations will not again become available for future Awards under the 2019 Plan. As of December 31, 2019, there were no outstanding options for the purchase of common shares and 59,162 RSUs were outstanding, and 1,315,537 shares remain available for issuance.
The 2019 Plan replaced the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan), which expired on March 26, 2019. As a result of its expiration, no further awards may be issued under the 2009 Plan, though all awards under the 2009 Plan that were outstanding as of its expiration continue to be governed by the terms, conditions and procedures set forth in the 2009 Plan and any applicable award agreement. There were no new grants issued under the 2009 Plan during 2019 and as of December 31, 2019, 160,500 options for the purchase of common shares and 60,747 RSUs were outstanding.
Stock option activity is summarized in the following table for the dates indicated:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price
Outstanding at January 1, 2018	446,400	$12.63 to $23.21	$16.84
Options granted	—	—	—
Options exercised	(100,400)	$12.63 to $23.21	$16.97
Options forfeited	(3,000)	$23.21	$23.21
Outstanding at December 31, 2018	343,000	$12.63 to $23.21	$16.67
Options granted	—	—	—
Options exercised	(182,500)	$12.63 to $19.46	$16.00
Options forfeited	—	—	$—
Outstanding at December 31, 2019	160,500	$12.63 to $23.21	$17.60
The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of December 31, 2019:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	160,500	—	160,500
Weighted average exercise price	$17.60	$—	$17.60
Intrinsic value (in thousands)	$3,726	$—	$3,726
Weighted average remaining contractual term (yrs.)	2.75	0	2.75
All options outstanding as of December 31, 2019 are fully vested. The Company did not modify any option grants during the three year period ended December 31, 2019.

The following table shows the total intrinsic value of options exercised, the total fair value of options vested, total compensation costs for options recognized in income, total tax benefit and excess tax benefits recognized in income related to compensation costs for options during the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Intrinsic value of options exercised	$4,169,000	$2,109,000	$2,657,000
Fair value of options that vested	$—	$75,000	$259,000
Total compensation costs for options recognized in expense	$—	$75,000	$259,000
Total tax benefit recognized in income related to compensation costs for options	$—	$22,000	$109,000
Excess tax benefit recognized in income	$1,233,000	$623,000	$600,000
During 2019, 2018 and 2017, the Company granted no options.
Restricted stock unit activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at January 1, 2019	66,947		45,536
RSUs granted	35,273	$37.41	22,899	$31.60
Additional market plus service condition RSUs vested	—		7,414
RSUs added through dividend credits	1,314		—
RSUs released through vesting	(33,060)		(22,237)
RSUs forfeited/expired	(1,877)		(2,300)
Outstanding at December 31, 2019	68,597		51,312
The 68,597 of service condition vesting RSUs outstanding as of December 31, 2019 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. Additional RSUs credited through dividends are subject to the same vesting requirements as the original grant. The 68,597 of service condition vesting RSUs outstanding as of December 31, 2019 are expected to vest, and be released, on a weighted-average basis, over the next 1.3 years. The Company expects to recognize $1,837,304 of pre-tax compensation costs related to these service condition vesting RSUs between December 31, 2019 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2019 or 2018.
The 51,312 of market plus service condition vesting RSUs outstanding as of December 31, 2019 are expected to vest, and be released, on a weighted-average basis, over the next 1.6 years. The Company expects to recognize $903,445 of pre-tax compensation costs related to these RSUs between December 31, 2019 and their vesting dates. As of December 31, 2019, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 76,968 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2019 or 2018.
The following table shows the compensation costs and excess tax benefits for RSUs recognized in income for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Total compensation costs recognized in income
Service condition vesting RSUs	$1,161,237	$1,017,000	$895,000
Market plus service condition vesting RSUs	$493,000	$370,000	$432,000
Excess tax benefit recognized in income
Service condition vesting RSUs	$141,000	$104,000	$131,000
Market plus service condition vesting RSUs	$146,000	$191,000	$175,000

Note 18 – Non-interest Income and Expense
The components of other non-interest income were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
ATM and interchange fees	$20,639	$18,249	$16,727
Service charges on deposit accounts	16,657	15,467	16,056
Other service fees	3,015	2,852	3,282
Mortgage banking service fees	1,917	2,038	2,076
Change in value of mortgage loan servicing rights	(1,811)	(146)	(718)
Total service charges and fees	40,417	38,460	37,423
Commissions on sale of non-deposit investment products	2,877	3,151	2,729
Increase in cash value of life insurance	3,029	2,718	2,685
Gain on sale of loans	3,282	2,371	3,109
Lease brokerage income	878	678	782
Sale of customer checks	529	449	372
Gain on sale of investment securities	110	207	961
Gain (loss) on marketable equity securities	86	(64)	—
Other	2,312	1,091	1,391
Total other noninterest income	13,103	10,601	12,029
Total noninterest income	$53,520	$49,061	$49,452
Mortgage banking servicing fees, net of change in value of mortgage loan servicing rights, totaling $106,000, $1,892,000, and $1,358,000 were recorded within service charges and fees for the years ended December 31, 2019, 2018, and 2017, respectively.
The components of noninterest expense were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Base salaries, net of deferred loan origination costs	$70,218	$62,422	$54,589
Incentive compensation	13,106	11,147	9,227
Benefits and other compensation costs	22,741	20,373	19,114
Total salaries and benefits expense	106,065	93,942	82,930
Occupancy	14,893	12,139	10,894
Data processing and software	13,517	11,021	10,448
Equipment	7,022	6,651	7,141
ATM and POS network charges	5,447	5,271	4,752
Merger and acquisition expense	—	5,227	530
Advertising	5,633	4,578	4,101
Professional fees	3,754	3,546	3,745
Intangible amortization	5,723	3,499	1,389
Telecommunications	3,190	3,023	2,713
Regulatory assessments and insurance	1,188	1,906	1,676
Courier service	1,308	1,287	1,035
Operational losses	986	1,260	1,394
Postage	1,258	1,154	1,296
Gain on sale of real estate owned	(246)	(408)	(711)
Loss on disposal of fixed assets	82	185	142
Other miscellaneous expense	15,637	14,191	12,980
Total other noninterest expense	79,392	74,530	63,525
Total noninterest expense	$185,457	$168,472	$146,455

Note 19 – Income Taxes
The components of consolidated income tax expense are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current tax expense
Federal	$20,403	$13,109	$17,835
State	12,655	9,323	6,650
	$33,058	22,432	24,485
Deferred tax expense
Federal	695	1,842	11,418
State	997	758	1,055
	1,692	2,600	12,473
Total tax expense	$34,750	$25,032	$36,958
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
The Company recognized, as components of tax expense, tax credits and other tax benefits, and amortization expense relating to our investments in Qualified Affordable Housing Projects as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax credits and other tax benefits – decrease in tax expense	$(2,546)	$(1,993)	$(1,753)
Amortization – increase in tax expense	$2,705	$1,814	$1,611
The carrying value of Low Income Housing Tax Credit Funds was $28,480,000 and $23,885,000 as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company has committed to make additional capital contributions to the Low Income Housing Tax Credit Funds in the amount of $13,137,000, and these contributions are expected to be made over the next several years.
The provisions for income taxes applicable to income before taxes for the years ended December 31, 2019, 2018 and 2017 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	7.9	8.6	6.9
Tax Cuts and Jobs Act impact of federal rate change	—	—	9.6
Tax-exempt interest on municipal obligations	(0.7)	(1.0)	(1.9)
Tax-exempt life insurance related income	(0.6)	(0.6)	(1.3)
Low income housing tax credits	(2.3)	(2.2)	(2.3)
Low income housing tax credit amortization	2.1	2.0	2.1
Equity compensation	(0.4)	(0.4)	(1.1)
Non-deductible merger expenses	—	0.2	0.2
Other	0.4	(0.8)	0.5
Effective Tax Rate	27.4%	26.8%	47.7%

The temporary differences, tax effected, which give rise to the Company’s net deferred tax asset recorded in other assets are as follows as of December 31 for the years indicated (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Allowance for losses and reserve for unfunded commitments	$9,871	$10,394
Deferred compensation	2,342	2,780
Accrued pension liability	3,309	9,734
Other accrued expenses	1,678	1,175
Additional unfunded status of the supplemental retirement plans	9,868	1,420
Operating lease liability	8,142	—
State taxes	2,441	1,864
Share based compensation	803	1,132
Nonaccrual interest	649	814
Acquisition cost basis	4,556	6,714
Unrealized loss on securities	—	6,201
Tax credits	576	623
Net operating loss carryforwards	1,578	2,442
Other	348	423
Total deferred tax assets	46,161	45,716
Deferred tax liabilities:
Securities income	(762)	(1,020)
Depreciation	(6,109)	(5,572)
Right of use asset	(8,242)	—
Merger related fixed asset valuations	(30)	(26)
Securities accretion	(560)	(426)
Mortgage servicing rights valuation	(1,813)	(2,073)
Unrealized gain on securities	(1,001)	—
Core deposit intangible	(6,453)	(8,234)
Junior subordinated debt	(1,672)	(1,729)
Prepaid expenses and other	(469)	(582)
Total deferred tax liability	(27,111)	(19,662)
Net deferred tax asset	$19,050	$26,054
As part of the merger with FNB Bancorp in 2019 and North Valley Bancorp in 2014, TriCo acquired federal and state net operating loss carryforwards, capital loss carryforwards, and tax credit carryforwards. These tax attribute carryforwards will be subject to provisions of the tax law that limit the use of such losses and credits generated by a company prior to the date certain ownership changes occur. The amount of the Company’s net operating loss carryforwards that would be subject to these limitations as of December 31, 2019 were none for federal and $18,590,000 for California. The amount of the Company’s tax credits that would be subject to these limitations as of December 31, 2019 are $63,000 and $648,000 for federal and California, respectively. Due to the limitation, a significant portion of the state tax credits will expire regardless of whether the Company generates future taxable income. As such, the Company has recorded the future benefit of these tax credits on the books at the value which is more likely than not to be realized. These tax loss and tax credit carryforwards expire at various dates beginning in 2019.
The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, including the tax attribute carryforwards acquired as part of the FNB Bancorp and North Valley Bancorp merger.
Disclosure of unrecognized tax benefits at December 31, 2019 and 2018 were not considered significant for disclosure purposes. Management does not expect the unrecognized tax benefit will materially change in the next 12 months. During the years ended December 31, 2019 and December 31, 2018 the Company did not recognize and significant amounts related to interest and penalties associated with taxes. The Company files income tax returns in the U.S. federal jurisdiction, and California. With few exceptions, the Company is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years before 2016 and 2015, respectively.

Note 20 – Earnings per Share
Earnings per share have been computed based on the following:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net income	$92,072	$68,320	$40,554
Average number of common shares outstanding	30,478	26,593	22,912
Effect of dilutive stock options and restricted stock	167	287	338
Average number of common shares outstanding used to calculate diluted earnings per share	30,645	26,880	23,250
Options excluded from diluted earnings per share because the effect of these options was antidilutive	—	10,056	—

Note 21 – Comprehensive Income
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

	Year Ended December 31,
(in thousands)	2019	2018	2017
Unrealized holding gains (losses) on available for sale securities before reclassifications	$24,471	$(17,057)	$6,422
Amounts reclassified out of accumulated other comprehensive income:
Realized gains on debt securities	(110)	(207)	(961)
Adoption ASU 2016-01	—	62	—
Adoption ASU 2018-02	—	(425)	—
Total amounts reclassified out of accumulated other comprehensive income	(110)	(570)	(961)
Unrealized holding gains (losses) on available for sale securities after reclassifications	24,361	(17,627)	5,461
Tax effect	(7,202)	5,193	(2,296)
Unrealized holding gains (losses) on available for sale securities, net of tax	17,159	(12,434)	3,165
Change in unfunded status of the supplemental retirement plans before reclassifications	(6,745)	762	(1,016)
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(54)	(54)	(12)
Amortization of actuarial losses	408	510	390
Adoption ASU 2018-02	—	(668)	—
Total amounts reclassified out of accumulated other comprehensive income	354	(212)	378
Change in unfunded status of the supplemental retirement plans after reclassifications	(6,391)	550	(638)
Tax effect	1,889	(162)	268
Change in unfunded status of the supplemental retirement plans, net of tax	(4,502)	388	(370)
Change in joint beneficiary agreement liability before reclassifications	—	426	(110)
Tax effect	—	—	—
Change in unfunded status of the supplemental retirement plans, net of tax	—	426	(110)
Total other comprehensive income (loss)	$12,657	$(11,620)	$2,685

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	Year Ended December 31,
(in thousands)	2019	2018
Net unrealized gain (loss) on available for sale securities	$3,387	(20,974)
Tax effect	(1,001)	6,201
Unrealized holding loss on available for sale securities, net of tax	2,386	(14,773)
Unfunded status of the supplemental retirement plans	(11,193)	(4,802)
Tax effect	3,309	1,420
Unfunded status of the supplemental retirement plans, net of tax	(7,884)	(3,382)
Joint beneficiary agreement liability, net of tax	276	276
Accumulated other comprehensive loss	$(5,222)	$(17,879)

Note 22 – Retirement Plans
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

	Year Ended December 31,
(in thousands)	2019	2018	2017
401(k) Plan benefits expense	$1,119	$879	$776
401(k) Plan contributions made by the Company	$1,003	$872	$767
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

	Year Ended December 31,
(in thousands)	2019	2018	2017
ESOP benefits expense	$2,500	$1,887	$2,149
ESOP contributions made by the Company	$1,875	$1,952	$2,073
Deferred Compensation Plans
The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of certain of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $7,923,000 and $9,402,000 at December 31, 2019 and 2018, respectively. Earnings credits on deferred balances included in non-interest expense are included in the following table:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Deferred compensation earnings credits included in non-interest expense	$363	$462	$478
Supplemental Retirement Plans
The Company has supplemental retirement plans for certain directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the supplemental retirement obligations were $117,823,000 and $117,318,000 at December 31, 2019 and 2018, respectively.
The Company recorded in other liabilities the additional unfunded status of the supplemental retirement plans of $11,193,000 and $4,802,000 related to the supplemental retirement plans as of December 31, 2019 and 2018, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities.

At December 31, 2019 and 2018, the additional unfunded status of the supplemental retirement plans of $11,193,000 and $4,802,000 were offset by a reduction of shareholders’ equity accumulated other comprehensive loss of $7,884,000 and $3,382,000, respectively, representing the after-tax impact of the additional unfunded status of the supplemental retirement plans, and the related deferred tax asset of $3,309,000 and $1,420,000, respectively. Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company’s defined benefit pension plans are presented in the following table. The Company expects to recognize approximately $2,984,000 of the net actuarial loss reported in the following table as of December 31, 2019 as a component of net periodic benefit cost during 2020.

	December 31,
(in thousands)	2019	2018
Transition obligation	$1	$3
Prior service cost	(141)	(194)
Net actuarial loss	11,333	4,993
Amount included in accumulated other comprehensive loss	11,193	4,802
Deferred tax benefit	(3,309)	(1,420)
Amount included in accumulated other comprehensive loss, net of tax	$7,884	$3,382
Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

	December 31,
(in thousands)	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$(29,196)	$(28,472)
Service cost	(879)	(973)
Interest cost	(1,131)	(949)
Actuarial (loss)/gain	(6,747)	92
Plan amendments	—	—
Benefits paid	1,216	1,106
Benefit obligation at end of year	$(36,737)	$(29,196)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Fair value of plan assets at end of year	$—	$—
Funded status	$(36,737)	$(29,196)
Unrecognized net obligation existing at January 1, 1986	1	3
Unrecognized net actuarial loss	11,333	4,993
Unrecognized prior service cost	(141)	(194)
Accumulated other comprehensive income	(11,193)	(4,802)
Accrued benefit cost	$(36,737)	$(29,196)
Accumulated benefit obligation	$(35,981)	$(27,544)
The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net pension cost included the following components:
Service cost-benefits earned during the period	$879	$973	$941
Interest cost on projected benefit obligation	1,131	949	991
Amortization of net obligation at transition	2	2	2
Amortization of prior service cost	(54)	(54)	(12)
Recognized net actuarial loss	408	510	390
Net periodic pension cost	$2,366	$2,380	$2,312
The following table sets forth assumptions used in accounting for the plans:

	Year Ended December 31,
	2019	2018	2017
Discount rate used to calculate benefit obligation	2.82%	3.96%	3.40%
Discount rate used to calculate net periodic pension cost	3.96%	3.40%	3.80%
Average annual increase in executive compensation	3.25%	3.25%	3.25%
Average annual increase in director compensation	—%	—%	—%
The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

	Expected Benefit Payments to Participants	Estimated Company Contributions
	(in thousands)
2020	$1,555	$1,555
2021	2,128	2,128
2022	2,179	2,179
2023	2,179	2,179
2024	2,191	2,193
2025-2029	10,956	10,956

Note 23 – Related Party Transactions
Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.
The following table summarizes the activity in these loans for the periods indicated (in thousands):

Balance January 1, 2017	$2,148
Advances/new loans	8,854
Removed/payments	(1,799)
Balance December 31, 2018	9,203
Advances/new loans	9,032
Removed/payments	(8,114)
Balance December 31, 2019	$10,121
Deposits of directors, officers and other related parties to the Bank totaled $41,647,000 and $43,881,000 at December 31, 2019 and 2018, respectively.
Note 24 – Fair Value Measurement
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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at December 31, 2019	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,960	$2,960	$—	$—
Debt securities available for sale:
Obligations of U.S. government agencies	472,980	—	472,980	—
Obligations of states and political subdivisions	109,601	—	109,601	—
Corporate bonds	2,532	—	2,532	—
Asset backed securities	365,025	—	365,025	—
Loans held for sale	5,265	—	5,265	—
Mortgage servicing rights	6,200	—	—	6,200
Total assets measured at fair value	$964,563	$2,960	$955,403	$6,200

Fair value at December 31, 2018	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,874	$2,874	$—	$—
Debt securities available for sale:
Obligations of U.S. government agencies	629,981	—	629,981	—
Obligations of states and political subdivisions	126,072	—	126,072	—
Corporate bonds	4,478	—	4,478	—
Asset backed securities	354,505	—	354,505	—
Loans held for sale	3,687	—	3,687	—
Mortgage servicing rights	7,098	—	—	7,098
Total assets measured at fair value	$1,128,695	$2,874	$1,118,723	$7,098
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during 2019 or 2018.
The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2019, 2018, and 2017. Had there been any transfer into or out of Level 3 during 2019, 2018, or 2017, the amount included in the “Transfers into (out of) Level 3” column would represent the beginning balance of an item in the period (interim quarter) during which it was transferred (in thousands):

Year ended December 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2019: Mortgage servicing rights	$7,098	—	$(1,811)	$913	$6,200
2018: Mortgage servicing rights	$6,687	—	$(146)	$557	$7,098
2017: Mortgage servicing rights	$6,595	—	$(718)	$810	$6,687
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
The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2019 and 2018:

December 31, 2019	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,200	Discounted cash flow	Constant prepayment rate	5.0%-27.3%, 7.6%
December 31, 2018			Discount rate	12%-13%, 12%
Mortgage Servicing Rights	$7,098	Discounted cash flow	Constant prepayment rate	6.2%-42.0%, 11.0%
			Discount rate	10.0%-14.0%, 12.0%
The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

Year ended December 31, 2019	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$1,055	—	—	$1,055	$(652)
Real estate owned	417	—	—	417	(27)
Total assets measured at fair value	$1,472	—	—	$1,472	$(679)

Year ended December 31, 2018	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired Originated & PNCI loans	$281	—	—	$281	$(294)
Real estate owned	1,311	—	—	1,311	(8)
Total assets measured at fair value	$1,592	—	—	$1,592	$(302)
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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2019 and 2018:

December 31, 2019	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$1,055	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful; N/A
Real estate owned (Residential)	$417	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful; N/A

December 31, 2018	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired Originated & PNCI loans	$281	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	(74%)—23%; (19.76%) N/A
Real estate owned (Residential)	$693	Sales comparison approach	Adjustment for differences between comparable sales	(47%)—39%; (3.13%)
Real estate owned (Commercial)	$618	Sales comparison approach	Adjustment for differences between comparable sales	(84%)—19%; (84%)
The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$92,816	$92,816	$119,781	$119,781
Cash at Federal Reserve and other banks	183,691	183,691	107,752	107,752
Level 2 inputs:
Securities held to maturity	375,606	381,525	444,936	437,370
Restricted equity securities	17,250	N/A	17,250	N/A
Level 3 inputs:
Loans, net	4,276,750	4,263,064	3,989,432	4,006,986
Financial liabilities:
Level 2 inputs:
Deposits	5,366,994	5,365,921	5,366,466	5,362,173
Other borrowings	18,454	18,454	15,839	15,839
Level 3 inputs:
Junior subordinated debt	57,232	56,297	57,042	62,610

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$1,309,326	$13,093	$1,192,054	$11,921
Standby letters of credit	12,014	120	11,346	113
Overdraft privilege commitments	110,402	1,104	111,956	1,120

Note 25 – TriCo Bancshares Condensed Financial Statements (Parent Only)
Condensed Balance Sheets

	December 31, 2019	December 31, 2018
	(In thousands)
Assets
Cash and cash equivalents	$5,008	$2,374
Investment in Tri Counties Bank	957,544	880,907
Other assets	1,765	1,723
Total assets	$964,317	$885,004
Liabilities and shareholders’ equity
Other liabilities	$515	$589
Junior subordinated debt	57,232	57,042
Total liabilities	57,747	57,631
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 30,523,824 and 30,417,223 shares at December 31, 2019 and 2018, respectively	543,998	541,762
Retained earnings	367,794	303,490
Accumulated other comprehensive loss, net	(5,222)	(17,879)
Total shareholders’ equity	906,570	827,373
Total liabilities and shareholders’ equity	$964,317	$885,004
Condensed Statements of Income

	Year Ended December 31,
	2019	2018	2017
		(In thousands)
Interest expense	$(3,272)	$(3,131)	$(2,535)
Administration expense	(877)	(1,489)	(915)
Loss before equity in net income of Tri Counties Bank	(4,149)	(4,620)	(3,450)
Equity in net income of Tri Counties Bank:
Distributed	32,669	26,432	19,236
Undistributed	62,326	45,315	23,359
Income tax benefit	1,226	1,193	1,409
Net income	$92,072	$68,320	$40,554
Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2019	2018	2017
		(In thousands)
Net income	$92,072	$68,320	$40,554
Other comprehensive income (loss), net of tax:
Increase (decrease) in unrealized gains on available for sale securities arising during the period	17,159	(12,434)	3,165
Change in minimum pension liability	(4,502)	388	(370)
Change in joint beneficiary agreement liablity	—	426	(110)
Other comprehensive income (loss)	12,657	(11,620)	2,685
Comprehensive income	$104,729	$56,700	$43,239

Condensed Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
		(In thousands)
Operating activities:
Net income	$92,072	$68,320	$40,554
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in earnings of Tri Counties Bank	(62,326)	(45,315)	(23,359)
Equity compensation vesting expense	1,654	1,462	1,586
Net change in other assets and liabilities	(1,580)	(4,983)	(1,295)
Net cash provided by operating activities	29,820	19,484	17,486
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	9	218	396
Repurchase of common stock	(2,196)	(2,483)	(1,629)
Cash dividends paid — common	(24,999)	(18,769)	(15,131)
Net cash used for financing activities	(27,186)	(21,034)	(16,364)
Net change in cash and cash equivalents	2,634	(1,550)	1,122
Cash and cash equivalents at beginning of year	2,374	3,924	2,802
Cash and cash equivalents at end of year	$5,008	$2,374	$3,924

Note 26 – Regulatory Matters
The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes as of December 31, 2019, the Company and Bank meet all capital adequacy requirements to which they are subject.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total Capital (to Risk Weighted Assets):
Consolidated	$753,200	15.07%	$524,944	10.50%	N/A	N/A
Tri Counties Bank	$748,660	14.98%	$524,759	10.50%	$499,770	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$719,809	14.40%	$424,955	8.50%	N/A	N/A
Tri Counties Bank	$715,269	14.31%	$424,805	8.50%	$399,816	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$664,296	13.29%	$349,963	7.00%	N/A	N/A
Tri Counties Bank	$715,269	14.31%	$349,839	7.00%	$324,851	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$719,809	11.55%	$249,343	4.00%	N/A	N/A
Tri Counties Bank	$715,269	11.47%	$249,337	4.00%	$311,672	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized Under Prompt Corrective Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Capital (to Risk Weighted Assets):
Consolidated	$682,419	14.40%	$497,486	10.50%	N/A	N/A
Tri Counties Bank	$680,624	14.37%	$497,305	10.50%	$473,624	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$647,262	13.66%	$402,727	8.50%	N/A	N/A
Tri Counties Bank	$645,467	13.63%	$402,581	8.50%	$378,899	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$591,933	12.49%	$331,658	7.00%	N/A	N/A
Tri Counties Bank	$645,467	13.63%	$331,537	7.00%	$307,856	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$647,262	10.68%	$242,452	4.00%	N/A	N/A
Tri Counties Bank	$645,467	10.65%	$242,447	4.00%	$303,059	5.00%

Note 27 – Summary of Quarterly Results of Operations (unaudited)
The following table sets forth the results of operations for the four quarters of 2019 and 2018, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2019 Quarters Ended
(dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest and dividend income:
Loans:
Discount accretion	$2,218	$2,360	$1,904	$1,655
All other loan interest income	54,644	54,639	53,587	52,743
Total loan interest income	56,862	56,999	55,491	54,398
Debt securities, dividends and interest bearing cash at banks	11,056	11,890	12,689	13,059
Total interest income	67,918	68,889	68,180	67,457
Interest expense	3,722	4,201	3,865	3,587
Net interest income	64,196	64,688	64,315	63,870
(Benefit from reversal of) provision for loan losses	(298)	(329)	537	(1,600)
Net interest income after provision for loan losses	64,494	65,017	63,778	65,470
Noninterest income	14,186	14,108	13,423	11,803
Noninterest expense	46,964	46,344	46,697	45,452
Income before income taxes	31,716	32,781	30,504	31,821
Income tax expense	8,826	9,386	7,443	9,095
Net income	$22,890	$23,395	$23,061	$22,726
Per common share:
Net income (diluted)	$0.75	$0.76	$0.75	$0.74
Dividends	$0.22	$0.22	$0.19	$0.19

	2018 Quarters Ended
(dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest and dividend income:
Loans:
Discount accretion	$1,982	$2,098	$559	$632
All other loan interest income	53,680	51,004	38,745	37,417
Total loan interest income	55,662	53,102	39,304	38,049
Debt securities, dividends and interest bearing cash at banks	12,403	11,452	9,174	9,072
Total interest income	68,065	64,554	48,478	47,121
Interest expense	4,063	4,065	2,609	2,135
Net interest income	64,002	60,489	45,869	44,986
Provision for (benefit from reversal of provision for) loan losses	806	2,651	(638)	(236)
Net interest income after provision for loan losses	63,196	57,838	46,507	45,222
Noninterest income	12,634	12,186	12,174	12,290
Noninterest expense	45,285	47,378	37,870	38,162
Income before income taxes	30,545	22,646	20,811	19,350
Income tax expense	7,334	6,476	5,782	5,440
Net income	$23,211	$16,170	$15,029	$13,910
Per common share:
Net income (diluted)	$0.76	$0.53	$0.65	$0.60
Dividends	$0.19	$0.17	$0.17	$0.17

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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in the 2013 Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2019.
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
In addition to management’s assessment, Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2019, and the Company’s effectiveness of internal control over financial reporting as of December 31, 2019, dated March 2, 2020, as stated in its report, which is included herein.

/s/ Richard P. Smith
Richard P. Smith President and Chief Executive Officer

/s/ Peter G. Wiese
Peter G. Wiese Executive Vice President and Chief Financial Officer

March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
TriCo Bancshares

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TriCo Bancshares (the “Company”) as of December 31, 2019 and 2018, the related consolidated statement of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses:

As discussed in Note 1 and Note 5 to the consolidated financial statements, the Company’s allowance for loan losses balance was $30,616,000 as of December 31, 2019 and consists of three primary components: (1) the specific allowance, which results from the analysis of identified credits that meet management’s criteria of loans to be reviewed individually to determine the amount of impairment ($941,000); (2) the formula allowance, which is based on the Company’s historical loss experience across its major loan categories ($17,529,000); and (3) the environmental factor allowance, which is intended to absorb losses that may not be provided for by the other components ($12,146,000). The Company’s allowance for loan losses is a material and complex estimate requiring significant management judgment in the evaluation of the credit quality and the estimation of incurred losses inherent within the loan portfolio as of the balance sheet date.

In estimating the allowance for loan losses, the Company considers relevant credit quality indicators for each loan segment, stratifies loans by risk rating, and estimates losses for each loan type based upon their nature and risk profile. This process requires significant management judgment in the review of the loan portfolio and assignment of risk ratings based upon the characteristics of loans. In addition, estimation of incurred losses inherent within the portfolio requires significant management judgment, particularly as it relates to the determination of the historical loss periods used, the loss recognition periods used by loan type, and the environmental factors used to estimate losses related to factors that are not captured in the historical loss rates. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation and operating effectiveness of controls relating to management’s calculation of the allowance for loan losses, including controls over the review of loans and assignment of risk ratings, and evaluation of the environmental factors used to estimate losses related to factors that are not captured in historical loss rates.
•Evaluating the appropriateness of the Company’s loan rating policy and testing the consistency of its application.
•Testing the completeness and accuracy of the loan data used in the determination of the formula allowance.
•Evaluating the reasonableness and appropriateness of assumptions and sources of data used by management in forming the qualitative loss factors by analyzing historical data used in developing the assumptions, including assessment of whether there were additional qualitative considerations relevant to the portfolio, performing a retrospective review of historic loan loss experience, and performing a sensitivity analysis to evaluate the assumptions most significant to the estimate.
•Testing the mathematical accuracy and computation of the allowance for loan losses by re-performing or independently calculating significant elements of the allowance based on relevant source documents.

/s/ Moss Adams LLP
Sacramento, California
March 2, 2020
We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
TriCo Bancshares
Chico, California

Opinion on the Consolidated Financial Statements
In our opinion, the consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2017 present fairly, in all material respects the results of operations and cash flows for TriCo Bancshares the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

\s\ Crowe LLP
We served as the Company’s auditor from 2012 through 2018.
Sacramento, California
March 1, 2018

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2019, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.
(b) Management’s Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm
Management’s report on internal control over financial reporting is set forth on page 103 of this report and is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in its report, which is set forth on page 104 and 105 of this report and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2019 was so disclosed.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2020 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2020 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2020 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2020 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2020 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report:
1.All Financial Statements.
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
(b)Exhibits filed:
See Exhibit Index under Item 15(a)(3) above for the list of exhibits required to be filed by Item 601 of regulation S-K with this report.
(c)Financial statement schedules filed:
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2020		TRICO BANCSHARES

	By:	/s/ Richard P. Smith
Richard P. Smith, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 2, 2020	/s/ Richard P. Smith
Richard P. Smith, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 2, 2020	/s/ Peter G. Wiese
Peter G. Wiese, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 2, 2020	/s/ Donald J. Amaral
Donald J. Amaral, Director

Date: March 2, 2020	/s/ Thomas G. Atwood
Thomas G. Atwood, Director

Date: March 2, 2020	/s/ William J. Casey
William J. Casey, Director and Chairman of the Board

Date: March 2, 2020	/s/ Craig S. Compton
Craig S. Compton, Director

Date: March 2, 2020	/s/ L. Gage Chrysler
L. Gage Chrysler, Director

Date: March 2, 2020	/s/ Kirsten E. Garen
Kirsten E. Garen, Director

Date: March 2, 2020	/s/ Cory W. Giese
Cory W. Giese, Director

Date: March 2, 2020	/s/ John S.A. Hasbrook
John S.A. Hasbrook, Director

Date: March 2, 2020	/s/ Margaret L. Kane
Margaret L. Kane, Director

Date: March 2, 2020	/s/ Michael W. Koehnen
Michael W. Koehnen, Director

Date: March 2, 2020	/s/ Martin A. Mariani
Martin A. Mariani, Director

Date: March 2, 2020	/s/ Thomas C. McGraw
Thomas C. McGraw, Director

Date: March 2, 2020	/s/ Kimberley H. Vogel
Kimberley H. Vogel, Director

Date: March 2, 2020	/s/ W. Virginia Walker
W. Virginia Walker, Director

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of January 21, 2014 by and between TriCo Bancshares and North Valley Bancorp (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed on January 21, 2014).
2.2	Agreement and Plan of Reorganization dated as of December 11, 2017, by and between TriCo Bancshares and FNB Bancorp (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed on December 11, 2017).
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 17, 2009).
3.2	Bylaws of TriCo, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).
4.1	Instruments defining the rights of holders of the long-term debt securities of the TriCo and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. TriCo hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
4.2	TriCo Bancshares securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.1*	Form of Change of Control Agreement among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, John Fleshood, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).
10.2*	TriCo’s 2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.7 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.3*	TriCo’s 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).
10.4*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).
10.5*	Transaction Bonus Agreement between TriCo Bancshares and Richard P. Smith dated as of August 7, 2014 (incorporated by reference to Exhibit 10.4 to TriCo’s Form 8-K filed on August 13, 2014).
10.6*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.7*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.8*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.9*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.10*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.11*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.12*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.13*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.14*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.15*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Craig Carney, Richard Miller, Richard O’Sullivan, and Thomas Reddish (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.16*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.17*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).
10.18*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).
10.19*	Form of Stock Option, Stock Appreciation Right, Restricted Stock Unit Award, and Performance Share Award Agreements, and Notice of Grant of Stock Option pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to TriCo’s Annual Report on Form 10-K for the year ended December 31, 2017).
10.20*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Employee Executives pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).
10.21*	Form of Restricted Stock Unit Agreement and Grant Notice for Directors pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).
10.22*	Form of Performance Award Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to TriCo’s Current Report on Form 8-K filed August 13, 2014).
10.23*	John Fleshood Offer Letter dated November 3, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).
10.24*	Amendment to John Fleshood Offer Letter dated December 19, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).
10.25*	Peter Wiese Offer Letter dated August 9, 2018 (incorporated by reference to Exhibit 10.1 to TriCo’s current report on Form 8-K filed on August 9, 2018).
10.26*	TriCo's 2019 Equity Incentive Plan
10.27*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-employee Directors pursuant to TriCo's 2019 Equity Incentive plan (incorporated by reference to Exhibit 99.1 of TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.28*	Form of Restricted Stock Unit Agreement and Grant Notice for Employees pursuant to TriCo's 2019 Equity Incentive plan (incorporated by reference to Exhibit 99.2 of TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.29*	Form of Performance Award Agreement and Grant Notice pursuant to TriCo's 2019 Equity Incentive plan (incorporated by reference to Exhibit 99.1 of TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
21.1	List of Subsidiaries
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
23.2	Consent of Crowe LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Management contract or compensatory plan or arrangement