Form 10-Q
period 2020-03-31
TRICO BANCSHARES /
filed 2020-05-11
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: March 31, 2020

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
Common stock, no par value: 29,721,523 shares outstanding as of May 8, 2020.

2

TriCo Bancshares
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	March 31, 2020	December 31, 2019
Assets:
Cash and due from banks	$95,364	$92,816
Cash at Federal Reserve and other banks	90,102	183,691
Cash and cash equivalents	185,466	276,507
Investment securities:
Marketable equity securities	3,007	2,960
Available for sale debt securities, net of allowance for credit losses of $—	1,001,999	950,138
Held to maturity debt securities, net of allowance for credit losses of $—	359,770	375,606
Restricted equity securities	17,250	17,250
Loans held for sale	2,695	5,265
Loans	4,379,062	4,307,366
Allowance for credit losses	(57,911)	(30,616)
Total loans, net	4,321,151	4,276,750
Premises and equipment, net	86,304	87,086
Cash value of life insurance	118,543	117,823
Accrued interest receivable	18,575	18,897
Goodwill	220,872	220,872
Other intangible assets, net	22,126	23,557
Operating leases, right-of-use	30,221	27,879
Other assets	86,330	70,591
Total assets	$6,474,309	$6,471,181
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,883,143	$1,832,665
Interest-bearing	3,519,555	3,534,329
Total deposits	5,402,698	5,366,994
Accrued interest payable	1,986	2,407
Operating lease liability	30,007	27,540
Other liabilities	96,560	91,984
Other borrowings	19,309	18,454
Junior subordinated debt	57,323	57,232
Total liabilities	5,607,883	5,564,611
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, no par value: 50,000,000 shares authorized; 29,973,516 and 30,523,824 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	534,623	543,998
Retained earnings	356,935	367,794
Accumulated other comprehensive income (loss), net of tax	(25,132)	(5,222)
Total shareholders’ equity	866,426	906,570
Total liabilities and shareholders’ equity	$6,474,309	$6,471,181

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended March 31,
	2020	2019
Interest and dividend income:
Loans, including fees	$56,258	$54,398
Investments:
Taxable securities	8,211	10,555
Tax exempt securities	904	1,073
Dividends	361	360
Interest bearing cash at Federal Reserve and other banks	783	1,071
Total interest and dividend income	66,517	67,457
Interest expense:
Deposits	2,551	2,719
Other borrowings	5	13
Junior subordinated debt	769	855
Total interest expense	3,325	3,587
Net interest income	63,192	63,870
Provision for (reversal of) credit losses	8,000	(1,600)
Net interest income after credit loss provision (reversal)	55,192	65,470
Non-interest income:
Service charges and fees	9,126	9,070
Gain on sale of loans	891	412
Gain on sale of investment securities	—	—
Asset management and commission income	916	642
Increase in cash value of life insurance	720	775
Other	167	904
Total non-interest income	11,820	11,803
Non-interest expense:
Salaries and related benefits	27,272	25,128
Other	17,547	20,324
Total non-interest expense	44,819	45,452
Income before provision for income taxes	22,193	31,821
Provision for income taxes	6,072	9,095
Net income	$16,121	$22,726
Per share data:
Basic earnings per share	$0.53	$0.75
Diluted earnings per share	$0.53	$0.74
Dividends per share	$0.22	$0.19

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands; unaudited)

	Three months ended March 31,
	2020	2019
Net income	$16,121	$22,726
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	(20,822)	8,952
Change in minimum pension liability	912	—
Other comprehensive income (loss)	(19,910)	8,952
Comprehensive income (loss)	$(3,789)	$31,678
See accompanying notes to unaudited condensed consolidated financial statements

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	30,417,223	$541,762	$303,490	$(17,879)	$827,373
Net income			22,726		22,726
Other comprehensive income				8,952	8,952
Stock options exercised	41,000	647			647
RSU vesting		278			278
PSU vesting		119			119
RSUs released	355				—
PSUs released	—				—
Repurchase of common stock	(26,159)	(466)	(569)		(1,035)
Dividends paid ($0.19 per share)			(5,782)		(5,782)
Three months ended March 31, 2019	30,432,419	$542,340	$319,865	$(8,927)	$853,278

Balance at January 1, 2020	30,523,824	$543,998	$367,794	$(5,222)	$906,570
Cumulative change from adoption of ASU 2016-13	—	—	(12,983)	—	(12,983)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	30,523,824	$543,998	354,811	(5,222)	893,587
Net income			16,121		16,121
Other comprehensive loss				(19,910)	(19,910)
Stock options exercised	8,000	148			148
RSU vesting		297			297
PSU vesting		142			142
RSUs released	362				—
PSUs released	—				—
Repurchase of common stock	(558,670)	(9,962)	(7,333)		(17,295)
Dividends paid ($0.22 per share)			(6,664)		(6,664)
Three months ended March 31, 2020	29,973,516	$534,623	$356,935	$(25,132)	$866,426

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the three months ended March 31,
	2020	2019
Operating activities:
Net income	$16,121	$22,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	1,618	1,838
Amortization of intangible assets	1,431	1,431
Provision for (reversal of) credit losses	8,000	(1,600)
Amortization of investment securities premium, net	509	571
Originations of loans for resale	(28,394)	(18,119)
Proceeds from sale of loans originated for resale	31,629	16,689
Gain on sale of loans	(891)	(412)
Change in market value of mortgage servicing rights	1,258	645
Gain on transfer of loans to foreclosed assets	—	(98)
Gain on sale of foreclosed assets	(41)	(99)
Operating lease expense payments	(1,237)	(1,218)
Loss on disposal of fixed assets	—	38
Increase in cash value of life insurance	(720)	(775)
Gain on life insurance death benefit	—	(32)
Gain on marketable equity securities	(47)	(36)
Equity compensation vesting expense	439	397
Change in:
Interest receivable	322	(1,019)
Interest payable	(421)	198
Amortization of operating lease ROUA	1,362	480
Other assets and liabilities, net	2,609	450
Net cash from operating activities	33,547	22,055
Investing activities:
Proceeds from maturities of securities available for sale	20,212	15,133
Proceeds from maturities of securities held to maturity	15,592	13,684
Purchases of securities available for sale	(101,899)	(1,238)
Loan origination and principal collections, net	(70,833)	(11,351)
Proceeds from sale of other real estate owned	353	278
Proceeds from sale of premises and equipment	—	11
Purchases of premises and equipment	(761)	(1,650)
Net cash from (used by) investing activities	(137,336)	14,867
Financing activities:
Net change in deposits	35,704	63,796
Net change in other borrowings	855	(3,373)
Repurchase of common stock, net of option exercises	(17,147)	(388)
Dividends paid	(6,664)	(5,782)
Net cash used from financing activities	12,748	54,253
Net change in cash and cash equivalents	(91,041)	91,175
Cash and cash equivalents, beginning of period	276,507	227,533
Cash and cash equivalents, end of period	$185,466	$318,708
Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$(29,561)	$12,710
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	148	647
Obligations incurred in conjunction with leased assets	3,393	32,006
Loans transferred to foreclosed assets	—	116
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	3,746	3,389
Cash paid for income taxes	—	—

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
The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. All adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,792,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”). The Company believes that the disclosures made are adequate to make the information not misleading.
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

Reclassification
Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’equity.
Cash and Cash Equivalents
Net cash flows are reported for loan and deposit transactions and other borrowings. For purposes of the consolidated statement of cash flows, cash, due from banks with original maturities less than 90 days, interest-earning deposits in other banks, and Federal funds sold are considered to be cash equivalents.

Allowance for Credit Losses - Held to Maturity Securities
The Company measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on held-to-maturity debt securities totaled $920,000 at March 31, 2020 and is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current condition and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized.
Loans
Loans that management has the intent and ability to hold until maturity or payoff are reported at principle amount outstanding, net of deferred loan fees and costs. Loans are placed in nonaccrual status when reasonable doubt exists as to the full, timely collection of interest or principal, or a loan becomes contractually past due by 90 days or more with respect to interest or principal and is not well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is considered probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loan is estimated to be fully collectible as to both principal and interest. Accrued interest receivable is not included in the calculation of the allowance for credit losses.
Allowance for Credit Losses - Loans
The allowance for credit losses (ACL) is a valuation account that is deducted from the loan's amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the recorded loan balance is confirmed as uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Regardless of the determination that a charge-off is appropriate for financial accounting purposes, the Company manages its loan portfolio by continually monitoring, where possible, a borrower's ability to pay through the collection of financial information, delinquency status, borrower discussion and the encouragement to repay in accordance with the original contract or modified terms, if appropriate.
Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Historical credit loss experience provides the basis for the estimation of expected credit losses, which captures loan balances as of a point in time to form a cohort, then tracks the respective losses generated by that cohort of loans over the remaining life. The Company identified and accumulated loan cohort historical loss data beginning with the fourth quarter of 2008 and through the current period. In situations where the Company's actual loss history was not statistically relevant, the loss history of peers, defined as financial institutions with assets greater than three billion and less than ten billion, were utilized to create a minimum loss rate. Adjustments to historical loss information are made for differences in relevant current loan-specific risk characteristics, such as historical timing of losses relative to the loan origination. In its loss forecasting framework, the Company incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios incorporate variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to changes in environmental conditions, such as California unemployment rates, household debt levels and U.S. gross domestic product.
A loan is considered to be collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral. The ACL on collateral dependent loans is measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable, less the amortized cost basis of the financial asset. If the value of underlying collateral is determined to be less than the recorded amount of the loan, a charge-off will be taken. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a troubled debt restructuring (TDR). The ACL on a TDR is measured using the same method as all other portfolio loans, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the ACL is determined by discounting the expected future cash flows at the original interest rate of the loan.

The Company has identified the following portfolio segments to evaluate and measure the allowance for credit loss:
One to four residential term loans: The most significant drivers of potential loss within the Company's residential real estate portfolio relate general, regional, or individual changes in economic conditions and their effect on employment and borrowers cash flow. Risk in this portfolio is best measured by changes in borrower credit score and loan-to-value. Loss estimates are based on the general movement in credit score, economic outlook and its effects on employment and the value of homes and the Bank’s historical loss experience adjusted to reflect the economic outlook and the unemployment rate.
Commercial mortgage loans:
Commercial real estate - Owner occupied: These credits are primarily susceptible to changes in the financial condition of the business operated by the property owner. This may be driven by changes in, among other things, industry challenges, factors unique to the operating geography of the borrower, change in the individual fortunes of the business owner, general economic conditions and changes in business cycles. When default is driven by issues related specifically to the business owner, collateral values tend to provide better repayment support and may result in little or no loss. Alternatively, when default is driven more by general economic conditions, the underlying collateral may have devalued more and thus result in larger losses in the event of default. The terms on these loans at origination typically have maturities from five to ten years with amortization periods from fifteen to thirty years.
Commercial real estate - Non-owner occupied: These commercial properties typically consist of buildings which are leased to others for their use and rely on rents as the primary source of repayment. Property types are predominantly office, retail, or light industrial but the portfolio also has some special use properties. As such, the risk of loss associated with these properties is primarily driven by general economic changes or changes in regional economies and the impact of such on a tenant’s ability to pay. Ultimately this can affect occupancy, rental rates, or both. Additional risk of loss can come from new construction resulting in oversupply, the costs to hold or operate the property, or changes in interest rates. The terms on these loans at origination typically have maturities from five to ten years with amortization periods from fifteen to thirty years.
Multifamily: These commercial properties are generally comprised of more than four rentable units, such as apartment buildings, with each unit intended to be occupied as the primary residence for one or more persons. Multifamily properties are also subject to changes in general or regional economic conditions, such as unemployment, ultimately resulting in increased vacancy rates or reduced rents or both. In addition, new construction can create an oversupply condition and market competition resulting in increased vacancy, reduced market rents, or both. Due to the nature of their use and the greater likelihood of tenant turnover, the management of these properties is more intensive and therefore is more critical to the preclusion of loss.
Farmland: While the Company has few loans that were originated for the purpose of the acquisition of these commercial properties, loans secured by farmland represent unique risks that are associated with the operation of an agricultural businesses. The valuation of farmland can vary greatly over time based on the property's access to resources including but not limited to water, crop prices, foreign exchange rates, government regulation or restrictions, and the nature of ongoing capital investment needed to maintain the quality of the property. Loans secured by farmland typically represent less risk to the Company than other agriculture loans as the real estate typically provides greater support in the event of default or need for longer term repayment.
Consumer loans:
Home equity lines of credit (HELOC): Similar to residential real estate term loans, HELOC performance is also primarily driven by borrower cash flows based on employment status. However, HELOCs carry additional risks associated with the fact that most of these loans are secured by a deed of trust in a position that is junior to the primary lien holder. Furthermore, the risk that as the borrower's financial strength deteriorates, the outstanding balance on these credit lines may increase as they may only be canceled by the Company if certain limited criteria are met. In addition to the allowance for credit losses maintained as a percent of the outstanding loan balance, the Company maintains additional reserves for the unfunded portion of the HELOC.
Home equity loans: Similar to residential real estate term loans but secured by a deed of trust in a position that is junior to the primary lien holder.
Consumer - Automobile and other: The majority of consumer loans are secured by automobiles, with the remainder primarily unsecured revolving debt (credit cards). These loans are susceptible to three primary risks; non-payment due to income loss, over-extension of credit and, when the borrower is unable to pay, shortfall in collateral value, if any. Typically non-payment is due to loss of job and will follow general economic trends in the marketplace driven primarily by rises in the unemployment rate. Loss of collateral value can be due to market demand shifts, damage to collateral itself or a combination of those factors. Credit card loans are unsecured and while collection efforts are pursued in the event of default, there is typically limited opportunity for recovery. Loss estimates are based on the general movement in credit score, economic outlook and its effects on employment and the Bank’s historical loss experience adjusted to reflect the economic outlook and the unemployment rate.
Commercial:
Commercial and industrial: Primarily based on the cash flow of the borrower, and secondarily on the underlying collateral provided by the borrower. A borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Most often, collateral includes accounts receivable, inventory, or equipment. Collateral securing these loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business. Actual and forecast changes in gross domestic product are believed to be corollary to losses associated with these credits.
Leases: The loss forecasting model applies the historical rate of loss for similar loans over the expected life of the asset. Leases typically represent an elevated level of credit risk as compared to loans secured by real estate as the collateral for leases is often subject to a more rapid rate of depreciation or depletion. The ultimate severity of loss is impacted by the type of collateral securing the exposure, the size of the exposure, the borrower’s industry sector, any guarantors and the geographic market. Assumptions of expected loss are conditioned to the economic outlook and the other variables discussed above.
Agriculture: Repayment is dependent upon successful operation of the agricultural business, which is greatly impacted by factors outside the control of the borrower. These factors include adverse weather conditions, including access to water, that may impact crop yields, loss of livestock due to disease or other factors, declines in market prices for agriculture products, changes in foreign exchange, and the impact of government regulations. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the business. Consequently, agricultural loans may involve a greater degree of risk than other types of loans.
Construction: While secured by real estate, construction loans represent a greater level of risk than term real estate loans due to the nature of the additional risks associated with the not only the completion of construction within an estimated time period and budget, but also the need to either sell the building or reach a level of stabilized occupancy sufficient to generate the cash flows necessary to support debt service and operating costs. The Company seeks to mitigate the additional risks associated with construction lending by requiring borrowers to comply with lower loan to value ratios and additional covenants as well as strong tertiary support of guarantors. The loss forecasting model applies the historical rate of loss for similar loans over the expected life of the asset as adjusted for macroeconomic factors.
Unfunded commitments: The estimated credit losses associated with these unfunded lending commitments is calculated using the same models and methodologies noted above and incorporate utilization assumptions at time of default. The reserve for unfunded commitments is maintained on the balance sheet in other liabilities.

Accounting Standards Adopted in 2020
On January 1, 2020, the Company adopted ASU 2016-03 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases. In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require increases or decreases in credit losses be presented as an allowance rather than as a write-down on available for sale debt securities, based on management's intent to sell the security or likelihood the Company will be required to sell the security, before recovery of the amortized cost basis.
The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchase credit impaired (PCI) and accounted for under ASC 310-30. In accordance with the Standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining noncredit discount (based on the adjusted amortized costs basis) will be accreted into interest income at the effective interest rate as of adoption. The Company recognized an increase in the ACL for loans totaling $18,913,000, including a reclassification of $481,000 from discounts on acquired loans to the allowance for credit losses, as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in retained earnings, net of $5,449,000 in taxes of $12,983,000. Management has separately evaluated its held-to-maturity investment securities from obligations of state and political subdivisions and determined that no loss reserves were required.
On January 1, 2020 the Company adopted ASU 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates step two of the goodwill impairment test (the hypothetical purchase price allocation used to determine the implied fair value of goodwill) when step one (determining if the carrying value of a reporting unit exceeds its fair value) is failed. Instead, entities simply will compare the fair value of a reporting unit to its carrying amount and record goodwill impairment for the amount by which the reporting unit’s carrying amount exceeds its fair value. There was no goodwill impairment recorded during the quarter ended March 31, 2020.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the Coronavirus Disease 2019 (COVID-19) pandemic. The CARES Act provides optional temporary relief from troubled debt restructuring and impairment accounting requirements for loan modifications related to the COVID-19 pandemic made during the period from March 1, 2020 to the earlier of December 31, 2020 or 60 days after the national emergency concerning COVID-19 declared by the President terminates. The election of any such suspension would be applicable for the term of the loan modification but solely with respect to any modification (including a forbearance arrangement, an interest rate modification, a repayment plan and any other similar arrangement that defers or delays the payment of principal or interest) that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The ability to suspend TDR accounting does not apply to any adverse impact on the credit of a borrower that is not related to the COVID-19 pandemic nor does it apply to borrowers.
Accounting Standards Pending Adoption
FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance also promotes consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU No. 2019-12 will be effective for the Company beginning January 1, 2021 and is not expected to have a significant impact on the Company’s consolidated financial statements.
FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform by providing optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Amendments in this ASU are effective for the Company as of March 12, 2020 through December 31, 2022.
Note 2 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
		(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$447,736	$21,482	$—	$—	$469,218
Obligations of states and political subdivisions	110,564	3,561	—	—	114,125
Corporate bonds	2,437	138	—	—	2,575
Asset backed securities	467,436	8	(51,363)	—	416,081
Total debt securities available for sale	$1,028,173	$25,189	$(51,363)	$—	$1,001,999

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
	(in thousands)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$345,944	$17,352	$(4)	$363,292	$—
Obligations of states and political subdivisions	13,826	324	—	14,150	—
Total debt securities held to maturity	$359,770	$17,676	$(4)	$377,442	$—

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$466,139	$7,261	$(420)	$472,980
Obligations of states and political subdivisions	106,373	3,229	(1)	109,601
Corporate bonds	2,430	102	—	2,532
Asset backed securities	371,809	129	(6,913)	365,025
Total debt securities available for sale	$946,751	$10,721	$(7,334)	$950,138
Debt Securities Held to Maturity
Obligations of U.S. government agencies	361,785	6,072	(480)	367,377
Obligations of states and political subdivisions	13,821	327	—	14,148
Total debt securities held to maturity	$375,606	$6,399	$(480)	$381,525
There were no sales of investment securities during the three months ended March 31, 2020 and 2019, respectively. Investment securities with an aggregate carrying value of $463,165,000 and $466,321,000 at March 31, 2020 and December 31, 2019, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at March 31, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2020, obligations of U.S. government corporations and agencies with a cost basis totaling $793,680,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At March 31, 2020, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 3.24 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.
As of March 31, 2020, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$604	$607	$1,279	$1,285
Due after one year through five years	18,264	18,958	—	—
Due after five years through ten years	114,545	103,673	22,271	23,136
Due after ten years	894,760	878,761	336,220	353,021
Totals	$1,028,173	$1,001,999	$359,770	$377,442
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
March 31, 2020:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(in thousands)
Debt Securities Available for Sale
Asset backed securities	$166,612	$(13,000)	$248,222	$(38,363)	$414,834	$(51,363)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$707	$(4)	$—	$—	$707	$(4)

	Less than 12 months		12 months or more		Total
December 31, 2019:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$36,709	$(309)	$23,852	$(111)	$60,561	$(420)
Obligations of states and political subdivisions	778	(1)	—	—	778	(1)
Asset backed securities	237,463	(4,535)	99,981	(2,378)	337,444	(6,913)
Total debt securities available for sale	$274,950	$(4,845)	$123,833	$(2,489)	$398,783	$(7,334)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	18,813	(142)	62,952	(338)	81,765	(480)
Total debt securities held to maturity	$18,813	$(142)	$62,952	$(338)	$81,765	$(480)
Obligations of U.S. government agencies: Unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases and illiquidity. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At March 31, 2020, one debt security representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of 0.56% from the Company’s amortized cost basis. The Company evaluates if a credit loss exists by monitoring to ensure it has adequate credit support and as of March 31, 2020, the Company believes there is no expected allowance for credit losses.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors for these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through March 31, 2020 has not experienced any deterioration in credit rating. At March 31, 2020, 15 asset backed securities had unrealized losses with aggregate depreciation of 11.02% from the Company’s amortized cost basis. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of March 31, 2020.
The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	March 31, 2020		December 31, 2019
	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
	(In thousands)		(In thousands)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$345,944	$—	$361,785	$—
Obligations of states and political subdivisions	13,137	689	13,136	685
Total debt securities held to maturity	$359,081	$689	$374,921	$685

Note 3 – Loans
A summary of loan balances follows:

(in thousands)	March 31, 2020	December 31, 2019
Mortgage loans on real estate:
Residential 1-4 family	$506,833	$509,508
Commercial	2,889,183	2,818,782
Total mortgage loans on real estate	3,396,016	3,328,290
Consumer:
Home equity lines of credit	341,461	334,300
Home equity loans	27,110	28,586
Other	82,427	82,656
Total consumer loans	450,998	445,542
Commercial	290,334	283,707
Construction:
Residential	42,333	46,146
Commercial	199,381	203,681
Total construction loans	241,714	249,827
Total loans, net of deferred loan fees and discounts	$4,379,062	$4,307,366
Total principal balance of loans owed, net of charge-offs	$4,420,889	$4,351,725
Unamortized net deferred loan fees	(8,794)	(8,927)
Discounts to principal balance of loans owed, net of charge-offs	(33,033)	(35,432)
Total loans, net of unamortized deferred loan fees and discounts	$4,379,062	$4,307,366
Allowance for loan losses	$(57,911)	$(30,616)

Note 4 – Allowance for Credit Losses
The following tables summarize the activity in the allowance for credit losses on loans, and ending balance of loans, net of unearned fees for the periods indicated:

	Allowance for Loan Losses – Three Months Ended March 31, 2020
(in thousands)	Beginning Balance	Impact of CECL Adoption	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,306	$2,675	$—	$410	$259	$5,650
Commercial	11,995	11,848	—	194	5,216	29,253
Total mortgage loans on real estate	14,301	14,523	—	604	5,475	34,903
Consumer:
Home equity lines of credit	5,572	4,549	—	33	369	10,523
Home equity loans	611	89	—	15	(42)	673
Other	1,595	971	(130)	94	216	2,746
Total consumer loans	7,778	5,609	(130)	142	543	13,942
Commercial	5,149	(2,152)	(380)	146	1,708	4,471
Construction:
Residential	630	189	—	—	5	824
Commercial	2,758	744	—	—	269	3,771
Total construction loans	3,388	933	—	—	274	4,595
Total	$30,616	$18,913	$(510)	$892	$8,000	$57,911

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance have been statistically correlated with historical credit losses and various econometrics, including California unemployment, gross domestic product, and corporate bond yields. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both January 1, 2020, the adoption and implementation date of ASC Topic 326, and March 31, 2020, the Company utilized a reasonable and supportable forecast period of approximately eight quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. During the quarter ended March 31, 2020 the levels of actual and forecasted California unemployment and gross domestic product continued to deteriorate and as a result, were the primary cause for the increase in allowance for credit losses. Management believes that the allowance for credit losses at March 31, 2020 appropriately reflected expected credit losses inherent in the loan portfolio at that date.

	Allowance for Loan Losses – Year Ended December 31, 2019
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,676	$(2)	$54	$(422)	$2,306
Commercial	12,944	(746)	1,528	(1,731)	11,995
Total mortgage loans on real estate	15,620	(748)	1,582	(2,153)	14,301
Consumer:
Home equity lines of credit	6,042	—	504	(974)	5,572
Home equity loans	1,540	(3)	431	(1,357)	611
Other	793	(765)	321	1,246	1,595
Total consumer loans	8,375	(768)	1,256	(1,085)	7,778
Commercial	6,090	(2,123)	525	657	5,149
Construction:
Residential	464	—	—	166	630
Commercial	2,033	—	—	725	2,758
Total construction loans	2,497	—	—	891	3,388
Total	$32,582	$(3,639)	$3,363	$(1,690)	$30,616

	Allowance for Loan Losses – Three Months Ended March 31, 2019
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Mortgage loans on real estate:
Residential 1-4 family	$2,676	$—	$2	$(178)	$2,500
Commercial	12,944	—	1,381	(1,995)	12,330
Total mortgage loans on real estate	15,620	—	1,383	(2,173)	14,830
Consumer:
Home equity lines of credit	6,042	—	95	(122)	6,015
Home equity loans	1,540	—	87	(341)	1,286
Other	793	(207)	75	379	1,040
Total consumer loans	8,375	(207)	257	(84)	8,341
Commercial	6,090	(519)	168	339	6,078
Construction:
Residential	464	—	—	84	548
Commercial	2,033	—	—	234	2,267
Total construction loans	2,497	—	—	318	2,815
Total	$32,582	$(726)	$1,808	$(1,600)	$32,064

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including, but not limited to, trends relating to (i) the level of criticized and classified loans, (ii) net charge-offs, (iii) non-performing loans, and (iv) delinquency within the portfolio. The Company analyzes loans individually to classify the loans as to credit risk and grading. This analysis is performed annually for all outstanding balances greater than $1,000,000 and non-homogeneous loans, such as commercial real estate loans, unless other indicators, such as delinquency, trigger more frequent evaluation. Loans below the $1,000,000 threshold and homogenous in nature are evaluated as needed based on delinquency and borrower credit scores.
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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Mortgage loans on real estate:
Residential 1-4 family risk ratings
Pass	$25,698	$102,369	$59,278	$69,504	$60,063	$179,461	—	$117	$496,490
Special Mention	—	—	—	868	18	2,953	—	105	3,944
Substandard	—	—	574	996	51	4,778	—	—	6,399
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total residential 1-4 family - mortgage loans	$25,698	$102,369	$59,852	$71,368	$60,132	$187,192	$—	$222	$506,833

Mortgage loans on real estate:
Commercial risk ratings
Pass	$82,428	$457,462	$364,082	$443,054	$407,011	$967,584	$102,830	$1,501	$2,825,952
Special Mention	70	2,288	—	7,618	11,562	10,722	12,588	—	44,848
Substandard	200	1,394	1,445	1,580	3,191	9,801	772	—	18,383
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial - mortgage loans	$82,698	$461,144	$365,527	$452,252	$421,764	$988,107	$116,190	$1,501	$2,889,183

Consumer loans:
Home equity line of credit risk ratings
Pass	$2,859	$8,591	$2,967	$714	$1,561	$10,815	$304,911	$627	$333,045
Special Mention	80	—	36	46	70	644	3,524	—	4,400
Substandard	—	—	57	529	80	1,078	2,266	6	4,016
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total home equity lines of credit - consumer loans	$2,939	$8,591	$3,060	$1,289	$1,711	$12,537	$310,701	$633	$341,461

(in thousands)	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
Home equity loans risk ratings
Pass	$2	$580	$290	$378	$673	$21,191	$500	$16	$23,630
Special Mention	—	—	19	—	—	906	—	—	925
Substandard	153	—	—	—	145	2,257	—	—	2,555
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total home equity loans - consumer loans	$155	$580	$309	$378	$818	$24,354	$500	$16	$27,110

Consumer loans:
Other risk ratings
Pass	$7,679	$40,454	$20,465	$6,221	$1,883	$1,787	$1,747	$1,407	$81,643
Special Mention	—	53	170	141	44	158	83	2	651
Substandard	—	59	—	12	11	35	16	—	133
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other - consumer loans	$7,679	$40,566	$20,635	$6,374	$1,938	$1,980	$1,846	$1,409	$82,427

Commercial loans:
Commercial risk ratings
Pass	$15,616	$66,145	$32,209	$25,226	$10,041	$17,434	$112,189	$5,164	$284,024
Special Mention	—	—	75	539	149	110	604	700	2,177
Substandard	—	153	382	1,236	1,262	201	725	174	4,133
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial loans	$15,616	$66,298	$32,666	$27,001	$11,452	$17,745	$113,518	$6,038	$290,334

(in thousands)	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2020
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Construction loans:
Residential risk ratings
Pass	$1,725	$15,703	$17,067	$0	$3,459	$0	$0	$0	$37,954
Special Mention	—	—	—	—	4,379	—	—	—	4,379
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total residential - construction loans	$1,725	$15,703	$17,067	$0	$7,838	$0	$0	$0	$42,333

Construction loans:
Commercial risk ratings
Pass	$14,081	$35,515	$82,740	$43,455	$15,793	$5,709	$0	$0	$197,293
Special Mention	—	—	—	—	—	1,845	—	—	1,845
Substandard	—	—	—	—	—	243	—	—	243
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial - construction loans	$14,081	$35,515	$82,740	$43,455	$15,793	$7,797	$0	$0	$199,381

Total loans:
Risk ratings
Pass	$150,088	$726,819	$579,098	$588,552	$500,484	$1,203,981	$522,177	$8,832	$4,280,031
Special Mention	150	2,341	300	9,212	16,222	17,338	16,799	807	63,169
Substandard	353	1,606	2,458	4,353	4,740	18,393	3,779	180	35,862
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans	$150,591	$730,766	$581,856	$602,117	$521,446	$1,239,712	$542,755	$9,819	$4,379,062

(in thousands)	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2019
	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Mortgage loans on real estate:
Residential 1-4 family risk ratings
Pass	$102,613	$63,542	$73,195	$65,050	$194,214	—	—	$498,614
Special Mention	—	—	1,408	19	3,287	—	—	4,714
Substandard	—	813	711	52	4,604	—	—	6,180
Doubtful/Loss	—	—	—	—	—	—	—	$0
Total residential 1-4 family - mortgage loans	$102,613	$64,355	$75,314	$65,121	$202,105	$—	$—	$509,508

Mortgage loans on real estate:
Commercial risk ratings
Pass	$446,597	$373,065	$421,901	$415,568	$1,010,057	$107,965	$748	$2,775,901
Special Mention	—	—	4,965	9,373	8,467	2,253	—	25,058
Substandard	830	1,454	1,591	3,216	9,937	795	—	17,823
Doubtful/Loss	—	—	—	—	—	—	—	—
Total commercial - mortgage loans	$447,427	$374,519	$428,457	$428,157	$1,028,461	$111,013	$748	$2,818,782

Consumer loans:
Home equity line of credit risk ratings
Pass	$10,195	$3,436	$1,015	$1,729	$11,821	$297,458	$663	$326,317
Special Mention	—	11	47	31	665	3,398	37	4,189
Substandard	—	59	253	77	1,223	2,146	36	3,794
Doubtful/Loss	—	—	—	—	—	—	—	—
Total home equity lines of credit - consumer loans	$10,195	$3,506	$1,315	$1,837	$13,709	$303,002	$736	$334,300

(in thousands)	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2019
	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
Home equity loans risk ratings
Pass	$607	$300	$382	$712	$22,655	$399	$37	$25,092
Special Mention	—	20	—	—	1,172	—	—	1,192
Substandard	—	—	—	156	2,146	—	—	2,302
Doubtful/Loss	—	—	—	—	—	—	—	—
Total home equity loans - consumer loans	$607	$320	$382	$868	$25,973	$399	$37	$28,586

Consumer loans:
Other risk ratings
Pass	$45,675	$23,014	$7,176	$2,245	$2,099	$1,602	$3	$81,814
Special Mention	56	182	176	52	172	81	—	719
Substandard	60	—	13	1	45	1	3	123
Doubtful/Loss	—	—	—	—	—	—	—	—
Total other - consumer loans	$45,791	$23,196	$7,365	$2,298	$2,316	$1,684	$6	$82,656

Commercial loans:
Commercial risk ratings
Pass	$77,614	$37,411	$27,195	$11,906	$17,806	$100,098	$3,623	$275,653
Special Mention	—	339	1,236	167	164	1,921	—	3,827
Substandard	—	48	1,481	1,646	393	611	48	4,227
Doubtful/Loss	—	—	—	—	—	—	—	—
Total commercial loans	$77,614	$37,798	$29,912	$13,719	$18,363	$102,630	$3,671	$283,707

(in thousands)	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2019
	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Construction loans:
Residential risk ratings
Pass	$18,516	$12,990	$0	$3,319	$0	$6,230	$889	$41,944
Special Mention	—	—	—	4,202	—	—	—	4,202
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total residential - construction loans	$18,516	$12,990	$0	$7,521	$0	$6,230	$889	$46,146

Construction loans:
Commercial risk ratings
Pass	$31,031	$72,339	$76,043	$15,654	$7,322	$975	$0	$203,364
Special Mention	—	—	—	—	317	—	—	317
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total commercial - construction loans	$31,031	$72,339	$76,043	$15,654	$7,639	$975	$0	$203,681

Total loans:
Risk ratings
Pass	$732,848	$586,097	$606,907	$516,183	$1,265,974	$514,727	$5,963	$4,228,699
Special Mention	56	552	7,832	13,844	14,244	7,653	37	44,218
Substandard	890	2,374	4,049	5,148	18,348	3,553	87	34,449
Doubtful/Loss	—	—	—	—	—	—	—	—
Total loans	$733,794	$589,023	$618,788	$535,175	$1,298,566	$525,933	$6,087	$4,307,366

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of March 31, 2020
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Mortgage loans on real estate:
Residential 1-4 family	$699	$—	$1,763	$2,462	$504,371	$506,833
Commercial	18,445	1,283	2,675	22,403	2,866,780	2,889,183
Total mortgage loans on real estate	19,144	1,283	4,438	24,865	3,371,151	3,396,016
Consumer:
Home equity lines of credit	572	85	1,118	1,775	339,686	341,461
Home equity loans	200	64	193	457	26,653	27,110
Other	100	12	114	226	82,201	82,427
Total consumer loans	872	161	1,425	2,458	448,540	450,998
Commercial	1,014	932	70	2,016	288,318	290,334
Construction:
Residential	—	—	—	—	42,333	42,333
Commercial	—	—	—	—	199,381	199,381
Total construction loans	—	—	—	—	241,714	241,714
Total originated loans	$21,030	$2,376	$5,933	$29,339	$4,349,723	$4,379,062

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of December 31, 2019
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Mortgage loans on real estate:
Residential 1-4 family	$1,149	$371	$1,957	$3,477	$506,031	$509,508
Commercial	581	136	2,431	3,148	2,815,634	2,818,782
Total mortgage loans on real estate	1,730	507	4,388	6,625	3,321,665	3,328,290
Consumer:
Home equity lines of credit	1,083	363	956	2,402	331,898	334,300
Home equity loans	175	216	132	523	28,063	28,586
Other	172	1	23	196	82,460	82,656
Total consumer loans	1,430	580	1,111	3,121	442,421	445,542
Commercial	652	298	24	974	282,733	283,707
Construction:
Residential	—	—	—	—	46,146	46,146
Commercial	—	—	—	—	203,681	203,681
Total construction loans	—	—	—	—	249,827	249,827
Total loans	$3,812	$1,385	$5,523	$10,720	$4,296,646	$4,307,366

The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of March 31, 2020			As of December 31, 2019
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Mortgage loans on real estate:
Residential 1-4 family	$5,169	$5,784	$—	$5,023	$5,192	$—
Commercial	5,451	5,514	—	5,316	5,316	—
Total mortgage loans on real estate	10,620	11,298	—	10,339	10,508	—
Consumer:
Home equity lines of credit	2,760	3,210	—	2,419	2,590	—
Home equity loans	1,523	1,654	—	1,574	1,626	—
Other	—	140	—	4	51	11
Total consumer loans	4,283	5,004		3,997	4,267	11
Commercial	298	1,653	—	489	2,089	—
Construction:
Residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Total construction	—	—	—	—	—	—
Total non accrual loans	$15,201	$17,955	$—	$14,825	$16,864	$11
Interest income on non accrual loans that would have been recognized during the three months ended March 31, 2020 and 2019, if all such loans had been current in accordance with their original terms, totaled $431,000 and $400,000, respectively. Interest income actually recognized on these originated loans during the three months ended March 31, 2020 and 2019 was $47,000 and $93,000, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of March 31, 2020
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Unsecured	Total
Mortgage loans on real estate:
Residential 1-4 family	$—	$—	$—	$—	$—	$—	$5,815	$—	$—	$—	$—	$—	$5,815
Commercial	2,483	161	1,866	506	2,060	1,203	—	—	—	—	—	—	8,279
Total mortgage loans on real estate	2,483	161	1,866	506	2,060	1,203	5,815	—	—	—	—	—	14,094
Consumer:
Home equity lines of credit	—	—	—	—	—	—	—	1,936	—	—	—	—	1,936
Home equity loans	—	—	—	—	—	—	—	2,106	—	—	—	—	2,106
Other	—	—	—	—	—	156	47	—	127	—	—	4	334
Total consumer loans	—	—	—	—	—	156	47	4,042	127	—	—	4	4,376
Commercial	—	—	—	—	—	—	—	—	—	1,824	1,012	116	2,952
Total collateral dependent loans	$2,483	$161	$1,866	$506	$2,060	$1,359	$5,862	$4,042	$127	$1,824	$1,012	$120	$21,422

	As of December 31, 2019
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Unsecured	Total
Mortgage loans on real estate:
Residential 1-4 family	$—	$—	$—	$—	$—	$—	$5,293	$—	$—	$—	$—	$—	$5,293
Commercial	2,506	163	1,640	509	2,060	1,242	—	—	—	—	—	—	8,120
Total mortgage loans on real estate	2,506	163	1,640	509	2,060	1,242	5,293	—	—	—	—	—	13,413
Consumer:
Home equity lines of credit	—	—	—	—	—	—	—	1,808	—	—	—	—	1,808
Home equity loans	—	—	—	—	—	—	—	2,040	—	—	—	—	2,040
Other	—	—	—	—	—	—	48	—	27	—	—	4	79
Total consumer loans	—	—	—	—	—	—	48	3,848	27	—	—	4	3,927
Commercial	—	—	—	—	—	—	—	—	—	1,952	1,026	107	3,085
Total collateral dependent loans	$2,506	$163	$1,640	$509	$2,060	$1,242	$5,341	$3,848	$27	$1,952	$1,026	$111	$20,425

The CARES Act, in addition to providing financial assistance to both businesses and consumers, provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board and provisions of the CARES Act, allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. To the extent that such modifications meet the criteria previously described, such modifications are not expected to be classified as troubled debt restructurings. The following tables show certain information regarding TDRs that occurred during the periods indicated:

	TDR Information for the three months ended March 31, 2020
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	—	$—	$—	$—	1	$302	$—
Commercial	3	487	549	—	—	—	—
Total mortgage loans on real estate	3	487	549	—	1	302	—
Consumer:
Home equity lines of credit	—	—	—	—	—	—	—
Home equity loans	2	172	169	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	2	172	169	—	—	—	—
Commercial	1	21	20	21	—	—	—
Construction:
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total construction loans	—	—	—	—	—	—	—
Total	6	$680	$738	$21	1	$302	$—

	TDR Information for the three months ended March 31, 2019
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Mortgage loans on real estate:
Residential 1-4 family	—	$163	$162	$—	$—	$—	$—
Commercial	—	—	—	—	—	—	—
Total mortgage loans on real estate	1	163	162	—	—	—	—
Consumer:
Home equity lines of credit	—	—	—	—	—	—	—
Home equity loans	1	121	120	1	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	1	121	120	1	—	—	—
Commercial	2	15	15	—	1	7	—
Construction:
Residential	—	—		—	—	—	—
Commercial	—	—		—	—	—	—
Total construction loans	—	—	—	—	—	—	—
Total	4	$299	$297	$1	1	$7	$—

The Company also modified the terms of select loans in an effort to assist borrowers that were not related to the COVID-19 pandemic. If the borrower was experiencing financial difficulty and a concession was granted, the Company considered such modifications as troubled debt restructurings. Modifications classified as TDRs can include one or a combination of the following: rate modifications, term extensions, interest only modifications, either temporary or long-term, payment modifications, and collateral substitutions/additions. The objective of the modifications was to increase loan repayments by customers and thereby reduce net charge-offs. The modified loans are included in impaired loans for purposes of determining the level of the allowance for credit losses.
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

Note 5 - Leases
The Company records a right-of-use asset (“ROUA”) on the consolidated balance sheets for those leases that convey rights to control use of identified assets for a period of time in exchange for consideration. The Company also records a lease liability on the consolidated balance sheets for the present value of future payment commitments. All of the Company’s leases are comprised of operating leases in which the Company is lessee of real estate property for branches, ATM locations, and general administration and operations. The Company elected not to include short-term leases (i.e. leases with initial terms of twelve months or less) within the ROUA and lease liability. Known or determinable adjustments to the required minimum future lease payments were included in the calculation of the Company’s ROUA and lease liability. Adjustments to the required minimum future lease payments that are variable and will not be determinable until a future period, such as changes in the consumer price index, are included as variable lease costs. Additionally, expected variable payments for common area maintenance, taxes and insurance were unknown and not determinable at lease commencement and therefore, were not included in the determination of the Company’s ROUA or lease liability.
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
The following table presents the components of lease expense for the three months ended:

(in thousands)	March 31, 2020	March 31, 2019
Operating lease cost	$1,294	$1,311
Short-term lease cost	63	71
Variable lease cost	6	(5)
Sublease income	(34)	(34)
Total lease cost	$1,329	$1,343

The following table presents supplemental cash flow information related to leases for the three months ended:

(in thousands)	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,237	$1,218
ROUA obtained in exchange for operating lease liabilities	$3,393	$32,006
The following table presents the weighted average operating lease term and discount rate as of the periods ended:

	As of March 31, 2020	As of March 31, 2019
Weighted-average remaining lease term	10.3	9.5
Weighted-average discount rate	3.17%	3.17%
At March 31, 2020, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2020	$3,412
2021	4,428
2022	4,089
2023	3,410
2024	3,130
Thereafter	17,337
35,806
Discount for present value of expected cash flows	(5,799)
Lease liability at March 31, 2020	$30,007

Note 6 - Deposits
A summary of the balances of deposits follows (in thousands):

	March 31, 2020	December 31, 2019
Noninterest-bearing demand	$1,883,143	$1,832,665
Interest-bearing demand	1,243,192	1,242,274
Savings	1,857,684	1,851,549
Time certificates, $250,000 or more	111,262	129,061
Other time certificates	307,417	311,445
Total deposits	$5,402,698	$5,366,994
Certificate of deposit balances of $30,000,000 from the State of California were included in time certificates, over $250,000, at March 31, 2020 and December 31, 2019, respectively. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company. Overdrawn deposit balances of $1,543,000 and $1,550,000 were classified as consumer loans at March 31, 2020 and December 31, 2019, respectively.

Note 7 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	March 31, 2020	December 31, 2019
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$360,793	$363,793
Consumer loans	541,848	533,576
Real estate mortgage loans	189,921	188,959
Real estate construction loans	204,170	222,998
Standby letters of credit	12,084	12,014
Deposit account overdraft privilege	109,752	110,402

Note 8 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $26,754,000 and $8,114,000 during the three months ended March 31, 2020 and 2019, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight (DBO). Absent approval from the Commissioner of the DBO, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On November 12, 2019 the Board of Directors approved the authorization to repurchase up to 1,525,000 shares of the Company's common stock (the 2019 Repurchase Plan), which approximated 5.0% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the program is subject to change. The 2019 Repurchase Plan has no expiration date and as of and for quarter ended December 31, 2019, the Company had repurchased no shares. During the quarter ended March 31, 2020, the Company repurchased 553,869 shares with a market value of $17,139,000.
In connection with approval of the 2019 Repurchase Plan, the Company’s previous repurchase program adopted on August 21, 2007 (the 2007 Repurchase Plan) was terminated. There were no shares of common stock repurchased under the 2007 Repurchase Plan during 2019.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of withholding taxes on such shares. During the three months ended March 31, 2020 and 2019, employees tendered 4,668 and 26,068 shares, respectively, of the Company’s common stock in connection with option exercises. Employees also tendered 133 and 91 shares in connection with the tax withholding requirements of other share based awards during the three months ended March 31, 2020 and 2019, respectively. In total, shares of the Company's common stock tendered had market values of $153,000 and $1,036,000 during the quarter ended March 31, 2020 and 2019, respectively. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2019 or 2007 Stock Repurchase Plans.
Note 9 - Stock Options and Other Equity-Based Incentive Instruments
The Company’s 2009 Equity Incentive Plan (2009 Plan) expired on March 26, 2019. While no new awards can be granted under the 2009 Plan, existing grants continue to be governed by the terms, conditions and procedures set forth in any applicable award agreement. On April 16, 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (2019 Plan) which was approved by shareholders on May 21, 2019. The 2019 Plan allows for up to 1,500,000 shares to be issued in connection with equity-based incentives. All grants of equity awards made during the three months ended March 31, 2020, if any, were made from the 2019 Plan.

Stock option activity during the three months ended March 31, 2020 is summarized in the following table:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price
Outstanding at December 31, 2019	160,500	$14.54 to $23.21	$17.60
Options granted	—	—	—
Options exercised	(8,000)	$17.54 to $19.46	18.50
Options forfeited	—	—	—
Outstanding at March 31, 2020	152,500	$14.54 to $23.21	$17.55
The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of March 31, 2020:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	152,500	—	152,500
Weighted average exercise price	$17.55	$—	$17.55
Intrinsic value (in thousands)	$1,871	$—	$1,871
Weighted average remaining contractual term (yrs.)	2.6	0	2.6
As of March 31, 2020 all options outstanding are fully vested and are expected to be exercised prior to expiration. The Company did not modify any option grants during 2019 or the three months ended March 31, 2020.
Activity related to restricted stock unit awards during the three months ended March 31, 2020 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2019	68,597	51,312
RSUs granted	—	—
RSUs added through dividend and performance credits	521	—
RSUs released	(362)	—
RSUs forfeited/expired	(80)	(78)
Outstanding at March 31, 2020	68,676	51,234
The 68,676 of service condition vesting RSUs outstanding as of March 31, 2020 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 68,676 of service condition vesting RSUs outstanding as of March 31, 2020 are expected to vest, and be released, on a weighted-average basis, over the next 1.1 years. The Company expects to recognize $1,537,782 of pre-tax compensation costs related to these service condition vesting RSUs between March 31, 2020 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2019 or during the three months ended March 31, 2020.
The 51,234 of market plus service condition vesting RSUs outstanding as of March 31, 2020 are expected to vest, and be released, on a weighted-average basis, over the next 1.4 years. The Company expects to recognize $759,307 of pre-tax compensation costs related to these RSUs between March 31, 2020 and their vesting dates. As of March 31, 2020, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 76,851 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2019 or during the three months ended March 31, 2020.

Note 10 - Non-interest Income and Expense
The following table summarizes the Company’s non-interest income for the periods indicated:

	Three months ended March 31,
(dollars in thousands)	2020	2019
ATM and interchange fees	$5,111	$4,581
Service charges on deposit accounts	4,046	3,880
Other service fees	758	771
Mortgage banking service fees	469	483
Change in value of mortgage servicing rights	(1,258)	(645)
Total service charges and fees	9,126	9,070
Increase in cash value of life insurance	720	775
Asset management and commission income	916	642
Gain on sale of loans	891	412
Lease brokerage income	193	220
Sale of customer checks	124	140
Gain on sale of investment securities	—	—
Gain on marketable equity securities	47	36
Other	(197)	508
Total other non-interest income	2,694	2,733
Total non-interest income	$11,820	$11,803
The components of non-interest expense were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Base salaries, net of deferred loan origination costs	$17,623	$16,757
Incentive compensation	3,101	2,567
Benefits and other compensation costs	6,548	5,804
Total salaries and benefits expense	27,272	25,128
Occupancy	3,875	3,774
Data processing and software	3,367	3,349
Equipment	1,512	1,867
Intangible amortization	1,431	1,431
Advertising	665	1,331
ATM and POS network charges	1,373	1,323
Professional fees	703	839
Telecommunications	725	797
Regulatory assessments and insurance	95	511
Postage	290	310
Operational losses	221	225
Courier service	331	270
Gain on sale of foreclosed assets	(41)	(99)
Loss on disposal of fixed assets	—	24
Other miscellaneous expense	3,000	4,372
Total other non-interest expense	17,547	20,324
Total non-interest expense	$44,819	$45,452

Note 11 - Earnings Per Share
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

	Three months ended March 31,
(in thousands)	2020	2019
Net income	$16,121	$22,726
Average number of common shares outstanding	30,395	30,424
Effect of dilutive stock options and restricted stock	128	234
Average number of common shares outstanding used to calculate diluted earnings per share	30,523	30,658
Options excluded from diluted earnings per share because the effect of these options was antidilutive	—	—

Note 12 – Comprehensive Income
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
The components of other comprehensive income (loss) and related tax effects are as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Unrealized holding gains (losses) on available for sale securities before reclassifications	$(29,561)	$12,710
Tax effect	8,739	(3,758)
Unrealized holding gains (losses) on available for sale securities, net of tax	(20,822)	8,952
Change in unfunded status of the supplemental retirement plans before reclassifications	448	(89)
Amounts reclassified out of accumulated other comprehensive income (loss):
Amortization of prior service cost	(14)	(13)
Amortization of actuarial losses	478	102
Total amounts reclassified out of accumulated other comprehensive income (loss)	464	89
Change in unfunded status of the supplemental retirement plans after reclassifications	912	—
Tax effect	—	—
Change in unfunded status of the supplemental retirement plans, net of tax	912	—
Total other comprehensive income (loss)	$(19,910)	$8,952

The components of accumulated other comprehensive income (loss), included in shareholders’ equity, are as follows:

(in thousands)	March 31, 2020	December 31, 2019
Net unrealized gain (loss) on available for sale securities	$(26,174)	$3,387
Tax effect	7,738	(1,001)
Unrealized holding gain (loss) on available for sale securities, net of tax	(18,436)	2,386
Unfunded status of the supplemental retirement plans	(11,193)	(11,193)
Tax effect	3,309	3,309
Unfunded status of the supplemental retirement plans, net of tax	(7,884)	(7,884)
Joint beneficiary agreement liability	1,188	276
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	1,188	276
Accumulated other comprehensive income (loss)	$(25,132)	$(5,222)

Note 13 - Fair Value Measurement
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
Individually evaluated loans - Loans are not recorded at fair value on a recurring basis. However, from time to time, certain loans have individual risk characteristics not consistent with a pool of loans and is individually evaluated for credit reserves.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement are typically individually evaluated. The fair value of these loans are estimated using one of several methods, including collateral value, fair value of similar debt, enterprise value, liquidation value and discounted cash flows. Those loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, such as deviations from comparable sales, and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Foreclosed assets - Foreclosed assets include assets acquired through, or in lieu of, loan foreclosure. Foreclosed assets are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. When the fair value of foreclosed assets is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, such as deviations from comparable sales, and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense.
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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at March 31, 2020	Total	Level 1	Level 2	Level 3
Marketable equity securities	$3,007	$3,007	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	469,218	—	469,218	—
Obligations of states and political subdivisions	114,125	—	114,125	—
Corporate bonds	2,575	—	2,575	—
Asset backed securities	416,081	—	416,081	—
Loans held for sale	2,695	—	2,695	—
Mortgage servicing rights	5,168	—	—	5,168
Total assets measured at fair value	$1,012,869	$3,007	$1,004,694	$5,168

Fair value at December 31, 2019	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,960	$2,960	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	472,980	—	472,980	—
Obligations of states and political subdivisions	109,601	—	109,601	—
Corporate bonds	2,532	—	2,532	—
Asset backed securities	365,025	—	365,025	—
Loans held for sale	5,265	—	5,265	—
Mortgage servicing rights	6,200	—	—	6,200
Total assets measured at fair value	$964,563	$2,960	$955,403	$6,200
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the three months ended March 31, 2020 or the year ended December 31, 2019.

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

Three months ended March 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2020: Mortgage servicing rights	$6,200	—	$(1,258)	$226	$5,168
2019: Mortgage servicing rights	$7,098	—	$(645)	$119	$6,572

Three months ended March 31,
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
The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2020 and December 31, 2019:

As of March 31, 2020:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$5,168	Discounted cash flow	Constant prepayment rate	7% - 42%; 11%
			Discount rate	10% - 14%; 12%
As of December 31, 2019:
Mortgage Servicing Rights	$6,200	Discounted cash flow	Constant prepayment rate	6% - 42.0%; 11.0%
			Discount rate	10% - 14%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

March 31, 2020	Total	Level 1	Level 2	Level 3	Total Losses
Fair value:
Individually evaluated loans	$105	—	—	$105	$(107)

December 31, 2019	Total	Level 1	Level 2	Level 3	Total Losses
Fair value:
Individually evaluated loans	$1,055	—	—	$1,055	$(652)
Foreclosed assets	417	—	—	417	(27)
Total assets measured at fair value	$1,472	—	—	$1,472	$(679)

March 31, 2019	Total	Level 1	Level 2	Level 3	Total Losses
Fair value:
Individually evaluated loans	$212	—	—	$212	$(197)
Foreclosed assets	214	—	—	214	—
Total assets measured at fair value	$426	—	—	$426	$(197)
The individually evaluated loan amounts above represent collateral dependent loans that have been adjusted to fair value. When the Company identifies a collateral dependent loan with unique risk characteristics, the Company evaluates the need for an allowance using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If the Company determines that the value of the loan is less than the recorded investment in the loan, the Company recognizes this impairment and adjust the carrying value of the loan to fair value through the allowance for credit losses. The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral. The carrying value of loans fully charged-off is zero.
The foreclosed assets amount above represents impaired real estate that has been adjusted to fair value. Foreclosed assets represent real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on real estate owned for fair value adjustments based on the fair value of the real estate.
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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2020:

March 31, 2020	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$105	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	Not meaningful N/A
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2019:

December 31, 2019	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$1,055	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	Not meaningfulN/A
Foreclosed assets (Residential real estate)	$417	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningfulN/A

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

	March 31, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$95,364	$95,364	$92,816	$92,816
Cash at Federal Reserve and other banks	90,102	90,102	183,691	183,691
Level 2 inputs:
Securities held to maturity	359,770	377,442	375,606	381,525
Restricted equity securities	17,250	N/A	17,250	N/A
Level 3 inputs:
Loans, net	4,321,151	4,307,323	4,276,750	4,263,064
Financial liabilities:
Level 2 inputs:
Deposits	5,402,698	5,401,617	5,366,994	5,365,921
Other borrowings	19,309	19,309	18,454	18,454
Level 3 inputs:
Junior subordinated debt	57,323	56,254	57,232	56,297

(in thousands)	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$1,296,732	$12,967	$1,309,326	$13,093
Standby letters of credit	12,084	121	12,014	120
Overdraft privilege commitments	109,752	1,098	110,402	1,104

Note 14 - Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of March 31, 2020 and December 31, 2019 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of March 31, 2020 and December 31, 2019 based on the then phased-in provisions of the Basel III Capital Rules. As of January 1, 2019, the minimum required capital levels of the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of March 31, 2020:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$762,763	15.12%	$529,576	10.50%	N/A	N/A
Tri Counties Bank	$755,893	14.99%	$529,388	10.50%	$504,179	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$702,007	13.92%	$428,705	8.50%	N/A	N/A
Tri Counties Bank	$695,137	13.79%	$428,552	8.50%	$403,343	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$646,407	12.82%	$353,051	7.00%	N/A	N/A
Tri Counties Bank	$695,137	13.79%	$352,925	7.00%	$327,716	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$702,007	11.22%	$250,216	4.00%	N/A	N/A
Tri Counties Bank	$695,137	11.11%	$250,209	4.00%	$312,762	5.00%

	Actual			Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2019:	Amount	As of :	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$753,200		15.07%	$524,944	10.50%	N/A	N/A
Tri Counties Bank	$748,660		14.98%	$524,759	10.50%	$499,770	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$719,809		14.40%	$424,955	8.50%	N/A	N/A
Tri Counties Bank	$715,269		14.31%	$424,805	8.50%	$399,816	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$664,296		13.29%	$349,963	7.00%	N/A	N/A
Tri Counties Bank	$715,269		14.31%	$349,839	7.00%	$324,851	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$719,809		11.55%	$249,343	4.00%	N/A	N/A
Tri Counties Bank	$715,269		11.47%	$249,337	4.00%	$311,672	5.00%
As of March 31, 2020 and December 31, 2019, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at March 31, 2020 and December 31, 2019, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At March 31, 2020, the Company and the Bank are in compliance with the capital conservation buffer requirement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Cautionary Statements Regarding Forward-Looking Information
The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There can be no assurance that future developments affecting us will be the same as those anticipated by management. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of changes in financial services policies, laws and regulations; technological changes; weather, natural disasters and other catastrophic events that may or may not be caused by climate change and their effects on economic and business environments in which the Company operates; the adverse impact on the U.S. economy, including the markets in which we operate, of the novel coronavirus, which causes the Coronavirus disease 2019 (“COVID-19”), global pandemic, and the impact of a slowing U.S. economy and increased unemployment on the performance of our loan portfolio, the market value of our investment securities, the availability of sources of funding and the demand for our products; the costs or effects of mergers, acquisitions or dispositions we may make; the future operating or financial performance of the Company, including our outlook for future growth, changes in the level of our nonperforming assets and charge-offs; the appropriateness of the allowance for credit losses including the timing and effects of the implementation of the current expected credit losses model; any deterioration in values of California real estate, both residential and commercial; the effect of changes in accounting standards and practices; possible other-than-temporary impairment of securities held by us; changes in consumer spending, borrowing and savings habits; our ability to attract deposits and other sources of liquidity; changes in the financial performance and/or condition of our borrowers; our noninterest expense and the efficiency ratio; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies; the challenges of integrating and retaining key employees; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber-attacks and the cost to defend against such attacks; the effect of a fall in stock market prices on our brokerage and wealth management businesses; and our ability to manage the risks involved in the foregoing. Additional factors that could cause results to differ materially from those described above can be found in our Annual Report on Form 10-K for the year ended December 31, 2019, which is on file with the Securities and Exchange Commission (the “SEC”) and available in the “Investor Relations” section of our website, https://www.tcbk.com/investor-relations and in other documents we file with the SEC. Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results.
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
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A detailed discussion related to the Company’s accounting policies including those related to estimates on the allowance for loan losses, other than temporary impairment of investments and impairment of intangible assets, can be found in Note 1 of the consolidated financial statements included in the Company’s annual report of Form 10-K for the year ended December 31, 2019.
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
Financial Highlights
Performance highlights and other developments for the Company as of or for the three months ended March 31, 2020 included the following:
•For the three months ended March 31, 2020, the Company’s return on average assets was 1.00%, and the return on average equity was 7.14%.
•During the quarter ended March 31, 2020, the Company paid a cash dividend of $0.22 and repurchased 558,670 shares of common stock for approximately $17.30 million or $30.96 per share.
•As of March 31, 2020, the Company reported total loans, total assets and total deposits of $4.38 billion, $6.47 billion and $5.40 billion, respectively.
•The loan to deposit ratio was 81.05% as of March 31, 2020, as compared to 80.26% at December 31, 2019 and 74.29% at March 31, 2019.
•For the current quarter, net interest margin was 4.34% on a tax equivalent basis as compared to 4.52% in the quarter ended March 31, 2019, and a decrease of 5 basis points from the 4.39% in the trailing quarter.
•Non-interest bearing deposits as a percentage of total deposits were 34.86% at March 31, 2020, as compared to 34.15% at December 31, 2019 and 32.44% at March 31, 2019.
•The average rate of interest paid on deposits, including non-interest-bearing deposits, decreased to 0.19% for the first quarter of 2020 as compared with 0.22% for the trailing quarter, and also decreased by 1 basis point from the average rate paid during the same quarter of the prior year.
•Non-performing assets to total assets were 0.31% at March 31, 2020, as compared to 0.30% as of December 31, 2019, and 0.34% at March 31, 2019.
•The Company adopted and implemented ASU 2016-13, more commonly referred to as the Current Expected Credit Loss (CECL) on January 1, 2020 which resulted in an increase to the allowance for loan losses of $18.9 million and a decrease, net of taxes, to retained earnings of $13.0 million.
•Provision expense for loans and debt securities was $8.0 million during the quarter ended March 31, 2020, as compared to benefits from reversal of $298,000 and $1.6 million for the three month periods ended December 31, 2019 and March 31, 2019, respectively.
•The efficiency ratio was 59.75% for the first quarter of 2020, as compared to 59.92% in the trailing quarter and 60.06% in the same quarter of the 2019 year.

The Company's Preparations and Responses to COVID-19 Pandemic
The United States has been operating under a state of emergency related to the COVID-19 pandemic since March 13, 2020. The direct and indirect effects of the pandemic have resulted in a dramatic reduction in economic activity that has severely hampered the ability for businesses and consumers to meet their current repayment obligations. The effects of the pandemic contributed to a significant increase in the provision for credit losses during the first quarter of 2020. The CARES Act, in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment.
The Company has begun working with its customers affected by COVID-19 and expects a significant amount of modifications across many of its loan portfolios in the near term. To the extent that such modifications meet the criteria previously described, such modifications are not expected to be classified as troubled debt restructurings.The Company, as part of its ongoing risk preparation and mitigation efforts, had developed a detailed plan and action measures related to a possible pandemic scenario. This pandemic plan was implemented on March 16, 2020. Subsequently, the Company initiated a series of measures to limit operational disruptions, support customer needs and to ensure the continued safety of employees, customers and vendors. Management continues to monitor and, when appropriate, make changes to our planned response. To date we have:
•Continued to serve customers through digital and other e-banking solutions.
•Augmented business hours and the location and hours of employee teams in order to maximize social distancing protocols, including remote work solutions for nearly 450 employees (nearly 40% of the workforce) in order to balance our "essential worker" and "shelter-in-place" responsibilities.
•Actively engaged borrowers and other businesses in discussions to identify short-term cash flow and other financial needs, which may include possible principal and interest payment deferrals.
•Decided to pause any share repurchase activities until the stay at home orders have been lifted or the end of the pandemic has been identified by State officials.
•Refreshed and analyzed the Company's liquidity, funding and capital stress forecasts and risk assumptions.
•Implemented CDC guidance and best practices to keep our staff and customers safe.
•Implemented cost savings initiatives to support bank earnings.
Subsequent to March 31, 2020, the Company has been actively engaged in the facilitation of Payroll Protection Program (PPP) loans through the Small Business Administration (SBA). Tri Counties Bank is recognized as a preferred SBA lender and as a result of significant time and effort contributed by our employees, as of April 30, 2020, the Company had approximately 2,150 PPP loans authorized by the SBA totaling $417,178,000, of which approximately $195,000 was the average loan size and approximately $76,000 was the median loan size. The total employees that benefited from these loans, as reported by these 2,150 businesses, exceeded 37,000. The top twelve California counties that were most benefited by the Company's facilitation of the Payroll Protection Program loans as ranked by the percent of total loans is as follows:

Rank	County	% of Total PPP Loans	Rank	County	% of Total PPP Loans	Rank	County	% of Total PPP Loans
1	Placer	10.5%	5	Shasta	9.4%	9	Marin	3.8%
2	Butte	10.2%	6	San Francisco	7.9%	10	Sutter	3.0%
3	San Mateo	9.8%	7	Nevada	6.7%	11	Kern	2.8%
4	Sacramento	9.6%	8	Stanislaus	4.3%	12	Glenn	2.2%
In addition, the Company has established several loan payment deferral options for borrowers with a demonstrated hardship. While in the normal course of our operations we are actively engaging many of our borrowers to better understand the impacts that the pandemic and shelter in place orders may be having on their business or personal cash flows, however, we are not actively offering payment deferrals but rather working to address borrower requests for deferral as they are received. As of April 30, 2020, the Company had approved payment deferment requests on approximately 400 loans totaling $188,900,000. Of these deferments, approximately 275 loans and $54,570,000 were associated with consumer borrowers and the remaining 125 loans and $134,330,000 were associated with small business and commercial borrowers.

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended March 31,
	2020	2019
Net interest income	63,192	63,870
(Provision for) reversal of credit losses	(8,000)	1,600
Non-interest income	11,820	11,803
Non-interest expense	(44,819)	(45,452)
Provision for income taxes	(6,072)	(9,095)
Net income	$16,121	$22,726
Per Share Data:
Basic earnings per share	$0.53	$0.75
Diluted earnings per share	$0.53	$0.74
Dividends paid	$0.22	$0.19
Book value at period end	$28.91	$28.04
Average common shares outstanding	30,394,904	30,424,184
Average diluted common shares outstanding	30,522,842	30,657,833
Shares outstanding at period end	29,973,516	30,432,419
At period end:
Loans, net	$4,321,151	4,002,267
Total investment securities	$1,382,026	1,564,692
Total assets	$6,474,309	6,471,852
Total deposits	$5,402,698	5,430,262
Other borrowings	$19,309	12,466
Shareholders’ equity	$866,426	853,278
Financial Ratios:
During the period:
Return on average assets (annualized)	1.00%	1.43%
Return on average equity (annualized)	7.14%	10.93%
Net interest margin(1) (annualized)	4.34%	4.52%
Efficiency ratio	59.75%	60.06%
Average equity to average assets	13.96%	13.12%
At end of period:
Equity to assets	13.38%	13.18%
Total capital to risk-adjusted assets	15.12%	14.73%
(1) Fully taxable equivalent (FTE)
The financial results above were impacted significantly by the Company's adoption of the current expected credit loss ("CECL") (ASU 2016-13) on January 1, 2020 and the corresponding increases in provision for credit losses during the three months ended March 31, 2020, totaling $8,000,000 as compared to a benefit from reversal of $1,600,000 for the same period ended 2019. More specifically, the net loan portfolio growth in the first quarter of 2020 of approximately $71,696,000 combined with changes in credit quality associated with the levels of classified, past due and non-performing loans resulted in the need for a provision for loan losses of $1,063,000 which was partially offset by net recoveries of $382,000. However, the majority of the provision for credit losses recorded reflects potential credit deterioration due to the pandemic, specifically portfolio-wide qualitative indicators such as the outlook for changes in California Unemployment and Gross Domestic Product (GDP) resulted in a $7,319,000 increase in provision expense during the current quarter. The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. While this forecast data was rapidly evolving and included significant shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date, management noted that the majority of sources identified economic recovery during the year ended 2020 as being most likely.

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

	Three months ended
	March 31, 2020	December 31, 2019	March 31, 2019
Net interest income	$63,192	$64,196	$63,870
(Provision for) reversal of credit losses	(8,000)	298	1,600
Non-interest income	11,820	14,186	11,803
Non-interest expense	(44,819)	(46,964)	(45,452)
Provision for income taxes	(6,072)	(8,826)	(9,095)
Net income	$16,121	$22,890	$22,726
The Company reported net income of $16,121,000 for the quarter ended March 31, 2020, compared to $22,890,000 and$22,726,000 for the quarters ended December 31, 2019 and March 31, 2019, respectively. Diluted earnings per share were $0.53, $0.75 and $0.74 for the quarters ended March 31, 2020, December 31, 2019 and March 31, 2019, respectively.
Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended
	March 31, 2020	December 31, 2019	March 31, 2019
Interest income	$66,517	$67,918	$67,457
Interest expense	(3,325)	$(3,722)	(3,587)
FTE adjustment	271	$272	322
Net interest income (FTE)	$63,463	$64,468	$64,192
Net interest margin (FTE)	4.34%	4.39%	4.52%
Acquired loans discount accretion, net:
Amount (included in interest income)	$1,748	$2,218	$1,655
Effect on average loan yield	0.17%	0.21%	0.16%
Effect on net interest margin (FTE)	0.12%	0.16%	0.17%
Net interest margin less effect of acquired loan discount	4.22%	4.23%	4.35%
Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or accreted (added to) interest income over the remaining life of the loan. Generally, as time goes on, the effects of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining (unaccreted) discount or (unamortized) premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. During the three months ended March 31, 2020, purchased loan discount accretion was $1,748,000. During the three months ended March 31, 2019, purchased loan discount accretion was $1,655,000. Quarter over quarter, the increase in accretion is attributed to an increased level of pay-off activity resulting from the declining rate environment.

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

	For the three months ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$4,329,357	$56,258	5.23%	$4,023,864	$54,398	5.48%
Investment securities - taxable	1,235,672	8,572	2.79%	1,425,352	10,915	3.11%
Investment securities - nontaxable(1)	118,992	1,175	3.97%	142,232	1,395	3.98%
Total investments	1,354,664	9,747	2.89%	1,567,584	12,310	3.18%
Cash at Federal Reserve and other banks	199,729	783	1.58%	168,518	1,071	2.58%
Total interest-earning assets	5,883,750	66,788	4.57%	5,759,966	67,779	4.77%
Other assets	622,837			666,261
Total assets	$6,506,587			$6,426,227
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,245,896	$169	0.05%	$1,273,376	$287	0.09%
Savings deposits	1,864,967	1,062	0.23%	1,927,120	1,133	0.24%
Time deposits	430,064	1,320	1.23%	441,778	1,300	1.19%
Total interest-bearing deposits	3,540,927	2,551	0.29%	3,642,274	2,720	0.30%
Other borrowings	22,790	5	0.09%	15,509	13	0.34%
Junior subordinated debt	57,272	769	5.40%	56,950	855	6.09%
Total interest-bearing liabilities	3,620,989	3,325	0.37%	3,714,733	3,588	0.39%
Noninterest-bearing deposits	1,855,006			1,744,805
Other liabilities	121,959			123,599
Shareholders’ equity	908,633			843,090
Total liabilities and shareholders’ equity	$6,506,587			$6,426,227
Net interest spread(2)			4.20%			4.38%
Net interest income and interest margin(3)		$63,463	4.34%		$64,191	4.52%
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
During the comparable three month periods above, net interest income and net interest margin were negatively impacted by the decline in interest rates. The index utilized in a significant portion of the Company’s variable rate loans, Wall Street Journal Prime, decreased by 150 basis points during the current quarter to 3.25% at March 31, 2020, as compared to 4.75% at March 31, 2020 and 5.50% at March 31, 2019. As compared to the same quarter in the prior year, average loan yields decreased 25 basis points from 5.48% during the three months ended March 31, 2019 to 5.23% during the three months ended March 31, 2020. Of the 25 basis point decrease in yields on loans during the comparable three month periods ended March 31, 2020 and 2019, 26 basis points was attributable to decreases in market rates while 1 basis point was gained from the accretion of purchased loan discounts. See the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid, below for additional information.

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

(in thousands)	Three months ended March 31, 2020 compared with three months ended March 31, 2019
	Volume	Rate	Total
Increase in interest income:
Loans	$4,840	$(2,980)	$1,860
Investment securities(1)	(1,532)	(1,031)	(2,563)
Cash at Federal Reserve and other banks	262	(550)	(288)
Total interest-earning assets	3,570	(4,561)	(991)
Increase (decrease) in interest expense:
Interest-bearing demand deposits	(6)	(112)	(118)
Savings deposits	(32)	(39)	(71)
Time deposits	(70)	90	20
Other borrowings	12	(20)	(8)
Junior subordinated debt	5	(91)	(86)
Total interest-bearing liabilities	(91)	(172)	(263)
Increase in net interest income	$3,661	$(4,389)	$(728)
(1)Fully taxable equivalent (FTE)

(in thousands)
The following commentary regarding net interest income, interest income and interest expense may be best understood while referencing the Summary of Average Balances, Yields/Rates and Interest Differential and the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid shown above.
Net interest income (FTE) during the three months ended March 31, 2020 decreased $728,000 or 6.8% to $63,463,000 compared to $64,192,000 during the three months ended March 31, 2019. The decrease in net interest income (FTE) was due, most notably, to both declines in the average outstanding balance of investment securities, which reduced interest income by $1,532,000, and declines in interest rates on investments, which contributed to further reductions in margin of $1,031,000. Positively, interest income on loans improved quarter over quarter. This was the result of an increase in the average balance of loans, adding $4,840,000 to net interest income, partially offset by a reduction of net interest income totaling $2,980,000 from lower market rates and purchase discount accretion. The reduction in market rates also led to a decline in interest expense paid on deposits and borrowings of $172,000 during the three months ended March 31, 2020, compared to the same period in 2019.
Asset Quality and Loan Loss Provisioning
The allowance for credit losses (ACL), formerly known as the allowance for loan losses was $30,616,000 as of December 31, 2019. Upon adoption of CECL on January 1, 2020, the Company recognized an increase in the ACL for loans totaling $18,913,000, including a reclassification of $481,000 from discounts on acquired loans to the allowance for credit losses, as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in retained earnings, net of $5,449,000 in taxes of $12,983,000. Management has separately evaluated its held-to-maturity investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. Based on this evaluation, management has determined that the expected credit losses associated with these securities is less than significant for financial reporting purposes and therefore, no loss reserves were recorded for these securities at the time of adoption and implementation of the CECL standard.
The Company recorded a provision for credit losses of $8,000,000 and benefit from reversal of provision of $298,000 during the three months ended March 31, 2020 and December 31, 2019, respectively, as compared to a benefit from reversal of $1,600,000 during the three months ended March 31, 2019.

The change in ACL during the quarter ended March 31, 2020 totaled $8,382,000. More specifically, the net loan portfolio growth in the first quarter of 2020 of approximately $71,696,000 combined with changes in credit quality associated with the levels of classified, past due and non-performing loans resulted in the need for a provision for loan losses of $1,063,000 which was partially offset by net recoveries of $382,000. However, the majority of the increase in ACL reflects potential credit deterioration due to the pandemic, specifically portfolio-wide qualitative indicators such as the outlook for changes in California Unemployment and Gross Domestic Product (GDP) resulted in a $7,319,000 increase in provision expense during the current quarter. The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. While this forecast data was rapidly evolving and included significant shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date, management noted that the majority of sources identified economic recovery during the year ended 2020 as being most likely.
Loans past due 30 days or more increased by $19,669,000 during the quarter ended March 31, 2020 to $28,693,000, as compared to $9,024,000 at March 31, 2020. The increase in past due balances was driven primarily by three loans from three relationships totaling $17,198,000, one of which was slightly in excess of $13,000,000. All three loans were less than 60 days past due, are considered well-secured and are not expected to become impaired as all of the related borrowers are in active discussions with management regarding their short term resolution needs.
Total non-performing loans were $17,955,000 at March 31, 2020 and remained relatively static as compared to the $16,864,000 and $19,565,000 as of December 31, 2019 and March 31, 2019, respectively. There were no additions and one sale of other real estate owned during three month period ended March 31, 2020. The sold property generated $353,000 in proceeds and had a carrying value of $312,000. As of March 31, 2020, other real estate owned consisted of five properties with a carrying value of $2,229,000.
Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
ATM and interchange fees	$5,111	$4,581	$530	11.6%
Service charges on deposit accounts	4,046	3,880	$166	4.3%
Other service fees	758	771	$(13)	(1.7)%
Mortgage banking service fees	469	483	$(14)	(2.9)%
Change in value of mortgage servicing rights	(1,258)	(645)	$(613)	95.0%
Total service charges and fees	9,126	9,070	56	0.6%
Increase in cash value of life insurance	720	775	$(55)	(7.1)%
Asset management and commission income	916	642	$274	42.7%
Gain on sale of loans	891	412	$479	116.3%
Lease brokerage income	193	220	$(27)	(12.3)%
Sale of customer checks	124	140	$(16)	(11.4)%
Gain on marketable equity securities	47	36	$11	30.6%
Other	(197)	508	$(705)	(138.8)%
Total other non-interest income	2,694	2,733	$(39)	(1.4)%
Total non-interest income	$11,820	$11,803	$17	0.1%

Non-interest income increased $17,000 or 0.1% to $11,820,000 during the three months ended March 31, 2020 compared to $11,803,000 during the comparable three month period in 2019. Non-interest income for the three months ended March 31, 2020 as compared to the same period in 2019 was impacted by changes in the fair value of the Company’s mortgage servicing assets, which contributed to a $613,000 decline. Other non-interest income, as noted above, was also negatively impacted by decreases in the fair value of assets used to fund acquired deferred compensation plans. However, this was partially offset by gains from the sale of mortgage loans, which resulted from increased volume, contributed $479,000 to the overall increase in non-interest income during the three months ended March 31, 2020. As noted in previous quarters, ATM and interchange fees continue to increase, totaling$5,111,000 for the quarter ended March 31, 2020 as compared to $4,581,000 for the comparative period in 2019, for an increase of $530,000.

Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2020	2019	$ Change	% Change
Base salaries, net of deferred loan origination costs	$17,623	$16,757	$866	5.2%
Incentive compensation	3,101	2,567	534	20.8%
Benefits and other compensation costs	6,548	5,804	744	12.8%
Total salaries and benefits expense	27,272	25,128	2,144	8.5%
Occupancy	3,875	3,774	101	2.7%
Data processing and software	3,367	3,349	18	0.5%
Equipment	1,512	1,867	(355)	(19.0)%
Intangible amortization	1,431	1,431	—	—%
Advertising	665	1,331	(666)	(50.0)%
ATM and POS network charges	1,373	1,323	50	3.8%
Professional fees	703	839	(136)	(16.2)%
Telecommunications	725	797	(72)	(9.0)%
Regulatory assessments and insurance	95	511	(416)	(81.4)%
Postage	290	310	(20)	(6.5)%
Operational losses	221	225	(4)	(1.8)%
Courier service	331	270	61	22.6%
Gain on sale of foreclosed assets	(41)	(99)	58	(58.6)%
Loss on disposal of fixed assets	—	24	(24)	(100.0)%
Other miscellaneous expense	3,000	4,372	(1,372)	(31.4)%
Total other non-interest expense	17,547	20,324	(2,777)	(13.7)%
Total non-interest expense	$44,819	$45,452	$(633)	(1.4)%
Average full time equivalent staff	1,165	1,160	5	0.4%

Non-interest expense decreased by $633,000 or 1.4% to $44,819,000 during the three months ended March 31, 2020 as compared to $45,452,000 for the three months ended March 31, 2019. Salary and benefit expense increased $2,144,000 or 8.5% to $27,272,000 during the three months ended March 31, 2020 as compared to $25,128,000 for the same period in 2019. These increases were impacted equally by increased costs associated with production incentives and long term benefit obligation costs. To a lesser extent, increases of $866,000 in base salaries during these comparable periods were the result of annual merit increases in 2019 as well as compensation adjustments associated with changes in the organizational structure of management.
As an offset to the increase above, reductions in advertising expense totaled $666,000 or 50.0%, to $665,000 during the three months ended March 31, 2020 as compared to $1,331,000 for the same period in 2019. Regulatory assessment credits issued by the FDIC during the three month periods ended March 31, 2020 and March 31, 2019 totaled $437,000 and $0, respectively. Other expenses decreased $1,372,000 or 31.4% to $3,000,000 during the current quarter, as compared to $4,372,000 for the same period in 2019.
Income Taxes
The Company’s effective tax rate was 27.4% for the quarter ended March 31, 2020 as compared to 28.0% for the quarter ended December 31, 2019 and 27.4% for the year ended December 31, 2019.

Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. Organic growth, inclusive of seasonal fluctuation, also contributes to the year-over-year balance sheet changes. During the most recent quarter, loan growth of $71,696,000 and investment growth of $36,072,000 was funded by an increase in deposits of $35,704,000 and a reduction in excess liquidity. During the twelve months ended March 31, 2020, organic loan growth of $344,731,000 or 8.5% was funded by the reduction via sale or principle repayment of investment securities of $182,666,000 or 11.7% and growth of non-interest deposits totaling $121,584,000 or 6.9%. Total assets grew modestly by just $2,457,000 or 0.04% between March 2019 and March 2020. The following is a comparison of the quarterly change in certain assets and liabilities:

($‘s in thousands)	As of March 31, 2020	As of December 31, 2019	$ Change	Annualized % Change
Ending balances
Total assets	$6,474,309	$6,471,181	$3,128	0.2%
Total loans	4,379,062	4,307,366	71,696	6.7%
Total investments	1,382,026	1,345,954	36,072	10.7%
Total deposits	5,402,698	5,366,994	35,704	2.7%
Total noninterest-bearing deposits	1,883,143	1,832,665	50,478	11.0%
Total other borrowings	19,309	18,454	855	18.5%
The following is a comparison of the year over year change in certain assets and liabilities:

	As of March 31,		$ Change	% Change
($‘s in thousands)	2020	2019
Ending balances
Total assets	$6,474,309	$6,471,852	$2,457	0.04%
Total loans	4,379,062	4,034,331	344,731	8.5%
Total investments	1,382,026	1,564,692	(182,666)	(11.7)%
Total deposits	5,402,698	5,430,262	(27,564)	(0.5)%
Total noninterest-bearing deposits	1,883,143	1,761,559	121,584	6.9%
Total other borrowings	19,309	12,466	6,843	54.9%
Investment Securities
Investment securities available for sale increased $51,861,000 to $1,001,999,000 as of March 31, 2020, compared to December 31, 2019. This increase is primarily supported by deposit growth and available cash reserves. There were no proceeds from the sale of, or transfers of available-for-sale investment securities to held-to-maturity, or vice versa, during the three month periods ended March 31, 2020 and 2019, respectively.
The following table presents the available for sale debt securities portfolio by major type as of March 31, 2020 and December 31, 2019:

(dollars in thousands)	March 31, 2020		December 31, 2019
	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$469,218	46.8%	$472,980	49.8%
Obligations of states and political subdivisions	114,125	11.4%	109,601	11.5%
Corporate bonds	2,575	0.3%	2,532	0.3%
Asset backed securities	416,081	41.5%	365,025	38.4%
Total debt securities available for sale	$1,001,999	100.0%	$950,138	100.0%

Investment securities held to maturity decreased $15,836,000 to $359,770,000 as of March 31, 2020, as compared to December 31, 2019. This decrease is attributable to principal repayments of $15,592,000, and amortization of net purchase premiums of $244,000.

The following table presents the held to maturity investment securities portfolio by major type as of March 31, 2020 and December 31, 2019:

(dollars in thousands)	March 31, 2020		December 31, 2019
	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$345,944	96.2%	$361,785	96.3%
Obligations of states and political subdivisions	13,826	3.8%	13,821	3.7%
Total debt securities held to maturity	$359,770	100.0%	$375,606	100.0%

During primarily the third and fourth quarters of 2018, the Company acquired approximately $239,947,000 in asset backed structured investment securities more commonly referred to as collateralized loan obligations (CLOs). Due to the changes in risk appetite of many investors during the first quarter of 2020, the valuation of these CLOs were particularly impacted as evidenced by their decline in market value to approximately $202,030,000 or 84.2% of amortized cost. The composition of these CLOs are such that approximately 65% are rated by national rating agencies as AAA and the remaining 35% as AA. Based on the above, management believes the change in fair is attributed to changes in interest rates and expects all contractual cash flows to be received timely, therefore, no allowance for credit losses has been recorded.
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
The following table shows the Company’s loan balances, net deferred loan costs and discounts, as of the dates indicated:

(dollars in thousands)	March 31, 2020		December 31, 2019
Real estate mortgage	$3,396,016	77.6%	$3,328,290	77.3%
Consumer	450,998	10.3%	445,542	10.3%
Commercial	290,334	6.6%	283,707	6.6%
Real estate construction	241,714	5.5%	249,827	5.8%
Total loans	$4,379,062	100.0%	$4,307,366	100.0%

At March 31, 2020 loans, including net deferred loan costs and discounts, totaled $4,379,062,000 which was a $71,696,000 (6.7%) annualized increase over the balances at December 31, 2019.

Asset Quality and Nonperforming Assets
Nonperforming Assets
The following tables set forth the amount of the Company’s nonperforming assets ("NPA") as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(dollars in thousands)	March 31, 2020	December 31, 2019
Performing nonaccrual loans	$11,900	$11,266
Nonperforming nonaccrual loans	6,055	5,579
Total nonaccrual loans	17,955	16,845
Loans 90 days past due and still accruing	—	11
Total nonperforming loans	17,955	16,856
Foreclosed assets	2,229	2,541
Total nonperforming assets	$20,184	$19,397
Nonperforming assets to total assets	0.31%	0.30%
Nonperforming loans to total loans	0.41%	0.39%
Allowance for credit losses to nonperforming loans	323%	182%

Changes in nonperforming assets during the three months ended March 31, 2020

(in thousands)	Balance at December 31, 2019	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at March 31, 2020
Real estate mortgage:
Residential	$5,068	$985	$(388)	$—	$—	$5,665
Commercial	5,203	311	(113)	—	—	5,401
Consumer
Home equity lines	2,740	852	(236)	—	—	3,356
Home equity loans	1,600	163	(136)	—	—	1,627
Other consumer	51	113	(2)	(23)	—	139
Commercial	2,194	463	(510)	(380)	—	1,767
Construction	—	—	—	—	—	—
Total nonperforming loans	16,856	2,887	(1,385)	(403)	—	17,955
Foreclosed assets	2,541		(312)	—	—	2,229
Total nonperforming assets	$19,397	$2,887	$(1,697)	$(403)	$—	$20,184
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the first quarter of 2020 by $779,000 (4.0%) to $20,184,000 at March 31, 2020 compared to $19,397,000 at December 31, 2019. The increase in nonperforming assets during the first quarter of 2020 was primarily the result of new nonperforming loans of $2,887,000, which were partially offset by pay-downs of $1,385,000 and write-downs of $403,000.
Non performing loans added during the first quarter of 2020 were primarily within residential and home equity lines, both of which are secured by residential estate. Residential non-performing added $985,000 and home equity lines added $852,000 during the quarter ended March 31, 2020. The new non performing loans were not concentrated amongst any one borrower, with the largest individual loan totaling $320,000. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the specific loan loss reserves associated with these loans is sufficient as of March 31, 2020.

Loan charge-offs during the three months ended March 31, 2020 and March 31, 2019
In the first quarter of 2020, the Company recorded $403,000 in loan charge-offs and $107,000 in deposit overdraft charge-offs less $836,000 in loan recoveries and $56,000 in deposit overdraft recoveries resulting in $382,000 of net recoveries. Loan charge-offs were not concentrated within any single loan or borrower relationship and were comprised entirely of individual charges of less than $250,000 each. In the first quarter of 2019, the Company recorded $614,000 in loan charge-offs and $112,000 in deposit overdraft charge-offs, less $1,752,000 in loan recoveries and $56,000 in deposit overdraft recoveries, resulting in $1,082,000 of net charge-offs. Generally, losses are triggered by non-performance by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.
The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses as of the dates indicated:

(dollars in thousands)	March 31, 2020	December 31, 2019
Allowance for credit losses:
Qualitative and forecast factor allowance	$30,255	$12,146
Cohort model allowance reserves	26,694	17,529
Total allowance for credit losses	56,949	29,675
Allowance for individually evaluated loans	962	935
Allowance for PCD loan losses	—	n/a
Allowance for PCI loan losses	n/a	6
Total allowance for credit losses	$57,911	$30,616
Allowance for credit losses for loans	1.32%	0.71%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. Based on the current conditions of the loan portfolio, management believes that the $57,911,000 allowance for loan losses at March 31, 2020 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.
The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for loan losses as of the dates indicated:

	March 31, 2020		December 31, 2019
Real estate mortgage	$34,902	60.3%	$14,301	46.8%
Consumer	13,942	24.1%	7,778	25.4%
Commercial	4,472	7.7%	5,149	16.8%
Real estate construction	4,595	7.9%	3,388	11.0%
Total allowance for credit losses	$57,911	100.0%	$30,616	100.0%
The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

	March 31, 2020		December 31, 2019
Real estate mortgage	$3,422,440	1.02%	$3,328,290	0.43%
Consumer	428,313	3.26%	445,542	1.75%
Commercial	285,830	1.56%	283,707	1.81%
Real estate construction	242,479	1.90%	249,827	1.36%
Total allowance for credit losses	$4,379,062	1.32%	$4,307,366	0.71%

The following table summarizes the activity in the allowance for credit losses for the periods indicated (dollars in thousands):

	Three months ended March 31,
(in thousands)	2020	2019
Allowance for credit losses:
Balance at beginning of period	$30,616	$32,582
Impact of adoption from ASU 2016-13	18,913	—
Provision for (reversal of) loan losses	8,000	(1,600)
Loans charged-off:
Real estate mortgage:
Residential	—	—
Commercial	—	—
Consumer:
Home equity lines	—	—
Home equity loans	—	—
Other consumer	(130)	(207)
Commercial	(380)	(519)
Construction:
Residential	—	—
Commercial	—	—
Total loans charged-off	(510)	(726)
Recoveries of previously charged-off loans:
Real estate mortgage:
Residential	410	2
Commercial	194	1,381
Consumer:
Home equity lines	33	95
Home equity loans	15	87
Other consumer	94	75
Commercial	146	168
Construction:
Residential	—	—
Commercial	—	—
Total recoveries of previously charged-off loans	892	1,808
Net recoveries	382	1,082
Balance at end of period	$57,911	$32,064
Average total loans	$4,329,357	$4,023,864
Ratios (annualized):
Net recoveries during period to average loans outstanding during period	0.04%	(0.11)%
(Benefit from reversal of) provision for loan losses to average loans outstanding during period	0.74%	(0.16)%

Foreclosed Assets, Net of Allowance for Losses
The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the period indicated:

(in thousands)	Balance at December 31, 2019	Sales	Valuation Adjustments	Transfers from Loans	Balance at March 31, 2020
Land & Construction	$312	$(312)	$—	$—	$—
Residential real estate	1,048	—	—	—	1,048
Commercial real estate	1,181	—	—	—	1,181
Total foreclosed assets	$2,541	$(312)	$—	$—	$2,229

Deposits
During the three months ended March 31, 2020, the Company’s deposits increased $35,704,000 to $5,402,698,000. Included in the March 31, 2020 and December 31, 2019 certificate of deposit balances are $30,000,000, respectively, from the State of California. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company.
Off-Balance Sheet Arrangements
See Note 7 to the condensed consolidated financial statements at Item 1 of Part I of this report for information about the Company’s commitments and contingencies including off-balance-sheet arrangements.
Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management.
On November 12, 2019 the Board of Directors approved the authorization to repurchase up to 1,525,000 shares of the Company's common stock (the 2019 Repurchase Plan), which approximates 5.0% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the program is subject to change. The 2019 Repurchase Plan has no expiration date. For the quarter ended March 31, 2020, the Company repurchased 553,869 shares with a market value of $17,139,000.
The Company’s primary capital resource is shareholders’ equity, which was $866,426,000 at March 31, 2020. This amount represents a decrease of $40,144,000 (4.4%) from December 31, 2019, the net result of comprehensive loss for the three month period of $19,910,0000, dividends paid of $6,664,000, and repurchase of common stock of under the repurchase program discussed above totaling $17,139,000. The Company’s ratio of equity to total assets was 13.4% and 14.0% as of March 31, 2020 and December 31, 2019, respectively. We believe that the Company and the Bank were in compliance with applicable minimum capital requirements set forth in the final Basel III Capital rules as of March 31, 2020. The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	March 31, 2020		December 31, 2019
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total capital	15.12%	10.50%	15.07%	9.25%
Tier I capital	13.92%	8.50%	14.40%	7.25%
Common equity Tier 1 capital	12.82%	7.00%	13.29%	5.75%
Leverage	11.22%	4.00%	11.55%	4.00%
See Note 8 and Note 14 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

Liquidity
The Company’s principal source of asset liquidity is cash at the Federal Reserve Bank of San Francisco (“Federal Reserve”) and other banks and marketable investment securities available for sale. At March 31, 2020, cash at Federal Reserve and other banks in excess of reserve requirements and investment securities available for sale totaled $1,001,196,000, or 15.7% of total assets. The Company’s profitability during the first three months of 2020 generated cash flows from operations of $33,547,000 compared to $22,055,000 during the first three months of 2019. Net cash used by investing activities was $136,424,000 for the three months ended March 31, 2020, compared to net cash provided by investing activities of $14,867,000 during the three months ending 2019. Financing activities provided $12,748,000 during the three months ended March 31, 2020, compared to $54,253,000 during the three months ended March 31, 2019. Deposit balance changes increased available liquidity by $35,704,000 during the three months ended March 31, 2020, compared to an increase of $63,796,000 for financing activity during the the same period in 2019. Dividends paid used $6,664,000 and $5,782,000 of cash during the three months ended March 31, 2020 and 2019, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates occurring subsequent to December 31, 2019, the following update of the Company’s assessment of market risk as of March 31, 2020 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2019.
Subsequent to December 31, 2019, declines in several market interest rates, including many rates that serve as reference indices for variable rate loans declined markedly from previous levels. As of December 31, 2019 the Company's loan portfolio consisted of approximately $4,346,723,000 in outstanding principal with a weighted average rate of 4.89%. As of March 31, 2020 the Company's loan portfolio consisted of approximately $4,420,889,000 in outstanding principal balances with weighted average rate of 4.80%. Included in this March 31, 2020 total are variable rate loans totaling $2,948,076,000 of which 81.2% or $2,394,323,000 were at their floor rate. The remaining variable rate loans totaling $553,753,000, which carried a weighted average rate of 5.37% as of March 31, 2020, are subject to further rate adjustment. If those remaining variable rate loans were to collectively, through future rate adjustments, be reduced to their respective floors, they would have a weighted average rate of approximately 4.40% which would result in the reduction of the weighted average rate of the total loan portfolio from 4.80% to approximately 4.70%.
As of March 31, 2020 the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was less than 1.00%. Based on the historical nature of these rates in the United States not falling below zero, management believes that a shock scenario that reduces interest rates below zero would not provide meaningful results and therefore, have not been modeled. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous shock scenario over a twelve month period utilizing the Company's specific mix of interest earning assets and interest bearing liabilities as of March 31, 2020.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+200 (shock)	0.2%	13.9%
+100 (shock)	—%	9.6%
+ 0 (flat)	—	—
-100 (shock)	(1.7)%	(29.9)%
-200 (shock)	nm	nm

Item 4. Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
During the three months ended March 31, 2020, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
Item 1A - Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A, "Risk Factors" in the Company’s 2019 Annual Report on Form 10-K. There are no material changes from the risk factors included within the Company's 2019 Annual Report on Form 10-K, other than the risks described below.

The ongoing COVID-19 coronavirus pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition. The effects depend on future developments, which are highly uncertain and are difficult to predict.
Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have created significant economic uncertainty and reduced economic activity, including within our market areas. On March 13, 2020, a National Emergency relating to the virus was declared. Governmental authorities, include the State of California and many of its local governments, have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, “stay at home” orders and business limitations and shutdowns. These measures have negatively impacted consumer and business spending. Businesses nationwide and in the regions and communities in which we operate have laid off and furloughed significant numbers of employees, leading to record levels of unemployment. These conditions have significantly adversely affected our borrowers, including many different types of small and mid-sized businesses within our client base, particularly those in the gas station, retail, hotel, hospitality and food, beverage, and elective healthcare industries, among many others. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.
The outbreak has adversely impacted and is likely to further adversely impact our operations and the operations of our borrowers, customers and business partners. In particular, we may experience losses and other adverse effects due to a number of factors impacting us or our borrowers, customers or business partners, including but not limited to:
•increased delinquencies and subsequent credit losses resulting from the weakened financial condition of our borrowers as a result of the outbreak and related governmental actions;
•declines in the value of collateral securing loans we have made;
•court closures and temporary foreclosure and eviction protection laws, even when a customer is in breach of its obligations to us, are likely to restrict our ability to realize on the value of collateral;
•disruption in the businesses of third parties upon who we rely, including outages at network providers and other service providers and suppliers;
•increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
•decreased loan growth;
•decreased interest and non-interest income;
•continued decreased demand for certain bank products and services;
•declines in the value of securities we own, as a result of increasing inflation, credit ratings downgrades, deterioration in issuers’ financial condition or a decline in the liquidity for debt securities, for example;
•operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions;
•reduced workforce number or capacity which may be caused by, but not limited to, illness, quarantine, stay at home or other government mandates, or difficulties transitioning back to an in-office environment;

•laws related to benefits and the treatment of employees, for example, mandating coverage of certain COVID-19 related testing and treatment, mandating additional paid or unpaid leave or expanding workers compensation coverage;
•volatile market prices of securities, including our common stock;
•unavailability of key personnel or a significant number of our employees due to the effects and restrictions of a COVID-19 outbreak within our market area;
•increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic on market and economic conditions and actions governmental authorities take in response to those conditions; and
•additional costs to remedy damages, losses or disruption caused by such events
These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.
The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, and developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.
The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. The longer the public health crisis lasts, and the greater its severity, the greater the likely material adverse impact on the economy, our customers and our business and financial performance. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s economic impact and any recession that has occurred or may occur in the future.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, we do not yet know the full extent of the impacts on our business, our operations or the economy as a whole. However, we believe the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the periods indicated:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1-31, 2020	71	$40.16	—	1,525,000
February 1-29, 2020	139,058	$36.59	138,996	1,386,004
March 1-31, 2020	419,541	$29.08	414,873	971,131
Total	558,670	$36.48	553,869
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

TRICO BANCSHARES
(Registrant)

Date: May 11, 2020	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)