Form 10-Q
period 2020-06-30
TRICO BANCSHARES /
filed 2020-08-10
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: June 30, 2020

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
Common stock, no par value: 29,759,209 shares outstanding as of August 6, 2020.

1

TriCo Bancshares
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	June 30, 2020	December 31, 2019
Assets:
Cash and due from banks	$78,666	$92,816
Cash at Federal Reserve and other banks	627,186	183,691
Cash and cash equivalents	705,852	276,507
Investment securities:
Marketable equity securities	3,033	2,960
Available for sale debt securities, net of allowance for credit losses of $—	996,280	950,138
Held to maturity debt securities, net of allowance for credit losses of $—	337,165	375,606
Restricted equity securities	17,250	17,250
Loans held for sale	8,352	5,265
Loans	4,801,405	4,307,366
Allowance for credit losses	(79,739)	(30,616)
Total loans, net	4,721,666	4,276,750
Premises and equipment, net	85,292	87,086
Cash value of life insurance	119,254	117,823
Accrued interest receivable	20,337	18,897
Goodwill	220,872	220,872
Other intangible assets, net	20,694	23,557
Operating leases, right-of-use	29,842	27,879
Other assets	74,182	70,591
Total assets	$7,360,071	$6,471,181
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,487,120	$1,832,665
Interest-bearing	3,761,138	3,534,329
Total deposits	6,248,258	5,366,994
Accrued interest payable	1,734	2,407
Operating lease liability	29,743	27,540
Other liabilities	98,684	91,984
Other borrowings	38,544	18,454
Junior subordinated debt	57,422	57,232
Total liabilities	6,474,385	5,564,611
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, no par value: 50,000,000 shares authorized; 29,759,209 and 30,523,824 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	530,422	543,998
Retained earnings	354,645	367,794
Accumulated other comprehensive income (loss), net of tax	619	(5,222)
Total shareholders’ equity	885,686	906,570
Total liabilities and shareholders’ equity	$7,360,071	$6,471,181

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$58,409	$55,491	$114,667	$109,889
Investments:
Taxable securities	7,466	10,457	15,677	21,012
Tax exempt securities	952	1,061	1,856	2,134
Dividends	223	305	584	665
Interest bearing cash at Federal Reserve and other banks	98	866	881	1,937
Total interest and dividend income	67,148	68,180	133,665	135,637
Interest expense:
Deposits	1,813	2,999	4,364	5,718
Other borrowings	4	37	9	50
Junior subordinated debt	672	829	1,441	1,684
Total interest expense	2,489	3,865	5,814	7,452
Net interest income	64,659	64,315	127,851	128,185
Provision for (reversal of) credit losses	22,089	537	30,089	(1,063)
Net interest income after credit loss provision (reversal)	42,570	63,778	97,762	129,248
Non-interest income:
Service charges and fees	8,168	10,128	17,294	19,198
Gain on sale of loans	1,736	575	2,627	987
Gain on sale of investment securities	—	—	—	—
Asset management and commission income	661	739	1,577	1,381
Increase in cash value of life insurance	710	746	1,430	1,521
Other	382	1,235	549	2,139
Total non-interest income	11,657	13,423	23,477	25,226
Non-interest expense:
Salaries and related benefits	27,055	26,719	54,327	51,847
Other	18,650	19,978	36,197	40,302
Total non-interest expense	45,705	46,697	90,524	92,149
Income before provision for income taxes	8,522	30,504	30,715	62,325
Provision for income taxes	1,092	7,443	7,164	16,538
Net income	$7,430	$23,061	$23,551	$45,787
Per share data:
Basic earnings per share	$0.25	$0.76	$0.78	$1.50
Diluted earnings per share	$0.25	$0.75	$0.78	$1.49
Dividends per share	$0.22	$0.19	$0.44	$0.38

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$7,430	$23,061	$23,551	$45,787
Other comprehensive income, net of tax:
Unrealized gains on available for sale securities arising during the period	24,625	6,729	3,803	15,681
Change in minimum pension liability	1,126	—	2,038	—
Other comprehensive income	25,751	6,729	5,841	15,681
Comprehensive income (loss)	$33,181	$29,790	$29,392	$61,468
See accompanying notes to unaudited condensed consolidated financial statements

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2019	30,432,419	$542,340	$319,865	$(8,927)	$853,278
Net income			23,061		23,061
Other comprehensive income				6,729	6,729
Stock options exercised	116,000	1,853			1,853
RSU vesting		289			289
PSU vesting		129			129
RSUs released	25,856				—
PSUs released	22,237				—
Repurchase of common stock	(93,755)	(1,672)	(1,988)		(3,660)
Dividends paid ($0.19 per share)			(5,793)		(5,793)
Three months ended June 30, 2019	30,502,757	$542,939	$335,145	$(2,198)	$875,886

Balance at March 31, 2020	29,973,516	$534,623	$356,935	$(25,132)	$866,426
Net income			7,430		7,430
Other comprehensive income				25,751	25,751
Stock options exercised	8,000	140			140
RSU vesting		338			338
PSU vesting		154			154
RSUs released	28,727				—
PSUs released	20,265				—
Repurchase of common stock	(271,299)	(4,833)	(3,176)		(8,009)
Dividends paid ($0.22 per share)			(6,544)		(6,544)
Three months ended June 30, 2020	29,759,209	$530,422	$354,645	$619	$885,686

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	30,417,223	$541,762	$303,490	$(17,879)	$827,373
Net income			45,787		45,787
Other comprehensive income				15,681	15,681
Stock options exercised	157,000	2,500			2,500
RSU vesting		567			567
PSU vesting		248			248
RSUs released	26,211				—
PSUs released	22,237				—
Repurchase of common stock	(119,914)	(2,138)	(2,557)		(4,695)
Dividends paid ($0.38 per share)			(11,575)		(11,575)
Six months ended June 30, 2019	30,502,757	$542,939	$335,145	$(2,198)	$875,886

Balance at January 1, 2020	30,523,824	$543,998	$367,794	$(5,222)	$906,570
Cumulative change from adoption of ASU 2016-13			(12,983)		(12,983)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	30,523.824	543,998	354,811	(5,222)	893,587
Net income			23,551		23,551
Other comprehensive income				5,841	5,841
Stock options exercised	16,000	288			288
RSU vesting		635			635
PSU vesting		296			296
RSUs released	29,089				—
PSUs released	20,265				—
Repurchase of common stock	(829,969)	(14,795)	(10,509)		(25,304)
Dividends paid ($0.44 per share)			(13,208)		(13,208)
Six months ended June 30, 2020	29,759,209	$530,422	$354,645	$619	$885,686

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the six months ended June 30,
	2020	2019
Operating activities:
Net income	$23,551	$45,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	3,193	3,582
Amortization of intangible assets	2,862	2,862
Provision for (reversal of) credit losses	30,089	(1,063)
Amortization of investment securities premium, net	1,054	1,186
Originations of loans for resale	(84,872)	(46,936)
Proceeds from sale of loans originated for resale	83,867	45,407
Gain on sale of loans	(2,627)	(987)
Change in market value of mortgage servicing rights	2,494	1,197
Provision for losses on foreclosed assets	106	62
Gain on transfer of loans to foreclosed assets	—	(97)
Gain on sale of foreclosed assets	(57)	(198)
Operating lease expense payments	(2,480)	(2,447)
Loss on disposal of fixed assets	15	80
Increase in cash value of life insurance	(1,430)	(1,521)
Gain on life insurance death benefit	—	(728)
Gain on marketable equity securities	(72)	(78)
Equity compensation vesting expense	931	815
Change in:
Interest receivable	(1,440)	(1,578)
Interest payable	(673)	668
Amortization of operating lease ROUA	2,720	2,326
Other assets and liabilities, net	6,474	(14,470)
Net cash from operating activities	63,705	33,869
Investing activities:
Proceeds from maturities of securities available for sale	60,637	39,845
Proceeds from maturities of securities held to maturity	37,905	31,938
Purchases of securities available for sale	(101,899)	(37,253)
Loan origination and principal collections, net	(493,437)	(80,440)
Proceeds from sale of other real estate owned	570	1,082
Proceeds from sale of premises and equipment	—	11
Purchases of premises and equipment	(1,266)	(2,586)
Net cash used by investing activities	(497,490)	(47,403)
Financing activities:
Net change in deposits	881,264	(24,293)
Net change in other borrowings	20,090	(2,547)
Repurchase of common stock, net of option exercises	(25,164)	—
Dividends paid	(13,208)	(11,575)
Exercise of stock options	148	—
Net cash (used by) from financing activities	863,130	(38,415)
Net change in cash and cash equivalents	429,345	(51,949)
Cash and cash equivalents, beginning of period	276,507	227,533
Cash and cash equivalents, end of period	$705,852	$175,584
Supplemental disclosure of noncash activities:
Unrealized gain on securities available for sale	$5,398	$22,263
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	494	4,695
Obligations incurred in conjunction with leased assets	4,068	156
Loans transferred to foreclosed assets	—	116
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	6,487	6,982
Cash paid for income taxes	—	22,000

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
The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. All adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,761,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet.
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

Allowance for Credit Losses - Held to Maturity Securities
The Company measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on held-to-maturity (HTM) debt securities totaled $860,000 at June 30, 2020 and is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current condition and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized.
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
Commercial real estate:
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
Consumer loans:
SFR 1-4 1st DT Liens: The most significant drivers of potential loss within the Company's residential real estate portfolio relate general, regional, or individual changes in economic conditions and their effect on employment and borrowers cash flow. Risk in this portfolio is best measured by changes in borrower credit score and loan-to-value. Loss estimates are based on the general movement in credit score, economic outlook and its effects on employment and the value of homes and the Bank’s historical loss experience adjusted to reflect the economic outlook and the unemployment rate.
SFR HELOCs and Junior Liens: Similar to residential real estate term loans, HELOCs and junior liens performance is also primarily driven by borrower cash flows based on employment status. However, HELOCs carry additional risks associated with the fact that most of these loans are secured by a deed of trust in a position that is junior to the primary lien holder. Furthermore, the risk that as the borrower's financial strength deteriorates, the outstanding balance on these credit lines may increase as they may only be canceled by the Company if certain limited criteria are met. In addition to the allowance for credit losses maintained as a percent of the outstanding loan balance, the Company maintains additional reserves for the unfunded portion of the HELOC.
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
Commercial and Industrial:
Repayment of these loans is primarily based on the cash flow of the borrower, and secondarily on the underlying collateral provided by the borrower. A borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Most often, collateral includes accounts receivable, inventory, or equipment. Collateral securing these loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business. Actual and forecast changes in gross domestic product are believed to be corollary to losses associated with these credits.
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
Agriculture Production:
Repayment of agricultural loans is dependent upon successful operation of the agricultural business, which is greatly impacted by factors outside the control of the borrower. These factors include adverse weather conditions, including access to water, that may impact crop yields, loss of livestock due to disease or other factors, declines in market prices for agriculture products, changes in foreign exchange, and the impact of government regulations. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the business. Consequently, agricultural production loans may involve a greater degree of risk than other types of loans.
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
Unfunded commitments:
The estimated credit losses associated with these unfunded lending commitments is calculated using the same models and methodologies noted above and incorporate utilization assumptions at time of default. The reserve for unfunded commitments is maintained on the consolidated balance sheet in other liabilities.

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
The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchase credit impaired (PCI) and accounted for under ASC 310-30. In accordance with ASC 326, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining noncredit discount (based on the adjusted amortized costs basis) will be accreted into interest income at the effective interest rate as of adoption. The Company recognized an increase in the ACL for loans totaling $18,913,000, including a reclassification of $481,000 from discounts on acquired loans to the allowance for credit losses, as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in retained earnings, net of $5,449,000 in taxes of $12,983,000. Management has separately evaluated its held-to-maturity investment securities from obligations of state and political subdivisions and determined that no loss reserves were required.
On January 1, 2020 the Company adopted ASU 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates step two of the goodwill impairment test (the hypothetical purchase price allocation used to determine the implied fair value of goodwill) when step one (determining if the carrying value of a reporting unit exceeds its fair value) is failed. Instead, entities simply will compare the fair value of a reporting unit to its carrying amount and record goodwill impairment for the amount by which the reporting unit’s carrying amount exceeds its fair value. There was no goodwill impairment recorded during the three and six month periods ended June 30, 2020.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the Coronavirus Disease 2019 (COVID-19) pandemic. The CARES Act provides optional temporary relief from troubled debt restructuring and impairment accounting requirements for loan modifications related to the COVID-19 pandemic made during the period from March 1, 2020 to the earlier of December 31, 2020 or 60 days after the national emergency concerning COVID-19 declared by the President terminates. Following the passage of the CARES Act legislation, the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" was issued by federal bank regulators, which similarly offers temporary relief from troubled debt restructuring accounting for loan payment deferrals for certain customers whose businesses are experiencing economic hardship due to Coronavirus. The Interagency Statement requires the modification event to be short-term and COVID-19 related, requiring the borrower be not more than 30 days past due as of the date the modification program was implemented, and allowing Management to apply judgement as when the modification program terminates. The ability to suspend TDR accounting under either program does not apply to any adverse impact on the credit of a borrower that is not related to the COVID-19 pandemic.
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
FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform by providing optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The election to apply the optional relief for existing fair value and cash flow hedge accounting relationships may be made on a hedge-by-hedge basis and across multiple reporting periods. Amendments in this ASU are effective for the Company through December 31, 2022. As the company has an insignificant number of instruments that are applicable to this ASU, management has determined that no impact to the valuations of these instruments are applicable for financial reporting purposes.
Note 2 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	June 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$414,494	$20,320	$—	$—	$434,814
Obligations of states and political subdivisions	104,811	4,835	—	—	109,646
Corporate bonds	2,444	126	—	—	2,570
Asset backed securities	465,746	37	(16,533)	—	449,250
Total debt securities available for sale	$987,495	$25,318	$(16,533)	$—	$996,280

	June 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$324,976	$16,596	$—	$341,572	$—
Obligations of states and political subdivisions	12,189	418	—	12,607	—
Total debt securities held to maturity	$337,165	$17,014	$—	$354,179	$—

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$466,139	$7,261	$(420)	$472,980
Obligations of states and political subdivisions	106,373	3,229	(1)	109,601
Corporate bonds	2,430	102	—	2,532
Asset backed securities	371,809	129	(6,913)	365,025
Total debt securities available for sale	$946,751	$10,721	$(7,334)	$950,138
Debt Securities Held to Maturity
Obligations of U.S. government agencies	361,785	6,072	(480)	367,377
Obligations of states and political subdivisions	13,821	327	—	14,148
Total debt securities held to maturity	$375,606	$6,399	$(480)	$381,525
There were no sales of investment securities during the three and six months ended June 30, 2020 and 2019, respectively. Investment securities with an aggregate carrying value of $479,242,000 and $466,321,000 at June 30, 2020 and December 31, 2019, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at June 30, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2020, obligations of U.S. government corporations and agencies with a cost basis totaling $739,470,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At June 30, 2020, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 3.26 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.
As of June 30, 2020, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$600	$600	$1,287	$1,289
Due after one year through five years	17,981	18,690	—	—
Due after five years through ten years	114,403	113,718	21,156	22,231
Due after ten years	854,511	863,272	314,722	330,659
Totals	$987,495	$996,280	$337,165	$354,179
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

June 30, 2020:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Asset backed securities	$153,086	$(2,742)	$291,893	$(13,791)	$444,979	$(16,533)

December 31, 2019:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$36,709	$(309)	$23,852	$(111)	$60,561	$(420)
Obligations of states and political subdivisions	778	(1)	—	—	778	(1)
Asset backed securities	237,463	(4,535)	99,981	(2,378)	337,444	(6,913)
Total debt securities available for sale	$274,950	$(4,845)	$123,833	$(2,489)	$398,783	$(7,334)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	18,813	(142)	62,952	(338)	81,765	(480)
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors for these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through June 30, 2020 has not experienced any deterioration in credit rating. At June 30, 2020, 13 asset backed securities had unrealized losses with aggregate depreciation of 3.58% from the Company’s amortized cost basis. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of June 30, 2020.
The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	June 30, 2020		December 31, 2019
	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
	(In thousands)		(In thousands)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$324,976	$—	$361,785	$—
Obligations of states and political subdivisions	11,496	693	13,136	685
Total debt securities held to maturity	$336,472	$693	$374,921	$685

Note 3 – Loans
A summary of loan balances follows:

(in thousands)	June 30, 2020	December 31, 2019
Commercial real estate:
CRE non-owner occupied	$1,596,941	$1,609,556
CRE owner occupied	579,803	546,434
Multifamily	577,217	517,725
Farmland	151,524	145,067
Total commercial real estate loans	2,905,485	2,818,782
Consumer:
SFR 1-4 1st DT liens	506,069	509,508
SFR HELOCs and junior liens	358,087	362,886
Other	81,513	82,656
Total consumer loans	945,669	955,050
Commercial and industrial	634,481	249,791
Construction	278,566	249,827
Agriculture production	35,441	32,633
Leases	1,763	1,283
Total loans, net of deferred loan fees and discounts	4,801,405	4,307,366
Total principal balance of loans owed, net of charge-offs	4,854,351	4,351,725
Unamortized net deferred loan fees	(22,500)	(8,927)
Discounts to principal balance of loans owed, net of charge-offs	(30,446)	(35,432)
Total loans, net of unamortized deferred loan fees and discounts	4,801,405	4,307,366
Allowance for credit losses on loans	$(79,739)	$(30,616)

During the three months ended June 30, 2020, the Company originated more than 2,900 loans under the Payment Protection Program (PPP), which as of quarter end had balances outstanding of $423,431,000, net of $13,300,000 in deferred loan costs, included within commercial and industrial. There were no PPP loans originated as of December 31, 2019. In connection with the origination of these loans, the Company generated approximately $15,680,000 in loan fees that will be amortized over the two-year term of the loans, offset by deferred loan costs of approximately $756,000. During the three and six months ended June 30, 2020, interest and fee income recognized from PPP loans totaled $2,356,000, which was inclusive of $1,626,000 in net deferred fee accretion.

Note 4 – Allowance for Credit Losses on Loans
The following tables summarize the activity in the allowance for credit losses on loans, and ending balance of loans, net of unearned fees for the periods indicated:

	Allowance for Loan Losses – Three Months Ended June 30, 2020
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial real estate:
CRE non-owner occupied	$18,034	$—	$5	$8,052	$26,091
CRE owner occupied	5,366	—	4	3,340	8,710
Multifamily	5,140	—	—	3,441	8,581
Farmland	713	—	—	755	1,468
Total commercial real estate loans	29,253	—	9	15,588	44,850
Consumer:
SFR 1-4 1st DT liens	5,650	(11)	2	2,374	8,015
SFR HELOCs and junior liens	11,196	(23)	92	843	12,108
Other	2,746	(243)	72	467	3,042
Total consumer loans	19,592	(277)	166	3,684	23,165
Commercial and industrial	3,867	(214)	55	310	4,018
Construction	4,595	—	—	2,180	6,775
Agriculture production	593	—	—	326	919
Leases	11	—	—	1	12
Total	$57,911	$(491)	$230	$22,089	$79,739

	Allowance for Loan Losses – Six months ended June 30, 2020
(in thousands)	Beginning Balance	Impact of CECL Adoption	Charge-offs	Recoveries	Provision	Ending Balance
Commercial real estate:
CRE non-owner occupied	$5,948	$6,701	$—	$193	$13,249	$26,091
CRE owner occupied	2,027	2,281	—	9	4,393	8,710
Multifamily	3,352	2,281	—	—	2,948	8,581
Farmland	668	585	—	—	215	1,468
Total commercial real estate loans	11,995	11,848	—	202	20,805	44,850
Consumer:
SFR 1-4 1st DT liens	2,306	2,675	(11)	412	2,633	8,015
SFR HELOCs and junior liens	6,183	4,638	(23)	140	1,170	12,108
Other	1,595	971	(373)	167	682	3,042
Total consumer loans	10,084	8,284	(407)	719	4,485	23,165
Commercial and industrial	4,867	(1,961)	(594)	181	1,525	4,018
Construction	3,388	933	—	—	2,454	6,775
Agriculture production	261	(179)	—	20	817	919
Leases	21	(12)	—	—	3	12
Total	$30,616	$18,913	$(1,001)	$1,122	$30,089	$79,739

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance have been statistically correlated with historical credit losses and various econometrics, including California unemployment, gross domestic product, and corporate bond yields. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both January 1, 2020, the adoption and implementation date of ASC Topic 326, and June 30, 2020, the Company utilized a reasonable and supportable forecast period of approximately eight quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. During the quarter ended June 30, 2020 the majority of the increase in ACL reflects potential future credit deterioration. Specifically, portfolio-wide qualitative indicators such as the outlook for changes in California Unemployment and Gross Domestic Product (GDP), resulted in a $19,143,000 increase in credit reserves on loans. Management further noted that the majority of economic forecasts, as of the end of the current quarter, utilized in the ACL calculation have shown a migration in the estimated timing of recovery from late 2020 as the end of the first quarter to mid-2021 or beyond. Management believes that the allowance for credit losses at June 30, 2020 appropriately reflected expected credit losses inherent in the loan portfolio at that date.

	Allowance for Loan Losses – Year Ended December 31, 2019
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$7,401	$—	$1,486	$(2,939)	$5,948
CRE owner occupied	2,711	(746)	42	20	2,027
Multifamily	2,429	—	—	923	3,352
Farmland	403	—	—	265	668
Total commercial real estate loans	12,944	(746)	1,528	(1,731)	11,995
Consumer:
SFR 1-4 1st DT liens	2,676	(2)	54	(422)	2,306
SFR HELOCs and junior liens	7,582	(3)	935	(2,331)	6,183
Other	793	(765)	321	1,246	1,595
Total consumer loans	11,051	(770)	1,310	(1,507)	10,084
Commercial and industrial	5,610	(2,104)	513	848	4,867
Construction	2,497	—	—	891	3,388
Agriculture production	480	(19)	12	(212)	261
Leases	—	—	—	21	21
Total	$32,582	$(3,639)	$3,363	$(1,690)	$30,616

	Allowance for Loan Losses – Three Months Ended June 30, 2019
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$6,268	$—	$6	$(92)	$6,182
CRE owner occupied	2,323	—	4	(113)	2,214
Multifamily	3,271	—	—	(189)	3,082
Farmland	468	—	—	153	621
Total commercial real estate loans	12,330	—	10	(241)	12,099
Consumer:					—
SFR 1-4 1st DT liens	2,500	(2)	3	75	2,576
SFR HELOCs and junior liens	7,301	—	354	(554)	7,101
Other	1,040	(153)	108	456	1,451
Total consumer loans	10,841	(155)	465	(23)	11,128
Commercial and industrial	5,854	(138)	84	681	6,481
Construction	2,815	—	—	81	2,896
Agriculture production	224	—	1	39	264
Leases	—	—	—	—	—
Total	$32,064	$(293)	$560	$537	$32,868

	Allowance for Loan Losses – Six months ended June 30, 2019
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$7,401	$—	$1,383	$(2,602)	$6,182
CRE owner occupied	2,711	—	8	(505)	2,214
Multifamily	2,429	—	—	653	3,082
Farmland	403	—	—	218	621
Total commercial real estate loans	12,944	—	1,391	(2,236)	12,099
Consumer:
SFR 1-4 1st DT liens	2,676	(2)	5	(103)	2,576
SFR HELOCs and junior liens	7,582	—	536	(1,017)	7,101
Other	793	(360)	183	835	1,451
Total consumer loans	11,051	(362)	724	(285)	11,128
Commercial and industrial	5,610	(657)	242	1,286	6,481
Construction	2,497	—	—	399	2,896
Agriculture production	480	—	11	(227)	264
Leases	—	—	—	—	—
Total	$32,582	$(1,019)	$2,368	$(1,063)	$32,868

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including, but not limited to, trends relating to (i) the level of criticized and classified loans, (ii) net charge-offs, (iii) non-performing loans, and (iv) delinquency within the portfolio. The Company analyzes loans individually to classify the loans as to credit risk and grading. This analysis is performed annually for all outstanding balances greater than $1,000,000 and non-homogeneous loans, such as commercial real estate loans, unless other indicators, such as delinquency, trigger more frequent evaluation. Loans below the $1,000,000 threshold and homogenous in nature are evaluated as needed for proper grading based on delinquency and borrower credit scores.
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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$68,986	$255,297	$178,000	$273,918	$207,896	$519,597	$66,225	$—	$1,569,919
Special Mention	—	1,266	—	1,712	7,374	603	11,014	—	21,969
Substandard	—	—	1,479	466	—	3,108	—	—	5,053
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$68,986	$256,563	$179,479	$276,096	$215,270	$523,308	$77,239	$—	$1,596,941

Commercial real estate:
CRE owner occupied risk ratings
Pass	$50,412	$61,065	$52,394	$65,943	$63,286	$249,270	$17,464	$—	$559,834
Special Mention	—	—	—	4,302	3,821	5,602	—	—	13,725
Substandard	—	1,459	—	484	693	3,608	—	—	6,244
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$50,412	$62,524	$52,394	$70,729	$67,800	$258,480	$17,464	$—	$579,803

Commercial real estate:
Multifamily risk ratings
Pass	$47,118	$90,562	$109,562	$73,089	$94,016	$130,181	$28,518	$—	$573,046
Special Mention	67	—	—	612	—	—	1,468	—	2,147
Substandard	—	—	—	—	2,024	—	—	—	2,024
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily loans	$47,185	$90,562	$109,562	$73,701	$96,040	$130,181	$29,986	$—	$577,217

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
Farmland risk ratings
Pass	$6,510	$27,441	$20,217	$11,885	$8,930	$21,473	$42,694	$—	$139,150
Special Mention	—	—	—	1,271	226	3,277	1,512	—	6,286
Substandard	—	699	—	614	451	2,603	1,721	—	6,088
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$6,510	$28,140	$20,217	$13,770	$9,607	$27,353	$45,927	$—	$151,524

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$61,920	$90,702	$51,816	$64,342	$56,167	$163,073	$—	$5,708	$493,728
Special Mention	—	292	74	556	17	1,735	—	509	3,183
Substandard	—	—	564	1,839	948	4,980	—	827	9,158
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$61,920	$90,994	$52,454	$66,737	$57,132	$169,788	$—	$7,044	$506,069

Consumer loans:
SFR HELOCs and Junior Liens
Pass	$—	$500	$13	$375	$373	$1,716	$324,511	$17,075	$344,563
Special Mention	—	—	18	—	—	37	4,828	795	5,678
Substandard	—	—	—	—	134	66	5,818	1,828	7,846
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$—	$500	$31	$375	$507	$1,819	$335,157	$19,698	$358,087

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
Other risk ratings
Pass	$14,687	$37,507	$18,556	$5,471	$1,555	$1,530	$1,148	$—	$80,454
Special Mention	24	104	211	93	36	118	93	—	679
Substandard	—	133	83	73	15	54	22	—	380
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$14,711	$37,744	$18,850	$5,637	$1,606	$1,702	$1,263	$—	$81,513

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$439,901	$54,477	$26,595	$20,081	$7,530	$12,517	$66,817	$1,240	$629,158
Special Mention	—	—	65	348	113	80	1,043	12	1,661
Substandard	—	145	60	1,224	1,036	141	924	132	3,662
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$439,901	$54,622	$26,720	$21,653	$8,679	$12,738	$68,784	$1,384	$634,481

Construction loans:
Construction risk ratings
Pass	$39,391	$57,143	$105,394	$45,971	$20,782	$3,089	$—	$—	$271,770
Special Mention	—	—	—	346	4,385	1,824	—	—	6,555
Substandard	—	—	—	—	—	241	—	—	241
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$39,391	$57,143	$105,394	$46,317	$25,167	$5,154	$—	$—	$278,566

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Agriculture production loans:
Agriculture production risk ratings
Pass	$59	$1,744	$1,060	$907	$787	$595	$29,856	$—	$35,008
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	19	(12)	426	—	433
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$59	$1,744	$1,060	$907	$806	$583	$30,282	$—	$35,441

Leases:
Lease risk ratings
Pass	$1,763	$—	$—	$—	$—	$—	$—	$—	$1,763
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$1,763	$—	$—	$—	$—	$—	$—	$—	$1,763

Total loans outstanding:
Risk ratings
Pass	$730,747	$676,438	$563,607	$561,982	$461,322	$1,103,041	$577,233	$24,023	$4,698,393
Special Mention	91	1,662	368	9,240	15,972	13,276	19,958	1,316	61,883
Substandard	—	2,436	2,186	4,700	5,320	14,789	8,911	2,787	41,129
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$730,838	$680,536	$566,161	$575,922	$482,614	$1,131,106	$606,102	$28,126	$4,801,405

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2019
(in thousands)	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$253,321	$174,869	$287,183	$221,864	$578,255	$77,070	$—	$1,592,562
Special Mention	—	—	3,182	8,401	616	—	—	12,199
Substandard	—	1,183	474	—	3,138	—	—	4,795
Doubtful/Loss	—	—	—	—	—	—	—	$0
Total CRE non-owner occupied risk ratings	$253,321	$176,052	$290,839	$230,265	$582,009	$77,070	$—	$1,609,556

Commercial real estate:
CRE owner occupied risk ratings
Pass	$57,376	$54,298	$73,019	$69,136	$263,750	$18,524	$—	$536,103
Special Mention	—	—	437	745	3,459	—	—	4,641
Substandard	601	—	493	726	3,870	—	—	5,690
Doubtful/Loss	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$57,977	$54,298	$73,949	$70,607	$271,079	$18,524	$—	$546,434

Commercial real estate:
Multifamily risk ratings
Pass	$82,435	$112,739	$41,673	$99,170	$141,040	$36,061	$—	$513,118
Special Mention	—	—	—	—	1,103	1,480	—	2,583
Substandard	—	—	—	2,024	—	—	—	2,024
Doubtful/Loss	—	—	—	—	—	—	—	—
Total multifamily loans	$82,435	$112,739	$41,673	$101,194	$142,143	$37,541	$—	$517,725

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2019
(in thousands)	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
Farmland risk ratings
Pass	$26,786	$21,212	$12,248	$9,618	$22,471	$41,783	$—	$134,118
Special Mention	—	—	1,346	226	3,289	774	—	5,635
Substandard	—	—	624	466	2,929	1,295	—	5,314
Doubtful/Loss	—	—	—	—	—	—	—	—
Total farmland loans	$26,786	$21,212	$14,218	$10,310	$28,689	$43,852	$—	$145,067

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$102,612	$63,542	$73,195	$65,051	$187,972	$—	$6,242	$498,614
Special Mention	—	—	1,408	19	2,564	—	723	4,714
Substandard	—	813	711	52	4,050	—	554	6,180
Doubtful/Loss	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$102,612	$64,355	$75,314	$65,122	$194,586	$—	$7,519	$509,508

Consumer loans:
SFR HELOCs and Junior Liens
Pass	$1,412	$14	$382	$403	$2,077	$327,589	$19,531	$351,408
Special Mention	—	20	—	—	4	4,189	1,169	5,382
Substandard	—	—	—	156	14	4,208	1,718	6,096
Doubtful/Loss	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$1,412	$34	$382	$559	$2,095	$335,986	$22,418	$362,886

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2019
(in thousands)	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
Other risk ratings
Pass	$45,876	$23,045	$7,176	$2,245	$2,071	$1,402	$—	$81,815
Special Mention	56	182	176	52	161	91	—	718
Substandard	60	—	13	—	35	15	—	123
Doubtful/Loss	—	—	—	—	—	—	—	—
Total other consumer loans	$45,992	$23,227	$7,365	$2,297	$2,267	$1,508	$—	$82,656

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$61,720	$31,149	$24,176	$10,747	$16,346	$96,654	$973	$241,765
Special Mention	—	339	1,141	151	164	1,921	110	3,826
Substandard	—	47	1,281	1,571	401	814	86	4,200
Doubtful/Loss	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$61,720	$31,535	$26,598	$12,469	$16,911	$99,389	$1,169	$249,791

Construction loans:
Construction risk ratings
Pass	$50,275	$92,449	$76,042	$18,973	$7,322	$—	$—	$245,061
Special Mention	—	—	—	4,202	317	—	—	4,519
Substandard	—	—	—	—	247	—	—	247
Doubtful/Loss	—	—	—	—	—	—	—	—
Total construction loans	$50,275	$92,449	$76,042	$23,175	$7,886	$—	$—	$249,827

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2019
(in thousands)	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Agriculture production risk ratings
Pass	$1,929	$1,201	$1,324	$1,012	$834	$26,306	$—	$32,606
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	27	—	—	—	27
Doubtful/Loss	—	—	—	—	—	—	—	—
Total agriculture production loans	$1,929	$1,201	$1,324	$1,039	$834	$26,306	$—	$32,633

Leases:
Lease risk ratings
Pass	$1,283	$—	$—	$—	$—	$—	$—	$1,283
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total leases	$1,283	$—	$—	$—	$—	$—	$—	$1,283

Total loans outstanding:
Risk ratings
Pass	$685,025	$574,518	$596,418	$498,219	$1,222,138	$625,389	$26,746	$4,228,453
Special Mention	56	541	7,690	13,796	11,677	8,455	2,002	44,217
Substandard	661	2,043	3,596	5,022	14,684	6,332	2,358	34,696
Doubtful/Loss	—	—	—	—	—	—	—	—
Total loans outstanding	$685,742	$577,102	$607,704	$517,037	$1,248,499	$640,176	$31,106	$4,307,366

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of June 30, 2020
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$2,589	$667	$113	$3,369	$1,593,572	$1,596,941
CRE owner occupied	954	1,188	387	2,529	577,274	579,803
Multifamily	—	—	2,024	2,024	575,193	577,217
Farmland	180	—	—	180	151,344	151,524
Total commercial real estate loans	3,723	1,855	2,524	8,102	2,897,383	2,905,485
Consumer:
SFR 1-4 1st DT liens	—	1,046	2,270	3,316	502,753	506,069
SFR HELOCs and junior liens	125	453	2,249	2,827	355,260	358,087
Other	85	229	80	394	81,119	81,513
Total consumer loans	210	1,728	4,599	6,537	939,132	945,669
Commercial and industrial	751	767	181	1,699	632,782	634,481
Construction	19	—	—	19	278,547	278,566
Agriculture production	115	—	150	265	35,176	35,441
Leases	—	—	—	—	1,763	1,763
Total	$4,818	$4,350	$7,454	$16,622	$4,784,783	$4,801,405

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of December 31, 2019
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$268	$136	$114	$518	$1,609,038	$1,609,556
CRE owner occupied	—		293	293	546,141	546,434
Multifamily	283	—	2,024	2,307	515,418	517,725
Farmland	30	0	0	30	145,037	145,067
Total commercial real estate loans	581	136	2,431	3,148	2,815,634	2,818,782
Consumer:
SFR 1-4 1st DT liens	1,149	371	1,957	3,477	506,031	509,508
SFR HELOCs and junior liens	1,258	580	1,088	2,926	359,960	362,886
Other	172	1	23	196	82,460	82,656
Total consumer loans	2,579	952	3,068	6,599	948,451	955,050
Commercial and industrial	603	297	24	924	248,867	249,791
Construction	—	—	—	—	249,827	249,827
Agriculture production	49	—	—	49	32,584	32,633
Leases	—	—	—	—	1,283	1,283
Total	$3,812	$1,385	$5,523	$10,720	$4,296,646	$4,307,366

The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of June 30, 2020			As of December 31, 2019
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$677	$677	$—	$639	$642	$—
CRE owner occupied	2,266	2,409	—	1,411	1,408	—
Multifamily	2,024	2,024	—	2,024	2,024	—
Farmland	1,819	1,819	—	1,242	1,242	—
Total commercial real estate loans	6,786	6,929	—	5,316	5,316	—
Consumer:
SFR 1-4 1st DT liens	5,737	6,719	—	5,023	5,192	—
SFR HELOCs and junior liens	4,128	5,665	—	3,992	4,217	—
Other	82	105	1	4	32	19
Total consumer loans	9,947	12,489	1	9,019	9,441	19
Commercial and industrial	973	1,680	30	476	2,050	—
Construction	—	—	—	—	—	—
Agriculture production	282	445	—	14	38	—
Leases	—	—	—			—
Sub-total	17,988	21,543	31	14,825	16,845	19
Less: Guaranteed loans	(813)	(813)	—	(916)	(990)	—
Total, net	$17,175	$20,730	$31	$13,909	$15,855	$19
Interest income on non accrual loans that would have been recognized during the three months ended June 30, 2020 and 2019, if all such loans had been current in accordance with their original terms, totaled $428,000 and $449,000, respectively. Interest income actually recognized on these originated loans during the three months ended June 30, 2020 and 2019 was $39,000 and $164,000, respectively.
Interest income on non accrual loans that would have been recognized during the six months ended June 30, 2020 and 2019, if all such loans had been current in accordance with their original terms, totaled $859,000 and $849,000, respectively. Interest income actually recognized on these originated loans during the six months ended June 30, 2020 and 2019 was $86,000 and $257,000, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of June 30, 2020
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$677	$—	$1,207	$—	$—	$—	$—	$—	$—	$—	$—	$1,884
CRE owner occupied	833	1,023	630	451	—	—	—	—	—	—	—	2,937
Multifamily	—	—	—	—	2,024	—	—	—	—	—	—	2,024
Farmland	—	—	—	—	—	1,368	—	—	—	—	—	1,368
Total commercial real estate loans	1,510	1,023	1,837	451	2,024	1,368	—	—	—	—	—	8,213
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	6,055	—	—	—	—	6,055
SFR HELOCs and junior liens	—	—	—	—	—	—	1,105	3,569	—	—	—	4,674
Other	—	—	—	3	—	—	—	—	83	—	—	86
Total consumer loans	—	—	—	3	—	—	7,160	3,569	83	—	—	10,815
Commercial and industrial	—	—	—	9	—	—	—	—	—	1,413	212	1,634
Construction	—	—	—	—	—	—	—	—	—	—	—	—
Agriculture production	—	—	—	426	—	—	—	—	—	13	6	445
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$1,510	$1,023	$1,837	$889	$2,024	$1,368	$7,160	$3,569	$83	$1,426	$218	$21,107

	As of December 31, 2019
(in thousands)	Retail	Office	Warehouse	Other	Multifamily		Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,145	$—	$1,220	$497	$—		$—	$—	$—	$—	$—	$—	$3,862
CRE owner occupied	361	163	420	13	—		—	—	—	—	—	1,000	1,957
Multifamily	—	—	—	—	2,060		—	—	—	—	—	—	2,060
Farmland	—	—	—	—	—	—	1,242	—	—	—	—	—	1,242
Total commercial real estate loans	2,506	163	1,640	510	2,060		1,242	—	—	—	—	1,000	9,121
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—		—	5,341	—	—	—	—	5,341
SFR HELOCs and junior liens	—	—	—	—	—		—	—	3,848	—	—	—	3,848
Other	—	—	—	3	—		—	—	—	27	—	—	30
Total consumer loans	—	—	—	3	—		—	5,341	3,848	27	—	—	9,219
Commercial and industrial	—	—	—	107	—		—	—	—	—	1,926	14	2,047
Construction	—	—	—	—	—		—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—		—	—	—	—	26	12	38
Leases	—	—	—	—	—		—	—	—	—	—	—	—
Total	$2,506	$163	$1,640	$620	$2,060		$1,242	$5,341	$3,848	$27	$1,952	$1,026	$20,425

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

TDR information for the three months ended June 30, 2020
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	—	$—	$—	$—	—	$—	$—
CRE owner occupied	—	$—	$—	$—	—	$—	$—
Multifamily	—	$—	$—	$—	—	$—	$—
Farmland	—	$—	$—	$—	—	$—	$—
Total commercial real estate loans	—	$—	$—	$—	—	$—	$—
Consumer:
SFR 1-4 1st DT liens	—	$—	$—	$—	1	$735	$—
SFR HELOCs and junior liens	—	$—	$—	$—	—	$—	$—
Other	—	$—	$—	$—	—	$—	$—
Total consumer loans	—	$—	$—	$—	1	$735	$—
Commercial and industrial	—	$—	$—	$—	—	$—	$—
Construction	—	$—	$—	$—	—	$—	$—
Agriculture production	—	$—	$—	$—	—	$—	$—
Leases	—	$—	$—	$—	—	$—	$—
Total	—	$—	$—	$—	1	$735	$—

TDR information for the three months ended June 30, 2019
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	—	$—	$—	$—	—	$—	$—
CRE owner occupied	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Total commercial real estate loans	—	—	—	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	2	93	95	27	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	2	93	95	27			—
Commercial and industrial	4	1,754	1,722	2	—	—	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	6	$1,847	$1,817	$29	—	$—	$—

	TDR Information for the six months ended June 30, 2020
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	1	$257	$251	$—	—	$—	$—
CRE owner occupied	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	2	230	298	—	—	—	—
Total commercial real estate loans	3	487	549	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	2	1,037	—
SFR HELOCs and junior liens	2	172	169	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	2	172	169	—	2	1,037	—
Commercial and industrial	1	21	20	21	—	—	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	6	$680	$738	$21	2	$1,037	$—

	TDR Information for the six months ended June 30, 2019
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	—	$—	$—	$—	—	$—	$—
CRE owner occupied	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Total commercial real estate loans	—	—	—	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	1	163	162	—	—	—	—
SFR HELOCs and junior liens	3	214	215	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	4	377	377	—	—	—	—
Commercial and industrial	6	1,768	1,737	31	1	7	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	10	$2,145	$2,114	$31	1	$7	$—
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

Note 5 - Leases
The Company records a right-of-use asset (“ROUA”) on the consolidated balance sheets for those leases that convey rights to control use of identified assets for a period of time in exchange for consideration. The Company also records a lease liability on the consolidated balance sheets for the present value of future payment commitments. All of the Company’s leases are comprised of operating leases in which the Company is lessee of real estate property for branches, ATM locations, and general administration and operations. The Company elected not to include short-term leases (i.e. leases with initial terms of 12 or less) within the ROUA and lease liability. Known or determinable adjustments to the required minimum future lease payments were included in the calculation of the Company’s ROUA and lease liability. Adjustments to the required minimum future lease payments that are variable and will not be determinable until a future period, such as changes in the consumer price index, are included as variable lease costs. Additionally, expected variable payments for common area maintenance, taxes and insurance were unknown and not determinable at lease commencement and therefore, were not included in the determination of the Company’s ROUA or lease liability.
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
The following table presents the components of lease expense for the periods ended:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$1,291	$1,310	$2,586	$2,621
Short-term lease cost	65	58	128	129
Variable lease cost	1	(17)	6	(22)
Sublease income	(35)	(32)	(69)	(66)
Total lease cost	$1,322	$1,319	$2,651	$2,662

The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,243	$1,229	$2,480	$2,447
ROUA obtained in exchange for operating lease liabilities	$675	$156	$4,068	$32,162
The following table presents the weighted average operating lease term and discount rate as of the period ended:

	As of June 30,
	2020	2019
Weighted-average remaining lease term (years)	10.3	9.5
Weighted-average discount rate	3.17%	3.18%
At June 30, 2020, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2020	$2,311
2021	4,561
2022	4,225
2023	3,549
2024	3,273
Thereafter	17,398
35,317
Discount for present value of expected cash flows	(5,574)
Lease liability at June 30, 2020	$29,743

Note 6 - Deposits
A summary of the balances of deposits follows (in thousands):

	June 30, 2020	December 31, 2019
Noninterest-bearing demand	$2,487,120	$1,832,665
Interest-bearing demand	1,318,951	1,242,274
Savings	2,043,593	1,851,549
Time certificates, $250,000 or more	102,434	129,061
Other time certificates	296,160	311,445
Total deposits	$6,248,258	$5,366,994
Certificate of deposit balances of $30,000,000 from the State of California were included in time certificates, over $250,000, at June 30, 2020 and December 31, 2019, respectively. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company. Overdrawn deposit balances of $847,000 and $1,550,000 were classified as consumer loans at June 30, 2020 and December 31, 2019, respectively.
Note 7 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	June 30, 2020	December 31, 2019
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$391,333	$363,793
Consumer loans	541,569	533,576
Real estate mortgage loans	208,973	188,959
Real estate construction loans	224,701	222,998
Standby letters of credit	11,034	12,014
Deposit account overdraft privilege	110,468	110,402

Note 8 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $12,694,000 and $10,236,000 during the three months ended June 30, 2020 and 2019, respectively and $39,448,000 and $18,350,000 during the six months ended June 30, 2020 and 2019, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight (DBO). Absent approval from the Commissioner of the DBO, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On November 12, 2019 the Board of Directors approved the authorization to repurchase up to 1,525,000 shares of the Company's common stock (the 2019 Repurchase Plan), which approximated 5.0% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the program is subject to change. The 2019 Repurchase Plan has no expiration date and during the year ended December 31, 2019, the Company had repurchased no shares. During the three and six months ended June 30, 2020, the Company repurchased 259,993 and 813,862 shares with a market value of $7,669,000 and $24,809,000, respectively.
In connection with approval of the 2019 Repurchase Plan, the Company’s previous repurchase program adopted on August 21, 2007 (the 2007 Repurchase Plan) was terminated. There were no shares of common stock repurchased under the 2007 Repurchase Plan during 2019.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of withholding taxes on such shares. During the three months ended June 30, 2020 and 2019, employees tendered 0 and 93,755 shares, respectively, of the Company’s common stock in connection with option exercises. During the six months ended June 30, 2020 and 2019, employees tendered 4,668 and 119,914 shares, respectively, of the Company’s common stock in connection with option exercises. Employees also tendered 11,306 and 15,151 shares in connection with the tax withholding requirements of other share based awards during the three months ended June 30, 2020 and 2019, respectively, and 11,439 and 15,242 shares during the six months period ended June 30, 2020 and 2019, respectively. In total, shares of the Company's common stock tendered had market values of $346,000 and $3,659,000 during the quarter ended June 30, 2020 and 2019, respectively, and $494,000 and $4,695,000 year to date June 30, 2020 and 2019, respectively. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2019 or 2007 Stock Repurchase Plans.
Note 9 - Stock Options and Other Equity-Based Incentive Instruments
The Company’s 2009 Equity Incentive Plan (2009 Plan) expired on March 26, 2019. While no new awards can be granted under the 2009 Plan, existing grants continue to be governed by the terms, conditions and procedures set forth in any applicable award agreement. On April 16, 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (2019 Plan) which was approved by shareholders on May 21, 2019. The 2019 Plan allows for up to 1,500,000 shares to be issued in connection with equity-based incentives. All grants of equity awards made during the six months ended June 30, 2020, were made from the 2019 Plan.
Stock option activity during the six months ended June 30, 2020 is summarized in the following table:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price
Outstanding at December 31, 2019	160,500	$14.54 to $23.21	$17.60
Options granted	—	—	—
Options exercised	(16,000)	$17.54 to $19.46	18.02
Options forfeited	—	—	—
Outstanding at June 30, 2020	144,500	$14.54 to $23.21	$17.55

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of June 30, 2020:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	144,500	—	144,500
Weighted average exercise price	$17.55	$—	$17.55
Intrinsic value (in thousands)	$1,864	$—	$1,864
Weighted average remaining contractual term (yrs.)	2.4	0	2.4
As of June 30, 2020 all options outstanding are fully vested and are expected to be exercised prior to expiration. The Company did not modify any option grants during 2019 or the six months ended June 30, 2020.
Activity related to restricted stock unit awards during the six months ended June 30, 2020 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2019	68,597	51,312
RSUs granted	64,036	46,416
RSUs added through dividend and performance credits	1,344	5,847
RSUs released	(29,089)	(20,265)
RSUs forfeited/expired	(94)	(78)
Outstanding at June 30, 2020	104,794	83,232
The 104,794 of service condition vesting RSUs outstanding as of June 30, 2020 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 104,794 of service condition vesting RSUs outstanding as of June 30, 2020 are expected to vest, and be released, on a weighted-average basis, over the next 1.82 years. The Company expects to recognize $3,211,517 of pre-tax compensation costs related to these service condition vesting RSUs between June 30, 2020 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2019 or during the six months ended June 30, 2020.
The 83,232 of market plus service condition vesting RSUs outstanding as of June 30, 2020 are expected to vest, and be released, on a weighted-average basis, over the next 2.33 years. The Company expects to recognize $1,686,594 of pre-tax compensation costs related to these RSUs between June 30, 2020 and their vesting dates. As of June 30, 2020, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 124,848 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2019 or during the six months ended June 30, 2020.

Note 10 - Non-interest Income and Expense
The following table summarizes the Company’s non-interest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
ATM and interchange fees	$5,165	$5,404	$10,276	$9,985
Service charges on deposit accounts	3,046	4,182	7,092	8,062
Other service fees	734	619	1,492	1,390
Mortgage banking service fees	459	475	928	958
Change in value of mortgage servicing rights	(1,236)	(552)	(2,494)	(1,197)
Total service charges and fees	8,168	10,128	17,294	19,198
Increase in cash value of life insurance	710	746	1,430	1,521
Asset management and commission income	661	739	1,577	1,381
Gain on sale of loans	1,736	575	2,627	987
Lease brokerage income	127	239	320	459
Sale of customer checks	88	135	212	275
Gain on sale of investment securities	—	—	—	—
Gain on marketable equity securities	25	42	72	78
Other	142	819	(55)	1,327
Total other non-interest income	3,489	3,295	6,183	6,028
Total non-interest income	$11,657	$13,423	$23,477	$25,226
The components of non-interest expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Base salaries, net of deferred loan origination costs	$17,277	$17,211	$34,900	$33,968
Incentive compensation	2,395	3,706	5,496	6,273
Benefits and other compensation costs	7,383	5,802	13,931	11,606
Total salaries and benefits expense	27,055	26,719	54,327	51,847
Occupancy	3,398	3,738	7,273	7,512
Data processing and software	3,657	3,354	7,024	6,703
Equipment	1,350	1,752	2,862	3,619
Intangible amortization	1,431	1,431	2,862	2,862
Advertising	531	1,533	1,196	2,864
ATM and POS network charges	1,210	1,270	2,583	2,593
Professional fees	741	1,057	1,444	1,896
Telecommunications	639	773	1,364	1,570
Regulatory assessments and insurance	360	490	455	1,001
Postage	283	315	573	625
Operational losses	184	226	405	451
Courier service	337	412	668	682
Gain on sale of foreclosed assets	(16)	(99)	(57)	(198)
Loss on disposal of fixed assets	15	42	15	66
Other miscellaneous expense	4,530	3,684	7,530	8,056
Total other non-interest expense	18,650	19,978	36,197	40,302
Total non-interest expense	$45,705	$46,697	$90,524	$92,149

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

	Three months ended June 30,
(in thousands)	2020	2019
Net income	$7,430	$23,061
Average number of common shares outstanding	29,754	30,458
Effect of dilutive stock options and restricted stock	129	185
Average number of common shares outstanding used to calculate diluted earnings per share	29,883	30,643
Options excluded from diluted earnings per share because the effect of these options was antidilutive	—	—

	Six months ended June 30,
(in thousands)	2020	2019
Net income	$23,551	$45,787
Average number of common shares outstanding	30,074	30,441
Effect of dilutive stock options and restricted stock	129	209
Average number of common shares outstanding used to calculate diluted earnings per share	30,203	30,650
Options excluded from diluted earnings per share because the effect of these options was antidilutive	—	—

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
The components of other comprehensive income (loss) and related tax effects are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Unrealized holding gains on available for sale securities before reclassifications	$34,959	$9,553	$5,398	$22,263
Tax effect	(10,334)	(2,824)	(1,595)	(6,582)
Unrealized holding gains on available for sale securities, net of tax	24,625	6,729	3,803	15,681
Change in unfunded status of the supplemental retirement plans before reclassifications	661	(88)	1,109	(177)
Amounts reclassified out of accumulated other comprehensive income (loss):
Amortization of prior service cost	(13)	(14)	(27)	(27)
Amortization of actuarial losses	478	102	956	204
Total amounts reclassified out of accumulated other comprehensive income	465	88	929	177
Change in unfunded status of the supplemental retirement plans after reclassifications	1,126	—	2,038	—
Tax effect	—	—	—	—
Change in unfunded status of the supplemental retirement plans, net of tax	1,126	—	2,038	—
Total other comprehensive income (loss)	$25,751	$6,729	$5,841	$15,681

The components of accumulated other comprehensive income (loss), included in shareholders’ equity, are as follows:

(in thousands)	June 30, 2020	December 31, 2019
Net unrealized gain on available for sale securities	$8,785	$3,387
Tax effect	(2,597)	(1,001)
Unrealized holding gain on available for sale securities, net of tax	6,188	2,386
Unfunded status of the supplemental retirement plans	(9,593)	(11,193)
Tax effect	2,836	3,309
Unfunded status of the supplemental retirement plans, net of tax	(6,757)	(7,884)
Joint beneficiary agreement liability	1,188	276
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	1,188	276
Accumulated other comprehensive income (loss)	$619	$(5,222)

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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at June 30, 2020	Total	Level 1	Level 2	Level 3
Marketable equity securities	$3,033	$3,033	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	434,814	—	434,814	—
Obligations of states and political subdivisions	109,646	—	109,646	—
Corporate bonds	2,570	—	2,570	—
Asset backed securities	449,250	—	449,250	—
Loans held for sale	8,352	—	8,352	—
Mortgage servicing rights	4,250	—	—	4,250
Total assets measured at fair value	$1,011,915	$3,033	$1,004,632	$4,250

Fair value at December 31, 2019	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,960	$2,960	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	472,980	—	472,980	—
Obligations of states and political subdivisions	109,601	—	109,601	—
Corporate bonds	2,532	—	2,532	—
Asset backed securities	365,025	—	365,025	—
Loans held for sale	5,265	—	5,265	—
Mortgage servicing rights	6,200	—	—	6,200
Total assets measured at fair value	$964,563	$2,960	$955,403	$6,200
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the three and six months ended June 30, 2020, or the year ended December 31, 2019.

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

Three months ended June 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2020: Mortgage servicing rights	$5,168	—	$(1,236)	$318	$4,250
2019: Mortgage servicing rights	$6,572	—	$(552)	$209	$6,229

Six months ended June 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2020: Mortgage servicing rights	$6,200	—	$(2,494)	$544	$4,250
2019: Mortgage servicing rights	$7,098	—	$(1,197)	$328	$6,229
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
The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2020 and December 31, 2019:

As of June 30, 2020:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$4,250	Discounted cash flow	Constant prepayment rate	9% - 28%; 25%
			Discount rate	10% - 14%; 12%
As of December 31, 2019:
Mortgage Servicing Rights	$6,200	Discounted cash flow	Constant prepayment rate	6% - 42.0%; 11.0%
			Discount rate	10% - 14%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

June 30, 2020	Total	Level 1	Level 2	Level 3	Total Losses
Fair value:
Individually evaluated loans	$162	—	—	$162	$(16)

December 31, 2019	Total	Level 1	Level 2	Level 3	Total Losses
Fair value:
Individually evaluated loans	$1,055	—	—	$1,055	$(652)
Foreclosed assets	417	—	—	417	(27)
Total assets measured at fair value	$1,472	—	—	$1,472	$(679)

June 30, 2019	Total	Level 1	Level 2	Level 3	Total Losses
Fair value:
Individually evaluated loans	$1,164	—	—	$1,164	$(808)
Foreclosed assets	454	—	—	454	(63)
Total assets measured at fair value	$1,618	—	—	$1,618	$(871)

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2020:

June 30, 2020	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$162	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	Not meaningful N/A
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

	June 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$78,666	$78,666	$92,816	$92,816
Cash at Federal Reserve and other banks	627,186	627,186	183,691	183,691
Level 2 inputs:
Securities held to maturity	337,165	354,179	375,606	381,525
Restricted equity securities	17,250	N/A	17,250	N/A
Level 3 inputs:
Loans, net	4,721,666	4,716,869	4,276,750	4,263,064
Financial liabilities:
Level 2 inputs:
Deposits	6,248,258	6,250,757	5,366,994	5,365,921
Other borrowings	38,544	38,544	18,454	18,454
Level 3 inputs:
Junior subordinated debt	57,422	56,388	57,232	56,297

(in thousands)	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$1,366,576	$13,666	$1,309,326	$13,093
Standby letters of credit	11,034	110	12,014	120
Overdraft privilege commitments	110,468	1,105	110,402	1,104

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of June 30, 2020 and December 31, 2019 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of June 30, 2020 and December 31, 2019 based on the then phased-in provisions of the Basel III Capital Rules. As of January 1, 2019, the minimum required capital levels of the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of June 30, 2020:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$760,120	15.13%	$527,598	10.50%	N/A	N/A
Tri Counties Bank	$755,481	15.04%	$527,409	10.50%	$502,294	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$697,043	13.87%	$427,103	8.50%	N/A	N/A
Tri Counties Bank	$692,448	13.79%	$426,950	8.50%	$401,835	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$641,346	12.76%	$351,732	7.00%	N/A	N/A
Tri Counties Bank	$692,448	13.79%	$351,606	7.00%	$326,491	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$697,043	10.28%	$271,269	4.00%	N/A	N/A
Tri Counties Bank	$692,448	10.21%	$271,263	4.00%	$339,079	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2019:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$753,200	15.07%	$524,944	10.50%	N/A	N/A
Tri Counties Bank	$748,660	14.98%	$524,759	10.50%	$499,770	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$719,809	14.40%	$424,955	8.50%	N/A	N/A
Tri Counties Bank	$715,269	14.31%	$424,805	8.50%	$399,816	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$664,296	13.29%	$349,963	7.00%	N/A	N/A
Tri Counties Bank	$715,269	14.31%	$349,839	7.00%	$324,851	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$719,809	11.55%	$249,343	4.00%	N/A	N/A
Tri Counties Bank	$715,269	11.47%	$249,337	4.00%	$311,672	5.00%
As of June 30, 2020 and December 31, 2019, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at June 30, 2020 and December 31, 2019, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At June 30, 2020, the Company and the Bank are in compliance with the capital conservation buffer requirement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Cautionary Statements Regarding Forward-Looking Information
The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There can be no assurance that future developments affecting us will be the same as those anticipated by management. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of changes in financial services policies, laws and regulations; technological changes; weather, natural disasters and other catastrophic events that may or may not be caused by climate change and their effects on economic and business environments in which the Company operates; the adverse impact on the U.S. economy, including the markets in which we operate, of the novel coronavirus, which caused the Coronavirus disease 2019 (“COVID-19”) global pandemic, and the impact of a slowing U.S. economy and increased unemployment on the performance of our loan portfolio, the market value of our investment securities, the availability of sources of funding and the demand for our products; the costs or effects of mergers, acquisitions or dispositions we may make; the future operating or financial performance of the Company, including our outlook for future growth, changes in the level of our nonperforming assets and charge-offs; the appropriateness of the allowance for credit losses including the timing and effects of the implementation of the current expected credit losses model; any deterioration in values of California real estate, both residential and commercial; the effect of changes in accounting standards and practices; possible other-than-temporary impairment of securities held by us; changes in consumer spending, borrowing and savings habits; our ability to attract deposits and other sources of liquidity; changes in the financial performance and/or condition of our borrowers; our noninterest expense and the efficiency ratio; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies; the challenges of integrating and retaining key employees; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber-attacks and the cost to defend against such attacks; the effect of a fall in stock market prices on our brokerage and wealth management businesses; and our ability to manage the risks involved in the foregoing. Additional factors that could cause results to differ materially from those described above can be found in our Annual Report on Form 10-K for the year ended December 31, 2019, which is on file with the Securities and Exchange Commission (the “SEC”) and available in the “Investor Relations” section of our website, https://www.tcbk.com/investor-relations and in other documents we file with the SEC. Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results.
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
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A detailed discussion related to the Company’s accounting policies including those related to estimates on the allowance for loan losses, other than temporary impairment of investments and impairment of intangible assets, can be found in Note 1 of the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.
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
Financial Highlights
Performance highlights and other developments for the Company as of or for the three months ended June 30, 2020 included the following:
•For the three and six months ended June 30, 2020, the Company’s return on average assets was 0.43% and 0.70%, respectively, and the return on average equity was 3.39% and 5.28%, respectively.
•As of June 30, 2020, the Company reported total loans, total assets and total deposits of $4.80 billion, $7.36 billion and $6.25 billion, respectively.
•The loan to deposit ratio was 76.84% as of June 30, 2020, as compared to 81.05% at March 31, 2020 and 76.82% at June 30, 2019.
•The Company originated and funded 2,908 loans totaling $436.7 million under the Payment Protection Program (PPP).
•For the current quarter, net interest margin was 4.10% on a tax equivalent basis as compared to 4.50% in the quarter ended June 30, 2019, and a decrease of 24 basis points from the 4.34% in the trailing quarter.
•Non-interest bearing deposits as a percentage of total deposits were 39.81% at June 30, 2020, as compared to 34.86% at March 31, 2020 and 33.33% at June 30, 2019.
•The average rate of interest paid on deposits, including non-interest-bearing deposits, decreased to 0.12% for the second quarter of 2020 as compared with 0.19% for the trailing quarter, and also decreased by ten basis points from the average rate paid of 0.22% during the same quarter of the prior year.
•Non-performing assets to total assets were 0.31% at June 30, 2020, as compared to 0.31% as of March 31, 2020, and 0.35% at June 30, 2019.
•Credit provision expense for loans and debt securities was $22.1 million during the quarter ended June 30, 2020, as compared to provision expense of $8.0 million during the trailing quarter ended March 31, 2020, and $0.5 million for the three month period ended June 30, 2019.
•Gain on sale of loans for the three and six months ended June 30, 2020 totaled $1,736,000 and $2,627,000, as compared to $575,000 and $987,000 for the equivalent periods ended June 30, 2019, respectively.
•The efficiency ratio was 59.89% for the second quarter of 2020, as compared to 59.75% in the trailing quarter and 60.07% in the same quarter of the 2019.

SBA Paycheck Protection Program and COVID Deferrals
The United States has been operating under a state of emergency related to the COVID-19 global pandemic since March 13, 2020. The direct and indirect effects of the pandemic have resulted in a dramatic reduction in economic activity that has severely hampered the ability for businesses and consumers to meet their current repayment obligations. In March 2020 the SBA Paycheck Protection Program ("PPP") was created to help small businesses keep workers employed during the COVID-19 crisis. As a Small Business Administration (SBA) Preferred Lender, the Company was able to provide PPP loans to small business customers. During the quarter ended June 30, 2020, the Company originated more than 2,900 loans under the PPP program, with a total balance outstanding of $423,431,000 as of quarter end. In connection with the origination of these loans, the Company generated approximately $15,680,000 in loan fees that will be amortized over the two-year term of the loans, offset by deferred loan costs of approximately $756,000. During the three and six months ended June 30, 2020, interest and fee income recognized from PPP loans totaled $2,356,000, which was inclusive of $1,626,000 in net deferred fee accretion.
Following the passage of the CARES Act legislation, the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" was issued by federal bank regulators, which offers temporary relief from troubled debt restructuring accounting for loan payment deferrals for certain customers whose businesses are experiencing economic hardship due to Coronavirus. The Company is closely monitoring the effects of the pandemic on our loan and deposit customers. Our management team continues to be focused on assessing the risks in our loan portfolio and working with our customers to mitigate where possible, the risk of potential losses. The Company implemented loan programs to allow certain consumers and businesses impacted by the pandemic to defer loan principal and interest payments.
The following is a summary of COVID related loan customer modifications as of June 30, 2020:

			Modification Type		Deferral Term
(dollars in thousands)	Balance of Modified Loans	% of Total Category of Loans	Interest Only Deferral	Principal and Interest Deferral	90 Days	180 Days	Other
Commercial real estate:
CRE non-owner occupied	$213,394	13.4%	10.1%	89.9%	46.7%	53.1%	0.2%
CRE owner occupied	37,816	6.5%	18.3%	81.7%	17.4%	82.6%	—%
Multifamily	13,776	2.4%	—%	100.0%	46.0%	54.0%	—%
Farmland	2,102	1.4%	26.1%	73.9%	—%	100.0%	—%
Total commercial real estate loans	267,088	9.2%	10.9%	89.2%	42.1%	57.7%	0.2%
Consumer:
SFR 1-4 1st lien	34,742	6.9%	1.3%	98.7%	97.2%	2.8%	—%
SFR HELOCs and junior liens	8,275	2.3%	76.1%	23.9%	93.3%	6.7%	—%
Other	4,629	5.7%	—%	100.0%	100.0%	—%	—%
Total consumer loans	47,646	5.0%	14.2%	85.8%	96.7%	3.3%	—%
Commercial and industrial	19,831	3.1%	24.5%	75.5%	23.8%	75.9%	0.3%
Construction	6,349	2.3%	—%	100.0%	100.0%	—%	—%
Agriculture production	—	—%	—%	—%	—%	—%	—%
Leases	—	—%	—%	—%	—%	—%	—%
Total modifications	$340,915	7.1%	11.9%	88.1%	49.7%	50.1%	0.2%

While the Company has provided loan modifications in the form of payment deferrals to various borrowers as outlined above, ongoing discussions with borrowers remain a fluid process. More specifically, the deferral program designed by the Company did not result in the automatic approval of all customers that requested a deferral. Customers requesting a deferral were evaluated and reviewed for, among other things, past performance, unique impacts caused by or reasonably expected to be caused by economic conditions and potential governmental restrictions or limitations on the operations of their business. Based on the facts unique to each borrower, management believes that an appropriate deferral option was provided to the borrower with the goal of maximizing the likelihood of borrower's ability to return to a regularly scheduled payment structure at the conclusion of the deferral period.

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended June 30,			Six months ended June 30,
	2020	2019		2020	2019
Net interest income	64,659	64,315		$127,851	$128,185
(Provision for) reversal of credit losses	(22,089)	(537)		(30,088)	1,063
Non-interest income	11,657	13,423		23,477	25,226
Non-interest expense	(45,705)	(46,697)		(90,525)	(92,149)
Provision for income taxes	(1,092)	(7,443)		(7,164)	(16,538)
Net income	$7,430	$23,061		$23,551	$45,787
Per Share Data:
Basic earnings per share	$0.25	$0.76		$0.78	$1.50
Diluted earnings per share	$0.25	$0.75		$0.78	$1.49
Dividends paid	$0.22	$0.19		$0.44	$0.38
Book value at period end				$29.76	$28.71
Average common shares outstanding	29,754	30,458		30,074	30,441
Average diluted common shares outstanding	29,883	30,643	30657833	30,203	30,650
Shares outstanding at period end				29,759	30,503
At period end:
Loans, net				4,721,666	4,070,819
Total investment securities				1,353,728	1,566,720
Total assets				7,360,071	6,395,172
Total deposits				6,248,258	5,342,173
Other borrowings				38,544	13,292
Shareholders’ equity				885,686	875,886
Financial Ratios:
During the period:
Return on average assets (annualized)	0.43%	1.45%		0.70%	1.15%
Return on average equity (annualized)	3.39%	10.68%		5.28%	10.44%
Net interest margin(1) (annualized)	4.10%	4.50%		4.22%	4.22%
Efficiency ratio	59.89%	60.07%		59.82%	65.61%
Average equity to average assets	12.53%	13.60%		13.22%	13.30%
At end of period:
Equity to assets				12.03%	13.70%
Total capital to risk-adjusted assets				15.13%	14.93%
(1) Fully taxable equivalent (FTE)
The Company reported net income of $7,430,000 for the quarter ended June 30, 2020, compared to $16,121,000 and $23,061,000 for the quarters ended March 31, 2020 and June 30, 2019, respectively. Diluted earnings per share were $0.25, $0.53 and $0.75 for the quarters ended June 30, 2020, March 31, 2020 and June 30, 2019, respectively.
During the three months ended June 30, 2020, the Company's net income was impacted by an increase in provision for credit losses which totaled $22,089,000, as compared to provision expense of $8,000,000 for the trailing quarter, and $537,000 during the same period in 2019. The net increase in allowance for credit losses (ACL) as of quarter ended June 30, 2020 totaled $21,828,000. More specifically, the changes in loan volume and changes in credit quality associated with levels of classified, past due and non-performing loans, resulted in the need for a provision for credit losses of $2,685,000. However, the majority of the increase in ACL reflects potential future credit deterioration. Specifically, portfolio-wide qualitative indicators such as the outlook for changes in California Unemployment and Gross Domestic Product (GDP), resulted in a $19,143,000 increase in credit reserves on loans as of June 30, 2020. The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to rapidly evolve and included significant shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date. Management noted that the majority of economic forecasts, as of the end of the current quarter, utilized in the ACL calculation have shown a migration in the estimated timing of recovery from late 2020 as the end of the first quarter to mid-2021 or beyond.
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
Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest income	$67,148	$68,180	133,665	135,637
Interest expense	(2,489)	(3,865)	(5,814)	(7,452)
FTE adjustment	286	298	557	619
Net interest income (FTE)	$64,945	$64,613	$128,408	$128,804
Net interest margin (FTE)	4.10%	4.50%	4.22%	4.51%
Acquired loans discount accretion, net:
Amount (included in interest income)	$2,587	$1,904	$4,335	$3,559
Effect on average loan yield	0.24%	0.19%	0.20%	0.17%
Effect on net interest margin (FTE)	0.16%	0.13%	0.14%	0.12%
Net interest margin less effect of acquired loan discount	3.94%	4.37%	4.08%	4.39%
PPP loans yield:
Amount (included in interest income)	$2,356	$—	$2,356	$—
Effect on net interest margin (FTE)	(0.04)%	—%	(0.03)%	—%
Net interest margin less effect of PPP loan yield	4.14%	—%	4.25%	—%
Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or accreted (added to) interest income over the remaining life of the loan. Generally, as time goes on, the effects of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining (unaccreted) discount or (unamortized) premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. As a result of the uncertain economic environment and corresponding rate volatility, the prepayment rate of portfolio loans, inclusive of those acquired at a premium or discount, increased during the second quarter of 2020. During the three months ended June 30, 2020, March 31, 2020, December 31, 2019, and June 30, 2019, purchased loan discount accretion was $2,587,000, $1,748,000, $2,218,000, and $1,904,000, respectively. Net accretion for the six months ended June 30, 2019 was reduced by $259,000 from the early repayment of loans purchased at a premium several years ago.

Summary of Average Balances, Yields/Rates and Interest Differential
Net interest income (FTE) during the three months ended June 30, 2020 increased $1,482,000 or 2.3% to $64,945,000 compared to $63,463,000 during the three months ended March 31, 2020. Over the same period net interest margin declined 24 basis points to 4.10% as compared to 4.34% in the trailing quarter. The decline in net interest income (FTE) was due primarily to a decline in yield on interest earning assets, which was 4.26% for the quarter ended June 30, 2020, which represents a decrease of 31 basis points over the trailing quarter and a decrease of 50 basis points over the same quarter in the prior year. The index utilized in a significant portion of the Company’s variable rate loans, Wall Street Journal Prime, remained unchanged during the quarter ended June 30, 2020 but decreased by 150 basis points during the prior quarter to 3.25% at March 31, 2020, continuing the downward trend as compared to 4.75% at December 31, 2019 and 5.50% at June 30, 2019. See the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid, below for additional information.
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

	For the three months ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans, excluding PPP	$4,363,481	$56,053	5.17%	$4,044,044	$55,492	5.50%
PPP loans	292,569	2,356	3.24%	—	—	—%
Investment securities - taxable	1,251,873	7,689	2.47%	1,432,550	10,762	3.01%
Investment securities - nontaxable(1)	119,860	1,238	4.15%	140,562	1,358	3.88%
Total investments	1,371,733	8,927	2.62%	1,573,112	12,120	3.09%
Cash at Federal Reserve and other banks	338,082	98	0.12%	147,810	866	2.35%
Total interest-earning assets	6,365,865	67,434	4.26%	5,764,966	68,478	4.76%
Other assets	661,870			620,923
Total assets	$7,027,735			$6,385,889
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,293,007	$64	0.02%	$1,276,388	$289	0.09%
Savings deposits	1,968,374	644	0.13%	1,888,234	1,306	0.28%
Time deposits	409,242	1,105	1.09%	441,116	1,404	1.28%
Total interest-bearing deposits	3,670,623	1,813	0.20%	3,605,738	2,999	0.33%
Other borrowings	26,313	4	0.06%	17,963	37	0.83%
Junior subordinated debt	57,372	672	4.71%	57,222	829	5.81%
Total interest-bearing liabilities	3,754,308	2,489	0.27%	3,680,923	3,865	0.42%
Noninterest-bearing deposits	2,266,671			1,765,141
Other liabilities	126,351			73,541
Shareholders’ equity	880,405			866,284
Total liabilities and shareholders’ equity	$7,027,735			$6,385,889
Net interest spread(2)			3.99%			4.34%
Net interest income and interest margin(3)		$64,945	4.10%		$64,613	4.50%
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

The following table presents, for the six month periods indicated, information regarding the Company’s consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income from average interest-earning assets and resulting yields, and the amount of interest expense paid on interest- bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual loans only to the extent cash payments have been received and applied to interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate (dollars in thousands).

	For the six months ended
	June 30, 2020			June 30, 2019
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Loans, excluding PPP	$4,346,419	$112,311	5.20%	$4,033,954	$109,889	5.49%
PPP loans	146,285	2,356	3.24%	—	—	—%
Investments-taxable	1,235,672	16,261	2.65%	1,428,951	21,677	3.06%
Investments-nontaxable (1)	118,992	2,413	4.08%	141,397	2,753	3.93%
Total investments	1,354,664	18,674	2.77%	1,570,348	24,430	3.14%
Cash at Federal Reserve and other banks	266,752	881	0.66%	158,164	1,937	2.47%
Total earning assets	6,114,120	134,222	4.41%	5,762,466	136,256	4.77%
Other assets, net	653,006			643,592
Total assets	$6,767,126			$6,406,058
Liabilities and shareholders’ equity
Interest-bearing demand deposits	$1,269,452	233	0.04%	$1,274,882	576	0.09%
Savings deposits	1,918,918	1,706	0.18%	1,907,677	2,439	0.26%
Time deposits	419,638	2,425	1.16%	441,447	2,703	1.23%
Total interest-bearing deposits	3,608,008	4,364	0.24%	3,624,006	5,718	0.32%
Other borrowings	24,552	9	0.07%	16,736	50	0.60%
Junior subordinated debt	57,324	1,441	5.06%	57,086	1,684	5.95%
Total interest-bearing liabilities	3,689,884	5,814	0.32%	3,697,828	7,452	0.41%
Noninterest-bearing deposits	2,059,242			1,754,973
Other liabilities	123,481			98,570
Shareholders’ equity	894,519			854,687
Total liabilities and shareholders’ equity	$6,767,126			$6,406,058
Net interest rate spread (1) (2)			4.09%			4.36%
Net interest income and margin (1) (3)		$128,408	4.22%		$128,804	4.51%
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

(in thousands)	Three months ended June 30, 2020 compared with three months ended June 30, 2019
	Volume	Rate	Total
Increase in interest income:
Loans, including PPP	$8,415	$(5,498)	$2,917
Investment securities(1)	(3,469)	276	(3,193)
Cash at Federal Reserve and other banks	1,118	(1,886)	(768)
Total interest-earning assets	6,064	(7,108)	(1,044)
Increase (decrease) in interest expense:
Interest-bearing demand deposits	4	(229)	(225)
Savings deposits	56	(718)	(662)
Time deposits	(102)	(197)	(299)
Other borrowings	17	(50)	(33)
Junior subordinated debt	2	(159)	(157)
Total interest-bearing liabilities	(23)	(1,353)	(1,376)
Increase in net interest income	$6,087	$(5,755)	$332
(1)Fully taxable equivalent (FTE)

(in thousands)	Six months ended June 30, 2020 compared with six months ended June 30, 2019
	Volume	Rate	Total
Increase in interest income:
Loans, including PPP	$12,593	$(7,815)	$4,778
Investment securities(1)	(7,538)	1,782	(5,756)
Cash at Federal Reserve and other banks	1,341	(2,397)	(1,056)
Total interest-earning assets	6,396	(8,430)	(2,034)
Increase (decrease) in interest expense:
Interest-bearing demand deposits	(5)	(338)	(343)
Savings deposits	29	(762)	(733)
Time deposits	(268)	(10)	(278)
Other borrowings	47	(88)	(41)
Junior subordinated debt	14	(257)	(243)
Total interest-bearing liabilities	(183)	(1,455)	(1,638)
Decrease in net interest income	$6,579	$(6,975)	$(396)
The following commentary regarding net interest income, interest income and interest expense may be best understood while referencing the Summary of Average Balances, Yields/Rates and Interest Differential and the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid shown above.
Net interest income (FTE) during the three months ended June 30, 2020 increased $332,000 or 0.51% to $64,945,000 compared to $64,613,000 during the three months ended June 30, 2019. The overall increase in net interest income (FTE) was due most notably to increases in average loan balances (including PPP), which improved interest income by $8,415,000. As an offset, the decrease in net interest income (FTE) was attributed to declines in the interest rates on loans (including PPP), which reduced interest income by $5,498,000. Also noteworthy was a reduction in average outstanding balance of investment securities from sales and maturities, which reduced interest income by $3,469,000.
Net interest income (FTE) during the six months ended June 30, 2020 decreased modestly by $396,000 or 0.30% to $128,408,000 compared to $128,804,000 during the six months ended June 30, 2019. The decrease in net interest income (FTE) was primarily from a reduction in average outstanding balance of investment securities from sales, calls and maturities, which reduced interest income by $7,538,000, followed by a reduction in interest rates on cash and due from banks leading to a further $2,397,000 decline in interest income. As an offset, increases in average loan volume attributed to $12,593,000 in additional interest margin.

Asset Quality and Loan Loss Provisioning
The Company adopted CECL on January 1, 2020. During the three months ended June 30, 2020, the Company recorded a provision for credit losses of $22,089,000, as compared to provision expense of $8,000,000 for the trailing quarter, and $537,000 during the same period in 2019.
The net increase in allowance for credit losses (ACL) as of quarter ended June 30, 2020 totaled $21,828,000. More specifically, the changes in loan volume and changes in credit quality associated with levels of classified, past due and non-performing loans, resulted in the need for a provision for credit losses of $2,685,000. However, the majority of the increase in ACL reflects potential future credit deterioration. Specifically, portfolio-wide qualitative indicators such as the outlook for changes in California Unemployment and Gross Domestic Product (GDP), resulted in a $19,143,000 increase in credit reserves on loans as of June 30, 2020. The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to rapidly evolve and included significant shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date. Management noted that the majority of economic forecasts, as of the end of the current quarter, utilized in the ACL calculation have shown a migration in the estimated timing of recovery from late 2020 as the end of the first quarter to mid-2021 or beyond.
The following provides credit quality trend data specific to the Company's loan portfolio for the periods presented:

	As of June 30,	% of Total Loans	As of March 31,	% of Total Loans	As of December 31,	% of Total Loans
(in thousands)	2020		2020		2019
Risk Rating:
Pass	$4,698,393	97.9%	$4,280,031	97.7%	$4,228,453	98.2%
Special Mention	61,883	1.3%	63,169	1.4%	44,217	1.0%
Substandard	41,129	0.8%	35,862	0.9%	34,696	0.8%
Doubtful/Loss	—		—		—
Total	$4,801,405		$4,379,062		$4,307,366

Classified loans to total loans	0.86%		0.82%		0.81%
Loans past due 30+ days to total loans	0.35%		0.67%		0.25%
Loan grading trends within the Company's portfolio have been generally consistent for the quarter ended June 30, 2020 as compared to the trailing quarter ended March 31, 2020, with non-classified loans (loans graded special mention or better) representing 99.1% and 99.2% of total loans outstanding, respectively. Loans past due 30 days or more decreased by $12,071,000 during the quarter ended June 30, 2020 to $16,622,000 to 0.35% of total loans, as compared to $28,693,000 or 0.67% of total loans at March 31, 2020. The decrease in past due balances was driven primarily by a single loan in excess of $13,000,000 that was 60 days past due as of March 31, 2020 but was brought current during the current quarter.
Loan grading trends within the Company's portfolio have been consistent for the quarter ended June 30, 2020 as compared to the quarter ended December 31, 2019, with non-classified loans representing 99.1% and 99.2% of total loans outstanding, respectively, and past due 30 days or more as a percentage of total loans were 0.35% and 0.25%, respectively.
Total non-performing loans were $20,730,000 at June 30, 2020 and $17,955,000 at March 31, 2020 and have remained generally consistent with the $16,864,000 and $20,585,000 as of December 31, 2019 and June 30, 2019, respectively. Immediately following the quarter ended June 30, 2020, two non-accrual loans totaling $2,024,000 were paid in full including approximately $160,000 in past due interest and fees.
There were no additions and two sales of other real estate owned during the three month period ended June 30, 2020. The sold properties generated $217,000 in proceeds and had a carrying value of $201,000. As of June 30, 2020, other real estate owned consisted of three properties with a carrying value of $1,922,000.

Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change
ATM and interchange fees	$5,165	$5,404	$(239)	(4.4)%
Service charges on deposit accounts	3,046	4,182	(1,136)	(27.2)%
Other service fees	734	619	115	18.6%
Mortgage banking service fees	459	475	(16)	(3.4)%
Change in value of mortgage servicing rights	(1,236)	(552)	(684)	123.9%
Total service charges and fees	8,168	10,128	(1,960)	(19.4)%
Increase in cash value of life insurance	710	746	(36)	(4.8)%
Asset management and commission income	661	739	(78)	(10.6)%
Gain on sale of loans	1,736	575	1,161	201.9%
Lease brokerage income	127	239	(112)	(46.9)%
Sale of customer checks	88	135	(47)	(34.8)%
Gain on sale of investment securities	—	—	—	nm
Gain on marketable equity securities	25	42	(17)	(40.5)%
Other	142	819	(677)	(82.7)%
Total other non-interest income	3,489	3,295	194	5.9%
Total non-interest income	$11,657	$13,423	$(1,766)	(13.2)%

Non-interest income decreased $1,766,000 or 13.2%  to $11,657,000 during the three months ended June 30, 2020 compared to $13,423,000 during the comparable 2019 quarter. Deposit account service charges declined by $1,960,000 during the comparable period as increases in average balances maintained by deposit customers caused a reduction in returned check fess of approximately $978,000. Other declines in service charge and fee income were directly related to the COVID-19 pandemic and depressed levels of foot traffic to various retail outlets, leading to fewer debit/credit transactions during the quarter. Changes in the value of mortgage servicing rights were consistent with the low rate environment and an increase in the mortgage refinance index, two of the key assumptions utilized in determining their fair value. Specifically, accelerated prepayment speeds resulting from decreases in the 15 and 30 year mortgage rates, continued to be the largest contributor to the decline in fair value of the mortgage servicing asset which decreased by $1,236,000 during the quarter, representing an additional $684,000 decline over the same period ended 2019. Conversely, mortgage loan origination volume demand increased notably during the period ended June 30, 2020 as a result of the low interest rate environment, leading to an additional $1,161,000 gain on sale of loans over the comparable quarter.

The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Six months ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change
ATM and interchange fees	$10,276	$9,985	$291	2.9%
Service charges on deposit accounts	7,092	8,062	(970)	(12.0)%
Other service fees	1,492	1,390	102	7.3%
Mortgage banking service fees	928	958	(30)	(3.1)%
Change in value of mortgage servicing rights	(2,494)	(1,197)	(1,297)	108.4%
Total service charges and fees	17,294	19,198	(1,904)	(9.9)%
Increase in cash value of life insurance	1,430	1,521	(91)	(6.0)%
Asset management and commission income	1,577	1,381	196	14.2%
Gain on sale of loans	2,627	987	1,640	166.2%
Lease brokerage income	320	459	(139)	(30.3)%
Sale of customer checks	212	275	(63)	(22.9)%
Gain on sale of investment securities	—	—	—	nm
Gain on marketable equity securities	72	78	(6)	(7.7)%
Other	(55)	1,327	(1,382)	(104.1)%
Total other non-interest income	6,183	6,028	155	2.6%
Total non-interest income	$23,477	$25,226	$(1,749)	(6.9)%

Non-interest income decreased $1,749,000 or 6.9% to $23,477,000 during the six months ended June 30, 2020 compared to $25,226,000 during the comparable six month period in 2019. Non-interest income for the six months ended June 30, 2020 as compared to the same period in 2019 was impacted by changes in the fair value of the Company’s mortgage servicing assets, as noted above, which contributed to a $1,297,000 decline. Deposit account service charges were impacted by reductions in the volume of returned check fees. Other non-interest income declined by $1,382,000, partially from decreases in the fair value of assets used to fund acquired deferred compensation plans totaling $514,000 for the six months ended June 30, 2020 as compared to the same period 2019, as well as from an absence of one-time death benefits totaling $728,000 realized during the six months ended June 30, 2019. The declines noted above were partially offset by gains from the sale of mortgage loans, which resulted from increased volume, and contributed $1,640,000 to the overall increase in non-interest income during the six months ended June 30, 2020.

Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three months ended June 30,
	2020	2019	$ Change	% Change
Base salaries, net of deferred loan origination costs	$17,277	$17,211	$66	0.4%
Incentive compensation	2,395	3,706	(1,311)	(35.4)%
Benefits and other compensation costs	7,383	5,802	1,581	27.2%
Total salaries and benefits expense	27,055	26,719	336	1.3%
Occupancy	3,398	3,738	(340)	(9.1)%
Data processing and software	3,657	3,354	303	9.0%
Equipment	1,350	1,752	(402)	(22.9)%
Intangible amortization	1,431	1,431	—	—%
Advertising	531	1,533	(1,002)	(65.4)%
ATM and POS network charges	1,210	1,270	(60)	(4.7)%
Professional fees	741	1,057	(316)	(29.9)%
Telecommunications	639	773	(134)	(17.3)%
Regulatory assessments and insurance	360	490	(130)	(26.5)%
Postage	283	315	(32)	(10.2)%
Operational losses	184	226	(42)	(18.6)%
Courier service	337	412	(75)	(18.2)%
Gain on sale of foreclosed assets	(16)	(99)	83	(83.8)%
Loss on disposal of fixed assets	15	42	(27)	(64.3)%
Other miscellaneous expense	4,530	3,684	846	23.0%
Total other non-interest expense	18,650	19,978	(1,328)	(6.6)%
Total non-interest expense	$45,705	$46,697	$(992)	(2.1)%
Average full time equivalent staff	1,124	1,138	(14)	(1.2)%
Non-interest expense decreased by $992,000 or 2.1% to $45,705,000 during the three months ended June 30, 2020 as compared to $46,697,000 for the three months ended June 30, 2019. Salary and benefit expense increased slightly by $336,000 or 1.3% to $27,055,000 during the three months ended June 30, 2020 as compared to $26,719,000 for the same period in 2019. This increase was attributed to increases in benefits and other compensations costs, partially offset by decreases in incentive compensation and a decrease in full time equivalent staff. Miscellaneous expenses also increased during the period by $846,000 or 23.0% to $4,530,000 primarily as a result of the additional non-payroll related indirect lending costs incurred with the PPP program totaling $1,479,000. Reductions in advertising expense totaled $1,002,000 or 65.4%, to $531,000 during the three months ended June 30, 2020 as compared to $1,533,000 for the same period in 2019. Additional decreases in expenditures for the quarter ended June 30, 2020 totaling $340,000, $402,000 and $316,000 were realized within occupancy, equipment and professional fees, respectively.

The following table summarizes the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Six months ended June 30,
	2020	2019	$ Change	% Change
Base salaries, net of deferred loan origination costs	$34,900	$33,968	$932	2.7%
Incentive compensation	5,496	6,273	(777)	(12.4)%
Benefits and other compensation costs	13,931	11,606	2,325	20.0%
Total salaries and benefits expense	54,327	51,847	2,480	4.8%
Occupancy	7,273	7,512	(239)	(3.2)%
Data processing and software	7,024	6,703	321	4.8%
Equipment	2,862	3,619	(757)	(20.9)%
Intangible amortization	2,862	2,862	—	—%
Advertising	1,196	2,864	(1,668)	(58.2)%
ATM and POS network charges	2,583	2,593	(10)	(0.4)%
Professional fees	1,444	1,896	(452)	(23.8)%
Telecommunications	1,364	1,570	(206)	(13.1)%
Regulatory assessments and insurance	455	1,001	(546)	(54.5)%
Postage	573	625	(52)	(8.3)%
Operational losses	405	451	(46)	(10.2)%
Courier service	668	682	(14)	(2.1)%
Gain on sale of foreclosed assets	(57)	(198)	141	(71.2)%
Loss on disposal of fixed assets	15	66	(51)	(77.3)%
Other miscellaneous expense	7,531	8,056	(525)	(6.5)%
Total other non-interest expense	36,198	40,302	(4,104)	(10.2)%
Total non-interest expense	$90,525	$92,149	$(1,624)	(1.8)%
Average full time equivalent staff	1,124	1,138	(14)	(1.2)%
Non-interest expense decreased by $1,624,000 or 1.8% to $90,525,000 during the six months ended June 30, 2020 as compared to $92,149,000 for the same period in 2019. Reductions in advertising expenses totaling $1,668,000 or 58.2% to $1,196,000 provided a benefit to the bottom line, as did declines in miscellaneous expenses totaling $525,000 or 6.5% attributed primarily to reduced travel and training expenses as a result of state-wide shelter-in-place restrictions which were partially offset by the loan documentation and administrative costs associated with PPP lending activity.
Income Taxes
The Company’s effective tax rate was 23.3% for the six months ended June 30, 2020, as compared to 27.4% for the year ended December 31, 2019. The reduction in effective tax rate was made possible through the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provided the Company with an opportunity to file amended tax returns and generate proposed refunds of approximately $805,000. Other differences between the Company's effective tax rate and applicable federal and state statutory rates are due to the proportion of non-taxable revenue and low income housing tax credits as compared to the levels of pre-tax earnings.

Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. Organic growth, inclusive of seasonal fluctuation, also contributes to the year-over-year balance sheet changes. During the most recent quarter, loan growth of $422,343,000 was primarily attributed to the PPP program, as total loan balances, excluding PPP, were effectively unchanged. Similarly, deposit increases of $845,560,000 was largely credit to the PPP program as non-interest bearing deposit balances associated with PPP recipients increase by approximately $412,725,000 during the same period. Expansion of Federal stimulus programs and the delay of 2019 income tax payments is also attributed to the significant deposit growth during the quarter. Investment balances declined by $28,298,000 during the quarter ended June 30, 2020 due to prepayment and maturity of debt securities.

The following is a comparison of the quarterly change in certain assets and liabilities:

($‘s in thousands)	As of June 30, 2020	As of March 31, 2020	$ Change	Annualized % Change
Ending balances
Total assets	$7,360,071	$6,474,309	$885,762	54.7%
Total loans	4,801,405	4,379,062	422,343	38.6%
Total investments	1,353,728	1,382,026	(28,298)	(8.2)%
Total deposits	6,248,258	5,402,698	845,560	62.6%
Total noninterest-bearing deposits	2,487,120	1,883,143	603,977	128.3%
Total other borrowings	38,544	19,309	19,235	398.5%
The following is a comparison of the year over year change in certain assets and liabilities:

	As of June 30,		$ Change	% Change
($‘s in thousands)	2020	2019
Ending balances
Total assets	$7,360,071	$6,395,172	$964,899	15.1%
Total loans	4,801,405	4,103,687	697,718	17.0%
Total investments	1,353,728	1,566,720	(212,992)	(13.6)%
Total deposits	6,248,258	5,342,173	906,085	17.0%
Total noninterest-bearing deposits	2,487,120	1,780,339	706,781	39.7%
Total other borrowings	38,544	13,292	25,252	190.0%
Investment Securities
Investment securities available for sale increased $46,142,000 to $996,280,000 as of June 30, 2020, compared to December 31, 2019. This increase is primarily supported by deposit growth and available cash reserves. There were no proceeds from the sale of, or transfers of available-for-sale investment securities to held-to-maturity, or vice versa, during the six month periods ended June 30, 2020 and 2019, respectively.
The following table presents the available for sale debt securities portfolio by major type as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$434,814	43.6%	$472,980	49.8%
Obligations of states and political subdivisions	109,646	11.0%	109,601	11.5%
Corporate bonds	2,570	0.3%	2,532	0.3%
Asset backed securities	449,250	45.1%	365,025	38.4%
Total debt securities available for sale	$996,280	100.0%	$950,138	100.0%

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$324,976	96.4%	$361,785	96.3%
Obligations of states and political subdivisions	12,189	3.6%	13,821	3.7%
Total debt securities held to maturity	$337,165	100.0%	$375,606	100.0%

Investment securities held to maturity decreased $38,441,000 to $337,165,000 as of June 30, 2020, as compared to December 31, 2019. This decrease is attributable to principal repayments of $37,905,000, and amortization of net purchase premiums of $536,000.
Loans
The Company concentrates its lending activities in six principal areas: commercial real estate loans, consumer loans, commercial and industrial loans, construction loans, agriculture production loans and leases. The interest rates charged for the loans made by the Company vary with the degree of risk, the size and maturity of the loans, the borrower’s relationship with the Company and prevailing money market rates indicative of the Company’s cost of funds.
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
The following table shows the Company’s loan balances, net deferred loan costs and discounts, as of the dates indicated:

(dollars in thousands)	June 30, 2020		December 31, 2019
Commercial real estate	$2,905,485	60.5%	$2,818,782	65.4%
Consumer	945,669	19.7%	955,050	22.2%
Commercial and industrial	634,481	13.2%	249,791	5.8%
Construction	278,566	5.8%	249,827	5.8%
Agriculture production	35,441	0.7%	32,633	0.8%
Leases	1,763	0.01%	1,283	0.01%
Total loans	$4,801,405	100.0%	$4,307,366	100.0%

At June 30, 2020 loans, including net deferred loan costs and discounts, totaled $4,801,405,000 which was a $422,343,000 (38.6%) annualized increase over the balances at December 31, 2019. During the quarter ended June 30, 2020, the Company originated more than 2,900 loans under the Payment Protection Program (PPP), with a total balance outstanding of $423,431,000 as of quarter end. In connection with the origination of these loans, the Company generated approximately $15,680,000 in loan fees that will be amortized over the two-year term of the loans, offset by deferred loan costs of approximately $756,000. As of June 30, 2020 the net deferred fee to be recognized by the Company related to PPP loans totaled $13,300,000.
Nonperforming Assets
The following tables set forth the amount of the Company’s nonperforming assets ("NPA") as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(dollars in thousands)	June 30, 2020	December 31, 2019
Performing nonaccrual loans	$11,407	$11,266
Nonperforming nonaccrual loans	10,136	5,579
Total nonaccrual loans	21,543	16,845
Loans 90 days past due and still accruing	31	19
Total nonperforming loans	21,574	16,864
Foreclosed assets	1,922	2,541
Total nonperforming assets	$23,496	$19,405
Nonperforming assets to total assets	0.32%	0.30%
Nonperforming loans to total loans	0.45%	0.39%
Allowance for credit losses to nonperforming loans	369%	182%

Changes in nonperforming assets during the three months ended June 30, 2020

(in thousands)	Balance at March 31, 2020	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades		Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at June 30, 2020
Commercial real estate:
CRE non-owner occupied	$687	—	(10)		—	—	$677
CRE owner occupied	1,610	1,009	(210)		—	—	2,409
Multifamily	2,024	—	—				2,024
Farmland	1,194	765	(140)		—	—	1,819
Total commercial real estate loans	5,515	1,774	(360)		—	—	6,929
Consumer
SFR 1-4 1st DT liens	5,784	1,053	(107)		(11)	—	6,719
SFR HELOCs and junior liens	4,864	1,118	(294)		(23)	—	5,665
Other	139	135	(3)		(165)	—	106
Total consumer loans	10,787	2,306	(404)		(199)	—	12,490
Commercial and industrial	1,628	421	(125)		(214)	—	1,710
Construction	—	—	—		—	—	—
Agriculture production	25	426	(6)		—	—	445
Leases	—	—	—		—	—	—
Total nonperforming loans	17,955	4,927	(895)		(413)	—	21,574
Foreclosed assets	2,229	—	(201)		(106)	—	1,922
Total nonperforming assets	$20,184	4,927	(1,096)	—	(519)	—	$23,496
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the three months ended June 30, 2020 $3,312,000 (16.4%) to $23,496,000 at June 30, 2020 compared to $20,184,000 at December 31, 2019. The increase in nonperforming assets during the second quarter of 2020 was primarily the result of new nonperforming loans of $4,927,000, which were partially offset by pay-downs of $1,096,000 and write-downs of $519,000.
Non performing loans added during the second quarter of 2020 were primarily within CRE owner occupied and consumer SFR 1-4 1st DT and HELOC loans, both of which are secured by real estate. SFR non-performing added $2,171,000 and CRE owner occupied added $1,009,000 during the quarter ended June 30, 2020. The new non performing SFR consumer loans were not concentrated amongst any one borrower, with the two largest individual loans totaling $573,000 and $276,000. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the specific loan loss reserves associated with these loans is sufficient as of June 30, 2020.
Loan charge-offs during the three months ended June 30, 2020
In the second quarter of 2020, the Company recorded $413,000 in loan charge-offs and $78,000 in deposit overdraft charge-offs less $174,000 in loan recoveries and $56,000 in deposit overdraft recoveries resulting in $261,000 of net recoveries. Loan charge-offs were not concentrated within any single loan or borrower relationship and were comprised entirely of individual charges of less than $100,000 each.

Changes in nonperforming assets during the six months ended June 30, 2020

(in thousands)	Balance at December 31, 2019	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades		Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at June 30, 2020
Commercial real estate:
CRE non-owner occupied	$642	66	(31)		—	—	$677
CRE owner occupied	1,408	1,254	(253)		—	—	2,409
Multifamily	2,024	—	—		—	—	2,024
Farmland	1,242	765	(188)		—	—	1,819
Total commercial real estate loans	5,316	2,085	(472)		—	—	6,929
Consumer
SFR 1-4 1st DT liens	5,191	2,038	(499)		(11)	—	6,719
SFR HELOCs and junior liens	4,217	2,132	(661)		(23)	—	5,665
Other	51	249	(6)		(188)	—	106
Total consumer loans	9,459	4,419	(1,166)		(222)	—	12,490
Commercial and industrial	2,050	876	(622)		(594)	—	1,710
Construction	—	—	—		—	—	—
Agriculture production	39	426	(20)		—	—	445
Leases	—	—	—		—	—	—
Total nonperforming loans	16,864	7,806	(2,280)		(816)	—	21,574
Foreclosed assets	2,229	—	(201)		(106)	—	1,922
Total nonperforming assets	$19,093	7,806	(2,481)	—	(922)	—	$23,496

Nonperforming assets increased during the first six months of 2020 by $4,403,000 (23.1%) to $23,496,000 at June 30, 2020 compared to $19,093,000 at December 31, 2019. The increase in nonperforming assets during the second quarter of 2020 was primarily the result of new nonperforming loans of $7,806,000, which were partially offset by pay-downs of $2,481,000 and write-downs of $922,000.
Loan charge-offs during the six months ended June 30, 2020
During the six months ended June 30, 2020, the Company recorded $816,000 in loan charge-offs and $185,000 in deposit overdraft charge-offs less $1,010,000 in loan recoveries and $112,000 in deposit overdraft recoveries resulting in $121,000 of net recoveries for the year to date period.
The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses as of the dates indicated:

(dollars in thousands)	June 30, 2020	March 31, 2020	January 1, 2020	December 31, 2019
Allowance for credit losses:
Qualitative and forecast factor allowance	$48,548	$29,250	$21,830	$13,476
Cohort model allowance reserves	30,061	27,699	26,900	16,205
Total allowance for credit losses	78,609	56,949	48,730	29,681
Allowance for individually evaluated loans	1,130	962	799	935
Allowance for PCD loan losses	—	—	—	n/a
Allowance for PCI loan losses	n/a	n/a	n/a	6
Total allowance for credit losses	$79,739	$57,911	$49,529	$30,616
Allowance for credit losses for loans	1.66%	1.32%	1.16%	0.71%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. Based on the current conditions of the loan portfolio, management believes that the $79,739,000 allowance for loan losses at June 30, 2020 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for loan losses as of the dates indicated:

	June 30, 2020		January 1, 2020		December 31, 2019
Commercial real estate	$44,850	56.2%	23,843	48.1%	$11,995	39.2%
Consumer	23,165	29.1%	18,368	37.1%	10,084	32.9%
Commercial and industrial	4,018	5.0%	2,906	5.9%	4,867	15.9%
Construction	6,775	8.5%	4,321	8.7%	3,388	11.1%
Agriculture production	919	1.2%	82	0.2%	261	0.9%
Leases	12	0.02%	9	0.02%	21	0.1%
Total allowance for credit losses	$79,739	100.0%	49,529	100.0%	$30,616	100.0%
The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

	June 30, 2020		January 1, 2020		December 31, 2019
Commercial real estate	$2,905,485	1.54%	$2,818,782	0.85%	$2,818,782	0.42%
Consumer	945,669	2.45%	955,050	1.92%	955,050	1.05%
Commercial and industrial	634,481	0.63%	249,791	1.16%	249,791	1.81%
Construction	278,566	2.43%	249,827	1.73%	249,827	1.36%
Agriculture production	35,441	2.59%	32,633	0.25%	32,633	1.82%
Leases	1,763	0.68%	1,283	0.70%	1,283	1.63%
Total allowance for credit losses	$4,801,405	1.66%	$4,307,366	1.15%	$4,307,366	0.71%

The following table summarizes the activity in the allowance for credit losses for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Allowance for credit losses:
Balance at beginning of period	$57,911	$32,064	$30,616	$32,582
Impact of adoption from ASU 2016-13	—	—	18,913	—
Provision for (reversal of) loan losses	22,089	537	30,089	(1,063)
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—	—	—
CRE owner occupied	—	—	—	—
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	(11)	(2)	(11)	(2)
SFR HELOCs and junior liens	(23)	—	(23)	—
Other	(243)	(153)	(373)	(360)
Commercial and industrial	(214)	(138)	(594)	(657)
Construction	—	—	—	—
Agriculture production	—	—	—	—
Leases	—	—	—	—
Total loans charged-off	(491)	(293)	(1,001)	(1,019)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	5	6	193	1,383
CRE owner occupied	4	4	9	8
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
Home equity lines	2	3	412	5
Home equity loans	92	354	140	536
Other consumer	72	108	167	183
Commercial and industrial	55	84	181	242
Construction	—	—	—	—
Agriculture production	—	1	20	11
Leases	—	—	—	—
Total recoveries of previously charged-off loans	230	560	1,122	2,368
Net (charge-offs) recoveries	(261)	267	121	1,349
Balance at end of period	$79,739	$32,868	$79,739	$32,868
Average total loans	$4,656,050	$4,044,044	$4,492,704	$4,033,954
Ratios (annualized):
Net recoveries (charge-offs) during period to average loans outstanding during period	(0.02)%	0.03%	0.01%	0.07%
Provision for loan losses (benefit from reversal of) to average loans outstanding during period	1.90%	0.05%	1.34%	(0.05)%

Foreclosed Assets, Net of Allowance for Losses
The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the period indicated:

(in thousands)	Balance at December 31, 2019	Sales	Valuation Adjustments	Transfers from Loans	Balance at June 30, 2020
Land & Construction	$312	$(312)	$—	$—	$—
Residential real estate	1,048	(201)	(106)	—	741
Commercial real estate	1,181	—	—	—	1,181
Total foreclosed assets	$2,541	$(513)	$(106)	$—	$1,922

Deposits
During the three and six months ended June 30, 2020, the Company’s deposits increased $845,560,000 and $881,264,000, respectively, to $6,248,258,000. Included in the June 30, 2020 and December 31, 2019 certificate of deposit balances are $30,000,000, respectively, from the State of California. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company.
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
On November 12, 2019 the Board of Directors approved the authorization to repurchase up to 1,525,000 shares of the Company's common stock (the 2019 Repurchase Plan), which approximates 5.0% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the program is subject to change. The 2019 Repurchase Plan has no expiration date. During the three and six months ended June 30, 2020, the Company repurchased 259,993 and 813,862 shares with a market value of $7,669,000 and $24,809,000, respectively.
The Company’s primary capital resource is shareholders’ equity, which was $885,686,000 at June 30, 2020. This amount represents an increase of $19,260,000 during the quarter ended June 30, 2020 primarily as a result of an improvement in unrealized gains (losses), net of tax, on investment securities totaling $25,751,000 and net income of $7,430,000, partially offset by $8,009,000 in common stock repurchases. The Company’s ratio of equity to total assets was 13.4% and 14.0% as of June 30, 2020 and December 31, 2019, respectively. We believe that the Company and the Bank were in compliance with applicable minimum capital requirements set forth in the final Basel III Capital rules as of June 30, 2020. The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	June 30, 2020		December 31, 2019
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total capital	15.13%	10.50%	15.07%	9.25%
Tier I capital	13.87%	8.50%	14.40%	7.25%
Common equity Tier 1 capital	12.76%	7.00%	13.29%	5.75%
Leverage	10.28%	4.00%	11.55%	4.00%
See Note 8 and Note 14 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

As of June 30, 2020, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.
Liquidity
The Company’s principal source of asset liquidity is cash at the Federal Reserve Bank of San Francisco (“Federal Reserve”) and other banks and marketable investment securities available for sale. As of June 30, 2020, Federal Reserve cash reserve ratios have been temporarily reduced to zero as a response to the COVID-19 pandemic. The Company’s profitability during the first six months of 2020 generated cash flows from operations of $63,705,000 compared to $33,869,000 during the first six months of 2019. Net cash used by investing activities was $497,490,000 for the six months ended June 30, 2020, compared to net cash used by investing activities of $47,403,000 during the six months ending 2019. Financing activities used $863,130,000 during the six months ended June 30, 2020, compared to $38,415,000 provided during the six months ended June 30, 2019. Deposit balance changes increased available liquidity by $881,264,000 during the six months ended June 30, 2020, compared to a decrease of $24,293,000 for financing activity during the same period in 2020. Dividends paid used $13,208,000 and $11,575,000 of cash during the six months ended June 30, 2020 and 2019, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates occurring subsequent to December 31, 2019, the following update of the Company’s assessment of market risk as of June 30, 2020 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2019.
Subsequent to December 31, 2019, declines in several market interest rates, including many rates that serve as reference indices for variable rate loans declined markedly from previous levels. As of December 31, 2019 the Company's loan portfolio consisted of approximately $4,346,723,000 in outstanding principal with a weighted average rate of 4.89%. As of June 30, 2020 the Company's loan portfolio consisted of approximately $4,854,000,000 in outstanding principal balances with weighted average coupon rate of 4.37%, inclusive of the PPP program loans. Excluding these loans, the Company's loan portfolio has approximately $4,417,000,000 outstanding with a weighted average coupon rate of 4.70% as of June 30, 2020. Included in this June 30, 2020 loan total exclusive of PPP loans, are variable rate loans totaling $2,984,000,000 of which 86.5% or $2,582,000,000 were at their floor rate. The remaining variable rate loans totaling $402,000,000, which carried a weighted average coupon rate of 5.13% as of June 30, 2020, are subject to further rate adjustment. If those remaining variable rate loans were to collectively, through future rate adjustments, be reduced to their respective floors, they would have a weighted average coupon rate of approximately 4.37% which would result in the reduction of the weighted average coupon rate of the total loan portfolio, exclusive of PPP loans, from 4.70% to approximately 4.64%.
As of June 30, 2020 the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was less than 1.00%. Based on the historical nature of these rates in the United States not falling below zero, management believes that a shock scenario that reduces interest rates below zero would not provide meaningful results and therefore, have not been modeled. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous shock scenario over a twelve month period utilizing the Company's specific mix of interest earning assets and interest bearing liabilities as of June 30, 2020.

Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+200 (shock)	5.3%	31.8%
+100 (shock)	2.6%	18.8%
+ 0 (flat)	—	—
-100 (shock)	0.6%	(38.5)%
-200 (shock)	nm	nm
Item 4. Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
During the three and six months ended June 30, 2020, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
Item 1A - Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A, "Risk Factors" in the Company’s 2019 Annual Report on Form 10-K. The following represents a material change in our risk factors from those disclosed in the Company's 2019 Annual Report on Form 10-K.

The novel coronavirus, COVID-19, has adversely affected our business, financial condition, results of operations and our liquidity and will likely continue to for the foreseeable future. The effects depend on future developments, which are highly uncertain and are difficult to predict.

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

The Federal Reserve lowered the primary credit rate by 50 and 100 basis points on March 3 and March 15, 2020, respectively, for a total of 150 basis points to 0.25% to mitigate the effects of the COVID-19 pandemic and to support the liquidity and stability of banking institutions as they serve the increased demand for credit. We expect a long duration of reduced interest rates to negatively impact our net interest income, margin, cost of borrowing and future profitability and to have a material adverse effect on our financial results for the remainder of 2020.

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
•the negative effect on earnings resulting from the Bank modifying loans and agreeing to loan payment deferrals due to the COVID-19 crisis;
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
•declines in the value of securities we own, credit ratings downgrades, deterioration in issuers’ financial condition or a decline in the liquidity for debt securities;

•operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions;
•reduced workforce numbers or capacity which may be caused by, but not limited to, illness, quarantine, stay at home or other government mandates, or difficulties transitioning back to an in-office environment;
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
•a protracted COVID-19 pandemic could further negatively affect the carrying amount of our goodwill, indefinite-lived intangibles and long-lived assets and result in realized losses on our financial assets, which would adversely impact our results of operations and the ability of certain of our bank subsidiary to pay dividends to us;
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

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, it is not possible to predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. However, we believe the effects will have (at least in the short term) a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Our Bank's participation in the Paycheck Protection Program could expose us to additional risks.

Federal and state governments have enacted laws intending to stimulate the economy in light of the business and market disruptions related to COVID-19. President Trump signed into law three economic stimulus packages, including the $2.0 trillion Coronavirus Relief and Economic Security Act on March 26, 2020, which, among other things, initiated the PPP. On April 16, 2020, the original $349.0 billion of funding under the PPP was exhausted, and on April 24, 2020, the Federal Government allocated an additional $310.0 billion to the program. Our Bank participated as a lender in both the initial and second rounds of the PPP, which was designed to help small businesses maintain their workforce during the COVID-19 pandemic. As of June 30, 2020, we have made 2,908 loans totaling $436.7 million under the Payment Protection Program.

We understand that these loans are fully guaranteed by the SBA and believe the majority of these loans will be forgiven. However, there can be no assurance that the borrowers will use or have used the funds appropriately or will have satisfied the staffing or payment requirements to qualify for forgiveness in whole or in part. Any portion of the loan that is not forgiven must be repaid by the borrower. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by us, which may or may not be related to an ambiguity in the laws, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if we have already been paid under the guaranty, seek recovery from us of any loss related to the deficiency.

Since the opening of the PPP, several other large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of similar litigation, from both customers and non-customers that approached us regarding PPP loans, regarding its processes and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to the Bank, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the periods indicated:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1-30, 2020	277,001	$29.53	259,993	971,131
May 1-31, 2020	2,252	$26.24	—	711,138
June 1-30, 2020	60,250	$29.86	—	711,138
Total	339,503	$29.57	259,993
(1)Includes shares purchased by the Company’s Employee Stock Ownership Plan in open market purchases and tendered by employees pursuant to various other equity incentive plans. See Notes 8 and 9 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.
(2)Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 8 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchase plan.
Item 6 – Exhibits
EXHIBIT INDEX

Exhibit No.	Exhibit

10.1*	Form of 2020 Performance Award Agreement and Grant Notice pursuant to TriCo Bancshares' 2019 Equity Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES
(Registrant)

Date: August 10, 2020	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)