Form 10-Q
period 2020-09-30
TRICO BANCSHARES /
filed 2020-11-06
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: September 30, 2020

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
Common stock, no par value: 29,769,389 shares outstanding as of November 6, 2020.

1

TriCo Bancshares
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	September 30, 2020	December 31, 2019
Assets:
Cash and due from banks	$71,034	$92,816
Cash at Federal Reserve and other banks	581,548	183,691
Cash and cash equivalents	652,582	276,507
Investment securities:
Marketable equity securities	3,032	2,960
Available for sale debt securities, net of allowance for credit losses of $—	1,142,957	950,138
Held to maturity debt securities, net of allowance for credit losses of $—	310,696	375,606
Restricted equity securities	17,250	17,250
Loans held for sale	6,570	5,265
Loans	4,826,338	4,307,366
Allowance for credit losses	(87,575)	(30,616)
Total loans, net	4,738,763	4,276,750
Premises and equipment, net	84,856	87,086
Cash value of life insurance	120,026	117,823
Accrued interest receivable	19,557	18,897
Goodwill	220,872	220,872
Other intangible assets, net	19,264	23,557
Operating leases, right-of-use	28,879	27,879
Other assets	84,495	70,591
Total assets	$7,449,799	$6,471,181
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,517,819	$1,832,665
Interest-bearing	3,822,769	3,534,329
Total deposits	6,340,588	5,366,994
Accrued interest payable	1,571	2,407
Operating lease liability	28,894	27,540
Other liabilities	91,902	91,984
Other borrowings	27,055	18,454
Junior subordinated debt	57,527	57,232
Total liabilities	6,547,537	5,564,611
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, no par value: 50,000,000 shares authorized; 29,769,389 and 30,523,824 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	531,075	543,998
Retained earnings	365,611	367,794
Accumulated other comprehensive income (loss), net of tax	5,576	(5,222)
Total shareholders’ equity	902,262	906,570
Total liabilities and shareholders’ equity	$7,449,799	$6,471,181

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$58,039	$56,999	$172,706	$166,888
Investments:
Taxable securities	6,153	9,864	21,830	30,876
Tax exempt securities	848	961	2,704	3,095
Dividends	223	308	807	973
Interest bearing cash at Federal Reserve and other banks	175	757	1,056	2,694
Total interest and dividend income	65,438	68,889	199,103	204,526
Interest expense:
Deposits	1,412	3,050	5,776	8,768
Other borrowings	4	334	13	384
Junior subordinated debt	568	817	2,009	2,501
Total interest expense	1,984	4,201	7,798	11,653
Net interest income	63,454	64,688	191,305	192,873
Provision for (reversal of) credit losses	7,649	(329)	37,963	(1,392)
Net interest income after credit loss provision (reversal)	55,805	65,017	153,342	194,265
Non-interest income:
Service charges and fees	10,469	10,590	27,763	29,788
Gain on sale of loans	3,035	1,236	5,662	2,223
Gain on sale of investment securities	7	107	7	107
Asset management and commission income	667	721	2,244	2,102
Increase in cash value of life insurance	773	773	2,203	2,294
Other	186	681	735	2,820
Total non-interest income	15,137	14,108	38,614	39,334
Non-interest expense:
Salaries and related benefits	29,321	26,899	83,648	78,746
Other	17,393	19,445	53,365	59,747
Total non-interest expense	46,714	46,344	137,013	138,493
Income before provision for income taxes	24,228	32,781	54,943	95,106
Provision for income taxes	6,622	9,386	13,786	25,924
Net income	$17,606	$23,395	$41,157	$69,182
Per share data:
Basic earnings per share	$0.59	$0.77	$1.37	$2.27
Diluted earnings per share	$0.59	$0.76	$1.37	$2.25
Dividends per share	$0.22	$0.22	$0.66	$0.60

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$17,606	$23,395	$41,157	$69,182
Other comprehensive income, net of tax:
Unrealized gains on available for sale securities arising during the period	3,266	3,697	7,069	19,378
Change in minimum pension liability	1,691	—	2,817	—
Change in joint beneficiary agreements	—	—	912	—
Other comprehensive income	4,957	3,697	10,798	19,378
Comprehensive income	$22,563	$27,092	$51,955	$88,560
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2019	30,502,757	$542,939	$335,145	$(2,198)	$875,886
Net income			23,395		23,395
Other comprehensive income				3,697	3,697
Stock options exercised	9,000	146			146
RSU vesting		296			296
PSU vesting		102			102
RSUs released	4,250				—
PSUs released	—				—
Repurchase of common stock	(3,820)	(68)	(79)		(147)
Dividends paid ($0.22 per share)			(6,710)		(6,710)
Three months ended September 30, 2019	30,512,187	$543,415	$351,751	$1,499	$896,665

Balance at June 30, 2020	29,759,209	$530,422	$354,645	$619	$885,686
Net income			17,606		17,606
Other comprehensive income				4,957	4,957
Stock options exercised	16,000	259			259
RSU vesting		383			383
PSU vesting		162			162
RSUs released	2,619				—
PSUs released	—				—
Repurchase of common stock	(8,439)	(151)	(91)		(242)
Dividends paid ($0.22 per share)			(6,549)		(6,549)
Three months ended September 30, 2020	29,769,389	$531,075	$365,611	$5,576	$902,262

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	30,417,223	$541,762	$303,490	$(17,879)	$827,373
Net income			69,182		69,182
Other comprehensive income				19,378	19,378
Stock options exercised	166,000	2,646			2,646
RSU vesting		863			863
PSU vesting		350			350
RSUs released	30,461				—
PSUs released	22,237				—
Repurchase of common stock	(123,734)	(2,206)	(2,636)		(4,842)
Dividends paid ($0.60 per share)			(18,285)		(18,285)
Nine months ended September 30, 2019	30,512,187	$543,415	$351,751	$1,499	$896,665

Balance at January 1, 2020	30,523,824	$543,998	$367,794	$(5,222)	$906,570
Cumulative change from adoption of ASU 2016-13			(12,983)		(12,983)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	30,523,824	543,998	354,811	(5,222)	893,587
Net income			41,157		41,157
Other comprehensive income				10,798	10,798
Stock options exercised	32,000	547			547
RSU vesting		1,018			1,018
PSU vesting		458			458
RSUs released	31,708				—
PSUs released	20,265				—
Repurchase of common stock	(838,408)	(14,946)	(10,599)		(25,545)
Dividends paid ($0.66 per share)			(19,758)		(19,758)
Nine months ended September 30, 2020	29,769,389	$531,075	$365,611	$5,576	$902,262

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the nine months ended September 30,
	2020	2019
Operating activities:
Net income	$41,157	$69,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	4,778	5,273
Amortization of intangible assets	4,293	4,293
Provision for (reversal of) credit losses	37,963	(1,392)
Amortization of investment securities premium, net	1,747	2,050
Gain on sale of investment securities	(7)	(107)
Originations of loans for resale	(152,968)	(92,002)
Proceeds from sale of loans originated for resale	156,347	89,506
Gain on sale of loans	(5,662)	(2,223)
Change in market value of mortgage servicing rights	2,258	1,652
Provision for losses on foreclosed assets	—	56
Gain (loss) on transfer of loans to foreclosed assets	128	(151)
Gain on sale of foreclosed assets	(57)	(246)
Operating lease expense payments	(3,716)	(3,683)
Loss on disposal of fixed assets	37	82
Increase in cash value of life insurance	(2,203)	(2,294)
Gain on life insurance death benefit	—	(831)
Gain on marketable equity securities	(72)	(100)
Equity compensation vesting expense	1,476	1,213
Change in:
Interest receivable	(660)	1,207
Interest payable	(836)	850
Accretion (amortization) of operating lease ROUA	4,070	(463)
Other assets and liabilities, net	(9,489)	4,394
Net cash from operating activities	78,584	76,266
Investing activities:
Proceeds from maturities of securities available for sale	114,122	69,278
Proceeds from maturities of securities held to maturity	64,054	50,738
Proceeds from sale of available for sale securities	229	125,247
Purchases of securities available for sale	(298,018)	(37,253)
Loan origination and principal collections, net	(518,564)	(159,991)
Proceeds from sale of other real estate owned	570	1,255
Proceeds from sale of premises and equipment	—	—
Purchases of premises and equipment	(2,340)	(3,070)
Net cash (used by) from investing activities	(639,947)	46,204
Financing activities:
Net change in deposits	973,594	(71,059)
Net change in other borrowings	8,601	584
Repurchase of common stock, net of option exercises	(24,999)	(2,196)
Dividends paid	(19,758)	(18,285)
Exercise of stock options	—	—
Net cash (used by) from financing activities	937,438	(90,956)
Net change in cash and cash equivalents	376,075	31,514
Cash and cash equivalents, beginning of period	276,507	227,533
Cash and cash equivalents, end of period	$652,582	$259,047
Supplemental disclosure of noncash activities:
Unrealized gain on securities available for sale	$10,036	$27,511
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	736	4,842
Obligations incurred in conjunction with leased assets	4,161	32,162
Loans transferred to foreclosed assets	157	331
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	8,634	10,803
Cash paid for income taxes	26,000	25,950
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
The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. All adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,727,699 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet.
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

Allowance for Credit Losses - Held to Maturity Securities
The Company measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on held-to-maturity (HTM) debt securities totaled $795,000 at September 30, 2020 and is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current condition and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized.
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
On January 1, 2020 the Company adopted ASU 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates step two of the goodwill impairment test (the hypothetical purchase price allocation used to determine the implied fair value of goodwill) when step one (determining if the carrying value of a reporting unit exceeds its fair value) is failed. Instead, entities simply will compare the fair value of a reporting unit to its carrying amount and record goodwill impairment for the amount by which the reporting unit’s carrying amount exceeds its fair value. There was no goodwill impairment recorded during the three and nine month periods ended September 30, 2020.
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
Accounting Standards Pending Adoption
FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance also promotes consistent application and simplification of GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU No. 2019-12 will be effective for the Company beginning January 1, 2021 and is not expected to have a significant impact on the Company’s consolidated financial statements.
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
Note 2 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	September 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$556,295	$17,821	$(228)	$—	$573,888
Obligations of states and political subdivisions	107,840	4,898	(13)	—	112,725
Corporate bonds	2,451	101	—	—	2,552
Asset backed securities	462,948	450	(9,606)	—	453,792
Total debt securities available for sale	$1,129,534	$23,270	$(9,847)	$—	$1,142,957

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$299,797	$14,363	$—	$314,160	$—
Obligations of states and political subdivisions	10,899	399	—	11,298	—
Total debt securities held to maturity	$310,696	$14,762	$—	$325,458	$—

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$466,139	$7,261	$(420)	$472,980
Obligations of states and political subdivisions	106,373	3,229	(1)	109,601
Corporate bonds	2,430	102	—	2,532
Asset backed securities	371,809	129	(6,913)	365,025
Total debt securities available for sale	$946,751	$10,721	$(7,334)	$950,138
Debt Securities Held to Maturity
Obligations of U.S. government agencies	361,785	6,072	(480)	367,377
Obligations of states and political subdivisions	13,821	327	—	14,148
Total debt securities held to maturity	$375,606	$6,399	$(480)	$381,525
Proceeds from the sale of investment securities totaled $229,000 and $125,247,000 during the nine month periods ended September 30, 2020 and 2019, respectively. Gross realized gains from the sale of investment securities totaled $7,000 during the three and nine months ended September 30, 2020, respectively. There were no gross realized losses on the sale of securities during 2020. Gross realized gains from the sale of investment securities totaled $335,000 during the three and nine months ended September 30, 2019, respectively. Gross realized losses from the sale of investment securities during the three and nine months ended September 30, 2019 totaled $228,000. Investment securities with an aggregate carrying value of $460,317,000 and $466,321,000 at September 30, 2020 and December 31, 2019, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at September 30, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2020, obligations of U.S. government corporations and agencies with a cost basis totaling $856,092,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At September 30, 2020, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 2.76 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.
As of September 30, 2020, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$—	$—	$—	$—
Due after one year through five years	138,993	139,469	—	—
Due after five years through ten years	142,939	143,492	20,439	21,485
Due after ten years	847,602	859,996	290,257	303,973
Totals	$1,129,534	$1,142,957	$310,696	$325,458
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

September 30, 2020:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$152,656	$(228)	$—	$—	$152,656	$(228)
Obligations of states and political subdivisions	963	(13)	—	—	963	(13)
Asset backed securities	92,463	(1,495)	296,841	(8,111)	389,304	(9,606)
Total debt securities available for sale	$246,082	$(1,736)	$296,841	$(8,111)	$542,923	$(9,847)

December 31, 2019:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$36,709	$(309)	$23,852	$(111)	$60,561	$(420)
Obligations of states and political subdivisions	778	(1)	—	—	778	(1)
Asset backed securities	237,463	(4,535)	99,981	(2,378)	337,444	(6,913)
Total debt securities available for sale	$274,950	$(4,845)	$123,833	$(2,489)	$398,783	$(7,334)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$18,813	(142)	$62,952	$(338)	$81,765	$(480)
Obligations of U.S. government agencies: The unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases and illiquidity. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment.Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded. At September 30, 2020, 13 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of 0.15% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of September 30, 2020. At September 30, 2020, one (1) debt security representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 1.33% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors for these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through September 30, 2020 has not experienced any deterioration in credit rating. At September 30, 2020, 9 asset backed securities had unrealized losses with aggregate depreciation of 2.41% from the Company’s amortized cost basis. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of September 30, 2020.
The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	September 30, 2020		December 31, 2019
	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
	(In thousands)		(In thousands)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$299,797	$—	$361,785	$—
Obligations of states and political subdivisions	10,899	—	13,136	685
Total debt securities held to maturity	$310,696	$—	$374,921	$685

Note 3 – Loans
A summary of loan balances follows:

(in thousands)	September 30, 2020	December 31, 2019
Commercial real estate:
CRE non-owner occupied	$1,600,284	$1,609,556
CRE owner occupied	581,090	546,434
Multifamily	602,199	517,725
Farmland	152,849	145,067
Total commercial real estate loans	2,936,422	2,818,782
Consumer:
SFR 1-4 1st DT liens	511,759	509,508
SFR HELOCs and junior liens	332,820	362,886
Other	82,256	82,656
Total consumer loans	926,835	955,050
Commercial and industrial	633,897	249,791
Construction	284,933	249,827
Agriculture production	40,613	32,633
Leases	3,638	1,283
Total loans, net of deferred loan fees and discounts	4,826,338	4,307,366
Total principal balance of loans owed, net of charge-offs	4,875,675	4,351,725
Unamortized net deferred loan fees	(20,767)	(8,927)
Discounts to principal balance of loans owed, net of charge-offs	(28,570)	(35,432)
Total loans, net of unamortized deferred loan fees and discounts	4,826,338	4,307,366
Allowance for credit losses on loans	$(87,575)	$(30,616)

As of the quarter ended September 30, 2020, the total balance outstanding of PPP loans, which are included in commercial and industrial loans, was $437,793,000 (approximately 2,900 loans) as compared to total PPP originations of $438,510,000. Included in the balance of outstanding PPP loans as of September 30, 2020 are approximately 1,420 loans with outstanding balances of less than $50,000 each and with a total balance outstanding of approximately $32,296,000. In connection with the origination of these loans, the Company earned approximately $15,735,000 in loan fees, offset by deferred loan costs of approximately $763,000, the net of which will be recognized over the earlier of loan maturity, repayment or receipt of forgiveness confirmation. As of September 30, 2020 there was approximately $11,846,000 in net deferred fee income expected to be recognized. During the three and nine months ended September 30, 2020, the Company recognized $2,603,000 and $4,959,000, respectively, in interest and fees on PPP loans.

Note 4 – Allowance for Credit Losses on Loans
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for Loan Losses – Three Months Ended September 30, 2020
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial real estate:
CRE non-owner occupied	$26,091	$—	$23	$2,733	$28,847
CRE owner occupied	8,710	—	1	914	9,625
Multifamily	8,581	—	—	1,451	10,032
Farmland	1,468	—	—	322	1,790
Total commercial real estate loans	44,850	—	24	5,420	50,294
Consumer:
SFR 1-4 1st DT liens	8,015	(2)	2	922	8,937
SFR HELOCs and junior liens	12,108	—	126	(558)	11,676
Other	3,042	(98)	85	365	3,394
Total consumer loans	23,165	(100)	213	729	24,007
Commercial and industrial	4,018	(94)	142	468	4,534
Construction	6,775	—	—	865	7,640
Agriculture production	919	—	2	172	1,093
Leases	12	—	—	(5)	7
Allowance for credit losses on loans	79,739	(194)	381	7,649	87,575
Reserve for unfunded commitments	3,000	—	—	—	3,000
Total	$82,739	$(194)	$381	$7,649	$90,575

	Allowance for Loan Losses – Nine months ended September 30, 2020
(in thousands)	Beginning Balance	Impact of CECL Adoption	Charge-offs	Recoveries	Provision	Ending Balance
Commercial real estate:
CRE non-owner occupied	$5,948	$6,701	$—	$223	$15,975	$28,847
CRE owner occupied	2,027	2,281	—	3	5,314	9,625
Multifamily	3,352	2,281	—	—	4,399	10,032
Farmland	668	585	—	—	537	1,790
Total commercial real estate loans	11,995	11,848	—	226	26,225	50,294
Consumer:
SFR 1-4 1st DT liens	2,306	2,675	(13)	414	3,555	8,937
SFR HELOCs and junior liens	6,183	4,638	(23)	265	613	11,676
Other	1,595	971	(471)	253	1,046	3,394
Total consumer loans	10,084	8,284	(507)	932	5,214	24,007
Commercial and industrial	4,867	(1,961)	(688)	323	1,993	4,534
Construction	3,388	933	—	—	3,319	7,640
Agriculture production	261	(179)	—	22	989	1,093
Leases	21	(12)	—	—	(2)	7
Allowance for credit losses on loans	30,616	18,913	(1,195)	1,503	37,738	87,575
Reserve for unfunded commitments	2,775	—	—	—	225	3,000
Total	$33,391	$18,913	$(1,195)	$1,503	$37,963	$90,575

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance have been statistically correlated with historical credit losses and various econometrics, including California unemployment, gross domestic product, and corporate bond yields. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both January 1, 2020, the adoption and implementation date of ASC Topic 326, and September 30, 2020, the Company utilized a reasonable and supportable forecast period of approximately eight quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. During the quarter ended September 30, 2020 the majority of the increase in ACL reflects potential future credit deterioration. Specifically, portfolio-wide qualitative indicators for changes in California Unemployment and US Policy uncertainty contributed to the majority of the increase in credit reserves on loans as of September 30, 2020 as compared to the trailing quarter, adding approximately $9,556,000 to the required reserves. These increases were partially offset with a reduced need for reserves for concentration risks totaling $1,472,000 and reductions in specific reserves on individually evaluated loans of $321,000. Management noted that the majority of economic forecasts utilized in the ACL calculation have continued to identify an expanded duration of the current recessionary period as caused by the global pandemic and partially offset by the governmental stimulus that has been provided to date. Management believes that the allowance for credit losses at September 30, 2020 appropriately reflected expected credit losses inherent in the loan portfolio at that date.

	Allowance for Loan Losses – Year Ended December 31, 2019
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$7,401	$—	$1,486	$(2,939)	$5,948
CRE owner occupied	2,711	(746)	42	20	2,027
Multifamily	2,429	—	—	923	3,352
Farmland	403	—	—	265	668
Total commercial real estate loans	12,944	(746)	1,528	(1,731)	11,995
Consumer:
SFR 1-4 1st DT liens	2,676	(2)	54	(422)	2,306
SFR HELOCs and junior liens	7,582	(3)	935	(2,331)	6,183
Other	793	(765)	321	1,246	1,595
Total consumer loans	11,051	(770)	1,310	(1,507)	10,084
Commercial and industrial	5,610	(2,104)	513	848	4,867
Construction	2,497	—	—	891	3,388
Agriculture production	480	(19)	12	(212)	261
Leases	—	—	—	21	21
Total	$32,582	$(3,639)	$3,363	$(1,690)	$30,616

	Allowance for Loan Losses – Three Months Ended September 30, 2019
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$6,182	$—	$8	$261	$6,451
CRE owner occupied	2,214	(746)	118	93	1,679
Multifamily	3,082	—	—	69	3,151
Farmland	621	—	—	39	660
Total commercial real estate loans	12,099	(746)	126	462	11,941
Consumer:
SFR 1-4 1st DT liens	2,576	—	47	(217)	2,406
SFR HELOCs and junior liens	7,101	(3)	183	(286)	6,995
Other	1,451	(189)	80	213	1,555
Total consumer loans	11,128	(192)	310	(290)	10,956
Commercial and industrial	6,481	(565)	83	(528)	5,471
Construction	2,896	—	—	57	2,953
Agriculture production	264	(19)	1	(30)	216
Leases	—	—	—	—	—
Total	$32,868	$(1,522)	$520	$(329)	$31,537

	Allowance for Loan Losses – Nine months ended September 30, 2019
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$7,401	$—	$1,397	$(2,347)	$6,451
CRE owner occupied	2,711	(746)	121	(407)	1,679
Multifamily	2,429	—	—	722	3,151
Farmland	403	—	—	257	660
Total commercial real estate loans	12,944	(746)	1,518	(1,775)	11,941
Consumer:
SFR 1-4 1st DT liens	2,676	(2)	53	(321)	2,406
SFR HELOCs and junior liens	7,582	(3)	719	(1,303)	6,995
Other	793	(548)	263	1,047	1,555
Total consumer loans	11,051	(553)	1,035	(577)	10,956
Commercial and industrial	5,610	(1,222)	325	758	5,471
Construction	2,497	—	—	456	2,953
Agriculture production	480	(20)	10	(254)	216
Leases	—	—	—	—	—
Total	$32,582	$(2,541)	$2,888	$(1,392)	$31,537

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$97,561	$249,707	$157,838	$264,223	$196,645	$489,900	$71,986	$—	$1,527,860
Special Mention	—	7,562	11,981	8,892	11,936	12,641	12,257	—	65,269
Substandard	—	—	1,473	593	2,147	2,942		—	7,155
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$97,561	$257,269	$171,292	$273,708	$210,728	$505,483	$84,243	$—	$1,600,284

Commercial real estate:
CRE owner occupied risk ratings
Pass	$67,205	$63,202	$49,719	$65,416	$55,970	$240,327	$17,662	$—	$559,501
Special Mention	—	—	—	4,090	3,749	5,488	—	—	13,327
Substandard	—	1,538	1,314	479	902	4,029	—	—	8,262
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$67,205	$64,740	$51,033	$69,985	$60,621	$249,844	$17,662	$—	$581,090

Commercial real estate:
Multifamily risk ratings
Pass	$58,058	$96,373	$114,385	$72,493	$68,891	$123,875	$23,315	$—	$557,390
Special Mention	9,443	—	—	608	24,695	779	9,284	—	44,809
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily loans	$67,501	$96,373	$114,385	$73,101	$93,586	$124,654	$32,599	$—	$602,199

Commercial real estate:
Farmland risk ratings
Pass	$10,026	$23,970	$19,127	$11,677	$8,684	$20,133	$43,437	$—	$137,054
Special Mention	—	2,566	—	1,271	227	3,271	2,005	—	9,340
Substandard	—	700	—	608	451	2,606	2,090	—	6,455
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$10,026	$27,236	$19,127	$13,556	$9,362	$26,010	$47,532	$—	$152,849

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$103,547	$88,421	$44,171	$60,223	$50,397	$146,254	$—	$5,351	$498,364
Special Mention	—	291	687	553	16	1,752	—	1,001	4,300
Substandard	—	—	1,203	1,224	944	4,888	—	836	9,095
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$103,547	$88,712	$46,061	$62,000	$51,357	$152,894	$—	$7,188	$511,759

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
SFR HELOCs and Junior Liens
Pass	$855	$—	$13	$373	$358	$1,618	$299,380	$15,585	$318,182
Special Mention	—	—	17	—	—	35	5,249	761	6,062
Substandard	—	499	—	—	124	45	6,071	1,837	8,576
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$855	$499	$30	$373	$482	$1,698	$310,700	$18,183	$332,820

Consumer loans:
Other risk ratings
Pass	$22,898	$33,118	$16,379	$4,930	$1,225	$1,252	$1,044	$—	$80,846
Special Mention	38	320	139	80	39	99	88	—	803
Substandard	—	147	254	72	14	111	9	—	607
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$22,936	$33,585	$16,772	$5,082	$1,278	$1,462	$1,141	$—	$82,256

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$449,180	$54,413	$24,053	$16,445	$6,112	$10,808	$66,890	$1,062	$628,963
Special Mention	—	—	224	312	76	72	588	12	1,284
Substandard	—	134	57	1,477	825	143	888	126	3,650
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$449,180	$54,547	$24,334	$18,234	$7,013	$11,023	$68,366	$1,200	$633,897

Construction loans:
Construction risk ratings
Pass	$55,041	$45,007	$103,191	$50,972	$20,978	$2,940	$—	$—	$278,129
Special Mention	—	—	—	346	—	1,803	—	—	2,149
Substandard	—	—	—	—	4,398	257	—	—	4,655
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$55,041	$45,007	$103,191	$51,318	$25,376	$5,000	$—	$—	$284,933

Agriculture production loans:
Agriculture production risk ratings
Pass	$82	$1,680	$1,001	$869	$754	$543	$35,410	$—	$40,339
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	18	—	256	—	274
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$82	$1,680	$1,001	$869	$772	$543	$35,666	$—	$40,613

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Leases:
Lease risk ratings
Pass	$3,638	$—	$—	$—	$—	$—	$—	$—	$3,638
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$3,638	$—	$—	$—	$—	$—	$—	$—	$3,638

Total loans outstanding:
Risk ratings
Pass	$868,091	$655,891	$529,877	$547,621	$410,014	$1,037,650	$559,124	$21,998	$4,630,266
Special Mention	9,481	10,739	13,048	16,152	40,738	25,940	29,471	1,774	147,343
Substandard	—	3,018	4,301	4,453	9,823	15,021	9,314	2,799	48,729
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$877,572	$669,648	$547,226	$568,226	$460,575	$1,078,611	$597,909	$26,571	$4,826,338

The following information related to loan originations by vintage are presented for comparison purposes only.

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2019
(in thousands)	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$253,321	$174,869	$287,183	$221,864	$578,255	$77,070	$—	$1,592,562
Special Mention	—	—	3,182	8,401	616	—	—	12,199
Substandard	—	1,183	474	—	3,138	—	—	4,795
Doubtful/Loss	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$253,321	$176,052	$290,839	$230,265	$582,009	$77,070	$—	$1,609,556

Commercial real estate:
CRE owner occupied risk ratings
Pass	$57,376	$54,298	$73,019	$69,136	$263,750	$18,524	$—	$536,103
Special Mention	—	—	437	745	3,459	—	—	4,641
Substandard	601	—	493	726	3,870	—	—	5,690
Doubtful/Loss	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$57,977	$54,298	$73,949	$70,607	$271,079	$18,524	$—	$546,434

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2019
(in thousands)	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
Multifamily risk ratings
Pass	$82,435	$112,739	$41,673	$99,170	$141,040	$36,061	$—	$513,118
Special Mention	—	—	—	—	1,103	1,480	—	2,583
Substandard	—	—	—	2,024	—	—	—	2,024
Doubtful/Loss	—	—	—	—	—	—	—	—
Total multifamily loans	$82,435	$112,739	$41,673	$101,194	$142,143	$37,541	$—	$517,725

Commercial real estate:
Farmland risk ratings
Pass	$26,786	$21,212	$12,248	$9,618	$22,471	$41,783	$—	$134,118
Special Mention	—	—	1,346	226	3,289	774	—	5,635
Substandard	—	—	624	466	2,929	1,295	—	5,314
Doubtful/Loss	—	—	—	—	—	—	—	—
Total farmland loans	$26,786	$21,212	$14,218	$10,310	$28,689	$43,852	$—	$145,067

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$102,612	$63,542	$73,195	$65,051	$187,972	$—	$6,242	$498,614
Special Mention	—	—	1,408	19	2,564	—	723	4,714
Substandard	—	813	711	52	4,050	—	554	6,180
Doubtful/Loss	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$102,612	$64,355	$75,314	$65,122	$194,586	$—	$7,519	$509,508

Consumer loans:
SFR HELOCs and Junior Liens
Pass	$1,412	$14	$382	$403	$2,077	$327,589	$19,531	$351,408
Special Mention	—	20	—	—	4	4,189	1,169	5,382
Substandard	—	—	—	156	14	4,208	1,718	6,096
Doubtful/Loss	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$1,412	$34	$382	$559	$2,095	$335,986	$22,418	$362,886

Consumer loans:
Other risk ratings
Pass	$45,876	$23,045	$7,176	$2,245	$2,071	$1,402	$—	$81,815
Special Mention	56	182	176	52	161	91	—	718
Substandard	60	—	13	—	35	15	—	123
Doubtful/Loss	—	—	—	—	—	—	—	—
Total other consumer loans	$45,992	$23,227	$7,365	$2,297	$2,267	$1,508	$—	$82,656

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2019
(in thousands)	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$61,720	$31,149	$24,176	$10,747	$16,346	$96,654	$973	$241,765
Special Mention	—	339	1,141	151	164	1,921	110	3,826
Substandard	—	47	1,281	1,571	401	814	86	4,200
Doubtful/Loss	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$61,720	$31,535	$26,598	$12,469	$16,911	$99,389	$1,169	$249,791

Construction loans:
Construction risk ratings
Pass	$50,275	$92,449	$76,042	$18,973	$7,322	$—	$—	$245,061
Special Mention	—	—	—	4,202	317	—	—	4,519
Substandard	—	—	—	—	247	—	—	247
Doubtful/Loss	—	—	—	—	—	—	—	—
Total construction loans	$50,275	$92,449	$76,042	$23,175	$7,886	$—	$—	$249,827

Agriculture production loans:
Agriculture production risk ratings
Pass	$1,929	$1,201	$1,324	$1,012	$834	$26,306	$—	$32,606
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	27	—	—	—	27
Doubtful/Loss	—	—	—	—	—	—	—	—
Total agriculture production loans	$1,929	$1,201	$1,324	$1,039	$834	$26,306	$—	$32,633

Leases:
Lease risk ratings
Pass	$1,283	$—	$—	$—	$—	$—	$—	$1,283
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total leases	$1,283	$—	$—	$—	$—	$—	$—	$1,283

Total loans outstanding:
Risk ratings
Pass	$685,025	$574,518	$596,418	$498,219	$1,222,138	$625,389	$26,746	$4,228,453
Special Mention	56	541	7,690	13,796	11,677	8,455	2,002	44,217
Substandard	661	2,043	3,596	5,022	14,684	6,332	2,358	34,696
Doubtful/Loss	—	—	—	—	—	—	—	—
Total loans outstanding	$685,742	$577,102	$607,704	$517,037	$1,248,499	$640,176	$31,106	$4,307,366

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of September 30, 2020
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$960	$131	$306	$1,397	$1,598,887	$1,600,284
CRE owner occupied	782	—	421	1,203	579,887	581,090
Multifamily	—	—	—	—	602,199	602,199
Farmland	—	—	451	451	152,398	152,849
Total commercial real estate loans	1,742	131	1,178	3,051	2,933,371	2,936,422
Consumer:
SFR 1-4 1st DT liens	434	74	2,005	2,513	509,246	511,759
SFR HELOCs and junior liens	1,205	492	1,440	3,137	329,683	332,820
Other	155	79	190	424	81,832	82,256
Total consumer loans	1,794	645	3,635	6,074	920,761	926,835
Commercial and industrial	365	395	105	865	633,032	633,897
Construction	138	47	17	202	284,731	284,933
Agriculture production	—	330	—	330	40,283	40,613
Leases	—	—	—	—	3,638	3,638
Total	$4,039	$1,548	$4,935	$10,522	$4,815,816	$4,826,338

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of December 31, 2019
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$268	$136	$114	$518	$1,609,038	$1,609,556
CRE owner occupied	—		293	293	546,141	546,434
Multifamily	283	—	2,024	2,307	515,418	517,725
Farmland	30	—	—	30	145,037	145,067
Total commercial real estate loans	581	136	2,431	3,148	2,815,634	2,818,782
Consumer:
SFR 1-4 1st DT liens	1,149	371	1,957	3,477	506,031	509,508
SFR HELOCs and junior liens	1,258	580	1,088	2,926	359,960	362,886
Other	172	1	23	196	82,460	82,656
Total consumer loans	2,579	952	3,068	6,599	948,451	955,050
Commercial and industrial	603	297	24	924	248,867	249,791
Construction	—	—	—	—	249,827	249,827
Agriculture production	49	—	—	49	32,584	32,633
Leases	—	—	—	—	1,283	1,283
Total	$3,812	$1,385	$5,523	$10,720	$4,296,646	$4,307,366

The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of September 30, 2020			As of December 31, 2019
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$3,010	$3,010	$—	$639	$642	$—
CRE owner occupied	3,778	3,778	—	1,411	1,408	—
Multifamily	—	—	—	2,024	2,024	—
Farmland	2,056	2,056	—	1,242	1,242	—
Total commercial real estate loans	8,844	8,844	—	5,316	5,316	—
Consumer:
SFR 1-4 1st DT liens	6,182	6,351	—	5,023	5,192	—
SFR HELOCs and junior liens	3,974	5,184	—	3,992	4,217	—
Other	80	257	29	4	32	19
Total consumer loans	10,236	11,792	29	9,019	9,441	19
Commercial and industrial	761	1,978	16	476	2,050	—
Construction	—	18	—	—	—	—
Agriculture production	273	286	—	14	38	—
Leases	—	—	—			—
Sub-total	20,114	22,918	45	14,825	16,845	19
Less: Guaranteed loans	(814)	(814)	—	(916)	(990)	—
Total, net	$19,300	$22,104	$45	$13,909	$15,855	$19
Interest income on non accrual loans that would have been recognized during the three months ended September 30, 2020 and 2019, if all such loans had been current in accordance with their original terms, totaled $303,000 and $325,000, respectively. Interest income actually recognized on these originated loans during the three months ended September 30, 2020 and 2019 was $187,000 and $151,000, respectively.
Interest income on non accrual loans that would have been recognized during the nine months ended September 30, 2020 and 2019, if all such loans had been current in accordance with their original terms, totaled $1,162,000 and $1,014,000, respectively. Interest income actually recognized on these originated loans during the nine months ended September 30, 2020 and 2019 was $321,000 and $297,000, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of September 30, 2020
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,696	$—	$—	$—	$—	$—	$—		$—	$—	$—	$2,696
CRE owner occupied	893	950	1,935	—	—	—	—		—	—	—	3,778
Multifamily	—	—	—	—	—	—	—		—	—	—	—
Farmland	—	—	—	—	—	2,056	—		—	—	—	2,056
Total commercial real estate loans	3,589	950	1,935	—	—	2,056	—	—	—	—	—	8,530
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	6,135	190	—	—	—	6,325
SFR HELOCs and junior liens	—	—	—	—	—	—	1,187	3,024	—	—	—	4,211
Other	—	—	—	8	—	—	—	—	229	—	—	237
Total consumer loans	—	—	—	8	—	—	7,322	3,214	229	—	—	10,773
Commercial and industrial	—	—	—	—	—	—	—	—	—	1,933	45	1,978
Construction	—	—	—	—	—	—	—	—	—	—	—	—
Agriculture production	—	—	—	268	—	—	—	—	—	13	5	286
Leases	—	—		—	—	—	—	—	—	—		—
Total	$3,589	$950	$1,935	$276	$—	$2,056	$7,322	$3,214	$229	$1,946	$50	$21,567

	As of December 31, 2019
(in thousands)	Retail	Office	Warehouse	Other	Multifamily		Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,145	$—	$1,220	$497	$—		$—	$—	$—	$—	$—	$—	$3,862
CRE owner occupied	361	163	420	13	—		—	—	—	—	—	1,000	1,957
Multifamily	—	—	—	—	2,060		—	—	—	—	—	—	2,060
Farmland	—	—	—	—	—	—	1,242	—	—	—	—	—	1,242
Total commercial real estate loans	2,506	163	1,640	510	2,060		1,242	—	—	—	—	1,000	9,121
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—		—	5,341	—	—	—	—	5,341
SFR HELOCs and junior liens	—	—	—	—	—		—	—	3,848	—	—	—	3,848
Other	—	—	—	3	—		—	—	—	27	—	—	30
Total consumer loans	—	—	—	3	—		—	5,341	3,848	27	—	—	9,219
Commercial and industrial	—	—	—	107	—		—	—	—	—	1,926	14	2,047
Construction	—	—	—	—	—		—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—		—	—	—	—	26	12	38
Leases	—	—	—	—	—		—	—	—	—	—	—	—
Total	$2,506	$163	$1,640	$620	$2,060		$1,242	$5,341	$3,848	$27	$1,952	$1,026	$20,425

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

	TDR information for the three months ended September 30, 2020
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	1	$319	$314	$314	1	$141	$—
CRE owner occupied	5	2,422	2,341	67	2	1,401	—
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Total commercial real estate loans	6	2,741	2,655	381	3	1,542	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—	1	143	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	1	143	—
Commercial and industrial	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	6	$2,741	$2,655	$381	4	$1,685	$—

	TDR information for the three months ended September 30, 2019
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	2	$60	$67	$—	—	$—	$—
CRE owner occupied	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Total commercial real estate loans	2	60	67	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	2	496	500	28	—	—	—
SFR HELOCs and junior liens	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	2	496	500	28			—
Commercial and industrial	4	150	148	—	—	—	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	8	$706	$715	$28	—	—	$—

	TDR Information for the nine months ended September 30, 2020
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	2	$576	$565	$314	1	$141	$—
CRE owner occupied	5	2,422	2,341	67	2	1,401	—
Multifamily	—	—	—	—	—	—	—
Farmland	2	229	298	—	—	—	—
Total commercial real estate loans	9	3,227	3,204	381	3	1,542	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	2	1,037	—
SFR HELOCs and junior liens	2	172	169	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	2	172	169	—	2	1,037	—
Commercial and industrial	—	—	—	—	—	—	—
Construction	1	21	20	21	—	—	—
Total	12	$3,420	$3,393	$402	5	$2,579	$—

	TDR Information for the nine months ended September 30, 2019
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	2	$60	$67	$—	—	$—	$—
CRE owner occupied	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Total commercial real estate loans	2	60	67	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	3	659	662	30	—	—	—
SFR HELOCs and junior liens	3	214	215	29	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	6	873	877	59	—	—	—
Commercial and industrial	10	1,918	1,885	—	1	7	—
Construction	—	—	—	—	—	—	—
Total	18	$2,851	$2,829	$59	1	$7	$—
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

Note 5 - Leases
The Company records a right-of-use asset (“ROUA”) on the consolidated balance sheets for those leases that convey rights to control use of identified assets for a period of time in exchange for consideration. The Company also records a lease liability on the consolidated balance sheets for the present value of future payment commitments. All of the Company’s leases are comprised of operating leases in which the Company is lessee of real estate property for branches, ATM locations, and general administration and operations. The Company elected not to include short-term leases (i.e. leases with initial terms of 12 month or less) within the ROUA and lease liability. Known or determinable adjustments to the required minimum future lease payments were included in the calculation of the Company’s ROUA and lease liability. Adjustments to the required minimum future lease payments that are variable and will not be determinable until a future period, such as changes in the consumer price index, are included as variable lease costs. Additionally, expected variable payments for common area maintenance, taxes and insurance were unknown and not determinable at lease commencement and therefore, were not included in the determination of the Company’s ROUA or lease liability.
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
The following table presents the components of lease expense for the periods ended:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$1,284	$1,306	$3,869	$3,924
Short-term lease cost	67	65	195	194
Variable lease cost	(1)	(13)	6	(33)
Sublease income	(33)	(32)	(102)	(98)
Total lease cost	$1,317	$1,326	$3,968	$3,987

The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,236	$1,236	$3,716	$3,683
ROUA obtained in exchange for operating lease liabilities	$93	$—	$4,161	$32,162

The following table presents the weighted average operating lease term and discount rate as of the period ended:

	September 30,
	2020	2019
Weighted-average remaining lease term (years)	10.0	9.5
Weighted-average discount rate	3.10%	3.18%
At September 30, 2020, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2020	$1,144
2021	4,566
2022	4,230
2023	3,554
2024	3,278
Thereafter	17,457
34,229
Discount for present value of expected cash flows	(5,335)
Lease liability at September 30, 2020	$28,894

Note 6 - Deposits
A summary of the balances of deposits follows (in thousands):

	September 30, 2020	December 31, 2019
Noninterest-bearing demand	$2,517,819	$1,832,665
Interest-bearing demand	1,346,716	1,242,274
Savings	2,099,780	1,851,549
Time certificates, $250,000 or more	96,377	129,061
Other time certificates	279,896	311,445
Total deposits	$6,340,588	$5,366,994
Certificate of deposit balances of $30,000,000 from the State of California were included in time certificates, over $250,000, at September 30, 2020 and December 31, 2019, respectively. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company. Overdrawn deposit balances of $1,139,000 and $1,550,000 were classified as consumer loans at September 30, 2020 and December 31, 2019, respectively.
Note 7 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	September 30, 2020	December 31, 2019
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$392,779	$363,793
Consumer loans	534,960	533,576
Real estate mortgage loans	207,423	188,959
Real estate construction loans	185,826	222,998
Standby letters of credit	11,255	12,014
Deposit account overdraft privilege	110,271	110,402

Note 8 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $6,913,000 and $7,011,000 during the three months ended September 30, 2020 and 2019, respectively and $46,361,000 and $25,361,000 during the nine months ended September 30, 2020 and 2019, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight (DBO). Absent approval from the Commissioner of the DBO, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On November 12, 2019 the Board of Directors approved the authorization to repurchase up to 1,525,000 shares of the Company's common stock (the 2019 Repurchase Plan), which approximated 5.0% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the program is subject to change. The 2019 Repurchase Plan has no expiration date and during the year ended 2019, the Company had repurchased no shares. During the three and nine months ended September 30, 2020, the Company repurchased 0 and 813,862 shares with a market value of $0 and $24,809,000, respectively.
In connection with approval of the 2019 Repurchase Plan, the Company’s previous repurchase program adopted on August 21, 2007 (the 2007 Repurchase Plan) was terminated. There were no shares of common stock repurchased under the 2007 Repurchase Plan during 2019.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of withholding taxes on such shares. During the three months ended September 30, 2020 and 2019, employees tendered 7,820 and 3,820 shares, respectively, of the Company’s common stock in connection with option exercises. During the nine months ended September 30, 2020 and 2019, employees tendered 12,488 and 108,492 shares, respectively, of the Company’s common stock in connection with option exercises. Employees also tendered 619 and 0 shares in connection with the tax withholding requirements of other share based awards during the three months ended September 30, 2020 and 2019, respectively, and 12,058 and 15,242 shares during the nine months period ended September 30, 2020 and 2019, respectively. In total, shares of the Company's common stock tendered had market values of $242,000 and $147,000 during the quarter ended September 30, 2020 and 2019, respectively, and $588,000 and $4,842,000 year to date September 30, 2020 and 2019, respectively. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2019 or 2007 Stock Repurchase Plans.
Note 9 - Stock Options and Other Equity-Based Incentive Instruments
The Company’s 2009 Equity Incentive Plan (2009 Plan) expired on March 26, 2019. While no new awards can be granted under the 2009 Plan, existing grants continue to be governed by the terms, conditions and procedures set forth in any applicable award agreement. On April 16, 2019, the Board of Directors adopted the 2019 Equity Incentive Plan (2019 Plan) which was approved by shareholders on May 21, 2019. The 2019 Plan allows for up to 1,500,000 shares to be issued in connection with equity-based incentives. All grants of equity awards made during the nine months ended September 30, 2020, were made from the 2019 Plan.
Stock option activity during the nine months ended September 30, 2020 is summarized in the following table:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price
Outstanding at December 31, 2019	160,500	$14.54 to $23.21	$17.60
Options granted	—	—	—
Options exercised	(32,000)	$14.54 to $19.46	17.10
Options forfeited	—	—	—
Outstanding at September 30, 2020	128,500	$14.54 to $23.21	$17.72

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of September 30, 2020:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	128,500	—	128,500
Weighted average exercise price	$17.72	$—	$17.72
Intrinsic value (in thousands)	$870	$—	$870
Weighted average remaining contractual term (yrs.)	2.2	n/a	2.2

As of September 30, 2020 all options outstanding are fully vested and are expected to be exercised prior to expiration. The Company did not modify any option grants during 2019 or the nine months ended September 30, 2020.
Activity related to restricted stock unit awards during the nine months ended September 30, 2020 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2019	68,597	51,312
RSUs granted	64,036	46,416
RSUs added through dividend and performance credits	2,274	5,847
RSUs released	(31,708)	(20,265)
RSUs forfeited/expired	1,373	(1,695)
Outstanding at September 30, 2020	104,572	81,615
During the three months ended September 30, 2020 and 2019 there were no restricted stock unit awards granted under the 2019 Plan.
The 104,572 of service condition vesting RSUs outstanding as of September 30, 2020 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 104,572 of service condition vesting RSUs outstanding as of September 30, 2020 are expected to vest, and be released, on a weighted-average basis, over the next 1.60 years. The Company expects to recognize $2,782,321 of pre-tax compensation costs related to these service condition vesting RSUs between September 30, 2020 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2019 or during the nine months ended September 30, 2020.
The 81,615 of market plus service condition vesting RSUs outstanding as of September 30, 2020 are expected to vest, and be released, on a weighted-average basis, over the next 2.10 years. The Company expects to recognize $1,469,701 of pre-tax compensation costs related to these RSUs between September 30, 2020 and their vesting dates. As of September 30, 2020, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 122,423 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2019 or during the nine months ended September 30, 2020.

Note 10 - Non-interest Income and Expense
The following table summarizes the Company’s non-interest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
ATM and interchange fees	$5,637	$5,427	$15,913	$15,412
Service charges on deposit accounts	3,334	4,327	10,426	12,389
Other service fees	805	808	2,296	2,198
Mortgage banking service fees	457	483	1,386	1,441
Change in value of mortgage servicing rights	236	(455)	(2,258)	(1,652)
Total service charges and fees	10,469	10,590	27,763	29,788
Increase in cash value of life insurance	773	773	2,203	2,294
Asset management and commission income	667	721	2,244	2,102
Gain on sale of loans	3,035	1,236	5,662	2,223
Lease brokerage income	175	172	495	631
Sale of customer checks	91	126	303	401
Gain on sale of investment securities	7	107	7	107
Gain on marketable equity securities	—	22	72	100
Other	(80)	361	(135)	1,688
Total other non-interest income	4,668	3,518	10,851	9,546
Total non-interest income	$15,137	$14,108	$38,614	$39,334
The components of non-interest expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Base salaries, net of deferred loan origination costs	$18,754	$17,656	$53,654	$51,624
Incentive compensation	2,184	3,791	7,680	10,064
Benefits and other compensation costs	8,383	5,452	22,314	17,058
Total salaries and benefits expense	29,321	26,899	83,648	78,746
Occupancy	3,440	3,711	10,713	11,223
Data processing and software	3,561	3,411	10,585	10,114
Equipment	1,549	1,679	4,411	5,298
Intangible amortization	1,431	1,431	4,293	4,293
Advertising	869	1,358	2,065	4,222
ATM and POS network charges	1,314	1,343	3,897	3,936
Professional fees	955	999	2,399	2,895
Telecommunications	619	867	1,983	2,437
Regulatory assessments and insurance	538	94	993	1,095
Postage	118	438	691	1,063
Operational losses	154	228	559	679
Courier service	345	357	1,013	1,039
Gain on sale of foreclosed assets	—	(50)	(57)	(246)
Loss on disposal of fixed assets	22	2	37	82
Other miscellaneous expense	2,478	3,577	9,783	11,617
Total other non-interest expense	17,393	19,445	53,365	59,747
Total non-interest expense	$46,714	$46,344	$137,013	$138,493

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

	Three months ended September 30,
(in thousands)	2020	2019
Net income	$17,606	$23,395
Average number of common shares outstanding	29,764	30,509
Effect of dilutive stock options and restricted stock	80	120
Average number of common shares outstanding used to calculate diluted earnings per share	29,844	30,629
Options excluded from diluted earnings per share because of their antidilutive effect	—	42

	Nine months ended September 30,
(in thousands)	2020	2019
Net income	$41,157	$69,182
Average number of common shares outstanding	29,971	30,464
Effect of dilutive stock options and restricted stock	112	179
Average number of common shares outstanding used to calculate diluted earnings per share	30,083	30,643
Options excluded from diluted earnings per share because of their antidilutive effect	—	42

Note 12 – Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet identified as accumulated other comprehensive income (AOCI), such items, along with net income, are components of other comprehensive income (OCI).

The components of other comprehensive income and related tax effects are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Unrealized holding gains on available for sale securities before reclassifications	$4,645	$5,355	$10,043	$27,618
Amounts reclassified out of AOCI:
Realized gain on debt securities	(7)	(107)	(7)	(107)
Unrealized holding gains (losses) on available for sale securities after reclassifications	4,638	5,248	10,036	27,511
Tax effect	(1,372)	(1,551)	(2,967)	(8,133)
Unrealized holding gains on available for sale securities, net of tax	3,266	3,697	7,069	19,378
Change in unfunded status of the supplemental retirement plans before reclassifications	1,936	(89)	2,607	(266)
Amounts reclassified out of AOCI:
Amortization of prior service cost	(14)	(13)	(41)	(40)
Amortization of actuarial losses	478	102	1,434	306
Total amounts reclassified out of accumulated other comprehensive income	464	89	1,393	266
Change in unfunded status of the supplemental retirement plans after reclassifications	2,400	—	4,000	—
Tax effect	(709)	—	(1,183)	—
Change in unfunded status of the supplemental retirement plans, net of tax	1,691	—	2,817	—
Change in joint beneficiary agreement liability before reclassifications	—	—	912	—
Tax effect	—	—	—	—
Change in joint beneficiary agreement liability before reclassifications, net of tax	—	—	912	—
Total other comprehensive income	$4,957	$3,697	$10,798	$19,378
The components of accumulated other comprehensive income (loss), included in shareholders’ equity, are as follows:

(in thousands)	September 30, 2020	December 31, 2019
Net unrealized gain on available for sale securities	$13,423	$3,387
Tax effect	(3,968)	(1,001)
Unrealized holding gain on available for sale securities, net of tax	9,455	2,386
Unfunded status of the supplemental retirement plans	(7,193)	(11,193)
Tax effect	2,126	3,309
Unfunded status of the supplemental retirement plans, net of tax	(5,067)	(7,884)
Joint beneficiary agreement liability	1,188	276
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	1,188	276
Accumulated other comprehensive income (loss)	$5,576	$(5,222)

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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at September 30, 2020	Total	Level 1	Level 2	Level 3
Marketable equity securities	$3,032	$3,032	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	573,888	—	573,888	—
Obligations of states and political subdivisions	112,725	—	112,725	—
Corporate bonds	2,522	—	2,522	—
Asset backed securities	453,792	—	453,792	—
Loans held for sale	6,570	—	6,570	—
Mortgage servicing rights	4,920	—	—	4,920
Total assets measured at fair value	$1,157,449	$3,032	$1,149,497	$4,920

Fair value at December 31, 2019	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,960	$2,960	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	472,980	—	472,980	—
Obligations of states and political subdivisions	109,601	—	109,601	—
Corporate bonds	2,532	—	2,532	—
Asset backed securities	365,025	—	365,025	—
Loans held for sale	5,265	—	5,265	—
Mortgage servicing rights	6,200	—	—	6,200
Total assets measured at fair value	$964,563	$2,960	$955,403	$6,200
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the three and nine months ended September 30, 2020, or the year ended December 31, 2019.
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

Three months ended September 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2020: Mortgage servicing rights	$4,250	—	$236	$434	$4,920
2019: Mortgage servicing rights	$6,229	—	$(455)	$298	$6,072

Nine months ended September 30, 2020	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2020: Mortgage servicing rights	$6,200	—	$(2,258)	$978	$4,920
2019: Mortgage servicing rights	$7,098	—	$(1,652)	$626	$6,072
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

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2020 and December 31, 2019:

As of September 30, 2020:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$4,920	Discounted cash flow	Constant prepayment rate	15% - 32%; 19%
			Discount rate	10% - 14%; 12%
As of December 31, 2019:
Mortgage Servicing Rights	$6,200	Discounted cash flow	Constant prepayment rate	6% - 42.0%; 11.0%
			Discount rate	10% - 14%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

September 30, 2020	Total	Level 1	Level 2	Level 3	Total Losses
Fair value:
Individually evaluated loans	$1,024	—	—	$1,024	$(309)

December 31, 2019	Total	Level 1	Level 2	Level 3	Total Losses
Fair value:
Individually evaluated loans	$1,055	—	—	$1,055	$(652)
Foreclosed assets	417	—	—	417	(27)
Total assets measured at fair value	$1,472	—	—	$1,472	$(679)

September 30, 2019	Total	Level 1	Level 2	Level 3	Total Losses
Fair value:
Individually evaluated loans	$1,055	—	—	$1,055	$(652)
Foreclosed assets	417	—	—	417	(27)
Total assets measured at fair value	$1,472	—	—	$1,472	$(679)
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2020:

September 30, 2020	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$1,024	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	Not meaningful N/A
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2019:

December 31, 2019	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$346	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	Not meaningful N/A
Foreclosed assets (Residential real estate)	$445	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful N/A
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

	September 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$71,034	$71,034	$92,816	$92,816
Cash at Federal Reserve and other banks	581,548	581,548	183,691	183,691
Level 2 inputs:
Securities held to maturity	310,696	377,442	375,606	381,525
Restricted equity securities	17,250	N/A	17,250	N/A
Level 3 inputs:
Loans, net	4,738,763	4,841,120	4,276,750	4,263,064
Financial liabilities:
Level 2 inputs:
Deposits	6,340,588	6,346,930	5,366,994	5,365,921
Other borrowings	27,055	27,055	18,454	18,454
Level 3 inputs:
Junior subordinated debt	57,527	55,348	57,232	56,297

(in thousands)	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$1,320,988	$13,210	$1,309,326	$13,093
Standby letters of credit	11,255	113	12,014	120
Overdraft privilege commitments	110,271	1,103	110,402	1,104

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of September 30, 2020 and December 31, 2019 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of September 30, 2020 and December 31, 2019 based on the then phased-in provisions of the Basel III Capital Rules. As of January 1, 2019, the minimum required capital levels of the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of September 30, 2020:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$774,095	15.23%	$533,776	10.50%	N/A	N/A
Tri Counties Bank	$769,528	15.14%	$533,575	10.50%	$508,166	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$710,195	13.97%	$432,104	8.50%	N/A	N/A
Tri Counties Bank	$705,673	13.89%	$431,941	8.50%	$406,533	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$654,396	12.87%	$355,850	7.00%	N/A	N/A
Tri Counties Bank	$705,673	13.89%	$355,716	7.00%	$330,308	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$710,195	9.95%	$285,482	4.00%	N/A	N/A
Tri Counties Bank	$705,673	9.89%	$285,476	4.00%	$356,845	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2019:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$753,200	15.07%	$524,944	10.50%	N/A	N/A
Tri Counties Bank	$748,660	14.98%	$524,759	10.50%	$499,770	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$719,809	14.40%	$424,955	8.50%	N/A	N/A
Tri Counties Bank	$715,269	14.31%	$424,805	8.50%	$399,816	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$664,296	13.29%	$349,963	7.00%	N/A	N/A
Tri Counties Bank	$715,269	14.31%	$349,839	7.00%	$324,851	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$719,809	11.55%	$249,343	4.00%	N/A	N/A
Tri Counties Bank	$715,269	11.47%	$249,337	4.00%	$311,672	5.00%

As of September 30, 2020 and December 31, 2019, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at September 30, 2020 and December 31, 2019, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At September 30, 2020, the Company and the Bank are in compliance with the capital conservation buffer requirement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Cautionary Statements Regarding Forward-Looking Information
The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There can be no assurance that future developments affecting us will be the same as those anticipated by management. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of changes in financial services policies, laws and regulations; technological changes; weather, natural disasters and other catastrophic events that may or may not be caused by climate change and their effects on economic and business environments in which the Company operates; the continuing adverse impact on the U.S. economy, including the markets in which we operate, due to the COVID-19 global pandemic, and the impact of a slowing U.S. economy and increased unemployment on the performance of our loan portfolio, the market value of our investment securities, the availability of sources of funding and the demand for our products; the costs or effects of mergers, acquisitions or dispositions we may make; the future operating or financial performance of the Company, including our outlook for future growth, changes in the level of our nonperforming assets and charge-offs; the appropriateness of the allowance for credit losses including the timing and effects of the implementation of the current expected credit losses model; any deterioration in values of California real estate, both residential and commercial; the effect of changes in accounting standards and practices; possible other-than-temporary impairment of securities held by us; changes in consumer spending, borrowing and savings habits; our ability to attract deposits and other sources of liquidity; changes in the financial performance and/or condition of our borrowers; our noninterest expense and the efficiency ratio; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies; the challenges of integrating and retaining key employees; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber-attacks and the cost to defend against such attacks; the effect of a fall in stock market prices on our brokerage and wealth management businesses; and our ability to manage the risks involved in the foregoing. Additional factors that could cause results to differ materially from those described above can be found in our Annual Report on Form 10-K for the year ended December 31, 2019, which is on file with the Securities and Exchange Commission (the “SEC”) and available in the “Investor Relations” section of our website, https://www.tcbk.com/investor-relations and in other documents we file with the SEC. Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results.
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
Financial Highlights
Performance highlights and other developments for the Company as of or for the three and nine months ended September 30, 2020 included the following:
•For the three and nine months ended September 30, 2020, the Company’s return on average assets was 0.95% and 0.79%, respectively, and the return on average equity was 7.79% and 6.13%, respectively.
•As of September 30, 2020, the Company reported total loans, total assets and total deposits of $4.83 billion, $7.45 billion and $6.34 billion, respectively.
•The loan to deposit ratio was 76.12% as of September 30, 2020, as compared to 76.84% at June 30, 2020 and 78.98% at September 30, 2019.
•For the current quarter, net interest margin was 3.72% on a tax equivalent basis as compared to 4.44% in the quarter ended September 30, 2019, and a decrease of 38 basis points from the 4.10% in the trailing quarter.
•Non-interest bearing deposits as a percentage of total deposits were 39.71% at September 30, 2020, as compared to 39.81% at June 30, 2020 and 33.56% at September 30, 2019.
•The average rate of interest paid on deposits, including non-interest-bearing deposits, decreased to 0.09% for the third quarter of 2020 as compared with 0.12% for the trailing quarter, and also decreased by 14 basis points from the average rate paid of 0.23% during the same quarter of the prior year.
•Non-performing assets to total assets were 0.34% at September 30, 2020, as compared to 0.31% as of June 30, 2020, and 0.31% at September 30, 2019.
•Credit provision expense for loans and debt securities was $7.6 million during the quarter ended September 30, 2020, as compared to provision expense of $22.2 million during the trailing quarter ended June 30, 2020, and a reversal of provision totaling ($0.3) million for the three month period ended September 30, 2019.
•Gain on sale of loans for the three and nine months ended September 30, 2020 totaled $3.0 million and $5.7 million, as compared to $1.2 million and $2.2 million for the equivalent periods ended September 30, 2019, respectively.
•The efficiency ratio was 59.44% for the third quarter of 2020, as compared to 59.69% in the trailing quarter and 58.82% in the same quarter of the 2019 year.

SBA Paycheck Protection Program and COVID Deferrals
In March 2020, the SBA Paycheck Protection Program ("PPP") was created to help small businesses keep workers employed during the COVID-19 crisis. As a Small Business Administration (SBA) Preferred Lender, the Company was able to provide PPP loans to small business customers. As of the quarter ended September 30, 2020, the total balance outstanding of PPP loans totaled $437,793,000 as compared to total PPP originations of $438,510,000. In connection with the origination of these loans, the Company earned approximately $15,735,000 in loan fees, offset by deferred loan costs of approximately $763,000, the net of which will be recognized over the earlier of loan maturity, repayment or receipt of forgiveness confirmation. As of September 30, 2020 there was approximately $11,846,000 in net deferred fee income expected to be recognized. During the three and nine months ended September 30, 2020, the Company recognized $2,603,000 and $4,959,000, respectively, in interest and fees on PPP loans.

COVID Deferrals
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
The following is a summary of COVID related loan customer modifications with outstanding balances as of September 30, 2020:

			Modification Type		Deferral Term
(dollars in thousands)	Balance of Modified Loans	% of Total Category of Loans	Interest Only Deferral	Principal and Interest Deferral	90 Days	180 Days
Commercial real estate:
CRE non-owner occupied	$80,314	5.0%	96.0%	4.0%	—%	100.0%
CRE owner occupied	12,959	2.2	64.3	35.7	10.2	89.8
Multifamily	8,996	1.5	75.7	24.3	24.3	75.7
Farmland	—	—	—	—	—	—
Total commercial real estate loans	102,269	3.5	90.2	9.8	3.4	96.6
Consumer:
SFR 1-4 1st lien	—	—	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer loans	—	—	—	—	—	—
Commercial and industrial	4,493	0.7	98.8	1.2	1.4	98.6
Construction	24,176	8.5	100.0	—	—	100.0
Agriculture production	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total modifications	$130,938	2.71%	92.32%	7.68%	2.73%	97.27%

Total loan modifications associated with CARES Act legislation made during the nine months ended September 30, 2020 total approximately $422.53 million of which $130.94 million remained outstanding under their modified terms as of September 30, 2020. Approximately $95.33 million and $35.61 million of the remaining balance of loans with modified terms are expected to conclude their modification period during the quarters ended December 31, 2020 and March 31, 2021, respectively. However, as long as the current pandemic and recessionary economic conditions continue, it is likely that additional borrowers may request an initial or subsequent modification to their loan terms.
The total loan modifications made under the CARES Act during the 2020 year are inclusive of seven borrowers with loan balances totaling approximately $26.52 million who requested and were granted a second modification and deferral. Six of these second modification and deferrals were for a period of three additional months and as of September 30, 2020 had concluded the second deferral period and returned to their regular payment terms. The remaining borrower whom received a second loan modification was granted a six month deferral on an outstanding loan balance of $597,000 and is scheduled to return to payment status in January 2021.
Management believes that its analysis of each borrower receiving a loan modification supports the ability of that borrower to return to their normal payment terms at the conclusion of the modification period; however, due to the fluidity of the current economic environment and the potential impact on borrowers no guarantees of that ability can be provided. As such management determined that a risk downgrade to each credit receiving a deferral modification was prudent until such time that the borrower's actual payment performance supports an upgrade to the pre-modification risk grade.

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net interest income	63,454	64,688	$191,305	$192,873
(Provision for) reversal of credit losses	(7,649)	329	(37,963)	1,392
Non-interest income	15,137	14,108	38,614	39,334
Non-interest expense	(46,714)	(46,344)	(137,013)	(138,493)
Provision for income taxes	(6,622)	(9,386)	(13,786)	(25,924)
Net income	$17,606	$23,395	$41,157	$69,182
Per Share Data:
Basic earnings per share	$0.59	$0.77	$1.37	$2.27
Diluted earnings per share	$0.59	$0.76	$1.37	$2.25
Dividends paid	$0.22	$0.22	$0.66	$0.60
Book value at period end			$30.31	$29.39
Average common shares outstanding	29,764	30,509	29,971	30,464
Average diluted common shares outstanding	29,844	30,629	30,083	30,643
Shares outstanding at period end			29,769	30,512
At period end:
Loans, net			4,738,763	4,150,811
Total investment securities			1,473,935	1,397,753
Total assets			7,449,799	6,384,883
Total deposits			6,340,588	5,295,407
Other borrowings			27,055	16,423
Shareholders’ equity			902,262	896,665
Financial Ratios:
During the period:
Return on average assets (annualized)	0.95%	1.44%	0.79%	1.44%
Return on average equity (annualized)	7.79%	10.42%	6.13%	10.67%
Net interest margin(1) (annualized)	3.72%	4.44%	4.02%	4.48%
Efficiency ratio	59.44%	58.82%	59.59%	59.64%
Average equity to average assets	12.18%	13.80%	12.86%	13.50%
At end of period:
Equity to assets			12.11%	14.04%
Total capital to risk-adjusted assets			15.23%	15.20%
(1) Fully taxable equivalent (FTE)
The Company reported net income of $17,606,000 for the quarter ended September 30, 2020, compared to $7,430,000 and $23,395,000 for the quarters ended June 30, 2020 and September 30, 2019, respectively. Diluted earnings per share were $0.59, $0.25 and $0.76 for the quarters ended September 30, 2020, June 30, 2020 and September 30, 2019, respectively.

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
Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest income	$65,438	$68,889	199,103	204,526
Interest expense	(1,984)	(4,201)	(7,798)	(11,653)
FTE adjustment	254	289	811	929
Net interest income (FTE)	$63,708	$64,977	$192,116	$193,802
Net interest margin (FTE)	3.72%	4.44%	4.02%	4.48%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,876	$2,360	$6,211	$5,919
Net interest margin less effect of acquired loan discount accretion	3.61%	4.28%	3.89%	4.34%

PPP loans yield:
Amount (included in interest income)	$2,603	$—	$4,959	$—
Net interest margin less effect of PPP loan yield	3.81%	—%	4.08%	—%

Acquired loan discount accretion and PPP loan yield, net:
Amount (included in interest income)	$4,479	$2,360	$11,170	$5,919
Net interest margin less effect of acquired loan discount accretion and PPP yields	3.69%	4.28%	3.88%	4.40%
Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or accreted (added to) interest income over the remaining life of the loan. Generally, as time goes on, the effects of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining (unaccreted) discount or (unamortized) premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. As a result of the uncertain economic environment and corresponding rate volatility, the prepayment rate of portfolio loans, inclusive of those acquired at a premium or discount, increased during the third quarter of 2020. During the three months ended September 30, 2020, June 30, 2020, March 31, 2020, and December 31, 2019, purchased loan discount accretion was $1,876,000, $2,587,000, $1,748,000, and $2,218,000, respectively.

Summary of Average Balances, Yields/Rates and Interest Differential
Net interest income (FTE) during the three months ended September 30, 2020 decreased $1,237,000 or 1.9% to $63,708,000 compared to $64,945,000 during the three months ended June 30, 2020. Over the same period net interest margin declined 38 basis points to 3.72% as compared to 4.10% in the trailing quarter. The decline in net interest income (FTE) was due primarily to a decline in yield on interest earning assets, which was 3.83% for the quarter ended September 30, 2020, which represents a decrease of 43 basis points over the trailing quarter and a decrease of 89 basis points over the same quarter in the prior year. The index utilized in a significant portion of the Company’s variable rate loans, Wall Street Journal Prime, remained unchanged at 3.25% during the quarter ended September 30, 2020 as it has remained at 3.25% since the quarter ended March 31, 2020, but decreased from 4.75% at December 31, 2019 and 5.00% at September 30, 2019.
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

	For the three months ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans, excluding PPP	$4,389,672	$55,436	5.02%	$4,142,602	$56,999	5.46%
PPP loans	437,892	2,603	2.36%	—	—	—%
Investment securities - taxable	1,261,793	6,376	2.01%	1,403,653	10,172	2.88%
Investment securities - nontaxable(1)	114,419	1,102	3.83%	133,038	1,250	3.73%
Total investments	1,376,212	7,478	2.16%	1,536,691	11,422	2.95%
Cash at Federal Reserve and other banks	611,719	175	0.11%	130,955	757	2.29%
Total interest-earning assets	6,815,495	65,692	3.83%	5,810,248	69,178	4.72%
Other assets	565,466			642,222
Total assets	$7,380,961			$6,452,470
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,339,797	$56	0.02%	$1,240,548	$284	0.09%
Savings deposits	2,075,077	484	0.09%	1,861,166	1,192	0.25%
Time deposits	387,922	872	0.89%	447,669	1,574	1.39%
Total interest-bearing deposits	3,802,796	1,412	0.15%	3,549,383	3,050	0.34%
Other borrowings	33,750	4	0.05%	73,350	334	1.81%
Junior subordinated debt	57,475	568	3.93%	57,156	817	5.67%
Total interest-bearing liabilities	3,894,021	1,984	0.20%	3,679,889	4,201	0.45%
Noninterest-bearing deposits	2,475,842			1,777,852
Other liabilities	112,112			104,062
Shareholders’ equity	898,986			890,667
Total liabilities and shareholders’ equity	$7,380,961			$6,452,470
Net interest spread(2)			3.63%			4.27%
Net interest income and interest margin(3)		$63,708	3.72%		$64,977	4.44%
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

	Nine months ended
	September 30, 2020			September 30, 2019
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Loans, excluding PPP	$4,360,942	$167,747	5.14%	$4,070,568	$166,888	5.48%
PPP loans	244,196	4,959	2.71%	—	—	—%
Investment securities - taxable	1,249,823	22,637	2.42%	1,420,426	31,849	3.00%
Investment securities - nontaxable(1)	117,745	3,515	3.99%	138,580	4,024	3.88%
Total investments	1,367,568	26,152	2.55%	1,559,006	35,873	3.08%
Cash at Federal Reserve and other banks	403,252	1,056	0.35%	148,995	2,694	2.42%
Total interest-earning assets	6,375,958	199,914	4.19%	5,778,569	205,455	4.75%
Other assets	595,617			643,130
Total assets	$6,971,575			$6,421,699
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,293,071	289	0.03%	$1,263,312	860	0.09%
Savings deposits	1,971,348	2,190	0.15%	1,892,122	3,631	0.26%
Time deposits	409,005	3,297	1.08%	443,546	4,277	1.29%
Total interest-bearing deposits	3,673,424	5,776	0.21%	3,598,980	8,768	0.33%
Other borrowings	26,223	13	0.07%	35,814	384	1.43%
Junior subordinated debt	57,374	2,009	4.68%	57,109	2,501	5.86%
Total interest-bearing liabilities	3,757,021	7,798	0.28%	3,691,903	11,653	0.42%
Noninterest-bearing deposits	2,197,315			1,761,037
Other liabilities	120,486			101,947
Shareholders’ equity	896,753			866,812
Total liabilities and shareholders’ equity	$6,971,575			$6,421,699
Net interest spread(2)			3.91%			4.33%
Net interest income and interest margin(3)		$192,116	4.02%		$193,802	4.48%

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

(in thousands)	Three months ended September 30, 2020 compared with three months ended September 30, 2019
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans, including PPP	$9,350	$(8,310)	$1,040
Investment securities(1)	(2,652)	(1,292)	(3,944)
Cash at Federal Reserve and other banks	2,752	(3,334)	(582)
Total interest-earning assets	9,450	(12,936)	(3,486)
Increase (decrease) in interest expense:
Interest-bearing demand deposits	22	(250)	(228)
Savings deposits	134	(842)	(708)
Time deposits	(208)	(494)	(702)
Other borrowings	(179)	(151)	(330)
Junior subordinated debt	5	(254)	(249)
Total interest-bearing liabilities	(226)	(1,991)	(2,217)
Increase (decrease) in net interest income	$9,676	$(10,945)	$(1,269)

(in thousands)	Nine months ended September 30, 2020 compared with nine months ended September 30, 2019
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans, including PPP	$14,647	$(8,829)	$5,818
Investment securities(1)	(6,585)	(3,136)	(9,721)
Cash at Federal Reserve and other banks	3,077	(4,715)	(1,638)
Total interest-earning assets	11,139	(16,680)	(5,541)
Increase (decrease) in interest expense:
Interest-bearing demand deposits	27	(598)	(571)
Savings deposits	206	(1,647)	(1,441)
Time deposits	(446)	(534)	(980)
Other borrowings	(137)	(234)	(371)
Junior subordinated debt	16	(508)	(492)
Total interest-bearing liabilities	(334)	(3,521)	(3,855)
Increase (decrease) in net interest income	$11,473	$(13,159)	$(1,686)
((1) Fully taxable equivalent (FTE)
The following commentary regarding net interest income, interest income and interest expense may be best understood while referencing the Summary of Average Balances, Yields/Rates and Interest Differential and the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid shown above.
Net interest income (FTE) during the three months ended September 30, 2020 decreased $1,269,000 or 1.95% to $63,708,000 compared to $64,977,000 during the three months ended September 30, 2019. The overall decrease in net interest income (FTE) was due to a reduction in the average outstanding balance, and yields earned on investment securities, totaling $3,944,000 during the period. Declining interest rates continue to escalate pre-payment speeds on existing debt securities and promote new debt issuances at historically low coupon rates. As an offset, increases in average loan balances (including PPP) improved interest income by $9,350,000, however, loan yields were similarly hampered by low interest rates, resulting in declines in interest income of $8,310,000.

Net interest income (FTE) during the nine months ended September 30, 2020 decreased by $1,686,000 or 0.87% to $192,116,000 compared to $193,802,000 during the nine months ended September 30, 2019. Similar to the three month period noted above, the decrease in net interest income (FTE) is attributed primarily to declines in both the average outstanding balance, and yields earned on investment securities, totaling $9,721,000 for the nine month period ended 2020. Additionally, a reduction in loan interest rates caused a $8,829,000 decline in interest income, and declines in interest rates on cash and due from banks led to a $4,715,000 decline in interest income. As an offset, increases in average loan volume attributed to $14,647,000 in additional interest margin.
Asset Quality and Loan Loss Provisioning
The Company adopted CECL on January 1, 2020. During the three months ended September 30, 2020, the Company recorded a provision for credit losses of $7,649,000, as compared to $22,244,000 for the trailing quarter, and a reversal of provision expense of ($329,000) during the third quarter of 2019.
The following table presents details of the provision for credit losses for the periods indicated:

	Three months ended			Nine months ended
(dollars in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	September 30, 2020
Addition to allowance for credit losses	$7,649	$22,089	$8,000	$37,738
Addition to reserve for unfunded loan commitments	—	155	70	225
Total provision for credit losses	$7,649	$22,244	$8,070	$37,963

Prior to January 1, 2020 the Company accounted for the allowance for credit losses (ACL), formerly known as the allowance for loan losses under the incurred loan loss methodology. As of December 31, 2019 the allowance for loan losses was $30,616,000. Upon adoption of CECL on January 1, 2020, the Company recognized an increase in the ACL for loans totaling $18,913,000, including a reclassification of $481,000 from discounts on acquired loans to the allowance for credit losses, as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in retained earnings, net of $5,449,000 in taxes, of $12,983,000.
The allowance for credit losses (ACL) was $87,575,000 as of quarter ended September 30, 2020, a net increase of $7,836,000 over the immediately preceding quarter. The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and included significant shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date. Management noted that the majority of economic forecasts utilized in the ACL calculation have continued to identify an expanded duration of the current recessionary period as caused by the global pandemic and partially offset by the governmental stimulus that has been provided to date.
The changes in loan volume and changes in credit quality associated with levels of classified, past due and non-performing loans, in addition to changes in qualitative factors, resulted in the need for a provision for credit losses of $7,649,000 and net recoveries totaled $187,000 during the current quarter. The portfolio-wide qualitative indicators for changes in California Unemployment and US Policy uncertainty contributed to the majority of the increase in credit reserves on loans as of September 30, 2020 as compared to the trailing quarter, adding approximately $9,556,000 to the required reserves. These increases were partially offset with a reduced need for reserves for concentration risks totaling $1,472,000 and reductions in specific reserves on individually evaluated loans of $321,000.
During the nine months ended September 30, 2020 the ACL has increased by $38,046,000 or 76.8% to $87,575,000. Of that year-to-date increase, $308,000 is attributable to net recoveries; $3,175,000 is attributable to the net change in loan portfolio composition, risk grade migration and growth; while $34,563,000 is attributable to the net change in qualitative factors.
Loans past due 30 days or more decreased by $6,100,000 during the quarter ended September 30, 2020 to $10,522,000, as compared to $16,622,000 at June 30, 2020. Non-performing loans were $22,963,000 at September 30, 2020 and $20,730,000 at June 30, 2020, a slight increase compared to the $16,864,000 and $18,565,000 as of December 31, 2019 and September 30, 2019, respectively.

	September 30,	% of Total Loans	June 30,	% of Total Loans	December 31,	% of Total Loans
(in thousands)	2020		2020		2019
Risk Rating:
Pass	$4,630,266	95.9%	$4,698,393	97.9%	$4,228,453	98.2%
Special Mention	147,343	3.1%	61,883	1.3%	44,217	1.0%
Substandard	48,729	1.0%	41,129	0.8%	34,696	0.8%
Total	$4,826,338		$4,801,405		$4,307,366

Classified loans to total loans	1.01%		0.86%		0.81%
Loans past due 30+ days to total loans	0.22%		0.35%		0.25%

The Company's loan portfolio for non-classified loans (loans graded special mention or better) remains generally consistent for the quarter ended September 30, 2020, as compared to the trailing quarter June 30, 2020, representing 99.0% and 99.1% of total loans outstanding, respectively. Loans risk graded special mention increased by approximately $89,918,000 during the quarter ended September 30, 2020 as compared to the trailing quarter. These downgrades to special mention were largely focused in one relationship of eight loans totaling approximately $56,600,000, secured by several commercial real estate properties which remain current as to payment status and are believed to have more than sufficient collateral support. The downgrade is related to recent management and oversight changes within the borrowing entity. Other components of the loan population downgraded to special mention during the quarter includes approximately $7,900,000 in COVID-19 related restructured loans, shared between two relationships. Total loans greater than 30 days past due downgraded to special mention during the quarter equaled approximately $501,000.
There was one insignificant addition and no sales of other real estate owned during the three month period ended September 30, 2020. As of September 30, 2020, other real estate owned, which is included in other assets on the consolidated balance sheet, consisted of four properties with a carrying value of $2,057,000.
Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change
ATM and interchange fees	$5,637	$5,427	$210	3.9%
Service charges on deposit accounts	3,334	4,327	(993)	(22.9)%
Other service fees	805	808	(3)	(0.4)%
Mortgage banking service fees	457	483	(26)	(5.4)%
Change in value of mortgage servicing rights	236	(455)	691	(151.9)%
Total service charges and fees	10,469	10,590	(121)	(1.1)%
Increase in cash value of life insurance	773	773	—	—%
Asset management and commission income	667	721	(54)	(7.5)%
Gain on sale of loans	3,035	1,236	1,799	145.6%
Lease brokerage income	175	172	3	1.7%
Sale of customer checks	91	126	(35)	(27.8)%
Gain on sale of investment securities	7	107	(100)	(93.5)%
Gain on marketable equity securities	—	22	(22)	(100.0)%
Other	(80)	361	(441)	(122.2)%
Total other non-interest income	4,668	3,518	1,150	32.7%
Total non-interest income	$15,137	$14,108	$1,029	7.3%

Non-interest income increased $1,029,000 or 7.3%  to $15,137,000 during the three months ended September 30, 2020 compared to $14,108,000 during the comparable 2019 quarter. Mortgage loan origination volume demand increased during the period ended September 30, 2020 as a result of the continued favorable interest rate environment, leading to an increase in mortgage loan originations sold into the secondary market which generated an additional $1,799,000 gain on sale of loans, as compared to the same quarter of 2019. As a partial offset, fee generating deposit account activity remains depressed as a result of the COVID-19 pandemic, declining $993,000 during the three months ended September 30, 2020 compared to the same period in 2019.

The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Nine months ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change
ATM and interchange fees	$15,913	$15,412	$501	3.3%
Service charges on deposit accounts	10,426	12,389	(1,963)	(15.8)%
Other service fees	2,296	2,198	98	4.5%
Mortgage banking service fees	1,386	1,441	(55)	(3.8)%
Change in value of mortgage servicing rights	(2,258)	(1,652)	(606)	36.7%
Total service charges and fees	27,763	29,788	(2,025)	(6.8)%
Increase in cash value of life insurance	2,203	2,294	(91)	(4.0)%
Asset management and commission income	2,244	2,102	142	6.8%
Gain on sale of loans	5,662	2,223	3,439	154.7%
Lease brokerage income	495	631	(136)	(21.6)%
Sale of customer checks	303	401	(98)	(24.4)%
Gain on sale of investment securities	7	107	(100)	(93.5)%
Gain on marketable equity securities	72	100	(28)	(28.0)%
Other	(135)	1,688	(1,823)	(108.0)%
Total other non-interest income	10,851	9,546	1,305	13.7%
Total non-interest income	$38,614	$39,334	$(720)	(1.8)%
Non-interest income decreased $720,000 or 1.8% to $38,614,000 during the nine months ended September 30, 2020 compared to $39,334,000 during the comparable nine month period in 2019. Non-interest income for the nine months ended September 30, 2020 as compared to the same period in 2019 was negatively impacted by changes in deposit customer behaviors which have led to a reduction in fee generating account activity which is down $1,963,000 during the nine month period in 2020 as compared to the same period in 2019, has been partially offset by $501,000 in favorable card related activities and interchange income. In addition, the change in the fair value of the Company’s mortgage servicing assets, contributed to a $606,000 decline. Other non-interest income declined by $1,823,000, partially from decreases in the fair value of assets used to fund acquired deferred compensation plans totaling $718,000 for the nine months ended September 30, 2020 as compared to the same period 2019, as well as from an absence of one-time death benefits totaling $728,000 realized during the nine months ended September 30, 2019. The declines noted above were partially offset by $3,439,000 in gains from the sale of mortgage loans, which resulted from both increased volume and profit margins during the nine months ended September 30, 2020.

Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three months ended September 30,
	2020	2019	$ Change	% Change
Base salaries, net of deferred loan origination costs	$18,754	$17,656	$1,098	6.2%
Incentive compensation	2,184	3,791	(1,607)	(42.4)%
Benefits and other compensation costs	8,383	5,452	2,931	53.8%
Total salaries and benefits expense	29,321	26,899	2,422	9.0%
Occupancy	3,440	3,711	(271)	(7.3)%
Data processing and software	3,561	3,411	150	4.4%
Equipment	1,549	1,679	(130)	(7.7)%
Intangible amortization	1,431	1,431	—	—%
Advertising	869	1,358	(489)	(36.0)%
ATM and POS network charges	1,314	1,343	(29)	(2.2)%
Professional fees	955	999	(44)	(4.4)%
Telecommunications	619	867	(248)	(28.6)%
Regulatory assessments and insurance	538	94	444	472.3%
Postage	118	438	(320)	(73.1)%
Operational losses	154	228	(74)	(32.5)%
Courier service	345	357	(12)	(3.4)%
Gain on sale of foreclosed assets	—	(50)	50	(100.0)%
Loss on disposal of fixed assets	22	2	20	1,000.0%
Other miscellaneous expense	2,478	3,577	(1,099)	(30.7)%
Total other non-interest expense	17,393	19,445	(2,052)	(10.6)%
Total non-interest expense	$46,714	$46,344	$370	0.8%
Average full time equivalent staff	1,105	1,160	(55)	(4.7)%
Non-interest expense increased by $370,000 or 0.8% to $46,714,000 during the three months ended September 30, 2020 as compared to $46,344,000 for the three months ended September 30, 2019. Total salary and benefit expense increased by $2,422,000 or 9.0% to $29,321,000 during the three months ended September 30, 2020 as compared to $26,899,000 for the same period in 2019. Salaries, net of deferred loan origination costs increased by $1,098,000 to $18,754,000 for the three-months ended September 30, 2020 due to a decrease in loan origination activity and therefore a reduction in deferred loan origination costs of $165,000 as well as employee severance costs of $400,000 associated with reductions in personnel. Benefits related expenses increased by $2,931,000 to $8,383,000 during the quarter primarily as a result of increases in expenses associated with retirement obligations and insurance costs. Partially offsetting this increase were declines in miscellaneous expenses, which decreased during the period by $1,099,000 or 30.7% to $2,478,000, and were specifically attributed to a $614,000 reduction in travel and outside training expenses as associated with the precautionary and restricted travel environment associated with the pandemic. Further, reductions in advertising expense totaled $489,000 or 36.0%, to $869,000 during the three months ended September 30, 2020 as compared to $1,358,000 for the same period in 2019.

The following table summarizes the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Nine months ended September 30,
	2020	2019	$ Change	% Change
Base salaries, net of deferred loan origination costs	$53,654	$51,624	$2,030	3.9%
Incentive compensation	7,680	10,064	(2,384)	(23.7)%
Benefits and other compensation costs	22,314	17,058	5,256	30.8%
Total salaries and benefits expense	83,648	78,746	4,902	6.2%
Occupancy	10,713	11,223	(510)	(4.5)%
Data processing and software	10,585	10,114	471	4.7%
Equipment	4,411	5,298	(887)	(16.7)%
Intangible amortization	4,293	4,293	—	—%
Advertising	2,065	4,222	(2,157)	(51.1)%
ATM and POS network charges	3,897	3,936	(39)	(1.0)%
Professional fees	2,399	2,895	(496)	(17.1)%
Telecommunications	1,983	2,437	(454)	(18.6)%
Regulatory assessments and insurance	993	1,095	(102)	(9.3)%
Postage	691	1,063	(372)	(35.0)%
Operational losses	559	679	(120)	(17.7)%
Courier service	1,013	1,039	(26)	(2.5)%
Gain on sale of foreclosed assets	(57)	(246)	189	(76.8)%
Loss on disposal of fixed assets	37	82	(45)	(54.9)%
Other miscellaneous expense	9,783	11,617	(1,834)	(15.8)%
Total other non-interest expense	53,365	59,747	(6,382)	(10.7)%
Total non-interest expense	$137,013	$138,493	$(1,480)	(1.1)%
Average full time equivalent staff	1,093	1,145	(52)	(4.5)%
Non-interest expense decreased by $1,480,000 or 1.1% to $137,013,000 during the nine months ended September 30, 2020 as compared to $138,493,000 for the same period in 2019. Reductions in advertising expenses totaling $2,157,000 or 51.1% to $2,065,000 contributed to this beneficial change, as did declines in miscellaneous expenses totaling $1,834,000 or 15.8% attributed primarily to a $1,681,000 reduction in travel and training expenses as a result of state-wide shelter-in-place restrictions and a reduction of $418,000 in third party services, which were partially offset by the indirect loan documentation and administrative costs associated with PPP lending activity. These declines were also offset by a net increase in salaries and benefits expense by $4,902,000 or 6.2% to $83,648,000 during the nine months ended September 30, 2020 as compared to $78,746,000 for the same period in 2019. While the increase in salaries was more than offset by the reductions in incentive compensation costs, increases in benefits and other compensation costs of $5,256,000 were caused by expenses associated with retirement obligations.
Income Taxes
The Company’s effective tax rate was 25.1% for the nine months ended September 30, 2020, as compared to 27.4% for the year ended December 31, 2019. The reduction in effective tax rate was made possible through the provisions of the Coronavirus Aid, Relief, and
Economic Security Act (“CARES Act”) which provided the Company with an opportunity to file amended tax returns and generate proposed refunds of approximately $805,000. Other differences between the Company's effective tax rate and applicable federal and state statutory rates are due to the proportion of non-taxable revenue and low income housing tax credits as compared to the levels of pre-tax earnings.
Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. Organic growth, inclusive of seasonal fluctuation, also contributes to the year-over-year balance sheet changes. During the most recent quarter, loan growth of $24,933,000 was primarily attributed to organic non-PPP loan originations of $22,416,000 or 2.0% of loan balances, excluding PPP, during the quarter ended September 30, 2020. Investment securities increased to $1,473,935,000, a change of $120,207,000 or 35.5% from $1,353,728,000 at June 30, 2020. The Company purchased approximately $196,118,000 in securities during the three months ended September 30, 2020, offset largely by an accelerated rate of prepayment or maturity of these debt instruments totaling $79,621,000 correlating with the historically low interest rate environment.
The following is a comparison of the quarterly change in certain assets and liabilities:

($‘s in thousands)	As of September 30, 2020	As of June 30, 2020	$ Change	Annualized % Change
Ending balances
Total assets	$7,449,799	$7,360,071	$89,728	4.9%
Total loans	4,826,338	4,801,405	24,933	2.1%
Total investments	1,473,935	1,353,728	120,207	35.5%
Total deposits	6,340,588	6,248,258	92,330	5.9%
Total noninterest-bearing deposits	2,517,819	2,487,120	30,699	4.9%
Total other borrowings	27,055	38,544	(11,489)	(119.2)%
The following is a comparison of the year over year change in certain assets and liabilities:

	As of September 30,		$ Change	% Change
($‘s in thousands)	2020	2019
Ending balances
Total assets	$7,449,799	$6,384,883	$1,064,916	16.7%
Total loans	4,826,338	4,182,348	643,990	15.4%
Total investments	1,473,935	1,397,753	76,182	5.5%
Total deposits	6,340,588	5,295,407	1,045,181	19.7%
Total noninterest-bearing deposits	2,517,819	1,777,357	740,462	41.7%
Total other borrowings	27,055	16,423	10,632	64.7%
Loan growth of $643,990,000 or 15.4% during the twelve month period ending September 30, 2020 consisted of approximately $425,947,000 from the PPP program, with the remainder of approximately $218,043,000 attributed to organic loan growth. Growth of deposit balances totaled $1,045,181,000 or 19.7% during the same comparative period. Expansion of Federal stimulus programs and the trends in consumer spending including reduced levels of business and personal travel likely attributed to the significant deposit growth during the quarter. Excess deposit proceeds have been temporarily allocated to cash and due from banks, which increased to $652,582,000 at September 30, 2020 from $259,047,000 as of September 30, 2019.
Investment Securities
Investment securities available for sale increased $192,819,000 to $1,142,957,000 as of September 30, 2020, compared to December 31, 2019. This increase is primarily supported by deposit growth and available cash reserves. Proceeds from the sale of investment securities totaled $229,000 and $125,247,000 during the nine month periods ended September 30, 2020 and 2019, respectively. Gross realized gains from the sale of investment securities totaled $7,000 during the three and nine months ended September 30, 2020, respectively. There were no gross realized losses on the sale of securities during 2020. Gross realized gains from the sale of investment securities totaled $335,000 during the three and nine months ended September 30, 2019, respectively. Gross realized losses from the sale of investment securities during the three and nine months ended September 30, 2019 totaled $228,000. Sale activity in the 2020 and 2019 periods related to the repositioning of the investment securities portfolio which was necessitated by changes in the broader rate environment.
The following table presents the available for sale debt securities portfolio by major type as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$573,888	50.2%	$472,980	49.8%
Obligations of states and political subdivisions	112,725	9.9%	109,601	11.5%
Corporate bonds	2,552	0.2%	2,532	0.3%
Asset backed securities	453,792	39.7%	365,025	38.4%
Total debt securities available for sale	$1,142,957	100.0%	$950,138	100.0%

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$299,797	96.5%	$361,785	96.3%
Obligations of states and political subdivisions	10,899	3.5%	13,821	3.7%
Total debt securities held to maturity	$310,696	100.0%	$375,606	100.0%

Investment securities held to maturity decreased $64,910,000 to $310,696,000 as of September 30, 2020, as compared to December 31, 2019. This decrease is attributable to principal repayments of $26,136,000, and amortization of net purchase premiums of $332,000.
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
The following table shows the Company’s loan balances, net deferred loan costs and discounts, as of the dates indicated:

(dollars in thousands)	September 30, 2020		December 31, 2019
Commercial real estate	$2,936,422	60.8%	$2,818,782	65.4%
Consumer	926,835	19.2%	955,050	22.2%
Commercial and industrial	633,897	13.1%	249,791	5.8%
Construction	284,933	5.9%	249,827	5.8%
Agriculture production	40,613	0.8%	32,633	0.79%
Leases	3,638	0.2%	1,283	0.01%
Total loans	$4,826,338	100.0%	$4,307,366	100.0%

At September 30, 2020 loans, including net deferred loan costs and discounts, totaled $4,826,338,000 which was a $422,343,000 (38.6%) annualized increase over the balances at December 31, 2019. As a Small Business Administration (SBA) Preferred Lender, the Company was able to provide PPP loans to small business customers. As of the quarter ended September 30, 2020, the total balance outstanding of PPP loans was $437,793,000 (approximately 2,900 loans) as compared to total PPP originations of $438,510,000. In connection with the origination of these loans, the Company earned approximately $15,735,000 in loan fees, offset by deferred loan costs of approximately $763,000, the net of which will be recognized over the earlier of loan maturity, repayment or receipt of forgiveness confirmation. As of September 30, 2020 there was approximately $11,846,000 in net deferred fee income expected to be recognized. During the three and nine months ended September 30, 2020, the Company recognized $2,603,000 and $4,959,000, respectively, in interest and fees on PPP loans.

Nonperforming Assets
The following tables set forth the amount of the Company’s nonperforming assets ("NPA") as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(dollars in thousands)	September 30, 2020	December 31, 2019
Performing nonaccrual loans	$17,932	$11,266
Nonperforming nonaccrual loans	4,986	5,579
Total nonaccrual loans	22,918	16,845
Loans 90 days past due and still accruing	45	19
Total nonperforming loans	22,963	16,864
Foreclosed assets	2,057	2,541
Total nonperforming assets	$25,020	$19,405
Nonperforming assets to total assets	0.34%	0.30%
Nonperforming loans to total loans	0.48%	0.39%
Allowance for credit losses to nonperforming loans	381%	182%

Changes in nonperforming assets during the three months ended September 30, 2020

(in thousands)	Balance at June 30, 2020	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades		Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at September 30, 2020
Commercial real estate:
CRE non-owner occupied	$677	2,461	(128)		—	—	$3,010
CRE owner occupied	2,409	1,397	(28)		—	—	3,778
Multifamily	2,024	—	(2,024)				—
Farmland	1,819	238	(1)		—	—	2,056
Total commercial real estate loans	6,929	4,096	(2,181)		—	—	8,844
Consumer
SFR 1-4 1st DT liens	6,719	1,144	(1,330)		(2)	(158)	6,373
SFR HELOCs and junior liens	5,665	385	(865)		—	—	5,185
Other	106	454	(183)		(98)	—	279
Total consumer loans	12,490	1,983	(2,378)		(100)	(158)	11,837
Commercial and industrial	1,710	851	(489)		(94)	—	1,978
Construction	—	18	—		—	—	18
Agriculture production	445	—	(159)		—	—	286
Leases	—	—	—		—	—	—
Total nonperforming loans	21,574	6,948	(5,207)		(194)	(158)	22,963
Foreclosed assets	1,922	—	—		(23)	158	2,057
Total nonperforming assets	$23,496	6,948	(5,207)	—	(217)	—	$25,020
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the three months ended September 30, 2020 $1,524,000 (6.5%) to $25,020,000 at September 30, 2020 compared to $23,496,000 at June 30, 2020. The increase in nonperforming assets during the third quarter of 2020 was primarily the result of new nonperforming loans of $6,948,000, which were partially offset by pay-downs of $5,207,000 and write-downs of $217,000.
Non performing loans added during the third quarter of 2020 were primarily within commercial real estate, with non-owner occupied adding $2,461,000 and owner occupied additions totaling $1,397,000. Management believes these loans are well-secured as of September 30, 2020. Further, management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the specific loan loss reserves associated with these loans is sufficient as of September 30, 2020.
Loan charge-offs during the three months ended September 30, 2020
In the third quarter of 2020, the Company recorded $136,000 in loan charge-offs and $58,000 in deposit overdraft charge-offs less $334,000 in loan recoveries and $47,000 in deposit overdraft recoveries resulting in $187,000 of net recoveries. Loan charge-offs were not concentrated within any single loan or borrower relationship and were comprised entirely of individual charges of less than $100,000 each.

Changes in nonperforming assets during the nine months ended September 30, 2020

(in thousands)	Balance at December 31, 2019	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades		Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at September 30, 2020
Commercial real estate:
CRE non-owner occupied	$642	2,527	(159)		—	—	$3,010
CRE owner occupied	1,408	2,651	(281)		—	—	3,778
Multifamily	2,024	—	(2,024)		—	—	—
Farmland	1,242	1,003	(189)		—	—	2,056
Total commercial real estate loans	5,316	6,181	(2,653)		—	—	8,844
Consumer
SFR 1-4 1st DT liens	5,191	3,181	(1,828)		(13)	(158)	6,373
SFR HELOCs and junior liens	4,217	2,517	(1,526)		(23)	—	5,185
Other	51	702	(3)		(471)	—	279
Total consumer loans	9,459	6,400	(3,357)		(507)	(158)	11,837
Commercial and industrial	2,050	1,727	(1,111)		(688)	—	1,978
Construction	—	18	—		—	—	18
Agriculture production	39	426	(179)		—	—	286
Leases	—	—	—		—	—	—
Total nonperforming loans	16,864	14,752	(7,300)		(1,195)	(158)	22,963
Foreclosed assets	2,541	—	(534)		(108)	158	2,057
Total nonperforming assets	$19,405	14,752	(7,834)	—	(1,303)	—	$25,020

(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the first nine months of 2020 by $5,615,000 (28.9%) to $25,020,000 at September 30, 2020 compared to $19,405,000 at December 31, 2019. The increase in nonperforming assets during the third quarter of 2020 was primarily the result of new nonperforming loans of $14,752,000, which were partially offset by pay-downs of $7,834,000 and write-downs of $1,303,000.
Loan charge-offs during the nine months ended September 30, 2020
During the nine months ended September 30, 2020, the Company recorded $952,000 in loan charge-offs and $243,000 in deposit overdraft charge-offs less $1,344,000 in loan recoveries and $159,000 in deposit overdraft recoveries resulting in $308,000 of net recoveries for the year to date period.
The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses as of the dates indicated:

(dollars in thousands)	September 30, 2020	June 30, 2020	March 31, 2020	January 1, 2020	December 31, 2019
Allowance for credit losses:
Qualitative and forecast factor allowance	$56,393	$48,548	$29,250	$21,830	$13,476
Cohort model allowance reserves	30,373	30,061	27,699	26,900	16,205
Total allowance for credit losses	86,766	78,609	56,949	48,730	29,681
Allowance for individually evaluated loans	809	1,130	962	799	935
Allowance for PCD loan losses	—	—	—	—	n/a
Allowance for PCI loan losses	n/a	n/a	n/a	n/a	6
Total allowance for credit losses	$87,575	$79,739	$57,911	$49,529	$30,616
Allowance for credit losses for loans	1.81%	1.66%	1.32%	1.16%	0.71%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. Based on the current conditions of the loan portfolio, management believes that the $87,575,000 allowance for loan losses at September 30, 2020 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.
The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for loan losses as of the dates indicated:

	September 30, 2020		January 1, 2020		December 31, 2019
Commercial real estate	$50,294	57.4%	23,843	48.1%	$11,995	39.2%
Consumer	24,007	27.4%	18,368	37.1%	10,084	32.9%
Commercial and industrial	4,534	5.2%	2,906	5.9%	4,867	15.9%
Construction	7,640	8.7%	4,321	8.7%	3,388	11.1%
Agriculture production	1,093	1.2%	82	0.2%	261	0.9%
Leases	7	0.0%	9	0.0%	21	0.1%
Total allowance for credit losses	$87,575	100.0%	49,529	100.0%	$30,616	100.0%
The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

	September 30, 2020		January 1, 2020		December 31, 2019
Commercial real estate	$2,936,422	1.71%	$2,818,782	0.85%	$2,818,782	0.42%
Consumer	926,835	2.57%	955,050	1.92%	955,050	1.05%
Commercial and industrial	633,897	0.72%	249,791	1.16%	249,791	1.81%
Construction	284,933	2.68%	249,827	1.73%	249,827	1.36%
Agriculture production	40,613	2.69%	32,633	0.25%	32,633	1.82%
Leases	3,638	0.19%	1,283	0.70%	1,283	1.63%
Total allowance for credit losses	$4,826,338	1.88%	$4,307,366	1.15%	$4,307,366	0.71%

The following table summarizes the activity in the allowance for credit losses for the periods indicated (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Allowance for credit losses:
Balance at beginning of period	$79,739	$32,868	$30,616	$32,582
Impact of adoption from ASU 2016-13	—	—	18,913	—
Provision for (reversal of) loan losses	7,649	(329)	37,738	(1,392)
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—	—	—
CRE owner occupied	—	(746)	—	(746)
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	(2)	—	(13)	(2)
SFR HELOCs and junior liens	—	(3)	(23)	(3)
Other	(98)	(189)	(471)	(548)
Commercial and industrial	(94)	(565)	(688)	(1,222)
Construction	—	—	—	—
Agriculture production	—	(20)	—	(20)
Leases	—	—	—	—
Total loans charged-off	(194)	(1,523)	(1,195)	(2,541)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	23	9	223	1,397
CRE owner occupied	1	118	3	121
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
Home equity lines	2	47	414	53
Home equity loans	126	182	265	719
Other consumer	85	80	253	263
Commercial and industrial	142	83	323	325
Construction	—	—	—	—
Agriculture production	2	1	22	10
Leases	—	—	—	—
Total recoveries of previously charged-off loans	381	520	1,503	2,888
Net (charge-offs) recoveries	187	(1,003)	308	347
Balance at end of period	$87,575	$31,536	$87,575	$31,537
Average total loans	$4,827,564	$4,142,602	$4,605,138	$4,070,568
Ratios (annualized):
Net recoveries (charge-offs) during period to average loans outstanding during period	0.02%	(0.10)%	0.01%	0.02%
Provision for loan losses (benefit from reversal of) to average loans outstanding during period	0.63%	(0.03)%	1.64%	(0.07)%

Foreclosed Assets, Net of Allowance for Losses
The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses for the nine months ended September 30, 2020:

(in thousands)	Balance at December 31, 2019	Sales	Valuation Adjustments	Transfers from Loans	Balance at September 30, 2020
Land & Construction	$312	$(312)	$—	$—	$—
Residential real estate	1,048	(201)	(129)	158	876
Commercial real estate	1,181	—	—	—	1,181
Total foreclosed assets	$2,541	$(513)	$(129)	$158	$2,057

Deposits
During the three and nine months ended September 30, 2020, the Company’s deposits increased $92,330,000 and $973,594,000, respectively, to $6,340,588,000. Included in the September 30, 2020 and December 31, 2019 certificate of deposit balances are $30,000,000, respectively, from the State of California. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company.
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
On November 12, 2019 the Board of Directors approved the authorization to repurchase up to 1,525,000 shares of the Company's common stock (the 2019 Repurchase Plan), which approximates 5.0% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the program is subject to change. The 2019 Repurchase Plan has no expiration date. During the three and nine months ended September 30, 2020, the Company repurchased zero and 813,862 shares with a market value of $0 and $7,669,000, respectively, under the 2019 Repurchase Plan.
The Company’s primary capital resource is shareholders’ equity, which was $902,262,000 at September 30, 2020. This amount represents an increase of $16,576,000 during the quarter ended September 30, 2020 primarily as a result of an increase in accumulated other comprehensive income of $4,957,000, partially offset by $6,549,000 in cash dividends paid on common stock. The Company’s ratio of equity to total assets was 12.1% and 14.0% as of September 30, 2020 and December 31, 2019, respectively. We believe that the Company and the Bank were in compliance with applicable minimum capital requirements set forth in the final Basel III Capital rules as of September 30, 2020. The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	September 30, 2020		December 31, 2019
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total capital	15.2%	10.5%	15.1%	9.3%
Tier I capital	14.0%	8.5%	14.4%	7.3%
Common equity Tier 1 capital	12.9%	7.0%	13.3%	5.8%
Leverage	10.0%	4.0%	11.6%	4.0%
See Note 8 and Note 14 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

As of September 30, 2020, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.
Liquidity
The Company’s principal source of asset liquidity is cash at the Federal Reserve Bank of San Francisco (“Federal Reserve”) and other banks and marketable investment securities available for sale. As of September 30, 2020, Federal Reserve cash reserve ratios have been temporarily reduced to zero as a response to the COVID-19 pandemic. The Company’s profitability during the first nine months of 2020 generated cash flows from operations of $78,584,000 compared to $76,266,000 during the first nine months of 2019. Net cash used by investing activities was $639,947,000 for the nine months ended September 30, 2020, compared to net cash from investing activities of $46,204,000 during the nine months ending 2019. Financing activities provided $937,438,000 during the nine months ended September 30, 2020, compared to $90,956,000 used during the nine months ended September 30, 2019. Deposit balance changes increased available liquidity by $973,594,000 during the nine months ended September 30, 2020, compared to a decrease of $71,059,000 for financing activity during the same period in 2019. Dividends paid used $19,758,000 and $18,285,000 of cash during the nine months ended September 30, 2020 and 2019, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates occurring subsequent to December 31, 2019, the following update of the Company’s assessment of market risk as of September 30, 2020 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2019.
Subsequent to December 31, 2019, declines in several market interest rates, including many rates that serve as reference indices for variable rate loans declined markedly from previous levels. As of December 31, 2019 the Company's loan portfolio consisted of approximately $4,346,723,000 in outstanding principal with a weighted average rate of 4.89%. As of September 30, 2020 the Company's loan portfolio consisted of approximately $4,869,000,000 in outstanding principal with a weighted average coupon rate of 4.34%, inclusive of the PPP program loans. Excluding these loans, the Company's loan portfolio has approximately $4,431,000,000 outstanding with a weighted average coupon rate of 4.66% as of September 30, 2020. Included in this September 30, 2020 loan total exclusive of PPP loans, are variable rate loans totaling $2,991,000,000 of which 87.7% or $2,622,000,000 were at their floor rate. The remaining variable rate loans totaling $369,000,000, which carried a weighted average coupon rate of 5.07% as of September 30, 2020, are subject to further rate adjustment. If those remaining variable rate loans were to collectively, through future rate adjustments, be reduced to their respective floors, they would have a weighted average coupon rate of approximately 4.36% which would result in the reduction of the weighted average coupon rate of the total loan portfolio, exclusive of PPP loans, from 4.66% to approximately 4.61%.
As of September 30, 2020 the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was less than 1.00%. Based on the historical nature of these rates in the United States not falling below zero, management believes that a shock scenario that reduces interest rates below zero would not provide meaningful results and therefore, have not been modeled. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous shock scenario over a twelve month period utilizing the Company's specific mix of interest earning assets and interest bearing liabilities as of September 30, 2020.

Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+200 (shock)	5.5%	34.1%
+100 (shock)	2.8%	20.0%
+ 0 (flat)	—	—
-100 (shock)	(1.0)%	(38.2)%
-200 (shock)	nm	nm

Item 4.    Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
During the three and nine months ended September 30, 2020, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The novel coronavirus, COVID-19, has and will likely continue to adversely affect our business, financial condition, results of operations and our liquidity for the foreseeable future. The effects depend on future developments, which are highly uncertain and are difficult to predict.

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

The outbreak has adversely impacted and is likely to further adversely impact our operations and the operations of our borrowers, customers and business partners. In particular, we may experience losses and other adverse effects due to a number of factors impacting us or our borrowers, customers or business partners, including but not limited to:

•increased loan deferrals, loan delinquencies and subsequent credit losses resulting from the weakened financial condition of our borrowers as a result of the outbreak and related governmental actions;
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
•decreased loan growth as a result of diminished demand or increased levels of prepayment;
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
•continued high levels of unemployment due to decreased operations or closures of businesses could have a negative impact on our customer’s ability to repay their loans as well as a decrease in the customer deposit base as they use their savings to pay current expenses;
•laws related to benefits and the treatment of employees, for example, mandating coverage of certain COVID-19 related testing and treatment, mandating additional paid or unpaid leave or expanding workers compensation coverage;
•volatile market prices of investment securities, including the valuation of our common stock;
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

In addition, the United States Government and its related entities are incurring unprecedented debt levels to support the United States Economy. This level of debt may not be sustainable, may cause inflationary pressures and increases risks to fund the balance sheet if international investors no longer purchase United States Securities.

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

Federal and state governments have enacted laws intending to stimulate the economy in light of the business and market disruptions related to COVID-19. President Trump signed into law three economic stimulus packages, including the $2.0 trillion Coronavirus Relief and Economic Security Act on March 26, 2020, which, among other things, initiated the PPP. On April 16, 2020, the original $349.0 billion of funding under the PPP was exhausted, and on April 24, 2020, the Federal Government allocated an additional $310.0 billion to the program. Our Bank participated as a lender in both the initial and second rounds of the PPP, which was designed to help small businesses maintain their workforce during the COVID-19 pandemic. As of September 30, 2020, we have $425.9 million of loans outstanding under the Payment Protection Program.

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

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1-31, 2020	9,158	$28.89	—	711,138
August 1-31, 2020	8,439	$28.31	—	711,138
September 1-30, 2020	5,877	$26.09	—	711,138
Total	23,474	$27.98	—
(1)Includes shares purchased by the Company’s Employee Stock Ownership Plan in open market purchases and shares tendered by employees pursuant to various other equity incentive plans. See Notes 8 and 9 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.
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

TRICO BANCSHARES
(Registrant)

Date: November 6, 2020	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)