Form 10-K
period 2020-12-31
TRICO BANCSHARES /
filed 2021-03-01
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________
FORM 10-K
_____________________
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
Commission File Number 0-10661
_____________________
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
__________________
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
☒  Yes            ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b))
by the registered public accounting firm that prepared or issued its audit report.

☒  Yes            ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes           ☒  No
The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2020, was approximately $893,073,000.
The number of shares outstanding of Registrant’s common stock, as of February 25, 2021, was 29,727,122.
DOCUMENTS INCORPORATED BY REFERENCE
The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 27, 2021, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

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

PART I
ITEM 1.    BUSINESS
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates, and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 1A of Part I — “Risk Factors.”
As used in this report, “TriCo,” the “Company”, “we,” “our,” and similar terms include TriCo Bancshares and its subsidiaries, unless the context indicates otherwise.

Overview
TriCo Bancshares is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). TriCo's principal business is to serve as the holding company for our wholly-owned subsidiary, Tri Counties Bank, a California-chartered commercial bank (the “Bank”) was established in Chico, California in 1975. TriCo is a California corporation and was incorporated in 1981. Our common stock is traded on the Nasdaq Global Select Market under the trading symbol "TCBK". The Company and the Bank are headquartered in Chico, California.
As a bank holding company, TriCo is subject to the supervision of the Board of Governors of the Federal Reserve System (the “FRB”) under the BHC Act. The Bank is subject to the supervision of the California Department of Financial Protection & Innovation (the “DFPI”) and the FDIC. See “Regulation and Supervision.”
In addition, TriCo has five capital trusts, which are all wholly-owned trust subsidiaries formed for the purpose of issuing trust preferred securities (“Trust Preferred Securities”) and lending the proceeds to TriCo. For more information regarding the trust preferred securities please refer to “Note 14 – Junior Subordinated Debt” to the financial statements at Item 8 of this report.
Additional information concerning the Company can be found on our website at www.tcbk.com. Our website is not incorporated into this report. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through the investors relations page of our website, www.tcbk.com, as soon as reasonably practicable after the Company files these reports with the U.S. Securities and Exchange Commission (“SEC”). The information on our website is not part this annual report.

Tri Counties Bank
The Bank was organized in 1975 and had total assets of approximately $7.6 billion at December 31, 2020. Based in Chico, California, the Bank offers an extensive and competitive breadth of consumer, small business and commercial banking services through its network of stand-alone and in-store branches in communities throughout Northern and Central California. The Bank focuses on relationships and personal contact, emphasizing its Service with Solutions ®. In addition to its California community bank network, the Bank provides advanced online and mobile banking, a shared nationwide network of over 32,000 ATMs, and bankers available by phone 7 days per week.
The Bank provides a breadth of personal, small business and commercial financial services including accepting demand, savings and time deposits and making small business, commercial, real estate, and consumer loans, as well as a range of Treasury Management Services and other customary banking services including safe deposit boxes at some branches. Brokerage services are provided at the Bank’s offices by the Bank’s arrangement with Raymond James Financial Services, Inc., an independent financial services provider and broker-dealer.
Over 80% of the Bank’s customers are personal banking customers. Less than 20% are business and commercial banking customers serving a diverse number of industry types including manufacturing, real estate development, retail, wholesale, transportation, agriculture, commerce, and professional services. The majority of the Bank’s loans are direct loans made to individuals and businesses in Northern and Central California where its branches are located. At December 31, 2020, the Bank’s consumer loans net of deferred fees outstanding were $952,108,000 (20.0%), commercial and industrial loans (including the Paycheck Protection Program [PPP] loans) outstanding were $526,327,000 (11.1%), real estate construction loans of $284,842,000 (6.0%), and commercial real estate loans were $2,951,902,000 (62.0%) of total loans. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.
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

Merger with FNB Bancorp

On July 6, 2018, the Company completed its merger with FNB Bancorp (“FNBB”), the bank holding company for First National Bank of Northern California (“First National Bank”). At July 6, 2018, FNBB had approximately $1.3 billion in assets, $868 million in loans and $995 million in deposits. FNBB’s results of operations have been included in the Company’s results of operations beginning July 7, 2018.

Human Capital Resources

At December 31, 2020, we employed 1,068 persons, including five executive officers. Full time equivalent employees were 1,030. Additionally, we at times will utilize independent contractors and temporary personnel to supplement our workforce. None of our employees are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are good.

Our employees are critical to our success and competition for qualified banking personnel has historically been intense. We provide a wide variety of opportunities for professional growth for all employees with a focus on in-classroom and on-line trainings, on-the-job experience, and education tuition assistance. We seek to create an engaged workforce through proactive listening, forward looking career conversation and constructive dialogue through periodic performance discussions as well as employee engagement and exit surveys. In 2020, we launched our diversity, equity and inclusion initiative to better understand the needs of our employees, customers and communities. It is expected this initiative will continue to develop over time based on our ongoing dialogue with stakeholders.

We focus on attracting and retaining employees by providing compensation and benefits packages that we believe are competitive within the applicable market, taking into account the position’s location and responsibilities. We provide competitive health and financial focused benefits such as but not limited to employer subsidized health insurance, a 401(k) retirement plan and an employee stock ownership plan. In addition, we offer a portfolio of additional services and tools to support our employees’ health and well-being.

In 2020, in response to COVID-19, we provided administrative paid leave support to employees where operations were closed or impacted, made work from home options as broadly available as possible, and enhanced safety measures throughout our company, notably for customer-facing employees. Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Competition

The banking business in California generally, and in the Bank’s primary service area of Northern and Central California specifically, is highly competitive with respect to both loans and deposits. It is dominated by a relatively small number of national and regional banks with many offices operating over a wide geographic area; with the San Francisco Bay area having a larger number of national and regional banks than the rest of our footprint. Among the advantages such major banks have over the Bank are their greater ability to finance investments in technology and marketing campaigns and to allocate their investment assets to regions of high yield and demand. By virtue of their greater total capitalization, such institutions also have substantially higher lending limits than the Bank.

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

As the financial services industry becomes increasingly oriented toward technology-driven delivery systems, we face competition from banks and non-bank institutions without offices in its primary service area. We also increasingly compete with financial technology or “fin tech” companies for loans and other financial services customers.

To compete, the Bank relies substantially on local promotional activity, personal contacts by its officers, directors, employees and shareholders, extended hours, personalized service and its reputation in the communities it services to compete effectively.

Additional Information

Additional information about the Company can be found on our website at www.tcbk.com. Our website is not incorporated into this report. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other public filings we make with the Securities and Exchange Commission (“SEC”) are available free of charge through the investors relations page of our website, www.tcbk.com, as soon as reasonably practicable after we file these reports with the SEC. The information on our website is not part this annual report.

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
The Bank is subject to regulation, supervision and periodic examination by the FDIC, which is the Bank’s primary federal regulator because the bank is a state-chartered bank that is not a member of the Federal Reserve System and the DFPI, because the Bank is a California state chartered bank. This regulation is broad and extends to all of the Bank’s operations.
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

The Bank Holding Company Act

The Company is registered as a bank holding company under the BHC Act. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. Qualified bank holding companies that elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in additional activities that are either (i) financial in nature or incidental to such financial activity or (ii) complementary to a financial activity, and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, as determined by the FRB. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and agency, and making merchant banking investments. The Company currently has not elected to become a financial holding company.

As a bank holding company, TriCo is required to file reports with the FRB and the FRB periodically examines the Company. A bank holding company is required by law to serve as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support the subsidiary bank.

The BHC Act, the Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires a bank holding company to obtain the approval of the FRB prior to directly or indirectly acquiring more than 5 percent of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of an acquiring bank’s primary federal regulator is required before it may merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act, consumer compliance, fair housing laws and the effectiveness of the subject organizations in combating money laundering activities

Safety and Soundness Standards

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal bank regulatory agencies have established safety and soundness standards for insured depository institutions covering:
Under FDICIA, the federal ban regulatory agencies have established safety and soundness standards for insured financial institutions covering:
•Internal controls, information systems and internal audit systems;
•Loan documentation;
•Credit underwriting;
•Interest rate exposure;
•Asset growth;
•Compensation, fees and benefits;
•Asset quality, earnings and stock valuation; and
•Excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss.

If a federal bank regulatory agency determines that a depository institution fails to meet any standard established by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. An institution must file a compliance plan within 30 days of a request to do so from the institution’s primary federal regulatory agency. The agencies may elect to initiate enforcement actions in certain cases rather than relying on a plan, particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

Restrictions on Dividends and Distributions

A California corporation such as TriCo may make a distribution to its shareholders to the extent that either the corporation’s retained earnings meet or exceed the amount of the proposed distribution or the value of the corporation’s assets exceed the amount of its liabilities plus the amount of shareholders preferences, if any, and certain other conditions are met. It is the FRB’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. In addition, a bank holding company’s ability to pay dividends on its common stock may be limited if it fails to maintain an adequate capital conservation buffer under the new capital rules. See “Regulatory Capital Requirements.”

The primary source of funds for payment of dividends by TriCo to its shareholders has been and will be the receipt of dividends and management fees from the Bank. TriCo’s ability to receive dividends from the Bank is limited by applicable state and federal law. Under the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). However, with the prior approval of the Commissioner of the DPFI, a bank may pay cash dividends in an amount not to exceed the greatest of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. However, if the DPFI finds that the shareholders’ equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound, the Commissioner may order the bank not to pay a dividend to shareholders.

The Bank’s ability to pay dividends may be limited if the Bank fails to maintain an adequate capital conservation buffer. See “Regulatory Capital Requirements.”

The FRB, FDIC and the DPFI have authority to prohibit a bank holding company or a bank from engaging in practices which are considered to be unsafe and unsound. Depending on the financial condition of TriCo and the Bank and other factors, the FRB, FDIC or the DPFI could determine that payment of dividends or other payments by TriCo or the Bank might constitute an unsafe or unsound practice.

The Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires the federal banking regulatory agencies to periodically assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA also requires the agencies to consider a financial institution’s record of meeting its community credit when evaluating applications for, among other things, domestic branches and mergers or acquisitions. The federal banking agencies rate depository institutions’ compliance with the CRA. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” A less than “satisfactory” rating could result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of its most recent CRA examination, the Bank’s CRA rating was “Satisfactory.

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
•Positions taken by the CFPB on fair lending, including applying the disparate impact theory in auto financing, which could make it harder for lenders, such as the Bank, to charge different rates or apply different terms to loans to different customers.
Penalties for violations of the above laws may include fines, reimbursements, injunctive relief and other penalties.

Data Privacy and Cybersecurity Regulation

The Company is subject to many U.S. federal, state and international laws and regulations governing requirements for maintaining policies and procedures to protect the non-public confidential information of customers and employees. The privacy provisions of the Gramm-Leach-Bliley Act generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information of consumer customers to third parties for certain purposes (primarily marketing) unless customers have the opportunity to “opt out” of the disclosure. Other laws and regulations, at the international, federal, and state level, limit the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Gramm-Leach-Bliley Act also requires banks to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information.

Data privacy and data protection are areas of increasing state legislative focus. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them and, whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the Gramm-Leach-Bliley Act. In addition, the California Attorney General has adopted regulations implementing the CCPA; and the California State Legislature and California voters (through ballot initiative) have modified the CCPA since its passage. All of the Bank’s branches are in California and are required to comply with the CCPA. In addition, similar laws may be adopted by other states where we do business. The federal government may also pass additional data privacy or data protection legislation.

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

We are subject to the capital framework for U.S. banking organizations known as Basel III. Basel III defines several measures of capital and establishes capital ratios based on a banking organizations levels of capital relative to risk-weighted assets. The risk-weighting of the asset depends on the nature of the asset but generally ranges from 0% for U.S. government and agency securities, to 1,250% for certain trading securitization exposures, resulting in higher risk weights for a variety of asset classes than previous regulations.

Under Basel III, we are subject to the following minimum capital ratios (1) common equity Tier 1 capital or “CET1” to risk‑weighted assets of 4.5%; Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk‑weighted assets of 6.0%; Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk‑weighted assets of 8%; and a leverage ratio (Tier 1 capital to average consolidated assets as reported on regulatory financial statements) of 4.0%. The Basel III capital framework includes a “capital conservation buffer” of 2.5%, composed entirely of CET1, on top of the minimum risk‑weighted asset ratios. Banking institutions that fail to maintain a full capital conservation buffer face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). The 2.5% capital conservation buffer effectively results in minimum ratios of (i) CET1 to risk‑weighted assets of at least 7%, (ii) Tier 1 capital to risk‑weighted assets of at least 8.5%, and (iii) total capital to risk‑weighted assets of at least 10.5%.

We believe that we were in compliance with the requirements of the Basel III capital rules applicable to us as of December 31, 2020. For a discussion of the regulatory capital requirements, see “Note 26 – Regulatory Matters” to the consolidated financial statements at Part II, Item 8 of this report.

Prompt Corrective Action

Prompt Corrective Action regulations of the federal bank regulatory agencies establish five capital categories in descending order based on an institution’s regulatory capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the Prompt Corrective Action framework, insured depository institutions are required to meet the following minimum capital level requirements in order to qualify as “well capitalized:” (i) a common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8%; (iii) a total capital ratio of 10%; and (iv) a Tier 1 leverage ratio of 5%. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. Institutions classified in one of the three undercapitalized categories are subject to certain mandatory and discretionary supervisory actions, which include increased monitoring and review, implementation of capital restoration plans, asset growth restrictions, limitations upon expansion and new business activities, requirements to augment capital, restrictions upon deposit gathering and interest rates, replacement of senior executive officers and directors, and requiring divestiture or sale of the institution. The Bank’s capital levels have exceeded the minimums necessary to be considered well capitalized under the current regulatory framework for prompt corrective action since adoption

Deposit Insurance

Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor. The Bank pays deposit insurance assessments as determined by the FDIC. The assessment rate for an institution with less than $10.0 billion in assets, such as the Bank, is based on its risk category, with certain adjustments for any unsecured debt or brokered deposits held by the bank. The assessment base against which the assessment rate is applied to determine the total assessment due for a given period is the depository institution’s average total consolidated assets during the assessment period less average tangible equity during that assessment period. Institutions assigned to higher risk categories (that is, institutions that pose a higher risk of loss to the FDIC’s deposit insurance fund (the “DIF”)) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on a combination of its financial ratios and supervisory ratings, reflecting, among other things, its capital levels and the level of supervisory concern that the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.

During 2018, the DIF’s reserves exceeded minimum set by the Dodd-Frank Act and banks with total assets of less than $10 billion, such as the Bank, were entitled to receive credits to offset the portion of their assessments that helped to raise the DIF reserve ratio. The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance or the amount of credit, if any, that it may be allowed to offset such assessments. If there are additional bank or financial institution failures or if the FDIC otherwise determines, the Bank may be required to pay even higher FDIC premiums than the recently increased levels. Increases in FDIC insurance premiums may have a material and adverse effect on the Company’s earnings and could have a material adverse effect on the value of, or market for, the Company’s common stock.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for the Bank would also result in the revocation of the Bank’s charter by the DPFI.

Anti-Money Laundering Laws

A series of banking laws and regulations beginning with the Bank Secrecy Act in 1970 requires banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. The act requires that all banking institutions develop and provide for the continued administration of a program reasonably designed to assure and monitor compliance with certain recordkeeping and reporting requirements regarding both domestic and international currency transactions. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate training.

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

Impact of Monetary Policies

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings, and the interest rate earned by banks on loans, securities and other interest-earning assets, comprises the major source of banks’ earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the FRB. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Company cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting the Company’s net earnings.

ITEM 1A.    RISK FACTORS

An investment in our securities is subject to certain risks. Current and prospective investors should carefully consider the following discussion of significant factors, events, and uncertainties before making investment decisions about our securities. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. In addition to the effects of the COVID-19 pandemic and resulting disruptions on our business and operations discussed in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the risk factors below, additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may give rise to or amplify many of the risks discussed below.

Risks Related to Our Business and Industry

The COVID-19 pandemic will likely continue to adversely affect our business, financial condition, results of operations and our liquidity.

In response to the COVID-19 pandemic, governments and municipalities around the world have instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, physical distancing requirements, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in non-essential business closures, work-from-home policies, school closings, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our customers. The impacts of the pandemic on our business continue to evolve, are unpredictable and may continue to adversely affect our business, operations, and financial performance. The pandemic and its effects have negatively impacted certain areas of consumer and business spending. Businesses nationwide and in the regions and communities in which we operate have laid off and furloughed significant numbers of employees, leading to record levels of unemployment. These conditions have significantly adversely affected our customers, including many small and mid-sized businesses, particularly those in the gas station, retail, hotel, hospitality and food, beverage, and elective healthcare industries, among many others. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the pandemic, including the passage of the Coronavirus Relief and Economic Security Act (“CARES Act”) and subsequent legislation, but there can be no assurance that such steps or others will be effective or achieve their desired results in a timely fashion.

As a result of the scale of the ongoing pandemic, our revenue growth rate and expense as a percentage of our revenues in future periods may differ significantly from our historical rate, and our future operating results may fall below expectations.

The future impacts of the ongoing pandemic on our business, operations and future financial performance could include, but are not limited to:

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

•court closures and temporary foreclosure and eviction protection laws, even when a customer is in breach of its obligations to us, are likely to restrict our ability to realize the value of collateral;

•disruption in the businesses of third parties upon who we rely, including outages at network providers and other service providers and suppliers;

•increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;

•decreased loan growth as a result of diminished demand or increased levels of prepayments;

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

•the protracted COVID-19 pandemic could further negatively affect the carrying amount of our goodwill, indefinite-lived intangibles and long-lived assets and result in realized losses on our financial assets, which would adversely impact our results of operations and the ability of our bank subsidiary to pay dividends to us;

•increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic on market and economic conditions and actions governmental authorities take in response to those conditions; and

•additional costs to remedy damages, losses or disruption caused by such events.

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

The prolonged and broad-based shift to a remote working environment continues to create inherent productivity, connectivity, and oversight challenges and could affect our ability to enhance, develop and support existing products and services, conduct marketing events, and generate new customers, among others. In addition, the changed environment under which we are operating could have an effect on our internal controls over financial reporting as well as our ability to meet a number of our compliance requirements in a timely or quality manner.

We believe the effects of the pandemic will have (at least in the short term) a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of this Annual Report on Form 10-K.

Our participation in the Paycheck Protection Program (“PPP”) could expose us to additional risks.

Federal and state governments have enacted laws intending to stimulate the economy in light of the business and market disruptions related to COVID-19. Since March 2020, the federal government has enacted a number of economic stimulus packages, including the $2.0 trillion CARES Act, which, among other things, initiated the PPP. On April 16, 2020, the original $349.0 billion of funding under the PPP was exhausted, and on April 24, 2020, the Federal Government allocated an additional $310.0 billion to the program. Our Bank participated as a lender in both the initial and second rounds of the PPP, which was designed to help small businesses maintain their workforce during the COVID-19 pandemic. Effective January 19, 2021 the new round of PPP loans became available pursuant to the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act, making an additional $284.5 billion available to qualified borrowers. The Bank is participating in the newest round.

PPP loans are fully guaranteed by the SBA and we believe a significant majority of these loans will be forgiven under the terms of the PPP program. However, there can be no assurance that the borrowers will use or have used the funds appropriately or will have satisfied the staffing or payment requirements to qualify for forgiveness in whole or in part. Any portion of the loan that is not forgiven must be repaid by the borrower. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by us, which may or may not be related to an ambiguity in the laws, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if we have already been paid under the guaranty, seek recovery from us of any loss related to the deficiency.

Several large banks have been subject to litigation regarding the process and procedures they used in processing applications for the PPP. We may be exposed to the risk of similar litigation, from both customers and non-customers that approached us regarding PPP loans. If any such litigation is filed against us and is not resolved in a manner favorable to the Bank, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

Our allowance for credit losses may not be adequate to cover actual losses.

Like other financial institutions, we maintain an allowance for credit losses to provide for loan defaults and non-performance. Our allowance for credit losses may not be adequate to cover actual loan losses, and future provisions for loan losses would reduce our earnings and could materially and adversely affect our business, financial condition, results of operations and cash flows. Our allowance for credit losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and actual and forecast economic factors. Determining an appropriate level of allowance is an inherently difficult process and is based on numerous assumptions. The actual amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, unemployment and gross domestic product that may be beyond our control and these losses may exceed current estimates. Further impacting the sufficiency of our allowance for loan losses is the implementation of a new accounting standard, “Measurement of Credit Losses on Financial Instruments,” commonly referred to as the “Current Expected Credit Losses” standard, or “CECL,” which was effective on January 1, 2020. CECL changed the allowance methodology from an incurred loss concept to an expected loss concept, which is more dependent on future economic forecasts, assumptions and models than previous methodology, which could result in increases and add volatility to our allowance for credit losses and future provisions for loan losses. These forecasts, assumptions and models are inherently uncertain and are based upon our management’s reasonable judgment in light of information currently available.

In addition to periodic reviews completed by independent third parties retained by the Bank, Federal and state bank regulatory agencies, as an integral part of their examination process, review our loans and allowance for credit losses. While we believe that our allowance for credit losses is adequate to cover these estimated future losses, we cannot assure you that we will not increase the allowance for credit losses further or that the allowance will be adequate to absorb credit losses we actually incur. Either of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

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

A significant majority of the loans in our portfolio are secured by California real estate and a decline in real estate values could hurt our business.

A downturn in real estate values in the markets which we conduct our business in California could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies. Real estate values could also be affected by, among other things, earthquakes, drought and national disasters. As real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral could then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2020, approximately 86.3% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. So, if there is a significant adverse decline in real estate values in California, the collateral for our loans will provide less security. Any such decline could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are exposed to the risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. When applicable, we establish contingent liability reserves for this purpose based on future reasonable and estimable costs developed by qualified soil and chemical engineering consultants. If we become subject to significant environmental liabilities or if our contingency reserve estimates are incorrect, our business, financial condition, results of operations and cash flows could be materially adversely affected.

We face strong competition from financial services companies and other companies that offer banking services, which could materially and adversely affect our business.

Competition in the banking and financial services industry is intense. Our profitability depends upon our continued ability to successfully compete. We primarily compete in northern and central California for loans, deposits and customers with commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage firms and Internet-based marketplace lending platforms. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries that are not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies, such as Internet-based marketplace lenders, financial technology (or “fintech”) companies that rely on technology to provide financial services, often without many of the regulatory and capital restrictions that we face. We also face competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits and our business, financial condition, results of operations and cash flows may be adversely affected.

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

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

We are required by federal and state regulators to maintain adequate levels of capital. We may need to raise additional capital in the future to meet regulatory or other internal requirements. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.

We cannot provide any assurance that access to such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of investors or counter-parties participating in the capital markets, may materially and adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and we would then have to compete with those institutions for investors. The inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition, or results of operations.

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
•lower investment growth, and
•other market dislocations.
Additional areas of uncertainty include, among others, geopolitical tensions and conflicts, pandemics and electorate volatility.

Any of these potential outcomes could cause us to suffer losses in our investment securities portfolio, reduce our liquidity and capital levels, hamper our ability to deliver products and services to our clients and customers, and weaken our results of operations and financial condition.

Risks Related to Interest Rates

Historically low interest rates may make it difficult for us to improve or maintain our current interest income spread and could result in reduced earnings.

Our earnings are largely derived from net interest income, which is interest income earned on loans and investments, less interest paid on deposits and other borrowings.

Interest rates are highly sensitive to many factors that are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory authorities. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits. The Federal Reserve lowered the primary credit rate by 50 and 100 basis points on March 3 and March 15, 2020, respectively, for a total of 150 basis points to 0.25% to mitigate the effects of the COVID-19 pandemic and to support the liquidity and stability of banking institutions as they serve the increased demand for credit. We cannot predict the nature or timing of future changes in monetary, tax and other policies or the effects that they may have on our activities and financial results.

Historically low rates for an extended period of time could result in reduced returns from our investment and loan portfolio. If short-term interest rates remain at their historically low levels for a prolonged period and assuming longer-term interest rates fall further, we could experience further net interest margin compression as our interest earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. Such an occurrence would have an adverse effect on our net interest income and could have an adverse effect on our business, financial condition and results of operations.

We expect a long duration of reduced interest rates to negatively impact our net interest income, margin, cost of borrowing and future profitability and continue to have a material adverse effect on our financial results for at least through 2021.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Like other financial institutions, we are subject to risks resulting from changes in interest rates. Our primary source of income is net interest income, which is the difference between interest earned on loans and leases and investments, and interest paid on deposits and borrowings. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates may not produce matching changes in interest income we earn on interest-earning assets and interest we pay on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability.

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

Although we were successful in generating new loans during 2020, the continuation of historically low long-term interest rate levels may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress our loan volumes or cause rates on loans to decline. To supplement our organic loan growth, we from time-to-time will purchase loans from third parties that may have lower yields than those loans that we originate on our own.

Additionally, interest rate increases often result in larger payment requirements for our borrowers with variable rate loans, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reversal of income previously recognized, which could have an adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to incur costs to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income. Furthermore, if short-term market rates rise, in order to retain existing deposit customers and attract new deposit customers we may need to increase rates we pay on deposit accounts. Furthermore, if short-term market rates rise, in order to retain existing deposit customers and attract new deposit customers we may need to increase rates we pay on deposit accounts.

Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

Reduction in the value, or impairment of our investment securities, can impact our earnings and common shareholders’ equity.

We maintained a balance of $1.7 billion, or approximately 22.3% of our assets, in investment securities at December 31, 2020. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

Changes to LIBOR may adversely affect the value of, and the return on, our financial instruments that are indexed to LIBOR.

In July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. In November 2020, the LIBOR administrator published a consultation regarding its intention to delay the date on which it will cease publication of U.S. dollar LIBOR from December 31, 2021 to June 30, 2023 for the most common tenors of U.S. dollar LIBOR, including the three-month LIBOR, but indicated no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. Publication of non-U.S. dollar LIBOR would continue to cease after December 31, 2021. Notwithstanding the publication of this consultation, there is no assurance of how long LIBOR of any currency or tenor will continue to be published. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published before December 31, 2021 or June 30, 2023, as applicable, or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Although the Alternative Reference Rates Committee has announced Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR, SOFR may not gain market acceptance or be widely used as a benchmark. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our financial instruments.

Risks Related to Regulatory and Legal Matters

We operate in a highly regulated environment and we may be adversely affected by new laws and regulations or changes in existing laws and regulations. Any additional regulations are expected to increase our cost of operations. Furthermore, regulations may prevent or impair our ability to pay dividends, engage in acquisitions or operate in other ways.

We are subject to extensive regulation, supervision and examination by the DPFI, FDIC, and the FRB. See Item 1—Regulation and Supervision of this report for information on the regulation and supervision which governs our activities. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to our shareholders by restricting certain of our activities, such as:

•the payment of dividends to our shareholders,
•possible mergers with or acquisitions of or by other institutions,
•desired investments,
•loans and interest rates on loans,
•interest rates paid on deposits,
•service charges on deposit account transactions,
•the possible expansion or reduction of branch offices, and
•the ability to provide new products or services.
We also are subject to regulatory capital requirements. We could be subject to regulatory enforcement actions if any of our regulators determines for example, that we have violated a law of regulation, engaged in unsafe or unsound banking practice or lack adequate capital. Federal and state governments and regulators could pass legislation and adopt policies responsive to current credit conditions that would have an adverse effect on us and our financial performance. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on our operations, including the cost to conduct business.

Risks Related to Our Growth and Expansion

Goodwill resulting from acquisitions may adversely affect our results of operations.

Our goodwill and other intangible assets have increased substantially as a result of our acquisitions of FNB Bancorp in 2018 and North Valley Bancorp in 2014. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by U.S. GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

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

Risks Relating to Ownership of Our Common Stock

Our ability to pay dividends is subject to legal and regulatory restrictions.

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

As of December 31, 2020, directors and executive officers beneficially owned approximately 4.0% of our common stock and our Employee Stock Ownership Plan (“ESOP”) owned approximately 4.1%. Agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock beneficially owned by our board of directors, management, and the ESOP, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.

Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

We have supported our growth through the prior issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2020, we had outstanding trust preferred securities and accompanying junior subordinated debentures with face value of $62,889,000. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

Risks Relating to Operations, Technology Systems, Accounting and Internal Controls

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

A failure or breach, including cyberattacks, of our operational or security systems, could disrupt our business, result in the disclosure of confidential information, damage our reputation, and create significant financial and legal exposure.

Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks, and other technology assets and the confidentiality, integrity, and availability of information belonging to us and our customers, there is no assurance that our security measures will provide absolute security. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. In fact, many other financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, ransomware, cyberattacks, and other means. Certain financial institutions in the United States have also experienced attacks from technically sophisticated and well-resourced third parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to customers for extended periods. These “denial-of-service” attacks have not breached our data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We have implemented employee and customer awareness training around phishing, malware, and other cyber risks. These risks may increase in the future as we continue to increase our electronic payments and other internet-based product offerings and expand our internal usage of web-based products and applications.

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

Our reliance on third-party vendors exposes us to risks, including additional cybersecurity risks.

Third-party vendors provide key components of our business infrastructure, including certain data processing and information services. On our behalf, third-parties may transmit confidential, propriety information. Although we require third-party providers to maintain certain levels of information security, such providers may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise sensitive information. While we may contractually limit our liability in connection with attacks against third-party providers, we remain exposed to the risk of loss associated with such vendors.

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

Our business is highly reliant on technology and our ability and our third-party service providers to manage the operational risks associated with technology.

Our business involves storing and processing sensitive consumer and business customer data. We depend on internal systems, third party service providers, cloud services and outsourced technology to support these data storage and processing operations. Despite our efforts to ensure the security and integrity of our systems, we may not be able to anticipate, detect or recognize threats to our systems or those of third-party service providers or to implement effective preventive measures against all cybersecurity breaches. Cyberattack techniques change regularly and can originate from a wide variety of sources, including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments, and such third parties may seek to gain access to systems directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems. These risks may increase in the future as we continue to increase our mobile, digital and other internet-based product offerings and expands our internal usage of web-based products and applications. A cybersecurity breach or cyberattack could persist for a long time before being detected and could result in theft of sensitive data or disruption of our transaction processing systems.

Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. A material breach of customer data security may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions and/or result in litigation. Cybersecurity risk management programs are expensive to maintain and will not protect us from all risks associated with maintaining the security of customer data and our proprietary data from external and internal intrusions, disaster recovery and failures in the controls used by our vendors.

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

We receive, maintain and store non-public personal information of our customers and counterparties, including, but not limited to, personally identifiable information and personal financial information. The sharing, use, disclosure, and protection of this information are governed by federal and state law. Both personally identifiable information and personal financial information is increasingly subject to legislation and regulation, the intent of which is to protect the privacy of personal information that is collected and handled. For example, the CCPA, as amended, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds, including TriCo. For more information regarding data privacy regulation, refer to the “Supervision and Regulation” section of this report.

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

We can be negatively affected if we fail to identify and address operational risks associated with the introduction of or changes to products, services and delivery platforms.

When we launch a new product or service, introduce a new platform for the delivery or distribution of products or services (including mobile connectivity and cloud computing), or make changes to an existing product, service or delivery platform, it may not fully appreciate or identify new operational risks that may arise from those changes, or may fail to implement adequate controls to mitigate the risks associated with those changes. Any significant failure in this regard could diminish our ability to operate one or more of our businesses or result in:

•potential liability to clients, counterparties and customers
•increased operating expenses
•higher litigation costs, including regulatory fines, penalties and other sanctions
•damage to our reputation
•impairment of our liquidity
•regulatory intervention, or
•weaker competitive standing.
Any of the foregoing consequences could materially and adversely affect our businesses and results of operations.

TriCo’s risk management framework may not be effective in identifying and mitigating every risk to us.

Any inadequacy or lapse in our risk management framework, governance structure, practices, models or reporting systems could expose it to unexpected losses, and our financial condition or results of operations could be materially and adversely affected. Any such inadequacy or lapse could:

•hinder the timely escalation of material risk issues to TriCo’s senior management and the Board of Directors
•lead to business decisions that have negative outcomes for us
•require significant resources and time to remediate
•lead to non-compliance with laws, rules and regulations
•attract heightened regulatory scrutiny
•expose us to regulatory investigations or legal proceedings
•subject us to litigation or regulatory fines, penalties or other sanctions
•harm our reputation, or
•otherwise diminish confidence in TriCo.
We rely on data to assess many of our various risk exposures. Any deficiencies in the quality or effectiveness of our data gathering, analysis and validation processes could result in ineffective risk management practices. These deficiencies could also result in inaccurate risk reporting.

General Risk Factors

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002 and new SEC regulations, have created additional expense for publicly traded companies such as the Company. The application of these laws, regulations and standards may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management’s required assessment of its internal control over financial reporting and our external auditors’ audit of our internal control over financial reporting requires, and will continue to require, the commitment of significant financial and managerial resources. Further, the members of our board of directors, members of our audit or compensation and management succession committees, our chief executive officer, our chief financial officer and certain other executive officers could face an increased risk of personal liability in connection with the performance of their duties. It may also become more difficult and more expensive to obtain director and officer liability insurance. As a result, our ability to attract and retain executive officers and qualified board and committee members could be more difficult.

Tax regulations could be subject to potential legislative, administrative or judicial changes or interpretations.

Federal income tax treatment of corporations may be clarified and/or modified by legislative, administrative or judicial changes or interpretations at any time. Given the current economic and political environment, and ongoing budgetary pressures, the enactment of new federal or state tax legislation or new interpretations of existing tax laws could occur. The enactment of such legislation, or changes in the interpretation of existing law may have a material adverse effect on our financial condition, results of operations, and liquidity.

In the normal course of business, we are routinely subjected to examinations and audits from federal, state, and local taxing authorities regarding tax positions taken by us and the determination of the amount of tax due. These examinations may relate to income, franchise, gross receipts, payroll, property, sales and use, or other tax returns. The challenges made by taxing authorities may result in adjustments to the amount of taxes due, and may result in the imposition of penalties and interest. If any such challenges are not resolved in our favor, they could have a material adverse effect on our financial condition, results of operations, and liquidity.

Claims, Litigation, Government Investigations, and Other Proceedings May Adversely Affect Our Business and Results of Operations

As a community financial institution, we are at times subject to actual and threatened claims, litigation, reviews, investigations, and other proceedings, including proceedings by governments and regulatory authorities, involving a wide range of issues, including labor and employment, data protection, data security, network security, consumer protection, commercial disputes, goods and services offered by us and by third parties, and other matters. Any of these types of proceedings can have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves for possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, consolidated financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could involve licenses, sanctions, consent decrees, or orders requiring us to make substantial future payments, preventing us from offering certain products or services, requiring us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
The Company is engaged in the banking business through 66 traditional branches, 7 in-store branches and 2 loan production offices in 29 counties in northern and central California including the counties of Butte, Colusa, Contra Costa, Del Norte, Fresno, Glenn, Humboldt, Kern, Lake, Lassen, Madera, Mendocino, Merced, Nevada, Placer, Sacramento, San Francisco, San Mateo, Santa Clara, Shasta, Siskiyou, Sonoma, Stanislaus, Sutter, Tehama, Trinity, Tulare, Yolo and Yuba. All offices are constructed and equipped to meet prescribed security requirements.
As of December 31, 2020, the Company owned 32 branch office locations, two administrative buildings that include branch locations, and seven other buildings that are used as either administrative, operational, or loan production offices. The Company leased 32 branch office locations, 7 in-store branch locations, and two loan production offices. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. All of the Company’s existing facilities are considered to be adequate for the Company’s present and future use. In the opinion of management, all properties are adequately covered by insurance. See “Note 7 – Premises and Equipment” to the consolidated financial statements at Part II, Item 8 of this report.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
The Company’s common stock is traded on the Nasdaq under the symbol “TCBK.” The following table shows the high and the low closing sale prices for the common stock for each quarter in the past two years, as reported by Nasdaq:

2020	High	Low
Fourth quarter	$35.70	$24.58
Third quarter	$30.88	$23.43
Second quarter	$32.80	$24.40
First quarter	$40.81	$24.49

2019
Fourth quarter	$41.25	$35.05
Third quarter	$39.06	$34.81
Second quarter	$41.23	$37.30
First quarter	$40.36	$33.79
As of February 25, 2021, there were approximately 1,679 shareholders of record of the Company’s common stock. On February 25, 2021, the closing market price was $44.12 per share.
The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. As of December 31, 2020, there was $111,492,000 available for payment of dividends by the Bank to the Company, under applicable laws and regulations. See “Note 27 – Summary of Quarterly Results of Operations (unaudited)” for the quarterly cash dividends paid by the Company in 2020 and 2019.
Issuer Repurchases of Common Stock
The Company has one previously announced stock repurchase plan under which it is currently authorized to purchase shares of its common stock. The table that follows provides additional information regarding this plan.

Announcement Date	Total shares approved for purchase	Total shares repurchased under the plan	Expiration date
11/12/2019	1,525,000	858,717	none
The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2020:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1-31, 2020	—	$—	—	711,138
November 1-30, 2020	17,714	$33.58	17,714	693,424
December 1-31, 2020	27,141	$34.15	27,141	666,283
Total	44,855	$33.92	44,855	666,283
(1)Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.

TriCo Bancshares Stock Performance
The following graph presents the cumulative total yearly shareholder return from investing $100 on December 31, 2015, in each of TriCo common stock, the Russell 3000 Index, and the SNL Western Bank Index. The SNL Western Bank Index compiled by SNL Financial includes banks located in California, Oregon, Washington, Montana, Hawaii and Alaska with market capitalization similar to that of TriCo’s. The amounts shown assume that any dividends were reinvested.

Total Return Performance
250
200
150
100
50
Index Value
TriCo Bancshares
Russell 3000 Index
SNL Western Bank Index
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
TriCo Bancshares	100.00	127.23	143.48	130.42	160.92	143.26
Russell 3000 Index	100.00	112.74	136.56	129.40	169.54	204.95
SNL Western Bank Index	100.00	110.86	123.61	97.86	119.35	88.08
Equity Compensation Plans
The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2020. All of our equity compensation plans have been approved by shareholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under future equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	—	$—	—
Equity compensation plans approved by shareholders	128,500	$17.72	1,222,011
Total	128,500	$17.72	1,222,011

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in connection with our consolidated financial statements and the related notes located at Item 8 of this report.
TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

Year ended December 31,	2020	2019	2018	2017	2016
Interest income	$267,184	$272,444	$228,218	$181,402	$173,708
Interest expense	(9,457)	(15,375)	(12,872)	(6,798)	(5,721)
Net interest income	257,727	257,069	215,346	174,604	167,987
(Provision for) benefit from loan losses	(42,813)	1,690	(2,583)	(89)	5,970
Noninterest income	55,194	53,520	49,061	49,452	44,678
Noninterest expense	(182,758)	(185,457)	(168,472)	(146,455)	(146,112)
Income before income taxes	87,350	126,822	93,352	77,512	72,523
Provision for income taxes	(22,536)	(34,750)	(25,032)	(36,958)	(27,712)
Net income	$64,814	$92,072	$68,320	$40,554	$44,811
Share Data
Earnings per share:
Basic	$2.17	$3.02	$2.57	$1.77	$1.96
Diluted	$2.16	$3.00	$2.54	$1.74	$1.94
Per share:
Dividends paid	$0.88	$0.82	$0.70	$0.66	$0.60
Book value at period end	$31.12	$29.70	$27.20	$22.03	$20.87
Tangible book value at period end	$23.09	$21.69	$18.97	$19.01	$17.77
Average common shares outstanding	29,917	30,478	26,593	22,912	22,814
Average diluted common shares outstanding	30,028	30,645	26,880	23,250	23,087
Shares outstanding at period end	29,727	30,524	30,417	22,956	22,868
Financial Ratios
During the period:
Return on average assets	0.91%	1.43%	1.24%	0.89%	1.02%
Return on average equity	7.18%	10.49%	10.75%	8.10%	9.46%
Net interest margin(1)	3.96%	4.47%	4.30%	4.22%	4.23%
Efficiency ratio	58.40%	59.71%	63.72%	65.37%	68.71%
Average equity to average assets	12.66%	13.97%	11.52%	10.99%	10.84%
Dividend payout ratio	40.58%	27.15%	27.24%	37.30%	30.60%
At period end:
Equity to assets	12.11%	14.01%	13.02%	10.62%	10.57%
Total capital to risk-adjusted assets	15.20%	15.10%	14.40%	14.07%	14.65%
Balance Sheet Data
Total investments	$1,719,102	$1,345,954	$1,580,096	$1,262,683	$1,162,769
Total loans	4,763,127	4,307,366	4,022,014	3,015,165	2,759,593
Total assets	7,639,529	6,471,181	6,352,441	4,761,315	4,517,968
Total non-interest bearing deposits	2,581,517	1,832,665	1,760,580	1,368,218	1,275,745
Total deposits	6,505,934	5,366,994	5,366,466	4,009,131	3,895,560
Total other borrowings	26,914	18,484	15,839	122,166	17,493
Total junior subordinated debt	57,635	57,232	57,042	56,858	56,667
Total shareholders’ equity	925,114	906,570	827,373	505,808	477,347
Total tangible equity (2)	$686,409	$662,141	$577,121	$436,323	$406,473
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
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for credit losses, investments, mortgage servicing rights, fair value measurements, retirement plans, intangible assets and the fair value of acquired assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s policies related to estimates on the allowance for credit losses, other than temporary impairment of investments and impairment of intangible assets, can be found in Note 1 in the financial statements at Item 8 of this report.
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
From time to time the Bank may be presented with the opportunity to purchase individual or pools of loans in whole or in part outside of a transaction that would be considered a business combination. As of December 31, 2020 and 2019, the outstanding carrying value of purchased loans that were not acquired in a business combination totaled $96,621,000 and $52,678,000, respectively.
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

	Year ended December 31,
	2020	2019	2018
Net interest income	$257,727	$257,069	$215,346
Reversal of (provision for) loan losses	(42,813)	1,690	(2,583)
Noninterest income	55,194	53,520	49,061
Noninterest expense	(182,758)	(185,457)	(168,472)
Provision for income taxes	(22,536)	(34,750)	(25,032)
Net income	$64,814	$92,072	$68,320
Net income per average fully-diluted share	$2.16	$3.00	$2.54
Net income as a percentage of average shareholders’ equity (ROAE)	7.18%	10.49%	10.75%
Net income as a percentage of average total assets (ROAA)	0.91%	1.43%	1.24%

Net Interest Income
The Company’s primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Following is a summary of the Company’s net interest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2020	2019	2018
Interest income	$267,184	$272,444	$228,218
Interest expense	(9,457)	(15,375)	(12,872)
Net interest income (not FTE)	257,727	257,069	215,346
FTE adjustment	1,069	1,201	1,304
Net interest income (FTE)	$258,796	$258,270	$216,650
Net interest margin (FTE)	3.96%	4.47%	4.30%
Acquired loans discount accretion:
Purchased loan discount accretion	$8,171	$8,137	$5,271
Effect on average loan yield	0.19%	0.20%	0.15%
Effect of purchased loan discount accretion on net interest margin (FTE)	0.13%	0.11%	0.10%
Net interest income (FTE) during the year ended December 31, 2020 increased $526,000 or 0.2% to $258,796,000 compared against $258,270,000 during the year ended December 31, 2019. The relatively unchanged amount of net interest income is reflective of the declining rate environment during the year ended December 31, 2020, as total average loan balances increased by approximately $534,912,000 in 2020, and excluding PPP loans, average loan balances increased by approximately $250,586,000 compared to December 31, 2019. The yield on interest earning assets was 4.11% and 4.74% for the year ended December 31, 2020 and 2019, respectively. This 63 basis point decrease in total earning asset yield was primarily attributable to a 33 basis point decrease in non-PPP loan yields and a 75 basis point decrease in yields on total investments. Of the 33 basis point decrease in yields on loans, a 32 basis point decline was attributable to decreases in market rates, offset partially by 1 basis point from the accretion of purchased loans. The decreases in yields on earning assets are consistent with decreased funding expenses as the costs of total interest bearing liabilities decreased 17 basis points to 0.25% during the year ended December 31, 2020, as compared to 0.42% for the year ended December 31, 2019. During the same period, costs associated with interest bearing deposits decreased by 15 basis points to 0.18% as compared to 0.33% in the prior year. The decrease in interest expense for the year ended December 31, 2020, as compared to the trailing year, was due largely to the decreased rate environment benefiting both the interest-bearing deposit expense and other borrowings interest expense.
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
For more information related to loan interest income, including loan purchase discount accretion, see the Summary of Average Balances, Yields/Rates and Interest Differential and Note 27 to the consolidated financial statements at Part II, Item 8 of this report. The “Yield” and “Volume/Rate” tables shown below are useful in illustrating and quantifying the developments that affected net interest income during 2020 and 2019.

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

	Year ended December 31,
	2020			2019			2018
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$4,361,679	$223,086	5.11%	$4,111,093	$223,750	5.44%	$3,548,498	$186,117	5.24%
PPP Loans	284,326	10,635	3.74%	—	—	—%	—	—	—%
Investment securities—taxable	1,302,367	28,659	2.20%	1,360,793	41,095	3.02%	1,241,829	35,702	2.87%
Investment securities—nontaxable (1)	116,717	4,636	3.97%	133,733	5,203	3.89%	142,146	5,649	3.97%
Total investments	1,419,084	33,295	2.35%	1,494,526	46,298	3.10%	1,383,975	41,351	2.99%
Cash at Federal Reserve and other banks	467,376	1,237	0.26%	171,021	3,597	2.10%	109,352	2,054	1.88%
Total interest-earning assets	6,532,465	268,253	4.11%	5,776,640	273,645	4.74%	5,041,825	229,522	4.55%
Other assets	590,966			660,455			496,323
Total assets	$7,123,431			$6,437,095			$5,538,148
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,313,804	332	0.03%	$1,254,375	1,089	0.09%	$1,075,331	945	0.09%
Savings deposits	2,015,134	2,595	0.13%	1,883,964	4,892	0.26%	1,610,202	2,803	0.17%
Time deposits	397,216	3,958	1.00%	446,142	5,735	1.29%	378,058	3,248	0.86%
Total interest-bearing deposits	3,726,154	6,885	0.18%	3,584,481	11,716	0.33%	3,063,591	6,996	0.23%
Other borrowings	28,863	17	0.06%	15,484	387	2.50%	154,372	2,745	1.78%
Junior subordinated debt	57,426	2,555	4.45%	57,133	3,272	5.73%	56,950	3,131	5.50%
Total interest-bearing liabilities	3,812,443	9,457	0.25%	3,657,098	15,375	0.42%	3,274,913	12,872	0.39%
Noninterest-bearing deposits	2,289,168			1,780,746			1,531,383
Other liabilities	119,710			121,933			74,113
Shareholders’ equity	902,110			877,318			657,739
Total liabilities and shareholders’ equity	$7,123,431			$6,437,095			$5,538,148
Net interest spread (2)			3.86%			4.32%			4.16%
Net interest income and interest margin (3)		$258,796	3.96%		$258,270	4.47%		$216,650	4.30%

(1)The fully-taxable equivalent (FTE) adjustment for interest income of non-taxable investment securities was $1,069, $1,200, and $1,304 for the years ended December 31, 2020, 2019 and 2018, respectively.
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

	2020 over 2019			2019 over 2018
	Volume	Rate	Total	Volume	Rate	Total
Increase in interest income:
Loans	$29,099	(19,128)	$9,971	$29,480	$8,153	$37,633
Investment securities—taxable	(1,764)	(10,672)	(12,436)	3,414	1,979	5,393
Investment securities—nontaxable	(662)	95	(567)	(334)	(112)	(446)
Cash at Federal Reserve and other banks	6,223	(8,583)	(2,360)	1,159	384	1,543
Total interest-earning assets	32,896	(38,288)	(5,392)	33,719	10,404	44,123
Increase in interest expense:
Interest-bearing demand deposits	53	(810)	(757)	161	(17)	144
Savings deposits	341	(2,638)	(2,297)	465	1,624	2,089
Time deposits	(631)	(1,146)	(1,777)	586	1,901	2,487
Other borrowings	(37)	(333)	(370)	(2,472)	114	(2,358)
Junior subordinated debt	17	(734)	(717)	10	131	141
Total interest-bearing liabilities	(257)	(5,661)	(5,918)	(1,250)	3,753	2,503
Increase in net interest income	$33,153	$(32,627)	$526	$34,969	$6,651	$41,620

Ending balances	As of December 31,		$ Change	% Change
($’s in thousands)	2020	2019
Total assets	$7,639,529	$6,471,181	$1,168,348	18.1%
Total loans	4,763,127	4,307,366	455,761	10.6%
Total loans, excluding PPP	4,436,357	4,307,366	128,991	3.0%
Total investments	1,719,102	1,345,954	373,148	27.7%
Total deposits	$6,505,934	$5,366,994	$1,138,940	21.2%
Provision for Credit Losses
The provision for credit losses during any period is the sum of the allowance for credit losses required at the end of the period and any charge offs during the period, less the allowance for credit losses required at the beginning of the period, and less any recoveries during the period. See the Tables labeled “Allowance for Credit Losses – December 31, 2020 and 2019” at Note 5 in Item 8 of Part II of this report for the components that make up the provision for credit losses for the years ended December 31, 2020 and 2019.
The Company adopted and implemented ASU 2016-13, referred to as the Current Expected Credit Loss (CECL), on January 1, 2020 which resulted in an increase to the allowance for credit losses of approximately $18,913,000, and a decrease to retained earnings of $12,983,000, net of taxes. Management also separately evaluated its held-to-maturity investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years, and based on this evaluation, no loss reserves were recorded for these securities at the time of adoption.
The Company recorded a provision of $42,813,000 for credit losses during the year ended December 31, 2020, versus a reversal of $1,690,000 provision for credit losses during the year ended December 31, 2019. The increased provision for credit losses for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to the portfolio-wide qualitative indicators associated with actual changes and forecast levels of California unemployment, and gross domestic product and, to a lesser extent, loan concentration risks. The qualitative factors associated with these two measures contributed to the level of calculated required reserves by approximately $60,563,000 as of December 31, 2020. As of December 31, 2020, the Company had established reserves totaling $1,600,000 related to the Camp Fire, compared to $2,500,000 as of December 31, 2019. As shown in the Table labeled “Allowance for Credit Losses - December 31, 2020” at Note 5 in Item 8 of Part II of this report, for the aforementioned reasons above, both the adoption of CECL on January 1, 2020 and provisions recorded during 2020 increased ending reserve balances year over year for all loan categories, with the exception of commercial and industrial loans and leases. The commercial and industrial loans benefited from changes to the risk pool allocation during adoption of CECL, leading to a reduction in beginning reserves that offset provisioning during 2020. Net recoveries for the year ended December 31, 2020 totaled $130,000 as compared to $276,000 net charge offs for the year ended December 31, 2019. Total nonperforming loans increased from 0.39% of total loans at December 31, 2019 to 0.56% of total loans at December 31, 2020. For further details of the change in nonperforming loans during the year ended December 31, 2020 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the year ended December 31, 2020” and “Changes in nonperforming assets during the three months ended December 31, 2020” under the heading “Asset Quality and Non-Performing Assets” below.

The Company recorded a benefit of $1,690,000 from loan losses during the year ended December 31, 2019, versus a $2,583,000 provision for loan losses during the year ended December 31, 2018. The reduced provision for loan losses for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to a $1,375,000 decrease in the amount of specific reserves required on impaired loans subsequent to the sale or repayment of the outstanding balances owed. In addition, while the Company remains cautious about the risks associated with trends in California real estate prices and the affordability of housing in the markets served by the Company, changes in home affordability and energy related index rates improved during the year ended December 31, 2019. The qualitative factors associated with these two measures reduced the level of calculated required reserves by approximately $1,059,000. These decreases were partially offset by the provisions to the allowance for loan losses necessitated by net loan growth during the year. As of December 31, 2019, the Company had established reserves totaling $2,500,000 related to the Camp Fire, compared to $3,250,000 as of December 31, 2018. As shown in the Table labeled “Allowance for Loan Losses - December 31, 2019” at Note 5 in Item 8 of Part II of this report residential and commercial real estate loans, home equity lines, home equity loans, and commercial construction loans all experienced a benefit from reversal of provision for losses during the year ended December 31, 2019. The benefit from reversal of provision for loan losses of each loan category during the year ended December 31, 2019 was due primarily to improvements in historical loss factors and decreases in nonperforming loans as a total percentage of loans. The remaining other consumer, commercial and residential construction loans experienced a provision for losses during the year ended December 31, 2019 due primarily to loan growth. Net charge-offs for the year ended December 31, 2019 were $276,000 as compared to $324,000 net charge offs for the year ended December 31, 2018. Total nonperforming loans decreased from 0.68% of total loans at December 31, 2018 to 0.39% of total loans at December 31, 2019. For details of the change in nonperforming loans during the year ended December 31, 2018 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the year ended December 31, 2019” and “Changes in nonperforming assets during the three months ended December 31, 2019” under the heading “Asset Quality and Non-Performing Assets” below.

	Year ended December 31,
(dollars in thousands)	2020	2019		2018
Provision (benefit) to allowance for credit losses	$42,188	$(1,690)		$2,583

Change in reserve for unfunded loan commitments	$625	$200	1	$(589)	1
1 Changes to the reserve for unfunded commitments was recorded in other noninterest expense prior to adoption of CECL on January 1, 2020.
The provision for credit losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for credit losses. Additional discussion on loan quality, our procedures to measure loan impairment, and the allowance for credit losses is provided under the heading “Asset Quality and Non-Performing Assets” below.
Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
ATM and interchange fees	$21,660	$20,639	$18,249
Service charges on deposit accounts	13,944	16,657	15,467
Other service fees	3,156	3,015	2,852
Mortgage banking service fees	1,855	1,917	2,038
Change in value of mortgage loan servicing rights	(2,634)	(1,811)	(146)
Total service charges and fees	37,981	40,417	38,460
Commissions on sale of non-deposit investment products	2,989	2,877	3,151
Increase in cash value of life insurance	2,949	3,029	2,718
Gain on sale of loans	9,122	3,282	2,371
Lease brokerage income	668	878	678
Sale of customer checks	414	529	449
Gain on sale of investment securities	7	110	207
Gain (loss) on marketable equity securities	64	86	(64)
Other	1,000	2,312	1,091
Total other non-interest income	17,213	13,103	10,601
Total non-interest income	$55,194	$53,520	$49,061

Non-interest income increased $1,674,000 or 3.1% to $55,194,000 during the twelve months ended December 31, 2020, compared to $53,520,000 during the equivalent period in 2019. This increase was primarily attributed to an increase in gains from the sale of mortgage loans, which resulted from increased volume, and contributed $5,840,000 to the overall increase in non-interest income during the year ended December 31, 2020 as compared to December 31, 2019. Non-interest income was negatively impacted by changes in the fair value of the Company’s mortgage servicing assets, as noted above, which contributed to a $823,000 decline for the year. Both the increased gains from the sale of mortgage loans and the decline in fair value of mortgage servicing assets are directly correlated with the elevated levels of mortgage origination volume, which was motivated by the historically low interest rate environment. Further, fee generative deposit account activity was impacted by reductions in the volume of returned check fees, declining by $2,713,000 to $13,944,000 for the twelve months ended December 31, 2020. Other non-interest income also declined by $1,312,000 during 2020, partially from decreases in the fair value of assets used to fund acquired deferred compensation plans totaling $514,000, as compared to 2019, as well as from a $333,000 reduction in one-time death benefits realized during the years ended 2020 and 2019 of $498,000 and $831,000, respectively.
Non-interest income increased $4,459,000 or 9.1% to $53,520,000 during the year ended December 31, 2019 compared to $49,061,000 during the comparable twelve month period in 2018. Increases in non-interest income for the year ended 2019 as compared to the same period in 2018 were largely driven by increases in fees charged for various services and increases in usage associated with both services and interchange transactions. More specifically, the increase in income charged for interchange fees and service charges increased by $2,390,000 or 13.1% and $1,190,000 or 7.7%, respectively. Gains from the sale of mortgage loans, which resulted from increased volume, contributed $911,000 to the overall increase in non-interest income during the 2019 year. Other non-interest income was positively impacted by the recognition of $831,000 in life insurance death benefits during the year ended December 31, 2019, compared to none in the equivalent period in 2018. These positive changes were partially offset by $1,655,000 greater decline in the value of the Company's mortgage loan servicing rights due to increases in prepayment speeds and the overall decreases in interest rates on home loans as compared to those in the prior year.
Non-interest Expense
The following table summarizes the Company’s other non-interest expense for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Base salaries, net of deferred loan origination costs	$70,164	$70,218	$62,422
Incentive compensation	10,022	13,106	11,147
Benefits and other compensation costs	31,935	22,741	20,373
Total salaries and benefits expense	112,121	106,065	93,942
Occupancy	14,528	14,893	12,139
Data processing and software	13,504	13,517	11,021
Equipment	5,704	7,022	6,651
ATM and POS network charges	5,433	5,447	5,271
Merger and acquisition expense	—	—	5,227
Advertising	2,827	5,633	4,578
Professional fees	3,222	3,754	3,546
Intangible amortization	5,724	5,723	3,499
Telecommunications	2,601	3,190	3,023
Regulatory assessments and insurance	1,594	1,188	1,906
Courier service	1,414	1,308	1,287
Operational losses	1,168	986	1,260
Postage	1,068	1,258	1,154
Gain on sale of foreclosed assets	(234)	(246)	(408)
Loss on disposal of fixed assets	67	82	185
Other miscellaneous expense	12,018	15,637	14,191
Total other non-interest expense	70,638	79,392	74,530
Total non-interest expense	$182,759	$185,457	$168,472
Average full-time equivalent staff	1,093	1,150	1,071
Salaries and benefit expense increased $6,056,000 (5.7%) to $112,121,000 during the year ended December 31, 2020 as compared to $106,065,000 for the trailing twelve month period. Base salaries, net of deferred loan origination costs remained nearly flat, decreasing by $54,000 (0.1%) to $70,164,000 due to a decrease in average full time equivalent employees to 1,093 from 1,150 in the prior year-to-date period, offset by a higher average wage per employee from annual merit increases. Commissions and incentive compensation decreased $3,084,000 (23.5%) to $10,022,000 during 2020 compared to 2019 primarily due to lesser quantities and volumes of non-PPP loan originations as borrower interaction and business demands for loans experienced disruption from COVID-19 related mandates. Benefits and other compensation costs increased by $9,194,000 (40.4%) to $31,935,000 during the year ended December 31, 2020 as compared to $22,741,000 for the trailing twelve month period, caused by increases in expenses associated with retirement obligations and insurance costs.
During 2018, the FDIC's Deposit Insurance Fund's (DIF) reserves exceeded the minimum set by the Dodd-Frank Act and the Bank with total assets less than $10 billion, was entitled to receive credits to offset a portion of its assessments. As a result, during the years ended December 31, 2020 and 2019, the Bank received credits of $610,000 and $862,000, respectively, which contributed to the fluctuation in regulatory assessments and insurance during those periods. Total other non-interest expense decreased by $8,755,000 or 11.0% to $70,637,000 during the year ended December 31, 2020 as compared to the $79,392,000 for the year ended December 31, 2019. Reductions in advertising expenses totaling $2,806,000 or 49.8% to $2,827,000 contributed to this beneficial change, as did declines in miscellaneous expenses totaling $3,619,000 or 23.1% attributed primarily to a $1,681,000 reduction in travel and training expenses as a result of state-wide shelter-in-place restrictions and a reduction of $418,000 in third party services, which were partially offset by the indirect loan documentation and administrative costs associated with PPP lending activity.
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
The provisions for income taxes applicable to income before taxes for the years ended December 31, 2020, 2019 and 2018 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	7.7	7.9	8.6
Tax-exempt interest on municipal obligations	(0.9)	(0.7)	(1.0)
Tax-exempt life insurance related income	(0.8)	(0.6)	(0.6)
Low income housing and other tax credits	(4.8)	(2.3)	(2.2)
Low income housing tax credit amortization	4.1	2.1	2.0
Compensation and benefits	0.4	(0.4)	(0.4)
Non-deductible merger expenses	—	—	0.2
Other	(0.9)	0.4	(0.8)
Effective Tax Rate	25.8%	27.4%	26.8%
The effective tax rate on income was 25.8%, 27.4%, and 26.8% in 2020, 2019, and 2018, respectively. The effective tax rate was greater than the Federal statutory rates of 21% due to the combination of state tax expenses of 7.7% in 2020, 7.9% in 2019 and 8.6% in 2018. These increases in tax expense were partially offset by Federal tax-exempt investment income of $3,566,000, $4,002,000 and $4,345,000, respectively, Federal and State tax-exempt income of $3,447,000, $3,860,000 and $2,718,000, respectively, from increase in cash value and gain on death benefit of life insurance, low income housing tax credits and losses, net of amortization of $619,000, $230,000 and $179,000 respectively, and equity compensation excess tax benefits, net of non-deductible compensation of $403,000, $2,537,000, and $499,000, respectively. The low-income housing tax credits and the equity compensation excess tax benefits represent direct reductions in tax expense. In addition, the 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provided the Company with an opportunity to file amended federal tax returns and generate proposed refunds of approximately $805,000. The items noted above resulted in an effective combined Federal and State income tax rate that differed from the combined Federal and State statutory income tax rate of approximately 29.6% during the three years ended 2020, 2019 and 2018.

Financial Condition
Investment Securities
The following table presents the available for sale debt securities and marketable equity investment securities portfolio by major type as of the dates indicated:

	Year ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Marketable equity securities	$3,025	$2,960	$2,874	$2,938	$2,938
Debt securities available for sale:
Obligations of U.S. government and agencies	$812,374	$472,980	$629,981	$604,789	$429,678
Obligations of states and political subdivisions	129,095	109,601	126,072	123,156	117,617
Corporate bonds	2,544	2,532	4,478	—	—
Asset backed securities	470,251	365,025	354,505	—	—
Total debt securities available for sale	$1,414,264	$950,138	$1,115,036	$727,945	$547,295
Debt securities held to maturity:
Obligations of U.S. government agencies	$273,667	$361,785	$430,343	$500,271	$597,982
Obligations of states and political subdivisions	10,896	13,821	14,593	14,573	14,554
Total debt securities held to maturity	$284,563	$375,606	$444,936	$514,844	$612,536
Debt securities available for sale increased $464,126,000 to $1,414,264 as of December 31, 2020, compared to December 31, 2019. This increase is attributable to purchases of $617,552,000 and an increase in net unrealized gains on securities available for sale of $15,796,000, offset partially by maturities and principal repayments of $167,515,000 and sales proceeds of $229,000. Debt securities available for sale decreased $164,898,000 to $950,138,000 as of December 31, 2019, compared to December 31, 2018. This decrease is attributable to maturities and principal repayments of $97,993,000, sales of $127,066,000, an increase in fair value of investments securities available for sale of $24,361,000 and amortization of net purchase price premiums of $1,567,000.
Debt securities held to maturity decreased $91,043,000 to $284,563,000 as of December 31, 2020, compared to December 31, 2019. This decrease is attributable to principal repayments of $89,858,000 and amortization of net purchase price premiums of $1,185,000. Debt securities held to maturity decreased $69,330,000 to $375,606,000 as of December 31, 2019, compared to December 31, 2018. This decrease is attributable to principal repayments of $68,346,000 and amortization of net purchase price premiums of $985,000.
Additional information about the investment portfolio is provided in Note 3 in the financial statements at Item 8 of Part II of this report.
Restricted Equity Securities
Restricted equity securities were $17,250,000 at December 31, 2020 and December 31, 2019. The entire balance of restricted equity securities at December 31, 2020 and 2019 represents the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).
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
Loan Portfolio Composition
The following table shows the Company’s loan balances, including net deferred loan fees, at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Commercial real estate	$2,951,902	$2,818,782	$2,627,837	$1,914,896	$1,747,918
Consumer	952,108	955,050	934,244	742,300	672,209
Commercial and industrial	526,327	249,791	250,661	194,790	177,204
Construction	284,842	249,827	183,384	137,557	122,419
Agriculture production	44,164	32,633	25,888	25,622	39,843
Leases	3,784	1,283	—	—	—
Total loans	$4,763,127	$4,307,366	$4,022,014	$3,015,165	$2,759,593

During 2020, the Company purchased a pool of SFR 1-4 1st DT loans with an ending balance of approximately $39,977,000, excluding loan premiums of approximately $1,149,000, which also approximates the outstanding balance and unamortized premium as of December 31, 2020. There was no credit deterioration identified at acquisition for the purchased loans. There were no loan purchases made during the year ended December 31, 2019.
In December 2020, the SBA announced plans for a second round of PPP lending with streamlined requirements for both borrowers and lenders. Effective Friday, January 15, 2021, the Company had launched and was accepting applications via an improved online portal which allows borrowers to open a new account and submit PPP applications under the new PPP guidance.
The following table shows the Company’s loan balances, including net deferred loan fees, as a percentage of total loans at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Commercial real estate	62.0%	65.4%	65.3%	63.5%	63.3%
Consumer	20.0%	22.2%	23.2%	24.6%	24.4%
Commercial and industrial	11.1%	5.8%	6.2%	6.5%	6.4%
Construction	6.0%	5.8%	4.6%	4.6%	4.4%
Agriculture production	0.9%	0.8%	0.6%	0.8%	1.4%
Leases	0.1%	—%	—%	—%	—%
Total loans	100%	100%	100%	100%	100%
At December 31, 2020 loans, including net deferred loan costs, totaled $4,763,127,000 which was a 10.58% ($455,761,000) increase over the balances at the end of 2019. Total loans, excluding PPP, increased by $128,991,000 during the same period. At December 31, 2019 loans, including net deferred loan costs, totaled $4,307,366,000 which was a 7.10% ($285,352,000) increase over the balances at the end of 2018.
In March 2020, the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") was created to help small businesses keep workers employed during the COVID-19 crisis. As a SBA Preferred Lender, the Company was able to provide PPP loans to small business customers. As of December 31, 2020, the total gross balance outstanding of PPP loans was $333,982,000 (approximately 2,300 loans) as compared to total PPP originations of $438,510,000 (approximately 2,900 loans). Included in the balance of outstanding PPP loans as of December 31, 2020 are approximately 630 loans totaling $88,623,000 that have been submitted to and are pending forgiveness by the SBA. In the tables above, PPP loans are included in the "Commercial and Industrial" loan category. In connection with the origination of these loans, the Company earned approximately $15,735,000 in loan fees, offset by deferred loan costs of approximately $763,000, the net of which will be recognized over the earlier of loan maturity, repayment or receipt of forgiveness confirmation. As of December 31, 2020 there was approximately $7,212,000 in net deferred fee income remaining to be recognized. During the three and twelve months ended December 31, 2020, the Company recognized $4,634,000 and $7,760,000, respectively, in fees on PPP loans.
In December 2020, the SBA announced plans for a second round of PPP lending with revised requirements for both borrowers and lenders. Effective Friday, January 15, 2021, Tri Counties Bank had launched and was accepting applications via an improved on-line portal which allows applicants to both open a new account, if necessary, and submit a PPP application. Preliminary results of the program indicate that total originations under this second round of PPP are expected to be thirty to fifty percent of the total round one originations.

Asset Quality and Nonperforming Assets
Nonperforming Assets
The following tables set forth the amount of the Bank’s nonperforming assets as of the dates indicated. “Performing non-accrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Performing nonaccrual loans	$22,896	$11,266	$22,689	$20,937	$17,677
Nonperforming nonaccrual loans	3,968	5,579	4,805	3,176	2,451
Total nonaccrual loans	26,864	16,845	27,494	24,113	20,128
Loans 90 days past due and still accruing	—	19	—	281	—
Total nonperforming loans	26,864	16,864	27,494	24,394	20,128
Foreclosed assets	2,844	2,541	2,280	3,226	3,986
Total nonperforming assets	$29,708	$19,405	$29,774	$27,620	$24,114
U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$811	$992	$1,173	$358	$911
Nonperforming assets to total assets	0.39%	0.30%	0.47%	0.58%	0.53%
Nonperforming loans to total loans	0.56%	0.39%	0.68%	0.81%	0.73%
Allowance for credit losses to nonperforming loans	342%	182%	119%	124%	161%

Changes in nonperforming assets during the year ended December 31, 2020
The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2020:

(in thousands)	Balance at December 31, 2019	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Balance at December 31, 2020
Commercial real estate:
CRE non-owner occupied	$642	$2,654	$(186)	$—	$—	$3,110
CRE owner occupied	1,408	3,298	(645)	—	—	4,061
Multifamily	2,024	—	(2,024)	—	—	—
Farmland	1,242	1,073	(595)	(182)	—	1,538
Total commercial real estate loans	5,316	7,025	(3,450)	(182)	—	8,709
Consumer:
SFR 1-4 1st DT	5,191	3,273	(2,591)	(13)	(766)	5,094
SFR HELOCs and junior liens	4,217	3,854	(1,807)	(116)	—	6,148
Other	51	789	(318)	(355)	—	167
Total consumer loans	9,459	7,916	(4,716)	(484)	(766)	11,409
Commercial and industrial	2,050	2,201	(1,295)	(774)	—	2,182
Construction	—	4,546	—	—	—	4,546
Agriculture production	39	426	(447)	—	—	18
Leases	—	—	—	—	—	—
Total nonperforming loans	16,864	22,114	(9,908)	(1,440)	(766)	26,864
Foreclosed assets	2,541	50	(513)	—	766	2,844
Total nonperforming assets	$19,405	$22,164	$(10,421)	$(1,440)	$—	$29,708
The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased by $10,303,000 (53.1%) to $29,708,000 at December 31, 2020 from $19,405,000 at December 31, 2019. The increase in nonperforming assets during 2020 was the result of new nonperforming loans of $22,114,000, which was partially offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $9,908,000, dispositions of foreclosed assets totaling $513,000, and net charge-offs of $1,440,000.

Changes in nonperforming assets during the year ended December 31, 2019
The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2019:

(in thousands)	Balance at December 31, 2018	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs (1)	Transfers to Foreclosed Assets	Balance at December 31, 2019
Commercial real estate:
CRE non-owner occupied	$8,079	$300	$(6,766)	$—	$(971)	$642
CRE owner occupied	3,322	300	(1,468)	(746)	—	1,408
Multifamily	—	2,284	(260)	—	—	2,024
Farmland	2,155	307	(1,220)	—	—	1,242
Total commercial real estate loans	13,556	3,191	(9,714)	(746)	(971)	5,316
Consumer:
SFR 1-4 1st DT	4,419	1,562	(672)	(2)	(116)	5,191
SFR HELOCs and junior liens	5,636	1,836	(3,037)	(3)	(215)	4,217
Other	7	887	(678)	(165)	—	51
Total consumer loans	10,062	4,285	(4,387)	(170)	(331)	9,459
Commercial and industrial	3,830	2,327	(2,034)	(2,073)	—	2,050
Construction	—	—	—	—	—	—
Agriculture production	46	15	(3)	(19)	—	39
Leases	—		—	—	—	—
Total nonperforming loans	27,494	9,818	(16,138)	(3,008)	(1,302)	16,864
Foreclosed assets	2,280	49	(1,090)	—	1,302	2,541
Total nonperforming assets	$29,774	$9,867	$(17,228)	$(3,008)	$—	$19,405
(1) Charge-offs and write-downs exclude deposit overdraft charge-offs.
Nonperforming assets decreased by $10,369,000 (34.8%) to $19,405,000 at December 31, 2019 from $29,774,000 at December 31, 2018. The decrease in nonperforming assets during 2019 was the result of new nonperforming loans of $9,818,000, which was more than offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $16,138,000, dispositions of foreclosed assets totaling $1,090,000, and net charge-offs of $3,008,000.

Changes in nonperforming assets during the three months ended December 31, 2020
The following table shows the activity in the balance of nonperforming assets for the quarter ended December 31, 2020:

(in thousands)	Balance at September 30, 2020	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs (1)	Transfers to Foreclosed Assets	Balance at December 31, 2020
Commercial real estate:
CRE non-owner occupied	$3,010	$127	$(27)	$—	$—	$3,110
CRE owner occupied	3,778	647	(364)	—	—	4,061
Multifamily	—	—	—	—	—	—
Farmland	2,056	70	(406)	(182)	—	1,538
Total commercial real estate loans	8,844	844	(797)	(182)	—	8,709
Consumer:
SFR 1-4 1st DT	6,373	92	(763)	—	(609)	5,093
SFR HELOCs and junior liens	5,185	1,337	(281)	(93)	—	6,148
Other	279	87	(72)	(127)	—	167
Total consumer loans	11,837	1,516	(1,116)	(220)	(609)	11,408
Commercial and industrial	1,978	475	(183)	(87)	—	2,183
Construction	18	4,528	—		—	4,546
Agriculture production	286	—	(268)	—	—	18
Leases	—	—	—		—	—
Total nonperforming loans	22,963	7,363	(2,364)	(489)	(609)	26,864
Foreclosed assets	2,057	178	—		609	2,844
Total nonperforming assets	$25,020	$7,541	$(2,364)	$(489)	$—	$29,708
(1) Charge-offs and write-downs exclude deposit overdraft charge-offs.
Nonperforming assets increased during the fourth quarter of 2020 by $4,688,000 (18.7%) to $29,708,000 at December 31, 2020 compared to $25,020,000 at September 30, 2020. The increase in nonperforming assets during the fourth quarter of 2020 was the result of new nonperforming loans of $7,363,000, that were partially offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $2,364,000, dispositions of foreclosed assets totaling $609,000, and net charge-offs of $489,000 in non-performing assets.
The $7,363,000 in new nonperforming loans during the fourth quarter of 2020 was comprised of, most notably, an increase of $4,648,000 on one residential construction loan which is considered well secured, $1,337,000 on thirteen home equity lines or loans, $647,000 on five commercial and industrial loans, and finally, $475,000 on two commercial and industrial loans.

Changes in nonperforming assets during the three months ended December 31, 2019
The following table shows the activity in the balance of nonperforming assets for the quarter ended December 31, 2019:

(in thousands)	Balance at September 30, 2019	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs (1)	Transfers to Foreclosed Assets	Balance at December 31, 2019
Commercial real estate:
CRE non-owner occupied	$1,502	$111	$—	$—	$(971)	$642
CRE owner occupied	1,184	293	(69)	—	—	1,408
Multifamily	2,024	—	—	—	—	2,024
Farmland	1,331	—	(89)	—	—	1,242
Total commercial real estate loans	6,041	404	(158)	—	(971)	5,316
Consumer:
SFR 1-4 1st DT	4,502	773	(84)	—	—	5,191
SFR HELOCs and junior liens	4,531	494	(808)	—	—	4,217
Other	63	299	(242)	(69)	—	51
Total consumer loans	9,096	1,566	(1,134)	(69)	—	9,459
Commercial and industrial	3,388	615	(1,072)	(881)	—	2,050
Construction	—	—	—	—	—	—
Agriculture production	40	—	(1)	—	—	39
Leases	—	—	—	—	—	—
Total nonperforming loans	18,565	2,585	(2,365)	(950)	(971)	16,864
Foreclosed assets	1,546	105	(81)		971	2,541
Total nonperforming assets	$20,111	$2,690	$(2,446)	$(950)	$—	$19,405
(1) Charge-offs and write-downs exclude deposit overdraft charge-offs.
Nonperforming assets decreased during the fourth quarter of 2019 by $706,000 (3.5%) to $19,405,000 at December 31, 2019 compared to $20,111,000 at September 30, 2019. The decrease in nonperforming assets during the fourth quarter of 2019 was the result of new nonperforming loans of $2,585,000, that were fully offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $2,365,000, dispositions of foreclosed assets totaling $81,000, and net charge-offs of $950,000 in non-performing assets.
The $2,585,000 in new nonperforming loans during the fourth quarter of 2019 was comprised of increases of $773,000 on four residential real estate loans, $404,000 on two commercial real estate loans, $494,000 on seven home equity lines and loans, and $615,000 on nine commercial and industrial loans.
COVID Deferrals
Following the passage of the CARES Act legislation, the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" was issued by federal bank regulators, which offers temporary relief from troubled debt restructuring accounting for loan payment deferrals for certain customers whose businesses are experiencing economic hardship due to Coronavirus. The Company continues to closely monitor the effects of the pandemic on our loan and deposit customers. Our management team continues to be focused on assessing the risks in our loan portfolio and working with our customers to mitigate where possible, the risk of potential losses. Beginning in April 2020, the Company implemented loan programs to allow certain consumers and businesses impacted by the pandemic to defer loan principal and interest payments.

The following is a summary of COVID related loan customer modifications with outstanding balances as of December 31, 2020:

			Modification Type		Deferral Term
(dollars in thousands)	Modified Loan Balances Outstanding	% of Total Category of Loans	Interest Only Deferral	Principal and Interest Deferral	90 Days	180 Days
Commercial real estate:
CRE non-owner occupied	$19,643	1.28%	87.1%	12.9%	—%	100.0%
CRE owner occupied	2,488	0.40	71.0	29.0	71.0	29.0
Multifamily	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total commercial real estate loans	22,131	0.8	85.3	14.7	8.0	92.0
Consumer:
SFR 1-4 1st lien	457	0.1	100.0	—	—	100.0
SFR HELOCs and junior liens	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total consumer loans	457	0.1	100.0	—	—	100.0
Commercial and industrial	772	0.2	86.1	13.9	9.0	91.0
Construction	24,998	8.8	100.0	—	—	100.0
Agriculture production	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total modifications	$48,358	1.0%	93.0%	7.0%	3.7%	96.3%
Total loan modifications associated with CARES Act legislation made during the twelve months ended December 31, 2020 totaled approximately $427,290,000 of which $48,358,000 remained outstanding under their modified terms as of December 31, 2020. The remaining balance of loans with modified terms are expected to conclude their modification period during the first half of fiscal 2021, however, as long as the current pandemic and recessionary economic conditions continue, it is anticipated that additional borrowers may request an initial or subsequent modification to their loan terms.
The total loan modifications made under the CARES Act during 2020 are inclusive of 13 loans (10 borrowers) with loan balances totaling $31,660,000 who requested and were granted a second modification and deferral. Eight of these second modifications and deferrals were for a period of three additional months, and five of the 13 loans had concluded their second deferral period and returned to their regular payment terms and are therefore not included in the table above. The remaining borrowers who received a second loan modification have outstanding loan balances totaling $5,840,000 million as of December 31, 2020, of which $2,000,000 has been classified as troubled debt restructurings by Management due to the likelihood of further changes to the contractual loan terms being necessary.
Management believes that its analysis of each borrower receiving a loan modification supports the ability of that borrower to return to their normal payment terms at the conclusion of the modification period. However, management determined that a risk rating downgrade to each credit receiving a deferral modification was prudent until such time that the borrower's actual payment performance supported an upgrade to the pre-modification risk grade.
Allowance for Credit Losses and CECL Adoption
On January 1, 2020, the Company adopted ASU 2016-03 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases. In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require increases or decreases in credit losses be presented as an allowance rather than as a write-down on available for sale debt securities, based on management's intent to sell the security or likelihood the Company will be required to sell the security, before recovery of the amortized cost basis.

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

Allowance for Credit Losses - Available for Sale Investment Securities
The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. During the year ended December 31, 2020 no allowance for credit losses nor impairment recognized in earnings related to available for sale investment securities was recorded.

Allowance for Credit Losses - Held to Maturity Investment Securities
In addition to credit losses associated with the Company's loan portfolio, the CECL standard requires that loss estimates be developed for securities classified as held-to-maturity (HTM). As of January 1, 2020, the date of adoption for ASC 326, the Company's HTM investment portfolio had a carrying value of approximately $375,606,000 and was comprised of $361,785,000 in obligations backed by U.S. government agencies and $13,821,000 in obligations of states and political subdivisions. As the 96.3% of the HTM portfolio consisted of investment securities where payment performance has an implicit or explicit guarantee from the U.S. government and where no history of credit losses exist, management believes that indicators for zero loss are present and therefore, no loss reserves were recognized in conjunction with the adoption of the CECL standard. Management separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. Based on this evaluation, management determined that the expected credit losses associated with these securities is less than significant for financial reporting purposes and therefore, no loss reserves resulted from the adoption and implementation of the CECL standard. Consistent with the portfolio composition at the date of adoption, as of December 31, 2020, 96.2% of the HTM portfolio consisted of investment securities where payment performance has an implicit or explicit guarantee from the U.S. government with the remaining balance of the HTM portfolio consisting of obligations of states and political subdivisions. In addition, the balance of investment securities maintained in the HTM portfolio decreased by $91,043,000 or 24.2% during the year ended December 31, 2020 and management is not aware of any significant changes in credit ratings for the securities held. Therefore, during the year ended December 31, 2020 no allowance for credit losses related to HTM securities was recorded.
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
The Company’s method for assessing the appropriateness of the allowance for credit losses includes specific allowances for impaired loans, formula allowance factors for pools of credits, and qualitative considerations which include, among other things, current and forecast economic and environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools were based on historical loss experience by product type and prior risk rating.
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
In its loss forecasting framework, the Company incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios incorporate variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, changes in environmental conditions, such as California unemployment rates, household debt levels and U.S. gross domestic product.
There is a greater chance that the Company would suffer a loss from a loan that was risk rated less than satisfactory than if the loan was last graded satisfactory. As such, the proper risk grading of loans in the portfolio is important to the determination of the calculation of and determination of adequacy of the allowance for credit losses. Utilizing the historical loss data described above, the Company applies reserve rates within any unique pool based on its loss and risk grade migration. Therefore, within any given pool, a larger loss estimation factor is applied to less than satisfactory loans as compared to those that the Company last graded as satisfactory. The resulting allowance for any pool is the sum of the calculated reserves determined in this manner.
Certain loans are not included in pools of loans that are collectively evaluated. The segregation of these loans is based on the results from analysis of identified credits that meet management’s criteria for specific evaluation. These loans are first reviewed individually to determine if such loans are considered impaired. Impaired loans are those where management has concluded that it is probable that the borrower will be unable to pay all amounts due under the original contractual terms and are removed from the pools of loans collectively evaluated. When, as a result of this evaluation, a loan is identified as impaired they are then specifically reviewed and evaluated individually by management for loss potential by evaluating sources of repayment, including collateral as applicable, and a specified allowance for loan losses is established where necessary. By definition, any loan that management has placed on non-accrual is considered impaired, however, not all impaired loans need be placed on non-accrual.
Allowance for Credit Losses - Unfunded Commitments
The estimated credit losses associated with these unfunded lending commitments is calculated using the same models and methodologies noted above and incorporate utilization assumptions at the estimated time of default. While the provision for credit losses associated with unfunded commitments is included in "provision for (benefit from) credit losses" on the consolidated statement of income, the reserve for unfunded commitments is maintained on the consolidated balance sheet in other liabilities.
The Components of the Allowance for Credit Losses
The following table sets forth the Bank’s allowance for credit losses related to loans as of the dates indicated (dollars in thousands):

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Allowance for credit losses:
Qualitative and forecast factor allowance	$61,935	$12,146	$11,577	$10,252	$10,275
Quantitative (Cohort) model allowance reserves	28,462	17,529	18,689	17,100	17,485
Total allowance for credit losses	90,397	29,675	30,266	27,352	27,760
Allowance for individually evaluated loans	1,450	935	2,194	2,699	2,046
Allowance for PCD loan losses	—	n/a	n/a	n/a	n/a
Allowance for PCI loan losses	n/a	6	122	272	2,697
Total allowance for credit losses	$91,847	$30,616	$32,582	$30,323	$32,503
Ratio of allowance for credit losses to gross loans	1.93%	0.71%	0.81%	1.01%	1.18%

The allowance for credit losses increased by $49,529,000 from the January 1, 2020 adoption date to $91,847,000 at December 31, 2020, primarily reflecting the economic impacts of the COVID-19 pandemic and the response by domestic and global governmental authorities, including quarantines and other social distancing policies aimed at fighting the spread of the virus.

The U.S. economy contracted into a recession with unusual speed and force in the first half of 2020, ending the longest expansionary period in U.S. history. The U.S. government and the Federal Reserve responded to the pandemic with unprecedented measures. The Federal Reserve reduced the target federal funds rate to zero to 0.25 percent and Congress passed the CARES Act that included an estimated $2 trillion stimulus package. Although the U.S. economy began to recover in third quarter 2020 as social distancing policies loosened, economic metrics in fourth quarter 2020 indicate an uneven path to recovery. In December 2020, Congress amended the CARES Act through the Consolidated Appropriations Act of 2021 to add an additional $900 billion of stimulus relief to mitigate the continued impacts of the pandemic. While certain factors point to improving economic conditions, uncertainty remains regarding the path of the economic recovery, the mitigating impacts of government interventions, the success of vaccine distribution and the efficacy of administered vaccines, as well as the effects of the change in leadership resulting from the recent elections.

These factors shaped the supportable forecast used by the Company in its allowance for credit loss modeled estimate at December 31, 2020. After partial improvements in California unemployment and gross domestic product (GDP) growth in the third and early fourth quarters of 2020, significant increases in COVID-19 infection rates in the latter half of the fourth quarter of 2020 caused both the forecasted levels of unemployment and GDP to deteriorate through the forecast period and thus further extended the expected duration of the current recessionary period.

While the credit quality of the Company’s loan portfolio, as measured by trends in the volume of past due loans, non-accrual loans, net loan charge-offs (recoveries) and risk grades, generally remained stable throughout the year, the changes in the actual and forecasted levels of unemployment and GDP deteriorated significantly as compared to the adoption date of the current expected credit loss standard. As a result, the growth in the allowance for credit losses is primarily attributable to changes in the qualitative components of the model calculation as described above.
Based on the current conditions of the loan portfolio, management believes that the $91,847,000 allowance for credit losses at December 31, 2020 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for credit losses between loan types:

	December 31,
(in thousands)	2020	2019	2018	2017	2016
Commercial real estate	$53,693	$11,995	$12,944	$11,441	$11,905
Consumer	25,148	10,084	11,051	10,543	12,670
Commercial and industrial	4,252	4,867	5,610	5,757	4,763
Construction	7,540	3,388	2,497	1,827	2,097
Agriculture production	1,209	261	480	755	1,068
Leases	5	21	—	—	—
Total allowance for loan losses	$91,847	$30,616	$32,582	$30,323	$32,503
The following table summarizes the allocation of the allowance for credit losses between loan types as a percentage of the total allowance for credit losses:

	December 31,
	2020	2019	2018	2017	2016
Commercial real estate	58.5%	39.2%	39.7%	37.7%	36.6%
Consumer	27.4%	32.9%	33.9%	34.8%	39.0%
Commercial and industrial	4.6%	15.9%	16.9%	19.0%	14.7%
Construction	8.2%	11.0%	7.7%	6.0%	6.5%
Agriculture production	1.3%	0.9%	1.8%	2.5%	3.2%
Leases	—%	0.1%	—%	—%	—%
Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%
The following table summarizes the allocation of the allowance for credit losses between loan types as a percentage of total loans and as a percentage of total loans in each of the loan categories listed:

	December 31,
	2020	2019	2018	2017	2016
Commercial real estate	1.82%	0.42%	0.49%	0.60%	0.68%
Consumer	2.62%	1.05%	1.18%	1.42%	1.88%
Commercial and industrial	0.81%	1.81%	2.24%	2.96%	2.69%
Construction	2.65%	1.36%	1.36%	1.33%	1.71%
Agriculture production	2.74%	1.82%	1.85%	2.95%	2.68%
Leases	0.13%	1.63%	—%	—%	—%
Total allowance for loan losses	1.93%	0.71%	1.01%	1.18%	1.43%

The following tables summarize the activity in the allowance for loan losses for the years indicated (dollars in thousands):

	Year ended December 31,
	2020	2019	2018	2017	2016
Allowance for credit losses:
Balance at beginning of period	$30,616	$32,582	$30,323	$32,503	$36,011
Adoption of ASU 2016-13 (CECL)	18,913	—	—	—	—
Provision for (reversal of) loan losses	42,188	(1,690)	2,583	89	(5,970)
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—	(15)	(166)	(827)
CRE owner occupied	—	(746)	—	(20)	—
Multifamily	—	—	—	—	—
Farmland	(182)	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	(13)	(2)	(77)	(60)	(321)
SFR HELOCs and junior liens	(116)	(3)	(301)	(429)	(804)
Other	(670)	(765)	(783)	(1,186)	(822)
Commercial and industrial	(774)	(2,104)	(1,103)	(1,384)	(456)
Construction	—	—	—	(1,104)	—
Agriculture production	—	(19)	(85)	(60)	—
Leases	—		—	—	—
Total loans charged off	(1,755)	(3,639)	(2,364)	(4,409)	(3,230)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	198	1,486	47	388	875
CRE owner occupied	28	42	20	9	11
Multifamily	—	—	—	—	35
Farmland	—	—	—	—	—
Consumer:
Home equity lines	416	54	—	—	880
Home equity loans	304	935	1,143	940	2,907
Other consumer	347	321	288	375	448
Commercial and industrial	568	513	445	354	404
Construction	—	—	—	1	132
Agriculture production	24	12	97	73	—
Leases	—	—	—	—	—
Total recoveries of previously charged off loans	1,885	3,363	2,040	2,140	5,692
Net (charge-offs) recoveries	130	(276)	(324)	(2,269)	2,462
Balance at end of period	$91,847	$30,616	$32,582	$30,323	$32,503
Average total loans	$4,646,005	$4,111,093	$3,548,489	$2,842,659	$2,629,729
Ratios:
Net charge-offs (recoveries) during period to average loans outstanding during period	(0.01)%	0.01%	0.01%	0.08%	(0.09)%
Provision for (benefit from) credit losses to average loans outstanding during period	0.92%	(0.04)%	0.07%	—%	(0.23)%
Allowance for credit losses to loans at year-end	1.93%	0.71%	0.81%	1.01%	1.18%
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

	Balance at December 31, 2019	Additions	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Balance at December 31, 2020
Land & Construction	$313	$119	$—	$(313)	$35	$154
Residential real estate	1,045	647	—	(200)	15	1,507
Commercial real estate	1,183	—	—	—	—	1,183
Total foreclosed assets	$2,541	$766	$—	$(513)	$50	$2,844

	Balance at December 31, 2018	Additions	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Balance at December 31, 2019
Land & Construction	$445	$—	$—	$—	$(132)	$313
Residential real estate	1,742	278	—	(1,064)	89	1,045
Commercial real estate	93	971	—	(26)	145	1,183
Total foreclosed assets	$2,280	$1,249	$—	$(1,090)	$102	$2,541
Premises and Equipment
Premises and equipment were comprised of:

	As of December 31,
	2020	2019
	(In thousands)
Land & land improvements	$29,505	$29,453
Buildings	65,334	65,241
Furniture and equipment	45,994	45,723
	140,833	140,417
Less: Accumulated depreciation	(57,462)	(53,704)
	83,371	86,713
Construction in progress	360	373
Total premises and equipment	$83,731	$87,086
During the year ended December 31, 2020, premises and equipment, net of depreciation, decreased by $3,355,000. The Company had purchases of $2,812,000 that were offset by depreciation of $6,100,000 and disposals of premises and equipment with net book value of $67,000. Depreciation expense for the years ended December 31, 2019 and 2018 was $6,472,000 and $6,104,000, respectively. Purchases of fixed assets during the years ended December 31, 2019 and 2018 totaled $4,293,000 and $7,372,000, respectively.
Intangible Assets
Intangible assets were comprised of the following:

	December 31, 2020	December 31, 2019
(In thousands)
Core-deposit intangible	$17,833	$23,557
Goodwill	220,872	220,872
Total intangible assets	$238,705	$244,429
The core-deposit intangible assets resulted from the Company’s acquisition of FNBB on July 6, 2018, three bank branches from Bank of America on March 18, 2016, North Valley Bancorp in 2014, and Citizens in 2011. The goodwill intangible asset includes $156,561,000 from the FNBB acquisition on July 6, 2018, $849,000 from the acquisition of three bank branches from Bank of America on March 18, 2016, $47,943,000 from the North Valley Bancorp acquisition in 2014, and $15,519,000 from the North State National Bank acquisition in 2003. Amortization of core deposit intangible assets amounting to $5,724,000, $5,723,000, and $3,499,000 was recorded in 2020, 2019, and 2018, respectively.

Deposit Portfolio Composition
The following table shows the Company’s deposit balances at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Noninterest-bearing demand	$2,581,517	$1,832,665	$1,760,580	$1,368,218	$1,275,745
Interest-bearing demand	1,414,908	1,242,274	1,252,366	971,459	887,625
Savings	2,164,942	1,851,549	1,921,324	1,364,518	1,397,036
Time certificates, over $250,000	73,147	129,061	132,429	73,596	75,184
Other time certificates	271,420	311,445	299,767	231,340	259,970
Total deposits	$6,505,934	$5,366,994	$5,366,466	$4,009,131	$3,895,560
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
On November 12, 2019 the Board of Directors approved the authorization to repurchase up to 1,525,000 shares of the Company's common stock (the 2019 Repurchase Plan), which approximated 5.0% of the shares outstanding as of the approval date. The following table shows the repurchases made by the Company during the periods presented:

Period	Total number of shares purchased	Average price paid per share	Maximum number of shares remaining that may yet be purchased under the 2019 Plan
November 12, 2019 - December 31, 2019	—	n/a	1,525,000
January 1, 2020 - December 31, 2020	858,717	$30.66	666,283

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

In the simulation of net interest income and market value of equity, the forecast balance sheet is processed against various interest rate scenarios. These various interest rate scenarios include a flat rate scenario, which assumes interest rates are unchanged in the future, and rate ramp and or shock scenarios including -200, -100, +100, and +200 basis points around the flat scenario. As of December 31, 2019, the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was less than 2.00%. Based on the historical nature of these rates in the United States not falling below zero, management believes that a shock scenario that reduces interest rates below zero would not provide meaningful results and therefor, have not been modeled. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.
The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous shock scenario over a twelve month period utilizing the Company's specific mix of interest earning assets and interest bearing liabilities as of December 31, 2020.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+200 (shock)	6.8%	36.2%
+100 (shock)	3.5%	21.6%
+ 0 (flat)	—	—
-100 (shock)	(2.0)%	(43.0)%
-200 (shock)	nm	nm
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
The following interest rate sensitivity table shows the Company’s repricing gaps as of December 31, 2020. In this table transaction deposits, which may be repriced at will by the Company, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Company to appear liability sensitive. Because the Company may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates.
Due to the limitations of gap analysis, as described above, the Company does not actively use gap analysis in managing interest rate risk. Instead, the Company relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.

As of December 31, 2020	Repricing within:
(dollars in thousands)	Less than 3 months	3 - 6 months	6 - 12 months	1 - 5 years	Over 5 years
Interest-earning assets:
Cash at Federal Reserve and other banks	$592,298	$—	$—	$—	$—
Securities	553,740	80,684	229,044	589,120	246,242
Loans	1,039,448	359,287	519,034	2,376,209	401,995
Total interest-earning assets	2,185,486	439,971	748,078	2,965,329	648,237
Interest-bearing liabilities
Transaction deposits	3,996,425	—	—	—	—
Time	96,284	67,047	102,261	78,401	611
Other borrowings	26,914	—	—	—	—
Junior subordinated debt	57,635	—	—	—	—
Total interest-bearing liabilities	$4,177,258	$67,047	$102,261	$78,401	611
Interest sensitivity gap	$(1,991,772)	$372,924	$645,817	$2,886,928	$647,626
Cumulative sensitivity gap	$(1,991,772)	$(1,618,848)	$(973,031)	$1,913,897	$2,561,523
As a percentage of earning assets:
Interest sensitivity gap	(30.5)%	5.7%	9.9%	44.2%	9.9%
Cumulative sensitivity gap	(30.5)%	(24.8)%	(14.9)%	29.3%	39.2%

Liquidity
Liquidity refers to the Company’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled $816,333,000 in 2020. Net increases in loan balances used approximately $456,541,000 of cash, while purchases of investment securities, net of calls and maturities, used approximately $360,179,000 of cash.
Liquidity may also be generated from liabilities through deposit growth and borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2020, financing activities provided funds totaling $1,094,575,000, resulting from $1,138,940,000 in deposits and offset by $26,303,000 in dividend payments and an additional $26,720,000 used to repurchase shares of common stock. In addition, at December 31, 2020, the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of up to $1,932,399,000 and $157,884,000, respectively. As of December 31, 2020, the Company had $26,914,000 of other borrowings as described in Note 13 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2020, operating activities provided cash of $114,802,000 and primarily included net income of $64,814,000.
The Company’s investment securities, excluding held-to-maturity securities, plus cash and cash equivalents in excess of reserve requirements totaled $2,009,089,000 at December 31, 2020, which was 26.3% of total assets at that time. This was an increase of $915,854,000 from $1,093,235,000 and 16.9% of total assets as of December 31, 2019.
Loan demand during 2021 will depend in part on economic and competitive conditions. The Company emphasizes the solicitation of non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. In addition to Federal economic stimulus actions, inclusive of loan programs and direct payments to taxpayers, which contributed to the growth in deposit balances, the Federal Reserve interest rate manipulation efforts have resulted in historic low short-term and long-term interest rates, which could further impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain and forecasted changes in those balances are subject to significant volatility and uncertainty.
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

The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. At December 31, 2020, 2019 and 2018, the Bank had $10,000,000, $30,000,000, and $65,000,000, respectively, of these State deposits.
Certificates of Deposit in Denominations of $100,000 or More

	Amounts as of December 31,
(dollars in thousands)	2020	2019	2018
Time remaining until maturity:
Less than 3 months	$96,546	$90,252	$70,473
3 months to 6 months	67,108	64,161	85,781
6 months to 12 months	102,252	74,682	47,254
More than 12 months	78,661	57,244	77,912
Total	$344,567	$286,339	$281,420
Loan maturities
Loan demand also affects the Company’s liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2020:

	Within One Year	After One But Within 5 Years	After 5 Years	Total
	(dollars in thousands)
Loans with predetermined interest rates:
Commercial Real Estate	$29,140	$271,789	$536,665	$837,594
Consumer	5,069	38,809	381,646	425,524
Commercial & Industrial	4,607	415,820	21,581	442,008
Construction	7,346	1,892	35,916	45,154
Agricultural Production	776	6,003	2,094	8,873
Leases	—	3,784	—	3,784
Total loans with predetermined interest rates	46,938	738,097	977,902	1,762,937
Loans with floating interest rates:
Commercial Real Estate	62,294	290,084	1,761,930	2,114,308
Consumer	11,068	24,760	490,756	526,584
Commercial & Industrial	46,688	5,180	32,451	84,319
Construction	29,754	13,217	196,717	239,688
Agricultural Production	29,523	5,482	286	35,291
Leases	—	—	—	—
Total loans with floating interest rates	179,327	338,723	2,482,140	3,000,190
Total loans	$226,265	$1,076,820	$3,460,042	$4,763,127
Investment maturities
The maturity distribution and yields of the investment portfolio at December 31, 2020 is presented in the following tables. The timing of the maturities indicated in the tables below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. Yields on tax exempt securities are shown on a tax equivalent basis.

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(dollars in thousands)
Debt Securities Available for Sale
Obligations of US government agencies	$19,994	0.14%	$189,897	0.51%	$28,353	2.95%	$574,130	1.57%	$812,374	1.33%
Obligations of states and political subdivisions	—	—	1,896	4.27%	15,882	2.29%	111,317	3.88%	129,095	3.69%
Corporate bonds	—	—	2,544	6.20%	—	—	—	—	2,544	6.20%
Asset backed securities	—	—		—%	115,435	—	354,816	1.30%	470,251	1.36%
Total debt securities available for sale	$19,994	0.14%	$194,337	0.62%	$159,670	1.84%	$1,040,263	1.72%	$1,414,264	1.56%
Debt Securities Held to Maturity
Obligations of US government agencies	$—	—	$—	—%	$13,636	2.34%	$260,031	2.51%	$273,667	2.50%
Obligations of states and political subdivisions	—	—	993	4.82%	5,119	3.33%	4,784	3.17%	10,896	3.39%
Total debt securities held to maturity	$—	—%	$993	4.82%	$18,755	2.61%	$264,815	2.52%	$284,563	2.53%

Off-Balance Sheet Items
The Bank has certain ongoing commitments under leases. See Note 11 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2020, commitments to extend credit and commitments related to the Bank’s deposit overdraft privilege product were the Bank’s only financial instruments with off-balance sheet risk. The Bank has not entered into any material contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $1,441,883,000 and $1,321,340,000 at December 31, 2020 and 2019, respectively, and represent 30.3% of the total loans outstanding at year-end 2020 versus 30.7% at December 31, 2019. Commitments related to the Bank’s deposit overdraft privilege product totaled $110,813,000 and $110,402,000 at December 31, 2020 and 2019, respectively.
Certain Contractual Obligations
The following chart summarizes certain contractual obligations of the Company as of December 31, 2020:

(dollars in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Time deposits	$344,567	$265,906	$74,377	$4,284	$—
Other collateralized borrowings, fixed rate, as of December 31, 2020 of 0.05%, payable on January 4, 2021	26,914	26,914	—	—	—
Junior subordinated debt:
TriCo Trust I(1)	20,619	—	—	—	20,619
TriCo Trust II(2)	20,619	—	—	—	20,619
North Valley Trust II(3)	5,215	—	—	—	5,303
North Valley Trust III(4)	4,118	—	—	—	4,199
North Valley Trust IV(5)	6,661	—	—	—	6,894
Operating lease obligations	27,973	84	2,119	2,784	22,986
Deferred compensation(6)	1,546	636	390	348	172
Supplemental retirement plans(6)	13,791	1,583	3,064	2,628	6,516
Total contractual obligations	$472,425	$295,123	$79,950	$10,044	$87,308
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRICO BANCSHARES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	At December 31, 2020	At December 31, 2019
Assets:
Cash and due from banks	$77,253	$92,816
Cash at Federal Reserve and other banks	592,298	183,691
Cash and cash equivalents	669,551	276,507
Investment securities:
Marketable equity securities	3,025	2,960
Available for sale debt securities	1,414,264	950,138
Held to maturity debt securities	284,563	375,606
Restricted equity securities	17,250	17,250
Loans held for sale	6,268	5,265
Loans	4,763,127	4,307,366
Allowance for credit losses	(91,847)	(30,616)
Total loans, net	4,671,280	4,276,750
Premises and equipment, net	83,731	87,086
Cash value of life insurance	118,870	117,823
Accrued interest receivable	20,004	18,897
Goodwill	220,872	220,872
Other intangible assets, net	17,833	23,557
Operating leases, right-of-use	27,846	27,879
Other assets	84,172	70,591
Total assets	$7,639,529	$6,471,181
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,581,517	$1,832,665
Interest-bearing	3,924,417	3,534,329
Total deposits	6,505,934	5,366,994
Accrued interest payable	1,362	2,407
Operating lease liability	27,973	27,540
Other liabilities	94,597	91,984
Other borrowings	26,914	18,454
Junior subordinated debt	57,635	57,232
Total liabilities	6,714,415	5,564,611
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized; zero issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding: 29,727,214 and 30,523,824 at December 31, 2020 and 2019, respectively	530,835	543,998
Retained earnings	381,999	367,794
Accumulated other comprehensive income (loss), net of tax	12,280	(5,222)
Total shareholders’ equity	925,114	906,570
Total liabilities and shareholders’ equity	$7,639,529	$6,471,181
The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2020	2019	2018
Interest and dividend income:
Loans, including fees	$233,721	$223,750	$186,117
Investments:
Taxable securities	27,627	39,810	33,997
Tax exempt securities	3,566	4,002	4,345
Dividends	1,032	1,285	1,705
Interest bearing cash at Federal Reserve and other banks	1,238	3,597	2,054
Total interest and dividend income	267,184	272,444	228,218
Interest expense:
Deposits	6,885	11,716	6,996
Other borrowings	17	387	2,745
Junior subordinated debt	2,555	3,272	3,131
Total interest expense	9,457	15,375	12,872
Net interest income	257,727	257,069	215,346
Provision for (benefit from) credit losses	42,813	(1,690)	2,583
Net interest income after provision for (benefit from) credit losses	214,914	258,759	212,763
Noninterest income:
Service charges and fees	37,981	40,417	38,460
Commissions on sale of non-deposit investment products	2,989	2,877	3,151
Increase in cash value of life insurance	2,949	3,029	2,718
Gain on sale of loans	9,122	3,282	2,371
Gain on sale of investment securities	7	110	207
Other	2,146	3,805	2,154
Total noninterest income	55,194	53,520	49,061
Noninterest expense:
Salaries and related benefits	112,121	106,065	93,942
Other	70,637	79,392	74,530
Total noninterest expense	182,758	185,457	168,472
Income before income taxes	87,350	126,822	93,352
Provision for income taxes	22,536	34,750	25,032
Net income	$64,814	$92,072	$68,320
Earnings per share:
Basic	$2.17	$3.02	$2.57
Diluted	$2.16	$3.00	$2.54

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended
	2020	2019	2018
Net income	$64,814	$92,072	$68,320
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period, after reclassifications	11,126	17,159	(12,434)
Change in minimum pension liability, after reclassifications	6,972	(4,502)	388
Change in joint beneficiary agreement liability	(596)	—	426
Other comprehensive income (loss)	17,502	12,657	(11,620)
Comprehensive income	$82,316	$104,729	$56,700

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at January 1, 2018	22,955,963	$255,836	$255,200	$(5,228)	$505,808
Net income			68,320		68,320
Adoption ASU 2016-01			(62)	62	—
Adoption ASU 2018-02			1,093	(1,093)	—
Other comprehensive loss				(11,620)	(11,620)
Stock option vesting		75			75
Service condition RSU vesting		1,017			1,017
Market plus service condition RSU vesting		370			370
Stock options exercised	100,400	1,704			1,704
Service condition RSUs released	35,060				—
Tax benefit from release of service condition RSUs	25,512				—
Issuance of common stock	7,405,277	284,437			284,437
Repurchase of common stock	(104,989)	(1,677)	(2,292)		(3,969)
Dividends paid ($0.70 per share)			(18,769)		(18,769)
Balance at December 31, 2018	30,417,223	$541,762	$303,490	$(17,879)	$827,373
Net income			92,072		92,072
Other comprehensive income				12,657	12,657
Service condition RSU vesting		1,161			1,161
Market plus service condition RSU vesting		493			493
Stock options exercised	182,500	2,921			2,921
Service condition RSUs released	33,060				—
Market plus service condition RSUs released	22,237				—
Repurchase of common stock	(131,196)	(2,339)	(2,769)		(5,108)
Dividends paid ($0.82 per share)			(24,999)		(24,999)
Balance at December 31, 2019	30,523,824	$543,998	$367,794	$(5,222)	$906,570
Cumulative change from adoption of ASU 2016-13	—	—	(12,983)	—	(12,983)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	30,523,824	543,998	354,811	(5,222)	893,587
Net income			64,814		64,814
Other comprehensive income				17,502	17,502
Service condition RSU vesting		1,390			1,390
Market plus service condition RSU vesting		646			646
Service condition RSUs released	34,388				—
Market plus service condition RSUs released	20,265				—
Stock options exercised	32,000	547			547
Repurchase of common stock	(883,263)	(15,746)	(11,323)		(27,069)
Dividends paid ($0.88 per share)			(26,303)		(26,303)
Balance at December 31, 2020	29,727,214	$530,835	$381,999	$12,280	$925,114

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2020	2019	2018
Operating activities:
Net income	$64,814	$92,072	$68,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	6,453	6,915	7,014
Amortization of intangible assets	5,724	5,723	3,499
Provision for (benefit from) credit losses	42,813	(1,690)	2,583
Amortization of investment securities premium, net	2,669	2,547	2,512
Gain on sale of investment securities	(7)	(110)	(207)
Originations of loans for resale	(227,831)	(131,074)	(84,245)
Proceeds from sale of loans originated for resale	234,424	131,689	86,988
Gain on sale of loans	(9,122)	(3,282)	(2,371)
Change in market value of mortgage servicing rights	2,634	1,811	146
Provision for (reversal of) losses on real estate owned	128	(102)	89
Deferred income tax expense	(14,154)	1,692	2,600
Gain on sale or transfer of loans, to real estate owned	(235)	(608)	(408)
Operating lease payments	(4,927)	(4,931)	—
Loss on disposal of fixed assets	67	82	185
Increase in cash value of life insurance	(2,949)	(3,029)	(2,718)
Gain on life insurance death benefit	(498)	(831)	—
(Gain) loss on marketable equity securities	(64)	(86)	64
Equity compensation vesting expense	2,036	1,654	1,462
Change in:
Interest receivable	(1,107)	515	(5,640)
Interest payable	(1,045)	410	1,067
Amortization of operating lease right of use asset	5,393	4,592	—
Other assets and liabilities, net	9,586	(1,153)	10,129
Net cash from operating activities	114,802	102,806	91,069
Investing activities:
Cash acquired in acquisition; net of consideration paid	—	—	30,613
Proceeds from maturities of securities available for sale	167,515	97,993	73,014
Proceeds from maturities of securities held to maturity	89,858	68,346	68,937
Proceeds from sale of available for sale securities	229	127,066	293,279
Purchases of securities available for sale	(617,552)	(37,253)	(436,678)
Net redemption of restricted equity securities	—	—	7,429
Loan origination and principal collections, net	(415,415)	(286,339)	(173,752)
Loans purchased	(41,126)	—	—
Proceeds from sale of real estate owned	570	1,336	2,527
Purchases of premises and equipment	(2,812)	(4,293)	(7,372)
Life insurance proceeds	2,400	3,355	—
Net cash from investing activities	(816,333)	(29,789)	(142,003)
Financing activities:
Net change in deposits	1,138,940	528	365,400
Net change in other borrowings	8,460	2,615	(271,327)
Repurchase of common stock, net	(26,720)	(2,196)	(2,483)
Dividends paid	(26,303)	(24,999)	(18,769)
Exercise of stock options, net	198	9	218
Net cash from financing activities	1,094,575	(24,043)	73,039
Net change in cash and cash equivalents	393,044	48,974	22,105
Cash and cash equivalents at beginning of year	276,507	227,533	205,428
Cash and cash equivalents at end of year	$669,551	$276,507	$227,533

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$15,796	$24,361	$(17,627)
Loans transferred to foreclosed assets	$766	$1,249	$1,262
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	$736	$5,108	$1,486
Obligations incurred in conjunction with leased assets	$4,161	$156	$—
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$10,502	$14,965	$11,805
Cash paid for income taxes	$29,500	$35,050	$14,525
Assets acquired in acquisition and goodwill, net	$—	$—	$1,463,100
Liabilities assumed in acquisition	$—	$—	$1,171,968
The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
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
The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. All adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,731,000 are accounted for under the equity method and, accordingly, are included in other assets on the consolidated balance sheets. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheets.
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
Marketable Equity Securities
Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 required equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The adoption of this guidance resulted in a $62,000 decrease to retaining earnings as of January 1, 2018 and a decrease to the deferred tax of $18,000. During the twelve months ended December 31, 2020 and 2019, the Company recognized $64,000 and $86,000 of unrealized losses, respectively, in the consolidated statements of income related to changes in the fair value of marketable equity securities.

Debt Securities
The Company classifies its debt securities into one of three categories: trading, available for sale ("AFS") or held to maturity ("HTM"). Trading securities are bought and held principally for the purpose of selling in the near term and changes in the value of these securities are recorded through earnings. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. AFS securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Discounts are amortized or accreted over the expected life of the related investment security as an adjustment to yield using the effective interest method. Premiums on callable debt securities are generally amortized to the earliest call date of the security with the exception of mortgage backed securities, where estimated prepayments, if any, are considered. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. The Company did not have any debt securities classified as trading during the three year period ended December 31, 2020.
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in other assets in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2020 and 2019.
The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the years ended December 31, 2020, 2019 or 2018.
For HTM debt securities, the Company measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on held-to-maturity (HTM) debt securities totaled $735,000 at December 31, 2020 and is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current condition and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these HTM investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized during the years ended December 31, 2020, 2019 or 2018.
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
The Company has identified the following portfolio segments to evaluate and measure the allowance for credit loss:
Commercial real estate:
•Commercial real estate - Non-owner occupied: These commercial properties typically consist of buildings which are leased to others for their use and rely on rents as the primary source of repayment. Property types are predominantly office, retail, or light industrial but the portfolio also has some special use properties. As such, the risk of loss associated with these properties is primarily driven by general economic changes or changes in regional economies and the impact of such on a tenant’s ability to pay. Ultimately this can affect occupancy, rental rates, or both. Additional risk of loss can come from new construction resulting in oversupply, the costs to hold or operate the property, or changes in interest rates. The terms on these loans at origination typically have maturities from five to ten years with amortization periods from fifteen to thirty years.
•Commercial real estate - Owner occupied: These credits are primarily susceptible to changes in the financial condition of the business operated by the property owner. This may be driven by changes in, among other things, industry challenges, factors unique to the operating geography of the borrower, change in the individual fortunes of the business owner, general economic conditions and changes in business cycles. When default is driven by issues related specifically to the business owner, collateral values tend to provide better repayment support and may result in little or no loss. Alternatively, when default is driven more by general economic conditions, the underlying collateral may have devalued more and thus result in larger losses in the event of default. The terms on these loans at origination typically have maturities from five to ten years with amortization periods from fifteen to thirty years.

•Multifamily: These commercial properties are generally comprised of more than four rentable units, such as apartment buildings, with each unit intended to be occupied as the primary residence for one or more persons. Multifamily properties are also subject to changes in general or regional economic conditions, such as unemployment, ultimately resulting in increased vacancy rates or reduced rents or both. In addition, new construction can create an oversupply condition and market competition resulting in increased vacancy, reduced market rents, or both. Due to the nature of their use and the greater likelihood of tenant turnover, the management of these properties is more intensive and therefore is more critical to the preclusion of loss.
•Farmland: While the Company has few loans that were originated for the purpose of the acquisition of these commercial properties, loans secured by farmland represent unique risks that are associated with the operation of an agricultural businesses. The valuation of farmland can vary greatly over time based on the property's access to resources including but not limited to water, crop prices, foreign exchange rates, government regulation or restrictions, and the nature of ongoing capital investment needed to maintain the quality of the property. Loans secured by farmland typically represent less risk to the Company than other agriculture loans as the real estate typically provides greater support in the event of default or need for longer term repayment.
Consumer loans:
•SFR 1-4 1st DT Liens: The most significant drivers of potential loss within the Company's residential real estate portfolio relate general, regional, or individual changes in economic conditions and their effect on employment and borrowers cash flow. Risk in this portfolio is best measured by changes in borrower credit score and loan-to-value. Loss estimates are based on the general movement in credit score, economic outlook and its effects on employment and the value of homes and the Bank’s historical loss experience adjusted to reflect the economic outlook and the unemployment rate.
•SFR HELOCs and Junior Liens: Similar to residential real estate term loans, HELOCs and junior liens performance is also primarily driven by borrower cash flows based on employment status. However, HELOCs carry additional risks associated with the fact that most of these loans are secured by a deed of trust in a position that is junior to the primary lien holder. Furthermore, the risk that as the borrower's financial strength deteriorates, the outstanding balance on these credit lines may increase as they may only be canceled by the Company if certain limited criteria are met. In addition to the allowance for credit losses maintained as a percent of the outstanding loan balance, the Company maintains additional reserves for the unfunded portion of the HELOC.
•Other: The majority of these consumer loans are secured by automobiles, with the remainder primarily unsecured revolving debt (credit cards). These loans are susceptible to three primary risks; non-payment due to income loss, over-extension of credit and, when the borrower is unable to pay, shortfall in collateral value, if any. Typically, non-payment is due to loss of job and will follow general economic trends in the marketplace driven primarily by rises in the unemployment rate. Loss of collateral value can be due to market demand shifts, damage to collateral itself or a combination of those factors. Credit card loans are unsecured and while collection efforts are pursued in the event of default, there is typically limited opportunity for recovery. Loss estimates are based on the general movement in credit score, economic outlook and its effects on employment and the Bank’s historical loss experience adjusted to reflect the economic outlook and the unemployment rate.
Commercial and industrial:
•Repayment of these loans is primarily based on the cash flow of the borrower, and secondarily on the underlying collateral provided by the borrower. A borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Most often, collateral includes accounts receivable, inventory, or equipment. Collateral securing these loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business. Actual and forecast changes in gross domestic product are believed to be corollary to losses associated with these credits.
Construction:
•While secured by real estate, construction loans represent a greater level of risk than term real estate loans due to the nature of the additional risks associated with the not only the completion of construction within an estimated time period and budget, but also the need to either sell the building or reach a level of stabilized occupancy sufficient to generate the cash flows necessary to support debt service and operating costs. The Company seeks to mitigate the additional risks associated with construction lending by requiring borrowers to comply with lower loan to value ratios and additional covenants as well as strong tertiary support of guarantors. The loss forecasting model applies the historical rate of loss for similar loans over the expected life of the asset as adjusted for macroeconomic factors.
Agriculture production:
•Repayment of agricultural loans is dependent upon successful operation of the agricultural business, which is greatly impacted by factors outside the control of the borrower. These factors include adverse weather conditions, including access to water, that may impact crop yields, loss of livestock due to disease or other factors, declines in market prices for agriculture products, changes in foreign exchange, and the impact of government regulations. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the business. Consequently, agricultural production loans may involve a greater degree of risk than other types of loans.
Leases:
•The loss forecasting model applies the historical rate of loss for similar loans over the expected life of the asset. Leases typically represent an elevated level of credit risk as compared to loans secured by real estate as the collateral for leases is often subject to a more rapid rate of depreciation or depletion. The ultimate severity of loss is impacted by the type of collateral securing the exposure, the size of the exposure, the borrower’s industry sector, any guarantors and the geographic market. Assumptions of expected loss are conditioned to the economic outlook and the other variables discussed above.

Unfunded commitments:
•The estimated credit losses associated with these unfunded lending commitments is calculated using the same models and methodologies noted above and incorporate utilization assumptions at time of default. The reserve for unfunded commitments is maintained on the consolidated balance sheet in other liabilities.
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
Goodwill, Other Intangible and Long-Lived Assets
Goodwill represents the excess of costs over fair value of net assets of businesses acquired from a business combination. The Company has an identifiable intangible asset consisting of core deposit intangibles (“CDI”). CDI are amortized over their respective estimated useful lives and reviewed periodically for impairment. Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Other intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment.
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
Leases
The Company records a right-of-use asset (“ROUA”) on the consolidated balance sheets for those leases that convey rights to control use of identified assets for a period of time in exchange for consideration. The Company is also required to record a lease liability on the consolidated balance sheets for the present value of future payment commitments. Substantially all of the Company’s leases are comprised of operating leases in which the Company is lessee of real estate property for branches, ATM locations, and general administration and operations. The Company has elected not to include short-term leases (i.e. leases with initial terms of twelve months or less) within the ROUA and lease liability. Known or determinable adjustments to the required minimum future lease payments are included in the calculation of the Company’s ROUA and lease liability. Adjustments to the required minimum future lease payments that are variable and will not be determinable until a future period, such as changes in the consumer price index, are included as variable lease costs. Additionally, expected variable payments for common area maintenance, taxes and insurance are not unknown and not determinable at lease commencement and therefore, are not included in the determination of the Company’s ROUA or lease liability.
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
Share-Based Compensation
Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of the awards at the date of grant. The estimate of the fair value of stock options and performance based restricted awards are based on a Black-Scholes or Monte Carlo model, respectively, while the market price of the common stock at the date of grant is used for time based restricted awards. Compensation cost is recognized over the required service period, generally defined as the vesting or measurement period. The Company’s accounting policy is to recognize forfeitures as they occur.

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
Most of our revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as our loans and investment securities. In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2020 and December 31, 2019, the Company did not have any significant contract balances. The Company has evaluated the nature of its revenue streams and determined that further disaggregation of revenue into more granular categories beyond what is presented in Note 18 was not necessary. The following are descriptions of revenues within the scope of ASC 606.
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
Debit and ATM interchange fees
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

Gain/loss on other real estate owned, net
The Company records a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Company finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the other real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. Gains or losses from transactions associated with other real estate owned are recorded as a component of non-interest expense.
Reclassifications
Certain amounts reported in previous consolidated financial statements have been reclassified and recalculated to conform to the presentation in this report. These reclassifications did not affect previously reported amounts of net income, total assets or total shareholders’ equity.

Note 2 - New Accounting Pronouncements
Accounting Standards Adopted in 2020
On January 1, 2020, the Company adopted ASU 2016-03 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology and is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases. In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require increases or decreases in credit losses be presented as an allowance rather than as a write-down on available for sale debt securities, based on management's intent to sell the security or likelihood the Company will be required to sell the security, before recovery of the amortized cost basis.
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
On January 1, 2020 the Company adopted ASU 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates step two of the goodwill impairment test (the hypothetical purchase price allocation used to determine the implied fair value of goodwill) when step one (determining if the carrying value of a reporting unit exceeds its fair value) is failed. Instead, entities simply will compare the fair value of a reporting unit to its carrying amount and record goodwill impairment for the amount by which the reporting unit’s carrying amount exceeds its fair value. There was no goodwill impairment recorded during the year ended December 31, 2020.
On January 1, 2020 the Company adopted ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities are no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the Coronavirus Disease 2019 (COVID-19) pandemic. The CARES Act provides optional temporary relief from troubled debt restructuring and impairment accounting requirements for loan modifications related to the COVID-19 pandemic made during the period from March 1, 2020 to the earlier of December 31, 2020 or 60 days after the national emergency concerning COVID-19 declared by the President terminates. The termination of these provisions was extended, to the earlier of 60 days after the COVID-19 national emergency date or January 1, 2022, with the Consolidated Appropriations Act of 2021. Banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification was considered to be short-term. Following the passage of the CARES Act legislation, the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" was issued by Federal bank regulators, which similarly offers temporary relief from troubled debt restructuring accounting for loan payment deferrals for certain customers whose businesses are experiencing economic hardship due to Coronavirus. The Interagency Statement requires the modification event to be short-term and COVID-19 related, requiring the borrower be not more than 30 days past due as of the date the modification program was implemented, and allowing Management to apply judgement as to when the modification program terminates. The ability to suspend TDR accounting under either program does not apply to any adverse impact on the credit of a borrower that is not related to the COVID-19 pandemic.

Accounting Standards Pending Adoption
In October 2020, the FASB issued ASU No. 2020-10, "Codification Improvements" to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to GAAP. ASU 2020-10 is effective for annual periods beginning after December 15, 2020 and is not expected to have a significant impact on the Company’s consolidated financial statements.
Note 3 – Investment Securities
The amortized cost and estimated fair values of investment securities classified as available for sale and held to maturity are summarized in the following tables:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$795,555	$17,710	$(891)	$812,374
Obligations of states and political subdivisions	123,347	5,748	—	129,095
Corporate bonds	2,459	85	—	2,544
Asset backed securities	473,720	1,682	(5,151)	470,251
Total debt securities available for sale	$1,395,081	$25,225	$(6,042)	$1,414,264
Debt Securities Held to Maturity
Obligations of U.S. government agencies	273,667	13,774	—	287,441
Obligations of states and political subdivisions	10,896	389	—	11,285
Total debt securities held to maturity	$284,563	$14,163	$—	$298,726

There was no allowance for credit losses recorded for the held to maturity debt portfolio as of or for the year ended December 31, 2020.

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$466,139	$7,261	$(420)	$472,980
Obligations of states and political subdivisions	106,373	3,229	(1)	109,601
Corporate bonds	2,430	102	—	2,532
Asset backed securities	371,809	129	(6,913)	365,025
Total debt securities available for sale	$946,751	$10,721	$(7,334)	$950,138
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$361,785	$6,072	$(480)	$367,377
Obligations of states and political subdivisions	13,821	327	—	14,148
Total debt securities held to maturity	$375,606	$6,399	$(480)	$381,525
During 2020, proceeds from sales of debt securities were $229,000, resulting in gross gains of $7,000. During 2019, proceeds from sales of debt securities were $127,066,000, resulting in a gross gains of $338,000 and gross losses of $228,000. During 2018, proceeds from sales of debt securities totaled $293,279,000, resulting in gross gains of $207,000. Investment securities with an aggregate carrying value of $429,049,000 and $466,321,000 at December 31, 2020 and 2019, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.
The amortized cost and estimated fair value of debt securities at December 31, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2020, obligations of U.S. government and agencies with an amortized cost basis totaling $828,047,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At December 31, 2020, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 3.06 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Debt Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$20,000	$19,994	$—	$—
Due after one year through five years	193,791	194,337	993	1,135
Due after five years through ten years	157,945	159,670	18,755	19,640
Due after ten years	1,023,345	1,040,263	264,815	277,951
Totals	$1,395,081	$1,414,264	$284,563	$298,726
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2020	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$160,543	$(891)	$—	$—	$160,543	$(891)
Asset backed securities	51,544	(441)	297,020	(4,710)	348,564	(5,151)
Total debt securities available for sale	$212,087	$(1,332)	$297,020	$(4,710)	$509,107	$(6,042)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2019	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$36,709	$(309)	$23,852	$(111)	$60,561	$(420)
Obligations of states and political subdivisions	778	(1)	—	—	778	(1)
Asset backed securities	237,463	(4,535)	99,981	(2,378)	337,444	(6,913)
Total securities available for sale	$274,950	$(4,845)	$123,833	$(2,489)	$398,783	$(7,334)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$18,813	$(142)	$62,952	$(338)	$81,765	$(480)
Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2020, 10 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 0.55% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. At the time of purchase, each of these securities were rated AA or AAA and through December 31, 2020 have not experienced any deterioration in credit rating. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2020, 30 asset backed securities had unrealized losses with aggregate depreciation of 1.46% from the Company’s amortized cost basis.
Marketable equity securities: All unrealized gains recognized during the reporting period were for equity securities still held at December 31, 2020.

Note 4 – Loans
A summary of loan balances follows:

(in thousands)	December 31, 2020	December 31, 2019
Commercial real estate:
CRE non-owner occupied	$1,535,555	$1,609,556
CRE owner occupied	624,375	546,434
Multifamily	639,480	517,725
Farmland	152,492	145,067
Total commercial real estate loans	2,951,902	2,818,782
Consumer:
SFR 1-4 1st DT liens	546,592	509,508
SFR HELOCs and junior liens	327,484	362,886
Other	78,032	82,656
Total consumer loans	952,108	955,050
Commercial and industrial	526,327	249,791
Construction	284,842	249,827
Agriculture production	44,164	32,633
Leases	3,784	1,283
Total loans, net of deferred loan fees and discounts	$4,763,127	$4,307,366
Total principal balance of loans owed, net of charge-offs	$4,805,596	$4,351,725
Unamortized net deferred loan fees	(16,984)	(8,927)
Discounts to principal balance of loans owed, net of charge-offs	(25,485)	(35,432)
Total loans, net of unamortized deferred loan fees and discounts	$4,763,127	$4,307,366
Allowance for credit losses	$(91,847)	$(30,616)

In March 2020, the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") was created to help small businesses keep workers employed during the COVID-19 crisis. As of December 31, 2020, the total gross outstanding balance of Paycheck Protection Program (PPP) loans was $333,982,000, which net of approximately $7,212,000 in net deferred fee income, were included in the commercial and industrial loan category, as compared to total PPP originations of $438,510,000. During the twelve months ended December 31, 2020, the Company recognized $7,760,000 in fees on PPP loans.

Note 5 – Allowance for Credit Losses

The allowance for credit losses (ACL) was $91,847,000 as of December 31, 2020 as compared to $49,529,000 as of the adoption date of the current expected credit loss accounting standard and related methodology on January 1, 2020. Changes in loan volume and changes in credit quality associated with levels of classified, past due and non-performing loans in addition to changes in qualitative factors, result in the need for changes in the balance of the allowance for credit losses. In addition to the quantitative loan portfolio credit quality characteristics which are illustrated in the following tabular disclosures, the Company’s expected credit loss methodology incorporates the use of qualitative factors. The two most critical qualitative factors utilized by the Company include the actual and forecasted changes in both California unemployment and U.S. gross domestic product. During the year ended December 31, 2020, these qualitative factors experienced significant volatility and deterioration which resulted in a significant increase in the related component of the allowance for credit losses. The table below sets forth the components of the Company’s allowance for credit losses as of the dates indicated.

(dollars in thousands)	December 31, 2020	January 1, 2020	December 31, 2019
Allowance for credit losses:
Qualitative and forecast factor allowance	$61,935	$21,830	$12,146
Quantitative (Cohort) model allowance reserves	28,462	26,900	17,529
Total allowance for credit losses	90,397	48,730	29,675
Allowance for individually evaluated loans	1,450	799	935
Allowance for PCD loan losses	—	—	n/a
Allowance for PCI loan losses	n/a	n/a	6
Total allowance for credit losses	$91,847	$49,529	$30,616

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Credit Losses – December 31, 2020
(in thousands)	Beginning Balance	Impact of CECL Adoption	Charge-offs	Recoveries	Provision	Ending Balance
Commercial real estate:
CRE non-owner occupied	$5,948	$6,701	$—	$198	$16,533	$29,380
CRE owner occupied	2,027	2,281	—	28	6,525	10,861
Multifamily	3,352	2,281	—	—	5,839	11,472
Farmland	668	585	(182)	—	909	1,980
Total commercial real estate loans	11,995	11,848	(182)	226	29,806	53,693
Consumer:
SFR 1-4 1st DT liens	2,306	2,675	(13)	416	4,733	10,117
SFR HELOCs and junior liens	6,183	4,638	(116)	304	762	11,771
Other	1,595	971	(670)	347	1,017	3,260
Total consumer loans	10,084	8,284	(799)	1,067	6,512	25,148
Commercial and industrial	4,867	(1,961)	(774)	568	1,552	4,252
Construction	3,388	933	—	—	3,219	7,540
Agriculture production	261	(179)	—	24	1,103	1,209
Leases	21	(12)	—	—	(4)	5
Allowance for credit losses on loans	30,616	18,913	(1,755)	1,885	42,188	91,847
Reserve for unfunded commitments	2,775	—	—	—	625	3,400
Total	$33,391	$18,913	$(1,755)	$1,885	$42,813	$95,247

	Allowance for Loan Losses – December 31, 2019
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial real estate:
CRE non-owner occupied	$7,401	$—	$1,486	$(2,939)	$5,948
CRE owner occupied	2,711	(746)	42	20	2,027
Multifamily	2,429	—	—	923	3,352
Farmland	403	—	—	265	668
Total commercial real estate loans	12,944	(746)	1,528	(1,731)	11,995
Consumer:
SFR 1-4 1st DT liens	2,676	(2)	54	(422)	2,306
SFR HELOCs and junior liens	7,582	(3)	935	(2,331)	6,183
Other	793	(765)	321	1,246	1,595
Total consumer loans	11,051	(770)	1,310	(1,507)	10,084
Commercial and industrial	5,610	(2,104)	513	848	4,867
Construction	2,497	—	—	891	3,388
Agriculture production	480	(19)	12	(212)	261
Leases	—	—	—	21	21
Allowance for loan losses	$32,582	$(3,639)	$3,363	$(1,690)	$30,616

	Reserve for Unfunded Commitments - December 31, 2019
Reserve for unfunded commitments	$2,575	$—	$—	$200	$2,775

	Allowance for Loan Losses – December 31, 2018
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial real estate:
CRE non-owner occupied	$6,693	$(15)	$47	$676	$7,401
CRE owner occupied	2,686	—	20	5	2,711
Multifamily	1,491	—	—	938	2,429
Farmland	571	—	—	(168)	403
Total commercial real estate loans	11,441	(15)	67	1,451	12,944
Consumer:
SFR 1-4 1st DT liens	2,317	(77)	—	436	2,676
SFR HELOCs and junior liens	7,641	(301)	1,143	(901)	7,582
Other	586	(783)	288	702	793
Total consumer loans	10,544	(1,161)	1,431	237	11,051
Commercial and industrial	5,757	(1,103)	445	511	5,610
Construction	1,826	—	—	671	2,497
Agriculture production	755	(85)	97	(287)	480
Leases	—	—	—	—	—
Allowance for loan losses	$30,323	$(2,364)	$2,040	$2,583	$32,582

	Reserve for Unfunded Commitments - December 31, 2018
Reserve for unfunded commitments	$3,164	$—	$—	$(589)	$2,575
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
The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$120,520	$207,899	$155,730	$256,677	$179,523	$460,644	$76,730	$—	$1,457,723
Special Mention	—	7,455	11,692	5,407	15,773	18,832	12,205	—	71,364
Substandard	—	—	1,449	584	2,147	2,288	—	—	6,468
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$120,520	$215,354	$168,871	$262,668	$197,443	$481,764	$88,935	$—	$1,535,555

Commercial real estate:
CRE owner occupied risk ratings
Pass	$105,896	$75,144	$53,816	$58,371	$54,541	$227,828	$25,508	$—	$601,104
Special Mention	—	—	288	7,451	2,955	6,140	—	—	16,834
Substandard	—	1,533	1,301	475	1,306	1,822	—	—	6,437
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$105,896	$76,677	$55,405	$66,297	$58,802	$235,790	$25,508	$—	$624,375

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2020
(in thousands)	2020	2019		2018		2017		2016		Prior		Revolving Loans Amortized Cost Basis		Revolving Loans Converted to Term	Total
Commercial real estate:
Multifamily risk ratings
Pass	$77,646	$118,725		$113,882		$70,112		$67,457		$123,518		$19,007		$—	$590,347
Special Mention	9,441	—	—	—		603		24,687		772		9,259		—	44,762
Substandard	—	4,371		—	—	—	—	—	—	—	—	—	—	—	4,371
Doubtful/Loss	—	—		—		—		—		—		—		—	—
Total multifamily loans	$87,087	$123,096		$113,882		$70,715		$92,144		$124,290		$28,266		$—	$639,480

Commercial real estate:
Farmland risk ratings
Pass	$17,640	$25,003	$19,148	$12,834	$7,377	$17,129	$39,411	$—	$138,542
Special Mention	—	2,567	—	1,271	227	3,107	2,258	—	9,430
Substandard	—	700	—	602	—	1,214	2,004	—	4,520
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$17,640	$28,270	$19,148	$14,707	$7,604	$21,450	$43,673	$—	$152,492

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$183,719	$80,717	$36,342	$53,001	$46,467	$126,465	$76	$5,507	$532,294
Special Mention	—	290	684	110	15	2,936	—	934	4,969
Substandard	—	—	1,174	929	935	5,763	—	528	9,329
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$183,719	$81,007	$38,200	$54,040	$47,417	$135,164	$76	$6,969	$546,592

Consumer loans:
SFR HELOCs and Junior Liens risk ratings
Pass	$793	$—	$13	$360	$300	$910	$297,160	$14,051	$313,587
Special Mention	—	—	16	—	—	83	4,504	789	5,392
Substandard	—	—	—	—	—	39	6,698	1,768	8,505
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$793	$—	$29	$360	$300	$1,032	$308,362	$16,608	$327,484

Consumer loans:
Other risk ratings
Pass	$25,876	$29,539	$14,170	$4,238		$1,020	$967	$986	$—	$76,796
Special Mention	43	208	147	74		24	65	90	—	651
Substandard	58	82	210	74		12	140	9	—	585
Doubtful/Loss	—	—	—	—	—	—	—	—	—	—
Total other consumer loans	$25,977	$29,829	$14,527	$4,386		$1,056	$1,172	$1,085	$—	$78,032

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$356,701	$48,838	$20,463	$13,151	$5,185	$9,490	$65,938	$1,085	$520,851
Special Mention	—	102	698	195	20	178	207	11	1,411
Substandard	—	301	53	1,142	823	148	1,519	79	4,065
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$356,701	$49,241	$21,214	$14,488	$6,028	$9,816	$67,664	$1,175	$526,327

Construction loans:
Construction risk ratings
Pass	$69,133	$41,786	$92,191	$51,082	$20,868	$2,876	$—	$—	$277,936
Special Mention	—	—	—	346	—	1,780	—	—	2,126
Substandard	—	—	—	—	4,529	251	—	—	4,780
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$69,133	$41,786	$92,191	$51,428	$25,397	$4,907	$—	$—	$284,842

Agriculture production loans:
Agriculture production risk ratings
Pass	$977	$2,079	$1,590	$1,838	$663	$708	$36,051	$—	$43,906
Special Mention	—	—	203	—	49	—	—	—	252
Substandard	—	—	—	—	6	—	—	—	6
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$977	$2,079	$1,793	$1,838	$718	$708	$36,051	$—	$44,164

Leases:
Lease risk ratings
Pass	$3,784	$—	$—	$—	$—	$—	$—	$—	$3,784
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$3,784	$—	$—	$—	$—	$—	$—	$—	$3,784

Total loans outstanding:
Risk ratings
Pass	$962,685	$629,730	$507,345	$521,664	$383,401	$970,535	$560,867	$20,643	$4,556,870
Special Mention	9,484	10,622	13,728	15,457	43,750	33,893	28,523	1,734	157,191
Substandard	58	6,987	4,187	3,806	9,758	11,665	10,230	2,375	49,066
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$972,227	$647,339	$525,260	$540,927	$436,909	$1,016,093	$599,620	$24,752	$4,763,127

The following information related to loan originations by vintage are presented for comparison purposes only.

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2019
(in thousands)	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$253,321	$174,869	$287,183	$221,864	$578,255	$77,070	$—	$1,592,562
Special Mention	—	—	3,182	8,401	616	—	—	12,199
Substandard	—	1,183	474	—	3,138	—	—	4,795
Doubtful/Loss	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$253,321	$176,052	$290,839	$230,265	$582,009	$77,070	$—	$1,609,556

Commercial real estate:
CRE owner occupied risk ratings
Pass	$57,376	$54,298	$73,019	$69,136	$263,750	$18,524	$—	$536,103
Special Mention	—	—	437	745	3,459	—	—	4,641
Substandard	601	—	493	726	3,870	—	—	5,690
Doubtful/Loss	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$57,977	$54,298	$73,949	$70,607	$271,079	$18,524	$—	$546,434

Commercial real estate:
Multifamily risk ratings
Pass	$82,435	$112,739	$41,673	$99,170	$141,040	$36,061	$—	$513,118
Special Mention	—	—	—	—	1,103	1,480	—	2,583
Substandard	—	—	—	2,024	—	—	—	2,024
Doubtful/Loss	—	—	—	—	—	—	—	—
Total multifamily loans	$82,435	$112,739	$41,673	$101,194	$142,143	$37,541	$—	$517,725

Commercial real estate:
Farmland risk ratings
Pass	$26,786	$21,212	$12,248	$9,618	$22,471	$41,783	$—	$134,118
Special Mention	—	—	1,346	226	3,289	774	—	5,635
Substandard	—	—	624	466	2,929	1,295	—	5,314
Doubtful/Loss	—	—	—	—	—	—	—	—
Total farmland loans	$26,786	$21,212	$14,218	$10,310	$28,689	$43,852	$—	$145,067

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$102,612	$63,542	$73,195	$65,051	$187,972	$—	$6,242	$498,614
Special Mention	—	—	1,408	19	2,564	—	723	4,714
Substandard	—	813	711	52	4,050	—	554	6,180
Doubtful/Loss	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$102,612	$64,355	$75,314	$65,122	$194,586	$—	$7,519	$509,508

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2019
(in thousands)	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
SFR HELOCs and Junior Liens risk ratings
Pass	$1,412	$14	$382	$403	$2,077	$327,589	$19,531	$351,408
Special Mention	—	20	—	—	4	4,189	1,169	5,382
Substandard	—	—	—	156	14	4,208	1,718	6,096
Doubtful/Loss	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$1,412	$34	$382	$559	$2,095	$335,986	$22,418	$362,886

Consumer loans:
Other risk ratings
Pass	$45,876	$23,045	$7,176	$2,245	$2,071	$1,402	$—	$81,815
Special Mention	56	182	176	52	161	91	—	718
Substandard	60	—	13	—	35	15	—	123
Doubtful/Loss	—	—	—	—	—	—	—	—
Total other consumer loans	$45,992	$23,227	$7,365	$2,297	$2,267	$1,508	$—	$82,656

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$61,720	$31,149	$24,176	$10,747	$16,346	$96,654	$973	$241,765
Special Mention	—	339	1,141	151	164	1,921	110	3,826
Substandard	—	47	1,281	1,571	401	814	86	4,200
Doubtful/Loss	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$61,720	$31,535	$26,598	$12,469	$16,911	$99,389	$1,169	$249,791

Construction loans:
Construction risk ratings
Pass	$50,275	$92,449	$76,042	$18,973	$7,322	$—	$—	$245,061
Special Mention	—	—	—	4,202	317	—	—	4,519
Substandard	—	—	—	—	247	—	—	247
Doubtful/Loss	—	—	—	—	—	—	—	—
Total construction loans	$50,275	$92,449	$76,042	$23,175	$7,886	$—	$—	$249,827

Agriculture production loans:
Agriculture production risk ratings
Pass	$1,929	$1,201	$1,324	$1,012	$834	$26,306	$—	$32,606
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	27	—	—	—	27
Doubtful/Loss	—	—	—	—	—	—	—	—
Total agriculture production loans	$1,929	$1,201	$1,324	$1,039	$834	$26,306	$—	$32,633

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2019
(in thousands)	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Leases:
Lease risk ratings
Pass	$1,283	$—	$—	$—	$—	$—	$—	$1,283
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total leases	$1,283	$—	$—	$—	$—	$—	$—	$1,283

Total loans outstanding:
Risk ratings
Pass	$685,025	$574,518	$596,418	$498,219	$1,222,138	$625,389	$26,746	$4,228,453
Special Mention	56	541	7,690	13,796	11,677	8,455	2,002	44,217
Substandard	661	2,043	3,596	5,022	14,684	6,332	2,358	34,696
Doubtful/Loss	—	—	—	—	—	—	—	—
Total loans outstanding	$685,742	$577,102	$607,704	$517,037	$1,248,499	$640,176	$31,106	$4,307,366
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

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of December 31, 2020
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$127	$173	$239	$539	$1,535,016	$1,535,555
CRE owner occupied	297	—	824	1,121	623,254	624,375
Multifamily	—	—	—	—	639,480	639,480
Farmland	899	—	70	969	151,523	152,492
Total commercial real estate loans	1,323	173	1,133	2,629	2,949,273	2,951,902
Consumer:
SFR 1-4 1st DT liens	37	—	960	997	545,595	546,592
SFR HELOCs and junior liens	418	212	1,671	2,301	325,183	327,484
Other	41	13	100	154	77,878	78,032
Total consumer loans	496	225	2,731	3,452	948,656	952,108
Commercial and industrial	155	426	105	686	525,641	526,327
Construction	—	—	—	—	284,842	284,842
Agriculture production	—	—	—	—	44,164	44,164
Leases	—	—	—	—	3,784	3,784
Total	$1,974	$824	$3,969	$6,767	$4,756,360	$4,763,127

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of December 31, 2019
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$268	$136	$114	$518	$1,609,038	$1,609,556
CRE owner occupied	—	—	293	293	546,141	546,434
Multifamily	283	—	2,024	2,307	515,418	517,725
Farmland	30	—	—	30	145,037	145,067
Total commercial real estate loans	581	136	2,431	3,148	2,815,634	2,818,782
Consumer:
SFR 1-4 1st DT liens	1,149	371	1,957	3,477	506,031	509,508
SFR HELOCs and junior liens	1,258	580	1,088	2,926	359,960	362,886
Other	172	1	23	196	82,460	82,656
Total consumer loans	2,579	952	3,068	6,599	948,451	955,050
Commercial and industrial	603	297	24	924	248,867	249,791
Construction	—	—	—	—	249,827	249,827
Agriculture production	49	—	—	49	32,584	32,633
Leases	—	—	—	—	1,283	1,283
Total	$3,812	$1,385	$5,523	$10,720	$4,296,646	$4,307,366
The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of December 31, 2020			As of December 31, 2019
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$3,110	$3,110	$—	$639	$642	$—
CRE owner occupied	3,111	4,061	—	1,411	1,408	—
Multifamily	—	—	—	2,024	2,024	—
Farmland	1,468	1,538	—	1,242	1,242	—
Total commercial real estate loans	7,689	8,709	—	5,316	5,316	—
Consumer:
SFR 1-4 1st DT liens	4,950	5,093	—	5,023	5,192	—
SFR HELOCs and junior liens	4,480	6,148	—	3,992	4,217	—
Other	68	167	—	4	32	19
Total consumer loans	9,498	11,408	—	9,019	9,441	19
Commercial and industrial	652	2,183	—	476	2,050	—
Construction	4,546	4,546	—	—	—	—
Agriculture production	5	18	—	14	38	—
Leases		—	—			—
Sub-total	22,390	26,864	—	14,825	16,845	19
Less: Guaranteed loans	(687)	(811)		(916)	(990)	—
Total, net	$21,703	$26,053	$—	$13,909	$15,855	$19
Interest income on non accrual loans that would have been recognized during the years ended December 31, 2020, 2019, and 2018, if all such loans had been current in accordance with their original terms, totaled $1,804,000, $1,201,000, and $2,706,000, respectively. Interest income actually recognized on these loans during the years ended December 31, 2020, 2019, and 2018 was $701,000, $372,000, and $1,475,000, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of December 31, 2020
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,445	$435	$—	$—	$—	$—	$—	$—	$—	$—	$—	$2,880
CRE owner occupied	796	1,176	1,668	—	—	—	—	—	—	—	—	3,640
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	1,538	—	—	—	—	—	1,538
Total commercial real estate loans	3,241	1,611	1,668	—	—	1,538	—	—	—	—		8,058
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	5,068	—	—	—	—	5,068
SFR HELOCs and junior liens	—	—	—	—	—	—	1,855	2,839	—	—	—	4,694
Other	—	—	—	42	—	—	—	—	97	—	—	139
Total consumer loans	—	—	—	42	—	—	6,923	2,839	97	—	—	9,901
Commercial and industrial	—	—	—	292	—	—	—	—	—	1,173	75	1,540
Construction	—	—	—	—	—	—	4,547	—	—	—	—	4,547
Agriculture production	—	—	—	—	—	—	—	—	—	13	5	18
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$3,241	$1,611	$1,668	$334	$—	$1,538	$11,470	$2,839	$97	$1,186	$80	$24,064

	As of December 31, 2019
(in thousands)	Retail	Office	Warehouse	Other	Multifamily		Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,145	$—	$1,220	$497	$—		$—	$—	$—	$—	$—	$—	$3,862
CRE owner occupied	361	163	420	13	—		—	—	—	—	—	1,000	1,957
Multifamily	—	—	—	—	2,060		—	—	—	—	—	—	2,060
Farmland	—	—	—	—	—	—	1,242	—	—	—	—	—	1,242
Total commercial real estate loans	2,506	163	1,640	510	2,060		1,242	—	—	—	—	1,000	9,121
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—		—	5,341	—	—	—	—	5,341
SFR HELOCs and junior liens	—	—	—	—	—		—	—	3,848	—	—	—	3,848
Other	—	—	—	3	—		—	—	—	27	—	—	30
Total consumer loans	—	—	—	3	—		—	5,341	3,848	27	—	—	9,219
Commercial and industrial	—	—	—	107	—		—	—	—	—	1,926	14	2,047
Construction	—	—	—	—	—		—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—		—	—	—	—	26	12	38
Leases	—	—	—	—	—		—	—	—	—	—	—	—
Total	$2,506	$163	$1,640	$620	$2,060		$1,242	$5,341	$3,848	$27	$1,952	$1,026	$20,425

The following tables show certain information regarding Troubled Debt Restructurings that occurred during the periods indicated: Modifications classified as TDRs can include one or a combination of the following: rate modifications, term extensions, interest only modifications, either temporary or long-term, payment modifications, and collateral substitutions/additions.

	TDR information for the year ended December 31, 2020
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	1	$319	$314	$314	1	$141	$—
CRE owner occupied	4	1,847	1,877	67	1	950	—
Multifamily	—	—	—	—	—	—	—
Farmland	5	1,566	1,636	—	1	451	—
Total commercial real estate loans	10	3,732	3,827	381	3	1,542	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	3	1,180	—
SFR HELOCs and junior liens	2	172	169	—	2	140	(90)
Other	—	—	—	—	—	—	—
Total consumer loans	2	172	169	—	5	1,320	(90)
Commercial and industrial	6	2,106	2,078	90	—	—	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	18	$6,010	$6,074	$471	8	$2,862	$(90)

	TDR information for the year ended December 31, 2019
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	—	$—	$—	$—	—	$—	$—
CRE owner occupied	2	60	67	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Total commercial real estate loans	2	60	67	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	3	659	662	30	—	—	—
SFR HELOCs and junior liens	3	214	215	29	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	6	873	877	59	—	—	—
Commercial and industrial	10	1,918	1,885	—	1	7	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	18	$2,851	$2,829	$59	1	7	$—

	TDR information for the year ended December 31, 2018
(in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	1	$39	$38	$38	1	$169	$—
CRE owner occupied	2	555	555	11	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	4	1,188	1,186	442	—	—	—
Total commercial real estate loans	7	1,782	1,779	491	1	169	—
Consumer:
SFR 1-4 1st DT liens	1	156	156		—	—	—
SFR HELOCs and junior liens	3	732	737	(35)	2	248	—
Other	—	—	—	—	—	—	—
Total consumer loans	4	888	893	(35)	2	248	—
Commercial and industrial	6	1,098	1,083	325	3	148	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	17	$3,768	$3,755	$781	$6	$565	$—
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
Note 6 – Real Estate Owned
A summary of the activity in the balance of real estate owned follows:

	Year ended December 31,
(in thousands)	2020	2019
Beginning balance, net	$2,541	$2,280
Additions/transfers from loans	766	1,249
Dispositions/sales	(513)	(1,090)
Valuation adjustments	50	102
Ending balance, net	$2,844	$2,541
Ending valuation allowance	$(22)	$(139)
Ending number of foreclosed assets	7	6
Proceeds from sale of real estate owned	$570	$1,336
Gain on sale of real estate owned	$57	$246
At December 31, 2020, the balance of real estate owned includes 4 foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2020, there were no residential real estate properties with formal foreclosure proceedings underway.

Note 7 – Premises and Equipment

	As of December 31,
(in thousands)	2020	2019
Land and land improvements	$29,505	$29,453
Buildings	65,334	65,241
Furniture and equipment	45,994	45,723
	140,833	140,417
Less: Accumulated depreciation	(57,462)	(53,704)
	83,371	86,713
Construction in progress	360	373
Total premises and equipment	$83,731	$87,086
Depreciation expense for premises and equipment amounted to $6,100,000, $6,472,000, and $6,104,000 during the years ended 2020, 2019, and 2018, respectively.
Note 8 – Cash Value of Life Insurance
A summary of the activity in the balance of cash value of life insurance follows:

	Year ended December 31,
(in thousands)	2020	2019
Beginning balance	$117,823	$117,318
Acquired policies from business combination	—	—
Increase in cash value of life insurance	2,949	3,029
Gain on death benefit	498	831
Insurance proceeds receivable reclassified to other assets	(2,400)	(3,355)
Ending balance	$118,870	$117,823
End of period death benefit	$197,379	$199,084
Number of policies owned	183	189
Insurance companies used	14	14
Current and former employees and directors covered	62	63
Note 9 – Goodwill and Other Intangible Assets
The following table summarizes the Company’s goodwill intangible as of the dates indicated:

(in thousands)	December 31, 2020	Additions	Reductions	December 31, 2019
Goodwill	$220,872	$—	$—	$220,872
Impairment exists when a Company’s carrying value exceeds its fair value. Goodwill is evaluated for impairment annually. At September 30, 2020, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeds its carrying value, resulting in no impairment. For each of the years in the three year period ended December 31, 2020, there were no impairment charges recognized.
The following table summarizes the Company’s core deposit intangibles (“CDI”) as of the dates indicated:

(in thousands)	December 31, 2020	Additions	Reductions/ Amortization	December 31, 2019
Core deposit intangibles	$37,163	$—	$—	$37,163
Accumulated amortization	(19,330)	—	(5,724)	(13,606)
Core deposit intangibles, net	$17,833	—	$(5,724)	$23,557
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

Years Ended	Estimated CDI Amortization
2021	$5,464
2022	4,776
2023	4,269
2024	2,482
2025	533
Thereafter	309
$17,833

Note 10 – Mortgage Servicing Rights
The following tables summarize the activity in, and the main assumptions used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

(in thousands)	Year ended December 31,
	2020	2019	2018
Balance at beginning of period	$6,200	$7,098	$6,687
Additions	1,526	913	557
Change in fair value	(2,634)	(1,811)	(146)
Balance at end of period	$5,092	$6,200	$7,098
Contractually specified servicing fees, late fees and ancillary fees earned	$1,855	$1,917	$2,038
Balance of loans serviced at:
Beginning of period	$767,662	$785,138	$811,065
End of period	$779,530	$767,662	$785,138
Period end:
Weighted-average prepayment speed (CPR)	4.5%	6.2%	7.6%
Weighted-average discount rate	12.0%	12.0%	12.0%
The changes in fair value of MSRs during 2020 were primarily due to changes in principal balances and mortgage prepayment speeds of the MSRs. The changes in fair value of MSRs during 2019 were primarily due to changes in investor required rate of return, or discount rate, of the MSRs. The changes in fair value of MSRs during 2018 were primarily due to changes in principal balances, changes in mortgage prepayment speeds, and changes in investor required rate of return, or discount rate, of the MSRs.

Note 11 - Leases
The following table presents the components of lease expense for the periods indicated:

	Year ended December 31,
(in thousands)	2020	2019
Operating lease cost	$5,125	$5,228
Short-term lease cost	263	262
Variable lease cost	5	(29)
Sublease income	(120)	(131)
Total lease cost	$5,273	$5,330
Prior to the adoption of ASU 2016-02, rent expense under operating leases was $6,348,000 for year ended 2018. Rent expense was offset by rent income of $42,000 during the same period.
The following table presents supplemental cash flow information related to leases as of the periods ended:

	Year ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,927	$4,931
ROUA obtained in exchange for operating lease liabilities	$4,161	$32,162
The following table presents the weighted average operating lease term and discount rate as of the periods ended:

	Year ended December 31,
	2020	2019
Weighted-average remaining lease term	9.9 years	9.3 years
Weighted-average discount rate	3.1%	3.2%
At December 31, 2020, future expected operating lease payments are as follows (in thousands):

Periods ending December 31,
2021	$4,565
2022	4,230
2023	3,554
2024	3,278
2025	2,911
Thereafter	14,546
33,084
Discount for present value of expected cash flows	(5,111)
Lease liability at December 31, 2020	$27,973

Note 12 – Deposits
A summary of the balances of deposits follows:

(in thousands)	December 31,
	2020	2019
Noninterest-bearing demand	$2,581,517	$1,832,665
Interest-bearing demand	1,414,908	1,242,274
Savings	2,164,942	1,851,549
Time certificates, $250,000 and over	73,147	129,061
Other time certificates	271,420	311,445
Total deposits	$6,505,934	$5,366,994
Certificate of deposit balances of $10,000,000 and $30,000,000 from the State of California were included in time certificates over $250,000 at December 31, 2020 and 2019, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $985,000 and $1,550,000 were classified as consumer loans at December 31, 2020 and 2019, respectively.
At December 31, 2020, the scheduled maturities of time deposits were as follows (in thousands):

Scheduled Maturities
2021	$265,906
2022	62,081
2023	9,826
2024	2,470
2025	4,280
Thereafter	4
Total	$344,567

Note 13 – Other Borrowings
A summary of the balances of other borrowings follows:

	December 31,
	2020	2019
(in thousands)
Other collateralized borrowings, fixed rate, as of December 31, 2020 and 2019 of 0.05%, payable on January 4, 2021 and January 2, 2020, respectively	$26,914	$18,454
Total other borrowings	$26,914	$18,454
Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of December 31, 2020, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $49,211,000 under these other collateralized borrowings.
The Company maintains a collateralized line of credit with the FHLB. Based on the FHLB stock requirements at December 31, 2020, this line provided for maximum borrowings of $1,932,399,000 of which none was outstanding. As of December 31, 2020, the Company had designated investment securities with a fair value of $112,456,000 and loans totaling $3,205,959,000 as potential collateral under this collateralized line of credit with the FHLB.
The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2020, this line provided for maximum borrowings of $157,884,000 of which none was outstanding. As of December 31, 2020, the Company has designated investment securities with fair value of $8,100 and loans totaling $328,011,000 as potential collateral under this collateralized line of credit with the FRB.
The Company has available unused correspondent banking lines of credit from commercial banks totaling $60,000,000 for federal funds transactions at December 31, 2020.
Note 14 – Junior Subordinated Debt
At December 31, 2020, the Company had five wholly-owned subsidiary business trusts that had issued $63.0 million of trust preferred securities (the “Capital Trusts”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
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
The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

			Coupon Rate (Variable) 3 mo. LIBOR +	As of December 31, 2020		December 31, 2019
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	3.29%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	2.76%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	3.46%	5,303	5,215
North Valley Trust III	7/23/2034	5,155	2.80%	3.01%	4,199	4,118
North Valley Trust IV	3/15/2036	10,310	1.33%	1.55%	6,894	6,661
		$62,889			$57,635	$57,232

Note 15 – Commitments and Contingencies
Restricted Cash Balances — Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) were not required to be maintained as of December 31, 2020. Reserves totaling $136,370,000 were maintained to satisfy Federal regulatory requirements at December 31, 2019. These reserves are included in cash and due from banks in the accompanying consolidated balance sheets.
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
The following table presents a summary of the Bank’s commitments and contingent liabilities:

	December 31,
(in thousands)	2020	2019
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$462,422	$363,793
Consumer loans	534,223	533,576
Real estate mortgage loans	202,306	188,959
Real estate construction loans	227,876	222,998
Standby letters of credit	15,056	12,014
Deposit account overdraft privilege	110,813	110,402
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
The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.6228 per Class B share. As of December 31, 2020, the value of the Class A shares was $218.73 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $4,755,000 as of December 31, 2020, and has not been reflected in the accompanying consolidated financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.
Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.
Note 16 – Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $63,419,000, $32,669,000, and $26,432,000 in 2020, 2019, and 2018, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of California Department of Financial Protection & Innovation (the “DFPI”). Absent approval from the Commissioner of the DPFI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2020, the Bank could have paid dividends of $111,492,000 to the Company without the approval of the Commissioner of the DPFI.
Stock Repurchase Plan
On November 12, 2019 the Board of Directors approved the authorization to repurchase up to 1,525,000 shares of the Company's common stock (the 2019 Repurchase Plan), which approximated 5.0% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the program is subject to change. The 2019 Repurchase Plan has no expiration date and as of and for year ended December 31, 2020, the Company repurchased 858,717 shares. There were no shares repurchased during 2019 under the 2019 Repurchase Plan.
In connection with approval of the 2019 Repurchase Plan, the Company’s previous repurchase program adopted on August 21, 2007 (the 2007 Repurchase Plan) was terminated. Under the 2007 Repurchase Plan, during the year ended December 31, 2019 the Company had repurchased zero total shares. There were 26,966 shares of common stock with a fair value of $968,000 repurchased under the 2007 Repurchase Plan during the year ended December 31, 2018.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of withholding taxes on such shares. During the years ended December 31, 2020, 2019, and 2018, employees tendered 12,488, 115,954, and 59,025 shares, respectively, of the Company's common stock in connection with option exercises. Employees also tendered 12,058, 15,242 and 45,964 shares in connection with other share based awards during December 31, 2020, 2018 and 2017, respectively. In total, shares of the Company's common stock tendered had market values of $735,837, $5,108,000, and $3,001,000 for the years ended December 31, 2020, 2018 and 2017, respectively. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2019 or 2007 Repurchase Plans.
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
The number of shares available for issuance under the 2019 Plan will be reduced by: (i) one share for each share of common stock issued pursuant to a stock option; (ii) the total number of stock appreciation rights that are exercised, including any shares of common stock underlying such Awards that are not actually issued to the participant as the result of a net settlement; (iii) two shares for each share of common stock issued pursuant to a performance award, a restricted share Award or an RSU Award and (iv) any shares of common stock used to pay any exercise price or tax withholding obligation with respect to any Award. When Awards made under the 2019 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2019 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares again becomes available for issuance under the 2019 Plan, the number of shares of common stock available for issuance under the 2019 Plan will increase by two shares. If shares of common stock issued pursuant to the Plan are repurchased by, or are surrendered or forfeited to the Company at no more than cost, then such shares will again be available for the grant of Awards under the Plan. Any shares of common stock repurchased by the Company with cash proceeds from the exercise of options will not, however, be added back to the pool of share available for issuance under the 2019 Plan. Shares awarded and delivered under the 2019 Plan may be authorized but unissued shares or reacquired shares. Shares tendered to TriCo or withheld from delivery to a participant as payment of the exercise price or in connection with the “net exercise” of a stock option or to satisfy TriCo’s tax withholding obligations will not again become available for future Awards under the 2019 Plan. As of December 31, 2020, there were no outstanding options for the purchase of common shares and 83,545 RSUs were outstanding, and 1,222,011 shares remain available for issuance.
The 2019 Plan replaced the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan), which expired on March 26, 2019. As a result of its expiration, no further awards may be issued under the 2009 Plan, though all awards under the 2009 Plan that were outstanding as of its expiration continue to be governed by the terms, conditions and procedures set forth in the 2009 Plan and any applicable award agreement. There were no new grants issued under the 2009 Plan during 2019 prior to expiration, and as of December 31, 2020, 128,500 options for the purchase of common shares and 16,264 RSUs remain outstanding.
Stock option activity is summarized in the following table for the dates indicated:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price
Outstanding at January 1, 2019	343,000	$12.63 to $23.21	$16.67
Options granted	—	—	—
Options exercised	(182,500)	$12.63 to $19.46	$16.00
Options forfeited	—	—	—
Outstanding at December 31, 2019	160,500	$12.63 to $23.21	$17.60
Options granted	—	—	—
Options exercised	(32,000)	$14.54 to $19.46	$17.10
Options forfeited	—	—	$—
Outstanding at December 31, 2020	128,500	$14.54 to $23.21	$17.72
The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of December 31, 2020:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	128,500	—	128,500
Weighted average exercise price	$17.72	$—	$17.72
Intrinsic value (in thousands)	$2,277	$—	$2,277
Weighted average remaining contractual term (yrs.)	1.98	—	1.98
All options outstanding as of December 31, 2020 are fully vested. The Company did not modify any option grants during the three year period ended December 31, 2020.
The following table shows the total intrinsic value of options exercised, the total fair value of options vested, total compensation costs for options recognized in income, total tax benefit and excess tax benefits recognized in income related to compensation costs for options during the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Intrinsic value of options exercised	$403,000	$4,169,000	$2,109,000
Fair value of options that vested	$—	$—	$75,000
Total compensation costs for options recognized in expense	$—	$—	$75,000
Total tax benefit recognized in income related to compensation costs for options	$—	$—	$22,000
Excess tax benefit recognized in income	$—	$1,233,000	$623,000
There were no stock options granted during 2020, 2019 and 2018, respectively.

Restricted stock unit activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at January 1, 2020	68,597		51,312
RSUs granted	64,036	$31.26	46,416	$23.30
Additional market plus service condition RSUs vested	—		5,847
RSUs added through dividend credits	2,937		—
RSUs released through vesting	(34,388)		(20,265)
RSUs forfeited/expired	(1,373)		(1,695)
Outstanding at December 31, 2020	99,809		81,615
The 99,809 of service condition vesting RSUs outstanding as of December 31, 2020 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. Additional RSUs credited through dividends are subject to the same vesting requirements as the original grant. The 99,809 of service condition vesting RSUs outstanding as of December 31, 2020 are expected to vest, and be released, on a weighted-average basis, over the next 1.4 years. The Company expects to recognize $2,409,711 of pre-tax compensation costs related to these service condition vesting RSUs between December 31, 2020 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2020 or 2019.
The 81,615 of market plus service condition vesting RSUs outstanding as of December 31, 2020 are expected to vest, and be released, on a weighted-average basis, over the next 1.8 years. The Company expects to recognize $1,281,323 of pre-tax compensation costs related to these RSUs between December 31, 2020 and their vesting dates. As of December 31, 2020, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 122,423 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2020 or 2019.
The following table shows the compensation costs and excess tax benefits for RSUs recognized in income for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Total compensation costs recognized in income
Service condition vesting RSUs	$1,390,000	$1,161,237	$1,017,000
Market plus service condition vesting RSUs	$646,000	$493,000	$370,000
Excess tax benefit recognized in income
Service condition vesting RSUs	$372,000	$141,000	$104,000
Market plus service condition vesting RSUs	$194,000	$146,000	$191,000

Note 18 – Non-interest Income and Expense
The components of other non-interest income were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Debit and ATM and interchange fees	$21,660	$20,639	$18,249
Service charges on deposit accounts	13,944	16,657	15,467
Other service fees	3,156	3,015	2,852
Mortgage banking service fees	1,855	1,917	2,038
Change in value of mortgage loan servicing rights	(2,634)	(1,811)	(146)
Total service charges and fees	37,981	40,417	38,460
Commissions on sale of non-deposit investment products	2,989	2,877	3,151
Increase in cash value of life insurance	2,949	3,029	2,718
Gain on sale of loans	9,122	3,282	2,371
Lease brokerage income	668	878	678
Sale of customer checks	414	529	449
Gain on sale of investment securities	7	110	207
Gain (loss) on marketable equity securities	64	86	(64)
Other	1,000	2,312	1,091
Total other noninterest income	17,213	13,103	10,601
Total noninterest income	$55,194	$53,520	$49,061
Mortgage banking servicing fee income (expense), net of change in value of mortgage loan servicing rights, totaling $(779,000), $106,000, and $1,892,000 were recorded within service charges and fees for the years ended December 31, 2020, 2019, and 2018, respectively.
The components of noninterest expense were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Base salaries, net of deferred loan origination costs	$70,164	$70,218	$62,422
Incentive compensation	10,022	13,106	11,147
Benefits and other compensation costs	31,935	22,741	20,373
Total salaries and benefits expense	112,121	106,065	93,942
Occupancy	14,528	14,893	12,139
Data processing and software	13,504	13,517	11,021
Equipment	5,704	7,022	6,651
ATM and POS network charges	5,433	5,447	5,271
Merger and acquisition expense	—	—	5,227
Advertising	2,827	5,633	4,578
Professional fees	3,222	3,754	3,546
Intangible amortization	5,724	5,723	3,499
Telecommunications	2,601	3,190	3,023
Regulatory assessments and insurance	1,594	1,188	1,906
Courier service	1,414	1,308	1,287
Operational losses	1,168	986	1,260
Postage	1,068	1,258	1,154
Gain on sale or acquisition of foreclosed assets	(235)	(246)	(408)
Loss on disposal of fixed assets	67	82	185
Other miscellaneous expense	12,018	15,637	14,191
Total other noninterest expense	70,637	79,392	74,530
Total noninterest expense	$182,758	$185,457	$168,472

Note 19 – Income Taxes
The components of consolidated income tax expense are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current tax expense
Federal	$22,104	$20,403	$13,109
State	14,586	12,655	9,323
	$36,690	33,058	22,432
Deferred tax expense
Federal	(9,500)	695	1,842
State	(4,654)	997	758
	(14,154)	1,692	2,600
Total tax expense	$22,536	$34,750	$25,032
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
The Company recognized, as components of tax expense, tax credits and other tax benefits, and amortization expense relating to our investments in Qualified Affordable Housing Projects as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax credits and other tax benefits – decrease in tax expense	$(4,200)	$(2,546)	$(1,993)
Amortization – increase in tax expense	$3,581	$2,705	$1,814
The carrying value of Low Income Housing Tax Credit Funds was $26,899,000 and $28,480,000 as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company has committed to make additional capital contributions to the Low Income Housing Tax Credit Funds in the amount of $8,417,000, and these contributions are expected to be made over the next several years.
The provisions for income taxes applicable to income before taxes for the years ended December 31, 2020, 2019 and 2018 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	7.7	7.9	8.6
Tax-exempt interest on municipal obligations	(0.9)	(0.7)	(1.0)
Tax-exempt life insurance related income	(0.8)	(0.6)	(0.6)
Low income housing tax credits	(4.8)	(2.3)	(2.2)
Low income housing tax credit amortization	4.1	2.1	2.0
Equity compensation	0.4	(0.4)	(0.4)
Non-deductible merger expenses	—	—	0.2
Other	(0.9)	0.4	(0.8)
Effective Tax Rate	25.8%	27.4%	26.8%

The temporary differences, tax effected, which give rise to the Company’s net deferred tax asset recorded in other assets are as follows as of December 31 for the years indicated (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Allowance for losses and reserve for unfunded commitments	$28,159	$9,871
Deferred compensation	1,786	2,342
Accrued pension liability	383	3,309
Other accrued expenses	1,537	1,678
Additional unfunded status of the supplemental retirement plans	13,275	9,868
Operating lease liability	8,270	8,142
State taxes	2,870	2,441
Share based compensation	837	803
Nonaccrual interest	725	649
Acquisition cost basis	2,372	4,556
Unrealized loss on securities	—	—
Tax credits	513	576
Net operating loss carryforwards	1,131	1,578
Other	327	348
Total deferred tax assets	62,185	46,161
Deferred tax liabilities:
Securities income	(762)	(762)
Depreciation	(7,231)	(6,109)
Right of use asset	(8,232)	(8,242)
Merger related fixed asset valuations	(30)	(30)
Securities accretion	(702)	(560)
Mortgage servicing rights valuation	(1,490)	(1,813)
Unrealized gain on securities	(5,671)	(1,001)
Core deposit intangible	(4,812)	(6,453)
Junior subordinated debt	(1,553)	(1,672)
Prepaid expenses and other	(502)	(469)
Total deferred tax liability	(30,985)	(27,111)
Net deferred tax asset	$31,200	$19,050
As part of the merger with FNB Bancorp in 2018 and North Valley Bancorp in 2014, TriCo acquired federal and state net operating loss carryforwards, capital loss carryforwards, and tax credit carryforwards. In addition, the 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provided the Company with an opportunity to file amended federal tax returns and generate proposed refunds of approximately $805,000. These tax attribute carryforwards will be subject to provisions of the tax law that limit the use of such losses and credits generated by a company prior to the date certain ownership changes occur. The amount of the Company’s net operating loss carryforwards that would be subject to these limitations as of December 31, 2020 were none for federal and $13,367,000 for California. The amount of the Company’s tax credits that would be subject to these limitations as of December 31, 2020 are $63,000 and $648,000 for federal and California, respectively. Due to the limitation, a significant portion of the state tax credits will expire regardless of whether the Company generates future taxable income. As such, the Company has recorded the future benefit of these tax credits on the books at the value which is more likely than not to be realized. These tax loss and tax credit carryforwards expire at various dates beginning in 2019.
The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, including the tax attribute carryforwards acquired as part of the FNB Bancorp and North Valley Bancorp merger.
Disclosure of unrecognized tax benefits at December 31, 2020 and 2019 were not considered significant for disclosure purposes. Management does not expect the unrecognized tax benefit will materially change in the next 12 months. During the years ended December 31, 2020 and December 31, 2019 the Company did not recognize and significant amounts related to interest and penalties associated with taxes. The Company files income tax returns in the U.S. federal jurisdiction, and California. With few exceptions, the Company is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years before 2012 and 2016, respectively.

Note 20 – Earnings per Share
Earnings per share have been computed based on the following:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net income	$64,814	$92,072	$68,320
Average number of common shares outstanding	29,917	30,478	26,593
Effect of dilutive stock options and restricted stock	111	167	287
Average number of common shares outstanding used to calculate diluted earnings per share	30,028	30,645	26,880
Options excluded from diluted earnings per share because the effect of these options was antidilutive	—	—	10,056

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

	Year Ended December 31,
(in thousands)	2020	2019	2018
Unrealized holding gains (losses) on available for sale securities before reclassifications	$15,803	$24,471	$(17,057)
Amounts reclassified out of accumulated other comprehensive income:
Realized gains on debt securities	(7)	(110)	(207)
Adoption ASU 2016-01	—	—	62
Adoption ASU 2018-02	—	—	(425)
Total amounts reclassified out of accumulated other comprehensive income	(7)	(110)	(570)
Unrealized holding gains (losses) on available for sale securities after reclassifications	15,796	24,361	(17,627)
Tax effect	(4,670)	(7,202)	5,193
Unrealized holding gains (losses) on available for sale securities, net of tax	11,126	17,159	(12,434)
Change in unfunded status of the supplemental retirement plans before reclassifications	645	(6,745)	762
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(55)	(54)	(54)
Amortization of actuarial losses	9,309	408	510
Adoption ASU 2018-02	—	—	(668)
Total amounts reclassified out of accumulated other comprehensive income	9,254	354	(212)
Change in unfunded status of the supplemental retirement plans after reclassifications	9,899	(6,391)	550
Tax effect	(2,927)	1,889	(162)
Change in unfunded status of the supplemental retirement plans, net of tax	6,972	(4,502)	388
Change in joint beneficiary agreement liability before reclassifications	(596)	—	426
Tax effect	—	—	—
Change in unfunded status of the supplemental retirement plans, net of tax	(596)	—	426
Total other comprehensive income (loss)	$17,502	$12,657	$(11,620)

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Net unrealized gain (loss) on available for sale securities	$19,183	3,387
Tax effect	(5,671)	(1,001)
Unrealized holding loss on available for sale securities, net of tax	13,512	2,386
Unfunded status of the supplemental retirement plans	(1,294)	(11,193)
Tax effect	382	3,309
Unfunded status of the supplemental retirement plans, net of tax	(912)	(7,884)
Joint beneficiary agreement liability, net of tax	(320)	276
Accumulated other comprehensive loss	$12,280	$(5,222)

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

	Year Ended December 31,
(in thousands)	2020	2019	2018
401(k) Plan benefits expense	$1,139	$1,119	$879
401(k) Plan contributions made by the Company	$202	$1,003	$872
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

	Year Ended December 31,
(in thousands)	2020	2019	2018
ESOP benefits expense	$2,400	$2,500	$1,887
ESOP contributions made by the Company	$1,951	$1,875	$1,952
Deferred Compensation Plans
The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of certain of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $6,043,000 and $7,923,000 at December 31, 2020 and 2019, respectively. Earnings credits on deferred balances included in non-interest expense are included in the following table:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Deferred compensation earnings credits included in non-interest expense	$212	$363	$462
Supplemental Retirement Plans
The Company has supplemental retirement plans for certain directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the supplemental retirement obligations were $118,870,000 and $117,823,000 at December 31, 2020 and 2019, respectively.
The Company recorded in other liabilities the additional unfunded status of the supplemental retirement plans of $1,294,000 and $11,193,000 related to the supplemental retirement plans as of December 31, 2020 and 2019, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities.

At December 31, 2020 and 2019, the additional unfunded status of the supplemental retirement plans of $1,294,000 and $11,193,000 were offset by a reduction of shareholders’ equity accumulated other comprehensive loss of $912,000 and $7,884,000, respectively, representing the after-tax impact of the additional unfunded status of the supplemental retirement plans, and the related deferred tax asset of $382,000 and $3,309,000, respectively. Amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company’s defined benefit pension plans are presented in the following table. The Company expects to recognize approximately $254,000 of the net actuarial loss reported in the following table as of December 31, 2020 as a component of net periodic benefit cost during 2021.

	December 31,
(in thousands)	2020	2019
Transition obligation	$—	$1
Prior service cost	(86)	(141)
Net actuarial loss	1,380	11,333
Amount included in accumulated other comprehensive income (loss)	1,294	11,193
Deferred tax benefit	(382)	(3,309)
Amount included in accumulated other comprehensive income (loss), net of tax	$912	$7,884
Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

	December 31,
(in thousands)	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$(36,737)	$(29,196)
Service cost	(2,225)	(879)
Interest cost	(1,014)	(1,131)
Actuarial (loss)/gain	640	(6,747)
Plan amendments	—	—
Benefits paid	1,336	1,216
Benefit obligation at end of year	$(38,000)	$(36,737)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Fair value of plan assets at end of year	$—	$—
Funded status	$(38,000)	$(36,737)
Unrecognized net obligation existing at January 1, 1986	—	1
Unrecognized net actuarial loss	1,380	11,333
Unrecognized prior service cost	(86)	(141)
Accumulated other comprehensive income	(1,294)	(11,193)
Accrued benefit cost	$(38,000)	$(36,737)
Accumulated benefit obligation	$(36,298)	$(35,981)
The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net pension cost included the following components:
Service cost-benefits earned during the period	$2,225	$879	$973
Interest cost on projected benefit obligation	1,014	1,131	949
Amortization of net obligation at transition	1	2	2
Amortization of prior service cost	(55)	(54)	(54)
Recognized net actuarial loss	9,309	408	510
Net periodic pension cost	$12,494	$2,366	$2,380
The following table sets forth assumptions used in accounting for the plans:

	Year Ended December 31,
	2020	2019	2018
Discount rate used to calculate benefit obligation	2.40%	2.82%	3.96%
Discount rate used to calculate net periodic pension cost	2.82%	3.96%	3.40%
Average annual increase in executive compensation	3.25%	3.25%	3.25%
Average annual increase in director compensation	—%	—%	—%
The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

(in thousands)	Expected Benefit Payments to Participants	Estimated Company Contributions
2021	$1,119	$1,119
2022	2,203	2,203
2023	2,176	2,176
2024	2,183	2,183
2025	2,172	2,172
2026-2030	10,131	10,131

Note 23 – Related Party Transactions
Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.
The following table summarizes the activity in these loans for the periods indicated:

(in thousands)
Balance January 1, 2019	$9,203
Advances/new loans	9,032
Removed/payments	(8,114)
Balance December 31, 2019	10,121
Advances/new loans	665
Removed/payments	(3,953)
Balance December 31, 2020	$6,833
Deposits of directors, officers and other related parties to the Bank totaled $40,843,000 and $41,647,000 at December 31, 2020 and 2019, respectively.
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
Impaired loans—Loans are not recorded at fair value on a recurring basis. However, from time to time, loans maybe considered impaired and an allowance for credit losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of an impaired loan is estimated using one of several methods, including collateral value, fair value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, such as deviations from comparable sales, and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.
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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at December 31, 2020	Total	Level 1	Level 2	Level 3
Marketable equity securities	$3,025	$3,025	$—	$—
Debt securities available for sale:
Obligations of U.S. government agencies	812,374	—	812,374	—
Obligations of states and political subdivisions	129,095	—	129,095	—
Corporate bonds	2,544	—	2,544	—
Asset backed securities	470,251	—	470,251	—
Loans held for sale	6,268	—	6,268	—
Mortgage servicing rights	5,092	—	—	5,092
Total assets measured at fair value	$1,428,649	$3,025	$1,420,532	$5,092

Fair value at December 31, 2019	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,960	$2,960	$—	$—
Debt securities available for sale:
Obligations of U.S. government agencies	472,980	—	472,980	—
Obligations of states and political subdivisions	109,601	—	109,601	—
Corporate bonds	2,532	—	2,532	—
Asset backed securities	365,025	—	365,025	—
Loans held for sale	5,265	—	5,265	—
Mortgage servicing rights	6,200	—	—	6,200
Total assets measured at fair value	$964,563	$2,960	$955,403	$6,200
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during 2020 or 2019.
The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2020, 2019, and 2018. Had there been any transfer into or out of Level 3 during 2020, 2019, or 2018, the amount included in the “Transfers into (out of) Level 3” column would represent the beginning balance of an item in the period (interim quarter) during which it was transferred (in thousands):

Year ended December 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2020: Mortgage servicing rights	$6,200	—	$(2,634)	$1,526	$5,092
2019: Mortgage servicing rights	$7,098	—	$(1,811)	$913	$6,200
2018: Mortgage servicing rights	$6,687	—	$(146)	$557	$7,098
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
The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2020 and 2019:

December 31, 2020	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$5,092	Discounted cash flow	Constant prepayment rate	14.4%-20.0%, 17.6%
			Discount rate	10.0%-14.0%, 12.0%
December 31, 2019
Mortgage Servicing Rights	$6,200	Discounted cash flow	Constant prepayment rate	5.0%-27.3%, 7.6%
			Discount rate	12.0%-13.0%, 12.0%
The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

Year ended December 31, 2020	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired loans	$1,424	—	—	$1,424	$(1,489)
Real estate owned	979	—	—	979	155
Total assets measured at fair value	$2,403	—	—	$2,403	$(1,334)

Year ended December 31, 2019	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired loans	$1,055	—	—	$1,055	$(652)
Real estate owned	417	—	—	417	(27)
Total assets measured at fair value	$1,472	—	—	$1,472	$(679)
The impaired loan amount above represents impaired, collateral dependent loans that have been adjusted to fair value. When we identify a collateral dependent loan as impaired, we measure the impairment using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses. The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral. The carrying value of loans fully charged-off is zero.
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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2020 and 2019:

December 31, 2020	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired loans	$1,424	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful; N/A
Real estate owned (Land)	$155	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful; N/A
Real estate owned (Residential)	$824	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful; N/A

December 31, 2019	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired loans	$1,055	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	Not meaningful; N/A
Real estate owned (Residential)	$417	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful; N/A

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$77,253	$77,253	$92,816	$92,816
Cash at Federal Reserve and other banks	592,298	592,298	183,691	183,691
Level 2 inputs:
Securities held to maturity	284,563	298,726	375,606	381,525
Restricted equity securities	17,250	N/A	17,250	N/A
Level 3 inputs:
Loans, net	4,671,280	4,753,027	4,276,750	4,263,064
Financial liabilities:
Level 2 inputs:
Deposits	6,505,934	6,507,235	5,366,994	5,365,921
Other borrowings	26,914	26,914	18,454	18,454
Level 3 inputs:
Junior subordinated debt	57,635	56,632	57,232	56,297

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments (1)	$1,426,827	$14,268	$1,309,326	$13,093
Standby letters of credit (1)	15,056	151	12,014	120
Overdraft privilege commitments (1)	110,813	1,108	110,402	1,104

The methods and assumptions used to estimate the fair value of each class of financial instruments not measured at fair value are as follows:
Securities held to maturity - This includes mortgage-backed securities issued by government sponsored entities and municipal bonds. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.
Restricted equity securities - Consists of FHLB stock whereby carrying value approximates fair value.
Loans - Loans are generally valued by discounting expected cash flows using market inputs with adjustments based on cohort level assumptions for certain loan types as well as internally developed estimates at a business segment level. Due to the significance of the unobservable market inputs and assumptions, as well as the absence of a liquid secondary market for most loans, these loans are classified as Level 3. Certain loans are measured based on observable market prices sourced from external data providers and classified as Level 2. Nonaccrual loans are written down and reported at their estimated recovery value which approximates their fair value and classified as Level 3.
Deposits - The estimated fair value of deposits with no stated maturity, such as demand deposit accounts, money market accounts, and savings accounts was the amount payable on demand at the reporting date. The fair value of time deposits was estimated based on a discounted cash flow technique using Level 3 inputs appropriate to the contractual maturity.
Other borrowings - The cash flows were calculated using the contractual features of the advance and then discounted using observable market. These are short-term in nature.
Junior subordinated debt - The fair value of structured financings was estimated based on a discounted cash flow technique using observable market interest rates adjusted for estimated spreads.
(1) Lending related commitments - The fair value of these commitments, including revolving credit facilities, standby letters of credit and overdrafts are carried at contract value, which approximates fair value but are not actively traded. These instruments generate fees, which approximate those currently charged to originate similar commitments, which are recognized over the term of the commitment period.

Note 25 – TriCo Bancshares Condensed Financial Statements (Parent Only)
Condensed Balance Sheets

	December 31, 2020	December 31, 2019
	(In thousands)
Assets
Cash and cash equivalents	$13,297	$5,008
Investment in Tri Counties Bank	967,949	957,544
Other assets	1,818	1,765
Total assets	$983,064	$964,317
Liabilities and shareholders’ equity
Other liabilities	$315	$515
Junior subordinated debt	57,635	57,232
Total liabilities	57,950	57,747
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 29,727,214 and 30,523,824 shares at December 31, 2020 and 2019, respectively	530,835	543,998
Retained earnings	381,999	367,794
Accumulated other comprehensive income (loss), net	12,280	(5,222)
Total shareholders’ equity	925,114	906,570
Total liabilities and shareholders’ equity	$983,064	$964,317
Condensed Statements of Income

	Year Ended December 31,
	2020	2019	2018
		(In thousands)
Interest expense	$(2,555)	$(3,272)	$(3,131)
Administration expense	(932)	(877)	(1,489)
Loss before equity in net income of Tri Counties Bank	(3,487)	(4,149)	(4,620)
Equity in net income of Tri Counties Bank:
Distributed	63,419	32,669	26,432
Undistributed	3,851	62,326	45,315
Income tax benefit	1,031	1,226	1,193
Net income	$64,814	$92,072	$68,320
Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
		(In thousands)
Net income	$64,814	$92,072	$68,320
Other comprehensive income (loss), net of tax:
Increase (decrease) in unrealized gains on available for sale securities arising during the period	11,126	17,159	(12,434)
Change in minimum pension liability	6,972	(4,502)	388
Change in joint beneficiary agreement liablity	(596)	—	426
Other comprehensive income (loss)	17,502	12,657	(11,620)
Comprehensive income	$82,316	$104,729	$56,700

Condensed Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
		(In thousands)
Operating activities:
Net income	$64,814	$92,072	$68,320
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in earnings of Tri Counties Bank	(3,851)	(62,326)	(45,315)
Equity compensation vesting expense	2,036	1,654	1,462
Net change in other assets and liabilities	(1,885)	(1,580)	(4,983)
Net cash provided by operating activities	61,114	29,820	19,484
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	198	9	218
Repurchase of common stock	(26,720)	(2,196)	(2,483)
Cash dividends paid — common	(26,303)	(24,999)	(18,769)
Net cash used for financing activities	(52,825)	(27,186)	(21,034)
Net change in cash and cash equivalents	8,289	2,634	(1,550)
Cash and cash equivalents at beginning of year	5,008	2,374	3,924
Cash and cash equivalents at end of year	$13,297	$5,008	$2,374

Note 26 – Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. These capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require that minimum amounts and ratios of total, Tier 1, and common equity Tier 1capital to risk-weighted assets, and of Tier 1 capital to average assets be maintained. Under applicable capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%, a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition, the Company and the Bank are also required to maintain a capital conservation buffer consisting of common equity Tier 1 capital above 2.5% of minimum risk based capital ratios to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The additional 2.5% buffer, where applicable, is included in the minimum ratios set forth in the table below. Management believes as of December 31, 2020 and 2019, the Company and Bank meet all capital adequacy requirements to which they are subject.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized Under Prompt Corrective Action Regulations
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total Capital (to Risk Weighted Assets):
Consolidated	$793,433	15.22%	$547,352	10.50%	N/A	N/A
Tri Counties Bank	$780,320	14.97%	$547,156	10.50%	$521,101	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$727,879	13.96%	$443,094	8.50%	N/A	N/A
Tri Counties Bank	$714,811	13.72%	$442,936	8.50%	$416,881	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$671,975	12.89%	$364,901	7.00%	N/A	N/A
Tri Counties Bank	$714,811	13.72%	$364,771	7.00%	$338,716	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$727,879	9.93%	$293,138	4.00%	N/A	N/A
Tri Counties Bank	$714,811	9.76%	$292,949	4.00%	$366,186	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized Under Prompt Corrective Action Regulations
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total Capital (to Risk Weighted Assets):
Consolidated	$753,200	15.07%	$524,944	10.50%	N/A	N/A
Tri Counties Bank	$748,660	14.98%	$524,759	10.50%	$499,770	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$719,809	14.40%	$424,955	8.50%	N/A	N/A
Tri Counties Bank	$715,269	14.31%	$424,805	8.50%	$399,816	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$664,296	13.29%	$349,963	7.00%	N/A	N/A
Tri Counties Bank	$715,269	14.31%	$349,839	7.00%	$324,851	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$719,809	11.55%	$249,343	4.00%	N/A	N/A
Tri Counties Bank	$715,269	11.47%	$249,337	4.00%	$311,672	5.00%

Note 27 – Summary of Quarterly Results of Operations (unaudited)
The following table sets forth the results of operations for the four quarters of 2020 and 2019, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2020 Quarters Ended
(dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest and dividend income:
Loans:
Discount accretion	$1,960	$1,876	$2,587	$1,748
All other loan interest income	59,055	56,163	55,822	54,510
Total loan interest income	61,015	58,039	58,409	56,258
Debt securities, dividends and interest bearing cash at banks	7,066	7,399	8,739	10,259
Total interest income	68,081	65,438	67,148	66,517
Interest expense	1,659	1,984	2,489	3,325
Net interest income	66,422	63,454	64,659	63,192
Provision for credit losses	4,850	7,649	22,244	8,070
Net interest income after provision for credit losses	61,572	55,805	42,415	55,122
Noninterest income	16,580	15,137	11,657	11,820
Noninterest expense	45,745	46,714	45,550	44,749
Income before income taxes	32,407	24,228	8,522	22,193
Income tax expense	8,750	6,622	1,092	6,072
Net income	$23,657	$17,606	$7,430	$16,121
Per common share:
Net income (diluted)	$0.79	$0.59	$0.25	$0.53
Dividends	$0.22	$0.22	$0.22	$0.22

	2019 Quarters Ended
(dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest and dividend income:
Loans:
Discount accretion	$2,218	$2,360	$1,904	$1,655
All other loan interest income	54,644	54,639	53,587	52,743
Total loan interest income	56,862	56,999	55,491	54,398
Debt securities, dividends and interest bearing cash at banks	11,056	11,890	12,689	13,059
Total interest income	67,918	68,889	68,180	67,457
Interest expense	3,722	4,201	3,865	3,587
Net interest income	64,196	64,688	64,315	63,870
Provision for (benefit from reversal of provision for) loan losses	(298)	(329)	537	(1,600)
Net interest income after provision for loan losses	64,494	65,017	63,778	65,470
Noninterest income	14,186	14,108	13,423	11,803
Noninterest expense	46,964	46,344	46,697	45,452
Income before income taxes	31,716	32,781	30,504	31,821
Income tax expense	8,826	9,386	7,443	9,095
Net income	$22,890	$23,395	$23,061	$22,726
Per common share:
Net income (diluted)	$0.75	$0.76	$0.75	$0.74
Dividends	$0.22	$0.22	$0.19	$0.19

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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in the 2013 Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2020.
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
In addition to management’s assessment, Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2020, and the Company’s effectiveness of internal control over financial reporting as of December 31, 2020, dated March 1, 2021, as stated in its report, which is included herein.

/s/ Richard P. Smith
Richard P. Smith President and Chief Executive Officer

/s/ Peter G. Wiese
Peter G. Wiese Executive Vice President and Chief Financial Officer

March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
TriCo Bancshares

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TriCo Bancshares (and subsidiaries) (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders equity, and cash flow for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”. We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020, due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments - Credit Losses (“Topic 326”). The Company adopted the new credit loss standard using the modified retrospective approach such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

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

Allowance for Credit Losses - CECL Adoption, Loan Risk Ratings, Reasonable and Supportable Forecasts and Qualitative Factors

As discussed in Note 1 to the consolidated financial statements, the Company adopted Accounting Standards Update No. 2016-13, Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses (Topic 326), as of January 1, 2020, using the modified retrospective method of adoption. Topic 326 requires the measurement of the current expected credit losses (“CECL”) for financial assets, including the Company’s loan portfolio, held at the reporting date. Accordingly, the Company recorded a decrease to retained earnings of $12,983,000, net of taxes of $5,449,000, as of January 1, 2020 for the cumulative effect of adopting Topic 326. As further discussed in Note 1 and Note 5, the Company’s allowance for credit losses for loans was $91,847,000 as of December 31, 2020, and consists of both historical credit loss experience and management’s estimates of current conditions and reasonable and supportable forecasts. The Company’s allowance for credit losses for loans is a valuation account that is deducted from the amortized cost basis of loans to present the net carrying value at the amount expected to be collected on such loans and is a material and complex estimate requiring significant management judgment in the estimation of expected lifetime losses within the loan portfolio at both the date of adoption and the balance sheet date.

We identified management’s adoption of Topic 326, risk ratings of loans, and the reasonable and supportable forecasts, including the estimate of a qualitative and environmental factor related to California’s unemployment, and the selection of the methodology and economic variables utilized, as a critical audit matter. In estimating the allowance for credit losses on loans, the Company utilizes relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company considers relevant credit quality indicators for each loan segment, stratifies loans by risk rating, and estimates losses for each loan cohort based upon their nature, historical experience, and risk profile. This process requires significant management judgment in the review of the loan portfolio and assignment of risk ratings based upon the characteristics of loans. In addition, estimation of the lifetime expected credit losses for loans require significant management judgment, particularly as it relates to forward-looking information through the use of environment factors applied over the forecasted life of the loans. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation and operating effectiveness of controls relating to management’s adoption of Topic 326 and the calculation of the allowance for credit losses on loans, including controls over the review of loans and assignment of risk ratings, evaluation of the environmental and forecast factors, model development and validation, selection and application of new accounting policies, and disclosures.

•Evaluating the appropriateness of the Company’s assumptions and elections involved in the adoption of the CECL methodology, including the cohort methodology selected by the Company compared to other available methodologies as well as the economic variables selected based on the correlation to historical charge offs.

•Evaluating the appropriateness of the Company’s loan risk rating policy and testing a risk-based targeted selection of loans to gain substantive evidence that the Company is appropriately rating these loans in accordance with its policies, and that the risk ratings for the loans are reasonable.

•Evaluating the reasonableness and appropriateness of the estimated California unemployment factor utilized by management in forming the forecast factors and any qualitative adjustments by comparing forecasts and any qualitative adjustments to relevant external data, including historical trends.

•Testing the mathematical accuracy and computation of the allowance for credit losses for loans by re-performing or independently calculating significant elements of the allowance, including quantitative historical loss factors applied to the loan segments based on risk ratings and utilizing relevant source documents, including the completeness and accuracy of the data used in the calculation.

•Evaluating the accuracy and completeness of the Company’s disclosures in accordance with Topic 326.

/s/ Moss Adams LLP

Sacramento, California
March 1, 2021

We have served as the Company’s auditor since 2018.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2020, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.
(b) Management’s Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm
Management’s report on internal control over financial reporting is set forth on page 103 of this report and is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in its report, which is set forth on pages 101 and 102 of this report and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2020 was so disclosed.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2021 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2021 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2021 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2021 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2021 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

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

Date: March 1, 2021		TRICO BANCSHARES

	By:	/s/ Richard P. Smith
Richard P. Smith, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 1, 2021	/s/ Richard P. Smith
Richard P. Smith, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 1, 2021	/s/ Peter G. Wiese
Peter G. Wiese, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 1, 2021	/s/ Donald J. Amaral
Donald J. Amaral, Director

Date: March 1, 2021	/s/ Craig S. Compton
Craig S. Compton, Director

Date: March 1, 2021	/s/ L. Gage Chrysler
L. Gage Chrysler, Director

Date: March 1, 2021	/s/ Kirsten E. Garen
Kirsten E. Garen, Director

Date: March 1, 2021	/s/ Cory W. Giese
Cory W. Giese, Independent Lead Director

Date: March 1, 2021	/s/ John S.A. Hasbrook
John S.A. Hasbrook, Director

Date: March 1, 2021	/s/ Margaret L. Kane
Margaret L. Kane, Director

Date: March 1, 2021	/s/ Michael W. Koehnen
Michael W. Koehnen, Director

Date: March 1, 2021	/s/ Martin A. Mariani
Martin A. Mariani, Director

Date: March 1, 2021	/s/ Thomas C. McGraw
Thomas C. McGraw, Director

Date: March 1, 2021	/s/ Kimberley H. Vogel
Kimberley H. Vogel, Director

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of January 21, 2014 by and between TriCo Bancshares and North Valley Bancorp (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed on January 21, 2014).
2.2	Agreement and Plan of Reorganization dated as of December 11, 2017, by and between TriCo Bancshares and FNB Bancorp (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed on December 11, 2017).
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 17, 2009).
3.2	Bylaws of TriCo, as amended (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed February 17, 2011).
4.1	Instruments defining the rights of holders of the long-term debt securities of the TriCo and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. TriCo hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
4.2	TriCo Bancshares securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Form of Change of Control Agreement among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, John Fleshood, and Peter Wiese (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on July 23, 2013).
10.2*	TriCo’s 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).
10.3*	Amended Employment Agreement between TriCo and Richard Smith dated as of March 28, 2013 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 3, 2013).
10.4*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.5*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.10 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.6*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.7*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.8*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.9*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.10*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.11*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of George Barstow, Dan Bay, Ron Bee, Craig Carney, Robert Elmore, Greg Gill, Richard Miller, Richard O’Sullivan, Thomas Reddish, Jerald Sax, and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.12*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, William Casey, Craig Compton, John Hasbrook, Michael Koehnen, Donald Murphy, Carroll Taresh, and Alex Vereschagin (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.13*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and Craig Carney (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.14*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, Craig Compton, John Hasbrook, and Michael Koehnen (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.15*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).
10.16*	Form of Indemnification Agreement between Tri Counties Bank its directors and executive officers (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed September 10, 2013).
10.17*	Form of Stock Option, Stock Appreciation Right, Restricted Stock Unit Award, and Performance Share Award Agreements, and Notice of Grant of Stock Option pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to TriCo’s Annual Report on Form 10-K for the year ended December 31, 2017).
10.18*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Employee Executives pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).

10.19*	Form of Restricted Stock Unit Agreement and Grant Notice for Directors pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).
10.20*	Form of Performance Award Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to TriCo’s Current Report on Form 8-K filed August 13, 2014).
10.21*	John Fleshood Offer Letter dated November 3, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).
10.22*	Amendment to John Fleshood Offer Letter dated December 19, 2016 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed on November 30, 2016).
10.23*	Peter Wiese Offer Letter dated August 9, 2018 (incorporated by reference to Exhibit 10.1 to TriCo’s current report on Form 8-K filed on August 9, 2018).
10.24*	TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to TriCo's Annual Report on Form 10-K filed on March 2, 2019).
10.25*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-employee Directors pursuant to TriCo's 2019 Equity Incentive plan (incorporated by reference to Exhibit 99.1 of TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.26*	Form of Restricted Stock Unit Agreement and Grant Notice for Employees pursuant to TriCo's 2019 Equity Incentive plan (incorporated by reference to Exhibit 99.2 of TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.27*	Form of Performance Award Agreement and Grant Notice pursuant to TriCo's 2019 Equity Incentive plan (incorporated by reference to Exhibit 99.1 of TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
21.1	List of Subsidiaries
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO**
32.2	Section 1350 Certification of CFO**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
*    Management contract or compensatory plan or arrangement
**    Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.