Form 10-Q
period 2021-03-31
TRICO BANCSHARES /
filed 2021-05-07
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: March 31, 2021

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
Common stock, no par value: 29,714,718 shares outstanding as of May 6, 2021.

TriCo Bancshares
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	March 31, 2021	December 31, 2020
Assets:
Cash and due from banks	$94,157	$77,253
Cash at Federal Reserve and other banks	515,365	592,298
Cash and cash equivalents	609,522	669,551
Investment securities:
Marketable equity securities	2,971	3,025
Available for sale debt securities, net of allowance for credit losses of $—	1,682,105	1,414,264
Held to maturity debt securities, net of allowance for credit losses of $—	260,454	284,563
Restricted equity securities	17,250	17,250
Loans held for sale	3,995	6,268
Loans	4,966,977	4,763,127
Allowance for credit losses	(85,941)	(91,847)
Total loans, net	4,881,036	4,671,280
Premises and equipment, net	82,338	83,731
Cash value of life insurance	119,543	118,870
Accrued interest receivable	19,442	20,004
Goodwill	220,872	220,872
Other intangible assets, net	16,402	17,833
Operating leases, right-of-use	27,540	27,846
Other assets	88,142	84,172
Total assets	$8,031,612	$7,639,529
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,766,510	$2,581,517
Interest-bearing	4,096,890	3,924,417
Total deposits	6,863,400	6,505,934
Accrued interest payable	970	1,362
Operating lease liability	27,780	27,973
Other liabilities	102,955	94,597
Other borrowings	36,226	26,914
Junior subordinated debt	57,742	57,635
Total liabilities	7,089,073	6,714,415
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, no par value: 50,000,000 shares authorized; 29,727,122 and 29,727,214 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	531,367	530,835
Retained earnings	408,211	381,999
Accumulated other comprehensive income, net of tax	2,961	12,280
Total shareholders’ equity	942,539	925,114
Total liabilities and shareholders’ equity	$8,031,612	$7,639,529

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended March 31,
	2021	2020
Interest and dividend income:
Loans, including fees	$60,436	$56,258
Investments:
Taxable securities	6,177	8,211
Tax exempt securities	923	904
Dividends	217	361
Interest bearing cash at Federal Reserve and other banks	163	783
Total interest and dividend income	67,916	66,517
Interest expense:
Deposits	937	2,551
Other borrowings	4	5
Junior subordinated debt	535	769
Total interest expense	1,476	3,325
Net interest income	66,440	63,192
Provision for (reversal of) credit losses	(6,060)	8,070
Net interest income after credit loss provision (reversal)	72,500	55,122
Non-interest income:
Service charges and fees	10,476	9,126
Gain on sale of loans	3,247	891
Gain on sale of investment securities	—	—
Asset management and commission income	834	916
Increase in cash value of life insurance	673	720
Other	880	167
Total non-interest income	16,110	11,820
Non-interest expense:
Salaries and related benefits	25,330	27,272
Other	16,288	17,477
Total non-interest expense	41,618	44,749
Income before provision for income taxes	46,992	22,193
Provision for income taxes	13,343	6,072
Net income	$33,649	$16,121
Per share data:
Basic earnings per share	$1.13	$0.53
Diluted earnings per share	$1.13	$0.53
Dividends per share	$0.25	$0.22

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands; unaudited)

	Three months ended March 31,
	2021	2020
Net income	$33,649	$16,121
Other comprehensive income (loss), net of tax:
Unrealized losses on available for sale securities arising during the period	(8,690)	(20,822)
Change in minimum pension liability	—	912
Change in joint beneficiary agreements	(629)	—
Other comprehensive income (loss)	(9,319)	(19,910)
Comprehensive income (loss)	$24,330	$(3,789)
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	30,523,824	$543,998	$367,794	$(5,222)	$906,570
Cumulative change from adoption of ASU 2016-13			(12,983)		(12,983)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	30,523,824	543,998	354,811	(5,222)	893,587
Net income			16,121		16,121
Other comprehensive loss				(19,910)	(19,910)
Stock options exercised	8,000	148			148
RSU vesting		297			297
PSU vesting		142			142
RSUs released	362				—
Repurchase of common stock	(558,670)	(9,962)	(7,333)		(17,295)
Dividends paid ($0.22 per share)			(6,664)		(6,664)
Three months ended March 31, 2020	29,973,516	$534,623	$356,935	$(25,132)	$866,426

Balance at January 1, 2021	29,727,214	$530,835	$381,999	$12,280	$925,114
Net income			33,649		33,649
Other comprehensive loss				(9,319)	(9,319)
Stock options exercised	—	—			—
RSU vesting		352			352
PSU vesting		185			185
RSUs released	201				—
Repurchase of common stock	(293)	(5)	(5)		(10)
Dividends paid ($0.25 per share)			(7,432)		(7,432)
Three months ended March 31, 2021	29,727,122	$531,367	$408,211	$2,961	$942,539

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the three months ended March 31,
	2021	2020
Operating activities:
Net income	$33,649	$16,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	1,698	1,618
Amortization of intangible assets	1,431	1,431
Provision for (reversal of) credit losses	(6,060)	8,070
Amortization of investment securities premium, net	1,186	509
Originations of loans for resale	(65,970)	(28,394)
Proceeds from sale of loans originated for resale	70,987	31,629
Gain on sale of loans	(3,247)	(891)
Change in market value of mortgage servicing rights	(12)	1,258
Gain on sale of foreclosed assets	(42)	(41)
Operating lease expense payments	(1,204)	(1,237)
Increase in cash value of life insurance	(673)	(720)
Loss (gain) on marketable equity securities	53	(47)
Equity compensation vesting expense	537	439
Change in:
Interest receivable	562	322
Interest payable	(392)	(421)
Accretion of operating lease ROUA	1,317	1,362
Other assets and liabilities, net	7,376	2,609
Net cash from operating activities	41,196	33,617
Investing activities:
Proceeds from maturities of securities available for sale	91,813	20,212
Proceeds from maturities of securities held to maturity	23,850	15,592
Purchases of securities available for sale	(372,917)	(101,899)
Loan origination and principal collections, net	(102,230)	(70,903)
Loans purchased	(101,466)	—
Proceeds from sale of other real estate owned	577	353
Purchases of premises and equipment	(188)	(761)
Net cash used by investing activities	(460,561)	(137,406)
Financing activities:
Net change in deposits	357,466	35,704
Net change in other borrowings	9,312	855
Repurchase of common stock, net of option exercises	(10)	(17,147)
Dividends paid	(7,432)	(6,664)
Net cash from financing activities	359,336	12,748
Net change in cash and cash equivalents	(60,029)	(91,041)
Cash and cash equivalents, beginning of period	669,551	276,507
Cash and cash equivalents, end of period	$609,522	$185,466
Supplemental disclosure of noncash activities:
Unrealized loss on securities available for sale	$(12,337)	$(29,561)
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	2	148
Obligations incurred in conjunction with leased assets	1,308	3,393
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	1,868	3,746
Cash paid for income taxes	—	—

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
The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. All adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,830,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). The Company believes that the disclosures made are adequate to make the information not misleading.
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
Allowance for Credit Losses - Securities
The Company measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on held-to-maturity (HTM) debt securities totaled $668,000 at March 31, 2021 and is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current condition and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized.
The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the three month periods ended March 31, 2021 and 2020, respectively.
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
Accounting Standards Adopted in 2021
On January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplified the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance also promoted consistent application and simplification of GAAP for other areas of Topic 740 by clarifying and amending existing guidance.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the Coronavirus Disease 2019 (COVID-19) pandemic. The CARES Act provides optional temporary relief from troubled debt restructuring and impairment accounting requirements for loan modifications related to the COVID-19 pandemic made during the period from March 1, 2020 to the earlier of December 31, 2020 or 60 days after the national emergency concerning COVID-19 declared by the President terminates. The applicable period for this relief was extended through 2021 by way of the Consolidated Appropriations Act. Following the passage of the CARES Act legislation, the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" was issued by federal bank regulators, which similarly offers temporary relief from troubled debt restructuring accounting for loan payment deferrals for certain customers whose businesses are experiencing economic hardship due to Coronavirus. The Interagency Statement requires the modification event to be short-term and COVID-19 related, requiring the borrower be not more than 30 days past due as of the date the modification program was implemented, and allowing Management to apply judgement as when the modification program terminates. The ability to suspend TDR accounting under either program does not apply to any adverse impact on the credit of a borrower that is not related to the COVID-19 pandemic.
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
Note 2 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	March 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,029,611	$11,056	$(7,733)	$—	$1,032,934
Obligations of states and political subdivisions	136,709	5,246	(1,571)	—	140,384
Corporate bonds	2,466	68	—	—	2,534
Asset backed securities	506,473	2,645	(2,865)	—	506,253
Total debt securities available for sale	$1,675,259	$19,015	$(12,169)	$—	$1,682,105

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$250,178	$10,643	$—	$—	$260,821
Obligations of states and political subdivisions	10,276	342	—	—	10,618
Total debt securities held to maturity	$260,454	$10,985	$—	$—	$271,439

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$795,555	$17,710	$(891)	$—	$812,374
Obligations of states and political subdivisions	123,347	5,748	—	—	129,095
Corporate bonds	2,459	85	—	—	2,544
Asset backed securities	473,720	1,682	(5,151)	—	470,251
Total debt securities available for sale	$1,395,081	$25,225	$(6,042)	$—	$1,414,264
Debt Securities Held to Maturity
Obligations of U.S. government agencies	273,667	13,774	—	$—	287,441
Obligations of states and political subdivisions	10,896	389	—	—	11,285
Total debt securities held to maturity	$284,563	$14,163	$—	$—	$298,726
There were no sales of investment securities during the three months ended March 31, 2021 and 2020, respectively. Investment securities with an aggregate carrying value of $417,528,000 and $429,049,000 at March 31, 2021 and December 31, 2020, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at March 31, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2021, obligations of U.S. government corporations and agencies with a cost basis totaling $1,069,850,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At March 31, 2021, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 4.58 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

As of March 31, 2021, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$990	$1,018	$—	$—
Due after one year through five years	182,664	182,915	1,003	1,118
Due after five years through ten years	262,409	262,888	21,248	21,967
Due after ten years	1,229,196	1,235,284	238,203	248,354
Totals	$1,675,259	$1,682,105	$260,454	$271,439
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

March 31, 2021:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$664,219	$(7,733)	$—	$—	$664,219	$(7,733)
Obligations of states and political subdivisions	38,529	(1,571)	—	—	38,529	(1,571)
Asset backed securities	86,698	(271)	218,077	(2,594)	304,775	(2,865)
Total debt securities available for sale	$789,446	$(9,575)	$218,077	$(2,594)	$1,007,523	$(12,169)

December 31, 2020:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$160,543	$(891)	$—	$—	$160,543	$(891)
Asset backed securities	51,544	(441)	297,020	(4,710)	348,564	(5,151)
Total debt securities available for sale	$212,087	$(1,332)	$297,020	$(4,710)	$509,107	$(6,042)
Obligations of U.S. government agencies: The unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases and illiquidity. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment.Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded. At March 31, 2021, 29 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of 1.15% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of March 31, 2021. At March 31, 2021, 13 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 3.92% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors for these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through March 31, 2021 has not experienced any deterioration in credit rating. At March 31, 2021, 27 asset backed securities had unrealized losses with aggregate depreciation of 0.93% from the Company’s amortized cost basis. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of March 31, 2021.

The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	March 31, 2021		December 31, 2020
	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
	(In thousands)		(In thousands)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$250,178	$—	$273,667	$—
Obligations of states and political subdivisions	10,276	—	10,896	—
Total debt securities held to maturity	$260,454	$—	$284,563	$—

Note 3 – Loans
A summary of loan balances follows:

(in thousands)	March 31, 2021	December 31, 2020
Commercial real estate:
CRE non-owner occupied	$1,554,927	$1,535,555
CRE owner occupied	641,216	624,375
Multifamily	764,884	639,480
Farmland	147,597	152,492
Total commercial real estate loans	3,108,624	2,951,902
Consumer:
SFR 1-4 1st DT liens	636,824	546,592
SFR HELOCs and junior liens	331,333	327,484
Other	73,056	78,032
Total consumer loans	1,041,213	952,108
Commercial and industrial	551,077	526,327
Construction	221,613	284,842
Agriculture production	39,753	44,164
Leases	4,697	3,784
Total loans, net of deferred loan fees and discounts	$4,966,977	$4,763,127
Total principal balance of loans owed, net of charge-offs	$5,009,686	$4,805,596
Unamortized net deferred loan fees	(20,108)	(16,984)
Discounts to principal balance of loans owed, net of charge-offs	(22,601)	(25,485)
Total loans, net of unamortized deferred loan fees and discounts	$4,966,977	$4,763,127
Allowance for credit losses on loans	$(85,941)	$(91,847)

As of March 31, 2021 and December 31, 2021, the total balance outstanding of PPP loans, which are included in commercial and industrial loans, was $370,274,000 (approximately 2,484 loans) and $333,982,000 (approximately 2,300 loans), respectively, as compared to total PPP originations of $614,826,000. Included in the balance of outstanding PPP loans as of March 31, 2021 are approximately 1,303 loans with outstanding balances of less than $50,000 each and with a total balance outstanding of $26,895,000. In connection with the origination of the PPP loans, the Company earned $23,585,000 in loan fees, offset by deferred loan costs of $1,163,000, the net of which will be recognized over the earlier of loan maturity, repayment or receipt of forgiveness confirmation. As of March 31, 2021 and December 31, 2020, there was $9,430,000 and $7,212,000, respectively, in net deferred fee income remaining to be recognized. During the three months ended March 31, 2021 and 2020, the Company recognized $5,232,000 and zero, respectively, in fees on PPP loans.

Note 4 – Allowance for Credit Losses
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Three months ended March 31, 2021
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$29,380	$—	$2	$(2,948)	$26,434
CRE owner occupied	10,861	—	1	(988)	9,874
Multifamily	11,472	—	—	899	12,371
Farmland	1,980	—	—	(256)	1,724
Total commercial real estate loans	53,693	—	3	(3,293)	50,403
Consumer:
SFR 1-4 1st DT liens	10,117	—	10	538	10,665
SFR HELOCs and junior liens	11,771	—	285	(977)	11,079
Other	3,260	(193)	106	(313)	2,860
Total consumer loans	25,148	(193)	401	(752)	24,604
Commercial and industrial	4,252	(33)	136	109	4,464
Construction	7,540	—	—	(2,064)	5,476
Agriculture production	1,209	—	20	(241)	988
Leases	5	—	—	1	6
Allowance for credit losses on loans	91,847	(226)	560	(6,240)	85,941
Reserve for unfunded commitments	3,400	—	—	180	3,580
Total	$95,247	$(226)	$560	$(6,060)	$89,521

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

The Company utilizes a reasonable and supportable forecast period of approximately eight quarters and obtains the forecast data from publicly available sources. The Company also considers the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. During the quarter ended March 31, 2021, the majority of the change in ACL during the period is primarily attributed to portfolio-wide qualitative indicators related to forecasted changes in the US Unemployment outlook and concentration risk. The aggregate change in these qualitative factors during the three months ended March 31, 2021 were $5,435,000. Further, quantitative calculations decreases based on historical loss experience further reduced required credit reserves by $471,000 as of March 31, 2021. Management noted that the majority of economic forecasts utilized in the ACL calculation have recent estimates that forecast the U.S. economy rebounding to pre-pandemic levels during 2021. These forecasts remain cautious as a result of; lingering supply chain interruptions caused by an imbalance in supply and demand, logistical and transportation issues, and resurgences in COVID variants in certain nations worldwide. Management believes that the allowance for credit losses at March 31, 2021 appropriately reflected expected credit losses inherent in the loan portfolio at that date.

	Allowance for credit losses – Year ended December 31, 2020
(in thousands)	Beginning Balance	Adoption of CECL	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$5,948	$6,701	$—	$198	$16,533	$29,380
CRE owner occupied	2,027	2,281	—	28	6,525	10,861
Multifamily	3,352	2,281	—	—	5,839	11,472
Farmland	668	585	(182)	—	909	1,980
Total commercial real estate loans	11,995	11,848	(182)	226	29,806	53,693
Consumer:
SFR 1-4 1st DT liens	2,306	2,675	(13)	416	4,733	10,117
SFR HELOCs and junior liens	6,183	4,638	(116)	304	762	11,771
Other	1,595	971	(670)	347	1,017	3,260
Total consumer loans	10,084	8,284	(799)	1,067	6,512	25,148
Commercial and industrial	4,867	(1,961)	(774)	568	1,552	4,252
Construction	3,388	933	—	—	3,219	7,540
Agriculture production	261	(179)	—	24	1,103	1,209
Leases	21	(12)	—	—	(4)	5
Allowance for credit losses on loans	30,616	18,913	(1,755)	1,885	42,188	91,847
Reserve for unfunded commitments	2,775	—	—	—	625	3,400
Total	$33,391	$18,913	$(1,755)	$1,885	$42,813	$95,247

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

	Allowance for loan losses – Three months ended March 31, 2020
(in thousands)	Beginning Balance	Adoption of CECL	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$5,948	$6,701	$—	$189	$5,195	$18,033
CRE owner occupied	2,027	2,281	—	5	1,052	5,365
Multifamily	3,352	2,281	—	—	(493)	5,140
Farmland	668	585	—	—	(541)	712
Total commercial real estate loans	11,995	11,848	—	194	5,213	29,250
Consumer:
SFR 1-4 1st DT liens	2,306	2,675	—	410	259	5,650
SFR HELOCs and junior liens	6,183	4,638	—	48	327	11,196
Other	1,595	971	(130)	94	216	2,746
Total consumer loans	10,084	8,284	(130)	552	802	19,592
Commercial and industrial	4,867	(1,961)	(380)	126	1,216	3,868
Construction	3,388	933	—	—	274	4,595
Agriculture production	261	(179)	—	20	493	595
Leases	21	(12)	—	—	2	11
Allowance for credit losses on loans	30,616	18,913	(510)	892	8,000	57,911
Reserve for unfunded commitments	2,775	—	—	—	—	2,775
Total	$33,391	$18,913	$(510)	$892	$8,000	$60,686

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2021
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$58,047	$130,667	$205,818	$147,766	$252,414	$620,082	$65,028	$—	$1,479,822
Special Mention	—	—	6,226	11,683	12,245	19,053	12,001	—	61,208
Substandard	—	—	—	1,432	577	11,888	—	—	13,897
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$58,047	$130,667	$212,044	$160,881	$265,236	$651,023	$77,029	$—	$1,554,927

	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2021
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE owner occupied risk ratings
Pass	$36,465	$104,653	$73,669	$52,367	$57,770	$270,655	$22,402	$—	$617,981
Special Mention	—	—	—	288	7,171	8,916	—	—	16,375
Substandard	—	—	1,505	1,282	470	3,603	—	—	6,860
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$36,465	$104,653	$75,174	$53,937	$65,411	$283,174	$22,402	$—	$641,216

Commercial real estate:
Multifamily risk ratings
Pass	$121,003	$82,738	$118,173	$118,297	$68,886	$187,843	$20,771	$—	$717,711
Special Mention	—	9,383	—	—	—	24,679	8,759	—	42,821
Substandard	—	—	4,352	—	—	—	—	—	4,352
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily loans	$121,003	$92,121	$122,525	$118,297	$68,886	$212,522	$29,530	$—	$764,884

Commercial real estate:
Farmland risk ratings
Pass	$4,669	$18,083	$22,496	$18,659	$8,467	$23,026	$38,076	$—	$133,476
Special Mention	—	—	—	—	1,196	3,316	1,653	—	6,165
Substandard	—	—	3,266	—	596	1,144	2,950	—	7,956
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$4,669	$18,083	$25,762	$18,659	$10,259	$27,486	$42,679	$—	$147,597

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$125,704	$186,594	$72,632	$33,274	$47,410	$152,614	$—	$5,039	$623,267
Special Mention	—	—	289	682	421	2,803	—	1,073	5,268
Substandard	—	—	—	1,151	680	6,096	—	362	8,289
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$125,704	$186,594	$72,921	$35,107	$48,511	$161,513	$—	$6,474	$636,824

Consumer loans:
SFR HELOCs and Junior Liens
Pass	$700	$85	$—	$12	$343	$958	$303,290	$12,920	$318,308
Special Mention	—	—	—	16	—	139	4,254	785	5,194
Substandard	—	—	—	—	—	33	6,146	1,652	7,831
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$700	$85	$—	$28	$343	$1,130	$313,690	$15,357	$331,333

	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2021
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
Other risk ratings
Pass	$5,880	$21,727	$26,153	$12,095	$3,472	$1,632	$889	$—	$71,848
Special Mention	—	55	202	249	36	78	77	—	697
Substandard	—	57	79	134	85	147	9	—	511
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$5,880	$21,839	$26,434	$12,478	$3,593	$1,857	$975	$—	$73,056

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$177,482	$216,547	$44,666	$17,226	$11,974	$12,802	$61,969	$964	$543,630
Special Mention	—	—	96	602	169	176	2,558	10	3,611
Substandard	—	—	282	104	1,375	812	1,188	75	3,836
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$177,482	$216,547	$45,044	$17,932	$13,518	$13,790	$65,715	$1,049	$551,077

Construction loans:
Construction risk ratings
Pass	$1,711	$76,063	$44,589	$37,820	$31,303	$23,442	$—	$—	$214,928
Special Mention	—	—	—	—	346	1,756	—	—	2,102
Substandard	—	—	—	—	—	4,583	—	—	4,583
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$1,711	$76,063	$44,589	$37,820	$31,649	$29,781	$—	$—	$221,613

Agriculture production loans:
Agriculture production risk ratings
Pass	$262	$897	$1,959	$1,288	$1,582	$1,108	$32,416	$—	$39,512
Special Mention	—	—	—	189	—	47	—	—	236
Substandard	—	—	—	—	—	5	—	—	5
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$262	$897	$1,959	$1,477	$1,582	$1,160	$32,416	$—	$39,753

Leases:
Lease risk ratings
Pass	$4,697	$—	$—	$—	$—	$—	$—	$—	$4,697
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$4,697	$—	$—	$—	$—	$—	$—	$—	$4,697

	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2021
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Total loans outstanding:
Risk ratings
Pass	$536,620	$838,054	$610,155	$438,804	$483,621	$1,294,162	$544,841	$18,923	$4,765,180
Special Mention	—	9,438	6,813	13,709	21,584	60,963	29,302	1,868	143,677
Substandard	—	57	9,484	4,103	3,783	28,311	10,293	2,089	58,120
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$536,620	$847,549	$626,452	$456,616	$508,988	$1,383,436	$584,436	$22,880	$4,966,977

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$120,520	$207,899	$155,730	$256,677	$179,523	$460,644	$76,730	$—	$1,457,723
Special Mention	—	7,455	11,692	5,407	15,773	18,832	12,205	—	71,364
Substandard	—	—	1,449	584	2,147	2,288	—	—	6,468
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$120,520	$215,354	$168,871	$262,668	$197,443	$481,764	$88,935	$—	$1,535,555

Commercial real estate:
CRE owner occupied risk ratings
Pass	$105,896	$75,144	$53,816	$58,371	$54,541	$227,828	$25,508	$—	$601,104
Special Mention	—	—	288	7,451	2,955	6,140	—	—	16,834
Substandard	—	1,533	1,301	475	1,306	1,822	—	—	6,437
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$105,896	$76,677	$55,405	$66,297	$58,802	$235,790	$25,508	$—	$624,375

Commercial real estate:
Multifamily risk ratings
Pass	$77,646	$118,725	$113,882	$70,112	$67,457		$123,518	$19,007	$—	$590,347
Special Mention	9,441	—	—	603	24,687		772	9,259	—	44,762
Substandard	—	4,371	—	—	—	—	—	—	—	4,371
Doubtful/Loss	—	—	—	—	—		—	—	—	—
Total multifamily loans	$87,087	$123,096	$113,882	$70,715	$92,144		$124,290	$28,266	$—	$639,480

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
Farmland risk ratings
Pass	$17,640	$25,003	$19,148	$12,834	$7,377	$17,129	$39,411	$—	$138,542
Special Mention	—	2,567	—	1,271	227	3,107	2,258	—	9,430
Substandard	—	700	—	602	—	1,214	2,004	—	4,520
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$17,640	$28,270	$19,148	$14,707	$7,604	$21,450	$43,673	$—	$152,492

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$183,719	$80,717	$36,342	$53,001	$46,467	$126,465	$76	$5,507	$532,294
Special Mention	—	290	684	110	15	2,936	—	934	4,969
Substandard	—	—	1,174	929	935	5,763	—	528	9,329
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$183,719	$81,007	$38,200	$54,040	$47,417	$135,164	$76	$6,969	$546,592

Consumer loans:
SFR HELOCs and Junior Liens
Pass	$793	$—	$13	$360	$300	$910	$297,160	$14,051	$313,587
Special Mention	—	—	16	—	—	83	4,504	789	5,392
Substandard	—	—	—	—	—	39	6,698	1,768	8,505
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$793	$—	$29	$360	$300	$1,032	$308,362	$16,608	$327,484

Consumer loans:
Other risk ratings
Pass	$25,876	$29,539	$14,170	$4,238	$1,020	$967	$986	$—	$76,796
Special Mention	43	208	147	74	24	65	90	—	651
Substandard	58	82	210	74	12	140	9	—	585
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$25,977	$29,829	$14,527	$4,386	$1,056	$1,172	$1,085	$—	$78,032

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$356,701	$48,838	$20,463	$13,151	$5,185	$9,490	$65,938	$1,085	$520,851
Special Mention	—	102	698	195	20	178	207	11	1,411
Substandard	—	301	53	1,142	823	148	1,519	79	4,065
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$356,701	$49,241	$21,214	$14,488	$6,028	$9,816	$67,664	$1,175	$526,327

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Construction loans:
Construction risk ratings
Pass	69,133	41,786	92,191	51,082	20,868	2,876	—	$—	$277,936
Special Mention	—	—	—	346	—	1,780	—	—	2,126
Substandard	—	—	—	—	4,529	251	—	—	4,780
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$69,133	$41,786	$92,191	$51,428	$25,397	$4,907	$—	$—	$284,842

Agriculture production loans:
Agriculture production risk ratings
Pass	$977	$2,079	$1,590	$1,838	$663	$708	$36,051	$—	$43,906
Special Mention	—	—	203	—	49	—	—	—	252
Substandard	—	—	—	—	6	—	—	—	6
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$977	$2,079	$1,793	$1,838	$718	$708	$36,051	$—	$44,164

Leases:
Lease risk ratings
Pass	$3,784	$—	$—	$—	$—	$—	$—	$—	$3,784
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$3,784	$—	$—	$—	$—	$—	$—	$—	$3,784

Total loans outstanding:
Risk ratings
Pass	$962,685	$629,730	$507,345	$521,664	$383,401	$970,535	$560,867	$20,643	$4,556,870
Special Mention	9,484	10,622	13,728	15,457	43,750	33,893	28,523	1,734	157,191
Substandard	58	6,987	4,187	3,806	9,758	11,665	10,230	2,375	49,066
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$972,227	$647,339	$525,260	$540,927	$436,909	$1,016,093	$599,620	$24,752	$4,763,127

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of March 31, 2021
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$55	$354	$4,110	$4,519	$1,550,408	$1,554,927
CRE owner occupied	158	—	589	747	640,469	641,216
Multifamily	—	—	—	—	764,884	764,884
Farmland	—	—	847	847	146,750	147,597
Total commercial real estate loans	213	354	5,546	6,113	3,102,511	3,108,624
Consumer:
SFR 1-4 1st DT liens	—	—	881	881	635,943	636,824
SFR HELOCs and junior liens	59	490	1,472	2,021	329,312	331,333
Other	66	13	31	110	72,946	73,056
Total consumer loans	125	503	2,384	3,012	1,038,201	1,041,213
Commercial and industrial	152	168	771	1,091	549,986	551,077
Construction	295	—	—	295	221,318	221,613
Agriculture production	39	—	—	39	39,714	39,753
Leases	—	—	—	—	4,697	4,697
Total	$824	$1,025	$8,701	$10,550	$4,956,427	$4,966,977

	Analysis of Past Due Loans - As of December 31, 2020
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$127	$173	$239	$539	$1,535,016	$1,535,555
CRE owner occupied	297		824	1,121	623,254	624,375
Multifamily	—	—	—	—	639,480	639,480
Farmland	899	—	70	969	151,523	152,492
Total commercial real estate loans	1,323	173	1,133	2,629	2,949,273	2,951,902
Consumer:
SFR 1-4 1st DT liens	37	—	960	997	545,595	546,592
SFR HELOCs and junior liens	418	212	1,671	2,301	325,183	327,484
Other	41	13	100	154	77,878	78,032
Total consumer loans	496	225	2,731	3,452	948,656	952,108
Commercial and industrial	155	426	105	686	525,641	526,327
Construction	—	—	—	—	284,842	284,842
Agriculture production	—	—	—	—	44,164	44,164
Leases	—	—	—	—	3,784	3,784
Total	$1,974	$824	$3,969	$6,767	$4,756,360	$4,763,127

The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of March 31, 2021			As of December 31, 2020
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$7,000	$7,000	$—	$3,110	$3,110	$—
CRE owner occupied	2,833	3,762	—	3,111	4,061	—
Multifamily	—	—	—	—	—	—
Farmland	1,431	1,431	—	1,468	1,538	—
Total commercial real estate loans	11,264	12,193	—	7,689	8,709	—
Consumer:
SFR 1-4 1st DT liens	4,853	4,996	—	4,950	5,093	—
SFR HELOCs and junior liens	4,187	5,142	—	4,480	6,148	—
Other	52	103	—	68	167	—
Total consumer loans	9,092	10,241	—	9,498	11,408	—
Commercial and industrial	108	1,774	245	652	2,183	—
Construction	4,483	4,483	—	4,546	4,546	—
Agriculture production	5	5	—	5	18	—
Leases	—	—	—	—	—	—
Sub-total	24,952	28,696	245	22,390	26,864	—
Less: Guaranteed loans	(814)	(814)	—	(687)	(811)
Total, net	$24,138	$27,882	$245	$21,703	$26,053	$—
Interest income on non accrual loans that would have been recognized during the three months ended March 31, 2021 and 2020, if all such loans had been current in accordance with their original terms, totaled $536,000 and $431,000, respectively. Interest income actually recognized on these originated loans during the three months ended March 31, 2021 and 2020 was $17,000 and $47,000, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of March 31, 2021
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,630	$427	$—	$3,943	$—	$—	$—	$—	$—	$—	$—	$7,000
CRE owner occupied	781	927	1,640	414	—	—	—	—	—	—	—	3,762
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	1,431	—	—	—	—	—	1,431
Total commercial real estate loans	3,411	1,354	1,640	4,357	—	1,431	—	—	—	—	—	12,193
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	4,996	—	—	—	—	4,996
SFR HELOCs and junior liens	—	—	—	—	—	—	1,882	2,471	—	—	—	4,353
Other	—	—	—	69	—	—	—	—	25	—	—	94
Total consumer loans	—	—	—	69	—	—	6,878	2,471	25	—	—	9,443
Commercial and industrial	—	—	—	272	—	—	—	—	—	1,288	214	1,774
Construction	—	—	—	—	—	—	4,483	—	—	—	—	4,483
Agriculture production	—	—	—	—	—	—	—	—	—	—	5	5
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$3,411	$1,354	$1,640	$4,698	$—	$1,431	$11,361	$2,471	$25	$1,288	$219	$27,898

	As of December 31, 2020
(in thousands)	Retail	Office	Warehouse	Other	Multifamily		Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,445	$435	$—	$—	$—		$—	$—	$—	$—	$—	$—	$2,880
CRE owner occupied	796	1,176	1,668	—	—		—	—	—	—	—	—	3,640
Multifamily	—	—	—	—	—		—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	1,538	—	—	—	—	—	1,538
Total commercial real estate loans	3,241	1,611	1,668	—	—		1,538	—	—	—	—	—	8,058
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—		—	5,068	—	—	—	—	5,068
SFR HELOCs and junior liens	—	—	—	—	—		—	1,855	2,839	—	—	—	4,694
Other	—	—	—	42	—		—	—	—	97	—	—	139
Total consumer loans	—	—	—	42	—		—	6,923	2,839	97	—	—	9,901
Commercial and industrial	—	—	—	292	—		—	—	—	—	1,173	75	1,540
Construction	—	—	—	—	—		—	4,547	—	—	—	—	4,547
Agriculture production	—	—	—	—	—		—	—	—	—	13	5	18
Leases	—	—	—	—	—		—	—	—	—	—	—	—
Total	$3,241	$1,611	$1,668	$334	$—		$1,538	$11,470	$2,839	$97	$1,186	$80	$24,064

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

	TDR information for the three months ended March 31, 2021
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	1	$317	$314	$314	—	$—	$—
CRE owner occupied	1	740	742	742	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	3	847	—
Total commercial real estate loans	2	1,057	1,056	1,056	3	847	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	—	—	—
Commercial and industrial	3	316	310	310	1	247	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	5	$1,373	$1,366	$1,366	4	$1,094	$—

	TDR information for the three months ended March 31, 2020
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	1	$257	$251	$—	—	$—	$—
CRE owner occupied	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	2	230	298	—	—	—	—
Total commercial real estate loans	3	487	549	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	1	302	—
SFR HELOCs and junior liens	2	172	169	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	2	172	169	—	1	302	—
Commercial and industrial	1	21	20	21	—	—	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	6	$680	$738	$21	1	$302	$—

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
The following table presents the components of lease expense for the periods ended:

	Three months ended March 31,
(in thousands)	2021	2020
Operating lease cost	$1,258	$1,294
Short-term lease cost	61	63
Variable lease cost	(2)	6
Sublease income	(13)	(34)
Total lease cost	$1,304	$1,329

The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended March 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,204	$1,237
ROUA obtained in exchange for operating lease liabilities	$1,308	$3,393
The following table presents the weighted average operating lease term and discount rate as of the period ended:

	March 31,
	2021	2020
Weighted-average remaining lease term (years)	9.8	10.3
Weighted-average discount rate	3.03%	3.17%
At March 31, 2021, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2021	$3,505
2022	4,320
2023	3,649
2024	3,377
2025	2,916
Thereafter	14,933
32,700
Discount for present value of expected cash flows	(4,920)
Lease liability at March 31, 2021	$27,780

Note 6 - Deposits
A summary of the balances of deposits follows (in thousands):

	March 31, 2021	December 31, 2020
Noninterest-bearing demand	$2,766,510	$2,581,517
Interest-bearing demand	1,465,915	1,414,908
Savings	2,302,927	2,164,942
Time certificates, $250,000 or more	64,509	73,147
Other time certificates	263,539	271,420
Total deposits	$6,863,400	$6,505,934
Certificate of deposit balances of $10,000,000 from the State of California were included in time certificates, over $250,000, at March 31, 2021 and December 31, 2020, respectively. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company. Overdrawn deposit balances of $813,000 and $985,000 were classified as consumer loans at March 31, 2021 and December 31, 2020, respectively.
Note 7 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	March 31, 2021	December 31, 2020
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$473,971	$462,422
Consumer loans	539,670	534,223
Real estate mortgage loans	231,509	202,306
Real estate construction loans	231,697	227,876
Standby letters of credit	14,543	15,056
Deposit account overdraft privilege	122,965	110,813

Note 8 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $7,772,000 and $26,754,000 during the three months ended March 31, 2021 and 2020, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State of California Department of Business Oversight (DBO). Absent approval from the Commissioner of the DBO, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On February 25, 2021 the Board of Directors approved the authorization to repurchase up to 2,000,000 shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the program is subject to change. The 2021 Repurchase Plan has no expiration date and the Company has had no share repurchases during the quarter ended March 31, 2021.
In connection with approval of the 2021 Repurchase Plan, the Company’s previous repurchase program adopted on November 12, 2019 (the 2019 Repurchase Plan) was terminated. Under the 2019 Repurchase Plan, during the three months ended March 31, 2021, the Company repurchased 223 shares with a market value of approximately $8,260. The Company repurchased 858,717 shares during 2020.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of exercise price, if applicable, and the tax withholding on such shares. During the three months ended March 31, 2021 and 2020, employees tendered zero and 4,668 shares, respectively, of the Company’s common stock in connection with option exercises. Employees also tendered 70 and 133 shares in connection with the tax withholding requirements of other share based awards during the three months ended March 31, 2021 and 2020, respectively. In total, shares of the Company's common stock tendered had market values of $2,500 and $153,000 during the quarter ended March 31, 2021 and 2020, respectively. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2021 or 2019 Stock Repurchase Plans.
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

Stock option activity during the three months ended March 31, 2021 is summarized in the following table:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price
Outstanding at December 31, 2020	128,500	$14.54 to $23.21	$17.72
Options granted	—	—	—
Options exercised	—	$— to $—	—
Options forfeited	—	—	—
Outstanding at March 31, 2021	128,500	$14.54 to $23.21	$17.72
The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of March 31, 2021:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	128,500	—	128,500
Weighted average exercise price	$17.72	$—	$17.72
Intrinsic value (in thousands)	$3,810	$—	$3,810
Weighted average remaining contractual term (yrs.)	1.7	n/a	1.7

As of March 31, 2021 all options outstanding are fully vested and are expected to be exercised prior to expiration. The Company did not modify any option grants during 2020 or the three months ended March 31, 2021.
Activity related to restricted stock unit awards during the three months ended March 31, 2021 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2020	99,809	81,615
RSUs granted	—	—
RSUs added through dividend and performance credits	504	—
RSUs released	(201)	—
RSUs forfeited/expired	(55)	—
Outstanding at March 31, 2021	100,057	81,615
During the three months ended March 30, 2021 and 2020 there were no restricted stock unit awards granted under the 2019 Plan.
The 100,057 of service condition vesting RSUs outstanding as of March 31, 2021 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 100,057 of service condition vesting RSUs outstanding as of March 31, 2021 are expected to vest, and be released, on a weighted-average basis, over the next 1.2 years. The Company expects to recognize $2,058,000 of pre-tax compensation costs related to these service condition vesting RSUs between March 31, 2021 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2020 or during the three months ended March 31, 2021.
The 81,615 of market plus service condition vesting RSUs outstanding as of March 31, 2021 are expected to vest, and be released, on a weighted-average basis, over the next 1.6 years. The Company expects to recognize $1,096,000 of pre-tax compensation costs related to these RSUs between March 31, 2021 and their vesting dates. As of March 31, 2021, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 122,423 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2020 or during the three months ended March 31, 2021.

Note 10 - Non-interest Income and Expense
The following table summarizes the Company’s non-interest income for the periods indicated:

	Three months ended March 31,
(dollars in thousands)	2021	2020
ATM and interchange fees	$5,861	$5,111
Service charges on deposit accounts	3,269	4,046
Other service fees	871	758
Mortgage banking service fees	463	469
Change in value of mortgage servicing rights	12	(1,258)
Total service charges and fees	10,476	9,126
Increase in cash value of life insurance	673	720
Asset management and commission income	834	916
Gain on sale of loans	3,247	891
Lease brokerage income	110	193
Sale of customer checks	119	124
Gain on sale of investment securities	—	—
(Loss) gain on marketable equity securities	(53)	47
Other	704	(197)
Total other non-interest income	5,634	2,694
Total non-interest income	$16,110	$11,820
The components of non-interest expense were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Base salaries, net of deferred loan origination costs	$15,511	$17,623
Incentive compensation	3,580	3,101
Benefits and other compensation costs	6,239	6,548
Total salaries and benefits expense	25,330	27,272
Occupancy	3,726	3,875
Data processing and software	3,202	3,367
Equipment	1,517	1,512
Intangible amortization	1,431	1,431
Advertising	380	665
ATM and POS network charges	1,246	1,373
Professional fees	594	703
Telecommunications	581	725
Regulatory assessments and insurance	612	95
Postage	198	290
Operational losses	209	221
Courier service	294	331
Gain on sale of foreclosed assets	(51)	(41)
Other miscellaneous expense	2,349	2,930
Total other non-interest expense	16,288	17,477
Total non-interest expense	$41,618	$44,749

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

	Three months ended March 31,
(in thousands)	2021	2020
Net income	$33,649	$16,121
Average number of common shares outstanding	29,727	30,395
Effect of dilutive stock options and restricted stock	178	128
Average number of common shares outstanding used to calculate diluted earnings per share	29,905	30,523
Options excluded from diluted earnings per share because of their antidilutive effect	—	—

Note 12 – Comprehensive Income (Loss)
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet identified as accumulated other comprehensive income (AOCI), such items, along with net income, are components of other comprehensive income (loss) (OCI).
The components of other comprehensive income and related tax effects are as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Unrealized holding losses on available for sale securities before reclassifications	$(12,337)	$(29,561)
Amounts reclassified out of AOCI:
Realized gain on debt securities	—	—
Unrealized holding losses on available for sale securities after reclassifications	(12,337)	(29,561)
Tax effect	3,647	8,739
Unrealized holding losses on available for sale securities, net of tax	(8,690)	(20,822)
Change in unfunded status of the supplemental retirement plans before reclassifications	(49)	448
Amounts reclassified out of AOCI:
Amortization of prior service cost	(14)	(14)
Amortization of actuarial losses	63	478
Total amounts reclassified out of accumulated other comprehensive income	49	464
Change in unfunded status of the supplemental retirement plans after reclassifications	—	912
Tax effect	—	—
Change in unfunded status of the supplemental retirement plans, net of tax	—	912
Change in joint beneficiary agreement liability before reclassifications	(629)	—
Tax effect	—	—
Change in joint beneficiary agreement liability before reclassifications, net of tax	(629)	—
Total other comprehensive loss	$(9,319)	$(19,910)

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Net unrealized gain on available for sale securities	$6,846	$19,183
Tax effect	(2,024)	(5,671)
Unrealized holding gain on available for sale securities, net of tax	4,822	13,512
Unfunded status of the supplemental retirement plans	(1,294)	(1,294)
Tax effect	382	382
Unfunded status of the supplemental retirement plans, net of tax	(912)	(912)
Joint beneficiary agreement liability	(949)	(320)
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	(949)	(320)
Accumulated other comprehensive income	$2,961	$12,280

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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at March 31, 2021	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,971	$2,971	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,032,934	—	1,032,934	—
Obligations of states and political subdivisions	140,384	—	140,384	—
Corporate bonds	2,534	—	2,534	—
Asset backed securities	506,253	—	506,253	—
Loans held for sale	3,995	—	3,995	—
Mortgage servicing rights	5,607	—	—	5,607
Total assets measured at fair value	$1,694,678	$2,971	$1,686,100	$5,607

Fair value at December 31, 2020	Total	Level 1	Level 2	Level 3
Marketable equity securities	$3,025	$3,025	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	812,374	—	812,374	—
Obligations of states and political subdivisions	129,095	—	129,095	—
Corporate bonds	2,544	—	2,544	—
Asset backed securities	470,251	—	470,251	—
Loans held for sale	6,268	—	6,268	—
Mortgage servicing rights	5,092	—	—	5,092
Total assets measured at fair value	$1,428,649	$3,025	$1,420,532	$5,092
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the three months ended March 31, 2021, or the year ended December 31, 2020.
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

Three months ended March 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2021: Mortgage servicing rights	$5,092	—	$12	$503	$5,607
2020: Mortgage servicing rights	$6,200	—	$(1,258)	$226	$5,168

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
The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2021 and December 31, 2020:

As of March 31, 2021:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$5,607	Discounted cash flow	Constant prepayment rate	11% - 24%; 14.2%
			Discount rate	10% - 14%; 12%
As of December 31, 2020:
Mortgage Servicing Rights	$5,092	Discounted cash flow	Constant prepayment rate	14% - 20.0%; 17.6%
			Discount rate	10% - 14%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

March 31, 2021	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Individually evaluated loans	$4,557	—	—	$4,557	$(2,710)
Foreclosed assets	214	—	—	214	(31)
Total assets measured at fair value	$4,771	$—	$—	$4,771	$(2,741)

December 31, 2020	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Individually evaluated loans	$1,424	—	—	$1,424	$(1,489)
Foreclosed assets	979	—	—	979	155
Total assets measured at fair value	$2,403	—	—	$2,403	$(1,334)

March 31, 2020	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Individually evaluated loans	$105	—	—	$105	$(107)
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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2021:

March 31, 2021	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$4,557	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	Not meaningful N/A
Foreclosed assets (Residential real estate)	$214	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful N/A
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2020:

December 31, 2020	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$1,424	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	Not meaningful N/A
Foreclosed assets (Residential real estate)	$979	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful N/A
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

	March 31, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$94,157	$94,157	$77,253	$77,253
Cash at Federal Reserve and other banks	515,365	515,365	592,298	592,298
Level 2 inputs:
Securities held to maturity	260,454	271,439	284,563	298,726
Restricted equity securities	17,250	N/A	17,250	N/A
Level 3 inputs:
Loans, net	4,881,036	4,885,946	4,671,280	4,753,027
Financial liabilities:
Level 2 inputs:
Deposits	6,863,400	6,870,196	6,505,934	6,507,235
Other borrowings	36,266	36,266	26,914	26,914
Level 3 inputs:
Junior subordinated debt	57,742	57,685	57,635	56,632

(in thousands)	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$1,476,847	$14,768	$1,426,827	$14,268
Standby letters of credit	14,543	145	15,056	151
Overdraft privilege commitments	122,965	1,229	110,813	1,108

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of March 31, 2021 and December 31, 2020 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of March 31, 2021 and December 31, 2020 based on the then phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of March 31, 2021:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$825,099	15.13%	$572,425	10.50%	N/A	N/A
Tri Counties Bank	$812,092	14.90%	$572,229	10.50%	$544,980	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$756,668	13.88%	$463,392	8.50%	N/A	N/A
Tri Counties Bank	$743,705	13.65%	$463,233	8.50%	$435,984	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$700,660	12.85%	$381,617	7.00%	N/A	N/A
Tri Counties Bank	$743,705	13.65%	$381,486	7.00%	$354,237	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$756,668	10.00%	$302,730	4.00%	N/A	N/A
Tri Counties Bank	$743,705	9.84%	$302,385	4.00%	$377,981	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2020:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$793,433	15.22%	$547,352	10.50%	N/A	N/A
Tri Counties Bank	$780,320	14.97%	$547,156	10.50%	$521,101	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$727,879	13.96%	$443,094	8.50%	N/A	N/A
Tri Counties Bank	$714,811	13.72%	$442,936	8.50%	$416,881	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$671,975	12.89%	$364,901	7.00%	N/A	N/A
Tri Counties Bank	$714,811	13.72%	$364,771	7.00%	$338,716	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$727,879	9.93%	$293,138	4.00%	N/A	N/A
Tri Counties Bank	$714,811	9.76%	$292,949	4.00%	$366,186	5.00%
As of March 31, 2021 and December 31, 2020, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at March 31, 2021 and December 31, 2020, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At March 31, 2021, the Company and the Bank are in compliance with the capital conservation buffer requirement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Cautionary Statements Regarding Forward-Looking Information
The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There can be no assurance that future developments affecting us will be the same as those anticipated by management. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of changes in financial services policies, laws and regulations; technological changes; weather, natural disasters and other catastrophic events that may or may not be caused by climate change and their effects on economic and business environments in which the Company operates; the continuing adverse impact on the U.S. economy, including the markets in which we operate, due to the COVID-19 global pandemic, and the impact of a slowing U.S. economy and increased unemployment on the performance of our loan portfolio, the market value of our investment securities, the availability of sources of funding and the demand for our products; the costs or effects of mergers, acquisitions or dispositions we may make; the future operating or financial performance of the Company, including our outlook for future growth, changes in the level of our nonperforming assets and charge-offs; the appropriateness of the allowance for credit losses including the timing and effects of the implementation of the current expected credit losses model; any deterioration in values of California real estate, both residential and commercial; the effect of changes in accounting standards and practices; possible other-than-temporary impairment of securities held by us; changes in consumer spending, borrowing and savings habits; our ability to attract deposits and other sources of liquidity; changes in the financial performance and/or condition of our borrowers; our noninterest expense and the efficiency ratio; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies; the challenges of integrating and retaining key employees; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber-attacks and the cost to defend against such attacks; the effect of a fall in stock market prices on our brokerage and wealth management businesses; and our ability to manage the risks involved in the foregoing. Additional factors that could cause results to differ materially from those described above can be found in our Annual Report on Form 10-K for the year ended December 31, 2020, which is on file with the Securities and Exchange Commission (the “SEC”) and available in the “Investor Relations” section of our website, https://www.tcbk.com/investor-relations and in other documents we file with the SEC. Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results.
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
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A detailed discussion related to the Company’s accounting policies including those related to estimates on the allowance for loan losses, other than temporary impairment of investments and impairment of intangible assets, can be found in Note 1 of the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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
Financial Highlights
Performance highlights and other developments for the Company as of or for the three months ended March 31, 2021 included the following:
•For the three months ended March 31, 2021, the Company’s return on average assets was 1.75% and the return on average equity was 14.51%.
•Organic loan growth, excluding PPP was $68.19 million (6.16% annualized) for the quarter while total loan growth, excluding PPP was $169.78 million (15.3% annualized) for the quarter.
•For the current quarter, net interest margin was 3.74% on a tax equivalent basis as compared to 4.34% in the quarter ended March 31, 2020, and a decrease of 5 basis points from the 3.79% in the trailing quarter.
•The efficiency ratio was 50.42% for the first quarter of 2021, as compared to 55.11% in the trailing quarter and 59.66% in the same quarter of the prior year.
•As of March 31, 2021, the Company reported total loans, total assets and total deposits of $4.97 billion, $8.03 billion and $6.86 billion, respectively. As a direct result of the considerable deposit growth experienced over the last twelve months, the loan to deposit ratio was 72.37% as of March 31, 2021, as compared to 73.21% at December 31, 2020 and 81.05% at March 31, 2020.
•Non-interest bearing deposits as a percentage of total deposits were 40.31% at March 31, 2021, as compared to 39.68% at December 31, 2020 and 34.86% at March 31, 2020.
•The average rate of interest paid on deposits, including non-interest-bearing deposits, decreased to 0.06% for the first quarter of 2021 as compared with 0.07% for the trailing quarter, and decreased by 13 basis points from the average rate paid of 0.19% during the same quarter of the prior year.
•Total outstanding loan deferral modifications under the CARES Act legislation was $48.27 million as of March 31, 2021, of which $18.0 million related to second deferrals, and an additional $1.9 million related to third deferrals.
•The reversal of provision for credit losses for loans and debt securities was $6.1 million during the quarter ended March 31, 2021, as compared to a provision expense of $4.9 million during the trailing quarter ended December 31, 2020, and a provision expense totaling $8.1 million for the three month period ended March 31, 2020.
•The allowance for credit losses to total loans was 1.73% as of March 31, 2021, compared to 1.93% as of December 31, 2020, and 1.15% as January 1, 2020, following the Company's adoption of CECL. Non-performing assets to total assets were 0.39% at March 31, 2021, as compared to 0.39% as of December 31, 2020, and 0.31% at March 31, 2020.
•Gain on sale of loans for the three months ended March 31, 2021 totaled $3.2 million, as compared to $3.5 million during the quarter ended December 31, 2020 and $0.9 million for the quarter ended March 31, 2020.

SBA Paycheck Protection Program and COVID Deferrals

In March 2020, the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") was created to help small businesses keep workers employed during the COVID-19 crisis. The Company originated loans under this program beginning in April, 2020 through July, 2020 (Round 1). Following the SBA's announcement of a second round of PPP lending with streamlined requirements for both borrowers and lenders in December 2020, the Company resumed accepting applications in January, 2021 (Round 2). The SBA has announced the PPP program will end on May 31, 2021.

As of March 31, 2021, the total gross balance outstanding of PPP loans (Round 1) was $193,958,000 (948 loans) as compared to total round 1 PPP originations of $438,510,000. Included in the balance of outstanding PPP loans as of March 31, 2021 are approximately 115 loans totaling $75,669,000 that have been submitted to and are pending forgiveness by the SBA. In connection with the origination of the Round 1 loans, the Company earned approximately $15,735,000 in loan fees, offset by deferred loan costs of approximately $763,000, the net of which will be recognized over the earlier of loan maturity (generally 24 months), repayment or receipt of forgiveness confirmation.

As of March 31, 2021 there was approximately $2,358,000 in net deferred fee income remaining to be recognized. During the three months ended March 31, 2021, the Company recognized $4,854,000 in fees on round 1 PPP loans.
As of March 31, 2021, the total gross balance outstanding of PPP loans (Round 2) was $176,316,000 (1,536 loans) as compared to round 2 originations of the same amount. Through March 31, 2021 and in connection with the origination of the Round 2 loans, the Company earned approximately $7,850,000 in loan fees, offset by deferred loan costs of approximately $400,000, the net of which will be recognized over the earlier of loan maturity (generally 60 months), repayment or receipt of forgiveness confirmation. As of March 31, 2021 there was approximately $7,072,000 in net deferred fee income remaining to be recognized. During the three months ended March 31, 2021, the Company recognized $378,000 in fees on round 2 PPP loans. Based on application and approval activity occurring subsequent to March 31, 2021, management anticipates that total round 2 PPP originations will approximate 1,700 loans for $190,215,000 and which are expected generate $9,055,000 in fees from the SBA.
COVID Deferrals
Following the passage of the CARES Act legislation, the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" was issued by federal bank regulators, which offers temporary relief from troubled debt restructuring accounting for loan payment deferrals for certain customers whose businesses are experiencing economic hardship due to Coronavirus. The applicable period for this relief, originally expected to expire on December 31, 2020, was extended through 2021 by way of the Consolidated Appropriations Act. The Company continues to closely monitor the effects of the pandemic on our loan and deposit customers. Our management team continues to be focused on assessing the risks in our loan portfolio and working with our customers to mitigate where possible, the risk of potential losses. Beginning in April 2020, the Company implemented loan programs to allow certain consumers and businesses impacted by the pandemic to defer loan principal and interest payments.
The following is a summary of COVID related loan customer modifications with outstanding balances as of March 31, 2021:

			Modification Type		Deferral Term
(dollars in thousands)	Modified Loan Balances Outstanding	% of Total Category of Loans	Interest Only Deferral	Principal and Interest Deferral	90 Days	180 Days	Other
Commercial real estate:
CRE non-owner occupied	$41,848	2.69%	95.6%	4.4%	26.6%	57.9%	15.6%
CRE owner occupied	5,148	0.80	100.0	—	—	75.1	24.9
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Total commercial real estate loans	46,996	1.5	96.1	3.9	23.7	59.7	16.6
Consumer:
SFR 1-4 1st lien	457	0.1	100.0	—	—	100.0	—
SFR HELOCs and junior liens	97	—	—	100.0	100.0	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	554	0.1	82.6	17.4	17.4	82.6	—
Commercial and industrial	716	0.1	78.8	21.2	—	21.2	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total modifications	$48,266	1.0%	95.7%	4.3%	23.3%	59.4%	17.3%
Since inception, total loan modifications associated with CARES Act legislation totaled approximately $439,346,000, of which $48,266,000 and $48,358,000 remained outstanding under their modified terms as of March 31, 2021 and December 31, 2020, respectively. Of the remaining balance outstanding as of March 31, 2021, $18,039,000 is related to second deferrals which are expected to conclude their modification period by August, 2021 and $1,845,000 is related to third deferrals expected to conclude in October, 2021. Typically, borrowers who requested and were granted a deferral were provided a deferral period of approximately three or six months. Where deferral needs and the impact of the pandemic on the borrower's business were more easily defined, a more tailored deferral period was granted. Such loans are included in the "Other" category in the table above. The Company has elected to forgo the CARES Act Relief guidance for loans totaling $2,160,000 and including all borrowers requesting third deferrals and has deemed such loans along with a limited number of other loans to be impaired under traditional TDR guidance. The remaining balance of loans with modified terms are expected to conclude their modification period during fiscal 2021, however, as long as the current pandemic and recessionary economic conditions continue, it is anticipated that additional borrowers may request an initial or subsequent modification to their loan terms.

Management believes that its analysis of each borrower receiving a loan modification supports the ability of that borrower to return to their normal payment terms at the conclusion of the modification period. However, management determined that risk rating downgrades for each credit receiving a deferral modification was prudent until such time that the borrower's actual payment performance supported an upgrade to the pre-modification risk grade.

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended March 31,
	2021	2020
Net interest income	$66,440	$63,192
Reversal of (provision for) credit losses	6,060	(8,070)
Non-interest income	16,110	11,820
Non-interest expense	(41,618)	(44,749)
Provision for income taxes	(13,343)	(6,072)
Net income	$33,649	$16,121
Per Share Data:
Basic earnings per share	$1.13	$0.53
Diluted earnings per share	$1.13	$0.53
Dividends paid	$0.25	$0.22
Book value at period end	$31.71	$28.91
Average common shares outstanding	29,727	30,395
Average diluted common shares outstanding	29,905	30,523
Shares outstanding at period end	29,727	29,974
At period end:
Loans	$4,966,977	$4,379,062
Total investment securities	$1,962,780	$1,382,026
Total assets	$8,031,612	$6,474,309
Total deposits	$6,863,400	$5,402,698
Other borrowings	$36,226	$19,309
Shareholders’ equity	$942,539	$866,426
Financial Ratios:
During the period:
Return on average assets (annualized)	1.75%	1.00%
Return on average equity (annualized)	14.51%	7.14%
Net interest margin(1) (annualized)	3.74%	4.34%
Efficiency ratio	50.42%	59.66%
Average equity to average assets	12.05%	13.96%
At end of period:
Equity to assets	11.73%	13.38%
Total capital to risk-adjusted assets	15.10%	15.10%
(1) Fully taxable equivalent (FTE)
The Company announced net income of $33,649,000 for the quarter ended March 31, 2021, compared to $16,121,000 during the quarter ended March 31, 2020. Diluted earnings per share were $1.13 for the first quarter of 2021, compared to $0.53 for the first quarter of 2020.

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
Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Interest income	$67,916	$66,517	$1,399	2.1%
Interest expense	(1,476)	(3,325)	1,849	(55.6)%
Fully tax-equivalent adjustment (FTE) (1)	277	271	6	2.2%
Net interest income (FTE)	$66,717	$63,463	$3,254	5.1%
Net interest margin (FTE)	3.74%	4.34%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,712	$1,748	$(36)
Net interest margin less effect of acquired loan discount accretion(1)	3.64%	4.22%		(0.58)%
PPP loans yield, net:
Amount (included in interest income)	$5,863	—	$5,863
Net interest margin less effect of PPP loan yield (1)	3.59%	—		3.59%
Acquired loans discount accretion and PPP loan yield, net: (1)
Amount (included in interest income)	$7,575	$1,748	$5,827
Net interest margin less effect of acquired loan discount accretion and PPP loan yield (1)	3.48%	4.22%		(0.74)%
(1)Information is presented on a fully tax-equivalent (FTE) basis. The Company believes the use of this non-generally accepted accounting principles (non-GAAP) measure provides additional clarity in assessing its results, and the presentation of these measures on a FTE basis is a common practice within the banking industry.
Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or accreted (added to) interest income over the remaining life of the loan. Generally, as time goes on, the effects of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining (unaccreted) discount or (unamortized) premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. As a result of the uptick in interest rates, the prepayment rate of portfolio loans, inclusive of those acquired at a premium or discount, decreased during the first quarter of 2021. During the three months ended March 31, 2021, December 31, 2020, and March 31, 2020, purchased loan discount accretion was $1,712,000, $1,960,000, and $1,748,000, respectively.

Summary of Average Balances, Yields/Rates and Interest Differential
Net interest income (FTE) during the three months ended March 31, 2021 increased by $3,254,000 to $66,717,000 as compared to $63,463,000 during the same quarter in the prior year. The increase was driven nearly entirely by changes in loan volumes inclusive of PPP activity as well as continued decreases in the rates of all interest bearing liabilities. While changes in earning asset volumes helped to increase net interest income by $14,757,000, declining rates on earning assets caused a $13,352,000 decrease in net interest income. Average loan yields, excluding PPP, decreased 21 basis points from 5.23% during the three months ended March 31, 2020, to 5.02% during the three months ended March 31, 2021. The 21 basis point decrease in yields on loans during the comparable three month periods ended March 31, 2021 and 2020 was entirely attributable to decreases in market rates as a result of decreases in the Wall Street Journal Prime Index as well as competitive pricing pressures.
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

	For the three months ended
	March 31, 2021			March 31, 2020
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans, excluding PPP	$4,407,150	$54,573	5.02%	$4,329,357	$56,258	5.23%
PPP loans	355,875	5,863	6.68%	—	—	—%
Investment securities - taxable	1,649,980	6,394	1.57%	1,235,672	8,572	2.79%
Investment securities - nontaxable(1)	125,055	1,200	3.89%	118,992	1,175	3.97%
Total investments	1,775,035	7,594	1.74%	1,354,664	9,747	2.89%
Cash at Federal Reserve and other banks	701,666	163	0.09%	199,729	783	1.58%
Total interest-earning assets	7,239,726	68,193	3.82%	5,883,750	66,788	4.57%
Other assets	569,186			622,837
Total assets	$7,808,912			$6,506,587
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,430,943	$76	0.02%	$1,245,896	$169	0.05%
Savings deposits	2,228,281	329	0.06%	1,864,967	1,062	0.23%
Time deposits	336,605	532	0.64%	430,064	1,320	1.23%
Total interest-bearing deposits	3,995,829	937	0.10%	3,540,927	2,551	0.29%
Other borrowings	32,709	4	0.05%	22,790	5	0.09%
Junior subordinated debt	57,688	535	3.76%	57,272	769	5.40%
Total interest-bearing liabilities	4,086,226	1,476	0.15%	3,620,989	3,325	0.37%
Noninterest-bearing deposits	2,657,925			1,855,006
Other liabilities	123,986			121,959
Shareholders’ equity	940,775			908,633
Total liabilities and shareholders’ equity	$7,808,912			$6,506,587
Net interest spread(2)			3.67%			4.20%
Net interest income and interest margin(3)		$66,717	3.74%		$63,463	4.34%
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
As compared to the trailing quarter, net interest income increased $37,000 or 0.1% to $66,717,000 compared to $66,680,000 during the three months ended December 31, 2020. Over the same period, net interest margin decreased 5 basis points to 3.74% as compared to 3.79% in the trailing quarter. The 5 basis point decrease is attributed to a 2 basis point decrease in non-PPP loan yields, and a 7 basis point decline in investment security yields, which were 1.74% during the three months ended March 31, 2021, as compared to 1.81% during the trailing quarter. Conversely, those yield declines were partially offset due to a 2 basis point improvement in the rate paid on interest-bearing liabilities, and an increase in yields on the PPP loans, which earned 6.68% during the three months ended March 31, 2021, as compared to 5.59% during the trailing quarter.

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

(in thousands)	Three months ended March 31, 2021 compared with three months ended March 31, 2020
	Volume	Rate	Total
Increase (decrease) in interest income:
Loans, including PPP	$5,670	$(1,492)	$4,178
Investment securities(1)	7,104	(9,257)	(2,153)
Cash at Federal Reserve and other banks	1,983	(2,603)	(620)
Total interest-earning assets	14,757	(13,352)	1,405
Increase (decrease) in interest expense:
Interest-bearing demand deposits	23	(116)	(93)
Savings deposits	209	(942)	(733)
Time deposits	(287)	(501)	(788)
Other borrowings	2	(3)	(1)
Junior subordinated debt	6	(240)	(234)
Total interest-bearing liabilities	(47)	(1,802)	(1,849)
Increase (decrease) in net interest income	$14,804	$(11,550)	$3,254

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
Net interest income (FTE) during the three months ended March 31, 2021 increased $3,254,000 or 5.1% to $66,717,000 compared to $63,463,000 during the three months ended March 31, 2020. The overall increase in net interest income (FTE) was due to an increase in average loan volume, including PPP, and related income earned on loans, totaling $4,178,000. Declining interest rates also continue to benefit the yield expense on deposits, resulting in a decrease of $1,614,000 in related expense. As an offset, depressed interest rates on investment securities continue to incentive pre-payment on existing debt and promote new debt issuances being purchased with lower coupon yields, resulting in a decline of $2,153,000 in yield during the period.
Asset Quality and Loan Loss Provisioning
During the three months ended March 31, 2021, the Company recorded a reversal of credit losses of $6,060,000, as compared to a provision expense of $4,850,000 for the trailing quarter, and a provision expense of $8,070,000 during the first quarter of 2020.
The following table presents details of the provision for credit losses for the periods indicated:

	Three months ended
(dollars in thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Addition to (reversal of) allowance for credit losses	$(6,240)	$4,450	$7,649	$22,089	$8,000
Addition to reserve for unfunded loan commitments	180	400	—	155	70
Total provision for credit losses	$(6,060)	$4,850	$7,649	$22,244	$8,070

The allowance for credit losses (ACL) was $85,941,000 as of quarter ended March 31, 2021, a net decrease of $5,906,000 over the immediately preceding quarter. More specifically, the reversal of allowance for credit losses of $6,240,000 consisted of $5,906,000 in changes relating to qualitative factors, loan volume and changes in credit quality associated with levels of classified, past due and non-performing loans, plus net recoveries totaling $334,000 during the quarter. The portfolio-wide qualitative indicator associated with the forecast levels of US unemployment and the qualitative factors associated with portfolio concentration risks contributed approximately $3,540,000 and $2,954,000, respectively, to the reversal in credit reserves on loans during the three months ended March 31, 2021.

Reductions in the quantitative aspects of the allowance for credit losses contributed approximately $471,000 and were more specifically associated with the Company's historical loss rates which have continued to remain low despite the recent economic uncertainty.
The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and included significant shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date. Management noted that the majority of economic forecasts utilized in the ACL calculation seem to have rebounded in the current quarter, coinciding with the widespread availability of vaccines, continued easing of occupancy and social distancing restrictions, and continued government stimulus efforts.
Loans past due 30 days or more increased by $3,783,000 during the quarter ended March 31, 2021 to $10,550,000, as compared to $6,767,000 at December 31, 2020. Non-performing loans were $28,941,000 at March 31, 2021, an increase of $2,077,000 and $10,986,000, respectively, from $26,864,000 and $17,955,000 as of December 31, 2020, and March 31, 2020, respectively.
The following table illustrates the total loans by risk rating and their respective percentage of total loans for the periods presented.

	March 31,	% of Total Loans	December 31,	% of Total Loans	March 31,	% of Total Loans
(dollars in thousands)	2021		2020		2020
Risk Rating:
Pass	$4,765,180	95.9%	$4,556,870	95.7%	$4,280,031	97.7%
Special Mention	143,677	2.9%	157,191	3.3%	63,169	1.4%
Substandard	58,120	1.2%	49,066	1.0%	35,862	0.9%
Total	$4,966,977		$4,763,127		$4,379,062

Classified loans to total loans	1.17%		1.03%		0.82%
Loans past due 30+ days to total loans	0.21%		0.14%		0.67%
The Company's loan portfolio for non-classified loans (loans graded special mention or better) remains generally consistent for the quarter ended March 31, 2021, as compared to the trailing quarter December 31, 2020, representing 98.8% and 99.0% of total loans outstanding, respectively. Loans risk graded special mention decreased by approximately $14,564,000 during the quarter ended March 31, 2021 as compared to the trailing quarter, while loans risk graded substandard increased by approximately $8,388,000 during the same periods. The change in both loan risk rating categories is largely due to the migration from special mention to substandard of three loans to separate borrowers, which totaled approximately $10,380,000. Only one of these loans is considered by management to be impaired as of March 31, 2021 and management believes that there is no ultimate risk of loss and therefore, no specific reserves have been recorded on this loan.
There were no additions to other real estate owned during the quarter ended March 31, 2021 and there was one sale for proceeds of approximately $577,000, which generated a gain of $51,000. As of March 31, 2021, other real estate owned consisted of six properties with a carrying value of $2,309,000.
Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
ATM and interchange fees	$5,861	$5,111	$750	14.7%
Service charges on deposit accounts	3,269	4,046	(777)	(19.2)%
Other service fees	871	758	113	14.9%
Mortgage banking service fees	463	469	(6)	(1.3)%
Change in value of mortgage servicing rights	12	(1,258)	1,270	(101.0)%
Total service charges and fees	10,476	9,126	1,350	14.8%
Increase in cash value of life insurance	673	720	(47)	(6.5)%
Asset management and commission income	834	916	(82)	(9.0)%
Gain on sale of loans	3,247	891	2,356	264.4%
Lease brokerage income	110	193	(83)	(43.0)%
Sale of customer checks	119	124	(5)	(4.0)%
Gain on sale of investment securities	—	—	—	n/a
(Loss) gain on marketable equity securities	(53)	47	(100)	(212.8)%
Other	704	(197)	901	(457.4)%
Total other non-interest income	5,634	2,694	2,940	109.1%
Total non-interest income	$16,110	$11,820	$4,290	36.3%

Non-interest income increased $4,290,000 or 36.3% to $16,110,000 during the three months ended March 31, 2021, compared to a decrease of $470,000 or 2.8% from $16,580,000 during the trailing quarter ended December 31, 2020. Mortgage loan origination and sale volume was the primary driver of the year over year quarterly increase. The increased volume was a direct result of the low interest rate environment, which also contributed to limited mortgage servicing rights valuation change in the current quarter, leading to an additional $1,270,000 increase in non-interest income. Other non-interest income contributed $704,000 during the quarter ended March 31, 2021, an increase of $901,000 due to an $817,000 change in valuation of deferred compensation account balances which, while net neutral to net income, impacted benefit costs. As an offset to these increases in non-interest income, fee income from deposit account service charges remain depressed from pre-pandemic levels as average account balances and savings remain elevated and consumers migrate to an elevated level of card and e-banking rather than check usage.
Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2021	2020	$ Change	% Change
Base salaries, net of deferred loan origination costs	$15,511	$17,623	$(2,112)	(12.0)%
Incentive compensation	3,580	3,101	479	15.4%
Benefits and other compensation costs	6,239	6,548	(309)	(4.7)%
Total salaries and benefits expense	25,330	27,272	(1,942)	(7.1)%
Occupancy	3,726	3,875	(149)	(3.8)%
Data processing and software	3,202	3,367	(165)	(4.9)%
Equipment	1,517	1,512	5	0.3%
Intangible amortization	1,431	1,431	—	—%
Advertising	380	665	(285)	(42.9)%
ATM and POS network charges	1,246	1,373	(127)	(9.2)%
Professional fees	594	703	(109)	(15.5)%
Telecommunications	581	725	(144)	(19.9)%
Regulatory assessments and insurance	612	95	517	544.2%
Postage	198	290	(92)	(31.7)%
Operational losses	209	221	(12)	(5.4)%
Courier service	294	331	(37)	(11.2)%
Gain on sale of foreclosed assets	(51)	(41)	(10)	24.4%
Other miscellaneous expense	2,349	2,930	(581)	(19.8)%
Total other non-interest expense	16,288	17,477	(1,189)	(6.8)%
Total non-interest expense	$41,618	$44,749	$(3,131)	(7.0)%
Average full time equivalent staff	1,024	1,165	(141)	(12.1)%
Non-interest expense decreased by $3,131,000 or 7.0% to $41,618,000 during the three months ended March 31, 2021 as compared to $44,749,000 for the three months ended March 31, 2020. Salary and benefit expense decreased by $1,942,000 or 7.1% to $25,330,000 during the three months ended March 31, 2021 as compared to $27,272,000 for the same period in 2020. During the three months ended March 31, 2021, the 140 decline in average full-time equivalent employees benefited employee salary expense by $1,591,000, and increased salary deferrals from loan origination reduced the expense an additional $445,000, respectively, as compared to the quarter ended March 31, 2020. Miscellaneous expenses also decreased during the period by $581,000 or 19.8% to $2,349,000 as compared to the same period in 2020, which is primarily attributed to precautionary reductions in travel and outside training expenses associated that began late in the first quarter of 2020.
Offsetting these decreases were larger regulatory assessment and insurance costs, which increased to a normalized quarterly rate of $612,000 during the period, an increase of $517,000 as compared to the first quarter of 2020, during which the FDIC issued a regulatory assessment credit of $437,000.

Income Taxes
The Company’s effective tax rate was 28.4% for the year ended March 31, 2021, as compared to 25.8% for the year ended December 31, 2020. The reduced effective tax rate in the prior year was made possible through the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provided the Company with an opportunity to file amended tax returns and generate proposed refunds of approximately $805,000. Other differences between the Company's effective tax rate and applicable federal and state statutory rates are due to the proportion of non-taxable revenue and low income housing tax credits as compared to the levels of pre-tax earnings.
Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. Organic growth, inclusive of seasonal fluctuation, also contributes to the year-over-year balance sheet changes. During the most recent quarter, loan growth of $169,776,000, excluding PPP, was attributed to $101,367,000 in acquired loans, with the remainder from organic loan growth from origination. Investment securities increased to $1,962,780,000, a change of $243,678,000 or 56.7% from $1,719,102,000 at December 31, 2020. The Company purchased approximately $372,917,000 in securities during the three months ended March 31, 2021, offset partially by an accelerated rate of prepayment or maturity of these debt instruments totaling $115,663,000 correlating with the historically low interest rate environment.
The following is a comparison of the quarterly change in certain assets and liabilities:

($‘s in thousands)	As of March 31, 2021	As of December 31, 2020	$ Change	Annualized % Change
Ending balances
Total assets	$8,031,612	$7,639,529	$392,083	20.5%
Total loans	4,966,977	4,763,127	203,850	17.1%
Total investments	1,962,780	1,719,102	243,678	56.7%
Total deposits	6,863,400	6,505,934	357,466	22.0%
Total noninterest-bearing deposits	2,766,510	2,581,517	184,993	28.7%
Total other borrowings	36,226	26,914	9,312	138.4%
The following is a comparison of the year over year change in certain assets and liabilities:

	As of March 31,		$ Change	% Change
($‘s in thousands)	2021	2020
Ending balances
Total assets	$8,031,612	$6,474,309	$1,557,303	24.1%
Total loans	4,966,977	4,379,062	587,915	13.4%
Total investments	1,962,780	1,382,026	580,754	42.0%
Total deposits	6,863,400	5,402,698	1,460,702	27.0%
Total noninterest-bearing deposits	2,766,510	1,883,143	883,367	46.9%
Total other borrowings	36,226	19,309	16,917	87.6%
As discussed in previous quarters, the PPP program generated significant increases in volume during the twelve months ended March 31, 2021 for both loan and deposit balances. Other forms of stimulus payments have further elevated deposit levels during the same period. While excess deposit proceeds are ratably being allocated to the purchase of investment securities with medium term durations to improve overall margin, we expect to maintain above average levels of liquidity through 2021, as the economic impacts of COVID-19 and amount of future stimulus both remain uncertain. Investment securities increased to $1,962,780,000 at March 31, 2021, a change of $580,754,000 or 42.0% from $1,382,026,000 at March 31, 2020.
Investment Securities
Investment securities available for sale increased $267,841,000 to $1,682,105,000 as of March 31, 2021, compared to December 31, 2020. This increase is primarily supported by deposit growth and available cash reserves. There were no sales of investment securities during the three months ended March 31, 2021 and 2020, respectively.
The following table presents the available for sale debt securities portfolio by major type as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$1,032,934	61.4%	$812,374	57.4%
Obligations of states and political subdivisions	140,384	8.3%	129,095	9.1%
Corporate bonds	2,534	0.2%	2,544	0.2%
Asset backed securities	506,253	30.1%	470,251	33.3%
Total debt securities available for sale	$1,682,105	100.0%	$1,414,264	100.0%

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$250,178	96.1%	$273,667	96.2%
Obligations of states and political subdivisions	10,276	3.9%	10,896	3.8%
Total debt securities held to maturity	$260,454	100.0%	$284,563	100.0%
Investment securities held to maturity decreased $24,109,000 to $260,454,000 as of March 31, 2021, as compared to December 31, 2020. This decrease is attributable to calls and principal repayments of $23,850,000, and amortization of net purchase premiums of $259,000.
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
The following table shows the Company’s loan balances, net deferred loan costs and discounts, as of the dates indicated:

(dollars in thousands)	March 31, 2021		December 31, 2020
Commercial real estate	$3,108,624	62.59%	$2,951,902	61.97%
Consumer	1,041,213	20.96%	952,108	19.99%
Commercial and industrial	551,077	11.10%	526,327	11.05%
Construction	221,613	4.46%	284,842	5.98%
Agriculture production	39,753	0.80%	44,164	0.93%
Leases	4,697	0.09%	3,784	0.08%
Total loans	$4,966,977	100.0%	$4,763,127	100.0%

As of March 31, 2021, the total gross balance outstanding of PPP loans (Round 1) was $193,958,000 (948 loans) as compared to total round 1 PPP originations of $438,510,000. Included in the balance of outstanding PPP loans as of March 31, 2021 are approximately 115 loans totaling $75,669,000 that have been submitted to and are pending forgiveness by the SBA. In connection with the origination of these loans, the Company earned $15,735,000 in loan fees, offset by deferred loan costs of $763,000, the net of which will be recognized over the earlier of loan maturity (generally 24 months), repayment or receipt of forgiveness confirmation. As of March 31, 2021 there was $2,358,000 in net deferred fee income remaining to be recognized. During the three months ended March 31, 2021, the Company recognized $4,854,000 in fees on round 1 PPP loans.
As of March 31, 2021, the total gross balance outstanding of PPP loans (Round 2) was $176,316,000 (1,536 loans) as compared to round 2 originations of the same amount. In connection with the origination of these loans, the Company earned $7,850,000 in loan fees, offset by deferred loan costs of $400,000, the net of which will be recognized over the earlier of loan maturity (generally 60 months), repayment or receipt of forgiveness confirmation. As of March 31, 2021 there was $7,072,000 in net deferred fee income remaining to be recognized. During the three months ended March 31, 2021, the Company recognized $378,000 in fees on round 2 PPP loans. Based on application and approval activity occurring subsequent to March 31, 2021, management anticipates that total round 2 PPP originations will approximate 1,700 loans for $190,215,000 and which are expected to generate $9,055,000 in fees from the SBA.
Nonperforming Assets
The following tables set forth the amount of the Company’s nonperforming assets ("NPA") as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(dollars in thousands)	March 31, 2021	December 31, 2020
Performing nonaccrual loans	$20,185	$22,896
Nonperforming nonaccrual loans	8,511	3,968
Total nonaccrual loans	28,696	26,864
Loans 90 days past due and still accruing	245	—
Total nonperforming loans	28,941	26,864
Foreclosed assets	2,309	2,844
Total nonperforming assets	$31,250	$29,708
Nonperforming assets to total assets	0.39%	0.39%
Nonperforming loans to total loans	0.58%	0.56%
Allowance for credit losses to nonperforming loans	309%	342%

Changes in nonperforming assets during the three months ended March 31, 2021

(in thousands)	Balance at December 31, 2020	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades		Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at March 31, 2021
Commercial real estate:
CRE non-owner occupied	$3,110	3,943	(53)		—	—	$7,000
CRE owner occupied	4,061	1	(300)		—	—	3,762
Multifamily	—	—	—		—	—	—
Farmland	1,538	—	(107)		—	—	1,431
Total commercial real estate loans	8,709	3,944	(460)		—	—	12,193
Consumer
SFR 1-4 1st DT liens	5,093	21	(118)		—	—	4,996
SFR HELOCs and junior liens	6,148	352	(1,358)		—	—	5,142
Other	167	61	—		(125)	—	103
Total consumer loans	11,408	434	(1,476)		(125)	—	10,241
Commercial and industrial	2,183	463	(594)		(33)	—	2,019
Construction	4,546	—	(63)		—	—	4,483
Agriculture production	18	—	(13)		—	—	5
Leases	—	—	—		—	—	—
Total nonperforming loans	26,864	4,841	(2,606)		(158)	—	28,941
Foreclosed assets	2,844	(9)	(526)		—	—	2,309
Total nonperforming assets	$29,708	4,832	(3,132)	—	(158)	—	$31,250
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the three months ended March 31, 2021 $1,542,000 (5.2%) to $31,250,000 at March 31, 2021 compared to $29,708,000 at December 31, 2020. The increase in nonperforming assets during the first quarter of 2021 was primarily the result of new nonperforming loans of $4,841,000, which were partially offset by pay-downs of $3,132,000 and write-downs of $158,000.
Non performing loans added during the first quarter of 2021 were primarily within commercial real estate, with non-owner occupied adding $3,943,000. Management believes these loans are well-secured as of March 31, 2021. Further, management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the specific loan loss reserves associated with these loans is sufficient as of March 31, 2021.
Loan charge-offs during the three months ended March 31, 2021
In the first quarter of 2021, the Company recorded $158,000 in loan charge-offs and $68,000 in deposit overdraft charge-offs less $526,000 in loan recoveries and $34,000 in deposit overdraft recoveries, which collectively resulted in $334,000 of net recoveries. Loan charge-offs were not concentrated within any single loan or borrower relationship and were comprised entirely of individual charges of less than $100,000 each.

The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses as of the dates indicated:

(dollars in thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Allowance for credit losses:
Qualitative and forecast factor allowance	$56,500	$61,935	$56,393	$48,548	$29,250
Cohort model allowance reserves	27,959	28,462	30,373	30,061	27,699
Total allowance for credit losses	84,459	90,397	86,766	78,609	56,949
Allowance for individually evaluated loans	1,482	1,450	809	1,130	962
Allowance for PCD loan losses	—	—	—	—	—
Total allowance for credit losses	$85,941	$91,847	$87,575	$79,739	$57,911
Allowance for credit losses for loans / Total loans	1.73%	1.93%	1.81%	1.66%	1.32%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. Based on the current conditions of the loan portfolio, management believes that the $85,941,000 allowance for loan losses at March 31, 2021 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.
The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for loan losses as of the dates indicated:

	March 31, 2021		December 31, 2020		March 31, 2020
Commercial real estate	$50,403	58.7%	53,693	58.5%	$29,250	50.5%
Consumer	24,604	28.6%	25,148	27.4%	19,592	33.8%
Commercial and industrial	4,464	5.2%	4,252	4.6%	3,868	6.7%
Construction	5,476	6.4%	7,540	8.2%	4,595	8.0%
Agriculture production	988	1.1%	1,209	1.3%	595	1.0%
Leases	6	—%	5	—%	11	—%
Total allowance for credit losses	$85,941	100.0%	91,847	100.0%	$57,911	100.0%
The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

	March 31, 2021		December 31, 2020		March 31, 2020
Commercial real estate	$3,108,624	1.62%	$2,951,902	1.82%	$2,889,183	1.01%
Consumer	1,041,213	2.36%	952,108	2.62%	957,831	2.05%
Commercial and industrial	551,077	0.81%	526,327	0.81%	264,986	1.46%
Construction	221,613	2.47%	284,842	2.65%	241,714	1.90%
Agriculture production	39,753	2.49%	44,164	2.74%	23,660	2.51%
Leases	4,697	0.13%	3,784	0.13%	1,688	0.65%
Total allowance for credit losses	$4,966,977	1.73%	$4,763,127	1.93%	$4,379,062	1.32%

The following table summarizes the activity in the allowance for credit losses for the periods indicated (dollars in thousands):

	Three months ended March 31,
(in thousands)	2021	2020
Allowance for credit losses:
Balance at beginning of period	$91,847	$30,616
Impact of adoption from ASU 2016-13	—	18,913
Provision for (reversal of) loan losses	(6,240)	8,000
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—
CRE owner occupied	—	—
Multifamily	—	—
Farmland	—	—
Consumer:
SFR 1-4 1st DT liens	—	—
SFR HELOCs and junior liens	—	—
Other	(193)	(130)
Commercial and industrial	(33)	(380)
Construction	—	—
Agriculture production	—	—
Leases	—	—
Total loans charged-off	(226)	(510)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	2	189
CRE owner occupied	1	5
Multifamily	—	—
Farmland	—	—
Consumer:
Home equity lines	10	410
Home equity loans	285	48
Other consumer	106	94
Commercial and industrial	136	126
Construction	—	—
Agriculture production	20	20
Leases	—	—
Total recoveries of previously charged-off loans	560	892
Net (charge-offs) recoveries	334	382
Balance at end of period	$85,941	$57,911
Average total loans	$4,763,025	$4,329,357
Ratios (annualized):
Net recoveries (charge-offs) during period to average loans outstanding during period	0.03%	0.04%
Provision for loan losses (benefit from reversal of) to average loans outstanding during period	(0.52)%	0.74%

Foreclosed Assets, Net of Allowance for Losses
The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses for the thee months ended March 31, 2021:

(in thousands)	Balance at December 31, 2020	Sales	Valuation Adjustments	Transfers from Loans	Balance at March 31, 2021
Land & Construction	$154	$—	$—	$—	$154
Residential real estate	1,507	(526)	(9)	—	972
Commercial real estate	1,183	—	—	—	1,183
Total foreclosed assets	$2,844	$(526)	$(9)	$—	$2,309

Deposits
During the three months ended March 31, 2021, the Company’s deposits increased $357,466,000 to $6,863,400,000. Included in the March 31, 2021 and December 31, 2020 certificate of deposit balances are $10,000,000, respectively, from the State of California. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company.
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
On February 25, 2021 the Board of Directors approved the authorization to repurchase up to 2,000,000 shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the program is subject to change. The 2021 Repurchase Plan has no expiration date and the Company has had no share repurchases during the quarter ended March 31, 2021.
In connection with approval of the 2021 Repurchase Plan, the Company’s previous repurchase program adopted on November 12, 2019 (the 2019 Repurchase Plan) was terminated. Under the 2019 Repurchase Plan, during the three months ended March 31, 2021, the Company repurchased 223 shares with a market value of approximately $8,260. The Company repurchased 858,717 shares during 2020.
The Company’s primary capital resource is shareholders’ equity, which totaled $942,539,000 at March 31, 2021. This amount represents an increase of $17,425,000 during the quarter ended March 31, 2021 primarily as a result of net income for the quarter of $33,649,000 and partially offset by a decrease in accumulated other comprehensive income of $9,319,000 and the payment of $7,432,000 in cash dividends on common stock . The Company’s ratio of equity to total assets was 11.7% and 12.1% as of March 31, 2021 and December 31, 2020, respectively. We believe that the Company and the Bank were in compliance with applicable minimum capital requirements set forth in the final Basel III Capital rules as of March 31, 2021. The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	March 31, 2021		December 31, 2020
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total risk based capital	15.1%	10.5%	15.2%	10.5%
Tier I capital	13.9%	8.5%	14.0%	8.5%
Common equity Tier 1 capital	12.9%	7.0%	12.9%	7.0%
Leverage	10.0%	4.0%	9.9%	4.0%
See Note 8 and Note 14 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

As of March 31, 2021, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with current and prospective covenants in credit agreements.
Liquidity
The Company’s principal source of asset liquidity is cash at the Federal Reserve Bank of San Francisco (“Federal Reserve”) and other banks and marketable investment securities available for sale. As of March 31, 2021, Federal Reserve cash reserve ratios continue to be temporarily reduced to zero as a response to the COVID-19 pandemic. The Company’s profitability during the first three months of 2021 generated cash flows from operations of $41,196,000 compared to $33,617,000 during the first three months of 2020. Net cash used by investing activities was $460,561,000 for the three months ended March 31, 2021, compared to net cash from investing activities of $137,406,000 during the three months ending 2020. Financing activities provided $359,336,000 during the three months ended March 31, 2021, compared to $12,748,000 used during the three months ended March 31, 2020. Deposit balance changes increased available liquidity by $357,466,000 during the three months ended March 31, 2021, compared to a decrease of $35,704,000 for financing activity during the same period in 2020. Dividends paid used $7,432,000 and $6,664,000 of cash during the three months ended March 31, 2021 and 2020, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates occurring subsequent to December 31, 2020, the following update of the Company’s assessment of market risk as of March 31, 2021 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2020.
During the first quarter of 2020, several market interest rates, including many rates that serve as reference indices for variable rate loans or the indices used to price new loan originations, declined markedly from previous levels. The prolonged retraction in rates and the limited slope in yield curve for longer maturities continued to create downward pressure on the portfolio in the first quarter of 2021. Furthermore, management believes that excess liquidity, which when combined with the federal government's continued balance sheet growth and purchase of mortgage-backed agency securities, continues to create limited opportunities for financial institutions to acquire earning assets at yields that are considered neutral or favorable to historical levels of net interest margin.
As of March 31, 2021, the Company's loan portfolio consisted of approximately $4.97 billion in outstanding principal with a weighted average coupon rate of 4.20%, inclusive of the PPP program loans. Excluding PPP loans, the Company's loan portfolio has approximately $4.60 billion outstanding with a weighted average coupon rate of 4.46% as of March 31, 2021. Included in the March 31, 2021 loan total, exclusive of PPP loans, are variable rate loans totaling $3.01 billion of which 88.3% or $2.66 billion were at their floor rate. The remaining variable rate loans totaling $351.0 million, which carried a weighted average coupon rate of 4.91% as of March 31, 2021, are subject to further rate adjustment. If those remaining variable rate loans were to collectively, through future rate adjustments, be reduced to their respective floors, they would have a weighted average coupon rate of approximately 4.29% which would result in the reduction of the weighted average coupon rate of the total loan portfolio, exclusive of PPP loans, from 4.46% to approximately 4.41%.
Management funds the acquisition of nearly all of its earning assets through its core deposit gathering activities. As of March 31, 2021, non-interest bearing deposits represented 40.3% of total deposits. Further, during the quarter ended March 31, 2021, the cost of interest bearing deposits were 0.10% and the cost of total deposits were 0.06%. Under the assumption that the Company will not introduce a negative rate environment to its customer base and that rates will not increase, management anticipates that future decreases in loan yields are more likely than not to decline more rapidly than decreases in deposit costs and thus continue to put downward pressures on net interest margin. With the intent of stabilizing or increasing net interest income, management intends to continue to deploy its excess liquidity and seek to migrate certain earning assets into higher yielding categories (from investment securities and into loans, for example).
As of March 31, 2021 the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was less than 1.00%. Based on the historical nature of these rates in the United States not falling below zero, management believes that a shock scenario that reduces interest rates below zero would not provide meaningful results and therefore, have not been modeled. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous shock scenario over a twelve month period utilizing the Company's specific mix of interest earning assets and interest bearing liabilities as of March 31, 2021.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+200 (shock)	3.7%	16.4%
+100 (shock)	1.7%	10.3%
+ 0 (flat)	—	—
-100 (shock)	(3.1)%	(27.3)%
-200 (shock)	nm	nm

Item 4.    Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.
During the three months ended March 31, 2021, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
Item 1A - Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A, "Risk Factors" in the Company’s 2020 Annual Report on Form 10-K. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report. Such risk factors are incorporated herein by reference.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the periods indicated:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs at period end (2)
January 1-31, 2021	293	$36.55	—	2,000,000
February 1-28, 2021	—	—	—	2,000,000
March 1-31, 2021	—	—	—	2,000,000
Total	293	$36.55	—
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

TRICO BANCSHARES
(Registrant)

Date: May 7, 2021	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)