Form 10-Q
period 2021-06-30
TRICO BANCSHARES /
filed 2021-08-06
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: June 30, 2021

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
Common stock, no par value: 29,711,934 shares outstanding as of August 6, 2021.

TriCo Bancshares
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	June 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$86,052	$77,253
Cash at Federal Reserve and other banks	553,688	592,298
Cash and cash equivalents	639,740	669,551
Investment securities:
Marketable equity securities	2,979	3,025
Available for sale debt securities, net of allowance for credit losses of $—	1,847,568	1,414,264
Held to maturity debt securities, net of allowance for credit losses of $—	235,778	284,563
Restricted equity securities	17,250	17,250
Loans held for sale	5,723	6,268
Loans	4,944,894	4,763,127
Allowance for credit losses	(86,062)	(91,847)
Total loans, net	4,858,832	4,671,280
Premises and equipment, net	79,178	83,731
Cash value of life insurance	120,287	118,870
Accrued interest receivable	18,923	20,004
Goodwill	220,872	220,872
Other intangible assets, net	14,971	17,833
Operating leases, right-of-use	26,365	27,846
Other assets	81,899	84,172
Total assets	$8,170,365	$7,639,529
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,843,783	$2,581,517
Interest-bearing	4,148,270	3,924,417
Total deposits	6,992,053	6,505,934
Accrued interest payable	1,026	1,362
Operating lease liability	26,707	27,973
Other liabilities	85,388	94,597
Other borrowings	40,559	26,914
Junior subordinated debt	57,852	57,635
Total liabilities	7,203,585	6,714,415
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, no par value: 50,000,000 shares authorized; 29,716,294 and 29,727,214 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	531,038	530,835
Retained earnings	427,575	381,999
Accumulated other comprehensive income, net of tax	8,167	12,280
Total shareholders’ equity	966,780	925,114
Total liabilities and shareholders’ equity	$8,170,365	$7,639,529

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$60,304	$58,409	$120,740	$114,667
Investments:
Taxable securities	6,934	7,466	13,111	15,677
Tax exempt securities	851	952	1,774	1,856
Dividends	255	223	472	584
Interest bearing cash at Federal Reserve and other banks	135	98	298	881
Total interest and dividend income	68,479	67,148	136,395	133,665
Interest expense:
Deposits	828	1,813	1,765	4,364
Other borrowings	5	4	9	9
Junior subordinated debt	563	672	1,098	1,441
Total interest expense	1,396	2,489	2,872	5,814
Net interest income	67,083	64,659	133,523	127,851
Provision for (reversal of) credit losses	(260)	22,244	(6,320)	30,313
Net interest income after credit loss provision (reversal)	67,343	42,415	139,843	97,538
Non-interest income:
Service charges and fees	10,930	8,168	21,406	17,294
Gain on sale of loans	2,847	1,736	6,094	2,627
Gain on sale of investment securities	—	—	—	—
Asset management and commission income	947	661	1,781	1,577
Increase in cash value of life insurance	745	710	1,418	1,430
Other	488	382	1,368	549
Total non-interest income	15,957	11,657	32,067	23,477
Non-interest expense:
Salaries and related benefits	27,081	27,055	52,411	54,327
Other	17,090	18,495	33,378	35,973
Total non-interest expense	44,171	45,550	85,789	90,300
Income before provision for income taxes	39,129	8,522	86,121	30,715
Provision for income taxes	10,767	1,092	24,110	7,164
Net income	$28,362	$7,430	$62,011	$23,551
Per share data:
Basic earnings per share	$0.95	$0.25	$2.09	$0.78
Diluted earnings per share	$0.95	$0.25	$2.07	$0.78
Dividends per share	$0.25	$0.22	$0.50	$0.44

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$28,362	$7,430	$62,011	$23,551
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	5,206	24,625	(3,484)	3,803
Change in minimum pension liability	—	1,126	—	2,038
Change in joint beneficiary agreements	—	—	(629)	—
Other comprehensive income (loss)	5,206	25,751	(4,113)	5,841
Comprehensive income	$33,568	$33,181	$57,898	$29,392
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2020	29,973,516	$534,623	$356,935	$(25,132)	$866,426
Net income			7,430		7,430
Other comprehensive income				25,751	25,751
Stock options exercised	8,000	140			140
RSU vesting		338			338
PSU vesting		154			154
RSUs released	28,727				—
PSUs released	20,265				—
Repurchase of common stock	(271,299)	(4,833)	(3,176)		(8,009)
Dividends paid ($0.22 per share)			(6,544)		(6,544)
Three months ended June 30, 2020	29,759,209	$530,422	$354,645	$619	$885,686

Balance at March 31, 2021	29,727,122	$531,367	$408,211	$2,961	$942,539
Net income			28,362		28,362
Other comprehensive income				5,206	5,206
Stock options exercised	1,675	28			28
RSU vesting		405			405
PSU vesting		221			221
RSUs released	42,511				—
PSUs released	—				—
Repurchase of common stock	(55,014)	(983)	(1,568)		(2,551)
Dividends paid ($0.25 per share)			(7,430)		(7,430)
Three months ended June 30, 2021	29,716,294	$531,038	$427,575	$8,167	$966,780

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	30,523,824	$543,998	$367,794	$(5,222)	$906,570
Cumulative change from adoption of ASU 2016-13			(12,983)		(12,983)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	30,523,824	543,998	354,811	(5,222)	893,587
Net income			23,551		23,551
Other comprehensive income				5,841	5,841
Stock options exercised	16,000	288			288
RSU vesting		635			635
PSU vesting		296			296
RSUs released	29,089				—
PSUs released	20,265				—
Repurchase of common stock	(829,969)	(14,795)	(10,509)		(25,304)
Dividends paid ($0.44 per share)			(13,208)		(13,208)
Six months ended June 30, 2020	29,759,209	$530,422	$354,645	$619	$885,686

Balance at January 1, 2021	29,727,214	$530,835	$381,999	$12,280	$925,114
Net income			62,011		62,011
Other comprehensive loss				(4,113)	(4,113)
Stock options exercised	1,675	28			28
RSU vesting		757			757
PSU vesting		406			406
RSUs released	42,712				—
PSUs released	—				—
Repurchase of common stock	(55,307)	(988)	(1,573)		(2,561)
Dividends paid ($0.50 per share)			(14,862)		(14,862)
Six months ended June 30, 2021	29,716,294	$531,038	$427,575	$8,167	$966,780

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the six months ended June 30,
	2021	2020
Operating activities:
Net income	$62,011	$23,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	3,357	3,193
Amortization of intangible assets	2,862	2,862
Provision for (reversal of) credit losses on loans	(6,385)	30,089
Amortization of investment securities premium, net	2,855	1,054
Gain on sale of investment securities	—	—
Originations of loans for resale	(129,684)	(84,872)
Proceeds from sale of loans originated for resale	135,353	83,867
Gain on sale of loans	(6,094)	(2,627)
Change in market value of mortgage servicing rights	459	2,494
Provision for losses on foreclosed assets	9	106
Gain on transfer of loans to foreclosed assets	(20)	—
Gain on sale of foreclosed assets	(46)	(57)
Operating lease expense payments	(2,430)	(2,480)
(Gain) loss on disposal of fixed assets	(426)	15
Increase in cash value of life insurance	(1,418)	(1,430)
Loss (gain) on marketable equity securities	45	(72)
Equity compensation vesting expense	1,163	931
Change in:
Interest receivable	1,081	(1,440)
Interest payable	(336)	(673)
Amortization of operating lease ROUA	2,645	2,720
Other assets and liabilities, net	(6,195)	6,474
Net cash from operating activities	58,806	63,705
Investing activities:
Proceeds from maturities of securities available for sale	180,046	60,637
Proceeds from maturities of securities held to maturity	48,269	37,905
Purchases of securities available for sale	(620,634)	(101,899)
Loan origination and principal collections, net	(79,803)	(493,437)
Loans purchased	(101,466)	—
Proceeds from sale of other real estate owned	756	570
Proceeds from sale of premises and equipment	2,700	—
Purchases of premises and equipment	(854)	(1,266)
Net cash used by investing activities	(570,986)	(497,490)
Financing activities:
Net change in deposits	486,119	881,264
Net change in other borrowings	13,645	20,090
Repurchase of common stock, net of option exercises	(2,561)	(25,164)
Dividends paid	(14,862)	(13,208)
Exercise of stock options	28	148
Net cash from financing activities	482,369	863,130
Net change in cash and cash equivalents	(29,811)	429,345
Cash and cash equivalents, beginning of period	669,551	276,507
Cash and cash equivalents, end of period	$639,740	$705,852
Supplemental disclosure of noncash activities:
Unrealized (loss) gain on securities available for sale	$(4,945)	$5,398
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	451	494
Obligations incurred in conjunction with leased assets	1,308	4,068
Loans transferred to foreclosed assets	102	—
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	3,208	6,487
Cash paid for income taxes	33,300	—

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
TriCo Bancshares (the “Company” or “we”) is a California corporation organized to act as a bank holding company for Tri Counties Bank (the “Bank”). The Company and the Bank are headquartered in Chico, California. The Bank is a California-chartered bank that is engaged in the general commercial banking business in 28 California counties. The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by the Company and three acquired with the acquisition of North Valley Bancorp.
The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. All adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,737,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheet.
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
Allowance for Credit Losses - Securities
The Company measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on held-to-maturity (HTM) debt securities totaled was considered insignificant at June 30, 2021 and is therefore excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current condition and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized.
The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the six month periods ended June 30, 2021 and 2020, respectively.
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
Note 2 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	June 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,126,342	$11,628	$(4,554)	$—	$1,133,416
Obligations of states and political subdivisions	141,168	6,208	(452)	—	146,924
Corporate bonds	2,473	83	—	—	2,556
Asset backed securities	563,347	2,941	(1,616)	—	564,672
Total debt securities available for sale	$1,833,330	$20,860	$(6,622)	$—	$1,847,568

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$226,925	$10,926	$—	$—	$237,851
Obligations of states and political subdivisions	8,853	315	—	—	9,168
Total debt securities held to maturity	$235,778	$11,241	$—	$—	$247,019

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$795,555	$17,710	$(891)	$—	$812,374
Obligations of states and political subdivisions	123,347	5,748	—	—	129,095
Corporate bonds	2,459	85	—	—	2,544
Asset backed securities	473,720	1,682	(5,151)	—	470,251
Total debt securities available for sale	$1,395,081	$25,225	$(6,042)	$—	$1,414,264
Debt Securities Held to Maturity
Obligations of U.S. government agencies	273,667	13,774	—	$—	287,441
Obligations of states and political subdivisions	10,896	389	—	—	11,285
Total debt securities held to maturity	$284,563	$14,163	$—	$—	$298,726
There were no sales of investment securities during the three and six months ended June 30, 2021 and 2020, respectively. Investment securities with an aggregate carrying value of $456,446,000 and $429,049,000 at June 30, 2021 and December 31, 2020, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at June 30, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2021, obligations of U.S. government corporations and agencies with a cost basis totaling $1,104,406,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At June 30, 2021, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 4.21 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

As of June 30, 2021, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$1,093	$1,117	$—	$—
Due after one year through five years	181,624	181,791	1,011	1,125
Due after five years through ten years	337,145	338,985	20,641	21,363
Due after ten years	1,313,468	1,325,675	214,126	224,531
Totals	$1,833,330	$1,847,568	$235,778	$247,019
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

June 30, 2021:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$566,137	$(4,554)	$—	$—	$566,137	$(4,554)
Obligations of states and political subdivisions	24,207	(452)	—	—	24,207	(452)
Asset backed securities	103,518	(394)	152,895	(1,222)	256,413	(1,616)
Total debt securities available for sale	$693,862	$(5,400)	$152,895	$(1,222)	$846,757	$(6,622)

December 31, 2020:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$160,543	$(891)	$—	$—	$160,543	$(891)
Asset backed securities	51,544	(441)	297,020	(4,710)	348,564	(5,151)
Total debt securities available for sale	$212,087	$(1,332)	$297,020	$(4,710)	$509,107	$(6,042)
Obligations of U.S. government agencies: The unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases and illiquidity. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment.Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded. At June 30, 2021, 32 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of 0.80% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of June 30, 2021. At June 30, 2021, six debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 1.83% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors for these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through June 30, 2021 has not experienced any deterioration in credit rating. At June 30, 2021, 18 asset backed securities had unrealized losses with aggregate depreciation of 0.63% from the Company’s amortized cost basis. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of June 30, 2021.

The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	June 30, 2021		December 31, 2020
	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
	(In thousands)		(In thousands)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$226,925	$—	$273,667	$—
Obligations of states and political subdivisions	8,853	—	10,896	—
Total debt securities held to maturity	$235,778	$—	$284,563	$—

Note 3 – Loans
A summary of loan balances follows:

(in thousands)	June 30, 2021	December 31, 2020
Commercial real estate:
CRE non-owner occupied	$1,534,256	$1,535,555
CRE owner occupied	659,948	624,375
Multifamily	828,101	639,480
Farmland	172,031	152,492
Total commercial real estate loans	3,194,336	2,951,902
Consumer:
SFR 1-4 1st DT liens	654,373	546,592
SFR HELOCs and junior liens	325,127	327,484
Other	71,109	78,032
Total consumer loans	1,050,609	952,108
Commercial and industrial	452,069	526,327
Construction	200,714	284,842
Agriculture production	41,967	44,164
Leases	5,199	3,784
Total loans, net of deferred loan fees and discounts	$4,944,894	$4,763,127
Total principal balance of loans owed, net of charge-offs	$4,984,824	$4,805,596
Unamortized net deferred loan fees	(19,843)	(16,984)
Discounts to principal balance of loans owed, net of charge-offs	(20,087)	(25,485)
Total loans, net of unamortized deferred loan fees and discounts	$4,944,894	$4,763,127
Allowance for credit losses on loans	$(86,062)	$(91,847)

As of June 30, 2021, the total gross balance outstanding of PPP loans (included within commercial and industrial) was $248,582,000 as compared to total PPP originations of $640,410,000. In connection with the origination of these loans, the Company earned approximately $25,299,000 in loan fees, offset by deferred loan costs of approximately $1,245,000, the net of which will be recognized over the earlier of loan maturity (between 24-60 months), repayment or receipt of forgiveness confirmation. As of June 30, 2021 there was approximately $8,990,000 in net deferred fee income remaining to be recognized, as compared to $7,212,000 in remaining net deferred fee income as of December 31, 2020. During the three and six months ended June 30, 2021, the Company recognized $2,344,000 and $7,304,000, respectively in fees on PPP loans. During the three and six months ended June 30, 2020, the Company recognized $2,356,000, respectively, in fees on PPP loans.

Note 4 – Allowance for Credit Losses
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Three months ended June 30, 2021
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$26,434	$—	$—	$(406)	$26,028
CRE owner occupied	9,874	—	—	589	10,463
Multifamily	12,371	—	—	825	13,196
Farmland	1,724	—	—	226	1,950
Total commercial real estate loans	50,403	—	—	1,234	51,637
Consumer:
SFR 1-4 1st DT liens	10,665	—	1	(37)	10,629
SFR HELOCs and junior liens	11,079	—	512	(890)	10,701
Other	2,860	(86)	59	(213)	2,620
Total consumer loans	24,604	(86)	572	(1,140)	23,950
Commercial and industrial	4,464	(301)	79	269	4,511
Construction	5,476	—	—	(525)	4,951
Agriculture production	988	—	2	17	1,007
Leases	6	—	—	—	6
Allowance for credit losses on loans	85,941	(387)	653	(145)	86,062
Reserve for unfunded commitments	3,580	—	—	(115)	3,465
Total	$89,521	$(387)	$653	$(260)	$89,527

	Allowance for credit losses – Six months ended June 30, 2021
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$29,380	$—	$2	$(3,354)	$26,028
CRE owner occupied	10,861	—	1	(399)	10,463
Multifamily	11,472	—	—	1,724	13,196
Farmland	1,980	—	—	(30)	1,950
Total commercial real estate loans	53,693	—	3	(2,059)	51,637
Consumer:
SFR 1-4 1st DT liens	10,117	—	11	501	10,629
SFR HELOCs and junior liens	11,771	—	797	(1,867)	10,701
Other	3,260	(279)	165	(526)	2,620
Total consumer loans	25,148	(279)	973	(1,892)	23,950
Commercial and industrial	4,252	(334)	215	378	4,511
Construction	7,540	—	—	(2,589)	4,951
Agriculture production	1,209	—	22	(224)	1,007
Leases	5	—	—	1	6
Allowance for credit losses on loans	91,847	(613)	1,213	(6,385)	86,062
Reserve for unfunded commitments	3,400	—	—	65	3,465
Total	$95,247	$(613)	$1,213	$(6,320)	$89,527

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
The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and included significant shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date. Management noted that the majority of economic forecasts utilized in the ACL calculation seem to have rebounded slightly in the current quarter, coinciding with the widespread availability of vaccines, continued easing of occupancy and social distancing restrictions, and continued government stimulus efforts. Management believes that the allowance for credit losses at June 30, 2021 appropriately reflected expected credit losses inherent in the loan portfolio at that date.

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

	Allowance for credit losses – Three months ended June 30, 2020
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial real estate:
CRE non-owner occupied	$18,034	$—	$5	$8,052	$26,091
CRE owner occupied	5,366	—	4	3,340	8,710
Multifamily	5,140	—	—	3,441	8,581
Farmland	713	—	—	755	1,468
Total commercial real estate loans	29,253	—	9	15,588	44,850
Consumer:
SFR 1-4 1st DT liens	5,650	(11)	2	2,374	8,015
SFR HELOCs and junior liens	11,196	(23)	92	843	12,108
Other	2,746	(243)	72	467	3,042
Total consumer loans	19,592	(277)	166	3,684	23,165
Commercial and industrial	3,867	(214)	55	310	4,018
Construction	4,595	—	—	2,180	6,775
Agriculture production	593	—	—	326	919
Leases	11	—	—	1	12
Allowance for credit losses on loans	$57,911	$(491)	$230	$22,089	$79,739
Reserve for unfunded commitments	2,845	—	—	154	2,999
Total	$60,756	$(491)	$230	$22,243	$82,738

	Allowance for credit losses – Six months ended June 30, 2020
(in thousands)	Beginning Balance	Adoption of CECL	Charge-offs	Recoveries	Provision	Ending Balance
Commercial real estate:
CRE non-owner occupied	$5,948	$6,701	$—	$193	$13,249	$26,091
CRE owner occupied	2,027	2,281	—	9	4,393	8,710
Multifamily	3,352	2,281	—	—	2,948	8,581
Farmland	668	585	—	—	215	1,468
Total commercial real estate loans	11,995	11,848	—	202	20,805	44,850
Consumer:
SFR 1-4 1st DT liens	2,306	2,675	(11)	412	2,633	8,015
SFR HELOCs and junior liens	6,183	4,638	(23)	140	1,170	12,108
Other	1,595	971	(373)	167	682	3,042
Total consumer loans	10,084	8,284	(407)	719	4,485	23,165
Commercial and industrial	4,867	(1,961)	(594)	181	1,525	4,018
Construction	3,388	933	—	—	2,454	6,775
Agriculture production	261	(179)	—	20	817	919
Leases	21	(12)	—	—	3	12
Allowance for credit losses on loans	30,616	18,913	(1,001)	1,122	30,089	79,739
Reserve for unfunded commitments	2,775	—	—	—	224	2,999
Total	$33,391	$18,913	$(1,001)	$1,122	$30,313	$82,738

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2021
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$89,643	$120,974	$206,093	$137,384	$246,584	$596,837	$72,393	$—	$1,469,908
Special Mention	—	—	6,191	11,613	3,667	17,202	10,760	—	49,433
Substandard	—	—	—	1,416	568	12,931	—	—	14,915
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$89,643	$120,974	$212,284	$150,413	$250,819	$626,970	$83,153	$—	$1,534,256

Commercial real estate:
CRE owner occupied risk ratings
Pass	$89,094	$99,949	$68,668	$55,048	$55,684	$248,033	$19,755	$—	$636,231
Special Mention	—	—	—	288	6,797	8,447	—	—	15,532
Substandard	—	—	1,483	1,262	465	4,975	—	—	8,185
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$89,094	$99,949	$70,151	$56,598	$62,946	$261,455	$19,755	$—	$659,948

Commercial real estate:
Multifamily risk ratings
Pass	$176,116	$86,806	$113,996	$121,226	$91,054	$168,088	$24,533	$—	$781,819
Special Mention	—	9,385	—	—	—	24,669	7,723	—	41,777
Substandard	—	—	4,334	—	—	171	—	—	4,505
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily loans	$176,116	$96,191	$118,330	$121,226	$91,054	$192,928	$32,256	$—	$828,101

Commercial real estate:
Farmland risk ratings
Pass	$26,440	$18,526	$21,676	$18,051	$8,397	$21,476	$44,775	$—	$159,341
Special Mention	—	—	—	—	1,197	3,316	1,775	—	6,288
Substandard	—	—	3,267	—	590	1,111	1,434	—	6,402
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$26,440	$18,526	$24,943	$18,051	$10,184	$25,903	$47,984	$—	$172,031

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$173,937	$182,911	$59,675	$39,522	$41,506	$139,178	$—	$4,812	$641,541
Special Mention	—	—	288	1,154	420	2,779	—	977	5,618
Substandard	—	—	—	1,131	273	5,440	—	370	7,214
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$173,937	$182,911	$59,963	$41,807	$42,199	$147,397	$—	$6,159	$654,373

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2021
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
SFR HELOCs and Junior Liens
Pass	$624	$—	$—	$—	$—	$242	$300,548	$11,338	$312,752
Special Mention	—	—	—	—	—	92	4,386	884	5,362
Substandard	—	—	—	—	—	17	5,460	1,536	7,013
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$624	$—	$—	$—	$—	$351	$310,394	$13,758	$325,127

Consumer loans:
Other risk ratings
Pass	$12,077	$19,995	$22,680	$10,425	$2,749	$1,367	$576	$—	$69,869
Special Mention	—	52	211	243	98	67	72	—	743
Substandard	—	67	88	126	73	132	11	—	497
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$12,077	$20,114	$22,979	$10,794	$2,920	$1,566	$659	$—	$71,109

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$202,893	$73,077	$40,966	$14,631	$9,585	$9,484	$94,260	$840	$445,736
Special Mention	—	29	119	550	116	161	429	—	1,404
Substandard	—	—	166	102	1,011	684	2,887	79	4,929
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$202,893	$73,106	$41,251	$15,283	$10,712	$10,329	$97,576	$919	$452,069

Construction loans:
Construction risk ratings
Pass	$17,725	$88,892	$51,436	$10,722	$2,092	$23,539	$1	$—	$194,407
Special Mention	—	—	—	—	346	1,460	—	—	1,806
Substandard	—	—	—	—	—	4,501	—	—	4,501
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$17,725	$88,892	$51,436	$10,722	$2,438	$29,500	$1	$—	$200,714

Agriculture production loans:
Agriculture production risk ratings
Pass	$1,241	$1,012	$1,767	$1,189	$1,229	$1,006	$32,132	$—	$39,576
Special Mention	—	—	—	181	—	74	2,016	—	2,271
Substandard	—	—	—	—	—	—	120	—	120
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$1,241	$1,012	$1,767	$1,370	$1,229	$1,080	$34,268	$—	$41,967

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2021
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Leases:
Lease risk ratings
Pass	$5,199	$—	$—	$—	$—	$—	$—	$—	$5,199
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$5,199	$—	$—	$—	$—	$—	$—	$—	$5,199

Total loans outstanding:
Risk ratings
Pass	$794,989	$692,142	$586,957	$408,198	$458,880	$1,209,250	$588,973	$16,990	$4,756,379
Special Mention	—	9,466	6,809	14,029	12,641	58,267	27,161	1,861	130,234
Substandard	—	67	9,338	4,037	2,980	29,962	9,912	1,985	58,281
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$794,989	$701,675	$603,104	$426,264	$474,501	$1,297,479	$626,046	$20,836	$4,944,894

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$120,520	$207,899	$155,730	$256,677	$179,523	$460,644	$76,730	$—	$1,457,723
Special Mention	—	7,455	11,692	5,407	15,773	18,832	12,205	—	71,364
Substandard	—	—	1,449	584	2,147	2,288	—	—	6,468
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$120,520	$215,354	$168,871	$262,668	$197,443	$481,764	$88,935	$—	$1,535,555

Commercial real estate:
CRE owner occupied risk ratings
Pass	$105,896	$75,144	$53,816	$58,371	$54,541	$227,828	$25,508	$—	$601,104
Special Mention	—	—	288	7,451	2,955	6,140	—	—	16,834
Substandard	—	1,533	1,301	475	1,306	1,822	—	—	6,437
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$105,896	$76,677	$55,405	$66,297	$58,802	$235,790	$25,508	$—	$624,375

Commercial real estate:
Multifamily risk ratings
Pass	$77,646	$118,725	$113,882	$70,112	$67,457		$123,518	$19,007	$—	$590,347
Special Mention	9,441	—	—	603	24,687		772	9,259	—	44,762
Substandard	—	4,371	—	—	—	—	—	—	—	4,371
Doubtful/Loss	—	—	—	—	—		—	—	—	—
Total multifamily loans	$87,087	$123,096	$113,882	$70,715	$92,144		$124,290	$28,266	$—	$639,480

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
Farmland risk ratings
Pass	$17,640	$25,003	$19,148	$12,834	$7,377	$17,129	$39,411	$—	$138,542
Special Mention	—	2,567	—	1,271	227	3,107	2,258	—	9,430
Substandard	—	700	—	602	—	1,214	2,004	—	4,520
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$17,640	$28,270	$19,148	$14,707	$7,604	$21,450	$43,673	$—	$152,492

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$183,719	$80,717	$36,342	$53,001	$46,467	$126,465	$76	$5,507	$532,294
Special Mention	—	290	684	110	15	2,936	—	934	4,969
Substandard	—	—	1,174	929	935	5,763	—	528	9,329
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$183,719	$81,007	$38,200	$54,040	$47,417	$135,164	$76	$6,969	$546,592

Consumer loans:
SFR HELOCs and Junior Liens
Pass	$793	$—	$13	$360	$300	$910	$297,160	$14,051	$313,587
Special Mention	—	—	16	—	—	83	4,504	789	5,392
Substandard	—	—	—	—	—	39	6,698	1,768	8,505
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$793	$—	$29	$360	$300	$1,032	$308,362	$16,608	$327,484

Consumer loans:
Other risk ratings
Pass	$25,876	$29,539	$14,170	$4,238	$1,020	$967	$986	$—	$76,796
Special Mention	43	208	147	74	24	65	90	—	651
Substandard	58	82	210	74	12	140	9	—	585
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$25,977	$29,829	$14,527	$4,386	$1,056	$1,172	$1,085	$—	$78,032

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$356,701	$48,838	$20,463	$13,151	$5,185	$9,490	$65,938	$1,085	$520,851
Special Mention	—	102	698	195	20	178	207	11	1,411
Substandard	—	301	53	1,142	823	148	1,519	79	4,065
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$356,701	$49,241	$21,214	$14,488	$6,028	$9,816	$67,664	$1,175	$526,327

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Construction loans:
Construction risk ratings
Pass	69,133	41,786	92,191	51,082	20,868	2,876	—	$—	$277,936
Special Mention	—	—	—	346	—	1,780	—	—	2,126
Substandard	—	—	—	—	4,529	251	—	—	4,780
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$69,133	$41,786	$92,191	$51,428	$25,397	$4,907	$—	$—	$284,842

Agriculture production loans:
Agriculture production risk ratings
Pass	$977	$2,079	$1,590	$1,838	$663	$708	$36,051	$—	$43,906
Special Mention	—	—	203	—	49	—	—	—	252
Substandard	—	—	—	—	6	—	—	—	6
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$977	$2,079	$1,793	$1,838	$718	$708	$36,051	$—	$44,164

Leases:
Lease risk ratings
Pass	$3,784	$—	$—	$—	$—	$—	$—	$—	$3,784
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$3,784	$—	$—	$—	$—	$—	$—	$—	$3,784

Total loans outstanding:
Risk ratings
Pass	$962,685	$629,730	$507,345	$521,664	$383,401	$970,535	$560,867	$20,643	$4,556,870
Special Mention	9,484	10,622	13,728	15,457	43,750	33,893	28,523	1,734	157,191
Substandard	58	6,987	4,187	3,806	9,758	11,665	10,230	2,375	49,066
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$972,227	$647,339	$525,260	$540,927	$436,909	$1,016,093	$599,620	$24,752	$4,763,127

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of June 30, 2021
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$337	$49	$3,919	$4,305	$1,529,951	$1,534,256
CRE owner occupied	28	62	412	502	659,446	659,948
Multifamily	—	—	—	—	828,101	828,101
Farmland	—	—	846	846	171,185	172,031
Total commercial real estate loans	365	111	5,177	5,653	3,188,683	3,194,336
Consumer:
SFR 1-4 1st DT liens	—	—	423	423	653,950	654,373
SFR HELOCs and junior liens	694	63	1,565	2,322	322,805	325,127
Other	13	—	52	65	71,044	71,109
Total consumer loans	707	63	2,040	2,810	1,047,799	1,050,609
Commercial and industrial	250	178	160	588	451,481	452,069
Construction	—	—	—	—	200,714	200,714
Agriculture production	241	—	—	241	41,726	41,967
Leases	—	—	—	—	5,199	5,199
Total	$1,563	$352	$7,377	$9,292	$4,935,602	$4,944,894

	Analysis of Past Due Loans - As of December 31, 2020
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$127	$173	$239	$539	$1,535,016	$1,535,555
CRE owner occupied	297		824	1,121	623,254	624,375
Multifamily	—	—	—	—	639,480	639,480
Farmland	899	—	70	969	151,523	152,492
Total commercial real estate loans	1,323	173	1,133	2,629	2,949,273	2,951,902
Consumer:
SFR 1-4 1st DT liens	37	—	960	997	545,595	546,592
SFR HELOCs and junior liens	418	212	1,671	2,301	325,183	327,484
Other	41	13	100	154	77,878	78,032
Total consumer loans	496	225	2,731	3,452	948,656	952,108
Commercial and industrial	155	426	105	686	525,641	526,327
Construction	—	—	—	—	284,842	284,842
Agriculture production	—	—	—	—	44,164	44,164
Leases	—	—	—	—	3,784	3,784
Total	$1,974	$824	$3,969	$6,767	$4,756,360	$4,763,127

The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of June 30, 2021			As of December 31, 2020
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$8,515	$8,515	$—	$3,110	$3,110	$—
CRE owner occupied	3,132	5,610	—	3,111	4,061	—
Multifamily	171	171	—	—	—	—
Farmland	1,346	1,346	—	1,468	1,538	—
Total commercial real estate loans	13,164	15,642	—	7,689	8,709	—
Consumer:
SFR 1-4 1st DT liens	4,185	4,328	—	4,950	5,093	—
SFR HELOCs and junior liens	3,677	4,604	—	4,480	6,148	—
Other	47	114	—	68	167	—
Total consumer loans	7,909	9,046	—	9,498	11,408	—
Commercial and industrial	86	3,615	—	652	2,183	—
Construction	4,402	4,402	—	4,546	4,546	—
Agriculture production	—	—	—	5	18	—
Leases	—	—	—	—	—	—
Sub-total	25,561	32,705	—	22,390	26,864	—
Less: Guaranteed loans	(608)	(865)	—	(687)	(811)
Total, net	$24,953	$31,840	$—	$21,703	$26,053	$—
Interest income on non accrual loans that would have been recognized during the three months ended June 30, 2021 and 2020, if all such loans had been current in accordance with their original terms, totaled $524,000 and $428,000, respectively. Interest income actually recognized on these originated loans during the three months ended June 30, 2021 and 2020 was $159,000 and $39,000, respectively.
Interest income on non accrual loans that would have been recognized during the six months ended June 30, 2021 and 2020, if all such loans had been current in accordance with their original terms, totaled $1,060,000 and $859,000, respectively. Interest income actually recognized on these originated loans during the six months ended June 30, 2021 and 2020 was $176,000 and $86,000, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of June 30, 2021
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,853	$416	$—	$3,918	$—	$—	$1,328	$—	$—	$—	$—	$8,515
CRE owner occupied	543	—	1,611	978	—	—	—	—	—	—	—	3,132
Multifamily	—	—	—	—	171	—	—	—	—	—	—	171
Farmland	—	—	—	—	—	1,346	—	—	—	—	—	1,346
Total commercial real estate loans	3,396	416	1,611	4,896	171	1,346	1,328	—	—	—	—	13,164
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	4,185	—	—	—	—	4,185
SFR HELOCs and junior liens	—	—	—	—	—	—	1,753	1,924	—	—	—	3,677
Other	—	—	—	26	—	—	—	—	21	—	—	47
Total consumer loans	—	—	—	26	—	—	5,938	1,924	21	—	—	7,909
Commercial and industrial	—	—	—	—	—	—	—	—	—	43	43	86
Construction	—	—	—	—	—	—	4,402	—	—	—	—	4,402
Agriculture production	—	—	—	—	—	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$3,396	$416	$1,611	$4,922	$171	$1,346	$11,668	$1,924	$21	$43	$43	$25,561

	As of December 31, 2020
(in thousands)	Retail	Office	Warehouse	Other	Multifamily		Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,445	$435	$—	$—	$—		$—	$—	$—	$—	$—	$—	$2,880
CRE owner occupied	796	1,176	1,668	—	—		—	—	—	—	—	—	3,640
Multifamily	—	—	—	—	—		—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	1,538	—	—	—	—	—	1,538
Total commercial real estate loans	3,241	1,611	1,668	—	—		1,538	—	—	—	—	—	8,058
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—		—	5,068	—	—	—	—	5,068
SFR HELOCs and junior liens	—	—	—	—	—		—	1,855	2,839	—	—	—	4,694
Other	—	—	—	42	—		—	—	—	97	—	—	139
Total consumer loans	—	—	—	42	—		—	6,923	2,839	97	—	—	9,901
Commercial and industrial	—	—	—	292	—		—	—	—	—	1,173	75	1,540
Construction	—	—	—	—	—		—	4,546	—	—	—	—	4,546
Agriculture production	—	—	—	—	—		—	—	—	—	13	5	18
Leases	—	—	—	—	—		—	—	—	—	—	—	—
Total	$3,241	$1,611	$1,668	$334	$—		$1,538	$11,469	$2,839	$97	$1,186	$80	$24,063

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

TDR information for the three months ended June 30, 2021
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	1	$706	$706	$706	—	$—	$—
CRE owner occupied	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Total commercial real estate loans	1	706	706	706	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	—	—	—
Commercial and industrial	2	2,000	2,000	293	—	—	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	3	$2,706	$2,706	$999	—	$—	$—

TDR information for the three months ended June 30, 2020
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	—	$—	$—	$—	—	$—	$—
CRE owner occupied	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Total commercial real estate loans	—	—	—	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	1	735	—
SFR HELOCs and junior liens	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	1	735	—
Commercial and industrial	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	—	$—	$—	$—	1	$735	$—

	TDR Information for the six months ended June 30, 2021
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	2	$1,023	$1,018	$1,020	—	$—	$—
CRE owner occupied	1	740	742	742	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	3	847	—
Total commercial real estate loans	3	1,763	1,760	1,762	3	847	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	—	—	—
Commercial and industrial	5	2,316	2,310	603	1	247	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	8	$4,079	$4,070	$2,365	4	$1,094	$—

	TDR Information for the six months ended June 30, 2020
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	1	$257	$251	$—	—	$—	$—
CRE owner occupied	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	2	230	298	—	—	—	—
Total commercial real estate loans	3	487	549	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	2	1,037	—
SFR HELOCs and junior liens	2	172	169	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	2	172	169	—	2	1,037	—
Commercial and industrial	1	21	20	21	—	—	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	6	$680	$738	$21	2	$1,037	$—
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
The following table presents the components of lease expense for the periods ended:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$1,267	$1,291	$2,526	$2,586
Short-term lease cost	61	65	122	128
Variable lease cost	(1)	1	(3)	6
Sublease income	(11)	(35)	(24)	(69)
Total lease cost	$1,316	$1,322	$2,621	$2,651
The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,226	$1,243	$2,430	$2,480
ROUA obtained in exchange for operating lease liabilities	$—	$675	$1,308	$4,068
The following table presents the weighted average operating lease term and discount rate as of the period ended:

	June 30,
	2021	2020
Weighted-average remaining lease term (years)	9.8	10.3
Weighted-average discount rate	3.03%	3.17%

At June 30, 2021, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2021	$2,252
2022	4,295
2023	3,624
2024	3,352
2025	2,891
Thereafter	14,925
31,339
Discount for present value of expected cash flows	(4,632)
Lease liability at June 30, 2021	$26,707

Note 6 - Deposits
A summary of the balances of deposits follows:

(in thousands)	June 30, 2021	December 31, 2020
Noninterest-bearing demand	$2,843,783	$2,581,517
Interest-bearing demand	1,486,321	1,414,908
Savings	2,337,557	2,164,942
Time certificates, $250,000 or more	59,589	73,147
Other time certificates	264,803	271,420
Total deposits	$6,992,053	$6,505,934
Certificate of deposit balances of $10,000,000 from the State of California were included in time certificates, over $250,000, at June 30, 2021 and December 31, 2020, respectively. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company. Overdrawn deposit balances of $916,000 and $985,000 were classified as consumer loans at June 30, 2021 and December 31, 2020, respectively.
Note 7 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	June 30, 2021	December 31, 2020
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$426,278	$462,422
Consumer loans	566,332	534,223
Real estate mortgage loans	274,339	202,306
Real estate construction loans	207,741	227,876
Standby letters of credit	14,112	15,056
Deposit account overdraft privilege	112,993	110,813

Note 8 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $8,367,000 and $12,694,000 during the three months ended June 30, 2021 and 2020, respectively, and $16,139,000 and $39,448,000 during the six months ended June 30, 2021 and 2020, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State Department of Financial Protection and Innovation (DFPI). Absent approval from the Commissioner of the DFPI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On February 25, 2021 the Board of Directors approved the authorization to repurchase up to 2,000,000 shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the program is subject to change. The 2021 Repurchase Plan has no expiration date (in accordance with applicable laws and regulations) and during the three and six month periods June 30, 2021, the Company repurchased 45,354 shares with a market value of $2,101,000, respectively.
In connection with approval of the 2021 Repurchase Plan, the Company’s previous repurchase program adopted on November 12, 2019 (the 2019 Repurchase Plan) was terminated. Under the 2019 Repurchase Plan, during the three months ended March 31, 2021, the Company repurchased 223 shares with a market value of approximately $8,000. The Company repurchased 858,717 shares during 2020.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of exercise price, if applicable, and the tax withholding on such shares. During the three months ended June 30, 2021 and 2020, employees tendered zero shares, respectively, of the Company’s common stock in connection with option exercises. During the six months ended June 30, 2021 and 2020, employees tendered zero and 4,668 shares, respectively, of the Company’s common stock in connection with option exercises. Employees also tendered 9,660 and 11,306 shares in connection with the tax withholding requirements of other share based awards during the three months ended June 30, 2021 and 2020, respectively, and 9,730 and 11,439 during the six months ended June 30, 2021 and 2020, respectively. In total, shares of the Company's common stock tendered had market values of $450,000 and $346,000 during the quarters ended June 30, 2021 and 2020, respectively, and $452,000 and $494,000 during the year to date periods June 30, 2021 and 2020, respectively. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2021 or 2019 Stock Repurchase Plans.
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
Stock option activity during the six months ended June 30, 2021 is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	128,500	$17.72
Options granted	—	—
Options exercised	(1,675)	16.59
Options forfeited	—	—
Outstanding at June 30, 2021	126,825	$17.74

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of June 30, 2021:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	126,825	—	126,825
Weighted average exercise price	$17.74	$—	$17.74
Intrinsic value (in thousands)	$3,763	$—	$3,763
Weighted average remaining contractual term (yrs.)	1.5	0.0	1.5

As of June 30, 2021 all options outstanding are fully vested and are expected to be exercised prior to expiration. The Company did not modify any option grants during 2020 or the six months ended June 30, 2021.
Activity related to restricted stock unit awards during the six months ended June 30, 2021 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2020	99,809	81,615
RSUs granted	47,029	31,479
RSUs added through dividend and performance credits	1,090	—
RSUs released	(42,712)	—
RSUs forfeited/expired	(114)	(75)
Outstanding at June 30, 2021	105,102	113,019
The 105,102 of service condition vesting RSUs outstanding as of June 30, 2021 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 105,102 of service condition vesting RSUs outstanding as of June 30, 2021 are expected to vest, and be released, on a weighted-average basis, over the next 2.7 years. The Company expects to recognize $3,894,000 of pre-tax compensation costs related to these service condition vesting RSUs between June 30, 2021 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2020 or during the six months ended June 30, 2021.
The 113,019 of market plus service condition vesting RSUs outstanding as of June 30, 2021 are expected to vest, and be released, on a weighted-average basis, over the next 2.4 years. The Company expects to recognize $2,106,000 of pre-tax compensation costs related to these RSUs between June 30, 2021 and their vesting dates. As of June 30, 2021, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 169,529 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2020 or during the six months ended June 30, 2021.

Note 10 - Non-interest Income and Expense
The following table summarizes the Company’s non-interest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
ATM and interchange fees	$6,558	$5,165	$12,419	$10,276
Service charges on deposit accounts	3,462	3,046	6,731	7,092
Other service fees	914	734	1,785	1,492
Mortgage banking service fees	467	459	930	928
Change in value of mortgage servicing rights	(471)	(1,236)	(459)	(2,494)
Total service charges and fees	10,930	8,168	21,406	17,294
Increase in cash value of life insurance	745	710	1,418	1,430
Asset management and commission income	947	661	1,781	1,577
Gain on sale of loans	2,847	1,736	6,094	2,627
Lease brokerage income	249	127	359	320
Sale of customer checks	116	88	235	212
Gain on sale of investment securities	—	—	—	—
Gain (loss) on marketable equity securities	8	25	(45)	72
Other	115	142	819	(55)
Total other non-interest income	5,027	3,489	10,661	6,183
Total non-interest income	$15,957	$11,657	$32,067	$23,477
The components of non-interest expense were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Base salaries, net of deferred loan origination costs	$17,537	$17,277	$33,048	$34,900
Incentive compensation	4,322	2,395	7,902	5,496
Benefits and other compensation costs	5,222	7,383	11,461	13,931
Total salaries and benefits expense	27,081	27,055	52,411	54,327
Occupancy	3,700	3,398	7,426	7,273
Data processing and software	3,201	3,657	6,403	7,024
Equipment	1,207	1,350	2,724	2,862
Intangible amortization	1,431	1,431	2,862	2,862
Advertising	734	531	1,114	1,196
ATM and POS network charges	1,551	1,210	2,797	2,583
Professional fees	1,046	741	1,640	1,444
Telecommunications	564	639	1,145	1,364
Regulatory assessments and insurance	618	360	1,230	455
Postage	124	283	322	573
Operational losses	212	184	421	405
Courier service	288	337	582	668
Gain on sale or acquisition of foreclosed assets	(15)	(16)	(66)	(57)
(Gain) loss on disposal of fixed assets	(426)	15	(426)	15
Other miscellaneous expense	2,855	4,375	5,204	7,306
Total other non-interest expense	17,090	18,495	33,378	35,973
Total non-interest expense	$44,171	$45,550	$85,789	$90,300

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

	Three months ended June 30,
(in thousands)	2021	2020
Net income	$28,362	$7,430
Average number of common shares outstanding	29,719	29,754
Effect of dilutive stock options and restricted stock	185	129
Average number of common shares outstanding used to calculate diluted earnings per share	29,904	29,883
Options excluded from diluted earnings per share because of their antidilutive effect	—	—

	Six months ended June 30,
(in thousands)	2021	2020
Net income	$62,011	$23,551
Average number of common shares outstanding	29,723	30,074
Effect of dilutive stock options and restricted stock	181	129
Average number of common shares outstanding used to calculate diluted earnings per share	29,904	30,203
Options excluded from diluted earnings per share because of their antidilutive effect	—	—

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
The components of other comprehensive income and related tax effects are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Unrealized holding losses on available for sale securities before reclassifications	$7,392	$34,959	$(4,945)	$5,398
Amounts reclassified out of AOCI:
Realized gain on debt securities	—	—	—	—
Unrealized holding losses on available for sale securities after reclassifications	7,392	34,959	(4,945)	5,398
Tax effect	(2,186)	(10,334)	1,461	(1,595)
Unrealized holding losses on available for sale securities, net of tax	5,206	24,625	(3,484)	3,803
Change in unfunded status of the supplemental retirement plans before reclassifications	(49)	661	(98)	1,109
Amounts reclassified out of AOCI:
Amortization of prior service cost	(15)	(13)	(29)	(27)
Amortization of actuarial losses	64	478	127	956
Total amounts reclassified out of accumulated other comprehensive income	49	465	98	929
Change in unfunded status of the supplemental retirement plans after reclassifications	—	1,126	—	2,038
Tax effect	—	—	—	—
Change in unfunded status of the supplemental retirement plans, net of tax	—	1,126	—	2,038
Change in joint beneficiary agreement liability before reclassifications	—	—	(629)	—
Tax effect	—	—	—	—
Change in joint beneficiary agreement liability before reclassifications, net of tax	—	—	(629)	—
Total other comprehensive income (loss)	$5,206	$25,751	$(4,113)	$5,841
The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Net unrealized gain on available for sale securities	$14,238	$19,183
Tax effect	(4,210)	(5,671)
Unrealized holding gain on available for sale securities, net of tax	10,028	13,512
Unfunded status of the supplemental retirement plans	(1,294)	(1,294)
Tax effect	382	382
Unfunded status of the supplemental retirement plans, net of tax	(912)	(912)
Joint beneficiary agreement liability	(949)	(320)
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	(949)	(320)
Accumulated other comprehensive income	$8,167	$12,280

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at June 30, 2021	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,979	$2,979	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,133,416	—	1,133,416	—
Obligations of states and political subdivisions	146,924	—	146,924	—
Corporate bonds	2,556	—	2,556	—
Asset backed securities	564,672	—	564,672	—
Loans held for sale	5,723	—	5,723	—
Mortgage servicing rights	5,603	—	—	5,603
Total assets measured at fair value	$1,861,873	$2,979	$1,853,291	$5,603

Fair value at December 31, 2020	Total	Level 1	Level 2	Level 3
Marketable equity securities	$3,025	$3,025	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	812,374	—	812,374	—
Obligations of states and political subdivisions	129,095	—	129,095	—
Corporate bonds	2,544	—	2,544	—
Asset backed securities	470,251	—	470,251	—
Loans held for sale	6,268	—	6,268	—
Mortgage servicing rights	5,092	—	—	5,092
Total assets measured at fair value	$1,428,649	$3,025	$1,420,532	$5,092
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the six months ended June 30, 2021, or the year ended December 31, 2020.
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

Three months ended June 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2021: Mortgage servicing rights	$5,607	—	$(471)	$467	$5,603
2020: Mortgage servicing rights	$5,168	—	$(1,236)	$318	$4,250

Six months ended June 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2021: Mortgage servicing rights	$5,092	—	$(459)	$970	$5,603
2020: Mortgage servicing rights	$6,200	—	$(2,494)	$544	$4,250

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

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2021 and December 31, 2020:

As of June 30, 2021:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$5,603	Discounted cash flow	Constant prepayment rate	12% - 17%; 14.2%
			Discount rate	10% - 14%; 12%
As of December 31, 2020:
Mortgage Servicing Rights	$5,092	Discounted cash flow	Constant prepayment rate	14% - 20.0%; 17.6%
			Discount rate	10% - 14%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

June 30, 2021	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Individually evaluated loans	$4,912	—	—	$4,912	$(1,604)
Foreclosed assets	123	—	—	123	21
Total assets measured at fair value	$5,035	$—	$—	$5,035	$(1,583)

December 31, 2020	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Individually evaluated loans	$1,424	—	—	$1,424	$(1,489)
Foreclosed assets	979	—	—	979	155
Total assets measured at fair value	$2,403	—	—	$2,403	$(1,334)

June 30, 2020	Total	Level 1	Level 2	Level 3	Total Losses
Fair value:
Individually evaluated loans	$162	—	—	$162	$(16)
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2021:

June 30, 2021	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$4,912	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	Not meaningful N/A
Foreclosed assets (Residential real estate)	$123	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful N/A
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

	June 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$86,052	$86,052	$77,253	$77,253
Cash at Federal Reserve and other banks	553,688	553,688	592,298	592,298
Level 2 inputs:
Securities held to maturity	235,778	247,019	284,563	298,726
Restricted equity securities	17,250	N/A	17,250	N/A
Level 3 inputs:
Loans, net	4,870,278	4,875,176	4,671,280	4,753,027
Financial liabilities:
Level 2 inputs:
Deposits	6,992,053	6,998,976	6,505,934	6,507,235
Other borrowings	40,559	40,559	26,914	26,914
Level 3 inputs:
Junior subordinated debt	57,852	57,795	57,635	56,632

(in thousands)	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$1,474,690	$14,747	$1,426,827	$14,268
Standby letters of credit	14,112	141	15,056	151
Overdraft privilege commitments	112,993	1,129	110,813	1,108

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of June 30, 2021 and December 31, 2020 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of June 30, 2021 and December 31, 2020 based on the then phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of June 30, 2021:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$846,617	15.31%	$580,463	10.50%	N/A	N/A
Tri Counties Bank	$835,709	15.12%	$580,270	10.50%	$552,638	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$777,241	14.06%	$469,899	8.50%	N/A	N/A
Tri Counties Bank	$766,377	13.87%	$469,743	8.50%	$442,111	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$721,126	13.04%	$386,975	7.00%	N/A	N/A
Tri Counties Bank	$766,377	13.87%	$386,847	7.00%	$359,215	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$777,241	9.85%	$315,578	4.00%	N/A	N/A
Tri Counties Bank	$766,377	9.72%	$315,261	4.00%	$394,076	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2020:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$793,433	15.22%	$547,352	10.50%	N/A	N/A
Tri Counties Bank	$780,320	14.97%	$547,156	10.50%	$521,101	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$727,879	13.96%	$443,094	8.50%	N/A	N/A
Tri Counties Bank	$714,811	13.72%	$442,936	8.50%	$416,881	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$671,975	12.89%	$364,901	7.00%	N/A	N/A
Tri Counties Bank	$714,811	13.72%	$364,771	7.00%	$338,716	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$727,879	9.93%	$293,138	4.00%	N/A	N/A
Tri Counties Bank	$714,811	9.76%	$292,949	4.00%	$366,186	5.00%

As of June 30, 2021 and December 31, 2020, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at June 30, 2021 and December 31, 2020, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At June 30, 2021, the Company and the Bank are in compliance with the capital conservation buffer requirement.
Note 15 - Subsequent Events
On July 27, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Valley Republic Bancorp, a California corporation (“Valley”), providing for the merger of Valley with and into the Company, with the Company as the surviving corporation. The Merger Agreement contemplates that immediately after the Merger, Valley Republic Bank, a California state-chartered bank and wholly-owned subsidiary of Valley, will merge with and into Tri Counties Bank, a California state-chartered bank and wholly-owned subsidiary of the Company, with Tri Counties Bank as the surviving bank (the “Bank Merger”). The Merger Agreement was adopted and unanimously approved by the Board of Directors of each of the Company and Valley. As of June 30, 2021, Valley had a total asset size of approximately $1.36 billion. The transaction, subject to customary regulatory approvals, is expected to close during the fourth quarter of 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Cautionary Statements Regarding Forward-Looking Information
The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There can be no assurance that future developments affecting us will be the same as those anticipated by management. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of changes in financial services policies, laws and regulations; technological changes; weather, natural disasters and other catastrophic events that may or may not be caused by climate change and their effects on economic and business environments in which the Company operates; the continuing adverse impact on the U.S. economy, including the markets in which we operate, due to the length, severity, magnitude and duration of the COVID-19 global pandemic, and the impact of a slowing U.S. economy and increased unemployment on the performance of our loan portfolio, the market value of our investment securities, the availability of sources of funding and the demand for our products; the costs or effects of mergers, acquisitions or dispositions we may make, such as our pending acquisition of Valley Republic Bancorp, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations; the possibility that the merger between us and Valley will not close when expected or at all because required regulatory, shareholder, or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated (and the risk that required regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction); the occurrence of any event, change, or other circumstances that could give rise to the right of one or both of the parties to terminate the definitive merger agreement between the Company and Valley; the risk that any announcements relating to the merger could have adverse effects on the market price of the common stock of either or both parties to the transaction; changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits, including the pace of the recovery following the COVID-19 pandemic; the ability of us to execute our business plan in new lending markets; the future operating or financial performance of the Company, including our outlook for future growth, changes in the level of our nonperforming assets and charge-offs; the appropriateness of the allowance for credit losses including the timing and effects of the implementation of the current expected credit losses model; any deterioration in values of California real estate, both residential and commercial; the effect of changes in accounting standards and practices; possible other-than-temporary impairment of securities held by us; changes in consumer spending, borrowing and savings habits; our ability to attract deposits and other sources of liquidity; changes in the financial performance and/or condition of our borrowers; our noninterest expense and the efficiency ratio; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies; the challenges of integrating and retaining key employees; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber-attacks and the cost to defend against such attacks; the effect of a fall in stock market prices on our brokerage and wealth management businesses; and our ability to manage the risks involved in the foregoing. Additional factors that could cause results to differ materially from those described above can be found under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, which is on file with the Securities and Exchange Commission (the “SEC”) and available in the “Investor Relations” section of our website, https://www.tcbk.com/investor-relations and in other documents we file with the SEC. Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results.
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
Recent Developments
On July 22, 2021, the Company entered into a definitive agreement with Valley Republic Bancorp (“Valley”) to acquire Valley and its wholly-owned subsidiary, Valley Republic Bank. Under the terms of the agreement, Valley shareholders will receive 0.95 of a share of TriCo’s common stock in exchange for each share of Valley’s common stock, subject to certain potential adjustments. The aggregate merger consideration of $165.6 million includes $164.7 million in TriCo stock to be issued to Valley shareholders and $0.9 million to be paid in cash to Valley option holders. The value of the merger consideration will fluctuate until closing based on the value of TriCo’s stock. The merger is expected to qualify as a tax-free reorganization.

The proposed transaction is expected to close in the fourth quarter of 2021, subject to satisfaction of customary closing conditions, including regulatory approvals and shareholder approval from Valley’s shareholders. The transaction is expected to be 5.5% accretive to TriCo’s earnings per share in 2022, with 1.6% dilution to tangible book value per share, and a tangible book value earnback of 2.0 years. The earnings per share accretion estimates are based on anticipated cost savings of approximately 17% of Valley’s non-interest expense and does not include any benefits from potential revenue synergies which may result, although opportunities have been identified.

For additional information about the proposed acquisition of Valley, see the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2021 and the definitive agreement filed therewith.

Financial Highlights
Performance highlights and other developments for the Company as of or for the three and six months ended June 30, 2021 included the following:
•For the three and six months ended June 30, 2021, the Company’s return on average assets was 1.40% and 1.57%, respectively, and the return on average equity was 11.85% and 13.16%, respectively.
•Organic loan growth, excluding PPP, totaled $99.2 million (8.6% annualized) for the current quarter and $327.3.million (7.5%) for the trailing twelve month period.
•For the current quarter, net interest margin was 3.58% on a tax equivalent basis as compared to 4.10% in the quarter ended June 30, 2020, and a decrease of 16 basis points from 3.74% in the trailing quarter.
•The efficiency ratio was 53.19% as of June 30, 2021, as compared to 50.42% in the trailing quarter and 59.69% in the same quarter of the prior year.
•As of June 30, 2021, the Company reported total loans, total assets and total deposits of $4.94 billion, $8.17 billion and $6.99 billion, respectively. As a direct result of the considerable deposit growth experienced over the last 6 quarters, the loan to deposit ratio was 70.72% as of June 30, 2021, as compared to 73.21% at December 31, 2020 and 76.84% at June 30, 2020.
•Non-interest bearing deposits as a percentage of total deposits were 40.67% at June 30, 2021, as compared to 39.68% at December 31, 2020 and 39.81% at June 30, 2020.
•The average rate of interest paid on deposits, including non-interest-bearing deposits, decreased to 0.05% for the second quarter of 2021 as compared with 0.06% for the trailing quarter, and decreased by 7 basis points from the average rate paid of 0.12% during the same quarter of the prior year.
•The balance of PPP loans outstanding at June 30, 2020 totaled $248.6 million and the balance of SBA fees remaining to be accreted totaled $9.0 million. In addition, nearly 90% of all round one PPP loans have been forgiven and repaid.
•The reversal of provision for credit losses for loans and debt securities was $0.3 million during the quarter ended June 30, 2021, as compared to a reversal of provision expense of $6.1 million during the trailing quarter ended March 31, 2021, and a provision expense totaling $22.2 million for the three month period ended June 30, 2020.
•The allowance for credit losses to total loans was 1.74% as of June 30, 2021, compared to 1.93% as of December 31, 2020, and 1.15% as January 1, 2020, following the Company's adoption of CECL. Non-performing assets to total assets were 0.43% at June 30, 2021, as compared to 0.39% as of March 31, 2021, and 0.31% at June 30, 2020.
•Gain on sale of loans for the three and six months ended June 30, 2021 totaled $2.8 million and $6.1 million, respectively, as compared to $3.2 million during the quarter ended March 31, 2021 and $1.7 million for the quarter ended June 30, 2020.

SBA Paycheck Protection Program and COVID Deferrals

In March 2020, the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") was created to help small businesses keep workers employed during the COVID-19 crisis. The Company originated loans under this program beginning in April, 2020 through July, 2020 (Round 1). Following the SBA's announcement of a second round of PPP lending with streamlined requirements for both borrowers and lenders in December 2020, the Company resumed accepting applications in January, 2021 (Round 2). The SBA ended PPP and did not accept new borrowing applications, effective May 31, 2021.

As of June 30, 2021, the total gross balance outstanding of PPP loans was $248,582,000 as compared to total PPP originations of $640,410,000. In connection with the origination of these loans, the Company earned approximately $25,299,000 in loan fees, offset by deferred loan costs of approximately $1,245,000, the net of which will be recognized over the earlier of loan maturity (between 24-60 months), repayment or receipt of forgiveness confirmation. As of June 30, 2021 there was approximately $8,990,000 in net deferred fee income remaining to be recognized. During the three and six months ended June 30, 2021, the Company recognized $2,344,000 and $7,304,000, respectively in fees on PPP loans.

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
The following is a summary of COVID related loan customer modifications with outstanding balances as of June 30, 2021:

			Modification Type		Deferral Term
(in thousands)	Modified Loan Balances Outstanding	% of Total Category of Loans	Interest Only Deferral	Principal and Interest Deferral	90 Days	180 Days	Other
Commercial real estate:
CRE non-owner occupied	$23,811	1.6%	94.4%	5.6%	—%	81.5%	18.5%
CRE owner occupied	2,943	0.5	100.0	—	—	57.1	42.9
Multifamily	26,311	3.2	100.0	—	—	100.0	—
Farmland	—	—	—	—	—	—	—
Total commercial real estate loans	53,065	1.7	97.5	2.5	23.7	89.3	16.6
Consumer loans	—	—	—	—	—	—	—
Commercial and industrial	557	0.1	100.0	—	—	—	100.0
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total modifications	$53,622	1.1%	95.7%	2.5%	—%	88.4%	11.6%
Of the remaining balance outstanding as of June 30, 2021, $33,350,000 is related to second deferrals which are expected to conclude their modification period by November, 2021 and $2,525,595 is related to third deferrals expected to conclude in October, 2021. The remaining balance of loans with modified terms are scheduled to conclude their modification period during fiscal 2021. However, as long as the current pandemic and recessionary economic conditions continue, it is possible that additional borrowers may request an initial or subsequent modification to their loan terms.

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net interest income	$67,083	$64,659	$133,523	$127,851
Reversal of (provision for) credit losses	260	(22,244)	6,320	(30,313)
Non-interest income	15,957	11,657	32,067	23,477
Non-interest expense	(44,171)	(45,550)	(85,789)	(90,300)
Provision for income taxes	(10,767)	(1,092)	(24,110)	(7,164)
Net income	$28,362	$7,430	$62,011	$23,551
Per Share Data:
Basic earnings per share	$0.95	$0.25	$2.09	$0.78
Diluted earnings per share	$0.95	$0.25	$2.07	$0.78
Dividends paid	$0.25	$0.22	$0.50	$0.44
Book value at period end
Average common shares outstanding	29,719	29,754	29,723	30,074
Average diluted common shares outstanding	29,904	29,883	29,904	30,203
Shares outstanding at period end			29,716	29,759
At period end:
Loans			4,944,894	4,801,405
Total investment securities			2,103,575	1,353,728
Total assets			8,170,365	7,360,071
Total deposits			6,992,053	6,248,258
Other borrowings			40,559	38,544
Shareholders’ equity			966,780	885,686
Financial Ratios:
During the period:
Return on average assets (annualized)	1.40%	0.43%	1.57%	0.70%
Return on average equity (annualized)	11.85%	3.39%	13.16%	5.28%
Net interest margin(1) (annualized)	3.58%	4.10%	3.66%	4.22%
Efficiency ratio	53.19%	59.69%	51.81%	59.82%
Average equity to average assets	11.81%	12.53%	11.93%	13.22%
At end of period:
Equity to assets			11.83%	12.03%
Total capital to risk-adjusted assets			15.31%	15.13%
(1) Fully taxable equivalent (FTE)
The Company announced net income of $28,362,000 for the quarter ended June 30, 2021, compared to $33,649,000 and $7,430,000 during the quarters ended March 31, 2021 and June 30, 2020, respectively. Diluted earnings per share were $0.95, $1.13 and $0.25 for the quarters ended June 30, 2021, March 31, 2021 and June 30, 2020, respectively.
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

Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended
(in thousands)	June 30, 2021	March 31, 2021	$ Change	% Change
Interest income	$68,479	$67,916	$563	0.8%
Interest expense	(1,396)	(1,476)	80	(5.4)%
Fully tax-equivalent adjustment (FTE) (1)	255	277	(22)	(7.9)%
Net interest income (FTE)	$67,338	$66,717	$621	0.9%
Net interest margin (FTE)	3.58%	3.74%

Acquired loans discount accretion, net:
Amount (included in interest income)	$2,566	$1,712	$854
Net interest margin less effect of acquired loan discount accretion(1)	3.44%	3.64%		(0.20)%
PPP loans yield, net:
Amount (included in interest income)	$3,179	$5,863	$(2,684)
Net interest margin less effect of PPP loan yield (1)	3.61%	3.59%		0.02%
Acquired loans discount accretion and PPP loan yield, net: (1)
Amount (included in interest income)	$5,745	$7,575	$(1,830)
Net interest margin less effect of acquired loan discount accretion and PPP loan yield (1)	3.47%	3.49%		(0.02)%

	Three months ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Interest income	$68,479	$67,148	$1,331	2.0%
Interest expense	(1,396)	(2,489)	1,093	(43.9)%
Fully tax-equivalent adjustment (FTE) (1)	255	286	(31)	(10.8)%
Net interest income (FTE)	$67,338	$64,945	$2,393	3.7%
Net interest margin (FTE)	3.58%	4.10%

Acquired loans discount accretion, net:
Amount (included in interest income)	$2,566	$2,587	$(21)
Net interest margin less effect of acquired loan discount accretion(1)	3.44%	3.94%		(0.50)%
PPP loans yield, net:
Amount (included in interest income)	$3,179	$2,356	$823
Net interest margin less effect of PPP loan yield (1)	3.61%	4.14%		(0.53)%
Acquired loans discount accretion and PPP loan yield, net: (1)
Amount (included in interest income)	$5,745	$4,943	$802
Net interest margin less effect of acquired loan discount accretion and PPP loan yield (1)	3.47%	3.98%		(0.51)%

	Six months ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Interest income	$136,395	$133,665	$2,730	2.0%
Interest expense	(2,872)	(5,814)	2,942	(50.6)%
Fully tax-equivalent adjustment (FTE) (1)	532	557	(25)	(4.5)%
Net interest income (FTE)	$134,055	$128,408	$5,647	4.4%
Net interest margin (FTE)	3.66%	4.22%

Acquired loans discount accretion, net:
Amount (included in interest income)	$4,278	$4,335	$(57)
Net interest margin less effect of acquired loan discount accretion(1)	3.54%	4.08%		(0.54)%
PPP loans yield, net:
Amount (included in interest income)	$9,042	$2,356	$6,686
Net interest margin less effect of PPP loan yield (1)	3.59%	4.25%		(0.66)%
Acquired loans discount accretion and PPP loan yield, net:
Amount (included in interest income)	$13,320	$6,691	$6,629
Net interest margin less effect of acquired loans discount and PPP loan yield (1)	3.46%	4.11%		(0.65)%
(1)Certain information included herein is presented on a fully tax-equivalent (FTE) basis and/or to present additional financial details which may be desired by users of this financial information. The Company believes the use of this non-generally accepted accounting principles (non-GAAP) measure provides additional clarity in assessing its results, and the presentation of these measures is a common practice within the banking industry.
Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or accreted (added to) interest income over the remaining life of the loan. Generally, as time goes on, the effects of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining unaccreted discount or unamortized premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. As a result of the decrease in interest rates, the prepayment rate of portfolio loans, inclusive of those acquired at a premium or discount, increased during the second quarter of 2021. During the three months ended June 30, 2021, March 31, 2021, and June 30, 2020, purchased loan discount accretion was $2,566,000, $1,712,000, and $2,587,000, respectively.

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

	For the three months ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans, excluding PPP	$4,646,188	$57,125	4.93%	$4,363,481	$56,053	5.23%
PPP loans	332,277	3,179	3.84%	292,569	2,356	3.24%
Investment securities - taxable	1,875,056	7,189	1.54%	1,251,873	7,689	2.47%
Investment securities - nontaxable(1)	132,034	1,106	3.36%	119,860	1,238	4.15%
Total investments	2,007,090	8,295	1.66%	1,371,733	8,927	2.62%
Cash at Federal Reserve and other banks	559,026	135	0.10%	338,082	98	0.12%
Total interest-earning assets	7,544,581	68,734	3.65%	6,365,865	67,434	4.26%
Other assets	584,093			661,870
Total assets	$8,128,674			$7,027,735
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,490,247	$77	0.02%	$1,293,007	$64	0.02%
Savings deposits	2,316,889	308	0.05%	1,968,374	644	0.13%
Time deposits	324,867	443	0.55%	409,242	1,105	1.09%
Total interest-bearing deposits	4,132,003	828	0.08%	3,670,623	1,813	0.20%
Other borrowings	40,986	5	0.05%	26,313	4	0.06%
Junior subordinated debt	57,788	563	3.91%	57,372	672	4.71%
Total interest-bearing liabilities	4,230,777	1,396	0.13%	3,754,308	2,489	0.27%
Noninterest-bearing deposits	2,811,078			2,266,671
Other liabilities	126,674			126,351
Shareholders’ equity	960,145			880,405
Total liabilities and shareholders’ equity	$8,128,674			$7,027,735
Net interest spread(2)			3.52%			3.99%
Net interest income and interest margin(3)		$67,338	3.58%		$64,945	4.10%
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
Net interest income (FTE) during the three months ended June 30, 2021 increased $2,393,000 or 3.7% to $67,338,000 compared to $64,945,000 for the quarter ended June 30, 2020. Over the same period, net interest margin decreased 52 basis points to 3.58% as compared to 4.10% in the comparative 2020 period. The 52 basis point decrease is primarily attributed to a 30 basis point decrease in non-PPP loan yields, which yielded 4.93% as of June 30, 2021 as compared to 5.23% for the quarter ended June 30, 2020.
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

ANALYSIS OF CHANGE IN NET INTEREST MARGIN ON EARNING ASSETS
(unaudited, dollars in thousands)

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Loans, excluding PPP	$4,527,329	$111,698	4.98%	$4,346,419	$112,311	5.20%
PPP loans	344,011	9,042	5.30%	146,285	2,356	3.24%
Investments-taxable	1,763,140	13,583	1.55%	1,235,672	16,261	2.65%
Investments-nontaxable (1)	128,564	2,306	3.62%	118,992	2,413	4.08%
Total investments	1,891,704	15,889	1.69%	1,354,664	18,674	2.77%
Cash at Federal Reserve and other banks	629,952	298	0.10%	266,752	881	0.66%
Total earning assets	7,392,996	136,927	3.73%	6,114,120	134,222	4.41%
Other assets, net	575,138			653,006
Total assets	$7,968,134			$6,767,126
Liabilities and shareholders’ equity
Interest-bearing demand deposits	$1,461,377	$153	0.02%	$1,269,452	$233	0.04%
Savings deposits	2,272,830	637	0.06%	1,918,918	1,706	0.18%
Time deposits	330,703	975	0.59%	419,638	2,425	1.16%
Total interest-bearing deposits	4,064,910	1,765	0.09%	3,608,008	4,364	0.24%
Other borrowings	36,870	9	0.05%	24,552	9	0.07%
Junior subordinated debt	57,739	1,098	3.83%	57,324	1,441	5.06%
Total interest-bearing liabilities	4,159,519	2,872	0.14%	3,689,884	5,814	0.32%
Noninterest-bearing deposits	2,734,922			2,059,242
Other liabilities	123,233			123,481
Shareholders’ equity	950,460			894,519
Total liabilities and shareholders’ equity	$7,968,134			$6,767,126
Net interest rate spread (1) (2)			3.59%			4.09%
Net interest income and margin (1) (3)		$134,055	3.66%		$128,408	4.22%
(1)Fully taxable equivalent (FTE). All yields and rates are calculated using specific day counts for the period and year as applicable.
(2)Net interest spread is the average yield earned on interest-earning assets minus the average rate paid on interest-bearing liabilities.
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

	Three months ended June 30, 2021 compared with three months ended June 30, 2020
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans, including PPP	$6,780	$(4,885)	$1,895
Investment securities(1)	10,515	(11,147)	(632)
Cash at Federal Reserve and other banks	66	(29)	37
Total interest-earning assets	17,361	(16,061)	1,300
Increase (decrease) in interest expense:
Interest-bearing demand deposits	10	3	13
Savings deposits	113	(449)	(336)
Time deposits	(230)	(432)	(662)
Other borrowings	2	(1)	1
Junior subordinated debt	5	(114)	(109)
Total interest-bearing liabilities	(100)	(993)	(1,093)
Increase (decrease) in net interest income	$17,461	$(15,068)	$2,393

	Six months ended June 30, 2021 compared with six months ended June 30, 2020
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans, including PPP	$9,845	$(3,772)	$6,073
Investment securities(1)	18,071	(20,856)	(2,785)
Cash at Federal Reserve and other banks	1,199	(1,782)	(583)
Total interest-earning assets	29,115	(26,410)	2,705
Increase (decrease) in interest expense:
Interest-bearing demand deposits	77	(157)	(80)
Savings deposits	637	(1,706)	(1,069)
Time deposits	(1,032)	(418)	(1,450)
Other borrowings	9	(9)	—
Junior subordinated debt	21	(364)	(343)
Total interest-bearing liabilities	(288)	(2,654)	(2,942)
Increase (decrease) in net interest income	$29,403	$(23,756)	$5,647

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
Net interest income (FTE) during the three months ended June 30, 2021 increased $2,393,000 or 3.7% to $67,338,000 compared to $64,945,000 during the three months ended June 30, 2020. The overall increase in net interest income (FTE) was due to an increase in average loan volume, including PPP, and related income earned on loans, which net of the impact of declining yields resulted in a change totaling $1,895,000. Declining interest rates also continued to benefit the interest expense on deposits, resulting in a decrease of $985,000 in related costs. As an offset, depressed interest rates on investment securities continue to incentive pre-payment on existing debt and promote new debt issuances being purchased with lower coupon yields, resulting in a decline of $632,000 in yield during the period.

Net interest income (FTE) during the six months ended June 30, 2021 increased $5,647,000 or 4.4% to $134,055,000 compared to $128,408,000 during the six months ended June 30, 2020. The overall increase in net interest income (FTE) was due to an increase in average loan volume, including PPP, and related income earned on loans, totaling $6,073,000. Declining interest rates also continued to benefit the yield expense on deposits, resulting in a decrease of $2,559,000 in related expense. As an offset, depressed interest rates on investment securities continue to incentive pre-payment on existing debt and promote new debt issuances being purchased with lower coupon yields, resulting in a decline of $2,785,000 in yield during the period.

Asset Quality and Loan Loss Provisioning
During the three months ended June 30, 2021, the Company recorded a reversal of provision for credit losses of $260,000, as compared to a reversal of provision for credit losses of $6,060,000 during the trailing quarter, and a provision expense of $22,244,000 during the second quarter of 2020.
The following table presents details of the provision for credit losses for the periods indicated:

	Three months ended
(in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Addition to (reversal of) allowance for credit losses	$(145)	$(6,240)	$4,450	$7,649	$22,089
Addition to (reversal of) unfunded loan commitments	(115)	180	400	—	155
Total provision for credit losses	$(260)	$(6,060)	$4,850	$7,649	$22,244

	Six months ended
(in thousands)	June 30, 2021	June 30, 2020
Addition to (reversal of) allowance for credit losses	$(6,385)	$30,089
Addition to (reversal of) unfunded loan commitments	65	224
Total provision for credit losses	$(6,320)	$30,313

The allowance for credit losses (ACL) was $86,062,000 as of June 30, 2021, a net increase of $121,000 over the immediately preceding quarter. The reversal of allowance for credit losses of $145,000 was necessary as the net recoveries totaling $266,000 during the quarter were in excess of the required changes in quantitative and qualitative reserve components. More specifically, the portfolio-wide qualitative indicator associated with the forecast levels of US unemployment reduced the required credit reserves by $2,294,000, while the qualitative factors associated with portfolio concentration risks, stemming from second quarter loan growth, added approximately $1,708,000 to the credit expense on loans as of June 30, 2021.
The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and included significant shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date. Management noted that the majority of economic forecasts utilized in the ACL calculation seem to have rebounded slightly in the current quarter, coinciding with the widespread availability of vaccines, continued easing of occupancy and social distancing restrictions, and continued government stimulus efforts.
Loans past due 30 days or more decreased by $1,258,000 during the quarter ended June 30, 2021 to $9,292,000, as compared to $10,550,000 at March 31, 2021. Non-performing loans were $32,705,000 at June 30, 2021, an increase of $3,764,000 and $11,975,000, respectively, from $28,941,000 and $20,730,000 as of March 31, 2021, and June 30, 2020, respectively.
The following table illustrates the total loans by risk rating and their respective percentage of total loans for the periods presented.

	June 30,	% of Total Loans	March 31,	% of Total Loans	December 31,	% of Total Loans
(in thousands)	2021		2021		2020
Risk Rating:
Pass	$4,756,379	96.2%	$4,765,180	95.9%	$4,556,870	95.7%
Special Mention	130,234	2.6%	143,677	2.9%	157,191	3.3%
Substandard	58,281	1.2%	58,120	1.2%	49,066	1.0%
Total	$4,944,894		$4,966,977		$4,763,127

Classified loans to total loans	1.18%		1.17%		1.03%
Loans past due 30+ days to total loans	0.19%		0.19%		0.14%
The Company's loan portfolio for non-classified loans (loans graded special mention or better) remains consistent for the quarter ended June 30, 2021, as compared to the trailing quarter March 31, 2021, representing 98.8% of total loans outstanding, respectively. Loans risk graded special mention decreased by approximately $13,445,000 during the quarter ended June 30, 2021 as compared to the trailing quarter, while loans risk graded substandard increased modestly by $161,000 over the same period. The reduction in special mention risk graded credits was largely the result of two relationships being upgraded, totaling $9,747,000. The total balance of substandard risk graded credits remained consistent as of the current and trailing quarters; although, the Company did benefit from the payoff of one credit, which was subsequently offset by a separate credit that was downgraded to substandard.

There was one addition to other real estate owned totaling approximately $101,000 during the quarter ended June 30, 2021 and there was one sale for proceeds of approximately $184,000, which generated a net gain of $15,000 for the quarter. As of June 30, 2021, other real estate owned consisted of six properties with a carrying value of approximately $2,248,000.

Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended June 30,
(in thousands)	2021	2020	$ Change	% Change
ATM and interchange fees	$6,558	$5,165	$1,393	27.0%
Service charges on deposit accounts	3,462	3,046	416	13.7%
Other service fees	914	734	180	24.5%
Mortgage banking service fees	467	459	8	1.7%
Change in value of mortgage servicing rights	(471)	(1,236)	765	(61.9)%
Total service charges and fees	10,930	8,168	2,762	33.8%
Increase in cash value of life insurance	745	710	35	4.9%
Asset management and commission income	947	661	286	43.3%
Gain on sale of loans	2,847	1,736	1,111	64.0%
Lease brokerage income	249	127	122	96.1%
Sale of customer checks	116	88	28	31.8%
Gain on sale of investment securities	—	—	—	n/a
Gain on marketable equity securities	8	25	(17)	(68.0)%
Other	115	142	(27)	(19.0)%
Total other non-interest income	5,027	3,489	1,538	44.1%
Total non-interest income	$15,957	$11,657	$4,300	36.9%
Non-interest income increased $4,300,000 or 36.9% to $15,957,000 during the three months ended June 30, 2021, compared to $11,657,000 during the comparable 2020 quarter. Following the relaxed social distancing guidelines, increased debit card usage benefited ATM and interchange fees, increasing by $1,393,000, during the recent quarter ended. Additionally, changes in the value of mortgage servicing rights and gain on sale of mortgage loans improved by $765,000 and $1,111,000, respectively, during the three months ended June 30, 2021 as compared to the equivalent period in 2020.
The following table presents the key components of non-interest income for the current and prior year periods indicated:

	Six months ended June 30,
(in thousands)	2021	2020	$ Change	% Change
ATM and interchange fees	$12,419	$10,276	$2,143	20.9%
Service charges on deposit accounts	6,731	7,092	(361)	(5.1)%
Other service fees	1,785	1,492	293	19.6%
Mortgage banking service fees	930	928	2	0.2%
Change in value of mortgage servicing rights	(459)	(2,494)	2,035	(81.6)%
Total service charges and fees	21,406	17,294	4,112	23.8%
Increase in cash value of life insurance	1,418	1,430	(12)	(0.8)%
Asset management and commission income	1,781	1,577	204	12.9%
Gain on sale of loans	6,094	2,627	3,467	132.0%
Lease brokerage income	359	320	39	12.2%
Sale of customer checks	235	212	23	10.8%
Gain on sale of investment securities	—	—	—	n/m
Gain (loss) on marketable equity securities	(45)	72	(117)	(162.5)%
Other	819	(55)	874	(1,589.1)%
Total other non-interest income	10,661	6,183	4,478	72.4%
Total non-interest income	$32,067	$23,477	$8,590	36.6%
Non-interest income increased $8,590,000 or 36.6% to $32,067,000 during the six months ended June 30, 2021, compared to $23,477,000 during the comparable period in 2020. Following the relaxed social distancing guidelines, increased debit card usage benefited ATM and interchange fees, increasing by $2,143,000, during the most recent six months period ended. Additionally, changes in the value of mortgage servicing rights and gain on sale of mortgage loans improved by $2,035,000 and $3,467,000, respectively, during the six months ended June 30, 2021 as compared to the equivalent period in 2020.

Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated:

	Three months ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Base salaries, net of deferred loan origination costs	$17,537	$17,277	$260	1.5%
Incentive compensation	4,322	2,395	1,927	80.5%
Benefits and other compensation costs	5,222	7,383	(2,161)	(29.3)%
Total salaries and benefits expense	27,081	27,055	26	0.1%
Occupancy	3,700	3,398	302	8.9%
Data processing and software	3,201	3,657	(456)	(12.5)%
Equipment	1,207	1,350	(143)	(10.6)%
Intangible amortization	1,431	1,431	—	—%
Advertising	734	531	203	38.2%
ATM and POS network charges	1,551	1,210	341	28.2%
Professional fees	1,046	741	305	41.2%
Telecommunications	564	639	(75)	(11.7)%
Regulatory assessments and insurance	618	360	258	71.7%
Postage	124	283	(159)	(56.2)%
Operational losses	212	184	28	15.2%
Courier service	288	337	(49)	(14.5)%
Gain on sale or acquisition of foreclosed assets	(15)	(16)	1	(6.3)%
(Gain) loss on disposal of fixed assets	(426)	15	(441)	(2,940.0)%
Other miscellaneous expense	2,855	4,375	(1,520)	(34.7)%
Total other non-interest expense	17,090	18,495	(1,405)	(7.6)%
Total non-interest expense	$44,171	$45,550	$(1,379)	(3.0)%
Average full time equivalent staff	1,020	1,140	(120)	(10.5)%
Non-interest expense decreased by $1,379,000 or 3.0% to $44,171,000 during the three months ended June 30, 2021 as compared to $45,550,000 for the three months ended June 30, 2020. Benefits and other compensation expense decreased by $2,161,000 during the three months ended June 30, 2021, primarily due to improved long-term benefit obligation costs. Other miscellaneous expenses decreased by $1,520,000 during the three months ended June 30, 2021, due specifically to the absence of indirect loan documentation and administrative costs incurred in conjunction with the PPP loan program incurred during the three months ended June 30, 2020. A gain on disposal of fixed assets was recorded during the quarter totaling $426,000 related to the sale of a former retail branch building. Conversely, incentive compensation increased by $1,927,000 or 80.5% to $4,322,000 during the quarter ended June 30, 2021 as compared to the same period in 2020, due to the organic loan growth and strong overall Company performance during the quarter.

The following table presents the key components of non-interest income for the current and prior year periods indicated:

	Six months ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Base salaries, net of deferred loan origination costs	$33,048	$34,900	$(1,852)	(5.3)%
Incentive compensation	7,902	5,496	2,406	43.8%
Benefits and other compensation costs	11,461	13,931	(2,470)	(17.7)%
Total salaries and benefits expense	52,411	54,327	(1,916)	(3.5)%
Occupancy	7,426	7,273	153	2.1%
Data processing and software	6,403	7,024	(621)	(8.8)%
Equipment	2,724	2,862	(138)	(4.8)%
Intangible amortization	2,862	2,862	—	—%
Advertising	1,114	1,196	(82)	(6.9)%
ATM and POS network charges	2,797	2,583	214	8.3%
Professional fees	1,640	1,444	196	13.6%
Telecommunications	1,145	1,364	(219)	(16.1)%
Regulatory assessments and insurance	1,230	455	775	170.3%
Postage	322	573	(251)	(43.8)%
Operational losses	421	405	16	4.0%
Courier service	582	668	(86)	(12.9)%
Gain on sale or acquisition of foreclosed assets	(66)	(57)	(9)	15.8%
(Gain) loss on disposal of fixed assets	(426)	15	(441)	(2940.0)%
Other miscellaneous expense	5,204	7,306	(2,102)	(28.8)%
Total other non-interest expense	33,378	35,973	(2,595)	(7.2)%
Total non-interest expense	$85,789	$90,300	$(4,511)	(5.0)%
Average full-time equivalent staff	1,022	1,141	(119)	(10.4)%
Income Taxes
The Company’s effective tax rate was 28.0% for the six months ended June 30, 2021, as compared to 25.8% for the year ended December 31, 2020. The reduced effective tax rate in the prior year was made possible through the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provided the Company with an opportunity to file amended tax returns and generate proposed refunds of approximately $805,000. Other differences between the Company's effective tax rate and applicable federal and state statutory rates are due to the proportion of non-taxable revenue and low income housing tax credits as compared to the levels of pre-tax earnings.
Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. The following is a comparison of the quarterly change in certain assets and liabilities:

(in thousands)	As of June 30, 2021	As of December 31, 2020	$ Change	Annualized % Change
Ending balances
Total assets	$8,170,365	$7,639,529	$530,836	13.9%
Total loans	4,944,894	4,763,127	181,767	7.6%
Total PPP loans	239,592	326,770	(87,178)	(53.4)%
Total investments	2,103,575	1,719,102	384,473	44.7%
Total deposits	6,992,053	6,505,934	486,119	14.9%
Total noninterest-bearing deposits	2,843,783	2,581,517	262,266	20.3%
Total other borrowings	40,559	26,914	13,645	101.4%
Organic loan growth, excluding PPP, of $99,169,000 or 8.6% on an annualized basis was realized during the quarter ended June 30, 2021, primarily within commercial real estate. In addition, investment security growth was $140,795,000 or 28.7% on an annualized basis as excess liquidity continued to be put to use in higher yielding earning assets. Earning asset growth was funded by the continued growth of deposit balances which increased during the second quarter of 2021 by $128,653,000 or 7.5% annualized. SBA forgiveness outpaced new loan origination activity, resulting in a $22,083,000 or 1.8% annualized decrease in total loans during the second quarter as compared to the trailing quarter.

The following is a comparison of the year over year change in certain assets and liabilities:

	As of June 30,		$ Change	% Change
(in thousands)	2021	2020
Ending balances
Total assets	$8,170,365	$7,360,071	$810,294	11.0%
Total loans	4,944,894	4,801,405	143,489	3.0%
Total PPP loans	239,592	423,431	(183,839)	(43.4)%
Total investments	2,103,575	1,353,728	749,847	55.4%
Total deposits	6,992,053	6,248,258	743,795	11.9%
Total noninterest-bearing deposits	2,843,783	2,487,120	356,663	14.3%
Total other borrowings	40,559	38,544	2,015	5.2%
The PPP program generated significant increases in volume during the twelve months ended June 30, 2021 for both loan and deposit balances. Other forms of stimulus payments have further elevated deposit levels during the same period. While excess deposit proceeds are ratably being allocated to the purchase of investment securities with medium term durations to improve overall margin, we expect to maintain above average levels of liquidity through 2021, as the economic impacts of COVID-19 and amount of future stimulus both remain uncertain. Investment securities increased to $2,103,575,000 at June 30, 2021, a change of $749,847,000 or 55.4% from $1,353,728,000 at June 30, 2020.
Investment Securities
Investment securities available for sale increased $433,304,000 to $1,847,568,000 as of June 30, 2021, compared to December 31, 2020. This increase is primarily supported by deposit growth and available cash reserves. There were no sales of investment securities during the three and six months ended June 30, 2021 and 2020, respectively.
The following table presents the available for sale debt securities portfolio by major type as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$1,133,416	61.3%	$812,374	57.4%
Obligations of states and political subdivisions	146,924	8.0%	129,095	9.1%
Corporate bonds	2,556	0.1%	2,544	0.2%
Asset backed securities	564,672	30.6%	470,251	33.3%
Total debt securities available for sale	$1,847,568	100.0%	$1,414,264	100.0%

	June 30, 2021		December 31, 2020
(in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$226,925	96.2%	$273,667	96.2%
Obligations of states and political subdivisions	8,853	3.8%	10,896	3.8%
Total debt securities held to maturity	$235,778	100.0%	$284,563	100.0%
Investment securities held to maturity decreased $48,785,000 to $235,778,000 as of June 30, 2021, as compared to December 31, 2020. This decrease is attributable to calls and principal repayments of $48,269,000, and amortization of net purchase premiums of $2,855,000.
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
The following table shows the Company’s loan balances, net deferred loan costs and discounts, as of the dates indicated:

(in thousands)	June 30, 2021		December 31, 2020
Commercial real estate	$3,194,336	64.60%	$2,951,902	61.97%
Consumer	1,050,609	21.25%	952,108	19.99%
Commercial and industrial	452,069	9.14%	526,327	11.05%
Construction	200,714	4.06%	284,842	5.98%
Agriculture production	41,967	0.85%	44,164	0.93%
Leases	5,199	0.11%	3,784	0.08%
Total loans	$4,944,894	100.0%	$4,763,127	100.0%

As of June 30, 2021, the total gross balance outstanding of PPP loans was $248,582,000 as compared to total PPP originations of $640,410,000. In connection with the origination of these loans, the Company earned approximately $25,299,000 in loan fees, offset by deferred loan costs of approximately $1,245,000, the net of which will be recognized over the earlier of loan maturity (between 24-60 months), repayment or receipt of forgiveness confirmation. As of June 30, 2021 there was approximately $8,990,000 in net deferred fee income remaining to be recognized. During the three and six months ended June 30, 2021, the Company recognized $2,344,000 and $7,304,000, respectively in fees on PPP loans.
Nonperforming Assets
The following tables set forth the amount of the Company’s nonperforming assets ("NPA") as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(in thousands)	June 30, 2021	December 31, 2020
Performing nonaccrual loans	$25,307	$22,896
Nonperforming nonaccrual loans	7,398	3,968
Total nonaccrual loans	32,705	26,864
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	32,705	26,864
Foreclosed assets	2,247	2,844
Total nonperforming assets	$34,952	$29,708
Nonperforming assets to total assets	0.44%	0.39%
Nonperforming loans to total loans	0.66%	0.56%
Allowance for credit losses to nonperforming loans	274%	342%

Changes in nonperforming assets during the three months ended June 30, 2021

(in thousands)	Balance at March 31, 2021	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades		Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at June 30, 2021
Commercial real estate:
CRE non-owner occupied	$7,000	1,833	(318)		—	—	$8,515
CRE owner occupied	3,762	2,134	(286)		—	—	5,610
Multifamily	—	171	—		—	—	171
Farmland	1,431	—	(85)		—	—	1,346
Total commercial real estate loans	12,193	4,138	(689)		—	—	15,642
Consumer
SFR 1-4 1st DT liens	4,996	23	(793)		—	102	4,328
SFR HELOCs and junior liens	5,142	292	(830)		—	—	4,604
Other	103	30	(8)		(12)	—	113
Total consumer loans	10,241	345	(1,631)		(12)	102	9,045
Commercial and industrial	2,019	1,985	(88)		(301)		3,615
Construction	4,483	—	(81)		—	—	4,402
Agriculture production	5	—	(5)		—	—	—
Leases	—	—	—		—	—	—
Total nonperforming loans	28,941	6,468	(2,494)		(313)	102	32,704
Foreclosed assets	2,309	—	(61)		—	—	2,248
Total nonperforming assets	$31,250	6,468	(2,555)	—	(313)	102	$34,952
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the three months ended June 30, 2021 by $3,702,000 (11.8%) to $34,952,000 at June 30, 2021 compared to $31,250,000 at March 31, 2021. The increase in nonperforming assets during the second quarter of 2021 was primarily the result of new nonperforming loans of $6,468,000, which were partially offset by pay-downs of $2,555,000 and write-downs of $313,000.
Non performing loans added during the second quarter of 2021 were primarily within commercial real estate, with non-owner occupied adding $1,833,000 and owner occupied contributing $2,134,000 . Management believes these loans are well-secured as of June 30, 2021. Further, management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the specific loan loss reserves associated with these loans is sufficient as of June 30, 2021.
Loan charge-offs during the three months ended June 30, 2021
In the second quarter of 2021, the Company recorded $313,000 in loan charge-offs and $74,000 in deposit overdraft charge-offs less $623,000 in loan recoveries and $30,000 in deposit overdraft recoveries, which collectively resulted in $266,000 of net recoveries. Loan charge-offs were not concentrated within any single loan or borrower relationship and were comprised entirely of individual charges of less than $100,000 each.

Changes in nonperforming assets during the six months ended June 30, 2021

(in thousands)	Balance at December 31, 2020	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades		Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at June 30, 2021
Commercial real estate:
CRE non-owner occupied	$3,110	5,776	(371)		—	—	$8,515
CRE owner occupied	4,061	2,135	(586)		—	—	5,610
Multifamily	—	171	—		—	—	171
Farmland	1,538	—	(192)		—	—	1,346
Total commercial real estate loans	8,709	8,082	(1,149)		—	—	15,642
Consumer
SFR 1-4 1st DT liens	5,093	44	(911)		—	102	4,328
SFR HELOCs and junior liens	6,148	644	(2,188)		—	—	4,604
Other	167	91	(8)		(137)	—	113
Total consumer loans	11,408	779	(3,107)		(137)	102	9,045
Commercial and industrial	2,183	2,448	(682)		(334)	—	3,615
Construction	4,546	—	(144)		—	—	4,402
Agriculture production	18	—	(18)		—	—	—
Leases	—	—	—		—	—	—
Total nonperforming loans	26,864	11,309	(5,100)		(471)	102	32,704
Foreclosed assets	2,844	—	(596)		—	—	2,248
Total nonperforming assets	$29,708	11,309	(5,696)	—	(471)	102	$34,952
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the six months ended June 30, 2021 by $5,244,000 (17.7%) to $34,952,000 at June 30, 2021 compared to $29,708,000 at December 31, 2020. The increase in nonperforming assets during the first half of 2021 was primarily the result of new nonperforming loans of $11,309,000, which were partially offset by pay-downs of $5,696,000 and write-downs of $471,000.
Loan charge-offs during the six months ended June 30, 2021
During the six months ended June 30, 2021, the Company recorded $471,000 in loan charge-offs and $142,000 in deposit overdraft charge-offs less $1,149,000 in loan recoveries and $64,000 in deposit overdraft recoveries, which collectively resulted in $600,000 of net recoveries. Loan charge-offs were not concentrated within any single loan or borrower relationship and were comprised entirely of individual charges of less than $100,000 each.
The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses as of the dates indicated:

(in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Allowance for credit losses:
Qualitative and forecast factor allowance	$58,118	$56,500	$61,935	$56,393	$48,548
Cohort model allowance reserves	26,237	27,959	28,462	30,373	30,061
Total allowance for credit losses	84,355	84,459	90,397	86,766	78,609
Allowance for individually evaluated loans	1,707	1,482	1,450	809	1,130
Allowance for PCD loan losses	—	—	—	—	—
Total allowance for credit losses	$86,062	$85,941	$91,847	$87,575	$79,739
Allowance for credit losses for loans / Total loans	1.74%	1.73%	1.93%	1.81%	1.66%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. Based on the current conditions of the loan portfolio, management believes that the $86,062,000 allowance for loan losses at June 30, 2021 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for loan losses as of the dates indicated:

	June 30, 2021		December 31, 2020		June 30, 2020
Commercial real estate	$51,637	60.0%	53,693	58.5%	$44,850	56.2%
Consumer	23,950	27.8%	25,148	27.4%	23,165	29.1%
Commercial and industrial	4,511	5.2%	4,252	4.6%	4,018	5.0%
Construction	4,951	5.8%	7,540	8.2%	6,775	8.5%
Agriculture production	1,007	1.2%	1,209	1.3%	919	1.2%
Leases	6	—%	5	—%	12	0.02%
Total allowance for credit losses	$86,062	100.0%	91,847	100.0%	$79,739	100.0%
The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

	June 30, 2021		December 31, 2020		June 30, 2020
Commercial real estate	$3,194,336	1.62%	$2,951,902	1.82%	$2,905,485	1.54%
Consumer	1,050,609	2.27%	952,108	2.62%	945,669	2.45%
Commercial and industrial	452,069	1.00%	526,327	0.81%	634,481	0.63%
Construction	200,714	2.47%	284,842	2.65%	278,566	2.43%
Agriculture production	41,967	2.40%	44,164	2.74%	35,441	0.26%
Leases	5,199	0.12%	3,784	0.13%	1,763	0.68%
Total loans	$4,944,894	1.74%	$4,763,127	1.93%	$4,801,405	1.66%

The following table summarizes the activity in the allowance for credit losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Allowance for credit losses:
Balance at beginning of period	$85,941	$57,911	$91,847	$30,616
Impact of adoption from ASU 2016-13	—	—	—	18,913
Provision for (reversal of) loan losses	(145)	22,089	(6,385)	30,089
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—	—	—
CRE owner occupied	—	—	—	—
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	(11)	—	(11)
SFR HELOCs and junior liens	—	(23)	—	(23)
Other	(86)	(243)	(279)	(373)
Commercial and industrial	(301)	(214)	(334)	(594)
Construction	—	—	—	—
Agriculture production	—	—	—	—
Leases	—	—	—	—
Total loans charged-off	(387)	(491)	(613)	(1,001)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	—	5	2	193
CRE owner occupied	—	4	1	9
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
Home equity lines	1	2	11	412
Home equity loans	512	92	797	140
Other consumer	59	72	165	167
Commercial and industrial	79	55	215	181
Construction	—	—	—	—
Agriculture production	2	—	22	20
Leases	—	—	—	—
Total recoveries of previously charged-off loans	653	230	1,213	1,122
Net (charge-offs) recoveries	266	(261)	600	121
Balance at end of period	$86,062	$79,739	$86,062	$79,739
Average total loans	$4,646,188	$4,656,050	$4,527,329	$4,492,704
Ratios (annualized):
Net recoveries (charge-offs) during period to average loans outstanding during period	0.02%	(0.02)%	0.03%	0.01%
Provision for credit losses (benefit from reversal of) to average loans outstanding during period	(0.01)%	1.90%	(0.28)%	1.34%

Foreclosed Assets, Net of Allowance for Losses
The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses, for the six months ended June 30, 2021:

(in thousands)	Balance at December 31, 2020	Sales	Valuation Adjustments	Transfers from Loans	Balance at June 30, 2021
Land & construction	$154	$—	$—	$—	$154
Residential real estate	1,507	(710)	11	102	910
Commercial real estate	1,183	—	—	—	1,183
Total foreclosed assets	$2,844	$(710)	$11	$102	$2,247

Deposits
During the three and six months ended June 30, 2021, the Company’s deposits increased by $128,653,000 and $486,119,000, respectively, to $6,992,053,000 at quarter ended. Included in the June 30, 2021 and December 31, 2020 certificate of deposit balances are $10,000,000, respectively, from the State of California. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company.
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
On February 25, 2021 the Board of Directors approved the authorization to repurchase up to 2,000,000 shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the program is subject to change. The 2021 Repurchase Plan has no expiration date (in accordance with applicable laws and regulations) and during the three and six month periods June 30, 2021, the Company repurchased 45,354 shares with a market value of $2,101,000, respectively.
In connection with approval of the 2021 Repurchase Plan, the Company’s previous repurchase program adopted on November 12, 2019 (the 2019 Repurchase Plan) was terminated. Under the 2019 Repurchase Plan, during the six months ended June 30, 2021, the Company repurchased 223 shares with a market value of approximately $8,000. The Company repurchased 858,717 shares during 2020.
The Company’s primary capital resource is shareholders’ equity, which totaled $966,780,000 at June 30, 2021. This amount represents an increase of $24,241,000 during the quarter ended June 30, 2021, primarily as a result of net income of $28,362,000, plus an increase in accumulated other comprehensive income of $5,206,000, offset by $7,430,000 in cash dividends paid on common stock. The Company’s ratio of equity to total assets was 11.8% and 12.1% as of June 30, 2021 and December 31, 2020, respectively. We believe that the Company and the Bank were in compliance with applicable minimum capital requirements set forth in the final Basel III Capital rules as of June 30, 2021. The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	June 30, 2021		December 31, 2020
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total risk based capital	15.3%	10.5%	15.2%	10.5%
Tier I capital	14.1%	8.5%	14.0%	8.5%
Common equity Tier 1 capital	13.0%	7.0%	12.9%	7.0%
Leverage	9.9%	4.0%	9.9%	4.0%
See Note 8 and Note 14 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

As of June 30, 2021, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with current and prospective covenants in credit agreements.
Liquidity
The Company’s principal source of asset liquidity is cash at the Federal Reserve Bank of San Francisco (“Federal Reserve”) and other banks and marketable investment securities available for sale. As of June 30, 2021, Federal Reserve cash reserve ratios continue to be temporarily reduced to zero as a response to the COVID-19 pandemic. The Company’s profitability during the first six months of 2021 generated cash flows from operations of $58,806,000 compared to $63,705,000 during the first six months of 2020. Net cash used by investing activities was $570,986,000 for the six months ended June 30, 2021, compared to net cash from investing activities of $497,490,000 during the six months ending 2020. Financing activities provided $482,369,000 during the six months ended June 30, 2021, compared to $863,130,000 used during the six months ended June 30, 2020. Deposit balance changes increased available liquidity by $486,119,000 during the six months ended June 30, 2021, compared to a decrease of $881,264,000 for financing activity during the same period in 2020. Dividends paid used $14,862,000 and $13,208,000 of cash during the six months ended June 30, 2021 and 2020, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates occurring subsequent to December 31, 2020, the following update of the Company’s assessment of market risk as of June 30, 2021 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2020.
During the quarter ended June 30, 2021, market interest rates, including many rates that serve as reference indices for variable rate loans, showed signs of upward improvement during April and May before ultimately retreating in June of 2021. This prolonged retraction in rates continues to apply downward pressure on the portfolio. Furthermore, management believes that excess liquidity, which when combined with the federal government's continued balance sheet growth and purchase of mortgage-backed agency securities, continues to create limited opportunities for financial institutions to acquire earning assets at yields that are considered neutral or favorable to historical levels of net interest margin.
As of June 30, 2021, the Company's loan portfolio consisted of approximately $4.94 billion in outstanding principal with a weighted average coupon rate of 4.25%, inclusive of the PPP program loans. Excluding PPP loans, the Company's loan portfolio has approximately $4.70 billion outstanding with a weighted average coupon rate of 4.42% as of June 30, 2021. Included in the June 30, 2021 loan total, exclusive of PPP loans, are variable rate loans totaling $3.06 billion of which 88.9% or $2.72 billion were at their floor rate. The remaining variable rate loans totaling $340.0 million, which carried a weighted average coupon rate of 4.89% as of June 30, 2021, are subject to further rate adjustment. If those remaining variable rate loans were to collectively, through future rate adjustments, be reduced to their respective floors, they would have a weighted average coupon rate of approximately 4.29% which would result in the reduction of the weighted average coupon rate of the total loan portfolio, exclusive of PPP loans, from 4.42% to approximately 4.38%.
Management funds the acquisition of nearly all of its earning assets through its core deposit gathering activities. As of June 30, 2021, non-interest bearing deposits represented 40.7% of total deposits. Further, during the quarter ended June 30, 2021, the cost of interest bearing deposits were 0.08% and the cost of total deposits were 0.05%. Under the assumption that the Company will not introduce a negative rate environment to its customer base and that rates will not increase, management anticipates that future decreases in loan yields are more likely than not to decline more rapidly than decreases in deposit costs and thus continue to put downward pressures on net interest margin. With the intent of stabilizing or increasing net interest income, management intends to continue to deploy its excess liquidity and seek to migrate certain earning assets into higher yielding categories (from investment securities and into loans, for example).
As of June 30, 2021 the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was less than 1.00%. Based on the historical nature of these rates in the United States not falling below zero, management believes that a shock scenario that reduces interest rates below zero would not provide meaningful results and therefore, have not been modeled. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous shock scenario over a twelve month period utilizing the Company's specific mix of interest earning assets and interest bearing liabilities as of June 30, 2021.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+200 (shock)	3.4%	18.7%
+100 (shock)	1.6%	11.9%
+ 0 (flat)	—	—
-100 (shock)	3.8%	31.5%
-200 (shock)	nm	nm

Item 4.    Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.
During the three months ended June 30, 2021, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The risk factors set forth in our 2020 Form 10-K are updated by the following risks:

Risks Related to our Pending Acquisition

Our ability to complete the proposed acquisition of Valley is subject to the receipt of approval from various regulatory agencies.

Prior to the transactions contemplated in the Valley acquisition agreement being consummated, the Company and Valley must obtain certain regulatory approvals, including approvals of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the California Department of Investor Protection and Innovation. The terms and conditions of the approvals that are granted may impose conditions, limitations, obligations or costs, or place restrictions on the conduct of the Company or its business following the acquisition, or require changes to the terms of the transactions completed by the Valley acquisition agreement. There can be no assurance that the regulators will not impose any such conditions, obligations or restrictions; and that such conditions, limitations, obligations or restrictions will not have the effect of delaying or preventing completion of any of the transactions contemplated by the Valley acquisition agreement, imposing additional material costs on or materially limiting the revenues of the Company following the acquisition or otherwise reduce the anticipated benefits of the acquisition if the acquisition was consummated successfully within the expected timeframe, any of which might have an adverse effect on the Company following the acquisition.

We face risks and uncertainties related to our proposed acquisitions of Valley.

Uncertainty about the effect of the proposed acquisition on personnel and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain, and motivate key personnel until the acquisition is consummated and for a period of time thereafter, and could cause customers and others that deal with us to seek to change their existing business relationships with us. Employee retention may be particularly challenging during the pendency of the acquisition, as employees may experience uncertainty about their roles with the Company following the acquisition. The Valley branches to be acquired by the Company have operated and, until the completion of the acquisition, will continue to operate independently. The ultimate success of the acquisition, including anticipated benefits and cost savings, among other things, will depend, in part, on our ability to successfully combine and integrate our and Valley’s businesses in a manner that facilitates growth opportunities and realizes anticipated cost savings. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of the companies' ongoing business, unexpected integration issues, higher than expected integration costs, and an integration process that takes longer than originally anticipated. Also, if the Company experiences difficulties or delays with the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all.

The definitive agreement between the Company and Valley may be terminated in accordance with its terms.

The Valley acquisition agreement is subject to a number of conditions which need to be fulfilled in order to consummate the proposed acquisition. These conditions include, among other things, the approval of Valley’s stockholders, the receipt of all required regulatory approvals, the absence of any order, injunction, or other legal restraint, subject to certain exceptions, the accuracy of representations and warranties under the Valley acquisition agreement, our and Valley’s performance of our and their respective obligations under the Valley acquisition agreement in all material aspects, and each of our and Valley’ receipt of a tax opinion to the effect that the acquisition will be treated as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The conditions to the closing of the acquisition may not be fulfilled in a timely manner or at all, and accordingly, the acquisition may be delayed or may not be completed. We and Valley may opt to terminate the Valley acquisition agreement under certain circumstances. Among other situations, if the acquisition is not completed by April 30, 2022, either we or Valley may choose not to proceed with the acquisition. We and Valley can also mutually decide to terminate the Valley acquisition agreement at any time.

Shareholder litigation could prevent or delay the closing of the proposed acquisition of Valley or otherwise negatively impact our business and operations.

Lawsuits may be filed against us, Valley, or the directors and officers of either company relating to the proposed acquisition. Litigation filed against us, our Board of Directors, or Valley and its Board of Directors could prevent or delay the completion of the acquisition, cause us to incur additional costs, or result in the payment of damages following completion of the acquisition. The defense or settlement of any lawsuit or claim that remains unresolved at the effective time of the acquisition may adversely affect the combined company's business, financial condition, results of operation, cash flows, and market price.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the periods indicated:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs at period end (2)
April 1-30, 2021	19,058	$46.53	11,900	1,988,100
May 1-31, 2021	17,035	46.79	15,700	1,972,400
June 1-30, 2021	25,396	46.06	17,754	1,954,646
Total	61,489	$46.41	45,354
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
Item 6 – Exhibits
EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Agreement and Plan of Reorganization dated as of July 27, 2021, by and between TriCo Bancshares and Valley Republic Bancorp (incorporated by reference to Exhibit in TriCo's current report on Form 8-K filed on July 28, 2021).

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES
(Registrant)

Date: August 6, 2021	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)