Form 10-Q
period 2021-09-30
TRICO BANCSHARES /
filed 2021-11-08
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: September 30, 2021

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
Common stock, no par value: 29,714,609 shares outstanding as of November 5, 2021.

TriCo Bancshares
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	September 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$83,188	$77,253
Cash at Federal Reserve and other banks	657,048	592,298
Cash and cash equivalents	740,236	669,551
Investment securities:
Marketable equity securities	2,965	3,025
Available for sale debt securities, net of allowance for credit losses of $—	2,095,821	1,414,264
Held to maturity debt securities, net of allowance for credit losses of $—	216,979	284,563
Restricted equity securities	17,250	17,250
Loans held for sale	3,072	6,268
Loans	4,887,496	4,763,127
Allowance for credit losses	(84,306)	(91,847)
Total loans, net	4,803,190	4,671,280
Premises and equipment, net	78,968	83,731
Cash value of life insurance	120,932	118,870
Accrued interest receivable	18,425	20,004
Goodwill	220,872	220,872
Other intangible assets, net	13,562	17,833
Operating leases, right-of-use	26,815	27,846
Other assets	98,943	84,172
Total assets	$8,458,030	$7,639,529
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,943,016	$2,581,517
Interest-bearing	4,293,806	3,924,417
Total deposits	7,236,822	6,505,934
Accrued interest payable	1,056	1,362
Operating lease liability	27,290	27,973
Other liabilities	107,282	94,597
Other borrowings	45,601	26,914
Junior subordinated debt	57,965	57,635
Total liabilities	7,476,016	6,714,415
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, no par value: 50,000,000 shares authorized; 29,714,609 and 29,727,214 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	531,339	530,835
Retained earnings	446,948	381,999
Accumulated other comprehensive income, net of tax	3,727	12,280
Total shareholders’ equity	982,014	925,114
Total liabilities and shareholders’ equity	$8,458,030	$7,639,529

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$60,725	$58,039	$181,465	$172,706
Investments:
Taxable securities	7,483	6,153	20,594	21,830
Tax exempt securities	882	848	2,656	2,704
Dividends	258	223	730	807
Interest bearing cash at Federal Reserve and other banks	280	175	578	1,056
Total interest and dividend income	69,628	65,438	206,023	199,103
Interest expense:
Deposits	855	1,412	2,620	5,776
Other borrowings	6	4	15	13
Junior subordinated debt	534	568	1,632	2,009
Total interest expense	1,395	1,984	4,267	7,798
Net interest income	68,233	63,454	201,756	191,305
Provision for (reversal of) credit losses	(1,435)	7,649	(7,755)	37,963
Net interest income after credit loss provision (reversal)	69,668	55,805	209,511	153,342
Non-interest income:
Service charges and fees	11,265	10,469	32,671	27,763
Gain on sale of loans	1,814	3,035	7,908	5,662
Gain on sale of investment securities	—	7	—	7
Asset management and commission income	957	667	2,738	2,244
Increase in cash value of life insurance	644	773	2,062	2,203
Other	415	186	1,783	735
Total non-interest income	15,095	15,137	47,162	38,614
Non-interest expense:
Salaries and related benefits	26,274	29,321	78,685	83,648
Other	19,533	17,393	52,911	53,365
Total non-interest expense	45,807	46,714	131,596	137,013
Income before provision for income taxes	38,956	24,228	125,077	54,943
Provision for income taxes	11,534	6,622	35,644	13,786
Net income	$27,422	$17,606	$89,433	$41,157
Per share data:
Basic earnings per share	$0.92	$0.59	$3.01	$1.37
Diluted earnings per share	$0.92	$0.59	$2.99	$1.37
Dividends per share	$0.25	$0.22	$0.75	$0.66

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$27,422	$17,606	$89,433	$41,157
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	(4,440)	3,266	(7,924)	7,069
Change in minimum pension liability	—	1,691	—	2,817
Change in joint beneficiary agreements	—	—	(629)	912
Other comprehensive income (loss)	(4,440)	4,957	(8,553)	10,798
Comprehensive income	$22,982	$22,563	$80,880	$51,955
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2020	29,759,209	$530,422	$354,645	$619	$885,686
Net income			17,606		17,606
Other comprehensive income				4,957	4,957
Stock options exercised	16,000	259			259
RSU vesting		383			383
PSU vesting		162			162
RSUs released	2,619				—
PSUs released	—				—
Repurchase of common stock	(8,439)	(151)	(91)		(242)
Dividends paid ($0.22 per share)			(6,549)		(6,549)
Three months ended September 30, 2020	29,769,389	$531,075	$365,611	$5,576	$902,262

Balance at June 30, 2021	29,716,294	$531,038	$427,575	$8,167	$966,780
Net income			27,422		27,422
Other comprehensive loss				(4,440)	(4,440)
Stock options exercised	4,000	58			58
RSU vesting		485			485
PSU vesting		252			252
RSUs released	2,689				—
PSUs released	19,272				—
Repurchase of common stock	(27,646)	(494)	(620)		(1,114)
Dividends paid ($0.25 per share)			(7,429)		(7,429)
Three months ended September 30, 2021	29,714,609	$531,339	$446,948	$3,727	$982,014

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	30,523,824	$543,998	$367,794	$(5,222)	$906,570
Cumulative change from adoption of ASU 2016-13			(12,983)		(12,983)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	30,523,824	543,998	354,811	(5,222)	893,587
Net income			41,157		41,157
Other comprehensive income				10,798	10,798
Stock options exercised	32,000	547			547
RSU vesting		1,018			1,018
PSU vesting		458			458
RSUs released	31,708				—
PSUs released	20,265				—
Repurchase of common stock	(838,408)	(14,946)	(10,599)		(25,545)
Dividends paid ($0.66 per share)			(19,758)		(19,758)
Nine months ended September 30, 2020	29,769,389	$531,075	$365,611	$5,576	$902,262

Balance at January 1, 2021	29,727,214	$530,835	$381,999	$12,280	$925,114
Net income			89,433		89,433
Other comprehensive loss				(8,553)	(8,553)
Stock options exercised	5,675	86			86
RSU vesting		1,242			1,242
PSU vesting		658			658
RSUs released	45,401				—
PSUs released	19,272				—
Repurchase of common stock	(82,953)	(1,482)	(2,193)		(3,675)
Dividends paid ($0.75 per share)			(22,291)		(22,291)
Nine months ended September 30, 2021	29,714,609	$531,339	$446,948	$3,727	$982,014

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the nine months ended September 30,
	2021	2020
Operating activities:
Net income	$89,433	$41,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	4,923	4,778
Amortization of intangible assets	4,271	4,293
Provision for (reversal of) credit losses on loans	(7,880)	37,738
Amortization of investment securities premium, net	4,702	1,747
Gain on sale of investment securities	—	(7)
Originations of loans for resale	(175,127)	(152,968)
Proceeds from sale of loans originated for resale	184,896	156,347
Gain on sale of loans	(7,908)	(5,662)
Change in market value of mortgage servicing rights	691	2,258
Provision for losses on foreclosed assets	—	—
(Gain) loss on transfer of loans to foreclosed assets	(133)	128
Gain on sale of foreclosed assets	(68)	(57)
Operating lease expense payments	(3,690)	(3,716)
(Gain) loss on disposal of fixed assets	(445)	37
Increase in cash value of life insurance	(2,062)	(2,203)
(Gain) loss on marketable equity securities	59	(72)
Equity compensation vesting expense	1,900	1,476
Change in:
Interest receivable	1,579	(660)
Interest payable	(306)	(836)
Amortization of operating lease ROUA	4,038	4,070
Other assets and liabilities, net	1,046	(9,264)
Net cash from operating activities	99,919	78,584
Investing activities:
Proceeds from maturities of securities available for sale	263,865	114,122
Proceeds from maturities of securities held to maturity	66,880	64,054
Proceeds from sale of available for sale securities	—	229
Purchases of securities available for sale	(960,668)	(298,018)
Loan origination and principal collections, net	(21,869)	(518,564)
Loans purchased	(102,710)	—
Proceeds from sale of other real estate owned	944	570
Proceeds from sale of premises and equipment	2,743	—
Purchases of premises and equipment	(2,114)	(2,340)
Net cash used by investing activities	(752,929)	(639,947)
Financing activities:
Net change in deposits	730,888	973,594
Net change in other borrowings	18,687	8,601
Repurchase of common stock, net of option exercises	(3,675)	(24,999)
Dividends paid	(22,291)	(19,758)
Exercise of stock options	86	—
Net cash from financing activities	723,695	937,438
Net change in cash and cash equivalents	70,685	376,075
Cash and cash equivalents, beginning of period	669,551	276,507
Cash and cash equivalents, end of period	$740,236	$652,582
Supplemental disclosure of noncash activities:
Unrealized (loss) gain on securities available for sale	$(11,249)	$10,036
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	835	736
Obligations incurred in conjunction with leased assets	2,883	4,161
Loans transferred to foreclosed assets	549	157
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	4,573	8,634
Cash paid for income taxes	38,500	26,000

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
TriCo Bancshares (the “Company” or “we”) is a California corporation organized to act as a bank holding company for Tri Counties Bank (the “Bank”). The Company and the Bank are headquartered in Chico, California. The Bank is a California-chartered bank that is engaged in the general commercial banking business in 31 California counties. The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by the Company and three acquired with the acquisition of North Valley Bancorp.
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
Segment and Significant Group Concentration of Credit Risk
The Company grants agribusiness, commercial, consumer, and residential loans to customers located throughout California. The Company has a diversified loan portfolio within the business segments located in this geographical area. The Company currently classifies all its operation into one business segment that it denotes as community banking.
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
Allowance for Credit Losses - Securities
The Company measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on held-to-maturity (HTM) debt securities totaled was considered insignificant at September 30, 2021 and is therefore excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current condition and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized.
The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the nine month periods ended September 30, 2021 and 2020, respectively.
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
Accounting Standards Pending Adoption
FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical

Disclosures for Bank and Savings and Loan Registrants. This ASU updates certain GAAP annual and interim disclosure requirements to conform with SEC disclosure updates to Guide 3 "Statistical Disclosure by Bank Holding Companies.” Amendments in this ASU are effective for the Company's annual disclosures for fiscal years ending December 31, 2021. The Company's existing annual disclosure report (10-K) largely complies with the impacted updates to Guide 3 requirements, and management expects the impact from adoption to be limited to: certain deposit related disclosures, and reducing certain comparative disclosures from five years to three years, all within Management's Discussion and Analysis section of the 10-K.
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
Note 2 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	September 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,241,676	$11,001	$(8,061)	$—	$1,244,616
Obligations of states and political subdivisions	164,043	5,360	(1,296)	—	168,107
Corporate bonds	6,738	58	—	—	6,796
Asset backed securities	675,430	3,119	(2,247)	—	676,302
Total debt securities available for sale	$2,087,887	$19,538	$(11,604)	$—	$2,095,821

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$208,127	$10,910	$—	$—	$219,037
Obligations of states and political subdivisions	8,852	285	—	—	9,137
Total debt securities held to maturity	$216,979	$11,195	$—	$—	$228,174

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$795,555	$17,710	$(891)	$—	$812,374
Obligations of states and political subdivisions	123,347	5,748	—	—	129,095
Corporate bonds	2,459	85	—	—	2,544
Asset backed securities	473,720	1,682	(5,151)	—	470,251
Total debt securities available for sale	$1,395,081	$25,225	$(6,042)	$—	$1,414,264
Debt Securities Held to Maturity
Obligations of U.S. government agencies	273,667	13,774	—	$—	287,441
Obligations of states and political subdivisions	10,896	389	—	—	11,285
Total debt securities held to maturity	$284,563	$14,163	$—	$—	$298,726
There were no sales of investment securities during the three and nine months ended September 30, 2021 and 2020, respectively. Investment securities with an aggregate carrying value of $440,177,000 and $429,049,000 at September 30, 2021 and December 31, 2020, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.

The amortized cost and estimated fair value of debt securities at September 30, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2021, obligations of U.S. government corporations and agencies with a cost basis totaling $1,196,924,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At September 30, 2021, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 4.24 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.
As of September 30, 2021, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$8,771	$8,872	$—	$—
Due after one year through five years	154,411	154,531	1,020	1,129
Due after five years through ten years	337,783	339,617	22,548	23,346
Due after ten years	1,586,922	1,592,801	193,411	203,699
Totals	$2,087,887	$2,095,821	$216,979	$228,174
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

September 30, 2021:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$778,650	$(7,907)	$11,463	$(154)	$790,113	$(8,061)
Obligations of states and political subdivisions	62,820	(1,296)	—	—	62,820	(1,296)
Asset backed securities	232,417	(1,325)	129,656	(922)	362,073	(2,247)
Total debt securities available for sale	$1,073,887	$(10,528)	$141,119	$(1,076)	$1,215,006	$(11,604)

December 31, 2020:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$160,543	$(891)	$—	$—	$160,543	$(891)
Asset backed securities	51,544	(441)	297,020	(4,710)	348,564	(5,151)
Total debt securities available for sale	$212,087	$(1,332)	$297,020	$(4,710)	$509,107	$(6,042)
Obligations of U.S. government agencies: The unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases and illiquidity. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded. At September 30, 2021, 40 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of 1.01% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of September 30, 2021. At September 30, 2021, 31 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 2.02% from the Company’s amortized cost basis.

Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors for these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through September 30, 2021 has not experienced any deterioration in credit rating. At September 30, 2021, 26 asset backed securities had unrealized losses with aggregate depreciation of 0.62% from the Company’s amortized cost basis. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of September 30, 2021.
The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	September 30, 2021		December 31, 2020
	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
	(In thousands)		(In thousands)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$208,127	$—	$273,667	$—
Obligations of states and political subdivisions	8,852	—	10,896	—
Total debt securities held to maturity	$216,979	$—	$284,563	$—

Note 3 – Loans
A summary of loan balances follows:

(in thousands)	September 30, 2021	December 31, 2020
Commercial real estate:
CRE non-owner occupied	$1,526,030	$1,535,555
CRE owner occupied	701,041	624,375
Multifamily	829,644	639,480
Farmland	166,022	152,492
Total commercial real estate loans	3,222,737	2,951,902
Consumer:
SFR 1-4 1st DT liens	662,343	546,592
SFR HELOCs and junior liens	323,258	327,484
Other	68,052	78,032
Total consumer loans	1,053,653	952,108
Commercial and industrial	345,027	526,327
Construction	216,680	284,842
Agriculture production	44,410	44,164
Leases	4,989	3,784
Total loans, net of deferred loan fees and discounts	$4,887,496	$4,763,127
Total principal balance of loans owed, net of charge-offs	$4,928,842	$4,805,596
Unamortized net deferred loan fees	(17,218)	(16,984)
Discounts to principal balance of loans owed, net of charge-offs	(17,984)	(25,485)
Total loans, net of unamortized deferred loan fees and discounts	$4,893,640	$4,763,127
Allowance for credit losses on loans	$(84,306)	$(91,847)

As of September 30, 2021 and December 31, 2020, the total gross balance outstanding of PPP loans was $157,461,000 and $326,770,000, respectively, as compared to total PPP originations of $640,410,000. In connection with the origination of these loans, the Company earned approximately $25,299,000 in loan fees, offset by deferred loan costs of approximately $1,245,000, the net of which will be recognized over the earlier of loan maturity (between 24-60 months), repayment or receipt of forgiveness confirmation. As of September 30, 2021, there was approximately $6,013,000 in net deferred fee income remaining to be recognized. During the three and nine months ended September 30, 2021, the Company recognized $2,984,000 and $10,306,000, respectively in fees on PPP loans as compared with $2,603,000 and $4,959,000 for the three and nine months ended September 30, 2020, respectively.

Note 4 – Allowance for Credit Losses
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Three months ended September 30, 2021
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$26,028	$—	$10	$(817)	$25,221
CRE owner occupied	10,463	(18)	793	(508)	10,730
Multifamily	13,196	—	—	(320)	12,876
Farmland	1,950	(126)	—	78	1,902
Total commercial real estate loans	51,637	(144)	803	(1,567)	50,729
Consumer:
SFR 1-4 1st DT liens	10,629	(145)	1	133	10,618
SFR HELOCs and junior liens	10,701	—	63	(333)	10,431
Other	2,620	(181)	97	(94)	2,442
Total consumer loans	23,950	(326)	161	(294)	23,491
Commercial and industrial	4,511	(1,112)	355	(327)	3,427
Construction	4,951	—	—	577	5,528
Agriculture production	1,007	—	2	110	1,119
Leases	6	—	—	6	12
Allowance for credit losses on loans	86,062	(1,582)	1,321	(1,495)	84,306
Reserve for unfunded commitments	3,465	—	—	60	3,525
Total	$89,527	$(1,582)	$1,321	$(1,435)	$87,831

	Allowance for credit losses – Nine months ended September 30, 2021
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$29,380	$—	$12	$(4,171)	$25,221
CRE owner occupied	10,861	(18)	794	(907)	10,730
Multifamily	11,472	—	—	1,404	12,876
Farmland	1,980	(126)	—	48	1,902
Total commercial real estate loans	53,693	(144)	806	(3,626)	50,729
Consumer:
SFR 1-4 1st DT liens	10,117	(145)	12	634	10,618
SFR HELOCs and junior liens	11,771	—	860	(2,200)	10,431
Other	3,260	(460)	262	(620)	2,442
Total consumer loans	25,148	(605)	1,134	(2,186)	23,491
Commercial and industrial	4,252	(1,446)	570	51	3,427
Construction	7,540	—	—	(2,012)	5,528
Agriculture production	1,209	—	24	(114)	1,119
Leases	5	—	—	7	12
Allowance for credit losses on loans	91,847	(2,195)	2,534	(7,880)	84,306
Reserve for unfunded commitments	3,400	—	—	125	3,525
Total	$95,247	$(2,195)	$2,534	$(7,755)	$87,831

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
The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and included improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date. However, management notes that the majority of economic forecasts utilized in the ACL calculation have remained directionally consistent with preceding quarters, as general economic conditions continue to improve, albeit at a pace slower than expected due to unforeseen disruptions in the supply chain and increasing energy prices. In addition, management notes that the level of governmental assistance provided through PPP as well as other programs during the last several quarters has been unprecedented. As a result, management continues to believe that certain credit weakness are likely present in the overall economy and that it is appropriate to maintain a reserve level that incorporates such risk factors.

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

	Allowance for credit losses – Three months ended September 30, 2020
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial real estate:
CRE non-owner occupied	$26,091	$—	$23	$2,733	$28,847
CRE owner occupied	8,710	—	1	914	9,625
Multifamily	8,581	—	—	1,451	10,032
Farmland	1,468	—	—	322	1,790
Total commercial real estate loans	44,850	—	24	5,420	50,294
Consumer:
SFR 1-4 1st DT liens	8,015	(2)	2	922	8,937
SFR HELOCs and junior liens	12,108	—	126	(558)	11,676
Other	3,042	(98)	85	365	3,394
Total consumer loans	23,165	(100)	213	729	24,007
Commercial and industrial	4,018	(94)	142	468	4,534
Construction	6,775	—	—	865	7,640
Agriculture production	919	—	2	172	1,093
Leases	12	—	—	(5)	7
Allowance for credit losses on loans	$79,739	$(194)	$381	$7,649	$87,575
Reserve for unfunded commitments	3,000	—	—	—	3,000
Total	$82,739	$(194)	$381	$7,649	$90,575

	Allowance for credit losses – Nine months ended September 30, 2020
(in thousands)	Beginning Balance	Adoption of CECL	Charge-offs	Recoveries	Provision	Ending Balance
Commercial real estate:
CRE non-owner occupied	$5,948	$6,701	$—	$223	$15,975	$28,847
CRE owner occupied	2,027	2,281	—	3	5,314	9,625
Multifamily	3,352	2,281	—	—	4,399	10,032
Farmland	668	585	—	—	537	1,790
Total commercial real estate loans	11,995	11,848	—	226	26,225	50,294
Consumer:
SFR 1-4 1st DT liens	2,306	2,675	(13)	414	3,555	8,937
SFR HELOCs and junior liens	6,183	4,638	(23)	265	613	11,676
Other	1,595	971	(471)	253	1,046	3,394
Total consumer loans	10,084	8,284	(507)	932	5,214	24,007
Commercial and industrial	4,867	(1,961)	(688)	323	1,993	4,534
Construction	3,388	933	—	—	3,319	7,640
Agriculture production	261	(179)	—	22	989	1,093
Leases	21	(12)	—	—	(2)	7
Allowance for credit losses on loans	30,616	18,913	(1,195)	1,503	37,738	87,575
Reserve for unfunded commitments	2,775	—	—	—	225	3,000
Total	$33,391	$18,913	$(1,195)	$1,503	$37,963	$90,575

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2021
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$150,987	$121,346	$199,462	$136,871	$235,302	$552,648	$69,077	$—	$1,465,693
Special Mention	—	—	8,422	11,555	4,312	19,770	1,730	—	45,789
Substandard	—	—	—	1,397	564	12,587	—	—	14,548
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$150,987	$121,346	$207,884	$149,823	$240,178	$585,005	$70,807	$—	$1,526,030

Commercial real estate:
CRE owner occupied risk ratings
Pass	$137,277	$99,090	$66,978	$53,684	$58,367	$232,613	$22,114	$—	$670,123
Special Mention	16,055	—	—	289	759	6,446	—	—	23,549
Substandard	—	—	875	1,243	460	4,791	—	—	7,369
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$153,332	$99,090	$67,853	$55,216	$59,586	$243,850	$22,114	$—	$701,041

Commercial real estate:
Multifamily risk ratings
Pass	$197,898	$105,210	$106,446	$110,324	$88,440	$152,383	$22,648	$—	$783,349
Special Mention	—	9,388	—	—	—	24,664	7,684	—	41,736
Substandard	—	—	4,397	—	—	162	—	—	4,559
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily loans	$197,898	$114,598	$110,843	$110,324	$88,440	$177,209	$30,332	$—	$829,644

Commercial real estate:
Farmland risk ratings
Pass	$26,989	$18,422	$20,922	$17,650	$7,596	$19,726	$42,725	$—	$154,030
Special Mention	—	—	—	—	1,197	2,683	1,558	—	5,438
Substandard	—	—	2,934	—	584	1,374	1,662	—	6,554
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$26,989	$18,422	$23,856	$17,650	$9,377	$23,783	$45,945	$—	$166,022

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$224,532	$170,331	$50,860	$35,379	$38,529	$127,044	$—	$3,312	$649,987
Special Mention	1,102	—	287	1,149	418	1,754	—	785	5,495
Substandard	—	—	—	1,110	267	4,973	—	511	6,861
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$225,634	$170,331	$51,147	$37,638	$39,214	$133,771	$—	$4,608	$662,343

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2021
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
SFR HELOCs and Junior Liens
Pass	$591	$—	$—	$—	$—	$206	$301,235	$10,106	$312,138
Special Mention	—	—	—	—	—	86	4,202	719	5,007
Substandard	—	—	—	—	—	12	4,575	1,526	6,113
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$591	$—	$—	$—	$—	$304	$310,012	$12,351	$323,258

Consumer loans:
Other risk ratings
Pass	$16,323	$17,635	$19,492	$9,261	$2,417	$1,187	$575	$—	$66,890
Special Mention	—	49	190	237	105	58	66	—	705
Substandard	—	59	85	120	70	110	13	—	457
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$16,323	$17,743	$19,767	$9,618	$2,592	$1,355	$654	$—	$68,052

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$166,972	$25,705	$30,078	$12,775	$7,865	$8,503	$85,476	$691	$338,065
Special Mention	—	2,517	77	357	98	140	95	52	3,336
Substandard	—	—	158	72	890	555	1,811	140	3,626
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$166,972	$28,222	$30,313	$13,204	$8,853	$9,198	$87,382	$883	$345,027

Construction loans:
Construction risk ratings
Pass	$48,405	$80,862	$55,870	$5,176	$1,670	$19,048	$—	$—	$211,031
Special Mention	4,102	1,087	—	—	346	—	—	—	5,535
Substandard	—	—	—	—	—	114	—	—	114
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$52,507	$81,949	$55,870	$5,176	$2,016	$19,162	$—	$—	$216,680

Agriculture production loans:
Agriculture production risk ratings
Pass	$2,037	$945	$1,598	$1,053	$1,091	$930	$34,526	$—	$42,180
Special Mention	—	—	—	163	—	52	1,894	—	2,109
Substandard	—	—	—	—	—	—	121	—	121
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$2,037	$945	$1,598	$1,216	$1,091	$982	$36,541	$—	$44,410

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2021
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Leases:
Lease risk ratings
Pass	$4,989	$—	$—	$—	$—	$—	$—	$—	$4,989
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$4,989	$—	$—	$—	$—	$—	$—	$—	$4,989

Total loans outstanding:
Risk ratings
Pass	$977,000	$639,546	$551,706	$382,173	$441,277	$1,114,288	$578,376	$14,109	$4,698,475
Special Mention	21,259	13,041	8,976	13,750	7,235	55,653	17,229	1,556	138,699
Substandard	—	59	8,449	3,942	2,835	24,678	8,182	2,177	50,322
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$998,259	$652,646	$569,131	$399,865	$451,347	$1,194,619	$603,787	$17,842	$4,887,496

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$120,520	$207,899	$155,730	$256,677	$179,523	$460,644	$76,730	$—	$1,457,723
Special Mention	—	7,455	11,692	5,407	15,773	18,832	12,205	—	71,364
Substandard	—	—	1,449	584	2,147	2,288	—	—	6,468
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$120,520	$215,354	$168,871	$262,668	$197,443	$481,764	$88,935	$—	$1,535,555

Commercial real estate:
CRE owner occupied risk ratings
Pass	$105,896	$75,144	$53,816	$58,371	$54,541	$227,828	$25,508	$—	$601,104
Special Mention	—	—	288	7,451	2,955	6,140	—	—	16,834
Substandard	—	1,533	1,301	475	1,306	1,822	—	—	6,437
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$105,896	$76,677	$55,405	$66,297	$58,802	$235,790	$25,508	$—	$624,375

Commercial real estate:
Multifamily risk ratings
Pass	$77,646	$118,725	$113,882	$70,112	$67,457		$123,518	$19,007	$—	$590,347
Special Mention	9,441	—	—	603	24,687		772	9,259	—	44,762
Substandard	—	4,371	—	—	—	—	—	—	—	4,371
Doubtful/Loss	—	—	—	—	—		—	—	—	—
Total multifamily loans	$87,087	$123,096	$113,882	$70,715	$92,144		$124,290	$28,266	$—	$639,480

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
Farmland risk ratings
Pass	$17,640	$25,003	$19,148	$12,834	$7,377	$17,129	$39,411	$—	$138,542
Special Mention	—	2,567	—	1,271	227	3,107	2,258	—	9,430
Substandard	—	700	—	602	—	1,214	2,004	—	4,520
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$17,640	$28,270	$19,148	$14,707	$7,604	$21,450	$43,673	$—	$152,492

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$183,719	$80,717	$36,342	$53,001	$46,467	$126,465	$76	$5,507	$532,294
Special Mention	—	290	684	110	15	2,936	—	934	4,969
Substandard	—	—	1,174	929	935	5,763	—	528	9,329
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$183,719	$81,007	$38,200	$54,040	$47,417	$135,164	$76	$6,969	$546,592

Consumer loans:
SFR HELOCs and Junior Liens
Pass	$793	$—	$13	$360	$300	$910	$297,160	$14,051	$313,587
Special Mention	—	—	16	—	—	83	4,504	789	5,392
Substandard	—	—	—	—	—	39	6,698	1,768	8,505
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$793	$—	$29	$360	$300	$1,032	$308,362	$16,608	$327,484

Consumer loans:
Other risk ratings
Pass	$25,876	$29,539	$14,170	$4,238	$1,020	$967	$986	$—	$76,796
Special Mention	43	208	147	74	24	65	90	—	651
Substandard	58	82	210	74	12	140	9	—	585
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$25,977	$29,829	$14,527	$4,386	$1,056	$1,172	$1,085	$—	$78,032

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$356,701	$48,838	$20,463	$13,151	$5,185	$9,490	$65,938	$1,085	$520,851
Special Mention	—	102	698	195	20	178	207	11	1,411
Substandard	—	301	53	1,142	823	148	1,519	79	4,065
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$356,701	$49,241	$21,214	$14,488	$6,028	$9,816	$67,664	$1,175	$526,327

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Construction loans:
Construction risk ratings
Pass	69,133	41,786	92,191	51,082	20,868	2,876	—	$—	$277,936
Special Mention	—	—	—	346	—	1,780	—	—	2,126
Substandard	—	—	—	—	4,529	251	—	—	4,780
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$69,133	$41,786	$92,191	$51,428	$25,397	$4,907	$—	$—	$284,842

Agriculture production loans:
Agriculture production risk ratings
Pass	$977	$2,079	$1,590	$1,838	$663	$708	$36,051	$—	$43,906
Special Mention	—	—	203	—	49	—	—	—	252
Substandard	—	—	—	—	6	—	—	—	6
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$977	$2,079	$1,793	$1,838	$718	$708	$36,051	$—	$44,164

Leases:
Lease risk ratings
Pass	$3,784	$—	$—	$—	$—	$—	$—	$—	$3,784
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$3,784	$—	$—	$—	$—	$—	$—	$—	$3,784

Total loans outstanding:
Risk ratings
Pass	$962,685	$629,730	$507,345	$521,664	$383,401	$970,535	$560,867	$20,643	$4,556,870
Special Mention	9,484	10,622	13,728	15,457	43,750	33,893	28,523	1,734	157,191
Substandard	58	6,987	4,187	3,806	9,758	11,665	10,230	2,375	49,066
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$972,227	$647,339	$525,260	$540,927	$436,909	$1,016,093	$599,620	$24,752	$4,763,127

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of September 30, 2021
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$810	$—	$120	$930	$1,525,100	$1,526,030
CRE owner occupied	193	—	—	193	700,848	701,041
Multifamily	4,729			4,729	824,915	829,644
Farmland	—	50	575	625	165,397	166,022
Total commercial real estate loans	5,732	50	695	6,477	3,216,260	3,222,737
Consumer:
SFR 1-4 1st DT liens	24	163	216	403	661,940	662,343
SFR HELOCs and junior liens	1,220	205	1,416	2,841	320,417	323,258
Other	23	35	25	83	67,969	68,052
Total consumer loans	1,267	403	1,657	3,327	1,050,326	1,053,653
Commercial and industrial	377	63	127	567	344,460	345,027
Construction	—	—	—	—	216,680	216,680
Agriculture production	49	—	119	168	44,242	44,410
Leases	—	—	—	—	4,989	4,989
Total	$7,425	$516	$2,598	$10,539	$4,876,957	$4,887,496

	Analysis of Past Due Loans - As of December 31, 2020
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$127	$173	$239	$539	$1,535,016	$1,535,555
CRE owner occupied	297		824	1,121	623,254	624,375
Multifamily	—	—	—	—	639,480	639,480
Farmland	899	—	70	969	151,523	152,492
Total commercial real estate loans	1,323	173	1,133	2,629	2,949,273	2,951,902
Consumer:
SFR 1-4 1st DT liens	37	—	960	997	545,595	546,592
SFR HELOCs and junior liens	418	212	1,671	2,301	325,183	327,484
Other	41	13	100	154	77,878	78,032
Total consumer loans	496	225	2,731	3,452	948,656	952,108
Commercial and industrial	155	426	105	686	525,641	526,327
Construction	—	—	—	—	284,842	284,842
Agriculture production	—	—	—	—	44,164	44,164
Leases	—	—	—	—	3,784	3,784
Total	$1,974	$824	$3,969	$6,767	$4,756,360	$4,763,127

The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of September 30, 2021			As of December 31, 2020
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$12,591	$7,713	$—	$3,110	$3,110	$—
CRE owner occupied	—	4,877	—	3,111	4,061	—
Multifamily	4,560	4,560	—	—	—	—
Farmland	1,147	1,147	—	1,468	1,538	—
Total commercial real estate loans	18,298	18,297	—	7,689	8,709	—
Consumer:
SFR 1-4 1st DT liens	3,831	3,833	—	4,950	5,093	—
SFR HELOCs and junior liens	3,282	4,034	—	4,480	6,148	—
Other	52	84	—	68	167	—
Total consumer loans	7,165	7,951	—	9,498	11,408	—
Commercial and industrial	1,339	2,407	—	652	2,183	—
Construction	15	15	—	4,546	4,546	—
Agriculture production	—	120	—	5	18	—
Leases	—	—	—	—	—	—
Sub-total	26,817	28,790	—	22,390	26,864	—
Less: Guaranteed loans	(679)	(775)	—	(687)	(811)
Total, net	$26,138	$28,015	$—	$21,703	$26,053	$—
Interest income on non accrual loans that would have been recognized during the three months ended September 30, 2021 and 2020, if all such loans had been current in accordance with their original terms, totaled $412,000 and $303,000, respectively. Interest income actually recognized on these originated loans during the three months ended September 30, 2021 and 2020 was $117,000 and $187,000, respectively.
Interest income on non accrual loans that would have been recognized during the nine months ended September 30, 2021 and 2020, if all such loans had been current in accordance with their original terms, totaled $1,472,000 and $1,162,000, respectively. Interest income actually recognized on these originated loans during the nine months ended September 30, 2021 and 2020 was $293,000 and $321,000, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of September 30, 2021
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,858	$1,285	$1,583	$6,865	$—	$—	$—	$—	$—	$—	$—	$12,591
CRE owner occupied	—	—	—	—	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	4,560	—	—	—	—	—	—	4,560
Farmland	—	—	—	—	—	1,147	—	—	—	—	—	1,147
Total commercial real estate loans	2,858	1,285	1,583	6,865	4,560	1,147	—	—	—	—	—	18,298
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	3,830	—	—	—	—	3,830
SFR HELOCs and junior liens	—	—	—	—	—	—	1,574	1,848	—	—	—	3,422
Other	—	—	—	44	—	—	—	—	18	—	12	74
Total consumer loans	—	—	—	44	—	—	5,404	1,848	18	—	12	7,326
Commercial and industrial	—	—	—	—	—	—	—	—	—	2,231	130	2,361
Construction	—	—	—	—	—	—	16	—	—	—	—	16
Agriculture production	—	—	—	120	—	—	—	—	—	—	—	120
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$2,858	$1,285	$1,583	$7,029	$4,560	$1,147	$5,420	$1,848	$18	$2,231	$142	$28,121

	As of December 31, 2020
(in thousands)	Retail	Office	Warehouse	Other	Multifamily		Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,445	$435	$—	$—	$—		$—	$—	$—	$—	$—	$—	$2,880
CRE owner occupied	796	1,176	1,668	—	—		—	—	—	—	—	—	3,640
Multifamily	—	—	—	—	—		—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	1,538	—	—	—	—	—	1,538
Total commercial real estate loans	3,241	1,611	1,668	—	—		1,538	—	—	—	—	—	8,058
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—		—	5,068	—	—	—	—	5,068
SFR HELOCs and junior liens	—	—	—	—	—		—	1,855	2,839	—	—	—	4,694
Other	—	—	—	42	—		—	—	—	97	—	—	139
Total consumer loans	—	—	—	42	—		—	6,923	2,839	97	—	—	9,901
Commercial and industrial	—	—	—	292	—		—	—	—	—	1,173	75	1,540
Construction	—	—	—	—	—		—	4,546	—	—	—	—	4,546
Agriculture production	—	—	—	—	—		—	—	—	—	13	5	18
Leases	—	—	—	—	—		—	—	—	—	—	—	—
Total	$3,241	$1,611	$1,668	$334	$—		$1,538	$11,469	$2,839	$97	$1,186	$80	$24,063

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

	TDR information for the three months ended September 30, 2021
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	3	$3,943	$3,938	$—	—	$—	$—
CRE owner occupied	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	1	50	50	50	—	—	—
Total commercial real estate loans	4	3,993	3,988	50	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	—	—	—
Commercial and industrial	2	160	159	106	1	13	(5)
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	6	$4,153	$4,147	$156	1	$13	$(5)

	TDR information for the three months ended September 30, 2020
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	1	$319	$314	$314	1	$141	$—
CRE owner occupied	5	2,422	2,341	67	2	1,401	—
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Total commercial real estate loans	6	2,741	2,655	381	3	1,542	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—	1	143	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	1	143	—
Commercial and industrial	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	6	$2,741	$2,655	$381	$4	$1,685	$—

	TDR Information for the nine months ended September 30, 2021
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	5	$4,966	$4,956	$1,020	—	$—	$—
CRE owner occupied	1	740	742	742	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	1	50	50	50	3	847	—
Total commercial real estate loans	7	5,756	5,748	1,812	3	847	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	—	—	—
Commercial and industrial	7	2,476	2,469	709	2	260	(5)
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	14	$8,232	$8,217	$2,521	5	$1,107	$(5)

	TDR Information for the nine months ended September 30, 2020
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	2	$576	$565	$314	1	$141	$—
CRE owner occupied	5	2,422	2,341	67	2	1,401	—
Multifamily	—	—	—	—	—	—	—
Farmland	2	229	298	—	—	—	—
Total commercial real estate loans	9	3,227	3,204	381	3	1,542	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	2	1,037	—
SFR HELOCs and junior liens	2	172	169	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	2	172	169	—	2	1,037	—
Commercial and industrial	—	—	—	—	—	—	—
Construction	1	21	20	21	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	12	$3,420	$3,393	$402	5	$2,579	$—
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
The following table presents the components of lease expense for the periods ended:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$1,328	$1,284	$3,854	$3,869
Short-term lease cost	57	67	180	195
Variable lease cost	8	(1)	5	6
Sublease income	—	(33)	(24)	(102)
Total lease cost	$1,393	$1,317	$4,015	$3,968
The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,261	$1,236	$3,690	$3,716
ROUA obtained in exchange for operating lease liabilities	$1,575	$93	$2,883	$4,161
The following table presents the weighted average operating lease term and discount rate as of the period ended:

	September 30,
	2021	2020
Weighted-average remaining lease term (years)	9.3	10.0
Weighted-average discount rate	2.92%	3.10%

At September 30, 2021, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2021	$1,215
2022	4,714
2023	4,071
2024	3,716
2025	3,132
Thereafter	15,057
31,905
Discount for present value of expected cash flows	(4,615)
Lease liability at September 30, 2021	$27,290

Note 6 - Deposits
A summary of the balances of deposits follows:

(in thousands)	September 30, 2021	December 31, 2020
Noninterest-bearing demand	$2,943,016	$2,581,517
Interest-bearing demand	1,519,426	1,414,908
Savings	2,447,706	2,164,942
Time certificates, $250,000 or more	58,503	73,147
Other time certificates	268,171	271,420
Total deposits	$7,236,822	$6,505,934
Certificate of deposit balances of $10,000,000 from the State of California were included in time certificates, over $250,000, at September 30, 2021 and December 31, 2020, respectively. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company. Overdrawn deposit balances of $1,110,000 and $985,000 were classified as consumer loans at September 30, 2021 and December 31, 2020, respectively.
Note 7 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	September 30, 2021	December 31, 2020
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$405,112	$462,422
Consumer loans	595,148	534,223
Real estate mortgage loans	321,745	202,306
Real estate construction loans	209,407	227,876
Standby letters of credit	23,207	15,056
Deposit account overdraft privilege	111,980	110,813

Note 8 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $7,058,000 and $6,913,000 during the three months ended September 30, 2021 and 2020, respectively, and $23,197,000 and $46,361,000 during the nine months ended September 30, 2021 and 2020, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (FDIC) and the State Department of Financial

Protection and Innovation (DFPI). Absent approval from the Commissioner of the DFPI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On February 25, 2021 the Board of Directors approved the authorization to repurchase up to 2,000,000 shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the program is subject to change. The 2021 Repurchase Plan has no expiration date (in accordance with applicable laws and regulations) and during the three and nine month periods September 30, 2021, the Company repurchased 17,963 and 63,317 shares with a market value of $730,000 and $2,831,000, respectively.
In connection with approval of the 2021 Repurchase Plan, the Company’s previous repurchase program adopted on November 12, 2019 (the 2019 Repurchase Plan) was terminated. Under the 2019 Repurchase Plan, during the nine months ended September 30, 2021, the Company repurchased 223 shares with a market value of approximately $8,000. The Company repurchased 858,717 shares during 2020.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of exercise price, if applicable, and the tax withholding on such shares. During the three months ended September 30, 2021 and 2020, employees tendered zero and 7,820 shares, respectively, of the Company’s common stock in connection with option exercises. During the nine months ended September 30, 2021 and 2020, employees tendered zero and 12,488 shares, respectively, of the Company’s common stock in connection with option exercises. Employees also tendered 9,683 and 619 shares in connection with the tax withholding requirements of other share based awards during the three months ended September 30, 2021 and 2020, respectively, and 19,413 and 12,058 during the nine months ended September 30, 2021 and 2020, respectively. In total, shares of the Company's common stock tendered had market values of $384,000 and $242,000 during the quarters ended September 30, 2021 and 2020, respectively, and $836,000 and $588,000 during the year to date periods September 30, 2021 and 2020, respectively. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2021 or 2019 Stock Repurchase Plans.
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
Stock option activity during the nine months ended September 30, 2021 is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	128,500	$17.72
Options granted	—	—
Options exercised	(5,675)	15.20
Options forfeited	—	—
Outstanding at September 30, 2021	122,825	$17.80

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of September 30, 2021:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	122,825	—	122,825
Weighted average exercise price	$17.80	$—	$17.80
Intrinsic value (in thousands)	$3,144	$—	$3,144
Weighted average remaining contractual term (yrs.)	1.3	0.0	1.5

As of September 30, 2021 all options outstanding are fully vested and are expected to be exercised prior to expiration. The Company did not modify any option grants during 2020 or the nine months ended September 30, 2021.
Activity related to restricted stock unit awards during the nine months ended September 30, 2021 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2020	99,809	81,615
RSUs granted	47,029	31,479
RSUs added through dividend and performance credits	1,687	6,067
RSUs released	(45,401)	(19,272)
RSUs forfeited/expired	(190)	(126)
Outstanding at September 30, 2021	102,934	99,763
The 102,934 of service condition vesting RSUs outstanding as of September 30, 2021 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 102,934 of service condition vesting RSUs outstanding as of September 30, 2021 are expected to vest, and be released, on a weighted-average basis, over the next 1.6 years. The Company expects to recognize $3,406,000 of pre-tax compensation costs related to these service condition vesting RSUs between September 30, 2021 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2020 or during the nine months ended September 30, 2021.
The 99,763 of market plus service condition vesting RSUs outstanding as of September 30, 2021 are expected to vest, and be released, on a weighted-average basis, over the next 1.8 years. The Company expects to recognize $1,852,000 of pre-tax compensation costs related to these RSUs between September 30, 2021 and their vesting dates. As of September 30, 2021, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 149,645 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2020 or during the nine months ended September 30, 2021.

Note 10 - Non-interest Income and Expense
The following table summarizes the Company’s non-interest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
ATM and interchange fees	$6,516	$5,637	$18,935	$15,913
Service charges on deposit accounts	3,608	3,334	10,339	10,426
Other service fees	897	805	2,682	2,296
Mortgage banking service fees	476	457	1,406	1,386
Change in value of mortgage servicing rights	(232)	236	(691)	(2,258)
Total service charges and fees	11,265	10,469	32,671	27,763
Increase in cash value of life insurance	644	773	2,062	2,203
Asset management and commission income	957	667	2,738	2,244
Gain on sale of loans	1,814	3,035	7,908	5,662
Lease brokerage income	183	175	542	495
Sale of customer checks	107	91	342	303
Gain on sale of investment securities	—	7	—	7
Gain (loss) on marketable equity securities	(14)	—	(59)	72
Other	139	(80)	958	(135)
Total other non-interest income	3,830	4,668	14,491	10,851
Total non-interest income	$15,095	$15,137	$47,162	$38,614
The components of non-interest expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Base salaries, net of deferred loan origination costs	$17,673	$18,754	$50,721	$53,654
Incentive compensation	3,123	2,184	11,025	7,680
Benefits and other compensation costs	5,478	8,383	16,939	22,314
Total salaries and benefits expense	26,274	29,321	78,685	83,648
Occupancy	3,771	3,440	11,197	10,713
Data processing and software	3,689	3,561	10,092	10,585
Equipment	1,336	1,549	4,060	4,411
Intangible amortization	1,409	1,431	4,271	4,293
Advertising	966	869	2,080	2,065
ATM and POS network charges	1,692	1,314	4,489	3,897
Professional fees	1,090	955	2,730	2,399
Telecommunications	574	619	1,719	1,983
Regulatory assessments and insurance	673	538	1,903	993
Merger and acquisition expense	651	—	651	—
Postage	156	118	478	691
Operational losses	244	154	665	559
Courier service	286	345	868	1,013
Gain on sale or acquisition of foreclosed assets	(144)	—	(210)	(57)
(Gain) loss on disposal of fixed assets	(19)	22	(445)	37
Other miscellaneous expense	3,159	2,478	8,363	9,783
Total other non-interest expense	19,533	17,393	52,911	53,365
Total non-interest expense	$45,807	$46,714	$131,596	$137,013

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

	Three months ended September 30,
(in thousands)	2021	2020
Net income	$27,422	$17,606
Average number of common shares outstanding	29,714	29,764
Effect of dilutive stock options and restricted stock	137	80
Average number of common shares outstanding used to calculate diluted earnings per share	29,851	29,844
Options excluded from diluted earnings per share because of their antidilutive effect	—	—

	Nine months ended September 30,
(in thousands)	2021	2020
Net income	$89,433	$41,157
Average number of common shares outstanding	29,720	29,971
Effect of dilutive stock options and restricted stock	167	112
Average number of common shares outstanding used to calculate diluted earnings per share	29,887	30,083
Options excluded from diluted earnings per share because of their antidilutive effect	—	—

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three months ended September 30,		Nine months ended September 30, 2021
(in thousands)	2021	2020	2021	2020
Unrealized holding losses on available for sale securities before reclassifications	$(6,304)	$4,645	$(11,249)	$10,043
Amounts reclassified out of AOCI:
Realized gain on debt securities	—	(7)	—	(7)
Unrealized holding losses on available for sale securities after reclassifications	(6,304)	4,638	(11,249)	10,036
Tax effect	1,864	(1,372)	3,325	(2,967)
Unrealized holding losses on available for sale securities, net of tax	(4,440)	3,266	(7,924)	7,069
Change in unfunded status of the supplemental retirement plans before reclassifications	(49)	1,936	(147)	2,607
Amounts reclassified out of AOCI:
Amortization of prior service cost	(14)	(14)	(43)	(41)
Amortization of actuarial losses	63	478	190	1,434
Total amounts reclassified out of accumulated other comprehensive income	49	464	147	1,393
Change in unfunded status of the supplemental retirement plans after reclassifications	—	2,400	—	4,000
Tax effect	—	(709)	—	(1,183)
Change in unfunded status of the supplemental retirement plans, net of tax	—	1,691	—	2,817
Change in joint beneficiary agreement liability before reclassifications	—	—	(629)	912
Tax effect	—	—	—	—
Change in joint beneficiary agreement liability before reclassifications, net of tax	—	—	(629)	912
Total other comprehensive income (loss)	$(4,440)	$4,957	$(8,553)	$10,798
The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Net unrealized gain on available for sale securities	$7,934	$19,183
Tax effect	(2,346)	(5,671)
Unrealized holding gain on available for sale securities, net of tax	5,588	13,512
Unfunded status of the supplemental retirement plans	(1,294)	(1,294)
Tax effect	382	382
Unfunded status of the supplemental retirement plans, net of tax	(912)	(912)
Joint beneficiary agreement liability	(949)	(320)
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	(949)	(320)
Accumulated other comprehensive income	$3,727	$12,280

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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at September 30, 2021	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,965	$2,965
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,244,616		1,244,616
Obligations of states and political subdivisions	168,107		168,107
Corporate bonds	6,796		6,796
Asset backed securities	676,302		676,302
Loans held for sale	3,072		3,072
Mortgage servicing rights	5,736			5,736
Total assets measured at fair value	$2,107,594	$2,965	$2,098,893	$5,736

Fair value at December 31, 2020	Total	Level 1	Level 2	Level 3
Marketable equity securities	$3,025	$3,025	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	812,374	—	812,374	—
Obligations of states and political subdivisions	129,095	—	129,095	—
Corporate bonds	2,544	—	2,544	—
Asset backed securities	470,251	—	470,251	—
Loans held for sale	6,268	—	6,268	—
Mortgage servicing rights	5,092	—	—	5,092
Total assets measured at fair value	$1,428,649	$3,025	$1,420,532	$5,092
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the nine months ended September 30, 2021, or the year ended December 31, 2020.
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

Three months ended September 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2021: Mortgage servicing rights	$5,603	—	$(233)	$366	$5,736
2020: Mortgage servicing rights	$4,250	—	$236	$434	$4,920

Nine months ended September 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2021: Mortgage servicing rights	$5,092		$(691)	$1,335	$5,736
2020: Mortgage servicing rights	$6,200	—	$(2,258)	$978	$4,920

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

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2021 and December 31, 2020:

As of September 30, 2021:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$5,736	Discounted cash flow	Constant prepayment rate	12% - 17%; 13.3%
			Discount rate	10% - 14%; 12%
As of December 31, 2020:
Mortgage Servicing Rights	$5,092	Discounted cash flow	Constant prepayment rate	14% - 20.0%; 17.6%
			Discount rate	10% - 14%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

September 30, 2021	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Individually evaluated loans	$2,942	—	—	$2,942	$(840)
Foreclosed assets	447	—	—	447	113
Total assets measured at fair value	$3,389	$—	$—	$3,389	$(727)

December 31, 2020	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Individually evaluated loans	$1,424	—	—	$1,424	$(1,489)
Foreclosed assets	979	—	—	979	155
Total assets measured at fair value	$2,403	—	—	$2,403	$(1,334)

September 30, 2020	Total	Level 1	Level 2	Level 3	Total Losses
Fair value:
Individually evaluated loans	$1,024	—	—	$1,024	$(309)
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2021:

September 30, 2021	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$2,942	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
Foreclosed assets (Residential real estate)	$447	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful N/A
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

	September 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$83,188	$83,188	$77,253	$77,253
Cash at Federal Reserve and other banks	657,048	657,048	592,298	592,298
Level 2 inputs:
Securities held to maturity	216,979	228,174	284,563	298,726
Restricted equity securities	17,250	N/A	17,250	N/A
Level 3 inputs:
Loans, net	4,803,190	4,808,023	4,671,280	4,753,027
Financial liabilities:
Level 2 inputs:
Deposits	7,236,822	7,243,986	6,505,934	6,507,235
Other borrowings	45,601	45,601	26,914	26,914
Level 3 inputs:
Junior subordinated debt	57,965	57,907	57,635	56,632

(in thousands)	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$1,531,412	$15,314	$1,426,827	$14,268
Standby letters of credit	23,207	232	15,056	151
Overdraft privilege commitments	111,980	1,119	110,813	1,108

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of September 30, 2021 and December 31, 2020 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of September 30, 2021 and December 31, 2020 based on the then phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of September 30, 2021:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$869,196	15.41%	$592,435	10.50%	N/A	N/A
Tri Counties Bank	$860,080	15.26%	$591,775	10.50%	$563,595	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$798,433	14.15%	$479,590	8.50%	N/A	N/A
Tri Counties Bank	$789,416	14.01%	$479,056	8.50%	$450,876	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$742,209	13.15%	$394,957	7.00%	N/A	N/A
Tri Counties Bank	$789,416	14.01%	$394,517	7.00%	$366,337	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$798,433	9.85%	$324,391	4.00%	N/A	N/A
Tri Counties Bank	$789,416	9.74%	$324,254	4.00%	$405,317	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2020:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$793,433	15.22%	$547,352	10.50%	N/A	N/A
Tri Counties Bank	$780,320	14.97%	$547,156	10.50%	$521,101	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$727,879	13.96%	$443,094	8.50%	N/A	N/A
Tri Counties Bank	$714,811	13.72%	$442,936	8.50%	$416,881	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$671,975	12.89%	$364,901	7.00%	N/A	N/A
Tri Counties Bank	$714,811	13.72%	$364,771	7.00%	$338,716	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$727,879	9.93%	$293,138	4.00%	N/A	N/A
Tri Counties Bank	$714,811	9.76%	$292,949	4.00%	$366,186	5.00%

As of September 30, 2021 and December 31, 2020, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at September 30, 2021 and December 31, 2020, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At September 30, 2021, the Company and the Bank are in compliance with the capital conservation buffer requirement.
Note 15 - Pending Merger
On July 27, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Valley Republic Bancorp, a California corporation (“Valley”), providing for the merger of Valley with and into the Company, with the Company as the surviving corporation. The Merger Agreement contemplates that immediately after the Merger, Valley Republic Bank, a California state-chartered bank and wholly-owned subsidiary of Valley, will merge with and into Tri Counties Bank, a California state-chartered bank and wholly-owned subsidiary of the Company, with Tri Counties Bank as the surviving bank (the “Bank Merger”). The Merger Agreement was adopted and unanimously approved by the Board of Directors of each of the Company and Valley. As of September 30, 2021, Valley had a total asset size of approximately $1.41 billion. The transaction, subject to customary regulatory approvals as well as approval by a majority of the Valley Shareholders, is expected to close in the coming months.

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
Recent Developments
On July 22, 2021, the Company entered into a definitive agreement with Valley Republic Bancorp (“Valley”) to acquire Valley and its wholly-owned subsidiary, Valley Republic Bank. Under the terms of the agreement, Valley shareholders will receive 0.95 of a share of TriCo’s common stock in exchange for each share of Valley’s common stock, subject to certain potential adjustments. The aggregate merger consideration of $184.8 million includes $180.6 million in TriCo stock to be issued to Valley common shareholders and $4.2 million to be paid in cash to Valley restricted stock and option holders. The merger is expected to qualify as a tax-free reorganization.

The proposed transaction is expected to close in the coming months, subject to satisfaction of customary closing conditions, including regulatory approvals and shareholder approval from Valley’s shareholders. The transaction is expected to be 5.5% accretive to TriCo’s earnings per share in 2022, with 1.6% dilution to tangible book value per share, and a tangible book value earnback of 2.0 years. The earnings per share accretion estimates are based on anticipated cost savings of approximately 17% of Valley’s non-interest expense and does not include any benefits from potential revenue synergies which may result, although opportunities have been identified.

For additional information about the proposed acquisition of Valley, see the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2021,the definitive agreement filed therewith, and the Form S-4 and subsequent Form S-4/A filed with the SEC on October 20, 2021 and October 27, 2021, respectively.

Financial Highlights
Performance highlights and other developments for the Company as of or for the three and nine months ended September 30, 2021 included the following:
•For the three and nine months ended September 30, 2021, the Company’s return on average assets was 1.30% and 1.48%, respectively, and the return on average equity was 11.02% and 12.42%, respectively.
•Organic loan growth, excluding PPP, totaled $30.7 million (2.6% annualized) for the current quarter and $335.7 million (7.6%) for the trailing twelve-month period.
•For the current quarter, net interest margin was 3.50% on a tax equivalent basis as compared to 3.72% in the quarter ended September 30, 2020, and a decrease of 8 basis points from 3.58% in the trailing quarter.
•The efficiency ratio was 52.87% for the nine months ended September 30, 2021, as compared to 59.59% for the same period of the prior year.
•As of September 30, 2021, the Company reported total loans, total assets and total deposits of $4.89 billion, $8.46 billion and $7.24 billion, respectively. As a direct result of the considerable deposit growth in the last 6 quarters, the loan to deposit ratio was 67.54% as of September 30, 2021, as compared to 73.21% at December 31, 2020 and 76.12% at September 30, 2020.
•The average rate of interest paid on deposits, including non-interest-bearing deposits, remained at 0.05% for the third quarter of 2021 as compared with 0.05% for the trailing quarter, and decreased by 4 basis points from the average rate paid of 0.09% during the same quarter of the prior year.
•The balance of PPP loans outstanding at September 30, 2021 totaled $157.5 million and the balance of SBA fees remaining to be accreted totaled $6.0 million. Approximately 98% of all round one and 25% of all round two PPP loans have been forgiven and repaid by the SBA.
•Noninterest income related to service charges and fees was $11.3 million and $32.7 million for the three and nine month periods ended September 30, 2021, an increase of 7.6% and 17.7% when compared to the same periods in 2020.
•Gains generated from the origination and sale of mortgage loans were $1,814,000 in the third quarter of 2021 as compared with $2,847,000 and $3,035,000 during the trailing quarter and same quarter of the prior year.
•The reversal of provision for credit losses for loans and debt securities was $1.4 million during the quarter ended September 30, 2021, as compared to a reversal of provision expense of $0.3 million during the trailing quarter ended June 30, 2021, and a provision expense totaling $7.6 million for the three month period ended September 30, 2020.
•The allowance for credit losses to total loans was 1.72% as of September 30, 2021, compared to 1.93% as of December 31, 2020, and 1.81% as of September 30, 2020. Non-performing assets to total assets were 0.37% at September 30, 2021, as compared to 0.43% as of June 30, 2021, and 0.34% at September 30, 2020.

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
As of September 30, 2021, the total gross balance outstanding of PPP loans was $157,461,000 as compared to total PPP originations of $640,410,000. In connection with the origination of these loans, the Company earned approximately $25,299,000 in loan fees, offset by deferred loan costs of approximately $1,245,000, the net of which will be recognized over the earlier of loan maturity (between 24-60 months), repayment or receipt of forgiveness confirmation. As of September 30, 2021, there was approximately $6,013,000 in net deferred fee income remaining to be recognized. During the three and nine months ended September 30, 2021, the Company recognized $2,984,000 and $10,306,000, respectively in fees on PPP loans as compared with $2,603,000 and $4,959,000 for the three and nine months ended September 30, 2020, respectively.

The following is a summary of PPP loan related information as of the periods indicated:

(dollars in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Total number of PPP loans outstanding	1,449	2,209	2,484	2,310	2,924

PPP loan balance (Round 1 origination), gross	$9,302	$51,547	$193,958	$333,982	$437,793
PPP loan balance (Round 2 origination), gross	148,159	197,035	176,316	n/a	n/a
Total PPP loans, gross outstanding	$157,461	$248,582	$370,274	$333,982	$437,793

PPP deferred loan fees (Round 1 origination)	$40	$477	$2,358	$7,212	$11,846
PPP deferred loan fees (Round 2 origination)	5,973	8,513	7,072	n/a	n/a
Total PPP deferred loan fees outstanding	$6,013	$8,990	$9,430	$7,212	$11,846

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
The following is a summary of COVID related loan customer modifications with outstanding balances as of September 30, 2021:

			Modification Type		Deferral Term
(in thousands)	Modified Loan Balances Outstanding	% of Total Category of Loans	Interest Only Deferral	Principal and Interest Deferral	90 Days	180 Days	Other
Commercial real estate:
CRE non-owner occupied	$22,264	1.5%	100.0%	—%	17.4%	65.6%	17.0%
CRE owner occupied	1,243	0.2	100.0	—	—	—	100.0
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Total commercial real estate loans	23,507	0.7	—	—	16.5	62.2	21.4
Consumer loans	—	—	—	—	—	—	—
Commercial and industrial	550	0.1	100.0	—	—	—	100.0
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total modifications	$24,057	0.5%	100.0%	—%	16.1%	60.8%	23.1%
Of the remaining balance outstanding as of September 30, 2021, $5,665,000 is related to second deferrals which are expected to conclude their modification period during 2021, and the remainder of deferrals are expected to conclude in the first quarter of 2022. However, as long as the current pandemic and recessionary economic conditions continue, it is possible that additional borrowers may request an initial or subsequent modification to their loan terms.

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net interest income	$68,233	$63,454	$201,756	$191,305
Reversal of (provision for) credit losses	1,435	(7,649)	7,755	(37,963)
Non-interest income	15,095	15,137	47,162	38,614
Non-interest expense	(45,807)	(46,714)	(131,596)	(137,013)
Provision for income taxes	(11,534)	(6,622)	(35,644)	(13,786)
Net income	$27,422	$17,606	$89,433	$41,157
Per Share Data:
Basic earnings per share	$0.92	$0.59	$3.01	$1.37
Diluted earnings per share	$0.92	$0.59	$2.99	$1.37
Dividends paid	$0.25	$0.22	$0.75	$0.66
Book value at period end			$33.05	$30.31
Average common shares outstanding	29,714	29,764	29,720	29,971
Average diluted common shares outstanding	29,851	29,844	29,887	30,083
Shares outstanding at period end			29,715	29,769
At period end:
Loans			4,887,496	4,826,338
Total investment securities			2,333,015	1,473,935
Total assets			8,458,030	7,449,799
Total deposits			7,236,822	6,340,588
Other borrowings			45,601	27,055
Shareholders’ equity			982,014	902,262
Financial Ratios:
During the period:
Return on average assets (annualized)	1.30%	0.95%	1.48%	0.79%
Return on average equity (annualized)	11.02%	7.79%	12.42%	6.13%
Net interest margin(1) (annualized)	3.50%	3.72%	3.61%	4.02%
Efficiency ratio	54.97%	59.44%	52.87%	59.59%
Average equity to average assets	11.82%	12.18%	11.89%	12.86%
At end of period:
Equity to assets			11.61%	12.11%
Total capital to risk-adjusted assets			15.41%	15.23%
(1) Fully taxable equivalent (FTE)
The Company announced net income of $27,422,000 for the quarter ended September 30, 2021, compared to $28,362,000 and $17,606,000 during the quarters ended June 30, 2021 and September 30, 2020, respectively. Diluted earnings per share were $0.92, $0.95 and $0.59 for the quarters ended September 30, 2021, June 30, 2021 and September 30, 2020, respectively.
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

Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of FTE net income for the periods indicated (dollars in thousands):

	Three months ended
(in thousands)	September 30, 2021	June 30, 2021	$ Change	% Change
Interest income	$69,628	$68,479	$1,149	1.7%
Interest expense	(1,395)	(1,396)	1	(0.1)%
Fully tax-equivalent adjustment (FTE) (1)	265	255	10	3.9%
Net interest income (FTE)	$68,498	$67,338	$1,160	1.7%
Net interest margin (FTE)	3.50%	3.58%

Acquired loans discount accretion, net:
Amount (included in interest income)	$2,034	$2,566	$(532)
Net interest margin less effect of acquired loan discount accretion(1)	3.40%	3.44%		(0.04)%
PPP loans yield, net:
Amount (included in interest income)	$3,507	$3,179	$328
Net interest margin less effect of PPP loan yield (1)	3.42%	3.61%		(0.19)%
Acquired loans discount accretion and PPP loan yield, net: (1)
Amount (included in interest income)	$5,541	$5,745	$(204)
Net interest margin less effect of acquired loan discount accretion and PPP loan yield (1)	3.31%	3.47%		(0.16)%

	Three months ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Interest income	$69,628	$65,438	$4,190	6.4%
Interest expense	(1,395)	(1,984)	589	(29.7)%
Fully tax-equivalent adjustment (FTE) (1)	265	254	11	4.3%
Net interest income (FTE)	$68,498	$63,708	$4,790	7.5%
Net interest margin (FTE)	3.50%	3.72%

Acquired loans discount accretion, net:
Amount (included in interest income)	$2,034	$1,876	$158
Net interest margin less effect of acquired loan discount accretion(1)	3.40%	3.61%		(0.21)%
PPP loans yield, net:
Amount (included in interest income)	$3,507	$2,603	$904
Net interest margin less effect of PPP loan yield (1)	3.42%	3.81%		(0.39)%
Acquired loans discount accretion and PPP loan yield, net: (1)
Amount (included in interest income)	$5,541	$4,479	$1,062
Net interest margin less effect of acquired loan discount accretion and PPP loan yield (1)	3.31%	3.70%		(0.39)%

	Nine months ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Interest income	$206,023	$199,103	$6,920	3.5%
Interest expense	(4,267)	(7,798)	3,531	(45.3)%
Fully tax-equivalent adjustment (FTE) (1)	797	811	(14)	(1.7)%
Net interest income (FTE)	$202,553	$192,116	$10,437	5.4%
Net interest margin (FTE)	3.61%	4.02%

Acquired loans discount accretion, net:
Amount (included in interest income)	$6,311	$6,211	$100
Net interest margin less effect of acquired loan discount accretion(1)	3.50%	3.91%		(0.41)%
PPP loans yield, net:
Amount (included in interest income)	$12,549	$4,959	$7,590
Net interest margin less effect of PPP loan yield (1)	3.53%	4.07%		(0.54)%
Acquired loans discount accretion and PPP loan yield, net:
Amount (included in interest income)	$18,860	$11,170	$7,690
Net interest margin less effect of acquired loans discount and PPP loan yield (1)	3.41%	3.91%		(0.50)%
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
Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or accreted (added to) interest income over the remaining life of the loan. Generally, as time goes on, the effects of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining unaccreted discount or unamortized premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. As a result of the increase in interest rates, the prepayment rate of portfolio loans, inclusive of those acquired at a premium or discount, declined during the third quarter of 2021. During the three months ended September 30, 2021, June 30, 2021, and September 30, 2020, purchased loan discount accretion was $2,034,000, $2,566,000, and $1,876,000, respectively.

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

	For the three months ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans, excluding PPP	$4,684,492	$57,218	4.85%	$4,389,672	$55,436	5.02%
PPP loans	213,430	3,507	6.52%	437,892	2,603	2.36%
Investment securities - taxable	2,019,283	7,741	1.52%	1,261,793	6,376	2.01%
Investment securities - nontaxable(1)	130,028	1,147	3.50%	114,419	1,102	3.83%
Total investments	2,149,311	8,888	1.64%	1,376,212	7,478	2.16%
Cash at Federal Reserve and other banks	710,936	280	0.16%	611,719	175	0.11%
Total interest-earning assets	7,758,169	69,893	3.57%	6,815,495	65,692	3.83%
Other assets	589,942			565,466
Total assets	$8,348,111			$7,380,961
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,507,697	$116	0.03%	$1,339,797	$56	0.02%
Savings deposits	2,407,368	328	0.05%	2,075,077	484	0.09%
Time deposits	321,381	411	0.51%	387,922	872	0.89%
Total interest-bearing deposits	4,236,446	855	0.08%	3,802,796	1,412	0.15%
Other borrowings	48,330	6	0.05%	33,750	4	0.05%
Junior subordinated debt	57,891	534	3.66%	57,475	568	3.93%
Total interest-bearing liabilities	4,342,667	1,395	0.13%	3,894,021	1,984	0.20%
Noninterest-bearing deposits	2,900,817			2,475,842
Other liabilities	117,601			112,112
Shareholders’ equity	987,026			898,986
Total liabilities and shareholders’ equity	$8,348,111			$7,380,961
Net interest spread(2)			3.45%			3.63%
Net interest income and interest margin(3)		$68,498	3.50%		$63,708	3.72%
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
Net interest income (FTE) during the three months ended September 30, 2021 increased $4,790,000 or 7.5% to $68,498,000 compared to $63,708,000 for the quarter ended September 30, 2020. Over the same period, net interest margin decreased 22 basis points to 3.50% as compared to 3.72% in the comparative 2020 period. The 22 basis point decrease is primarily attributed to a 17 basis point decrease in non-PPP loan yields, which yielded 4.85% as of September 30, 2021 as compared to 5.02% for the quarter ended September 30, 2020.
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

ANALYSIS OF CHANGE IN NET INTEREST MARGIN ON EARNING ASSETS
(unaudited, dollars in thousands)

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Loans, excluding PPP	$4,580,292	$168,916	4.93%	$4,360,942	$167,747	5.14%
PPP loans	300,006	12,549	5.59%	244,196	4,959	2.71%
Investments-taxable	1,838,023	21,324	1.55%	1,249,823	22,637	2.42%
Investments-nontaxable (1)	129,057	3,453	3.58%	117,745	3,515	3.99%
Total investments	1,967,080	24,777	1.68%	1,367,568	26,152	2.55%
Cash at Federal Reserve and other banks	656,912	578	0.12%	403,252	1,056	0.35%
Total earning assets	7,504,290	206,820	3.68%	6,375,958	199,914	4.19%
Other assets, net	591,983			595,617
Total assets	$8,096,273			$6,971,575
Liabilities and shareholders’ equity
Interest-bearing demand deposits	$1,476,987	$269	0.02%	$1,293,071	$289	0.03%
Savings deposits	2,318,169	965	0.06%	1,971,348	2,190	0.15%
Time deposits	327,562	1,386	0.57%	409,005	3,297	1.08%
Total interest-bearing deposits	4,122,718	2,620	0.08%	3,673,424	5,776	0.21%
Other borrowings	40,732	15	0.05%	26,223	13	0.07%
Junior subordinated debt	57,790	1,632	3.78%	57,374	2,009	4.68%
Total interest-bearing liabilities	4,221,240	4,267	0.14%	3,757,021	7,798	0.28%
Noninterest-bearing deposits	2,790,828			2,197,315
Other liabilities	121,334			120,486
Shareholders’ equity	962,871			896,753
Total liabilities and shareholders’ equity	$8,096,273			$6,971,575
Net interest rate spread (1) (2)			3.54%			3.91%
Net interest income and margin (1) (3)		$202,553	3.61%		$192,116	4.02%
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

	Three months ended September 30, 2021 compared with three months ended September 30, 2020
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans, including PPP	$1,298	$1,388	$2,686
Investment securities(1)	11,287	(9,877)	1,410
Cash at Federal Reserve and other banks	27	78	105
Total interest-earning assets	12,612	(8,411)	4,201
Increase (decrease) in interest expense:
Interest-bearing demand deposits	8	52	60
Savings deposits	75	(231)	(156)
Time deposits	(148)	(313)	(461)
Other borrowings	2	—	2
Junior subordinated debt	4	(38)	(34)
Total interest-bearing liabilities	(59)	(530)	(589)
Increase (decrease) in net interest income	$12,671	$(7,881)	$4,790

	Nine months ended September 30, 2021 compared with nine months ended September 30, 2020
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans, including PPP	$10,607	$(1,848)	$8,759
Investment securities(1)	28,822	(30,197)	(1,375)
Cash at Federal Reserve and other banks	666	(1,144)	(478)
Total interest-earning assets	40,095	(33,189)	6,906
Increase (decrease) in interest expense:
Interest-bearing demand deposits	41	(61)	(20)
Savings deposits	390	(1,615)	(1,225)
Time deposits	(660)	(1,251)	(1,911)
Other borrowings	8	(6)	2
Junior subordinated debt	15	(392)	(377)
Total interest-bearing liabilities	(206)	(3,325)	(3,531)
Increase (decrease) in net interest income	$40,301	$(29,864)	$10,437

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
Net interest income (FTE) during the three months ended September 30, 2021 increased $4,790,000 or 7.5% to $68,498,000 compared to $63,708,000 during the three months ended September 30, 2020. The overall increase in net interest income (FTE) was due to largely an increase in average loan volume, including PPP, and related yield earned on loans, which combined resulted in an improvement totaling $2,686,000. Investment securities also contributed $1,410,000 in additional yield. Declining interest rates also continued to benefit the interest expense on deposits, resulting in a decrease of $589,000 in related costs.

Net interest income (FTE) during the nine months ended September 30, 2021 increased $10,437,000 or 5.4% to $202,553,000 compared to $192,116,000 during the nine months ended September 30, 2020. The overall increase in net interest income (FTE) was due to an increase in average loan volume, including PPP, which net of the impact of declining yields resulted in a change totaling $8,759,000. Declining interest rates also continued to benefit the yield expense on deposits, resulting in a decrease of 3,531,000 in related expense. As an offset, depressed interest rates on investment securities continue to incentive pre-payment on existing debt and promote new debt issuances being purchased with lower coupon yields, resulting in a decline of $1,375,000 in yield during the nine month period.

Asset Quality and Loan Loss Provisioning
During the three months ended September 30, 2021, the Company recorded a reversal of provision for credit losses of $1,435,000, as compared to a reversal of provision for credit losses of $260,000 during the trailing quarter, and a provision expense of $7,649,000 during the third quarter of 2020.
The following table presents details of the provision for credit losses for the periods indicated:

		Three months ended
(in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Addition to (reversal of) allowance for credit losses	$(1,495)	$(145)	$(6,240)	$4,450	$7,649
Addition to (reversal of) unfunded loan commitments	60	(115)	180	400	—
Total provision for credit losses	$(1,435)	$(260)	$(6,060)	$4,850	$7,649

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Balance, beginning of period	$86,062	$79,739	$91,847	$30,616
Impact from adoption of ASU 2016-13	—	—	—	18,913
Provision for (reversal of) credit losses	(1,495)	7,649	(7,880)	37,738
Loans charged-off	(1,582)	(194)	(2,195)	(1,195)
Recoveries of previously charged-off loans	1,321	381	2,534	1,503
Balance, end of period	$84,306	$87,575	$84,306	$87,575
The allowance for credit losses (ACL) was $84,306,000 as of September 30, 2021, a net decrease of $1,756,000 over the immediately preceding quarter. The reversal of allowance for credit losses of $1,495,000 was necessary as net charge-offs totaling $261,000 during the quarter were less than the required changes in quantitative and qualitative reserve components. More specifically, the quantitative reserve required under the cohort model reduced required reserves by $1,762,000, in addition to a decrease in specific reserves on impaired totals of $874,000 as of quarter end.
The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and included improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date. However, management notes that the majority of economic forecasts utilized in the ACL calculation have remained directionally consistent with preceding quarters, as general economic conditions continue to improve, albeit at a pace slower than expected due to unforeseen disruptions in the supply chain and increasing energy prices. In addition, management notes that the level of governmental assistance provided through PPP as well as other programs during the last several quarters has been unprecedented. As a result, management continues to believe that certain credit weakness are likely present in the overall economy and that it is appropriate to maintain a reserve level that incorporates such risk factors.
Loans past due 30 days or more increased by $1,247,000 during the quarter ended September 30, 2021 to $10,539,000, as compared to $9,292,000 at June 30, 2021. Non-performing loans were $28,790,000 at September 30, 2021, a decrease of $3,915,000 and $5,827,000, respectively, from $32,705,000 and $22,963,000 as of June 30, 2021, and September 30, 2020, respectively.
The following table illustrates the total loans by risk rating and their respective percentage of total loans for the periods presented.

	September 30,	% of Total Loans	June 30,	% of Total Loans	September 30,	% of Total Loans
(dollars in thousands)	2021		2021		2020
Risk Rating:
Pass	$4,698,475	96.1%	$4,756,381	96.2%	$4,630,266	95.9%
Special Mention	138,699	2.9%	130,232	2.6%	147,343	3.1%
Substandard	50,322	1.0%	58,281	1.2%	48,729	0.9%
Total	$4,887,496		$4,944,894		$4,826,338

Classified loans to total loans	1.03%		1.18%		1.01%
Loans past due 30+ days to total loans	0.22%		0.19%		0.22%
The Company's loan portfolio for non-classified loans (loans graded special mention or better) remains consistent for the quarter ended September 30, 2021, as compared to the trailing quarter June 30, 2021, representing 99.0% and 98.8% of total loans outstanding, respectively. Loans risk graded special mention increased by approximately $8,466,000 during the quarter ended September 30, 2021 as compared to the trailing quarter, while loans risk graded substandard decreased by $8,047,000 over the same period.

There was one addition to other real estate owned totaling $560,000, including a $113,000 fair value benefit, during the quarter ended September 30, 2021 and there was one sale for proceeds of approximately $189,000, which generated a net gain of $31,000 for the quarter. As of September 30, 2021, other real estate owned consisted of six properties with a carrying value of approximately $2,650,000.
Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended September 30,
(in thousands)	2021	2020	$ Change	% Change
ATM and interchange fees	$6,516	$5,637	$879	15.6%
Service charges on deposit accounts	3,608	3,334	274	8.2%
Other service fees	897	805	92	11.4%
Mortgage banking service fees	476	457	19	4.2%
Change in value of mortgage servicing rights	(232)	236	(468)	(198.3)%
Total service charges and fees	11,265	10,469	796	7.6%
Increase in cash value of life insurance	644	773	(129)	(16.7)%
Asset management and commission income	957	667	290	43.5%
Gain on sale of loans	1,814	3,035	(1,221)	(40.2)%
Lease brokerage income	183	175	8	4.6%
Sale of customer checks	107	91	16	17.6%
Gain on sale of investment securities	—	7	(7)	n/m
Gain (loss) on marketable equity securities	(14)	—	(14)	n/m
Other	139	(80)	219	(273.8)%
Total other non-interest income	3,830	4,668	(838)	(18.0)%
Total non-interest income	$15,095	$15,137	$(42)	(0.3)%
Non-interest income decreased $42,000 or 0.3% to $15,095,000 during the three months ended September 30, 2021, compared to $15,137,000 during the comparable 2020 quarter. Following the relaxed social distancing guidelines, increased debit card usage benefited ATM and interchange fees, increasing by $879,000, during the recent quarter ended. Conversely, changes in the value of mortgage servicing rights and gain on sale of mortgage loans declined by $468,000 and $1,221,000, respectively, during the three months ended September 30, 2021 as compared to the equivalent period in 2020.
The following table presents the key components of non-interest income for the current and prior year periods indicated:

	Nine months ended September 30,
(in thousands)	2021	2020	$ Change	% Change
ATM and interchange fees	$18,935	$15,913	$3,022	19.0%
Service charges on deposit accounts	10,339	10,426	(87)	(0.8)%
Other service fees	2,682	2,296	386	16.8%
Mortgage banking service fees	1,406	1,386	20	1.4%
Change in value of mortgage servicing rights	(691)	(2,258)	1,567	(69.4)%
Total service charges and fees	32,671	27,763	4,908	17.7%
Increase in cash value of life insurance	2,062	2,203	(141)	(6.4)%
Asset management and commission income	2,738	2,244	494	22.0%
Gain on sale of loans	7,908	5,662	2,246	39.7%
Lease brokerage income	542	495	47	9.5%
Sale of customer checks	342	303	39	12.9%
Gain on sale of investment securities	—	7	(7)	n/m
Gain (loss) on marketable equity securities	(59)	72	(131)	(181.9)%
Other	958	(135)	1,093	(809.6)%
Total other non-interest income	14,491	10,851	3,640	33.5%
Total non-interest income	$47,162	$38,614	$8,548	22.1%
Total non-interest income increased by $8,548,000 or 22.1% to $47,162,000 during the nine months ended September 30, 2021, compared to $38,614,000 during the trailing quarter June 30, 2021. Most notably, the historically low rate environment has benefited the production volumes of mortgage loans that are originated and sold for a gain which contributed $2,246,000 to the overall increase in non-interest income. Other non-interest income increased by $1,093,000 or 809.6% for the nine months ended September 30, 2021. The nine months ended 2020 period included a reduction of income totaling $577,000 attributed to decreases in the fair value of assets used to fund acquired deferred compensation plans, as compared to an increase in income totaling $370,000 during the same period in 2021. The remaining changes in non-interest income for the nine months ended September 30, 2021 and 2020 are generally consistent with the changes in the comparable three month periods discussed above.
Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated:

	Three months ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Base salaries, net of deferred loan origination costs	$17,673	$18,754	$(1,081)	(5.8)%
Incentive compensation	3,123	2,184	939	43.0%
Benefits and other compensation costs	5,478	8,383	(2,905)	(34.7)%
Total salaries and benefits expense	26,274	29,321	(3,047)	(10.4)%
Occupancy	3,771	3,440	331	9.6%
Data processing and software	3,689	3,561	128	3.6%
Equipment	1,336	1,549	(213)	(13.8)%
Intangible amortization	1,409	1,431	(22)	(1.5)%
Advertising	966	869	97	11.2%
ATM and POS network charges	1,692	1,314	378	28.8%
Professional fees	1,090	955	135	14.1%
Telecommunications	574	619	(45)	(7.3)%
Regulatory assessments and insurance	673	538	135	25.1%
Merger and acquisition expense	651	—	651	n/m
Postage	156	118	38	32.2%
Operational losses	244	154	90	58.4%
Courier service	286	345	(59)	(17.1)%
Gain on sale or acquisition of foreclosed assets	(144)	—	(144)	n/m
(Gain) loss on disposal of fixed assets	(19)	22	(41)	(186.4)%
Other miscellaneous expense	3,159	2,478	681	27.5%
Total other non-interest expense	19,533	17,393	2,140	12.3%
Total non-interest expense	$45,807	$46,714	$(907)	(1.9)%
Average full time equivalent staff	1,049	1,105	(56)	(5.1)%
Non-interest expense decreased by $907,000 or 1.9% to $45,807,000 during the three months ended September 30, 2021 as compared to $46,714,000 for the three months ended September 30, 2020. Salaries, net of deferred loan origination costs, decreased by $1,081,000 to $17,673,000 for the three months ended September 30, 2021. The comparative period in 2020 included approximately $400,000 in non-recurring severance costs from reductions in personnel and a reduction of nearly $745,000 in deferred loan origination costs following a taper of the first round of PPP loan origination volume. Benefits and other compensation expense decreased by $2,905,000 during the three months ended September 30, 2021, primarily the result of decreases in expenses associated with retirement obligations and group insurance costs. Approximately $95,000 of the increase in occupancy expense is attributable to the Company's recently opened loan production offices.

The following table presents the key components of non-interest income for the current and prior year periods indicated:

	Nine months ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Base salaries, net of deferred loan origination costs	$50,721	$53,654	$(2,933)	(5.5)%
Incentive compensation	11,025	7,680	3,345	43.6%
Benefits and other compensation costs	16,939	22,314	(5,375)	(24.1)%
Total salaries and benefits expense	78,685	83,648	(4,963)	(5.9)%
Occupancy	11,197	10,713	484	4.5%
Data processing and software	10,092	10,585	(493)	(4.7)%
Equipment	4,060	4,411	(351)	(8.0)%
Intangible amortization	4,271	4,293	(22)	(0.5)%
Advertising	2,080	2,065	15	0.7%
ATM and POS network charges	4,489	3,897	592	15.2%
Professional fees	2,730	2,399	331	13.8%
Telecommunications	1,719	1,983	(264)	(13.3)%
Regulatory assessments and insurance	1,903	993	910	91.6%
Merger and acquisition expense	651	—	651	n/m
Postage	478	691	(213)	(30.8)%
Operational losses	665	559	106	19.0%
Courier service	868	1,013	(145)	(14.3)%
Gain on sale or acquisition of foreclosed assets	(210)	(57)	(153)	268.4%
(Gain) loss on disposal of fixed assets	(445)	37	(482)	(1302.7)%
Other miscellaneous expense	8,363	9,783	(1,420)	(14.5)%
Total other non-interest expense	52,911	53,365	(454)	(0.9)%
Total non-interest expense	$131,596	$137,013	$(5,417)	(4.0)%
Average full-time equivalent staff	1,031	1,129	(98)	(8.7)%
The changes in non-interest expense for the nine months ended September 30, 2021 and 2020 are generally consistent with the changes in the comparable three month periods discussed above. Changes in incentive compensation expense were impacted primarily by increases in net loan growth which, excluding PPP, totaled approximately $335,658,000 for the nine months ended September 30, 2021 as compared to $218,042,000 during the similar nine month period in the prior year. For the nine months ended September 30, 2021, approximately $944,000 of total expenses are attributable to the Company's recently opened loan production offices, of which approximately $824,000 relates to salaries and benefits. Regulatory assessment and insurance expense increased in the current year to date period primarily due to the expiration of credits during the 2020 year and to a lesser extent, the overall balance sheet growth of the Bank.
Income Taxes
The Company’s effective tax rate was 28.5% for the nine months ended September 30, 2021, as compared to 25.8% for the year ended December 31, 2020. The reduced effective tax rate in the prior year was made possible through the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provided the Company with an opportunity to file amended tax returns and generate proposed refunds of approximately $805,000. While the Company has initiated several tax strategies in anticipation of future tax rate increases, it is not anticipated that any will directly impact the Company's effective tax rate until such rate changes have been legislatively approved. Other differences between the Company's effective tax rate and applicable federal and state statutory rates are due to the proportion of non-taxable revenue and low income housing tax credits as compared to the levels of pre-tax earnings.
Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. The following is a comparison of the quarterly change in certain assets and liabilities:

(in thousands)	As of September 30, 2021	As of June 30, 2021	$ Change	Annualized % Change
Ending balances
Total assets	$8,458,030	$8,170,365	$287,665	14.1%
Total loans	4,887,496	4,944,894	(57,398)	(4.6)%
Total PPP loans	151,448	239,592	(88,144)	(147.2)%
Total investments	2,333,015	2,103,575	229,440	43.6%
Total deposits	7,236,822	6,992,053	244,769	14.0%
Total noninterest-bearing deposits	2,943,016	2,843,783	99,233	14.0%
Total other borrowings	45,601	40,559	5,042	49.7%
Organic loan growth, excluding PPP, of $30,746,000 or 2.6% on an annualized basis was realized during the quarter ended September 30, 2021, primarily within commercial real estate. In addition, investment security growth was $229,440,000 or 43.6% on an annualized basis as excess liquidity continued to be put to use in higher yielding earning assets. Earning asset growth was funded by the continued growth of deposit balances which increased during the third quarter of 2021 by $244,769,000 or 14.0% annualized.
The following is a comparison of the year over year change in certain assets and liabilities:

	As of September 30,		$ Change	% Change
(in thousands)	2021	2020
Ending balances
Total assets	$8,458,030	$7,449,799	$1,008,231	13.5%
Total loans	4,887,496	4,826,338	61,158	1.3%
Total PPP loans	151,448	425,947	(274,499)	(64.4)%
Total investments	2,333,015	1,473,935	859,080	58.3%
Total deposits	7,236,822	6,340,588	896,234	14.1%
Total noninterest-bearing deposits	2,943,016	2,517,819	425,197	16.9%
Total other borrowings	45,601	27,055	18,546	68.5%
The PPP program and other forms of stimulus payments have increased deposit levels significantly during the 12 months ended September 30, 2021. While excess deposit proceeds are ratably being allocated to the purchase of investment securities with short and medium term durations to improve overall margin, we expect to maintain above average levels of liquidity into 2022, as the economic impacts of COVID-19, Federal economic policy changes, and the extent of future Federal and state stimulus remains uncertain. Investment securities increased to $2,333,015,000 at September 30, 2021, a change of $859,080,000 or 58.3% from $1,473,935,000 at September 30, 2020.
Investment Securities
Investment securities available for sale increased $681,557,000 to $2,095,821,000 as of September 30, 2021, compared to December 31, 2020. This increase is primarily supported by deposit growth and available cash reserves. There were no sales of investment securities during the three and nine months ended September 30, 2021 and 2020, respectively.
The following table presents the available for sale debt securities portfolio by major type as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$1,244,616	59.4%	$812,374	57.4%
Obligations of states and political subdivisions	168,107	8.0%	129,095	9.1%
Corporate bonds	6,796	0.3%	2,544	0.2%
Asset backed securities	676,302	32.3%	470,251	33.3%
Total debt securities available for sale	$2,095,821	100.0%	$1,414,264	100.0%

	September 30, 2021		December 31, 2020
(in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$208,127	95.9%	$273,667	96.2%
Obligations of states and political subdivisions	8,852	4.1%	10,896	3.8%
Total debt securities held to maturity	$216,979	100.0%	$284,563	100.0%
Investment securities held to maturity decreased $67,584,000 to $216,979,000 as of September 30, 2021, as compared to December 31, 2020. This decrease is attributable to calls and principal repayments of $66,880,000, and amortization of net purchase premiums of $704,000.
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
The following table shows the Company’s loan balances, net deferred loan costs and discounts, as of the dates indicated:

(in thousands)	September 30, 2021		December 31, 2020
Commercial real estate	$3,222,737	65.94%	$2,951,902	61.97%
Consumer	1,053,653	21.56%	952,108	19.99%
Commercial and industrial	345,027	7.06%	526,327	11.05%
Construction	216,680	4.43%	284,842	5.98%
Agriculture production	44,410	0.91%	44,164	0.93%
Leases	4,989	0.10%	3,784	0.08%
Total loans	$4,887,496	100.0%	$4,763,127	100.0%

As of September 30, 2021 and December 31, 2020, the total gross balance outstanding of PPP loans was $157,461,000 and $333,982,000 as compared to total PPP originations of $640,410,000. In connection with the origination of these loans, the Company earned approximately $25,299,000 in loan fees, offset by deferred loan costs of approximately $1,245,000, the net of which will be recognized over the earlier of loan maturity (between 24-60 months), repayment or receipt of forgiveness confirmation. As of September 30, 2021 and December 31, 2020, there was approximately $6,013,000 and $7,212,000 in net deferred fee income remaining to be recognized. During the three and nine months ended September 30, 2021, the Company recognized $2,984,000 and $10,306,000, respectively in fees on PPP loans. During the three and nine months ended September 30, 2020, the Company recognized $2,603,000 and $4,959,000 in fees on PPP loans.

Nonperforming Assets
The following tables set forth the amount of the Company’s nonperforming assets ("NPA") as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(in thousands)	September 30, 2021	December 31, 2020
Performing nonaccrual loans	$26,169	$22,896
Nonperforming nonaccrual loans	2,621	3,968
Total nonaccrual loans	28,790	26,864
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	28,790	26,864
Foreclosed assets	2,650	2,844
Total nonperforming assets	$31,440	$29,708
Nonperforming assets to total assets	0.37%	0.39%
Nonperforming loans to total loans	0.59%	0.56%
Allowance for credit losses to nonperforming loans	341%	342%

Changes in nonperforming assets during the three months ended September 30, 2021

(in thousands)	Balance at June 30, 2021	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at September 30, 2021
Commercial real estate:
CRE non-owner occupied	$8,515	—	(784)	(18)	—	$7,713
CRE owner occupied	5,610	—	(733)	—	—	4,877
Multifamily	171	4,397	(8)	—	—	4,560
Farmland	1,346	37	(110)	(126)	—	1,147
Total commercial real estate loans	15,642	4,434	(1,635)	(144)	—	18,297
Consumer
SFR 1-4 1st DT liens	4,328	—	97	(145)	(447)	3,833
SFR HELOCs and junior liens	4,604	217	(787)	—	—	4,034
Other	113	75	(12)	(92)	—	84
Total consumer loans	9,045	292	(702)	(237)	(447)	7,951
Commercial and industrial	3,615	33	(129)	(1,112)	—	2,407
Construction	4,402	—	(4,387)	—	—	15
Agriculture production	—	120	—	—	—	120
Leases	—	—	—	—	—	—
Total nonperforming loans	32,704	4,879	(6,853)	(1,493)	(447)	28,790
Foreclosed assets	2,248	113	(158)	—	447	2,650
Total nonperforming assets	$34,952	4,992	(7,011)	(1,493)	—	$31,440
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets decreased during the three months ended September 30, 2021 by $3,512,000 (10.0%) to $31,440,000 at September 30, 2021 compared to $34,952,000 at June 30, 2021. The decrease in nonperforming assets during the third quarter of 2021 was primarily the result gross pay-downs of $7,011,000, which included $4,387,000 of construction loans transferred to multifamily, and write-downs of $1,493,000, which were partially offset by new nonperforming assets of $492,000.
During the third quarter of 2021, a credit totaling $4,387,000 was transferred from Construction to Multifamily as part of the original contractual terms of the note agreement. Excluding this loan, new non performing loans added during the third quarter totaled just $492,000. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the specific loan loss reserves associated with these loans is sufficient as of September 30, 2021.
Loan charge-offs during the three months ended September 30, 2021
In the third quarter of 2021, the Company recorded $1,493,000 in loan charge-offs and $89,000 in deposit overdraft charge-offs less $1,288,000 in loan recoveries and $33,000 in deposit overdraft recoveries, which collectively resulted in $261,000 of net recoveries. Loan charge-offs within the commercial and industrial portfolio totaled $1,112,000, with $655,000 related to a single borrower and two additional borrowers with charge-offs totaling $199,000 and $100,000, respectively. Concentrated recovery activity included $793,000 from a single CRE owner-occupied borrower and $290,000 from a single commercial and industrial loan.

Changes in nonperforming assets during the nine months ended September 30, 2021

(in thousands)	Balance at December 31, 2020	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at September 30, 2021
Commercial real estate:
CRE non-owner occupied	$3,110	5,776	(1,155)	(18)	—	$7,713
CRE owner occupied	4,061	2,135	(1,319)	—	—	4,877
Multifamily	—	4,568	(8)	—	—	4,560
Farmland	1,538	37	(302)	(126)	—	1,147
Total commercial real estate loans	8,709	12,516	(2,784)	(144)	—	18,297
Consumer
SFR 1-4 1st DT liens	5,093	44	(610)	(145)	(549)	3,833
SFR HELOCs and junior liens	6,148	861	(2,975)	—	—	4,034
Other	167	166	(20)	(229)	—	84
Total consumer loans	11,408	1,071	(3,605)	(374)	(549)	7,951
Commercial and industrial	2,183	2,481	(810)	(1,447)	—	2,407
Construction	4,546	—	(4,531)	—	—	15
Agriculture production	18	120	(18)	—	—	120
Leases	—	—	—	—	—	—
Total nonperforming loans	26,864	16,188	(11,748)	(1,965)	(549)	28,790
Foreclosed assets	2,844	113	(856)	—	549	2,650
Total nonperforming assets	$29,708	16,301	(12,604)	(1,965)	—	$31,440
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the nine months ended September 30, 2021 by $1,732,000 (5.8%) to $31,440,000 at September 30, 2021 compared to $29,708,000 at December 31, 2020. Excluding the loan totaling $4,387,000 transferred from Construction to Multifamily, the increase in nonperforming assets during the first nine months of 2021 was primarily the result of new nonperforming loans of $11,801,000, which were partially offset by pay-downs of $8,217,000 and write-downs of $1,965,000.
Loan charge-offs during the nine months ended September 30, 2021
During the nine months ended September 30, 2021, the Company recorded $1,965,000 in loan charge-offs and $230,000 in deposit overdraft charge-offs less $2,437,000 in loan recoveries and $97,000 in deposit overdraft recoveries, which collectively resulted in $339,000 of net recoveries.
The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses as of the dates indicated:

(in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Allowance for credit losses:
Qualitative and forecast factor allowance	$58,998	$58,118	$56,500	$61,935	$56,393
Cohort model allowance reserves	24,475	26,237	27,959	28,462	30,373
Total allowance for credit losses	83,473	84,355	84,459	90,397	86,766
Allowance for individually evaluated loans	833	1,707	1,482	1,450	809
Allowance for PCD loan losses	—	—	—	—	—
Total allowance for credit losses	$84,306	$86,062	$85,941	$91,847	$87,575
Allowance for credit losses for loans / Total loans	1.72%	1.74%	1.73%	1.93%	1.81%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. Based on the current conditions of the loan portfolio, management believes that the $84,306,000 allowance for loan losses at September 30, 2021 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for loan losses as of the dates indicated:

	September 30, 2021		December 31, 2020		September 30, 2020
Commercial real estate	$50,729	60.2%	53,693	58.5%	$50,294	57.4%
Consumer	23,491	27.9%	25,148	27.4%	24,007	27.4%
Commercial and industrial	3,427	4.1%	4,252	4.6%	4,534	5.2%
Construction	5,528	6.6%	7,540	8.2%	7,640	8.7%
Agriculture production	1,119	1.2%	1,209	1.3%	1,093	1.3%
Leases	12	—%	5	—%	7	—%
Total allowance for credit losses	$84,306	100.0%	91,847	100.0%	$87,575	100.0%
The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

	September 30, 2021		December 31, 2020		September 30, 2020
Commercial real estate	$3,222,737	1.57%	$2,951,902	1.82%	$2,936,422	1.71%
Consumer	1,053,653	2.22%	952,108	2.62%	926,835	2.57%
Commercial and industrial	345,027	0.99%	526,327	0.81%	633,897	0.72%
Construction	216,680	2.55%	284,842	2.65%	284,933	2.68%
Agriculture production	44,410	2.52%	44,164	2.74%	40,613	2.69%
Leases	4,989	0.24%	3,784	0.13%	3,638	0.19%
Total loans	$4,887,496	1.72%	$4,763,127	1.93%	$4,826,338	1.88%

The following table summarizes the activity in the allowance for credit losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Allowance for credit losses:
Balance at beginning of period	$86,062	$79,739	$91,847	$30,616
Impact of adoption from ASU 2016-13	—	—	—	18,913
Provision for (reversal of) loan losses	(1,495)	7,649	(7,880)	37,738
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—	—	—
CRE owner occupied	(18)	—	(18)	—
Multifamily	—	—	—	—
Farmland	(126)	—	(126)	—
Consumer:
SFR 1-4 1st DT liens	(145)	(2)	(145)	(13)
SFR HELOCs and junior liens	—	—	—	(23)
Other	(181)	(98)	(460)	(471)
Commercial and industrial	(1,112)	(94)	(1,446)	(688)
Construction	—	—	—	—
Agriculture production	—	—	—	—
Leases	—	—	—	—
Total loans charged-off	(1,582)	(194)	(2,195)	(1,195)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	10	23	12	223
CRE owner occupied	793	1	794	3
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
Home equity lines	1	2	12	414
Home equity loans	63	126	860	265
Other consumer	97	85	262	253
Commercial and industrial	355	142	570	323
Construction	—	—	—	—
Agriculture production	2	2	24	22
Leases	—	—	—	—
Total recoveries of previously charged-off loans	1,321	381	2,534	1,503
Net (charge-offs) recoveries	(261)	187	339	308
Balance at end of period	$84,306	$87,575	$84,306	$87,575
Average total loans	$4,897,922	$4,827,564	$4,880,298	$4,605,138
Ratios (annualized):
Net recoveries (charge-offs) during period to average loans outstanding during period	(0.02)%	0.02%	0.01%	0.01%
Provision for credit losses (benefit from reversal of) to average loans outstanding during period	(0.12)%	0.63%	(0.32)%	1.64%

Foreclosed Assets, Net of Allowance for Losses
The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses, for the nine months ended September 30, 2021:

(in thousands)	Balance at December 31, 2020	Sales	Valuation Adjustments	Transfers from Loans	Balance at September 30, 2021
Land & construction	$154	$—	$—	$—	$154
Residential real estate	1,507	(868)	125	549	1,313
Commercial real estate	1,183	—	—	—	1,183
Total foreclosed assets	$2,844	$(868)	$125	$549	$2,650

Deposits
During the three and nine months ended September 30, 2021, the Company’s deposits increased by $244,769,000 and $730,888,000, respectively, to $7,236,822,000 at quarter ended. Included in the September 30, 2021 and December 31, 2020 certificate of deposit balances are $10,000,000, respectively, from the State of California. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company.
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
On February 25, 2021 the Board of Directors approved the authorization to repurchase up to 2,000,000 shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the program is subject to change. The 2021 Repurchase Plan has no expiration date (in accordance with applicable laws and regulations) and during the three and nine month periods September 30, 2021, the Company repurchased zero and 63,317 shares with a market value of $2,831,000, respectively.
In connection with approval of the 2021 Repurchase Plan, the Company’s previous repurchase program adopted on November 12, 2019 (the 2019 Repurchase Plan) was terminated. Under the 2019 Repurchase Plan, during the nine months ended September 30, 2021, the Company repurchased 223 shares with a market value of approximately $8,000. The Company repurchased 858,717 shares during 2020.
The Company’s primary capital resource is shareholders’ equity, which totaled $982,014,000 at September 30, 2021. This amount represents an increase of $24,241,000 during the quarter ended June 30, 2021, primarily as a result of net income of $28,362,000, plus an increase in accumulated other comprehensive income of $5,206,000, offset by $7,430,000 in cash dividends paid on common stock. The Company’s ratio of equity to total assets was 11.8% and 12.1% as of September 30, 2021 and December 31, 2020, respectively. We believe that the Company and the Bank were in compliance with applicable minimum capital requirements set forth in the final Basel III Capital rules as of September 30, 2021. The following summarizes the Company’s ratios of capital to risk-adjusted assets as of the dates indicated:

	September 30, 2021		December 31, 2020
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total risk based capital	15.4%	10.5%	15.2%	10.5%
Tier I capital	14.2%	8.5%	14.0%	8.5%
Common equity Tier 1 capital	13.2%	7.0%	12.9%	7.0%
Leverage	9.9%	4.0%	9.9%	4.0%

See Note 8 and Note 14 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

As of September 30, 2021, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with current and prospective covenants in credit agreements.
Liquidity
The Company’s principal source of asset liquidity is cash at the Federal Reserve Bank of San Francisco (“Federal Reserve”) and other banks and marketable investment securities available for sale. As of September 30, 2021, Federal Reserve cash reserve ratios continue to be temporarily reduced to zero as a response to the COVID-19 pandemic. The Company’s profitability during the first nine months of 2021 generated cash flows from operations of $99,919,000 compared to $78,584,000 during the first nine months of 2020. Net cash used by investing activities was $752,929,000 for the nine months ended September 30, 2021, compared to net cash from investing activities of $639,947,000 during the nine months ending 2020. Financing activities provided $723,695,000 during the nine months ended September 30, 2021, compared to $937,438,000 used during the nine months ended June 30, 2020. During the nine months ended September 30, 2021 deposit balance increases of $730,888,000 were the largest contributor to the source of funding that facilitated net loan growth of $124,369,000 and net investment security growth of $613,913,000, compared to a decrease of $973,594,000 for financing activity during the same period in 2020.
The changes in contractual obligations of the Company and Bank, to include but not limited to term subordinated debt, operating leases, deferred compensation and supplemental retirement plans as well as off-balance sheet commitments such as unfunded loans and letters of credit have remained relatively unchanged when compared to the similar balances or totals as of December 31, 2020.
The Company maintains a collateralized line of credit with the FHLB. Based on the FHLB stock requirements at September 30, 2021, this line provided for maximum borrowings of $2.22 billion of which none was outstanding. As of September 30, 2021, the Company had designated investment securities with a fair value of $75,998,000 and loans totaling $3.46 billion as potential collateral under this collateralized line of credit with the FHLB.
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
The principal cash requirements of the Company are dividends on common stock when declared. The Company is dependent upon the payment of cash dividends by the Bank to service its commitments. Shareholder dividends are expected to continue subject to the Board’s discretion and continuing evaluation of capital levels, earnings, asset quality and other factors. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to meet this payment schedule. Dividends from the Bank are subject to certain regulatory restrictions. Dividends paid used $22,291,000 and $19,758,000 of cash during the nine months ended September 30, 2021 and 2020, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates occurring subsequent to December 31, 2020, the following update of the Company’s assessment of market risk as of September 30, 2021 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2020.
During the quarter ended September 30, 2021, market interest rates, including many rates that serve as reference indices for variable rate loans, showed signs of upward improvement during April and May before ultimately retreating in June of 2021. This prolonged retraction in rates continues to apply downward pressure on the portfolio. Furthermore, management believes that excess liquidity, which when combined with the federal government's continued balance sheet growth and purchase of mortgage-backed agency securities, continues to create limited opportunities for financial institutions to acquire earning assets at yields that are considered neutral or favorable to historical levels of net interest margin. While inflationary pressures and commentary provided by the Federal Reserve lead to some steepening of longer term rates as of September 30, 2021, those increase have not lead to improvement in spread, the difference between treasury rates and the rates associated with the universe of available investment options with similar durations.

As of September 30, 2021, the Company's loan portfolio consisted of approximately $4.91 billion in outstanding principal with a weighted average coupon rate of 4.28%, inclusive of the PPP program loans. Excluding PPP loans, the Company's loan portfolio has approximately $4.76 billion outstanding with a weighted average coupon rate of 4.38% as of September 30, 2021. Included in the September 30, 2021 loan total, exclusive of PPP loans, are variable rate loans totaling $3.06 billion of which 88.9% or $2.71 billion were at their floor rate. The remaining variable rate loans totaling $351.0 million, which carried a weighted average coupon rate of 4.78% as of September 30, 2021, are subject to further rate adjustment. Under the presumption that rates are rising, management estimates that more than two 25 basis point rate increases would be needed in order increase rates on 61.2% of the $2.71 billion in loans that are at floors with the remaining 38.8% of loans at floors requiring at least one rate increase of 25 basis points.
Management funds the acquisition of nearly all of its earning assets through its core deposit gathering activities. As of September 30, 2021, non-interest bearing deposits represented 40.7% of total deposits. Further, during the quarter ended September 30, 2021, the cost of interest bearing deposits were 0.08% and the cost of total deposits were 0.05%. Under the assumption that the Company will not introduce a negative rate environment to its customer base and that rates will not increase, management anticipates that future decreases in loan yields are more likely than not to decline more rapidly than decreases in deposit costs and thus continue to put downward pressures on net interest margin. With the intent of stabilizing or increasing net interest income, management intends to continue to deploy its excess liquidity and seek to migrate certain earning assets into higher yielding categories (from investment securities and into loans, for example).
As of September 30, 2021 the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was less than 1.00%. Based on the historical nature of these rates in the United States not falling below zero, management believes that a shock scenario that reduces interest rates below zero would not provide meaningful results and therefore, have not been modeled. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous shock scenario over a twelve month period utilizing the Company's specific mix of interest earning assets and interest bearing liabilities as of September 30, 2021.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+200 (shock)	3.8%	14.2%
+100 (shock)	1.9%	9.6%
+ 0 (flat)	—	—
-100 (shock)	(5.7)%	(29.2)%
-200 (shock)	nm	nm

Item 4.    Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
During the three months ended September 30, 2021, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Prior to the transactions contemplated in the Valley acquisition agreement being consummated, the Company and Valley must obtain certain regulatory approvals, including approvals of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the California Department of Financial Protection and Innovation. The terms and conditions of the approvals that are granted may impose conditions, limitations, obligations or costs, or place restrictions on the conduct of the Company or its business following the acquisition, or require changes to the terms of the transactions completed by the Valley acquisition agreement. There can be no assurance that the regulators will not impose any such conditions, obligations or restrictions; and that such conditions, limitations, obligations or restrictions will not have the effect of delaying or preventing completion of any of the transactions contemplated by the Valley acquisition agreement, imposing additional material costs on or materially limiting the revenues of the Company following the acquisition or otherwise reduce the anticipated benefits of the acquisition if the acquisition was consummated successfully within the expected timeframe, any of which might have an adverse effect on the Company following the acquisition.

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

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs at period end (2)
July 1-31, 2021	27,632	$40.31	17,963	1,954,646
August 1-31, 2021	14	38.79	—	1,936,683
September 1-30, 2021	—	—	—	1,936,683
Total	27,646		17,963
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

TRICO BANCSHARES
(Registrant)

Date: November 8, 2021	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)