Form 10-K
period 2021-12-31
TRICO BANCSHARES /
filed 2022-03-01
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________
FORM 10-K
_____________________
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
☐  Yes           ☒  No
The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2021, was approximately $1,213,065,000.
The number of shares outstanding of Registrant’s common stock, as of February 22, 2022, was 29,730,424.
DOCUMENTS INCORPORATED BY REFERENCE
The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 19, 2022, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

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
As a bank holding company, TriCo is subject to the supervision of the Board of Governors of the Federal Reserve System (the “FRB”) under the BHC Act. The Bank is subject to the supervision of the California Department of Financial Protection & Innovation (the “DFPI”) and the Federal Deposit Insurance Corporation (the "FDIC"). See “Regulation and Supervision.”
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

Tri Counties Bank
The Bank was organized in 1975 and had total assets of approximately $8.6 billion at December 31, 2021. Based in Chico, California, the Bank offers an extensive and competitive breadth of consumer, small business and commercial banking services through its network of stand-alone and in-store branches in communities throughout California. The Bank focuses on relationships and personal contact, emphasizing its Service with Solutions ®. In addition to its California community bank network, the Bank provides advanced online and mobile banking, a shared nationwide network of over 37,000 ATMs, and bankers available by phone 7 days per week.
The Bank provides a breadth of personal, small business and commercial financial services including accepting demand, savings and time deposits and making small business, commercial, real estate, and consumer loans, as well as a range of Treasury Management Services and other customary banking services including safe deposit boxes at some branches. Brokerage services are provided at the Bank’s offices by Tri Counties Wealth Management Advisors through the Bank’s arrangement with Raymond James Financial Services, Inc., an independent financial services provider and broker-dealer.
Over 80% of the Bank’s customers are personal banking customers. Less than 20% are business and commercial banking customers serving a diverse number of industry types including manufacturing, real estate development, retail, wholesale, transportation, agriculture, commerce, and professional services. The majority of the Bank’s loans are direct loans made to individuals and businesses in California where its branches or business lending centers are located. At December 31, 2021, the Bank’s consumer loans net of deferred fees outstanding were $1,071,551 (21.8%), commercial and industrial loans (including the Paycheck Protection Program [PPP] loans) outstanding were $259,355,000 (5.3%), real estate construction loans of $222,281,000 (4.5%), and commercial real estate loans were $3,306,054,000 (67.2%) of total loans. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.
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

Merger with Valley Republic Bancorp

On July 27, 2021, TriCo and Valley Republic Bancorp ("VRB") entered into a definitive merger agreement under which VRB will merge into TriCo in a stock-for-stock transaction and Valley Republic Bank, a wholly owned subsidiary of VRB, will merge into the Bank. Under the terms of the merger agreement, shareholders of VRB will receive 0.95 common shares of TriCo common stock for each share of VRB common stock. Including outstanding options and restricted stock grants, the transaction is valued at approximately $177,450,000. Upon closing, TriCo shareholders will own approximately 88% of the combined company and VRB shareholders will own approximately 12%, on a fully diluted basis. The merger was approved by the Federal Deposit Insurance Corporation ("FDIC") and the California Department of Financial Protection and Innovation ("DFPI") in 2021 and is awaiting approval from the the Board of Governors of the Federal Reserve System and is expected to close in the first quarter of 2022. Once completed, the merger will position the combined company to better serve the San Joaquin Valley in California.

Human Capital Resources

At December 31, 2021, we employed 1,094 persons, including five executive officers. Full time equivalent employees were 1,074. Additionally, we at times will utilize independent contractors and temporary personnel to supplement our workforce. None of our employees are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are good.

Our employees are critical to our success and competition for qualified banking personnel has historically been intense. We provide a wide variety of opportunities for professional growth for all employees with a focus on in-classroom and on-line trainings, on-the-job experience, including active mentoring and education tuition assistance. We seek to create an engaged workforce through proactive listening, forward looking career conversation and constructive dialogue through periodic performance discussions as well as employee engagement and exit surveys.

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

TriCo team members actively share their talents in their communities through volunteer activities in education, economic development, human and health services, and community reinvestment. During 2021, team members logged more than 6,600 hours, supporting nearly 200 organizations, and more than 3,000 of those hours were for the benefit of community development efforts to support programs and services to low or moderate income communities.

We have assembled a team to assist us in framing and progressing the Bank's diversity, inclusion, and equity efforts. Our efforts to foster an environment that embraces employee perspectives through understanding one another's opinions, beliefs, experiences, innate differences and the promotion of dialogue and actions will make us a stronger company. We also believe that a diverse workforce that is representative of our customers in the community will enable us to better serve our customers, enhancing our success as an organization. We know the process is a journey and expect our efforts to develop and progress over time.

In response to COVID-19, we continue to provide administrative paid leave support to employees where operations are closed or impacted, make work from home options as broadly available as possible, and enhanced safety measures throughout our company, notably for customer-facing employees. Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Competition

The banking business in California generally is highly competitive with respect to both loans and deposits. It is dominated by a relatively small number of national and regional banks with many offices operating over a wide geographic area; with the San Francisco Bay area having a larger number of national and regional banks than the rest of our footprint. Among the advantages such major banks have over the Bank are their greater ability to finance investments in technology and marketing campaigns and to allocate their investment assets to regions of high yield and demand. By virtue of their greater total capitalization, such institutions also have substantially higher lending limits than the Bank.

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

As the financial services industry becomes increasingly oriented toward technology-driven delivery systems, we face competition from banks and non-bank institutions without offices in its primary service area. We also increasingly compete with financial technology or “fintech” companies for loans and other financial services customers.

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
The Bank is subject to regulation, supervision and periodic examination by the FDIC, which is the Bank’s primary federal regulator because the bank is a state-chartered bank that is not a member of the Federal Reserve System, and the DFPI, because the Bank is a California state chartered bank. The regulations and requirements as promulgated by these agencies are broad and extend to all of the Bank’s operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created the Consumer Financial Protection Bureau (the “CFPB”) as an independent entity with broad rulemaking, supervisory and enforcement authority over consumer financial products and services. The CFPB’s functions include investigating consumer complaints, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions, including the Bank. Banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, continue to be examined for compliance with federal consumer laws by their primary federal banking agency. However, pending regulatory approval for the Company's proposed merger with Valley Republic Bancorp, it is anticipated that subsequent to the closing of that transaction that the combined entity will have more than $10 billion in total assets. See the Risk Factors section for a a discussion of some of the risks the Bank will encounter when it exceeds $10 billion in assets.

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

Legislative and Regulatory Responses to the COVID-19 Pandemic

The COVID-19 pandemic has continued to cause extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. On March 27, 2020, the Coronavirus Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act was a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. There have also been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic.

The bank regulatory agencies ensured that adequate flexibility will be given to financial institutions who work with borrowers affected by the COVID-19 pandemic, and indicated that they would not criticize institutions who do so in a safe and sound manner. Further, the bank regulatory agencies have encouraged financial institutions to report accurate information to credit bureaus regarding relief provided to borrowers and have urged the importance of financial institutions to continue assisting those borrowers impacted by the COVID-19 pandemic. Also, on April 3, 2020, the bank regulatory agencies issued a joint policy statement to facilitate mortgage servicers’ ability to place consumers in short-term payment forbearance programs. This policy statement was followed by an interim final rule, on June 23, 2020, that makes it easier for consumers to transition out of financial hardship caused by the COVID-19 pandemic. The rule makes it clear that servicers do not violate Regulation X (which places restrictions and requirements upon lenders, mortgage brokers, or servicers of home loans related to consumers when they apply for and receive mortgage loans) by offering certain COVID-19-related loss mitigation options based on an evaluation of limited application information collected from the borrower. A final rule issued by the bank regulatory agencies on June 28, 2021 permits servicers to also offer certain COVID-19 related loan modification options based on the evaluation of an incomplete application. Federal and state moratoria on evictions and foreclosures that were implemented during 2020 in response to COVID-19 were extended late into 2021. Although these programs generally have expired, governmental authorities may take additional actions in the future to limit the adverse impact of COVID-19 on borrowers and tenants.

The Paycheck Protection Program ("PPP'), originally established under the CARES Act and extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, authorized financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of 2 years for loans originated prior to June 5, 2020 and 5 years for loans originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small businesses and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw PPP loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. Maximum loan amounts were also increased for accommodation and food service businesses. Although the PPP ended in accordance with its terms on May 31, 2021, outstanding PPP loans continue to go through the process of either obtaining forgiveness from the SBA or pursuing claims under the SBA guaranty.

Banking Acquisitions

We are required to obtain prior FRB approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. In addition, the prior approval of the FDIC and DFPI is required for a California chartered bank to merge with another bank or purchase the assets or assume the deposits of another bank. In determining whether to approve a proposed bank acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the CRA.

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHC Act and the Bank Merger Act and adopt a plan for revitalization of such practices. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized and the prospects for such action are uncertain at this time; however, the adoption of more expansive or prescriptive standards may have an impact on our acquisition activities. See the Risk Factors section for a more extensive discussion of this topic.

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

Restrictions on Dividends and Distributions

A California corporation such as TriCo may make a distribution to its shareholders to the extent that either the corporation’s retained earnings meet or exceed the amount of the proposed distribution or the value of the corporation’s assets exceed the amount of its liabilities plus the amount of shareholders preferences, if any, and certain other conditions are met. It is the FRB’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. In addition, a bank holding company’s ability to pay dividends on its common stock may be limited if it fails to maintain an adequate capital conservation buffer under these capital rules. See “Regulatory Capital Requirements.”

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

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, laws relating to fair lending and the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests.
Penalties for violations of the above laws may include fines, reimbursements, injunctive relief and other penalties.
Privacy, Data Protection and Cybersecurity

We are subject to a number of U.S. federal, state, local and foreign laws and regulations relating to consumer privacy and data protection. Under privacy protection provisions of the Gramm-Leach-Bliley Act of 1999 and its implementing regulations and guidance, we are limited in our ability to disclose certain non-public information about consumers to nonaffiliated third parties. Financial institutions, such as the Bank, are required by statute and regulation to notify consumers of their privacy policies and practices and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. In addition, such financial institutions must appropriately safeguard their customers’ nonpublic, personal information.

Consumers must be notified in the event of a data breach under applicable state laws. The changing privacy laws in the United States and elsewhere, including the California Consumer Privacy Act ("CCPA"), which became effective in January 2020 and was amended in November 2020 by a ballot initiative titled the California Privacy Rights Act, create new individual privacy rights and impose increased obligations on companies handling personal data. In addition, multiple states, Congress and regulators outside the United States are considering similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 23, 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a "computer-security incident" that rises to the level of a "notification incident" within the meaning attributed to those terms by the final rule. Banks' service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services "as soon as possible" after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule will take effect on April 1, 2022 and banks and their service providers must be in compliance with the requirements of the rule by May 1, 2022.

Federal banking agencies, including the FDIC and FRB, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.

Recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

During 2021, we did not identify any material cybersecurity incidents.

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

We believe that we were in compliance with the requirements of the Basel III capital rules applicable to us as of December 31, 2021. For a discussion of the regulatory capital requirements, see “Note 26 – Regulatory Matters” to the consolidated financial statements at Part II, Item 8 of this report.

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

Bank Secrecy Act / Anti-Money Laundering

Bank Secrecy Act of 1970 (“BSA”), which is intended to require financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, mandates that every bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (1) provide for a system of internal controls to assure ongoing compliance; (2) provide for independent testing for compliance; (3) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (4) provide training for appropriate personnel. In addition, banks are required to adopt a customer identification program as part of their BSA compliance program. Banks are also required to file SARs when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA. In May 2016, the regulations implementing the BSA were amended, effective May 2018, to explicitly include risk-based procedures for conducting ongoing customer due diligence and procedures for understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, FinCEN promulgated customer due diligence and customer identification rules that require banks to identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted), which rules became effective on May 11, 2018.

In addition to complying with the BSA, the Bank is subject to the USA Patriot Act of 2001 (“Patriot Act”). The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates that financial service companies implement additional policies and procedures and take heightened measures designed to address any or all of the following matters: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities.

On December 3, 2019, three federal banking agencies and the Financial Crimes Enforcement Network (“FinCEN”) issued a joint statement clarifying the compliance procedures and reporting requirements that banks must file for customers engaged in the growth or cultivation of hemp, including a clear statement that banks need not file a SAR on customers engaged in the growth or cultivation of hemp in accordance with applicable laws and regulations. This statement does not apply to cannabis-related business; thus, the statement only pertains to customers who are lawfully growing or cultivating hemp and are not otherwise engaged in unlawful or suspicious activity.

Further, on January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related AML laws since the Patriot Act. Notable amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, LLC, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. Many of the amendments require the Department of Treasury and FinCEN to promulgate rules. On December 8, 2021, FinCEN issued proposing regulations that would implement the amendments with respect to beneficial ownership.

Office of Foreign Assets Control Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. We are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

Interchange Fees

Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve Board also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. Assuming completion of the merger with VRB in 2022, we expect these rules will be applicable to the Bank in 2023.

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

Incentive Compensation Policies and Restrictions

In July 2010, the federal banking agencies issued guidance on sound incentive compensation policies that applies to all banking organizations supervised by the agencies (thereby including both the Company and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines for specified regulated entities, such as us, having at least $1 billion in total assets, to prohibit incentive-based payment arrangements that encourage inappropriate risk taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies have not yet finalized these rules; however, on October 14, 2021, the SEC signaled a renewed interest in this rulemaking initiative by re-opening the comment period on a proposed rule issued originally in 2015 regarding "clawbacks" of incentive-based executive compensation.

The scope and content of the U.S. banking regulators’ policies on executive compensation may continue to evolve in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

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

In response to the COVID-19 pandemic, governments and municipalities around the world have instituted measures in an effort to control the spread of COVID-19, including quarantines, shelter-in-place orders, physical distancing requirements, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in non-essential business closures, work-from-home policies, school closings, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our customers. The impacts of the pandemic on our business continue to evolve, are unpredictable and may continue to adversely affect our business, operations, and financial performance. The pandemic and its effects have negatively impacted certain areas of consumer and business spending. Businesses nationwide and in the regions and communities in which we operate have laid off and furloughed significant numbers of employees, leading to record levels of unemployment. These conditions have significantly and adversely affected our customers, including many small and mid-sized businesses, particularly those in the gas station, retail, hotel, hospitality and food, beverage, and elective healthcare industries, among many others. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the pandemic, including the passage of the CARES Act and subsequent legislation, but there can be no assurance that such steps or others will be effective or achieve their desired results in a timely fashion.

As a result of the scale of the ongoing pandemic, our revenue growth rate and expenses as a percentage of our revenues in future periods may differ significantly from our historical rate, and our future operating results may deteriorate.

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

•continued high levels of unemployment in certain business sectors due to decreased operations or closures of businesses could have a negative impact on our customer’s ability to repay their loans as well as a decrease in the customer deposit base as they use their savings to pay current expenses;

•laws related to benefits and the treatment of employees, for example, mandating coverage of certain COVID-19 related testing and treatment, mandating additional paid or unpaid leave or expanding workers compensation coverage;

•unresolved supply chain issues remaining for longer than anticipated and decreased consumer and business confidence and economic activity, leading to certain lower loan demand and an increased risk of loan delinquencies, defaults, and foreclosures;

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

The extent to which the coronavirus outbreak continues to impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the emergence of new variants, the actions to contain the virus or treat its impact, the effectiveness of our business continuity and pandemic plans, and how quickly and to what extent historical economic and operating conditions can resume, if ever. The longer the public health crisis lasts, and the greater its severity, the greater the likely material adverse impact on the economy, our customers and our business and financial performance. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s economic impact that has occurred or may occur in the future.

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

To the extent the pandemic continues to adversely affect the Company’s business, financial condition, liquidity, capital, loans, asset quality, or results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section of the Form 10-K.

Our participation in the Paycheck Protection Program (“PPP”) could expose us to additional risks.

Federal and state governments have enacted laws intending to stimulate the economy in light of the business and market disruptions related to COVID-19. Since March 2020, the federal government has enacted a number of economic stimulus packages, including the $2.0 trillion CARES Act, which, among other things, initiated the PPP. On April 16, 2020, the original $349.0 billion of funding under the PPP was exhausted, and on April 24, 2020, the Federal Government allocated an additional $310.0 billion to the program. Effective January 19, 2021 a new round of PPP loans became available pursuant to the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act, making an additional $284.5 billion available to qualified borrowers. Our Bank participated as a lender in each of the PPP rounds, which were designed to help small businesses maintain their workforce during the COVID-19 pandemic.

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

Our business may be adversely affected by business conditions in California.

We conduct most of our business in California. As a result of this geographic concentration, our financial results may be impacted by economic conditions in California. Deterioration in the economic conditions in California could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows:

•problem assets and foreclosures may increase,

•demand for our products and services may decline,

•low cost or non-interest bearing deposits may decrease, and

•collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

In view of the concentration of our operations and the collateral securing our loan portfolio in California, we may be particularly susceptible to the adverse effects of any of these consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Severe weather, natural disasters and other external events could adversely affect our business.

Our operations and our customer base are primarily located in California where natural and other disasters may occur. California is known for being vulnerable to natural disasters and other risks, such as earthquakes, fires, droughts and floods, the nature and severity of which may be impacted by climate change. These types of natural catastrophic events have at times disrupted the local economies, our business and customers in these regions. Such events could also affect the stability of the Bank’s deposit base; impair the ability of borrowers to obtain adequate insurance or repay outstanding loans, impair the value of collateral securing loans and cause significant property damage, result in losses of revenue and/or cause us to incur additional expenses. In addition, catastrophic events occurring in other regions of the world may have an impact on our customers and in turn, on us. Our business continuity and disaster recovery plans may not be successful upon the occurrence of one of these scenarios, and a significant catastrophic event anywhere in the world could materially adversely affect our operating results.

A significant majority of the loans in our portfolio are secured by California real estate and a decline in real estate values could hurt our business.

A downturn in real estate values in the markets which we conduct our business in California could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies. Real estate values could also be affected by, among other things, earthquakes, drought and national disasters. As real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral could then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2021, approximately 92.6% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. So, if there is a significant adverse decline in real estate values in California, the collateral for our loans will provide less security. Any such decline could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We face strong competition from financial services companies and other companies that offer similar services, which could materially and adversely affect our business.

Competition in the banking and financial services industry is intense. Our profitability depends upon our continued ability to successfully compete. We primarily compete in California for loans, deposits and customers with commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage firms and Internet-based marketplace lending platforms. In particular, our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries that are not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies, such as Internet-based marketplace lenders, financial technology (or “fintech”) companies that rely on technology to provide financial services, often without many of the regulatory and capital restrictions that we face. We also face competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits and our business, financial condition, results of operations and cash flows may be adversely affected.

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

•the introduction of tariffs, sanctions and other protectionist trade policies, or

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

Risks Related to Interest Rates

Historically low interest rates or an interest rate curve that lacks sufficient positive slope as duration extends may make it difficult for us to improve or maintain our current interest income spread and could result in reduced earnings and negatively impact our financial performance.

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

We expect a long duration of reduced or flat interest rates to negatively impact our net interest income, margin, cost of borrowing and future profitability and continue to have a material adverse effect on our financial results for at least through 2022. While interest rates remain low, the FRB is expected to begin raising interest rates during 2022. We cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on the Company’s activities and financial results.

Elevated inflation and expectations for elevated future inflation can adversely impact economic growth, consumer and business confidence, and the Company’s financial condition and results. In addition, elevated inflation may cause unexpected changes in monetary policies and actions which may adversely affect confidence, the economy, and the Company’s financial condition and results.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Although we were successful in generating new loans during 2021, the continuation of historically low long-term interest rate levels may cause additional refinancing of commercial real estate and 1-4 family residence loans, which may depress our loan volumes or cause rates on loans to decline. To supplement our organic loan growth, we from time-to-time will purchase loans from third parties that may have lower yields than those loans that we originate on our own.

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

Higher inflation could have a negative impact on our financial results and operations.

Inflation can negatively impact the Company by increasing our labor costs, through higher wages and higher interest rates, which may negatively affect the market value of securities on our balance sheet, higher interest expenses on our deposits, especially CDs, and a higher cost of our borrowings. Additionally, higher inflation levels could lead to higher oil and gas prices, which may negatively impact the net operating income on the properties which we lend on and could impair a borrower's ability to repay their mortgage.

Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the Company's asset values and on loan demand.

Longer-lasting supply chain constraints in various products and labor markets could potentially exacerbate inflation and sustain it at elevated levels, even as growth slows. The risk of sustained high inflation would likely be accompanied by monetary policy tightening with potential negative effects on various elevated asset classes.

Reduction in the value, or impairment of our investment securities, can impact our earnings and common shareholders’ equity.

We maintained a balance of $2.4 billion, or approximately 27.9% of our assets, in investment securities at December 31, 2021. Changes in market interest rates can affect the value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

Changes to LIBOR or SOFR may adversely affect the value of, and the return on, our financial instruments that are indexed to LIBOR or SOFR.

In July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. In November 2020, the LIBOR administrator published a consultation regarding its intention to delay the date on which it will cease publication of U.S. dollar LIBOR from December 31, 2021 to June 30, 2023 for the most common tenors of U.S. dollar LIBOR, including the three-month LIBOR, but indicated no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. Publication of non-U.S. dollar LIBOR would continue to cease after December 31, 2021. Notwithstanding the publication of this consultation, there is no assurance of how long LIBOR of any currency or tenor will continue to be published. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published before June 30, 2023, or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Although the Alternative Reference Rates Committee has announced Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR, SOFR may not gain market acceptance or be widely used as a benchmark. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our financial instruments.

The market transition away from LIBOR to alternative reference rates is complex and could have a range of adverse effects on the Company’s business, financial condition, and results of operations. In particular, any such transition could:

•adversely affect the interest rates received or paid on the revenue and expenses associated with or the value of the Company’s LIBOR-based assets and liabilities;
•adversely affect the interest rates received or paid on the revenue and expenses associated with or the value of other securities or financial arrangements, given LIBOR's role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of the Company’s preparation and readiness for the replacement of LIBOR with an alternative reference rate; and
•result in disputes, litigation, or other actions with borrowers or counterparties about the interpretation and enforceability of certain fallback language in LIBOR-based contracts and securities.

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

Our goodwill and other intangible assets have increased substantially as a result of our acquisitions of FNB Bancorp in 2018 and North Valley Bancorp in 2014 and will increase again if we complete the acquisition of VRB. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by U.S. GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

Potential acquisitions create risks and may disrupt our business and dilute shareholder value.

We intend to continue to explore opportunities for growth through mergers and acquisitions. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•incurring substantial expenses in pursuing potential acquisitions without completing such acquisitions,
•exposure to potential asset quality issues of the target company,
•losing key clients as a result of the change of ownership,
•the acquired business not performing in accordance with our expectations,
•difficulties and expenses arising in connection with the integration of the operations or systems conversion of the acquired business with our operations,
•difficulty in estimating the value of the target company,
•potential exposure to unknown or contingent liabilities of the target company,
•management needing to divert attention from other aspects of our business,
•potentially losing key employees of the acquired business,
•incurring unanticipated costs which could reduce our earnings per share,

•assuming potential liabilities of the acquired company as a result of the acquisition,
•potential changes in banking or tax laws or regulations that may affect the target company,
•potential disruption to our business, and
•an acquisition may dilute our earnings per share, in both the short and long term, or it may reduce our tangible capital ratios
Acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

Acquisitions by financial institutions, including us, are subject to approval by a variety of federal and state regulatory agencies (collectively, “regulatory approvals”). The process for obtaining these required regulatory approvals has become substantially more difficult since the global financial crisis and more recently due to political actions. Furthermore, our ability to engage in certain merger or acquisition transactions depends on the bank regulators' views at the time as to our capital levels, quality of management, and overall condition, in addition to their assessment of a variety of other factors, including our compliance with laws and regulations. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to BSA compliance, CRA compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.

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

Our financial performance and profitability depend on our ability to execute our corporate growth strategy. In addition to seeking deposit and loan and lease growth in our existing markets, we may pursue expansion opportunities in new markets, enter into new lines of business or market areas or offer new products or services. Continued growth, however, may present operating and other problems that could adversely affect our business, financial condition, results of operations and cash flows. Furthermore, any new line of business or market areas and/or new products or services could have a significant impact on the effectiveness of our system of internal controls. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

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

We will become subject to increased regulation when we have more than $10 billion in total consolidated assets.

An insured depository institution with $10 billion or more in total assets is subject to supervision, examination, and enforcement with respect to consumer protection laws by the CFPB rather than its primary federal banking regulator. Under its current policies, the CFPB will assert jurisdiction in the first quarter after an insured depository institution’s call reports show total consolidated assets of $10 billion or more for four consecutive quarters. We expect that the Bank’s total consolidated assets will exceeded this amount when we complete our acquisition of VRB and Valley Republic Bank, so the CFPB, instead of the FDIC, may soon have primary examination and enforcement authority over the Bank. As an independent bureau within the Federal Reserve Board focused solely on consumer financial protection, the CFPB may impose requirements more strictly or severely than the FDIC.

Additionally, other regulatory requirements apply to insured depository institution holding companies and insured depository institutions with $10 billion or more in total consolidated assets, including a cap on interchange transaction fees for debit cards, as required by Federal Reserve regulations, which would reduce our interchange revenue, and restrictions on proprietary trading and investment and sponsorship in hedge funds and private equity funds known as the Volcker Rule. See also Item 1 - Regulation and Supervision - Interchange Fees in this report. Further, deposit insurance assessment rates are calculated differently, and may be higher, for insured depository institutions with $10 billion or more in total consolidated assets.

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

As of December 31, 2021, directors and executive officers beneficially owned approximately 4.6% of our common stock and our Employee Stock Ownership Plan (“ESOP”) owned approximately 3.6%. Agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock beneficially owned by our board of directors, management, and the ESOP, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that our directors and officers oppose.

Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

We have supported our growth through the prior issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2021, we had outstanding trust preferred securities and accompanying junior subordinated debentures with face value of $62,889,000. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

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

Difficult or changes in market conditions could adversely affect the financial services industry.

The financial markets have experienced volatility over the past several years. In some cases, the financial markets have produced downward pressure on stock prices and credit availability for certain companies without regard to those companies’ underlying financial strength. If financial market volatility worsens, or there are disruptions in these financial markets, including disruptions to the United States banking systems, there can be no assurance that we will not experience an adverse effect on our ability to access capital and our business, financial condition and result of operations could be adversely impacted.

The Company’s stock price can be volatile.

Stock price volatility may make it more difficult for our shareholders to resell their common stock when they want and at prices they find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•     actual or anticipated variations in quarterly results of operations;
•     recommendations by securities analysts;
•     operating and stock price performance of other companies that investors deem comparable to the Company;

•    new reports relating to trends, concerns and other issues in the financial services industry or California economy;
•     perceptions in the marketplace regarding the Company and/or its competitors;
•     new technology used, or services offered, by competitors;
•     significant acquisitions or business combinations involving the Company or its competitors; and
•     changes in government regulations, including tax laws.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends could also cause the Company’s stock price to decrease regardless of operational results.

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

The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources than we do to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or successfully market such products and services to our customers. In addition, advances in technology such as digital, mobile, telephone, text, and online banking; e-commerce; and self-service automatic teller machines and other equipment, as well as changing customer preferences to access our products and services through digital channels, could decrease the value of our branch network and other assets. We may close or sell certain branches and restructure or reduce our remaining branches and work force. These actions could lead to losses on assets, expense to reconfigure branches and loss of customers in certain markets. As a result, our business, financial condition or results of operations may be adversely affected.

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

Our business could suffer if we fail to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in many activities engaged in by us is intense including with respect to compensation and emerging workplace practices, accommodations and remote work options, and we may not be able to hire people or to retain them. In addition, the transition to increased work-from-home arrangements, which is likely to survive the COVID-19 pandemic for many companies, may exacerbate the challenges of attracting and retaining talented and diverse employees as job markets may be less constrained by physical geography. Our current or future approach to in-office and work-from-home arrangements may not meet the needs or expectations of our current or prospective employees or may not be perceived as favorable as compared to the arrangements offered by competitors, which could adversely affect our ability to attract and retain employees.

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

Climate change could have a material negative impact on the Company and clients.

The Company’s business, as well as the operations and activities of our clients, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Company and its clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Company and its clients’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, the Company’s carbon footprint, and the Company’s business relationships with clients who operate in carbon-intensive industries.

Federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their clients, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, the Company may face regulatory risk of increasing focus on the Company’s resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs.

With the increased importance and focus on climate change, we are making efforts to enhance our governance of climate change-related risks and integrate climate considerations into our risk governance framework. Nonetheless, the risks associated with climate change are rapidly changing and evolving in an escalating fashion, making them difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material negative impact on our business, results of operations, and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
The Company is engaged in the banking business through 61 traditional branches, 7 in-store branches and 7 loan production offices in 31 counties throughout California including the counties of Butte, Colusa, Contra Costa, Del Norte, Fresno, Glenn, Humboldt, Kern, Lake, Los Angeles, Madera, Mendocino, Merced, Nevada, Orange, Placer, Sacramento, San Diego, San Francisco, San Mateo, Santa Clara, Shasta, Siskiyou, Sonoma, Stanislaus, Sutter, Tehama, Trinity, Tulare, Yolo and Yuba. All offices are constructed and equipped to meet prescribed security requirements.
As of December 31, 2021, the Company owned 30 branch office locations, two administrative buildings that include branch locations, and 10 other buildings that are used as either administrative, operational, or loan production offices. The Company leased 29 branch office locations, 7 in-store branch locations, seven loan production offices and one other operational building. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. All of the Company’s existing facilities are considered to be adequate for the Company’s present and future use. In the opinion of management, all properties are adequately covered by insurance. See “Note 7 – Premises and Equipment” to the consolidated financial statements at Part II, Item 8 of this report.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
The Company’s common stock is traded on the Nasdaq under the symbol “TCBK.” The following table shows the high and the low closing sale prices for the common stock for each quarter in the past two years, as reported by Nasdaq:

2021	High	Low
Fourth quarter	$47.18	$40.39
Third quarter	$44.04	$38.42
Second quarter	$48.79	$42.43
First quarter	$51.25	$35.00

2020
Fourth quarter	$35.70	$24.58
Third quarter	$30.88	$23.43
Second quarter	$32.80	$24.40
First quarter	$40.81	$24.49
As of February 22, 2022, there were approximately 1,690 shareholders of record of the Company’s common stock. On February 22, 2022, the closing market price was $44.03 per share.
The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. During the calendar year ended December 31, 2021, the Company paid four quarterly $0.25 per share cash dividends for a total of $1.00 per share. As of December 31, 2021, there was $154,466,000 available for payment of dividends by the Bank to the Company, under applicable laws and regulations. See “Note 27 – Summary of Quarterly Results of Operations (unaudited)” for the quarterly cash dividends paid by the Company in 2021 and 2020.
Issuer Repurchases of Common Stock
The Company has one previously announced stock repurchase plan under which it is currently authorized to purchase shares of its common stock. The table that follows provides additional information regarding this plan.

Announcement Date	Total shares approved for purchase	Total shares repurchased under the plan	Expiration date
2/25/2021	2,000,000	63,317	none
The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2021:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1-31, 2021	—	$—	—	1,936,683
November 1-30, 2021	—	$—	—	1,936,683
December 1-31, 2021	—	$—	—	1,936,683
Total	—	$—	—	1,936,683
(1)Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.

TriCo Bancshares Stock Performance
The following graph presents the cumulative total yearly shareholder return from investing $100 on December 31, 2016, in each of TriCo common stock, the Russell 3000 Index, and the SNL Western Bank Index. The SNL Western Bank Index compiled by SNL Financial includes banks located in California, Oregon, Washington, Montana, Hawaii and Alaska with market capitalization similar to that of TriCo’s. The amounts shown assume that any dividends were reinvested.

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
TriCo Bancshares	100.00	112.24	102.57	126.54	112.82	139.68
Russell 3000 Index	100.00	121.27	114.59	151.25	182.67	231.09
SNL Western Bank Index	100.00	111.50	88.28	107.65	80.56	124.21
Equity Compensation Plans
The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2021. All of our equity compensation plans have been approved by shareholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under future equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	—	$—	—
Equity compensation plans approved by shareholders	78,825	$19.28	1,004,737
Total	78,825	$19.28	1,004,737

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Overview
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
TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

Year ended December 31,	2021	2020	2019
Interest income	$277,047	$267,184	$272,444
Interest expense	(5,508)	(9,457)	(15,375)
Net interest income	271,539	257,727	257,069
(Provision for) benefit from loan losses	6,775	(42,813)	1,690
Noninterest income	63,664	55,194	53,520
Noninterest expense	(178,275)	(182,758)	(185,457)
Income before income taxes	163,703	87,350	126,822
Provision for income taxes	(46,048)	(22,536)	(34,750)
Net income	$117,655	$64,814	$92,072
Share Data
Earnings per share:
Basic	$3.96	$2.17	$3.02
Diluted	$3.94	$2.16	$3.00
Per share:
Dividends paid	$1.00	$0.88	$0.82
Book value at period end	$33.64	$31.12	$29.70
Tangible book value at period end (2)	$25.80	$23.09	$21.69
Average common shares outstanding	29,721	29,917	30,478
Average diluted common shares outstanding	29,882	30,028	30,645
Shares outstanding at period end	29,730	29,727	30,524
Financial Ratios
During the period:
Return on average assets	1.43%	0.91%	1.43%
Return on average equity	12.10%	7.18%	10.49%
Net interest margin(1)	3.58%	3.96%	4.47%
Efficiency ratio	53.18%	58.40%	59.71%
Average equity to average assets	11.84%	12.66%	13.97%
Dividend payout ratio	25.26%	40.58%	27.15%
At period end:
Equity to assets	11.61%	12.11%	14.01%
Total capital to risk-weighted assets	15.42%	15.22%	15.07%
Balance Sheet Data
Total investments	$2,427,885	$1,719,102	$1,345,954
Total loans	4,916,624	4,763,127	4,307,366
Total assets	8,614,787	7,639,529	6,471,181
Total non-interest bearing deposits	2,979,882	2,581,517	1,832,665
Total deposits	7,367,159	6,505,934	5,366,994
Total other borrowings	50,087	26,914	18,484
Total junior subordinated debt	58,079	57,635	57,232
Total shareholders’ equity	1,000,184	925,114	906,570
Total tangible equity (2)	$766,943	$686,409	$662,141
(1)Fully taxable equivalent (FTE)
(2)Tangible equity is calculated by subtracting Goodwill and Other intangible assets from total shareholders’ equity. Management believes that tangible equity is meaningful because it is a measure that the Company and investors commonly use to assess capital adequacy. Tangible book value is calculated by dividing tangible equity by shares outstanding at period end.

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
Critical Accounting Policies and Estimates
In preparing the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The estimate that is particularly susceptible to significant change is the determination of the provision and allowance for credit losses (ACL).
Allowance for Credit Losses
The Company’s method for assessing the appropriateness of the allowance for credit losses includes specific allowances for individually analyzed loans, formula allowance factors for pools of credits, and qualitative considerations which include, among other things, current and forecast economic and environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools were based on historical loss experience by product type and prior risk rating.
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
Because current economic conditions and forecasts can change and future events make it inherently difficult to predict the anticipated amount of estimated credit losses on loans, management's determination of the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may move independently of one another, such that improvement in one or certain factors may offset deterioration in others. Management believes that the ACL was adequate as of December 31, 2021.
Other Accounting Policies and Estimates
On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to investments, mortgage servicing rights, fair value measurements, retirement plans, intangible assets and the fair value of acquired assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s policies related to these estimates can be found in Note 1 in the financial statements at Item 8 of this report.

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
Net Interest Income
The Company’s primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Following is a summary of the Company’s net interest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2021	2020	2019
Interest income	$277,047	$267,184	$272,444
Interest expense	(5,508)	(9,457)	(15,375)
Net interest income (not FTE)	271,539	257,727	257,069
FTE adjustment	1,071	1,069	1,201
Net interest income (FTE)	$272,610	$258,796	$258,270
Net interest margin (FTE)	3.58%	3.96%	4.47%
Acquired loans discount accretion:
Purchased loan discount accretion	$8,091	$8,171	$8,137
Effect on average loan yield	0.17%	0.19%	0.20%
Effect of purchased loan discount accretion on net interest margin (FTE)	0.11%	0.13%	0.11%
Net interest income (FTE) during the year ended December 31, 2021 increased $13,814,000 or 5.3% to $272,610,000 compared against $258,796,000 during the year ended December 31, 2020. The increase amount of net interest income is reflective of growth in total average loan balances outstanding during 2021, which increased by $229,796,000 or 4.9% from December 31, 2020. The yield on interest earning assets was 3.65% and 4.11% for the years ended December 31, 2021 and 2020, respectively. This 46 basis point decrease in total earning asset yield was primarily attributable to a 23 basis point decrease in non-PPP loan yields and a 66 basis point decrease in yields on total investments. Of the 23 basis point decrease in yields on loans, a 21 basis point decline was attributable to decreases in market rates, in addition to 2 basis point from the accretion of purchased loans. The costs of total interest bearing liabilities decreased 12 basis points to 0.13% during the year ended December 31, 2021, as compared to 0.25% for the year ended December 31, 2020. During the same period, costs associated with interest bearing deposits decreased by 10 basis points to 0.08% as compared to 0.18% in the prior year. The decrease in interest expense for the year ended December 31, 2021, as compared to the trailing year, was due largely to the decreased rate environment benefiting both the interest-bearing deposit expense and other borrowings interest expense.
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
For more information related to loan interest income, including loan purchase discount accretion, see the Summary of Average Balances, Yields/Rates and Interest Differential and Note 27 to the consolidated financial statements at Part II, Item 8 of this report. The “Yield” and “Volume/Rate” tables shown below are useful in illustrating and quantifying the developments that affected net interest income during 2021 and 2020.

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

	Year ended December 31,
	2021			2020			2019
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$4,625,410	$225,626	4.88%	$4,361,679	$223,086	5.11%	$4,111,093	$223,750	5.44%
PPP Loans	250,391	16,643	6.65%	284,326	10,635	3.74%	—	—	—%
Investment securities—taxable	1,914,788	30,352	1.59%	1,302,367	28,659	2.20%	1,360,793	41,095	3.02%
Investment securities—nontaxable (1)	160,863	4,639	2.88%	116,717	4,636	3.97%	133,733	5,203	3.89%
Total investments	2,075,651	34,991	1.69%	1,419,084	33,295	2.35%	1,494,526	46,298	3.10%
Cash at Federal Reserve and other banks	663,801	858	0.13%	467,376	1,237	0.26%	171,021	3,597	2.10%
Total interest-earning assets	7,615,253	278,118	3.65%	6,532,465	268,253	4.11%	5,776,640	273,645	4.74%
Other assets	594,420			590,966			660,455
Total assets	$8,209,673			$7,123,431			$6,437,095
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,493,922	$327	0.02%	$1,313,804	332	0.03%	$1,254,375	1,089	0.09%
Savings deposits	2,360,605	1,256	0.05%	2,015,134	2,595	0.13%	1,883,964	4,892	0.26%
Time deposits	324,636	1,735	0.53%	397,216	3,958	1.00%	446,142	5,735	1.29%
Total interest-bearing deposits	4,179,163	3,318	0.08%	3,726,154	6,885	0.18%	3,584,481	11,716	0.33%
Other borrowings	43,236	22	0.05%	28,863	17	0.06%	15,484	387	2.50%
Junior subordinated debt	57,844	2,168	3.75%	57,426	2,555	4.45%	57,133	3,272	5.73%
Total interest-bearing liabilities	4,280,243	5,508	0.13%	3,812,443	9,457	0.25%	3,657,098	15,375	0.42%
Noninterest-bearing deposits	2,837,745			2,289,168			1,780,746
Other liabilities	119,471			119,710			121,933
Shareholders’ equity	972,214			902,110			877,318
Total liabilities and shareholders’ equity	$8,209,673			$7,123,431			$6,437,095
Net interest spread (2)			3.52%			3.86%			4.32%
Net interest income and interest margin (3)		$272,610	3.58%		$258,796	3.96%		$258,270	4.47%
(1)The fully-taxable equivalent (FTE) adjustment for interest income of non-taxable investment securities was $1,071, $1,069, and $1,201 for the years ended December 31, 2021, 2020 and 2019, respectively.
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

	2021 over 2020			2020 over 2019
	Volume	Rate	Total	Volume	Rate	Total
Increase in interest income:
Loans	$20,337	(11,789)	$8,548	$29,099	$(19,128)	$9,971
Investment securities—taxable	1,753	(1,750)	3	(1,764)	(10,672)	(12,436)
Investment securities—nontaxable	13,473	(11,780)	1,693	(662)	95	(567)
Cash at Federal Reserve and other banks	511	(890)	(379)	6,223	(8,583)	(2,360)
Total interest-earning assets	36,074	(26,209)	9,865	32,896	(38,288)	(5,392)
Increase in interest expense:
Interest-bearing demand deposits	54	(59)	(5)	53	(810)	(757)
Savings deposits	449	(1,788)	(1,339)	341	(2,638)	(2,297)
Time deposits	(726)	(1,497)	(2,223)	(631)	(1,146)	(1,777)
Other borrowings	9	(4)	5	(37)	(333)	(370)
Junior subordinated debt	19	(406)	(387)	17	(734)	(717)
Total interest-bearing liabilities	(195)	(3,754)	(3,949)	(257)	(5,661)	(5,918)
Increase in net interest income	$36,269	$(22,455)	$13,814	$33,153	$(32,627)	$526

Ending balances	As of December 31,		$ Change	% Change
($’s in thousands)	2021	2020
Total assets	$8,614,787	$7,639,529	$975,258	12.8%
Total loans	4,916,624	4,763,127	153,497	3.2%
Total loans, excluding PPP	4,855,477	4,436,357	419,120	9.4%
Total investments	2,427,885	1,719,102	708,783	41.2%
Total deposits	$7,367,159	$6,505,934	$861,225	13.2%
Provision for Credit Losses
The provision for credit losses during any period is the sum of the allowance for credit losses required at the end of the period and any charge offs during the period, less the allowance for credit losses required at the beginning of the period, and less any recoveries during the period. See the Tables labeled “Allowance for Credit Losses – December 31, 2021 and 2020” at Note 5 in Item 8 of Part II of this report for the components that make up the provision for credit losses for the years ended December 31, 2021 and 2020.
The Company adopted and implemented ASU 2016-13, referred to as the Current Expected Credit Loss (CECL), on January 1, 2020 which resulted in an increase in the ACL for loans totaling $18,913,000, including a reclassification of $481,000 from discounts on acquired loans to the allowance for credit losses, as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in retained earnings, net of $5,449,000 in taxes of $12,983,000. Management also separately evaluated its held-to-maturity investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years, and based on this evaluation, no loss reserves were recorded for these securities at the time of adoption.
The Company recorded a reversal of credit loses of $6,775,000 during the year ended December 31, 2021, versus a provision for credit losses totaling $42,813,000 during the trailing year end. The decrease in required provisioning during 2021 was attributed to improvement in both external economic indicators and the Company's internal credit risk assessment under the cohort method including changes in the level of past due and nonperforming loans. Declines in California unemployment levels, reduced concentration risks and an improved gross domestic product outlook contributed to total required qualitative reserves of $59,855,000 as of December 31, 2021, a decline of $2,080,000 or 3.4% from December 31, 2020. Quantitative reserves calculated using the Company's cohort loss model totaled $25,521,000 at December 31, 2021, a decline of $4,391,000 or 14.7% from the trailing period December 31, 2021.
The Company adopted CECL on January 1, 2020, and recorded total credit provisions of $42,813,000 during 2020 based on the "forward-looking" nature of the accounting guidance, coupled with the severe impact on both domestic and foreign markets from the COVID-19 pandemic. Specifically, the qualitative factors associated with forecast levels of California unemployment and declines in gross domestic product, alone contributed to a level of calculated required reserves totaling approximately $60,563,000 as of December 31, 2020.

Net recoveries for the year ended December 31, 2021 totaled $694,000 as compared to $130,000 for the year ended December 31, 2020. Total nonperforming loans increased 5 basis points to 0.61% of total loans at December 31, 2021 from 0.56% of total loans at December 31, 2020. For further details of the change in nonperforming loans during the year ended December 31, 2021 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the year ended December 31, 2021” and “Changes in nonperforming assets during the three months ended December 31, 2021” under the heading “Asset Quality and Non-Performing Assets” below.

	Year ended December 31,
(dollars in thousands)	2021	2020	2019 (1)
Provision (benefit) to allowance for credit losses	$(7,165)	$42,188	$(1,690)

Change in reserve for unfunded loan commitments	$390	$625	$200
(1) Changes to the reserve for unfunded commitments was recorded in other noninterest expense prior to adoption of CECL on January 1, 2020.
The provision for credit losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for credit losses. Additional discussion on loan quality, our procedures to measure loan impairment, and the allowance for credit losses is provided under the heading “Asset Quality and Non-Performing Assets” below.
Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
ATM and interchange fees	$25,356	$21,660	$20,639
Service charges on deposit accounts	14,013	13,944	16,657
Other service fees	3,570	3,156	3,015
Mortgage banking service fees	1,881	1,855	1,917
Change in value of mortgage loan servicing rights	(872)	(2,634)	(1,811)
Total service charges and fees	43,948	37,981	40,417
Asset management and commission income	3,668	2,989	2,877
Increase in cash value of life insurance	2,775	2,949	3,029
Gain on sale of loans	9,580	9,122	3,282
Lease brokerage income	746	668	878
Sale of customer checks	459	414	529
Gain on sale of investment securities	—	7	110
Gain (loss) on marketable equity securities	(86)	64	86
Other	2,574	1,000	2,312
Total other non-interest income	19,716	17,213	13,103
Total non-interest income	$63,664	$55,194	$53,520
Non-interest income increased by $8,470,000 or 15.3% to $63,664,000 during the twelve months ended December 31, 2021, compared to $55,194,000 during the same period ended December 31, 2020. ATM and interchange fees improved $3,696,000 or 17.1% as a result of increased usage due to relaxed social distancing guidelines during the year ended December 31, 2021 when compared to the same period in the prior year. Additionally, during the year ended 2020, there was substantial downward pressure on interest rates following the COVID-19 pandemic, resulting in a decline in the fair value of mortgage servicing rights totaling $2,634,000 during the period. Other non-interest income increased $1,574,000 during the twelve months ended December 31, 2021, largely attributed to an increase of $804,000 in the change of fair value of non-readily marketable equity investments and a $204,000 increase in proceeds from life insurance, respectively, as compared to the trailing 12 months ended.
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
Non-interest Expense
The following table summarizes the Company’s other non-interest expense for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Base salaries, net of deferred loan origination costs	$69,844	$70,164	$70,218
Incentive compensation	14,957	10,022	13,106
Benefits and other compensation costs	21,550	31,935	22,741
Total salaries and benefits expense	106,351	112,121	106,065
Occupancy	14,910	14,528	14,893
Data processing and software	13,985	13,504	13,517
Equipment	5,358	5,704	7,022
Intangible amortization	5,464	5,723	5,723
Advertising	2,899	2,827	5,633
ATM and POS network charges	6,040	5,433	5,447
Professional fees	3,657	3,222	3,754
Telecommunications	2,253	2,601	3,190
Regulatory assessments and insurance	2,581	1,594	1,188
Merger and acquisition expenses	1,523	—	—
Postage	710	1,068	1,258
Operational losses	964	1,168	986
Courier service	1,214	1,414	1,308
Gain on sale or acquisition of foreclosed assets	(233)	(234)	(246)
(Gain) loss on disposal of fixed assets	(439)	67	82
Other miscellaneous expense	11,038	12,018	15,637
Total other non-interest expense	71,924	70,637	79,392
Total non-interest expense	$178,275	$182,758	$185,457
Average full-time equivalent staff	1,039	1,093	1,150
Salaries and benefit expense decreased $5,770,000 (5.1%) to $106,351,000 during the year ended December 31, 2021 as compared to $112,121,000 for the trailing twelve month period. Base salaries, net of deferred loan origination costs remained nearly flat, decreasing by $320,000 (0.4%) to $69,844,000 due to a decrease in average full time equivalent employees to 1,039 from 1,093 in the prior year-to-date period, offset by a higher average wage per employee due to both, the addition of personnel with elevated technical skillets to adhere to elevated regulatory expectations and annual merit increases. Commissions and incentive compensation increased $4,935,000 (49.2%) to $14,957,000 during 2021 compared to 2020 primarily due to increased organic non-PPP loan originations as borrower interaction and business demands for loans improved following the disruption from COVID-19 and related mandates in 2020. Benefits and other compensation costs decreased by $10,385,000 (32.5%) to $21,550,000 during the year ended December 31, 2021 as compared to $31,935,000 for the trailing twelve month period, caused by declines in expenses associated with retirement obligations and insurance costs.
Merger and acquisition expenses associated with the proposed merger with Valley Republic Bancorp, which is pending regulatory approval from the FRB, totaled $1,523,000 during the year ended December 31, 2021. Further, during the year ended December 31, 2021, expenses totaling approximately $1,745,000 are attributable to the Company's recently opened loan production offices, of which approximately $1,430,000 relates to salaries and benefits.
During 2018, the FDIC's Deposit Insurance Fund's (DIF) reserves exceeded the minimum set by the Dodd-Frank Act and the Bank with total assets less than $10 billion, was entitled to receive credits to offset a portion of its assessments. As a result, during the years ended December 31, 2020 and 2019, the Bank received credits of $610,000 and $862,000, respectively, which contributed to the fluctuation in regulatory assessments and insurance during those periods. There were no credits provided to the Bank during 2021.
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
The provisions for income taxes applicable to income before taxes for the years ended December 31, 2021, 2020 and 2019 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	7.9	7.7	7.9
Tax-exempt interest on municipal obligations	(0.5)	(0.9)	(0.7)
Tax-exempt life insurance related income	(0.5)	(0.8)	(0.6)
Low income housing and other tax credits	(2.6)	(4.8)	(2.3)
Low income housing tax credit amortization	2.2	4.1	2.1
Compensation and benefits	(0.1)	0.4	(0.4)
Non-deductible merger expenses	0.1	—	—
Other	0.6	(0.9)	0.4
Effective Tax Rate	28.1%	25.8%	27.4%
The effective tax rate on income was 28.1%, 25.8%, and 27.4% in 2021, 2020, and 2019, respectively. The effective tax rate was greater than the Federal statutory rates of 21% due to the combination of state tax expenses of 7.9% in 2021, 7.7% in 2020, and 7.9% in 2019. These increases in tax expense were partially offset by Federal tax-exempt interest income of $3,069,000, $3,566,000, and $4,002,000, respectively, Federal and State tax-exempt income of $3,478,000, $3,447,000, and $3,860,000, respectively, from increase in cash value and gain on death benefit of life insurance, low income housing tax credits and losses, net of amortization of $620,000, $619,000, and $230,000, respectively, and equity compensation excess tax benefits, net of non-deductible compensation of $1,495,000, $403,000, and $2,537,000, respectively. The low-income housing tax credits and the equity compensation excess tax benefits represent direct reductions in tax expense. In addition, the 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provided the Company with an opportunity to file amended federal tax returns and generate refunds of approximately $805,000 during the year ended December 31, 2020. The items noted above resulted in an effective combined Federal and State income tax rate that differed from the combined Federal and State statutory income tax rate of approximately 29.6% during the three years ended 2021, 2020 and 2019.
Financial Condition
Restricted Equity Securities
Restricted equity securities were $17,250,000 at December 31, 2021 and December 31, 2020. The entire balance of restricted equity securities at December 31, 2021 and 2020 represents the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).
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
Loan Portfolio Composition
The following table shows the Company’s loan balances, including net deferred loan fees, at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2021	2020	2019
Commercial real estate	$3,306,054	$2,951,902	$2,818,782
Consumer	1,071,551	952,108	955,050
Commercial and industrial, excluding PPP	198,208	199,557	249,791
SBA PPP loans	61,147	326,770	—
Construction	222,281	284,842	249,827
Agriculture production	50,811	44,164	32,633
Leases	6,572	3,784	1,283
Total loans	$4,916,624	$4,763,127	$4,307,366
Allowance for credit losses	$(85,376)	$(91,847)	$(30,616)
During the years ended 2021 and 2020, the Company purchased pools of SFR 1-4 1st DT (consumer) loans totaling approximately $101,466,000 and $41,126,000, respectively, inclusive of loan premiums. As of December 31, 2021 and 2020, the total remaining balances outstanding from these purchases equaled approximately $125,053,000 and $41,126,000, respectively. There was no credit deterioration identified at acquisition for the purchased loans. There were no loan purchases made during the year ended December 31, 2019.
The following table shows the Company’s loan balances, including net deferred loan fees, as a percentage of total loans at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2021	2020	2019
Commercial real estate	67.2%	62.0%	65.4%
Consumer	21.8%	20.0%	22.2%
Commercial and industrial, excluding PPP	4.1%	4.2%	5.8%
SBA PPP loans	1.2%	6.9%	—%
Construction	4.5%	6.0%	5.8%
Agriculture production	1.1%	0.9%	0.8%
Leases	0.1%	0.1%	—%
Total loans	100%	100%	100%
Allowance for credit losses	1.74%	1.93%	0.71%
At December 31, 2021 loans, including net deferred loan costs, totaled $4,916,624,000 which was a 3.2% ($153,497,000) increase over the balances at the end of 2020. Total loans, excluding PPP, increased by 9.4% ($419,120,000) during the same period. At December 31, 2020 loans, including net deferred loan costs, totaled $4,763,127,000 which was a 10.6% ($455,761,000) increase over the balances at the end of 2019. Total loans, excluding PPP, increased by 3.0% ($128,991,000) during the same period. At December 31, 2019 loans, including net deferred loan costs, totaled $4,307,366,000 which was a 7.1% ($285,352,000) increase over the balances at the end of 2018.
In March 2020, the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") was created to help small businesses keep workers employed during the COVID-19 crisis. As a SBA Preferred Lender, the Company was able to provide PPP loans to small business customers. The SBA ended PPP and did not accept new borrowing applications, effective May 31, 2021.
As of December 31, 2021, the total gross balance outstanding of PPP loans was $63,311,000 as compared to total PPP originations of $640,410,000. In connection with the origination of these loans, the Company earned approximately $25,299,000 in loan fees, offset by deferred loan costs of approximately $1,245,000, the net of which will be recognized over the earlier of loan maturity (between 24-60 months), repayment or receipt of forgiveness confirmation. As of December 31, 2021, over 90% of all PPP loans originated have been forgiven and repaid by the SBA and there was approximately $2,164,000 in net deferred fee income remaining to be recognized. During the year ended December 31, 2021, the Company recognized $14,148,000, respectively in fees on PPP loans as compared with $7,760,000 for the year ended December 31, 2020, respectively.

As of December 31, 2020, the total gross balance outstanding of PPP loans was $333,982,000 as compared to total PPP originations of $438,510,000. In connection with the origination of these loans, the Company earned approximately $15,735,000 in loan fees, offset by deferred loan costs of approximately $763,000. As of December 31, 2020 there was approximately $7,212,000 in net deferred fee income remaining to be recognized.
From time to time the Bank may be presented with the opportunity to purchase individual or pools of loans in whole or in part outside of a transaction that would be considered a business combination. As of December 31, 2021 and 2020, the outstanding carrying value of purchased loans that were not acquired in a business combination totaled $159,373,000 and $96,621,000, respectively.
Asset Quality and Nonperforming Assets
Nonperforming Assets
The following tables set forth the amount of the Bank’s nonperforming assets as of the dates indicated. “Performing non-accrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

	December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Performing nonaccrual loans	$27,713	$22,896	$11,266	$22,689	$20,937
Nonperforming nonaccrual loans	2,637	3,968	5,579	4,805	3,176
Total nonaccrual loans	30,350	26,864	16,845	27,494	24,113
Loans 90 days past due and still accruing	—	—	19	—	281
Total nonperforming loans	30,350	26,864	16,864	27,494	24,394
Foreclosed assets	2,594	2,844	2,541	2,280	3,226
Total nonperforming assets	$32,944	$29,708	$19,405	$29,774	$27,620
U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$756	$811	$992	$1,173	$358
Nonperforming assets to total assets	0.38%	0.39%	0.30%	0.47%	0.58%
Nonperforming loans to total loans	0.61%	0.56%	0.39%	0.68%	0.81%
Allowance for credit losses to nonperforming loans	281%	342%	182%	119%	124%

Changes in nonperforming assets during the year ended December 31, 2021
The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2021:

(in thousands)	Balance at December 31, 2020	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Balance at December 31, 2021
Commercial real estate:
CRE non-owner occupied	$3,110	$6,357	$(1,568)	$—	$—	$7,899
CRE owner occupied	4,061	2,408	(1,415)	(18)	—	5,036
Multifamily	—	4,568	(111)	—	—	4,457
Farmland	1,538	2,029	(421)	(126)	—	3,020
Total commercial real estate loans	8,709	15,362	(3,515)	(144)	—	20,412
Consumer:
SFR 1-4 1st DT	5,094	174	(978)	(145)	(549)	3,596
SFR HELOCs and junior liens	6,148	1,446	(3,260)	(30)	(503)	3,801
Other	167	194	(37)	(253)	—	71
Total consumer loans	11,409	1,814	(4,275)	(428)	(1,052)	7,468
Commercial and industrial	2,182	2,683	(980)	(1,470)	—	2,415
Construction	4,546	67	(4,531)	(27)	—	55
Agriculture production	18	120	(138)	—	—	—
Leases	—	—	—	—	—	—
Total nonperforming loans	26,864	20,046	(13,439)	(2,069)	(1,052)	30,350
Foreclosed assets	2,844	(9)	(1,293)	—	1,052	2,594
Total nonperforming assets	$29,708	$20,037	$(14,732)	$(2,069)	$—	$32,944
The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased by $3,236,000 (10.9%) to $32,944,000 at December 31, 2021 from $29,708,000 at December 31, 2020. The increase in nonperforming assets during 2021 was the result of new nonperforming loans of $20,037,000, which was partially offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $13,439,000, dispositions of foreclosed assets totaling $1,293,000, and net charge-offs of $2,069,000.

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

Changes in nonperforming assets during the three months ended December 31, 2021
The following table shows the activity in the balance of nonperforming assets for the quarter ended December 31, 2021:

(in thousands)	Balance at September 30, 2021	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs (1)	Transfers to Foreclosed Assets	Balance at December 31, 2021
Commercial real estate:
CRE non-owner occupied	$7,713	$581	$(395)	$—	$—	$7,899
CRE owner occupied	4,877	273	(114)	—	—	5,036
Multifamily	4,560	—	(103)	—	—	4,457
Farmland	1,147	1,992	(119)	—	—	3,020
Total commercial real estate loans	18,297	2,846	(731)	—	—	20,412
Consumer:
SFR 1-4 1st DT	3,833	131	(368)	—	—	3,596
SFR HELOCs and junior liens	4,034	585	(285)	(30)	(503)	3,801
Other	84	28	(17)	(24)	—	71
Total consumer loans	7,951	744	(670)	(54)	(503)	7,468
Commercial and industrial	2,407	201	(169)	(24)	—	2,415
Construction	15	67	—	(27)	—	55
Agriculture production	120	—	(120)	—	—	—
Leases	—	—	—	—	—	—
Total nonperforming loans	28,790	3,858	(1,690)	(105)	(503)	30,350
Foreclosed assets	2,650	—	(559)	—	503	2,594
Total nonperforming assets	$31,440	$3,858	$(2,249)	$(105)	$—	$32,944
(1) Charge-offs and write-downs exclude deposit overdraft charge-offs.
Nonperforming assets increased during the fourth quarter of 2021 by $1,504,000 (4.8%) to $32,944,000 at December 31, 2020 compared to $31,440,000 at September 30, 2021. The increase in nonperforming assets during the fourth quarter of 2021 was the result of new nonperforming loans of $3,858,000, that were partially offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $1,690,000, dispositions of foreclosed assets totaling $559,000, and net charge-offs of $105,000 in non-performing loans.
The $3,858,000 in new nonperforming loans during the fourth quarter of 2021 was comprised of, most notably, an increase of $1,992,000 and $1,633,000, respectively, on separate farmland relationships, both of which have been individually evaluated for collectability under the collateral methodology. Reserves of approximately $275,000 have been recorded in connections with these relationships has been recorded as of December 31, 2021.

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

COVID Deferrals
Following the passage of the CARES Act legislation, the "Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus" was issued by federal bank regulators, which offers temporary relief from troubled debt restructuring accounting for loan payment deferrals for certain customers whose businesses are experiencing economic hardship due to Coronavirus. The COVID deferral relief period under the CARES act legislation ended effective January 1, 2022, as such, any further requests for modification from borrowers will be evaluated in accordance with loan modification accounting guidance.

The following is a summary of COVID related loan customer modifications with outstanding balances as of December 31, 2021:

			Modification Type		Deferral Term
(dollars in thousands)	Modified Loan Balances Outstanding	% of Total Category of Loans	Interest Only Deferral	Principal and Interest Deferral	90 Days	180 Days	Other
Commercial real estate:
CRE non-owner occupied	$18,437	1.2%	100.0%	—%	—%	79.5%	20.5%
CRE owner occupied	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Total commercial real estate loans	18,437	0.6	—	—	—	79.5	20.5
Consumer:	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total modifications	$18,437	0.4%	100.0%	—%	—%	79.5%	20.5%
The remaining balance outstanding as of December 31, 2021 are expected to conclude their modification period during the first half of 2022.
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
Allowance for Credit Losses - Investment Securities
The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. During the years ended December 31, 2021 and 2020, no allowance for credit losses nor impairment recognized in earnings related to available for sale investment securities was recorded.
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
The Components of the Allowance for Credit Losses
The following table sets forth the Bank’s allowance for credit losses related to loans as of the dates indicated (dollars in thousands):

	December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Allowance for credit losses:
Qualitative and forecast factor allowance	$59,855	$61,935	$12,146	$11,577	$10,252
Quantitative (Cohort) model allowance reserves	24,539	28,462	17,529	18,689	17,100
Total allowance for credit losses	84,394	90,397	29,675	30,266	27,352
Allowance for individually evaluated loans	982	1,450	935	2,194	2,699
Allowance for PCD loan losses	—	—	n/a	n/a	n/a
Allowance for PCI loan losses	n/a	n/a	6	122	272
Total allowance for credit losses	$85,376	$91,847	$30,616	$32,582	$30,323
Ratio of allowance for credit losses to gross loans	1.74%	1.93%	0.71%	0.81%	1.01%
Based on the current conditions of the loan portfolio, management believes that the $85,376,000 allowance for credit losses at December 31, 2021 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.
The credit quality of the Company’s loan portfolio, as measured by trends in the volume of past due loans, non-accrual loans, net loan charge-offs (recoveries) and risk grades, remained stable throughout the year. Improved trends in the actual and forecasted levels of unemployment and GDP further contributed to the lower ratio of credit reserves as a percentage of total loans outstanding.

The allowance for credit losses decreased by $6,471,000 during the year ended December 31, 2021 which is reflective of improvement in both the Company's qualitative and quantitative factors. Qualitative factors improved corollary to the trends in actual and forecast levels of California and national unemployment as well as gross domestic product (GDP). Quantitative factors improved during the year as a result of: 1) realizing net loan recoveries, as opposed to net charge-offs, which improved the Company's loss experience; 2) reductions in past due loans, and 3) reductions in loan concentrations.

The allowance for credit losses increased by $49,529,000 from the January 1, 2020 CECL adoption date to $91,847,000 at December 31, 2020, primarily reflecting the economic impacts of the COVID-19 pandemic and the response by domestic and global governmental authorities, including quarantines and other social distancing policies aimed at fighting the spread of the virus.

The U.S. economy contracted into a recession with unusual speed and force in the first half of 2020. Numerous governmental agencies responded with actions intended to support the economy and reduce the future risks that may be associated a pandemic. Throughout 2021 but more significantly during the second half of 2021, the easing of social distancing policies and the resumption of in person activities generally resulted in improved financial performance of borrowers and the economy as a whole. At the same time, the curtailment of stimulus payments, supply chain disruptions, and inflation related impacts have given rise to additional uncertainty and concerns about the timing and extent of full economic recovery.

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

The following table summarizes the allocation of the allowance for credit losses between loan types:

	December 31,
(in thousands)	2021	2020	2019	2018	2017
Commercial real estate	$51,140	$53,693	$11,995	$12,944	$11,441
Consumer	23,474	25,148	10,084	11,051	10,543
Commercial and industrial	3,862	4,252	4,867	5,610	5,757
Construction	5,667	7,540	3,388	2,497	1,827
Agriculture production	1,215	1,209	261	480	755
Leases	18	5	21	—	—
Total allowance for loan losses	$85,376	$91,847	$30,616	$32,582	$30,323
The following table summarizes the allocation of the allowance for credit losses between loan types as a percentage of the total allowance for credit losses:

	December 31,
	2021	2020	2019	2018	2017
Commercial real estate	59.9%	58.5%	39.2%	39.7%	37.7%
Consumer	27.5%	27.4%	32.9%	33.9%	34.8%
Commercial and industrial	4.5%	4.6%	15.9%	16.9%	19.0%
Construction	6.6%	8.2%	11.0%	7.7%	6.0%
Agriculture production	1.4%	1.3%	0.9%	1.8%	2.5%
Leases	0.1%	—%	0.1%	—%	—%
Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%
The following table summarizes the allocation of the allowance for credit losses between loan types as a percentage of total loans and as a percentage of total loans in each of the loan categories listed:

	December 31,
	2021	2020	2019	2018	2017
Commercial real estate	1.55%	1.82%	0.42%	0.49%	0.60%
Consumer	2.19%	2.62%	1.05%	1.18%	1.42%
Commercial and industrial	1.49%	0.81%	1.81%	2.24%	2.96%
Construction	2.55%	2.65%	1.36%	1.36%	1.33%
Agriculture production	2.39%	2.74%	1.82%	1.85%	2.95%
Leases	0.27%	0.13%	1.63%	—%	—%
Total allowance for loan losses	1.74%	1.93%	0.71%	1.01%	1.18%

The following tables summarize the net charge-off (recovery) activity in the allowance for credit/loan losses as a percentage of loans for the years indicated (dollars in thousands):

	Year ended December 31,
Ratios:	2021	2020	2019	2018	2017
Net charge-offs (recoveries) during period to average loans outstanding during period
Commercial real estate:				(0.01)%	(0.01)%
CRE non-owner occupied	—%	0.01%	(0.09)%	n/a	n/a
CRE owner occupied	(0.11)%	—%	0.13%	n/a	n/a
Multifamily	—%	—%	—%	n/a	n/a
Farmland	0.07%	0.12%	—%	n/a	n/a
Consumer:				(0.01)%	0.01%
SFR 1-4 1st DT liens	0.02%	(0.08)%	(0.01)%	n/a	n/a
SFR HELOCs and junior liens	0.33%	(0.06)%	(0.26)%	n/a	n/a
Other	0.32%	0.41%	0.54%	n/a	n/a
Commercial and industrial	0.28%	0.04%	0.64%	0.26%	0.53%
Construction	0.01%	—%	—%	—%	0.80%
Agriculture production	(0.05)%	(0.05)%	(0.02)%	(0.01)%	(0.05)%
Leases	—%	—%	—%	—%	—%
Provision for (benefit from) credit losses to average loans outstanding during period	(0.15)%	0.92%	(0.04)%	0.07%	—%
Allowance for credit losses to loans at year-end	1.74%	1.93%	0.71%	0.81%	1.01%
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

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

	Balance at December 31, 2020	Additions	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Balance at December 31, 2021
Land & Construction	$154	$—	$—	$—	$—	$154
Residential real estate	1,507	1,052	—	(1,458)	156	1,257
Commercial real estate	1,183	—	—	—	—	1,183
Total foreclosed assets	$2,844	$1,052	$—	$(1,458)	$156	$2,594

	Balance at December 31, 2019	Additions	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Balance at December 31, 2020
Land & Construction	$313	$119	$—	$(313)	$35	$154
Residential real estate	1,045	647	—	(200)	15	1,507
Commercial real estate	1,183	—	—	—	—	1,183
Total foreclosed assets	$2,541	$766	$—	$(513)	$50	$2,844
Deposit Portfolio Composition
The following table shows the Company’s deposit balances at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2021	2020	2019
Noninterest-bearing demand	$2,979,882	$2,581,517	$1,832,665
Interest-bearing demand	1,568,682	1,414,908	1,242,274
Savings	2,520,959	2,164,942	1,851,549
Time certificates, over $250,000	44,652	73,147	129,061
Other time certificates	252,984	271,420	311,445
Total deposits	$7,367,159	$6,505,934	$5,366,994
Total uninsured deposits were estimated to be approximately $2,190,000,000 at December 31, 2021.
Long-Term Debt
See Note 13 to the consolidated financial statements at Item 8 of this report for information about the Company’s other borrowings and long-term debt.
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
On February 25, 2021 the Board of Directors approved the authorization to repurchase up to 2,000,000 shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. In connection with approval of the 2021 Repurchase Plan, the Company’s previous repurchase program adopted on November 12, 2019 (the 2019 Repurchase Plan) was terminated. The following table shows the repurchases made by the Company under the 2021 Plan:

Period	Total number of shares purchased	Average price paid per share	Maximum number of shares remaining that may yet be purchased under the 2021 Plan
February 25, 2021 - December 31, 2021	63,317	$44.72	1,936,683

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
In the simulation of net interest income and market value of equity, the forecast balance sheet is processed against various interest rate scenarios. These various interest rate scenarios include a flat rate scenario, which assumes interest rates are unchanged in the future, and rate ramp and or shock scenarios including -200, -100, +100, and +200 basis points around the flat scenario. At December 31, 2021, the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was less than 2.00%. Based on the historical nature of these rates in the United States not falling below zero, management believes that a shock scenario that reduces interest rates below zero would not provide meaningful results and therefor, have not been modeled. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.
The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous shock scenario over a twelve month period utilizing the Company's specific mix of interest earning assets and interest bearing liabilities as of December 31, 2021.

Interest Rate Risk Simulations: Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+200 (shock)	3.6%	14.7%
+100 (shock)	1.9%	9.9%
+ 0 (flat)	—	—
-100 (shock)	(4.9)%	(28.5)%
-200 (shock)	nm	nm
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

As of December 31, 2021	Repricing within:
(dollars in thousands)	Less than 3 months	3 - 6 months	6 - 12 months	1 - 5 years	Over 5 years
Interest-earning assets:
Cash at Federal Reserve and other banks	$711,389	$—	$—	$—	$—
Securities	489,009	87,337	199,696	868,535	759,085
Loans	855,604	287,921	501,274	2,524,165	681,240
Total interest-earning assets	2,056,002	375,258	700,970	3,392,700	1,440,325
Interest-bearing liabilities
Transaction deposits	4,548,564	—	—	—	—
Time	139,692	42,939	59,915	54,953	52
Other borrowings	50,087	—	—	—	—
Junior subordinated debt	58,079	—	—	—	—
Total interest-bearing liabilities	$4,796,422	$42,939	$59,915	$54,953	$52
Interest sensitivity gap	$(2,740,420)	$332,319	$641,055	$3,337,747	$1,440,273
Cumulative sensitivity gap	$(2,740,420)	$(2,408,101)	$(1,767,046)	$1,570,701	$3,010,974
As a percentage of earning assets:
Interest sensitivity gap	(36.0)%	4.4%	8.4%	43.8%	18.9%
Cumulative sensitivity gap	(36.0)%	(31.6)%	(23.2)%	20.6%	39.5%

Liquidity
Liquidity refers to the Company’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities totaled $883,811,000 in 2021. Net increases in loan balances from both originations and purchases used approximately $153,855,000 of cash, while purchases of investment securities, net of calls and maturities, used approximately $735,129,000 of cash.
Liquidity may also be generated from liabilities through deposit growth and borrowings. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2021, financing activities provided funds totaling $850,474,000, resulting from $861,225,000 in deposits and offset by $29,724,000 in dividend payments and an additional $4,344,000 used to repurchase shares of common stock. In addition, at December 31, 2021, the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of up to $2,251,285,000 and $184,694,000, respectively. As of December 31, 2021, the Company had $84,975,000 of other borrowings as described in Note 13 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2021, operating activities provided cash of $132,207,000 and primarily included net income of $117,655,000.
The Company’s investment securities, excluding held-to-maturity securities, plus cash and cash equivalents in excess of reserve requirements totaled $2,976,359,000 at December 31, 2021, which was 34.5% of total assets at that time. This was an increase of $892,544,000 from $2,083,815,000 and 27.3% of total assets as of December 31, 2020.
Loan demand during 2022 will depend in part on economic and competitive conditions. The Company emphasizes the solicitation of non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. In addition to Federal economic stimulus actions, inclusive of loan programs and direct payments to taxpayers, which contributed to the growth in deposit balances, the Federal Reserve's efforts to manage interest rates has resulted in historic low short-term and long-term interest rates, which could further impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain and forecasted changes in those balances are subject to significant volatility and uncertainty.
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
The maturity distribution of certificates of deposit in denominations of $100,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available. The Bank participates in a program wherein the State of California places time deposits with the Bank at the Bank’s option. At December 31, 2021, 2020 and 2019, the Bank had $1,000,000, $10,000,000, and $30,000,000, respectively, of these State deposits.
Certificates of Deposit in Denominations of $250,000 or More

	Amounts as of December 31,
(dollars in thousands)	2021	2020
Time remaining until maturity:
Less than 3 months	$12,978	$8,560
3 months to 6 months	6,741	17,033
6 months to 12 months	11,451	31,176
More than 12 months	13,482	16,378
Total	$44,652	$73,147

Loan maturities
Loan demand also affects the Company’s liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2021:

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
	(dollars in thousands)
Loans with predetermined interest rates:
Commercial Real Estate	$45,582	$259,188	$799,546	$8,152	$1,112,468
Consumer	24,321	68,735	123,666	382,247	598,969
Commercial & Industrial	4,986	129,973	12,562	194	147,715
Construction	6,861	5,217	34,814	—	46,892
Agricultural Production	237	5,155	2,382	—	7,774
Leases	—	6,572	—	—	6,572
Total loans with predetermined interest rates	81,987	474,840	972,970	390,593	1,920,390
Loans with floating interest rates:
Commercial Real Estate	68,743	329,695	1,760,962	34,186	2,193,586
Consumer	7,219	43,318	119,239	302,806	472,582
Commercial & Industrial	58,896	20,538	12,330	19,875	111,639
Construction	49,693	20,584	103,087	2,026	175,390
Agricultural Production	29,923	12,702	394	18	43,037
Leases	—	—	—	—	—
Total loans with floating interest rates	214,474	426,837	1,996,012	358,911	2,996,234
Total loans	$296,461	$901,677	$2,968,982	$749,504	$4,916,624
Investment maturities
The maturity distribution and yields of the investment portfolio at December 31, 2021 is presented in the following tables. The timing of the maturities indicated in the tables below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. Yields on tax exempt securities are shown on a tax equivalent basis.

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(dollars in thousands)
Debt Securities Available for Sale
Obligations of US government agencies	$4,511	3.24%	$129,472	0.53%	$63,888	1.79%	$1,059,518	1.58%	$1,257,389	1.33%
Obligations of states and political subdivisions	611	1.25%	1,483	3.98%	22,774	2.52%	167,376	3.14%	192,244	3.69%
Corporate bonds	2,522	6.22%	—	—%	4,234	3.31%	—	—%	6,756	6.20%
Asset backed securities	—	—%		—%	251,711	1.45%	499,838	1.48%	751,549	1.36%
Total debt securities available for sale	7,644	4.05%	130,955	0.57%	342,607	1.57%	1,726,732	1.70%	2,207,938	1.62%
Debt Securities Held to Maturity
Obligations of US government agencies	$736	2.64%	$—	—%	$10,522	2.29%	$180,810	2.59%	$192,068	2.57%
Obligations of states and political subdivisions	—	—%	1,030	4.82%	6,090	3.19%	571	3.44%	7,691	3.42%
Total debt securities held to maturity	$736	—%	$1,030	4.82%	$16,612	2.62%	$181,381	2.59%	$199,759	2.59%

Off-Balance Sheet Items
The Bank has certain ongoing commitments under leases. See Note 11 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2021, commitments to extend credit and commitments related to the Bank’s deposit overdraft privilege product were the Bank’s only financial instruments with off-balance sheet risk. The Bank has not entered into any material contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $1,607,939,000 and $1,441,883,000 at December 31, 2021 and 2020, respectively, and represent 32.7% of the total loans outstanding at year-end 2021 versus 30.3% at December 31, 2020. Commitments related to the Bank’s deposit overdraft privilege product totaled $125,670,000 and $110,813,000 at December 31, 2021 and 2020, respectively.
Certain Contractual Obligations
The following chart summarizes certain contractual obligations of the Company as of December 31, 2021:

(dollars in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Time deposits	$297,636	$242,535	$51,782	$3,319	$—
Other collateralized borrowings, fixed rate, as of December 31, 2021 of 0.05%, payable on January 3, 2022	50,087	50,087	—	—	—
Junior subordinated debt:
TriCo Trust I(1)	20,619	—	—	—	20,619
TriCo Trust II(2)	20,619	—	—	—	20,619
North Valley Trust II(3)	5,403	—	—	—	5,403
North Valley Trust III(4)	4,291	—	—	—	4,291
North Valley Trust IV(5)	7,147	—	—	—	7,147
Operating lease obligations	26,280	192	2,279	3,813	19,996
Deferred compensation(6)	910	214	352	344	—
Supplemental retirement plans(6)	8,403	972	1,757	1,726	3,948
Total contractual obligations	$441,395	$294,000	$56,170	$9,202	$82,023
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRICO BANCSHARES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	At December 31, 2021	At December 31, 2020
Assets:
Cash and due from banks	$57,032	$77,253
Cash at Federal Reserve and other banks	711,389	592,298
Cash and cash equivalents	768,421	669,551
Investment securities:
Marketable equity securities	2,938	3,025
Available for sale debt securities	2,207,938	1,414,264
Held to maturity debt securities	199,759	284,563
Restricted equity securities	17,250	17,250
Loans held for sale	3,466	6,268
Loans	4,916,624	4,763,127
Allowance for credit losses	(85,376)	(91,847)
Total loans, net	4,831,248	4,671,280
Premises and equipment, net	78,687	83,731
Cash value of life insurance	117,857	118,870
Accrued interest receivable	19,292	20,004
Goodwill	220,872	220,872
Other intangible assets, net	12,369	17,833
Operating leases, right-of-use	25,665	27,846
Other assets	109,025	84,172
Total assets	$8,614,787	$7,639,529
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,979,882	$2,581,517
Interest-bearing	4,387,277	3,924,417
Total deposits	7,367,159	6,505,934
Accrued interest payable	928	1,362
Operating lease liability	26,280	27,973
Other liabilities	112,070	94,597
Other borrowings	50,087	26,914
Junior subordinated debt	58,079	57,635
Total liabilities	7,614,603	6,714,415
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized; zero issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding: 29,730,424 and 29,727,214 at December 31, 2021 and 2020, respectively	532,244	530,835
Retained earnings	466,959	381,999
Accumulated other comprehensive income, net of tax	981	12,280
Total shareholders’ equity	1,000,184	925,114
Total liabilities and shareholders’ equity	$8,614,787	$7,639,529
The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2021	2020	2019
Interest and dividend income:
Loans, including fees	$242,269	$233,721	$223,750
Investments:
Taxable securities	29,361	27,627	39,810
Tax exempt securities	3,568	3,566	4,002
Dividends	991	1,032	1,285
Interest bearing cash at Federal Reserve and other banks	858	1,238	3,597
Total interest and dividend income	277,047	267,184	272,444
Interest expense:
Deposits	3,318	6,885	11,716
Other borrowings	22	17	387
Junior subordinated debt	2,168	2,555	3,272
Total interest expense	5,508	9,457	15,375
Net interest income	271,539	257,727	257,069
Provision for (benefit from) credit losses	(6,775)	42,813	(1,690)
Net interest income after provision for (benefit from) credit losses	278,314	214,914	258,759
Noninterest income:
Service charges and fees	43,948	37,981	40,417
Commissions on sale of non-deposit investment products	3,668	2,989	2,877
Increase in cash value of life insurance	2,775	2,949	3,029
Gain on sale of loans	9,580	9,122	3,282
Gain on sale of investment securities	—	7	110
Other	3,693	2,146	3,805
Total noninterest income	63,664	55,194	53,520
Noninterest expense:
Salaries and related benefits	106,351	112,121	106,065
Other	71,924	70,637	79,392
Total noninterest expense	178,275	182,758	185,457
Income before income taxes	163,703	87,350	126,822
Provision for income taxes	46,048	22,536	34,750
Net income	$117,655	$64,814	$92,072
Earnings per share:
Basic	$3.96	$2.17	$3.02
Diluted	$3.94	$2.16	$3.00

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended
	2021	2020	2019
Net income	$117,655	$64,814	$92,072
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period, after reclassifications	(13,788)	11,126	17,159
Change in minimum pension liability, after reclassifications	2,602	6,972	(4,502)
Change in joint beneficiary agreement liability	(113)	(596)	—
Other comprehensive income (loss)	(11,299)	17,502	12,657
Comprehensive income	$106,356	$82,316	$104,729

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at January 1, 2019	30,417,223	$541,762	$303,490	$(17,879)	$827,373
Net income			92,072		92,072
Other comprehensive income				12,657	12,657
Service condition RSU vesting		1,161			1,161
Market plus service condition RSU vesting		493			493
Stock options exercised	182,500	2,921			2,921
Service condition RSUs released	33,060				—
Market plus service condition RSUs released	22,237				—
Repurchase of common stock	(131,196)	(2,339)	(2,769)		(5,108)
Dividends paid ($0.82 per share)			(24,999)		(24,999)
Balance at December 31, 2019	30,523,824	543,998	367,794	(5,222)	906,570
Cumulative change from adoption of ASU 2016-13	—	—	(12,983)	—	(12,983)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	30,523,824	543,998	354,811	(5,222)	893,587
Net income			64,814		64,814
Other comprehensive income				17,502	17,502
Service condition RSU vesting		1,390			1,390
Market plus service condition RSU vesting		646			646
Stock options exercised	32,000	547			547
Service condition RSUs released	34,388				—
Market plus service condition RSUs released	20,265				—
Repurchase of common stock	(883,263)	(15,746)	(11,323)		(27,069)
Dividends paid ($0.88 per share)			(26,303)		(26,303)
Balance at December 31, 2020	29,727,214	530,835	381,999	12,280	925,114
Net income			117,655		117,655
Other comprehensive loss				(11,299)	(11,299)
Service condition RSU vesting		1,728			1,728
Market plus service condition RSU vesting		910			910
Service condition RSUs released	45,492				—
Market plus service condition RSUs released	19,272				—
Stock options exercised	49,675	758			758
Repurchase of common stock	(111,229)	(1,987)	(2,971)		(4,958)
Dividends paid ($1.00 per share)			(29,724)		(29,724)
Balance at December 31, 2021	29,730,424	$532,244	$466,959	$981	$1,000,184

The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2021	2020	2019
Operating activities:
Net income	$117,655	$64,814	$92,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	6,363	6,453	6,915
Amortization of intangible assets	5,464	5,724	5,723
Provision for (benefit from) credit losses	(6,775)	42,813	(1,690)
Amortization of investment securities premium, net	6,685	2,669	2,547
Gain on sale of investment securities	—	(7)	(110)
Originations of loans for resale	(217,210)	(227,831)	(131,074)
Proceeds from sale of loans originated for resale	227,938	234,424	131,689
Gain on sale of loans	(9,580)	(9,122)	(3,282)
Change in market value of mortgage servicing rights	872	2,634	1,811
Provision for (reversal of) losses on real estate owned	—	128	(102)
Deferred income tax expense	(936)	(14,154)	1,692
Gain on sale or transfer of loans, to real estate owned	(233)	(235)	(608)
Operating lease payments	(4,964)	(4,927)	(4,931)
(Gain) loss on disposal of fixed assets	(439)	67	82
Increase in cash value of life insurance	(2,775)	(2,949)	(3,029)
Gain on life insurance death benefit	(702)	(498)	(831)
(Gain) loss on marketable equity securities	86	(64)	(86)
Equity compensation vesting expense	2,638	2,036	1,654
Change in value of other real estate	9	—	—
Change in:
Interest receivable	712	(1,107)	515
Interest payable	(434)	(1,045)	410
Amortization of operating lease right of use asset	5,452	5,393	4,592
Other assets and liabilities, net	2,381	9,586	(1,153)
Net cash from operating activities	132,207	114,802	102,806
Investing activities:
Proceeds from maturities of securities available for sale	371,632	167,515	97,993
Proceeds from maturities of securities held to maturity	83,929	89,858	68,346
Proceeds from sale of available for sale securities	—	229	127,066
Purchases of securities available for sale	(1,190,690)	(617,552)	(37,253)
Net redemption of restricted equity securities	—	—	—
Loan origination and principal collections, net	(45,812)	(415,415)	(286,339)
Loans purchased	(108,433)	(41,126)	—
Proceeds from sale of real estate owned	1,526	570	1,336
Proceeds from sale of premises and equipment	2,743	—	—
Purchases of premises and equipment	(3,196)	(2,812)	(4,293)
Life insurance proceeds	4,490	2,400	3,355
Net cash from investing activities	(883,811)	(816,333)	(29,789)
Financing activities:
Net change in deposits	861,225	1,138,940	528
Net change in other borrowings	23,173	8,460	2,615
Repurchase of common stock, net	(4,344)	(26,720)	(2,196)
Dividends paid	(29,724)	(26,303)	(24,999)
Exercise of stock options, net	144	198	9
Net cash from financing activities	850,474	1,094,575	(24,043)
Net change in cash and cash equivalents	98,870	393,044	48,974
Cash and cash equivalents at beginning of year	669,551	276,507	227,533
Cash and cash equivalents at end of year	$768,421	$669,551	$276,507

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$(19,575)	$15,796	$24,361
Loans transferred to foreclosed assets	$1,052	$766	$1,249
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	$2,118	$736	$5,108
Obligations incurred in conjunction with leased assets	$2,883	$4,161	$156
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$5,942	$10,502	$14,965
Cash paid for income taxes	$46,300	$29,500	$35,050
The accompanying notes are an integral part of these consolidated financial statements.

TRICO BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
Note 1 – Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
TriCo Bancshares (the “Company” or “we”) is a California corporation organized to act as a bank holding company for Tri Counties Bank (the “Bank”). The Company and the Bank are headquartered in Chico, California. The Bank is a California-chartered bank that is engaged in the general commercial and retail banking business in 31 California counties. The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by the Company and three obtained through acquisition.
The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. All adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,744,000 are accounted for under the equity method and, accordingly, are included in other assets on the consolidated balance sheets. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheets.
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
Non-Marketable and Other Equity Securities
Non-marketable and other equity securities include qualified public welfare investments and venture capital/private equity funds. Our accounting for investments in non-marketable and other equity securities depends on several factors, including the level of ownership, power to control and the legal structure of the subsidiary making the investment. We base our accounting for such securities on: (i) fair value accounting, (ii) measurement alternative for other investments without a readily determinable fair value, and (iii) equity method accounting. During the twelve months ended December 31, 2021 and 2020, the Company recognized net unrealized gains of $718,000 and losses of $64,000, respectively, in the consolidated statements of net income related to changes in the fair value of non-marketable and other equity securities.
Debt Securities
The Company classifies its debt securities into one of three categories: trading, available for sale ("AFS") or held to maturity ("HTM"). Trading securities are bought and held principally for the purpose of selling in the near term and changes in the value of these securities are recorded through earnings. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. AFS securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Discounts are amortized or accreted over the expected life of the related investment security as an adjustment to yield using the effective interest method. Premiums on callable debt securities are generally amortized to the earliest call date of the security with the exception of mortgage backed securities, where estimated prepayments, if any, are considered. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. The Company did not have any debt securities classified as trading during the three year period ended December 31, 2021.
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2021, 2020 and 2019.
The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the years ended December 31, 2021, 2020 or 2019.
For HTM debt securities, the Company measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on held-to-maturity (HTM) debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current condition and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these HTM investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized during the years ended December 31, 2021, 2020 or 2019.
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
Allowance for Credit Losses - Loans
On January 1, 2020, the Company adopted ASU 2016-03 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology and is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. As a result, the Company recognized an increase in the ACL for loans totaling $18,913,000, including a reclassification of $481,000 from discounts on acquired loans to the allowance for credit losses, as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in retained earnings, net of $5,449,000 in taxes of $12,983,000.
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
Most of our revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as our loans and investment securities. In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2021 and December 31, 2020, the Company did not have any significant contract balances. The Company has evaluated the nature of its revenue streams and determined that further disaggregation of revenue into more granular categories beyond what is presented in Note 18 was not necessary. The following are descriptions of revenues within the scope of ASC 606.
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
Note 2 - New Accounting Pronouncements
Accounting Standards Adopted in 2021
On January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplified the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance also promoted consistent application and simplification of GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 did not have a significant impact on the Company’s consolidated financial statements.
On January 1, 2021, the Company adopted ASU No. 2020-10, "Codification Improvements" to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to GAAP. ASU 2020-10 did not have a significant impact on the Company’s consolidated financial statements.
In August 2021, FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU updates certain GAAP annual and interim disclosure requirements to conform with SEC disclosure updates to Guide 3 "Statistical Disclosure by Bank Holding Companies.” Amendments in this ASU were effective for the Company's annual disclosures for fiscal year ending December 31, 2021. The Company's existing annual disclosure report (10-K) largely complied with the impacted updates to Guide 3 requirements, with limited changes made to Management's Discussion and Analysis section of the 10-K.
Accounting Standards Pending Adoption
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform by providing optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The election to apply the optional relief for existing fair value and cash flow hedge accounting relationships may be made on a hedge-by-hedge basis and across multiple reporting periods. Amendments in this ASU are effective for the Company through December 31, 2022. As the Company has an insignificant number of instruments that are applicable to this ASU, management has determined that no impact to the valuations of these instruments are applicable for financial reporting purposes.
Note 3 – Investment Securities
The amortized cost and estimated fair values of investment securities classified as available for sale and held to maturity are summarized in the following tables:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,260,226	$8,193	$(11,030)	$1,257,389
Obligations of states and political subdivisions	187,197	5,832	(785)	192,244
Corporate bonds	6,722	34	—	6,756
Asset backed securities	754,185	2,354	(4,990)	751,549
Total debt securities available for sale	$2,208,330	$16,413	$(16,805)	$2,207,938
Debt Securities Held to Maturity
Obligations of U.S. government agencies	192,068	8,131	—	200,199
Obligations of states and political subdivisions	7,691	250	—	7,941
Total debt securities held to maturity	$199,759	$8,381	$—	$208,140

There was no allowance for credit losses recorded for the held to maturity debt portfolio as of or for the years ended December 31, 2021 and 2020.

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$795,555	$17,710	$(891)	$812,374
Obligations of states and political subdivisions	123,347	5,748	—	129,095
Corporate bonds	2,459	85	—	2,544
Asset backed securities	473,720	1,682	(5,151)	470,251
Total debt securities available for sale	$1,395,081	$25,225	$(6,042)	$1,414,264
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$273,667	$13,774	$—	$287,441
Obligations of states and political subdivisions	10,896	389	—	11,285
Total debt securities held to maturity	$284,563	$14,163	$—	$298,726
There were no sales of debt securities during the year ended December 31, 2021. During 2020, proceeds from sales of debt securities were $229,000, resulting in a gross gains of $7,000. Investment securities with an aggregate carrying value of $423,892,000 and $429,049,000 at December 31, 2021 and 2020, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.
The amortized cost and estimated fair value of debt securities at December 31, 2021 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2021, obligations of U.S. government and agencies with an amortized cost basis totaling $1,254,790,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At December 31, 2021, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 4.88 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

Debt Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$7,601	$7,645	$—	$—
Due after one year through five years	131,657	130,955	1,766	1,890
Due after five years through ten years	341,925	342,606	16,612	17,090
Due after ten years	1,727,147	1,726,732	181,381	189,160
Totals	$2,208,330	$2,207,938	$199,759	$208,140
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2021	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$947,108	$(9,737)	$44,086	$(1,293)	$991,194	$(11,030)
Obligations of states and political subdivisions	56,153	(785)	—	—	56,153	(785)
Asset backed securities	389,837	(4,118)	109,748	(872)	499,585	(4,990)
Total debt securities available for sale	$1,393,098	$(14,640)	$153,834	$(2,165)	$1,546,932	$(16,805)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2020	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$160,543	$(891)	$—	$—	$160,543	$(891)
Obligations of states and political subdivisions	—	—	—	—	—	—
Asset backed securities	51,544	(441)	297,020	(4,710)	348,564	(5,151)
Total securities available for sale	$212,087	$(1,332)	$297,020	$(4,710)	$509,107	$(6,042)
Obligations of U.S. government corporations and agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2021, 49 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 1.10% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2021, 33 debt security representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 1.38% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. At the time of purchase, each of these securities were rated AA or AAA and through December 31, 2021 have not experienced any deterioration in credit rating. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2021, 35 asset backed securities had unrealized losses with aggregate depreciation of 0.99% from the Company’s amortized cost basis.
Marketable equity securities: As there were no sales of marketable equity securities, all unrealized gains or losses recognized during the reporting period were for equity securities still held as of the end of the reporting period.

Note 4 – Loans
A summary of loan balances follows:

(in thousands)	December 31, 2021	December 31, 2020
Commercial real estate:
CRE non-owner occupied	$1,603,141	$1,535,555
CRE owner occupied	706,307	624,375
Multifamily	823,500	639,480
Farmland	173,106	152,492
Total commercial real estate loans	3,306,054	2,951,902
Consumer:
SFR 1-4 1st DT liens	666,960	546,592
SFR HELOCs and junior liens	337,513	327,484
Other	67,078	78,032
Total consumer loans	1,071,551	952,108
Commercial and industrial	259,355	526,327
Construction	222,281	284,842
Agriculture production	50,811	44,164
Leases	6,572	3,784
Total loans, net of deferred loan fees and discounts	$4,916,624	$4,763,127
Total principal balance of loans owed, net of charge-offs	$4,946,653	$4,805,596
Unamortized net deferred loan fees	(13,922)	(16,984)
Discounts to principal balance of loans owed, net of charge-offs	(16,107)	(25,485)
Total loans, net of unamortized deferred loan fees and discounts	$4,916,624	$4,763,127
Allowance for credit losses	$(85,376)	$(91,847)

In March 2020, the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") was created to help small businesses keep workers employed during the COVID-19 crisis. As of December 31, 2021 and 2020, the total gross balance outstanding of PPP loans, which are included in commercial and industrial loans above, was $63,311,000 and $333,982,000, respectively, as compared to total PPP originations of $640,410,000. As of December 31, 2021, there was approximately $2,164,000 in net deferred fee income remaining to be recognized. During the twelve months ended December 31, 2021, the Company recognized $14,148,000 in fees on PPP loans, as compared with $7,760,000 for the same period ended December 31, 2020.

Note 5 – Allowance for Credit Losses
The allowance for credit losses (ACL) was $85,376,000 as of December 31, 2021 as compared to $91,847,000 at December 31, 2020. Changes in loan volume and changes in credit quality associated with levels of classified, past due and non-performing loans in addition to changes in qualitative factors, result in the need for changes in the balance of the allowance for credit losses. In addition to the quantitative loan portfolio credit quality characteristics which are illustrated in the following tabular disclosures, the Company’s expected credit loss methodology incorporates the use of qualitative factors. The two most critical qualitative factors utilized by the Company include the actual and forecasted changes in both California unemployment and U.S. gross domestic product. During the year ended December 31, 2021, both the quantitative and qualitative factors improved which resulted in a decrease in the related components of the allowance for credit losses, despite the increases in non-PPP loan balances outstanding. The table below sets forth the components of the Company’s allowance for credit losses as of the dates indicated.

(dollars in thousands)	December 31, 2021	December 31, 2020
Allowance for credit losses:
Qualitative and forecast factor allowance	$59,855	$61,935
Quantitative (Cohort) model allowance reserves	24,539	28,462
Total allowance for credit losses	84,394	90,397
Allowance for individually evaluated loans	982	1,450
Allowance for PCD loan losses	—	—
Total allowance for credit losses	$85,376	$91,847

The following tables summarize the activity in the allowance for loan losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Credit Losses – December 31, 2021
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision for (Benefit from) Credit Losses	Ending Balance
Commercial real estate:
CRE non-owner occupied	$29,380	$—	$12	$(3,653)	$25,739
CRE owner occupied	10,861	(18)	794	(946)	10,691
Multifamily	11,472	—	—	923	12,395
Farmland	1,980	(126)	—	461	2,315
Total commercial real estate loans	53,693	(144)	806	(3,215)	51,140
Consumer:
SFR 1-4 1st DT liens	10,117	(145)	13	738	10,723
SFR HELOCs and junior liens	11,771	(29)	1,127	(2,359)	10,510
Other	3,260	(577)	361	(803)	2,241
Total consumer loans	25,148	(751)	1,501	(2,424)	23,474
Commercial and industrial	4,252	(1,470)	755	325	3,862
Construction	7,540	(27)	—	(1,846)	5,667
Agriculture production	1,209	—	24	(18)	1,215
Leases	5	—	—	13	18
Allowance for credit losses on loans	91,847	(2,392)	3,086	(7,165)	85,376
Reserve for unfunded commitments	3,400	—	—	390	3,790
Total	$95,247	$(2,392)	$3,086	$(6,775)	$89,166

	Allowance for Credit Losses – December 31, 2020
(in thousands)	Beginning Balance	Impact of CECL Adoption	Charge-offs	Recoveries	Provision for (Benefit from) Credit Losses	Ending Balance
Commercial real estate:
CRE non-owner occupied	$5,948	$6,701	$—	$198	$16,533	$29,380
CRE owner occupied	2,027	2,281	—	28	6,525	10,861
Multifamily	3,352	2,281	—	—	5,839	11,472
Farmland	668	585	(182)	—	909	1,980
Total commercial real estate loans	11,995	11,848	(182)	226	29,806	53,693
Consumer:
SFR 1-4 1st DT liens	2,306	2,675	(13)	416	4,733	10,117
SFR HELOCs and junior liens	6,183	4,638	(116)	304	762	11,771
Other	1,595	971	(670)	347	1,017	3,260
Total consumer loans	10,084	8,284	(799)	1,067	6,512	25,148
Commercial and industrial	4,867	(1,961)	(774)	568	1,552	4,252
Construction	3,388	933	—	—	3,219	7,540
Agriculture production	261	(179)	—	24	1,103	1,209
Leases	21	(12)	—	—	(4)	5
Allowance for loan losses	30,616	18,913	(1,755)	1,885	42,188	91,847
Reserve for unfunded commitments	2,775	—	—	—	625	3,400
Total	$33,391	$18,913	$(1,755)	$1,885	$42,813	$95,247

	Allowance for Loan Losses – December 31, 2019
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision for (Benefit from) Credit Losses	Ending Balance
Commercial real estate:
CRE non-owner occupied	$7,401	$—	$1,486	$(2,939)	$5,948
CRE owner occupied	2,711	(746)	42	20	2,027
Multifamily	2,429	—	—	923	3,352
Farmland	403	—	—	265	668
Total commercial real estate loans	12,944	(746)	1,528	(1,731)	11,995
Consumer:
SFR 1-4 1st DT liens	2,676	(2)	54	(422)	2,306
SFR HELOCs and junior liens	7,582	(3)	935	(2,331)	6,183
Other	793	(765)	321	1,246	1,595
Total consumer loans	11,051	(770)	1,310	(1,507)	10,084
Commercial and industrial	5,610	(2,104)	513	848	4,867
Construction	2,497	—	—	891	3,388
Agriculture production	480	(19)	12	(212)	261
Leases	—	—	—	21	21
Allowance for loan losses	$32,582	$(3,639)	$3,363	$(1,690)	$30,616

	Reserve for Unfunded Commitments - December 31, 2019
Reserve for unfunded commitments	$2,575	$—	$—	$200	$2,775
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
The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2021
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$275,305	$127,299	$199,764	$133,046	$224,581	$543,430	$49,899	$—	$1,553,324
Special Mention	—	—	8,386	399	4,390	20,612	1,732	—	35,519
Substandard	—	—	—	1,382	739	12,177	—	—	14,298
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$275,305	$127,299	$208,150	$134,827	$229,710	$576,219	$51,631	$—	$1,603,141

Commercial real estate:
CRE owner occupied risk ratings
Pass	$178,092	$104,571	$63,979	$48,721	$55,399	$203,431	$22,745	$—	$676,938
Special Mention	15,515	—	—	289	2,964	3,833	—	—	22,601
Substandard	—	—	858	1,214	455	4,241	—	—	6,768
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$193,607	$104,571	$64,837	$50,224	$58,818	$211,505	$22,745	$—	$706,307

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2021
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
Multifamily risk ratings
Pass	$278,942	$100,752	$71,822	$109,374	$85,932	$146,984	$25,236	$—	$819,042
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	4,305	—	—	153	—	—	4,458
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily loans	$278,942	$100,752	$76,127	$109,374	$85,932	$147,137	$25,236	$—	$823,500

Commercial real estate:
Farmland risk ratings
Pass	$43,601	$17,399	$20,223	$15,119	$9,129	$18,455	$37,612	$—	$161,538
Special Mention	—	—	—	—	1,197	2,519	1,491	—	5,207
Substandard	—	—	2,895	—	578	1,371	1,517	—	6,361
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$43,601	$17,399	$23,118	$15,119	$10,904	$22,345	$40,620	$—	$173,106

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$268,743	$159,860	$40,661	$30,880	$36,197	$113,519	$—	$3,527	$653,387
Special Mention	—	—	286	3,282	416	1,476	—	383	5,843
Substandard	1,103	—	—	1,089	256	4,758	—	524	7,730
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$269,846	$159,860	$40,947	$35,251	$36,869	$119,753	$—	$4,434	$666,960

Consumer loans:
SFR HELOCs and Junior Liens risk ratings
Pass	$494	$—	$—	$—	$—	$185	$317,381	$9,675	$327,735
Special Mention	—	—	—	—	—	53	3,655	832	4,540
Substandard	—	—	—	—	—	2	4,164	1,072	5,238
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$494	$—	$—	$—	$—	$240	$325,200	$11,579	$337,513

Consumer loans:
Other risk ratings
Pass	$20,920	$15,939	$17,316	$8,016	$2,137	$1,079	$612	$—	$66,019
Special Mention	—	46	157	233	98	51	69	—	654
Substandard	—	53	96	94	67	85	10	—	405
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$20,920	$16,038	$17,569	$8,343	$2,302	$1,215	$691	$—	$67,078

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2021
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$92,972	$17,933	$27,335	$11,335	$6,355	$6,774	$89,358	$860	$252,922
Special Mention	—	2,417	69	152	71	80	116	—	2,905
Substandard	—	—	146	152	804	414	1,832	180	3,528
Doubtful/Loss	—		—	—	—	—	—	—	—
Total commercial and industrial loans	$92,972	$20,350	$27,550	$11,639	$7,230	$7,268	$91,306	$1,040	$259,355

Construction loans:
Construction risk ratings
Pass	$66,318	$79,567	$58,383	$4,849	$1,716	$8,148	$—	$—	$218,981
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	2,675	472	—	—	—	153	—	—	3,300
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$68,993	$80,039	$58,383	$4,849	$1,716	$8,301	$—	$—	$222,281

Agriculture production loans:
Agriculture production risk ratings
Pass	$2,068	$878	$1,393	$801	$940	$853	$43,686	$—	$50,619
Special Mention	—	—	—	150	—	42	—	—	192
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$2,068	$878	$1,393	$951	$940	$895	$43,686	$—	$50,811

Leases:
Lease risk ratings
Pass	$6,572	$—	$—	$—	$—	$—	$—	$—	$6,572
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$6,572	$—	$—	$—	$—	$—	$—	$—	$6,572

Total loans outstanding:
Risk ratings
Pass	$1,234,027	$624,198	$500,876	$362,141	$422,386	$1,042,858	$586,529	$14,062	$4,787,077
Special Mention	15,515	2,463	8,898	4,505	9,136	28,666	7,063	1,215	77,461
Substandard	3,778	525	8,300	3,931	2,899	23,354	7,523	1,776	52,086
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$1,253,320	$627,186	$518,074	$370,577	$434,421	$1,094,878	$601,115	$17,053	$4,916,624

The following information related to loan originations by vintage are presented for comparison purposes only.

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$120,520	$207,899	$155,730	$256,677	$179,523	$460,644	$76,730	$—	$1,457,723
Special Mention	—	7,455	11,692	5,407	15,773	18,832	12,205	—	71,364
Substandard	—	—	1,449	584	2,147	2,288	—	—	6,468
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$120,520	$215,354	$168,871	$262,668	$197,443	$481,764	$88,935	$—	$1,535,555

Commercial real estate:
CRE owner occupied risk ratings
Pass	$105,896	$75,144	$53,816	$58,371	$54,541	$227,828	$25,508	$—	$601,104
Special Mention	—	—	288	7,451	2,955	6,140	—	—	16,834
Substandard	—	1,533	1,301	475	1,306	1,822	—	—	6,437
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$105,896	$76,677	$55,405	$66,297	$58,802	$235,790	$25,508	$—	$624,375

Commercial real estate:
Multifamily risk ratings
Pass	$77,646	$118,725	$113,882	$70,112	$67,457	$123,518	$19,007	$—	$590,347
Special Mention	9,441	—	—	603	24,687	772	9,259	—	44,762
Substandard	—	4,371	—	—	—	—	—	—	4,371
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily loans	$87,087	$123,096	$113,882	$70,715	$92,144	$124,290	$28,266	$—	$639,480

Commercial real estate:
Farmland risk ratings
Pass	$17,640	$25,003	$19,148	$12,834	$7,377	$17,129	$39,411	$—	$138,542
Special Mention	—	2,567	—	1,271	227	3,107	2,258	—	9,430
Substandard	—	700	—	602	—	1,214	2,004	—	4,520
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$17,640	$28,270	$19,148	$14,707	$7,604	$21,450	$43,673	$—	$152,492

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$183,719	$80,717	$36,342	$53,001	$46,467	$126,465	$76	$5,507	$532,294
Special Mention	—	290	684	110	15	2,936	—	934	4,969
Substandard	—	—	1,174	929	935	5,763	—	528	9,329
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$183,719	$81,007	$38,200	$54,040	$47,417	$135,164	$76	$6,969	$546,592

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
SFR HELOCs and Junior Liens risk ratings
Pass	$793	$—	$13	$360	$300	$910	$297,160	$14,051	$313,587
Special Mention	—	—	16	—	—	83	4,504	789	5,392
Substandard	—	—	—	—	—	39	6,698	1,768	8,505
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$793	$—	$29	$360	$300	$1,032	$308,362	$16,608	$327,484

Consumer loans:
Other risk ratings
Pass	$25,876	$29,539	$14,170	$4,238	$1,020	$967	$986	$—	$76,796
Special Mention	43	208	147	74	24	65	90	—	651
Substandard	58	82	210	74	12	140	9	—	585
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$25,977	$29,829	$14,527	$4,386	$1,056	$1,172	$1,085	$—	$78,032

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$356,701	$48,838	$20,463	$13,151	$5,185	$9,490	$65,938	$1,085	$520,851
Special Mention	—	102	698	195	20	178	207	11	1,411
Substandard	—	301	53	1,142	823	148	1,519	79	4,065
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$356,701	$49,241	$21,214	$14,488	$6,028	$9,816	$67,664	$1,175	$526,327

Construction loans:
Construction risk ratings
Pass	$69,133	$41,786	$92,191	$51,082	$20,868	$2,876	$—	$—	$277,936
Special Mention	—	—	—	346	—	1,780	—	—	2,126
Substandard	—	—	—	—	4,529	251	—	—	4,780
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$69,133	$41,786	$92,191	$51,428	$25,397	$4,907	$—	$—	$284,842

Agriculture production loans:
Agriculture production risk ratings
Pass	$977	$2,079	$1,590	$1,838	$663	$708	$36,051	$—	$43,906
Special Mention	—	—	203	—	49	—	—	—	252
Substandard	—	—	—	—	6	—	—	—	6
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$977	$2,079	$1,793	$1,838	$718	$708	$36,051	$—	$44,164

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2020
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Leases:
Lease risk ratings
Pass	$3,784	$—	$—	$—	$—	$—	$—	$—	$3,784
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$3,784	$—	$—	$—	$—	$—	$—	$—	$3,784

Total loans outstanding:
Risk ratings
Pass	$962,685	$629,730	$507,345	$521,664	$383,401	$970,535	$560,867	$20,643	$4,556,870
Special Mention	9,484	10,622	13,728	15,457	43,750	33,893	28,523	1,734	157,191
Substandard	58	6,987	4,187	3,806	9,758	11,665	10,230	2,375	49,066
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$972,227	$647,339	$525,260	$540,927	$436,909	$1,016,093	$599,620	$24,752	$4,763,127
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

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of December 31, 2021
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$226	$37	$—	$263	$1,602,878	$1,603,141
CRE owner occupied	271	127	273	671	705,636	706,307
Multifamily	—	—	—	—	823,500	823,500
Farmland	—	—	575	575	172,531	173,106
Total commercial real estate loans	497	164	848	1,509	3,304,545	3,306,054
Consumer:
SFR 1-4 1st DT liens	—	13	362	375	666,585	666,960
SFR HELOCs and junior liens	36	361	1,212	1,609	335,904	337,513
Other	109	7	28	144	66,934	67,078
Total consumer loans	145	381	1,602	2,128	1,069,423	1,071,551
Commercial and industrial	146	245	166	557	258,798	259,355
Construction	—	90	—	90	222,191	222,281
Agriculture production	48	—	—	48	50,763	50,811
Leases	—	—	—	—	6,572	6,572
Total	$836	$880	$2,616	$4,332	$4,912,292	$4,916,624

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of December 31, 2020
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$127	$173	$239	$539	$1,535,016	$1,535,555
CRE owner occupied	297	—	824	1,121	623,254	624,375
Multifamily	—	—	—	—	639,480	639,480
Farmland	899	—	70	969	151,523	152,492
Total commercial real estate loans	1,323	173	1,133	2,629	2,949,273	2,951,902
Consumer:
SFR 1-4 1st DT liens	37	—	960	997	545,595	546,592
SFR HELOCs and junior liens	418	212	1,671	2,301	325,183	327,484
Other	41	13	100	154	77,878	78,032
Total consumer loans	496	225	2,731	3,452	948,656	952,108
Commercial and industrial	155	426	105	686	525,641	526,327
Construction	—	—	—	—	284,842	284,842
Agriculture production	—	—	—	—	44,164	44,164
Leases	—	—	—	—	3,784	3,784
Total	$1,974	$824	$3,969	$6,767	$4,756,360	$4,763,127
The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of December 31, 2021			As of December 31, 2020
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$7,899	$7,899	$—	$3,110	$3,110	$—
CRE owner occupied	4,763	5,036	—	3,111	4,061	—
Multifamily	4,457	4,457	—	—	—	—
Farmland	452	3,020	—	1,468	1,538	—
Total commercial real estate loans	17,571	20,412	—	7,689	8,709	—
Consumer:
SFR 1-4 1st DT liens	3,594	3,595	—	4,950	5,093	—
SFR HELOCs and junior liens	3,285	3,801	—	4,480	6,148	—
Other	48	71	—	68	167	—
Total consumer loans	6,927	7,467	—	9,498	11,408	—
Commercial and industrial	1,904	2,416	—	652	2,183	—
Construction	15	55	—	4,546	4,546	—
Agriculture production	—	—	—	5	18	—
Leases		—	—	—	—	—
Sub-total	26,417	30,350	—	22,390	26,864	—
Less: Guaranteed loans	(713)	(775)	—	(687)	(811)	—
Total, net	$25,704	$29,575	$—	$21,703	$26,053	$—
Interest income on non accrual loans that would have been recognized during the years ended December 31, 2021, 2020, and 2019, if all such loans had been current in accordance with their original terms, totaled $2,226,000, $1,804,000, and $1,201,000, respectively. Interest income actually recognized on these loans during the years ended December 31, 2021, 2020, and 2019 was $471,000, $701,000, and $372,000, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of December 31, 2021
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,591	$1,253	$1,545	$7,272	$—	$—	$—	$—	$—	$—	$—	$12,661
CRE owner occupied	—	—	—	—	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	4,458	—	—	—	—	—	—	4,458
Farmland	—	—	—	—	—	1,027	—	—	—	—	—	1,027
Total commercial real estate loans	2,591	1,253	1,545	7,272	4,458	1,027	—	—	—	—		18,146
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	3,589	—	—	—	—	3,589
SFR HELOCs and junior liens	—	—	—	—	—	—	1,649	1,636	—	—	—	3,285
Other	—	—	—	43	—	—	—	—	5	—	5	53
Total consumer loans	—	—	—	43	—	—	5,238	1,636	5	—	5	6,927
Commercial and industrial	—	—	—	—	—	—	—	—	—	2,162	112	2,274
Construction	—	—	—	—	—	—	15	—	—	—	—	15
Agriculture production	—	—	—	—	—	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$2,591	$1,253	$1,545	$7,315	$4,458	$1,027	$5,253	$1,636	$5	$2,162	$117	$27,362

	As of December 31, 2020
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,445	$435	$—	$—	$—	$—	$—	$—	$—	$—	$—	$2,880
CRE owner occupied	796	1,176	1,668	—	—	—	—	—	—	—	—	3,640
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	1,538	—	—	—	—	—	1,538
Total commercial real estate loans	3,241	1,611	1,668	—	—	1,538	—	—	—	—	—	8,058
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	5,068	—	—	—	—	5,068
SFR HELOCs and junior liens	—	—	—	—	—	—	1,855	2,839	—	—	—	4,694
Other	—	—	—	42	—	—	—	—	97	—	—	139
Total consumer loans	—	—	—	42	—	—	6,923	2,839	97	—	—	9,901
Commercial and industrial	—	—	—	292	—	—	—	—	—	1,173	75	1,540
Construction	—	—	—	—	—	—	4,547	—	—	—	—	4,547
Agriculture production	—	—	—	—	—	—	—	—	—	13	5	18
Leases	—	—	—	—	—	—	—	—	—			—
Total	$3,241	$1,611	$1,668	$334	$—	$1,538	$11,470	$2,839	$97	$1,186	$80	$24,064

The following tables show certain information regarding Troubled Debt Restructurings that occurred during the periods indicated: Modifications classified as TDRs can include one or a combination of the following: rate modifications, term extensions, interest only modifications, either temporary or long-term, payment modifications, and collateral substitutions/additions.

	TDR information for the year ended December 31, 2021
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	5	$4,966	$4,956	$1,020	—	$—	$—
CRE owner occupied	1	740	742	742	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	2	701	703	50	3	847	—
Total commercial real estate loans	8	6,407	6,401	1,812	3	847	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	1	200	247	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	1	200	247	—	—	—	—
Commercial and industrial	7	2,476	2,468	709	2	260	(5)
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	16	$9,083	$9,116	$2,521	5	$1,107	$(5)

	TDR information for the year ended December 31, 2020
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	1	$319	$314	$314	1	$141	$—
CRE owner occupied	4	1,847	1,877	67	1	950	—
Multifamily	—	—	—	—	—	—	—
Farmland	5	1,566	1,636	—	1	451	—
Total commercial real estate loans	10	3,732	3,827	381	3	1,542	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	3	1,180	—
SFR HELOCs and junior liens	2	172	169	—	2	140	(90)
Other	—	—	—	—	—	—	—
Total consumer loans	2	172	169	—	5	1,320	(90)
Commercial and industrial	6	2,106	2,078	90	—	—	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	18	$6,010	$6,074	$471	8	2,862	$(90)

	TDR information for the year ended December 31, 2019
(in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	—	$—	$—	$—	—	$—	$—
CRE owner occupied	2	60	67	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Total commercial real estate loans	2	60	67	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	3	659	662	30	—	—	—
SFR HELOCs and junior liens	3	214	215	29	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	6	873	877	59	—	—	—
Commercial and industrial	10	1,918	1,885	—	1	7	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	18	$2,851	$2,829	$59	$1	$7	$—
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
Note 6 – Real Estate Owned
A summary of the activity in the balance of real estate owned follows:

	Year ended December 31,
(in thousands)	2021	2020
Beginning balance, net	$2,844	$2,541
Additions/transfers from loans	1,052	766
Dispositions/sales	(1,458)	(513)
Valuation adjustments	156	50
Ending balance, net	$2,594	$2,844
Ending valuation allowance	$—	$(22)
Ending number of foreclosed assets	6	7
Proceeds from sale of real estate owned	$1,526	$570
Gain on sale of real estate owned	$233	$57
At December 31, 2021, the balance of real estate owned includes 4 foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2021, there were no residential real estate properties with formal foreclosure proceedings underway.

Note 7 – Premises and Equipment

	As of December 31,
(in thousands)	2021	2020
Land and land improvements	$29,002	$29,505
Buildings	64,382	65,334
Furniture and equipment	42,305	45,994
	135,689	140,833
Less: Accumulated depreciation	(58,401)	(57,462)
	77,288	83,371
Construction in progress	1,399	360
Total premises and equipment	$78,687	$83,731
Depreciation expense for premises and equipment amounted to $5,936,000, $6,100,000, and $6,472,000 during the years ended 2021, 2020, and 2019, respectively.
Note 8 – Cash Value of Life Insurance
A summary of the activity in the balance of cash value of life insurance follows:

	Year ended December 31,
(in thousands)	2021	2020
Beginning balance	$118,870	$117,823
Acquired policies from business combination	—	—
Increase in cash value of life insurance	2,775	2,949
Gain on death benefit	702	498
Insurance proceeds receivable reclassified to other assets	(4,490)	(2,400)
Ending balance	$117,857	$118,870
End of period death benefit	$193,318	$197,379
Number of policies owned	176	183
Insurance companies used	14	14
Current and former employees and directors covered	59	62

Note 9 – Goodwill and Other Intangible Assets
The following table summarizes the Company’s goodwill intangible as of the dates indicated:

(in thousands)	December 31, 2021	Additions	Reductions	December 31, 2020
Goodwill	$220,872	$—	$—	$220,872
Impairment exists when a Company’s carrying value exceeds its fair value. Goodwill is evaluated for impairment annually. At September 30, 2021, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeds its carrying value, resulting in no impairment. For each of the years in the three year period ended December 31, 2021, there were no impairment charges recognized.
The following table summarizes the Company’s core deposit intangibles (“CDI”) as of the dates indicated:

(in thousands)	December 31, 2021	Additions	Reductions/ Amortization	December 31, 2020
Core deposit intangibles	$37,163	$—	$—	$37,163
Accumulated amortization	(24,794)	—	(5,464)	(19,330)
Core deposit intangibles, net	$12,369	—	$(5,464)	$17,833

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

Years Ended	Estimated CDI Amortization
2022	$4,776
2023	4,269
2024	2,482
2025	533
2026	309
Thereafter	—
$12,369

Note 10 – Mortgage Servicing Rights
The following tables summarize the activity in, and the main assumptions used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

(in thousands)	Year ended December 31,
	2021	2020	2019
Balance at beginning of period	$5,092	$6,200	$7,098
Additions	1,654	1,526	913
Change in fair value	(872)	(2,634)	(1,811)
Balance at end of period	$5,874	$5,092	$6,200
Contractually specified servicing fees, late fees and ancillary fees earned	$1,881	$1,855	$1,917
Balance of loans serviced at:
Beginning of period	$779,530	$767,662	$785,138
End of period	$770,299	$779,530	$767,662
Period end:
Weighted-average prepayment speed (CPR)	208.0%	294.0%	182.0%
Weighted-average expected life (years)	5.7	4.5	6.2
Weighted-average discount rate	12.0%	12.0%	12.0%
The changes in fair value of MSRs during 2021 were primarily due to changes in principal balances and mortgage prepayment speeds of the MSRs. The changes in fair value of MSRs during 2020 were primarily due to changes in investor required rate of return, or discount rate, of the MSRs. The changes in fair value of MSRs during 2019 were primarily due to changes in principal balances, changes in mortgage prepayment speeds, and changes in investor required rate of return, or discount rate, of the MSRs.

Note 11 - Leases
The following table presents the components of lease expense for the periods indicated:

	Year ended December 31,
(in thousands)	2021	2020
Operating lease cost	$5,201	$5,125
Short-term lease cost	241	263
Variable lease cost	11	5
Sublease income	(24)	(120)
Total lease cost	$5,429	$5,273

The following table presents supplemental cash flow information related to leases as of the periods ended:

	Year ended December 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,964	$4,927
ROUA obtained in exchange for operating lease liabilities	$2,883	$4,161
The following table presents the weighted average operating lease term and discount rate as of the periods ended:

	Year ended December 31,
	2021	2020
Weighted-average remaining lease term	9.3 years	9.9 years
Weighted-average discount rate	2.9%	3.1%
At December 31, 2021, future expected operating lease payments are as follows (in thousands):

Periods ending December 31,
2022	$4,713
2023	4,071
2024	3,716
2025	3,132
2026	2,802
Thereafter	12,255
30,689
Discount for present value of expected cash flows	(4,409)
Lease liability at December 31, 2021	$26,280

Note 12 – Deposits
A summary of the balances of deposits follows:

(in thousands)	December 31,
	2021	2020
Noninterest-bearing demand	$2,979,882	$2,581,517
Interest-bearing demand	1,568,682	1,414,908
Savings	2,520,959	2,164,942
Time certificates, $250,000 and over	44,652	73,147
Other time certificates	252,984	271,420
Total deposits	$7,367,159	$6,505,934
Certificate of deposit balances of $1,000,000 and $10,000,000 from the State of California were included in time certificates over $250,000 at December 31, 2021 and 2020, respectively. The Bank participates in a deposit program offered by the State of California whereby the State may make deposits at the Bank’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Bank. Overdrawn deposit balances of $2,324,000 and $985,000 were classified as consumer loans at December 31, 2021 and 2020, respectively.

At December 31, 2021, the scheduled maturities of time deposits were as follows (in thousands):

Scheduled Maturities
2022	$242,535
2023	31,852
2024	15,861
2025	4,069
2026	3,319
Thereafter	—
Total	$297,636

Note 13 – Other Borrowings
A summary of the balances of other borrowings follows:

	December 31,
	2021	2020
(in thousands)
Other collateralized borrowings, fixed rate, as of December 31, 2021 and 2020 of 0.05%, payable on January 3, 2022 and January 4, 2021, respectively	$50,087	$26,914
Total other borrowings	$50,087	$26,914
Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of December 31, 2021, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $50,087,000 under these other collateralized borrowings.
The Company maintains a collateralized line of credit with the FHLB. Based on the FHLB stock requirements at December 31, 2021, this line provided for maximum borrowings of $2,251,285,000 of which none was outstanding. As of December 31, 2021, the Company had designated investment securities with a fair value of $72,108,000 and loans totaling $3,486,380,000 as potential collateral under this collateralized line of credit with the FHLB.
The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2021, this line provided for maximum borrowings of $184,694,000 of which none was outstanding. As of December 31, 2021, the Company has designated investment securities with fair value of $7,000 and loans totaling $308,299,000 as potential collateral under this collateralized line of credit with the FRB.
The Company has available unused correspondent banking lines of credit from commercial banks totaling $60,000,000 for federal funds transactions at December 31, 2021.
Note 14 – Junior Subordinated Debt
At December 31, 2021, the Company had five wholly-owned subsidiary business trusts that had issued $63.0 million of trust preferred securities (the “Capital Trusts”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
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

The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

			Coupon Rate (Variable) 3 mo. LIBOR +	As of December 31, 2021		December 31, 2020
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	3.29%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	2.67%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	3.38%	5,403	5,304
North Valley Trust III	7/23/2034	5,155	2.80%	2.92%	4,291	4,199
North Valley Trust IV	3/15/2036	10,310	1.33%	1.53%	7,147	6,894
		$62,889			$58,079	$57,635

Note 15 – Commitments and Contingencies
Restricted Cash Balances — Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) were not required to be maintained as of December 31, 2021 and 2020.
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
The following table presents a summary of the Bank’s commitments and contingent liabilities:

	December 31,
(in thousands)	2021	2020
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$409,950	$462,422
Consumer loans	628,791	534,223
Real estate mortgage loans	333,764	202,306
Real estate construction loans	213,563	227,876
Standby letters of credit	21,871	15,056
Deposit account overdraft privilege	125,670	110,813
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
The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.6228 per Class B share. As of December 31, 2021, the value of the Class A shares was $216.71 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $4,711,000 as of December 31, 2021, and has not been reflected in the accompanying consolidated financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.
Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.
Note 16 – Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $31,571,000, $63,419,000, and $32,669,000 in 2021, 2020, and 2019, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of California Department of Financial Protection & Innovation (the “DFPI”). Absent approval from the Commissioner of the DPFI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2021, the Bank could have paid dividends of $154,466,000 to the Company without the approval of the Commissioner of the DPFI.
Stock Repurchase Plan
On February 25, 2021 the Board of Directors approved the authorization to repurchase up to 2,000,000 shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the program is subject to change. The 2021 Repurchase Plan has no expiration date (in accordance with applicable laws and regulations) and as of and for year ended December 31, 2021, the Company repurchased 63,317 shares. There were 223 shares repurchased during 2021 under the 2019 Repurchase Plan.
In connection with approval of the 2021 Repurchase Plan, the Company’s previous repurchase program adopted on November 12, 2019 (the 2019 Repurchase Plan) was terminated. Under the 2019 Repurchase Plan, during the year ended December 31, 2020 the Company had repurchased 858,717 total shares. There were no shares of common stock repurchased under any plans during the year ended December 31, 2019.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of withholding taxes on such shares. During the years ended December 31, 2021, 2020, and 2019, employees tendered 28,276, 12,488, and 115,954 shares, respectively, of the Company's common stock in connection with option exercises. Employees also tendered 19,413, 12,058 and 15,242 shares in connection with other share based awards during December 31, 2021, 2020 and 2019, respectively. In total, shares of the Company's common stock tendered had market values of $2,118,000, $736,000, and $5,108,000 for the years ended December 31, 2021, 2020 and 2019, respectively. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2021 or 2019 Repurchase Plans.
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

The number of shares available for issuance under the 2019 Plan will be reduced by: (i) one share for each share of common stock issued pursuant to a stock option; (ii) the total number of stock appreciation rights that are exercised, including any shares of common stock underlying such Awards that are not actually issued to the participant as the result of a net settlement; (iii) two shares for each share of common stock issued pursuant to a performance award, a restricted share Award or an RSU Award and (iv) any shares of common stock used to pay any exercise price or tax withholding obligation with respect to any Award. When Awards made under the 2019 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2019 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares again becomes available for issuance under the 2019 Plan, the number of shares of common stock available for issuance under the 2019 Plan will increase by two shares. If shares of common stock issued pursuant to the Plan are repurchased by, or are surrendered or forfeited to the Company at no more than cost, then such shares will again be available for the grant of Awards under the Plan. Any shares of common stock repurchased by the Company with cash proceeds from the exercise of options will not, however, be added back to the pool of share available for issuance under the 2019 Plan. Shares awarded and delivered under the 2019 Plan may be authorized but unissued shares or reacquired shares. Shares tendered to TriCo or withheld from delivery to a participant as payment of the exercise price or in connection with the “net exercise” of a stock option or to satisfy TriCo’s tax withholding obligations will not again become available for future Awards under the 2019 Plan. As of December 31, 2021, there were no outstanding options for the purchase of common shares and 97,202 RSUs were outstanding. The number of shares that remain available for issuance is not more than 1,004,737, which could decrease based on the level of the Company's future performance and outcome of certain vesting requirements.
The 2019 Plan replaced the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan), which expired on March 26, 2019. As a result of its expiration, no further awards may be issued under the 2009 Plan, though all awards under the 2009 Plan that were outstanding as of its expiration continue to be governed by the terms, conditions and procedures set forth in the 2009 Plan and any applicable award agreement. There were no new grants issued under the 2009 Plan during 2019 prior to expiration, and as of December 31, 2021, 78,825 options for the purchase of common shares and 6,315 RSUs remain outstanding.
Stock option activity is summarized in the following table for the dates indicated:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price
Outstanding at January 1, 2020	160,500	$12.63 to $23.21	$17.60
Options granted	—	—	—
Options exercised	(32,000)	$14.54 to $19.46	$17.10
Options forfeited	—	—	—
Outstanding at December 31, 2020	128,500	$14.54 to $23.21	$17.72
Options granted	—	—	—
Options exercised	(49,675)	$14.54 to $16.59	$15.25
Options forfeited	—	—	—
Outstanding at December 31, 2021	78,825	$15.34 to $23.21	$19.28
The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of December 31, 2021:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	78,825	—	78,825
Weighted average exercise price	$19.28	$—	$19.28
Intrinsic value (in thousands)	$1,867	$—	$1,867
Weighted average remaining contractual term (yrs.)	1.40	n/a	1.40
All options outstanding as of December 31, 2021 are fully vested. The Company did not modify any option grants during the three year period ended December 31, 2021.
The following table shows the total intrinsic value of options exercised, the total fair value of options vested, total compensation costs for options recognized in income, total tax benefit and excess tax benefits recognized in income related to compensation costs for options during the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Intrinsic value of options exercised	$1,476,000	$403,000	$4,169,000
Fair value of options that vested	$—	$—	$—
Total compensation costs for options recognized in expense	$—	$—	$—
Total tax benefit recognized in income related to compensation costs for options	$—	$—	$—
Excess tax benefit recognized in income	$—	$—	$1,233,000
There were no stock options granted during 2021, 2020 and 2019, respectively.
Restricted stock unit activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at January 1, 2021	99,809		81,615
RSUs granted	47,029	$45.48	31,479	$39.15
Additional market plus service condition RSUs vested	—		6,067
RSUs added through dividend credits	2,277		—
RSUs released through vesting	(45,492)		(19,272)
RSUs forfeited/expired	(106)		(126)
Outstanding at December 31, 2021	103,517		99,763
The 103,517 of service condition vesting RSUs outstanding as of December 31, 2021 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. Additional RSUs credited through dividends are subject to the same vesting requirements as the original grant. The 103,517 of service condition vesting RSUs outstanding as of December 31, 2021 are expected to vest, and be released, on a weighted-average basis, over the next 1.3 years. The Company expects to recognize $2,920,422 of pre-tax compensation costs related to these service condition vesting RSUs between December 31, 2021 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2021 or 2020.
The 99,763 of market plus service condition vesting RSUs outstanding as of December 31, 2021 are expected to vest, and be released, on a weighted-average basis, over the next 1.5 years. The Company expects to recognize $1,599,463 of pre-tax compensation costs related to these RSUs between December 31, 2021 and their vesting dates. As of December 31, 2021, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 149,645 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2021 or 2020.
The following table shows the compensation costs and excess tax benefits for RSUs recognized in income for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Total compensation costs recognized in income
Service condition vesting RSUs	$1,728,000	$1,390,000	$1,161,000
Market plus service condition vesting RSUs	$911,000	$646,000	$493,000
Excess tax benefit recognized in income
Service condition vesting RSUs	$626,000	$372,000	$141,000
Market plus service condition vesting RSUs	$226,000	$194,000	$146,000

Note 18 – Non-interest Income and Expense
The components of other non-interest income were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
ATM and interchange fees	$25,356	$21,660	$20,639
Service charges on deposit accounts	14,013	13,944	16,657
Other service fees	3,570	3,156	3,015
Mortgage banking service fees	1,881	1,855	1,917
Change in value of mortgage loan servicing rights	(872)	(2,634)	(1,811)
Total service charges and fees	43,948	37,981	40,417
Asset management and commission income	3,668	2,989	2,877
Increase in cash value of life insurance	2,775	2,949	3,029
Gain on sale of loans	9,580	9,122	3,282
Lease brokerage income	746	668	878
Sale of customer checks	459	414	529
Gain on sale of investment securities	—	7	110
Gain (loss) on marketable equity securities	(86)	64	86
Other	2,574	1,000	2,312
Total other noninterest income	19,716	17,213	13,103
Total noninterest income	$63,664	$55,194	$53,520
Mortgage banking servicing fee income (expense), net of change in value of mortgage loan servicing rights, totaling $1,009,000, $779,000, and $106,000 were recorded within service charges and fees for the years ended December 31, 2021, 2020, and 2019, respectively.
The components of noninterest expense were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Base salaries, net of deferred loan origination costs	$69,844	$70,164	$70,218
Incentive compensation	14,957	10,022	13,106
Benefits and other compensation costs	21,550	31,935	22,741
Total salaries and benefits expense	106,351	112,121	106,065
Occupancy	14,910	14,528	14,893
Data processing and software	13,985	13,504	13,517
Equipment	5,358	5,704	7,022
ATM and POS network charges	6,040	5,433	5,447
Merger and acquisition expense	1,523	—	—
Advertising	2,899	2,827	5,633
Professional fees	3,657	3,222	3,754
Intangible amortization	5,464	5,724	5,723
Telecommunications	2,253	2,601	3,190
Regulatory assessments and insurance	2,581	1,594	1,188
Courier service	1,214	1,414	1,308
Operational losses	964	1,168	986
Postage	710	1,068	1,258
Gain on sale or acquisition of foreclosed assets	(233)	(235)	(246)
(Gain) loss on disposal of fixed assets	(439)	67	82
Other miscellaneous expense	11,038	12,018	15,637
Total other noninterest expense	71,924	70,637	79,392
Total noninterest expense	$178,275	$182,758	$185,457

Note 19 – Income Taxes
The components of consolidated income tax expense are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current tax expense
Federal	$28,763	$22,104	$20,403
State	18,221	14,586	12,655
	$46,984	36,690	33,058
Deferred tax expense
Federal	(872)	(9,500)	695
State	(64)	(4,654)	997
	(936)	(14,154)	1,692
Total tax expense	$46,048	$22,536	$34,750
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
The Company recognized, as components of tax expense, tax credits and other tax benefits, and amortization expense relating to our investments in Qualified Affordable Housing Projects as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax credits and other tax benefits – decrease in tax expense	$(4,224)	$(4,200)	$(2,546)
Amortization – increase in tax expense	$3,604	$3,581	$2,705
The carrying value of Low Income Housing Tax Credit Funds was $41,295,000 and $26,899,000 as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company has committed to make additional capital contributions to the Low Income Housing Tax Credit Funds in the amount of $21,054,000, and these contributions are expected to be made over the next several years.
The provisions for income taxes applicable to income before taxes for the years ended December 31, 2021, 2020 and 2019 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	7.9	7.7	7.9
Tax-exempt interest on municipal obligations	(0.5)	(0.9)	(0.7)
Tax-exempt life insurance related income	(0.5)	(0.8)	(0.6)
Low income housing tax credits	(2.6)	(4.8)	(2.3)
Low income housing tax credit amortization	2.2	4.1	2.1
Equity compensation	(0.1)	0.4	(0.4)
Non-deductible merger expenses	0.1	—	—
Other	0.6	(0.9)	0.4
Effective Tax Rate	28.1%	25.8%	27.4%

The temporary differences, tax effected, which give rise to the Company’s net deferred tax asset recorded in other assets are as follows as of December 31 for the years indicated (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Allowance for losses and reserve for unfunded commitments	$26,361	$28,159
Deferred compensation	1,758	1,786
Accrued pension liability	—	383
Other accrued expenses	1,994	1,537
Additional unfunded status of the supplemental retirement plans	13,693	13,275
Operating lease liability	7,769	8,270
State taxes	3,251	2,870
Share based compensation	952	837
Nonaccrual interest	937	725
Acquisition cost basis	506	2,372
Unrealized loss on securities	116	—
Tax credits	513	513
Net operating loss carryforwards	1,131	1,131
Other	813	327
Total deferred tax assets	59,794	62,185
Deferred tax liabilities:
Securities income	(762)	(762)
Depreciation	(6,198)	(7,231)
Right of use asset	(7,588)	(8,232)
Funded pension liability	(709)	—
Securities accretion	(846)	(702)
Mortgage servicing rights valuation	(1,726)	(1,490)
Unrealized gain on securities	—	(5,671)
Core deposit intangible	(3,248)	(4,812)
Junior subordinated debt	(1,422)	(1,553)
Prepaid expenses and other	(488)	(532)
Total deferred tax liability	(22,987)	(30,985)
Net deferred tax asset	$36,807	$31,200
As part of the merger with FNB Bancorp in 2018 and North Valley Bancorp in 2014, TriCo acquired federal and state net operating loss carryforwards, capital loss carryforwards, and tax credit carryforwards. In addition, the 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provided the Company with an opportunity to file amended federal tax returns and generate proposed refunds of approximately $805,000. These tax attribute carryforwards will be subject to provisions of the tax law that limit the use of such losses and credits generated by a company prior to the date certain ownership changes occur. The amount of the Company’s net operating loss carryforwards that would be subject to these limitations as of December 31, 2021 were none for federal and $13,367,000 for California. The amount of the Company’s tax credits that would be subject to these limitations as of December 31, 2021 are $63,000 and $648,000 for federal and California, respectively. Due to the limitation, a significant portion of the state tax credits will expire regardless of whether the Company generates future taxable income. As such, the Company has recorded the future benefit of these tax credits on the books at the value which is more likely than not to be realized. These tax loss and tax credit carryforwards expire at various dates beginning in 2019.
The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, including the tax attribute carryforwards acquired as part of past mergers.
Disclosure of unrecognized tax benefits at December 31, 2021 and 2020 were not considered significant for disclosure purposes. Management does not expect the unrecognized tax benefit will materially change in the next 12 months. During the years ended December 31, 2021 and December 31, 2020 the Company did not recognize and significant amounts related to interest and penalties associated with taxes. The Company files income tax returns in the U.S. federal jurisdiction, and California. With few exceptions, the Company is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years before 2014 and 2017, respectively.

Note 20 – Earnings per Share
Earnings per share have been computed based on the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net income	$117,655	$64,814	$92,072
Average number of common shares outstanding	29,721	29,917	30,478
Effect of dilutive stock options and restricted stock	161	111	167
Average number of common shares outstanding used to calculate diluted earnings per share	29,882	30,028	30,645
Options excluded from diluted earnings per share because the effect of these options was antidilutive	—	—	—

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

	Year Ended December 31,
(in thousands)	2021	2020	2019
Unrealized holding gains (losses) on available for sale securities before reclassifications	$(19,575)	$15,803	$24,471
Amounts reclassified out of accumulated other comprehensive income:
Realized gains on debt securities	—	(7)	(110)
Total amounts reclassified out of accumulated other comprehensive income	—	(7)	(110)
Unrealized holding gains (losses) on available for sale securities after reclassifications	(19,575)	15,796	24,361
Tax effect	5,787	(4,670)	(7,202)
Unrealized holding gains (losses) on available for sale securities, net of tax	(13,788)	11,126	17,159
Change in unfunded status of the supplemental retirement plans before reclassifications	3,497	645	(6,745)
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(58)	(55)	(54)
Amortization of actuarial losses	254	9,309	408
Total amounts reclassified out of accumulated other comprehensive income	196	9,254	354
Change in unfunded status of the supplemental retirement plans after reclassifications	3,693	9,899	(6,391)
Tax effect	(1,091)	(2,927)	1,889
Change in unfunded status of the supplemental retirement plans, net of tax	2,602	6,972	(4,502)
Change in joint beneficiary agreement liability before reclassifications	(113)	(596)	—
Tax effect	—	—	—
Change in unfunded status of the supplemental retirement plans, net of tax	(113)	(596)	—
Total other comprehensive income (loss)	$(11,299)	$17,502	$12,657

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Net unrealized gain (loss) on available for sale securities	$(392)	$19,183
Tax effect	116	(5,671)
Unrealized holding (gain) loss on available for sale securities, net of tax	(276)	13,512
Unfunded status of the supplemental retirement plans	2,399	(1,294)
Tax effect	(709)	382
Unfunded status of the supplemental retirement plans, net of tax	1,690	(912)
Joint beneficiary agreement liability, net of tax	(433)	(320)
Accumulated other comprehensive income	$981	$12,280

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

	Year Ended December 31,
(in thousands)	2021	2020	2019
401(k) Plan benefits expense	$1,211	$1,139	$1,119
401(k) Plan contributions made by the Company	$1,121	$202	$1,003
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

	Year Ended December 31,
(in thousands)	2021	2020	2019
ESOP benefits expense	$1,888	$2,400	$2,500
ESOP contributions made by the Company	$878	$1,951	$1,875
Deferred Compensation Plans
The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of certain of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $5,945,000 and $6,043,000 at December 31, 2021 and 2020, respectively. Earnings credits on deferred balances included in non-interest expense are included in the following table:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Deferred compensation earnings credits included in non-interest expense	$176	$212	$363
Supplemental Retirement Plans
The Company has supplemental retirement plans for certain directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the supplemental retirement obligations were $117,857,000 and $118,870,000 at December 31, 2021 and 2020, respectively.
The Company recorded in other liabilities the additional (funded) unfunded status of the supplemental retirement plans of $(2,399,000) and $1,294,000 related to the supplemental retirement plans as of December 31, 2021 and 2020, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities.

At December 31, 2021 and 2020, the additional unfunded status of the supplemental retirement plans of $(2,399,000) and $1,294,000 were offset by a reduction of shareholders’ equity accumulated other comprehensive loss of $(1,690,000) and $912,000, respectively, representing the after-tax impact of the additional unfunded status of the supplemental retirement plans, and the related deferred tax asset of $(709,000) and $382,000, respectively. Amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company’s defined benefit pension plans are presented in the following table. The Company expects to recognize approximately $26,000 of the net actuarial loss reported in the following table as of December 31, 2021 as a component of net periodic benefit cost during 2021.

	December 31,
(in thousands)	2021	2020
Transition obligation	$—	$—
Prior service cost	(28)	(86)
Net actuarial loss	(2,371)	1,380
Amount included in accumulated other comprehensive income (loss)	(2,399)	1,294
Deferred tax benefit	709	(382)
Amount included in accumulated other comprehensive income (loss), net of tax	$(1,690)	$912
Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

	December 31,
(in thousands)	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$(38,000)	$(36,737)
Service cost	(913)	(2,225)
Interest cost	(898)	(1,014)
Actuarial (loss)/gain	3,580	640
Plan amendments	—	—
Benefits paid	972	1,336
Benefit obligation at end of year	$(35,259)	$(38,000)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Fair value of plan assets at end of year	$—	$—
Funded status	$(35,259)	$(38,000)
Unrecognized net obligation existing at January 1, 1986		—
Unrecognized net actuarial (loss)/gain	(2,453)	1,380
Unrecognized prior service cost	(28)	(86)
Accumulated other comprehensive income (loss)	2,481	(1,294)
Accrued benefit cost	$(35,259)	$(38,000)
Accumulated benefit obligation	$(34,015)	$(36,298)
The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net pension cost included the following components:
Service cost-benefits earned during the period	$913	$2,225	$879
Interest cost on projected benefit obligation	898	1,014	1,131
Amortization of net obligation at transition	—	1	2
Amortization of prior service cost	(58)	(55)	(54)
Recognized net actuarial loss	254	9,309	408
Net periodic pension cost	$2,007	$12,494	$2,366

The following table sets forth assumptions used in accounting for the plans:

	Year Ended December 31,
	2021	2020	2019
Discount rate used to calculate benefit obligation	2.74%	2.40%	2.82%
Discount rate used to calculate net periodic pension cost	2.40%	2.82%	3.96%
Average annual increase in executive compensation	3.25%	3.25%	3.25%
Average annual increase in director compensation	—%	—%	—%
The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

(in thousands)	Expected Benefit Payments to Participants	Estimated Company Contributions
2022	$1,118	$1,118
2023	2,208	2,208
2024	2,214	2,214
2025	2,203	2,203
2026	2,160	2,160
2027-2031	10,294	10,294
Note 23 – Related Party Transactions
Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.
The following table summarizes the activity in these loans for the periods indicated:

(in thousands)
Balance January 1, 2019	$10,121
Advances/new loans	665
Removed/payments	(3,953)
Balance December 31, 2020	6,833
Advances/new loans	2,000
Removed/payments	(2,517)
Balance December 31, 2021	$6,316
Deposits of directors, officers and other related parties to the Bank totaled $35,310,000 and $40,843,000 at December 31, 2021 and 2020, respectively.
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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at December 31, 2021	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,938	$2,938	$—	$—
Debt securities available for sale:
Obligations of U.S. government agencies	1,257,389	—	1,257,389	—
Obligations of states and political subdivisions	192,244	—	192,244	—
Corporate bonds	6,756	—	6,756	—
Asset backed securities	751,549	—	751,549	—
Loans held for sale	3,466	—	3,466	—
Mortgage servicing rights	5,874	—	—	5,874
Total assets measured at fair value	$2,220,216	$2,938	$2,211,404	$5,874

Fair value at December 31, 2020	Total	Level 1	Level 2	Level 3
Marketable equity securities	$3,025	$3,025	$—	$—
Debt securities available for sale:
Obligations of U.S. government agencies	812,374	—	812,374	—
Obligations of states and political subdivisions	129,095	—	129,095	—
Corporate bonds	2,544	—	2,544	—
Asset backed securities	470,251	—	470,251	—
Loans held for sale	6,268	—	6,268	—
Mortgage servicing rights	5,092	—	—	5,092
Total assets measured at fair value	$1,428,649	$3,025	$1,420,532	$5,092
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during 2021 or 2020.
The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2021, 2020, and 2019. Had there been any transfer into or out of Level 3 during 2021, 2020, or 2019, the amount included in the “Transfers into (out of) Level 3” column would represent the beginning balance of an item in the period (interim quarter) during which it was transferred (in thousands):

Year ended December 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2021: Mortgage servicing rights	$5,092	—	$(872)	$1,654	$5,874
2020: Mortgage servicing rights	$6,200	—	$(2,634)	$1,526	$5,092
2019: Mortgage servicing rights	$7,098	—	$(1,811)	$913	$6,200
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
The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2021 and 2020:

December 31, 2021	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$5,874	Discounted cash flow	Constant prepayment rate	187%-264%, 208%
			Discount rate	10%-14%, 12%
December 31, 2020
Mortgage Servicing Rights	$5,092	Discounted cash flow	Constant prepayment rate	240%-333%, 294%
			Discount rate	10%-14%, 12%
The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

Year ended December 31, 2021	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired loans	$3,683			$3,683	$(1,105)

Year ended December 31, 2020	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Impaired loans	$1,424	—	—	$1,424	$(1,489)
Real estate owned	979	—	—	979	155
Total assets measured at fair value	$2,403	—	—	$2,403	$(1,334)
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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2021 and 2020:

December 31, 2021	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired loans	$3,683	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful; N/A

December 31, 2020	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Impaired loans	$1,424	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	Not meaningful; N/A
Real estate owned (Residential)	$824	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful; N/A

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$57,032	$57,032	$77,253	$77,253
Cash at Federal Reserve and other banks	711,389	711,389	592,298	592,298
Level 2 inputs:
Securities held to maturity	199,759	208,140	284,563	298,726
Restricted equity securities	17,250	N/A	17,250	N/A
Level 3 inputs:
Loans, net	4,831,248	4,880,044	4,671,280	4,753,027
Financial liabilities:
Level 2 inputs:
Deposits	7,367,159	7,366,422	6,505,934	6,507,235
Other borrowings	50,087	50,087	26,914	26,914
Level 3 inputs:
Junior subordinated debt	58,079	57,173	57,635	56,632

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments (1)	$1,586,068	$15,861	$1,426,827	$14,268
Standby letters of credit (1)	21,871	219	15,056	151
Overdraft privilege commitments (1)	125,670	1,257	110,813	1,108

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

Note 25 – TriCo Bancshares Condensed Financial Statements (Parent Only)
Condensed Balance Sheets

	December 31, 2021	December 31, 2020
	(In thousands)
Assets
Cash and cash equivalents	$4,950	$13,297
Investment in Tri Counties Bank	1,047,577	967,949
Other assets	6,073	1,818
Total assets	$1,058,600	$983,064
Liabilities and shareholders’ equity
Other liabilities	$337	$315
Junior subordinated debt	58,079	57,635
Total liabilities	58,416	57,950
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 29,730,424 and 29,727,214 shares at December 31, 2021 and 2020, respectively	532,244	530,835
Retained earnings	466,959	381,999
Accumulated other comprehensive income (loss), net	981	12,280
Total shareholders’ equity	1,000,184	925,114
Total liabilities and shareholders’ equity	$1,058,600	$983,064
Condensed Statements of Income

	Year Ended December 31,
	2021	2020	2019
		(In thousands)
Net interest expense	$(2,128)	$(2,555)	$(3,272)
Administration expense	(985)	(932)	(877)
Loss before equity in net income of Tri Counties Bank	(3,113)	(3,487)	(4,149)
Equity in net income of Tri Counties Bank:
Distributed	31,571	63,419	32,669
Undistributed	88,289	3,851	62,326
Income tax benefit	908	1,031	1,226
Net income	$117,655	$64,814	$92,072

Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
		(In thousands)
Net income	$117,655	$64,814	$92,072
Other comprehensive income (loss), net of tax:
Increase (decrease) in unrealized gains on available for sale securities arising during the period	(13,788)	11,126	17,159
Change in minimum pension liability	2,602	6,972	(4,502)
Change in joint beneficiary agreement liablity	(113)	(596)	—
Other comprehensive income (loss)	(11,299)	17,502	12,657
Comprehensive income	$106,356	$82,316	$104,729
Condensed Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
		(In thousands)
Operating activities:
Net income	$117,655	$64,814	$92,072
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in earnings of Tri Counties Bank	(88,289)	(3,851)	(62,326)
Equity compensation vesting expense	2,638	2,036	1,654
Net change in other assets and liabilities	(6,427)	(1,885)	(1,580)
Net cash provided by operating activities	25,577	61,114	29,820
Investing activities: None
Financing activities:
Issuance of common stock through option exercise	144	198	9
Repurchase of common stock	(4,344)	(26,720)	(2,196)
Cash dividends paid — common	(29,724)	(26,303)	(24,999)
Net cash used for financing activities	(33,924)	(52,825)	(27,186)
Net change in cash and cash equivalents	(8,347)	8,289	2,634
Cash and cash equivalents at beginning of year	13,297	5,008	2,374
Cash and cash equivalents at end of year	$4,950	$13,297	$5,008

Note 26 – Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. These capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require that minimum amounts and ratios of total, Tier 1, and common equity Tier 1capital to risk-weighted assets, and of Tier 1 capital to average assets be maintained. Under applicable capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%, a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition, the Company and the Bank are also required to maintain a capital conservation buffer consisting of common equity Tier 1 capital above 2.5% of minimum risk based capital ratios to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The additional 2.5% buffer, where applicable, is included in the minimum ratios set forth in the table below. Management believes as of December 31, 2021 and 2020, the Company and Bank meet all capital adequacy requirements to which they are subject.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized Under Prompt Corrective Action Regulations
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Total Capital (to Risk Weighted Assets):
Consolidated	$893,294	15.42%	$608,258	10.50%	N/A	N/A
Tri Counties Bank	$884,255	15.28%	$607,610	10.50%	$578,676	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$820,654	14.17%	$492,399	8.50%	N/A	N/A
Tri Counties Bank	$811,713	14.03%	$491,875	8.50%	$462,941	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$764,319	13.19%	$405,505	7.00%	N/A	N/A
Tri Counties Bank	$811,713	14.03%	$405,073	7.00%	$376,140	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$820,654	9.88%	$332,205	4.00%	N/A	N/A
Tri Counties Bank	$811,713	9.77%	$332,196	4.00%	$415,245	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized Under Prompt Corrective Action Regulations
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total Capital (to Risk Weighted Assets):
Consolidated	$793,433	15.22%	$547,352	10.50%	N/A	N/A
Tri Counties Bank	$780,320	14.97%	$547,156	10.50%	$521,101	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$727,879	13.96%	$443,094	8.50%	N/A	N/A
Tri Counties Bank	$714,811	13.72%	$442,936	8.50%	$416,881	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$671,975	12.89%	$364,901	7.00%	N/A	N/A
Tri Counties Bank	$714,811	13.72%	$364,771	7.00%	$338,716	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$727,879	9.93%	$293,138	4.00%	N/A	N/A
Tri Counties Bank	$714,811	9.76%	$292,949	4.00%	$366,186	5.00%

Note 27 – Summary of Quarterly Results of Operations (unaudited)
The following table sets forth the results of operations for the four quarters of 2021 and 2020, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2021 Quarters Ended
(dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest and dividend income:
Loans:
Discount accretion	$1,780	$2,034	$2,566	$1,712
All other loan interest income	59,024	58,691	57,738	58,724
Total loan interest income	60,804	60,725	60,304	60,436
Debt securities, dividends and interest bearing cash at banks	10,220	8,903	8,175	7,480
Total interest income	71,024	69,628	68,479	67,916
Interest expense	1,241	1,395	1,396	1,476
Net interest income	69,783	68,233	67,083	66,440
Provision for (benefit from reversal of) credit losses	980	(1,435)	(260)	(6,060)
Net interest income after provision for credit losses	68,803	69,668	67,343	72,500
Noninterest income	16,502	15,095	15,957	16,110
Noninterest expense	46,679	45,807	44,171	41,618
Income before income taxes	38,626	38,956	39,129	46,992
Income tax expense	10,404	11,534	10,767	13,343
Net income	$28,222	$27,422	$28,362	$33,649
Per common share:
Net income (diluted)	$0.94	$0.92	$0.95	$1.13
Dividends	$0.25	$0.25	$0.25	$0.25

	2020 Quarters Ended
(dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest and dividend income:
Loans:
Discount accretion	$1,960	$1,876	$2,587	$1,748
All other loan interest income	59,055	56,163	55,822	54,510
Total loan interest income	61,015	58,039	58,409	56,258
Debt securities, dividends and interest bearing cash at banks	7,066	7,399	8,739	10,259
Total interest income	68,081	65,438	67,148	66,517
Interest expense	1,659	1,984	2,489	3,325
Net interest income	66,422	63,454	64,659	63,192
Provision for credit losses	4,850	7,649	22,244	8,070
Net interest income after provision for loan losses	61,572	55,805	42,415	55,122
Noninterest income	16,580	15,137	11,657	11,820
Noninterest expense	45,745	46,714	45,550	44,749
Income before income taxes	32,407	24,228	8,522	22,193
Income tax expense	8,750	6,622	1,092	6,072
Net income	$23,657	$17,606	$7,430	$16,121
Per common share:
Net income (diluted)	$0.79	$0.59	$0.25	$0.53
Dividends	$0.22	$0.22	$0.22	$0.22

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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in the 2013 Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2021.
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
In addition to management’s assessment, Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2021, and the Company’s effectiveness of internal control over financial reporting as of December 31, 2021, dated March 1, 2022, as stated in its report, which is included herein.

/s/ Richard P. Smith
Richard P. Smith President and Chief Executive Officer

/s/ Peter G. Wiese
Peter G. Wiese Executive Vice President and Chief Financial Officer

March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
TriCo Bancshares

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TriCo Bancshares (and subsidiaries) (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders equity, and cash flow for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”. We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Allowance for Credit Losses - Loan Risk Ratings, Reasonable and Supportable Forecasts and Qualitative Factors

As discussed in Note 1 and Note 5 to the consolidated financial statements, the Company’s allowance for credit losses for loans was $85,376,000 as of December 31, 2021, and consists of both historical credit loss experience and management’s estimates of current conditions and reasonable and supportable forecasts. The Company’s allowance for credit losses for loans is a valuation account that is deducted from the amortized cost basis of loans to present the net carrying value at the amount expected to be collected on such loans and is a material and complex estimate requiring significant management judgment in the estimation of expected lifetime losses within the loan portfolio at the balance sheet date.

We identified management’s risk rating of loans and the qualitative and environmental factors related to California’s unemployment and unemployment outlook, which are components of the reasonable and supportable forecasts, as a critical audit matter. In estimating the allowance for credit losses on loans, the Company utilizes relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company considers relevant credit quality indicators for each loan segment, stratifies loans by risk rating, and estimates losses for each loan cohort based upon their nature, historical experience, and risk profile. This process requires significant management judgment in the review of the loan portfolio and assignment of risk ratings based upon the characteristics of loans. In addition, estimation of the lifetime expected credit losses for loans require significant management judgment, particularly as it relates to forward-looking information through the use of environment factors applied over the forecasted life of the loans. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses on loans, including controls over the review of loans and assignment of risk ratings, and evaluation of the environmental and forecast factors.

•Evaluating the appropriateness of the Company’s loan risk ratings and testing a risk-based targeted selection of loans to obtain substantive evidence that the Company is appropriately rating these loans in accordance with its policies, and that the risk ratings for the loans are reasonable.

•Evaluating the reasonableness and appropriateness of the estimated California unemployment factor and the estimated unemployment outlook forecast factor utilized by management in forming the environmental factor by comparing forecasts to relevant external data, including historical trends.

•Testing the mathematical accuracy and computation of the allowance for credit losses for loans by re-performing or independently calculating significant elements of the allowance and utilizing relevant source documents, including the completeness and accuracy of the data used in the calculation.

/s/ Moss Adams LLP

Sacramento, California
March 1, 2022

We have served as the Company’s auditor since 2018.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2021, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.
(b) Management’s Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm
Management’s report on internal control over financial reporting is set forth on page 101 of this report and is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in its report, which is set forth on pages 102 and 103 of this report and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2021 was so disclosed.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2022 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2022 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2022 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2022 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2022 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.

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

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2022		TRICO BANCSHARES

	By:	/s/ Richard P. Smith
Richard P. Smith, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 1, 2022	/s/ Richard P. Smith
Richard P. Smith, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 1, 2022	/s/ Peter G. Wiese
Peter G. Wiese, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 1, 2022	/s/ Donald J. Amaral
Donald J. Amaral, Director

Date: March 1, 2022	/s/ Craig S. Compton
Craig S. Compton, Director

Date: March 1, 2022	/s/ L. Gage Chrysler
L. Gage Chrysler, Director

Date: March 1, 2022	/s/ Kirsten E. Garen
Kirsten E. Garen, Director

Date: March 1, 2022	/s/ Cory W. Giese
Cory W. Giese, Independent Lead Director

Date: March 1, 2022	/s/ John S.A. Hasbrook
John S.A. Hasbrook, Director

Date: March 1, 2022	/s/ Margaret L. Kane
Margaret L. Kane, Director

Date: March 1, 2022	/s/ Michael W. Koehnen
Michael W. Koehnen, Director

Date: March 1, 2022	/s/ Martin A. Mariani
Martin A. Mariani, Director

Date: March 1, 2022	/s/ Thomas C. McGraw
Thomas C. McGraw, Director

Date: March 1, 2022	/s/ Kimberley H. Vogel
Kimberley H. Vogel, Director

Date: March 1, 2022	/s/ Jon Y. Nakamura
Jon Y. Nakamura, Director

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of January 21, 2014 by and between TriCo Bancshares and North Valley Bancorp (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed on January 21, 2014).
2.2	Agreement and Plan of Reorganization dated as of December 11, 2017, by and between TriCo Bancshares and FNB Bancorp (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed on December 11, 2017).
2.3
Agreement and Plan of Merger and Reorganization dated as of July 27, 2021, by and between TriCo Bancshares and Valley Republic Bancorp (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed on July 27, 2021).

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
10.1*
Form of Change of Control Agreement among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, John Fleshood, and Peter Wiese (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on April 14, 2021).

10.2*	TriCo’s 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).
10.3*
Amended and Restated Employment Agreement between TriCo, Tri Counties Savings Bank and Richard Smith dated as of April 12, 2021 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 13, 2021).

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