Form 10-Q
period 2022-03-31
TRICO BANCSHARES /
filed 2022-05-10
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: March 31, 2022

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
Common stock, no par value: 33,630,830 shares outstanding as of May 5, 2022.

TriCo Bancshares
FORM 10-Q

GLOSSARY OF ACRONYMS AND TERMS

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
CARES	Coronavirus Aid, Relief and Economic Security Act
CDs	Certificates of Deposit
CDI	Core Deposit Intangible
CECL	Current Expected Credit Loss
COVID-19	Coronavirus Disease
CRE	Commercial Real Estate
DFPI	State Department of Financial Protection and Innovation
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Board
FTE	Fully taxable equivalent
GAAP	Generally Accepted Accounting Principles (United States of America)
HELOC	Home equity line of credit
HTM	Held-to-Maturity
NPA	Nonperforming assets
OCI	Other Comprehensive Income
PCD	Purchase Credit Deteriorated
PPP	Paycheck Protection Program
ROUA	Right-of-Use Asset
RSU	Restricted Stock Unit
SBA	Small Business Administration
SERP	Supplemental Executive Retirement Plan
SFR	Single Family Residence
TDR	Troubled Debt Restructuring
VRB	Valley Republic Bancorp
XBRL	eXtensible Business Reporting Language

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	March 31, 2022	December 31, 2021
Assets:
Cash and due from banks	$49,705	$57,032
Cash at Federal Reserve and other banks	985,978	711,389
Cash and cash equivalents	1,035,683	768,421
Investment securities:
Marketable equity securities	2,801	2,938
Available for sale debt securities, net of allowance for credit losses of $—	2,362,907	2,207,938
Held to maturity debt securities, net of allowance for credit losses of $—	186,748	199,759
Restricted equity securities	17,250	17,250
Loans held for sale	1,030	3,466
Loans	5,851,975	4,916,624
Allowance for credit losses	(96,049)	(85,376)
Total loans, net	5,755,926	4,831,248
Premises and equipment, net	73,692	78,687
Cash value of life insurance	132,104	117,857
Accrued interest receivable	22,769	19,292
Goodwill	307,942	220,872
Other intangible assets, net	21,776	12,369
Operating leases, right-of-use	28,404	25,665
Other assets	169,296	109,025
Total assets	$10,118,328	$8,614,787
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$3,583,269	$2,979,882
Interest-bearing	5,131,208	4,387,277
Total deposits	8,714,477	7,367,159
Accrued interest payable	653	928
Operating lease liability	30,500	26,280
Other liabilities	126,348	112,070
Other borrowings	36,184	50,087
Junior subordinated debt	100,984	58,079
Total liabilities	9,009,146	7,614,603
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, no par value: 50,000,000 shares authorized; 33,837,935 and 29,730,424 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	706,672	532,244
Retained earnings	479,868	466,959
Accumulated other comprehensive (loss) income, net of tax	(77,358)	981
Total shareholders’ equity	1,109,182	1,000,184
Total liabilities and shareholders’ equity	$10,118,328	$8,614,787
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended March 31,
	2022	2021
Interest and dividend income:
Loans, including fees	$57,745	$60,436
Investments:
Taxable securities	9,962	6,177
Tax exempt securities	942	923
Dividends	261	217
Interest bearing cash at Federal Reserve and other banks	285	163
Total interest and dividend income	69,195	67,916
Interest expense:
Deposits	678	937
Other borrowings	5	4
Junior subordinated debt	588	535
Total interest expense	1,271	1,476
Net interest income	67,924	66,440
Provision for (reversal of) credit losses	8,330	(6,060)
Net interest income after credit loss provision (reversal)	59,594	72,500
Non-interest income:
Service charges and fees	11,696	10,476
Gain on sale of loans	1,246	3,247
Gain on sale of investment securities	—	—
Asset management and commission income	887	834
Increase in cash value of life insurance	638	673
Other	629	880
Total non-interest income	15,096	16,110
Non-interest expense:
Salaries and related benefits	28,597	25,330
Other	17,850	16,288
Total non-interest expense	46,447	41,618
Income before provision for income taxes	28,243	46,992
Provision for income taxes	7,869	13,343
Net income	$20,374	$33,649
Per share data:
Basic earnings per share	$0.68	$1.13
Diluted earnings per share	$0.67	$1.13
Dividends per share	$0.25	$0.25

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands; unaudited)

	Three months ended March 31,
	2022	2021
Net income	$20,374	$33,649
Other comprehensive loss, net of tax:
Unrealized losses on available for sale securities arising during the period	(78,397)	(8,690)
Change in minimum pension liability	58	—
Change in joint beneficiary agreements	—	(629)
Other comprehensive loss	(78,339)	(9,319)
Comprehensive income (loss)	$(57,965)	$24,330
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	29,727,214	$530,835	$381,999	$12,280	$925,114
Net income			33,649		33,649
Other comprehensive income				(9,319)	(9,319)
Stock options exercised	—	—			—
RSU vesting		352			352
PSU vesting		185			185
RSUs released	201				—
PSUs released					—
Repurchase of common stock	(293)	(5)	(5)		(10)
Dividends paid ($0.25 per share)			(7,432)		(7,432)
Three months ended March 31, 2021	29,727,122	$531,367	$408,211	$2,961	$942,539

Balance at January 1, 2022	29,730,424	$532,244	$466,959	$981	$1,000,184
Net income			20,374		20,374
Other comprehensive loss				(78,339)	(78,339)
Stock options exercised	3,325	55			55
RSU vesting		565			565
PSU vesting		247			247
RSUs released					—
PSUs released					—
Issuance of common stock	4,105,518	173,585			173,585
Repurchase of common stock	(1,332)	(24)	(32)		(56)
Dividends paid ($0.25 per share)			(7,433)		(7,433)
Three months ended March 31, 2022	33,837,935	$706,672	$479,868	$(77,358)	$1,109,182

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the three months ended March 31,
	2022	2021
Operating activities:
Net income	$20,374	$33,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	1,409	1,698
Amortization of intangible assets	1,228	1,431
Provision for (reversal of) credit losses	8,330	(6,060)
Amortization of investment securities premium, net	5,618	1,186
Gain on sale of investment securities	—	—
Originations of loans for resale	(30,187)	(65,970)
Proceeds from sale of loans originated for resale	33,509	70,987
Gain on sale of loans	(1,246)	(3,247)
Change in market value of mortgage servicing rights	(274)	(12)
Provision for losses on foreclosed assets	—	9
Gain on sale of foreclosed assets	—	(51)
Operating lease expense payments	(1,292)	(1,204)
Gain on disposal of fixed assets	(1,078)	—
Increase in cash value of life insurance	(638)	(673)
Loss on marketable equity securities	137	53
Equity compensation vesting expense	812	537
Change in:
Interest receivable	(83)	562
Interest payable	(801)	(392)
Amortization of operating lease ROUA	1,374	1,317
Other assets and liabilities, net	(2,347)	7,376
Net cash from operating activities	34,845	41,196
Investing activities:
Proceeds from maturities of securities available for sale	85,298	91,813
Proceeds from maturities of securities held to maturity	12,894	23,850
Purchases of securities available for sale	(247,354)	(372,917)
Loan origination and principal collections, net	(161,865)	(102,230)
Loans purchased	—	(101,466)
Proceeds from sale of other real estate owned	—	577
Proceeds from sale of premises and equipment	6,689	—
Purchases of premises and equipment	(631)	(188)
Cash acquired from VRB, net of cash consideration paid	426,883	—
Net cash from (used by) investing activities	121,914	(460,561)
Financing activities:
Net change in deposits	131,839	357,466
Net change in other borrowings	(13,903)	9,312
Repurchase of common stock, net of option exercises	—	(10)
Dividends paid	(7,433)	(7,432)
Net cash from financing activities	110,503	359,336
Net change in cash and cash equivalents	267,262	(60,029)
Cash and cash equivalents, beginning of period	768,421	669,551
Cash and cash equivalents, end of period	$1,035,683	$609,522

Supplemental disclosure of noncash activities:
Unrealized loss on securities available for sale	$(111,302)	$(12,337)
Loans transferred to held-for-sale	12,044	—
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	55	2
Obligations incurred in conjunction with leased assets	521	1,308
Loans transferred to foreclosed assets	313	—
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	1,546	1,868
Cash paid for income taxes	—	—

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
The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by the Company and three acquired with the acquisition of North Valley Bancorp. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,748,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. See the footnote 'Junior Subordinated Debt' for additional information on borrowings outstanding.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). The Company believes that the disclosures made are adequate to make the information not misleading.
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
Allowance for Credit Losses - Securities
The Company measures expected credit losses on HTM debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on HTM debt securities totaled was considered insignificant at March 31, 2022 and is therefore excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current condition and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption.

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
The Company evaluates AFS debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the three month periods ended March 31, 2022 and 2021, respectively.
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
Allowance for Credit Losses - Loans
The ACL is a valuation account that is deducted from the loan's amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the recorded loan balance is confirmed as uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Regardless of the determination that a charge-off is appropriate for financial accounting purposes, the Company manages its loan portfolio by continually monitoring, where possible, a borrower's ability to pay through the collection of financial information, delinquency status, borrower discussion and the encouragement to repay in accordance with the original contract or modified terms, if appropriate.
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
A loan is considered to be collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral. The ACL on collateral dependent loans is measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable, less the amortized cost basis of the financial asset. If the value of underlying collateral is determined to be less than the recorded amount of the loan, a charge-off will be taken. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. The ACL on a TDR is measured using the same method as all other portfolio loans, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the ACL is determined by discounting the expected future cash flows at the original interest rate of the loan.
PCD assets are assets acquired at a discount that is due, in part, to credit quality deterioration since origination. PCD assets are accounted for in accordance with ASC 326-20 and are initially recorded at fair value, by taking the sum of the present value of expected future cash flows and an allowance for credit losses, at acquisition. The allowance for credit losses for PCD assets is recorded through a gross-up of reserves on the balance sheet, while the allowance for acquired non-PCD assets, such as loans, is recorded through the provision for credit losses on the income statement, consistent with originated loans. Subsequent to acquisition, the allowance for credit losses for PCD loans will generally follow the same forward-looking estimation, provision, and charge-off process as non-PCD acquired and originated loans.

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
Accounting Standards Pending Adoption
FASB issued ASU 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU addresses feedback received from adopters of CECL, specifically regarding accounting guidance for TDRs and disclosures of gross write-offs by year of loan origination. Accounting guidance for TDRs by creditors will be eliminated under this amendment, while also enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Amendments in this ASU are effective for the Company beginning after December 31, 2022, with early adoption permitted. Management is evaluating the extent to which this will impact the consolidated financial statements.
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
Note 2 - Business Combinations
On March 25, 2022, the Company completed its acquisition of Valley Republic Bancorp, including the merger of Valley Republic Bank into Tri Counties Bank, with Tri Counties Bank as the surviving entity, in accordance with the terms of the merger agreement dated as of July 27, 2021. The cash and stock transaction was valued at approximately $174.0 million in aggregate, based on TriCo's closing stock price of $42.48 on March 25, 2022. Under the terms of the merger agreement, the Company issued approximately 4.1 million shares, in addition to approximately $431,000 in cash paid out for settlement of stock option awards at VRB.

VRB was headquartered in Bakersfield, California, and had four branch locations in and around Bakersfield, which all now operate as branches for Tri Counties Bank, and a loan production office in Fresno, California. The Company anticipates that Tri Counties Bank's previously existing Bakersfield branch and the VRB loan production office in Fresno will be consolidated, subject to regulatory approval, into the overlapping locations in the near future.

The acquisition of VRB has been accounted for as a business combination. We recorded the fair values based on the valuations available as of reporting date. In accordance with business combination accounting guidance, we will continue to evaluate these fair values for up to one year following the merger date of March 25, 2022. While management believes the information available and presented below provide a reasonable basis for estimating fair value, we may obtain additional information and evidence during the measurement period that could result in changes to the estimated fair value amounts. Valuations subject to change include, but are not limited to, loans and leases, deposits, deferred tax items, and certain other assets and liabilities.

The following table summarizes the consideration paid for VRB and the amounts of assets acquired and liabilities assumed that were recorded at the acquisition date (in thousands):

Valley Republic Bancorp March 25, 2022
Fair value of consideration transferred:
Fair value of shares issued	$173,585
Cash consideration	431
Total fair value of consideration transferred	174,016
Assets acquired:
Cash and cash equivalents	427,314
Securities available for sale	109,716
Loans and leases	771,353
Premises and equipment	4,658
Cash value of life insurance	13,609
Core deposit intangible	10,635
Other assets	26,244
Total assets acquired	1,363,529
Liabilities assumed:
Deposits	(1,215,479)
Subordinated debt	(47,236)
SERP liability	(3,352)
Other liabilities	(10,516)
Total liabilities assumed	(1,276,583)
Total net assets acquired	86,946
Goodwill recognized	$87,070
Note 3 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	March 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,789,218	$578	$(99,052)	$—	$1,690,744
Obligations of states and political subdivisions	276,042	2,557	(11,404)	—	267,195
Corporate bonds	7,652	29	(65)	—	7,616
Asset backed securities	401,689	508	(4,845)	—	397,352
Total debt securities available for sale	$2,474,601	$3,672	$(115,366)	$—	$2,362,907

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$180,289	$222	$(3,070)	$—	$177,441
Obligations of states and political subdivisions	6,459	70	—	—	6,529
Total debt securities held to maturity	$186,748	$292	$(3,070)	$—	$183,970

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,260,226	$8,193	$(11,030)	$—	$1,257,389
Obligations of states and political subdivisions	187,197	5,832	(785)	—	192,244
Corporate bonds	6,722	34	—	—	6,756
Asset backed securities	754,185	2,354	(4,990)	—	751,549
Total debt securities available for sale	$2,208,330	$16,413	$(16,805)	$—	$2,207,938
Debt Securities Held to Maturity
Obligations of U.S. government agencies	192,068	8,131	—	$—	200,199
Obligations of states and political subdivisions	7,691	250	—	—	7,941
Total debt securities held to maturity	$199,759	$8,381	$—	$—	$208,140
There were no sales of investment securities during the three months ended March 31, 2022 and 2021, respectively. Investment securities with an aggregate carrying value of $475,674,000 and $423,892,000 at March 31, 2022 and December 31, 2021, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at March 31, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2022, obligations of U.S. government corporations and agencies with a cost basis totaling $1,404,095,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At March 31, 2022, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.28 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.
As of March 31, 2022, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$14,060	$13,955	$—	$—
Due after one year through five years	124,473	120,609	1,693	1,717
Due after five years through ten years	376,294	370,606	14,559	14,431
Due after ten years	1,959,774	1,857,737	170,496	167,822
Totals	$2,474,601	$2,362,907	$186,748	$183,970
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

March 31, 2022:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,385,647	$(79,940)	$220,899	$(19,112)	$1,606,546	$(99,052)
Obligations of states and political subdivisions	106,944	(10,040)	9,045	(1,364)	115,989	(11,404)
Corporate bonds	4,112	(65)	—	—	4,112	(65)
Asset backed securities	212,168	(2,544)	107,603	(2,301)	319,771	(4,845)
Total debt securities available for sale	$1,708,871	$(92,589)	$337,547	$(22,777)	$2,046,418	$(115,366)

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$147,078	$(3,070)	$—	$—	$147,078	$(3,070)

December 31, 2021:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$947,108	$(9,737)	$44,086	$(1,293)	$991,194	$(11,030)
Obligations of states and political subdivisions	56,153	(785)	—	—	56,153	(785)
Asset backed securities	389,837	(4,118)	109,748	(872)	499,585	(4,990)
Total debt securities available for sale	$1,393,098	$(14,640)	$153,834	$(2,165)	$1,546,932	$(16,805)
Obligations of U.S. government agencies: The unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases and illiquidity. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded. At March 31, 2022, 199 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of 5.50% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of March 31, 2022. At March 31, 2022, 79 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 8.95% from the Company’s amortized cost basis.
Corporate bonds: The unrealized losses on investments in corporate bonds were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of March 31, 2022. At March 31, 2022, 3 debt securities representing corporate bonds had unrealized losses with aggregate depreciation of 1.56% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors for these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through March 31, 2022 has not experienced any deterioration in credit rating. At March 31, 2022, 29 asset backed securities had unrealized losses with aggregate depreciation of 1.49% from the Company’s amortized cost basis. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of March 31, 2022.
The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	March 31, 2022		December 31, 2021
	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
	(In thousands)		(In thousands)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$180,290	$—	$192,068	$—
Obligations of states and political subdivisions	6,458	—	7,691	—
Total debt securities held to maturity	$186,748	$—	$199,759	$—

Note 4 – Loans
A summary of loan balances follows:

(in thousands)	March 31, 2022	December 31, 2021
Commercial real estate:
CRE non-owner occupied	$1,891,022	$1,603,141
CRE owner occupied	851,434	706,307
Multifamily	839,918	823,500
Farmland	250,600	173,106
Total commercial real estate loans	3,832,974	3,306,054
Consumer:
SFR 1-4 1st DT liens	711,389	666,960
SFR HELOCs and junior liens	362,501	337,513
Other	62,822	67,078
Total consumer loans	1,136,712	1,071,551
Commercial and industrial	500,882	259,355
Construction	303,960	222,281
Agriculture production	69,339	50,811
Leases	8,108	6,572
Total loans, net of deferred loan fees and discounts	$5,851,975	$4,916,624
Total principal balance of loans owed, net of charge-offs	$5,900,663	$4,946,653
Unamortized net deferred loan fees	(13,780)	(13,922)
Discounts to principal balance of loans owed, net of charge-offs	(34,908)	(16,107)
Total loans, net of unamortized deferred loan fees and discounts	$5,851,975	$4,916,624
Allowance for credit losses on loans	$(96,049)	$(85,376)

In March 2020 (Round 1) and subsequently in December 2020 (Round 2), the Small Business Administration ("SBA") Paycheck
Protection Program ("PPP") was created to help small businesses keep workers employed during the COVID-19 crisis. Tri Counties
Bank, through its online portal, facilitated the ability for borrowers to open a new deposit account and submit PPP applications during the entirety of the Programs. The SBA ended PPP and did not accept new borrowing applications, effective May 31, 2021. PPP loan balances included in commercial and industrial loan totals above were $56,605,000 and $61,147,000, net of approximately $1,190,000 and $2,164,000 in deferred fee income as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, the Company recognized $974,000 in fees on PPP loans as compared with $3,482,000 and $4,978,000 for the three months ended December 31, 2021 and March 31, 2021, respectively. Based on the payment guarantee provided by the SBA as well as the expected short-term duration of the PPP loans acquired from VRB, the fair value of these loans approximates the principal balance outstanding as of the merger date, and therefore, no purchase discount was recorded.

Note 5 – Allowance for Credit Losses
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Three months ended March 31, 2022
(in thousands)	Beginning Balance	ACL on PCD Loans	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$25,739	$746	$—	$—	$1,570	$28,055
CRE owner occupied	10,691	63	—	—	1,317	12,071
Multifamily	12,395	—	—	—	(408)	11,987
Farmland	2,315	764	(294)	—	94	2,879
Total commercial real estate loans	51,140	1,573	(294)	—	2,573	54,992
Consumer:
SFR 1-4 1st DT liens	10,723	144	—	40	(238)	10,669
SFR HELOCs and junior liens	10,510	—	—	175	158	10,843
Other	2,241	—	(119)	71	(26)	2,167
Total consumer loans	23,474	144	(119)	286	(106)	23,679
Commercial and industrial	3,862	81	(330)	887	4,542	9,042
Construction	5,667	201	—	—	1,569	7,437
Agriculture production	1,215	38	—	1	(371)	883
Leases	18	—	—	—	(2)	16
Allowance for credit losses on loans	$85,376	$2,037	$(743)	$1,174	$8,205	$96,049
Reserve for unfunded commitments	3,790	—	—	—	125	3,915
Total	$89,166	$2,037	$(743)	$1,174	$8,330	$99,964

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
Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using the same methodology as other loans and leases held-for-investment. The following table provides a summary of loans and leases purchased as part of the VRB acquisition with credit deterioration at acquisition:

	As of March 25, 2022
(in thousands)	Commercial Real Estate	Consumer	Commercial and Industrial	Construction	Agriculture Production	Total
Par value	$27,237	$3,877	$2,674	$25,645	$9,080	$68,513
ACL at acquisition	(1,573)	(144)	(81)	(201)	(38)	(2,037)
Non-credit discount	(2,305)	(360)	(47)	(232)	(12)	(2,956)
Purchase price	$23,359	$3,373	$2,546	$25,212	$9,030	$63,520

For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Year ended December 31, 2021
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$29,380	$—	$12	$(3,653)	$25,739
CRE owner occupied	10,861	(18)	794	(946)	10,691
Multifamily	11,472	—	—	923	12,395
Farmland	1,980	(126)	—	461	2,315
Total commercial real estate loans	53,693	(144)	806	(3,215)	51,140
Consumer:
SFR 1-4 1st DT liens	10,117	(145)	13	738	10,723
SFR HELOCs and junior liens	11,771	(29)	1,127	(2,359)	10,510
Other	3,260	(577)	361	(803)	2,241
Total consumer loans	25,148	(751)	1,501	(2,424)	23,474
Commercial and industrial	4,252	(1,470)	755	325	3,862
Construction	7,540	(27)	—	(1,846)	5,667
Agriculture production	1,209	—	24	(18)	1,215
Leases	5	—	—	13	18
Allowance for credit losses on loans	$91,847	$(2,392)	$3,086	$(7,165)	$85,376
Reserve for unfunded commitments	3,400	—	—	390	3,790
Total	$95,247	$(2,392)	$3,086	$(6,775)	$89,166

	Allowance for credit losses – Three months ended March 31, 2021
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial real estate:
CRE non-owner occupied	$29,380	$—	$2	$(2,948)	$26,434
CRE owner occupied	10,861	—	1	(988)	9,874
Multifamily	11,472	—	—	899	12,371
Farmland	1,980	—	—	(256)	1,724
Total commercial real estate loans	53,693	—	3	(3,293)	50,403
Consumer:
SFR 1-4 1st DT liens	10,117	—	10	538	10,665
SFR HELOCs and junior liens	11,771	—	285	(977)	11,079
Other	3,260	(193)	106	(313)	2,860
Total consumer loans	25,148	(193)	401	(752)	24,604
Commercial and industrial	4,252	(33)	136	109	4,464
Construction	7,540	—	—	(2,064)	5,476
Agriculture production	1,209	—	20	(241)	988
Leases	5	—	—	1	6
Allowance for credit losses on loans	$91,847	$(226)	$560	$(6,240)	$85,941
Reserve for unfunded commitments	3,400	—	—	180	3,580
Total	$95,247	$(226)	$560	$(6,060)	$89,521

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$80,551	$325,092	$147,713	$238,512	$165,707	$812,548	$76,874	$—	$1,846,997
Special Mention	—	—	—	8,349	396	24,786	1,733	—	35,264
Substandard	—	1,237	1,006	—	1,087	5,431	—	—	8,761
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$80,551	$326,329	$148,719	$246,861	$167,190	$842,765	$78,607	$—	$1,891,022

Commercial real estate:
CRE owner occupied risk ratings
Pass	$49,344	$180,823	$134,430	$74,908	$54,344	$296,260	$30,655	$—	$820,764
Special Mention	—	14,728	240	—	289	8,272	—	—	23,529
Substandard	—	—	—	—	1,195	4,954	992	—	7,141
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$49,344	$195,551	$134,670	$74,908	$55,828	$309,486	$31,647	$—	$851,434

	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
Multifamily risk ratings
Pass	$33,046	$292,678	$102,708	$71,759	$108,383	$201,858	$29,338	$—	$839,770
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	148	—	—	148
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily loans	$33,046	$292,678	$102,708	$71,759	$108,383	$202,006	$29,338	$—	$839,918

Commercial real estate:
Farmland risk ratings
Pass	$11,578	$59,288	$19,659	$26,042	$15,887	$45,231	$48,739	$—	$226,424
Special Mention	—	—	—	—	—	—	9,081	—	9,081
Substandard	—	—	—	2,263	2,137	9,798	897	—	15,095
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$11,578	$59,288	$19,659	$28,305	$18,024	$55,029	$58,717	$—	$250,600

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$43,212	$278,719	$147,268	$38,680	$33,975	$138,236	$11,886	$3,294	$695,270
Special Mention	—	—	—	285	3,332	5,576	—	429	9,622
Substandard	—	—	—	—	1,069	5,020	—	408	6,497
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$43,212	$278,719	$147,268	$38,965	$38,376	$148,832	$11,886	$4,131	$711,389

Consumer loans:
SFR HELOCs and Junior Liens
Pass	$12,803	$—	$—	$—	$—	$170	$331,450	$9,392	$353,815
Special Mention	—	—	—	—	—	51	3,547	585	4,183
Substandard	—	—	—	—	—	—	3,803	700	4,503
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$12,803	$—	$—	$—	$—	$221	$338,800	$10,677	$362,501

Consumer loans:
Other risk ratings
Pass	$4,341	$17,317	$14,321	$15,221	$7,214	$2,771	$544	$—	$61,729
Special Mention	—	—	106	177	179	170	63	—	695
Substandard	—	—	53	92	93	146	14	—	398
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$4,341	$17,317	$14,480	$15,490	$7,486	$3,087	$621	$—	$62,822

	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$64,688	$144,121	$39,381	$33,231	$11,485	$14,428	$185,117	$776	$493,227
Special Mention	—	98	2,222	2,010	131	84	296	—	4,841
Substandard	—	—	—	135	65	1,623	851	140	2,814
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$64,688	$144,219	$41,603	$35,376	$11,681	$16,135	$186,264	$916	$500,882

Construction loans:
Construction risk ratings
Pass	$7,207	$86,235	$98,971	$72,182	$3,727	$9,430	$—	$—	$277,752
Special Mention	—	—	—	11,795	13,850	—	—	—	25,645
Substandard	—	222	106	85	—	150	—	—	563
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$7,207	$86,457	$99,077	$84,062	$17,577	$9,580	$—	$—	$303,960

Agriculture production loans:
Agriculture production risk ratings
Pass	$60	$4,443	$1,651	$1,787	$3,815	$1,589	$44,825	$—	$58,170
Special Mention	—	—	1,805	—	137	36	5,846	—	7,824
Substandard	—	—	—	—	—	—	3,345	—	3,345
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$60	$4,443	$3,456	$1,787	$3,952	$1,625	$54,016	$—	$69,339

Leases:
Lease risk ratings
Pass	$8,108	$—	$—	$—	$—	$—	$—	$—	$8,108
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$8,108	$—	$—	$—	$—	$—	$—	$—	$8,108

Total loans outstanding:
Risk ratings
Pass	$314,938	$1,388,716	$706,102	$572,322	$404,537	$1,522,521	$759,428	$13,462	$5,682,026
Special Mention	—	14,826	4,373	22,616	18,314	38,975	20,566	1,014	120,684
Substandard	—	1,459	1,165	2,575	5,646	27,270	9,902	1,248	49,265
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$314,938	$1,405,001	$711,640	$597,513	$428,497	$1,588,766	$789,896	$15,724	$5,851,975

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2021
(in thousands)	2021	2020	2019	2018	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$275,305	$127,299	$199,764	$133,046	$224,581	$543,430	$49,899	$—	$1,553,324
Special Mention	—	—	8,386	399	4,390	20,612	1,732	—	35,519
Substandard	—	—	—	1,382	739	12,177	—	—	14,298
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$275,305	$127,299	$208,150	$134,827	$229,710	$576,219	$51,631	$—	$1,603,141

Commercial real estate:
CRE owner occupied risk ratings
Pass	$178,092	$104,571	$63,979	$48,721	$55,399	$203,431	$22,745	$—	$676,938
Special Mention	15,515	—	—	289	2,964	3,833	—	—	22,601
Substandard	—	—	858	1,214	455	4,241	—	—	6,768
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$193,607	$104,571	$64,837	$50,224	$58,818	$211,505	$22,745	$—	$706,307

Commercial real estate:
Multifamily risk ratings
Pass	$278,942	$100,752	$71,822	$109,374	$85,932	$146,984	$25,236	$—	$819,042
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	4,305	—	—	153	—	—	4,458
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily loans	$278,942	$100,752	$76,127	$109,374	$85,932	$147,137	$25,236	$—	$823,500

Commercial real estate:
Farmland risk ratings
Pass	$43,601	$17,399	$20,223	$15,119	$9,129	$18,455	$37,612	$—	$161,538
Special Mention	—	—	—	—	1,197	2,519	1,491	—	5,207
Substandard	—	—	2,895	—	578	1,371	1,517	—	6,361
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$43,601	$17,399	$23,118	$15,119	$10,904	$22,345	$40,620	$—	$173,106

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$268,743	$159,860	$40,661	$30,880	$36,197	$113,519	$—	$3,527	$653,387
Special Mention	—	—	286	3,282	416	1,476	—	383	5,843
Substandard	1,103	—	—	1,089	256	4,758	—	524	7,730
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$269,846	$159,860	$40,947	$35,251	$36,869	$119,753	$—	$4,434	$666,960

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2021
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
SFR HELOCs and Junior Liens
Pass	$494	$—	$—	$—	$—	$185	$317,381	$9,675	$327,735
Special Mention	—	—	—	—	—	53	3,655	832	4,540
Substandard	—	—	—	—	—	2	4,164	1,072	5,238
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$494	$—	$—	$—	$—	$240	$325,200	$11,579	$337,513

Consumer loans:
Other risk ratings
Pass	$20,920	$15,939	$17,316	$8,016	$2,137	$1,079	$612	$—	$66,019
Special Mention	—	46	157	233	98	51	69	—	654
Substandard	—	53	96	94	67	85	10	—	405
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$20,920	$16,038	$17,569	$8,343	$2,302	$1,215	$691	$—	$67,078

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$92,972	$17,933	$27,335	$11,335	$6,355	$6,774	$89,358	$860	$252,922
Special Mention	—	2,417	69	152	71	80	116	—	2,905
Substandard	—	—	146	152	804	414	1,832	180	3,528
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$92,972	$20,350	$27,550	$11,639	$7,230	$7,268	$91,306	$1,040	$259,355

Construction loans:
Construction risk ratings
Pass	$66,318	$79,567	$58,383	$4,849	$1,716	$8,148	$—	$—	$218,981
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	2,675	472	—	—	—	153	—	—	3,300
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$68,993	$80,039	$58,383	$4,849	$1,716	$8,301	$—	$—	$222,281

Agriculture production loans:
Agriculture production risk ratings
Pass	$2,068	$878	$1,393	$801	$940	$853	$43,686	$—	$50,619
Special Mention	—	—	—	150	—	42	—	—	192
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$2,068	$878	$1,393	$951	$940	$895	$43,686	$—	$50,811

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2021
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Leases:
Lease risk ratings
Pass	$6,572	$—	$—	$—	$—	$—	$—	$—	$6,572
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$6,572	$—	$—	$—	$—	$—	$—	$—	$6,572

Total loans outstanding:
Risk ratings
Pass	$1,234,027	$624,198	$500,876	$362,141	$422,386	$1,042,858	$586,529	$14,062	$4,787,077
Special Mention	15,515	2,463	8,898	4,505	9,136	28,666	7,063	1,215	77,461
Substandard	3,778	525	8,300	3,931	2,899	23,354	7,523	1,776	52,086
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$1,253,320	$627,186	$518,074	$370,577	$434,421	$1,094,878	$601,115	$17,053	$4,916,624

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of March 31, 2022
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$269	$998	$414	$1,681	$1,889,341	$1,891,022
CRE owner occupied	—	—	273	273	851,161	851,434
Multifamily	—	—	—	—	839,918	839,918
Farmland	237	—	152	389	250,211	250,600
Total commercial real estate loans	506	998	839	2,343	3,830,631	3,832,974
Consumer:
SFR 1-4 1st DT liens	219	67	324	610	710,779	711,389
SFR HELOCs and junior liens	175	409	786	1,370	361,131	362,501
Other	292	7	40	339	62,483	62,822
Total consumer loans	686	483	1,150	2,319	1,134,393	1,136,712
Commercial and industrial	75	206	435	716	500,166	500,882
Construction	2,852	—	—	2,852	301,108	303,960
Agriculture production	172	—	—	172	69,167	69,339
Leases	—	—	—	—	8,108	8,108
Total	$4,291	$1,687	$2,424	$8,402	$5,843,573	$5,851,975

	Analysis of Past Due Loans - As of December 31, 2021
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$226	$37	$—	$263	$1,602,878	$1,603,141
CRE owner occupied	271	127	273	671	705,636	706,307
Multifamily	—	—	—	—	823,500	823,500
Farmland	—	—	575	575	172,531	173,106
Total commercial real estate loans	497	164	848	1,509	3,304,545	3,306,054
Consumer:
SFR 1-4 1st DT liens	—	13	362	375	666,585	666,960
SFR HELOCs and junior liens	36	361	1,212	1,609	335,904	337,513
Other	109	7	28	144	66,934	67,078
Total consumer loans	145	381	1,602	2,128	1,069,423	1,071,551
Commercial and industrial	146	245	166	557	258,798	259,355
Construction	—	90	—	90	222,191	222,281
Agriculture production	48	—	—	48	50,763	50,811
Leases	—	—	—	—	6,572	6,572
Total	$836	$880	$2,616	$4,332	$4,912,292	$4,916,624
The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of March 31, 2022			As of December 31, 2021
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$2,383	$2,383	$—	$7,899	$7,899	$—
CRE owner occupied	1,468	1,468	—	4,763	5,036	—
Multifamily	148	148	—	4,457	4,457	—
Farmland	1,621	1,860	152	452	3,020	—
Total commercial real estate loans	5,620	5,859	152	17,571	20,412	—
Consumer:
SFR 1-4 1st DT liens	3,496	3,496	—	3,594	3,595	—
SFR HELOCs and junior liens	2,648	3,170	—	3,285	3,801	—
Other	45	78	—	48	71	—
Total consumer loans	6,189	6,744	—	6,927	7,467	—
Commercial and industrial	581	1,194	—	1,904	2,416	—
Construction	139	139	—	15	55	—
Agriculture production	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Sub-total	12,529	13,936	152	26,417	30,350	—
Less: Guaranteed loans	(81)	(170)	—	(713)	(775)
Total, net	$12,448	$13,766	$152	$25,704	$29,575	$—
Interest income on non accrual loans that would have been recognized during the three months ended March 31, 2022 and 2021, if all such loans had been current in accordance with their original terms, totaled $167,000 and $536,000, respectively. Interest income actually recognized on these originated loans during the three months ended March 31, 2022 and 2021 was $13,000 and $17,000, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of March 31, 2022
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR-1st Deed	SFR-2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$247	$109	$—	$—	$—	$—	$—	$—	$—	$—	$—	$356
CRE owner occupied	272	—	1,196	—	—	—	—	—	—	—	—	1,468
Multifamily	—	—	—	—	148	—	—	—	—	—	—	148
Farmland	—	—	—	—	—	1,621	—	—	—	—	—	1,621
Total commercial real estate loans	519	109	1,196	—	148	1,621	—	—	—	—	—	3,593
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	3,156	—	—	—	—	3,156
SFR HELOCs and junior liens	—	—	—	—	—	—	1,348	1,181	—	—	—	2,529
Other	—	—	—	41	—	—	—	—	4	—	14	59
Total consumer loans	—	—	—	41	—	—	4,504	1,181	4	—	14	5,744
Commercial and industrial	—	—	—	—	—	—	—	—	—	1,028	125	1,153
Construction	—	—	—	—	—	—	139	—	—	—	—	139
Agriculture production	—	—	—	—	—	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$519	$109	$1,196	$41	$148	$1,621	$4,643	$1,181	$4	$1,028	$139	$10,629

	As of December 31, 2021
(in thousands)	Retail	Office	Warehouse	Other	Multifamily		Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,591	$1,253	$1,545	$7,272	$—		$—	$—	$—	$—	$—	$—	$12,661
CRE owner occupied	—	—	—	—	—		—	—	—	—	—	—	—
Multifamily	—	—	—	—	4,458		—	—	—	—	—	—	4,458
Farmland	—	—	—	—	—	—	1,027	—	—	—	—	—	1,027
Total commercial real estate loans	2,591	1,253	1,545	7,272	4,458		1,027	—	—	—	—	—	18,146
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—		—	3,589	—	—	—	—	3,589
SFR HELOCs and junior liens	—	—	—	—	—		—	1,649	1,636	—	—	—	3,285
Other	—	—	—	43	—		—	—	—	5	—	5	53
Total consumer loans	—	—	—	43	—		—	5,238	1,636	5	—	5	6,927
Commercial and industrial	—	—	—	—	—		—	—	—	—	2,162	112	2,274
Construction	—	—	—	—	—		—	15	—	—	—	—	15
Agriculture production	—	—	—	—	—		—	—	—	—	—	—	—
Leases	—	—	—	—	—		—	—	—	—	—	—	—
Total	$2,591	$1,253	$1,545	$7,315	$4,458		$1,027	$5,253	$1,636	$5	$2,162	$117	$27,362

The following tables show certain information regarding TDRs that occurred during the periods indicated:

TDR information for the three months ended March 31, 2022
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	—	$—	$—	$—	—	$—	$—
CRE owner occupied	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	3	1,228	1,440	—	—	—	—
Total commercial real estate loans	3	1,228	1,440	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	3	$1,228	$1,440	$—	—	$—	$—

	TDR information for the three months ended March 31, 2021
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	1	$317	$314	$314	—	$—	$—
CRE owner occupied	1	740	742	742	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	3	847	—
Total commercial real estate loans	2	1,057	1,056	1,056	3	847	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	—	—	—
Commercial and industrial	3	316	310	310	1	247	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	5	$1,373	$1,366	$1,366	$4	$1,094	$—

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

Note 6 - Leases
The Company records a ROUA on the consolidated balance sheets for those leases that convey rights to control use of identified assets for a period of time in exchange for consideration. The Company also records a lease liability on the consolidated balance sheets for the present value of future payment commitments. All of the Company’s leases are comprised of operating leases in which the Company is lessee of real estate property for branches, ATM locations, and general administration and operations. The Company has elected not to include short-term leases (i.e. leases with initial terms of 12 month or less) within the ROUA and lease liability. Known or determinable adjustments to the required minimum future lease payments were included in the calculation of the Company’s ROUA and lease liability. Adjustments to the required minimum future lease payments that are variable and will not be determinable until a future period, such as changes in the consumer price index, are included as variable lease costs. Additionally, expected variable payments for common area maintenance, taxes and insurance were unknown and not determinable at lease commencement and therefore, were not included in the determination of the Company’s ROUA or lease liability.
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
The following table presents the components of lease expense for the periods ended:

	Three months ended March 31,
(in thousands)	2022	2021
Operating lease cost	$1,319	$1,258
Short-term lease cost	53	61
Variable lease cost	2	(2)
Sublease income	—	(13)
Total lease cost	$1,374	$1,304
The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended March 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,292	$1,204
ROUA obtained in exchange for operating lease liabilities	$3,867	$1,308

The following table presents the weighted average operating lease term and discount rate as of the period ended:

	March 31,
	2022	2021
Weighted-average remaining lease term (years)	8.8	9.8
Weighted-average discount rate	2.90%	3.03%
At March 31, 2022, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2022	$4,321
2023	5,146
2024	4,694
2025	4,017
2026	3,612
Thereafter	13,378
35,168
Discount for present value of expected cash flows	(4,668)
Lease liability at March 31, 2022	$30,500
Note 7 - Deposits
A summary of the balances of deposits follows:

(in thousands)	March 31, 2022	December 31, 2021
Noninterest-bearing demand	$3,583,269	$2,979,882
Interest-bearing demand	1,788,639	1,568,682
Savings	2,993,873	2,520,959
Time certificates, $250,000 or more	57,126	44,652
Other time certificates	291,570	252,984
Total deposits	$8,714,477	$7,367,159
Certificate of deposit balances of $1,000,000 from the State of California were included in time certificates, over $250,000, at March 31, 2022 and December 31, 2021, respectively. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company. Overdrawn deposit balances of $1,399,000 and $2,324,000 were classified as consumer loans at March 31, 2022 and December 31, 2021, respectively.
Note 8 - Subordinated Debentures
The following table summarizes the terms and recorded balances of each debenture as of the date indicated (dollars in thousands):

			Coupon Rate (Variable) 3 mo. LIBOR +	As of March 31, 2022		December 31, 2021
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	3.29%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	2.67%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	3.38%	5,428	5,403
North Valley Trust III	7/23/2034	5,155	2.80%	2.92%	4,315	4,291
North Valley Trust IV	3/15/2036	10,310	1.33%	1.53%	7,211	7,147
VRB Subordinated - 6%	3/29/2029	16,000	Fixed	6.00%	17,774	—
VRB Subordinated - 5%	8/27/2035	20,000	Fixed	5.00%	25,018	—
		$98,889			$100,984	$58,079

The VRB - 6% Subordinated Debt issuance has a fixed rate of 6.0% through March 29, 2024, then indexed to the three-month LIBOR plus 3.5% through the maturity date. The VRB - 5% Subordinated Debt issuance is fixed at 5.0% through August 27, 2025, then indexed to the three-month LIBOR plus 4.9% through the maturity date.
Note 9 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	March 31, 2022	December 31, 2021
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$648,867	$409,950
Consumer loans	662,658	628,791
Real estate mortgage loans	373,565	333,764
Real estate construction loans	289,454	213,563
Standby letters of credit	28,472	21,871
Deposit account overdraft privilege	124,816	125,670

Note 10 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $7,782,000 and $7,772,000 during the three months ended March 31, 2022 and 2021, respectively. The Bank is regulated by the FDIC and the DFPI. Absent approval from the Commissioner of the DFPI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On February 25, 2021 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the 2021 Repurchase Plan is subject to change. The 2021 Repurchase Plan has no expiration date (in accordance with applicable laws and regulations) and no share repurchases were made by the Company during either of the three month periods ending March 31, 2022 and March 31, 2021.
In connection with approval of the 2021 Repurchase Plan, the Company’s previous repurchase program adopted on November 12, 2019 (the 2019 Repurchase Plan) was terminated. Under the 2019 Repurchase Plan, the Company repurchased 223 shares during the three months ended March 31, 2021.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of exercise price, if applicable, and the tax withholding on such shares. During the three months ended March 31, 2022 and 2021, employees tendered zero shares, respectively, of the Company’s common stock in connection with option exercises. Employees also tendered zero and 70 shares in connection with the tax withholding requirements of other share based awards during the three months ended March 31, 2022 and 2021, respectively. In total, shares of the Company's common stock tendered had market values of $55,145 and $2,500 during the quarters ended March 31, 2022 and 2021, respectively. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2021 or 2019 Stock Repurchase Plans.
Note 11 - Stock Options and Other Equity-Based Incentive Instruments
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
Stock option activity during the three months ended March 31, 2022 is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	78,825	$19.28
Options granted	—	—
Options exercised	(3,325)	16.59
Options forfeited	—	—
Outstanding at March 31, 2022	75,500	$19.40
The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of March 31, 2022:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	75,500	—	75,500
Weighted average exercise price	$19.40	$—	$19.40
Intrinsic value (in thousands)	$1,558	$—	$1,558
Weighted average remaining contractual term (yrs.)	1.1	0 years	1.1

As of March 31, 2022 all options outstanding are fully vested and are expected to be exercised prior to expiration. The Company did not modify any option grants during 2021 or the three months ended March 31, 2022.

Activity related to restricted stock unit awards during the three months ended March 31, 2022 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2021	103,517	99,763
RSUs granted	21,597	—
RSUs added through dividend and performance credits	—	—
RSUs released	730	—
RSUs forfeited/expired	—	—
Outstanding at March 31, 2022	125,844	99,763
The 125,844 of service condition vesting RSUs outstanding as of March 31, 2022 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 125,844 of service condition vesting RSUs outstanding as of March 31, 2022 are expected to vest, and be released, on a weighted-average basis, over the next 2.0 years. The Company expects to recognize $3,269,785 of pre-tax compensation costs related to these service condition vesting RSUs between March 31, 2022 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2021 or during the three months ended March 31, 2022.
The 99,763 of market plus service condition vesting RSUs outstanding as of March 31, 2022 are expected to vest, and be released, on a weighted-average basis, over the next 1.8 years. The Company expects to recognize $1,352,856 of pre-tax compensation costs related to these RSUs between March 31, 2022 and their vesting dates. As of March 31, 2022, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 149,645 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2021 or during the three months ended March 31, 2022.

Note 12 - Non-interest Income and Expense
The following table summarizes the Company’s non-interest income for the periods indicated:

	Three months ended March 31,
(in thousands)	2022	2021
ATM and interchange fees	$6,243	$5,861
Service charges on deposit accounts	3,834	3,269
Other service fees	882	871
Mortgage banking service fees	463	463
Change in value of mortgage servicing rights	274	12
Total service charges and fees	11,696	10,476
Increase in cash value of life insurance	638	673
Asset management and commission income	887	834
Gain on sale of loans	1,246	3,247
Lease brokerage income	158	110
Sale of customer checks	104	119
Gain on sale of investment securities	—	—
Loss on marketable equity securities	(137)	(53)
Other	504	704
Total other non-interest income	3,400	5,634
Total non-interest income	$15,096	$16,110
The components of non-interest expense were as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Base salaries, net of deferred loan origination costs	$18,216	$15,511
Incentive compensation	2,583	3,580
Benefits and other compensation costs	5,972	6,239
Total salaries and benefits expense	26,771	25,330
Occupancy	3,575	3,726
Data processing and software	3,513	3,202
Equipment	1,333	1,517
Intangible amortization	1,228	1,431
Advertising	637	380
ATM and POS network charges	1,375	1,246
Professional fees	876	594
Telecommunications	521	581
Regulatory assessments and insurance	720	612
Merger and acquisition expense	4,032	—
Postage	228	198
Operational (gain) losses	(183)	209
Courier service	414	294
Gain on sale or acquisition of foreclosed assets	—	(51)
Gain on disposal of fixed assets	(1,078)	—
Other miscellaneous expense	2,485	2,349
Total other non-interest expense	19,676	16,288
Total non-interest expense	$46,447	$41,618

Note 13 - Earnings Per Share
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

	Three months ended March 31,
(in thousands)	2022	2021
Net income	$20,374	$33,649
Average number of common shares outstanding	30,050	29,727
Effect of dilutive stock options and restricted stock	152	178
Average number of common shares outstanding used to calculate diluted earnings per share	30,202	29,905
Options excluded from diluted earnings per share because of their antidilutive effect	—	—

Note 14 – Comprehensive Income (Loss)
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
The components of other comprehensive income (loss) and related tax effects are as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Unrealized holding losses on available for sale securities before reclassifications	$(111,302)	$(12,337)
Amounts reclassified out of AOCI:
Realized gain on debt securities	—	—
Unrealized holding losses on available for sale securities after reclassifications	(111,302)	(12,337)
Tax effect	32,905	3,647
Unrealized holding losses on available for sale securities, net of tax	(78,397)	(8,690)
Change in unfunded status of the supplemental retirement plans before reclassifications	63	(49)
Amounts reclassified out of AOCI:
Amortization of prior service cost	(7)	(14)
Amortization of actuarial losses	2	63
Total amounts reclassified out of accumulated other comprehensive (loss) income	(5)	49
Change in unfunded status of the supplemental retirement plans after reclassifications	58	—
Tax effect	—	—
Change in unfunded status of the supplemental retirement plans, net of tax	58	—
Change in joint beneficiary agreement liability before reclassifications	—	(629)
Tax effect	—	—
Change in joint beneficiary agreement liability before reclassifications, net of tax	—	(629)
Total other comprehensive income (loss)	$(78,339)	$(9,319)

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Net unrealized gain on available for sale securities	$(111,694)	$(392)
Tax effect	33,021	116
Unrealized holding gain on available for sale securities, net of tax	(78,673)	(276)
Unfunded status of the supplemental retirement plans	2,481	2,399
Tax effect	(733)	(709)
Unfunded status of the supplemental retirement plans, net of tax	1,748	1,690
Joint beneficiary agreement liability	(433)	(433)
Tax effect	—
Joint beneficiary agreement liability, net of tax	(433)	(433)
Accumulated other comprehensive (loss) income	$(77,358)	$981

Note 15 - Fair Value Measurement
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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at March 31, 2022	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,801	$2,801
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,690,744		1,690,744
Obligations of states and political subdivisions	267,195		267,195
Corporate bonds	7,616		7,616
Asset backed securities	397,352		397,352
Loans held for sale	1,030		1,030
Mortgage servicing rights	6,405			6,405
Total assets measured at fair value	$2,373,143	$2,801	$2,363,937	$6,405

Fair value at December 31, 2021	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,938	$2,938	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,257,389	—	1,257,389	—
Obligations of states and political subdivisions	192,244	—	192,244	—
Corporate bonds	6,756	—	6,756	—
Asset backed securities	751,549	—	751,549	—
Loans held for sale	3,466	—	3,466	—
Mortgage servicing rights	5,874	—	—	5,874
Total assets measured at fair value	$2,220,216	$2,938	$2,211,404	$5,874
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the three months ended March 31, 2022, or the year ended December 31, 2021.
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

Three months ended March 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2022: Mortgage servicing rights	$5,874	—	$274	$257	$6,405
2021: Mortgage servicing rights	$5,092	—	$12	$503	$5,607

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
The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2022 and December 31, 2021:

As of March 31, 2022:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,405	Discounted cash flow	Constant prepayment rate	9% - 16%; 9.8%
			Discount rate	10% - 14%; 12%
As of December 31, 2021:
Mortgage Servicing Rights	$5,874	Discounted cash flow	Constant prepayment rate	11% - 15.8%; 12.5%
			Discount rate	10% - 14%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

March 31, 2022	Total	Level 1	Level 2	Level 3	Total Losses
Fair value:
Individually evaluated loans	$684	—	—	$684	$(615)
Foreclosed assets	313	—	—	313	(294)
Total assets measured at fair value	$997	$—	$—	$997	$(909)

December 31, 2021	Total	Level 1	Level 2	Level 3	Total Losses
Fair value:
Individually evaluated loans	$3,683	—	—	$3,683	$(1,105)
Foreclosed assets	—	—	—	—	—
Total assets measured at fair value	$3,683	—	—	$3,683	$(1,105)

March 31, 2021	Total	Level 1	Level 2	Level 3	Total Losses
Fair value:
Individually evaluated loans	$4,557	—	—	$4,557	$(2,710)
Foreclosed assets	214	—	—	214	(31)
Total assets measured at fair value	$4,771	—	—	$4,771	$(2,741)
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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2022:

March 31, 2022	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$684	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
Foreclosed assets (Residential real estate)	$313	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful N/A
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2021:

December 31, 2021	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$3,683	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
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

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$49,705	$49,705	$57,032	$57,032
Cash at Federal Reserve and other banks	985,978	985,978	711,389	711,389
Level 2 inputs:
Securities held to maturity	186,748	183,970	199,759	208,140
Restricted equity securities	17,250	N/A	17,250	N/A
Level 3 inputs:
Loans, net	5,755,926	5,761,682	4,831,248	4,880,044
Financial liabilities:
Level 2 inputs:
Deposits	8,714,477	8,710,991	7,367,159	7,366,422
Other borrowings	36,184	36,184	50,087	50,087
Level 3 inputs:
Junior subordinated debt	100,984	107,396	58,079	57,173

(in thousands)	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$1,974,544	$19,745	$1,586,068	$15,861
Standby letters of credit	28,472	285	21,871	219
Overdraft privilege commitments	124,816	1,249	125,670	1,257

Note 16 - Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of March 31, 2022 and December 31, 2021 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of March 31, 2022 and December 31, 2021 based on the then phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of March 31, 2022:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,041,638	14.96%	$731,146	10.50%	N/A	N/A
Tri Counties Bank	$1,031,120	14.81%	$730,800	10.50%	$696,000	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$911,624	13.09%	$591,880	8.50%	N/A	N/A
Tri Counties Bank	$943,960	13.56%	$591,600	8.50%	$556,800	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$855,180	12.28%	$487,431	7.00%	N/A	N/A
Tri Counties Bank	$943,960	13.56%	$487,200	7.00%	$452,300	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$911,624	10.80%	$337,680	4.00%	N/A	N/A
Tri Counties Bank	$943,960	11.18%	$337,635	4.00%	$422,043	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2021:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$893,294	15.42%	$608,258	10.50%	N/A	N/A
Tri Counties Bank	$884,255	15.28%	$607,610	10.50%	$578,676	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$820,654	14.17%	$492,399	8.50%	N/A	N/A
Tri Counties Bank	$811,713	14.03%	$491,875	8.50%	$462,941	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$764,319	13.19%	$405,505	7.00%	N/A	N/A
Tri Counties Bank	$811,713	14.03%	$405,073	7.00%	$376,140	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$820,654	9.88%	$332,205	4.00%	N/A	N/A
Tri Counties Bank	$811,713	9.77%	$332,196	4.00%	$415,245	5.00%

As of March 31, 2022 and December 31, 2021, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at March 31, 2022 and December 31, 2021, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At March 31, 2022, the Company and the Bank are in compliance with the capital conservation buffer requirement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Cautionary Statements Regarding Forward-Looking Information
The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There can be no assurance that future developments affecting us will be the same as those anticipated by management. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of changes in financial services policies, laws and regulations; technological changes; weather, natural disasters and other catastrophic events that may or may not be caused by climate change and their effects on economic and business environments in which the Company operates; the continuing adverse impact on the U.S. economy, including the markets in which we operate, due to the length, severity, magnitude and duration of the COVID-19 global pandemic, and the impact of a slowing U.S. economy and increased unemployment on the performance of our loan portfolio, the market value of our investment securities, the availability of sources of funding and the demand for our products; the costs or effects of mergers, acquisitions or dispositions we may make, such as our recently completed acquisition of Valley Republic Bancorp, including the impact of international hostilities or geopolitical events, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations; the possibility that the merger between us and Valley will not close when expected or at all because required regulatory, shareholder, or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated (and the risk that required regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction); the occurrence of any event, change, or other circumstances that could give rise to the right of one or both of the parties to terminate the definitive merger agreement between the Company and Valley; the risk that any announcements relating to the merger could have adverse effects on the market price of the common stock of either or both parties to the transaction; changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits, including the pace of the recovery following the COVID-19 pandemic; the ability of us to execute our business plan in new lending markets; the future operating or financial performance of the Company, including our outlook for future growth, changes in the level of our nonperforming assets and charge-offs; the appropriateness of the allowance for credit losses including the timing and effects of the implementation of the current expected credit losses model; any deterioration in values of California real estate, both residential and commercial; the effect of changes in accounting standards and practices; possible other-than-temporary impairment of securities held by us; changes in consumer spending, borrowing and savings habits; our ability to attract deposits and other sources of liquidity; changes in the financial performance and/or condition of our borrowers; our noninterest expense and the efficiency ratio; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies; the challenges of integrating and retaining key employees; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber-attacks and the cost to defend against such attacks; the effect of a fall in stock market prices on our brokerage and wealth management businesses; and our ability to manage the risks involved in the foregoing. Additional factors that could cause results to differ materially from those described above can be found under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, which is on file with the Securities and Exchange Commission (the “SEC”) and available in the “Investor Relations” section of our website, https://www.tcbk.com/investor-relations and in other documents we file with the SEC. Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results.
General
As TriCo Bancshares (referred to in this report as “we”, “our” or the “Company”) has not commenced any business operations independent of Tri Counties Bank (the “Bank”), the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest income, net interest income, and net interest yield are generally presented on a FTE basis. The Company believes the use of these non-generally accepted accounting principles (non-GAAP) measures provides additional clarity in assessing its results, and the presentation of these measures on a FTE basis is a common practice within the banking industry. Interest income and net interest income are shown on a non-FTE basis in the Part I - Financial Information section of this Form 10-Q, and a reconciliation of the FTE and non-FTE presentations is provided below in the discussion of net interest income.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A detailed discussion related to the Company’s accounting policies including those related to estimates on the allowance for loan losses, other than temporary impairment of investments and impairment of intangible assets, can be found in Note 1 of the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.
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
Recent Developments
On March 25, 2022, the Company completed its acquisition of Valley Republic Bancorp, including the merger of Valley Republic Bank (collectively "VRB") into Tri Counties Bank, with Tri Counties Bank as the surviving entity, in accordance with the terms of the merger agreement dated as of July 27, 2021. The cash and stock transaction was valued at approximately $174.0 million in aggregate, based on TriCo's closing stock price of $42.48 on March 25, 2022. Under the terms of the merger agreement, the Company issued approximately 4.1 million shares, in addition to approximately $431,000 in cash paid for the settlement of stock option awards at VRB.

As a result of the merger with VRB, the Company acquired assets consisting primarily of cash totaling $427.3 million, investment securities of $109.7 million, loans totaling $771.4 million (inclusive of $21.4 million in PPP and fair value discounts of $20.4 million), core deposit intangibles of $10.6 million, and liabilities consisting primarily of $1.2 billion in deposits and $47.3 million in subordinated debt (of which $4.4 million was retired as TriCo Bancshares was the counter party).

VRB was headquartered in Bakersfield, California, and had four branch locations in and around Bakersfield, which all now operate as branches for Tri Counties Bank, and a loan production office in Fresno, California. The Company anticipates that Tri Counties Bank's previously existing Bakersfield branch and the VRB loan production office in Fresno will be consolidated, subject to regulatory approval, into the overlapping locations in the near future.
Financial Highlights
Performance highlights and other developments for the Company as of or for the three months ended March 31, 2022 included the following:
•For the three months ended March 31, 2022, the Company’s return on average assets was 0.94%, and the return on average equity was 8.19%.
•Organic loan growth, excluding PPP and acquired loans, totaled $187.9 million (15.5% annualized) for the current quarter and $437.3 million (9.5% annualized) for the trailing twelve-month period.
•For the current quarter, net interest margin, less effect of acquired loan discount accretion and PPP yields (non-GAAP), on a tax equivalent basis was 3.29%, an increase of 4 basis points from 3.25% in the trailing quarter.
•Inclusive of merger related expenses, the efficiency ratio was 55.95% for the three months ended March 31, 2022, as compared to 54.10% for the trailing quarter and 50.42% for the quarter ended March 31, 2021.
•As of March 31, 2022, the Company reported total loans, total assets and total deposits of $5.9 billion, $10.1 billion and $8.7 billion, respectively. As a direct result of significant deposit growth in the last year, the loan to deposit ratio has declined to 67.15% as of March 31, 2022, as compared to 72.37% at March 31, 2021.
•The average rate of interest paid on deposits, including non-interest-bearing deposits, equaled 0.04% during the first quarter of 2022, consistent with 0.04% during the trailing quarter, and representing a decrease of 2 basis points from the average rate paid of 0.06% during the same quarter of the prior year.
•Noninterest income related to service charges and fees was $11.7 million for the three month period ended March 31, 2022, an increase of 11.6% when compared to the $10.5 million in service charge fees earned during the first three months of 2021.
•The provision for credit losses for loans and debt securities was approximately $8.3 million during the quarter ended March 31, 2022, as compared to a provision expense of approximately $1.0 million during the trailing quarter ended December 31, 2021, and a reversal of provision expense totaling $6.1 million for the three month period ended March 31, 2021.
•The allowance for credit losses to total loans was 1.64% as of March 31, 2022, compared to 1.74% as of the trailing quarter end, and 1.73% as of March 31, 2021. Non-performing assets to total assets were 0.17% at March 31, 2022, as compared to 0.38% as of December 31, 2021, and 0.39% at March 31, 2021.

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended March 31,
	2022	2021
Net interest income	$67,924	$66,440
Reversal of (provision for) credit losses	(8,330)	6,060
Non-interest income	15,096	16,110
Non-interest expense	(46,447)	(41,618)
Provision for income taxes	(7,869)	(13,343)
Net income	$20,374	$33,649
Per Share Data:
Basic earnings per share	$0.68	$1.13
Diluted earnings per share	$0.67	$1.13
Dividends paid	$0.25	$0.25
Book value at period end	$32.78	$31.71
Average common shares outstanding	30,050	29,727
Average diluted common shares outstanding	30,202	29,905
Shares outstanding at period end	33,838	29,727
At period end:
Loans	$5,851,975	$4,966,977
Total investment securities	$2,569,706	$1,962,780
Total assets	$10,118,328	$8,031,612
Total deposits	$8,714,477	$6,863,400
Other borrowings	$36,184	$36,226
Shareholders’ equity	$1,109,182	$942,539
Financial Ratios:
During the period:
Return on average assets (annualized)	0.94%	1.75%
Return on average equity (annualized)	8.19%	14.51%
Net interest margin(1) (annualized)	3.39%	3.74%
Efficiency ratio	55.95%	50.42%
Average equity to average assets	11.50%	12.05%
At end of period:
Equity to assets	10.96%	11.73%
Total capital to risk-adjusted assets	14.96%	15.13%
(1) Fully Taxable Equivalent (FTE)
The Company announced net income of $20,374,000 for the quarter ended March 31, 2022, compared to $28,222,000 during the trailing quarter ended December 31, 2021 and $33,649,000 during the quarter ended March 31, 2021. Diluted earnings per share were $0.67 for the first quarter of 2022, compared to $0.94 for the fourth quarter of 2021 and $1.13 for the first quarter of 2021.
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

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021	Change	% Change
Interest income	$69,195	$67,916	$1,279	1.9%
Interest expense	(1,271)	(1,476)	205	(13.9)%
Fully tax-equivalent adjustment (FTE) (1)	283	277	6	2.2%
Net interest income (FTE)	$68,207	$66,717	$1,490	2.2%
Net interest margin (FTE)	3.39%	3.74%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,323	$1,712	$(389)	(22.7)%
Net interest margin less effect of acquired loan discount accretion(1)	3.32%	3.64%	(0.32)%

PPP loans yield, net:
Amount (included in interest income)	$1,097	$5,863	$(4,766)	(81.3)%
Net interest margin less effect of PPP loan yield (1)	3.36%	3.59%	(0.23)%

Acquired loans discount accretion and PPP loan yield, net: (1)
Amount (included in interest income)	$2,420	$7,575	$(5,155)	(68.1)%
Net interest margin less effect of acquired loan discount accretion and PPP loan yield (1)	3.29%	3.48%	(0.19)%
(1)Certain information included herein is presented on a FTE basis and/or to present additional financial details which may be desired by users of this financial information. The Company believes the use of this non-generally accepted accounting principles (non-GAAP) measure provides additional clarity in assessing its results, and the presentation of these measures is a common practice within the banking industry.

Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or the discount is accreted (added to) interest income over the remaining life of the loan. Generally, as time goes on, the dollar impact of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining unaccreted discount or unamortized premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. As a result of the increase in interest rates, the prepayment rate of portfolio loans, inclusive of those acquired at a premium or discount, declined during the first quarter of 2022. During the three months ended March 31, 2022, December 31, 2021, and March 31, 2021, purchased loan discount accretion was $1,323,000, $1,780,000, and $1,712,000, respectively.

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

	For the three months ended
	March 31, 2022			March 31, 2021
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans, excluding PPP	$4,937,865	$56,648	4.65%	$4,407,150	$54,573	5.02%
PPP loans	50,695	1,097	8.78%	355,875	5,863	6.68%
Investment securities - taxable	2,313,204	10,223	1.79%	1,649,980	6,394	1.57%
Investment securities - nontaxable(1)	143,873	1,225	3.45%	125,055	1,200	3.89%
Total investments	2,457,077	11,448	1.89%	1,775,035	7,594	1.74%
Cash at Federal Reserve and other banks	707,563	285	0.16%	701,666	163	0.09%
Total interest-earning assets	8,153,200	69,478	3.46%	7,239,726	68,193	3.82%
Other assets	625,056			569,186
Total assets	$8,778,256			$7,808,912
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,597,309	$84	0.02%	$1,430,943	$76	0.02%
Savings deposits	2,571,023	327	0.05%	2,228,281	329	0.06%
Time deposits	301,499	268	0.36%	336,605	532	0.64%
Total interest-bearing deposits	4,469,831	679	0.06%	3,995,829	937	0.10%
Other borrowings	44,731	5	0.05%	32,709	4	0.05%
Junior subordinated debt	60,971	587	3.90%	57,688	535	3.76%
Total interest-bearing liabilities	4,575,533	1,271	0.11%	4,086,226	1,476	0.15%
Noninterest-bearing deposits	3,052,099			2,657,925
Other liabilities	141,400			123,986
Shareholders’ equity	1,009,224			940,775
Total liabilities and shareholders’ equity	$8,778,256			$7,808,912
Net interest spread(2)			3.35%			3.67%
Net interest income and interest margin(3)		$68,207	3.39%		$66,717	3.74%
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
As compared to the same quarter in the prior year, average loan yields, excluding PPP, decreased 37 basis points from 5.02% during the three months ended March 31, 2021, to 4.65% during the three months ended March 31, 2022. The accretion of discounts from acquired loans added 7 and 10 basis points to loan yields during the quarters ended March 31, 2022 and March 31, 2021, respectively. Therefore, of the 37 basis point decrease in yields on loans during the comparable three month periods ended March 31, 2022 and 2021, 34 basis points was attributable to decreases in market rates, while 3 basis points resulted from less accretion of discounts. Net interest income was also benefited by a 15 basis point increase in rates earned on investment securities which was 1.89% during the three month periods ended March 31, 2022 as compared to 1.74% during the three month period ended March 31, 2021, which combined with increases in volume of approximately $682,042,000 contributed to a $3,854,000 increase in interest income.
The decline in interest expense during March 31, 2022 when compared to the same quarter from the prior year was primarily attributed to reductions in the rates offered on deposit products. This benefit was primarily realized as the terms on higher yielding time deposits were replace with time deposits at lower rates. As a result, the cost of interest-bearing deposits decreased by 4 basis points during the quarter ended March 31, 2022, to 0.06% from 0.10% during the same quarter of the prior year. In addition, the level of noninterest-bearing deposits continues to benefit the average cost of total deposits at 0.04% during the current quarter, compared to 0.6% in the first quarter of the prior year. The ratio of average total noninterest-bearing deposits to total average deposits was 40.6% as of March 31, 2022 as compared to 39.9% for the quarter ended March 31, 2021.

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

	Three months ended March 31, 2022 compared with three months ended March 31, 2021
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans, including PPP	$6,597	$(9,288)	$(2,691)
Investment securities(1)	9,310	(5,456)	3,854
Cash at Federal Reserve and other banks	1	121	122
Total interest-earning assets	15,908	(14,623)	1,285
Increase (decrease) in interest expense:
Interest-bearing demand deposits	8	—	8
Savings deposits	51	(53)	(2)
Time deposits	(56)	(208)	(264)
Other borrowings	2	(1)	1
Junior subordinated debt	31	21	52
Total interest-bearing liabilities	36	(241)	(205)
Increase (decrease) in net interest income	$15,872	$(14,382)	$1,490

The following commentary regarding net interest income, interest income and interest expense may be best understood while referencing the Summary of Average Balances, Yields/Rates and Interest Differential and the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid shown above.
Net interest income (FTE) during the three months ended March 31, 2022 increased $1,490,000 or 2.2% to $68,207,000 compared to $66,717,000 during the three months ended March 31, 2021. The overall increase in net interest income (FTE) was due to largely an increase in average investment and loan balances, which resulted in improvements totaling $9,310,000 and $6,597,000, respectively, despite lower yields offsetting those earnings by $5,456,000 and $9,288,000, respectively. In addition, net interest income on loans was impacted by a $4,766,000 decrease in PPP related income during the comparable periods. Declining interest rates also continued to benefit interest expenses on deposits, resulting in a net decrease of $258,000 while net changes in deposit volumes resulted in an increase in interest expense of $3,000.

Asset Quality and Credit Loss Provisioning
During the three months ended March 31, 2022, the Company recorded a provision for credit losses of $8,330,000, as compared to a $980,000 provision during the trailing quarter, and a reversal of provision expense of $6,060,000 during the first quarter of 2021.
The following table presents details of the provision for credit losses for the periods indicated:

	Three months ended
(dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Addition to (reversal of) allowance for credit losses	$8,205	$715	$(6,240)
Addition to reserve for unfunded loan commitments	125	265	180
Total provision for (reversal of) credit losses	$8,330	$980	$(6,060)
The allowance for credit losses (ACL) was $96,049,000 as of March 31, 2022, a net increase of $10,108,000 over the immediately preceding quarter. The provision for credit losses of $8,205,000 during the quarter was the net effect of increases in required reserves totaling $10,820,000 related to the loan portfolio acquired from VRB totaling $703,848,000, which is net of $68,513,000 in purchase credit deteriorated loans (PCD) and $21,412,000 in PPP loans as of the merger date, partially offset by a decline in required reserves from the Company's organic loan portfolio totaling $2,615,000.

The following table presents the activity in the allowance for credit losses on loans for the periods indicated:

	Three months ended
(dollars in thousands)	March 31, 2022	March 31, 2021
Balance, beginning of period	$85,376	$91,847
ACL at acquisition for PCD loans	2,037	—
Provision for (reversal of) credit losses	8,205	(6,240)
Loans charged-off	(743)	(226)
Recoveries of previously charged-off loans	1,174	560
Balance, end of period	$96,049	$85,941
Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using both a discounted cash flow model, and the same methodology as other loans and leases held-for-investment. The ACL recorded as of the VRB merger date for PCD loans totaled $2,037,000.

The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and included improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date, particularly CA unemployment trends. However, management notes that the majority of economic forecasts utilized in the ACL calculation have remained directionally consistent with preceding quarters, as general economic conditions continue to improve, albeit at a pace slower than expected due to unforeseen disruptions in the supply chain and increasing energy prices. In addition, management notes that the actual and forecast increases in inflation that were previously identified by the Federal Reserve Board as "transitory", combined with overseas conflicts and leading to the likely rise in short-term interest rates and flattening or inversion of the yield curve, may be further indication of future economic contraction. As a result, management continues to believe that certain credit weakness are likely present in the overall economy and that it is appropriate to cautiously maintain a reserve level that incorporates such risk factors.
Loans past due 30 days or more increased by $4,070,000 during the quarter ended March 31, 2022 to $8,402,000, as compared to $4,332,000 at December 31, 2021. Non-performing loans were $14,088,000 at March 31, 2022, a decrease of $16,262,000 and $14,853,000 from $30,350,000 and $28,941,000 as of December 31, 2021 and March 31, 2021, respectively.
The following table illustrates the total loans by risk rating and their respective percentage of total loans for the periods presented.

	March 31,	% of Total Loans	December 31,	% of Total Loans	March 31	% of Total Loans
(dollars in thousands)	2022		2021		2021
Risk Rating:
Pass	$5,682,026	97.1%	$4,787,077	97.4%	$4,765,180	95.9%
Special Mention	120,684	2.1%	77,461	1.5%	143,677	2.9%
Substandard	49,265	0.8%	52,086	1.1%	58,120	1.2%
Total	$5,851,975		$4,916,624		$4,966,977

Classified loans to total loans	0.84%		1.06%		1.17%
Loans past due 30+ days to total loans	0.14%		0.09%		0.21%
The ratio of classified loans to total loans improved to 0.84% as of March 31, 2022 as compared to both 1.06% and 1.17% for the trailing quarter and same quarter of the prior year, respectively. The Company's criticized loan balances increased during the current quarter by approximately $40,402,000 to $169,949,000 as of March 31, 2022, primarily from the merger with VRB which added approximately $65,556,000 in criticized loans, net of $2,957,000 in purchase discounts. All of the criticized loans acquired from VRB were identified by management as PCD as of the acquisition date. The Company's organic classified loan balances outstanding improved by approximately $19,100,000 during the quarter ended March 31, 2022, the majority of which was attributed to a sale of substandard loans totaling approximately $12,043,000. In addition, one relationship totaling $4,982,000 was upgraded during the quarter.
There was one property added to other real estate owned totaling $313,000 during the quarter ended March 31, 2022, and no disposals. As of March 31, 2022, other real estate owned consisted of seven properties with a carrying value of approximately $2,907,000.
Non-performing assets of $16,995,000 at March 31, 2022 represented 0.17% of total assets, a substantial decrease from the $32,944,000 or 0.38% and $31,250,000 or 0.39% as of December 31, 2021 and March 31, 2021, respectively. The improvement in non-performing assets relates to the loan sale and grading changes discussed above.

SBA Paycheck Protection Program and COVID Deferrals

In March 2020 (Round 1) and subsequently in December 2020 (Round 2), the SBA PPP was created to help small businesses keep workers employed during the COVID-19 crisis. Tri Counties Bank, through its online portal, facilitated the ability for borrowers to open a new deposit account and submit PPP applications during the entirety of the Programs. The SBA ended PPP and did not accept new borrowing applications, effective May 31, 2021.
The following is a summary of PPP loan related information as of the periods indicated:

(dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Total number of PPP loans outstanding	243	450	2,484

PPP loan balance (TCBK round 1 origination), gross	$1,323	$2,544	$193,958
PPP loan balance (TCBK round 2 origination), gross	37,305	60,767	176,316
Acquired PPP loan balance (VRB origination), gross	19,167	—	—
Total PPP loans, gross outstanding	$57,795	$63,311	$370,274

PPP deferred loan fees (Round 1 origination)	—	1	2,358
PPP deferred loan fees (Round 2 origination)	1,190	2,163	7,072
Total PPP deferred loan fees (costs) outstanding	$1,190	$2,164	$9,430
Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended March 31,
(in thousands)	2022	2021	$ Change	% Change
ATM and interchange fees	$6,243	$5,861	$382	6.5%
Service charges on deposit accounts	3,834	3,269	565	17.3%
Other service fees	882	871	11	1.3%
Mortgage banking service fees	463	463	—	—%
Change in value of mortgage servicing rights	274	12	262	2,183.3%
Total service charges and fees	11,696	10,476	1,220	11.6%
Increase in cash value of life insurance	638	673	(35)	(5.2)%
Asset management and commission income	887	834	53	6.4%
Gain on sale of loans	1,246	3,247	(2,001)	(61.6)%
Lease brokerage income	158	110	48	43.6%
Sale of customer checks	104	119	(15)	(12.6)%
Gain on sale of investment securities	—	—	—	n/m
Gain on marketable equity securities	(137)	(53)	(84)	158.5%
Other	504	704	(200)	(28.4)%
Total other non-interest income	3,400	5,634	(2,234)	(39.7)%
Total non-interest income	$15,096	$16,110	$(1,014)	(6.3)%
Non-interest income decreased $1,014,000 or 6.3% to $15,096,000 during the three months ended March 31, 2022, compared to $16,110,000 during the comparable 2020 quarter. This was largely the result of the $2,001,000 decrease in gain on sale of loans which is a direct result of increases in mortgage rates and a corresponding decline in mortgage loan volumes. However, this decrease was partially offset by increases in ATM and interchange fees of $382,000 or 6.5%, and service charges on deposit accounts totaling $565,000 or 17.3%, both as a result of increased usage due to relaxed social distancing guidelines during the quarter March 31, 2022 when compared to the same period in the prior year. Other non-interest income during the quarter ended March 31, 2022 included a gain on debt extinguishment of $235,000 and an increase in the fair value of certain equity investments of $225,000. Other non-interest income during the quarter ended March 31, 2021 included an increase in the value of funded retirement account values of $445,000 as compared to a decrease in value of $59,000 related to the same retirement accounts during the quarter ended March 31, 2022.

Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated:

	Three months ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Base salaries, net of deferred loan origination costs	$18,216	$15,511	$2,705	17.4%
Incentive compensation	2,583	3,580	(997)	(27.8)%
Benefits and other compensation costs	5,972	6,239	(267)	(4.3)%
Total salaries and benefits expense	26,771	25,330	1,441	5.7%
Occupancy	3,575	3,726	(151)	(4.1)%
Data processing and software	3,513	3,202	311	9.7%
Equipment	1,333	1,517	(184)	(12.1)%
Intangible amortization	1,228	1,431	(203)	(14.2)%
Advertising	637	380	257	67.6%
ATM and POS network charges	1,375	1,246	129	10.4%
Professional fees	876	594	282	47.5%
Telecommunications	521	581	(60)	(10.3)%
Regulatory assessments and insurance	720	612	108	17.6%
Merger and acquisition expense	4,032	—	4,032	n/m
Postage	228	198	30	15.2%
Operational (gain) losses	(183)	209	(392)	(187.6)%
Courier service	414	294	120	40.8%
Gain on sale or acquisition of foreclosed assets	—	(51)	51	n/m
(Gain) loss on disposal of fixed assets	(1,078)	—	(1,078)	n/m
Other miscellaneous expense	2,485	2,349	136	5.8%
Total other non-interest expense	19,676	16,288	3,388	20.8%
Total non-interest expense	$46,447	$41,618	$4,829	11.6%
Average full time equivalent staff	1,084	1,024	60	5.9%
Non-interest expense increased by $4,829,000 or 11.6% to $46,447,000 during the three months ended March 31, 2022 as compared to $41,618,000 for the three months ended March 31, 2021. Total salaries and benefits expense increased by $1,441,000 or 5.7% to $26,771,000 for the three months ended March 31, 2022 as compared to $25,330,000 for the quarterly period ended March 31, 2021 as a direct result of increases in full-time equivalent staffing similarly increasing by 5.9% or 60 FTE. Merger and acquisition expenses associated with the merger with Valley Republic Bancorp totaled $4,032,000 during the current quarter. The Company sold a former administrative building and relocated a branch during the quarter resulting in a net gain on disposal of approximately $1,078,000 as noted above.

Income Taxes
The Company’s effective tax rate was 27.9% for the three months ended March 31, 2022, as compared to 28.1% for the year ended December 31, 2021. Differences between the Company's effective tax rate and applicable federal and state blended statutory rate of approximately 29.6% are due to the proportion of non-taxable revenues, non-deductible expenses, and benefits from tax credits as compared to the levels of pre-tax earnings.

Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. The following is a comparison of the quarterly change in certain assets and liabilities:

Ending balances	March 31,	December 31,		Acquired Balances	Organic $ Change	Annualized Organic % Change
(dollars in thousands)	2022	2021	$ Change
Total assets	$10,118,328	$8,614,787	$1,503,541	$1,363,529	$140,012	6.5%
Total loans	5,851,975	4,916,624	935,351	773,390	161,961	13.2
Total loans, excluding PPP	5,795,370	4,855,477	939,893	751,978	187,915	15.5
Total investments	2,569,706	2,427,885	141,821	109,716	32,105	5.3
Total deposits	$8,714,477	$7,367,159	$1,347,318	$1,215,479	$131,839	7.2%

Organic loan growth, excluding PPP, of $187,915,000 or 15.5% on an annualized basis was realized during the quarter ended March 31, 2022, primarily within commercial real estate and commercial and industrial. In addition, investment security organic growth was $32,105,000 or 5.3% on an annualized basis as excess liquidity, driven by continued strong deposit growth, was put to use in higher yielding earning assets. Deposit balances continue to increase, with an organic change of $131,839,000 or 7.2% annualized during the period, which provides management with opportunities to deploy excess cash within the investment portfolio or other interest earnings assets. During the three months ended March 31, 2022 and excluding PPP balance changes, loan originations totaled approximately $396 million while payoffs of loans totaled $225 million which compares to origination and payoff activity during the three months ended December 31, 2021 of $412 million and $297 million, respectively. Investment securities increased to $2,569,706,000 at March 31, 2022, an organic change of $497,210,000 or 25.3% from the prior year.
The following is a comparison of the year over year change in certain assets and liabilities:

Ending balances	As of March 31,			Acquired	Organic $ Change	Organic % Change
(dollars in thousands)	2022	2021	$ Change	Balances
Total assets	$10,118,328	$8,031,612	$2,086,716	$1,363,529	$723,187	9.0%
Total loans	5,851,975	4,966,977	884,998	773,390	111,608	2.2
Total loans, excluding PPP	5,795,370	4,606,133	1,189,237	751,978	437,259	9.5
Total investments	2,569,706	1,962,780	606,926	109,716	497,210	25.3
Total deposits	$8,714,477	$6,863,400	$1,851,077	$1,215,479	$635,598	9.3%
PPP loan balances outstanding, net of related deferred fees, have declined by $304,239,000 during the twelve months ended March 31, 2022, meanwhile, non-PPP loan balances have increased as a result of organic activities by approximately $437,259,000 during the same period. This has led to a long-term beneficial and meaningful shift in the makeup of the loan portfolio, despite total loan balances increasing modestly during the 12 month period ended March 31, 2022, by $111,608,000 or 2.2%. The Company's non-PPP loan originations have increased significantly over the past year but have also been challenged by an acceleration in payoffs. Specifically, during the twelve months ended March 31, 2022 and excluding PPP balance changes, loan originations totaled approximately $1.40 billion while payoffs of loans totaled $0.91 billion. Investment securities increased to $2,569,706,000 at March 31, 2022, an organic change of $497,210,000 or 25.3% from the prior year.
Investment Securities
Investment securities available for sale increased $154,969,000 to $2,362,907,000 as of March 31, 2022, compared to December 31, 2021. This increase is primarily supported by deposit growth and available cash reserves. There were no sales of investment securities during the three months ended March 31, 2022 and 2021, respectively.
The following table presents the available for sale debt securities portfolio by major type as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$1,690,744	71.6%	$1,257,389	57.0%
Obligations of states and political subdivisions	267,195	11.3%	192,244	8.7%
Corporate bonds	7,616	0.3%	6,756	0.3%
Asset backed securities	397,352	16.8%	751,549	34.0%
Total debt securities available for sale	$2,362,907	100.0%	$2,207,938	100.0%

	March 31, 2022		December 31, 2021
(in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$180,289	96.5%	$192,068	96.1%
Obligations of states and political subdivisions	6,459	3.5%	7,691	3.9%
Total debt securities held to maturity	$186,748	100.0%	$199,759	100.0%
Investment securities held to maturity decreased $13,011,000 to $186,748,000 as of March 31, 2022, as compared to December 31, 2021. This decrease is attributable to calls and principal repayments of $12,894,000, and amortization of net purchase premiums of $117,000.
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
The following table shows the Company’s loan balances, net deferred loan costs and discounts, as of the dates indicated:

(in thousands)	March 31, 2022		December 31, 2021
Commercial real estate	$3,832,974	65.5%	$3,306,054	67.2%
Consumer	1,136,712	19.4%	1,071,551	21.8%
Commercial and industrial	500,882	8.6%	259,355	5.3%
Construction	303,960	5.2%	222,281	4.5%
Agriculture production	69,339	1.2%	50,811	1.1%
Leases	8,108	0.1%	6,572	0.1%
Total loans	$5,851,975	100.0%	$4,916,624	100.0%

Nonperforming Assets
The following tables set forth the amount of the Company’s NPAs as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(in thousands)	March 31, 2022	December 31, 2021
Performing nonaccrual loans	$11,643	$27,713
Nonperforming nonaccrual loans	2,293	2,637
Total nonaccrual loans	13,936	30,350
Loans 90 days past due and still accruing	152	—
Total nonperforming loans	14,088	30,350
Foreclosed assets	2,907	2,594
Total nonperforming assets	$16,995	$32,944
Nonperforming assets to total assets	0.17%	0.38%
Nonperforming loans to total loans	0.24%	0.62%
Allowance for credit losses to nonperforming loans	682%	294%

Changes in nonperforming assets during the three months ended March 31, 2022

(in thousands)	Balance at December 31, 2021	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at March 31, 2022
Commercial real estate:
CRE non-owner occupied	$7,899	2,214	(7,730)	—	—	$2,383
CRE owner occupied	5,036	—	(3,568)	—	—	1,468
Multifamily	4,457	—	(4,309)	—	—	148
Farmland	3,020	391	(792)	(294)	(313)	2,012
Total commercial real estate loans	20,412	2,605	(16,399)	(294)	(313)	6,011
Consumer
SFR 1-4 1st DT liens	3,596	340	(440)	—	—	3,496
SFR HELOCs and junior liens	3,801	931	(1,562)	—	—	3,170
Other	71	14	(6)	(1)	—	78
Total consumer loans	7,468	1,285	(2,008)	(1)	—	6,744
Commercial and industrial	2,415	396	(1,287)	(330)	—	1,194
Construction	55	85	(1)	—	—	139
Agriculture production	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total nonperforming loans	30,350	4,371	(19,695)	(625)	(313)	14,088
Foreclosed assets	2,594	—	—	—	313	2,907
Total nonperforming assets	$32,944	4,371	(19,695)	(625)	—	$16,995
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets decreased during the three months ended March 31, 2022 by $14,255,000 or 45.62% to $16,995,000 at March 31, 2022 compared to $32,944,000 at December 31, 2021. The decrease in nonperforming assets during the first quarter of 2022 was primarily the result of nonperforming loan sales, which totaled approximately $12,043,000 during the quarter. The nonperforming loans added during the period totaling $4,371,000 were acquired from VRB and identified as PCD. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the loan loss reserves associated with these loans is sufficient as of March 31, 2022.
Loan charge-offs during the three months ended March 31, 2022
In the third quarter of 2021, the Company recorded $1,493,000 in loan charge-offs and $89,000 in deposit overdraft charge-offs less $1,288,000 in loan recoveries and $33,000 in deposit overdraft recoveries, which collectively resulted in $261,000 of net recoveries. Loan charge-offs within the commercial and industrial portfolio totaled $1,112,000, with $655,000 related to a single borrower and two additional borrowers with charge-offs totaling $199,000 and $100,000, respectively. Concentrated recovery activity included $793,000 from a single CRE owner-occupied borrower and $290,000 from a single commercial and industrial loan.

(in thousands)

The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses as of the dates indicated:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Allowance for credit losses:
Qualitative and forecast factor allowance	$64,334	$59,855	$56,500
Cohort model allowance reserves	30,880	24,539	27,959
Allowance for individually evaluated loans	835	982	1,482
Total allowance for credit losses	$96,049	$85,376	$85,941
Allowance for credit losses for loans / total loans	1.64%	1.74%	1.73%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. Based on the current conditions of the loan portfolio, management believes that the $96,049,000 allowance for loan losses at March 31, 2022 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.
The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for loan losses as of the dates indicated:

(in thousands)	March 31, 2022		December 31, 2021		March 31, 2021
Commercial real estate	$54,992	57.3%	51,140	59.9%	$50,403	58.7%
Consumer	23,852	24.8%	23,474	27.5%	24,604	28.6%
Commercial and industrial	8,869	9.2%	3,862	4.5%	4,464	5.2%
Construction	7,437	7.7%	5,667	6.7%	5,476	6.4%
Agriculture production	883	0.9%	1,215	1.4%	988	1.1%
Leases	16	0.1%	18	—%	6	—%
Total allowance for credit losses	$96,049	100.0%	85,376	100.0%	$85,941	100.0%
The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Commercial real estate	1.43%	1.55%	1.62%
Consumer	2.10%	2.19%	2.36%
Commercial and industrial	1.77%	1.49%	0.81%
Construction	2.45%	2.55%	2.47%
Agriculture production	1.27%	2.39%	2.49%
Leases	0.20%	0.27%	0.13%
Total loans	1.64%	1.74%	1.73%

The following table summarizes the activity in the allowance for credit losses for the periods indicated:

	Three months ended March 31,
(in thousands)	2022	2021
Allowance for credit losses:
Balance at beginning of period	$85,376	$91,847
ACL on PCD loans	2,037	—
Provision for (reversal of) loan losses	8,205	(6,240)
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—
CRE owner occupied	—	—
Multifamily	—	—
Farmland	(294)	—
Consumer:
SFR 1-4 1st DT liens	—	—
SFR HELOCs and junior liens	—	—
Other	(119)	(193)
Commercial and industrial	(330)	(33)
Construction	—	—
Agriculture production	—	—
Leases	—	—
Total loans charged-off	(743)	(226)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	—	2
CRE owner occupied	—	1
Multifamily	—	—
Farmland	—	—
Consumer:
SFR 1-4 1st DT liens	40	10
SFR HELOCs and junior liens	175	285
Other	71	106
Commercial and industrial	887	136
Construction	—	—
Agriculture production	1	20
Leases	—	—
Total recoveries of previously charged-off loans	1,174	560
Net recoveries	431	334
Balance at end of period	$96,049	$85,941
Average total loans	$4,988,560	$4,763,025
Ratios (annualized):
Net recoveries during period to average loans outstanding during period	0.03%	0.03%
Provision for credit losses (benefit from reversal of) to average loans outstanding during period	0.66%	(0.52)%

Foreclosed Assets, Net of Allowance for Losses
The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses, for the three months ended March 31, 2022:

(in thousands)	Balance at December 31, 2021	Sales	Valuation Adjustments	Transfers from Loans	Balance at March 31, 2022
Land & construction	$155	$—	$—	$—	$155
Residential real estate	1,258	—	—	313	1,571
Commercial real estate	1,181	—	—	—	1,181
Total foreclosed assets	$2,594	$—	$—	$313	$2,907
Deposits
During the three months ended March 31, 2022, the Company’s deposits increased by $1,347,318,000 to $8,714,477,000 at quarter end, of which $131,839,000 was organic growth, and the remainder is attributed to the acquisition of VRB. Included in the March 31, 2022 and December 31, 2021 certificate of deposit balances is $1,000,000, respectively, from the State of California. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and creditworthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company.
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
On February 25, 2021 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the 2021 Repurchase Plan is subject to change. The Company may repurchase its outstanding shares of common stock from time to time in open market or privately-negotiated transactions, including block trades, or pursuant to 10b5-1 trading plans. The 2021 Repurchase Plan has no expiration date (in accordance with applicable laws and regulations).
Concurrently with the announcement of the completion of the VRB merger, the Company announced the resumption of its 2021 Repurchase Plan planned activities. During the three month period ended March 31, 2022 the Company no shares were repurchased under this Plan, respectively. As of March 31, 2022 a total of 1,936,683 shares remained authorized for repurchase under the 2021 Repurchase Plan.
Total shareholders' equity increased by $108,998,000 during the quarter ended March 31, 2022, as a result of issuing $173,585,000 in common stock associated with the VRB merger and net income of $20,374,000, which was partially offset by a decrease in accumulated other comprehensive income of $78,339,000 and $7,433,000 in cash dividends paid on common stock. As a result, the Company’s book value was $32.78 per share at March 31, 2022 as compared to $33.64 and $31.71 at December 31, 2021, and March 31, 2021, respectively. The Company’s tangible book value per share, a non-GAAP measure, calculated by subtracting goodwill and other intangible assets from total shareholders’ equity and dividing that sum by total shares outstanding, was $23.04 per share at March 31, 2022, as compared to $25.80 and $23.72 at December 31, 2021, and March 31, 2021, respectively.
Trailing Quarter Balance Sheet Change

	March 31, 2022		December 31, 2021
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total risk based capital	15.0%	10.5%	15.4%	10.5%
Tier I capital	13.1%	8.5%	14.2%	8.5%
Common equity Tier 1 capital	12.3%	7.0%	13.2%	7.0%
Leverage	10.8%	4.0%	9.9%	4.0%
See Note 10 and Note 16 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

As of March 31, 2022, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with current and prospective covenants in credit agreements.
Liquidity
The Company’s principal source of asset liquidity is cash at the Federal Reserve Bank of San Francisco (“Federal Reserve”) and other banks and marketable investment securities available for sale. As of March 31, 2022, Federal Reserve cash reserve ratios continue to be temporarily reduced to zero as a response to the worldwide COVID-19 pandemic and on-going impact on supply chains and the energy markets. The Company’s profitability during the first three months of 2022 generated cash flows from operations of $34,845,000 compared to $41,196,000 during the first three months of 2021. Net cash from investing activities was $121,914,000 for the three months ended March 31, 2022, compared to net cash used by investing activities of $460,561,000 during the three months ending 2021. Financing activities provided $110,503,000 during the three months ended March 31, 2022, compared to $359,336,000 used during the three months ended March 31, 2021. During the three months ended March 31, 2022 cash acquired in connection with the VRB merger of $426,883,000 and deposit balance increases of $131,839,000 were the largest contributor to the source of funding that facilitated net organic loan growth of $161,961,000 and net organic investment security growth of $32,105,000, inclusive of changes in the fair value of available for sale investment securities, compared to an increase of deposit balances of $357,466,000 during the same period in 2021.
The changes in contractual obligations of the Company and Bank, to include but not limited to term subordinated debt, operating leases, deferred compensation and supplemental retirement plans as well as off-balance sheet commitments such as unfunded loans and letters of credit. These contractual obligations increased as a result of the merger with VRB during the quarter ended March 31, 2022, but organically, remained otherwise consistent with similar balances or totals as of December 31, 2021.
The Company maintains a collateralized line of credit with the FHLB. Based on the FHLB stock requirements at March 31, 2022, this line provided for maximum borrowings of $2.22 billion of which none was outstanding. As of March 31, 2022, the Company had designated investment securities with a fair value of $67,027,000 and loans totaling $3.53 billion as potential collateral under this collateralized line of credit with the FHLB.
The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco (“FRB”). As of March 31, 2021, this line provided for maximum borrowings of $182,331,000 of which none was outstanding. As of March 31, 2021, the Company has designated investment securities with fair value of $5,800 and loans totaling $307,596,000 as potential collateral under this collateralized line of credit with the FRB.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments, which have historically included dividends to shareholders, scheduled debt service payments, and general operations. Shareholder dividends are expected to continue subject to the Board’s discretion and management's continuing evaluation of capital levels, earnings, asset quality and other factors. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to cover the Company's cash flow needs. However, the Company and its ability to generate liquidity through either the issuance of stock or debt, also serves as a potential source of strength for the Bank. Dividends paid by the Company to holders of its common stock used $7,433,000 and $7,432,000 of cash during the three months ended March 31, 2022 and 2021, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates occurring subsequent to December 31, 2021, the following update of the Company’s assessment of market risk as of March 31, 2022 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2021.
During the quarter ended March 31, 2022, market interest rates, including many rates that serve as reference indices for variable rate loans, increased modestly. However, the loan portfolio yield continues to have a downward bias due to the repricing of loans at lower rates and increased market competition stemming from loan to deposit ratios being at historic lows. As of March 31, 2022, the Company's loan portfolio consisted of approximately $5.9 billion in outstanding principal with a weighted average coupon rate of 4.24%, inclusive of the PPP program loans. Excluding PPP loans, the Company's loan portfolio has approximately $5.8 billion outstanding with a weighted average coupon rate of 4.27% as of March 31, 2022. Included in the March 31, 2022 loan total, exclusive of PPP loans, are variable rate loans totaling $3.4 billion, of which, $800,000,000 are considered floating based on the Wall Street Prime index and an additional $2,550,000 of variable rate loans which are generally tied to the 5-year US Treasury rate and are generally subject to reprice quarterly subsequent to the expiration of a fixed rate period of three months to five years.
Management funds the acquisition of nearly all of its earning assets through its core deposit gathering activities. As of March 31, 2022, non-interest bearing deposits represented 41.1% of total deposits. Further, during the quarter ended March 31, 2022, the cost of interest bearing deposits were 0.06% and the cost of total deposits were 0.04%. With the intent of stabilizing or increasing net interest income, management intends to continue to deploy its excess liquidity and seek to migrate certain earning assets into higher yielding categories (from investment securities and into loans, for example).

As of March 31, 2022 the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was less than 1.00%. Based on the historical nature of these rates in the United States not falling below zero, management believes that a shock scenario that reduces interest rates below zero would not provide meaningful results and therefore, have not been modeled. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous shock scenario over a twelve month period utilizing the Company's specific mix of interest earning assets and interest bearing liabilities as of March 31, 2022.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+200 (shock)	4.0%	7.1%
+100 (shock)	2.1%	4.9%
+ 0 (flat)	—	—
-100 (shock)	(4.4)%	(16.2)%
-200 (shock)	nm	nm

Item 4.    Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.
During the three months ended March 31, 2022, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K, which could materially affect our business, financial condition, or results of operations. In the first quarter of 2022, we identified the following additional risk factor:

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Company’s results of operations and financial condition.

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Company’s results of operations and financial condition. The macroeconomic environment in the United States is susceptible to global events and volatility in financial markets. For example, trade negotiations between the U.S. and other nations remain uncertain and could adversely impact economic and market conditions for the Company and its clients and counterparties. In addition, global demand for products may exceed supply during the economic recovery from the COVID-19 pandemic, and such shortages may cause inflation, adversely impact consumer and business confidence, and adversely affect the economy as well as the Company’s financial condition and results.

Specifically, on February 24, 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing war in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could affect our business, financial condition and operating results. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and our Form 10-K for the year ended December 31, 2021.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the periods indicated:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs at period end (2)
January 1-31, 2022	—	$—	—	1,936,683
February 1-28, 2022	—	—	—	1,936,683
March 1-31, 2022	1,332	41.40	—	1,936,683
Total	1,332		—
(1)Includes shares purchased by the Company’s Employee Stock Ownership Plan in open market purchases and shares tendered by employees pursuant to various other equity incentive plans. See Notes 9 and 10 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.
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

TRICO BANCSHARES
(Registrant)

Date: May 10, 2022	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)