Form 10-Q
period 2022-06-30
TRICO BANCSHARES /
filed 2022-08-08
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: June 30, 2022

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
Common stock, no par value: 33,346,427 shares outstanding as of August 5, 2022.

TriCo Bancshares
FORM 10-Q

GLOSSARY OF ACRONYMS AND TERMS

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
CARES	Coronavirus Aid, Relief and Economic Security Act
CDs	Certificates of Deposit
CDI	Core Deposit Intangible
CECL	Current Expected Credit Loss
COVID-19	Coronavirus Disease
CRE	Commercial Real Estate
CMO	Collateralized mortgage obligation
DFPI	State Department of Financial Protection and Innovation
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Board
FTE	Fully taxable equivalent
GAAP	Generally Accepted Accounting Principles (United States of America)
HELOC	Home equity line of credit
HTM	Held-to-Maturity
NPA	Nonperforming assets
OCI	Other Comprehensive Income
PCD	Purchase Credit Deteriorated
PPP	Paycheck Protection Program
ROUA	Right-of-Use Asset
RSU	Restricted Stock Unit
SBA	Small Business Administration
SERP	Supplemental Executive Retirement Plan
SFR	Single Family Residence
TDR	Troubled Debt Restructuring
VRB	Valley Republic Bancorp
XBRL	eXtensible Business Reporting Language

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	June 30, 2022	December 31, 2021
Assets:
Cash and due from banks	$49,630	$57,032
Cash at Federal Reserve and other banks	439,238	711,389
Cash and cash equivalents	488,868	768,421
Investment securities:
Marketable equity securities	2,706	2,938
Available for sale debt securities, net of allowance for credit losses of $—	2,606,065	2,207,938
Held to maturity debt securities, net of allowance for credit losses of $—	176,794	199,759
Restricted equity securities	17,250	17,250
Loans held for sale	1,216	3,466
Loans	6,113,421	4,916,624
Allowance for credit losses	(97,944)	(85,376)
Total loans, net	6,015,477	4,831,248
Premises and equipment, net	73,811	78,687
Cash value of life insurance	132,857	117,857
Accrued interest receivable	25,861	19,292
Goodwill	307,942	220,872
Other intangible assets, net	20,074	12,369
Operating leases, right-of-use	27,154	25,665
Other assets	224,536	109,025
Total assets	$10,120,611	$8,614,787
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$3,604,237	$2,979,882
Interest-bearing	5,152,538	4,387,277
Total deposits	8,756,775	7,367,159
Accrued interest payable	755	928
Operating lease liability	29,283	26,280
Other liabilities	155,529	112,070
Other borrowings	35,089	50,087
Junior subordinated debt	101,003	58,079
Total liabilities	9,078,434	7,614,603
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, no par value: 50,000,000 shares authorized; 33,350,974 and 29,730,424 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	696,441	532,244
Retained earnings	491,705	466,959
Accumulated other comprehensive (loss) income, net of tax	(145,969)	981
Total shareholders’ equity	1,042,177	1,000,184
Total liabilities and shareholders’ equity	$10,120,611	$8,614,787
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$69,918	$60,304	$127,663	$120,740
Investments:
Taxable securities	14,036	6,934	23,998	13,111
Tax exempt securities	1,323	851	2,265	1,774
Dividends	314	255	575	472
Interest bearing cash at Federal Reserve and other banks	1,364	135	1,649	298
Total interest and dividend income	86,955	68,479	156,150	136,395
Interest expense:
Deposits	848	828	1,527	1,765
Other borrowings	5	5	10	9
Junior subordinated debt	1,056	563	1,643	1,098
Total interest expense	1,909	1,396	3,180	2,872
Net interest income	85,046	67,083	152,970	133,523
Provision for (reversal of) credit losses	2,100	(260)	10,430	(6,320)
Net interest income after credit loss provision (reversal)	82,946	67,343	142,540	139,843
Non-interest income:
Service charges and fees	13,044	10,930	24,740	21,406
Gain on sale of loans	542	2,847	1,788	6,094
Gain on sale of investment securities	—	—	—	—
Asset management and commission income	1,039	947	1,926	1,781
Increase in cash value of life insurance	752	745	1,390	1,418
Other	1,053	488	1,682	1,368
Total non-interest income	16,430	15,957	31,526	32,067
Non-interest expense:
Salaries and related benefits	34,370	27,081	62,967	52,411
Other	21,894	17,090	39,744	33,378
Total non-interest expense	56,264	44,171	102,711	85,789
Income before provision for income taxes	43,112	39,129	71,355	86,121
Provision for income taxes	11,748	10,767	19,617	24,110
Net income	$31,364	$28,362	$51,738	$62,011
Per share data:
Basic earnings per share	$0.93	$0.95	$1.63	$2.09
Diluted earnings per share	$0.93	$0.95	$1.62	$2.07
Dividends per share	$0.25	$0.25	$0.50	$0.50
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$31,364	$28,362	$51,738	$62,011
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	(68,611)	5,206	(147,008)	(3,484)
Change in minimum pension liability	—	—	58	—
Change in joint beneficiary agreements	—	—	—	(629)
Other comprehensive income (loss)	(68,611)	5,206	(146,950)	(4,113)
Comprehensive income (loss)	$(37,247)	$33,568	$(95,212)	$57,898
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2021	29,727,122	$531,367	$408,211	$2,961	$942,539
Net income			28,362		28,362
Other comprehensive income				5,206	5,206
Stock options exercised	1,675	28			28
RSU vesting		405			405
PSU vesting		221			221
RSUs released	42,511				—
PSUs released	—				—
Repurchase of common stock	(55,014)	(983)	(1,568)		(2,551)
Dividends paid ($0.25 per share)			(7,430)		(7,430)
Three months ended June 30, 2021	29,716,294	$531,038	$427,575	$8,167	$966,780

Balance at March 31, 2022	33,837,935	$706,672	$479,868	$(77,358)	$1,109,182
Net income			31,364		31,364
Other comprehensive loss				(68,611)	(68,611)
Stock options exercised	12,000	201			201
RSU vesting		714			714
PSU vesting		216			216
RSUs released	45,482				—
PSUs released	—				—
Issuance of common stock	—				—
Repurchase of common stock	(544,443)	(11,362)	(11,168)		(22,530)
Dividends paid ($0.25 per share)			(8,359)		(8,359)
Three months ended June 30, 2022	33,350,974	$696,441	$491,705	$(145,969)	$1,042,177

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	29,727,214	$530,835	$381,999	$12,280	$925,114
Net income			62,011		62,011
Other comprehensive loss				(4,113)	(4,113)
Stock options exercised	1,675	28			28
RSU vesting		757			757
PSU vesting		406			406
RSUs released	42,712				—
PSUs released	—				—
Repurchase of common stock	(55,307)	(988)	(1,573)		(2,561)
Dividends paid ($0.50 per share)			(14,862)		(14,862)
Six months ended June 30, 2021	29,716,294	$531,038	$427,575	$8,167	$966,780

Balance at January 1, 2022	29,730,424	$532,244	$466,959	$981	$1,000,184
Net income			51,738		51,738
Other comprehensive loss				(146,950)	(146,950)
Stock options exercised	15,325	256			256
RSU vesting		1,279			1,279
PSU vesting		463			463
RSUs released	45,482				—
PSUs released	—				—
Issuance of common stock	4,105,518	173,585			173,585
Repurchase of common stock	(545,775)	(11,386)	(11,200)		(22,586)
Dividends paid ($0.50 per share)			(15,792)		(15,792)
Six months ended June 30, 2022	33,350,974	$696,441	$491,705	$(145,969)	$1,042,177

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the six months ended June 30,
	2022	2021
Operating activities:
Net income	$51,738	$62,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	2,962	3,357
Amortization of intangible assets	2,930	2,862
Provision for (reversal of) credit losses on loans	10,145	(6,385)
Amortization of investment securities premium, net	6,297	2,855
Originations of loans for resale	(50,254)	(129,684)
Proceeds from sale of loans originated for resale	53,806	135,353
Gain on sale of loans	(1,788)	(6,094)
Change in market value of mortgage servicing rights	(410)	459
Provision for losses on foreclosed assets	—	9
Gain on transfer of loans to foreclosed assets	(97)	(20)
Gain on sale of foreclosed assets	—	(46)
Operating lease expense payments	(2,815)	(2,430)
Gain on disposal of fixed assets	(1,073)	(426)
Increase in cash value of life insurance	(1,390)	(1,418)
Loss on marketable equity securities	232	45
Equity compensation vesting expense	1,742	1,163
Change in:
Interest receivable	(3,175)	1,081
Interest payable	(699)	(336)
Amortization of operating lease ROUA	2,930	2,645
Other assets and liabilities, net	1,059	(6,195)
Net cash from operating activities	72,140	58,806

Investing activities:
Proceeds from maturities of securities available for sale	151,486	180,046
Proceeds from maturities of securities held to maturity	22,752	48,269
Purchases of securities available for sale	(654,691)	(620,634)
Loan origination and principal collections, net	(423,606)	(79,803)
Loans purchased	—	(101,466)
Proceeds from sale of other real estate owned	—	756
Proceeds from sale of premises and equipment	6,689	2,700
Purchases of premises and equipment	(2,223)	(854)
Cash acquired from VRB, net of cash consideration paid	426,883	—
Net cash used by investing activities	(472,710)	(570,986)

Financing activities:
Net change in deposits	174,137	486,119
Net change in other borrowings	(14,998)	13,645
Repurchase of common stock, net of option exercises	(22,586)	(2,561)
Dividends paid	(15,792)	(14,862)
Exercise of stock options	256	28
Net cash from financing activities	121,017	482,369
Net change in cash and cash equivalents	(279,553)	(29,811)

Cash and cash equivalents, beginning of period	768,421	669,551
Cash and cash equivalents, end of period	$488,868	$639,740
Supplemental disclosure of noncash activities:
Unrealized loss on securities available for sale	$(208,710)	$(4,945)
Loans transferred to held-for-sale	12,044	—
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	829	451
Obligations incurred in conjunction with leased assets	3,867	1,308
Loans transferred to foreclosed assets	688	102
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	3,353	3,208
Cash paid for income taxes	12,000	33,300

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
The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by the Company and three acquired with the acquisition of North Valley Bancorp. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,751,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. See the footnote 'Junior Subordinated Debt' for additional information on borrowings outstanding.
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
Allowance for Credit Losses - Securities
The Company measures expected credit losses on HTM debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on HTM debt securities totaled was considered insignificant at June 30, 2022 and is therefore excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current condition and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption.

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
The Company evaluates AFS debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the three and six month periods ended June 30, 2022 and 2021, respectively.
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
Accounting Standards Pending Adoption
FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, and to introduce new disclosure requirements there within. Amendments in this ASU are effective for the Company beginning after December 31, 2023, with early adoption permitted. Management is evaluating the extent to which this standard will impact the consolidated financial statements..
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
Note 2 - Business Combinations
On March 25, 2022, the Company completed its acquisition of Valley Republic Bancorp (VRB), including the merger of Valley Republic Bank into Tri Counties Bank, with Tri Counties Bank as the surviving entity, in accordance with the terms of the merger agreement dated as of July 27, 2021. The cash and stock transaction was valued at approximately $174.0 million in aggregate, based on TriCo's closing stock price of $42.48 on March 25, 2022. Under the terms of the merger agreement, the Company issued approximately 4.1 million shares, in addition to approximately $431,000 in cash paid out for settlement of stock option awards at VRB.

VRB was headquartered in Bakersfield, California, and had four branch locations at acquisition in and around Bakersfield, which all now operate as branches for Tri Counties Bank, and a loan production office in Fresno, California. The Company's overlapping Bakersfield branch was consolidated into the acquired VRB branch during the quarter ended June 30, 2022, and the Company anticipates the VRB loan production office in Fresno will be consolidated with the nearby legacy loan production office during the third quarter of 2022.

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

The following table summarizes the consideration paid for VRB and the amounts of assets acquired and liabilities assumed that were recorded at the acquisition date (in thousands):

Valley Republic Bancorp March 25, 2022
Fair value of consideration transferred:
Fair value of shares issued	$173,585
Cash consideration	431
Total fair value of consideration transferred	174,016
Assets acquired:
Cash and cash equivalents	427,314
Securities available for sale	109,716
Loans and leases	771,353
Premises and equipment	4,658
Cash value of life insurance	13,609
Core deposit intangible	10,635
Other assets	26,244
Total assets acquired	1,363,529
Liabilities assumed:
Deposits	(1,215,479)
Subordinated debt	(47,236)
SERP liability	(3,352)
Other liabilities	(10,516)
Total liabilities assumed	(1,276,583)
Total net assets acquired	86,946
Goodwill recognized	$87,070
Note 3 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	June 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,671,797	$363	$(135,329)	$1,536,831
Obligations of states and political subdivisions	333,709	305	(30,320)	303,694
Corporate bonds	7,659	—	(115)	7,544
Asset backed securities	448,742	104	(14,654)	434,192
Non-agency collateralized mortgage obligations	353,260	—	(29,456)	$323,804
Total debt securities available for sale	$2,815,167	$772	$(209,874)	$2,606,065

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$170,337	$12	$(5,679)	$164,670
Obligations of states and political subdivisions	6,457	41	(26)	6,472
Total debt securities held to maturity	$176,794	$53	$(5,705)	$171,142

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,260,226	$8,193	$(11,030)	$1,257,389
Obligations of states and political subdivisions	187,197	5,832	(785)	192,244
Corporate bonds	6,722	34	—	6,756
Asset backed securities	408,329	2,354	(1,131)	409,552
Non-agency collateralized mortgage obligations	345,856	—	(3,859)	341,997
Total debt securities available for sale	$2,208,330	$16,413	$(16,805)	$2,207,938
Debt Securities Held to Maturity
Obligations of U.S. government agencies	192,068	8,131	—	200,199
Obligations of states and political subdivisions	7,691	250	—	7,941
Total debt securities held to maturity	$199,759	$8,381	$—	$208,140
There were no sales of investment securities during the three and six months ended June 30, 2022 and 2021, respectively. Investment securities with an aggregate carrying value of $551,717,000 and $423,892,000 at June 30, 2022 and December 31, 2021, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at June 30, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2022, obligations of U.S. government corporations and agencies with a cost basis totaling $1,617,707,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At June 30, 2022, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.54 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.
As of June 30, 2022, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$14,470	$14,303	$—	$—
Due after one year through five years	123,099	118,336	1,645	1,655
Due after five years through ten years	423,389	409,143	13,742	13,605
Due after ten years	2,254,209	2,064,283	161,407	155,882
Totals	$2,815,167	$2,606,065	$176,794	$171,142

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

June 30, 2022:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,268,144	$(108,243)	$206,484	$(27,086)	$1,474,628	$(135,329)
Obligations of states and political subdivisions	262,159	(28,483)	8,564	(1,837)	270,723	(30,320)
Corporate bonds	6,044	(115)	—	—	6,044	(115)
Asset backed securities	308,125	(9,125)	120,128	(5,529)	428,253	(14,654)
Non-agency collateralized mortgage obligations	277,384	(28,979)	14,579	(477)	291,963	(29,456)
Total debt securities available for sale	$2,121,856	$(174,945)	$349,755	$(34,929)	$2,471,611	$(209,874)

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$164,158	$(5,679)	$—	$—	$164,158	$(5,679)
Obligations of states and political subdivisions	545	(26)	$—	$—	545	(26)
Total debt securities held to maturity	$164,703	$(5,705)	$—	$—	$164,703	$(5,705)

December 31, 2021:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$947,108	$(9,737)	$44,086	$(1,293)	$991,194	$(11,030)
Obligations of states and political subdivisions	56,154	(785)	—	—	56,154	(785)
Asset backed securities	62,792	(259)	109,748	(872)	172,540	(1,131)
Non-agency collateralized mortgage obligations	327,045	(3,859)	—	—	327,045	(3,859)
Total debt securities available for sale	$1,393,099	$(14,640)	$153,834	$(2,165)	$1,546,933	$(16,805)
Obligations of U.S. government agencies: The unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases and illiquidity. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded. At June 30, 2022, 243 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of 7.92% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of June 30, 2022. At June 30, 2022, 201 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 10.06% from the Company’s amortized cost basis.
Corporate bonds: The unrealized losses on investments in corporate bonds were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of June 30, 2022. At June 30, 2022, 6 debt securities representing corporate bonds had unrealized losses with aggregate depreciation of 1.87% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors for these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through June 30, 2022 has not experienced any deterioration in credit rating. At June 30, 2022, 37 asset backed securities had unrealized losses with aggregate depreciation of 3.31% from the Company’s amortized cost basis. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of June 30, 2022.
Non-agency collateralized mortgage obligations: The unrealized losses on investments in non-agency collateralized mortgage obligations were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of June 30, 2022. At June 30, 2022, 20 debt securities representing corporate bonds had unrealized losses with aggregate depreciation of 9.16% from the Company’s amortized cost basis.
The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	June 30, 2022		December 31, 2021
	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
	(In thousands)		(In thousands)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$170,337	$—	$192,068	$—
Obligations of states and political subdivisions	6,457	—	7,691	—
Total debt securities held to maturity	$176,794	$—	$199,759	$—

Note 4 – Loans
A summary of loan balances follows:

(in thousands)	June 30, 2022	December 31, 2021
Commercial real estate:
CRE non-owner occupied	$1,993,848	$1,603,141
CRE owner occupied	933,589	706,307
Multifamily	869,970	823,500
Farmland	252,486	173,106
Total commercial real estate loans	4,049,893	3,306,054
Consumer:
SFR 1-4 1st DT liens	718,690	666,960
SFR HELOCs and junior liens	384,813	337,513
Other	59,486	67,078
Total consumer loans	1,162,989	1,071,551
Commercial and industrial	507,685	259,355
Construction	313,646	222,281
Agriculture production	71,373	50,811
Leases	7,835	6,572
Total loans, net of deferred loan fees and discounts	$6,113,421	$4,916,624
Total principal balance of loans owed, net of charge-offs	$6,160,388	$4,946,653
Unamortized net deferred loan fees	(13,867)	(13,922)
Discounts to principal balance of loans owed, net of charge-offs	(33,100)	(16,107)
Total loans, net of unamortized deferred loan fees and discounts	$6,113,421	$4,916,624
Allowance for credit losses on loans	$(97,944)	$(85,376)

In March 2020 (Round 1) and subsequently in December 2020 (Round 2), the Small Business Administration ("SBA") Paycheck
Protection Program ("PPP") was created to help small businesses keep workers employed during the COVID-19 crisis. Tri Counties

Bank, through its online portal, facilitated the ability for borrowers to open a new deposit account and submit PPP applications during the entirety of the Programs. The SBA ended PPP and did not accept new borrowing applications, effective May 31, 2021. PPP loan balances included in commercial and industrial loan totals above were $17,754,000 and $61,147,000, net of approximately $318,000 and $2,164,000 in deferred fee income as of June 30, 2022 and December 31, 2021, respectively. During the three months ended June 30, 2022, the Company recognized $872,000 in fees on PPP loans as compared with $974,000 and $2,344,000 for the three months ended March 31, 2022 and June, 2021, respectively. Based on the payment guarantee provided by the SBA as well as the expected short-term duration of the PPP loans acquired from VRB, the fair value of these loans approximates the principal balance outstanding as of the merger date, and therefore, no purchase discount was recorded.
Note 5 – Allowance for Credit Losses
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Three months ended June 30, 2022
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$28,055	$—	$—	$26	$28,081
CRE owner occupied	12,071	—	1	548	12,620
Multifamily	11,987	—	—	(192)	11,795
Farmland	2,879	—	—	75	2,954
Total commercial real estate loans	54,992	—	1	457	55,450
Consumer:
SFR 1-4 1st DT liens	10,669	—	1	(359)	10,311
SFR HELOCs and junior liens	10,843	—	153	595	11,591
Other	2,167	(166)	76	(48)	2,029
Total consumer loans	23,679	(166)	230	188	23,931
Commercial and industrial	9,042	(235)	124	1,048	9,979
Construction	7,437	—	—	85	7,522
Agriculture production	883	—	1	162	1,046
Leases	16	—	—	—	16
Allowance for credit losses on loans	$96,049	$(401)	$356	$1,940	$97,944
Reserve for unfunded commitments	3,915	—	—	160	4,075
Total	$99,964	$(401)	$356	$2,100	$102,019

	Allowance for credit losses – Six months ended June 30, 2022
(in thousands)	Beginning Balance	ACL on PCD Loans	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$25,739	$746	$—	$—	$1,596	$28,081
CRE owner occupied	10,691	63	—	1	1,865	12,620
Multifamily	12,395	—	—	—	(600)	11,795
Farmland	2,315	764	(294)	—	169	2,954
Total commercial real estate loans	51,140	1,573	(294)	1	3,030	55,450
Consumer:
SFR 1-4 1st DT liens	10,723	144	—	41	(597)	10,311
SFR HELOCs and junior liens	10,510	—	—	328	753	11,591
Other	2,241	—	(285)	147	(74)	2,029
Total consumer loans	23,474	144	(285)	516	82	23,931
Commercial and industrial	3,862	81	(565)	1,011	5,590	9,979
Construction	5,667	201	—	—	1,654	7,522
Agriculture production	1,215	38	—	2	(209)	1,046
Leases	18	—	—	—	(2)	16
Allowance for credit losses on loans	$85,376	$2,037	$(1,144)	$1,530	$10,145	$97,944
Reserve for unfunded commitments	3,790	—	—	—	285	4,075
Total	$89,166	$2,037	$(1,144)	$1,530	$10,430	$102,019

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
The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and included improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date, particularly CA unemployment trends. However, management notes that the majority of economic forecasts utilized in the ACL calculation have remained directionally consistent with preceding quarters, as general economic conditions continue to improve, albeit at a pace slower than expected due to unforeseen disruptions in the supply chain and increasing energy prices. In addition, management notes that the actual and forecast increases in inflation that were previously identified by the Federal Reserve Board as "transitory", combined with overseas conflicts and leading to the rise in short-term interest rates and flattening or inversion of the yield curve, may be further indication of future economic contraction. As a result, management continues to believe that certain credit weakness are likely present in the overall economy and that it is appropriate to cautiously maintain a reserve level that incorporates such risk factors.
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

For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Year ended December 31, 2021
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$29,380	$—	$12	$(3,653)	$25,739
CRE owner occupied	10,861	(18)	794	(946)	10,691
Multifamily	11,472	—	—	923	12,395
Farmland	1,980	(126)	—	461	2,315
Total commercial real estate loans	53,693	(144)	806	(3,215)	51,140
Consumer:
SFR 1-4 1st DT liens	10,117	(145)	13	738	10,723
SFR HELOCs and junior liens	11,771	(29)	1,127	(2,359)	10,510
Other	3,260	(577)	361	(803)	2,241
Total consumer loans	25,148	(751)	1,501	(2,424)	23,474
Commercial and industrial	4,252	(1,470)	755	325	3,862
Construction	7,540	(27)	—	(1,846)	5,667
Agriculture production	1,209	—	24	(18)	1,215
Leases	5	—	—	13	18
Allowance for credit losses on loans	$91,847	$(2,392)	$3,086	$(7,165)	$85,376
Reserve for unfunded commitments	3,400	—	—	390	3,790
Total	$95,247	$(2,392)	$3,086	$(6,775)	$89,166

	Allowance for credit losses – Three months ended June 30, 2021
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial real estate:
CRE non-owner occupied	$26,434	$—	$—	$(406)	$26,028
CRE owner occupied	9,874	—	—	589	10,463
Multifamily	12,371	—	—	825	13,196
Farmland	1,724	—	—	226	1,950
Total commercial real estate loans	50,403	—	—	1,234	51,637
Consumer:
SFR 1-4 1st DT liens	10,665	—	1	(37)	10,629
SFR HELOCs and junior liens	11,079	—	512	(890)	10,701
Other	2,860	(86)	59	(213)	2,620
Total consumer loans	24,604	(86)	572	(1,140)	23,950
Commercial and industrial	4,464	(301)	79	269	4,511
Construction	5,476	—	—	(525)	4,951
Agriculture production	988	—	2	17	1,007
Leases	6	—	—	—	6
Allowance for credit losses on loans	$85,941	$(387)	$653	$(145)	$86,062
Reserve for unfunded commitments	3,580	—	—	(115)	3,465
Total	$89,521	$(387)	$653	$(260)	$89,527

	Allowance for credit losses – Six months ended June 30, 2021
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial real estate:
CRE non-owner occupied	$29,380	$—	$2	$(3,354)	$26,028
CRE owner occupied	10,861	—	1	(399)	10,463
Multifamily	11,472	—	—	1,724	13,196
Farmland	1,980	—	—	(30)	1,950
Total commercial real estate loans	53,693	—	3	(2,059)	51,637
Consumer:
SFR 1-4 1st DT liens	10,117	—	11	501	10,629
SFR HELOCs and junior liens	11,771	—	797	(1,867)	10,701
Other	3,260	(279)	165	(526)	2,620
Total consumer loans	25,148	(279)	973	(1,892)	23,950
Commercial and industrial	4,252	(334)	215	378	4,511
Construction	7,540	—	—	(2,589)	4,951
Agriculture production	1,209	—	22	(224)	1,007
Leases	5	—	—	1	6
Allowance for credit losses on loans	91,847	(613)	1,213	(6,385)	86,062
Reserve for unfunded commitments	3,400	—	—	65	3,465
Total	$95,247	$(613)	$1,213	$(6,320)	$89,527

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$246,267	$303,771	$143,028	$225,073	$156,816	$782,384	$96,689	$—	$1,954,028
Special Mention	—	—	—	8,707	395	22,033	1,346	—	32,481
Substandard	—	997	817	—	1,074	4,451	—	—	7,339
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$246,267	$304,768	$143,845	$233,780	$158,285	$808,868	$98,035	$—	$1,993,848

Commercial real estate:
CRE owner occupied risk ratings
Pass	$148,623	$193,911	$130,357	$70,285	$50,755	$274,723	$35,255	$—	$903,909
Special Mention	—	14,344	238	—	289	7,568	—	—	22,439
Substandard	—	726	—	—	1,167	4,357	991	—	7,241
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$148,623	$208,981	$130,595	$70,285	$52,211	$286,648	$36,246	$—	$933,589

Commercial real estate:
Multifamily risk ratings
Pass	$80,607	$285,352	$98,519	$71,369	$107,010	$197,381	$29,592	$—	$869,830
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	140	—	—	140
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily loans	$80,607	$285,352	$98,519	$71,369	$107,010	$197,521	$29,592	$—	$869,970

Commercial real estate:
Farmland risk ratings
Pass	$17,196	$54,856	$18,882	$23,927	$14,421	$43,218	$51,535	$—	$224,035
Special Mention	—	—	—	—	1,278	879	13,911	—	16,068
Substandard	—	—	335	1,869	1,901	7,915	363	—	12,383
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$17,196	$54,856	$19,217	$25,796	$17,600	$52,012	$65,809	$—	$252,486

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$87,716	$274,083	$141,996	$37,081	$31,437	$127,661	$—	$3,414	$703,388
Special Mention	—	—	—	284	3,316	4,954	—	420	8,974
Substandard	—	296	—	—	1,050	4,510	—	472	6,328
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$87,716	$274,379	$141,996	$37,365	$35,803	$137,125	$—	$4,306	$718,690

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
SFR HELOCs and Junior Liens
Pass	$424	$—	$—	$—	$—	$156	$367,648	$8,860	$377,088
Special Mention	—	—	—	—	—	50	2,730	264	3,044
Substandard	—	—	—	—	—	—	3,791	890	4,681
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$424	$—	$—	$—	$—	$206	$374,169	$10,014	$384,813

Consumer loans:
Other risk ratings
Pass	$7,929	$15,101	$12,241	$13,438	$6,472	$2,452	$834	$—	$58,467
Special Mention	—	—	99	155	191	161	66	—	672
Substandard	1	—	53	87	90	87	29	—	347
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$7,930	$15,101	$12,393	$13,680	$6,753	$2,700	$929	$—	$59,486

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$111,414	$88,509	$32,281	$29,168	$9,402	$13,044	$218,448	$1,002	$503,268
Special Mention	—	95	24	1,770	100	53	193	—	2,235
Substandard	—	—	—	145	35	1,140	733	129	2,182
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$111,414	$88,604	$32,305	$31,083	$9,537	$14,237	$219,374	$1,131	$507,685

Construction loans:
Construction risk ratings
Pass	$24,931	$85,165	$105,793	$77,674	$3,028	$5,333	$—	$—	$301,924
Special Mention	—	—	—	11,504	—	—	—	—	11,504
Substandard	—	—	—	85	—	133	—	—	218
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$24,931	$85,165	$105,793	$89,263	$3,028	$5,466	$—	$—	$313,646

Agriculture production loans:
Agriculture production risk ratings
Pass	$304	$2,759	$1,509	$1,642	$3,158	$1,300	$46,337	$—	$57,009
Special Mention	—	—	1,804	—	123	35	6,440	—	8,402
Substandard	—	—	—	—	—	—	5,962	—	5,962
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$304	$2,759	$3,313	$1,642	$3,281	$1,335	$58,739	$—	$71,373

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Leases:
Lease risk ratings
Pass	$7,835	$—	$—	$—	$—	$—	$—	$—	$7,835
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$7,835	$—	$—	$—	$—	$—	$—	$—	$7,835

Total loans outstanding:
Risk ratings
Pass	$733,246	$1,303,507	$684,606	$549,657	$382,499	$1,447,652	$846,338	$13,276	$5,960,781
Special Mention	—	14,439	2,165	22,420	5,692	35,733	24,686	684	105,819
Substandard	1	2,019	1,205	2,186	5,317	22,733	11,869	1,491	46,821
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$733,247	$1,319,965	$687,976	$574,263	$393,508	$1,506,118	$882,893	$15,451	$6,113,421

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2021
(in thousands)	2021	2020	2019	2018	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$275,305	$127,299	$199,764	$133,046	$224,581	$543,430	$49,899	$—	$1,553,324
Special Mention	—	—	8,386	399	4,390	20,612	1,732	—	35,519
Substandard	—	—	—	1,382	739	12,177	—	—	14,298
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$275,305	$127,299	$208,150	$134,827	$229,710	$576,219	$51,631	$—	$1,603,141

Commercial real estate:
CRE owner occupied risk ratings
Pass	$178,092	$104,571	$63,979	$48,721	$55,399	$203,431	$22,745	$—	$676,938
Special Mention	15,515	—	—	289	2,964	3,833	—	—	22,601
Substandard	—	—	858	1,214	455	4,241	—	—	6,768
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$193,607	$104,571	$64,837	$50,224	$58,818	$211,505	$22,745	$—	$706,307

Commercial real estate:
Multifamily risk ratings
Pass	$278,942	$100,752	$71,822	$109,374	$85,932	$146,984	$25,236	$—	$819,042
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	4,305	—	—	153	—	—	4,458
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily loans	$278,942	$100,752	$76,127	$109,374	$85,932	$147,137	$25,236	$—	$823,500

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2021
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
Farmland risk ratings
Pass	$43,601	$17,399	$20,223	$15,119	$9,129	$18,455	$37,612	$—	$161,538
Special Mention	—	—	—	—	1,197	2,519	1,491	—	5,207
Substandard	—	—	2,895	—	578	1,371	1,517	—	6,361
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$43,601	$17,399	$23,118	$15,119	$10,904	$22,345	$40,620	$—	$173,106

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$268,743	$159,860	$40,661	$30,880	$36,197	$113,519	$—	$3,527	$653,387
Special Mention	—	—	286	3,282	416	1,476	—	383	5,843
Substandard	1,103	—	—	1,089	256	4,758	—	524	7,730
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$269,846	$159,860	$40,947	$35,251	$36,869	$119,753	$—	$4,434	$666,960

Consumer loans:
SFR HELOCs and Junior Liens
Pass	$494	$—	$—	$—	$—	$185	$317,381	$9,675	$327,735
Special Mention	—	—	—	—	—	53	3,655	832	4,540
Substandard	—	—	—	—	—	2	4,164	1,072	5,238
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$494	$—	$—	$—	$—	$240	$325,200	$11,579	$337,513

Consumer loans:
Other risk ratings
Pass	$20,920	$15,939	$17,316	$8,016	$2,137	$1,079	$612	$—	$66,019
Special Mention	—	46	157	233	98	51	69	—	654
Substandard	—	53	96	94	67	85	10	—	405
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$20,920	$16,038	$17,569	$8,343	$2,302	$1,215	$691	$—	$67,078

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$92,972	$17,933	$27,335	$11,335	$6,355	$6,774	$89,358	$860	$252,922
Special Mention	—	2,417	69	152	71	80	116	—	2,905
Substandard	—	—	146	152	804	414	1,832	180	3,528
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$92,972	$20,350	$27,550	$11,639	$7,230	$7,268	$91,306	$1,040	$259,355

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2021
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Construction loans:
Construction risk ratings
Pass	$66,318	$79,567	$58,383	$4,849	$1,716	$8,148	$—	$—	$218,981
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	2,675	472	—	—	—	153	—	—	3,300
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$68,993	$80,039	$58,383	$4,849	$1,716	$8,301	$—	$—	$222,281

Agriculture production loans:
Agriculture production risk ratings
Pass	$2,068	$878	$1,393	$801	$940	$853	$43,686	$—	$50,619
Special Mention	—	—	—	150	—	42	—	—	192
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$2,068	$878	$1,393	$951	$940	$895	$43,686	$—	$50,811

Leases:
Lease risk ratings
Pass	$6,572	$—	$—	$—	$—	$—	$—	$—	$6,572
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$6,572	$—	$—	$—	$—	$—	$—	$—	$6,572

Total loans outstanding:
Risk ratings
Pass	$1,234,027	$624,198	$500,876	$362,141	$422,386	$1,042,858	$586,529	$14,062	$4,787,077
Special Mention	15,515	2,463	8,898	4,505	9,136	28,666	7,063	1,215	77,461
Substandard	3,778	525	8,300	3,931	2,899	23,354	7,523	1,776	52,086
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$1,253,320	$627,186	$518,074	$370,577	$434,421	$1,094,878	$601,115	$17,053	$4,916,624

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of June 30, 2022
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$—	$—	$1,222	$1,222	$1,992,626	$1,993,848
CRE owner occupied	75	111	273	459	933,130	933,589
Multifamily	—	—	—	—	869,970	869,970
Farmland	335	—	—	335	252,151	252,486
Total commercial real estate loans	410	111	1,495	2,016	4,047,877	4,049,893
Consumer:
SFR 1-4 1st DT liens	76	387	291	754	717,936	718,690
SFR HELOCs and junior liens	858	396	915	2,169	382,644	384,813
Other	194	39	86	319	59,167	59,486
Total consumer loans	1,128	822	1,292	3,242	1,159,747	1,162,989
Commercial and industrial	58	282	150	490	507,195	507,685
Construction	—	84	—	84	313,562	313,646
Agriculture production	88	—	—	88	71,285	71,373
Leases	—	—	—	—	7,835	7,835
Total	$1,684	$1,299	$2,937	$5,920	$6,107,501	$6,113,421

	Analysis of Past Due Loans - As of December 31, 2021
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$226	$37	$—	$263	$1,602,878	$1,603,141
CRE owner occupied	271	127	273	671	705,636	706,307
Multifamily	—	—	—	—	823,500	823,500
Farmland	—	—	575	575	172,531	173,106
Total commercial real estate loans	497	164	848	1,509	3,304,545	3,306,054
Consumer:
SFR 1-4 1st DT liens	—	13	362	375	666,585	666,960
SFR HELOCs and junior liens	36	361	1,212	1,609	335,904	337,513
Other	109	7	28	144	66,934	67,078
Total consumer loans	145	381	1,602	2,128	1,069,423	1,071,551
Commercial and industrial	146	245	166	557	258,798	259,355
Construction	—	90	—	90	222,191	222,281
Agriculture production	48	—	—	48	50,763	50,811
Leases	—	—	—	—	6,572	6,572
Total	$836	$880	$2,616	$4,332	$4,912,292	$4,916,624

The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of June 30, 2022			As of December 31, 2021
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$2,161	$2,161	$—	$7,899	$7,899	$—
CRE owner occupied	1,441	1,441	—	4,763	5,036	—
Multifamily	140	140	—	4,457	4,457	—
Farmland	363	363	—	452	3,020	—
Total commercial real estate loans	4,105	4,105	—	17,571	20,412	—
Consumer:
SFR 1-4 1st DT liens	3,323	3,323	—	3,594	3,595	—
SFR HELOCs and junior liens	2,879	3,315	—	3,285	3,801	—
Other	30	108	—	48	71	—
Total consumer loans	6,232	6,746	—	6,927	7,467	—
Commercial and industrial	539	954	—	1,904	2,416	—
Construction	120	120	—	15	55	—
Agriculture production	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Sub-total	10,996	11,925	—	26,417	30,350	—
Less: Guaranteed loans	(115)	—	—	(713)	(775)
Total, net	$10,881	$11,925	$—	$25,704	$29,575	$—
Interest income on non accrual loans that would have been recognized during the three months ended June 30, 2022 and 2021, if all such loans had been current in accordance with their original terms, totaled $237,000 and $524,000, respectively. Interest income actually recognized on these originated loans during the three months ended June 30, 2022 and 2021 was $6,000 and $159,000, respectively.
Interest income on non accrual loans that would have been recognized during the six months ended June 30, 2022 and 2021, if all such loans had been current in accordance with their original terms, totaled $404,000 and $1,060,000, respectively. Interest income actually recognized on these originated loans during the six months ended June 30, 2022 and 2021 was $13,000 and $176,000, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of June 30, 2022
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR-1st Deed	SFR-2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$1,060	$104	$—	$997	$—	$—	$—	$—	$—	$—	$—	$2,161
CRE owner occupied	273	—	1,168	—	—	—	—	—	—	—	—	1,441
Multifamily	—	—	—	—	140	—	—	—	—	—	—	140
Farmland	—	—	—	—	—	363	—	—	—	—	—	363
Total commercial real estate loans	1,333	104	1,168	997	140	363	—	—	—	—	—	4,105
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	3,323	—	—	—	—	3,323
SFR HELOCs and junior liens	—	—	—	—	—	—	1,433	1,337	—	—	—	2,770
Other	—	—	—	27	—	—	—	—	56	—	16	99
Total consumer loans	—	—	—	27	—	—	4,756	1,337	56	—	16	6,192
Commercial and industrial	—	—	—	—	—	—	—	—	—	838	93	931
Construction	—	—	—	—	—	—	122	—	—	—	—	122
Agriculture production	—	—	—	—	—	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$1,333	$104	$1,168	$1,024	$140	$363	$4,878	$1,337	$56	$838	$109	$11,350

	As of December 31, 2021
(in thousands)	Retail	Office	Warehouse	Other	Multifamily		Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,591	$1,253	$1,545	$7,272	$—		$—	$—	$—	$—	$—	$—	$12,661
CRE owner occupied	—	—	—	—	—		—	—	—	—	—	—	—
Multifamily	—	—	—	—	4,458		—	—	—	—	—	—	4,458
Farmland	—	—	—	—	—	—	1,027	—	—	—	—	—	1,027
Total commercial real estate loans	2,591	1,253	1,545	7,272	4,458		1,027	—	—	—	—	—	18,146
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—		—	3,589	—	—	—	—	3,589
SFR HELOCs and junior liens	—	—	—	—	—		—	1,649	1,636	—	—	—	3,285
Other	—	—	—	43	—		—	—	—	5	—	5	53
Total consumer loans	—	—	—	43	—		—	5,238	1,636	5	—	5	6,927
Commercial and industrial	—	—	—	—	—		—	—	—	—	2,162	112	2,274
Construction	—	—	—	—	—		—	15	—	—	—	—	15
Agriculture production	—	—	—	—	—		—	—	—	—	—	—	—
Leases	—	—	—	—	—		—	—	—	—	—	—	—
Total	$2,591	$1,253	$1,545	$7,315	$4,458		$1,027	$5,253	$1,636	$5	$2,162	$117	$27,362

The following tables show certain information regarding TDRs that occurred during the periods indicated:

TDR information for the three months ended June 30, 2022
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	—	$—	$—	$—	—	$—	$—
CRE owner occupied	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Total commercial real estate loans	—	—	—	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—	2	146	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	2	146	—
Commercial and industrial	—	—	—	—	1	22	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	—	$—	$—	$—	3	$168	$—

TDR information for the three months ended June 30, 2021
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	1	$706	$706	$706	—	$—	$—
CRE owner occupied	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Total commercial real estate loans	1	706	706	706	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	—	—	—
Commercial and industrial	2	2,000	2,000	293	—	—	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	3	$2,706	$2,706	$999	—	$—	$—

	TDR Information for the six months ended June 30, 2022
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	—	$—	$—	$—	—	$—	$—
CRE owner occupied	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	3	1,228	1,440	—	—	—	—
Total commercial real estate loans	3	1,228	1,440	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—	3	231	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	3	231	—
Commercial and industrial	—	—	—	—	1	22	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	3	$1,228	$1,440	$—	4	$253	$—

	TDR Information for the six months ended June 30, 2021
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	2	$1,023	$1,018	$1,020	—	$—	$—
CRE owner occupied	1	740	742	742	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	3	847	—
Total commercial real estate loans	3	1,763	1,760	1,762	3	847	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	—	—	—
Commercial and industrial	5	2,316	2,310	603	1	247	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	8	$4,079	$4,070	$2,365	4	$1,094	$—

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
The following table presents the components of lease expense for the periods ended:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$1,469	$1,267	$2,788	$2,526
Short-term lease cost	80	61	133	122
Variable lease cost	7	(1)	9	(3)
Sublease income	—	(11)	—	(24)
Total lease cost	$1,556	$1,316	$2,930	$2,621
The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,523	$1,226	$2,815	$2,430
ROUA obtained in exchange for operating lease liabilities	$—	$—	$3,867	$1,308

The following table presents the weighted average operating lease term and discount rate as of the period ended:

	June 30,
	2022	2021
Weighted-average remaining lease term (years)	8.7	9.8
Weighted-average discount rate	2.91%	3.03%
At June 30, 2022, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2022	$2,859
2023	5,148
2024	4,697
2025	4,017
2026	3,612
Thereafter	13,378
33,711
Discount for present value of expected cash flows	(4,428)
Lease liability at June 30, 2022	$29,283
Note 7 - Deposits
A summary of the balances of deposits follows:

(in thousands)	June 30, 2022	December 31, 2021
Noninterest-bearing demand	$3,604,237	$2,979,882
Interest-bearing demand	1,796,580	1,568,682
Savings	3,028,787	2,520,959
Time certificates, $250,000 or more	49,908	44,652
Other time certificates	277,263	252,984
Total deposits	$8,756,775	$7,367,159
Certificate of deposit balances of zero and $1,000,000 from the State of California were included in time certificates, over $250,000, at June 30, 2022 and December 31, 2021, respectively. The Company participated in a deposit program offered by the State of California whereby the State made deposits at the Company’s request subject to collateral and credit worthiness constraints, generally more favorable than other wholesale funding sources available to the Company. Overdrawn deposit balances of $1,257,000 and $2,324,000 were classified as consumer loans at June 30, 2022 and December 31, 2021, respectively.
Note 8 - Subordinated Debentures
The following table summarizes the terms and recorded balances of each debenture as of the date indicated (dollars in thousands):

			Coupon Rate (Variable) 3 mo. LIBOR +	June 30, 2022		December 31, 2021
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	4.09%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	3.73%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	4.54%	5,454	5,403
North Valley Trust III	7/23/2034	5,155	2.80%	3.98%	4,338	4,291
North Valley Trust IV	3/15/2036	10,310	1.33%	3.16%	7,274	7,147
VRB Subordinated - 6%	3/29/2029	16,000	Fixed	6.00%	17,280	—
VRB Subordinated - 5%	8/27/2035	20,000	Fixed	5.00%	25,419	—
		$98,889			$101,003	$58,079

The VRB - 6% Subordinated Debt issuance has a fixed rate of 6.00% through March 29, 2024, then indexed to the three-month LIBOR plus 3.5% through the maturity date. The VRB - 5% Subordinated Debt issuance is fixed at 5.00% through August 27, 2025, then indexed to the three-month LIBOR plus 4.9% through the maturity date.
Note 9 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	June 30, 2022	December 31, 2021
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$620,564	$409,950
Consumer loans	713,831	628,791
Real estate mortgage loans	417,232	333,764
Real estate construction loans	289,964	213,563
Standby letters of credit	38,633	21,871
Deposit account overdraft privilege	123,278	125,670

Note 10 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $27,723,000 and $8,367,000 during the three months ended June 30, 2022 and 2021, respectively, and $35,505,000 and $16,139,000, respectively, during the equivalent six month periods then ended. The Bank is regulated by the FDIC and the DFPI. Absent approval from the Commissioner of the DFPI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On February 25, 2021 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the 2021 Repurchase Plan is subject to change. The 2021 Repurchase Plan has no expiration date (in accordance with applicable laws and regulations) and during the three and six month periods ending June 30, 2022, the Company repurchased 526,749 shares with a market value of $21,750,000, respectively. During the three and six month periods ending June 30, 2021, the Company repurchased 45,354 shares with a market value of $2,101,000. As of June 30, 2022, approximately 1,410,000 shares remained available for repurchase under the 2021 Repurchase Plan.
In connection with approval of the 2021 Repurchase Plan, the Company’s previous repurchase program adopted on November 12, 2019 (the 2019 Repurchase Plan) was terminated. Under the 2019 Repurchase Plan, the Company repurchased 223 shares during the six months ended June 30, 2021.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit award recipients the option tender recently vested shares in lieu of cash for the payment of exercise price, if applicable, and the tax withholding on such shares. During the three months ended June 30, 2022 and 2021, equity award holders tendered 3,687 and zero shares, respectively, of the Company’s common stock in connection with option exercises. During the six months ended June 30, 2022 and 2021, equity award holders tendered 5,019 and zero shares, respectively, of the Company’s common stock in connection with option exercises. Equity holders also tendered 14,007 and 9,660 shares in connection with the tax withholding requirements of other share based awards during the three months ended June 30, 2022 and 2021, respectively, and 14,007 and 9,730 during the six months ended June 30, 2022 and 2021, respectively. In total, shares of the Company's common stock tendered had market values of $775,000 and $450,000 during the quarters ended June 30, 2022 and 2021, respectively, and $830,000 and $452,000 during the year to date periods ended June 30, 2022 and 2021. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the share based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2021 or 2019 Stock Repurchase Plans.
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

Stock option activity during the six months ended June 30, 2022 is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	78,825	$19.28
Options granted	—	—
Options exercised	(15,325)	16.69
Options forfeited	—	—
Outstanding at June 30, 2022	63,500	$19.90
The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of June 30, 2022:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	63,500	—	63,500
Weighted average exercise price	$19.90	$—	$19.90
Intrinsic value (in thousands)	$1,634	$—	$1,634
Weighted average remaining contractual term (yrs.)	1.0	0 years	1.0

As of June 30, 2022 all options outstanding are fully vested and are expected to be exercised prior to expiration. The Company did not modify any option grants during 2021 or the six months ended June 30, 2022.

Activity related to restricted stock unit awards during the six months ended June 30, 2022 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2021	103,517	99,763
RSUs granted	41,617	—
RSUs added through dividend and performance credits	1,277	—
RSUs released	(45,482)	—
RSUs forfeited/expired	(1,375)	(1,572)
Outstanding at June 30, 2022	99,554	98,191
The 99,554 of service condition vesting RSUs outstanding as of June 30, 2022 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 99,554 of service condition vesting RSUs outstanding as of June 30, 2022 are expected to vest, and be released, on a weighted-average basis, over the next 0.9 years. The Company expects to recognize $3,351,000 of pre-tax compensation costs related to these service condition vesting RSUs between June 30, 2022 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2021 or during the six months ended June 30, 2022.
The 98,191 of market plus service condition vesting RSUs outstanding as of June 30, 2022 are expected to vest, and be released, on a weighted-average basis, over the next 1.0 years. The Company expects to recognize $1,090,000 of pre-tax compensation costs related to these RSUs between June 30, 2022 and their vesting dates. As of June 30, 2022, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 147,287 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2021 or during the six months ended June 30, 2022.

Note 12 - Non-interest Income and Expense
The following table summarizes the Company’s non-interest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
ATM and interchange fees	$6,984	$6,558	$13,227	$12,419
Service charges on deposit accounts	4,163	3,462	7,997	6,731
Other service fees	1,279	914	2,161	1,785
Mortgage banking service fees	482	467	945	930
Change in value of mortgage servicing rights	136	(471)	410	(459)
Total service charges and fees	13,044	10,930	24,740	21,406
Increase in cash value of life insurance	752	745	1,390	1,418
Asset management and commission income	1,039	947	1,926	1,781
Gain on sale of loans	542	2,847	1,788	6,094
Lease brokerage income	238	249	396	359
Sale of customer checks	441	116	545	235
Gain on sale of investment securities	—	—	—	—
(Loss) gain on marketable equity securities	(94)	8	(231)	(45)
Other	468	115	972	819
Total other non-interest income	3,386	5,027	6,786	10,661
Total non-interest income	$16,430	$15,957	$31,526	$32,067
The components of non-interest expense were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Base salaries, net of deferred loan origination costs	$22,169	$17,537	$40,385	$33,048
Incentive compensation	4,282	4,322	6,865	7,902
Benefits and other compensation costs	6,491	5,222	12,463	11,461
Total salaries and benefits expense	32,942	27,081	59,713	52,411
Occupancy	3,996	3,700	7,571	7,426
Data processing and software	3,596	3,201	7,109	6,403
Equipment	1,453	1,207	2,786	2,724
Intangible amortization	1,702	1,431	2,930	2,862
Advertising	818	734	1,455	1,114
ATM and POS network charges	1,781	1,551	3,156	2,797
Professional fees	1,233	1,046	2,109	1,640
Telecommunications	564	564	1,085	1,145
Regulatory assessments and insurance	779	618	1,499	1,230
Merger and acquisition expense	2,221	—	6,253	—
Postage	313	124	541	322
Operational losses	456	212	273	421
Courier service	486	288	900	582
Gain on sale or acquisition of foreclosed assets	(98)	(15)	(98)	(66)
Loss (gain) on disposal of fixed assets	5	(426)	(1,073)	(426)
Other miscellaneous expense	4,017	2,855	6,502	5,204
Total other non-interest expense	23,322	17,090	42,998	33,378
Total non-interest expense	$56,264	$44,171	$102,711	$85,789

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

	Three months ended June 30,
(in thousands)	2022	2021
Net income	$31,364	$28,362
Average number of common shares outstanding	33,561	29,719
Effect of dilutive stock options and restricted stock	144	185
Average number of common shares outstanding used to calculate diluted earnings per share	33,705	29,904
Options excluded from diluted earnings per share because of their antidilutive effect	—	—

	Six months ended June 30,
(in thousands)	2022	2021
Net income	$51,738	$62,011
Average number of common shares outstanding	31,815	29,723
Effect of dilutive stock options and restricted stock	148	181
Average number of common shares outstanding used to calculate diluted earnings per share	31,963	29,904
Options excluded from diluted earnings per share because of their antidilutive effect	—	—
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
The components of other comprehensive income (loss) and related tax effects are as follows:

	Three months ended June 30,		Six months ended June 30, 2022
(in thousands)	2022	2021	2022	2021
Unrealized holding losses (gains) on available for sale securities before reclassifications	$(97,408)	$7,392	$(208,710)	$(4,945)
Amounts reclassified out of AOCI:
Realized gains on debt securities	—	—	—	—
Unrealized holding losses (gains) on available for sale securities after reclassifications	(97,408)	7,392	(208,710)	(4,945)
Tax effect	28,797	(2,186)	61,702	1,461
Unrealized holding losses (gains) on available for sale securities, net of tax	(68,611)	5,206	(147,008)	(3,484)
Change in unfunded status of the supplemental retirement plans before reclassifications	5	(49)	92	(98)
Amounts reclassified out of AOCI:
Amortization of prior service cost	(7)	(15)	(14)	(29)
Amortization of actuarial losses	2	64	4	127
Total amounts reclassified out of accumulated other comprehensive (loss) income	(5)	49	(10)	98
Change in unfunded status of the supplemental retirement plans after reclassifications	—	—	82	—
Tax effect		—	(24)	—
Change in unfunded status of the supplemental retirement plans, net of tax	—	—	58	—
Change in joint beneficiary agreement liability before reclassifications	—	—	—	(629)
Tax effect	—	—	—	—
Change in joint beneficiary agreement liability before reclassifications, net of tax	—	—	—	(629)
Total other comprehensive (loss) income	$(68,611)	$5,206	$(146,950)	$(4,113)
The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Net unrealized loss on available for sale securities	$(208,710)	$(392)
Tax effect	61,426	116
Unrealized holding loss on available for sale securities, net of tax	(147,284)	(276)
Unfunded status of the supplemental retirement plans	2,481	2,399
Tax effect	(733)	(709)
Unfunded status of the supplemental retirement plans, net of tax	1,748	1,690
Joint beneficiary agreement liability	(433)	(433)
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	(433)	(433)
Accumulated other comprehensive (loss) income	$(145,969)	$981

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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at June 30, 2022	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,706	$2,706	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,536,831	—	1,536,831	—
Obligations of states and political subdivisions	303,694	—	303,694	—
Corporate bonds	7,544	—	7,544	—
Asset backed securities	434,192	—	434,192	—
Non-agency collateralized mortgage obligations	323,804	—	323,804	—
Loans held for sale	1,216	—	1,216	—
Mortgage servicing rights	6,667	—	—	6,667
Total assets measured at fair value	$2,616,654	$2,706	$2,607,281	$6,667

Fair value at December 31, 2021	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,938	$2,938	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,257,389	—	1,257,389	—
Obligations of states and political subdivisions	192,244	—	192,244	—
Corporate bonds	6,756	—	6,756	—
Asset backed securities	409,552	—	409,552	—
Non-agency collateralized mortgage obligations	341,997	—	341,997	—
Loans held for sale	3,466	—	3,466	—
Mortgage servicing rights	5,874	—	—	5,874
Total assets measured at fair value	$2,220,216	$2,938	$2,211,404	$5,874
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the six months ended June 30, 2022, or the year ended December 31, 2021.
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

Three months ended June 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2022: Mortgage servicing rights	$6,405	—	$136	$126	$6,667
2021: Mortgage servicing rights	$5,607	—	$(471)	$467	$5,603

Six months ended June 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2022: Mortgage servicing rights	$5,874	—	$410	$383	$6,667
2021: Mortgage servicing rights	$5,092	—	$(459)	$970	$5,603

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
The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2022 and December 31, 2021:

As of June 30, 2022:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,667	Discounted cash flow	Constant prepayment rate	8% - 15%; 8.4%
			Discount rate	10% - 14%; 12%
As of December 31, 2021:
Mortgage Servicing Rights	$5,874	Discounted cash flow	Constant prepayment rate	11% - 15.8%; 12.5%
			Discount rate	10% - 14%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

June 30, 2022	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Foreclosed assets	375	—	—	375	98
Total assets measured at fair value	$375	$—	$—	$375	$98

December 31, 2021	Total	Level 1	Level 2	Level 3	Total Losses
Fair value:
Individually evaluated loans	$3,683	—	—	$3,683	$(1,105)
Foreclosed assets	—	—	—	—	—
Total assets measured at fair value	$3,683	—	—	$3,683	$(1,105)

June 30, 2021	Total	Level 1	Level 2	Level 3	Total Losses
Fair value:
Individually evaluated loans	$4,912	—	—	$4,912	$(1,604)
Foreclosed assets	123	—	—	123	21
Total assets measured at fair value	$5,035	—	—	$5,035	$(1,583)
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2022:

June 30, 2022	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Foreclosed assets (Residential real estate)	$375	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful N/A
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

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$49,630	$49,630	$57,032	$57,032
Cash at Federal Reserve and other banks	439,238	439,238	711,389	711,389
Level 2 inputs:
Securities held to maturity	176,794	171,142	199,759	208,140
Restricted equity securities	17,250	N/A	17,250	N/A
Level 3 inputs:
Loans, net	6,015,477	6,050,367	4,831,248	4,880,044
Financial liabilities:
Level 2 inputs:
Deposits	8,756,775	8,751,521	7,367,159	7,366,422
Other borrowings	35,089	35,089	50,087	50,087
Level 3 inputs:
Junior subordinated debt	101,003	106,750	58,079	57,173

(in thousands)	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$2,041,591	$20,416	$1,586,068	$15,861
Standby letters of credit	38,633	386	21,871	219
Overdraft privilege commitments	123,278	1,233	125,670	1,257

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of June 30, 2022 and December 31, 2021 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of June 30, 2022 and December 31, 2021 based on the then phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of June 30, 2022:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,050,849	14.13%	$781,114	10.50%	N/A	N/A
Tri Counties Bank	$1,044,231	14.04%	$780,703	10.50%	$743,526	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$914,966	12.30%	$632,330	8.50%	N/A	N/A
Tri Counties Bank	$951,178	12.79%	$631,997	8.50%	$594,821	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$858,486	11.54%	$520,743	7.00%	N/A	N/A
Tri Counties Bank	$951,178	12.79%	$520,468	7.00%	$483,292	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$914,966	9.35%	$391,612	4.00%	N/A	N/A
Tri Counties Bank	$951,178	9.72%	$391,241	4.00%	$489,052	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2021:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$893,294	15.42%	$608,258	10.50%	N/A	N/A
Tri Counties Bank	$884,255	15.28%	$607,610	10.50%	$578,676	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$820,654	14.17%	$492,399	8.50%	N/A	N/A
Tri Counties Bank	$811,713	14.03%	$491,875	8.50%	$462,941	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$764,319	13.19%	$405,505	7.00%	N/A	N/A
Tri Counties Bank	$811,713	14.03%	$405,073	7.00%	$376,140	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$820,654	9.88%	$332,205	4.00%	N/A	N/A
Tri Counties Bank	$811,713	9.77%	$332,196	4.00%	$415,245	5.00%

As of June 30, 2022 and December 31, 2021, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at June 30, 2022 and December 31, 2021, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At June 30, 2022, the Company and the Bank are in compliance with the capital conservation buffer requirement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Cautionary Statements Regarding Forward-Looking Information
The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There can be no assurance that future developments affecting us will be the same as those anticipated by management. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the impact of changes in financial services industry policies, laws and regulations; technological changes; weather, natural disasters and other catastrophic events that may or may not be caused by climate change and their effects on economic and business environments in which the Company operates; the continuing adverse impact on the U.S. economy, including the markets in which we operate, due to the length, severity, magnitude and duration of the COVID-19 global pandemic, and the impact of a slowing U.S. economy and increased unemployment on the performance of our loan portfolio, the market value of our investment securities, the availability of sources of funding and the demand for our products; the costs or effects of mergers, acquisitions or dispositions we may make, such as our recently completed acquisition of Valley Republic Bancorp, including the impact of international hostilities or geopolitical events, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations; the possibility that the merger between us and Valley will not close when expected or at all because required regulatory, shareholder, or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated (and the risk that required regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction); the occurrence of any event, change, or other circumstances that could give rise to the right of one or both of the parties to terminate the definitive merger agreement between the Company and Valley; the risk that any announcements relating to the merger could have adverse effects on the market price of the common stock of either or both parties to the transaction; changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits, including the pace of the recovery following the COVID-19 pandemic; the ability of us to execute our business plan in new lending markets; the future operating or financial performance of the Company, including our outlook for future growth, changes in the level of our nonperforming assets and charge-offs; the appropriateness of the allowance for credit losses including the timing and effects of the implementation of the current expected credit losses model; any deterioration in values of California real estate, both residential and commercial; the effect of changes in accounting standards and practices; possible other-than-temporary impairment of securities held by us; changes in consumer spending, borrowing and savings habits; our ability to attract deposits and other sources of liquidity; changes in the financial performance and/or condition of our borrowers; our noninterest expense and the efficiency ratio; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies; the challenges of integrating and retaining key employees; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber-attacks and the cost to defend against such attacks; the effect of a fall in stock market prices on our brokerage and wealth management businesses; and our ability to manage the risks involved in the foregoing. Additional factors that could cause results to differ materially from those described above can be found under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, which is on file with the Securities and Exchange Commission (the “SEC”) and available in the “Investor Relations” section of our website, https://www.tcbk.com/investor-relations and in other documents we file with the SEC. Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results.
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
The Company's results for the quarter ended June 30, 2022 reflect the full operational impact of the March 25, 2022 merger with Valley Republic Bancorp.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A detailed discussion related to the Company’s accounting policies including those related to estimates on the allowance for credit losses, other than temporary impairment of investments and impairment of intangible assets, can be found in Note 1 of the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.
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
Financial Highlights
Performance highlights and other developments for the Company as of or for the three and six months ended June 30, 2022, included the following:
•For the three and six months ended June 30, 2022, the Company’s return on average assets was 1.24% and 1.10%, while the return on average equity was 11.53% and 9.93%, respectively. These ratios were impacted by merger related expenses of $2,221,000 and $6,253,000 for the respective periods in 2022.
•Organic loan growth, excluding PPP and acquired loans, totaled $300.3 million (20.7% annualized) for the current quarter and $638.4 million (13.6% annualized) for the trailing twelve-month period.
•For the current quarter, net interest margin, less the effect of acquired loan discount accretion and PPP yields (non-GAAP), on a tax equivalent basis was 3.57%, an increase of 28 basis points from 3.29% in the trailing quarter.
•The efficiency ratio was 55.45% for the three months ended June 30, 2022, as compared to 55.95% for the trailing quarter.
•As of June 30, 2022, the Company reported total loans, total assets and total deposits of $6.1 billion, $10.1 billion and $8.8 billion, respectively. As a direct result of organic loan growth during the quarter, the loan to deposit ratio has increased to 69.8% as of June 30, 2022, as compared to 67.2% as of the trailing quarter.
•The average rate of interest paid on deposits, including non-interest-bearing deposits, equaled 0.04% during the second quarter of 2022, consistent with 0.04% during the trailing quarter, and representing a decrease of one basis point from the average rate paid of 0.05% during the same quarter of the prior year.
•Noninterest income related to service charges and fees was $13.0 million for the three month period ended June 30, 2022, an increase of 19.3% when compared to the same period in 2021.
•The provision for credit losses for loans and debt securities was approximately $2.1 million during the quarter ended June 30, 2022, as compared to a provision expense of $8.3 million during the trailing quarter ended March 31, 2022, and a reversal of provision expense totaling $0.3 million for the three month period ended June 30, 2021.
•The allowance for credit losses to total loans was 1.60% as of June 30, 2022, compared to 1.64% as of the trailing quarter end, and 1.74% as of June 30, 2021. Non-performing assets to total assets were 0.15% at June 30, 2022, as compared to 0.17% as of March 31, 2022, and 0.43% at June 30, 2021.

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net interest income	$85,046	$67,083	$152,970	$133,523
Reversal of (provision for) credit losses	(2,100)	260	(10,430)	6,320
Non-interest income	16,430	15,957	31,526	32,067
Non-interest expense	(56,264)	(44,171)	(102,711)	(85,789)
Provision for income taxes	(11,748)	(10,767)	(19,617)	(24,110)
Net income	$31,364	$28,362	$51,738	$62,011
Per Share Data:
Basic earnings per share	$0.93	$0.95	$1.63	$2.09
Diluted earnings per share	$0.93	$0.95	$1.62	$2.07
Dividends paid	$0.25	$0.25	$0.50	$0.50
Book value at period end			$31.25	$32.53
Average common shares outstanding	33,561	29,719	31,815	29,723
Average diluted common shares outstanding	33,705	29,904	31,963	29,904
Shares outstanding at period end			33,351	29,716
At period end:
Loans			$6,113,421	$4,944,894
Total investment securities			$2,802,815	$2,103,575
Total assets			$10,120,611	$8,170,365
Total deposits			$8,756,775	$6,992,053
Other borrowings			$35,089	$40,559
Shareholders’ equity			$1,042,177	$966,780
Financial Ratios:
During the period:
Return on average assets (annualized)	1.24%	1.40%	1.10%	1.57%
Return on average equity (annualized)	11.53%	11.85%	9.93%	13.16%
Net interest margin(1) (annualized)	3.67%	3.58%	3.51%	3.66%
Efficiency ratio	55.45%	53.19%	55.67%	51.81%
Average equity to average assets	10.78%	11.81%	11.11%	11.93%
At end of period:
Equity to assets			10.30%	11.83%
Total capital to risk-adjusted assets			14.13%	15.31%
(1) Fully Taxable Equivalent (FTE)
The Company announced net income of $31,364,000 for the quarter ended June 30, 2022, compared to $20,374,000 during the trailing quarter ended March 31, 2022, and $28,362,000 during the quarter ended June 30, 2021. Diluted earnings per share were $0.93 for the second quarter of 2022, compared to $0.67 for the first quarter of 2022 and $0.95 for the second quarter of 2021.
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

	Three months ended
(in thousands)	June 30, 2022	March 31, 2022	Change	% Change
Interest income	$86,955	$69,195	$17,760	25.7%
Interest expense	(1,909)	(1,271)	(638)	50.2%
Fully tax-equivalent adjustment (FTE) (1)	397	283	114	40.3%
Net interest income (FTE)	$85,443	$68,207	$17,236	25.3%
Net interest margin (FTE)	3.67%	3.39%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,677	$1,323	$354	26.8%
Net interest margin less effect of acquired loan discount accretion(1)	3.60%	3.32%	0.28%

PPP loans yield, net:
Amount (included in interest income)	$964	$1,097	$(133)	(12.1)%
Net interest margin less effect of PPP loan yield (1)	3.65%	3.36%	0.29%

Acquired loans discount accretion and PPP loan yield, net: (1)
Amount (included in interest income)	$2,641	$2,420	$221	9.1%
Net interest margin less effect of acquired loan discount accretion and PPP loan yield (1)	3.57%	3.29%	0.28%

	Three months ended June 30,
(dollars in thousands)	2022	2021	Change	% Change
Interest income	$86,955	$68,479	$18,476	27.0%
Interest expense	(1,909)	(1,396)	(513)	36.7%
Fully tax-equivalent adjustment (FTE) (1)	397	255	142	55.7%
Net interest income (FTE)	$85,443	$67,338	$18,105	26.9%
Net interest margin (FTE)	3.67%	3.58%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,677	$2,566	$(889)	(34.6)%
Net interest margin less effect of acquired loan discount accretion(1)	3.60%	3.44%	0.16%
PPP loans yield, net:
Amount (included in interest income)	$964	$3,179	$(2,215)	(69.7)%
Net interest margin less effect of PPP loan yield (1)	3.65%	3.57%	0.08%
Acquired loans discount accretion and PPP loan yield, net:
Amount (included in interest income)	$2,641	$5,745	$(3,104)	(54.0)%
Net interest margin less effect of acquired loan discount accretion and PPP loan yield (1)	3.57%	3.43%	0.14%

	Six months ended June 30,
(dollars in thousands)	2022	2021	Change	% Change
Interest income	$156,150	$136,395	$19,755	14.5%
Interest expense	(3,180)	(2,872)	(308)	10.7%
Fully tax-equivalent adjustment (FTE) (1)	680	532	148	27.8%
Net interest income (FTE)	$153,650	$134,055	$19,595	14.6%
Net interest margin (FTE)	3.54%	3.66%

Acquired loans discount accretion, net:
Amount (included in interest income)	$3,000	$4,278	$(1,278)	(29.9)%
Net interest margin less effect of acquired loan discount accretion(1)	3.51%	3.54%	(0.03)%
PPP loans yield, net:
Amount (included in interest income)	$2,061	$9,042	$(6,981)	(77.2)%
Net interest margin less effect of PPP loan yield (1)	3.51%	3.59%	(0.08)%
Acquired loans discount accretion and PPP loan yield, net:
Amount (included in interest income)	$5,061	$13,320	$(8,259)	(62.0)%
Net interest margin less effect of acquired loans discount and PPP loan yield (1)	3.44%	3.46%	(0.02)%
(1)Certain information included herein is presented on a fully tax-equivalent (FTE) basis and / or to present additional financial details which may be desired by users of this financial information. The Company believes the use of these non-generally accepted accounting principles (non-GAAP) measures provide additional clarity in assessing its results, and the presentation of these measures are common practice within the banking industry. See additional information related to non-GAAP measures at the back of this document.

Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or the discount is accreted (added to) interest income over the remaining life of the loan. Generally, as time goes on, the dollar impact of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining unaccreted discount or unamortized premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. As a result of the increase in interest rates, the prepayment rate of portfolio loans, inclusive of those acquired at a premium or discount, declined during the first two quarters of 2022. During the three months ended June 30, 2022, March 31, 2022, and June 30, 2021, purchased loan discount accretion was $1,677,000, $1,323,000, and $2,566,000, respectively.

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

	For the three months ended
	June 30, 2022			June 30, 2021
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans, excluding PPP	$5,890,578	$68,954	4.70%	$4,646,188	$57,125	4.93%
PPP loans	37,852	964	10.22%	332,277	3,179	3.84%
Investment securities - taxable	2,536,362	14,350	2.27%	1,875,056	7,189	1.54%
Investment securities - nontaxable(1)	196,104	1,720	3.52%	132,034	1,106	3.36%
Total investments	2,732,466	16,070	2.36%	2,007,090	8,295	1.66%
Cash at Federal Reserve and other banks	669,163	1,364	0.82%	559,026	135	0.10%
Total interest-earning assets	9,330,059	87,352	3.76%	7,544,581	68,734	3.65%
Other assets	791,655			584,093
Total assets	$10,121,714			$8,128,674
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,799,205	$99	0.02%	$1,490,247	$77	0.02%
Savings deposits	3,003,337	529	0.07%	2,316,889	308	0.05%
Time deposits	337,007	220	0.26%	324,867	443	0.55%
Total interest-bearing deposits	5,139,549	848	0.07%	4,132,003	828	0.08%
Other borrowings	35,253	5	0.06%	40,986	5	0.05%
Junior subordinated debt	100,991	1,056	4.19%	57,788	563	3.91%
Total interest-bearing liabilities	5,275,793	1,909	0.15%	4,230,777	1,396	0.13%
Noninterest-bearing deposits	3,603,771			2,811,078
Other liabilities	150,696			126,674
Shareholders’ equity	1,091,454			960,145
Total liabilities and shareholders’ equity	$10,121,714			$8,128,674
Net interest spread(2)			3.61%			3.52%
Net interest income and interest margin(3)		$85,443	3.67%		$67,338	3.58%
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
As compared to the same quarter in the prior year, average loan yields, excluding PPP, decreased 23 basis points from 4.93% during the three months ended June 30, 2021, to 4.70% during the three months ended June 30, 2022. The accretion of discounts from acquired loans added 11 and 22 basis points to loan yields during the quarters ended June 30, 2022 and June 30, 2021, respectively. Therefore, of the 23 basis point decrease in yields on loans during the comparable three month periods ended June 30, 2022 and 2021, 12 basis points was attributable to changes in competitive market rates, while 11 basis points resulted from less accretion of discounts.
The rates paid on interest bearing deposits generally remained flat during the quarter ended June 30, 2022 as compared to the trailing quarter. The cost of interest-bearing deposits decreased by 1 basis point during the quarter ended June 30, 2022, to 0.07% from 0.08% during the same quarter of the prior year. In addition, the level of noninterest-bearing deposits continues to benefit the average cost of total deposits which decreased to at 0.04% in current quarter, as compared to 0.05% in the second quarter of the prior year.

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Loans, excluding PPP	$5,416,854	$125,602	4.68%	$4,527,329	$111,698	4.98%
PPP loans	44,238	2,061	9.40%	344,011	9,042	5.30%
Investments-taxable	2,434,045	24,573	2.04%	1,763,140	13,583	1.55%
Investments-nontaxable (1)	170,132	2,945	3.49%	128,564	2,306	3.62%
Total investments	2,604,177	27,518	2.13%	1,891,704	15,889	1.69%
Cash at Federal Reserve and other banks	688,257	1,649	0.48%	629,952	298	0.10%
Total earning assets	8,753,526	156,830	3.61%	7,392,996	136,927	3.73%
Other assets, net	700,170			575,138
Total assets	$9,453,696			$7,968,134
Liabilities and shareholders’ equity
Interest-bearing demand deposits	$1,698,815	$183	0.02%	$1,461,377	$153	0.02%
Savings deposits	2,788,374	856	0.06%	2,272,830	637	0.06%
Time deposits	319,351	488	0.31%	330,703	975	0.59%
Total interest-bearing deposits	4,806,540	1,527	0.06%	4,064,910	1,765	0.09%
Other borrowings	39,966	10	0.05%	36,870	9	0.05%
Junior subordinated debt	81,092	1,643	4.09%	57,739	1,098	3.83%
Total interest-bearing liabilities	4,927,598	3,180	0.13%	4,159,519	2,872	0.14%
Noninterest-bearing deposits	3,329,459			2,734,922
Other liabilities	146,073			123,233
Shareholders’ equity	1,050,566			950,460
Total liabilities and shareholders’ equity	$9,453,696			$7,968,134
Net interest rate spread (1) (2)			3.48%			3.59%
Net interest income and margin (1) (3)		$153,650	3.54%		$134,055	3.66%
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

	Three months ended June 30, 2022 compared with three months ended June 30, 2021
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans, including PPP	$20,827	$(11,213)	$9,614
Investment securities(1)	8,885	(1,110)	7,775
Cash at Federal Reserve and other banks	29	1,200	1,229
Total interest-earning assets	29,741	(11,123)	18,618
Increase (decrease) in interest expense:
Interest-bearing demand deposits	15	7	22
Savings deposits	86	135	221
Time deposits	16	(239)	(223)
Other borrowings	—	—	—
Junior subordinated debt	422	71	493
Total interest-bearing liabilities	539	(26)	513
Increase (decrease) in net interest income	$29,202	$(11,097)	$18,105

	Six months ended June 30, 2022 compared with six months ended June 30, 2021
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans, including PPP	$60,627	$(53,704)	$6,923
Investment securities(1)	11,904	(275)	11,629
Cash at Federal Reserve and other banks	58	1,293	1,351
Total interest-earning assets	72,589	(52,686)	19,903
Increase (decrease) in interest expense:
Interest-bearing demand deposits	47	(17)	30
Savings deposits	309	(90)	219
Time deposits	(67)	(420)	(487)
Other borrowings	1	—	1
Junior subordinated debt	894	(349)	545
Total interest-bearing liabilities	1,184	(876)	308
Increase (decrease) in net interest income	$71,405	$(51,810)	$19,595

The following commentary regarding net interest income, interest income and interest expense may be best understood while referencing the Summary of Average Balances, Yields/Rates and Interest Differential and the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid shown above.
Net interest income (FTE) during the three months ended June 30, 2022 increased $18,105,000 or 26.9% to $85,443,000 compared to $67,338,000 during the three months ended June 30, 2021. The overall increase in net interest income (FTE) was due to largely an increase in average investment and loan balances, which resulted in improvements in net interest income totaling $8,885,000 and $20,827,000, respectively, despite lower yields offsetting those earnings by $1,110,000 and $11,213,000, respectively. In addition, interest income on loans was impacted by a $2,215,000 decrease in PPP related income during the comparable periods. Following the VRB merger during the first quarter of 2022, larger average balances of subordinated debt has resulted in $422,000 of additional interest expense.
Net interest income (FTE) during the six months ended June 30, 2022 increased $19,595,000 or 14.6% to $153,650,000 compared to $134,055,000 during the six months ended June 30, 2021. The overall increase in net interest income (FTE) was due to largely an increase in average investment and loan balances, which resulted in improvements in net interest income totaling $11,904,000 and $60,627,000, respectively, despite lower yields offsetting those earnings by $275,000 and $53,704,000, respectively. In addition, interest income on loans was impacted by a $6,981,000 decrease in PPP related income during the comparable periods. Following the VRB merger during the first quarter of 2022, larger average balances of subordinated debt has resulted in $545,000 of additional net interest expense.

Asset Quality and Credit Loss Provisioning
During the three months ended June 30, 2022, the Company recorded a provision for credit losses of $2,100,000, as compared to a $8,330,000 provision during the trailing quarter, and a reversal of provision expense of $260,000 during the second quarter of 2021.
The following table presents details of the provision for (reversal of) credit losses for the periods indicated:

	Three months ended
(dollars in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021
Addition to (reversal of) allowance for credit losses	$1,940	$8,205	$715	$(145)
Addition to reserve for unfunded loan commitments	160	125	265	(115)
Total provision for (reversal of) credit losses	$2,100	$8,330	$980	$(260)
The following table presents the activity in the allowance for credit losses on loans for the periods indicated:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Balance, beginning of period	$96,049	$85,941	$85,376	$91,847
ACL at acquisition for PCD loans	—	—	2,037	—
Provision for (reversal of) credit losses	1,940	(145)	10,145	(6,385)
Loans charged-off	(401)	(387)	(1,144)	(613)
Recoveries of previously charged-off loans	356	653	1,530	1,213
Balance, end of period	$97,944	$86,062	$97,944	$86,062
The allowance for credit losses (ACL) was $97,944,000 as of June 30, 2022, a net increase of $1,895,000 over the immediately preceding quarter. The provision for credit losses of $1,940,000 during the quarter was the net effect of increases in required reserves due to loan growth and net charge-offs totaling $45,000. By comparison, the provision for credit losses of $10,145,000 during the six-months ended June 30, 2022 was generally comprised of $10,820,000 in association with the loans acquired from Valley Republic Bank and a net reversal of credit losses of $675,000. The qualitative components of the ACL resulted in a net decline in required reserves due to continued improvement in US employment rates and tempered by a weaker outlook of US GDP. Meanwhile, the quantitative component of the ACL increased reserve requirements over the trailing quarter due to loan volume growth partially offset by decreases in reserves associated with specifically evaluated loans.
The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and included improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date, particularly CA unemployment trends. However, management notes that the majority of economic forecasts utilized in the ACL calculation have remained directionally consistent with preceding quarters, as general economic conditions continue to improve, albeit at a pace slower than expected due to unforeseen disruptions in the supply chain and increasing energy prices. In addition, management notes that the actual and forecast increases in inflation that were previously identified by the Federal Reserve Board as "transitory", combined with overseas conflicts and leading to the rise in short-term interest rates and flattening or inversion of the yield curve, may be further indication of future economic contraction. As a result, management continues to believe that certain credit weakness are likely present in the overall economy and that it is appropriate to cautiously maintain a reserve level that incorporates such risk factors.
Loans past due 30 days or more decreased by $2,482,000 during the quarter ended June 30, 2022 to $5,920,000, as compared to $8,402,000 at March 31, 2022. Non-performing loans were $11,925,000 at June 30, 2022, a decrease of $2,163,000 and $20,780,000 from $14,088,000 and $32,705,000 as of March 31, 2022 and June 30, 2021, respectively.

The following table illustrates the total loans by risk rating and their respective percentage of total loans for the periods presented.

	June 30,	% of Total Loans	March 31,	% of Total Loans	June 30,	% of Total Loans
(dollars in thousands)	2022		2022		2021
Risk Rating:
Pass	$5,960,781	97.5%	$5,682,026	97.1%	$4,756,381	96.2%
Special Mention	105,819	1.7%	120,684	2.1%	130,232	2.6%
Substandard	46,821	0.8%	49,265	0.8%	58,281	1.2%
Total	$6,113,421		$5,851,975		$4,944,894

Classified loans to total loans	0.77%		0.84%		1.18%
Loans past due 30+ days to total loans	0.10%		0.14%		0.19%
The ratio of classified loans to total loans improved to 0.77% as of June 30, 2022 as compared to both 0.84% and 1.18% for the trailing quarter and same quarter of the prior year, respectively. The Company's criticized loan balances decreased during the current quarter by approximately $17,309,000 to $152,640,000 as of June 30, 2022. The improvement in criticized loans was the result of active management by the credit department, as there were no loan sales during the period. The five largest criticized credits upgraded or paid off totaled approximately $8,800,000, and there were no charge-offs incurred in connection with the successful management of these credits.
There was one property added to other real estate owned totaling $375,000 during the quarter ended June 30, 2022, and no disposals. As of June 30, 2022, other real estate owned consisted of nine properties with a carrying value of approximately $3,379,000.
Non-performing assets of $15,304,000 at June 30, 2022 represented 0.15% of total assets, a decrease from the $16,995,000 or 0.17% and $34,952,000 or 0.43% as of March 31, 2022 and June 30, 2021, respectively. The improvement in non-performing assets during the current quarter was spread amongst several lending relationships.
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
The following is a summary of PPP loan related information as of the periods indicated:

(dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Total number of PPP loans outstanding	90	450	2,209

PPP loan balance (TCBK round 1 origination), gross	$1,183	$2,544	$51,547
PPP loan balance (TCBK round 2 origination), gross	9,442	60,767	197,035
Acquired PPP loan balance (VRB origination), gross	7,447	—	—
Total PPP loans, gross outstanding	$18,072	$63,311	$248,582

PPP deferred loan fees (Round 1 origination)	—	1	477
PPP deferred loan fees (Round 2 origination)	318	2,163	8,513
Total PPP deferred loan fees (costs) outstanding	$318	$2,164	$8,990
Non-interest Income

The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
ATM and interchange fees	$6,984	$6,558	$426	6.5%
Service charges on deposit accounts	4,163	3,462	701	20.2%
Other service fees	1,279	914	365	39.9%
Mortgage banking service fees	482	467	15	3.2%
Change in value of mortgage servicing rights	136	(471)	607	(128.9)%
Total service charges and fees	13,044	10,930	2,114	19.3%
Increase in cash value of life insurance	752	745	7	0.9%
Asset management and commission income	1,039	947	92	9.7%
Gain on sale of loans	542	2,847	(2,305)	(81.0)%
Lease brokerage income	238	249	(11)	(4.4)%
Sale of customer checks	441	116	325	280.2%
Gain on sale of investment securities	—	—	—	n/m
(Loss) gain on marketable equity securities	(94)	8	(102)	(1,275.0)%
Other	468	115	353	307.0%
Total other non-interest income	3,386	5,027	(1,641)	(32.6)%
Total non-interest income	$16,430	$15,957	$473	3.0%
Non-interest income increased $473,000 or 3.0% to $16,430,000 during the three months ended June 30, 2022, compared to $15,957,000 during the quarter ended June 30, 2021. Generally, the quarter over quarter changes are reflective of increases following the VRB merger on March 25, 2022. As an outlier, the gain on sale of mortgage loans declined by $2,305,000 or 81.0% during the quarter ended June 30, 2022, attributed to the rapidly rising rate environment and resulting decline in mortgage application and origination volumes as compared to the equivalent period in 2021.

	Six months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
ATM and interchange fees	$13,227	$12,419	$808	6.5%
Service charges on deposit accounts	7,997	6,731	1,266	18.8%
Other service fees	2,161	1,785	376	21.1%
Mortgage banking service fees	945	930	15	1.6%
Change in value of mortgage servicing rights	410	(459)	869	(189.3)%
Total service charges and fees	24,740	21,406	3,334	15.6%
Increase in cash value of life insurance	1,390	1,418	(28)	(2.0)%
Asset management and commission income	1,926	1,781	145	8.1%
Gain on sale of loans	1,788	6,094	(4,306)	(70.7)%
Lease brokerage income	396	359	37	10.3%
Sale of customer checks	545	235	310	131.9%
Gain on sale of investment securities	—	—	—	n/m
Loss on marketable equity securities	(231)	(45)	(186)	413.3%
Other	972	819	153	18.7%
Total other non-interest income	6,786	10,661	(3,875)	(36.3)%
Total non-interest income	$31,526	$32,067	$(541)	(1.7)%
The changes in non-interest income for the six months ended June 30, 2022 and 2021 are generally consistent with changes in the three months periods discussed above.

Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated:

	Three months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Base salaries, net of deferred loan origination costs	$22,169	$17,537	$4,632	26.4%
Incentive compensation	4,282	4,322	(40)	(0.9)%
Benefits and other compensation costs	6,491	5,222	1,269	24.3%
Total salaries and benefits expense	32,942	27,081	5,861	21.6%
Occupancy	3,996	3,700	296	8.0%
Data processing and software	3,596	3,201	395	12.3%
Equipment	1,453	1,207	246	20.4%
Intangible amortization	1,702	1,431	271	18.9%
Advertising	818	734	84	11.4%
ATM and POS network charges	1,781	1,551	230	14.8%
Professional fees	1,233	1,046	187	17.9%
Telecommunications	564	564	—	—%
Regulatory assessments and insurance	779	618	161	26.1%
Merger and acquisition expense	2,221	—	2,221	n/m
Postage	313	124	189	152.4%
Operational losses	456	212	244	115.1%
Courier service	486	288	198	68.8%
Gain on sale or acquisition of foreclosed assets	(98)	(15)	(83)	553.3%
Loss (gain) on disposal of fixed assets	5	(426)	431	(101.2)%
Other miscellaneous expense	4,017	2,855	1,162	40.7%
Total other non-interest expense	23,322	17,090	6,232	36.5%
Total non-interest expense	$56,264	$44,171	$12,093	27.4%
Average full time equivalent staff	1,183	1,020	163	16.0%
Non-interest expense increased by $12,093,000 or 27.4% to $56,264,000 during the three months ended June 30, 2022 as compared to $44,171,000 for the three months ended June 30, 2021. Total salaries and benefits expense increased by $5,861,000 or 21.6% to $32,942,000 for the three months ended June 30, 2022 as compared to $27,081,000 for the quarterly period ended June 30, 2021 as a direct result of increases in full-time equivalent staffing similarly increasing by 16.0%, or 163 FTE, following the acquisition with VRB (representing 99 FTE) during the first quarter of 2021, new loan production offices in Southern California opened during the third quarter of 2021, and other staffing increases resulting from organic growth. Merger and acquisition expenses associated with the merger with VRB totaled $2,221,000 during the current quarter.

	Six months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Base salaries, net of deferred loan origination costs	$40,385	$33,048	$7,337	22.2%
Incentive compensation	6,865	7,902	(1,037)	(13.1)%
Benefits and other compensation costs	12,463	11,461	1,002	8.7%
Total salaries and benefits expense	59,713	52,411	7,302	13.9%
Occupancy	7,571	7,426	145	2.0%
Data processing and software	7,109	6,403	706	11.0%
Equipment	2,786	2,724	62	2.3%
Intangible amortization	2,930	2,862	68	2.4%
Advertising	1,455	1,114	341	30.6%
ATM and POS network charges	3,156	2,797	359	12.8%
Professional fees	2,109	1,640	469	28.6%
Telecommunications	1,085	1,145	(60)	(5.2)%
Regulatory assessments and insurance	1,499	1,230	269	21.9%
Merger and acquisition expense	6,253	—	6,253	n/m
Postage	541	322	219	68.0%
Operational losses	273	421	(148)	(35.2)%
Courier service	900	582	318	54.6%
Gain on sale or acquisition of foreclosed assets	(98)	(66)	(32)	48.5%
Gain on disposal of fixed assets	(1,073)	(426)	(647)	151.9%
Other miscellaneous expense	6,502	5,204	1,298	24.9%
Total other non-interest expense	42,998	33,378	9,620	28.8%
Total non-interest expense	$102,711	$85,789	$16,922	19.7%
Average full-time equivalent staff	1,133	1,022	111	10.9%
The changes in non-interest expense for the six months ended June 30, 2022 and 2021 are generally consistent with changes in the comparable three months periods discussed above.
Income Taxes
The Company’s effective tax rate was 27.5% for the six months ended June 30, 2022, as compared to 28.1% for the year ended December 31, 2021. Differences between the Company's effective tax rate and applicable federal and state blended statutory rate of approximately 29.6% are due to the proportion of non-taxable revenues, non-deductible expenses, and benefits from tax credits as compared to the levels of pre-tax earnings.
Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. The following is a comparison of the quarterly change in certain assets and liabilities:

Ending balances	June 30,	March 31,		Annualized % Change
(dollars in thousands)	2022	2022	$ Change
Total assets	$10,120,611	$10,118,328	$2,283	0.1%
Total loans	6,113,421	5,851,975	261,446	17.9
Total loans, excluding PPP	6,095,667	5,795,370	300,297	20.7
Total investments	2,802,815	2,569,706	233,109	36.3
Total deposits	$8,756,775	$8,714,477	$42,298	1.9%

Organic loan growth, excluding PPP, of $300,297,000 or 20.7% on an annualized basis was realized during the quarter ended June 30, 2022, primarily within commercial real estate. During the quarter, and exclusive of PPP balance changes, loan originations totaled approximately $697 million while payoffs of loans totaled $397 million, which compares to origination and payoff activity during the three months ended March 31, 2022 of $396 million and $225 million, respectively. While management believes that loan pipelines are robust, loan activity during the quarter is reflective of increased customer awareness of the rising interest rate environment. Investment security growth was $233,109,000 or 36.3% on an annualized basis as excess liquidity from strong deposit growth during the trailing 12 month period was put to use in higher yielding earning assets. Deposit balances increased, with an organic change of $42,298,000 or 1.9% annualized during the period.
The following is a comparison of the year over year change in certain assets and liabilities:

Ending balances	As of June 30,			Acquired Balances	Organic $ Change	Organic % Change
(dollars in thousands)	2022	2021	$ Change
Total assets	$10,120,611	$8,170,365	$1,950,246	$1,363,529	$586,717	7.2%
Total loans	6,113,421	4,944,894	1,168,527	773,390	395,137	8.0
Total loans, excluding PPP	6,095,667	4,705,302	1,390,365	751,978	638,387	13.6
Total investments	2,802,815	2,103,575	699,240	109,716	589,524	28.0
Total deposits	$8,756,775	$6,992,053	$1,764,722	$1,215,479	$549,243	7.9%
Non-PPP loan balances have increased as a result of organic activities by approximately $638,387,000 during the twelve month period ending June 30, 2022. This, combined with earning assets acquired in the merger with Valley Republic Bank, has led to a long-term beneficial and meaningful shift in the makeup of the loan portfolio. Specifically, during the twelve months ended June 30, 2022 and excluding PPP balance changes, loan originations totaled approximately $2.2 billion while payoffs of loans totaled $1.6 billion. Investment securities increased to $2,802,815,000 at June 30, 2022, an organic change of $589,524,000 or 28.0% from the prior year.
Investment Securities
Investment securities available for sale increased $398,127,000 to $2,606,065,000 as of June 30, 2022, compared to December 31, 2021. This increase is primarily supported by deposit growth and available cash reserves. There were no sales of investment securities during the three and six months ended June 30, 2022 and 2021, respectively.
The following table presents the available for sale debt securities portfolio by major type as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$1,536,831	59.0%	$1,257,389	57.0%
Obligations of states and political subdivisions	303,694	11.6%	192,244	8.7%
Corporate bonds	7,544	0.3%	6,756	0.3%
Asset backed securities	434,192	16.7%	409,552	18.5%
Non-agency collateralized mortgage obligations	323,804	12.4%	341,997	15.5%
Total debt securities available for sale	$2,606,065	100.0%	$2,207,938	100.0%

	June 30, 2022		December 31, 2021
(in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$170,337	96.3%	$192,068	96.1%
Obligations of states and political subdivisions	6,457	3.7%	7,691	3.9%
Total debt securities held to maturity	$176,794	100.0%	$199,759	100.0%
Investment securities held to maturity decreased $22,965,000 to $176,794,000 as of June 30, 2022, as compared to December 31, 2021. This decrease is attributable to calls and principal repayments of $22,752,000, and amortization of net purchase premiums of $213,000.
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
The following table shows the Company’s loan balances, net deferred loan costs and discounts, as of the dates indicated:

(in thousands)	June 30, 2022		December 31, 2021
Commercial real estate	$4,049,893	66.2%	$3,306,054	67.2%
Consumer	1,162,989	19.0%	1,071,551	21.8%
Commercial and industrial	507,685	8.3%	259,355	5.3%
Construction	313,646	5.2%	222,281	4.5%
Agriculture production	71,373	1.2%	50,811	1.1%
Leases	7,835	0.1%	6,572	0.1%
Total loans	$6,113,421	100.0%	$4,916,624	100.0%
Nonperforming Assets
The following tables set forth the amount of the Company’s NPAs as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(in thousands)	June 30, 2022	December 31, 2021
Performing nonaccrual loans	$8,967	$27,713
Nonperforming nonaccrual loans	2,958	2,637
Total nonaccrual loans	11,925	30,350
Loans 90 days past due and still accruing	—	—
Total nonperforming loans	11,925	30,350
Foreclosed assets	3,379	2,594
Total nonperforming assets	$15,304	$32,944
Nonperforming assets to total assets	0.15%	0.38%
Nonperforming loans to total loans	0.20%	0.62%
Allowance for credit losses to nonperforming loans	821%	294%

Changes in nonperforming assets during the three months ended June 30, 2022

(in thousands)	Balance at March 31, 2022	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at June 30, 2022
Commercial real estate:
CRE non-owner occupied	$2,383	$—	$(222)	$—	$—	$2,161
CRE owner occupied	1,468	—	(27)	—	—	1,441
Multifamily	148	—	(8)	—	—	140
Farmland	2,012	—	(1,649)	—	—	363
Total commercial real estate loans	6,011	—	(1,906)	—	—	4,105
Consumer
SFR 1-4 1st DT liens	3,496	33	(206)	—	—	3,323
SFR HELOCs and junior liens	3,170	682	(162)	—	(375)	3,315
Other	78	112	(20)	(62)	—	108
Total consumer loans	6,744	827	(388)	(62)	(375)	6,746
Commercial and industrial	1,194	248	(253)	(235)	—	954
Construction	139	—	(19)	—	—	120
Agriculture production	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total nonperforming loans	14,088	1,075	(2,566)	(297)	(375)	11,925
Foreclosed assets	2,907	98	(1)	—	375	3,379
Total nonperforming assets	$16,995	$1,173	$(2,567)	$(297)	$—	$15,304
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets decreased during the three months ended June 30, 2022 by $1,689,000 or 9.9% to $15,304,000 at June 30, 2022 compared to $16,995,000 at March 31, 2022. The decrease in nonperforming assets during the second quarter of 2022 was primarily the result of pay-downs on non-performing loans, which totaled $2,566,000 during the quarter. The nonperforming loans added during the period totaled just $1,075,000. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the credit loss reserves associated with these loans is sufficient as of June 30, 2022.
Loan charge-offs during the three months ended June 30, 2022
In the second quarter of 2022, the Company recorded $298,000 in loan charge-offs and $103,000 in deposit overdraft charge-offs less $319,000 in loan recoveries and $37,000 in deposit overdraft recoveries, which collectively resulted in $45,000 of net charge-offs.

Changes in nonperforming assets during the six months ended June 30, 2022

(in thousands)	Balance at December 31, 2021	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at June 30, 2022
Commercial real estate:
CRE non-owner occupied	$7,899	$2,214	$(7,952)	$—	$—	$2,161
CRE owner occupied	5,036	—	(3,595)	—	—	1,441
Multifamily	4,457	—	(4,317)	—	—	140
Farmland	3,020	391	(2,441)	(294)	(313)	363
Total commercial real estate loans	20,412	2,605	(18,305)	(294)	(313)	4,105
Consumer
SFR 1-4 1st DT liens	3,596	373	(646)	—	—	3,323
SFR HELOCs and junior liens	3,801	1,613	(1,724)	—	(375)	3,315
Other	71	126	(26)	(63)	—	108
Total consumer loans	7,468	2,112	(2,396)	(63)	(375)	6,746
Commercial and industrial	2,415	644	(1,540)	(565)	—	954
Construction	55	85	(20)	—	—	120
Agriculture production	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Total nonperforming loans	30,350	5,446	(22,261)	(922)	(688)	11,925
Foreclosed assets	2,594	97	—	—	688	3,379
Total nonperforming assets	$32,944	$5,543	$(22,261)	$(922)	$—	$15,304
The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses as of the dates indicated:

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Allowance for credit losses:
Qualitative and forecast factor allowance	$65,516	$59,855	$58,118
Cohort model allowance reserves	31,965	24,539	26,237
Allowance for individually evaluated loans	463	982	1,707
Total allowance for credit losses	$97,944	$85,376	$86,062
Allowance for credit losses for loans / total loans	1.60%	1.74%	1.74%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. Based on the current conditions of the loan portfolio, management believes that the $97,944,000 allowance for loan losses at June 30, 2022 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.
The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for loan losses as of the dates indicated:

(in thousands)	June 30, 2022		December 31, 2021		June 30, 2021
Commercial real estate	$55,450	56.6%	51,140	59.9%	$51,637	60.0%
Consumer	23,931	24.4%	23,474	27.5%	23,950	27.8%
Commercial and industrial	9,979	10.2%	3,862	4.5%	4,511	5.2%
Construction	7,522	7.7%	5,667	6.7%	4,951	5.8%
Agriculture production	1,046	1.1%	1,215	1.4%	1,007	1.2%
Leases	16	0.02%	18	—%	6	—%
Total allowance for credit losses	$97,944	100.0%	85,376	100.0%	$86,062	100.0%

The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Commercial real estate	1.37%	1.55%	1.62%
Consumer	2.06%	2.19%	2.27%
Commercial and industrial	1.97%	1.49%	1.00%
Construction	2.40%	2.55%	2.47%
Agriculture production	1.47%	2.39%	2.40%
Leases	0.20%	0.27%	0.12%
Total loans	1.60%	1.74%	1.74%

The following table summarizes the activity in the allowance for credit losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Allowance for credit losses:
Balance at beginning of period	$96,049	$85,941	$85,376	$91,847
ACL on PCD loans	—	—	2,037	—
Provision for (reversal of) loan losses	1,940	(145)	10,145	(6,385)
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—	—	—
CRE owner occupied	—	—	—	—
Multifamily	—	—	—	—
Farmland	—	—	(294)	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—
Other	(166)	(86)	(285)	(279)
Commercial and industrial	(235)	(301)	(565)	(334)
Construction	—	—	—	—
Agriculture production	—	—	—	—
Leases	—	—	—	—
Total loans charged-off	(401)	(387)	(1,144)	(613)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	—	—	—	2
CRE owner occupied	1	—	1	1
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	1	1	41	11
SFR HELOCs and junior liens	153	512	328	797
Other	76	59	147	165
Commercial and industrial	124	79	1,011	215
Construction	—	—	—	—
Agriculture production	1	2	2	22
Leases	—	—	—	—
Total recoveries of previously charged-off loans	356	653	1,530	1,213
Net recoveries	(45)	266	386	600
Balance at end of period	$97,944	$86,062	$97,944	$86,062
Average total loans	$5,928,430	$4,646,188	$5,461,092	$4,527,329
Ratios (annualized):
Net recoveries during period to average loans outstanding during period	—%	0.02%	0.01%	0.03%
Provision for credit losses (benefit from reversal of) to average loans outstanding during period	0.03%	(0.01)%	0.37%	(0.28)%

Foreclosed Assets, Net of Allowance for Losses
The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses, for the six months ended June 30, 2022:

(in thousands)	Balance at December 31, 2021	Sales	Valuation Adjustments	Transfers from Loans	Balance at June 30, 2022
Land & construction	$155	$—	$—	$—	$155
Residential real estate	1,258	—	97	688	2,043
Commercial real estate	1,181	—	—	—	1,181
Total foreclosed assets	$2,594	$—	$97	$688	$3,379
Deposits
During the three and six months ended June 30, 2022, the Company’s deposits increased by $42,298,000 and $1,389,616,000 to $8,756,775,000 at quarter end. Included in the June 30, 2022 and December 31, 2021 certificate of deposit balances is zero and $1,000,000, respectively, from the State of California.
Off-Balance Sheet Arrangements
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
Concurrently with the announcement of the completion of the VRB merger, the Company announced the resumption of its 2021 Repurchase Plan planned activities. During the three and six month period ended June 30, 2022, the Company repurchased 526,749 shares with a market value of $21,750,000, respectively.
Total shareholders' equity decreased by $67,005,000 during the quarter ended June 30, 2022, as a result of an increase in accumulated other comprehensive losses of $68,611,000, share repurchases totaling approximately $21,750,000, and cash dividend payments on common stock of $8,360,000, partially offset by net income of $31,364,000. As a result, the Company’s book value was $31.25 per share at June 30, 2022 as compared to $32.78 and $32.53 at March 31, 2022, and June 30, 2021, respectively. The Company’s tangible book value per share, a non-GAAP measure, calculated by subtracting goodwill and other intangible assets from total shareholders’ equity and dividing that sum by total shares outstanding, was $21.41 per share at June 30, 2022, as compared to $23.04 and $24.60 at March 31, 2022, and June 30, 2021, respectively.
Trailing Quarter Balance Sheet Change

	June 30, 2022		December 31, 2021
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total risk based capital	14.1%	10.5%	15.4%	10.5%
Tier I capital	12.3%	8.5%	14.2%	8.5%
Common equity Tier 1 capital	11.5%	7.0%	13.2%	7.0%
Leverage	9.4%	4.0%	9.9%	4.0%
See Note 10 and Note 16 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

As of June 30, 2022, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with current and prospective covenants in credit agreements.
Liquidity
The Company’s principal source of asset liquidity is cash at the Federal Reserve Bank of San Francisco (“Federal Reserve”) and other banks and marketable investment securities available for sale. As of June 30, 2022, Federal Reserve cash reserve ratios continue to be temporarily reduced to zero as a response to the worldwide COVID-19 pandemic and on-going impact on supply chains and the energy markets. The Company’s profitability during the first six months of 2022 generated cash flows from operations of $72,140,000 compared to $58,806,000 during the first six months of 2021. Net cash used by investing activities was $472,710,000 for the six months ended June 30, 2022, compared to net cash used by investing activities of $570,986,000 during the six months ending 2021. Financing activities provided $121,017,000 during the six months ended June 30, 2022, compared to $482,369,000 used during the six months ended June 30, 2021. During the six months ended June 30, 2022 cash acquired in connection with the VRB merger of $426,883,000 and deposit balance increases of $174,137,000 were the largest contributor to the source of funding that facilitated net organic loan growth of $423,407,000 and net organic investment security growth of $282,464,000, inclusive of changes in the fair value of available for sale investment securities, compared to an increase of deposit balances of $486,119,000 during the same period in 2021.
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
The Company maintains a collateralized line of credit with the FHLB. Based on the FHLB stock requirements at June 30, 2022, this line provided for maximum borrowings of $2.42 billion of which none was outstanding. As of June 30, 2022, the Company had designated investment securities with a fair value of $58,638,000 and loans totaling $3.97 billion as potential collateral under this collateralized line of credit with the FHLB.
The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco (“FRB”). As of June 30, 2022, this line provided for maximum borrowings of $243,529,000 of which none was outstanding. As of March 31, 2021, the Company has designated investment securities with fair value of $5,300 and loans totaling $347,786,000 as potential collateral under this collateralized line of credit with the FRB.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments, which have historically included dividends to shareholders, scheduled debt service payments, and general operations. Shareholder dividends are expected to continue subject to the Board’s discretion and management's continuing evaluation of capital levels, earnings, asset quality and other factors. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to cover the Company's cash flow needs. However, the Company and its ability to generate liquidity through either the issuance of stock or debt, also serves as a potential source of strength for the Bank. Dividends paid by the Company to holders of its common stock used $15,792,000 and $14,862,000 of cash during the six months ended June 30, 2022 and 2021, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates occurring subsequent to December 31, 2021, the following update of the Company’s assessment of market risk as of June 30, 2022 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2021.
During the quarter ended June 30, 2022, market interest rates (including many rates that serve as reference indices for variable rate loans) increased, and experienced a significant amount of volatility. This is providing a moderate lift to the loan portfolio's yield, driven by new loan originations and the approximately $875,000,000 in variable floating rate loans outstanding tied to the Wall Street Prime index. However, market competition stemming from loan to deposit ratios being at historic lows remains elevated, and approximately $2.51 billion in variable rate loans outstanding are generally tied to the 5-year US Treasury rate and subject to reprice quarterly, subsequent to the expiration of a fixed rate period of three months to five years from origination. As of June 30, 2022, the Company's loan portfolio consisted of approximately $6.1 billion in outstanding principal with a weighted average coupon rate of 4.39%, inclusive of the PPP program loans. Excluding PPP loans, the Company's loan portfolio has approximately $6.09 billion outstanding with a weighted average coupon rate of 4.40% as of June 30, 2022.
Management funds the acquisition of nearly all of its earning assets through its core deposit gathering activities. As of June 30, 2022, non-interest bearing deposits increased by approximately $21,000,000 from the trailing quarter end, and represented 41.2% of total deposits. Further, during the quarter ended June 30, 2022, the cost of interest bearing deposits were 0.05% and the cost of total deposits were 0.04%. With the intent of maximizing net interest income and maintaining healthy credit quality, management intends to continue to carefully deploy any excess liquidity and migrate certain earning assets into higher yielding categories, when available (shifting proceeds from investment security prepayment or maturity into loans, for example).

As of June 30, 2022 the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was 1.58%. Based on the historical nature of these rates in the United States not falling below zero, management believes that a shock scenario that reduces interest rates below zero would not provide meaningful results and therefore, have not been modeled. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve month period utilizing a interest sensitivity (GAP) analysis based on the Company's specific mix of interest earning assets and interest bearing liabilities as of June 30, 2022.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+200 (shock)	1.0%	1.4%
+100 (shock)	0.7%	1.8%
+ 0 (flat)	—	—
-100 (shock)	(6.0)%	(9.9)%
-200 (shock)	nm	nm

Basic assumptions include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently subjective and may not be realized and, as a result, actual results will differ from our projections. More specifically, non-maturity deposit assumptions include savings accounts that reprice in the third month of the time horizon while all other non-maturity deposits are scheduled to reprice in the sixtieth month. In addition, variances in the timing, magnitude and frequency of interest rate changes, overall market conditions including volumes and pricing, and changes in management strategies, among other factors, will also result in variances between the projected and actual results.

These projections are based on the current interest rate environment and a static balance sheet mix of earning assets and interest sensitive liabilities. While market interest rates have been volatile in recent months, the impact of those changes on the Company's mix of assets and liabilities may not correlate directly to changes in the Company's net interest income or market value of equity. In addition, the Company's ability to reprice deposit costs downward in a falling interest rate scenario is generally constrained under the assumption that negative deposit rates will not be introduced.
Item 4.    Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
During the three months ended June 30, 2022, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs at period end (2)
April 1-30, 2022	186,819	$38.74	182,473	1,754,210
May 1-31, 2022	227,713	41.50	224,248	1,529,962
June 1-30, 2022	129,911	44.77	120,028	1,409,934
Total	544,443		526,749
(1)Includes shares purchased by the Company’s Employee Stock Ownership Plan in open market purchases and shares tendered by employees pursuant to various other equity incentive plans. See Notes 10 and 11 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.
(2)Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 10 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchase plan.

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

TRICO BANCSHARES
(Registrant)

Date: August 8, 2022	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)