Form 10-Q
period 2022-09-30
TRICO BANCSHARES /
filed 2022-11-09
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: September 30, 2022

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
Common stock, no par value: 33,327,189 shares outstanding as of November 4, 2022.

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	September 30, 2022	December 31, 2021
Assets:
Cash and due from banks	$91,377	$57,032
Cash at Federal Reserve and other banks	155,132	711,389
Cash and cash equivalents	246,509	768,421
Investment securities:
Marketable equity securities	2,592	2,938
Available for sale debt securities, net of allowance for credit losses of $—	2,480,265	2,207,938
Held to maturity debt securities, net of allowance for credit losses of $—	168,038	199,759
Restricted equity securities	17,250	17,250
Loans held for sale	247	3,466
Loans	6,314,290	4,916,624
Allowance for credit losses	(101,488)	(85,376)
Total loans, net	6,212,802	4,831,248
Premises and equipment, net	73,266	78,687
Cash value of life insurance	132,933	117,857
Accrued interest receivable	27,070	19,292
Goodwill	307,942	220,872
Other intangible assets, net	18,372	12,369
Operating leases, right-of-use	26,622	25,665
Other assets	262,971	109,025
Total assets	$9,976,879	$8,614,787
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$3,678,202	$2,979,882
Interest-bearing	4,977,567	4,387,277
Total deposits	8,655,769	7,367,159
Accrued interest payable	853	928
Operating lease liability	28,717	26,280
Other liabilities	153,110	112,070
Other borrowings	47,068	50,087
Junior subordinated debt	101,024	58,079
Total liabilities	8,986,541	7,614,603
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, no par value: 50,000,000 shares authorized; 33,332,189 and 29,730,424 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	696,348	532,244
Retained earnings	516,699	466,959
Accumulated other comprehensive (loss) income, net of tax	(222,709)	981
Total shareholders’ equity	990,338	1,000,184
Total liabilities and shareholders’ equity	$9,976,879	$8,614,787
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$75,956	$60,725	$203,619	$181,465
Investments:
Taxable securities	16,864	7,483	40,862	20,594
Tax exempt securities	1,468	882	3,733	2,656
Dividends	258	258	833	730
Interest bearing cash at Federal Reserve and other banks	1,820	280	3,469	578
Total interest and dividend income	96,366	69,628	252,516	206,023
Interest expense:
Deposits	992	855	2,519	2,620
Other borrowings	5	6	15	15
Junior subordinated debt	1,263	534	2,906	1,632
Total interest expense	2,260	1,395	5,440	4,267
Net interest income	94,106	68,233	247,076	201,756
Provision for (reversal of) credit losses	3,795	(1,435)	14,225	(7,755)
Net interest income after credit loss provision (reversal)	90,311	69,668	232,851	209,511
Non-interest income:
Service charges and fees	12,682	11,265	37,422	32,671
Gain on sale of loans	357	1,814	2,145	7,908
Gain on sale of investment securities	—	—	—	—
Asset management and commission income	1,020	957	2,946	2,738
Increase in cash value of life insurance	659	644	2,049	2,062
Other	922	415	2,604	1,783
Total non-interest income	15,640	15,095	47,166	47,162
Non-interest expense:
Salaries and related benefits	33,528	26,274	96,495	78,685
Other	20,937	19,533	60,681	52,911
Total non-interest expense	54,465	45,807	157,176	131,596
Income before provision for income taxes	51,486	38,956	122,841	125,077
Provision for income taxes	14,148	11,534	33,765	35,644
Net income	$37,338	$27,422	$89,076	$89,433
Per share data:
Basic earnings per share	$1.12	$0.92	$2.76	$3.01
Diluted earnings per share	$1.12	$0.92	$2.74	$2.99
Dividends per share	$0.30	$0.25	$0.80	$0.75
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$37,338	$27,422	$89,076	$89,433
Other comprehensive loss, net of tax:
Unrealized losses on available for sale securities arising during the period	(76,740)	(4,440)	(223,748)	(7,924)
Change in minimum pension liability	—	—	58	—
Change in joint beneficiary agreements	—	—	—	(629)
Other comprehensive loss	(76,740)	(4,440)	(223,690)	(8,553)
Comprehensive income (loss)	$(39,402)	$22,982	$(134,614)	$80,880
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2021	29,716,294	$531,038	$427,575	$8,167	$966,780
Net income			27,422		27,422
Other comprehensive loss				(4,440)	(4,440)
Stock options exercised	4,000	58			58
RSU vesting		485			485
PSU vesting		252			252
RSUs released	2,689				—
PSUs released	19,272				—
Repurchase of common stock	(27,646)	(494)	(620)		(1,114)
Dividends paid ($0.25 per share)			(7,429)		(7,429)
Three months ended September 30, 2021	29,714,609	$531,339	$446,948	$3,727	$982,014

Balance at June 30, 2022	33,350,974	$696,441	$491,705	$(145,969)	$1,042,177
Net income			37,338		37,338
Other comprehensive loss				(76,740)	(76,740)
Stock options exercised	44,000	856			856
RSU vesting		746			746
PSU vesting		223			223
RSUs released	2,752				—
PSUs released	26,338				—
Issuance of common stock	—				—
Repurchase of common stock	(91,875)	(1,918)	(2,340)		(4,258)
Dividends paid ($0.30 per share)			(10,004)		(10,004)
Three months ended September 30, 2022	33,332,189	$696,348	$516,699	$(222,709)	$990,338

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	29,727,214	$530,835	$381,999	$12,280	$925,114
Net income			89,433		89,433
Other comprehensive loss				(8,553)	(8,553)
Stock options exercised	5,675	86			86
RSU vesting		1,242			1,242
PSU vesting		658			658
RSUs released	45,401				—
PSUs released	19,272				—
Repurchase of common stock	(82,953)	(1,482)	(2,193)		(3,675)
Dividends paid ($0.75 per share)			(22,291)		(22,291)
Nine months ended September 30, 2021	29,714,609	$531,339	$446,948	$3,727	$982,014

Balance at January 1, 2022	29,730,424	$532,244	$466,959	$981	$1,000,184
Net income			89,076		89,076
Other comprehensive loss				(223,690)	(223,690)
Stock options exercised	59,325	1,112			1,112
RSU vesting		2,025			2,025
PSU vesting		686			686
RSUs released	48,234				—
PSUs released	26,338				—
Issuance of common stock	4,105,518	173,585			173,585
Repurchase of common stock	(637,650)	(13,304)	(13,540)		(26,844)
Dividends paid ($0.80 per share)			(25,796)		(25,796)
Nine months ended September 30, 2022	33,332,189	$696,348	$516,699	$(222,709)	$990,338

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the nine months ended September 30,
	2022	2021
Operating activities:
Net income	$89,076	$89,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	4,489	4,923
Amortization of intangible assets	4,632	4,271
Provision for (reversal of) credit losses on loans	13,645	(7,880)
Amortization of investment securities premium, net	6,564	4,702
Originations of loans for resale	(62,192)	(175,127)
Proceeds from sale of loans originated for resale	66,973	184,896
Gain on sale of loans	(2,145)	(7,908)
Change in market value of mortgage servicing rights	(443)	691
Provision for losses on foreclosed assets	113	—
Gain on transfer of loans to foreclosed assets	(224)	(133)
Gain on sale of foreclosed assets	(22)	(68)
Operating lease expense payments	(4,351)	(3,690)
Gain on disposal of fixed assets	(1,069)	(445)
Increase in cash value of life insurance	(2,049)	(2,062)
Gain on life insurance death benefit	(309)	—
Loss on marketable equity securities	346	59
Equity compensation vesting expense	2,711	1,900
Change in:
Interest receivable	(4,384)	1,579
Interest payable	(601)	(306)
Amortization of operating lease ROUA	4,432	4,038
Other assets and liabilities, net	(7,201)	1,046
Net cash from operating activities	107,991	99,919

Investing activities:
Proceeds from maturities of securities available for sale	212,501	263,865
Proceeds from maturities of securities held to maturity	31,421	66,880
Purchases of securities available for sale	(699,035)	(960,668)
Loan origination and principal collections, net	(603,581)	(21,869)
Loans purchased	(21,292)	(102,710)
Proceeds from sale of other real estate owned	416	944
Proceeds from sale of premises and equipment	6,689	2,743
Purchases of premises and equipment	(3,130)	(2,114)
Proceeds from conversion of life insurance	641	—
Cash acquired from VRB, net of cash consideration paid	426,883	—
Net cash used by investing activities	(648,487)	(752,929)

Financing activities:
Net change in deposits	73,131	730,888
Net change in other borrowings	(3,019)	18,687
Repurchase of common stock, net of option exercises	(26,844)	(3,675)
Dividends paid	(25,796)	(22,291)
Exercise of stock options	1,112	86

Net cash from financing activities	18,584	723,695
Net change in cash and cash equivalents	(521,912)	70,685
Cash and cash equivalents, beginning of period	768,421	669,551
Cash and cash equivalents, end of period	$246,509	$740,236
Supplemental disclosure of noncash activities:
Unrealized loss on securities available for sale	$(317,659)	$(11,249)
Loans transferred to held-for-sale	12,044	—
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	2,444	835
Obligations incurred in conjunction with leased assets	4,609	2,883
Loans transferred to foreclosed assets	1,131	549
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	5,515	4,573
Cash paid for income taxes	36,000	38,500

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
The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by the Company and three acquired with the acquisition of North Valley Bancorp. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,754,000 are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. See the footnote 'Junior Subordinated Debt' for additional information on borrowings outstanding.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). The Company believes that the disclosures made herein are adequate to make the information not misleading.
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
Allowance for Credit Losses - Securities
The Company measures expected credit losses on HTM debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on HTM debt securities totaled was considered insignificant at September 30, 2022 and is therefore excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current condition and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized.
The Company evaluates AFS debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the three and nine month periods ended September 30, 2022 and 2021, respectively.
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
Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Historical credit loss experience provides the basis for the estimation of expected credit losses, which captures loan balances as of a point in time to form a cohort, then tracks the respective losses generated by that cohort of loans over the remaining life. The Company identified and accumulated loan cohort historical loss data beginning with the fourth quarter of 2008 and through the current period. In situations where the Company's actual loss history was not statistically relevant, the loss history of peers, defined as financial institutions with assets greater than three billion and less than ten billion, were utilized to create a minimum loss rate. Adjustments to historical loss information are made for differences in relevant current loan-specific risk characteristics, such as historical timing of losses relative to the loan origination. In its loss forecasting framework, the Company incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios incorporate variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to changes in environmental conditions, such as California unemployment rates, household debt levels, changes in the effective yield of BBB US Corporate debt, and U.S. gross domestic product.
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
Accounting Standards Pending Adoption
FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies the guidance when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, and to introduce new disclosure requirements there within. Amendments in this ASU are effective for the Company beginning after December 31, 2023, with early adoption permitted. Management is evaluating the extent to which this standard will impact the consolidated financial statements.
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

The following table summarizes the consideration paid for VRB and the amounts of assets acquired and liabilities assumed that were recorded at the acquisition date (in thousands):

Valley Republic Bancorp March 25, 2022
Fair value of consideration transferred:
Fair value of shares issued	$173,585
Cash consideration	431
Total fair value of consideration transferred	174,016
Assets acquired:
Cash and cash equivalents	427,314
Securities available for sale	109,716
Loans and leases	771,353
Premises and equipment	4,658
Cash value of life insurance	13,609
Core deposit intangible	10,635
Other assets	26,244
Total assets acquired	1,363,529
Liabilities assumed:
Deposits	(1,215,479)
Subordinated debt	(47,236)
SERP liability	(3,352)
Other liabilities	(10,516)
Total liabilities assumed	(1,276,583)
Total net assets acquired	86,946
Goodwill recognized	$87,070
Note 3 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	September 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,603,933	$1	$(214,019)	$1,389,915
Obligations of states and political subdivisions	332,809	8	(49,694)	283,123
Corporate bonds	6,161	—	(303)	5,858
Asset backed securities	467,033	102	(13,334)	453,801
Non-agency collateralized mortgage obligations	388,380	—	(40,812)	$347,568
Total debt securities available for sale	$2,798,316	$111	$(318,162)	$2,480,265

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$161,581	$3	$(14,435)	$147,149
Obligations of states and political subdivisions	6,457	—	(142)	6,315
Total debt securities held to maturity	$168,038	$3	$(14,577)	$153,464

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,260,226	$8,193	$(11,030)	$1,257,389
Obligations of states and political subdivisions	187,197	5,832	(785)	192,244
Corporate bonds	6,722	34	—	6,756
Asset backed securities	408,329	2,354	(1,131)	409,552
Non-agency collateralized mortgage obligations	345,856	—	(3,859)	341,997
Total debt securities available for sale	$2,208,330	$16,413	$(16,805)	$2,207,938
Debt Securities Held to Maturity
Obligations of U.S. government agencies	192,068	8,131	—	200,199
Obligations of states and political subdivisions	7,691	250	—	7,941
Total debt securities held to maturity	$199,759	$8,381	$—	$208,140
There were no sales of investment securities during the three and nine months ended September 30, 2022 and 2021, respectively. Investment securities with an aggregate carrying value of $578,794,000 and $423,892,000 at September 30, 2022 and December 31, 2021, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at September 30, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2022, obligations of U.S. government corporations and agencies with a cost basis totaling $1,570,291,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At September 30, 2022, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.51 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.
As of September 30, 2022, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$32,699	$31,842	$—	$—
Due after one year through five years	148,616	142,018	1,569	1,548
Due after five years through ten years	420,159	397,387	15,377	14,569
Due after ten years	2,196,842	1,909,018	151,092	137,347
Totals	$2,798,316	$2,480,265	$168,038	$153,464

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

September 30, 2022:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$537,215	$(95,003)	$852,554	$(119,016)	$1,389,769	$(214,019)
Obligations of states and political subdivisions	27,993	(8,728)	253,108	(40,966)	281,101	(49,694)
Corporate bonds	—	—	5,858	(303)	5,858	(303)
Asset backed securities	130,298	(6,102)	303,548	(7,232)	433,846	(13,334)
Non-agency collateralized mortgage obligations	122,255	(23,629)	209,647	(17,183)	331,902	(40,812)
Total debt securities available for sale	$817,761	$(133,462)	$1,624,715	$(184,700)	$2,442,476	$(318,162)

Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$146,904	$(14,435)	$146,904	$(14,435)
Obligations of states and political subdivisions	—	—	$5,257	$(142)	5,257	(142)
Total debt securities held to maturity	$—	$—	$152,161	$(14,577)	$152,161	$(14,577)

December 31, 2021:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$947,108	$(9,737)	$44,086	$(1,293)	$991,194	$(11,030)
Obligations of states and political subdivisions	56,154	(785)	—	—	56,154	(785)
Asset backed securities	62,792	(259)	109,748	(872)	172,540	(1,131)
Non-agency collateralized mortgage obligations	327,045	(3,859)	—	—	327,045	(3,859)
Total debt securities available for sale	$1,393,099	$(14,640)	$153,834	$(2,165)	$1,546,933	$(16,805)
Obligations of U.S. government agencies: The unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases and illiquidity. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded. At September 30, 2022, 170 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of 13.35% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of September 30, 2022. At September 30, 2022, 218 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 15.02% from the Company’s amortized cost basis.
Corporate bonds: The unrealized losses on investments in corporate bonds were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of September 30, 2022. At September 30, 2022, 6 debt securities representing corporate bonds had unrealized losses with aggregate depreciation of 4.92% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors for these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through September 30,

2022 has not experienced any deterioration in credit rating. At September 30, 2022, 46 asset backed securities had unrealized losses with aggregate depreciation of 2.98% from the Company’s amortized cost basis. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of September 30, 2022.
Non-agency collateralized mortgage obligations: The unrealized losses on investments in non-agency collateralized mortgage obligations were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of September 30, 2022. At September 30, 2022, 22 debt securities representing corporate bonds had unrealized losses with aggregate depreciation of 10.95% from the Company’s amortized cost basis.
The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	September 30, 2022		December 31, 2021
	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
	(In thousands)		(In thousands)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$161,581	$—	$192,068	$—
Obligations of states and political subdivisions	6,457	—	7,691	—
Total debt securities held to maturity	$168,038	$—	$199,759	$—

Note 4 – Loans
A summary of loan balances follows:

(in thousands)	September 30, 2022	December 31, 2021
Commercial real estate:
CRE non-owner occupied	$2,062,406	$1,603,141
CRE owner occupied	969,588	706,307
Multifamily	927,557	823,500
Farmland	279,379	173,106
Total commercial real estate loans	4,238,930	3,306,054
Consumer:
SFR 1-4 1st DT liens	765,029	666,960
SFR HELOCs and junior liens	394,136	337,513
Other	58,132	67,078
Total consumer loans	1,217,297	1,071,551
Commercial and industrial	534,960	259,355
Construction	243,571	222,281
Agriculture production	71,599	50,811
Leases	7,933	6,572
Total loans, net of deferred loan fees and discounts	$6,314,290	$4,916,624
Total principal balance of loans owed, net of charge-offs	$6,361,329	$4,946,653
Unamortized net deferred loan fees	(14,783)	(13,922)
Discounts to principal balance of loans owed, net of charge-offs	(32,256)	(16,107)
Total loans, net of unamortized deferred loan fees and discounts	$6,314,290	$4,916,624
Allowance for credit losses on loans	$(101,488)	$(85,376)

In March 2020 (Round 1) and subsequently in December 2020 (Round 2), the Small Business Administration ("SBA") Paycheck
Protection Program ("PPP") was created to help small businesses keep workers employed during the COVID-19 crisis. Tri Counties

Bank, through its online portal, facilitated the ability for borrowers to open a new deposit account and submit PPP applications during the entirety of the Programs. The SBA ended PPP and did not accept new borrowing applications, effective May 31, 2021. PPP loan balances included in commercial and industrial loan totals above were $1,942,000 and $61,147,000, net of approximately $27,000 and $2,164,000 in deferred fee income as of September 30, 2022 and December 31, 2021, respectively. During the three months ended September 30, 2022, the Company recognized $291,000 in fees on PPP loans as compared with $872,000 and $2,984,000 for the three months ended June 30, 2022 and September 30, 2021, respectively. Based on the payment guarantee provided by the SBA as well as the expected short-term duration of the PPP loans acquired from VRB, the fair value of these loans approximates the principal balance outstanding as of the merger date, and therefore, no purchase discount was recorded.
Note 5 – Allowance for Credit Losses
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Three months ended September 30, 2022
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$28,081	$—	$1	$1,162	$29,244
CRE owner occupied	12,620	—	1	904	13,525
Multifamily	11,795	—	—	954	12,749
Farmland	2,954	—	—	168	3,122
Total commercial real estate loans	55,450	—	2	3,188	58,640
Consumer:
SFR 1-4 1st DT liens	10,311	—	38	322	10,671
SFR HELOCs and junior liens	11,591	—	98	(306)	11,383
Other	2,029	(185)	53	(19)	1,878
Total consumer loans	23,931	(185)	189	(3)	23,932
Commercial and industrial	9,979	(82)	119	384	10,400
Construction	7,522	—	—	(1,390)	6,132
Agriculture production	1,046	—	1	1,321	2,368
Leases	16	—	—	—	16
Allowance for credit losses on loans	$97,944	$(267)	$311	$3,500	$101,488
Reserve for unfunded commitments	4,075	—	—	295	4,370
Total	$102,019	$(267)	$311	$3,795	$105,858

	Allowance for credit losses – Nine months ended September 30, 2022
(in thousands)	Beginning Balance	ACL on PCD Loans	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$25,739	$746	$—	$1	$2,758	$29,244
CRE owner occupied	10,691	63	—	2	2,769	13,525
Multifamily	12,395	—	—	—	354	12,749
Farmland	2,315	764	(294)	—	337	3,122
Total commercial real estate loans	51,140	1,573	(294)	3	6,218	58,640
Consumer:
SFR 1-4 1st DT liens	10,723	144	—	79	(275)	10,671
SFR HELOCs and junior liens	10,510	—	—	426	447	11,383
Other	2,241	—	(470)	200	(93)	1,878
Total consumer loans	23,474	144	(470)	705	79	23,932
Commercial and industrial	3,862	81	(647)	1,130	5,974	10,400
Construction	5,667	201	—	—	264	6,132
Agriculture production	1,215	38	—	3	1,112	2,368
Leases	18	—	—	—	(2)	16
Allowance for credit losses on loans	$85,376	$2,037	$(1,411)	$1,841	$13,645	$101,488
Reserve for unfunded commitments	3,790	—	—	—	580	4,370
Total	$89,166	$2,037	$(1,411)	$1,841	$14,225	$105,858

The allowance for credit losses (ACL) was $101,488,000 as of September 30, 2022, a net increase of $3,544,000 over the immediately preceding quarter. The provision for credit losses of $3,500,000 during the quarter was the net effect of increases in required reserves due to loan portfolio growth and changes in individually analyzed credits, which increased the provision need by approximately $3,218,000 and $1,356,000, respectively, while net decreases in qualitative factors and improvement in overall portfolio credit quality reduced the provisioning need by approximately $1,030,000. In addition to the aforementioned quarterly increase, the provision for credit losses of $13,645,000 during the nine months ended September 30, 2022 was comprised of $10,820,000 in association with the loans acquired from Valley Republic Bank in the first quarter of 2022, and a net provision for credit losses of $2,825,000 associated with organic loan portfolio growth and the net changes in quantitative and qualitative factors associated with overall borrower performance. Net recoveries for the three and nine months ended September 30, 2022 were approximately $44,000 and $430,000, respectively while during the same three and nine month periods of 2021, the Company recorded $261,000 in net charge-offs and $339,000 in recoveries, respectively.
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
The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and included improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date, particularly CA unemployment trends. Inflation remains elevated from continued disruptions in the supply chain and volatile energy prices Despite the expected continued benefit to the net interest income of the Company from the elevated rate environment, Management notes the rapid intervals of rate increases by the Federal Reserve and flattening or inversion of the yield curve, have boosted expectations of the US entering a recession within 12 months and has led to the lowest levels of consumer sentiment in decades. As a result, management continues to believe that certain credit weakness are likely present in the overall economy and that it is appropriate to cautiously maintain a reserve level that incorporates such risk factors.
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

For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Year ended December 31, 2021
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$29,380	$—	$12	$(3,653)	$25,739
CRE owner occupied	10,861	(18)	794	(946)	10,691
Multifamily	11,472	—	—	923	12,395
Farmland	1,980	(126)	—	461	2,315
Total commercial real estate loans	53,693	(144)	806	(3,215)	51,140
Consumer:
SFR 1-4 1st DT liens	10,117	(145)	13	738	10,723
SFR HELOCs and junior liens	11,771	(29)	1,127	(2,359)	10,510
Other	3,260	(577)	361	(803)	2,241
Total consumer loans	25,148	(751)	1,501	(2,424)	23,474
Commercial and industrial	4,252	(1,470)	755	325	3,862
Construction	7,540	(27)	—	(1,846)	5,667
Agriculture production	1,209	—	24	(18)	1,215
Leases	5	—	—	13	18
Allowance for credit losses on loans	$91,847	$(2,392)	$3,086	$(7,165)	$85,376
Reserve for unfunded commitments	3,400	—	—	390	3,790
Total	$95,247	$(2,392)	$3,086	$(6,775)	$89,166

	Allowance for credit losses – Three months ended September 30, 2021
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial real estate:
CRE non-owner occupied	$26,028	$—	$10	$(817)	$25,221
CRE owner occupied	10,463	(18)	793	(508)	10,730
Multifamily	13,196	—	—	(320)	12,876
Farmland	1,950	(126)	—	78	1,902
Total commercial real estate loans	51,637	(144)	803	(1,567)	50,729
Consumer:
SFR 1-4 1st DT liens	10,629	(145)	1	133	10,618
SFR HELOCs and junior liens	10,701	—	63	(333)	10,431
Other	2,620	(181)	97	(94)	2,442
Total consumer loans	23,950	(326)	161	(294)	23,491
Commercial and industrial	4,511	(1,112)	355	(327)	3,427
Construction	4,951	—	—	577	5,528
Agriculture production	1,007	—	2	110	1,119
Leases	6	—	—	6	12
Allowance for credit losses on loans	$86,062	$(1,582)	$1,321	$(1,495)	$84,306
Reserve for unfunded commitments	3,465	—	—	60	3,525
Total	$89,527	$(1,582)	$1,321	$(1,435)	$87,831

	Allowance for credit losses – Nine months ended September 30, 2021
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial real estate:
CRE non-owner occupied	$29,380	$—	$12	$(4,171)	$25,221
CRE owner occupied	10,861	(18)	794	(907)	10,730
Multifamily	11,472	—	—	1,404	12,876
Farmland	1,980	(126)	—	48	1,902
Total commercial real estate loans	53,693	(144)	806	(3,626)	50,729
Consumer:
SFR 1-4 1st DT liens	10,117	(145)	12	634	10,618
SFR HELOCs and junior liens	11,771	—	860	(2,200)	10,431
Other	3,260	(460)	262	(620)	2,442
Total consumer loans	25,148	(605)	1,134	(2,186)	23,491
Commercial and industrial	4,252	(1,446)	570	51	3,427
Construction	7,540	—	—	(2,012)	5,528
Agriculture production	1,209	—	24	(114)	1,119
Leases	5	—	—	7	12
Allowance for credit losses on loans	91,847	(2,195)	2,534	(7,880)	84,306
Reserve for unfunded commitments	3,400	—	—	125	3,525
Total	$95,247	$(2,195)	$2,534	$(7,755)	$87,831

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$314,435	$309,032	$151,529	$225,181	$152,544	$761,494	$108,941	$—	$2,023,156
Special Mention	—	—	—	8,650	—	22,079	1,345	—	32,074
Substandard	—	900	792	—	1,066	4,418	—	—	7,176
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$314,435	$309,932	$152,321	$233,831	$153,610	$787,991	$110,286	$—	$2,062,406

Commercial real estate:
CRE owner occupied risk ratings
Pass	$187,346	$193,426	$132,676	$69,125	$50,770	$267,391	$34,869	$—	$935,603
Special Mention	—	16,904	236	—	—	7,217	—	—	24,357
Substandard	3,230	723	—	117	1,130	3,326	1,102	—	9,628
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$190,576	$211,053	$132,912	$69,242	$51,900	$277,934	$35,971	$—	$969,588

Commercial real estate:
Multifamily risk ratings
Pass	$153,679	$285,798	$97,578	$88,771	$105,714	$165,961	$29,924	$—	$927,425
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	132	—	—	132
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily loans	$153,679	$285,798	$97,578	$88,771	$105,714	$166,093	$29,924	$—	$927,557

Commercial real estate:
Farmland risk ratings
Pass	$43,021	$53,913	$16,940	$23,810	$13,611	$39,521	$49,444	$—	$240,260
Special Mention	2,284	777	239	—	—	1,433	21,431	—	26,164
Substandard	—	—	335	1,520	3,155	7,026	919	—	12,955
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$45,305	$54,690	$17,514	$25,330	$16,766	$47,980	$71,794	$—	$279,379

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$154,671	$269,240	$136,710	$33,821	$30,232	$122,402	$10	$3,242	$750,328
Special Mention	—	—	—	283	3,297	3,708	—	441	7,729
Substandard	—	1,209	—	—	1,025	4,123	—	615	6,972
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$154,671	$270,449	$136,710	$34,104	$34,554	$130,233	$10	$4,298	$765,029

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
SFR HELOCs and Junior Liens
Pass	$420	$—	$—	$—	$—	$136	$378,609	$8,522	$387,687
Special Mention	—	—	—	—	—	—	1,783	82	1,865
Substandard	—	—	—	—	—	—	3,814	770	4,584
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$420	$—	$—	$—	$—	$136	$384,206	$9,374	$394,136

Consumer loans:
Other risk ratings
Pass	$11,538	$13,996	$11,175	$11,977	$5,657	$2,118	$873	$—	$57,334
Special Mention	2	4	104	143	184	113	43	—	593
Substandard	—	—	42	43	1	96	23	—	205
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$11,540	$14,000	$11,321	$12,163	$5,842	$2,327	$939	$—	$58,132

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$115,676	$68,377	$25,530	$25,839	$9,157	$7,005	$260,876	$761	$513,221
Special Mention	3,354	150	22	1,590	169	29	14,374	—	19,688
Substandard	—	24	—	—	35	710	1,180	102	2,051
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$119,030	$68,551	$25,552	$27,429	$9,361	$7,744	$276,430	$863	$534,960

Construction loans:
Construction risk ratings
Pass	$43,353	$85,108	$52,726	$42,886	$2,642	$5,186	$—	$—	$231,901
Special Mention	—	—	—	11,455	—	—	—	—	11,455
Substandard	—	—	—	84	—	131	—	—	215
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$43,353	$85,108	$52,726	$54,425	$2,642	$5,317	$—	$—	$243,571

Agriculture production loans:
Agriculture production risk ratings
Pass	$1,837	$2,635	$1,288	$1,204	$8,947	$1,181	$41,865	$—	$58,957
Special Mention	—	—	—	—	104	33	2,211	—	2,348
Substandard	—	—	1,804	—	—	—	8,490	—	10,294
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$1,837	$2,635	$3,092	$1,204	$9,051	$1,214	$52,566	$—	$71,599

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Leases:
Lease risk ratings
Pass	$7,933	$—	$—	$—	$—	$—	$—	$—	$7,933
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$7,933	$—	$—	$—	$—	$—	$—	$—	$7,933

Total loans outstanding:
Risk ratings
Pass	$1,033,909	$1,281,525	$626,152	$522,614	$379,274	$1,372,395	$905,411	$12,525	$6,133,805
Special Mention	5,640	17,835	601	22,121	3,754	34,612	41,187	523	126,273
Substandard	3,230	2,856	2,973	1,764	6,412	19,962	15,528	1,487	54,212
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$1,042,779	$1,302,216	$629,726	$546,499	$389,440	$1,426,969	$962,126	$14,535	$6,314,290

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2021
(in thousands)	2021	2020	2019	2018	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$275,305	$127,299	$199,764	$133,046	$224,581	$543,430	$49,899	$—	$1,553,324
Special Mention	—	—	8,386	399	4,390	20,612	1,732	—	35,519
Substandard	—	—	—	1,382	739	12,177	—	—	14,298
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$275,305	$127,299	$208,150	$134,827	$229,710	$576,219	$51,631	$—	$1,603,141

Commercial real estate:
CRE owner occupied risk ratings
Pass	$178,092	$104,571	$63,979	$48,721	$55,399	$203,431	$22,745	$—	$676,938
Special Mention	15,515	—	—	289	2,964	3,833	—	—	22,601
Substandard	—	—	858	1,214	455	4,241	—	—	6,768
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$193,607	$104,571	$64,837	$50,224	$58,818	$211,505	$22,745	$—	$706,307

Commercial real estate:
Multifamily risk ratings
Pass	$278,942	$100,752	$71,822	$109,374	$85,932	$146,984	$25,236	$—	$819,042
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	4,305	—	—	153	—	—	4,458
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily loans	$278,942	$100,752	$76,127	$109,374	$85,932	$147,137	$25,236	$—	$823,500

Commercial real estate:
Farmland risk ratings
Pass	$43,601	$17,399	$20,223	$15,119	$9,129	$18,455	$37,612	$—	$161,538
Special Mention	—	—	—	—	1,197	2,519	1,491	—	5,207
Substandard	—	—	2,895	—	578	1,371	1,517	—	6,361
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$43,601	$17,399	$23,118	$15,119	$10,904	$22,345	$40,620	$—	$173,106

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$268,743	$159,860	$40,661	$30,880	$36,197	$113,519	$—	$3,527	$653,387
Special Mention	—	—	286	3,282	416	1,476	—	383	5,843
Substandard	1,103	—	—	1,089	256	4,758	—	524	7,730
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$269,846	$159,860	$40,947	$35,251	$36,869	$119,753	$—	$4,434	$666,960

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2021
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
SFR HELOCs and Junior Liens
Pass	$494	$—	$—	$—	$—	$185	$317,381	$9,675	$327,735
Special Mention	—	—	—	—	—	53	3,655	832	4,540
Substandard	—	—	—	—	—	2	4,164	1,072	5,238
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$494	$—	$—	$—	$—	$240	$325,200	$11,579	$337,513

Consumer loans:
Other risk ratings
Pass	$20,920	$15,939	$17,316	$8,016	$2,137	$1,079	$612	$—	$66,019
Special Mention	—	46	157	233	98	51	69	—	654
Substandard	—	53	96	94	67	85	10	—	405
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$20,920	$16,038	$17,569	$8,343	$2,302	$1,215	$691	$—	$67,078

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$92,972	$17,933	$27,335	$11,335	$6,355	$6,774	$89,358	$860	$252,922
Special Mention	—	2,417	69	152	71	80	116	—	2,905
Substandard	—	—	146	152	804	414	1,832	180	3,528
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$92,972	$20,350	$27,550	$11,639	$7,230	$7,268	$91,306	$1,040	$259,355

Construction loans:
Construction risk ratings
Pass	$66,318	$79,567	$58,383	$4,849	$1,716	$8,148	$—	$—	$218,981
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	2,675	472	—	—	—	153	—	—	3,300
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$68,993	$80,039	$58,383	$4,849	$1,716	$8,301	$—	$—	$222,281

Agriculture production loans:
Agriculture production risk ratings
Pass	$2,068	$878	$1,393	$801	$940	$853	$43,686	$—	$50,619
Special Mention	—	—	—	150	—	42	—	—	192
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$2,068	$878	$1,393	$951	$940	$895	$43,686	$—	$50,811

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2021
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Pass	$6,572	$—	$—	$—	$—	$—	$—	$—	$6,572
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$6,572	$—	$—	$—	$—	$—	$—	$—	$6,572

Total loans outstanding:
Risk ratings
Pass	$1,234,027	$624,198	$500,876	$362,141	$422,386	$1,042,858	$586,529	$14,062	$4,787,077
Special Mention	15,515	2,463	8,898	4,505	9,136	28,666	7,063	1,215	77,461
Substandard	3,778	525	8,300	3,931	2,899	23,354	7,523	1,776	52,086
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$1,253,320	$627,186	$518,074	$370,577	$434,421	$1,094,878	$601,115	$17,053	$4,916,624

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of September 30, 2022
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$113	$166	$224	$503	$2,061,903	$2,062,406
CRE owner occupied	689	—	75	764	968,824	969,588
Multifamily	—	—	—	—	927,557	927,557
Farmland	336	438	—	774	278,605	279,379
Total commercial real estate loans	1,138	604	299	2,041	4,236,889	4,238,930
Consumer:
SFR 1-4 1st DT liens	15	114	616	745	764,284	765,029
SFR HELOCs and junior liens	1,257	53	964	2,274	391,862	394,136
Other	63	44	42	149	57,983	58,132
Total consumer loans	1,335	211	1,622	3,168	1,214,129	1,217,297
Commercial and industrial	669	280	140	1,089	533,871	534,960
Construction	—	—	85	85	243,486	243,571
Agriculture production	—	—	88	88	71,511	71,599
Leases	—	—	—	—	7,933	7,933
Total	$3,142	$1,095	$2,234	$6,471	$6,307,819	$6,314,290

	Analysis of Past Due Loans - As of December 31, 2021
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$226	$37	$—	$263	$1,602,878	$1,603,141
CRE owner occupied	271	127	273	671	705,636	706,307
Multifamily	—	—	—	—	823,500	823,500
Farmland	—	—	575	575	172,531	173,106
Total commercial real estate loans	497	164	848	1,509	3,304,545	3,306,054
Consumer:
SFR 1-4 1st DT liens	—	13	362	375	666,585	666,960
SFR HELOCs and junior liens	36	361	1,212	1,609	335,904	337,513
Other	109	7	28	144	66,934	67,078
Total consumer loans	145	381	1,602	2,128	1,069,423	1,071,551
Commercial and industrial	146	245	166	557	258,798	259,355
Construction	—	90	—	90	222,191	222,281
Agriculture production	48	—	—	48	50,763	50,811
Leases	—	—	—	—	6,572	6,572
Total	$836	$880	$2,616	$4,332	$4,912,292	$4,916,624

The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of September 30, 2022			As of December 31, 2021
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$2,032	$2,032	$—	$7,899	$7,899	$—
CRE owner occupied	1,703	1,778	—	4,763	5,036	—
Multifamily	132	132	—	4,457	4,457	—
Farmland	813	695	—	452	3,020	—
Total commercial real estate loans	4,680	4,637	—	17,571	20,412	—
Consumer:
SFR 1-4 1st DT liens	3,103	3,255	—	3,594	3,595	—
SFR HELOCs and junior liens	2,945	3,365	—	3,285	3,801	—
Other	6	61	—	48	71	—
Total consumer loans	6,054	6,681	—	6,927	7,467	—
Commercial and industrial	462	655	5	1,904	2,416	—
Construction	120	120	—	15	55	—
Agriculture production	—	5,373	—	—	—	—
Leases	—	—	—	—	—	—
Sub-total	11,316	17,466	5	26,417	30,350	—
Less: Guaranteed loans	(110)	(147)	—	(713)	(775)
Total, net	$11,206	$17,319	$5	$25,704	$29,575	$—
Interest income on non accrual loans that would have been recognized during the three months ended September 30, 2022 and 2021, if all such loans had been current in accordance with their original terms, totaled $497,000 and $412,000, respectively. Interest income actually recognized on these originated loans during the three months ended September 30, 2022 and 2021 was $272,000 and $117,000, respectively.
Interest income on non accrual loans that would have been recognized during the nine months ended September 30, 2022 and 2021, if all such loans had been current in accordance with their original terms, totaled $901,000 and $1,472,000, respectively. Interest income actually recognized on these originated loans during the nine months ended September 30, 2022 and 2021 was $285,000 and $293,000, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of September 30, 2022
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR-1st Deed	SFR-2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$1,031	$101	$—	$900	$—	$—	$—	$—	$—	$—	$—	$2,032
CRE owner occupied	573	75	1,131	—	—	—	—	—	—	—	—	1,779
Multifamily	—	—	—	—	132	—	—	—	—	—	—	132
Farmland	—	—	—	—	—	813	—	—	—	—	—	813
Total commercial real estate loans	1,604	176	1,131	900	132	813	—	—	—	—	—	4,756
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	3,255	—	—	—	—	3,255
SFR HELOCs and junior liens	—	—	—	—	—	—	1,503	1,442	—	—	—	2,945
Other	—	—	—	5	—	—	—	—	43	—	2	50
Total consumer loans	—	—	—	5	—	—	4,758	1,442	43	—	2	6,250
Commercial and industrial	—	—	—	—	—	—	—	—	—	604	50	654
Construction	—	—	—	—	—	—	120	—	—	—	—	120
Agriculture production	—	—	—	88	—	—	—	—	—	1,804	3,481	5,373
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$1,604	$176	$1,131	$993	$132	$813	$4,878	$1,442	$43	$2,408	$3,533	$17,153

	As of December 31, 2021
(in thousands)	Retail	Office	Warehouse	Other	Multifamily		Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,591	$1,253	$1,545	$7,272	$—		$—	$—	$—	$—	$—	$—	$12,661
CRE owner occupied	—	—	—	—	—		—	—	—	—	—	—	—
Multifamily	—	—	—	—	4,458		—	—	—	—	—	—	4,458
Farmland	—	—	—	—	—	—	1,027	—	—	—	—	—	1,027
Total commercial real estate loans	2,591	1,253	1,545	7,272	4,458		1,027	—	—	—	—	—	18,146
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—		—	3,589	—	—	—	—	3,589
SFR HELOCs and junior liens	—	—	—	—	—		—	1,649	1,636	—	—	—	3,285
Other	—	—	—	43	—		—	—	—	5	—	5	53
Total consumer loans	—	—	—	43	—		—	5,238	1,636	5	—	5	6,927
Commercial and industrial	—	—	—	—	—		—	—	—	—	2,162	112	2,274
Construction	—	—	—	—	—		—	15	—	—	—	—	15
Agriculture production	—	—	—	—	—		—	—	—	—	—	—	—
Leases	—	—	—	—	—		—	—	—	—	—	—	—
Total	$2,591	$1,253	$1,545	$7,315	$4,458		$1,027	$5,253	$1,636	$5	$2,162	$117	$27,362

The following tables show certain information regarding TDRs that occurred during the periods indicated:

TDR information for the three months ended September 30, 2022
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	—	$—	$—	$—	—	$—	$—
CRE owner occupied	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Total commercial real estate loans	—	—	—	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Agriculture production	4	7,210	7,210	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	4	$7,210	$7,210	$—	—	$—	$—

	TDR information for the three months ended September 30, 2021
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	3	$3,943	$3,938	$—	—	$—	$—
CRE owner occupied	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	1	50	50	50	—	—	—
Total commercial real estate loans	4	3,993	3,988	50	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	—	—	—
Commercial and industrial	2	160	159	106	—	—	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	6	$4,153	$4,147	$156	—	$—	$—

	TDR Information for the nine months ended September 30, 2022
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	—	$—	$—	$—	—	$—	$—
CRE owner occupied	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	3	1,228	1,440	—	—	—	—
Total commercial real estate loans	3	1,228	1,440	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—	2	146	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	2	146	—
Commercial and industrial	—	—	—	—	1	22	—
Construction	—	—	—	—	—	—	—
Agriculture production	4	7,210	7,210	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	7	$8,438	$8,650	$—	3	$168	$—

	TDR Information for the nine months ended September 30, 2021
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	—	$4,966	$4,956	$1,020	—	$—	$—
CRE owner occupied	—	740	742	742	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	—	50	50	50	—	847	—
Total commercial real estate loans	—	5,756	5,748	1,812	—	847	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	—	—	—
Commercial and industrial	—	2,476	2,469	709	—	260	(5)
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	—	$8,232	$8,217	$2,521	—	$1,107	$(5)
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
The following table presents the components of lease expense for the periods ended:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$1,415	$1,328	$4,203	$3,854
Short-term lease cost	76	57	210	180
Variable lease cost	9	8	18	5
Sublease income	—	—	—	(24)
Total lease cost	$1,500	$1,393	$4,431	$4,015
The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,536	$1,261	$4,351	$3,690
ROUA obtained in exchange for operating lease liabilities	$—	$1,575	$4,609	$2,883
The following table presents the weighted average operating lease term and discount rate as of the period ended:

	September 30,
	2022	2021
Weighted-average remaining lease term (years)	8.3	9.3
Weighted-average discount rate	2.91%	2.92%

At September 30, 2022, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2022	$1,444
2023	5,287
2024	4,882
2025	4,262
2026	3,867
Thereafter	12,997
32,739
Discount for present value of expected cash flows	(4,022)
Lease liability at September 30, 2022	$28,717
Note 7 - Deposits
A summary of the balances of deposits follows:

(in thousands)	September 30, 2022	December 31, 2021
Noninterest-bearing demand	$3,678,202	$2,979,882
Interest-bearing demand	1,749,123	1,568,682
Savings	2,924,674	2,520,959
Time certificates, $250,000 or more	46,688	44,652
Other time certificates	257,082	252,984
Total deposits	$8,655,769	$7,367,159
Certificate of deposit balances of zero and $1,000,000 from the State of California were included in time certificates, over $250,000, at September 30, 2022 and December 31, 2021, respectively. The Company participated in a deposit program offered by the State of California whereby the State made deposits at the Company’s request subject to collateral and credit worthiness constraints, generally more favorable than other wholesale funding sources available to the Company. Overdrawn deposit balances of $1,803,000 and $2,324,000 were classified as consumer loans at September 30, 2022 and December 31, 2021, respectively.
Note 8 - Subordinated Debentures
The following table summarizes the terms and recorded balances of each debenture as of the date indicated (dollars in thousands):

			Coupon Rate (Variable) 3 mo. LIBOR +	September 30, 2022		December 31, 2021
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	5.56%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	5.33%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	6.03%	5,479	5,403
North Valley Trust III	7/23/2034	5,155	2.80%	5.58%	4,361	4,291
North Valley Trust IV	3/15/2036	10,310	1.33%	4.62%	7,335	7,147
VRB Subordinated - 6%	3/29/2029	16,000	Fixed	6.00%	17,234	—
VRB Subordinated - 5%	8/27/2035	20,000	Fixed	5.00%	25,377	—
		$98,889			$101,024	$58,079
The VRB - 6% Subordinated Debt issuance has a fixed rate of 6.00% through March 29, 2024, then indexed to the three-month LIBOR plus 3.5% through the maturity date. The VRB - 5% Subordinated Debt issuance is fixed at 5.00% through August 27, 2025, then indexed to the three-month LIBOR plus 4.9% through the maturity date.

Note 9 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	September 30, 2022	December 31, 2021
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$673,956	$409,950
Consumer loans	746,498	628,791
Real estate mortgage loans	451,296	333,764
Real estate construction loans	325,485	213,563
Standby letters of credit	26,459	21,871
Deposit account overdraft privilege	125,205	125,670

Note 10 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $16,860,000 and $7,058,000 during the three months ended September 30, 2022 and 2021, respectively, and $52,365,000 and $23,197,000, respectively, during the equivalent nine month periods then ended. The Bank is regulated by the FDIC and the DFPI. Absent approval from the Commissioner of the DFPI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On February 25, 2021 the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the 2021 Repurchase Plan is subject to change. The 2021 Repurchase Plan has no expiration date (in accordance with applicable laws and regulations) and during the three and nine month periods ending September 30, 2022, the Company repurchased 45,132 and 571,881 shares with a market value of $2,059,000 and $23,809,000, respectively. During the three and nine month periods ending September 30, 2021, the Company repurchased 17,963 and 63,317 shares with a market value of $730,000 and $2,831,000, respectively. As of September 30, 2022, approximately 1,364,000 shares remained available for repurchase under the 2021 Repurchase Plan.
In connection with approval of the 2021 Repurchase Plan, the Company’s previous repurchase program adopted on November 12, 2019 (the 2019 Repurchase Plan) was terminated. Under the 2019 Repurchase Plan, the Company repurchased 223 shares during the nine months ended September 30, 2021.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit award recipients the option tender recently vested shares in lieu of cash for the payment of exercise price, if applicable, and the tax withholding on such shares. During the three months ended September 30, 2022 and 2021, equity award holders tendered 32,910 and zero shares, respectively, of the Company’s common stock in connection with option exercises. During the nine months ended September 30, 2022 and 2021, equity award holders tendered 37,929 and zero shares, respectively, of the Company’s common stock in connection with option exercises. Equity holders also tendered 13,833 and 9,683 shares in connection with the tax withholding requirements of other share based awards during the three months ended September 30, 2022 and 2021, respectively, and 27,840 and 19,413 during the nine months ended September 30, 2022 and 2021, respectively. In total, shares of the Company's common stock tendered had market values of $2,199,000 and $384,000 during the quarters ended September 30, 2022 and 2021, respectively, and $3,029,000 and $836,000 during the year to date periods ended September 30, 2022 and 2021, respectively. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the share based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2021 or 2019 Stock Repurchase Plans.
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

Stock option activity during the nine months ended September 30, 2022 is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	78,825	$19.28
Options granted	—	—
Options exercised	(59,325)	18.74
Options forfeited	—	—
Outstanding at September 30, 2022	19,500	$20.90
The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of September 30, 2022:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	19,500	—	19,500
Weighted average exercise price	$20.90	$—	$20.90
Intrinsic value (in thousands)	$463	$—	$463
Weighted average remaining contractual term (yrs.)	1.1	n/a	1.1

As of September 30, 2022 all options outstanding are fully vested and are expected to be exercised prior to expiration. The Company did not modify any option grants during 2021 or the nine months ended September 30, 2022.

Activity related to restricted stock unit awards during the nine months ended September 30, 2022 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2021	103,517	99,763
RSUs granted	57,932	11,531
RSUs added through dividend and performance credits	2,078	4,751
RSUs released	(48,234)	(26,338)
RSUs forfeited/expired	(1,421)	(1,572)
Outstanding at September 30, 2022	113,872	88,135
The 113,872 of service condition vesting RSUs outstanding as of September 30, 2022 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 113,872 of service condition vesting RSUs outstanding as of September 30, 2022 are expected to vest, and be released, on a weighted-average basis, over the next 1.9 years. The Company expects to recognize $3,348,000 of pre-tax compensation costs related to these service condition vesting RSUs between September 30, 2022 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2021 or during the nine months ended September 30, 2022.
The 88,135 of market plus service condition vesting RSUs outstanding as of September 30, 2022 are expected to vest, and be released, on a weighted-average basis, over the next 1.8 years. The Company expects to recognize $1,309,000 of pre-tax compensation costs related to these RSUs between September 30, 2022 and their vesting dates. As of September 30, 2022, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 132,203 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2021 or during the nine months ended September 30, 2022.

Note 12 - Non-interest Income and Expense
The following table summarizes the Company’s non-interest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
ATM and interchange fees	$6,714	$6,516	$19,941	$18,935
Service charges on deposit accounts	4,436	3,608	12,433	10,339
Other service fees	1,022	897	3,183	2,682
Mortgage banking service fees	477	476	1,422	1,406
Change in value of mortgage servicing rights	33	(232)	443	(691)
Total service charges and fees	12,682	11,265	37,422	32,671
Increase in cash value of life insurance	659	644	2,049	2,062
Asset management and commission income	1,020	957	2,946	2,738
Gain on sale of loans	357	1,814	2,145	7,908
Lease brokerage income	252	183	648	542
Sale of customer checks	326	107	871	342
Gain on sale of investment securities	—	—	—	—
Loss on marketable equity securities	(115)	(14)	(346)	(59)
Other	459	139	1,431	958
Total other non-interest income	2,958	3,830	9,744	14,491
Total non-interest income	$15,640	$15,095	$47,166	$47,162
The components of non-interest expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Base salaries, net of deferred loan origination costs	$22,377	$17,673	$62,762	$50,721
Incentive compensation	4,832	3,123	11,697	11,025
Benefits and other compensation costs	6,319	5,478	18,782	16,939
Total salaries and benefits expense	33,528	26,274	93,241	78,685
Occupancy	3,965	3,771	11,536	11,197
Data processing and software	3,449	3,689	10,558	10,092
Equipment	1,422	1,336	4,208	4,060
Intangible amortization	1,702	1,409	4,632	4,271
Advertising	990	966	2,445	2,080
ATM and POS network charges	1,694	1,692	4,850	4,489
Professional fees	1,172	1,090	3,281	2,730
Telecommunications	575	574	1,660	1,719
Regulatory assessments and insurance	828	673	2,327	1,903
Merger and acquisition expense	—	651	6,253	651
Postage	287	156	828	478
Operational losses	492	244	765	665
Courier service	497	286	1,397	868
Gain on sale or acquisition of foreclosed assets	(148)	(144)	(246)	(210)
Loss (gain) on disposal of fixed assets	4	(19)	(1,069)	(445)
Other miscellaneous expense	4,008	3,159	10,510	8,363
Total other non-interest expense	20,937	19,533	63,935	52,911
Total non-interest expense	$54,465	$45,807	$157,176	$131,596

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

	Three months ended September 30,
(in thousands)	2022	2021
Net income	$37,338	$27,422
Average number of common shares outstanding	33,348	29,714
Effect of dilutive stock options and restricted stock	115	137
Average number of common shares outstanding used to calculate diluted earnings per share	33,463	29,851
Options excluded from diluted earnings per share because of their antidilutive effect	—	—

	Nine months ended September 30,
(in thousands)	2022	2021
Net income	$89,076	$89,433
Average number of common shares outstanding	32,332	29,720
Effect of dilutive stock options and restricted stock	137	167
Average number of common shares outstanding used to calculate diluted earnings per share	32,469	29,887
Options excluded from diluted earnings per share because of their antidilutive effect	—	—
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
The components of other comprehensive income (loss) and related tax effects are as follows:

	Three months ended September 30,		Nine months ended September 30, 2022
(in thousands)	2022	2021	2022	2021
Unrealized holding losses on available for sale securities before reclassifications	$(109,341)	$(6,304)	$(317,659)	$(11,249)
Amounts reclassified out of AOCI:
Realized gains on debt securities	—	—	—	—
Unrealized holding losses on available for sale securities after reclassifications	(109,341)	(6,304)	(317,659)	(11,249)
Tax effect	32,601	1,864	93,911	3,325
Unrealized holding losses on available for sale securities, net of tax	(76,740)	(4,440)	(223,748)	(7,924)
Change in unfunded status of the supplemental retirement plans before reclassifications	5	(49)	97	(147)
Amounts reclassified out of AOCI:
Amortization of prior service cost	(7)	(14)	(21)	(43)
Amortization of actuarial losses	2	63	6	190
Total amounts reclassified out of accumulated other comprehensive (loss) income	(5)	49	(15)	147
Change in unfunded status of the supplemental retirement plans after reclassifications	—	—	82	—
Tax effect		—	(24)	—
Change in unfunded status of the supplemental retirement plans, net of tax	—	—	58	—
Change in joint beneficiary agreement liability before reclassifications	—	—	—	(629)
Tax effect	—	—	—	—
Change in joint beneficiary agreement liability before reclassifications, net of tax	—	—	—	(629)
Total other comprehensive loss	$(76,740)	$(4,440)	$(223,690)	$(8,553)

The components of accumulated other comprehensive (loss) income, included in shareholders’ equity, are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Net unrealized loss on available for sale securities	$(318,051)	$(392)
Tax effect	94,027	116
Unrealized holding loss on available for sale securities, net of tax	(224,024)	(276)
Unfunded status of the supplemental retirement plans	2,481	2,399
Tax effect	(733)	(709)
Unfunded status of the supplemental retirement plans, net of tax	1,748	1,690
Joint beneficiary agreement liability	(433)	(433)
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	(433)	(433)
Accumulated other comprehensive (loss) income	$(222,709)	$981

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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at September 30, 2022	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,592	$2,592	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,389,915	—	1,389,915	—
Obligations of states and political subdivisions	283,123	—	283,123	—
Corporate bonds	5,858	—	5,858	—
Asset backed securities	453,801	—	453,801	—
Non-agency collateralized mortgage obligations	347,568	—	347,568	—
Loans held for sale	247	—	247	—
Mortgage servicing rights	6,798	—	—	6,798
Total assets measured at fair value	$2,489,902	$2,592	$2,480,512	$6,798

Fair value at December 31, 2021	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,938	$2,938	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,257,389	—	1,257,389	—
Obligations of states and political subdivisions	192,244	—	192,244	—
Corporate bonds	6,756	—	6,756	—
Asset backed securities	409,552	—	409,552	—
Non-agency collateralized mortgage obligations	341,997	—	341,997	—
Loans held for sale	3,466	—	3,466	—
Mortgage servicing rights	5,874	—	—	5,874
Total assets measured at fair value	$2,220,216	$2,938	$2,211,404	$5,874
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the nine months ended September 30, 2022, or the year ended December 31, 2021.
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

Three months ended September 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2022: Mortgage servicing rights	$6,667	—	$33	$98	$6,798
2021: Mortgage servicing rights	$5,603	—	$(233)	$366	$5,736

Nine months ended September 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2022: Mortgage servicing rights	$5,874	—	$443	$481	$6,798
2021: Mortgage servicing rights	$5,092	—	$(691)	$1,335	$5,736

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
The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2022 and December 31, 2021:

As of September 30, 2022:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,798	Discounted cash flow	Constant prepayment rate	7% - 14%; 7.5%
			Discount rate	10% - 14%; 12%
As of December 31, 2021:
Mortgage Servicing Rights	$5,874	Discounted cash flow	Constant prepayment rate	11% - 15.8%; 12.5%
			Discount rate	10% - 14%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

September 30, 2022	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Individually evaluated loans	$5,216	—	—	$5,216	$(1,567)
Foreclosed assets	770	—	—	770	13
Total assets measured at fair value	$5,986	$—	$—	$5,986	$(1,554)

December 31, 2021	Total	Level 1	Level 2	Level 3	Total Losses
Fair value:
Individually evaluated loans	$3,683	—	—	$3,683	$(1,105)

September 30, 2021	Total	Level 1	Level 2	Level 3	Total Losses
Fair value:
Individually evaluated loans	$2,942	—	—	$2,942	$(1,604)
Foreclosed assets	447	—	—	447	21
Total assets measured at fair value	$3,389	—	—	$3,389	$(1,583)
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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2022:

September 30, 2022	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$5,216	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
Foreclosed assets (Residential real estate)	$770	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful N/A
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

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$91,377	$91,377	$57,032	$57,032
Cash at Federal Reserve and other banks	201,240	201,240	711,389	711,389
Level 2 inputs:
Securities held to maturity	168,038	153,463	199,759	208,140
Restricted equity securities	17,250	N/A	17,250	N/A
Level 3 inputs:
Loans, net	6,212,802	6,125,823	4,831,248	4,880,044
Financial liabilities:
Level 2 inputs:
Deposits	8,655,769	8,648,844	7,367,159	7,366,422
Other borrowings	47,068	47,068	50,087	50,087
Level 3 inputs:
Junior subordinated debt	101,024	106,631	58,079	57,173

(in thousands)	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$2,197,235	$21,972	$1,586,068	$15,861
Standby letters of credit	26,459	265	21,871	219
Overdraft privilege commitments	125,205	1,252	125,670	1,257

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of September 30, 2022 and December 31, 2021 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of September 30, 2022 and December 31, 2021 based on the then phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of September 30, 2022:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,081,212	13.97%	$812,434	10.50%	N/A	N/A
Tri Counties Bank	$1,072,238	13.86%	$812,026	10.50%	$773,358	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$941,748	12.17%	$657,685	8.50%	N/A	N/A
Tri Counties Bank	$975,455	12.61%	$657,354	8.50%	$618,686	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$885,089	11.44%	$541,623	7.00%	N/A	N/A
Tri Counties Bank	$975,455	12.61%	$541,351	7.00%	$502,683	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$941,748	9.61%	$392,056	4.00%	N/A	N/A
Tri Counties Bank	$975,455	9.96%	$391,814	4.00%	$489,767	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2021:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$893,294	15.42%	$608,258	10.50%	N/A	N/A
Tri Counties Bank	$884,255	15.28%	$607,610	10.50%	$578,676	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$820,654	14.17%	$492,399	8.50%	N/A	N/A
Tri Counties Bank	$811,713	14.03%	$491,875	8.50%	$462,941	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$764,319	13.19%	$405,505	7.00%	N/A	N/A
Tri Counties Bank	$811,713	14.03%	$405,073	7.00%	$376,140	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$820,654	9.88%	$332,205	4.00%	N/A	N/A
Tri Counties Bank	$811,713	9.77%	$332,196	4.00%	$415,245	5.00%

As of September 30, 2022 and December 31, 2021, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at September 30, 2022 and December 31, 2021, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At September 30, 2022, the Company and the Bank are in compliance with the capital conservation buffer requirement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Cautionary Statements Regarding Forward-Looking Information
The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There can be no assurance that future developments affecting us will be the same as those anticipated by management. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations on the Company's business condition and financial operating results; the impact of changes in financial services industry policies, laws and regulations; technological changes; weather, natural disasters and other catastrophic events that may or may not be caused by climate change and their effects on economic and business environments in which the Company operates; the continuing adverse impact on the U.S. economy, including the markets in which we operate due to the COVID-19 global pandemic; the impact of a slowing U.S. economy and increased unemployment on the performance of our loan portfolio, the market value of our investment securities, the availability of sources of funding and the demand for our products; adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on the economic recovery and our business; the impacts of international hostilities or geopolitical events; the costs or effects of mergers, acquisitions or dispositions we may make, whether we are able to obtain any required governmental approvals in connection with any such mergers, acquisitions or dispositions, and/or our ability to realize the contemplated financial business benefits associated with any such activities; the regulatory and financial impacts associated with exceeding $10 billion in total assets; the negative impact on our reputation and profitability in the event customers experience economic harm or in the event that regulatory violations are identified; the ability to execute our business plan in new lending markets; the future operating or financial performance of the Company, including our outlook for future growth and changes in the level of our nonperforming assets and charge-offs; the appropriateness of the allowance for credit losses, including the timing and effects of the implementation of the current expected credit losses model; any deterioration in values of California real estate, both residential and commercial; the effect of changes in accounting standards and practices; possible other-than-temporary impairment of securities held by us due to changes in credit quality or rates; changes in consumer spending, borrowing and savings habits; our ability to attract and maintain deposits and other sources of liquidity; the effects of changes in the level or cost of checking or savings account deposits on our funding costs and net interest margin; changes in the financial performance and/or condition of our borrowers; our noninterest expense and the efficiency ratio; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies; the challenges of integrating and retaining key employees; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors or other service providers, including as a result of cyber-attacks and the cost to defend against such attacks; breaches in data security, including as a result of work from home arrangements; failure to safeguard personal information; change to U.S. tax policies, including our effective income tax rate; the effect of a fall in stock market prices on our brokerage and wealth management businesses; the discontinuation of the London Interbank Offered Rate and other reference rates; and our ability to manage the risks involved in the foregoing. Additional factors that could cause results to differ materially from those described above can be found in our Annual Report on Form 10-K for the year ended December 31, 2021, which has been filed with the Securities and Exchange Commission (the “SEC”) and all subsequent filings with the SEC under Sections 13(a), 13(c), 14, and 15(d) of the Securities Act of 1934, as amended. Such filings are also available in the “Investor Relations” section of our website, https://www.tcbk.com/investor-relations and in other documents we file with the SEC. Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results. We undertake no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
The Company's results for the quarter ended September 30, 2022 reflect the full operational impact of the March 25, 2022 merger with VRB, whereas the results for the nine months ended September 30, 2022 do not include the operating results of VRB for the days prior to the merger date.
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
Financial Highlights
Performance highlights and other developments for the Company as of or for the three and nine months ended September 30, 2022, included the following:
•For the three and nine months ended September 30, 2022, the Company’s return on average assets was 1.46% and 1.23%, while the return on average equity was 13.78% and 11.25%, respectively. The nine-month ratio was impacted by merger related expenses of $6,253,000 during the 2022 period.
•Organic loan growth, excluding PPP and acquired loans, totaled $216.7 million (14.2% annualized) for the current quarter and $824.3 million (17.4% annualized) for the trailing twelve-month period.
•As of September 30, 2022, the Company reported total loans, total assets and total deposits of $6.3 billion, $10.0 billion and $8.7 billion, respectively. As a direct result of organic loan growth during the quarter, the loan to deposit ratio has increased to 72.9% as of September 30, 2022, as compared to 69.8% as of the trailing quarter.
•The average rate of interest paid on deposits, including non-interest-bearing deposits, of 0.04% has remained unchanged during each of the prior four quarters, and represents a decrease of one basis point from the average rate paid of 0.05% during the same quarter of the prior year.
•Noninterest income related to service charges and fees was $12.7 million for the three month period ended September 30, 2022, an increase of 12.6% when compared to the same period in 2021.
•The provision for credit losses for loans and debt securities was approximately $3.8 million during the quarter ended September 30, 2022, as compared to a provision expense of $2.1 million during the trailing quarter ended June 30, 2022, and a reversal of provision expense totaling $1.4 million for the three month period ended September 30, 2021.
•The allowance for credit losses to total loans was 1.61% as of September 30, 2022, compared to 1.60% as of the trailing quarter end, and 1.72% as of September 30, 2021. Non-performing assets to total assets were 0.21% at September 30, 2022, as compared to 0.15% as of June 30, 2022, and 0.37% at September 30, 2021.

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net interest income	$94,106	$68,233	$247,076	$201,756
Reversal of (provision for) credit losses	(3,795)	1,435	(14,225)	7,755
Non-interest income	15,640	15,095	47,166	47,162
Non-interest expense	(54,465)	(45,807)	(157,176)	(131,596)
Provision for income taxes	(14,148)	(11,534)	(33,765)	(35,644)
Net income	$37,338	$27,422	$89,076	$89,433
Per Share Data:
Basic earnings per share	$1.12	$0.92	$2.76	$3.01
Diluted earnings per share	$1.12	$0.92	$2.74	$2.99
Dividends paid	$0.30	$0.25	$0.80	$0.75
Book value at period end			$29.71	$33.05
Average common shares outstanding	33,348	29,714	32,332	29,720
Average diluted common shares outstanding	33,463	29,851	32,469	29,887
Shares outstanding at period end			33,332	29,715
At period end:
Loans			$6,314,290	$4,887,496
Total investment securities			$2,668,145	$2,333,015
Total assets			$9,976,879	$8,458,030
Total deposits			$8,655,769	$7,236,822
Other borrowings			$47,068	$45,601
Shareholders’ equity			$990,338	$982,014
Financial Ratios:
During the period:
Return on average assets (annualized)	1.46%	1.30%	1.23%	1.48%
Return on average equity (annualized)	13.78%	11.02%	11.25%	12.42%
Net interest margin(1) (annualized)	4.02%	3.50%	3.71%	3.61%
Efficiency ratio	49.63%	54.97%	53.42%	52.87%
Average equity to average assets	10.61%	11.82%	10.94%	11.89%
At end of period:
Equity to assets			9.93%	11.61%
Total capital to risk-adjusted assets			13.97%	15.41%
(1) Fully Taxable Equivalent (FTE)
The Company reported net income of $37,338,000 for the quarter ended September 30, 2022, compared to $31,364,000 during the trailing quarter ended June 30, 2022, and $27,422,000 during the quarter ended September 30, 2021. Diluted earnings per share were $1.12 for the third quarter of 2022, compared to $0.93 for the second quarter of 2022 and $0.92 for the third quarter of 2021.
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

Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of FTE net income for the periods indicated.

	Three months ended
(in thousands)	September 30, 2022	June 30, 2022	Change	% Change
Interest income	$96,366	$86,955	$9,411	10.8%
Interest expense	(2,260)	(1,909)	(351)	18.4%
Fully tax-equivalent adjustment (FTE) (1)	440	397	43	10.8%
Net interest income (FTE)	$94,546	$85,443	$9,103	10.7%
Net interest margin (FTE)	4.02%	3.67%

Acquired loans discount accretion, net:
Amount (included in interest income)	$714	$1,677	$(963)	(57.4)%
Net interest margin less effect of acquired loan discount accretion(1)	3.99%	3.60%	0.39%
PPP loans yield, net:
Amount (included in interest income)	$313	$964	$(651)	(67.5)%
Net interest margin less effect of PPP loan yield (1)	4.02%	3.65%	0.37%
Acquired loans discount accretion and PPP loan yield, net: (1)
Amount (included in interest income)	$1,027	$2,641	$(1,614)	(61.1)%
Net interest margin less effect of acquired loan discount accretion and PPP loan yield (1)	3.98%	3.57%	0.41%

	Three months ended September 30, 2022
(dollars in thousands)	2022	2021	Change	% Change
Interest income	$96,366	$69,628	$26,738	38.4%
Interest expense	(2,260)	(1,395)	(865)	62.0%
Fully tax-equivalent adjustment (FTE) (1)	440	265	175	66.0%
Net interest income (FTE)	$94,546	$68,498	$26,048	38.0%
Net interest margin (FTE)	4.02%	3.50%

Acquired loans discount accretion, net:
Amount (included in interest income)	$714	$2,034	$(1,320)	(64.9)%
Net interest margin less effect of acquired loan discount accretion(1)	3.99%	3.40%	0.59%
PPP loans yield, net:
Amount (included in interest income)	$313	$3,507	$(3,194)	(91.1)%
Net interest margin less effect of PPP loan yield (1)	4.02%	3.42%	0.60%
Acquired loans discount accretion and PPP loan yield, net:
Amount (included in interest income)	$1,027	$5,541	$(4,514)	(81.5)%
Net interest margin less effect of acquired loan discount accretion and PPP loan yield (1)	3.98%	3.31%	0.67%

	Nine months ended September 30, 2022
(dollars in thousands)	2022	2021	Change	% Change
Interest income	$252,516	$206,023	$46,493	22.6%
Interest expense	(5,440)	(4,267)	(1,173)	27.5%
Fully tax-equivalent adjustment (FTE) (1)	1,120	797	323	40.5%
Net interest income (FTE)	$248,196	$202,553	$45,643	22.5%
Net interest margin (FTE)	3.71%	3.61%

Acquired loans discount accretion, net:
Amount (included in interest income)	$3,714	$6,311	$(2,597)	(41.2)%
Net interest margin less effect of acquired loan discount accretion(1)	3.65%	3.50%	0.15%
PPP loans yield, net:
Amount (included in interest income)	$2,374	$12,549	$(10,175)	(81.1)%
Net interest margin less effect of PPP loan yield (1)	3.69%	3.53%	0.16%
Acquired loans discount accretion and PPP loan yield, net:
Amount (included in interest income)	$6,088	$18,860	$(12,772)	(67.7)%
Net interest margin less effect of acquired loans discount and PPP loan yield (1)	3.63%	3.41%	0.22%
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

Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or the discount is accreted (added to) interest income over the remaining life of the loan. Generally, as time goes on, the dollar impact of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining unaccreted discount or unamortized premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. As a result of the increase in interest rates, the prepayment rate of portfolio loans, inclusive of those acquired at a premium or discount, declined throughout 2022. During the three months ended September 30, 2022, June 30, 2022, and September 30, 2021, purchased loan discount accretion was $714,000, $1,677,000, and $2,034,000, respectively.

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

	For the three months ended
	September 30, 2022			September 30, 2021
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans, excluding PPP	$6,162,267	$75,643	4.87%	$4,684,492	$57,218	4.85%
PPP loans	8,775	313	14.15%	213,430	3,507	6.52%
Investment securities - taxable	2,591,513	17,122	2.62%	2,019,283	7,741	1.52%
Investment securities - nontaxable(1)	210,606	1,908	3.59%	130,028	1,147	3.50%
Total investments	2,802,119	19,030	2.69%	2,149,311	8,888	1.64%
Cash at Federal Reserve and other banks	346,991	1,820	2.08%	710,936	280	0.16%
Total interest-earning assets	9,320,152	96,806	4.12%	7,758,169	69,893	3.57%
Other assets	810,966			589,942
Total assets	$10,131,118			$8,348,111
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,775,884	$119	0.03%	$1,507,697	$116	0.03%
Savings deposits	3,011,145	685	0.09%	2,407,368	328	0.05%
Time deposits	321,100	188	0.23%	321,381	411	0.51%
Total interest-bearing deposits	5,108,129	992	0.08%	4,236,446	855	0.08%
Other borrowings	38,908	5	0.05%	48,330	6	0.05%
Junior subordinated debt	101,011	1,263	4.96%	57,891	534	3.66%
Total interest-bearing liabilities	5,248,048	2,260	0.17%	4,342,667	1,395	0.13%
Noninterest-bearing deposits	3,644,086			2,900,817
Other liabilities	164,208			117,601
Shareholders’ equity	1,074,776			987,026
Total liabilities and shareholders’ equity	$10,131,118			$8,348,111
Net interest spread(2)			3.95%			3.45%
Net interest income and interest margin(3)		$94,546	4.02%		$68,498	3.50%
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
As compared to the same quarter in the prior year, average loan yields, excluding PPP, increased 2 basis points from 4.85% during the three months ended September 30, 2021, to 4.87% during the three months ended September 30, 2022. The accretion of discounts from acquired loans added 5 and 17 basis points to loan yields during the quarters ended September 30, 2022 and September 30, 2021, respectively. Therefore, the 2 basis point increase in yields on loans during the comparable three month periods ended September 30, 2022 and 2021 was the net effect of a 14 basis point increase in market loan rates, partially offset by a 12 basis point decline in the accretion of discounts.
The rates paid on interest bearing deposits increased by 1 basis point during the quarter ended September 30, 2022 compared to the trailing quarter. The cost of interest-bearing deposits remained flat at 8 basis points between the quarter ended September 30, 2022 and the same quarter of the prior year. In addition, the level of noninterest-bearing deposits continues to benefit the average cost of total deposits which remained flat at 0.04% in both the current and trailing quarter, compared to 0.5% in the third quarter of the prior year. Non-interest bearing deposit balances grew $74.0 million during the three months ended September 30, 2022. As of September 30, 2022, the ratio of average total noninterest-bearing deposits to total average deposits was 41.6%.

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Loans, excluding PPP	$5,668,055	$201,245	4.75%	$4,580,292	$168,916	4.93%
PPP loans	32,287	2,374	9.83%	300,006	12,549	5.59%
Investments-taxable	2,487,111	41,695	2.24%	1,838,023	21,324	1.55%
Investments-nontaxable (1)	183,772	4,853	3.53%	129,057	3,453	3.58%
Total investments	2,670,883	46,548	2.33%	1,967,080	24,777	1.68%
Cash at Federal Reserve and other banks	573,252	3,469	0.81%	656,912	578	0.12%
Total earning assets	8,944,477	253,636	3.79%	7,504,290	206,820	3.68%
Other assets, net	737,721			591,983
Total assets	$9,682,198			$8,096,273
Liabilities and shareholders’ equity
Interest-bearing demand deposits	$1,724,787	$302	0.02%	$1,476,987	$269	0.02%
Savings deposits	2,863,447	1,541	0.07%	2,318,169	965	0.06%
Time deposits	319,940	676	0.28%	327,562	1,386	0.57%
Total interest-bearing deposits	4,908,174	2,519	0.07%	4,122,718	2,620	0.08%
Other borrowings	39,609	15	0.05%	40,732	15	0.05%
Junior subordinated debt	87,804	2,906	4.42%	57,790	1,632	3.78%
Total interest-bearing liabilities	5,035,587	5,440	0.14%	4,221,240	4,267	0.14%
Noninterest-bearing deposits	3,435,487			2,790,828
Other liabilities	152,186			121,334
Shareholders’ equity	1,058,938			962,871
Total liabilities and shareholders’ equity	$9,682,198			$8,096,273
Net interest rate spread (1) (2)			3.65%			3.54%
Net interest income and margin (1) (3)		$248,196	3.71%		$202,553	3.61%
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

	Three months ended September 30, 2022 compared with three months ended September 30, 2021
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans, including PPP	$36,188	$(20,957)	$15,231
Investment securities(1)	8,193	1,949	10,142
Cash at Federal Reserve and other banks	(146)	1,686	1,540
Total interest-earning assets	44,235	(17,322)	26,913
Increase (decrease) in interest expense:
Interest-bearing demand deposits	20	(17)	3
Savings deposits	75	282	357
Time deposits	—	(223)	(223)
Other borrowings	(1)	—	(1)
Junior subordinated debt	395	334	729
Total interest-bearing liabilities	489	376	865
Increase (decrease) in net interest income	$43,746	$(17,698)	$26,048

	Nine months ended September 30, 2022 compared with nine months ended September 30, 2021
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans, including PPP	$86,269	$(64,115)	$22,154
Investment securities(1)	12,020	9,751	21,771
Cash at Federal Reserve and other banks	(100)	2,991	2,891
Total interest-earning assets	98,189	(51,373)	46,816
Increase (decrease) in interest expense:
Interest-bearing demand deposits	50	(17)	33
Savings deposits	327	249	576
Time deposits	(43)	(667)	(710)
Other borrowings	(1)	1	—
Junior subordinated debt	1,135	139	1,274
Total interest-bearing liabilities	1,468	(295)	1,173
Increase (decrease) in net interest income	$96,721	$(51,078)	$45,643

The following commentary regarding net interest income, interest income and interest expense may be best understood while referencing the Summary of Average Balances, Yields/Rates and Interest Differential and the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid shown above.
Net interest income (FTE) during the three months ended September 30, 2022 increased $26,048,000 or 27.6% to $94,546,000 compared to $68,498,000 during the three months ended September 30, 2021. The overall increase in net interest income (FTE) was due to largely an increase in average investment and loan balances, which resulted in improvements in net interest income totaling $8,193,000 and $36,188,000, respectively, despite lower yields on loans partially offsetting those earnings by $20,957,000. In addition, interest income on cash reserves improved by $1,686,000 due to the increase in rates. Following the VRB merger during the first quarter of 2022, larger average balances of subordinated debt has resulted in $729,000 of additional net interest expense.
Net interest income (FTE) during the nine months ended September 30, 2022 increased $45,643,000 or 22.5% to $248,196,000 compared to $202,553,000 during the nine months ended September 30, 2021. The overall increase in net interest income (FTE) was due to largely an increase in average investment and loan balances, which resulted in improvements in net interest income totaling $12,020,000 and $86,269,000, respectively, despite lower yields on loans partially offsetting those earnings by $64,115,000. Following the VRB merger during the first quarter of 2022, larger average balances of subordinated debt has resulted in $1,274,000 of additional net interest expense.

Asset Quality and Credit Loss Provisioning
During the three months ended September 30, 2022, the Company recorded a provision for credit losses of $3,795,000, as compared to a $2,100,000 provision during the trailing quarter, and a reversal of provision expense of $1,435,000 during the third quarter of 2021.
The following table presents details of the provision for (reversal of) credit losses for the periods indicated:

	Three months ended
(dollars in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Addition to (reversal of) allowance for credit losses	$3,500	$1,940	$8,205	$715	$(1,495)
Addition to reserve for unfunded loan commitments	295	160	125	265	60
Total provision for (reversal of) credit losses	$3,795	$2,100	$8,330	$980	$(1,435)
The following table presents the activity in the allowance for credit losses on loans for the periods indicated:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Balance, beginning of period	$97,944	$86,062	$85,376	$91,847
ACL at acquisition for PCD loans	—	—	2,037	—
Provision for (reversal of) credit losses	3,500	(1,495)	13,645	(7,880)
Loans charged-off	(267)	(1,582)	(1,411)	(2,195)
Recoveries of previously charged-off loans	311	1,321	1,841	2,534
Balance, end of period	$101,488	$84,306	$101,488	$84,306
The allowance for credit losses (ACL) was $101,488,000 as of September 30, 2022, a net increase of $3,544,000 over the immediately preceding quarter. The provision for credit losses of $3,500,000 during the quarter was the net effect of increases in required reserves due to qualitative factors and individually analyzed credits. In addition to the aforementioned quarterly increase, the provision for credit losses of $13,645,000 during the nine months ended September 30, 2022 was comprised of $10,820,000 in association with the loans acquired from Valley Republic Bank in the first quarter of 2022, and a net provision for credit losses of $2,825,000 associated with organic loan portfolio growth and the net changes in quantitative and qualitative factors associated with overall borrower performance. For the quarter, the qualitative components of the ACL resulted in a net increase in required reserves, despite continued improvement in US employment rates, due to increased uncertainty in the global economic markets, concentration risks in commercial lending and the rapid rise in interest rates. Meanwhile, the quantitative component of the ACL increased reserve requirements over the trailing quarter due to loan volume growth and increases in specific reserves totaling approximately $1,237,000.
The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and included improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date, particularly CA unemployment trends. Inflation remains elevated from continued disruptions in the supply chain and high energy prices Despite the expected continued benefit to the net interest income of the Company from the elevated rate environment, Management notes the rapid intervals of rate increases by the Federal Reserve and flattening or inversion of the yield curve, have boosted expectations of the US entering a recession within 12 months and has led to the lowest levels of consumer sentiment in decades. As a result, management continues to believe that certain credit weakness are likely present in the overall economy and that it is appropriate to cautiously maintain a reserve level that incorporates such risk factors.
Loans past due 30 days or more increased by $551,000 during the quarter ended September 30, 2022 to $6,471,000, as compared to $5,920,000 at June 30, 2022. Non-performing loans were $17,471,000 at September 30, 2022, an increase of $5,546,000 from $11,925,000 as of June 30, 2022, and a decrease of $11,319,000 from $28,790,000 as of September 30, 2021. The current quarter change in non-performing assets is nearly entirely attributed to a single agriculture production relationship, which also was the primary contributor to the increase in specific reserves for the quarter.

The following table illustrates the total loans by risk rating and their respective percentage of total loans for the periods presented.

	September 30,	% of Total Loans	June 30,	% of Total Loans	September 30,	% of Total Loans
(dollars in thousands)	2022		2022		2021
Risk Rating:
Pass	$6,133,805	97.1%	$5,960,781	97.5%	$4,698,475	96.1%
Special Mention	126,273	2.0%	105,819	1.7%	138,699	2.9%
Substandard	54,212	0.9%	46,821	0.8%	50,322	1.0%
Total	$6,314,290		$6,113,421		$4,887,496

Classified loans to total loans	0.86%		0.77%		1.03%
Loans past due 30+ days to total loans	0.10%		0.10%		0.22%
The ratio of classified loans increased to 0.86% as of September 30, 2022 as compared to 0.77% in the trailing quarter, but improved by 17 basis points from the equivalent period in 2021. The Company's criticized loan balances increased during the current quarter by approximately $27,846,000 to $180,486,000 as of September 30, 2022. There were no charge-offs incurred in connection with these loans and management continues to work toward resolution with the borrowers.
There were two properties added to other real estate owned totaling $443,000 during the quarter ended September 30, 2022, and two disposals totaling $394,000. As of September 30, 2022, other real estate owned consisted of nine properties with a carrying value of approximately $3,441,000.
Non-performing assets of $20,912,000 at September 30, 2022 represented 0.21% of total assets, a slight change but generally in line with the $15,304,000 or 0.15% and $31,440,000 or 0.37% as of June 30, 2022 and September 30, 2021, respectively.
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
The following is a summary of PPP loan related information as of the periods indicated:

(dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Total number of PPP loans outstanding	16	450	1,449

PPP loan balance (TCBK round 1 origination), gross	$433	$2,544	$9,302
PPP loan balance (TCBK round 2 origination), gross	533	60,767	148,159
Acquired PPP loan balance (VRB origination), gross	1,003	—	—
Total PPP loans, gross outstanding	$1,969	$63,311	$157,461

PPP deferred loan fees (Round 1 origination)	—	1	40
PPP deferred loan fees (Round 2 origination)	27	2,163	5,973
Total PPP deferred loan fees (costs) outstanding	$27	$2,164	$6,013
As of September 30, 2022, there was approximately $27,000 in net deferred fee income remaining to be recognized. During the three months ended September 30, 2022, the Company recognized $291,000 in fees on PPP loans as compared with $872,000 and $2,984,000 for the three months ended June 30, 2022 and September 30, 2021, respectively. Based on the payment guarantee provided by the SBA as well as the expected short-term duration of the PPP loans acquired from VRB, the fair value of these loans approximates the principal balance outstanding as of the merger date, and therefore, no purchase discount was recorded.

Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
ATM and interchange fees	$6,714	$6,516	$198	3.0%
Service charges on deposit accounts	4,436	3,608	828	22.9%
Other service fees	1,022	897	125	13.9%
Mortgage banking service fees	477	476	1	0.2%
Change in value of mortgage servicing rights	33	(232)	265	(114.2)%
Total service charges and fees	12,682	11,265	1,417	12.6%
Increase in cash value of life insurance	659	644	15	2.3%
Asset management and commission income	1,020	957	63	6.6%
Gain on sale of loans	357	1,814	(1,457)	(80.3)%
Lease brokerage income	252	183	69	37.7%
Sale of customer checks	326	107	219	204.7%
Gain on sale of investment securities	—	—	—	n/m
(Loss) gain on marketable equity securities	(115)	(14)	(101)	721.4%
Other	459	139	320	230.2%
Total other non-interest income	2,958	3,830	(872)	(22.8)%
Total non-interest income	$15,640	$15,095	$545	3.6%
Non-interest income increased $545,000 or 3.6% to $15,640,000 during the three months ended September 30, 2022, compared to $15,095,000 during the quarter ended September 30, 2021. Generally, the increases in recurring non-interest income items reflects the VRB merger timing. As noted above, decreasing mortgage related activity reduced the gain on sale of loans recorded during the quarter by $1,457,000 or 80.3%, as compared to the three months ended September 30, 2021. Further, changes in the value of mortgage service rights, while lesser in magnitude, typically have an inverse relationship with changes in mortgage banking activities.

	Nine months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
ATM and interchange fees	$19,941	$18,935	$1,006	5.3%
Service charges on deposit accounts	12,433	10,339	2,094	20.3%
Other service fees	3,183	2,682	501	18.7%
Mortgage banking service fees	1,422	1,406	16	1.1%
Change in value of mortgage servicing rights	443	(691)	1,134	(164.1)%
Total service charges and fees	37,422	32,671	4,751	14.5%
Increase in cash value of life insurance	2,049	2,062	(13)	(0.6)%
Asset management and commission income	2,946	2,738	208	7.6%
Gain on sale of loans	2,145	7,908	(5,763)	(72.9)%
Lease brokerage income	648	542	106	19.6%
Sale of customer checks	871	342	529	154.7%
Gain on sale of investment securities	—	—	—	n/m
Loss on marketable equity securities	(346)	(59)	(287)	486.4%
Other	1,431	958	473	49.4%
Total other non-interest income	9,744	14,491	(4,747)	(32.8)%
Total non-interest income	$47,166	$47,162	$4	—%
The changes in non-interest income for the nine months ended September 30, 2022 and 2021 are generally consistent with changes in the three months periods discussed above.

Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated:

	Three months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Base salaries, net of deferred loan origination costs	$22,377	$17,673	$4,704	26.6%
Incentive compensation	4,832	3,123	1,709	54.7%
Benefits and other compensation costs	6,319	5,478	841	15.4%
Total salaries and benefits expense	33,528	26,274	7,254	27.6%
Occupancy	3,965	3,771	194	5.1%
Data processing and software	3,449	3,689	(240)	(6.5)%
Equipment	1,422	1,336	86	6.4%
Intangible amortization	1,702	1,409	293	20.8%
Advertising	990	966	24	2.5%
ATM and POS network charges	1,694	1,692	2	0.1%
Professional fees	1,172	1,090	82	7.5%
Telecommunications	575	574	1	0.2%
Regulatory assessments and insurance	828	673	155	23.0%
Merger and acquisition expense	—	651	(651)	n/m
Postage	287	156	131	84.0%
Operational losses	492	244	248	101.6%
Courier service	497	286	211	73.8%
Gain on sale or acquisition of foreclosed assets	(148)	(144)	(4)	2.8%
Loss (gain) on disposal of fixed assets	4	(19)	23	(121.1)%
Other miscellaneous expense	4,008	3,159	849	26.9%
Total other non-interest expense	20,937	19,533	1,404	7.2%
Total non-interest expense	$54,465	$45,807	$8,658	18.9%
Average full time equivalent staff	1,198	1,049	149	14.2%
Generally, the increases in recurring non-interest expense items reflect the VRB merger timing of March 25, 2022, and therefore, related expenses for the combined entities, less certain realized cost savings, are only being captured within the most recent three months ended September 30, 2022. Total non-interest expense increased $8,658,000 or 18.9% to $54,465,000 during the three months ended September 30, 2022 as compared to $45,807,000 for the quarter ended September 30, 2021. Total salaries and benefits expense increased by $7,254,000 or 27.6% to $33,528,000, largely from a net increase of 99 full-time equivalent positions following the aforementioned merger with VRB, the build out of other loan production and compliance teams, and the continued strength of organic growth within the loan portfolio driving incentive compensation expense.

	Nine months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Base salaries, net of deferred loan origination costs	$62,762	$50,721	$12,041	23.7%
Incentive compensation	11,697	11,025	672	6.1%
Benefits and other compensation costs	18,782	16,939	1,843	10.9%
Total salaries and benefits expense	93,241	78,685	14,556	18.5%
Occupancy	11,536	11,197	339	3.0%
Data processing and software	10,558	10,092	466	4.6%
Equipment	4,208	4,060	148	3.6%
Intangible amortization	4,632	4,271	361	8.5%
Advertising	2,445	2,080	365	17.5%
ATM and POS network charges	4,850	4,489	361	8.0%
Professional fees	3,281	2,730	551	20.2%
Telecommunications	1,660	1,719	(59)	(3.4)%
Regulatory assessments and insurance	2,327	1,903	424	22.3%
Merger and acquisition expense	6,253	651	5,602	n/m
Postage	828	478	350	73.2%
Operational losses	765	665	100	15.0%
Courier service	1,397	868	529	60.9%
Gain on sale or acquisition of foreclosed assets	(246)	(210)	(36)	17.1%
Gain on disposal of fixed assets	(1,069)	(445)	(624)	140.2%
Other miscellaneous expense	10,510	8,363	2,147	25.7%
Total other non-interest expense	63,935	52,911	11,024	20.8%
Total non-interest expense	$157,176	$131,596	$25,580	19.4%
Average full-time equivalent staff	1,155	1,031	124	12.0%
The changes in non-interest expense for the nine months ended September 30, 2022 and 2021 are generally consistent with changes in the comparable three months periods discussed above.
Income Taxes
The Company’s effective tax rate was 27.5% for the nine months ended September 30, 2022, as compared to 28.1% for the year ended December 31, 2021. Differences between the Company's effective tax rate and applicable federal and state blended statutory rate of approximately 29.6% are due to the proportion of non-taxable revenues, non-deductible expenses, and benefits from tax credits as compared to the levels of pre-tax earnings.
Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. The following is a comparison of the quarterly change in certain assets and liabilities:

Ending balances	September 30,	June 30,		Annualized % Change
(dollars in thousands)	2022	2022	$ Change
Total assets	$9,976,879	$10,120,611	$(143,732)	(5.7)%
Total loans	6,314,290	6,113,421	200,869	13.1%
Total loans, excluding PPP	6,312,348	6,095,667	216,681	14.2%
Total investments	2,668,145	2,802,815	(134,670)	(19.2)%
Total deposits	$8,655,769	$8,756,775	$(101,006)	(4.6)%

Organic loan growth, excluding PPP, of $216,681,000 or 14.2% on an annualized basis was realized during the quarter ended September 30, 2022, primarily within commercial real estate. During the quarter, and exclusive of PPP balance changes, loan originations/draws totaled approximately $737.0 million while payoffs/repayments of loans totaled $536.0 million, which compares to origination/draws and payoff/repayments activity during the three months ended June 30, 2022 of $697.0 million and $397.0 million, respectively. While management believes that loan pipelines remain sufficient to support loan growth, loan pipeline activity may moderate as customer awareness of the rising interest rate environment weighs more heavily on their decision making criteria. Investment security balances decreased $134,670,000 or 19.2% on an annualized basis as the result of declines in market values grew, and prepayments or maturities from the portfolio were utilized to augment the Company's overall balance sheet position. Deposit balances also decreased, with a change of $101,006,000 or 4.6% annualized during the period.
The following is a comparison of the year over year change in certain assets and liabilities:

Ending balances	As of September 30, 2022			Acquired Balances	Organic $ Change	Organic % Change
(dollars in thousands)	2022	2021	$ Change
Total assets	$9,976,879	$8,458,030	$1,518,849	$1,363,529	$155,320	1.8%
Total loans	6,314,290	4,887,496	1,426,794	773,390	653,404	13.4
Total loans, excluding PPP	6,312,348	4,736,048	1,576,300	751,978	824,322	17.4
Total investments	2,668,145	2,333,015	335,130	109,716	225,414	9.7
Total deposits	$8,655,769	$7,236,822	$1,418,947	$1,215,479	$203,468	2.8%
Non-PPP loan balances have increased as a result of organic activities by approximately $824.3 million during the twelve month period ending September 30, 2022. Investment securities increased to $2.7 billion at September 30, 2022, an organic change of $225.4 million or 9.7% from the prior year. When combined with balances acquired from Valley Republic Bank, this represents an increase of nearly $1.8 billion in earning assets during the last twelve months.
Investment Securities
Investment securities available for sale increased $272,327,000 to $2,480,265,000 as of September 30, 2022, compared to December 31, 2021. This increase is primarily supported by deposit growth and available cash reserves. There were no sales of investment securities during the three and nine months ended September 30, 2022 and 2021, respectively.
The following table presents the available for sale debt securities portfolio by major type as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$1,389,915	56.0%	$1,257,389	57.0%
Obligations of states and political subdivisions	283,123	11.5%	192,244	8.7%
Corporate bonds	5,858	0.2%	6,756	0.3%
Asset backed securities	453,801	18.3%	409,552	18.5%
Non-agency collateralized mortgage obligations	347,568	14.0%	341,997	15.5%
Total debt securities available for sale	$2,480,265	100.0%	$2,207,938	100.0%

	September 30, 2022		December 31, 2021
(in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$161,581	96.2%	$192,068	96.1%
Obligations of states and political subdivisions	6,457	3.8%	7,691	3.9%
Total debt securities held to maturity	$168,038	100.0%	$199,759	100.0%
Investment securities held to maturity decreased $31,721,000 to $168,038,000 as of September 30, 2022, as compared to December 31, 2021. This decrease is attributable to calls and principal repayments of $31,421,000, and amortization of net purchase premiums of $6,564,000.
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
The following table shows the Company’s loan balances, net deferred loan costs and discounts, as of the dates indicated:

(in thousands)	September 30, 2022		December 31, 2021
Commercial real estate	$4,238,930	67.1%	$3,306,054	67.2%
Consumer	1,217,297	19.3%	1,071,551	21.8%
Commercial and industrial	534,960	8.5%	259,355	5.3%
Construction	243,571	3.9%	222,281	4.5%
Agriculture production	71,599	1.1%	50,811	1.1%
Leases	7,933	0.1%	6,572	0.1%
Total loans	$6,314,290	100.0%	$4,916,624	100.0%
Nonperforming Assets
The following tables set forth the amount of the Company’s NPAs as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(in thousands)	September 30, 2022	December 31, 2021
Performing nonaccrual loans	$15,215	$27,713
Nonperforming nonaccrual loans	2,251	2,637
Total nonaccrual loans	17,466	30,350
Loans 90 days past due and still accruing	5	—
Total nonperforming loans	17,471	30,350
Foreclosed assets	3,441	2,594
Total nonperforming assets	$20,912	$32,944
Nonperforming assets to total assets	0.21%	0.38%
Nonperforming loans to total loans	0.27%	0.62%
Allowance for credit losses to nonperforming loans	581%	294%

Changes in nonperforming assets during the three months ended September 30, 2022

(in thousands)	Balance at June 30, 2022	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at September 30, 2022
Commercial real estate:
CRE non-owner occupied	$2,161	$—	$(129)	$—	$—	$2,032
CRE owner occupied	1,441	648	(27)	—	(284)	1,778
Multifamily	140	—	(8)	—	—	132
Farmland	363	335	(3)	—	—	695
Total commercial real estate loans	4,105	983	(167)	—	(284)	4,637
Consumer
SFR 1-4 1st DT liens	3,323	349	(258)	—	(159)	3,255
SFR HELOCs and junior liens	3,315	479	(429)	—	—	3,365
Other	108	15	(2)	(60)	—	61
Total consumer loans	6,746	843	(689)	(60)	(159)	6,681
Commercial and industrial	954	67	(279)	(82)	—	660
Construction	120	—	—	—	—	120
Agriculture production	—	5,373	—	—	—	5,373
Leases	—	—	—	—	—	—
Total nonperforming loans	11,925	7,266	(1,135)	(142)	(443)	17,471
Foreclosed assets	3,379	13	(394)	—	443	3,441
Total nonperforming assets	$15,304	$7,279	$(1,529)	$(142)	$—	$20,912
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the three months ended September 30, 2022 by $5,608,000 or 36.6% to $20,912,000 at September 30, 2022 compared to $15,304,000 at June 30, 2022. The increase in nonperforming assets during the third quarter of 2022 was primarily the result of nonperforming loans added during the period totaling $7,266,000. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the credit loss reserves associated with these loans is sufficient as of September 30, 2022.
Loan charge-offs during the three months ended September 30, 2022
In the third quarter of 2022, the Company recorded $142,000 in loan charge-offs and $125,000 in deposit overdraft charge-offs less $281,000 in loan recoveries and $29,000 in deposit overdraft recoveries, which collectively resulted in $44,000 of net recoveries.

Changes in nonperforming assets during the nine months ended September 30, 2022

(in thousands)	Balance at December 31, 2021	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at September 30, 2022
Commercial real estate:
CRE non-owner occupied	$7,899	$2,214	$(8,081)	$—	$—	$2,032
CRE owner occupied	5,036	648	(3,622)	—	(284)	1,778
Multifamily	4,457	—	(4,325)	—	—	132
Farmland	3,020	726	(2,444)	(294)	(313)	695
Total commercial real estate loans	20,412	3,588	(18,472)	(294)	(597)	4,637
Consumer
SFR 1-4 1st DT liens	3,596	722	(904)	—	(159)	3,255
SFR HELOCs and junior liens	3,801	2,092	(2,153)	—	(375)	3,365
Other	71	141	(28)	(123)	—	61
Total consumer loans	7,468	2,955	(3,085)	(123)	(534)	6,681
Commercial and industrial	2,415	711	(1,819)	(647)	—	660
Construction	55	85	(20)	—	—	120
Agriculture production	—	5,373	—	—	—	5,373
Leases	—	—	—	—	—	—
Total nonperforming loans	30,350	12,712	(23,396)	(1,064)	(1,131)	17,471
Foreclosed assets	2,594	110	(393)	—	1,131	3,442
Total nonperforming assets	$32,944	$12,822	$(23,789)	$(1,064)	$—	$20,913
The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses as of the dates indicated:

(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Allowance for credit losses:
Qualitative and forecast factor allowance	$67,825	$59,855	$58,998
Cohort model allowance reserves	31,844	24,539	24,475
Allowance for individually evaluated loans	1,819	982	833
Total allowance for credit losses	$101,488	$85,376	$84,306
Allowance for credit losses for loans / total loans	1.61%	1.74%	1.72%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. Based on the current conditions of the loan portfolio, management believes that the $101,488,000 allowance for loan losses at September 30, 2022 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.
The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for loan losses as of the dates indicated:

(in thousands)	September 30, 2022		December 31, 2021		September 30, 2021
Commercial real estate	$58,640	57.8%	51,140	59.9%	$50,729	60.2%
Consumer	23,932	23.6%	23,474	27.5%	23,491	27.9%
Commercial and industrial	10,400	10.2%	3,862	4.5%	3,427	4.1%
Construction	6,132	6.0%	5,667	6.7%	5,528	6.6%
Agriculture production	2,368	2.3%	1,215	1.4%	1,119	1.2%
Leases	16	0.1%	18	—%	12	—%
Total allowance for credit losses	$101,488	100.0%	85,376	100.0%	$84,306	100.0%

The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Commercial real estate	1.38%	1.55%	1.57%
Consumer	1.97%	2.19%	2.22%
Commercial and industrial	1.94%	1.49%	0.99%
Construction	2.52%	2.55%	2.55%
Agriculture production	3.31%	2.39%	2.52%
Leases	0.20%	0.27%	0.24%
Total loans	1.61%	1.74%	1.72%

The following table summarizes the activity in the allowance for credit losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Allowance for credit losses:
Balance at beginning of period	$97,944	$86,062	$85,376	$91,847
ACL on PCD loans	—	—	2,037	—
Provision for (reversal of) loan losses	3,500	(1,495)	13,645	(7,880)
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—	—	—
CRE owner occupied	—	(18)	—	(18)
Multifamily	—	—	—	—
Farmland	—	(126)	(294)	(126)
Consumer:
SFR 1-4 1st DT liens	—	(145)	—	(145)
SFR HELOCs and junior liens	—	—	—	—
Other	(185)	(181)	(470)	(460)
Commercial and industrial	(82)	(1,112)	(647)	(1,446)
Construction	—	—	—	—
Agriculture production	—	—	—	—
Leases	—	—	—	—
Total loans charged-off	(267)	(1,582)	(1,411)	(2,195)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	1	10	1	12
CRE owner occupied	1	793	2	794
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	38	1	79	12
SFR HELOCs and junior liens	98	63	426	860
Other	53	97	200	262
Commercial and industrial	119	355	1,130	570
Construction	—	—	—	—
Agriculture production	1	2	3	24
Leases	—	—	—	—
Total recoveries of previously charged-off loans	311	1,321	1,841	2,534
Net recoveries	44	(261)	430	339
Balance at end of period	$101,488	$84,306	$101,488	$84,306
Average total loans	$6,171,042	$4,897,922	$5,700,342	$4,880,298
Ratios (annualized):
Net recoveries (charge-offs) during period to average loans outstanding during period	—%	(0.02)%	0.02%	0.01%
Provision for credit losses (benefit from reversal of) to average loans outstanding during period	0.11%	(0.12)%	0.48%	(0.32)%

Foreclosed Assets, Net of Allowance for Losses
The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses, for the nine months ended September 30, 2022:

(in thousands)	Balance at December 31, 2021	Sales	Valuation Adjustments	Transfers from Loans	Balance at September 30, 2022
Land & construction	$155	$—	$—	$313	$468
Residential real estate	1,258	(394)	—	534	1,398
Commercial real estate	1,181	—	110	284	1,575
Total foreclosed assets	$2,594	$(394)	$110	$1,131	$3,441
Deposits
During the three months ended September 30, 2022, the Company’s deposits decreased by $101,006,000. During the 12-month period ended September 30, 2022, the Company's deposits have increased by $1,418,947,000, including $1,215,479,000 that were acquired through the VRB merger.
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
During the three and nine month period ended September 30, 2022, the Company repurchased 45,132 and 571,881 shares with a market value of $2,059,000 and $23,809,000, respectively. Management's decisions as to the timing and extent of share repurchases is influenced by a variety of factors, including but not limited to; the market ask price for TCBK stock, internal capital adequacy projections and projected regulatory capital ratios.
Total shareholders' equity decreased by $51,839,000 during the quarter ended September 30, 2022, as a result of an increase in accumulated other comprehensive losses of $76,740,000, share repurchases totaling approximately $2,059,000 and cash dividend payments on common stock of $10,004,000, partially offset by net income of $37,338,000. As a result, the Company’s book value was $29.71 per share at September 30, 2022 as compared to $31.25 and $33.05 at June 30, 2022, and September 30, 2021, respectively. Changes in the book value were also impacted by the issuance of common stock associated with the acquisition of VRB. The Company’s tangible book value per share, a non-GAAP measure, calculated by subtracting goodwill and other intangible assets from total shareholders’ equity and dividing that sum by total shares outstanding, was $19.92 per share at September 30, 2022, as compared to $21.41 and $25.16 at June 30, 2022, and September 30, 2021, respectively.
Trailing Quarter Balance Sheet Change

	September 30, 2022		December 31, 2021
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total risk based capital	14.0%	10.5%	15.4%	10.5%
Tier I capital	12.2%	8.5%	14.2%	8.5%
Common equity Tier 1 capital	11.4%	7.0%	13.2%	7.0%
Leverage	9.6%	4.0%	9.9%	4.0%
See Note 10 and Note 16 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

As of September 30, 2022, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depository shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with current and prospective covenants in credit agreements.

Liquidity
The Company’s principal source of asset liquidity is cash maintained at the Federal Reserve Bank of San Francisco (“Federal Reserve”) and other banks and marketable investment securities classified as available for sale. As of September 30, 2022, Federal Reserve required cash reserve ratios continue to be temporarily reduced to zero as a response to the worldwide COVID-19 pandemic and on-going impact on supply chains and the energy markets. The Company’s profitability during the first nine months of 2022 generated cash flows from operations of $107,991,000 compared to $99,919,000 during the first nine months of 2021. Net cash used by investing activities was $648,487,000 for the nine months ended September 30, 2022, compared to net cash used by investing activities of $752,929,000 during the nine months ending 2021. Financing activities provided $18,584,000 during the nine months ended September 30, 2022, compared to $723,695,000 used during the nine months ended September 30, 2021. During the nine months ended September 30, 2022 cash acquired in connection with the VRB merger of $426,883,000 and proceeds from the maturity of available for sale securities of $212,501,000 were the largest contributors to the source of funding that facilitated net organic loan growth of approximately $626,000,000 and net organic investment security growth of approximately $162,000,000, inclusive of changes in the fair value of available for sale investment securities, compared to an increase of deposit balances of $730,888,000 during the same period in 2021.
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
The following table identified certain liquidity source and capacity available to the Company as of the dates indicated:

(in thousands)	September 30, 2022	December 31, 2021
FHLB advances
Borrowing capacity	$2,434,714	$2,251,285
Amount utilized	—	—
Letters of credit	—	—
Amount available	2,434,714	2,251,285

FRB discount window
Borrowing capacity	$255,603	$184,694
Amount utilized	—	—
Amount available	255,603	184,694

Unsecured lines of credit available	$60,000	$60,000

Unencumbered debt securities	$2,071,334	$1,984,241
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments, which have historically included dividends to shareholders, scheduled debt service payments, and general operations. Shareholder dividends are expected to continue subject to the Board’s discretion and management's continuing evaluation of capital levels, earnings, asset quality and other factors. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to cover the Company's cash flow needs. However, the Company and its ability to generate liquidity through either the issuance of stock or debt, also serves as a potential source of strength for the Bank. Dividends paid by the Company to holders of its common stock used $25,796,000 and $22,291,000 of cash during the nine months ended September 30, 2022 and 2021, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

TRICO BANCSHARES—NON-GAAP FINANCIAL MEASURES
(Unaudited. Dollars in thousands)

In addition to results presented in accordance with generally accepted accounting principles in the United States of America (GAAP), this filing contains certain non-GAAP financial measures. Management has presented these non-GAAP financial measures in this filing because it believes that they provide useful and comparative information to assess trends in the Company's core operations reflected in the current quarter's results, and facilitate the comparison of our performance with the performance of our peers. However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, comparable earnings information using GAAP financial measures is also presented. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. For a reconciliation of these non-GAAP financial measures, see the tables below:

	Three months ended			Nine months ended
(dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net interest margin
Acquired loans discount accretion, net:
Amount (included in interest income)	$714	$1,677	$2,034	$3,714	$6,311
Effect on average loan yield	0.05%	0.11%	0.17%	0.09%	0.18%
Effect on net interest margin (FTE)	0.03%	0.07%	0.10%	0.06%	0.11%
Net interest margin (FTE)	4.02%	3.67%	3.50%	3.71%	3.61%
Net interest margin less effect of acquired loan discount accretion (Non-GAAP)	3.99%	3.60%	3.40%	3.65%	3.50%
PPP loans yield, net:
Amount (included in interest income)	$313	$964	$3,507	$2,374	$12,549
Effect on net interest margin (FTE)	0.01%	0.02%	0.09%	0.02%	0.08%
Net interest margin less effect of PPP loan yield (Non-GAAP)	4.02%	3.65%	3.42%	3.69%	3.53%
Acquired loan discount accretion and PPP loan yield, net:
Amount (included in interest income)	$1,027	$2,641	$5,541	$6,088	$18,860
Effect on net interest margin (FTE)	0.04%	0.10%	0.19%	0.08%	0.20%
Net interest margin less effect of acquired loan discount accretion and PPP yields, net (Non-GAAP)	3.98%	3.57%	3.31%	3.63%	3.41%

	Three months ended			Nine months ended
(dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Pre-tax pre-provision return on average assets or equity
Net income (GAAP)	$37,338	$31,364	$27,422	$89,076	$89,433
Exclude income tax expense	14,148	11,748	11,534	33,765	35,644
Exclude provision (benefit) for credit losses	3,795	2,100	(1,435)	14,225	(7,755)
Net income before income tax and provision expense (Non-GAAP)	$55,281	$45,212	$37,521	$137,066	$117,322

Average assets (GAAP)	$10,131,118	$10,121,714	$8,348,111	$9,682,198	$8,096,273
Average equity (GAAP)	$1,074,776	$1,091,454	$987,026	$1,058,938	$962,871

Return on average assets (GAAP) (annualized)	1.46%	1.24%	1.30%	1.23%	1.48%
Pre-tax pre-provision return on average assets (Non-GAAP) (annualized)	2.16%	1.79%	1.78%	1.89%	1.94%
Return on average equity (GAAP) (annualized)	13.78%	11.53%	11.02%	11.25%	12.42%
Pre-tax pre-provision return on average equity (Non-GAAP) (annualized)	20.41%	16.61%	15.08%	17.31%	16.29%

	Three months ended			Nine months ended
(dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Return on tangible common equity
Average total shareholders' equity	$1,074,776	$1,091,454	$987,026	$1,058,938	$962,871
Exclude average goodwill	307,942	307,942	220,872	281,151	220,872
Exclude average other intangibles	19,433	21,040	14,267	17,717	19,264
Average tangible common equity (Non-GAAP)	$747,401	$762,472	$751,887	$760,070	$722,735

Net income (GAAP)	$37,338	$31,364	$27,422	$89,076	$89,433
Exclude amortization of intangible assets, net of tax effect	1,199	1,199	992	3,263	3,008
Tangible net income available to common shareholders (Non-GAAP)	$38,537	$32,563	$28,414	$92,339	$92,441

Return on average equity	13.78%	11.53%	11.02%	11.25%	12.42%
Return on average tangible common equity (Non-GAAP)	20.46%	17.13%	14.99%	16.24%	17.10%

	Three months ended
(dollars in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Tangible shareholders' equity to tangible assets
Shareholders' equity (GAAP)	$990,338	$1,042,177	$1,109,182	$1,000,184	$982,014
Exclude goodwill and other intangible assets, net	326,314	328,016	329,718	233,241	234,434
Tangible shareholders' equity (Non-GAAP)	$664,024	$714,161	$779,464	$766,943	$747,580

Total assets (GAAP)	$9,976,879	$10,120,611	$10,118,328	$8,614,787	$8,458,030
Exclude goodwill and other intangible assets, net	326,314	328,016	329,718	233,241	234,434
Total tangible assets (Non-GAAP)	$9,650,565	$9,792,595	$9,788,610	$8,381,546	$8,223,596

Shareholders' equity to total assets (GAAP)	9.93%	10.30%	10.96%	11.61%	11.61%
Tangible shareholders' equity to tangible assets (Non-GAAP)	6.88%	7.29%	7.96%	9.15%	9.09%

	Three months ended
(dollars in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Tangible common shareholders' equity per share
Tangible s/h equity (Non-GAAP)	$664,024	$714,161	$779,464	$766,943	$747,580

Common shares outstanding at end of period	33,332,189	33,350,974	33,837,935	29,730,424	29,714,609

Common s/h equity (book value) per share (GAAP)	$29.71	$31.25	$32.78	$33.64	$33.05
Tangible common shareholders' equity (tangible book value) per share (Non-GAAP)	$19.92	$21.41	$23.04	$25.80	$25.16

*****************

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates occurring subsequent to December 31, 2021, the following update of the Company’s assessment of market risk as of September 30, 2022 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2021.
During the quarter ended September 30, 2022, market interest rates, including many rates that serve as reference indices for variable rate loans and investment securities continued to increase. As noted above, these rate increases have continued to benefit growth in total interest income. As of September 30, 2022, the Company's loan portfolio consisted of approximately $6.4 billion in outstanding principal with a weighted average coupon rate of 4.65%. Included in the September 30, 2022 loan total are variable rate loans totaling $3.6 billion, of which, $862 million are considered floating based on the Wall Street Prime index. In addition, the Company holds certain investment securities totaling $402 million which are subject to repricing on not less than a quarterly basis.
Management funds the acquisition of nearly all of its earning assets through its core deposit gathering activities. As of September 30, 2022, non-interest bearing deposits increased by approximately $74,000,000 from the trailing quarter end, and represented 42.5% of total deposits. Further, during the quarter ended September 30, 2022, the cost of interest bearing deposits were 0.08% and the cost of total deposits were 0.04%. With the intent of maximizing net interest income and maintaining healthy credit quality, management intends to continue to carefully deploy any excess liquidity and migrate certain earning assets into higher yielding categories, when available (shifting proceeds from investment security prepayment or maturity into loans, for example).
As of September 30, 2022 the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was 3.08%. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve month period utilizing a interest sensitivity (GAP) analysis based on the Company's specific mix of interest earning assets and interest bearing liabilities as of September 30, 2022.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+300 (shock)	0.5%	(2.5)%
+200 (shock)	0.4%	(1.2)%
+100 (shock)	—%	0.3%
+ 0 (flat)	—%	—%
-100 (shock)	(4.6)%	(6.5)%
-200 (shock)	(9.9)%	(16.6)%
-300 (shock)	(14.0)%	(30.1)%

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
Item 4.    Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
During the three months ended September 30, 2022, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs at period end (2)
July 1-31, 2022	52,184	$45.85	17,795	1,392,139
August 1-31, 2022	40,145	47.35	6,233	1,385,906
September 1-30, 2022	21,104	45.63	21,104	1,364,802
Total	113,433		45,132
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

TRICO BANCSHARES
(Registrant)

Date: November 9, 2022	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)