Form 10-K
period 2022-12-31
TRICO BANCSHARES /
filed 2023-03-01
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________
FORM 10-K
_____________________
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes           ☒  No
The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2022, was approximately $1,410,053,000.
The number of shares outstanding of Registrant’s common stock, as of February 24, 2023, was 33,300,319.
DOCUMENTS INCORPORATED BY REFERENCE
The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 18, 2023, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

GLOSSARY OF ACRONYMS AND TERMS

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
CARES	Coronavirus Aid, Relief and Economic Security Act
CDs	Certificates of Deposit
CDI	Core Deposit Intangible
CECL	Current Expected Credit Loss
COVID-19	Coronavirus Disease
CRE	Commercial Real Estate
CMO	Collateralized mortgage obligation
DFPI	State Department of Financial Protection and Innovation
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Board
FTE	Fully taxable equivalent
GAAP	Generally Accepted Accounting Principles (United States of America)
HELOC	Home equity line of credit
HTM	Held-to-Maturity
LIBOR	London Interbank Offered Rate
NIM	Net interest margin
NPA	Nonperforming assets
OCI	Other comprehensive income
PCD	Purchase Credit Deteriorated
PPP	Paycheck Protection Program
ROUA	Right-of-Use Asset
RSU	Restricted Stock Unit
SBA	Small Business Administration
SERP	Supplemental Executive Retirement Plan
SFR	Single Family Residence
SOFT	Secured Overnight Financing Rate
TDR	Troubled Debt Restructuring
VRB	Valley Republic Bancorp
XBRL	eXtensible Business Reporting Language

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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

Forward looking statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There can be no assurance that future developments affecting us will be the same as those anticipated by management. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations impacts on our business condition and financial operating results; the impact of changes in financial services industry policies, laws and regulations; regulatory restrictions on our ability to successfully market and price our products to consumers; technological changes; weather, natural disasters, climate change and other catastrophic events and their effects on economic and business environments in we operate; the continuing adverse impact on the U.S. economy, including the markets in which we operate due to the COVID-19 global pandemic; the impact of a slowing U.S. economy and increased unemployment on the performance of our loan portfolio, the market value of our investment securities, the availability of sources of funding and the demand for our products; adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, commodities prices, inflationary pressures and labor shortages on the economic recovery and our business; the impacts of international hostilities, terrorism or geopolitical events; the costs or effects of mergers, acquisitions or dispositions we may make, as well as whether we are able to obtain any required governmental approvals in connection with any such mergers, acquisitions or dispositions, identify and complete favorable transactions in the future, and/or realize the contemplated financial business benefits associated with any such activities; the regulatory and financial impacts associated with exceeding $10 billion in total assets; the negative impact on our reputation and profitability in the event customers experience economic harm or in the event that regulatory violations are identified; the ability to execute our business plan in new lending markets; the future operating or financial performance of the Company, including our outlook for future growth and changes in the level and direction of our nonperforming assets and charge-offs; the appropriateness of the allowance for credit losses, including the effects of the implementation of the current expected credit losses model; any deterioration in values of California real estate, both residential and commercial; the effectiveness of the Company's asset management activities in improving, resolving or liquidating lower-quality assets; the effect of changes in the financial performance and/or condition of our borrowers; changes in accounting standards and practices; possible other-than-temporary impairment of securities held by us due to changes in credit quality or rates; changes in consumer spending, borrowing and savings habits; our ability to attract and maintain deposits and other sources of liquidity; the effects of changes in the level or cost of checking or savings account deposits on our funding costs and net interest margin; our noninterest expense and the efficiency ratio; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies; the challenges of attracting, integrating and retaining key employees; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; the vulnerability of the Company's operational or security systems, networks or infrastructure, the systems of third-party vendors or other service providers with whom the Company contracts, and the Company's customers to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and data/security breaches and the cost to defend against and remediate such incidents; increased data security risks due to work from home arrangements; failure to safeguard personal information; changes to U.S. tax policies, including our effective income tax rate; the effect of a fall or volatility in stock market prices on our brokerage and wealth management businesses; the transition away from LIBOR toward new interest rate benchmarks; and our ability to manage the risks involved in the foregoing. See also factors listed at Item 1A Risk Factors, in this report.

Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results. All forward-looking statements speak only as of the date they are made and are based on information available at that time. Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.

PART I
ITEM 1.    BUSINESS
Overview
TriCo Bancshares is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). TriCo's principal business is to serve as the holding company for our wholly-owned subsidiary, Tri Counties Bank, a California-chartered commercial bank (the “Bank”). TriCo is a California corporation and was incorporated in 1981. Our common stock is traded on the Nasdaq Global Select Market under the trading symbol "TCBK". The Company and the Bank are headquartered in Chico, California.
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
Additional Information
Additional information concerning the Company can be found on our website at www.tcbk.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through the investors relations page of our website, www.tcbk.com/about/investor-relations, as soon as reasonably practicable after the Company files these reports with the U.S. Securities and Exchange Commission (“SEC”). The information on our website is not part this annual report.

Tri Counties Bank
The Bank was organized in 1975 and had total assets of approximately $9.9 billion at December 31, 2022. Based in Chico, California, the Bank offers an extensive and competitive breadth of consumer, small business and commercial banking services through its network of stand-alone and in-store branches in communities throughout California. The Bank focuses on relationships and personal contact, emphasizing its Service with Solutions ®. In addition to its California community bank network, the Bank provides advanced online and mobile banking, a shared nationwide network of over 37,000 ATMs, and bankers available by phone 7 days per week.
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
The Bank offers a variety of banking and financial services to both personal, small business and commercial customers. In many instances the owners or stakeholders of the business and commercial customers are also personal customers. The industries that we serve are diverse in both number and type and include, but are not limited to, manufacturing, real estate development, retail, wholesale, transportation, agriculture, commerce, and professional services. The majority of the Bank’s loans are direct loans made to individuals and businesses in California where its branches or business lending centers are located. At December 31, 2022, the Bank’s consumer loans net of deferred fees outstanding were $1,240,743,000 (19.2%), commercial and industrial loans outstanding were $569,921,000 (8.8%), real estate construction loans of $211,560,000 (3.3%), and commercial real estate loans were $4,359,083,000 (67.6%) of total loans. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.
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

Merger with Valley Republic Bancorp

On March 25, 2022, the Company completed its acquisition of Valley Republic Bancorp, including the merger of Valley Republic Bank into Tri Counties Bank, with Tri Counties Bank as the surviving entity, in accordance with the terms of the merger agreement dated as of July 27, 2021. The cash and stock transaction was valued at approximately $174.0 million in aggregate, based on TriCo's closing stock price of $42.48 on March 25, 2022. Under the terms of the merger agreement, the Company issued approximately 4.1 million shares, in addition to approximately $431,000 in cash paid out for settlement of stock option awards at VRB. VRB was headquartered in Bakersfield, California, and had four branch locations in and around Bakersfield, and a loan production office in Fresno, California. The Bank's overlapping Bakersfield branch was consolidated into the acquired VRB branch during the quarter ended June 30, 2022, and the VRB loan production office in Fresno was consolidated with the nearby legacy TCBK loan production office during the fourth quarter of 2022. All remaining branches now operate as Tri Counties Bank.

2 TriCo Bancshares 2022 10-K

Human Capital Resources

At December 31, 2022, we employed 1,231 persons, including five executive officers. Full time equivalent employees numbered 1,210. Additionally, we at times will utilize independent contractors and temporary personnel to supplement our workforce. None of our employees are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are good.

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

TriCo team members actively share their talents in their communities through volunteer activities in education, economic development, human and health services, and community reinvestment. During 2022, team members logged more than 10,000 hours, supporting nearly 360 organizations, and more than 3,200 of those hours were for the benefit of community development efforts to support programs and services to low- or moderate-income communities.

While we believe that the diversity of our employees generally represents and reflects the diversity of the communities which we serve, we recognize and continue to promote the need for diversity enhancement in leadership roles throughout the Company. We have assembled a team to assist us in progressing the Bank's diversity, inclusion, and equity efforts. Our efforts to foster an environment that embraces employee perspectives through understanding one another's opinions, beliefs, experiences, innate differences and the promotion of dialogue and actions will make us a stronger company. We also believe that a diverse workforce that is representative of our customers in the community will enable us to better serve our customers, enhancing our success as an organization. We know the process is a journey and expect our efforts to develop and progress over time.

Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Competition

The banking business in California generally is highly competitive with respect to both loans and deposits. It is dominated by a relatively small number of national and regional banks with many offices operating over a wide geographic area; with the more metropolitan areas that we serve having a larger number of national and regional banks than the rest of our footprint. Among the advantages such major banks have over the Bank are their greater ability to finance investments in technology and marketing campaigns and to allocate their investment assets to regions of high yield and demand. By virtue of their greater total capitalization, such institutions also have substantially higher lending limits than the Bank.

In addition to competing with other banks, the Bank competes with savings institutions, credit unions and the financial markets for funds. Yields on corporate and government debt securities and other commercial paper may be higher than on deposits, and therefore affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with money market instruments and mutual funds. During periods of high or rising interest rates, money market funds have provided substantial competition to banks for deposits and they may continue to do so in the future. Mutual funds are also a major source of competition for savings dollars.

As the financial services industry becomes increasingly oriented toward technology-driven delivery systems, we face competition from banks and non-bank institutions without offices in our primary service area. We also increasingly compete with financial technology or “fintech” companies for loans and other financial services customers.

To compete effectively, the Bank relies substantially on local promotional activity, personal contacts by its officers, directors, employees and shareholders, extended hours, personalized service and its reputation in the communities it services.

Regulation and Supervision

General

The Company and the Bank are subject to extensive regulation under both federal and state law governing most aspects of our operations. This regulation is intended primarily for the protection of customers, depositors, the FDIC deposit insurance fund and the banking system as a whole, and not for the protection of shareholders of the Company. Set forth below is a summary description of the significant laws and regulations applicable to the Company and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

Regulatory Agencies
3 TriCo Bancshares 2022 10-K

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
The Bank is subject to regulation, supervision and periodic examination by the FDIC, which is the Bank’s primary federal regulator and the DFPI.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created the Consumer Financial Protection Bureau (the “CFPB”) as an independent entity with broad rulemaking, supervisory and enforcement authority over consumer financial products and services. The CFPB’s functions include investigating consumer complaints, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions, including the Bank. Banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, continue to be examined for compliance with federal consumer laws by their primary federal banking agency. At December 31, 2022, the Company had $9.9 billion in total assets. See the Risk Factors section for a discussion of some of the risks the Bank will encounter when it exceeds $10 billion in assets as of a December 31 measurement date.

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

Bank Acquisitions

We are required to obtain prior FRB approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. In addition, the prior approval of the FDIC and DFPI is required for a California chartered bank to merge with another bank or purchase the assets or assume the deposits of another bank. In determining whether to approve a proposed bank acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low- and moderate-income neighborhoods under the Community Reinvestment Act of 1997, as amended ("CRA").

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
4 TriCo Bancshares 2022 10-K

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

The FRB, FDIC and the DPFI have authority to prohibit a bank holding company or a bank from engaging in practices which are considered to be unsafe and unsound. Depending on the financial condition of TriCo and the Bank and other factors, our regulators could determine that payment of dividends or other payments by TriCo or the Bank might constitute an unsafe or unsound practice.

The Community Reinvestment Act

The CRA requires the federal banking regulatory agencies to periodically assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA also requires the agencies to consider a financial institution’s record of meeting its community credit when evaluating applications for, among other things, domestic branches and mergers or acquisitions. The federal banking agencies rate depository institutions’ compliance with the CRA. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” A less than “satisfactory” rating could result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. As of its most recent CRA examination, the Bank’s CRA rating was “Satisfactory."

On May 5, 2022, the FRB, OCC and FDIC jointly issued a notice of proposed rulemaking proposing revisions to the agencies’ CRA regulations, including with respect to the delineation of assessment areas, the overall evaluation framework and performance standards and metrics, the definition of community development activities, and data collection and reporting. The proposed rule would adjust CRA evaluations based on bank size and type, with many of the proposed changes applying only to banks with over $2 billion in assets and several applying only to banks with over $10 billion in assets. We will continue to evaluate the impact of any changes to the regulations implementing the CRA.

Consumer Protection Laws and Supervision
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
5 TriCo Bancshares 2022 10-K

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

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, laws relating to fair lending and the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has promulgated many mortgage-related final rules since it was established under the Dodd-Frank Act, including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, HMDA requirements, and appraisal and escrow standards for higher priced mortgages. The mortgage-related final rules issued by the CFPB have materially restructured the origination, servicing, and securitization of residential mortgages in the United States. These rules have impacted, and will continue to impact, the business practices of mortgage lenders, including the Company.

We are also subject to certain state consumer protection laws and state attorneys general and other state officials are empowered to enforce certain federal consumer protection laws and regulations. State authorities have increased their focus on and enforcement of consumer protection rules. These federal and state consumer protection laws apply to a broad range of our activities and to various aspects of our business and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use of and the provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive, or abusive acts or practices in connection with the offer, sale, or provision of consumer financial products and services.
Penalties for violations of the above laws may include fines, reimbursements, injunctive relief and other penalties.
Privacy, Data Protection and Cybersecurity

We are subject to a number of U.S. federal, state, local and foreign laws and regulations relating to consumer privacy and data protection. Under privacy protection provisions of the Gramm-Leach-Bliley Act of 1999 ("GLBA") and its implementing regulations and guidance, we are limited in our ability to disclose certain non-public information about consumers to non-affiliated third parties. Financial institutions, such as the Bank, are required by statute and regulation to notify consumers of their privacy policies and practices and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. In addition, such financial institutions must appropriately safeguard their customers’ nonpublic, personal information.

Data privacy and data protection are areas of increasing state legislative focus. For example, in June 2018, the Governor of California signed into law the California Consumer Privacy Act ("CCPA"). The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including that many, but not all, requirements of the CCPA are inapplicable to information that is collected, processed, sold, or disclosed pursuant to the GLBA. California voters also recently passed the CPRA, which took effect on January 1, 2023, and significantly modifies the CCPA, including imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information. On July 8, 2022, the CPPA commenced formal rulemaking to adopt regulations to implement the CPRA. However, regulations did not come into effect prior to the CPRA’s effective date. The CPPA has stated that the earliest proposed regulations could be in effect is April 2023, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply with the regulations. In California, the CCPA, the CPRA, and upcoming regulations may be interpreted or applied in a manner inconsistent with our understanding.

In addition, numerous other states have also enacted or are in the process of enacting state-level privacy, data protection and/or data security laws and regulations. The federal government and regulators outside of the United States may also pass additional data privacy or data protection legislation, including possible amendment of the GLBA. For example, on November 23, 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a "computer-security incident" that rises to the level of a "notification incident" within the meaning attributed to those terms by the final rule. Banks' service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services "as soon as possible" after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank
6 TriCo Bancshares 2022 10-K

for as much as four hours. The final rule took effect on April 1, 2022 and banks and their service providers were required to be in compliance with the requirements of the rule by May 1, 2022.

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

Recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution. Further, the Company’s financial institution customers have obligations to safeguard their systems and sensitive information and the Company may be bound contractually and/or by regulation to comply with the same requirements. If the Company or its service providers fail to comply with applicable regulations and contractual requirements, the Company could be exposed to lawsuits, governmental proceedings or the imposition of fines, among other consequences.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations. We and other U.S. financial services providers continue to be targeted with evolving and adaptive cybersecurity threats from sophisticated third parties. Unauthorized access or cybersecurity incidents could occur more frequently and on a more significant scale. If future attacks are successful or if customers are unable to access their accounts online for other reasons, it could adversely impact our ability to service customer accounts or loans, complete financial transactions for our customers or otherwise operate any of our businesses or services. In addition, a breach or attack affecting one of our third-party service providers or partners could harm our business even if we do not control the service that is attacked.

Any inability to prevent or adequately respond to the issues described above could disrupt the Company’s business, inhibit its ability to retain existing customers or attract new customers, otherwise harm its reputation and/or result in financial losses, litigation, increased costs or other adverse consequences that could be material to the Company. See Risk Factors below for additional information and discussion related to cybersecurity.

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

Under Basel III, we are subject to the following minimum capital ratios: (1) common equity Tier 1 capital or “CET1” to risk‑weighted assets of 4.5%; (2) Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk‑weighted assets of 6.0%; (3) Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk‑weighted assets of 8%; and (4) a leverage ratio (Tier 1 capital to average consolidated assets as reported on regulatory financial statements) of 4.0%. The Basel III capital framework includes a “capital conservation buffer” of 2.5%, composed entirely of CET1, on top of the minimum risk‑weighted asset ratios. Banking institutions that fail to maintain a full capital conservation buffer face constraints on dividends, equity repurchases and discretionary executive compensation based on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). The 2.5% capital conservation buffer effectively results in minimum ratios of (i) CET1 to risk‑weighted assets of at least 7%, (ii) Tier 1 capital to risk‑weighted assets of at least 8.5%, and (iii) total capital to risk‑weighted assets of at least 10.5%.

We believe that we were in compliance with the requirements of the Basel III capital rules applicable to us as of December 31, 2022. For a discussion of the regulatory capital requirements, see “Note 26 – Regulatory Matters” to the consolidated financial statements at Part II, Item 8 of this report.

Prompt Corrective Action

Prompt Corrective Action regulations of the federal bank regulatory agencies establish five capital categories in descending order based on an institution’s regulatory capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically
7 TriCo Bancshares 2022 10-K

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

The FDIC, as required under the FDIA, established a plan on September 15, 2020, to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. This plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC’s recent projections, however, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning on January 1, 2023. The FDIC also concurrently maintained the Designated Reserve Ratio for the DIF at 2%.

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

Bank Secrecy Act / Anti-Money Laundering

The Bank Secrecy Act of 1970 (“BSA”) requires financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, mandates that every bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (1) provide for a system of internal controls to assure ongoing compliance; (2) provide for independent testing for compliance; (3) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (4) provide training for appropriate personnel. In addition, banks are required to adopt a customer identification program as part of their BSA compliance program. Banks are also required to file reports when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA. BSA regulations require that we that we verify customer information when opening a new account, which includes identifying and verifying the beneficial owners of all customer that are legal entity customers, and performing ongoing customer due diligence to understand the nature and purpose of customer relationships for the purpose of developing customer risk profiles.

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

8 TriCo Bancshares 2022 10-K

Further, on January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related AML laws since the Patriot Act. Notable amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, LLC, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. Many of the amendments require the Department of Treasury and FinCEN to promulgate rules. On September 29, 2022, FinCEN issued final regulations implementing the amendments with respect to beneficial ownership.

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

Transactions with Affiliates

Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders (including the Company) or any related interest of such persons. Extensions of credit must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not affiliated with the bank, and must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. Regulation W requires that certain transactions between the Bank and its affiliates, including its holding company, be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving non-affiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

Interchange Fees

Under the Durbin Amendment, adopted as part of the Dodd-Frank Act, the FRB adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. FRB rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The FRB also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. Effective July 1, 2023, a new FRB Federal Reserve rule will require that debit card issuers enable all debit card transactions, including card-not-present transactions such as online payments, to be processed on at least two unaffiliated payment card networks. The Bank is currently not subject to these restrictions, however if our assets exceed $10 billion or more at December 31, 2023, these rules would be applicable to the Bank in July 2024.

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
9 TriCo Bancshares 2022 10-K

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

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines for specified regulated entities, such as us, having at least $1 billion in total assets, to prohibit incentive-based payment arrangements that encourage inappropriate risk taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies have not yet finalized these rules; however, on October 26, 2022, the SEC adopted a final rule regarding "clawbacks" of incentive-based executive compensation.

The scope and content of the U.S. banking regulators’ policies on executive compensation may continue to evolve in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

ITEM 1A.    RISK FACTORS

An investment in our securities is subject to certain risks. In addition to the other information in this report, investors should carefully consider the following discussion of significant risk and uncertainties before making investment decisions about our securities. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results) liquidity, and stock price. Any of these risk factors could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations.

Risks Related to the Nature and Geographic Area of Our Business

The majority of our assets are loans, which are subject to credits risks.

As a lender, we face a significant risk that we will sustain losses because borrowers, guarantors or related parties may fail to perform in accordance with the terms of the loans we make or acquire. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. We have underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that we believe appropriately address this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our respective loan portfolios. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results of operations. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner or as a result of deteriorating economic conditions, for example.

Our allowance for credit losses may not be adequate to cover actual losses.

Like other financial institutions, we maintain an allowance for credit losses to provide for loan defaults and non-performance. Our allowance for credit losses may not be adequate to cover actual loan losses, and future provisions for loan losses would reduce our earnings and could materially and adversely affect our business, financial condition and results of operations. Our allowance for credit losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and actual and forecast economic factors. Determining an appropriate level of allowance is an inherently difficult process and is based on numerous assumptions. The actual amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, unemployment and gross domestic product that may be beyond our control and these losses may exceed current estimates. Effective January 1, 2020, we implemented a new accounting standard, “Measurement of Credit Losses on Financial Instruments,” commonly referred to as the “Current Expected Credit Losses” standard, or “CECL,” CECL changed the allowance for credit losses methodology from an incurred loss concept to an expected loss concept, which is more dependent on future economic forecasts, assumptions and models than previous methodology, which could result in increases and add volatility to our allowance for credit losses and future provisions for loan losses. These forecasts, assumptions and models are inherently uncertain and are based upon our management’s reasonable judgment in light of information currently available.

In addition to periodic reviews completed by independent third parties retained by the Bank, Federal and state bank regulatory agencies, as an integral part of their examination process, review our loans and allowance for credit losses. While we believe that our allowance for credit losses is adequate to cover estimated future losses, we cannot assure you that we will not increase the allowance for credit losses further or that the allowance will be adequate to absorb credit losses we actually incur. Credit losses in excess of our allowance or addition provisions to our allowance would reduce our net income and capital, potentially materially.

10 TriCo Bancshares 2022 10-K

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

Our operations and our customer base are primarily located in California where natural and other disasters may occur. California is vulnerable to natural disasters and other risks, such as earthquakes, fires, droughts and floods, the nature and severity of which may be impacted by climate change. These types of natural catastrophic events have at times disrupted the local economies, our business and customers in these regions. Such events could also affect the stability of our deposit base; impair the ability of borrowers to obtain adequate insurance or repay outstanding loans, impair the value of collateral securing loans and cause significant property damage, result in losses of revenue and/or cause us to incur additional expenses. In addition, catastrophic events occurring in other regions of the world may have an impact on our customers and in turn, on us. Our business continuity and disaster recovery plans may not be successful upon the occurrence of one of these scenarios, and a significant catastrophic event anywhere in the world could materially adversely affect our operating results.

A significant majority of the loans in our portfolio are secured by California real estate and a decline in real estate values could hurt our business.

A downturn in real estate values in the markets which we conduct our business in California could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies. Real estate values could also be affected by, among other things, earthquakes, drought and national disasters. As real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral could then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2022, approximately 90.5% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California. So, if there is a significant adverse decline in real estate values in California, the collateral for our loans will provide less security. Any such decline could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to the risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. When applicable, we establish contingent liability reserves for this purpose based on future reasonable and estimable costs developed by qualified soil and chemical engineering consultants. If we become subject to significant environmental liabilities or if our contingency reserve estimates are incorrect, our business, financial condition and results of operations could be materially adversely affected.

We face strong competition from financial services companies and other companies that offer similar services, which could materially and adversely affect our business.

Competition in the banking and financial services industry is intense. Our profitability depends upon our continued ability to successfully compete. We primarily compete in California for loans, deposits and customers with commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage firms and Internet-based marketplace lending platforms. Our competitors include major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries that are not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial
11 TriCo Bancshares 2022 10-K

services markets as technological advances enable more companies, such as Internet-based marketplace lenders, financial technology (or “fintech”) companies that rely on technology to provide financial services, often without many of the regulatory and capital restrictions that we face. We also face competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits and our business, financial condition and results of operations be adversely affected.

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

We may need to raise additional capital, but it may not be available on acceptable terms or at all.

We are required by federal and state regulators to maintain adequate levels of capital. We may need to raise additional capital in the future to meet regulatory or other internal requirements. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.

We cannot provide any assurance that access to such capital will be available to us on acceptable terms or at all. An event that may limit our access to the capital markets, such as a decline in the confidence of investors or counter-parties participating in the capital markets, may materially and adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and we would then have to compete with those institutions for investors. The inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition, or results of operations.

Adverse changes in economic or market conditions may hurt our businesses.

Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Conditions such as an economic recession, rising unemployment, inflation, changes in interest rates, declines in asset values and other factors beyond our control may adversely affect our asset quality, deposit levels and our net income. Adverse changes in the economy may also have a negative effect on the demand for new loans and the ability of our existing borrowers to make timely repayments of their loans, which could adversely impact our growth and earnings. Economic and market conditions may also be affected by political developments in the U.S. and other countries and global conflicts, such as the conflict in Ukraine. Uncertainty about the federal fiscal policymaking process, the fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States The COVID-19 pandemic has caused and may continue to cause disruptions in the U.S. economy at large, and for small businesses in particular, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally.

If the United States economy weakens or does not improve, our growth and profitability from our lending, deposit and investment operations could be constrained. Any of these potential outcomes could cause us to suffer losses in our investment securities portfolio, reduce our liquidity and capital levels, hamper our ability to deliver products and services to our clients and customers, and weaken our results of operations and financial condition.

The effects of COVID-19 or a similar health crisis or pandemic, could adversely affect or operations or financial performance.

While U.S. and global economies have begun to recover from the COVID-19 pandemic and many health and safety restrictions have been lifted, certain adverse consequences of the pandemic, including labor shortages, disruptions of global supply chains, and inflationary pressures, continue to impact the economy and could adversely affect our business.

The ongoing nature of the pandemic and its effects, such as changes in customer behaviors and preferences, are difficult to predict. The pandemic or a similar health crisis could cause us to recognize credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if the effects of the pandemic worsen or continue for an extended period of time. Our business depends on the willingness and ability of our customers and employees to conduct banking and other financial transactions. Disruptions to our customers caused by the COVID-19 pandemic could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, as well as reductions in loan demand, the liquidity of loan guarantors, loan collateral values (particularly in real estate), loan originations, interest and noninterest income and deposit availability. Furthermore, the pandemic could cause us to recognize impairment of our goodwill and our financial assets.

The COVID-19 pandemic has also resulted in heightened operational risks. Some of our colleagues continue to work remotely at least part-time basis, which may create additional cybersecurity risks. The increase in online and remote banking activities may also increase the risk of fraud in certain instances.

Risks Related to Interest Rates

12 TriCo Bancshares 2022 10-K

Changes in interest rates may make it difficult for us to improve or maintain our current interest income spread and could result in reduced earnings and negatively impact our financial performance.

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

In addition, loan and lease volume and quality and deposit volume and mix can be affected by market interest rates as can the businesses of our clients. Changes in levels of market interest rates could have a material adverse effect on our net interest spread, asset quality, origination volume, the value of our loans and investment securities, deposit levels and overall profitability.

Interest rates may be affected by many factors that are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory authorities. The actions of the Federal Reserve Board influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits. Changes in monetary policy, including changes in interest rates, may negatively affect our ability to originate loans and leases, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately could affect our earnings. In addition, the Federal Reserve raised benchmark interest rates throughout 2022 and may continue to raise interest rates in response to economic conditions, particularly inflationary pressures. We cannot predict the nature or timing of future changes in monetary, tax and other policies or the effects that they may have on our activities and financial results.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Although we were successful in generating new loans during 2022, increasing interest rates may adversely affect the demand for new loans and our loan growth. To supplement our organic loan growth, we from time-to-time will purchase loans from third parties that may have lower yields than those loans that we originate on our own.

Additionally, interest rate increases often result in larger payment requirements for our borrowers with variable rate loans, which increases the potential for default and could result in a decrease in the demand for loans. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reversal of income previously recognized, which could have an adverse effect on our results of operations. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to incur costs to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income. Furthermore, if short-term market rates rise, in order to retain existing deposit customers and attract new deposit customers we may need to increase rates we pay on deposit accounts.

Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition and results of operations.

Higher inflation could have a negative impact on our financial results and operations.

Inflation may negatively affect us by increasing our labor costs, through higher wages and higher interest rates, which may negatively affect the market value of securities on our balance sheet, higher interest expenses on our deposits, especially CDs, and a higher cost of our borrowings. Additionally, higher inflation levels could lead to higher oil and gas prices, which may negatively impact the net operating income on the properties which we lend on and could impair a borrower's ability to repay their loans.

Elevated inflation and expectations for elevated future inflation can adversely impact economic growth, consumer and business confidence, and our financial condition and results. In addition, elevated inflation may cause unexpected changes in monetary policies and actions which may adversely affect confidence, the economy, and our financial condition and results.

Supply chain constraints and a tightening labor markets could potentially exacerbate inflation and sustain it at elevated levels, even as growth slows. The risk of sustained high inflation would likely be accompanied by monetary policy tightening with potential negative effects on various elevated asset classes.
Reduction in the value, or impairment of our investment securities, can impact our earnings and common shareholders’ equity.

We maintained a balance of $2.6 billion, or approximately 26% of our assets, in investment securities at December 31, 2022. Changes in market interest rates can affect the fair value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

13 TriCo Bancshares 2022 10-K

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

We are subject to extensive regulation, supervision and examination by the DPFI, FDIC, and the FRB. See Item 1—Regulation and Supervision of this report for information on the regulation and supervision which governs our activities. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for credit losses. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to our shareholders by restricting certain of our activities, such as:

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
14 TriCo Bancshares 2022 10-K

Goodwill resulting from acquisitions may adversely affect our results of operations.

Our goodwill and other intangible assets have increased substantially as a result of our acquisitions of Valley Republic Bank in 2022, FNB Bancorp in 2018 and North Valley Bancorp in 2014. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by U.S. GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

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

Acquisitions by financial institutions, including us, are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become substantially more difficult since the global financial crisis and more recently due to political actions. Furthermore, our ability to engage in certain merger or acquisition transactions depends on the bank regulators' views at the time as to our capital levels, quality of management, and overall condition, in addition to their assessment of a variety of other factors, including our compliance with laws and regulations. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to BSA compliance, CRA compliance, fair lending laws, fair housing laws, consumer protection laws and other laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.

If we cannot attract deposits, our growth may be inhibited.

We plan to increase the level of our assets, including our loan portfolio. Our ability to increase our assets depends in large part on our ability to attract additional deposits at favorable rates. We intend to seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets and by establishing personal relationships with our customers. We cannot assure that these efforts will be successful. Our inability to attract additional deposits at competitive rates could have a material adverse effect on our business, financial condition and results of operations.

Our growth and expansion may strain our ability to manage our operations and our financial resources.

15 TriCo Bancshares 2022 10-K

Our financial performance and profitability depend on our ability to execute our corporate growth strategy. In addition to seeking deposit and loan and lease growth in our existing markets, we may pursue expansion opportunities in new markets, enter into new lines of business or market areas or offer new products or services. Continued growth, however, may present operating and other problems that could adversely affect our business, financial condition and results of operations. Furthermore, any new line of business or market areas and/or new products or services could have a significant impact on the effectiveness of our system of internal controls. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

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

An insured depository institution with $10 billion or more in total assets is subject to supervision, examination, and enforcement with respect to consumer protection laws by the CFPB rather than its primary federal banking regulator. Under its current policies, the CFPB will assert jurisdiction in the first quarter after an insured depository institution’s call reports show total consolidated assets of $10 billion or more for four consecutive quarters. The Bank had slightly less than $10 billion in total assets at December 31, 2022, so it is possible that with only modest growth, the CFPB, instead of the FDIC, may soon have primary examination and enforcement authority over the Bank. As an independent bureau within the Federal Reserve Board focused solely on consumer financial protection, the CFPB may interpret or enforce consumer protection laws more strictly or severely than the FDIC.

Additionally, other regulatory requirements apply to depository institutions and holding companies with $10 billion or more in total consolidated assets, including a cap on interchange transaction fees for debit cards, as required by Federal Reserve Board regulations, which would reduce our interchange revenue, and restrictions on proprietary trading and investment and sponsorship in hedge funds and private equity funds known as the Volcker Rule. See also Item 1 - Regulation and Supervision - Interchange Fees in this report. Further, deposit insurance assessment rates are calculated differently, and may be higher, for insured depository institutions with $10 billion or more in total consolidated assets.

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

Provisions of our governing documents and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline.

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

The BHC Act and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the Federal Reserve Board and not disapproved prior to any person or entity acquiring “control” of a bank holding company such as TriCo. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock
16 TriCo Bancshares 2022 10-K

Holders of our junior subordinated debentures have rights that are senior to those of our shareholders.

We have supported our growth through the prior issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2022, we had outstanding trust preferred securities and accompanying junior subordinated debentures with principal amount of $98,889,000. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

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

The trading price of our common stock price can be volatile.

Stock price volatility may make it more difficult for our shareholders to resell their common stock when they want and at prices they find attractive. The trading price of our common stock can fluctuate significantly in response to a variety of factors including, among other things:

•     actual or anticipated variations in quarterly results of operations;
•     recommendations by securities analysts;
•     operating and stock price performance of other companies that investors deem comparable to the Company;
•    trends, concerns and other issues in the financial services industry or California economy;
•investor sentiments toward depository institutions generally;
•     marketplace perceptions in the marketplace regarding the Company and/or its competitors;
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
17 TriCo Bancshares 2022 10-K

A failure or breach, including cyberattacks, of our operational or security systems or of those of our customers or contracted vendors, could disrupt our business, result in the disclosure of confidential information, damage our reputation, and create significant financial and legal exposure.

We, our customers, our vendors, regulators and other third parties have been subject to, and are likely to continue to be the target of, cyberattacks. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks, and other technology assets and the confidentiality, integrity, and availability of information belonging to us and our customers, there is no assurance that our security measures will provide absolute security. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. In recent years, many financial institutions, including the Company, have been subjected to sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including through the introduction of computer viruses or malware, cyber attacks and other means and expect to be subject to such attacks in the future. Certain financial institutions and companies involved in data processing in the United States have also experienced attacks from technically sophisticated and well-resourced third parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to customers for extended periods. These “denial-of-service” attacks have not breached our data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior.

Continued geographical turmoil, including the ongoing conflict between Russia and Ukraine, has heightened the risk of cyberattack and has created new risk for cybersecurity, and similar concerns. For example, the United States government has warned that sanctions imposed against Russia by the United States in response to its conflict with Ukraine could motivate Russia to engage in malicious cyber activities against the United States. If such cyberattacks occurred, it could result in severe costs and disruptions to governmental entities and companies and their operations. The impact of the conflict and retaliatory measures is continually evolving and cannot be predicted with certainty.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We have implemented employee and customer awareness training around phishing, malware, and other cyber risks, however there can no assurances that this training will be completely effective. These risks may increase in the future as we continue to increase our electronic payments and other internet-based product offerings and expand our internal usage of web-based products and applications.

If our security systems or those of our third party vendors, contractors and customers are penetrated or circumvented, it could cause serious negative consequences for us, including significant disruption of our operations, misappropriation or theft of our confidential information or that of our customers, or damage our computers or systems and those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us. If personal, confidential or proprietary information of customers or clients in the Bank’s or such vendors’ or other third-parties’ possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss.

We may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches. Additionally, a security breach may be difficult to detect, even after it occurs, which may compound the issues related to such breach.

For example, as previously disclosed in the Current Report 8-K filed by us on February 14, 2023, the Bank experienced a network security incident, where unusual network activity was detected, and management shut down all networked systems which prevented employees from accessing internal systems, data and telephones for a limited period of time. Upon discovering the incident, the Bank immediately launched an investigation and engaged a digital forensics firm to help determine the scope of the incident and identify potentially impacted data. In addition, the Bank promptly notified law enforcement and banking regulators about the incident. The Bank believes that its core banking systems, including those that facilitate loan or deposit related transactions, were not affected by this event as evidenced by the Bank’s general ability to resume customer facing operations within two days. However, the Bank’s internal system access as well as communication capabilities, including e-mail correspondence and telephones, required approximately one week of time for the restoration process to be completed in a safe and secure environment.

The Bank continues to work with third-party forensic investigators to understand the nature and scope of the incident and to determine what information may have been accessed and who may have been impacted. The investigation is on-going.

While we continue to evaluate the impact of this incident, we remain subject to risks and uncertainties as a result, including legal, reputational, and financial risks, the results of our ongoing investigation of this security incident, any potential regulatory inquiries and/or litigation to which we may become subject in connection with this incident, and the extent of remediation and other additional costs that may be incurred by us. To date, we do not believe such consequences are material, however the network security incident is still recent and the investigation is ongoing. Although we maintain insurance coverage, including cybersecurity insurance, the amount of coverage available may not cover all losses. We anticipate that we will incur additional expenses in future periods. Network breaches at other financial institutions have, in some instances, resulted in litigation, government investigations and other regulatory enforcement inquiries. Given the uncertainties about the impact of the incident and the inherent uncertainties involved in litigation, government investigations and regulatory
18 TriCo Bancshares 2022 10-K

enforcement decisions, there is significant uncertainty as to the ultimate liability and expense we may incur from these kinds of matters, if any. The finding, or even the assertion, of substantial legal liability against us and any regulatory enforcement actions could have a material adverse effect on our business and financial condition and could cause significant reputational harm to us, which could seriously harm our business. In addition, litigation, regulatory interventions, and media reports of perceived security vulnerabilities and any resulting damage to our reputation or loss of confidence in the security of our systems could adversely affect our business. As cyber threats continue to evolve, we have been and will likely continue to be required to expend significant resources to continuously enhance our protective measures and may be required to expend significant resources to investigate and remediate any information security vulnerabilities or incidents.

Our reliance on third-party vendors exposes us to risks, including additional cybersecurity risks.

Third-party vendors provide key components of our business infrastructure, including certain data processing and information services. On our behalf, third parties may transmit confidential, propriety information. Some of these third parties may engage vendors of their own, which introduces the risk that these "fourth parties" could be the source of operational and/or security failures. Although we require third-party providers and these fourth-party vendors to maintain certain levels of information security, such providers may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise sensitive information. While we may contractually limit our liability in connection with attacks against third-party providers, we remain exposed to the risk of loss associated with such vendors.

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

Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. A material breach of customer data security [such as a possible breach of customer data in connection with the network security incentive discussed above, may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event and/or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions and/or result in litigation. Cybersecurity risk management programs are expensive to maintain and will not protect us from all risks associated with maintaining the security of customer data and our proprietary data from external and internal intrusions, disaster recovery and failures in the controls used by our vendors.

Cybersecurity and data privacy are areas of heightened legislative and regulatory focus.

As cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. The federal bank regulatory agencies have proposed enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including us, and would focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience and situational awareness. Several states have also proposed or adopted cybersecurity legislation and regulations, which require, among other things, notification to affected individuals when there has been a security breach of their personal data. For more information regarding cybersecurity regulation, refer to the “Supervision and Regulation” section of this report.

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

We may become subject to new legislation or regulation concerning cybersecurity or the privacy of personally identifiable information and personal financial information or of any other information we may store or maintain. We could be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or require changes to our business practices or privacy policies. If new or existing cybersecurity, data privacy, data protection, data transfer or data retention laws are implemented, interpreted or applied in a manner inconsistent with our current practices, including as a result of the network security incident discussed above, we may be subject to fines, litigation or regulatory enforcement actions or ordered to change our
19 TriCo Bancshares 2022 10-K

business practices, policies or systems in a manner that adversely impacts our operating results. In addition, any additional laws and regulatory enforcement measures will result in increased compliance costs.

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

When we launch a new product or service, introduce a new platform for the delivery or distribution of products or services (including mobile connectivity and cloud computing), or make changes to an existing product, service or delivery platform, it may not fully appreciate or identify new operational risks that may arise from those changes, or may fail to implement adequate controls to mitigate the risks associated with those changes. Any significant failure in this regard could diminish our ability to operate one or more of our businesses or result in:

•potential liability to clients, counterparties and customers;
•increased operating expenses;
•higher litigation costs, including regulatory fines, penalties and other sanctions;
•damage to our reputation;
•impairment of our liquidity;
•regulatory intervention; or
•weaker competitive standing.
Any of the foregoing consequences could materially and adversely affect our businesses and results of operations.

Our risk management framework may not be effective in identifying and mitigating every risk to us.

Any inadequacy or lapse in our risk management framework, governance structure, practices, models or reporting systems could expose it to unexpected losses, and our financial condition or results of operations could be materially and adversely affected. Any such inadequacy or lapse could:

•hinder the timely escalation of material risk issues to our senior management and the Board of Directors;
•lead to business decisions that have negative outcomes for us;
•require significant resources and time to remediate;
•lead to non-compliance with laws, rules and regulations;
•attract heightened regulatory scrutiny;
•expose us to regulatory investigations or legal proceedings;
•subject us to litigation or regulatory fines, penalties or other sanctions;
•harm our reputation; or
•otherwise diminish confidence in TriCo.
We rely on data to assess many of our various risk exposures. Any deficiencies in the quality or effectiveness of our data gathering, analysis and validation processes could result in ineffective risk management practices. These deficiencies could also result in inaccurate risk reporting.

General Risk Factors
20 TriCo Bancshares 2022 10-K

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

Claims, litigation, government investigations, and other proceedings may adversely affect our business and results of operations

As a community financial institution, we are at times subject to actual and threatened claims, litigation, reviews, investigations, and other proceedings, including proceedings by governments and regulatory authorities, involving a wide range of issues, including labor and employment, data protection, data security, network security, consumer protection, commercial disputes, goods and services offered by us and by third parties, and other matters. Any of these types of proceedings can have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves for possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions
21 TriCo Bancshares 2022 10-K

change or prove to have been incorrect, it could have a material effect on our business, financial condition and results of operations. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could involve licenses, sanctions, consent decrees, or orders requiring us to make substantial future payments, preventing us from offering certain products or services, requiring us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.

Climate change could have a material negative impact on us and our clients.

Our business, as well as the operations and activities of our clients, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to us and our clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the us and our clients’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, our carbon footprint, and our business relationships with clients who operate in carbon-intensive industries.

Federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their clients, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, we may face regulatory risk of increasing focus on our resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs.

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

22 TriCo Bancshares 2022 10-K

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
The Company is engaged in the banking business through 64 traditional branches, 6 in-store branches and 8 loan production offices in 32 counties throughout California including the counties of Butte, Colusa, Contra Costa, Del Norte, Fresno, Glenn, Humboldt, Kern, Lake, Los Angeles, Madera, Mendocino, Merced, Nevada, Orange, Placer, Sacramento, San Diego, San Francisco, San Mateo, Santa Clara, Shasta, Siskiyou, Sonoma, Stanislaus, Sutter, Tehama, Trinity, Tulare, Yolo and Yuba. All offices are constructed and equipped to meet prescribed security requirements.
As of December 31, 2022, the Company owned 31 branch office locations, two administrative buildings that include branch locations, and 10 other buildings that are used as either administrative, operational, or loan production offices. The Company leased 31 branch office locations, 6 in-store branch locations, 8 loan production offices and 3 other operational buildings. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. All of the Company’s existing facilities are considered to be adequate for the Company’s present and future use. In the opinion of management, all properties are adequately covered by insurance. See “Note 7 – Premises and Equipment” to the consolidated financial statements at Part II, Item 8 of this report.
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
23 TriCo Bancshares 2022 10-K

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
The Company’s common stock is traded on the Nasdaq under the symbol “TCBK.” As of February 24, 2023, there were approximately 1,900 shareholders of record of the Company’s common stock. On February 24, 2023, the closing market price was $50.14 per share.
The Company has paid cash dividends on its common stock in every quarter since March 1990, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and the Bank. During the calendar year ended December 31, 2022, the Company paid quarterly dividends of $0.25 per share for Q1 and Q2, increasing to $0.30 per share of cash dividends for Q3 and Q4, equaling a total of $1.20 per share for the year then ended. As of December 31, 2022, there was $157,036,000 available for payment of dividends by the Bank to the Company, under applicable laws and regulations. See “Note 27 – Summary of Quarterly Results of Operations (unaudited)” for the quarterly cash dividends paid by the Company in 2022 and 2021.
Issuer Repurchases of Common Stock
The Company has one previously announced stock repurchase plan under which it is currently authorized to purchase shares of its common stock. The table that follows provides additional information regarding this plan.

Announcement Date	Total shares approved for purchase	Total shares repurchased under the plan	Expiration date
2/25/2021	2,000,000	640,198	none
The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2022:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1-31, 2022	5,000	$45.61	5,000	1,359,802
November 1-30, 2022	—	$—	—	1,359,802
December 1-31, 2022	—	$—	—	1,359,802
Total	5,000	$—	5,000	1,359,802
(1)Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans.

24 TriCo Bancshares 2022 10-K

TriCo Bancshares Stock Performance
The following graph presents the cumulative total yearly shareholder return from investing $100 on December 31, 2017, in each of TriCo common stock, the Russell 3000 Index, and the SNL Western Bank Index. The SNL Western Bank Index compiled by SNL Financial includes banks located in California, Oregon, Washington, Montana, Hawaii and Alaska with market capitalization similar to that of TriCo’s. The amounts shown assume that any dividends were reinvested.

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
TriCo Bancshares	100.00	90.91	112.14	99.99	124.53	151.38
Russell 3000 Index	100.00	92.50	118.90	141.28	175.19	139.32
SNL Western Bank Index	100.00	79.17	96.55	72.25	111.40	86.45

ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
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
In March 2022, the Company closed the acquisition of Valley Republic Bancorp. Historical periods prior to March 25, 2022 reflect results of legacy Trico Bancshares operations. Subsequent to closing, results reflect all post-acquisition activity. For further information, refer to Note 2 “Business Combinations” of the Notes to Consolidated Financial Statements.
Financial Overview
In 2022, the Company reported net income of $125,419,000, a $7,764,000 or 6.6% increase from the prior year. Earnings per share on a diluted basis for the year were $3.83, down 2.8% from the prior year. The current year net income reported was negatively impacted by acquisition-related expenses totaling $6,253,000, compared to $1,523,000 in the prior year. In 2022, net interest income was reported at $345,976,000, an increase of $74,437,000 or 27.4% from the prior year.
Net interest income on a fully tax equivalent (FTE) basis, a non-GAAP financial measure, was $347,536,000, an increase of $74,926,000, or 27.4%, from 2021. The increase in FTE net interest income reflected the benefit of a $1,352,778,000, or 17.8%, increase in average earning assets in addition to a 30 basis point increase in the FTE net interest marign to 3.88%. Average earning asset growth included an $990,559,000, or 20.3%, increase in average loans and leases and an $573,720,000, or 26.3%, increase in average securities. Average
25 TriCo Bancshares 2022 10-K

balances across earning asset categories reflect organic growth in addition to the late first quarter 2022 VRB acquisition. The increase in average securities was additionally driven by the redeployment of excess liquidity into securities in the first half of 2022. The net interest margin expansion was driven by the higher rate environment driving an increase in loan and lease and investment security yields, partially offset by higher cost of funds and the impact of lower accelerated PPP loan fees recognized upon forgiveness payments from the SBA in 2022.

The provision for credit losses increased $25,245,000 to $18,470,000, primarily due to the acquisition of VRB and organic loan and lease growth. The allowance for credit losses (ACL) was $105,680,000, or 1.64% of total loans and leases, at December 31, 2022, compared to $85,376,000, or 1.74% of total loans and leases, at December 31, 2021. The increase in the total ACL was primarily driven by loan and lease growth, while the overall risk profile of the loan portfolio continued to improve despite management's observation of future recessionary risks.

Noninterest income was $63,046,000, down $618,000, or 1%, from the prior year. Noninterest expense was $216,645,000, up $38,370,000, or 21.5%, from the prior year. The changes in noninterest income and noninterest expense were impacted by the VRB acquisition, completed in March 2022. Noninterest income was additionally negatively impacted by a decline in gain on sale of mortgage loans totaling of $7,238,000, to $2,342,000 for the 2022 year.

The tangible common equity to tangible assets ratio, a non-GAAP financial measure, was 7.6% at December 31, 2022, down 161 basis points from December 31, 2021, primarily due to a decrease in tangible common equity related to elevated interest rates causing an increase in accumulated other comprehensive loss, partially offset by the retention of earnings.

26 TriCo Bancshares 2022 10-K

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

Year ended December 31,	2022	2021	2020
Interest income	$355,505	$277,047	$267,184
Interest expense	(9,529)	(5,508)	(9,457)
Net interest income	345,976	271,539	257,727
(Provision for) benefit from loan losses	(18,470)	6,775	(42,813)
Noninterest income	63,046	63,664	55,194
Noninterest expense	(216,645)	(178,275)	(182,758)
Income before income taxes	173,907	163,703	87,350
Provision for income taxes	(48,488)	(46,048)	(22,536)
Net income	$125,419	$117,655	$64,814
Share Data
Earnings per share:
Basic	$3.85	$3.96	$2.17
Diluted	$3.83	$3.94	$2.16
Per share:
Dividends paid	$1.10	$1.00	$0.88
Book value at period end	$31.39	$33.64	$31.12
Tangible book value at period end (2)	$21.76	$25.80	$23.09
Average common shares outstanding	32,584	29,721	29,917
Average diluted common shares outstanding	32,721	29,882	30,028
Shares outstanding at period end	33,332	29,730	29,727
Financial Ratios
During the period:
Return on average assets	1.28%	1.43%	0.91%
Return on average equity	11.67%	12.10%	7.18%
Net interest margin(1)	3.88%	3.58%	3.96%
Efficiency ratio	52.97%	53.18%	58.40%
Average equity to average assets	11.00%	11.84%	12.66%
Dividend payout ratio	28.54%	25.26%	40.58%
At period end:
Equity to assets	10.54%	11.61%	12.11%
Total capital to risk-weighted assets	14.19%	15.42%	15.22%
Balance Sheet Data
Total investments	$2,633,269	$2,427,885	$1,719,102
Total loans	6,450,447	4,916,624	4,763,127
Total assets	9,930,986	8,614,787	7,639,529
Total non-interest bearing deposits	3,502,095	2,979,882	2,581,517
Total deposits	8,329,013	7,367,159	6,505,934
Total other borrowings	264,605	50,087	26,914
Total junior subordinated debt	101,040	58,079	57,635
Total shareholders’ equity	1,046,416	1,000,184	925,114
Total tangible equity (2)	$725,304	$766,943	$686,409
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
27 TriCo Bancshares 2022 10-K

Critical Accounting Policies and Estimates
In preparing the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.     Our most significant accounting policies and estimates and their related application are discussed below.
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
Management estimates the ACL balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Historical credit loss experience provides the basis for the estimation of expected credit losses, which captures loan balances as of a point in time to form a cohort, then tracks the respective losses generated by that cohort of loans over the remaining life. The Company has identified and accumulated loan cohort historical loss data beginning with the fourth quarter of 2008 and through the current period. In situations where the Company's actual loss history was not statistically relevant, the loss history of peers, defined as financial institutions with assets greater than three billion and less than ten billion, were utilized to create a minimum loss rate. Adjustments to historical loss information are made for differences in relevant current loan-specific risk characteristics, such as historical timing of losses relative to the loan origination.
In its current expected credit loss forecasting framework, the Company incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios incorporate variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, changes in environmental conditions, such as California unemployment rates, household debt levels, the pace of change in corporate bond yields, and U.S. gross domestic product.
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
Certain loans are not included in pools of loans that are collectively evaluated. The segregation of these loans is based on the results from analysis of identified credits that meet management’s criteria for specific evaluation. These loans are first reviewed individually to determine if such loans have a unique risk profile that would warrant individual evaluation. Loans where management has concluded that it is probable that the borrower will be unable to pay all amounts due under the original contractual terms are removed from the pools of loans collectively evaluated. They are then specifically reviewed and evaluated individually by management for loss potential by evaluating sources of repayment, including collateral as applicable, and a specified allowance for credit losses is established where necessary. By definition, any loan that management has placed on non-accrual is required to be individually evaluated, however, not all individually evaluated loans need be placed on non-accrual.
Because current economic conditions and forecasts can change and future events make it inherently difficult to predict the anticipated amount of estimated credit losses on loans, management's determination of the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may move independently of one another, such that improvement in one or certain factors may offset deterioration in others. Management believes that the ACL was adequate as of December 31, 2022.
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
28 TriCo Bancshares 2022 10-K

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
Net Interest Income
Net interest income is our largest source of revenue and is the difference between the interest earned on interest-earning assets (generally loans, leases and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (generally deposits and borrowed funds). The level of net interest income is primarily a function of the difference between the effective yield on our average interest-earning assets and the effective cost of our interest-bearing liabilities. These factors are influenced by the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the FRB and market interest rates. For further discussion, refer to “—Risk Factors – Risks Related to Interest Rates.” Following is a summary of the Company’s net interest income for the periods indicated (dollars in thousands):

	Year ended December 31,
	2022	2021	2020
Interest income	$355,505	$277,047	$267,184
Interest expense	(9,529)	(5,508)	(9,457)
Net interest income (not FTE)	345,976	271,539	257,727
FTE adjustment	1,560	1,071	1,069
Net interest income (FTE)	$347,536	$272,610	$258,796
Net interest margin (FTE)	3.88%	3.58%	3.96%
Acquired loans discount accretion:
Purchased loan discount accretion	$5,465	$8,091	$8,171
Effect on average loan yield	0.09%	0.17%	0.19%
Effect of purchased loan discount accretion on net interest margin (FTE)	0.06%	0.11%	0.13%
Net interest income (FTE) during the year ended December 31, 2022 increased $74,926,000 or 27.5% to $347,536,000 compared against $272,610,000 during the year ended December 31, 2021. The increased amount of net interest income reflects growth in both total average loan and investment balances outstanding and the correlated yields, during 2022. Average loan balances, inclusive of acquisitions, increased by $1,496,541,000 or 30.4% from December 31, 2021. The yield on interest earning assets was 3.98% and 3.65% for the years ended December 31, 2022 and 2021, respectively. This 33 basis point increase in total earning asset yield was primarily attributable to a 11 basis point decrease in total loan yields and a 85 basis point increase in yields on total investments. Of the 11 basis point decrease in yields on loans, a 3 basis point decline was attributable to decreases in market rates, as well as an 8 basis point benefit from the accretion of purchased loans. The costs of total interest bearing liabilities increased 6 basis points to 0.19% during the year ended December 31, 2022, as compared to 0.13% for the year ended December 31, 2021. During the same period, costs associated with interest bearing deposits increased by 2 basis points to 0.10% as compared to 0.08% in the prior year. The increase in interest expense for the year ended December 31, 2022, as compared to the trailing year, was due largely to the increased rate environment for both the interest-bearing deposit expense and other borrowings interest expense.
Net interest income (FTE) during the year ended December 31, 2021 increased $13,814,000 or 5.3% to $272,610,000 compared against $258,796,000 during the year ended December 31, 2020. The increase amount of net interest income reflects growth in total average loan balances outstanding during 2021, which increased by $229,796,000 or 4.9% from December 31, 2020. The yield on interest earning assets was 3.65% and 4.11% for the years ended December 31, 2021 and 2020, respectively. This 46 basis point decrease in total earning asset yield was primarily attributable to a 23 basis point decrease in non-PPP loan yields and a 66 basis point decrease in yields on total investments. Of the 23 basis point decrease in yields on loans, a 21 basis point decline was attributable to decreases in market rates, in addition to 2 basis points from the accretion of purchased loans. The costs of total interest bearing liabilities decreased 12 basis points to 0.13% during the year ended December 31, 2021, as compared to 0.25% for the year ended December 31, 2020. During the same period, costs associated with interest bearing deposits decreased by 10 basis points to 0.08% as compared to 0.18% in the prior year. The decrease in interest expense for the year ended December 31, 2021, as compared to the trailing year, was due largely to the decreased rate environment benefiting both the interest-bearing deposit expense and other borrowings interest expense.
29 TriCo Bancshares 2022 10-K

For more information related to loan interest income, including loan purchase discount accretion, see the Summary of Average Balances, Yields/Rates and Interest Differential and Note 27 to the consolidated financial statements at Part II, Item 8 of this report. The “Yield” and “Volume/Rate” tables shown below are useful in illustrating and quantifying the developments that affected net interest income during 2022 and 2021.
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

	Year ended December 31,
	2022			2021			2020
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$5,841,770	$282,985	4.84%	$4,625,410	$225,626	4.88%	$4,361,679	$223,086	5.11%
PPP Loans	24,590	2,390	9.72%	250,391	16,643	6.65%	284,326	10,635	3.74%
Investment securities—taxable	2,459,032	60,499	2.46%	1,914,788	30,352	1.59%	1,302,367	28,659	2.20%
Investment securities—nontaxable (1)	190,339	6,759	3.55%	160,863	4,639	2.88%	116,717	4,636	3.97%
Total investments	2,649,371	67,258	2.54%	2,075,651	34,991	1.69%	1,419,084	33,295	2.35%
Cash at Federal Reserve and other banks	452,300	4,432	0.98%	663,801	858	0.13%	467,376	1,237	0.26%
Total interest-earning assets	8,968,031	357,065	3.98%	7,615,253	278,118	3.65%	6,532,465	268,253	4.11%
Other assets	803,570			594,420			590,966
Total assets	$9,771,601			$8,209,673			$7,123,431
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,720,932	$452	0.03%	$1,493,922	$327	0.02%	$1,313,804	332	0.03%
Savings deposits	2,878,189	3,356	0.12%	2,360,605	1,256	0.05%	2,015,134	2,595	0.13%
Time deposits	302,619	881	0.29%	324,636	1,735	0.53%	397,216	3,958	1.00%
Total interest-bearing deposits	4,901,740	4,689	0.10%	4,179,163	3,318	0.08%	3,726,154	6,885	0.18%
Other borrowings	33,410	421	1.26%	43,236	22	0.05%	28,863	17	0.06%
Junior subordinated debt	91,138	4,419	4.85%	57,844	2,168	3.75%	57,426	2,555	4.45%
Total interest-bearing liabilities	5,026,288	9,529	0.19%	4,280,243	5,508	0.13%	3,812,443	9,457	0.25%
Noninterest-bearing deposits	3,492,713			2,837,745			2,289,168
Other liabilities	178,163			119,471			119,710
Shareholders’ equity	1,074,437			972,214			902,110
Total liabilities and shareholders’ equity	$9,771,601			$8,209,673			$7,123,431
Net interest spread (2)			3.79%			3.52%			3.86%
Net interest income and interest margin (3)		$347,536	3.88%		$272,610	3.58%		$258,796	3.96%
(1)The fully-taxable equivalent (FTE) adjustment for interest income of non-taxable investment securities was $1,560, $1,071, and $1,069 for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)Net interest margin is computed by dividing net interest income by total average earning assets.

30 TriCo Bancshares 2022 10-K

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

	2022 over 2021			2021 over 2020
	Volume	Rate	Total	Volume	Rate	Total
Increase in interest income:
Loans	$114,211	$(71,105)	$43,106	$20,337	$(11,789)	$8,548
Investment securities—taxable	8,653	21,494	30,147	1,753	(1,750)	3
Investment securities—nontaxable	849	1,270	2,119	13,473	(11,780)	1,693
Cash at Federal Reserve and other banks	(275)	3,849	3,574	511	(890)	(379)
Total interest-earning assets	123,438	(44,492)	78,946	36,074	(26,209)	9,865
Increase in interest expense:
Interest-bearing demand deposits	45	80	125	54	(59)	(5)
Savings deposits	259	1,841	2,100	449	(1,788)	(1,339)
Time deposits	(117)	(737)	(854)	(726)	(1,497)	(2,223)
Other borrowings	(5)	404	399	9	(4)	5
Junior subordinated debt	1,249	1,002	2,251	19	(406)	(387)
Total interest-bearing liabilities	1,431	2,590	4,021	(195)	(3,754)	(3,949)
Increase in net interest income	$122,007	$(47,082)	$74,925	$36,269	$(22,455)	$13,814
Year Over Year Balance Sheet Change

Ending balances	As of December 31,			Acquired Balances	Organic $ Change	Organic % Change
($’s in thousands)	2022	2021	$ Change
Total assets	$9,930,986	$8,614,787	$1,316,199	$1,363,529	$(47,330)	(0.5)%
Total loans	6,450,447	4,916,624	1,533,823	773,390	760,433	15.5
Total loans, excluding PPP	6,448,845	4,855,477	1,593,368	751,978	841,390	17.3
Total investments	2,633,269	2,427,885	205,384	109,716	95,668	3.9
Total deposits	8,329,013	7,367,159	961,854	1,215,479	(253,625)	(3.4)
Total other borrowings	$264,605	$50,087	$214,518	$—	$214,518	428.3%
Provision for Credit Losses
The provision for credit losses during any period is the sum of the allowance for credit losses required at the end of the period and any net charge-offs during the period, less the allowance for credit losses required at the beginning of the period, and less any recoveries during the period. See the Tables labeled “Allowance for Credit Losses – December 31, 2022 and 2021” at Note 5 in Item 8 of Part II of this report for the components that make up the provision for credit losses for the years ended December 31, 2022 and 2021.
The Company recorded a provision for credit losses of $18,470,000 during the year ended December 31, 2022, versus a reversal of credit losses totaling $6,775,000 during the trailing year end. The increase in required provisioning during 2022 was largely attributed to the $10,820,000 in day 1 required reserves from loans acquired in connection with the VRB merger in the first quarter of 2022. Additionally, the Company designated certain loans and leases purchased from VRB as PCD, which required $2,037,000 in additional credit reserves as of the acquisition date. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using the same methodology as other loans and leases held-for-investment. The remaining increase in the allowance for credit reserves was the result of changes in loan volume and changes in credit quality associated with levels of classified, past due and non-performing loans in addition to changes in qualitative factors.
The Company recorded a reversal of credit loses of $6,775,000 during the year ended December 31, 2021, versus a provision for credit losses totaling $42,813,000 during the trailing year end. The decrease in required provisioning during 2021 was attributed to improvement in both external economic indicators and the Company's internal credit risk assessment under the cohort method including changes in the level of past due and nonperforming loans. Declines in California unemployment levels, reduced concentration risks and an improved gross domestic product outlook contributed to total required qualitative reserves of $59,855,000 as of December 31, 2021, a decline of $2,080,000 or 3.4% from December 31, 2020. Quantitative reserves calculated using the Company's cohort loss model totaled $25,521,000 at December 31, 2021, a decline of $4,391,000 or 14.7% from the trailing period December 31, 2020.
31 TriCo Bancshares 2022 10-K

Net recoveries for the year ended December 31, 2022 totaled $322,000 as compared to $694,000 for the year ended December 31, 2021. Total nonperforming loans declined by 28 basis points to 0.33% of total loans at December 31, 2022 from 0.61% of total loans at December 31, 2021. For further details of the change in nonperforming loans during the period ended December 31, 2022 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the year ended December 31, 2022” and “Changes in nonperforming assets during the three months ended December 31, 2022” under the heading “Asset Quality and Non-Performing Assets” below.
The following table summarizes the components of the provision for (benefit to) credit losses during the periods indicated (dollars in thousands):

	Year ended December 31,
(dollars in thousands)	2022	2021	2020
Provision (benefit) to allowance for credit losses	$17,945	$(7,165)	$42,188
Change in reserve for unfunded loan commitments	525	390	625
Total provision for (benefit to) credit losses	$18,470	$(6,775)	$42,813
The provision for credit losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for credit losses. Additional discussion on loan quality, our procedures to measure loan impairment, and the allowance for credit losses is provided under the heading “Asset Quality and Non-Performing Assets” below.
Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
ATM and interchange fees	$26,767	$25,356	$21,660
Service charges on deposit accounts	16,536	14,013	13,944
Other service fees	4,274	3,570	3,156
Mortgage banking service fees	1,887	1,881	1,855
Change in value of mortgage loan servicing rights	301	(872)	(2,634)
Total service charges and fees	49,765	43,948	37,981
Asset management and commission income	3,986	3,668	2,989
Increase in cash value of life insurance	2,858	2,775	2,949
Gain on sale of loans	2,342	9,580	9,122
Lease brokerage income	820	746	668
Sale of customer checks	1,167	459	414
Gain on sale of investment securities	—	—	7
Gain (loss) on marketable equity securities	(340)	(86)	64
Other	2,448	2,574	1,000
Total other non-interest income	13,281	19,716	17,213
Total non-interest income	$63,046	$63,664	$55,194
Non-interest income decreased by $618,000 or 1.0% to $63,046,000 during the twelve months ended December 31, 2022, compared to $63,664,000 during the same period ended December 31, 2021. Generally, the increases in recurring non-interest income service charges and fees reflected during 2022 is the result of the VRB merger closing in March of 2022, and therefore, not reflected in 2021 operating results. As an offset, increases in interest rates during 2022 led to significant declines in mortgage lending related activity, resulting in a decrease of $7,238,000 in gain from the sale of loans, as compared to the trailing year then ended.
Non-interest income increased by $8,470,000 or 15.3% to $63,664,000 during the twelve months ended December 31, 2021, compared to $55,194,000 during the same period ended December 31, 2020. ATM and interchange fees improved $3,696,000 or 17.1% as a result of increased use due to relaxed social distancing guidelines during the year ended December 31, 2021 when compared to the same period in the prior year. Additionally, during the year ended 2020, there was substantial downward pressure on interest rates following the COVID-19 pandemic, resulting in a decline in the fair value of mortgage servicing rights totaling $2,634,000 during the period. Other non-interest income increased $1,574,000 during the twelve months ended December 31, 2021, largely attributed to an increase of $804,000 in the change of fair value of non-readily marketable equity investments and a $204,000 increase in proceeds from life insurance, respectively, as compared to the trailing 12 months ended.
32 TriCo Bancshares 2022 10-K

Non-interest Expense
The following table summarizes the Company’s other non-interest expense for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Base salaries, net of deferred loan origination costs	$84,861	$69,844	$70,164
Incentive compensation	17,908	14,957	10,022
Benefits and other compensation costs	27,083	21,550	31,935
Total salaries and benefits expense	129,852	106,351	112,121
Occupancy	15,493	14,910	14,528
Data processing and software	14,660	13,985	13,504
Equipment	5,733	5,358	5,704
Intangible amortization	6,334	5,464	5,723
Advertising	3,694	2,899	2,827
ATM and POS network charges	6,984	6,040	5,433
Professional fees	4,392	3,657	3,222
Telecommunications	2,298	2,253	2,601
Regulatory assessments and insurance	3,142	2,581	1,594
Merger and acquisition expenses	6,253	1,523	—
Postage	1,147	710	1,068
Operational losses	1,000	964	1,168
Courier service	2,013	1,214	1,414
Gain on sale or acquisition of foreclosed assets	(481)	(233)	(234)
(Gain) loss on disposal of fixed assets	(1,070)	(439)	67
Other miscellaneous expense	15,201	11,038	12,018
Total other non-interest expense	86,793	71,924	70,637
Total non-interest expense	$216,645	$178,275	$182,758
Average full-time equivalent staff	1,169	1,039	1,093
Non-interest expense increased by $38,370,000 (21.5%) to $216,645,000 during the year ended December 31, 2022 as compared to $178,275,000 for the trailing twelve month period. Generally, the increases in recurring non-interest expenses and FTEs during 2022 is the result of the VRB merger closing in March of 2022, and therefore, not reflected in 2021 operating results.
Salaries and benefit expense decreased $5,770,000 (5.1%) to $129,852,000 during the year ended December 31, 2021 as compared to $106,351,000 for the trailing twelve month period. Base salaries, net of deferred loan origination costs remained nearly flat, decreasing by $320,000 (0.4%) to $84,861,000 due to a decrease in average full time equivalent employees to 1,039 from 1,093 in the prior year-to-date period, offset by a higher average wage per employee due to both, the addition of personnel with elevated technical skillets to adhere to elevated regulatory expectations and annual merit increases. Commissions and incentive compensation increased $4,935,000 (49.2%) to $14,957,000 during 2021 compared to 2020 primarily due to increased organic non-PPP loan originations as borrower interaction and business demands for loans improved following the disruption from COVID-19 and related mandates in 2020. Benefits and other compensation costs decreased by $10,385,000 (32.5%) to $21,550,000 during the year ended December 31, 2021 as compared to $31,935,000 for the trailing twelve month period, caused by declines in expenses associated with retirement obligations and insurance costs.
Merger and acquisition expenses associated with our 2022 acquisition of VRB totaled $1,523,000 during the year ended December 31, 2021 and $6,253,000 in 2022. Further, during the year ended December 31, 2021, expenses totaling approximately $1,745,000 are attributable to the Company's recently opened loan production offices, of which approximately $1,430,000 relates to salaries and benefits.
During 2018, the FDIC's Deposit Insurance Fund's (DIF) reserves exceeded the minimum set by the Dodd-Frank Act and the Company, with total assets less than $10 billion, was entitled to receive credits to offset a portion of its assessments. As a result, during the year ended December 31, 2020, the Bank received credits of $610,000, which contributed to the lower regulatory assessments and insurance expense during the period. There were no credits provided to the Bank during 2021 or 2022.
The provisions for income taxes applicable to income before taxes for the years ended December 31, 2022, 2021 and 2020 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory
33 TriCo Bancshares 2022 10-K

federal income tax rate are reconciled as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	7.9	7.9	7.7
Tax-exempt interest on municipal obligations	(0.7)	(0.5)	(0.9)
Tax-exempt life insurance related income	(0.4)	(0.5)	(0.8)
Low income housing and other tax credits	(3.7)	(2.6)	(4.8)
Low income housing tax credit amortization	3.6	2.2	4.1
Compensation and benefits	(0.2)	(0.1)	0.4
Non-deductible merger expenses	0.1	0.1	—
Other	0.3	0.6	(0.9)
Effective Tax Rate	27.9%	28.1%	25.8%
The effective tax rate on income was 27.9%, 28.1%, and 25.8% in 2022, 2021, and 2020, respectively. The effective tax rate was greater than the Federal statutory rates of 21% due to the combination of state tax expenses of 7.9% in 2022, 7.9% in 2021, and 7.7% in 2020. These increases in tax expense were partially offset by Federal tax-exempt interest income of $5,462,000, $3,069,000, and $3,566,000, respectively, Federal and State tax-exempt income of $3,167,000, $3,478,000, and $3,447,000, respectively, from increase in cash value and gain on death benefit of life insurance, low income housing tax credits and losses, net of amortization of $192,000, $620,000, and $619,000, respectively, and equity compensation excess tax benefits, net of non-deductible compensation of $1,966,000, $1,495,000, and $403,000, respectively. The low-income housing tax credits and the equity compensation excess tax benefits represent direct reductions in tax expense. In addition, the 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provided the Company with an opportunity to file amended federal tax returns and generate refunds of approximately $805,000 during the year ended December 31, 2020. The items noted above resulted in an effective combined Federal and State income tax rate that differed from the combined Federal and State statutory income tax rate of approximately 29.6% during the three years ended 2022, 2021 and 2020.
Financial Condition
Restricted Equity Securities
Restricted equity securities were $17,250,000 at December 31, 2022 and December 31, 2021. The entire balance of restricted equity securities at December 31, 2022 and 2021 represents the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).
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
34 TriCo Bancshares 2022 10-K

Loan Portfolio Composition
The following table shows the Company’s loan balances, including net deferred loan fees, at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2022	2021	2020
Commercial real estate	$4,359,083	$3,306,054	$2,951,902
Consumer	1,240,743	1,071,551	952,108
Commercial and industrial, excluding PPP	568,319	198,208	199,557
SBA PPP loans	1,602	61,147	326,770
Construction	211,560	222,281	284,842
Agriculture production	61,414	50,811	44,164
Leases	7,726	6,572	3,784
Total loans	$6,450,447	$4,916,624	$4,763,127
Allowance for credit losses	$(105,680)	$(85,376)	$(91,847)
During the year ended 2022, the Company acquired loans totaling $773,390,000 in connection with the merger with VRB in March of 2022, inclusive of approximately $68,513,000 in loans with credit deterioration. During 2021, the Company purchased pools of SFR 1-4 1st DT (consumer) loans totaling approximately $101,466,000, inclusive of loan premiums. As of December 31, 2022 and 2021, the total remaining balances outstanding from these purchases equaled approximately $804,382,000 and $94,973,000, respectively. During 2020, the Company purchased $41,126,000 in loans, with $30,080,000 outstanding as of December 31, 2022.
The following table shows the Company’s loan balances, including net deferred loan fees, as a percentage of total loans at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2022	2021	2020
Commercial real estate	67.6%	67.2%	62.0%
Consumer	19.2%	21.8%	20.0%
Commercial and industrial, excluding PPP	8.8%	4.1%	4.2%
SBA PPP loans	—%	1.2%	6.9%
Construction	3.3%	4.5%	6.0%
Agriculture production	1.0%	1.1%	0.9%
Leases	0.1%	0.1%	0.1%
Total loans	100%	100%	100%
Allowance for credit losses	1.64%	1.74%	1.93%
At December 31, 2022, loans including net deferred loan costs, totaled $6,450,447,000 which was a 31.2% ($1,533,823,000) increase over the balance at the end of December 31, 2021. At December 31, 2021 loans, including net deferred loan costs, totaled $4,916,624,000 which was a 3.2% ($153,497,000) increase over the balances at the end of 2020. At December 31, 2020 loans, including net deferred loan costs, totaled $4,763,127,000 which was a 10.6% ($455,761,000) increase over the balances at the end of 2019.
In March 2020, the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") was created to help small businesses keep workers employed during the COVID-19 crisis. As a SBA Preferred Lender, the Company was able to provide PPP loans to small business customers. The SBA ended PPP and did not accept new borrowing applications, effective May 31, 2021.
As of December 31, 2022 and 2021, the total gross balances outstanding of PPP loans was $1,617,000 and $63,311,000, respectively, as compared to total PPP originations of $640,410,000. In connection with the origination of these loans, the Company earned approximately $25,299,000 in loan fees, offset by deferred loan costs of approximately $1,245,000, the net of which will be recognized over the earlier of loan maturity (between 24-60 months), repayment or receipt of forgiveness confirmation. As of December 31, 2022, nearly all PPP loans originated have been forgiven and repaid by the SBA and there was approximately $15,000 in net deferred fee income remaining to be recognized. During the year ended December 31, 2022, the Company recognized approximately $2,149,000 in fees on PPP loans as compared with $14,148,000 for the year ended December 31, 2021.
From time to time the Bank may be presented with the opportunity to purchase individual or pools of loans in whole or in part outside of a transaction that would be considered a business combination. As of December 31, 2022 and 2021, the outstanding carrying value of purchased loans that were not acquired in a business combination totaled $167,014,000 and $159,373,000, respectively.

35 TriCo Bancshares 2022 10-K

Asset Quality and Nonperforming Assets
Nonperforming Assets
The following tables set forth the amount of the Bank’s nonperforming assets as of the dates indicated. “Performing non-accrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

	December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Performing nonaccrual loans	$19,543	$27,713	$22,896	$11,266	$22,689
Nonperforming nonaccrual loans	1,770	2,637	3,968	5,579	4,805
Total nonaccrual loans	21,313	30,350	26,864	16,845	27,494
Loans 90 days past due and still accruing	8	—	—	19	—
Total nonperforming loans	21,321	30,350	26,864	16,864	27,494
Foreclosed assets	3,439	2,594	2,844	2,541	2,280
Total nonperforming assets	$24,760	$32,944	$29,708	$19,405	$29,774
U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$225	$756	$811	$992	$1,173
Nonperforming assets to total assets	0.25%	0.38%	0.39%	0.30%	0.47%
Nonperforming loans to total loans	0.33%	0.61%	0.56%	0.39%	0.68%
Allowance for credit losses to nonperforming loans	516%	281%	342%	182%	119%

Changes in nonperforming assets during the year ended December 31, 2022
The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2022:

(in thousands)	Balance at December 31, 2021	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Balance at December 31, 2022
Commercial real estate:
CRE non-owner occupied	$7,899	$2,214	$(8,374)	$—	$—	$1,739
CRE owner occupied	5,036	3,861	(3,675)	—	(284)	4,938
Multifamily	4,457	—	(4,332)	—	—	125
Farmland	3,020	2,498	(3,139)	(294)	(313)	1,772
Total commercial real estate loans	20,412	8,573	(19,520)	(294)	(597)	8,574
Consumer:
SFR 1-4 1st DT	3,596	2,005	(1,003)	—	(378)	4,220
SFR HELOCs and junior liens	3,801	2,578	(2,827)	(22)	(375)	3,155
Other	71	164	(35)	(124)	—	76
Total consumer loans	7,468	4,747	(3,865)	(146)	(753)	7,451
Commercial and industrial	2,415	3,741	(1,933)	(697)	—	3,526
Construction	55	464	(28)	—	—	491
Agriculture production	—	5,373	(4,094)	—	—	1,279
Leases	—	—	—	—	—	—
Total nonperforming loans	30,350	22,898	(29,440)	(1,137)	(1,350)	21,321
Foreclosed assets	2,594	203	(708)	—	1,350	3,439
Total nonperforming assets	$32,944	$23,101	$(30,148)	$(1,137)	$—	$24,760
The table above does not include deposit overdraft charge-offs.
Nonperforming assets decreased by $8,184,000 (24.8%) to $24,760,000 at December 31, 2022 from $32,944,000 at December 31, 2021. The decrease in nonperforming assets during 2022 was the result of net paydowns, sales or upgrades of nonperforming loans to performing status totaling $29,440,000, which was partially offset by $22,898,000 of additions to non-performing loans and net charge-offs of $1,137,000.

36 TriCo Bancshares 2022 10-K

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
37 TriCo Bancshares 2022 10-K

Changes in nonperforming assets during the three months ended December 31, 2022
The following table shows the activity in the balance of nonperforming assets for the quarter ended December 31, 2022:

(in thousands)	Balance at September 30, 2022	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs (1)	Transfers to Foreclosed Assets	Balance at December 31, 2022
Commercial real estate:
CRE non-owner occupied	$2,032	$—	$(293)	$—	$—	$1,739
CRE owner occupied	1,778	3,213	(53)	—	—	4,938
Multifamily	132	—	(7)	—	—	125
Farmland	695	1,772	(695)	—	—	1,772
Total commercial real estate loans	4,637	4,985	(1,048)	—	—	8,574
Consumer:
SFR 1-4 1st DT	3,255	1,283	(99)	—	(219)	4,220
SFR HELOCs and junior liens	3,365	486	(674)	(22)	—	3,155
Other	61	23	(7)	(1)	—	76
Total consumer loans	6,681	1,792	(780)	(23)	(219)	7,451
Commercial and industrial	660	3,030	(114)	(50)	—	3,526
Construction	120	379	(8)	—	—	491
Agriculture production	5,373	—	(4,094)	—	—	1,279
Leases	—	—	—	—	—	—
Total nonperforming loans	17,471	10,186	(6,044)	(73)	(219)	21,321
Foreclosed assets	3,441	92	(313)	—	219	3,439
Total nonperforming assets	$20,912	$10,278	$(6,357)	$(73)	$—	$24,760
(1) Charge-offs and write-downs exclude deposit overdraft charge-offs.
Nonperforming assets increased during the fourth quarter of 2022 by $3,848,000 (18.4%) to $24,760,000 at December 31, 2022 compared to $20,912,000 at September 30, 2022. The increase in nonperforming assets during the fourth quarter of 2022 was the result of new nonperforming loans of $10,186,000, that were partially offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $6,044,000, and net charge-offs of $73,000 in non-performing loans. The current quarter change in non-performing assets is nearly entirely attributed to a single CRE relationship, which is considered well-secured as of the current period end.

38 TriCo Bancshares 2022 10-K

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

39 TriCo Bancshares 2022 10-K

Allowance for Credit Losses - Investment Securities
The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. During the years ended December 31, 2022 and 2021, no allowance for credit losses nor impairment recognized in earnings related to available for sale investment securities was recorded.
Allowance for Credit Losses - Held to Maturity Investment Securities
In addition to credit losses associated with the Company's loan portfolio, the CECL standard requires that loss estimates be developed for securities classified as held-to-maturity (HTM). As of December 31, 2022, the Company's HTM investment portfolio had a carrying value of approximately $160,983,000 and was comprised of $154,830,000 in obligations backed by U.S. government agencies and $6,153,000 in obligations of states and political subdivisions. As the 96.1% of the HTM portfolio consisted of investment securities where payment performance has an implicit or explicit guarantee from the U.S. government and where no history of credit losses exist, management believes that indicators for zero loss are present and therefore, no loss reserves were recognized in conjunction with the adoption of the CECL standard. Further, management separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. Based on this evaluation, management determined that the expected credit losses associated with these securities is less than significant for financial reporting purposes. Therefore, during the year ended December 31, 2022 no allowance for credit losses related to HTM securities was recorded.
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
The Components of the Allowance for Credit Losses
The following table sets forth the Bank’s allowance for credit losses related to loans as of the dates indicated (dollars in thousands):

	December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Allowance for credit losses:
Qualitative and forecast factor allowance	$70,777	$59,855	$61,935	$12,146	$11,577
Quantitative (Cohort) model allowance reserves	32,489	24,539	28,462	17,529	18,689
Total allowance for credit losses	103,266	84,394	90,397	29,675	30,266
Allowance for individually evaluated loans	2,414	982	1,450	935	2,194
Allowance for PCI loan losses	n/a	n/a	n/a	6	122
Total allowance for credit losses	$105,680	$85,376	$91,847	$30,616	$32,582
Ratio of allowance for credit losses to gross loans	1.64%	1.74%	1.93%	0.71%	0.81%
Based on the current conditions of the loan portfolio, management believes that the $105,680,000 allowance for credit losses at December 31, 2022 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.
The credit quality of the Company’s loan portfolio, as measured by trends in the volume of past due loans, non-accrual loans, net loan charge-offs (recoveries) and risk grades, remained stable throughout the year. On a year over year basis, improved trends in the actual and forecasted levels of unemployment and GDP further contributed to the lower ratio of credit reserves as a percentage of total loans outstanding. One notable exception to the improved qualitative reserves was caused by the observed volatility and increase in corporate debt yields, signaling greater risk of default.

The allowance for credit losses increased by $20,304,000 during the year ended December 31, 2022 which is primarily reflective of the acquisition of VRB during March 2022, organic growth within the loan portfolio improvement in both the Company's qualitative and quantitative factors, and increase in reserve on individually analyzed loans. Ex-growth in loans outstanding, quantitative factors from the cohort model improved slightly during the year as a result of continued improvement in the Company's loss experience as a percentage of
40 TriCo Bancshares 2022 10-K

total loans outstanding; 2) reductions in past due loans, and 3) avoidance of loan concentrations. However, specific reserves did increase by $1,432,000 as compared to the previous year end, but still remain at historically modest levels.
As compared to historical norms, inflation remains elevated from continued disruptions in the supply chain, wage pressures, and higher living costs such as housing and food prices Despite the expected continued benefit to the net interest income of the Company from the elevated rate environment, Management notes the rapid intervals of rate increases by the Federal Reserve and inversion of the yield curve, have boosted expectations of the US entering a recession within 12 months and has led to the lowest levels of consumer sentiment in decades. As a result, management continues to believe that certain credit weakness are likely present in the overall economy and that it is appropriate to cautiously maintain a reserve level that incorporates such risk factors.

The following table summarizes the allocation of the allowance for credit losses between loan types:

		December 31,
(in thousands)	2022	2021	2020	2019	2018
Commercial real estate	$61,381	$51,140	$53,693	$11,995	$12,944
Consumer	24,639	23,474	25,148	10,084	11,051
Commercial and industrial	13,597	3,862	4,252	4,867	5,610
Construction	5,142	5,667	7,540	3,388	2,497
Agriculture production	906	1,215	1,209	261	480
Leases	15	18	5	21	—
Total allowance for credit losses	$105,680	$85,376	$91,847	$30,616	$32,582
The following table summarizes the allocation of the allowance for credit losses between loan types as a percentage of the total allowance for credit losses:

	December 31,
	2022	2021	2020	2019	2018
Commercial real estate	58.1%	59.9%	58.5%	39.2%	39.7%
Consumer	23.3%	27.5%	27.4%	32.9%	33.9%
Commercial and industrial	12.9%	4.5%	4.6%	15.9%	16.9%
Construction	4.9%	6.6%	8.2%	11.0%	7.7%
Agriculture production	0.9%	1.4%	1.3%	0.9%	1.8%
Leases	—%	0.1%	—%	0.1%	—%
Total allowance for credit losses	100.0%	100.0%	100.0%	100.0%	100.0%
The following table summarizes the allocation of the allowance for credit losses between loan types as a percentage of total loans in each of the loan categories listed:

	December 31,
	2022	2021	2020	2019	2018
Commercial real estate	1.41%	1.55%	1.82%	0.42%	0.49%
Consumer	1.99%	2.19%	2.62%	1.05%	1.18%
Commercial and industrial	2.39%	1.49%	0.81%	1.81%	2.24%
Construction	2.43%	2.55%	2.65%	1.36%	1.36%
Agriculture production	1.48%	2.39%	2.74%	1.82%	1.85%
Leases	0.19%	0.27%	0.13%	1.63%	—%
Total allowance for credit losses	1.64%	1.74%	1.93%	0.71%	0.81%
41 TriCo Bancshares 2022 10-K

The following tables summarize the net charge-off (recovery) activity in the allowance for credit/loan losses as a percentage of loans for the years indicated (dollars in thousands):

	Year ended December 31,
Ratios:	2022	2021	2020	2019	2018
Net charge-offs (recoveries) during period to average loans outstanding during period
Commercial real estate:					(0.01)%
CRE non-owner occupied	—%	—%	0.01%	(0.09)%	n/a
CRE owner occupied	—%	(0.11)%	—%	0.13%	n/a
Multifamily	—%	—%	—%	—%	n/a
Farmland	0.01%	0.07%	0.12%	—%	n/a
Consumer:					(0.01)%
SFR 1-4 1st DT liens	—%	0.02%	(0.08)%	(0.01)%	n/a
SFR HELOCs and junior liens	—%	0.33%	(0.06)%	(0.26)%	n/a
Other	0.20%	0.32%	0.41%	0.54%	n/a
Commercial and industrial	0.17%	0.28%	0.04%	0.64%	0.26%
Construction	—%	0.01%	—%	—%	—%
Agriculture production	—%	(0.05)%	(0.05)%	(0.02)%	(0.01)%
Leases	—%	—%	—%	—%	—%
Provision for (benefit from) credit losses to average loans outstanding during period	0.29%	(0.15)%	0.92%	(0.04)%	0.07%
Allowance for credit losses to loans at year-end	1.64%	1.74%	1.93%	0.71%	0.81%
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

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

	Balance at December 31, 2021	Additions	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Balance at December 31, 2022
Land & Construction	$154	$313	$—	$(313)	$—	$154
Residential real estate	1,257	751	—	(392)	93	1,709
Commercial real estate	1,183	283	—	—	110	1,576
Total foreclosed assets	$2,594	$1,347	$—	$(705)	$203	$3,439

	Balance at December 31, 2020	Additions	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Balance at December 31, 2021
Land & Construction	$154	$—	$—	$—	$—	$154
Residential real estate	1,507	1,052	—	(1,458)	156	1,257
Commercial real estate	1,183	—	—	—	—	1,183
Total foreclosed assets	$2,844	$1,052	$—	$(1,458)	$156	$2,594
42 TriCo Bancshares 2022 10-K

Deposit Portfolio Composition
The following table shows the Company’s deposit balances at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2022	2021	2020
Noninterest-bearing demand	$3,502,095	$2,979,882	$2,581,517
Interest-bearing demand	1,718,541	1,568,682	1,414,908
Savings	2,884,378	2,520,959	2,164,942
Time certificates, over $250,000	46,350	44,652	73,147
Other time certificates	177,649	252,984	271,420
Total deposits	$8,329,013	$7,367,159	$6,505,934
Total uninsured deposits were estimated to be approximately $2,701,000,000 at December 31, 2022.
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
On February 25, 2021 the Board of Directors approved the authorization to repurchase up to 2,000,000 shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. In connection with approval of the 2021 Repurchase Plan, the Company’s previous repurchase program adopted on November 12, 2019 (the 2019 Repurchase Plan) was terminated. The following table shows the repurchases made by the Company during 2022 under the 2021 Plan:

Period	Total number of shares purchased	Average price paid per share	Maximum number of shares remaining that may yet be purchased under the 2021 Plan
January 1, 2022 - December 31, 2022	576,881	$41.67	1,359,802

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
43 TriCo Bancshares 2022 10-K

In the simulation of net interest income and market value of equity, the forecast balance sheet is processed against various interest rate scenarios. These various interest rate scenarios include a flat rate scenario, which assumes interest rates are unchanged in the future, and rate ramp and or shock scenarios including -300, -200, -100, +100, +200, and +300 basis points around the flat scenario. At December 31, 2022, the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was 4.25%. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.
The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous shock scenario over a twelve month period utilizing the Company's specific mix of interest earning assets and interest bearing liabilities as of December 31, 2022.

Interest Rate Risk Simulations: Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+300 (shock)	(2.5)%	(4.1)%
+200 (shock)	(1.7)%	(2.4)%
+100 (shock)	(0.7)%	(0.3)%
+ 0 (flat)	—	—
-100 (shock)	(2.2)%	(3.9)%
-200 (shock)	(6.5)%	(12.9)%
-300 (shock)	(9.9)%	(26.1)%
These simulations indicate that given a “flat” balance sheet size scenario, and if interest-bearing checking, savings and money market interest rates track the general interest rate changes by the rate shock values listed above, the Company’s balance sheet is slightly liability sensitive over a twelve month time horizon for both a rates up and rates down shock scenario. “Asset sensitive” implies that net interest income increases when interest rates rise and decrease when interest rates decrease. “Liability sensitive” implies that net interest income decreases when interest rates rise and increase when interest rates decrease.“Neutral sensitivity” implies that net interest income does not change when interest rates change. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.
The simulation results noted above do not incorporate any management actions that might moderate the negative consequences of interest rate deviations. In addition, the simulation results noted above contain various assumptions such as a flat balance sheet, and the rate that deposit interest rates change instantaneously as general interest rates change. Therefore, they do not reflect likely actual results, but serve as estimates of interest rate risk. More specifically, the Company's pre-existing low cost of funds, and the presumption that depositors will not accept a negative rate environment, does not allow management the ability to meaningfully adjust the cost of deposits below zero. In addition, many of the Company's loans and investment securities are considered fixed rate interest earning assets. Therefore, in an instantaneous upward rate shock scenario, management would expect the cost of interest bearing liabilities to reprice faster than interest earning assets.
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
44 TriCo Bancshares 2022 10-K

The following interest rate sensitivity table shows the Company’s repricing gaps as of December 31, 2022. In this table transaction deposits, which may be repriced at will by the Company, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Company to appear liability sensitive. Because the Company may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates.
Due to the limitations of gap analysis, as described above, the Company does not actively use gap analysis in managing interest rate risk. Instead, the Company relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.

As of December 31, 2022	Repricing within:
(dollars in thousands)	Less than 3 months	3 - 6 months	6 - 12 months	1 - 5 years	Over 5 years
Interest-earning assets:
Cash at Federal Reserve and other banks	$10,907	$—	$—	$—	$—
Securities	493,948	74,824	148,098	772,025	1,127,097
Loans	1,226,279	320,707	626,504	3,206,718	937,043
Total interest-earning assets	1,731,134	395,531	774,602	3,978,743	2,064,140
Interest-bearing liabilities
Transaction deposits	5,220,636	—	—	—	—
Time	68,913	42,059	53,919	59,892
Other borrowings	264,605	—	—	—	—
Junior subordinated debt	101,040	—	—	—	—
Total interest-bearing liabilities	$5,655,194	$42,059	$53,919	$59,892	$—
Interest sensitivity gap	$(3,924,060)	$353,472	$720,683	$3,918,851	$2,064,140
Cumulative sensitivity gap	$(3,924,060)	$(3,570,588)	$(2,849,905)	$1,068,946	$3,133,086
As a percentage of earning assets:
Interest sensitivity gap	(43.2)%	3.9%	7.9%	43.2%	22.7%
Cumulative sensitivity gap	(43.2)%	(39.3)%	(31.4)%	11.8%	34.5%

Liquidity
Liquidity refers to the Company’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash used by investing activities, excluding cash acquired from VRB, totaled $1,149,582,000 in 2022. Net increases in loan balances from both originations and purchases used approximately $761,357,000 of cash, while purchases of investment securities, net of calls and maturities, used approximately $392,806,000 of cash.
Liquidity may also be impacted from liabilities through changes in deposits and borrowings outstanding. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2022, financing activities used funds totaling $100,862,000, resulting from a decline of $253,625,000 in deposits, $35,797,000 in dividend payments, and an additional $27,148,000 used toward the repurchase of common stock, partially offset by an increase in cash from short term borrowings totaling $214,518,000. In addition, at December 31, 2022, the Company had loans and securities available to pledge towards future borrowings from the Federal Home Loan Bank and the Federal Reserve Bank of up to $2,485,905,000 and $299,689,000, respectively. As of December 31, 2022, the Company had $80,460,000 of other borrowings as described in Note 13 of the consolidated financial statements of the Company and the related notes at Item 8 of this report. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions. Liquidity is also provided or used through the results of operating activities. In 2022, operating activities provided cash of $162,895,000 and primarily from net income of $125,419,000.
The Company’s investment securities, excluding held-to-maturity securities, plus cash and cash equivalents in excess of reserve requirements totaled $2,559,668,000 at December 31, 2022, which was 25.8% of total assets at that time. This was a decrease of $416,691,000 from $2,976,359,000 and 34.5% of total assets as of December 31, 2021.
Loan demand during 2023 will depend in part on economic and competitive conditions. The Company emphasizes the solicitation of non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The outlook for deposit balances during 2023 is subject to actions from the Federal Reserve, heightened competition, the success of the Company’s sales
45 TriCo Bancshares 2022 10-K

efforts, delivery of superior customer service and market conditions. In addition to the Federal Reserve's increase in interest rates, quantitative tightening through reduction of the Federal balance sheet is expected to place downward pressure on deposits balances during 2023. Depending on economic conditions, interest rate levels, and a variety of other conditions, proceeds from the sale or maturity of investment securities may be used to fund loans, or reduce short-term borrowings. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain and forecasted changes in those balances are subject to significant volatility and uncertainty. At December 31, 2022, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the next 12 months and for the foreseeable future.
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
Certificates of Deposit in Denominations of $250,000 or More

	Amounts as of December 31,
(dollars in thousands)	2022	2021
Time remaining until maturity:
Less than 3 months	$7,653	$12,978
3 months to 6 months	8,284	6,741
6 months to 12 months	17,662	11,451
More than 12 months	12,751	13,482
Total	$46,350	$44,652
46 TriCo Bancshares 2022 10-K

Loan maturities
Loan demand also affects the Company’s liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2022:

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
	(dollars in thousands)
Loans with predetermined interest rates:
Commercial Real Estate	$58,681	$415,410	$1,177,462	$21,758	$1,673,311
Consumer	89,992	54,531	121,461	478,171	744,155
Commercial & Industrial	57,689	168,275	53,708	8,048	287,720
Construction	10,691	13,509	26,041	11,054	61,295
Agricultural Production	177	8,553	10,265	—	18,995
Leases	—	7,726	—	—	7,726
Total loans with predetermined interest rates	217,230	668,004	1,388,937	519,031	2,793,202
Loans with floating interest rates:
Commercial Real Estate	86,848	513,917	2,023,972	61,035	2,685,772
Consumer	30,309	45,984	104,617	315,678	496,588
Commercial & Industrial	98,532	151,275	12,572	19,822	282,201
Construction	44,044	41,890	57,839	6,492	150,265
Agricultural Production	32,320	9,730	360	9	42,419
Leases	—	—	—	—	—
Total loans with floating interest rates	292,053	762,796	2,199,360	403,036	3,657,245
Total loans	$509,283	$1,430,800	$3,588,297	$922,067	$6,450,447
Investment maturities
The maturity distribution and yields of the investment portfolio at December 31, 2022 is presented in the following tables. The timing of the maturities indicated in the tables below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. Yields on tax exempt securities are shown on a tax equivalent basis.

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Debt Securities Available for Sale
Obligations of US government agencies	$55,851	0.40%	$69,863	0.72%	$83,555	2.57%	$1,163,500	2.16%	$1,372,769	2.04%
Obligations of states and political subdivisions	260	2.64%	2,504	3.51%	70,490	3.09%	219,951	3.34%	293,205	3.28%
Corporate bonds	—	—%	—	—%	5,751	4.95%	—	—%	5,751	4.95%
Asset backed securities	—	—%	6,397	3.08%	227,870	5.34%	205,500	4.83%	439,767	5.07%
Non-agency collateralized mortgage obligations	—	—%	41,352	4.66%	7,796	2.20%	291,798	2.49%	340,946	2.74%
Total debt securities available for sale	$56,111	0.46%	$120,116	2.21%	$395,462	4.25%	$1,880,749	2.62%	$2,452,438	2.81%
Debt Securities Held to Maturity
Obligations of US government agencies	$—	—%	$2,662	2.32%	$10,206	2.40%	$141,962	2.72%	$154,830	2.69%
Obligations of states and political subdivisions	—	—%	1,068	4.55%	4,515	3.07%	570	3.76%	6,153	3.39%
Total debt securities held to maturity	$—	—%	$3,730	2.96%	$14,721	2.60%	$142,532	2.73%	$160,983	2.72%

47 TriCo Bancshares 2022 10-K

Off-Balance Sheet Items
The Bank has certain ongoing commitments under leases. See Note 11 of the financial statements at Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2022, commitments to extend credit and commitments related to the Bank’s deposit overdraft privilege product were the Bank’s only financial instruments with off-balance sheet risk. The Bank has not entered into any material contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $2,215,159,000 and $1,607,939,000 at December 31, 2022 and 2021, respectively, and represent 34.3% of the total loans outstanding at year-end 2022 versus 32.7% at December 31, 2021. Commitments related to the Bank’s deposit overdraft privilege product totaled $126,634,000 and $125,670,000 at December 31, 2022 and 2021, respectively.
Certain Contractual Obligations
The following chart summarizes certain contractual obligations of the Company as of December 31, 2022:

(dollars in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Time deposits	$223,999	$164,107	$57,736	$2,156	$—
Other collateralized borrowings, fixed rate, as of December 31, 2022 of 0.05%, payable on January 3, 2023	47,905	47,905	—	—	—
Overnight borrowing at FHLB, fixed rate, as of December 31, 2022 of 4.65%, payable on January 3, 2023	216,700	216,700	—	—	—
Junior subordinated debt:
TriCo Trust I(1)	20,619	—	—	—	20,619
TriCo Trust II(2)	20,619	—	—	—	20,619
North Valley Trust II(3)	5,503	—	—	—	5,503
North Valley Trust III(4)	4,383	—	—	—	4,383
North Valley Trust IV(5)	7,393	—	—	—	7,393
VRB Subordinated - 6%(6)	17,187	—	—	—	17,187
VRB Subordinated - 5%(7)	25,336	—	—	—	25,336
Operating lease obligations	33,262	5,522	13,863	7,342	6,535
Deferred compensation(8)	697	177	348	172	—
Supplemental retirement plans(8)	22,455	2,073	4,253	3,616	12,513
Total contractual obligations	$646,058	$436,484	$76,200	$13,286	$120,088
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
(6)Junior subordinated debt, fixed rate of 6% until March 29, 2024, then floating rate of three-month LIBOR plus 3.52% until maturity in 2029. Redeemable in whole or in part by the Company beginning March 29, 2024.
(7)Junior subordinated debt, fixed rate of 5% until August 27, 2025, then floating rate of 90-day average SOFR plus 4.90% until maturity in 2035. Redeemable in whole or in part by the Company beginning August 27, 2025.
(8)These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental retirement plans. See Note 22 in the financial statements at Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Market Risk Management” under Item 7 of this report which is incorporated herein.
48 TriCo Bancshares 2022 10-K

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

49 TriCo Bancshares 2022 10-K

TRICO BANCSHARES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	At December 31, 2022	At December 31, 2021
Assets:
Cash and due from banks	$96,323	$57,032
Cash at Federal Reserve and other banks	10,907	711,389
Cash and cash equivalents	107,230	768,421
Investment securities:
Marketable equity securities	2,598	2,938
Available for sale debt securities	2,452,438	2,207,938
Held to maturity debt securities	160,983	199,759
Restricted equity securities	17,250	17,250
Loans held for sale	1,846	3,466
Loans	6,450,447	4,916,624
Allowance for credit losses	(105,680)	(85,376)
Total loans, net	6,344,767	4,831,248
Premises and equipment, net	72,327	78,687
Cash value of life insurance	133,742	117,857
Accrued interest receivable	31,856	19,292
Goodwill	304,442	220,872
Other intangible assets, net	16,670	12,369
Operating leases, right-of-use	26,862	25,665
Other assets	257,975	109,025
Total assets	$9,930,986	$8,614,787
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$3,502,095	$2,979,882
Interest-bearing	4,826,918	4,387,277
Total deposits	8,329,013	7,367,159
Accrued interest payable	1,167	928
Operating lease liability	29,004	26,280
Other liabilities	159,741	112,070
Other borrowings	264,605	50,087
Junior subordinated debt	101,040	58,079
Total liabilities	8,884,570	7,614,603
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized; zero issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding: 33,331,513 and 29,730,424 at December 31, 2022 and 2021, respectively	697,448	532,244
Retained earnings	542,873	466,959
Accumulated other comprehensive income (loss), net of tax	(193,905)	981
Total shareholders’ equity	1,046,416	1,000,184
Total liabilities and shareholders’ equity	$9,930,986	$8,614,787
The accompanying notes are an integral part of these consolidated financial statements.
50 TriCo Bancshares 2022 10-K

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
Interest and dividend income:
Loans, including fees	$285,375	$242,269	$233,721
Investments:
Taxable securities	59,395	29,361	27,627
Tax exempt securities	5,199	3,568	3,566
Dividends	1,137	991	1,032
Interest bearing cash at Federal Reserve and other banks	4,399	858	1,238
Total interest and dividend income	355,505	277,047	267,184
Interest expense:
Deposits	4,689	3,318	6,885
Other borrowings	421	22	17
Junior subordinated debt	4,419	2,168	2,555
Total interest expense	9,529	5,508	9,457
Net interest income	345,976	271,539	257,727
Provision for (benefit from) credit losses	18,470	(6,775)	42,813
Net interest income after provision for (benefit from) credit losses	327,506	278,314	214,914
Noninterest income:
Service charges and fees	49,765	43,948	37,981
Commissions on sale of non-deposit investment products	3,986	3,668	2,989
Increase in cash value of life insurance	2,858	2,775	2,949
Gain on sale of loans	2,342	9,580	9,122
Gain on sale of investment securities	—	—	7
Other	4,095	3,693	2,146
Total noninterest income	63,046	63,664	55,194
Noninterest expense:
Salaries and related benefits	129,852	106,351	112,121
Other	86,793	71,924	70,637
Total noninterest expense	216,645	178,275	182,758
Income before income taxes	173,907	163,703	87,350
Provision for income taxes	48,488	46,048	22,536
Net income	$125,419	$117,655	$64,814
Earnings per share:
Basic	$3.85	$3.96	$2.17
Diluted	$3.83	$3.94	$2.16

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended
	2022	2021	2020
Net income	$125,419	$117,655	$64,814
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period, after reclassifications	(204,376)	(13,788)	11,126
Change in minimum pension liability, after reclassifications	8,101	2,602	6,972
Change in joint beneficiary agreement liability	1,389	(113)	(596)
Other comprehensive income (loss)	(194,886)	(11,299)	17,502
Comprehensive income (loss)	$(69,467)	$106,356	$82,316
The accompanying notes are an integral part of these consolidated financial statements.
51 TriCo Bancshares 2022 10-K

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
Balance at January 1, 2020	30,523,824	$543,998	$354,811	$(5,222)	$893,587
Net income			64,814		64,814
Other comprehensive income				17,502	17,502
Service condition RSU vesting		1,390			1,390
Market plus service condition RSU vesting		646			646
Stock options exercised	32,000	547			547
Service condition RSUs released	34,388				—
Market plus service condition RSUs released	20,265	—			—
Repurchase of common stock	(883,263)	(15,746)	(11,323)		(27,069)
Dividends paid ($0.88 per share)			(26,303)		(26,303)
Balance at December 31, 2020	29,727,214	530,835	381,999	12,280	925,114
Net income			117,655		117,655
Other comprehensive loss				(11,299)	(11,299)
Service condition RSU vesting		1,728			1,728
Market plus service condition RSU vesting		910			910
Stock options exercised	49,675	758			758
Service condition RSUs released	45,492				—
Market plus service condition RSUs released	19,272				—
Repurchase of common stock	(111,229)	(1,987)	(2,971)		(4,958)
Dividends paid ($1.00 per share)			(29,724)		(29,724)
Balance at December 31, 2021	29,730,424	532,244	466,959	981	1,000,184
Net income			125,419		125,419
Other comprehensive loss				(194,886)	(194,886)
Service condition RSU vesting		2,883			2,883
Market plus service condition RSU vesting		986			986
Service condition RSUs released	50,076				—
Market plus service condition RSUs released	26,338				—
Stock options exercised	63,325	1,190			1,190
Issuance of common stock	4,105,518	173,585			173,585
Repurchase of common stock	(644,168)	(13,440)	(13,708)		(27,148)
Dividends paid ($1.20 per share)			(35,797)		(35,797)
Balance at December 31, 2022	33,331,513	$697,448	$542,873	$(193,905)	$1,046,416

The accompanying notes are an integral part of these consolidated financial statements.
52 TriCo Bancshares 2022 10-K

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2022	2021	2020
Operating activities:
Net income	$125,419	$117,655	$64,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	6,012	6,363	6,453
Amortization of intangible assets	6,334	5,464	5,724
Provision for (benefit from) credit losses	18,470	(6,775)	42,813
Amortization of investment securities premium, net	6,641	6,685	2,669
Gain on sale of investment securities	—	—	(7)
Originations of loans for resale	(71,600)	(217,210)	(227,831)
Proceeds from sale of loans originated for resale	74,922	227,938	234,424
Gain on sale of loans	(2,342)	(9,580)	(9,122)
Change in market value of mortgage servicing rights	(301)	872	2,634
(Gain) loss on sale of real estate owned real estate owned	(166)	—	128
Deferred income tax expense	(8,022)	(936)	(14,154)
Gain on transfer of loans to real estate owned	(316)	(233)	(235)
Operating lease payments	(5,904)	(4,964)	(4,927)
(Gain) loss on disposal of fixed assets	(1,070)	(439)	67
Increase in cash value of life insurance	(2,858)	(2,775)	(2,949)
Gain on life insurance death benefit	(309)	(702)	(498)
(Gain) loss on marketable equity securities	340	86	(64)
Equity compensation vesting expense	3,869	2,638	2,036
Change in value of other real estate	113	9	—
Change in:
Interest receivable	(9,170)	712	(1,107)
Interest payable	(287)	(434)	(1,045)
Amortization of operating lease right of use asset	6,033	5,452	5,393
Other assets and liabilities, net	17,087	2,381	9,586
Net cash from operating activities	162,895	132,207	114,802
Investing activities:
Cash acquired in acquisition; net of consideration paid	426,883	—	—
Proceeds from maturities of securities available for sale	267,830	371,632	167,515
Proceeds from maturities of securities held to maturity	38,399	83,929	89,858
Proceeds from sale of available for sale securities	—	—	229
Purchases of securities available for sale	(699,035)	(1,190,690)	(617,552)
Net redemption of restricted equity securities	—	—	—
Loan origination and principal collections, net	(739,037)	(45,812)	(415,415)
Loans purchased	(22,845)	(108,433)	(41,126)
Proceeds from sale of real estate owned	873	1,526	570
Proceeds from sale of premises and equipment	6,690	2,743	—
Purchases of premises and equipment	(3,623)	(3,196)	(2,812)
Life insurance proceeds	641	4,490	2,400
Net cash from investing activities	(723,224)	(883,811)	(816,333)
Financing activities:
Net change in deposits	(253,625)	861,225	1,138,940
Net change in other borrowings	214,518	23,173	8,460
Repurchase of common stock, net	(27,148)	(4,344)	(26,720)
Dividends paid	(35,797)	(29,724)	(26,303)
Exercise of stock options, net	1,190	144	198
Net cash from financing activities	(100,862)	850,474	1,094,575
Net change in cash and cash equivalents	(661,191)	98,870	393,044
Cash and cash equivalents at beginning of year	768,421	669,551	276,507
Cash and cash equivalents at end of year	$107,230	$768,421	$669,551

Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$9,290	$5,942	$10,502
Cash paid for income taxes	$41,000	$46,300	$29,500
Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$(290,157)	$(19,575)	$15,796
Loans transferred to foreclosed assets	$1,349	$1,052	$766
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	$2,522	$2,118	$736
Obligations incurred in conjunction with leased assets	$6,149	$2,883	$4,161
Business combination (1)

(1) In the year ended 2022, the VRB acquisition included fair value tangible assets acquired of $1.37 billion, liabilities assumed of $1.28 billion, resulting in goodwill of $0.09 billion.
The accompanying notes are an integral part of these consolidated financial statements.
53 TriCo Bancshares 2022 10-K

TRICO BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020
Note 1 – Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
TriCo Bancshares (the “Company” or “we”) is a California corporation organized to act as a bank holding company for Tri Counties Bank (the “Bank”). The Company and the Bank are headquartered in Chico, California. The Bank is a California-chartered bank that is engaged in the general commercial and retail banking business in 32 California counties. The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by the Company and three obtained through acquisition.
The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. All adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1,757,000 are accounted for under the equity method and, accordingly, are included in other assets on the consolidated balance sheets. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheets.
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
Non-Marketable and Other Equity Securities
Non-marketable and other equity securities include qualified public welfare investments and venture capital/private equity funds. Our accounting for investments in non-marketable and other equity securities depends on several factors, including the level of ownership, power to control and the legal structure of the subsidiary making the investment. We base our accounting for such securities on: (i) fair value accounting, (ii) measurement alternative for other investments without a readily determinable fair value, and (iii) equity method accounting. During the twelve months ended December 31, 2022 and 2021, the Company recognized net unrealized gains of $35,000 and $718,000, respectively, in the consolidated statements of net income related to changes in the fair value of non-marketable and other equity securities.
54 TriCo Bancshares 2022 10-K

Debt Securities
The Company classifies its debt securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term and changes in the value of these securities are recorded through earnings. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. AFS securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Discounts are amortized or accreted over the expected life of the related investment security as an adjustment to yield using the effective interest method. Premiums on callable debt securities are generally amortized to the earliest call date of the security with the exception of mortgage backed securities, where estimated prepayments, if any, are considered. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. The Company did not have any debt securities classified as trading during the three year period ended December 31, 2022.
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2022, 2021 and 2020.
The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the years ended December 31, 2022, 2021 or 2020.
For HTM debt securities, the Company measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on held-to-maturity (HTM) debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current condition and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these HTM investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized during the years ended December 31, 2022, 2021 or 2020.
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
55 TriCo Bancshares 2022 10-K

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
Allowance for Credit Losses - Loans
The Company measures credit losses under ASU 2016-03 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology, and is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities.
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
56 TriCo Bancshares 2022 10-K

PCD assets are assets acquired at a discount that is due, in part, to credit quality deterioration since origination which may be determined through observation of missed payments, downgrade in risk rating, deterioration of a borrower's financial trends or other observable factors including subjectivity utilized by management. PCD assets are initially recorded at fair value, by taking the sum of the present value of expected future cash flows and an allowance for credit losses, at acquisition. The allowance for credit losses for PCD assets is recorded through a gross-up of reserves on the consolidated balance sheets, while the allowance for acquired non-PCD assets, such as loans, is recorded through the provision for credit losses on the consolidated statements of income, consistent with originated loans. Subsequent to acquisition, the allowance for credit losses for PCD loans will generally follow the same forward-looking estimation, provision, and charge-off process as non-PCD acquired and originated loans.
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
57 TriCo Bancshares 2022 10-K

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
58 TriCo Bancshares 2022 10-K

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
59 TriCo Bancshares 2022 10-K

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
Most of our revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as our loans and investment securities. In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2022 and December 31, 2021, the Company did not have any significant contract balances. The Company has evaluated the nature of its revenue streams and determined that further disaggregation of revenue into more granular categories beyond what is presented in Note 18 was not necessary. The following are descriptions of revenues within the scope of ASC 606.
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
60 TriCo Bancshares 2022 10-K

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
Accounting Standards Adopted in 2022
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform by providing optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected if certain criteria are met. At the time that Update 2020-04 was issued, the UK Financial
Conduct Authority (FCA) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022—12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the FCA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in this
Update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. As the Company has an insignificant number of instruments that are applicable to this ASU, management has determined that no impact to the valuations of these instruments are applicable for financial reporting purposes.
Accounting Standards Pending Adoption
In March 2022, the FASB issued ASU 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this Update eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Furthermore, the amendments in this Update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The Company adopted these amendments on January 1, 2023 and has thus far observed no material impact to
61 TriCo Bancshares 2022 10-K

deferred fees and costs and the related timing of net interest income recognition as a result of adoption.
Note 2 - Business Combinations
On March 25, 2022, the Company completed its acquisition of Valley Republic Bancorp (VRB), including the merger of Valley Republic Bank into Tri Counties Bank, with Tri Counties Bank as the surviving entity, in accordance with the terms of the merger agreement dated as of July 27, 2021. The cash and stock transaction was valued at $174,016,000 in aggregate, based on TriCo's closing stock price of $42.48 on March 25, 2022. Under the terms of the merger agreement, the Company issued 4,105,518 shares, in addition to approximately $431,000 in cash paid out for settlement of stock option awards at VRB.

The acquisition of VRB has been accounted for as a business combination. The Company recorded the fair values based on the valuations available as of acquisition date, and subject to adjustment up to one year following the merger date of March 25, 2022. During the fourth quarter of 2022, an adjustment to the initial allocation was based on more detailed information obtain about tax-related matters. Management believes the purchase price allocation is now finalized as December 31, 2022.

The following table summarizes the consideration paid for VRB and the amounts of assets acquired and liabilities assumed that were recorded at the acquisition date (in thousands):

	Estimated Fair Value March 25, 2022	Adjustments	Fair Value December 31, 2022
Fair value of consideration transferred:
Fair value of shares issued	$173,585	$—	$173,585
Cash consideration	431	—	431
Total fair value of consideration transferred	174,016	—	174,016
Assets acquired:
Cash and cash equivalents	427,314	—	427,314
Securities available for sale	109,716	—	109,716
Loans and leases	771,353	—	771,353
Premises and equipment	4,658	—	4,658
Cash value of life insurance	13,609	—	13,609
Core deposit intangible	10,635	—	10,635
Other assets	26,244	3,500	29,744
Total assets acquired	1,363,529	3,500	1,367,029
Liabilities assumed:
Deposits	(1,215,479)	—	(1,215,479)
Subordinated debt	(47,236)	—	(47,236)
SERP liability	(3,352)	—	(3,352)
Other liabilities	(10,516)	—	(10,516)
Total liabilities assumed	(1,276,583)	—	(1,276,583)
Total net assets acquired	86,946	—	90,446
Goodwill recognized	$87,070	$(3,500)	$83,570
62 TriCo Bancshares 2022 10-K

Note 3 – Investment Securities
The amortized cost and estimated fair values of investment securities classified as available for sale and held to maturity are summarized in the following tables:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,568,408	$3	$(195,642)	$1,372,769
Obligations of states and political subdivisions	332,625	401	(39,821)	293,205
Corporate bonds	6,164	—	(413)	5,751
Asset backed securities	454,943	17	(15,193)	439,767
Non-agency collateralized mortgage obligations	380,847	—	(39,901)	340,946
Total debt securities available for sale	$2,742,987	$421	$(290,970)	$2,452,438
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$154,830	$2	$(11,013)	$143,819
Obligations of states and political subdivisions	6,153	13	(47)	6,119
Total debt securities held to maturity	$160,983	$15	$(11,060)	$149,938

There was no allowance for credit losses recorded for the held to maturity debt portfolio as of or for the years ended December 31, 2022 and 2021.

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,260,226	$8,193	$(11,030)	$1,257,389
Obligations of states and political subdivisions	187,197	5,832	(785)	192,244
Corporate bonds	6,722	34	—	6,756
Asset backed securities	408,329	2,354	(1,131)	409,552
Non-agency collateralized mortgage obligations	345,856	—	(3,859)	341,997
Total debt securities available for sale	$2,208,330	$16,413	$(16,805)	$2,207,938
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$192,068	$8,131	$—	$200,199
Obligations of states and political subdivisions	7,691	250	—	7,941
Total debt securities held to maturity	$199,759	$8,381	$—	$208,140
There were no sales of debt securities during the years ended December 31, 2022 and 2021, respectively. During 2020, proceeds from sales of debt securities totaled $229,000, resulting in gross gains of $7,000. Investment securities with an aggregate carrying value of $595,779,000 and $423,892,000 at December 31, 2022 and 2021, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.
The amortized cost and estimated fair value of debt securities at December 31, 2022 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2022, obligations of U.S. government and agencies with an amortized cost basis totaling $1,533,255,000 consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At December 31, 2022, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.4 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.
63 TriCo Bancshares 2022 10-K

Debt Securities	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$57,685	$56,111	$—	$—
Due after one year through five years	125,533	120,116	3,730	3,616
Due after five years through ten years	418,008	395,462	14,721	13,998
Due after ten years	2,141,761	1,880,749	142,532	132,324
Totals	$2,742,987	$2,452,438	$160,983	$149,938
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2022	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$766,612	$(134,234)	$605,615	$(61,408)	$1,372,227	$(195,642)
Obligations of states and political subdivisions	43,282	(12,917)	219,532	(26,904)	262,814	(39,821)
Corporate bonds	—	—	5,751	(413)	5,751	(413)
Asset backed securities	205,329	(10,238)	231,703	(4,955)	437,032	(15,193)
Non-agency collateralized mortgage obligations	203,620	(36,480)	123,075	(3,421)	326,695	(39,901)
Total debt securities available for sale	$1,218,843	$(193,869)	$1,185,676	$(97,101)	$2,404,519	$(290,970)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$143,577	$(11,013)	$143,577	$(11,013)
Obligations of states and political subdivisions	—	—	4,530	(47)	4,530	(47)
Total debt securities held to maturity	$—	$—	$148,107	$(11,060)	$148,107	$(11,060)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2021	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$947,108	$(9,737)	$44,086	$(1,293)	$991,194	$(11,030)
Obligations of states and political subdivisions	56,153	(785)	—	—	56,153	(785)
Asset backed securities	62,792	(259)	109,748	(872)	172,540	(1,131)
Non-agency collateralized mortgage obligations	327,045	(3,859)	—	—	327,045	(3,859)
Total securities available for sale	$1,393,098	$(14,640)	$153,834	$(2,165)	$1,546,932	$(16,805)
Obligations of U.S. government agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2022, 172 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 12.48% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2022, 202 debt security representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 13.16% from the Company’s amortized cost basis.
Corporate bonds: The unrealized losses on investments in corporate bonds were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment.
64 TriCo Bancshares 2022 10-K

Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses as of and for the year ended December 31, 2022. At December 31, 2022, 6 asset backed securities had unrealized losses with aggregate depreciation of 6.70% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. At the time of purchase, each of these securities were rated AA or AAA and through December 31, 2022 have not experienced any deterioration in credit rating. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2022, 48 asset backed securities had unrealized losses with aggregate depreciation of 3.36% from the Company’s amortized cost basis.
Non-agency collateralized mortgage obligations: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses as of and for the year ended December 31, 2022. At December 31, 2022, 22 asset backed securities had unrealized losses with aggregate depreciation of 10.88% from the Company’s amortized cost basis.
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
The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	December 31, 2022		December 31, 2021
	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
	(In thousands)		(In thousands)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$154,830	$—	$192,068	$—
Obligations of states and political subdivisions	6,153	—	7,691	—
Total debt securities held to maturity	$160,983	$—	$199,759	$—

65 TriCo Bancshares 2022 10-K

Note 4 – Loans
A summary of loan balances follows:

(in thousands)	December 31, 2022	December 31, 2021
Commercial real estate:
CRE non-owner occupied	$2,149,725	$1,603,141
CRE owner occupied	984,807	706,307
Multifamily	944,537	823,500
Farmland	280,014	173,106
Total commercial real estate loans	4,359,083	3,306,054
Consumer:
SFR 1-4 1st DT liens	790,349	666,960
SFR HELOCs and junior liens	393,666	337,513
Other	56,728	67,078
Total consumer loans	1,240,743	1,071,551
Commercial and industrial	569,921	259,355
Construction	211,560	222,281
Agriculture production	61,414	50,811
Leases	7,726	6,572
Total loans, net of deferred loan fees and discounts	$6,450,447	$4,916,624
Total principal balance of loans owed, net of charge-offs	$6,496,210	$4,946,653
Unamortized net deferred loan fees	(15,275)	(13,922)
Discounts to principal balance of loans owed, net of charge-offs	(30,488)	(16,107)
Total loans, net of unamortized deferred loan fees and discounts	$6,450,447	$4,916,624
Allowance for credit losses	$(105,680)	$(85,376)

In March 2020, the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") was created to help small businesses keep workers employed during the COVID-19 crisis. As of December 31, 2022 and 2021, the total gross balance outstanding of PPP loans, which are included in commercial and industrial loans above, was $1,617,000 and $63,311,000, respectively, as compared to total PPP originations of $640,410,000. As of December 31, 2022, there was approximately $15,000 in net deferred fee income remaining to be recognized. During the year ended December 31, 2022, the Company recognized $2,149,000 in fees on PPP loans, as compared with $14,148,000 and $7,760,000 for the years ended December 31, 2021 and 2020, respectively. The SBA ended PPP and did not accept new borrowing applications, effective May 31, 2021.
Note 5 – Allowance for Credit Losses
The ACL was $105,680,000 as of December 31, 2022 as compared to $85,376,000 at December 31, 2021. The provision for credit losses on loans of $17,945,000 during the year ended December 31, 2022 was comprised of $10,820,000 in day 1 required reserves from loans acquired in connection with the VRB merger in the first quarter of 2022. Additionally, the Company designated certain loans and leases purchased from VRB as PCD, which required $2,037,000 in additional credit reserves as of the acquisition date. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using the same methodology as other loans and leases held-for-investment.
The remaining increase in the allowance for credit reserves was the result of changes in loan volume and changes in credit quality associated with levels of classified, past due and non-performing loans in addition to changes in qualitative factors. The quantitative component of the ACL increased reserve requirements due to loan volume growth and increases in specific reserves. In addition to the quantitative loan portfolio, credit quality characteristics which are illustrated in the following tabular disclosures, the Company’s expected credit loss methodology (CECL) incorporates the use of qualitative factors. The qualitative components of the ACL resulted in a net increase in required reserves despite continued improvement in US employment rates, due to increased uncertainty in the global economic markets, US economic policy uncertainty, and the continued rise in corporate debt yields. As compared to historical norms, inflation remains elevated from continued disruptions in the supply chain, wage pressures, and higher living costs such as housing and food prices. Management notes the rapid intervals of rate increases by the Federal Reserve and inversion of the yield curve, have boosted expectations of the US entering a recession within 12 months. As a result, management continues to believe that certain credit weakness are likely present in the overall economy and that it is appropriate to maintain an allowance for credit losses that incorporates such risk factors.
66 TriCo Bancshares 2022 10-K

The table below sets forth the components of the Company’s allowance for credit losses as of the dates indicated:

(dollars in thousands)	December 31, 2022	December 31, 2021
Allowance for credit losses:
Qualitative and forecast factor allowance	$70,777	$59,855
Quantitative (Cohort) model allowance reserves	32,489	24,539
Total allowance for credit losses	103,266	84,394
Allowance for individually evaluated loans	2,414	982
Total allowance for credit losses	$105,680	$85,376

The following table provides a summary of loans and leases purchased as part of the VRB acquisition with credit deterioration (PCD) at acquisition:

	As of March 25, 2022
(in thousands)	Commercial Real Estate	Consumer	Commercial and Industrial	Construction	Agriculture Production	Total
Par value	$27,237	$3,877	$2,674	$25,645	$9,080	$68,513
ACL at acquisition	(1,573)	(144)	(81)	(201)	(38)	(2,037)
Non-credit discount	(2,305)	(360)	(47)	(232)	(12)	(2,956)
Purchase price	$23,359	$3,373	$2,546	$25,212	$9,030	$63,520

The following tables summarize the activity in the allowance for credit losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Credit Losses – December 31, 2022
(in thousands)	Beginning Balance	ACL on PCD Loans	Charge-offs	Recoveries	Provision for (Benefit from) Credit Losses	Ending Balance
Commercial real estate:
CRE non-owner occupied	$25,739	$746	$—	$1	$4,476	$30,962
CRE owner occupied	10,691	63	—	2	3,258	14,014
Multifamily	12,395	—	—	—	737	13,132
Farmland	2,315	764	(294)	—	488	3,273
Total commercial real estate loans	51,140	1,573	(294)	3	8,959	61,381
Consumer:
SFR 1-4 1st DT liens	10,723	144	—	79	322	11,268
SFR HELOCs and junior liens	10,510	—	(22)	429	496	11,413
Other	2,241	—	(572)	235	54	1,958
Total consumer loans	23,474	144	(594)	743	872	24,639
Commercial and industrial	3,862	81	(697)	1,157	9,194	13,597
Construction	5,667	201	—	—	(726)	5,142
Agriculture production	1,215	38	—	4	(351)	906
Leases	18	—	—	—	(3)	15
Allowance for credit losses on loans	85,376	2,037	(1,585)	1,907	17,945	105,680
Reserve for unfunded commitments	3,790	—	—	—	525	4,315
Total	$89,166	$2,037	$(1,585)	$1,907	$18,470	$109,995
67 TriCo Bancshares 2022 10-K

	Allowance for Credit Losses – December 31, 2021
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision for (Benefit from) Credit Losses	Ending Balance
Commercial real estate:
CRE non-owner occupied	$29,380	$—	$12	$(3,653)	$25,739
CRE owner occupied	10,861	(18)	794	(946)	10,691
Multifamily	11,472	—	—	923	12,395
Farmland	1,980	(126)	—	461	2,315
Total commercial real estate loans	53,693	(144)	806	(3,215)	51,140
Consumer:
SFR 1-4 1st DT liens	10,117	(145)	13	738	10,723
SFR HELOCs and junior liens	11,771	(29)	1,127	(2,359)	10,510
Other	3,260	(577)	361	(803)	2,241
Total consumer loans	25,148	(751)	1,501	(2,424)	23,474
Commercial and industrial	4,252	(1,470)	755	325	3,862
Construction	7,540	(27)	—	(1,846)	5,667
Agriculture production	1,209	—	24	(18)	1,215
Leases	5	—	—	13	18
Allowance for credit losses on loans	91,847	(2,392)	3,086	(7,165)	85,376
Reserve for unfunded commitments	3,400	—	—	390	3,790
Total	$95,247	$(2,392)	$3,086	$(6,775)	$89,166

	Allowance for Credit Losses – December 31, 2020
(in thousands)	Beginning Balance	Impact of CECL Adoption	Charge-offs	Recoveries	Provision for (Benefit from) Credit Losses	Ending Balance
Commercial real estate:
CRE non-owner occupied	$5,948	$6,701	$—	$198	$16,533	$29,380
CRE owner occupied	2,027	2,281	—	28	6,525	10,861
Multifamily	3,352	2,281	—	—	5,839	11,472
Farmland	668	585	(182)	—	909	1,980
Total commercial real estate loans	11,995	11,848	(182)	226	29,806	53,693
Consumer:
SFR 1-4 1st DT liens	2,306	2,675	(13)	416	4,733	10,117
SFR HELOCs and junior liens	6,183	4,638	(116)	304	762	11,771
Other	1,595	971	(670)	347	1,017	3,260
Total consumer loans	10,084	8,284	(799)	1,067	6,512	25,148
Commercial and industrial	4,867	(1,961)	(774)	568	1,552	4,252
Construction	3,388	933	—	—	3,219	7,540
Agriculture production	261	(179)	—	24	1,103	1,209
Leases	21	(12)	—	—	(4)	5
Allowance for credit losses on loans	30,616	18,913	(1,755)	1,885	42,188	91,847
Reserve for unfunded commitments	2,775	—	—	—	625	3,400
Total	$33,391	$18,913	$(1,755)	$1,885	$42,813	$95,247
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
68 TriCo Bancshares 2022 10-K

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
The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$399,910	$304,636	$152,960	$221,659	$147,842	$748,994	$123,794	$—	$2,099,795
Special Mention	—	—	—	20,033	—	21,681	1,346	—	43,060
Substandard	—	864	768	—	1,059	4,179	—	—	6,870
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$399,910	$305,500	$153,728	$241,692	$148,901	$774,854	$125,140	$—	$2,149,725

Commercial real estate:
CRE owner occupied risk ratings
Pass	$210,101	$197,787	$120,929	$64,244	$49,755	$251,137	$43,343	$—	$937,296
Special Mention	131	16,296	234	731	—	6,971	879	—	25,242
Substandard	3,213	—	5,249	1,893	1,103	10,654	157	—	22,269
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$213,445	$214,083	$126,412	$66,868	$50,858	$268,762	$44,379	$—	$984,807
69 TriCo Bancshares 2022 10-K

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
Multifamily risk ratings
Pass	$159,318	$290,170	$96,937	$108,586	$106,287	$154,125	$28,989	$—	$944,412
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	125	—	—	125
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily loans	$159,318	$290,170	$96,937	$108,586	$106,287	$154,250	$28,989	$—	$944,537

Commercial real estate:
Farmland risk ratings
Pass	$47,067	$53,275	$16,739	$18,589	$12,386	$34,528	$53,684	$—	$236,268
Special Mention	3,139	783	246	5,000	—	3,991	14,275	—	27,434
Substandard	—	—	1,772	765	3,158	7,094	3,523	—	16,312
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$50,206	$54,058	$18,757	$24,354	$15,544	$45,613	$71,482	$—	$280,014

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$194,933	$265,370	$131,922	$33,395	$28,545	$115,469	$8	$2,924	$772,566
Special Mention	—	—	1,531	282	3,277	5,854	—	465	11,409
Substandard	—	1,204	—	—	1,004	3,521	—	645	6,374
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$194,933	$266,574	$133,453	$33,677	$32,826	$124,844	$8	$4,034	$790,349

Consumer loans:
SFR HELOCs and Junior Liens risk ratings
Pass	$505	$—	$—	$—	$—	$127	$378,939	$8,462	$388,033
Special Mention	—	—	—	—	—	—	1,842	81	1,923
Substandard	—	—	—	—	—	—	3,072	638	3,710
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$505	$—	$—	$—	$—	$127	$383,853	$9,181	$393,666

Consumer loans:
Other risk ratings
Pass	$14,070	$12,990	$10,211	$10,650	$5,225	$1,945	$899	$—	$55,990
Special Mention	—	18	77	135	176	32	47	—	485
Substandard	—	—	42	92	—	96	23	—	253
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$14,070	$13,008	$10,330	$10,877	$5,401	$2,073	$969	$—	$56,728
70 TriCo Bancshares 2022 10-K

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$125,710	$64,966	$17,746	$23,131	$7,628	$5,051	$297,341	$483	$542,056
Special Mention	3,032	139	21	49	138	768	11,547	—	15,694
Substandard	1,293	1,142	5,179	14	33	611	3,798	101	12,171
Doubtful/Loss	—		—	—	—	—	—	—	—
Total commercial and industrial loans	$130,035	$66,247	$22,946	$23,194	$7,799	$6,430	$312,686	$584	$569,921

Construction loans:
Construction risk ratings
Pass	$72,840	$72,308	$43,409	$15,358	$2,159	$4,900	$—	$—	$210,974
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	457	—	129	—	—	586
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$72,840	$72,308	$43,409	$15,815	$2,159	$5,029	$—	$—	$211,560

Agriculture production loans:
Agriculture production risk ratings
Pass	$3,414	$2,777	$1,149	$1,104	$8,902	$1,058	$38,425	$—	$56,829
Special Mention	—	—	—	—	90	31	1,632	—	1,753
Substandard	—	—	—	—	—	—	2,832	—	2,832
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$3,414	$2,777	$1,149	$1,104	$8,992	$1,089	$42,889	$—	$61,414

Leases:
Lease risk ratings
Pass	$7,726	$—	$—	$—	$—	$—	$—	$—	$7,726
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$7,726	$—	$—	$—	$—	$—	$—	$—	$7,726

Total loans outstanding:
Risk ratings
Pass	$1,235,594	$1,264,279	$592,002	$496,716	$368,729	$1,317,334	$965,422	$11,869	$6,251,945
Special Mention	6,302	17,236	2,109	26,230	3,681	39,328	31,568	546	127,000
Substandard	4,506	3,210	13,010	3,221	6,357	26,409	13,405	1,384	71,502
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$1,246,402	$1,284,725	$607,121	$526,167	$378,767	$1,383,071	$1,010,395	$13,799	$6,450,447

71 TriCo Bancshares 2022 10-K

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2021
(in thousands)	2021	2020	2019	2018	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$275,305	$127,299	$199,764	$133,046	$224,581	$543,430	$49,899	$—	$1,553,324
Special Mention	—	—	8,386	399	4,390	20,612	1,732	—	35,519
Substandard	—	—	—	1,382	739	12,177	—	—	14,298
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$275,305	$127,299	$208,150	$134,827	$229,710	$576,219	$51,631	$—	$1,603,141

Commercial real estate:
CRE owner occupied risk ratings
Pass	$178,092	$104,571	$63,979	$48,721	$55,399	$203,431	$22,745	$—	$676,938
Special Mention	15,515	—	—	289	2,964	3,833	—	—	22,601
Substandard	—	—	858	1,214	455	4,241	—	—	6,768
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$193,607	$104,571	$64,837	$50,224	$58,818	$211,505	$22,745	$—	$706,307

Commercial real estate:
Multifamily risk ratings
Pass	$278,942	$100,752	$71,822	$109,374	$85,932	$146,984	$25,236	$—	$819,042
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	4,305	—	—	153	—	—	4,458
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily loans	$278,942	$100,752	$76,127	$109,374	$85,932	$147,137	$25,236	$—	$823,500

Commercial real estate:
Farmland risk ratings
Pass	$43,601	$17,399	$20,223	$15,119	$9,129	$18,455	$37,612	$—	$161,538
Special Mention	—	—	—	—	1,197	2,519	1,491	—	5,207
Substandard	—	—	2,895	—	578	1,371	1,517	—	6,361
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$43,601	$17,399	$23,118	$15,119	$10,904	$22,345	$40,620	$—	$173,106

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$268,743	$159,860	$40,661	$30,880	$36,197	$113,519	$—	$3,527	$653,387
Special Mention	—	—	286	3,282	416	1,476	—	383	5,843
Substandard	1,103	—	—	1,089	256	4,758	—	524	7,730
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$269,846	$159,860	$40,947	$35,251	$36,869	$119,753	$—	$4,434	$666,960
72 TriCo Bancshares 2022 10-K

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2021
(in thousands)	2021	2020	2019	2018	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
SFR HELOCs and Junior Liens risk ratings
Pass	$494	$—	$—	$—	$—	$185	$317,381	$9,675	$327,735
Special Mention	—	—	—	—	—	53	3,655	832	4,540
Substandard	—	—	—	—	—	2	4,164	1,072	5,238
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$494	$—	$—	$—	$—	$240	$325,200	$11,579	$337,513

Consumer loans:
Other risk ratings
Pass	$20,920	$15,939	$17,316	$8,016	$2,137	$1,079	$612	$—	$66,019
Special Mention	—	46	157	233	98	51	69	—	654
Substandard	—	53	96	94	67	85	10	—	405
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$20,920	$16,038	$17,569	$8,343	$2,302	$1,215	$691	$—	$67,078

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$92,972	$17,933	$27,335	$11,335	$6,355	$6,774	$89,358	$860	$252,922
Special Mention	—	2,417	69	152	71	80	116	—	2,905
Substandard	—	—	146	152	804	414	1,832	180	3,528
Doubtful/Loss									—
Total commercial and industrial loans	$92,972	$20,350	$27,550	$11,639	$7,230	$7,268	$91,306	$1,040	$259,355

Construction loans:
Construction risk ratings
Pass	$66,318	$79,567	$58,383	$4,849	$1,716	$8,148	$—	$—	$218,981
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	2,675	472	—	—	—	153	—	—	3,300
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$68,993	$80,039	$58,383	$4,849	$1,716	$8,301	$—	$—	$222,281

Agriculture production loans:
Agriculture production risk ratings
Pass	$2,068	$878	$1,393	$801	$940	$853	$43,686	$—	$50,619
Special Mention	—	—	—	150	—	42	—	—	192
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$2,068	$878	$1,393	$951	$940	$895	$43,686	$—	$50,811
73 TriCo Bancshares 2022 10-K

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2021
(in thousands)	2021	2020	2019	2018	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Leases:
Lease risk ratings
Pass	$6,572	$—	$—	$—	$—	$—	$—	$—	$6,572
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$6,572	$—	$—	$—	$—	$—	$—	$—	$6,572

Total loans outstanding:
Risk ratings
Pass	$1,234,027	$624,198	$500,876	$362,141	$422,386	$1,042,858	$586,529	$14,062	$4,787,077
Special Mention	15,515	2,463	8,898	4,505	9,136	28,666	7,063	1,215	77,461
Substandard	3,778	525	8,300	3,931	2,899	23,354	7,523	1,776	52,086
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$1,253,320	$627,186	$518,074	$370,577	$434,421	$1,094,878	$601,115	$17,053	$4,916,624
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

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of December 31, 2022
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$—	$—	$—	$—	$2,149,725	$2,149,725
CRE owner occupied	—	98	75	173	984,634	984,807
Multifamily	159	—	—	159	944,378	944,537
Farmland	—	—	—	0	280,014	280,014
Total commercial real estate loans	159	98	75	332	4,358,751	4,359,083
Consumer:
SFR 1-4 1st DT liens	24	—	279	303	790,046	790,349
SFR HELOCs and junior liens	172	166	707	1,045	392,621	393,666
Other	26	34	55	115	56,613	56,728
Total consumer loans	222	200	1,041	1,463	1,239,280	1,240,743
Commercial and industrial	2,300	190	283	2,773	567,148	569,921
Construction	—	—	379	379	211,181	211,560
Agriculture production	—	—	—	—	61,414	61,414
Leases	—	—	—	—	7,726	7,726
Total	$2,681	$488	$1,778	$4,947	$6,445,500	$6,450,447
74 TriCo Bancshares 2022 10-K

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of December 31, 2021
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$226	$37	$—	$263	$1,602,878	$1,603,141
CRE owner occupied	271	127	273	671	705,636	706,307
Multifamily	—	—	—	—	823,500	823,500
Farmland	—	—	575	575	172,531	173,106
Total commercial real estate loans	497	164	848	1,509	3,304,545	3,306,054
Consumer:
SFR 1-4 1st DT liens	—	13	362	375	666,585	666,960
SFR HELOCs and junior liens	36	361	1,212	1,609	335,904	337,513
Other	109	7	28	144	66,934	67,078
Total consumer loans	145	381	1,602	2,128	1,069,423	1,071,551
Commercial and industrial	146	245	166	557	258,798	259,355
Construction	—	90	—	90	222,191	222,281
Agriculture production	48	—	—	48	50,763	50,811
Leases	—	—	—	—	6,572	6,572
Total	$836	$880	$2,616	$4,332	$4,912,292	$4,916,624
The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of December 31, 2022			As of December 31, 2021
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$1,739	$1,739	$—	$7,899	$7,899	$—
CRE owner occupied	4,938	4,938	—	4,763	5,036	—
Multifamily	125	125	—	4,457	4,457	—
Farmland	1,772	1,772	—	452	3,020	—
Total commercial real estate loans	8,574	8,574	—	17,571	20,412	—
Consumer:
SFR 1-4 1st DT liens	4,117	4,220	—	3,594	3,595	—
SFR HELOCs and junior liens	2,498	3,155	—	3,285	3,801	—
Other	47	84	—	48	71	—
Total consumer loans	6,662	7,459	—	6,927	7,467	—
Commercial and industrial	1,224	3,518	—	1,904	2,416	—
Construction	491	491	—	15	55	—
Agriculture production	1,279	1,279	—	—	—	—
Leases	—	—	—	—	—	—
Sub-total	18,230	21,321	—	26,417	30,350	—
Less: Guaranteed loans	(105)	(225)	—	(713)	(775)	—
Total, net	$18,125	$21,096	$—	$25,704	$29,575	$—
Interest income on non accrual loans that would have been recognized during the years ended December 31, 2022, 2021, and 2020, if all such loans had been current in accordance with their original terms, totaled $1,438,000, $2,226,000, and $1,804,000, respectively. Interest income actually recognized on these loans during the years ended December 31, 2022, 2021, and 2020 was $579,000, $471,000, and $701,000, respectively.

75 TriCo Bancshares 2022 10-K

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of December 31, 2022
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$777	$98	$—	$864	$—	$—	$—	$—	$—	$—	$—	$1,739
CRE owner occupied	548	75	1,103	3,212	—	—	—	—	—	—	—	4,938
Multifamily	—	—	—	—	125	—	—	—	—	—	—	125
Farmland	—	—	—	—	—	1,772	—	—	—	—	—	1,772
Total commercial real estate loans	1,325	173	1,103	4,076	125	1,772	—	—	—	—		8,574
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	4,220	—	—	—	—	4,220
SFR HELOCs and junior liens	—	—	—	—	—	—	1,664	1,121	—	—	—	2,785
Other	—	—	—	5	—	—	—	—	61	—	2	68
Total consumer loans	—	—	—	5	—	—	5,884	1,121	61	—	2	7,073
Commercial and industrial	—	—	—	1,874	—	—	—	—	—	1,596	48	3,518
Construction	—	—	—	379	—	—	112	—	—	—	—	491
Agriculture production	—	—	—	—	—	—	—	—	—	—	1,279	1,279
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$1,325	$173	$1,103	$6,334	$125	$1,772	$5,996	$1,121	$61	$1,596	$1,329	$20,935

	As of December 31, 2021
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,591	$1,253	$1,545	$7,272	$—	$—	$—	$—	$—	$—	$—	$12,661
CRE owner occupied	—	—	—	—	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	4,458	—	—	—	—	—	—	4,458
Farmland	—	—	—	—	—	1,027	—	—	—	—	—	1,027
Total commercial real estate loans	2,591	1,253	1,545	7,272	4,458	1,027	—	—	—	—	—	18,146
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	3,589	—	—	—	—	3,589
SFR HELOCs and junior liens	—	—	—	—	—	—	1,649	1,636	—	—	—	3,285
Other	—	—	—	43	—	—	—	—	5	—	5	53
Total consumer loans	—	—	—	43	—	—	5,238	1,636	5	—	5	6,927
Commercial and industrial	—	—	—	—	—	—	—	—	—	2,162	112	2,274
Construction	—	—	—	—	—	—	15	—	—	—	—	15
Agriculture production	—	—	—	—	—	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—	—	—			—
Total	$2,591	$1,253	$1,545	$7,315	$4,458	$1,027	$5,253	$1,636	$5	$2,162	$117	$27,362
76 TriCo Bancshares 2022 10-K

The following tables show certain information regarding Troubled Debt Restructurings that occurred during the periods indicated: Modifications classified as TDRs can include one or a combination of the following: rate modifications, term extensions, interest only modifications, either temporary or long-term, payment modifications, and collateral substitutions/additions.

	TDR information for the year ended December 31, 2022
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	—	$—	$—	$—	—	$—	$—
CRE owner occupied	1	—	130	—	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	3	1,228	1,440	—	—	—	—
Total commercial real estate loans	4	1,228	1,570	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	—	—	—	—	2	146	—
Other	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	2	146	—
Commercial and industrial	1	39	39	—	1	22	—
Construction	—	—	—	—	—	—	—
Agriculture production	4	7,210	7,210	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	9	$8,477	$8,819	$—	3	$168	$—

	TDR information for the year ended December 31, 2021
(dollars in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	5	$4,966	$4,956	$1,020	—	$—	$—
CRE owner occupied	1	740	742	742	—	—	—
Multifamily	—	—	—	—	—	—	—
Farmland	2	701	703	50	3	847	—
Total commercial real estate loans	8	6,407	6,401	1,812	3	847	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	—
SFR HELOCs and junior liens	1	200	247	—	—	—	—
Other	—	—	—	—	—	—	—
Total consumer loans	1	200	247	—	—	—	—
Commercial and industrial	7	2,476	2,468	709	2	260	(5)
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	16	$9,083	$9,116	$2,521	5	$1,107	$(5)

77 TriCo Bancshares 2022 10-K

	TDR information for the year ended December 31, 2020
(in thousands)	Number	Pre-mod outstanding principal balance	Post-mod outstanding principal balance	Financial impact due to TDR taken as additional provision	Number that defaulted during the period	Recorded investment of TDRs that defaulted during the period	Financial impact due to the default of previous TDR taken as charge- offs or additional provisions
Commercial real estate:
CRE non-owner occupied	1	$319	$314	$314	1	$141	$—
CRE owner occupied	4	1,847	1,877	67	1	950	—
Multifamily	—	—	—	—	—	—	—
Farmland	5	1,566	1,636	—	1	451	—
Total commercial real estate loans	10	3,732	3,827	381	3	1,542	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	3	1,180	—
SFR HELOCs and junior liens	2	172	169	—	2	140	(90)
Other	—	—	—	—	—	—	—
Total consumer loans	2	172	169	—	5	1,320	(90)
Commercial and industrial	6	2,106	2,078	90	—	—	—
Construction	—	—	—	—	—	—	—
Agriculture production	—	—	—	—	—	—	—
Leases	—	—	—	—	—	—	—
Total	18	$6,010	$6,074	$471	8	$2,862	$(90)
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
Note 6 – Real Estate Owned
A summary of the activity in the balance of real estate owned follows:

	Year ended December 31,
(in thousands)	2022	2021
Beginning balance, net	$2,594	$2,844
Additions/transfers from loans	1,349	1,052
Dispositions/sales	(707)	(1,458)
Valuation adjustments	203	156
Ending balance, net	$3,439	$2,594
Ending valuation allowance	$(113)	$(9)
Ending number of foreclosed assets	9	6
Proceeds from sale of real estate owned	$873	$1,526
Gain on sale of real estate owned	$166	$233
At December 31, 2022, the balance of real estate owned includes 8 foreclosed real estate properties and one land property recorded as a result of obtaining physical possession of the property. At December 31, 2022, there were no real estate properties with formal foreclosure proceedings underway.

78 TriCo Bancshares 2022 10-K

Note 7 – Premises and Equipment

	As of December 31,
(in thousands)	2022	2021
Land and land improvements	$25,899	$29,002
Buildings	64,018	64,382
Furniture and equipment	42,850	42,305
	132,767	135,689
Less: Accumulated depreciation	(61,657)	(58,401)
	71,110	77,288
Construction in progress	1,217	1,399
Total premises and equipment	$72,327	$78,687
Depreciation expense for premises and equipment amounted to $5,676,000, $5,936,000, and $6,100,000 during the years ended 2022, 2021, and 2020, respectively.
Note 8 – Cash Value of Life Insurance
A summary of the activity in the balance of cash value of life insurance follows:

	Year ended December 31,
(in thousands)	2022	2021
Beginning balance	$117,857	$118,870
Acquired policies from business combination	13,609	—
Increase in cash value of life insurance	2,858	2,775
Gain on death benefit	309	702
Insurance proceeds receivable reclassified to other assets	(891)	(4,490)
Ending balance	$133,742	$117,857
End of period death benefit	$223,427	$193,318
Number of policies owned	216	176
Insurance companies used	14	14
Current and former employees and directors covered	79	59

Note 9 – Goodwill and Other Intangible Assets
The following table summarizes the Company’s goodwill intangible as of the dates indicated:

(in thousands)	December 31, 2022	Additions	Reductions	December 31, 2021
Goodwill	$304,442	$83,570	$—	$220,872
Impairment exists when a Company’s carrying value exceeds its fair value. Goodwill is evaluated for impairment annually. At September 30, 2022, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeds its carrying value, resulting in no impairment. For each of the years in the three year period ended December 31, 2022, there were no impairment charges recognized.
79 TriCo Bancshares 2022 10-K

The following table summarizes the Company’s core deposit intangibles (“CDI”) as of the dates indicated:

(in thousands)	December 31, 2022	December 31, 2021
Core deposit intangibles, gross	$36,265	$37,725
Fully amortized portion	(8,074)	(1,460)
Acquisition of VRB	10,635	—
Core deposit intangibles, gross ending balance	38,826	36,265

Accumulated amortization, gross	(23,896)	(19,891)
Fully amortized portion	8,074	1,460
Amortization expense	(6,334)	(5,465)
Accumulated amortization, gross ending balance	(22,156)	(23,896)
Core deposit intangible, net	$16,670	$12,369
The Company's remaining CDI balance of $16,670,000 as of December 31, 2022 reflects balances recorded from the VRB acquisition on March 25, 2022 totaling $10,635,000, the FNBB acquisition on July 6, 2018 totaling $2,046,000, and the acquisition of three branch offices from Bank of America on March 18, 2016 totaling $6,614,000. The following table summarizes the Company’s estimated core deposit intangible amortization (dollars in thousands):

Years Ended	Estimated CDI Amortization
2023	$6,118
2024	4,120
2025	1,961
2026	1,527
2027	1,008
Thereafter	1,936
$16,670

Note 10 – Mortgage Servicing Rights
The following tables summarize the activity in, and the main assumptions used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

(in thousands)	Year ended December 31,
	2022	2021	2020
Balance at beginning of period	$5,874	$5,092	$6,200
Additions	537	1,654	1,526
Change in fair value	301	(872)	(2,634)
Balance at end of period	$6,712	$5,874	$5,092
Contractually specified servicing fees, late fees and ancillary fees earned	$1,887	$1,881	$1,855
Balance of loans serviced at:
Beginning of period	$770,299	$779,530	$767,662
End of period	$739,919	$770,299	$779,530
Period end:
Weighted-average prepayment speed (CPR)	127.0%	208.0%	294.0%
Weighted-average expected life (years)	7.6	5.7	4.5
Weighted-average discount rate	12.0%	12.0%	12.0%
The changes in fair value of MSRs during 2022 were primarily due to changes in mortgage prepayment speeds and expected life estimates of the MSRs. The changes in fair value of MSRs during 2021 were primarily due to changes in principal balance and mortgage prepayment speeds of the MSRs. The changes in fair value of MSRs during 2020 were primarily due to changes in investor require rate of return, or discount rate, of the MSRs.

80 TriCo Bancshares 2022 10-K

Note 11 - Leases
The following table presents the components of lease expense for the periods indicated:

	Year ended December 31,
(in thousands)	2022	2021
Operating lease cost	$5,725	$5,201
Short-term lease cost	283	241
Variable lease cost	26	11
Sublease income	—	(24)
Total lease cost	$6,034	$5,429
The following table presents supplemental cash flow information related to leases as of the periods ended:

	Year ended December 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,904	$4,964
ROUA obtained in exchange for operating lease liabilities	$6,149	$2,883
The following table presents the weighted average operating lease term and discount rate as of the periods ended:

	Year ended December 31,
	2022	2021
Weighted-average remaining lease term	8.3 years	9.3 years
Weighted-average discount rate	3.0%	2.9%
At December 31, 2022, future expected operating lease payments are as follows (in thousands):

Periods ending December 31,
2023	$5,522
2024	5,169
2025	4,589
2026	4,105
2027	3,400
Thereafter	10,477
33,262
Discount for present value of expected cash flows	(4,258)
Lease liability at December 31, 2022	$29,004

Note 12 – Deposits
A summary of the balances of deposits follows:

(in thousands)	December 31,
	2022	2021
Noninterest-bearing demand	$3,502,095	$2,979,882
Interest-bearing demand	1,718,541	1,568,682
Savings	2,884,378	2,520,959
Time certificates, $250,000 and over	46,350	44,652
Other time certificates	177,649	252,984
Total deposits	$8,329,013	$7,367,159
Overdrawn deposit balances of $1,766,000 and $2,324,000 were classified as consumer loans at December 31, 2022 and 2021, respectively.
81 TriCo Bancshares 2022 10-K

At December 31, 2022, the scheduled maturities of time deposits were as follows (in thousands):

Scheduled Maturities
2023	$164,107
2024	27,881
2025	22,598
2026	7,257
2027	2,156
Thereafter	—
Total	$223,999
Note 13 – Other Borrowings
A summary of the balances of other borrowings follows:

	December 31,
	2022	2021
(in thousands)
Overnight borrowing at FHLB, fixed rate, as of December 31, 2022 of 4.65%, payable on January 3, 2023	$216,700	$—
Other collateralized borrowings, fixed rate, as of December 31, 2022 and 2020 of 0.05%, payable on January 3, 2023 and January 3, 2022, respectively	47,905	50,087
Total other borrowings	$264,605	$50,087
Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of December 31, 2022, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $47,905,000 under these other collateralized borrowings.
The Company maintains a collateralized line of credit with the FHLB. Based on the FHLB stock requirements at December 31, 2022, this line provided for maximum borrowings of $2,485,905,000 of which $216,700,000 was outstanding. As of December 31, 2022, the Company had designated investment securities with a fair value of $80,187,000 and loans with unpaid principal balances totaling $4,389,161,000 as potential collateral under this collateralized line of credit with the FHLB.
The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2022, this line provided for maximum borrowings of $299,689,000 of which none was outstanding. As of December 31, 2022, the Company has designated investment securities with fair value of $5,000 and loans with unpaid principal balances totaling $424,946,000 as potential collateral under this collateralized line of credit with the FRB.
The Company has available unused correspondent banking lines of credit from commercial banks totaling $30,000,000 for federal funds transactions at December 31, 2022.
Note 14 – Junior Subordinated Debt
At December 31, 2022, the Company had five wholly-owned subsidiary business trusts that had issued $63.0 million of trust preferred securities (the “Capital Trusts”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
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
82 TriCo Bancshares 2022 10-K

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
In connection with the acquisition of Valley Republic Bancorp the Company assumed $36.0 million in subordinated capital notes, comprised of $16.0 million that matures in 2029 and $20.0 million that matures in 2035. The notes that mature in 2029 provide for quarterly interest payments at a fixed rate of 6.00% until March 29, 2024 and then will have a floating rate of three month LIBOR plus 3.52% until maturity. The notes that mature in 2035 provide for quarterly interest payments at a fixed rate of 5.00% until August 27, 2025 and then will have a floating rate of 90-day average SOFR plus 4.90% until maturity. The acquired subordinated capital notes were recorded on the Company’s books at their fair values on the acquisition date. The related fair value premiums to face value will be amortized over the remaining maturity period using the effective interest method. The Company expects a comparable SOFR rate term to replace LIBOR as the benchmark rate index for applicable debentures in 2024.
The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

			Coupon Rate (Variable) 3 mo. LIBOR +	As of December 31, 2022		December 31, 2021
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	7.13%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	6.87%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	7.69%	5,503	5,403
North Valley Trust III	7/23/2034	5,155	2.80%	7.12%	4,383	4,291
North Valley Trust IV	3/15/2036	10,310	1.33%	6.10%	7,393	7,147
VRB Subordinated - 6%	3/29/2029	16,000	Fixed	6.00%	17,187	—
VRB Subordinated - 5%	8/27/2035	20,000	Fixed	5.00%	25,336	—
		$98,889			$101,040	$58,079

Note 15 – Commitments and Contingencies
Restricted Cash Balances — Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) were not required to be maintained as of December 31, 2022 and 2021.
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
The following table presents a summary of the Bank’s commitments and contingent liabilities:

	December 31,
(in thousands)	2022	2021
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$656,705	$409,950
Consumer loans	760,588	628,791
Real estate mortgage loans	458,896	333,764
Real estate construction loans	312,371	213,563
Standby letters of credit	26,599	21,871
Deposit account overdraft privilege	126,634	125,670
83 TriCo Bancshares 2022 10-K

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
The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.5991 per Class B share. As of December 31, 2022, the value of the Class A shares was $207.76 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $4,451,000 as of December 31, 2022, and has not been reflected in the accompanying consolidated financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.
Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.
Note 16 – Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $64,188,000, $31,571,000, and $63,419,000 in 2022, 2021, and 2020, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of California Department of Financial Protection & Innovation (the “DFPI”). Absent approval from the Commissioner of the DPFI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2022, the Bank could have paid dividends of $157,036,000 to the Company without the approval of the Commissioner of the DFPI.
Stock Repurchase Plan
On February 25, 2021 the Board of Directors approved the authorization to repurchase up to 2,000,000 shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the program is subject to change. The 2021 Repurchase Plan has no expiration date (in accordance with applicable laws and regulations) and as of and for year ended December 31, 2022, the Company repurchased 576,881 shares. The Company repurchased 63,317 shares during the year ended December 31, 2021.
In connection with approval of the 2021 Repurchase Plan, the Company’s previous repurchase program adopted on November 12, 2019 (the 2019 Repurchase Plan) was terminated. Under the 2019 Repurchase Plan, during the years ended December 31, 2021 and 2020 the Company had repurchased 223 and 858,717 shares, respectively.
84 TriCo Bancshares 2022 10-K

Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of withholding taxes on such shares. During the years ended December 31, 2022, 2021, and 2020, employees tendered 39,447, 28,276, and 12,488 shares, respectively, of the Company's common stock in connection with option exercises. Employees also tendered 27,840, 19,413 and 12,058 shares in connection with other share based awards during December 31, 2022, 2021 and 2020, respectively. In total, shares of the Company's common stock tendered had market values of $1,269,000, $2,118,000, and $736,000 for the years ended December 31, 2022, 2021 and 2020, respectively. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2021 or 2019 Repurchase Plans.
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
The number of shares available for issuance under the 2019 Plan will be reduced by: (i) one share for each share of common stock issued pursuant to a stock option; (ii) the total number of stock appreciation rights that are exercised, including any shares of common stock underlying such Awards that are not actually issued to the participant as the result of a net settlement; (iii) two shares for each share of common stock issued pursuant to a performance award, a restricted share Award or an RSU Award and (iv) any shares of common stock used to pay any exercise price or tax withholding obligation with respect to any Award. When Awards made under the 2019 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2019 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares again becomes available for issuance under the 2019 Plan, the number of shares of common stock available for issuance under the 2019 Plan will increase by two shares. If shares of common stock issued pursuant to the Plan are repurchased by, or are surrendered or forfeited to the Company at no more than cost, then such shares will again be available for the grant of Awards under the Plan. Any shares of common stock repurchased by the Company with cash proceeds from the exercise of options will not, however, be added back to the pool of share available for issuance under the 2019 Plan. Shares awarded and delivered under the 2019 Plan may be authorized but unissued shares or reacquired shares. Shares tendered to TriCo or withheld from delivery to a participant as payment of the exercise price or in connection with the “net exercise” of a stock option or to satisfy TriCo’s tax withholding obligations will not again become available for future Awards under the 2019 Plan. As of December 31, 2022, there were no outstanding options for the purchase of common shares and 139,194 RSUs were outstanding. The number of shares that remain available for issuance is not more than 763,495, which could decrease based on the level of the Company's future performance and outcome of certain vesting requirements.
The 2019 Plan replaced the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan), which expired on March 26, 2019. As a result of its expiration, no further awards may be issued under the 2009 Plan, though all awards under the 2009 Plan that were outstanding as of its expiration continue to be governed by the terms, conditions and procedures set forth in the 2009 Plan and any applicable award agreement. As of December 31, 2022, 15,500 options for the purchase of common shares remain outstanding under the 2009 Plan.
Stock option activity is summarized in the following table for the dates indicated:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price
Outstanding at January 1, 2021	128,500	$14.54 to $23.21	$17.72
Options granted	—	—	—
Options exercised	(49,675)	$14.54 to $16.59	$15.25
Options forfeited	—	—	—
Outstanding at December 31, 2021	78,825	$15.34 to $23.21	$19.28
Options granted	—	—	—
Options exercised	(63,325)	$15.34 to $19.46	$18.79
Options forfeited	—	—	—
Outstanding at December 31, 2022	15,500	$19.46 to $23.21	$21.27
85 TriCo Bancshares 2022 10-K

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of December 31, 2022:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	15,500	—	15,500
Weighted average exercise price	$21.27	$—	$21.27
Intrinsic value (in thousands)	$461	$—	$461
Weighted average remaining contractual term (yrs.)	1 year	n/a	1 year
All options outstanding as of December 31, 2022 are fully vested. The Company did not modify any option grants during the three year period ended December 31, 2022.
The following table shows the total intrinsic value of options exercised, the total fair value of options vested, total compensation costs for options recognized in income, total tax benefit and excess tax benefits recognized in income related to compensation costs for options during the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Intrinsic value of options exercised	$1,190,000	$1,476,000	$403,000
Fair value of options that vested	—	—	—
Total compensation costs for options recognized in expense	—	—	—
Total tax benefit recognized in income related to compensation costs for options	—	—	—
Excess tax benefit recognized in income	—	—	—
There were no stock options granted during 2022, 2021 and 2020, respectively.
Restricted stock unit activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at January 1, 2022	103,517		99,763
RSUs granted	84,278	$44.00	37,877	$40.74
Additional market plus service condition RSUs vested	—		4,740
RSUs added through dividend credits	2,896		—
RSUs released through vesting	(50,076)		(26,338)
RSUs forfeited/expired	(1,421)		(1,561)
Outstanding at December 31, 2022	139,194		114,481
The 139,194 of service condition vesting RSUs outstanding as of December 31, 2022 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. Additional RSUs credited through dividends are subject to the same vesting requirements as the original grant. The Company expects to recognize $3,822,000 of pre-tax compensation costs related to these service condition vesting RSUs between December 31, 2022 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2022 or 2021.
The Company expects to recognize $2,110,000 of pre-tax compensation costs related to the market plus service condition RSUs between December 31, 2022 and their vesting dates. As of December 31, 2022, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 171,721 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2022 or 2021.
86 TriCo Bancshares 2022 10-K

The following table shows the compensation costs and excess tax benefits for RSUs recognized in income for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Total compensation costs recognized in income
Service condition vesting RSUs	$2,883,000	$1,728,000	$1,390,000
Market plus service condition vesting RSUs	986,000	910,000	646,000
Excess tax benefit recognized in income
Service condition vesting RSUs	$1,079,000	$626,000	$372,000
Market plus service condition vesting RSUs	355,000	226,000	194,000
Note 18 – Non-interest Income and Expense
The components of other non-interest income were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
ATM and interchange fees	$26,767	$25,356	$21,660
Service charges on deposit accounts	16,536	14,013	13,944
Other service fees	4,274	3,570	3,156
Mortgage banking service fees	1,887	1,881	1,855
Change in value of mortgage loan servicing rights	301	(872)	(2,634)
Total service charges and fees	49,765	43,948	37,981
Asset management and commission income	3,986	3,668	2,989
Increase in cash value of life insurance	2,858	2,775	2,949
Gain on sale of loans	2,342	9,580	9,122
Lease brokerage income	820	746	668
Sale of customer checks	1,167	459	414
Gain on sale of investment securities	—	—	7
Gain (loss) on marketable equity securities	(340)	(86)	64
Other	2,448	2,574	1,000
Total other noninterest income	13,281	19,716	17,213
Total noninterest income	$63,046	$63,664	$55,194
Mortgage banking servicing fee income (expense), net of change in value of mortgage loan servicing rights, totaling $2,188,000, $1,009,000, and $779,000 were recorded within service charges and fees for the years ended December 31, 2022, 2021, and 2020, respectively.
87 TriCo Bancshares 2022 10-K

The components of noninterest expense were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Base salaries, net of deferred loan origination costs	$84,861	$69,844	$70,164
Incentive compensation	17,908	14,957	10,022
Benefits and other compensation costs	27,083	21,550	31,935
Total salaries and benefits expense	129,852	106,351	112,121
Occupancy	15,493	14,910	14,528
Data processing and software	14,660	13,985	13,504
Equipment	5,733	5,358	5,704
ATM and POS network charges	6,984	6,040	5,433
Merger and acquisition expense	6,253	1,523	—
Advertising	3,694	2,899	2,827
Professional fees	4,392	3,657	3,222
Intangible amortization	6,334	5,464	5,724
Telecommunications	2,298	2,253	2,601
Regulatory assessments and insurance	3,142	2,581	1,594
Courier service	2,013	1,214	1,414
Operational losses	1,000	964	1,168
Postage	1,147	710	1,068
Gain on sale or acquisition of foreclosed assets	(481)	(233)	(235)
(Gain) loss on disposal of fixed assets	(1,070)	(439)	67
Other miscellaneous expense	15,201	11,038	12,018
Total other noninterest expense	86,793	71,924	70,637
Total noninterest expense	$216,645	$178,275	$182,758
Note 19 – Income Taxes
The components of consolidated income tax expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current tax expense
Federal	$34,155	$28,763	$22,104
State	22,355	18,221	14,586
	$56,510	46,984	36,690
Deferred tax expense
Federal	(5,224)	(872)	(9,500)
State	(2,798)	(64)	(4,654)
	(8,022)	(936)	(14,154)
Total tax expense	$48,488	$46,048	$22,536
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
The Company recognized, as components of tax expense, tax credits and other tax benefits, and amortization expense relating to our investments in Qualified Affordable Housing Projects as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax credits and other tax benefits – decrease in tax expense	$(6,370)	$(4,224)	$(4,200)
Amortization – increase in tax expense	$6,178	$3,604	$3,581
The carrying value of Low Income Housing Tax Credit Funds was $90,956,000 and $41,295,000 as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company has committed to make additional capital contributions to the Low Income Housing Tax Credit Funds in the amount of $65,285,000, and these contributions are expected to be made over the next several years.
88 TriCo Bancshares 2022 10-K

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2022, 2021 and 2020 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	7.9	7.9	7.7
Tax-exempt interest on municipal obligations	(0.7)	(0.5)	(0.9)
Tax-exempt life insurance related income	(0.4)	(0.5)	(0.8)
Low income housing tax credits	(3.7)	(2.6)	(4.8)
Low income housing tax credit amortization	3.6	2.2	4.1
Equity compensation	(0.2)	(0.1)	0.4
Non-deductible merger expenses	0.1	0.1	—
Other	0.3	0.6	(0.9)
Effective Tax Rate	27.9%	28.1%	25.8%
The temporary differences, tax effected, which give rise to the Company’s net deferred tax asset recorded in other assets are as follows as of December 31 for the years indicated (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Allowance for losses and reserve for unfunded commitments	$32,519	$26,361
Deferred compensation	1,696	1,758
Other accrued expenses	2,720	1,994
Additional unfunded status of the supplemental retirement plans	16,036	13,693
Operating lease liability	8,575	7,769
State taxes	3,649	3,251
Share based compensation	1,132	952
Nonaccrual interest	643	937
Acquisition cost basis	14,640	506
Unrealized loss on securities	85,897	116
Tax credits	852	513
Net operating loss carryforwards	2,098	1,131
Other	120	813
Total deferred tax assets	170,577	59,794
Deferred tax liabilities:
Securities income	(777)	(762)
Depreciation	(8,270)	(6,198)
Right of use asset	(7,941)	(7,588)
Funded pension liability	(4,110)	(709)
Securities accretion	(1,265)	(846)
Mortgage servicing rights valuation	(1,976)	(1,726)
Core deposit intangible	(4,778)	(3,248)
Junior subordinated debt	(1,293)	(1,422)
Prepaid expenses and other	(991)	(488)
Total deferred tax liability	(31,401)	(22,987)
Net deferred tax asset	$139,176	$36,807
As part of the merger with FNB Bancorp in 2018 and North Valley Bancorp in 2014, TriCo acquired federal and state net operating loss carryforwards, capital loss carryforwards, and tax credit carryforwards. In addition, the 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provided the Company with an opportunity to file amended federal tax returns and generate proposed refunds of approximately $805,000. These tax attribute carryforwards will be subject to provisions of the tax law that limit the use of such losses and
89 TriCo Bancshares 2022 10-K

credits generated by a company prior to the date certain ownership changes occur. The amount of the Company’s net operating loss carryforwards that are subject to these limitations as of December 31, 2022 were approximately $5,518,000 for federal and $11,187,000 for California. The amount of the Company’s tax credits that would be subject to these limitations as of December 31, 2022 are $395,000 and $648,000 for federal and California, respectively. Due to the limitation, a significant portion of the state tax credits will expire regardless of whether the Company generates future taxable income. As such, the Company has recorded the future benefit of these tax credits on the books at the value which is more likely than not to be realized. These tax loss and tax credit carryforwards expire at various dates through 2032.
The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, including the tax attribute carryforwards acquired as part of past mergers.
Disclosure of unrecognized tax benefits at December 31, 2022 and 2021 were not considered significant for disclosure purposes. Management does not expect the unrecognized tax benefit will materially change in the next 12 months. During the years ended December 31, 2022 and December 31, 2021 the Company did not recognize and significant amounts related to interest and penalties associated with taxes. The Company files income tax returns in the U.S. federal jurisdiction, and California. With few exceptions, the Company is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years before 2019 and 2018, respectively.
Note 20 – Earnings per Share
Earnings per share have been computed based on the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net income	$125,419	$117,655	$64,814
Average number of common shares outstanding	32,584	29,721	29,917
Effect of dilutive stock options and restricted stock	137	161	111
Average number of common shares outstanding used to calculate diluted earnings per share	32,721	29,882	30,028
Options excluded from diluted earnings per share because the effect of these options was antidilutive	—	—	—

90 TriCo Bancshares 2022 10-K

Note 21 – Comprehensive Income (Loss)
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

	Year Ended December 31,
(in thousands)	2022	2021	2020
Unrealized holding gains (losses) on available for sale securities before reclassifications	$(290,157)	$(19,575)	$15,803
Amounts reclassified out of accumulated other comprehensive income:
Realized gains on debt securities	—	—	(7)
Total amounts reclassified out of accumulated other comprehensive income	—	—	(7)
Unrealized holding gains (losses) on available for sale securities after reclassifications	(290,157)	(19,575)	15,796
Tax effect	85,781	5,787	(4,670)
Unrealized holding gains (losses) on available for sale securities, net of tax	(204,376)	(13,788)	11,126
Change in unfunded status of the supplemental retirement plans before reclassifications	11,522	3,497	645
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	(28)	(58)	(55)
Amortization of actuarial losses	8	254	9,309
Total amounts reclassified out of accumulated other comprehensive income	(20)	196	9,254
Change in unfunded status of the supplemental retirement plans after reclassifications	11,502	3,693	9,899
Tax effect	(3,401)	(1,091)	(2,927)
Change in unfunded status of the supplemental retirement plans, net of tax	8,101	2,602	6,972
Change in joint beneficiary agreement liability before reclassifications	1,389	(113)	(596)
Tax effect	—	—	—
Change in unfunded status of the supplemental retirement plans, net of tax	1,389	(113)	(596)
Total other comprehensive income (loss)	$(194,886)	$(11,299)	$17,502
The components of accumulated other comprehensive income (loss), included in shareholders’ equity, are as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Net unrealized loss on available for sale securities	$(290,549)	$(392)
Tax effect	85,897	116
Unrealized holding loss on available for sale securities, net of tax	(204,652)	(276)
Unfunded status of the supplemental retirement plans	13,901	2,399
Tax effect	(4,110)	(709)
Unfunded status of the supplemental retirement plans, net of tax	9,791	1,690
Joint beneficiary agreement liability, net of tax	956	(433)
Accumulated other comprehensive income (loss)	$(193,905)	$981

Note 22 – Retirement Plans
401(k) Plan
The Company sponsors a 401(k) Plan whereby substantially all employees age 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company provides a discretionary matching contribution equal to 50% of participant’s elective deferrals, up to 4% of eligible compensation. The Company recorded salaries & benefits expense attributable to the 401(k) Plan matching contributions and 401(k) Plan matching contributions for the years ended:

	Year Ended December 31,
(in thousands)	2022	2021	2020
401(k) Plan benefits expense	$1,541	$1,211	$1,139
401(k) Plan contributions made by the Company	$1,214	$1,121	$202
91 TriCo Bancshares 2022 10-K

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

	Year Ended December 31,
(in thousands)	2022	2021	2020
ESOP benefits expense	$2,824	$1,888	$2,400
ESOP contributions made by the Company	$3,535	$878	$1,951
Deferred Compensation Plans
The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of certain of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $5,738,000 and $5,945,000 at December 31, 2022 and 2021, respectively. Earnings credits on deferred balances included in non-interest expense are included in the following table:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Deferred compensation earnings credits included in non-interest expense	$187	$176	$212
Supplemental Retirement Plans
The Company has supplemental retirement plans for certain directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the supplemental retirement obligations were $133,742,000 and $117,857,000 at December 31, 2022 and 2021, respectively.
The Company recorded in other liabilities the additional funded status of the supplemental retirement plans of $13,901,000 and $2,399,000 related to the supplemental retirement plans as of December 31, 2022 and 2021, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities.
At December 31, 2022 and 2021, the additional funded status of the supplemental retirement plans of $13,901,000 and $2,399,000 were offset by a reduction of shareholders’ equity accumulated other comprehensive gain of $9,792,000 and $1,690,000, respectively, representing the after-tax impact of the additional funded status of the supplemental retirement plans, and the related deferred tax liability of $4,109,000 and $709,000, respectively. Amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company’s defined benefit pension plans are presented in the following table. The Company expects to recognize approximately $455,000 of the net actuarial loss reported in the following table as of December 31, 2022 as a component of net periodic benefit cost during 2022.

	December 31,
(in thousands)	2022	2021
Transition obligation	$—	$—
Prior service cost	—	(28)
Net actuarial (gain) / loss	(13,901)	(2,371)
Amount included in accumulated other comprehensive income (loss)	(13,901)	(2,399)
Deferred tax liability / (benefit)	4,109	709
Amount included in accumulated other comprehensive income (loss), net of tax	$(9,792)	$(1,690)
92 TriCo Bancshares 2022 10-K

Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

	December 31,
(in thousands)	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$(43,834)	$(46,197)
Acquisition of obligations	(3,310)	—
Service cost	(1,624)	(1,103)
Interest cost	(1,731)	(1,518)
Actuarial (loss)/gain	10,266	3,580
Plan amendments	(2,141)	—
Benefits paid	2,033	1,404
Benefit obligation at end of year	$(40,341)	$(43,834)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Fair value of plan assets at end of year	$—	$—
Funded status	$(40,341)	$(43,834)
Unrecognized net obligation existing at January 1, 1986	—	—
Unrecognized net actuarial (loss)/gain	(13,901)	(2,453)
Unrecognized prior service cost	—	(28)
Accumulated other comprehensive loss	13,901	2,481
Accrued benefit cost	$(40,341)	$(43,834)
Accumulated benefit obligation	$(40,340)	$(42,590)
The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net pension cost included the following components:
Service cost-benefits earned during the period	$1,624	$1,103	$2,830
Interest cost on projected benefit obligation	1,731	1,518	1,224
Amortization of net obligation at transition	—	—	1
Amortization of prior service cost	(28)	(58)	(55)
Recognized net actuarial loss	(86)	254	9,309
Amortization of loss/(gain)	(114)	—	—
Recognition of pension service cost to due amendment	2,141	—	—
Net periodic pension cost	$5,268	$2,817	$13,309
The following table sets forth assumptions used in accounting for the plans:

	Year Ended December 31,
	2022	2021	2020
Discount rate used to calculate benefit obligation	5.23%	2.74%	2.40%
Discount rate used to calculate net periodic pension cost	2.74%	2.40%	2.82%
Average annual increase in executive compensation	—%	3.25%	3.25%
Average annual increase in director compensation	—%	—%	—%
93 TriCo Bancshares 2022 10-K

The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

(in thousands)	Expected Benefit Payments to Participants	Estimated Company Contributions
2023	$1,914	$1,914
2024	3,017	3,017
2025	2,988	2,988
2026	3,076	3,076
2027	2,974	2,974
2028-2032	18,981	18,981

Note 23 – Related Party Transactions
Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.
The following table summarizes the activity in these loans for the periods indicated:

(in thousands)
Balance January 1, 2021	$6,833
Advances/new loans	2,000
Removed/payments	(2,517)
Balance December 31, 2021	6,316
Advances/new loans	11,960
Removed/payments	(6,892)
Balance December 31, 2022	$11,384
Deposits of directors, officers and other related parties to the Bank totaled $28,355,000 and $35,310,000 at December 31, 2022 and 2021, respectively.
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
94 TriCo Bancshares 2022 10-K

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
Individually evaluated loans—Loans are not recorded at fair value on a recurring basis. However, from time to time, loans may require individual analysis and an allowance for credit losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are an example. The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, fair value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually evaluated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Individually evaluated loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is below the appraised value, or the appraised value contains a significant unobservable assumption, such as deviations from comparable sales, and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Foreclosed assets—Foreclosed assets include assets acquired through, or in lieu of, loan foreclosure. Foreclosed assets are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. When the fair value of foreclosed assets is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, such as deviations from comparable sales, and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense.
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
The tables below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at December 31, 2022	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,598	$2,598	$—	$—
Debt securities available for sale:
Obligations of U.S. government agencies	1,372,769	—	1,372,769	—
Obligations of states and political subdivisions	293,205	—	293,205	—
Corporate bonds	5,751	—	5,751	—
Asset backed securities	439,767	—	439,767	—
Non-agency collateralized mortgage obligations	340,946	—	340,946	—
Loans held for sale	1,846	—	1,846	—
Mortgage servicing rights	6,712	—	—	6,712
Total assets measured at fair value	$2,463,594	$2,598	$2,454,284	$6,712

95 TriCo Bancshares 2022 10-K

Fair value at December 31, 2021	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,938	$2,938	$—	$—
Debt securities available for sale:
Obligations of U.S. government agencies	1,257,389	—	1,257,389	—
Obligations of states and political subdivisions	192,244	—	192,244	—
Corporate bonds	6,756	—	6,756	—
Asset backed securities	409,552	—	409,552	—
Non-agency collateralized mortgage obligation	341,997	—	341,997	—
Loans held for sale	3,466	—	3,466	—
Mortgage servicing rights	5,874	—	—	5,874
Total assets measured at fair value	$2,220,216	$2,938	$2,211,404	$5,874
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during 2022 or 2021.
The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2022, 2021, and 2020. Had there been any transfer into or out of Level 3 during 2022, 2021, or 2020, the amount included in the “Transfers into (out of) Level 3” column would represent the beginning balance of an item in the period (interim quarter) during which it was transferred (in thousands):

Year ended December 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2022: Mortgage servicing rights	$5,874	—	$301	$537	$6,712
2021: Mortgage servicing rights	$5,092	—	$(872)	$1,654	$5,874
2020: Mortgage servicing rights	$6,200	—	$(2,634)	$1,526	$5,092
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
The following table present quantitative information about recurring Level 3 fair value measurements at December 31, 2022 and 2021:

December 31, 2022	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,712	Discounted cash flow	Constant prepayment rate	116%-226%, 127%
			Discount rate	10%-14%, 12%
December 31, 2021
Mortgage Servicing Rights	$5,874	Discounted cash flow	Constant prepayment rate	187%-264%, 208%
			Discount rate	10%-14%, 12%

96 TriCo Bancshares 2022 10-K

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated. The gains (losses) represent the amounts recorded during the period regardless of whether the asset is still held at fair value at period end (in thousands):

December 31, 2022	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Individually evaluated loans	$5,719	—	—	$5,719	$(2,283)
Real estate owned	311	—	—	311	481
Total assets measured at fair value	$6,030	—	—	$6,030	$(1,802)

December 31, 2021	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Fair value:
Individually evaluated loans	$3,683	—	—	$3,683	$(1,105)
The individually evaluated loan amount above represents collateral dependent loans with unique risk characteristics that have been adjusted to fair value. When we identify a collateral dependent loan as requiring individual evaluation, we measure the need for credit reserves using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If we determine that the value of the loan is less than the recorded investment in the loan, we recognize this impairment and adjust the carrying value of the loan to fair value through the allowance for loan and lease losses. The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral. The carrying value of loans fully charged-off is zero.
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
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2022 and 2021:

December 31, 2022	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$5,719	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful; N/A
Real estate owned (Residential)	$311	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful; N/A

December 31, 2021	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$3,683	Sales comparison approach Income approach	Adjustment for differences between comparable sales Capitalization rate	Not meaningful; N/A
97 TriCo Bancshares 2022 10-K

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$96,323	$96,323	$57,032	$57,032
Cash at Federal Reserve and other banks	10,907	10,907	711,389	711,389
Level 2 inputs:
Securities held to maturity	160,983	149,938	199,759	208,140
Restricted equity securities	17,250	n/a	17,250	N/A
Level 3 inputs:
Loans, net	6,344,767	6,153,155	4,831,248	4,880,044
Financial liabilities:
Level 2 inputs:
Deposits	8,329,013	8,321,517	7,367,159	7,366,422
Other borrowings	264,605	264,605	50,087	50,087
Level 3 inputs:
Junior subordinated debt	101,040	92,613	58,079	57,173

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments (1)	$2,188,560	$21,886	$1,586,068	$15,861
Standby letters of credit (1)	26,599	266	21,871	219
Overdraft privilege commitments (1)	126,634	1,266	125,670	1,257

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
98 TriCo Bancshares 2022 10-K

Note 25 – TriCo Bancshares Condensed Financial Statements (Parent Only)
Condensed Balance Sheets

	December 31, 2022	December 31, 2021
	(In thousands)
Assets
Cash and cash equivalents	$7,987	$4,950
Investment in Tri Counties Bank	1,138,429	1,047,577
Other assets	1,818	6,073
Total assets	$1,148,234	$1,058,600
Liabilities and shareholders’ equity
Other liabilities	$778	$337
Junior subordinated debt	101,040	58,079
Total liabilities	101,818	58,416
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 33,331,513 and 29,730,424 shares at December 31, 2022 and 2021, respectively	697,448	532,244
Retained earnings	542,873	466,959
Accumulated other comprehensive income (loss), net	(193,905)	981
Total shareholders’ equity	1,046,416	1,000,184
Total liabilities and shareholders’ equity	$1,148,234	$1,058,600
Condensed Statements of Income

	Year Ended December 31,
	2022	2021	2020
		(In thousands)
Net interest expense	$(4,385)	$(2,128)	$(2,555)
Administration expense	(816)	(985)	(932)
Loss before equity in net income of Tri Counties Bank	(5,201)	(3,113)	(3,487)
Equity in net income of Tri Counties Bank:
Distributed	64,188	31,571	63,419
Undistributed	64,896	88,289	3,851
Income tax benefit	1,536	908	1,031
Net income	$125,419	$117,655	$64,814
99 TriCo Bancshares 2022 10-K

Condensed Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2022	2021	2020
		(In thousands)
Net income	$125,419	$117,655	$64,814
Other comprehensive income (loss), net of tax:
Increase (decrease) in unrealized gains on available for sale securities arising during the period	(204,376)	(13,788)	11,126
Change in minimum pension liability	8,101	2,602	6,972
Change in joint beneficiary agreement liability	1,389	(113)	(596)
Other comprehensive income (loss)	(194,886)	(11,299)	17,502
Comprehensive income (loss)	$(69,467)	$106,356	$82,316
Condensed Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
		(In thousands)
Operating activities:
Net income	$125,419	$117,655	$64,814
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in earnings of Tri Counties Bank	(64,896)	(88,289)	(3,851)
Equity compensation vesting expense	3,869	2,638	2,036
Net change in other assets and liabilities	(3,834)	(6,427)	(1,885)
Net cash provided by operating activities	60,558	25,577	61,114
Investing activities:
Sales or maturities of investments	4,234	—	—
Financing activities:
Issuance of common stock through option exercise	1,190	144	198
Repurchase of common stock	(27,148)	(4,344)	(26,720)
Cash dividends paid — common	(35,797)	(29,724)	(26,303)
Net cash used for financing activities	(61,755)	(33,924)	(52,825)
Net change in cash and cash equivalents	3,037	(8,347)	8,289
Cash and cash equivalents at beginning of year	4,950	13,297	5,008
Cash and cash equivalents at end of year	$7,987	$4,950	$13,297
100 TriCo Bancshares 2022 10-K

Note 26 – Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. These capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require that minimum amounts and ratios of total, Tier 1, and common equity Tier 1capital to risk-weighted assets, and of Tier 1 capital to average assets be maintained. Under applicable capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%, a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition, the Company and the Bank are also required to maintain a capital conservation buffer consisting of common equity Tier 1 capital above 2.5% of minimum risk based capital ratios to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The additional 2.5% buffer, where applicable, is included in the minimum ratios set forth in the table below. Management believes as of December 31, 2022 and 2021, the Company and Bank meet all capital adequacy requirements to which they are subject.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized Under Prompt Corrective Action Regulations
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022:
Total Capital (to Risk Weighted Assets):
Consolidated	$1,115,257	14.19%	$825,234	10.50%	N/A	N/A
Tri Counties Bank	$1,107,941	14.10%	$825,039	10.50%	$785,751	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$974,325	12.40%	$668,047	8.50%	N/A	N/A
Tri Counties Bank	$1,009,577	12.85%	$667,888	8.50%	$628,601	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$917,565	11.67%	$550,156	7.00%	N/A	N/A
Tri Counties Bank	$1,009,577	12.85%	$550,026	7.00%	$510,738	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$974,325	10.14%	$384,337	4.00%	N/A	N/A
Tri Counties Bank	$1,009,577	10.51%	$384,146	4.00%	$480,183	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized Under Prompt Corrective Action Regulations
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Total Capital (to Risk Weighted Assets):
Consolidated	$893,294	15.42%	$608,258	10.50%	N/A	N/A
Tri Counties Bank	$884,255	15.28%	$607,610	10.50%	$578,676	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$820,654	14.17%	$492,399	8.50%	N/A	N/A
Tri Counties Bank	$811,713	14.03%	$491,875	8.50%	$462,941	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$764,319	13.19%	$405,505	7.00%	N/A	N/A
Tri Counties Bank	$811,713	14.03%	$405,073	7.00%	$376,140	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$820,654	9.88%	$332,205	4.00%	N/A	N/A
Tri Counties Bank	$811,713	9.77%	$332,196	4.00%	$415,245	5.00%

101 TriCo Bancshares 2022 10-K

Note 27 – Summary of Quarterly Results of Operations (unaudited)
The following tables set forth the results of operations for the four quarters of 2022 and 2021, and is unaudited; however, in the opinion of Management, it reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly the summarized results for such periods.

	2022 Quarters Ended
(dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest and dividend income:
Loans:
Discount accretion	$1,751	$714	$1,677	$1,323
All other loan interest income	80,005	75,242	68,241	56,422
Total loan interest income	81,756	75,956	69,918	57,745
Debt securities, dividends and interest bearing cash at banks	21,233	20,410	17,037	11,450
Total interest income	102,989	96,366	86,955	69,195
Interest expense	4,089	2,260	1,909	1,271
Net interest income	98,900	94,106	85,046	67,924
Provision for credit losses	4,245	3,795	2,100	8,330
Net interest income after provision for credit losses	94,655	90,311	82,946	59,594
Noninterest income	15,880	15,640	16,430	15,096
Noninterest expense	59,469	54,465	56,264	46,447
Income before income taxes	51,066	51,486	43,112	28,243
Income tax expense	14,723	14,148	11,748	7,869
Net income	$36,343	$37,338	$31,364	$20,374
Per common share:
Net income (diluted)	$1.09	$1.12	$0.93	$0.67
Dividends	$0.30	$0.30	$0.25	$0.25

	2021 Quarters Ended
(dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest and dividend income:
Loans:
Discount accretion	$1,780	$2,034	$2,566	$1,712
All other loan interest income	59,024	58,691	57,738	58,724
Total loan interest income	60,804	60,725	60,304	60,436
Debt securities, dividends and interest bearing cash at banks	10,220	8,903	8,175	7,480
Total interest income	71,024	69,628	68,479	67,916
Interest expense	1,241	1,395	1,396	1,476
Net interest income	69,783	68,233	67,083	66,440
Provision for (benefit from reversal of) credit losses	980	(1,435)	(260)	(6,060)
Net interest income after provision for (benefit from) credit losses	68,803	69,668	67,343	72,500
Noninterest income	16,502	15,095	15,957	16,110
Noninterest expense	46,679	45,807	44,171	41,618
Income before income taxes	38,626	38,956	39,129	46,992
Income tax expense	10,404	11,534	10,767	13,343
Net income	$28,222	$27,422	$28,362	$33,649
Per common share:
Net income (diluted)	$0.94	$0.92	$0.95	$1.13
Dividends	$0.25	$0.25	$0.25	$0.25

102 TriCo Bancshares 2022 10-K

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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in the 2013 Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2022.
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
In addition to management’s assessment, Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2022, and the Company’s effectiveness of internal control over financial reporting as of December 31, 2022, dated March 1, 2023, as stated in its report, which is included herein.

/s/ Richard P. Smith
Richard P. Smith President and Chief Executive Officer

/s/ Peter G. Wiese
Peter G. Wiese Executive Vice President and Chief Financial Officer

March 1, 2023

103 TriCo Bancshares 2022 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
TriCo Bancshares

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TriCo Bancshares (and subsidiaries) (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

104 TriCo Bancshares 2022 10-K

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Allowance for Credit Losses - Loan Risk Ratings, Reasonable and Supportable Forecasts and Qualitative Factors

As discussed in Note 1 and Note 5 to the consolidated financial statements, the Company’s allowance for credit losses for loans was $105,680,000 as of December 31, 2022, and consists of both historical credit loss experience and management’s estimates of current conditions and reasonable and supportable forecasts. The Company’s allowance for credit losses for loans is a valuation account that is deducted from the amortized cost basis of loans to present the net carrying value at the amount expected to be collected on such loans and is a material and complex estimate requiring significant management judgment in the estimation of expected lifetime losses within the loan portfolio at the balance sheet date.

We identified management’s risk rating of loans and the qualitative and environmental factors related to California’s unemployment and unemployment outlook, Global Economic Uncertainty, and US Policy Uncertainty, which are components of the reasonable and supportable forecasts, as critical audit matters. In estimating the allowance for credit losses on loans, the Company utilizes relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company considers relevant credit quality indicators for each loan segment, stratifies loans by risk rating, and estimates losses for each loan cohort based upon their nature, historical experience, and risk profile. This process requires significant management judgment in the review of the loan portfolio and assignment of risk ratings based upon the characteristics of loans. In addition, estimation of the lifetime expected credit losses for loans requires significant management judgment, particularly as it relates to forecast components of California’s unemployment and unemployment outlook, Global Economic Uncertainty and US Policy Uncertainty applied over the life of the loans. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses on loans, including controls over the review of loans and assignment of risk ratings and evaluation of the environmental and forecast factors related to California’s unemployment and unemployment outlook, Global Economic Uncertainty, and US Policy Uncertainty.

•Performing a sensitivity analysis to identify loan segments that would materially impact the allowance for credit losses due to risk rating changes as well as evaluating the appropriateness of the Company’s loan risk ratings and testing a risk-based targeted selection of loans to obtain substantive evidence that the Company is appropriately rating these loans in accordance with its policies, and that the risk ratings for the loans are reasonable.

•Evaluating the reasonableness and appropriateness of the estimated California unemployment factor and the estimated unemployment outlook forecast factor, the Global Economic Uncertainty outlook factor, and the US Policy Uncertainty outlook factor utilized by management in forming the environmental factor by comparing forecasts to relevant external data, including historical trends.

•Testing the mathematical accuracy and computation of the allowance for credit losses for loans by re-performing or independently calculating significant elements of the allowance and utilizing relevant source documents, including testing the completeness and accuracy of the data used in the calculation.

Business Combination – Valley Republic Bancorp acquired loans valuation

As discussed in Note 1 and Note 2 to the consolidated financial statements, on March 25, 2022, the Company completed the acquisition of Valley Republic Bancorp (VRB). Total merger consideration, including cash and stock transactions, was approximately $174 million. The fair value of total assets acquired as a result of the merger totaled $1.4 billion (net of cash consideration), with loans totaling $771 million, and resulting in $83.6 million of acquired goodwill. The merger was accounted for using the acquisition method of accounting in which assets, liabilities, and consideration exchanged were recorded at their respective fair values at the merger date. To estimate the fair value of the acquired loans, the Company utilized a discounted cash flow methodology that involved assumptions and judgments as to principal default and loss rates, prepayment rates, and market discount rates. The acquired loans were recorded at fair value at the acquisition date without carryover of VRB’s previously established allowance for loan losses.

We identified the valuation of acquired loans as a critical audit matter because of the judgments necessary by management to identify purchased loans with deteriorated credit quality since acquisition and to determine the fair value of the loan portfolio acquired, and the related high degree of auditor judgment and the extensive audit effort involved in testing management’s significant estimates and assumptions, including using individuals with specialized skill and knowledge.

105 TriCo Bancshares 2022 10-K

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation and operating effectiveness of controls relating to the completeness and accuracy of acquired loan level data, and the fair value estimate of acquired loans, including significant assumptions and methods utilized in the calculation.

•Testing the completeness and accuracy of acquired loan level data used in the fair value estimate calculation.

•Testing the completeness and accuracy of loans identified as purchase credit deteriorated since origination and evaluating identification criteria utilized by management.

•Utilizing our internal valuation specialists to:

◦Test management’s approach to the fair value estimate for reasonableness.

◦Validate the reasonableness of assumptions utilized in the determination of the fair value of acquired loans, including the principal default and loss rates, prepayment rates and market discount rates assumptions.

◦Independently estimate the fair value of the acquired loans and compare it to the fair value recorded by management.

/s/ Moss Adams LLP

Sacramento, California
March 1, 2023

We have served as the Company’s auditor since 2018.
106 TriCo Bancshares 2022 10-K

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2022, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.
(b) Management’s Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm
Management’s report on internal control over financial reporting is set forth on page 104 of this report and is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in its report, which is set forth on pages 105 - 107 of this report and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2022 was so disclosed.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None
107 TriCo Bancshares 2022 10-K

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2023 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
Equity Compensation Plans
The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2022. All of our equity compensation plans have been approved by shareholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under future equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	—	$—	—
Equity compensation plans approved by shareholders	15,500	$21.27	708,625
Total	15,500	$21.27	708,625
The information required by this Item 11 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2023 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2023 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2023 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2023 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
108 TriCo Bancshares 2022 10-K

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
10.1*
Form of Change of Control Agreement among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, John Fleshood, Peter Wiese and other executives (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on April 14, 2021).

10.2*	TriCo’s 2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed April 3, 2013).
10.3*
Amended and Restated Employment Agreement between TriCo, Tri Counties Savings Bank and Richard Smith dated as of April 12, 2021 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 13, 2021).

10.4*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.5*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.6*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.7*	The Restated 2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors (Effective January 1, 2021).
10.8*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.9*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.10*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.11*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.12*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Craig Carney and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
109 TriCo Bancshares 2022 10-K

10.13*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, Craig Compton, John Hasbrook, and Michael Koehnen (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.14*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and Craig Carney (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.15*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, Craig Compton, John Hasbrook, and Michael Koehnen (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.16*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).
10.17*	Form of Indemnification Agreement between Tri Counties Bank and its directors and executive officers
10.18*	Form of Stock Option, Stock Appreciation Right, Restricted Stock Unit Award, and Performance Share Award Agreements, and Notice of Grant of Stock Option pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to TriCo’s Annual Report on Form 10-K for the year ended December 31, 2017).
10.19*	Form of Restricted Stock Unit Agreement and Grant Notice for Executives pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).
10.20*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Employee Directors pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed November 14, 2014).
10.21*	Form of Performance Award Agreement and Grant Notice pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to TriCo’s Current Report on Form 8-K filed August 13, 2014).
10.22*	TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to TriCo's Annual Report on Form 10-K filed on March 2, 2019).
10.23*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-employee Directors pursuant to TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.24*	Form of Restricted Stock Unit Agreement and Grant Notice for Employees pursuant to TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 of TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.25*	Form of Performance Award Agreement and Grant Notice pursuant to TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.26*	Form of Restricted Stock Unit Agreement and Grant Notice for Executives pursuant to TriCo's 2019 Equity Incentive Plan.
10.27*	Form of Performance Award and Grant Notice for Executives pursuant to TriCo's 2019 Equity Incentive Plan.
21.1	List of Subsidiaries
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO**
32.2	Section 1350 Certification of CFO**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
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
110 TriCo Bancshares 2022 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2023		TRICO BANCSHARES

	By:	/s/ Richard P. Smith
Richard P. Smith, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 1, 2023	/s/ Richard P. Smith
Richard P. Smith, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 1, 2023	/s/ Peter G. Wiese
Peter G. Wiese, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 1, 2023	/s/ Kirsten E. Garen
Kirsten E. Garen, Director

Date: March 1, 2023	/s/ Cory W. Giese
Cory W. Giese, Independent Lead Director

Date: March 1, 2023	/s/ John S.A. Hasbrook
John S.A. Hasbrook, Director

Date: March 1, 2023	/s/ Margaret L. Kane
Margaret L. Kane, Director

Date: March 1, 2023	/s/ Michael W. Koehnen
Michael W. Koehnen, Director

Date: March 1, 2023	/s/ Anthony L. Leggio
Anthony L. Leggio, Director

Date: March 1, 2023	/s/ Martin A. Mariani
Martin A. Mariani, Director

Date: March 1, 2023	/s/ Thomas C. McGraw
Thomas C. McGraw, Director

Date: March 1, 2023	/s/ Kimberley H. Vogel
Kimberley H. Vogel, Director

Date: March 1, 2023	/s/ Jon Y. Nakamura
Jon Y. Nakamura, Director

111 TriCo Bancshares 2022 10-K