Form 10-Q
period 2023-03-31
TRICO BANCSHARES /
filed 2023-05-10
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: March 31, 2023

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
Common stock, no par value: 33,206,788 shares outstanding as of May 5, 2023.

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	March 31, 2023	December 31, 2022
Assets:
Cash and due from banks	$77,933	$96,323
Cash at Federal Reserve and other banks	32,402	10,907
Cash and cash equivalents	110,335	107,230
Investment securities:
Marketable equity securities	2,640	2,598
Available for sale debt securities, net of allowance for credit losses of $0	2,405,812	2,452,438
Held to maturity debt securities, net of allowance for credit losses of $0	152,067	160,983
Restricted equity securities	17,250	17,250
Loans held for sale	226	1,846
Loans	6,422,421	6,450,447
Allowance for credit losses	(108,407)	(105,680)
Total loans, net	6,314,014	6,344,767
Premises and equipment, net	72,096	72,327
Cash value of life insurance	134,544	133,742
Accrued interest receivable	31,388	31,856
Goodwill	304,442	304,442
Other intangible assets, net	15,014	16,670
Operating leases, right-of-use	30,000	26,862
Other assets	252,566	257,975
Total assets	$9,842,394	$9,930,986
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$3,236,696	$3,502,095
Interest-bearing	4,789,169	4,826,918
Total deposits	8,025,865	8,329,013
Accrued interest payable	1,643	1,167
Operating lease liability	32,228	29,004
Other liabilities	157,222	159,741
Other borrowings	434,140	264,605
Junior subordinated debt	101,051	101,040
Total liabilities	8,752,149	8,884,570
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, no par value: 50,000,000 shares authorized; 33,195,250 and 33,331,513 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	695,168	697,448
Retained earnings	564,538	542,873
Accumulated other comprehensive loss, net of tax	(169,461)	(193,905)
Total shareholders’ equity	1,090,245	1,046,416
Total liabilities and shareholders’ equity	$9,842,394	$9,930,986
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended March 31,
	2023	2022
Interest and dividend income:
Loans, including fees	$82,415	$57,745
Investments:
Taxable securities	18,622	9,962
Tax exempt securities	1,307	942
Dividends	304	261
Interest bearing cash at Federal Reserve and other banks	259	285
Total interest and dividend income	102,907	69,195
Interest expense:
Deposits	5,145	678
Other borrowings	2,809	5
Junior subordinated debt	1,617	588
Total interest expense	9,571	1,271
Net interest income	93,336	67,924
Provision for credit losses	4,195	8,330
Net interest income after credit loss provision	89,141	59,594
Non-interest income:
Service charges and fees	11,197	11,696
Gain on sale of loans	206	1,246
Loss on sale of investment securities	(164)	—
Asset management and commission income	934	887
Increase in cash value of life insurance	802	638
Other	660	629
Total non-interest income	13,635	15,096
Non-interest expense:
Salaries and related benefits	32,563	28,597
Other	21,231	17,850
Total non-interest expense	53,794	46,447
Income before provision for income taxes	48,982	28,243
Provision for income taxes	13,149	7,869
Net income	$35,833	$20,374
Per share data:
Basic earnings per share	$1.08	$0.68
Diluted earnings per share	$1.07	$0.67
Dividends per share	$0.30	$0.25

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands; unaudited)

	Three months ended March 31,
	2023	2022
Net income	$35,833	$20,374
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	24,444	(78,397)
Change in minimum pension liability	—	58
Change in joint beneficiary agreements	—	—
Other comprehensive income (loss)	24,444	(78,339)
Comprehensive income (loss)	$60,277	$(57,965)
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2022	29,730,424	$532,244	$466,959	$981	$1,000,184
Net income			20,374		20,374
Other comprehensive loss				(78,339)	(78,339)
Stock options exercised	3,325	55			55
RSU vesting		565			565
PSU vesting		247			247
RSUs released					—
Issuance of common stock	4,105,518	173,585			173,585
Repurchase of common stock	(1,332)	(24)	(32)		(56)
Dividends paid ($0.30 per share)			(7,433)		(7,433)
Three months ended March 31, 2022	33,837,935	$706,672	$479,868	$(77,358)	$1,109,182

Balance at January 1, 2023	33,331,513	$697,448	$542,873	$(193,905)	$1,046,416
Net income			35,833		35,833
Other comprehensive income				24,444	24,444
Stock options exercised	4,000	78			78
RSU vesting		728			728
PSU vesting		313			313
RSUs released	22,118				—
Repurchase of common stock	(162,381)	(3,399)	(4,196)		(7,595)
Dividends paid ($0.30 per share)			(9,972)		(9,972)
Three months ended March 31, 2023	33,195,250	$695,168	$564,538	$(169,461)	$1,090,245

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the three months ended March 31,
	2023	2022
Operating activities:
Net income	$35,833	$20,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	1,566	1,409
Amortization of intangible assets	1,656	1,228
Provision for credit losses	4,195	8,330
Amortization of investment securities premium, net	174	5,618
Loss on sale of investment securities	164	—
Originations of loans for resale	(6,281)	(30,187)
Proceeds from sale of loans originated for resale	8,058	33,509
Gain on sale of loans	(206)	(1,246)
Change in market value of mortgage servicing rights	209	(274)
Operating lease expense payments	(1,653)	(1,292)
Gain on disposal of fixed assets	—	(1,078)
Increase in cash value of life insurance	(802)	(638)
(Gain) loss on marketable equity securities	(42)	137
Equity compensation vesting expense	1,041	812
Change in:
Interest receivable	468	(83)
Interest payable	476	(801)
Amortization of operating lease ROUA	1,739	1,374
Other assets and liabilities, net	(7,640)	(2,347)
Net cash from operating activities	38,955	34,845
Investing activities:
Proceeds from maturities of securities available for sale	56,905	85,298
Proceeds from maturities of securities held to maturity	8,842	12,894
Proceeds from sale of available for sale securities	24,160	—
Purchases of securities available for sale	—	(247,354)
Loan origination and principal collections, net	26,558	(161,865)
Proceeds from sale of premises and equipment	—	6,689
Purchases of premises and equipment	(1,213)	(631)
Cash acquired from VRB, net of cash consideration paid	—	426,883
Net cash from investing activities	115,252	121,914
Financing activities:
Net change in deposits	(303,148)	131,839
Net change in other borrowings	169,535	(13,903)
Repurchase of common stock, net of option exercises	(7,595)	—
Dividends paid	(9,972)	(7,433)
Exercise of stock options	78	—
Net cash (used by) from financing activities	(151,102)	110,503
Net change in cash and cash equivalents	3,105	267,262
Cash and cash equivalents, beginning of period	107,230	768,421
Cash and cash equivalents, end of period	$110,335	$1,035,683

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$34,540	$(111,302)
Loans transferred to held-for-sale	—	12,044
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	621	55
Obligations incurred in conjunction with leased assets	4,484	521
Loans transferred to foreclosed assets	—	313
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$9,095	$1,546
Cash paid for income taxes	—	—
Business combination (1)

(1) During the period ended March 31, 2022, the VRB acquisition included fair value tangible assets acquired of $1.37 billion, liabilities assumed of $1.28 billion, resulting in goodwill of $0.09 billion.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
TriCo Bancshares (the “Company” or “we”) is a California corporation organized to act as a bank holding company for Tri Counties Bank (the “Bank”). The Company and the Bank are headquartered in Chico, California. The Bank is a California-chartered bank that is engaged in the general commercial banking business in 33 California counties. The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. All adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation.
The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by the Company and three acquired with the acquisition of North Valley Bancorp. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1.76 million are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. See the footnote 'Junior Subordinated Debt' for additional information on borrowings outstanding.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). The Company believes that the disclosures made are adequate to make the information not misleading.
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
Allowance for Credit Losses - Securities
The Company measures expected credit losses on HTM debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on HTM debt securities was considered insignificant at March 31, 2023 and is therefore excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption.

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
The Company evaluates AFS debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the three month periods ended March 31, 2023 and 2022, respectively.
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
Allowance for Credit Losses - Loans
The ACL is a valuation account that is deducted from the loan's amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when management believes the recorded loan balance is confirmed as uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Regardless of the determination that a charge-off is appropriate for financial accounting purposes, the Company manages its loan portfolio by continually monitoring, where possible, a borrower's ability to pay through the collection of financial information, delinquency status, borrower discussion and the encouragement to repay in accordance with the original contract or modified terms, if appropriate.
Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Historical credit loss experience provides the basis for the estimation of expected credit losses, which captures loan balances as of a point in time to form a cohort, then tracks the respective losses generated by that cohort of loans over the remaining life. The Company identified and accumulated loan cohort historical loss data beginning with the fourth quarter of 2008 and through the current period. In situations where the Company's actual loss history was not statistically relevant, the loss history of peers, defined as financial institutions with assets greater than three billion and less than ten billion, were utilized to create a minimum loss rate. Adjustments to historical loss information are made for differences in relevant current loan-specific risk characteristics, such as historical timing of losses relative to the loan origination. In its loss forecasting framework, the Company incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios incorporate variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to changes in environmental conditions, such as California unemployment rates, household debt levels, changes in corporate debt yields, and U.S. gross domestic product.
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
Accounting Standards Recently Issued or Adopted
FASB issued ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The adoption of this accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.
FASB issued ASU 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU addresses feedback received from adopters of CECL, specifically regarding accounting guidance for TDRs and disclosures of gross write-offs by year of loan origination. Accounting guidance for TDRs by creditors will be eliminated under this amendment, while also enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Amendments in this ASU were effective for the Company beginning January 1, 2023 and applied on a prospective basis. The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial statements.
Note 2 - Business Combinations
On March 25, 2022, the Company completed its acquisition of Valley Republic Bancorp, including the merger of Valley Republic Bank into Tri Counties Bank, with Tri Counties Bank as the surviving entity, in accordance with the terms of the merger agreement dated as of July 27, 2021. The cash and stock transaction was valued at approximately $174.0 million in aggregate, based on TriCo's closing stock price of $42.48 on March 25, 2022. Under the terms of the merger agreement, the Company issued approximately 4.1 million shares, in addition to approximately $0.4 million in cash paid out for settlement of stock option awards at VRB.

The following table summarizes the consideration paid for VRB and the amounts of assets acquired and liabilities assumed that were recorded at the acquisition date (in thousands):

Fair Value as of March 25, 2022
Fair value of consideration transferred:
Fair value of shares issued	$173,585
Cash consideration	431
Total fair value of consideration transferred	174,016
Assets acquired:
Cash and cash equivalents	427,314
Securities available for sale	109,716
Loans and leases	771,353
Premises and equipment	4,658
Cash value of life insurance	13,609
Core deposit intangible	10,635
Other assets	29,744
Total assets acquired	1,367,029
Liabilities assumed:
Deposits	(1,215,479)
Subordinated debt	(47,236)
SERP liability	(3,352)
Other liabilities	(10,516)
Total liabilities assumed	(1,276,583)
Total net assets acquired	90,446
Goodwill recognized	$83,570
Note 3 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	March 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,531,759	$5	$(174,329)	$—	$1,357,435
Obligations of states and political subdivisions	308,129	698	(28,927)	—	279,900
Corporate bonds	6,165	—	(427)	—	5,738
Asset backed securities	440,259	18	(12,913)	—	427,364
Non-agency collateralized mortgage obligations	375,345	—	(39,970)	—	335,375
Total debt securities available for sale	$2,661,657	$721	$(256,566)	$—	$2,405,812
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$148,700	$1	$(9,942)	—	138,759
Obligations of states and political subdivisions	3,367	14	(5)	—	3,376
Total debt securities held to maturity	$152,067	$15	$(9,947)	$—	$142,135

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,568,408	$3	$(195,642)	$—	$1,372,769
Obligations of states and political subdivisions	332,625	401	(39,821)	—	293,205
Corporate bonds	6,164	—	(413)	—	5,751
Asset backed securities	454,943	17	(15,193)	—	439,767
Non-agency collateralized mortgage obligations	380,847	—	(39,901)	—	340,946
Total debt securities available for sale	$2,742,987	$421	$(290,970)	$—	$2,452,438
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$154,830	$2	$(11,013)	$—	$143,819
Obligations of states and political subdivisions	6,153	13	(47)	—	6,119
Total debt securities held to maturity	$160,983	$15	$(11,060)	$—	$149,938
Proceeds from the sale of investment securities totaled $24.2 million for the three months ended March 31, 2023, resulting in gross realized losses of $0.2 million. There were no sales of investment securities during the three months ended March 31, 2022. Investment securities with an aggregate carrying value of $648.4 million and $595.8 million at March 31, 2023 and December 31, 2022, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at March 31, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2023, obligations of U.S. government corporations and agencies with a cost basis totaling $1,502.5 billion consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At March 31, 2023, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.53 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.
As of March 31, 2023, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$57,662	$56,205	$—	$—
Due after one year through five years	114,294	109,745	5,316	5,157
Due after five years through ten years	407,960	389,802	9,592	9,081
Due after ten years	2,081,741	1,850,060	137,159	127,897
Totals	$2,661,657	$2,405,812	$152,067	$142,135
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

March 31, 2023:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$298,264	$(18,024)	$1,058,654	$(156,305)	$1,356,918	$(174,329)
Obligations of states and political subdivisions	126,230	(7,797)	105,039	(21,130)	231,269	(28,927)
Corporate bonds	1,846	(135)	3,892	(292)	5,738	(427)
Asset backed securities	112,239	(1,994)	309,739	(10,919)	421,978	(12,913)
Non-agency collateralized mortgage obligations	73,343	(2,639)	248,617	(37,331)	321,960	(39,970)
Total debt securities available for sale	$611,922	$(30,589)	$1,725,941	$(225,977)	$2,337,863	$(256,566)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$41,389	$(2,252)	$97,370	$(7,690)	$138,759	$(9,942)
Obligations of states and political subdivisions	1,050	(5)	—	—	1,050	(5)
Total debt securities held to maturity	$42,439	$(2,257)	$97,370	$(7,690)	$139,809	$(9,947)

December 31, 2022:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$605,615	$(61,408)	$766,612	$(134,234)	$1,372,227	$(195,642)
Obligations of states and political subdivisions	219,532	(26,904)	43,282	(12,917)	262,814	(39,821)
Corporate bonds	5,751	(413)	—	—	5,751	(413)
Asset backed securities	231,703	(4,955)	205,329	(10,238)	437,032	(15,193)
Non-agency collateralized mortgage obligations	123,075	(3,421)	203,620	(36,480)	326,695	(39,901)
Total debt securities available for sale	$1,185,676	(97,101)	$1,218,843	$(193,869)	$2,404,519	$(290,970)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$143,577	$(11,013)	$—	$—	$143,577	$(11,013)
Obligations of states and political subdivisions	4,530	(47)	—	—	4,530	(47)
Total debt securities held to maturity	$148,107	$(11,060)	$—	$—	$148,107	$(11,060)
Obligations of U.S. government agencies: The unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases and illiquidity. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded. At March 31, 2023, 261 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of 10.97% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of March 31, 2023. At March 31, 2023, 159 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 11.07% from the Company’s amortized cost basis.
Corporate bonds: The unrealized losses on investments in corporate bonds were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of March 31, 2023. At March 31, 2023, 6 debt securities representing corporate bonds had unrealized losses with aggregate depreciation of 6.93% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors for these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through March 31, 2023 has not experienced any deterioration in credit rating. At March 31, 2023, 47 asset backed securities had unrealized losses with aggregate depreciation of 2.97% from the Company’s amortized cost basis. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of March 31, 2023.
Non-agency collateralized mortgage obligations: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses as of and for the year ended March 31, 2023. At March 31, 2023, 22 asset backed securities had unrealized losses with aggregate depreciation of 11.04% from the Company’s amortized cost basis.
The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	March 31, 2023		December 31, 2022
(in thousands)	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
Obligations of U.S. government agencies	$148,700	$—	$154,830	$—
Obligations of states and political subdivisions	3,367	—	6,153	—
Total debt securities held to maturity	$152,067	$—	$160,983	$—

Note 4 – Loans
A summary of loan balances at amortized cost are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Commercial real estate:
CRE non-owner occupied	$2,161,059	$2,149,725
CRE owner occupied	971,210	984,807
Multifamily	946,693	944,537
Farmland	274,997	280,014
Total commercial real estate loans	4,353,959	4,359,083
Consumer:
SFR 1-4 1st DT liens	803,407	790,349
SFR HELOCs and junior liens	375,591	393,666
Other	54,799	56,728
Total consumer loans	1,233,797	1,240,743
Commercial and industrial	553,098	569,921
Construction	225,996	211,560
Agriculture production	47,062	61,414
Leases	8,509	7,726
Total loans, net of deferred loan fees and discounts	$6,422,421	$6,450,447
Total principal balance of loans owed, net of charge-offs	$6,467,936	$6,496,210
Unamortized net deferred loan fees	(16,423)	(15,275)
Discounts to principal balance of loans owed, net of charge-offs	(29,092)	(30,488)
Total loans, net of unamortized deferred loan fees and discounts	$6,422,421	$6,450,447
Allowance for credit losses on loans	$(108,407)	$(105,680)

Note 5 – Allowance for Credit Losses
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Three months ended March 31, 2023
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$30,962	$—	$—	$2,001	$32,963
CRE owner occupied	14,014	—	—	545	14,559
Multifamily	13,132	—	—	741	13,873
Farmland	3,273	—	—	269	3,542
Total commercial real estate loans	61,381	—	—	3,556	64,937
Consumer:
SFR 1-4 1st DT liens	11,268	—	—	652	11,920
SFR HELOCs and junior liens	11,413	(42)	65	(522)	10,914
Other	1,958	(142)	51	195	2,062
Total consumer loans	24,639	(184)	116	325	24,896
Commercial and industrial	13,597	(1,574)	53	(7)	12,069
Construction	5,142	—	—	513	5,655
Agriculture production	906	—	1	(74)	833
Leases	15	—	—	2	17
Allowance for credit losses on loans	105,680	(1,758)	170	4,315	108,407
Reserve for unfunded commitments	4,315	—	—	(120)	4,195
Total	$109,995	$(1,758)	$170	$4,195	$112,602

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

For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Year ended December 31, 2022
(in thousands)	Beginning Balance	ACL of PCD Loans	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$25,739	$746	$—	$1	$4,476	$30,962
CRE owner occupied	10,691	63	—	2	3,258	14,014
Multifamily	12,395	—	—	—	737	13,132
Farmland	2,315	764	(294)	—	488	3,273
Total commercial real estate loans	51,140	1,573	(294)	3	8,959	61,381
Consumer:
SFR 1-4 1st DT liens	10,723	144	—	79	322	11,268
SFR HELOCs and junior liens	10,510	—	(22)	429	496	11,413
Other	2,241	—	(572)	235	54	1,958
Total consumer loans	23,474	144	(594)	743	872	24,639
Commercial and industrial	3,862	81	(697)	1,157	9,194	13,597
Construction	5,667	201	—	—	(726)	5,142
Agriculture production	1,215	38	—	4	(351)	906
Leases	18	—	—	—	(3)	15
Allowance for credit losses on loans	85,376	2,037	(1,585)	1,907	17,945	105,680
Reserve for unfunded commitments	3,790	—	—	—	525	4,315
Total	$89,166	$2,037	$(1,585)	$1,907	$18,470	$109,995

	Allowance for credit losses – Three months ended March 31, 2022
(in thousands)	Beginning Balance	ACL of PCD Loans	Charge-offs	Recoveries	Provision	Ending Balance
Commercial real estate:
CRE non-owner occupied	$25,739	$746	$—	$—	$1,570	$28,055
CRE owner occupied	10,691	63	—	—	1,317	12,071
Multifamily	12,395	—	—	—	(408)	11,987
Farmland	2,315	764	(294)	—	94	2,879
Total commercial real estate loans	51,140	1,573	(294)	—	2,573	54,992
Consumer:
SFR 1-4 1st DT liens	10,723	144	—	40	(238)	10,669
SFR HELOCs and junior liens	10,510	—	—	175	158	10,843
Other	2,241	—	(119)	71	(26)	2,167
Total consumer loans	23,474	144	(119)	286	(106)	23,679
Commercial and industrial	3,862	81	(330)	887	4,542	9,042
Construction	5,667	201	—	—	1,569	7,437
Agriculture production	1,215	38	—	1	(371)	883
Leases	18	—	—	—	(2)	16
Allowance for credit losses on loans	85,376	2,037	(743)	1,174	8,205	96,049
Reserve for unfunded commitments	3,790	—	—	—	125	3,915
Total	$89,166	$2,037	$(743)	$1,174	$8,330	$99,964

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including, but not limited to, trends relating to (i) the level of criticized and classified loans, (ii) net charge-offs, (iii) non-performing loans, and (iv) delinquency within the portfolio. The Company analyzes loans individually to classify the loans as to credit risk and grading. This analysis is performed annually for all outstanding balances greater than $1 million and non-homogeneous loans, such as commercial real estate loans, unless other indicators, such as delinquency, trigger more frequent evaluation. Loans below the $1 million threshold and homogenous in nature are evaluated as needed for proper grading based on delinquency and borrower credit scores.
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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$29,991	$412,225	$293,358	$152,186	$225,912	$868,576	$120,771	$—	$2,103,019
Special Mention	—	—	7,430	—	19,905	25,555	1,556	—	54,446
Substandard	—	—	827	743	218	1,806	—	—	3,594
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$29,991	$412,225	$301,615	$152,929	$246,035	$895,937	$122,327	$—	$2,161,059
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$17,630	$201,342	$194,894	$121,856	$63,323	$291,219	$33,526	$—	$923,790
Special Mention	—	131	16,818	232	724	7,794	838	—	26,537
Substandard	—	3,153	—	5,217	1,877	10,479	157	—	20,883
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$17,630	$204,626	$211,712	$127,305	$65,924	$309,492	$34,521	$—	$971,210
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
Multifamily risk ratings
Pass	$2,849	$178,177	$289,301	$95,352	$108,051	$239,322	$33,524	$—	$946,576
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	117	—	—	117
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$2,849	$178,177	$289,301	$95,352	$108,051	$239,439	$33,524	$—	$946,693
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$14,429	$46,353	$53,146	$16,430	$18,037	$46,924	$52,382	$—	$247,701
Special Mention	—	3,140	—	304	5,000	3,386	—	—	11,830
Substandard	—	—	775	371	—	10,837	3,483	—	15,466
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$14,429	$49,493	$53,921	$17,105	$23,037	$61,147	$55,865	$—	$274,997
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$15,719	$193,110	$271,654	$127,830	$32,755	$141,016	$8	$3,506	$785,598
Special Mention	—	1,079	—	3,234	280	8,662	—	67	13,322
Substandard	—	—	1,189	—	—	2,667	—	631	4,487
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$15,719	$194,189	$272,843	$131,064	$33,035	$152,345	$8	$4,204	$803,407
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR HELOCs and Junior Liens
Pass	$360	$—	$—	$—	$—	$119	$362,806	$7,858	$371,143
Special Mention	—	—	—	—	—	—	646	23	669
Substandard	—	—	—	—	—	—	3,159	620	3,779
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$360	$—	$—	$—	$—	$119	$366,611	$8,501	$375,591
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$43	$43

Consumer loans:
Other risk ratings
Pass	$4,305	$11,888	$12,044	$9,376	$9,680	$6,274	$588	$—	$54,155
Special Mention	—	—	13	64	130	200	16	—	423
Substandard	—	—	—	42	70	87	22	—	221
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$4,305	$11,888	$12,057	$9,482	$9,880	$6,561	$626	$—	$54,799
Current period gross write-offs	$96	$6	$—	$—	$29	$7	$3	$—	$141

	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$34,754	$107,807	$64,490	$15,801	$20,277	$11,093	$273,269	$402	$527,893
Special Mention	44	2,750	60	20	29	1,037	9,453	—	13,393
Substandard	—	1,223	1,869	3,235	11	298	5,076	100	11,812
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$34,798	$111,780	$66,419	$19,056	$20,317	$12,428	$287,798	$502	$553,098
Current period gross write-offs	$6	$—	$—	$1,550	$—	$—	$—	$18	$1,574

Construction loans:
Construction risk ratings
Pass	$10,823	$93,294	$67,911	$41,776	$4,904	$6,736	$—	$—	$225,444
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	458	94	—	—	552
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$10,823	$93,294	$67,911	$41,776	$5,362	$6,830	$—	$—	$225,996
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$50	$3,140	$2,567	$1,003	$929	$9,755	$21,690	$—	$39,134
Special Mention	—	—	—	—	—	103	4,769	—	4,872
Substandard	—	—	—	—	—	—	3,056	—	3,056
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$50	$3,140	$2,567	$1,003	$929	$9,858	$29,515	$—	$47,062
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Leases:
Lease risk ratings
Pass	$8,509	$—	$—	$—	$—	$—	$—	$—	$8,509
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$8,509	$—	$—	$—	$—	$—	$—	$—	$8,509
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$139,419	$1,247,336	$1,249,365	$581,610	$483,868	$1,621,034	$898,564	$11,766	$6,232,962
Special Mention	44	7,100	24,321	3,854	26,068	46,737	17,278	90	125,492
Substandard	—	4,376	4,660	9,608	2,634	26,385	14,953	1,351	63,967
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$139,463	$1,258,812	$1,278,346	$595,072	$512,570	$1,694,156	$930,795	$13,207	$6,422,421
Current period gross write-offs	$102	$6	$—	$1,550	$29	$7	$3	$61	$1,758

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$399,910	$304,636	$152,960	$221,659	$147,842	$748,994	$123,794	$—	$2,099,795
Special Mention	—	—	—	20,033	—	21,681	1,346	—	43,060
Substandard	—	864	768	—	1,059	4,179	—	—	6,870
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$399,910	$305,500	$153,728	$241,692	$148,901	$774,854	$125,140	$—	$2,149,725

Commercial real estate:
CRE owner occupied risk ratings
Pass	$210,101	$197,787	$120,929	$64,244	$49,755	$251,137	$43,343	$—	$937,296
Special Mention	131	16,296	234	731	—	6,971	879	—	25,242
Substandard	3,213	—	5,249	1,893	1,103	10,654	157	—	22,269
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$213,445	$214,083	$126,412	$66,868	$50,858	$268,762	$44,379	$—	$984,807

Commercial real estate:
Multifamily risk ratings
Pass	$159,318	$290,170	$96,937	$108,586	$106,287	$154,125	$28,989	$—	$944,412
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	125	—	—	125
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$159,318	$290,170	$96,937	$108,586	$106,287	$154,250	$28,989	$—	$944,537

Commercial real estate:
Farmland risk ratings
Pass	$47,067	$53,275	$16,739	$18,589	$12,386	$34,528	$53,684	$—	$236,268
Special Mention	3,139	783	246	5,000	—	3,991	14,275	—	27,434
Substandard	—	—	1,772	765	3,158	7,094	3,523	—	16,312
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$50,206	$54,058	$18,757	$24,354	$15,544	$45,613	$71,482	$—	$280,014

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$194,933	$265,370	$131,922	$33,395	$28,545	$115,469	$8	$2,924	$772,566
Special Mention	—	—	1,531	282	3,277	5,854	—	465	11,409
Substandard	—	1,204	—	—	1,004	3,521	—	645	6,374
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$194,933	$266,574	$133,453	$33,677	$32,826	$124,844	$8	$4,034	$790,349

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
SFR HELOCs and Junior Liens
Pass	$505	$—	$—	$—	$—	$127	$378,939	$8,462	$388,033
Special Mention	—	—	—	—	—	—	1,842	81	1,923
Substandard	—	—	—	—	—	—	3,072	638	3,710
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$505	$—	$—	$—	$—	$127	$383,853	$9,181	$393,666

Consumer loans:
Other risk ratings
Pass	$14,070	$12,990	$10,211	$10,650	$5,225	$1,945	$899	$—	$55,990
Special Mention	—	18	77	135	176	32	47	—	485
Substandard	—	—	42	92	—	96	23	—	253
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$14,070	$13,008	$10,330	$10,877	$5,401	$2,073	$969	$—	$56,728

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$125,710	$64,966	$17,746	$23,131	$7,628	$5,051	$297,341	$483	$542,056
Special Mention	3,032	139	21	49	138	768	11,547	—	15,694
Substandard	1,293	1,142	5,179	14	33	611	3,798	101	12,171
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$130,035	$66,247	$22,946	$23,194	$7,799	$6,430	$312,686	$584	$569,921

Construction loans:
Construction risk ratings
Pass	$72,840	$72,308	$43,409	$15,358	$2,159	$4,900	$—	$—	$210,974
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	457	—	129	—	—	586
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$72,840	$72,308	$43,409	$15,815	$2,159	$5,029	$—	$—	$211,560

Agriculture production loans:
Agriculture production risk ratings
Pass	$3,414	$2,777	$1,149	$1,104	$8,902	$1,058	$38,425	$—	$56,829
Special Mention	—	—	—	—	90	31	1,632	—	1,753
Substandard	—	—	—	—	—	—	2,832	—	2,832
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$3,414	$2,777	$1,149	$1,104	$8,992	$1,089	$42,889	$—	$61,414

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Leases:
Lease risk ratings
Pass	$7,726	$—	$—	$—	$—	$—	$—	$—	$7,726
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$7,726	$—	$—	$—	$—	$—	$—	$—	$7,726

Total loans outstanding:
Risk ratings
Pass	$1,235,594	$1,264,279	$592,002	$496,716	$368,729	$1,317,334	$965,422	$11,869	$6,251,945
Special Mention	6,302	17,236	2,109	26,230	3,681	39,328	31,568	546	127,000
Substandard	4,506	3,210	13,010	3,221	6,357	26,409	13,405	1,384	71,502
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$1,246,402	$1,284,725	$607,121	$526,167	$378,767	$1,383,071	$1,010,395	$13,799	$6,450,447

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of March 31, 2023
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$623	$—	$—	$623	$2,160,436	$2,161,059
CRE owner occupied	156	82	172	410	970,800	971,210
Multifamily	—	—	—	—	946,693	946,693
Farmland	150	—	—	150	274,847	274,997
Total commercial real estate loans	929	82	172	1,183	4,352,776	4,353,959
Consumer:
SFR 1-4 1st DT liens	442	557	356	1,355	802,052	803,407
SFR HELOCs and junior liens	—	1,342	793	2,135	373,456	375,591
Other	49	136	121	306	54,493	54,799
Total consumer loans	491	2,035	1,270	3,796	1,230,001	1,233,797
Commercial and industrial	471	1,620	364	2,455	550,643	553,098
Construction	—	78	379	457	225,539	225,996
Agriculture production	—	—	—	—	47,062	47,062
Leases	—	—	—	—	8,509	8,509
Total	$1,891	$3,815	$2,185	$7,891	$6,414,530	$6,422,421

	Analysis of Past Due Loans - As of December 31, 2022
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$—	$—	$—	$—	$2,149,725	$2,149,725
CRE owner occupied	—	98	75	173	984,634	984,807
Multifamily	159	—	—	159	944,378	944,537
Farmland	—	—	—	—	280,014	280,014
Total commercial real estate loans	159	98	75	332	4,358,751	4,359,083
Consumer:
SFR 1-4 1st DT liens	24	—	279	303	790,046	790,349
SFR HELOCs and junior liens	172	166	707	1,045	392,621	393,666
Other	26	34	55	115	56,613	56,728
Total consumer loans	222	200	1,041	1,463	1,239,280	1,240,743
Commercial and industrial	2,300	190	283	2,773	567,148	569,921
Construction	—	—	379	379	211,181	211,560
Agriculture production	—	—	—	—	61,414	61,414
Leases	—	—	—	—	7,726	7,726
Total	$2,681	$488	$1,778	$4,947	$6,445,500	$6,450,447
The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of March 31, 2023			As of December 31, 2022
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$1,671	$1,671	$—	$1,739	$1,739	$—
CRE owner occupied	3,848	3,848	—	4,938	4,938	—
Multifamily	117	117	—	125	125	—
Farmland	371	371	—	1,772	1,772	—
Total commercial real estate loans	6,007	6,007	—	8,574	8,574	—
Consumer:
SFR 1-4 1st DT liens	3,532	3,532	—	4,117	4,220	—
SFR HELOCs and junior liens	2,790	3,373	—	2,498	3,155	—
Other	78	139	—	47	84	—
Total consumer loans	6,400	7,044	—	6,662	7,459	—
Commercial and industrial	95	1,372	189	1,224	3,518	—
Construction	457	457	—	491	491	—
Agriculture production	957	957	—	1,279	1,279	—
Leases	—	—	—	—	—	—
Sub-total	13,916	15,837	189	18,230	21,321	—
Less: Guaranteed loans	(75)	(230)	—	(105)	(225)
Total, net	$13,841	$15,607	$189	$18,125	$21,096	$—
Interest income on non accrual loans that would have been recognized during the three months ended March 31, 2023 and 2022, if all such loans had been current in accordance with their original terms, totaled $0.32 million and $0.17 million, respectively. Interest income actually recognized on these originated loans during the three months ended March 31, 2023 and 2022 was $17 thousand and $13 thousand, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of March 31, 2023
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR-1st Deed	SFR-2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$749	$95	$—	$827	$—	$—	$—	$—	$—	$—	$—	$1,671
CRE owner occupied	523	75	—	3,250	—	—	—	—	—	—	—	3,848
Multifamily	—	—	—	—	117	—	—	—	—	—	—	117
Farmland	—	—	—	—	—	371	—	—	—	—	—	371
Total commercial real estate loans	1,272	170	—	4,077	117	371	—	—	—	—	—	6,007
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	3,532	—	—	—	—	3,532
SFR HELOCs and junior liens	—	—	—	—	—	—	1,705	1,308	—	—	—	3,013
Other	—	—	—	4	—	—	—	—	124	—	2	130
Total consumer loans	—	—	—	4	—	—	5,237	1,308	124	—	2	6,675
Commercial and industrial	—	—	—	—	—	—	—	—	—	1,298	74	1,372
Construction	—	—	—	379	—	—	78	—	—	—	—	457
Agriculture production	—	—	—	—	—	—	—	—	—	—	957	957
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$1,272	$170	$—	$4,460	$117	$371	$5,315	$1,308	$124	$1,298	$1,033	$15,468

	As of December 31, 2022
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$777	$98	$—	$864	$—	$—	$—	$—	$—	$—	$—	$1,739
CRE owner occupied	548	75	1,103	3,212	—	—	—	—	—	—	—	4,938
Multifamily	—	—	—	—	125	—	—	—	—	—	—	125
Farmland	—	—	—	—	—	1,772	—	—	—	—	—	1,772
Total commercial real estate loans	1,325	173	1,103	4,076	125	1,772	—	—	—	—	—	8,574
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	4,220	—	—	—	—	4,220
SFR HELOCs and junior liens	—	—	—	—	—	—	1,664	1,121	—	—	—	2,785
Other	—	—	—	5	—	—	—	—	61	—	2	68
Total consumer loans	—	—	—	5	—	—	5,884	1,121	61	—	2	7,073
Commercial and industrial	—	—	—	1,874	—	—	—	—	—	1,596	48	3,518
Construction	—	—	—	379	—	—	112	—	—	—	—	491
Agriculture production	—	—	—	—	—	—	—	—	—	—	1,279	1,279
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$1,325	$173	$1,103	$6,334	$125	$1,772	$5,996	$1,121	$61	$1,596	$1,329	$20,935

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearances, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

The following tables show the amortized cost basis of loans that were both experiencing financial difficulty and modified during the periods presented. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivables is also presented below.

For the three months ended March 31, 2023
(in thousands)	Payment Delay/Term Extension	Total % of Loans Outstanding
Commercial real estate:
CRE non-owner occupied	$—	—%
CRE owner occupied	—	—
Multifamily	—	—
Farmland	—	—
Total commercial real estate loans	—	—
Consumer:
SFR 1-4 1st DT liens	—	—
SFR HELOCs and junior liens	—	—
Other	—	—
Total consumer loans	—	—
Commercial and industrial	177	0.03
Construction	—	—
Agriculture production	—	—
Leases	—	—
Total	$177	0.03%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the quarter ended March 31, 2023.

Weighted Average Months Term Extension
Commercial and industrial	12

There were no loans with payment defaults by borrowers experiencing financial difficulty during the quarter ended March 31, 2023 which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.

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

The following table presents the components of lease expense for the periods ended:

	Three months ended March 31,
(in thousands)	2023	2022
Operating lease cost	$1,609	$1,319
Short-term lease cost	118	53
Variable lease cost	12	2
Sublease income	—	—
Total lease cost	$1,739	$1,374
The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,653	$1,292
ROUA obtained in exchange for operating lease liabilities	$4,484	$3,867
The following table presents the weighted average operating lease term and discount rate as of the period ended:

	March 31,
	2023	2022
Weighted-average remaining lease term (years)	8.3	8.8
Weighted-average discount rate	3.27%	2.90%
At March 31, 2023, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2023	$4,505
2024	5,798
2025	5,229
2026	4,688
2027	4,001
Thereafter	13,071
37,292
Discount for present value of expected cash flows	(5,064)
Lease liability at March 31, 2023	$32,228
Note 7 - Deposits
A summary of the balances of deposits follows:

(in thousands)	March 31, 2023	December 31, 2022
Noninterest-bearing demand	$3,236,696	$3,502,095
Interest-bearing demand	1,635,706	1,718,541
Savings	2,807,796	2,884,378
Time certificates, $250,000 or more	94,917	46,350
Other time certificates	250,750	177,649
Total deposits	$8,025,865	$8,329,013
Overdrawn deposit balances of $1.4 million and $1.8 million were classified as consumer loans at March 31, 2023 and December 31, 2022, respectively.

Note 8 - Subordinated Debentures
The following table summarizes the terms and recorded balances of each debenture as of the date indicated (dollars in thousands):

			Coupon Rate (Variable) 3 mo. LIBOR +	As of March 31, 2023		As of December 31, 2022
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	7.88%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	7.36%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	8.06%	5,527	5,503
North Valley Trust III	7/23/2034	5,155	2.80%	7.61%	4,404	4,383
North Valley Trust IV	3/15/2036	10,310	1.33%	6.19%	7,446	7,393
VRB Subordinated - 6%	3/29/2029	16,000	Fixed	6.00%	17,140	17,187
VRB Subordinated - 5%	8/27/2035	20,000	Fixed	5.00%	25,296	25,336
		$98,889			$101,051	$101,040
The VRB - 6% Subordinated Debt issuance has a fixed rate of 6.0% through March 29, 2024, then indexed to the three-month LIBOR plus 3.5% through the maturity date. The VRB - 5% Subordinated Debt issuance is fixed at 5.0% through August 27, 2025, then indexed to the three-month LIBOR plus 4.9% through the maturity date.
Note 9 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	March 31, 2023	December 31, 2022
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$726,505	$656,705
Consumer loans	751,193	760,588
Real estate mortgage loans	473,894	458,896
Real estate construction loans	307,152	312,371
Standby letters of credit	24,070	26,599
Deposit account overdraft privilege	129,147	126,634

Note 10 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $18.2 million and $7.8 million during the three months ended March 31, 2023 and 2022, respectively. The Bank is regulated by the FDIC and the DFPI. Absent approval from the Commissioner of the DFPI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On February 25, 2021 the Board of Directors authorized the repurchase of up to 2.0 million shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases can be determined by the Company's management and therefore the total value of the shares to be purchased under the 2021 Repurchase Plan is subject to change. The 2021 Repurchase Plan has no expiration date (in accordance with applicable laws and regulations). During the three months ended March 31, 2023 and 2022, the Company repurchased 150,000 and zero shares with market values of $7.0 million and $0, respectively.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of exercise price, if applicable, and the tax withholding on such shares. During the three months ended March 31, 2023 and 2022, exercising option holders tendered zero shares, respectively, of the Company’s common stock in connection with option exercises.

Employees also tendered 12,381 and zero shares in connection with the tax withholding requirements of other share based awards during the three months ended March 31, 2023 and 2022, respectively. In total, shares of the Company's common stock tendered had market values of $0.62 million and $0 during the quarters ended March 31, 2023 and 2022, respectively. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2021 Stock Repurchase Plans.
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
Stock option activity during the three months ended March 31, 2023 is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	15,500	$21.27
Options granted	—	—
Options exercised	(4,000)	19.46
Options forfeited	—	—
Outstanding at March 31, 2023	11,500	$21.90
The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of March 31, 2023:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	11,500	—	11,500
Weighted average exercise price	$21.90	$—	$21.90
Intrinsic value (in thousands)	$226	$—	$226
Weighted average remaining contractual term (yrs.)	1.0	0 years	1.0

As of March 31, 2023 all options outstanding are fully vested and are expected to be exercised prior to expiration. The Company did not modify any option grants during 2022 or the three months ended March 31, 2023.
Activity related to restricted stock unit awards during the three months ended March 31, 2023 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2022	139,194	114,481
RSUs granted	—	—
RSUs added through dividend and performance credits	817	—
RSUs released	(22,118)	—
RSUs forfeited/expired	—	—
Outstanding at March 31, 2023	117,893	114,481
The 117,893 of service condition vesting RSUs outstanding as of March 31, 2023 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 117,893 of service condition vesting RSUs outstanding as of March 31, 2023 are expected to vest, and be released, on a weighted-average basis, over the next 2.1 years. The Company expects to recognize $3.1 million of pre-tax compensation costs related to these service condition vesting RSUs between March 31, 2023 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2022 or during the three months ended March 31, 2023.
The 114,481 of market plus service condition vesting RSUs outstanding as of March 31, 2023 are expected to vest, and be released, on a weighted-average basis, over the next 2.1 years. The Company expects to recognize $1.8 million of pre-tax compensation costs related to these RSUs between March 31, 2023 and their vesting dates. As of March 31, 2023, the number of market plus service condition vesting

RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 171,722 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2022 or during the three months ended March 31, 2023.
Note 12 - Non-interest Income and Expense
The following table summarizes the Company’s non-interest income for the periods indicated:

	Three months ended March 31,
(in thousands)	2023	2022
ATM and interchange fees	$6,344	$6,243
Service charges on deposit accounts	3,431	3,834
Other service fees	1,166	882
Mortgage banking service fees	465	463
Change in value of mortgage servicing rights	(209)	274
Total service charges and fees	11,197	11,696
Increase in cash value of life insurance	802	638
Asset management and commission income	934	887
Gain on sale of loans	206	1,246
Lease brokerage income	98	158
Sale of customer checks	288	104
Loss on sale of investment securities	(164)	—
Gain (loss) on marketable equity securities	42	(137)
Other	232	504
Total other non-interest income	2,438	3,400
Total non-interest income	$13,635	$15,096
The components of non-interest expense were as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Base salaries, net of deferred loan origination costs	$23,000	$18,216
Incentive compensation	2,895	2,583
Benefits and other compensation costs	6,668	5,972
Total salaries and benefits expense	32,563	26,771
Occupancy	4,160	3,575
Data processing and software	4,032	3,513
Equipment	1,383	1,333
Intangible amortization	1,656	1,228
Advertising	759	637
ATM and POS network charges	1,709	1,375
Professional fees	1,589	876
Telecommunications	595	521
Regulatory assessments and insurance	792	720
Merger and acquisition expense	—	4,032
Postage	299	228
Operational (gain) losses	435	(183)
Courier service	339	414
Gain on disposal of fixed assets	—	(1,078)
Other miscellaneous expense	3,483	2,485
Total other non-interest expense	21,231	19,676
Total non-interest expense	$53,794	$46,447

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

	Three months ended March 31,
(in thousands)	2023	2022
Net income	$35,833	$20,374
Average number of common shares outstanding	33,296	30,050
Effect of dilutive stock options and restricted stock	142	152
Average number of common shares outstanding used to calculate diluted earnings per share	33,438	30,202
Options excluded from diluted earnings per share because of their antidilutive effect	—	—

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
The components of other comprehensive income (loss) and related tax effects are as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Unrealized holding gains (losses) on available for sale securities before reclassifications	$34,540	$(111,302)
Amounts reclassified out of AOCI:
Realized loss on debt securities	164	—
Unrealized holding gains (losses) on available for sale securities after reclassifications	34,704	(111,302)
Tax effect	(10,260)	32,905
Unrealized holding gains (losses) on available for sale securities, net of tax	24,444	(78,397)
Change in unfunded status of the supplemental retirement plans before reclassifications	114	63
Amounts reclassified out of AOCI:
Amortization of prior service cost	—	(7)
Amortization of actuarial losses	(114)	2
Total amounts reclassified out of accumulated other comprehensive (loss) income	(114)	(5)
Change in unfunded status of the supplemental retirement plans after reclassifications	—	58
Tax effect	—	—
Change in unfunded status of the supplemental retirement plans, net of tax	—	58
Change in joint beneficiary agreement liability before reclassifications	—	—
Tax effect	—	—
Change in joint beneficiary agreement liability before reclassifications, net of tax	—	—
Total other comprehensive income (loss)	$24,444	$(78,339)

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Net unrealized gain on available for sale securities	$(255,845)	$(290,549)
Tax effect	75,637	85,897
Unrealized holding gain on available for sale securities, net of tax	(180,208)	(204,652)
Unfunded status of the supplemental retirement plans	13,901	13,901
Tax effect	(4,110)	(4,110)
Unfunded status of the supplemental retirement plans, net of tax	9,791	9,791
Joint beneficiary agreement liability	956	956
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	956	956
Accumulated other comprehensive loss	$(169,461)	$(193,905)
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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at March 31, 2023	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,640	$2,640
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,357,435		1,357,435
Obligations of states and political subdivisions	279,900		279,900
Corporate bonds	5,738		5,738
Asset backed securities	427,364		427,364
Non-agency mortgage backed securities	335,375		335,375
Loans held for sale	226		226
Mortgage servicing rights	6,553			6,553
Total assets measured at fair value	$2,415,231	$2,640	$2,406,038	$6,553

Fair value at December 31, 2022	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,598	$2,598	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,372,769	—	1,372,769	—
Obligations of states and political subdivisions	293,205	—	293,205	—
Corporate bonds	5,751	—	5,751	—
Asset backed securities	439,767	—	439,767	—
Non-agency mortgage backed securities	340,946		340,946
Loans held for sale	1,846	—	1,846	—
Mortgage servicing rights	6,712	—	—	6,712
Total assets measured at fair value	$2,463,594	$2,598	$2,454,284	$6,712
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the three months ended March 31, 2023 or the year ended December 31, 2022.
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

Three months ended March 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2023: Mortgage servicing rights	$6,712		$(209)	$50	$6,553
2022: Mortgage servicing rights	$5,874	—	$274	$257	$6,405

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
The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2023 and December 31, 2022:

As of March 31, 2023:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,553	Discounted cash flow	Constant prepayment rate	121% - 216%; 130.0%
			Discount rate	10% - 14%; 12%
As of December 31, 2022:
Mortgage Servicing Rights	$6,712	Discounted cash flow	Constant prepayment rate	116% - 226.0%; 127.0%
			Discount rate	10% - 14%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

March 31, 2023	Total	Level 1	Level 2	Level 3
Fair value:
Individually evaluated loans	$1,223	—	—	$1,223

December 31, 2022	Total	Level 1	Level 2	Level 3
Fair value:
Individually evaluated loans	$5,719	—	—	$5,719
Foreclosed assets	311	—	—	311
Total assets measured at fair value	$6,030	—	—	$6,030

The tables below present the losses resulting from non-recurring fair value adjustments of assets and liabilities for the periods indicated (in thousands):

	Three months ended March 31,
	2023	2022
Individually evaluated loans	$(277)	$(615)
Foreclosed assets	—	(294)
Total losses from non-recurring measurements	$(277)	$(909)

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2023:

March 31, 2023	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$1,223	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2022:

December 31, 2022	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$5,719	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
Foreclosed assets (Residential real estate)	$311	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful N/A
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

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$77,933	$77,933	$96,323	$96,323
Cash at Federal Reserve and other banks	32,402	32,402	10,907	10,907
Level 2 inputs:
Securities held to maturity	152,067	142,135	160,983	149,938
Restricted equity securities	17,250	N/A	17,250	N/A
Level 3 inputs:
Loans, net	6,314,014	6,073,450	6,344,767	6,153,155
Financial liabilities:
Level 2 inputs:
Deposits	8,025,865	8,018,642	8,329,013	8,321,517
Other borrowings	434,140	434,140	264,605	264,605
Level 3 inputs:
Junior subordinated debt	101,051	94,442	101,040	92,613

(in thousands)	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$2,258,744	$22,587	$2,188,560	$21,886
Standby letters of credit	24,070	241	26,599	266
Overdraft privilege commitments	129,147	1,291	126,634	1,266

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of March 31, 2023 and December 31, 2022 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of March 31, 2023 and December 31, 2022 based on the then phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of March 31, 2023:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,134,613	14.50%	$821,668	10.50%	N/A	N/A
Tri Counties Bank	$1,127,852	14.42%	$821,470	10.50%	$782,352	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$994,155	12.70%	$665,160	8.50%	N/A	N/A
Tri Counties Bank	$1,029,875	13.16%	$665,000	8.50%	$625,882	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$937,300	11.98%	$547,779	7.00%	N/A	N/A
Tri Counties Bank	$1,029,875	13.16%	$547,647	7.00%	$508,529	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$994,155	10.20%	$393,017	4.00%	N/A	N/A
Tri Counties Bank	$1,029,875	10.57%	$392,873	4.00%	$491,091	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2022:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,115,257	14.19%	$825,234	10.50%	N/A	N/A
Tri Counties Bank	$1,107,941	14.10%	$825,039	10.50%	$785,751	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$974,325	12.40%	$668,047	8.50%	N/A	N/A
Tri Counties Bank	$1,009,577	12.85%	$667,888	8.50%	$628,601	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$917,565	11.67%	$550,156	7.00%	N/A	N/A
Tri Counties Bank	$1,009,577	12.85%	$550,026	7.00%	$510,738	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$974,325	10.14%	$384,337	4.00%	N/A	N/A
Tri Counties Bank	$1,009,577	10.51%	$384,146	4.00%	$480,183	5.00%

As of March 31, 2023 and December 31, 2022, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at March 31, 2023 and December 31, 2022, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At March 31, 2023, the Company and the Bank are in compliance with the capital conservation buffer requirement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Cautionary Statements Regarding Forward-Looking Information
The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There can be no assurance that future developments affecting us will be the same as those anticipated by management. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the strength of the local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations impacts on the Company's business condition and financial operating results; the impact of changes in financial services industry policies, laws and regulations; regulatory restrictions on our ability to successfully market and price our products to consumers; technological changes; weather, natural disasters and other catastrophic events that may or may not be caused by climate change and their effects on economic and business environments in which the Company operates; the continuing adverse impact on the U.S. economy, including the markets in which we operate due to the lingering effects of the COVID-19 global pandemic; the impact of a slowing U.S. economy and potentially increased unemployment on the performance of our loan portfolio, the market value of our investment securities, the availability of, and cost of, sources of funding and the demand for our products; adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, commodities prices, inflationary pressures and labor shortages on the economic recovery and our business; the impacts of international hostilities, terrorism or geopolitical events; the quality and quantity of our deposits; adverse developments in the financial services industry generally such as the recent bank failures and any related impact on depositor behavior or investor sentiment; risks related to the sufficiency of liquidity; the possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings and capital; the costs or effects of mergers, acquisitions or dispositions we may make, as well as whether we are able to obtain any required governmental approvals in connection with any such mergers, acquisitions or dispositions, or identify and complete favorable transactions in the future, and/or realize the contemplated financial business benefits associated with any such activities; the regulatory and financial impacts associated with exceeding $10 billion in total assets; the negative impact on our reputation and profitability in the event customers experience economic harm or in the event that regulatory violations are identified; the ability to execute our business plan in new lending markets; the future operating or financial performance of the Company, including our outlook for future growth and changes in the level and direction of our nonperforming assets and charge-offs; the appropriateness of the allowance for credit losses, including the timing and effects of the implementation of the current expected credit losses model; any deterioration in values of California real estate, both residential and commercial; the effectiveness of the Company's asset management activities in improving, resolving or liquidating lower-quality assets; the effect of changes in the financial performance and/or condition of our borrowers; changes in accounting standards and practices; possible other-than-temporary impairment of securities held by us due to changes in credit quality or rates; changes in consumer spending, borrowing and savings habits; our ability to attract and maintain deposits and other sources of liquidity; the effects of changes in the level or cost of checking or savings account deposits on our funding costs and net interest margin; our noninterest expense and the efficiency ratio; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies; the challenges of attracting, integrating and retaining key employees; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; the vulnerability of the Company's operational or security systems or infrastructure, the systems of third-party vendors or other service providers with whom the Company contracts, and the Company's customers to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and data/security breaches and the cost to defend against and respond to such incidents; increased data security risks due to work from home arrangements and email vulnerability; failure to safeguard personal information; changes to U.S. tax policies, including our effective income tax rate; the effect of a fall in stock market prices on our brokerage and wealth management businesses; the transition away from the London Interbank Offered Rate toward new interest rate benchmarks; and our ability to manage the risks involved in the foregoing. Additional factors that could cause results to differ materially from those described above can be found in our Annual Report on Form 10-K for the year ended December 31, 2022, which has been filed with the Securities and Exchange Commission (the “SEC”) and all subsequent filings with the SEC under Sections 13(a), 13(c), 14, and 15(d) of the Securities Act of 1934, as amended. Such filings are also available in the “Investor Relations” section of our website, https://www.tcbk.com/investor-relations and in other documents we file with the SEC. Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results. We undertake no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of

America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A detailed discussion related to the Company’s accounting policies including those related to estimates on the allowance for credit losses related to loans and investment securities, and impairment of intangible assets, can be found in Note 1 of the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.
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
Financial Highlights
Performance highlights and other developments for the Company as of or for the three months ended March 31, 2023 included the following:
•For the quarter ended March 31, 2023, the Company’s return on average assets was 1.47%, while the return on average equity was 13.36%.
•Net income was $35.8 million compared to $36.3 million in the trailing quarter, and compared to $20.4 million in the same quarter of the prior year; Pre-tax pre-provision net revenue was $53.2 million compared to $55.3 million in the trailing quarter, and compared to $36.6 million in the same quarter of the prior year.
•Deposit balances for the quarter ended March 31, 2023, decreased by $303.1 million as compared to December 31, 2022. The deposit contraction during the quarter resulted in the loan to deposit ratio increasing to 80.0% as of March 31, 2023, as compared to 77.4% as of the trailing quarter. The Bank did not utilize brokered deposits or FRB borrowing facilities during the 2022 or 2023 periods.
•The efficiency ratio was 50.3% for the three months ended March 31, 2023, as compared to 51.8% for the trailing quarter.
•The provision for credit losses for loans and debt securities was approximately $4.2 million during the quarter ended March 31, 2023, as compared to a provision for credit losses of $4.2 million during the trailing quarter ended December 31, 2022, and a provision for credit losses of $8.3 million for the three-month period ended March 31, 2022.
•The allowance for credit losses to total loans was 1.69% as of March 31, 2023, compared to 1.64% as of the trailing quarter end, and 1.64% as of March 31, 2022. Non-performing assets to total assets were 0.20% at March 31, 2023, as compared to 0.25% as of December 31, 2022, and 0.17% at March 31, 2022.
•Average yields on earning assets were 4.64%, an increase of 12 basis points over the 4.52% in the trailing quarter and an increase of 118 basis points over March 31, 2022; net interest margin was 4.21%, a change of 13 basis points from 4.34% in the trailing quarter and a change of 82 basis points from 3.39% as of quarter ended March 31, 2022.
•Balance sheet flexibility anchored in readily accessible sources of liquidity including undrawn borrowing capacities, on-balance sheet cash and unpledged investment securities totaling in excess of $4.4 billion

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended March 31,
	2023	2022
Net interest income	$93,336	$67,924
Provision for credit losses	(4,195)	(8,330)
Non-interest income	13,635	15,096
Non-interest expense	(53,794)	(46,447)
Provision for income taxes	(13,149)	(7,869)
Net income	$35,833	$20,374
Per Share Data:
Basic earnings per share	$1.08	$0.68
Diluted earnings per share	$1.07	$0.67
Dividends paid	$0.30	$0.25
Book value at period end	$32.84	$32.78
Average common shares outstanding	33,296	30,050
Average diluted common shares outstanding	33,438	30,202
Shares outstanding at period end	33,195	33,838
At period end:
Loans	$6,422,421	$5,851,975
Total investment securities	$2,577,769	$2,569,706
Total assets	$9,842,394	$10,118,328
Total deposits	$8,025,865	$8,714,477
Other borrowings	$434,140	$36,184
Shareholders’ equity	$1,090,245	$1,109,182
Financial Ratios:
During the period:
Return on average assets (annualized)	1.47%	0.94%
Return on average equity (annualized)	13.36%	8.19%
Net interest margin(1) (annualized)	4.21%	3.39%
Efficiency ratio	50.29%	55.95%
Average equity to average assets	11.00%	11.50%
At end of period:
Equity to assets	11.08%	10.96%
Total capital to risk-adjusted assets	14.50%	14.96%
(1) Fully Taxable Equivalent (FTE)
The Company announced net income of $35.8 million for the quarter ended March 31, 2023, compared to $36.3 million during the trailing quarter ended December 31, 2022, and $20.4 million during the quarter ended March 31, 2022. Diluted earnings per share were $1.07 for the first quarter of 2023, compared to $1.09 for the fourth quarter of 2022 and $0.67 during the first quarter of 2022..
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

	Three months ended
(in thousands)	March 31, 2023	March 31, 2022	Change	% Change
Interest income	$102,907	$69,195	$33,712	48.7%
Interest expense	(9,571)	(1,271)	(8,300)	653.0%
Fully tax-equivalent adjustment (FTE) (1)	392	283	109	38.5%
Net interest income (FTE)	$93,728	$68,207	$25,521	37.4%
Net interest margin (FTE)	4.21%	3.39%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,397	$1,323	$74	5.6%
Net interest margin less effect of acquired loan discount accretion(1)	4.15%	3.32%	0.83%

PPP loans yield, net:
Amount (included in interest income)	$5	$1,097	$(1,092)	(99.5)%
Net interest margin less effect of PPP loan yield (1)	4.21%	3.36%	0.85%

Acquired loans discount accretion and PPP loan yield, net: (1)
Amount (included in interest income)	$1,402	$2,420	$(1,018)	(42.1)%
Net interest margin less effect of acquired loan discount accretion and PPP loan yield (1)	4.15%	3.29%	0.86%
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

Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or the discount is accreted (added to) interest income over the remaining life of the loan. Generally, as time goes on, the dollar impact of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining unaccreted discount or unamortized premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. The prepayment speed of portfolio loans, inclusive of those acquired at a premium or discount, is heavily influenced by the rate of change in interest rates. During the three months ended March 31, 2023, December 31, 2022, and March 31, 2022, purchased loan discount accretion was $1.4 million, $1.8 million, and $1.3 million, respectively.

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

	For the three months ended
	March 31, 2023			March 31, 2022
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans, excluding PPP	$6,412,386	$82,410	5.21%	$4,937,865	$56,648	4.65%
PPP loans	1,572	5	1.29%	50,695	1,097	8.78%
Investment securities - taxable	2,398,235	18,916	3.20%	2,313,204	10,223	1.79%
Investment securities - nontaxable(1)	189,050	1,699	3.64%	143,873	1,225	3.45%
Total investments	2,587,285	20,615	3.23%	2,457,077	11,448	1.89%
Cash at Federal Reserve and other banks	26,818	269	4.07%	707,563	285	0.16%
Total interest-earning assets	9,028,061	103,299	4.64%	8,153,200	69,478	3.46%
Other assets	850,866			625,056
Total assets	$9,878,927			$8,778,256
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,673,114	$387	0.09%	$1,597,309	$84	0.02%
Savings deposits	2,898,463	4,154	0.58%	2,571,023	327	0.05%
Time deposits	274,805	604	0.89%	301,499	268	0.36%
Total interest-bearing deposits	4,846,382	5,145	0.43%	4,469,831	679	0.06%
Other borrowings	277,632	2,809	4.10%	44,731	5	0.05%
Junior subordinated debt	101,044	1,617	6.49%	60,971	587	3.90%
Total interest-bearing liabilities	5,225,058	9,571	0.74%	4,575,533	1,271	0.11%
Noninterest-bearing deposits	3,372,194			3,052,099
Other liabilities	194,202			141,400
Shareholders’ equity	1,087,473			1,009,224
Total liabilities and shareholders’ equity	$9,878,927			$8,778,256
Net interest spread(2)			3.90%			3.35%
Net interest income and interest margin(3)		$93,728	4.21%		$68,207	3.39%
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
Net interest income (FTE) during the three months ended March 31, 2023, decreased $5.6 million or 5.6% to $93.7 million compared to $99.3 million during the three months ended December 31, 2022. In addition, net interest margin declined 13 basis points to 4.21%, compared to the trailing quarter. The decrease in net interest income is primarily attributed to an additional $3.0 million in deposit interest expense and $2.4 million in additional interest expense on other borrowings, both due to increases in interest rates as compared to the trailing quarter, respectively. Total interest income was effectively unchanged as compared to the trailing quarter, down $0.1 million or 0.1%.

As compared to the same quarter in the prior year, average loan yields, excluding PPP, increased 56 basis points from 4.65% during the three months ended March 31, 2022, to 5.21% during the three months ended March 31, 2023. The accretion of discounts from acquired loans added 9 and 7 basis points to loan yields during the quarters ended March 31, 2023 and March 31, 2022, respectively. The rates paid on interest bearing deposits increased by 25 basis points during the quarter ended March 31, 2023, compared to the trailing quarter. The cost of interest-bearing deposits increased by 37 basis points between the quarter ended March 31, 2023, and the same quarter of the prior year. In addition, the level of noninterest-bearing deposits decreased by $290.3 million quarter over quarter but remains $320.1 million above quarter ended March 31, 2022. As of March 31, 2023, the ratio of average total noninterest-bearing deposits to total average deposits was 41.0%, as compared to 42.9% and 40.6% at December 31, 2022 and March 31, 2022, respectively.

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

	Three months ended March 31, 2023 compared with three months ended March 31, 2022
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans, including PPP	$16,063	$8,607	$24,670
Investment securities	771	8,396	9,167
Cash at Federal Reserve and other banks	(272)	256	(16)
Total interest-earning assets	16,562	17,259	33,821
Increase (decrease) in interest expense:
Interest-bearing demand deposits	4	299	303
Savings deposits	41	3,786	3,827
Time deposits	(24)	360	336
Other borrowings	29	2,775	2,804
Junior subordinated debt	391	639	1,030
Total interest-bearing liabilities	441	7,859	8,300
Increase (decrease) in net interest income	$16,121	$9,400	$25,521

The following commentary regarding net interest income, interest income and interest expense may be best understood while referencing the Summary of Average Balances, Yields/Rates and Interest Differential and the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid shown above.
Net interest income (FTE) during the three months ended March 31, 2023 increased $25.5 million to $93.7 million compared to $68.2 million during the three months ended March 31, 2022. The overall increase in net interest income (FTE) was due to increases in both average investment and loan balances, which resulted in improvements totaling $0.8 million and $16.1 million, respectively, and higher yields further improving those earnings by $8.4 million and $8.6 million, respectively. Increasing interest rates boosted interest expenses on on interest-bearing liabilities, most significantly deposits and other borrowings, resulting in a net increase of $3.8 million and $2.8 million, respectively.

Asset Quality and Credit Loss Provisioning
During the three months ended March 31, 2023, the Company recorded a provision for credit losses of $4.2 million, as compared to $4.2 million during the trailing quarter, and $8.3 million during the first quarter of 2022.
The following table presents details of the provision for credit losses for the periods indicated:

	Three months ended
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Addition to (reversal of) allowance for credit losses	$4,315	$4,300	$8,205
Addition to (reversal of) reserve for unfunded loan commitments	(120)	(55)	125
Total provision for (reversal of) credit losses	$4,195	$4,245	$8,330
The allowance for credit losses (ACL) was $108.4 million as of March 31, 2023, a net increase of $2.7 million over the immediately preceding quarter. The addition to the allowance for credit losses of $4.3 million during the quarter was the net effect of changes in required reserves due to qualitative factors, individually analyzed credits and quantitative reserves under the cohort model. On a comparative basis, the provision for credit losses of $8.2 million during the three months ended March 31, 2022 was largely the result of day 1 required reserves from loans acquired in connection with the Valley Republic Bank merger in the same period. For the current quarter, the qualitative components of the ACL resulted in a net increase in required reserves totaling approximately $4.7 million due to increased uncertainty in US economic policy, and the ramifications on local and statewide unemployment rates. Meanwhile, the quantitative component of the ACL decreased reserve requirements by approximately $1.9 million over the trailing quarter due to a decline in needed specific reserves on loans.

The following table presents the activity in the allowance for credit losses on loans for the periods indicated:

	Three months ended
(dollars in thousands)	March 31, 2023	March 31, 2022
Balance, beginning of period	$105,680	$85,376
ACL at acquisition for PCD loans	—	2,037
Provision for (reversal of) credit losses	4,315	8,205
Loans charged-off	(1,758)	(743)
Recoveries of previously charged-off loans	170	1,174
Balance, end of period	$108,407	$96,049
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
Loans past due 30 days or more increased by $2.9 million during the quarter ended March 31, 2023 to $7.9 million, as compared to $4.9 million at December 31, 2022 but decreased by $0.5 million compared to the March 31, 2022 past due balance of $8.4 million. Non-performing loans were $16.0 million at March 31, 2023, a decrease of $5.3 million from $21.3 million as of December 31, 2022, and a decrease of $1.9 million from $14.1 million as of March 31, 2022. Of the $16.0 million loans designated as non-performing, approximately $10.2 million are less than 30 days past due as of March 31, 2023.
The following table illustrates the total loans by risk rating and their respective percentage of total loans for the periods presented.

	March 31,	% of Loans Outstanding	December 31,	% of Loans Outstanding	March 31,	% of Loans Outstanding
(dollars in thousands)	2023		2022		2022
Risk Rating:
Pass	$6,232,962	97.1%	$6,251,945	96.9%	$5,682,026	97.1%
Special Mention	125,492	2.0%	127,000	2.0%	120,684	2.1%
Substandard	63,967	1.0%	71,502	1.1%	49,265	0.8%
Total	$6,422,421		$6,450,447		$5,851,975

Classified loans to total loans	1.00%		1.11%		0.84%
Loans past due 30+ days to total loans	0.12%		0.08%		0.14%
The ratio of classified loans decreased to 1.00% as of March 31, 2023 as compared to 1.11% in the trailing quarter, but increased by 16 basis points from the equivalent period in 2022. The Company's criticized loan balances decreased during the current quarter by $9.0 million to $189.5 million as of March 31, 2023.
There were no changes to Other Real Estate Owned balances during the first quarter of 2023. As of March 31, 2023, other real estate owned consisted of nine properties with a carrying value of approximately $3.4 million.
Non-performing assets of $19.5 million at March 31, 2023 represented 0.20% of total assets, generally in line with the $24.8 million or 0.25% and $17.0 million or 0.17% as of December 31, 2022 and March 31, 2022, respectively.

Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended March 31,
(in thousands)	2023	2022	$ Change	% Change
ATM and interchange fees	$6,344	$6,243	$101	1.6%
Service charges on deposit accounts	3,431	3,834	(403)	(10.5)%
Other service fees	1,166	882	284	32.2%
Mortgage banking service fees	465	463	2	0.4%
Change in value of mortgage servicing rights	(209)	274	(483)	(176.3)%
Total service charges and fees	11,197	11,696	(499)	(4.3)%
Increase in cash value of life insurance	802	638	164	25.7%
Asset management and commission income	934	887	47	5.3%
Gain on sale of loans	206	1,246	(1,040)	(83.5)%
Lease brokerage income	98	158	(60)	(38.0)%
Sale of customer checks	288	104	184	176.9%
Gain on sale of investment securities	(164)	—	(164)	n/m
Gain on marketable equity securities	42	(137)	179	(130.7)%
Other	232	504	(272)	(54.0)%
Total other non-interest income	2,438	3,400	(962)	(28.3)%
Total non-interest income	$13,635	$15,096	$(1,461)	(9.7)%
Non-interest income decreased $1.5 million or 9.7% to $13.6 million during the three months ended March 31, 2023, compared to $15.1 million during the quarter ended March 31, 2022. Total service charges and fees declined by $0.5 million or 4.3% during the period, of which $0.9 million is due to waived or reversed fees related to the network outage disclosed in the Company's 8-K filed with the SEC on February 14, 2023. In addition, the declining mortgage related activity resulting from elevated interest rates reduced income recorded from the sale of loans by $1.0 million or 83.5%, as compared to the three months ended March 31, 2022.

Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated:

	Three months ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Base salaries, net of deferred loan origination costs	$23,000	$18,216	$4,784	26.3%
Incentive compensation	2,895	2,583	312	12.1%
Benefits and other compensation costs	6,668	5,972	696	11.7%
Total salaries and benefits expense	32,563	26,771	5,792	21.6%
Occupancy	4,160	3,575	585	16.4%
Data processing and software	4,032	3,513	519	14.8%
Equipment	1,383	1,333	50	3.8%
Intangible amortization	1,656	1,228	428	34.9%
Advertising	759	637	122	19.2%
ATM and POS network charges	1,709	1,375	334	24.3%
Professional fees	1,589	876	713	81.4%
Telecommunications	595	521	74	14.2%
Regulatory assessments and insurance	792	720	72	10.0%
Merger and acquisition expense	—	4,032	(4,032)	(100.0)%
Postage	299	228	71	31.1%
Operational losses (gain)	435	(183)	618	(337.7)%
Courier service	339	414	(75)	(18.1)%
Loss on disposal of fixed assets	—	(1,078)	1,078	(100.0)%
Other miscellaneous expense	3,483	2,485	998	40.2%
Total other non-interest expense	21,231	19,676	1,555	7.9%
Total non-interest expense	$53,794	$46,447	$7,347	15.8%
Average full time equivalent staff	1,219	1,084	135	12.5%
Generally, the increases in recurring non-interest expense items reflect the VRB merger closing on March 25, 2022, and therefore, related expenses for the combined entities, less certain realized cost savings, are largely only being captured within the most recent three months ended March 31, 2023. Total non-interest expense increased $7.3 million or 15.8% to $53.8 million during the three months ended March 31, 2023 as compared to $46.4 million for the quarter ended March 31, 2022. Total salaries and benefits expense increased by $5.8 million or 21.6% to $32.6 million, largely from a net increase of 135 full-time equivalent positions, 99 of which resulted from the aforementioned merger with VRB. Professional fees increased by $0.7 million which was directly associated with the cybersecurity incident disclosed in the Company's 8-K filed with the SEC on February 14, 2023. While management has accrued for costs incurred through the balance sheet date that are probable and reasonably estimable, additional expenses will be incurred in future periods as management works to complete its investigation of the incident. See also "Part II - Other Information - Item 1A — Risk Factors beginning on page 57.

Income Taxes
The Company’s effective tax rate was 26.8% for the quarter ended March 31, 2023, as compared to 27.9% for the year ended December 31, 2022. Differences between the Company's effective tax rate and applicable federal and state blended statutory rate of approximately 29.6% are due to the proportion of non-taxable revenues, non-deductible expenses, and benefits from tax credits as compared to the levels of pre-tax earnings.
Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. The following is a comparison of the quarterly change in certain assets and liabilities:

Ending balances	March 31,	December 31,		Annualized % Change
(dollars in thousands)	2023	2022	$ Change
Total assets	$9,842,394	$9,930,986	$(88,592)	(3.6)%
Total loans	6,422,421	6,450,447	(28,026)	(1.7)
Total investments	2,577,769	2,633,269	(55,500)	(8.4)
Total deposits	8,025,865	8,329,013	(303,148)	(14.6)
Other borrowings	434,140	264,605	169,535	256.3
Loans outstanding declined by $28.0 million or 1.7% on an annualized basis during the quarter ended March 31, 2023. During the quarter, loan originations/draws totaled approximately $357.0 million while payoffs/repayments of loans totaled $389.0 million, which compares to originations/draws and payoffs/repayments during the trailing quarter ended of $470.0 million and $343.0 million, respectively. While management believes the loan pipeline remains sufficient to support the Company's objectives, origination activity continues to moderate due to customer sensitivity from the rising interest rate environment and the Company's continued focus on disciplined underwriting. Investment security balances decreased $55.5 million or 8.4% on an annualized basis as the result of prepayments/maturities totaling approximating $65.8 million and proceeds from sale of $24.2 million, partially offset by increases in the market value of securities of $34.6 million. Management seeks to utilize excess cash flows from the investment security portfolio to support loan growth or reduce borrowings thus resulting in an improved mix of earning assets. Deposit balances decreased by $303.1 million or 14.6% annualized during the period. Cash flow needs were supported by net increases in short-term FHLB advances which totaled $434.1 million as of the quarter ended March 31, 2023.
The following is a comparison of the year over year change in certain assets and liabilities:

Ending balances	As of March 31,			% Change
(dollars in thousands)	2023	2022	$ Change
Total assets	$9,842,394	$10,118,328	$(275,934)	(2.7)%
Total loans	6,422,421	5,851,975	570,446	9.7
Total loans, excluding PPP	6,420,903	5,795,370	625,533	10.8
Total investments	2,577,769	2,569,706	8,063	0.3
Total deposits	8,025,865	8,714,477	(688,612)	(7.9)
Total other borrowings	434,140	36,184	397,956	1,099.8
Non-PPP loan balances increased as a result of organic activities by approximately $625.5 million or 10.8% during the twelve-month period ending March 31, 2023. Over the same period deposit balances have declined by $688.6 million or 7.9%. The Company has offset these declines through the deployment of excess cash balances and proceeds from short-term FHLB borrowings. As of March 31, 2023, short-term borrowings from the FHLB totaled $394.1 million and had an interest rate of 5.11%.
Investment Securities
Investment securities available for sale decreased $46.6 million to $2.4 billion as of March 31, 2023, compared to December 31, 2022. The decrease is attributed to $56.9 million in calls and principal repayments, partially offset by $34.7 million in market value appreciation. In addition, proceeds from the sale of investment securities totaled $24.2 million for the three months ended March 31, 2023, resulting in gross realized losses of $0.16 million. There were no sales of investment securities during the three months ended March 31, 2022.
The following table presents the available for sale debt securities portfolio by major type as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$1,357,435	56.4%	$1,372,769	56.0%
Obligations of states and political subdivisions	279,900	11.6%	293,205	12.0%
Corporate bonds	5,738	0.3%	5,751	0.2%
Asset backed securities	427,364	17.8%	439,767	17.9%
Non-agency mortgage backed	335,375	13.9%	340,946	13.9%
Total debt securities available for sale	$2,405,812	100.0%	$2,452,438	100.0%

	March 31, 2023		December 31, 2022
(in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$148,700	97.8%	$154,830	96.2%
Obligations of states and political subdivisions	3,367	2.2%	6,153	3.8%
Total debt securities held to maturity	$152,067	100.0%	$160,983	100.0%
Investment securities held to maturity decreased $8.9 million to $152.1 million as of March 31, 2023, as compared to December 31, 2022. This decrease is attributable to calls and principal repayments of $8.8 million, and amortization of net purchase premiums of $0.1 million.
Loans
The Company focuses its primary lending activities in six principal areas: commercial real estate loans, consumer loans, commercial and industrial loans, construction loans, agriculture production loans and leases. The interest rates charged for the loans made by the Company vary with the degree of risk, the size and duration of the loans, the borrower’s relationship with the Company and prevailing money market rates indicative of the Company’s cost of funds.
The majority of the Company’s loans are direct loans made to individuals, and local or regional businesses which service a variety of industries. The Company relies substantially on local promotional activity and personal contacts by bank officers, directors and employees to compete with other financial institutions. The Company makes loans to borrowers whose applications include a sound purpose, a viable repayment source and a plan of repayment established at inception and generally backed by a secondary source of repayment.
The following table shows the Company’s loan balances, net deferred loan costs and discounts, as of the dates indicated:

(in thousands)	March 31, 2023		December 31, 2022
Commercial real estate	$4,353,959	67.8%	$4,359,083	67.6%
Consumer	1,233,797	19.2%	1,240,743	19.2%
Commercial and industrial	553,098	8.6%	569,921	8.8%
Construction	225,996	3.5%	211,560	3.3%
Agriculture production	47,062	0.7%	61,414	1.0%
Leases	8,509	0.1%	7,726	0.1%
Total loans	$6,422,421	100.0%	$6,450,447	100.0%

Nonperforming Assets
The following tables set forth the amount of the Company’s NPAs as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(in thousands)	March 31, 2023	December 31, 2022
Performing nonaccrual loans	$13,840	$19,543
Nonperforming nonaccrual loans	1,996	1,770
Total nonaccrual loans	15,836	21,313
Loans 90 days past due and still accruing	189	8
Total nonperforming loans	16,025	21,321
Foreclosed assets	3,439	3,439
Total nonperforming assets	$19,464	$24,760
Nonperforming assets to total assets	0.20%	0.25%
Nonperforming loans to total loans	0.25%	0.33%
Allowance for credit losses to nonperforming loans	676%	516%

Changes in nonperforming assets during the three months ended March 31, 2023

(in thousands)	Balance at December 31, 2022	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at March 31, 2023
Commercial real estate:
CRE non-owner occupied	$1,739	—	(68)	—	—	$1,671
CRE owner occupied	4,938	97	(1,187)	—	—	3,848
Multifamily	125	—	(8)	—	—	117
Farmland	1,772	—	(1,401)	—	—	371
Total commercial real estate loans	8,574	97	(2,664)	—	—	6,007
Consumer
SFR 1-4 1st DT liens	4,220	406	(1,095)	—	—	3,531
SFR HELOCs and junior liens	3,155	427	(166)	(43)	—	3,373
Other	76	110	(2)	(45)	—	139
Total consumer loans	7,451	943	(1,263)	(88)	—	7,043
Commercial and industrial	3,526	292	(683)	(1,574)	—	1,561
Construction	491	—	(34)	—	—	457
Agriculture production	1,279	—	(322)	—	—	957
Leases	—	—	—	—	—	—
Total nonperforming loans	21,321	1,332	(4,966)	(1,662)	—	16,025
Foreclosed assets	3,439	—	—	—	—	3,439
Total nonperforming assets	$24,760	1,332	(4,966)	(1,662)	—	$19,464
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets decreased during the three months ended March 31, 2023 by $5.3 million or 21.4% to $19.5 million compared to $24.8 million at December 31, 2022. The decrease in nonperforming assets during the first quarter of 2023 was primarily the result of nonperforming loan pay-downs/upgrades, which totaled $5.0 million during the quarter and charge-offs of $1.7 million. The nonperforming loans added during the period totaled $1.3 million. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the loan loss reserves associated with these loans is sufficient as of March 31, 2023.
Loan charge-offs during the three months ended March 31, 2023
In the first quarter of 2023, the Company recorded $1.7 million in loan charge-offs and $0.01 million in deposit overdraft charge-offs less $0.1 million in loan recoveries and $0.1 million in deposit overdraft recoveries, which collectively resulted in $1.6 million in net charge-offs.

(in thousands)
The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses for loans as of the dates indicated:

(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Allowance for credit losses:
Qualitative and forecast factor allowance	$75,467	$70,777	$64,334
Cohort model allowance reserves	32,054	32,489	30,880
Allowance for individually evaluated loans	886	2,414	835
Total allowance for credit losses	$108,407	$105,680	$96,049
Allowance for credit losses for loans / total loans	1.69%	1.64%	1.64%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. Based on the current conditions of the loan portfolio, management believes that the $108.4 million allowance for loan losses at March 31, 2023 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for credit losses on loans as of the dates indicated:

(in thousands)	March 31, 2023		December 31, 2022		March 31, 2022
Commercial real estate	$64,937	59.9%	61,381	58.1%	$54,992	57.3%
Consumer	24,896	23.0%	24,639	23.3%	23,852	24.8%
Commercial and industrial	12,069	11.1%	13,597	12.9%	8,869	9.2%
Construction	5,655	5.2%	5,142	4.8%	7,437	7.7%
Agriculture production	833	0.7%	906	0.8%	883	0.9%
Leases	17	0.1%	15	0.1%	16	0.1%
Total allowance for credit losses	$108,407	100.0%	105,680	100.0%	$96,049	100.0%
The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Commercial real estate	1.49%	1.41%	1.43%
Consumer	2.02%	1.99%	2.10%
Commercial and industrial	2.18%	2.39%	1.77%
Construction	2.50%	2.43%	2.45%
Agriculture production	1.77%	1.48%	1.27%
Leases	0.20%	0.19%	0.20%
Total loans	1.69%	1.64%	1.64%

The following table summarizes the activity in the allowance for credit losses for the periods indicated:

	Three months ended March 31,
(in thousands)	2023	2022
Allowance for credit losses:
Balance at beginning of period	$105,680	$85,376
ACL on PCD loans	—	2,037
Provision for (reversal of) loan losses	4,315	8,205
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—
CRE owner occupied	—	—
Multifamily	—	—
Farmland	—	(294)
Consumer:
SFR 1-4 1st DT liens	—	—
SFR HELOCs and junior liens	(42)	—
Other	(142)	(119)
Commercial and industrial	(1,574)	(330)
Construction	—	—
Agriculture production	—	—
Leases	—	—
Total loans charged-off	(1,758)	(743)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	—	—
CRE owner occupied	—	—
Multifamily	—	—
Farmland	—	—
Consumer:
SFR 1-4 1st DT liens	—	40
SFR HELOCs and junior liens	65	175
Other	51	71
Commercial and industrial	53	887
Construction	—	—
Agriculture production	1	1
Leases	—	—
Total recoveries of previously charged-off loans	170	1,174
Net recoveries	(1,588)	431
Balance at end of period	$108,407	$96,049
Average total loans	$6,413,958	$4,988,560
Ratios (annualized):
Net (charge-offs) recoveries during period to average loans outstanding during period	(0.10)%	0.03%
Provision for credit losses to average loans outstanding during period	0.27%	0.66%

Foreclosed Assets, Net of Allowance for Losses
The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses, for the three months ended March 31, 2023:

(in thousands)	Balance at December 31, 2022	Sales	Valuation Adjustments	Transfers from Loans	Balance at March 31, 2023
Land & construction	$154	$—	$—	$—	$154
Residential real estate	1,709	—	—	—	1,709
Commercial real estate	1,576	—	—	—	1,576
Total foreclosed assets	$3,439	$—	$—	$—	$3,439
Deposits
During the three months ended March 31, 2023, the Company’s deposits decreased by $303.1 million to $8.7 billion at quarter end. There were no brokered deposits included in the deposit balances as of March 31, 2023 and December 31, 2022, respectively.
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
Concurrently with the announcement of the completion of the VRB merger, the Company announced the resumption of its 2021 Repurchase Plan planned activities. During the three months ended March 31, 2023 and 2022, the Company repurchased 150,000 and zero shares with market values of $7.0 million and $0, respectively.
Total shareholders' equity increased by $43.8 million during the quarter ended March 31, 2023, as a result of an improvement in accumulated other comprehensive losses of $24.4 million and net income of $35.8 million, partially offset by cash dividend payments on common stock of approximately $9.9 million. As a result, the Company’s book value was $32.84 per share at March 31, 2023, as compared to $31.39 and $32.78 at December 31, 2022, and March 31, 2022, respectively. The Company’s tangible book value per share, a non-GAAP measure, calculated by subtracting goodwill and other intangible assets from total shareholders’ equity and dividing that sum by total shares outstanding, was $23.22 per share at March 31, 2023, as compared to $21.76 and $23.04 at December 31, 2022, and March 31, 2022, respectively.
Trailing Quarter Balance Sheet Change

	March 31, 2023		December 31, 2022
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total risk based capital	14.5%	10.5%	14.2%	10.5%
Tier I capital	12.7%	8.5%	12.4%	8.5%
Common equity Tier 1 capital	12.0%	7.0%	11.7%	7.0%
Leverage	10.2%	4.0%	10.1%	4.0%
See Note 10 and Note 16 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

As of March 31, 2023, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depository shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with current and prospective covenants in credit agreements.

Liquidity
The Company's primary sources of liquidity include the following for the periods indicated:

(dollars in thousands)	March 31, 2023	December 31, 2022
Borrowing capacity at correspondent banks and FRB	$2,853,219	$2,815,594
Less: borrowings outstanding	(394,095)	(216,700)
Unpledged available-for-sale investment securities	1,883,353	1,990,451
Cash held or in transit with FRB	67,468	56,910
Total primary liquidity	$4,409,945	$4,862,738.3
At March 31, 2023, the Company's primary sources of liquidity represented 54.9% of total deposits and 190.7% of estimated total uninsured deposits, respectively. As a secondary source of liquidity, the Company's held-to-maturity investment securities had a fair value of $142.1 million, including approximately $9.9 million in net unrealized losses or 0.6% of after tax total shareholders' equity.
The Company’s profitability during the first three months of 2023 generated cash flows from operations of $39.0 million compared to $34.8 million during the first three months of 2022. Net cash from investing activities was $115.3 million for the three months ended March 31, 2023, compared to net cash used by investing activities of $121.9 million during the three months ending 2022. Financing activities used $151.1 million during the three months ended March 31, 2023, compared to providing $110.5 million during the three months ended March 31, 2022. During the three months ended March 31, 2023 deposit balance decreases of $303.1 million was the largest detractor of funding, which attributed to the increase in other borrowings of $169.5 million during the same period.
The changes in contractual obligations of the Company and Bank, to include but not limited to term subordinated debt, operating leases, deferred compensation and supplemental retirement plans as well as off-balance sheet commitments such as unfunded loans and letters of credit. These contractual obligations are otherwise consistent with similar balances or totals as of December 31, 2022.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments, which have historically included dividends to shareholders, scheduled debt service payments, and general operations. Shareholder dividends are expected to continue subject to the Board’s discretion and management's continuing evaluation of capital levels, earnings, asset quality and other factors. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to cover the Company's cash flow needs. However, the Company and its ability to generate liquidity through either the issuance of stock or debt, also serves as a potential source of strength for the Bank. Dividends paid by the Company to holders of its common stock used $10.0 million and $7.4 million of cash during the three months ended March 31, 2023 and 2022, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

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

	Three months ended
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Net interest margin
Acquired loans discount accretion, net:
Amount (included in interest income)	$1,397	$1,751	$1,323
Effect on average loan yield	0.09%	0.11%	0.11%
Effect on net interest margin (FTE)	0.06%	0.07%	0.07%
Net interest margin (FTE)	4.21%	4.34%	3.39%
Net interest margin less effect of acquired loan discount accretion (Non-GAAP)	4.15%	4.27%	3.32%
PPP loans yield, net:
Amount (included in interest income)	$5	$16	$1,097
Effect on net interest margin (FTE)	—%	—%	0.03%
Net interest margin less effect of PPP loan yield (Non-GAAP)	4.21%	4.34%	3.36%
Acquired loan discount accretion and PPP loan yield, net:
Amount (included in interest income)	$1,402	$1,767	$2,420
Effect on net interest margin (FTE)	0.06%	0.07%	0.10%
Net interest margin less effect of acquired loan discount accretion and PPP yields, net (Non-GAAP)	4.15%	4.27%	3.29%

	Three months ended
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Pre-tax pre-provision return on average assets or equity
Net income (GAAP)	$35,833	$36,343	$20,374
Exclude provision for income taxes	13,149	14,723	7,869
Exclude provision (benefit) for credit losses	4,195	4,245	8,330
Net income before income tax and provision expense (Non-GAAP)	$53,177	$55,311	$36,573

Average assets (GAAP)	$9,878,927	$9,932,931	$8,778,256
Average equity (GAAP)	$1,087,473	$1,016,468	$1,009,224

Return on average assets (GAAP) (annualized)	1.47%	1.45%	0.94%
Pre-tax pre-provision return on average assets (Non-GAAP) (annualized)	2.18%	2.21%	1.69%
Return on average equity (GAAP) (annualized)	13.36%	14.19%	8.19%
Pre-tax pre-provision return on average equity (Non-GAAP) (annualized)	19.83%	21.59%	14.70%

	Three months ended
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Return on tangible common equity
Average total shareholders' equity	$1,087,473	$1,016,468	$1,009,224
Exclude average goodwill	304,442	306,192	226,676
Exclude average other intangibles	15,842	17,521	12,604
Average tangible common equity (Non-GAAP)	$767,189	$692,755	$769,944

Net income (GAAP)	$35,833	$36,343	$20,374
Exclude amortization of intangible assets, net of tax effect	1,166	1,199	865
Tangible net income available to common shareholders (Non-GAAP)	$36,999	$37,542	$21,239

Return on average equity	13.36%	14.19%	8.19%
Return on average tangible common equity (Non-GAAP)	19.56%	21.50%	11.19%

	Three months ended
(dollars in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Tangible shareholders' equity to tangible assets
Shareholders' equity (GAAP)	$1,090,245	$1,046,416	$990,338	$1,042,177	$1,109,182
Exclude goodwill and other intangible assets, net	319,456	321,112	326,314	328,016	329,718
Tangible shareholders' equity (Non-GAAP)	$770,789	$725,304	$664,024	$714,161	$779,464

Total assets (GAAP)	$9,842,394	$9,930,986	$9,976,879	$10,120,611	$10,118,328
Exclude goodwill and other intangible assets, net	319,456	321,112	326,314	328,016	329,718
Total tangible assets (Non-GAAP)	$9,522,938	$9,609,874	$9,650,565	$9,792,595	$9,788,610

Shareholders' equity to total assets (GAAP)	11.08%	10.54%	9.93%	10.30%	10.96%
Tangible shareholders' equity to tangible assets (Non-GAAP)	8.09%	7.55%	6.88%	7.29%	7.96%

	Three months ended
(dollars in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Tangible common shareholders' equity per share
Tangible s/h equity (Non-GAAP)	$770,789	$725,304	$664,024	$714,161	$779,464

Common shares outstanding at end of period	33,195,250	33,331,513	33,332,189	33,350,974	33,837,935

Common s/h equity (book value) per share (GAAP)	$32.84	$31.39	$29.71	$31.25	$32.78
Tangible common shareholders' equity (tangible book value) per share (Non-GAAP)	$23.22	$21.76	$19.92	$21.41	$23.04

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates occurring subsequent to December 31, 2022, the following update of the Company’s assessment of market risk as of March 31, 2023 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2022.
During the quarter ended March 31, 2023, market interest rates, including many rates that serve as reference indices for variable rate loans and investment securities continued to increase. As noted above, these rate increases have continued to benefit growth in total interest income. As of March 31, 2023, the Company's loan portfolio consisted of approximately $6.4 billion in outstanding principal with a weighted average coupon rate of 5.0%. During the three-month periods ending March 31, 2023 and December 31, 2022, the weighted average coupon on loan production in the quarter was 6.55% and 6.25%, respectively. Included in the March 31, 2023 loan total are variable rate loans totaling $3.6 billion, of which, $810.8 million are considered floating based on the Wall Street Prime index. In addition, the Company holds certain investment securities totaling $384.1 million which are subject to repricing on not less than a quarterly basis.
Management funds the acquisition of nearly all of its earning assets through its core deposit gathering activities. As of March 31, 2023, non-interest bearing deposits represented 40.3% of total deposits. Further, during the quarter ended March 31, 2023, the cost of interest bearing deposits were 0.43% and the cost of total deposits were 0.25%. With the intent of stabilizing or increasing net interest income, management intends to continue to deploy its excess liquidity and seek to migrate certain earning assets into higher yielding categories (from investment securities and into loans, for example). However, in situations where deposit balances contract, management relies upon various borrowing facilities or the use of brokered deposits. Through the first quarter of 2023 and during the entire 2022 year, management did not utilize any brokered deposits. Management did however utilize borrowing lines from the FHLB and expects that such borrowings will be needed and likely continue to grow through the remainder of the year and into 2024. As the rate paid on these borrowed funds are correlated with short-term interest rates, the costs associated with these borrowings, particularly in a rising rate environment, are also expected to increase.
As of March 31, 2023 the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was 4.83%. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve month period utilizing a interest sensitivity (GAP) analysis based on the Company's specific mix of interest earning assets and interest bearing liabilities as of March 31, 2023.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+300 (shock)	(3.5)%	(6.3)%
+200 (shock)	(2.5)%	(4.0)%
+100 (shock)	(1.2)%	(1.0)%
+ 0 (flat)	—	—
-100 (shock)	(2.1)%	(3.9)%
-200 (shock)	(4.6)%	(11.0)%
-300 (shock)	(6.6)%	(23.4)%

Item 4.    Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.
During the three months ended March 31, 2023, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
Item 1A - Risk Factors

The following risk factor represents a material update and addition to the risk factors previously disclosed in the Company’s 2022 Annual Report on Form 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition, or results of operations.

Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material effect on the Company’s operations, earnings and financial condition.

Late in the first quarter of 2023, the financial services industry was negatively affected by several bank failures. These recent events have caused general uncertainty and concern regarding the adequacy of liquidity within the banking sector as a whole and have decreased confidence in banks among depositors and investors. Although we were not directly affected by these bank failures, the resulting speed and ease in which news or rumors, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions as well as caused the stock prices of many financial institutions to become volatile, in particular regional, as well as community banks like the Company. As a result of these recent events, customers may choose to maintain deposits with larger financial institutions or in other higher yielding alternatives, which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations.

In response to these failures and the resulting market reaction, the Secretary of the Treasury approved actions enabling the FDIC to complete its resolutions of the failed banks in a manner that fully protects depositors by utilizing the Deposit Insurance Fund, including the use of Bridge Banks to assume all of the deposit obligations of the failed banks, while leaving unsecured lenders and equity holders of such institutions exposed to losses. In addition, the Federal Reserve Bank announced it would make available additional funding to eligible depository institutions under a Bank Term Funding Program to help assure banks have the ability to meet the needs of all their depositors. In an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks, as required by law, which is expected to increase the cost of our FDIC insurance assessments. However, it is uncertain whether these steps by the government will be sufficient to calm the financial markets, reduce the risk of significant depositor withdrawals at other institutions and thereby reduce the risk of additional bank failures. As a result of this uncertainty, we face the potential for reputational risk, deposit outflows, increased costs and competition for liquidity, and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Banking regulators have signaled further review of regulatory requirements and the potential for changes to laws or regulations governing banks and bank holding companies. Changes resulting from these events could include increased regulatory focus on deposit composition, the level of uninsured deposits, the level of unrealized losses in either available for sale or held to maturity securities portfolios, contingent liquidity, CRE loan composition and concentration, capital position and general oversight or supervisory or internal control structures regarding the foregoing. Changes in regulatory requirements could impact our ability to achieve our strategic objectives and may result in changes to our balance sheet position or business which could, in turn, negatively impact our profitability.

If we are required to sell securities to meet liquidity needs, we could realize significant losses.

As a result of increases in interest rates over the last year, the market values of previously issued government and other debt securities have declined in value, resulting in unrealized losses in our securities portfolio. While we anticipate that the scheduled cash flows generated from our investment portfolio will be adequate to support the liquidity needs of the Company, if we were required to sell these securities to expedite the generation of cash flows to meet liquidity needs, we may incur significant losses, which could impair our capital and financial condition and adversely affect our results of operations. Further, while we have taken actions to maximize our sources of liquidity, there is no guarantee that such sources will be available or sufficient in the event of sudden liquidity needs.

The following risk factor updates and supplements the risk factor regarding cyberattacks appearing on page 18 of the Company’s Form 10-K filed with the SEC on March 1, 2023.

We were subject to a cyberattack, which could damage our reputation, result in the disclosure of confidential information, or create additional financial and legal exposure.

As previously disclosed in the Current Report 8-K filed by us on February 14, 2023, the Bank experienced a cybersecurity incident, where unusual network activity was detected, and management shut down networked systems which prevented access to internal systems, data and telephones for a limited period of time. Upon discovering the incident, the Bank immediately launched an investigation. A digital forensics firm was engaged to help determine the scope of the incident and identify potentially impacted data. We received a demand for ransom from a party claiming responsibility for the incident and the Bank promptly notified law enforcement and banking regulators. The Bank believes that its core banking systems, including those that facilitate loan or deposit related transactions, were not affected by this incident as evidenced by the Bank’s general ability to resume customer facing operations within two days. However, the Bank’s internal system access as well as communication capabilities, including e-mail correspondence and telephones, required approximately one week of time for the restoration process to be completed in a safe and secure environment.

The Bank continues to work with third-party forensic investigators to understand the nature and scope of the incident and to determine what information was accessed and who was impacted. The investigation is on-going.

While we continue to evaluate the full impact of this incident, we remain subject to a number of risks and uncertainties, including legal, reputational, and financial risks, the results of our ongoing investigation of this security incident, any potential regulatory inquiries and/or litigation to which we may become subject in connection with this incident, and the extent of remediation and other additional costs that may be incurred by us. To date, we do not believe such financial consequences will be material, however the cybersecurity incident is still under investigation. Although the Company has insurance coverage, including cybersecurity insurance, the amount of coverage maintained may not cover all losses. We anticipate that we will incur additional expenses in future periods, including the notification of those impacted by the cybersecurity incident in accordance with applicable laws. Given the uncertainties about the impact of the incident and the inherent uncertainties involved in litigation, contractual obligations, government investigations and regulatory enforcement decisions, any outcomes from these risks could have a material adverse effect on our reputation, business and/or financial condition. In addition, litigation, regulatory interventions, and media reports of perceived security vulnerabilities and any resulting damage to our reputation or loss of confidence in the security of our systems could adversely affect our business. As cyber threats and the sophistication of threat actors continue to evolve, we have been and will likely continue to enhance our protective measures and will expend resources to investigate and remediate any information security vulnerabilities or incidents.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the periods indicated:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs at period end (2)
January 1-31, 2023	—	$—	—	1,359,802
February 1-28, 2023	48,475	50.69	36,094	1,323,708
March 1-31, 2023	113,906	45.11	113,906	1,209,802
Total	162,381	$46.77	150,000
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

TRICO BANCSHARES
(Registrant)

Date: May 10, 2023	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)