Form 10-Q
period 2023-06-30
TRICO BANCSHARES /
filed 2023-08-07
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: June 30, 2023

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
Common stock, no par value: 33,263,345 shares outstanding as of August 4, 2023.

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	June 30, 2023	December 31, 2022
Assets:
Cash and due from banks	$93,485	$96,323
Cash at Federal Reserve and other banks	25,307	10,907
Cash and cash equivalents	118,792	107,230
Investment securities:
Marketable equity securities	2,598	2,598
Available for sale debt securities, net of allowance for credit losses of $0	2,320,413	2,452,438
Held to maturity debt securities, net of allowance for credit losses of $0	145,117	160,983
Restricted equity securities	17,250	17,250
Loans held for sale	1,058	1,846
Loans	6,520,740	6,450,447
Allowance for credit losses	(117,329)	(105,680)
Total loans, net	6,403,411	6,344,767
Premises and equipment, net	72,619	72,327
Cash value of life insurance	135,332	133,742
Accrued interest receivable	32,835	31,856
Goodwill	304,442	304,442
Other intangible assets, net	13,358	16,670
Operating leases, right-of-use	29,140	26,862
Other assets	257,056	257,975
Total assets	$9,853,421	$9,930,986
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$3,073,353	$3,502,095
Interest-bearing	5,022,012	4,826,918
Total deposits	8,095,365	8,329,013
Accrued interest payable	3,655	1,167
Operating lease liability	31,377	29,004
Other liabilities	136,464	159,741
Other borrowings	392,714	264,605
Junior subordinated debt	101,065	101,040
Total liabilities	8,760,640	8,884,570
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, no par value: 50,000,000 shares authorized; 33,259,260 and 33,331,513 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	695,305	697,448
Retained earnings	578,852	542,873
Accumulated other comprehensive loss, net of tax	(181,376)	(193,905)
Total shareholders’ equity	1,092,781	1,046,416
Total liabilities and shareholders’ equity	$9,853,421	$9,930,986
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$86,747	$69,918	$169,161	$127,663
Investments:
Taxable securities	18,477	14,036	37,089	23,998
Tax exempt securities	1,262	1,323	2,570	2,265
Dividends	298	314	602	575
Interest bearing cash at Federal Reserve and other banks	374	1,364	643	1,649
Total interest and dividend income	107,158	86,955	210,065	156,150
Interest expense:
Deposits	11,457	848	16,602	1,527
Other borrowings	5,404	5	8,212	10
Junior subordinated debt	1,696	1,056	3,314	1,643
Total interest expense	18,557	1,909	28,128	3,180
Net interest income	88,601	85,046	181,937	152,970
Provision for credit losses	9,650	2,100	13,845	10,430
Net interest income after credit loss provision	78,951	82,946	168,092	142,540
Non-interest income:
Service charges and fees	12,968	13,044	24,165	24,740
Gain on sale of loans	295	542	501	1,788
Loss on sale of investment securities	—	—	(164)	—
Asset management and commission income	1,158	1,039	2,092	1,926
Increase in cash value of life insurance	788	752	1,590	1,390
Other	532	1,053	1,192	1,682
Total non-interest income	15,741	16,430	29,376	31,526
Non-interest expense:
Salaries and related benefits	34,714	34,370	67,277	62,967
Other	26,529	21,894	47,760	39,744
Total non-interest expense	61,243	56,264	115,037	102,711
Income before provision for income taxes	33,449	43,112	82,431	71,355
Provision for income taxes	8,557	11,748	21,706	19,617
Net income	$24,892	$31,364	$60,725	$51,738
Per share data:
Basic earnings per share	$0.75	$0.93	$1.83	$1.63
Diluted earnings per share	$0.75	$0.93	$1.82	$1.62
Dividends per share	$0.30	$0.25	$0.60	$0.50

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$24,892	$31,364	$60,725	$51,738
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available for sale securities arising during the period	(11,915)	(68,611)	12,529	(147,008)
Change in minimum pension liability	—	—	—	58
Change in joint beneficiary agreements	—	—	—	—
Other comprehensive (loss) income	(11,915)	(68,611)	12,529	(146,950)
Comprehensive income (loss)	$12,977	$(37,247)	$73,254	$(95,212)
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at April 1, 2022	33,837,935	$706,672	$479,868	$(77,358)	$1,109,182
Net income			31,364		31,364
Other comprehensive loss				(68,611)	(68,611)
Stock options exercised	12,000	201			201
RSU vesting		714			714
PSU vesting		216			216
RSUs released	45,482				—
PSUs released	—				—
Repurchase of common stock	(544,443)	(11,362)	(11,168)		(22,530)
Dividends paid ($0.30 per share)			(8,359)		(8,359)
Three months ended June 30, 2022	33,350,974	$696,441	$491,705	$(145,969)	$1,042,177

Balance at April 1, 2023	33,195,250	$695,168	$564,538	$(169,461)	$1,090,245
Net income			24,892		24,892
Other comprehensive loss				(11,915)	(11,915)
Stock options exercised	4,000	78			78
RSU vesting		626			626
PSU vesting		304			304
RSUs released	45,668				—
PSUs released	55,928				—
Repurchase of common stock	(41,586)	(871)	(608)		(1,479)
Dividends paid ($0.30 per share)			(9,970)		(9,970)
Three months ended June 30, 2023	33,259,260	$695,305	$578,852	$(181,376)	$1,092,781

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2022	29,730,424	532,244	466,959	981	1,000,184
Net income			51,738		51,738
Other comprehensive loss				(146,950)	(146,950)
Stock options exercised	15,325	256			256
RSU vesting		1,279			1,279
PSU vesting		463			463
RSUs released	45,482				—
PSUs released	—				—
Issuance of common stock	4,105,518	173,585			173,585
Repurchase of common stock	(545,775)	(11,386)	(11,200)		(22,586)
Dividends paid ($0.50 per share)			(15,792)		(15,792)
Six months ended June 30, 2022	33,350,974	$696,441	$491,705	$(145,969)	$1,042,177

Balance at January 1, 2023	33,331,513	$697,448	$542,873	$(193,905)	$1,046,416
Net income			60,725		60,725
Other comprehensive income				12,529	12,529
Stock options exercised	8,000	156			156
RSU vesting		1,354			1,354
PSU vesting		617			617
RSUs released	67,786				—
PSUs released	55,928				—
Repurchase of common stock	(203,967)	(4,270)	(4,804)		(9,074)
Dividends paid ($0.60 per share)			(19,942)		(19,942)
Six months ended June 30, 2023	33,259,260	$695,305	$578,852	$(181,376)	$1,092,781

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the six months ended June 30,
	2023	2022
Operating activities:
Net income	$60,725	$51,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	3,187	2,962
Amortization of intangible assets	3,312	2,930
Provision for credit losses on loans	13,295	10,145
Amortization of investment securities premium, net	572	6,297
Loss on sale of investment securities	164	—
Originations of loans for resale	(19,230)	(50,254)
Proceeds from sale of loans originated for resale	20,373	53,806
Gain on sale of loans	(501)	(1,788)
Change in market value of mortgage servicing rights	125	(410)
Provision for losses on foreclosed assets	525	—
(Gain) loss on transfer of loans to foreclosed assets	—	(97)
Operating lease expense payments	(3,264)	(2,815)
Loss (gain) on disposal of fixed assets	18	(1,073)
Increase in cash value of life insurance	(1,590)	(1,390)
Loss on marketable equity securities	—	232
Equity compensation vesting expense	1,971	1,742
Change in:
Interest receivable	(979)	(3,175)
Interest payable	2,488	(699)
Amortization of operating lease ROUA	3,359	2,930
Other assets and liabilities, net	(28,354)	1,059
Net cash from operating activities	56,196	72,140
Investing activities:
Proceeds from maturities of securities available for sale	159,494	151,486
Proceeds from maturities of securities held to maturity	15,756	22,752
Proceeds from sale of available for sale securities	24,160	—
Purchases of securities available for sale	(34,468)	(654,691)
Loan origination and principal collections, net	(71,939)	(423,606)
Proceeds from sale of premises and equipment	—	6,689
Purchases of premises and equipment	(3,238)	(2,223)
Cash acquired from VRB, net of cash consideration paid	—	426,883
Net cash from (used by) investing activities	89,765	(472,710)
Financing activities:
Net change in deposits	(233,648)	174,137
Net change in other borrowings	128,109	(14,998)
Repurchase of common stock, net of option exercises	(9,074)	(22,586)
Dividends paid	(19,942)	(15,792)
Exercise of stock options	156	256
Net cash (used by) from financing activities	(134,399)	121,017
Net change in cash and cash equivalents	11,562	(279,553)
Cash and cash equivalents, beginning of period	107,230	768,421
Cash and cash equivalents, end of period	$118,792	$488,868

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$17,787	$(208,710)
Loans transferred to held-for-sale	—	12,044
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	2,100	829
Obligations incurred in conjunction with leased assets	4,855	3,867
Loans transferred to foreclosed assets	—	688
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$25,639	$3,353
Cash paid for income taxes	35,300	12,000
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
The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by the Company and three acquired with the acquisition of North Valley Bancorp. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1.76 million are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheets. See the footnote 'Junior Subordinated Debt' for additional information on borrowings outstanding.
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
Allowance for Credit Losses - Securities
The Company measures expected credit losses on HTM debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on HTM debt securities was considered insignificant at June 30, 2023 and is therefore excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption.

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
The Company evaluates AFS debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the six-month periods ended June 30, 2023 and 2022, respectively.
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

The following table summarizes the consideration paid for VRB and the amounts of assets acquired and liabilities assumed that were recorded at the acquisition date (in thousands):

Fair Value as of March 25, 2022
Fair value of consideration transferred:
Fair value of shares issued	$173,585
Cash consideration	431
Total fair value of consideration transferred	174,016
Assets acquired:
Cash and cash equivalents	427,314
Securities available for sale	109,716
Loans and leases	771,353
Premises and equipment	4,658
Cash value of life insurance	13,609
Core deposit intangible	10,635
Other assets	29,744
Total assets acquired	1,367,029
Liabilities assumed:
Deposits	(1,215,479)
Subordinated debt	(47,236)
SERP liability	(3,352)
Other liabilities	(10,516)
Total liabilities assumed	(1,276,583)
Total net assets acquired	90,446
Goodwill recognized	$83,570
Note 3 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	June 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,497,396	$—	$(187,972)	$—	$1,309,424
Obligations of states and political subdivisions	307,961	377	(32,687)	—	275,651
Corporate bonds	6,168	—	(667)	—	5,501
Asset backed securities	464,331	46	(10,910)	—	453,467
Non-agency collateralized mortgage obligations	317,319	—	(40,949)	—	276,370
Total debt securities available for sale	$2,593,175	$423	$(273,185)	$—	$2,320,413
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$142,466	$1	$(10,664)	—	131,803
Obligations of states and political subdivisions	2,651	1	(46)	—	2,606
Total debt securities held to maturity	$145,117	$2	$(10,710)	$—	$134,409

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,568,408	$3	$(195,642)	$—	$1,372,769
Obligations of states and political subdivisions	332,625	401	(39,821)	—	293,205
Corporate bonds	6,164	—	(413)	—	5,751
Asset backed securities	454,943	17	(15,193)	—	439,767
Non-agency collateralized mortgage obligations	380,847	—	(39,901)	—	340,946
Total debt securities available for sale	$2,742,987	$421	$(290,970)	$—	$2,452,438
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$154,830	$2	$(11,013)	$—	$143,819
Obligations of states and political subdivisions	6,153	13	(47)	—	6,119
Total debt securities held to maturity	$160,983	$15	$(11,060)	$—	$149,938
Proceeds from the sale of investment securities totaled $24.2 million for the three and six months ended June 30, 2023, with no resulting gain or loss. There were no sales of investment securities during the three and six months ended June 30, 2022. Investment securities with an aggregate carrying value of $624.4 million and $595.8 million at June 30, 2023 and December 31, 2022, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at June 30, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2023, obligations of U.S. government corporations and agencies with a cost basis totaling $1.5 billion consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At June 30, 2023, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.54 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.
As of June 30, 2023, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$91,262	$88,777	$—	$—
Due after one year through five years	75,911	72,601	6,790	6,485
Due after five years through ten years	406,088	385,442	30,471	27,882
Due after ten years	2,019,914	1,773,593	107,856	100,042
Totals	$2,593,175	$2,320,413	$145,117	$134,409
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

June 30, 2023:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$148,377	$(9,454)	$1,160,872	$(178,518)	$1,309,249	$(187,972)
Obligations of states and political subdivisions	42,997	(958)	204,574	(31,729)	247,571	(32,687)
Corporate bonds	—	—	5,501	(667)	5,501	(667)
Asset backed securities	88,449	(1,240)	359,902	(9,670)	448,351	(10,910)
Non-agency collateralized mortgage obligations	61,766	(2,173)	214,604	(38,776)	276,370	(40,949)
Total debt securities available for sale	$341,589	$(13,825)	$1,945,453	$(259,360)	$2,287,042	$(273,185)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$39,059	$(2,530)	$92,743	$(8,134)	$131,802	$(10,664)
Obligations of states and political subdivisions	973	(22)	546	(24)	1,519	(46)
Total debt securities held to maturity	$40,032	$(2,552)	$93,289	$(8,158)	$133,321	$(10,710)

December 31, 2022:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$605,615	$(61,408)	$766,612	$(134,234)	$1,372,227	$(195,642)
Obligations of states and political subdivisions	219,532	(26,904)	43,282	(12,917)	262,814	(39,821)
Corporate bonds	5,751	(413)	—	—	5,751	(413)
Asset backed securities	231,703	(4,955)	205,329	(10,238)	437,032	(15,193)
Non-agency collateralized mortgage obligations	123,075	(3,421)	203,620	(36,480)	326,695	(39,901)
Total debt securities available for sale	$1,185,676	(97,101)	$1,218,843	$(193,869)	$2,404,519	$(290,970)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$143,577	$(11,013)	$—	$—	$143,577	$(11,013)
Obligations of states and political subdivisions	4,530	(47)	—	—	4,530	(47)
Total debt securities held to maturity	$148,107	$(11,060)	$—	$—	$148,107	$(11,060)
Obligations of U.S. government agencies: The unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases and illiquidity. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded. At June 30, 2023, 265 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of 12.11% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of June 30, 2023. At June 30, 2023, 172 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 11.61% from the Company’s amortized cost basis.
Corporate bonds: The unrealized losses on investments in corporate bonds were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of June 30, 2023. At June 30, 2023, 6 debt securities representing corporate bonds had unrealized losses with aggregate depreciation of 10.81% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors for these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through June 30, 2023 has not experienced any deterioration in credit rating. At June 30, 2023, 48 asset backed securities had unrealized losses with aggregate depreciation of 2.38% from the Company’s amortized cost basis. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of June 30, 2023.
Non-agency collateralized mortgage obligations: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses as of and for the year ended June 30, 2023. At June 30, 2023, 21 asset backed securities had unrealized losses with aggregate depreciation of 12.90% from the Company’s amortized cost basis.
The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	June 30, 2023		December 31, 2022
(in thousands)	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
Obligations of U.S. government agencies	$142,466	$—	$154,830	$—
Obligations of states and political subdivisions	2,651	—	6,153	—
Total debt securities held to maturity	$145,117	$—	$160,983	$—

Note 4 – Loans
A summary of loan balances at amortized cost are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Commercial real estate:
CRE non-owner occupied	$2,143,146	$2,149,725
CRE owner occupied	972,361	984,807
Multifamily	951,590	944,537
Farmland	276,827	280,014
Total commercial real estate loans	4,343,924	4,359,083
Consumer:
SFR 1-4 1st DT liens	829,346	790,349
SFR HELOCs and junior liens	363,600	393,666
Other	59,279	56,728
Total consumer loans	1,252,225	1,240,743
Commercial and industrial	576,247	569,921
Construction	278,425	211,560
Agriculture production	61,337	61,414
Leases	8,582	7,726
Total loans, net of deferred loan fees and discounts	$6,520,740	$6,450,447
Total principal balance of loans owed, net of charge-offs	$6,565,576	$6,496,210
Unamortized net deferred loan fees	(17,182)	(15,275)
Discounts to principal balance of loans owed, net of charge-offs	(27,654)	(30,488)
Total loans, net of unamortized deferred loan fees and discounts	$6,520,740	$6,450,447
Allowance for credit losses on loans	$(117,329)	$(105,680)

Note 5 – Allowance for Credit Losses
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Three months ended June 30, 2023
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$32,963	$—	$—	$79	$33,042
CRE owner occupied	14,559	—	1	5,648	20,208
Multifamily	13,873	—	—	202	14,075
Farmland	3,542	—	—	149	3,691
Total commercial real estate loans	64,937	—	1	6,078	71,016
Consumer:
SFR 1-4 1st DT liens	11,920	—	—	1,214	13,134
SFR HELOCs and junior liens	10,914	—	37	(343)	10,608
Other	2,062	(163)	26	846	2,771
Total consumer loans	24,896	(163)	63	1,717	26,513
Commercial and industrial	12,069	(113)	123	(432)	11,647
Construction	5,655	—	—	1,376	7,031
Agriculture production	833	—	31	241	1,105
Leases	17	—	—	—	17
Allowance for credit losses on loans	108,407	(276)	218	8,980	117,329
Reserve for unfunded commitments	4,195	—	—	670	4,865
Total	$112,602	$(276)	$218	$9,650	$122,194

	Allowance for credit losses – Six months ended June 30, 2023
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$30,962	$—	$—	$2,080	$33,042
CRE owner occupied	14,014	—	1	6,193	20,208
Multifamily	13,132	—	—	943	14,075
Farmland	3,273	—	—	418	3,691
Total commercial real estate loans	61,381	—	1	9,634	71,016
Consumer:
SFR 1-4 1st DT liens	11,268	—	—	1,866	13,134
SFR HELOCs and junior liens	11,413	(42)	102	(865)	10,608
Other	1,958	(305)	77	1,041	2,771
Total consumer loans	24,639	(347)	179	2,042	26,513
Commercial and industrial	13,597	(1,687)	176	(439)	11,647
Construction	5,142	—	—	1,889	7,031
Agriculture production	906	—	32	167	1,105
Leases	15	—	—	2	17
Allowance for credit losses on loans	105,680	(2,034)	388	13,295	117,329
Reserve for unfunded commitments	4,315	—	—	550	4,865
Total	$109,995	$(2,034)	$388	$13,845	$122,194

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
The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and includes improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date, particularly CA unemployment trends. Despite continued declines on a year over year comparative basis, core inflation remains elevated from wage pressures, and higher living costs such as housing and food prices. Management notes the rapid intervals of rate increases by the Federal Reserve and flattening or inversion of the yield curve, have formed expectations of the US entering a recession within 12 months. As a result, management continues to believe that certain credit weaknesses are likely present in the overall economy and that it is appropriate to cautiously maintain a reserve level that incorporates such risk factors.
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

For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Year ended December 31, 2022
(in thousands)	Beginning Balance	ACL of PCD Loans	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$25,739	$746	$—	$1	$4,476	$30,962
CRE owner occupied	10,691	63	—	2	3,258	14,014
Multifamily	12,395	—	—	—	737	13,132
Farmland	2,315	764	(294)	—	488	3,273
Total commercial real estate loans	51,140	1,573	(294)	3	8,959	61,381
Consumer:
SFR 1-4 1st DT liens	10,723	144	—	79	322	11,268
SFR HELOCs and junior liens	10,510	—	(22)	429	496	11,413
Other	2,241	—	(572)	235	54	1,958
Total consumer loans	23,474	144	(594)	743	872	24,639
Commercial and industrial	3,862	81	(697)	1,157	9,194	13,597
Construction	5,667	201	—	—	(726)	5,142
Agriculture production	1,215	38	—	4	(351)	906
Leases	18	—	—	—	(3)	15
Allowance for credit losses on loans	85,376	2,037	(1,585)	1,907	17,945	105,680
Reserve for unfunded commitments	3,790	—	—	—	525	4,315
Total	$89,166	$2,037	$(1,585)	$1,907	$18,470	$109,995

	Allowance for credit losses – Three months ended June 30, 2022
(in thousands)	Beginning Balance	ACL of PCD Loans	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$28,055		$—	$—	$26	$28,081
CRE owner occupied	12,071		—	1	548	12,620
Multifamily	11,987		—	—	(192)	11,795
Farmland	2,879		—	—	75	2,954
Total commercial real estate loans	54,992	—	—	1	457	55,450
Consumer:
SFR 1-4 1st DT liens	10,669		—	1	(359)	10,311
SFR HELOCs and junior liens	10,843		—	153	595	11,591
Other	2,167		(166)	76	(48)	2,029
Total consumer loans	23,679	—	(166)	230	188	23,931
Commercial and industrial	9,042		(235)	124	1,048	9,979
Construction	7,437		—	—	85	7,522
Agriculture production	883		—	1	162	1,046
Leases	16		—	—	—	16
Allowance for credit losses on loans	96,049	—	(401)	356	1,940	97,944
Reserve for unfunded commitments	3,915		—	—	160	4,075
Total	$99,964	$—	$(401)	$356	$2,100	$102,019

	Allowance for credit losses – Six months ended June 30, 2022
(in thousands)	Beginning Balance	Adoption of CECL	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$25,739	$746	$—	$—	$1,596	$28,081
CRE owner occupied	10,691	63	—	1	1,865	12,620
Multifamily	12,395	—	—	—	(600)	11,795
Farmland	2,315	764	(294)	—	169	2,954
Total commercial real estate loans	51,140	1,573	(294)	1	3,030	55,450
Consumer:
SFR 1-4 1st DT liens	10,723	144	—	41	(597)	10,311
SFR HELOCs and junior liens	10,510	—	—	328	753	11,591
Other	2,241	—	(285)	147	(74)	2,029
Total consumer loans	23,474	144	(285)	516	82	23,931
Commercial and industrial	3,862	81	(565)	1,011	5,590	9,979
Construction	5,667	201	—	—	1,654	7,522
Agriculture production	1,215	38	—	2	(209)	1,046
Leases	18	—	—	—	(2)	16
Allowance for credit losses on loans	85,376	2,037	(1,144)	1,530	10,145	97,944
Reserve for unfunded commitments	3,790	—	—	—	285	4,075
Total	$89,166	$2,037	$(1,144)	$1,530	$10,430	$102,019

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$74,480	$411,202	$287,950	$139,902	$224,859	$833,291	$104,382	$—	$2,076,066
Special Mention	—	—	7,422	5,450	17,579	27,217	1,347	—	59,015
Substandard	—	—	791	—	2,392	4,670	212	—	8,065
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$74,480	$411,202	$296,163	$145,352	$244,830	$865,178	$105,941	$—	$2,143,146
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$43,483	$191,817	$193,284	$122,066	$61,481	$284,127	$29,719	$—	$925,977
Special Mention	73	845	14,981	3,040	717	6,386	—	—	26,042
Substandard	—	3,072	1,176	5,185	112	10,644	153	—	20,342
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$43,556	$195,734	$209,441	$130,291	$62,310	$301,157	$29,872	$—	$972,361
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
Multifamily risk ratings
Pass	$7,578	$179,229	$280,895	$90,198	$107,518	$236,312	$37,843	$—	$939,573
Special Mention	—	—	11,908	—	—	—	—	—	11,908
Substandard	—	—	—	—	—	109	—	—	109
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$7,578	$179,229	$292,803	$90,198	$107,518	$236,421	$37,843	$—	$951,590
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$14,477	$46,947	$46,891	$16,295	$17,340	$44,959	$54,290	$—	$241,199
Special Mention	—	3,119	4,986	326	5,234	4,834	736	—	19,235
Substandard	—	—	790	365	—	10,458	4,780	—	16,393
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$14,477	$50,066	$52,667	$16,986	$22,574	$60,251	$59,806	$—	$276,827
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$52,682	$191,299	$269,009	$126,461	$31,577	$138,088	$—	$3,542	$812,658
Special Mention	—	1,073	—	3,214	815	6,810	—	34	11,946
Substandard	—	155	1,332	—	—	2,500	—	755	4,742
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$52,682	$192,527	$270,341	$129,675	$32,392	$147,398	$—	$4,331	$829,346
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR HELOCs and Junior Liens
Pass	$307	$—	$—	$—	$—	$110	$350,621	$7,487	$358,525
Special Mention	—	—	—	—	—	—	959	137	1,096
Substandard	—	—	—	—	—	—	3,461	518	3,979
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$307	$—	$—	$—	$—	$110	$355,041	$8,142	$363,600
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
Other risk ratings
Pass	$13,725	$10,649	$10,641	$8,747	$8,510	$5,716	$654	$—	$58,642
Special Mention	—	—	99	17	60	82	18	—	276
Substandard	90	42	60	30	74	44	21	—	361
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$13,815	$10,691	$10,800	$8,794	$8,644	$5,842	$693	$—	$59,279
Current period gross charge-offs	$72	$48	$—	$36	$—	$2	$5	$—	$163

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$40,481	$94,564	$61,113	$12,857	$17,544	$9,489	$319,172	$308	$555,528
Special Mention	658	2,999	238	64	26	970	7,116	401	12,472
Substandard	—	1,245	1,703	3,029	19	271	1,881	99	8,247
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$41,139	$98,808	$63,054	$15,950	$17,589	$10,730	$328,169	$808	$576,247
Current period gross charge-offs	$63	$—	$—	$—	$—	$—	$50	$—	$113

Construction loans:
Construction risk ratings
Pass	$19,561	$126,026	$66,947	$47,431	$4,822	$6,572	$—	$—	$271,359
Special Mention	—	6,993	—	—	—	—	—	—	6,993
Substandard	—	—	—	—	73	—	—	—	73
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$19,561	$133,019	$66,947	$47,431	$4,895	$6,572	$—	$—	$278,425
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$249	$3,154	$2,407	$882	$875	$8,611	$35,606	$—	$51,784
Special Mention	—	—	—	—	—	296	6,399	—	6,695
Substandard	—	—	—	—	—	—	2,858	—	2,858
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$249	$3,154	$2,407	$882	$875	$8,907	$44,863	$—	$61,337
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Leases:
Lease risk ratings
Pass	$8,582	$—	$—	$—	$—	$—	$—	$—	$8,582
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$8,582	$—	$—	$—	$—	$—	$—	$—	$8,582
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$275,605	$1,254,887	$1,219,137	$564,839	$474,526	$1,567,275	$932,287	$11,337	$6,299,893
Special Mention	731	15,029	39,634	12,111	24,431	46,595	16,575	572	155,678
Substandard	90	4,514	5,852	8,609	2,670	28,696	13,366	1,372	65,169
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$276,426	$1,274,430	$1,264,623	$585,559	$501,627	$1,642,566	$962,228	$13,281	$6,520,740
Current period gross charge-offs	$135	$48	$—	$36	$—	$2	$55	$—	$276

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$399,910	$304,636	$152,960	$221,659	$147,842	$748,994	$123,794	$—	$2,099,795
Special Mention	—	—	—	20,033	—	21,681	1,346	—	43,060
Substandard	—	864	768	—	1,059	4,179	—	—	6,870
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$399,910	$305,500	$153,728	$241,692	$148,901	$774,854	$125,140	$—	$2,149,725

Commercial real estate:
CRE owner occupied risk ratings
Pass	$210,101	$197,787	$120,929	$64,244	$49,755	$251,137	$43,343	$—	$937,296
Special Mention	131	16,296	234	731	—	6,971	879	—	25,242
Substandard	3,213	—	5,249	1,893	1,103	10,654	157	—	22,269
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$213,445	$214,083	$126,412	$66,868	$50,858	$268,762	$44,379	$—	$984,807

Commercial real estate:
Multifamily risk ratings
Pass	$159,318	$290,170	$96,937	$108,586	$106,287	$154,125	$28,989	$—	$944,412
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	125	—	—	125
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$159,318	$290,170	$96,937	$108,586	$106,287	$154,250	$28,989	$—	$944,537

Commercial real estate:
Farmland risk ratings
Pass	$47,067	$53,275	$16,739	$18,589	$12,386	$34,528	$53,684	$—	$236,268
Special Mention	3,139	783	246	5,000	—	3,991	14,275	—	27,434
Substandard	—	—	1,772	765	3,158	7,094	3,523	—	16,312
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$50,206	$54,058	$18,757	$24,354	$15,544	$45,613	$71,482	$—	$280,014

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$194,933	$265,370	$131,922	$33,395	$28,545	$115,469	$8	$2,924	$772,566
Special Mention	—	—	1,531	282	3,277	5,854	—	465	11,409
Substandard	—	1,204	—	—	1,004	3,521	—	645	6,374
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$194,933	$266,574	$133,453	$33,677	$32,826	$124,844	$8	$4,034	$790,349

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
SFR HELOCs and Junior Liens
Pass	$505	$—	$—	$—	$—	$127	$378,939	$8,462	$388,033
Special Mention	—	—	—	—	—	—	1,842	81	1,923
Substandard	—	—	—	—	—	—	3,072	638	3,710
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$505	$—	$—	$—	$—	$127	$383,853	$9,181	$393,666

Consumer loans:
Other risk ratings
Pass	$14,070	$12,990	$10,211	$10,650	$5,225	$1,945	$899	$—	$55,990
Special Mention	—	18	77	135	176	32	47	—	485
Substandard	—	—	42	92	—	96	23	—	253
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$14,070	$13,008	$10,330	$10,877	$5,401	$2,073	$969	$—	$56,728

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$125,710	$64,966	$17,746	$23,131	$7,628	$5,051	$297,341	$483	$542,056
Special Mention	3,032	139	21	49	138	768	11,547	—	15,694
Substandard	1,293	1,142	5,179	14	33	611	3,798	101	12,171
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$130,035	$66,247	$22,946	$23,194	$7,799	$6,430	$312,686	$584	$569,921

Construction loans:
Construction risk ratings
Pass	$72,840	$72,308	$43,409	$15,358	$2,159	$4,900	$—	$—	$210,974
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	457	—	129	—	—	586
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$72,840	$72,308	$43,409	$15,815	$2,159	$5,029	$—	$—	$211,560

Agriculture production loans:
Agriculture production risk ratings
Pass	$3,414	$2,777	$1,149	$1,104	$8,902	$1,058	$38,425	$—	$56,829
Special Mention	—	—	—	—	90	31	1,632	—	1,753
Substandard	—	—	—	—	—	—	2,832	—	2,832
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$3,414	$2,777	$1,149	$1,104	$8,992	$1,089	$42,889	$—	$61,414

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Leases:
Lease risk ratings
Pass	$7,726	$—	$—	$—	$—	$—	$—	$—	$7,726
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$7,726	$—	$—	$—	$—	$—	$—	$—	$7,726

Total loans outstanding:
Risk ratings
Pass	$1,235,594	$1,264,279	$592,002	$496,716	$368,729	$1,317,334	$965,422	$11,869	$6,251,945
Special Mention	6,302	17,236	2,109	26,230	3,681	39,328	31,568	546	127,000
Substandard	4,506	3,210	13,010	3,221	6,357	26,409	13,405	1,384	71,502
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$1,246,402	$1,284,725	$607,121	$526,167	$378,767	$1,383,071	$1,010,395	$13,799	$6,450,447

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of June 30, 2023
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$304	$—	$347	$651	$2,142,495	$2,143,146
CRE owner occupied	191	—	250	441	971,920	972,361
Multifamily	—	—	—	—	951,590	951,590
Farmland	150	—	1,508	1,658	275,169	276,827
Total commercial real estate loans	645	—	2,105	2,750	4,341,174	4,343,924
Consumer:
SFR 1-4 1st DT liens	1	106	1,484	1,591	827,755	829,346
SFR HELOCs and junior liens	1,918	391	327	2,636	360,964	363,600
Other	181	76	99	356	58,923	59,279
Total consumer loans	2,100	573	1,910	4,583	1,247,642	1,252,225
Commercial and industrial	158	160	1,399	1,717	574,530	576,247
Construction	400	—	—	400	278,025	278,425
Agriculture production	—	—	33	33	61,304	61,337
Leases	—	—	—	—	8,582	8,582
Total	$3,303	$733	$5,447	$9,483	$6,511,257	$6,520,740

	Analysis of Past Due Loans - As of December 31, 2022
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$—	$—	$—	$—	$2,149,725	$2,149,725
CRE owner occupied	—	98	75	173	984,634	984,807
Multifamily	159	—	—	159	944,378	944,537
Farmland	—	—	—	—	280,014	280,014
Total commercial real estate loans	159	98	75	332	4,358,751	4,359,083
Consumer:
SFR 1-4 1st DT liens	24	—	279	303	790,046	790,349
SFR HELOCs and junior liens	172	166	707	1,045	392,621	393,666
Other	26	34	55	115	56,613	56,728
Total consumer loans	222	200	1,041	1,463	1,239,280	1,240,743
Commercial and industrial	2,300	190	283	2,773	567,148	569,921
Construction	—	—	379	379	211,181	211,560
Agriculture production	—	—	—	—	61,414	61,414
Leases	—	—	—	—	7,726	7,726
Total	$2,681	$488	$1,778	$4,947	$6,445,500	$6,450,447
The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of June 30, 2023			As of December 31, 2022
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$1,230	$1,230	$—	$1,739	$1,739	$—
CRE owner occupied	9,090	18,871	—	4,938	4,938	—
Multifamily	110	110	—	125	125	—
Farmland	2,594	2,230	—	1,772	1,772	—
Total commercial real estate loans	13,024	22,441	—	8,574	8,574	—
Consumer:
SFR 1-4 1st DT liens	3,082	3,393	—	4,117	4,220	—
SFR HELOCs and junior liens	3,182	3,489	—	2,498	3,155	—
Other	90	129	—	47	84	—
Total consumer loans	6,354	7,011	—	6,662	7,459	—
Commercial and industrial	6,371	7,504	32	1,224	3,518	—
Construction	73	73	—	491	491	—
Agriculture production	563	563	—	1,279	1,279	—
Leases	—	—	—	—	—	—
Sub-total	26,385	37,592	32	18,230	21,321	—
Less: Guaranteed loans	(798)	(964)	—	(105)	(225)
Total, net	$25,587	$36,628	$32	$18,125	$21,096	$—
Interest income on non accrual loans that would have been recognized during the three months ended June 30, 2023 and 2022, if all such loans had been current in accordance with their original terms, totaled $0.96 million and $0.24 million, respectively. Interest income actually recognized on these originated loans during the three months ended June 30, 2023 and 2022 was $0.7 million and $0.01 million, respectively.
Interest income on non accrual loans that would have been recognized during the six months ended June 30, 2023 and 2022, if all such loans had been current in accordance with their original terms, totaled $1.3 million and $0.4 million, respectively. Interest income actually recognized on these originated loans during the six months ended June 30, 2023 and 2022 was $0.7 million and $0.01 million, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of June 30, 2023
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR-1st Deed	SFR-2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$136	$304	$—	$791	$—	$—	$—	$—	$—	$—	$—	$1,231
CRE owner occupied	505	75	—	18,291	—	—	—	—	—	—	—	18,871
Multifamily	—	—	—	—	109	—	—	—	—	—	—	109
Farmland	—	—	—	—	—	2,594	—	—	—	—	—	2,594
Total commercial real estate loans	641	379	—	19,082	109	2,594	—	—	—	—	—	22,805
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	3,394	—	—	—	—	3,394
SFR HELOCs and junior liens	—	—	—	—	—	—	1,958	1,224	—	—	—	3,182
Other	—	—	—	3	—	—	—	—	91	—	26	120
Total consumer loans	—	—	—	3	—	—	5,352	1,224	91	—	26	6,696
Commercial and industrial	—	—	—	—	—	—	—	—	—	6,651	853	7,504
Construction	—	—	—	—	—	—	73	—	—	—	—	73
Agriculture production	—	—	—	—	—	—	—	—	—	—	563	563
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$641	$379	$—	$19,085	$109	$2,594	$5,425	$1,224	$91	$6,651	$1,442	$37,641

	As of December 31, 2022
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$777	$98	$—	$864	$—	$—	$—	$—	$—	$—	$—	$1,739
CRE owner occupied	548	75	1,103	3,212	—	—	—	—	—	—	—	4,938
Multifamily	—	—	—	—	125	—	—	—	—	—	—	125
Farmland	—	—	—	—	—	1,772	—	—	—	—	—	1,772
Total commercial real estate loans	1,325	173	1,103	4,076	125	1,772	—	—	—	—	—	8,574
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	4,220	—	—	—	—	4,220
SFR HELOCs and junior liens	—	—	—	—	—	—	1,664	1,121	—	—	—	2,785
Other	—	—	—	5	—	—	—	—	61	—	2	68
Total consumer loans	—	—	—	5	—	—	5,884	1,121	61	—	2	7,073
Commercial and industrial	—	—	—	1,874	—	—	—	—	—	1,596	48	3,518
Construction	—	—	—	379	—	—	112	—	—	—	—	491
Agriculture production	—	—	—	—	—	—	—	—	—	—	1,279	1,279
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$1,325	$173	$1,103	$6,334	$125	$1,772	$5,996	$1,121	$61	$1,596	$1,329	$20,935

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

For the three and six months ended June 30, 2023
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

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023.

Weighted Average Months Term Extension
Commercial and industrial	12

There were no loans with payment defaults by borrowers experiencing financial difficulty during the quarter ended June 30, 2023 which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.

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

The following table presents the components of lease expense for the periods ended:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$1,493	$1,469	$3,102	$2,788
Short-term lease cost	118	80	236	133
Variable lease cost	9	7	21	9
Sublease income	—	—	—	—
Total lease cost	$1,620	$1,556	$3,359	$2,930
The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,611	$1,523	$3,264	$2,815
ROUA obtained in exchange for operating lease liabilities	$370	$—	$4,855	$3,867
The following table presents the weighted average operating lease term and discount rate as of the period ended:

	June 30,
	2023	2022
Weighted-average remaining lease term (years)	8.1	8.7
Weighted-average discount rate	3.29%	2.91%
At June 30, 2023, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2023	$3,073
2024	5,879
2025	5,311
2026	4,770
2027	4,083
Thereafter	13,093
36,209
Discount for present value of expected cash flows	(4,832)
Lease liability at June 30, 2023	$31,377
Note 7 - Deposits
A summary of the balances of deposits follows:

(in thousands)	June 30, 2023	December 31, 2022
Noninterest-bearing demand	$3,073,353	$3,502,095
Interest-bearing demand	1,752,086	1,718,541
Savings	2,778,118	2,884,378
Time certificates, $250,000 or more	125,244	46,350
Other time certificates	366,564	177,649
Total deposits	$8,095,365	$8,329,013
Overdrawn deposit balances of $1.3 million and $1.8 million were classified as consumer loans at June 30, 2023 and December 31, 2022, respectively.

Note 8 - Borrowings
Other Borrowings
At June 30, 2023 other borrowings included a $150.0 million term borrowing with an interest rate of 5.11% and maturing in October 2023 and a $200.0 million term borrowing with an interest rate of 4.75% and maturing in April 2024.
Subordinated Debentures
The following table summarizes the terms and recorded balances of each debenture as of the date indicated (dollars in thousands):

			Coupon Rate (Variable) 3 mo. LIBOR +	As of June 30, 2023		As of December 31, 2022
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	8.31%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	7.82%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	8.55%	5,551	5,503
North Valley Trust III	7/23/2034	5,155	2.80%	8.07%	4,426	4,383
North Valley Trust IV	3/15/2036	10,310	1.33%	6.88%	7,502	7,393
VRB Subordinated - 6%	3/29/2029	16,000	Fixed	6.00%	17,093	17,187
VRB Subordinated - 5%	8/27/2035	20,000	Fixed	5.00%	25,255	25,336
		$98,889			$101,065	$101,040
The VRB - 6% Subordinated Debt issuance has a fixed rate of 6.0% through March 29, 2024, then indexed to the three-month LIBOR plus 3.5% through the maturity date. The VRB - 5% Subordinated Debt issuance is fixed at 5.0% through August 27, 2025, then indexed to the three-month LIBOR plus 4.9% through the maturity date.
Note 9 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	June 30, 2023	December 31, 2022
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$764,278	$656,705
Consumer loans	701,542	760,588
Real estate mortgage loans	487,346	458,896
Real estate construction loans	371,943	312,371
Standby letters of credit	26,916	26,599
Deposit account overdraft privilege	125,067	126,634

Note 10 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $11.6 million and $27.7 million during the three months ended June 30, 2023 and 2022, respectively, and $29.8 million and $35.5 million during the equivalent six months periods then ended, respectively. The Bank is regulated by the FDIC and the DFPI. Absent approval from the Commissioner of the DFPI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On February 25, 2021 the Board of Directors authorized the repurchase of up to 2.0 million shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases can be determined by the Company's management and therefore the total value of the shares to be purchased under the 2021

Repurchase Plan is subject to change. The 2021 Repurchase Plan has no expiration date (in accordance with applicable laws and regulations). During the three and six months ended June 30, 2023, the Company repurchased zero and 150,000 shares with market values totaling $0 and $6,974,000, respectively. During the three and six months ended June 30, 2022, the Company repurchased 526,749 shares with market values of $21,750,000, respectively.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of exercise price, if applicable, and the tax withholding on such shares. During the three months ended June 30, 2023 and 2022, exercising option holders tendered 2,506 and 3,687 shares, respectively, of the Company’s common stock in connection with option exercises. During the six months ended June 30, 2023 and 2022, exercising option holders tendered 2,506 and 5,019 shares, respectively, of the Company’s common stock in connection with option exercises. Employees also tendered 39,080 and 14,007 shares in connection with the tax withholding requirements of other share based awards during the three months ended June 30, 2023 and 2022, respectively and 51,461 and 14,007 during the six months ended June 30, 2023 and 2022, respectively. In total, shares of the Company's common stock tendered had market values of $1.5 million and $0.8 million during the quarters ended June 30, 2023 and 2022, respectively, and $2.1 million and $0.8 million during the year to date periods then ended. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2021 Stock Repurchase Plans.
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
Stock option activity during the six months ended June 30, 2023 is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	15,500	$21.27
Options granted	—	—
Options exercised	(8,000)	19.46
Options forfeited	—	—
Outstanding at June 30, 2023	7,500	$23.21
The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of June 30, 2023:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	7,500	—	7,500
Weighted average exercise price	$23.21	$—	$23.21
Intrinsic value (in thousands)	$75	$—	$75
Weighted average remaining contractual term (yrs.)	1.3	0 years	1.3

As of June 30, 2023 all options outstanding are fully vested and are expected to be exercised prior to expiration. The Company did not modify any option grants during 2022 or the six months ended June 30, 2023.
Activity related to restricted stock unit awards during the six months ended June 30, 2023 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2022	139,194	114,481
RSUs granted	83,200	65,911
RSUs added through dividend and performance credits	2,263	—
RSUs released	(67,786)	(55,928)
RSUs forfeited/expired	(450)	(440)
Outstanding at June 30, 2023	156,421	124,024

The 156,421 of service condition vesting RSUs outstanding as of June 30, 2023 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 156,421 of service condition vesting RSUs outstanding as of June 30, 2023 are expected to vest, and be released, on a weighted-average basis, over the next 2.3 years. The Company expects to recognize $5.5 million of pre-tax compensation costs related to these service condition vesting RSUs between June 30, 2023 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2022 or during the six months ended June 30, 2023.
The 124,024 of market plus service condition vesting RSUs outstanding as of June 30, 2023 are expected to vest, and be released, on a weighted-average basis, over the next 2.4 years. The Company expects to recognize $3.0 million of pre-tax compensation costs related to these RSUs between June 30, 2023 and their vesting dates. As of June 30, 2023, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 186,036 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2022 or during the six months ended June 30, 2023.
Note 12 - Non-interest Income and Expense
The following table summarizes the Company’s non-interest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
ATM and interchange fees	$6,856	$6,984	$13,200	$13,227
Service charges on deposit accounts	4,581	4,163	8,012	7,997
Other service fees	992	1,279	2,158	2,161
Mortgage banking service fees	454	482	919	945
Change in value of mortgage servicing rights	85	136	(124)	410
Total service charges and fees	12,968	13,044	24,165	24,740
Increase in cash value of life insurance	788	752	1,590	1,390
Asset management and commission income	1,158	1,039	2,092	1,926
Gain on sale of loans	295	542	501	1,788
Lease brokerage income	74	238	172	396
Sale of customer checks	407	441	695	545
Loss on sale of investment securities	—	—	(164)	—
(Loss) gain on marketable equity securities	(42)	(94)	—	(231)
Other	93	468	325	972
Total other non-interest income	2,773	3,386	5,211	6,786
Total non-interest income	$15,741	$16,430	$29,376	$31,526

The components of non-interest expense were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Base salaries, net of deferred loan origination costs	$24,059	$22,169	$47,059	$40,385
Incentive compensation	4,377	4,282	7,272	6,865
Benefits and other compensation costs	6,278	6,491	12,946	12,463
Total salaries and benefits expense	34,714	32,942	67,277	59,713
Occupancy	3,991	3,996	8,151	7,571
Data processing and software	4,638	3,596	8,670	7,109
Equipment	1,436	1,453	2,819	2,786
Intangible amortization	1,656	1,702	3,312	2,930
Advertising	1,016	818	1,775	1,455
ATM and POS network charges	1,902	1,781	3,611	3,156
Professional fees	1,985	1,233	3,574	2,109
Telecommunications	809	564	1,404	1,085
Regulatory assessments and insurance	1,993	779	2,785	1,499
Merger and acquisition expense	—	2,221	—	6,253
Postage	311	313	610	541
Operational losses	1,090	456	1,525	273
Courier service	483	486	822	900
Gain on sale or acquisition of foreclosed assets	—	(98)	—	(98)
Gain on disposal of fixed assets	18	5	18	(1,073)
Other miscellaneous expense	5,201	4,017	8,684	6,502
Total other non-interest expense	26,529	23,322	47,760	42,998
Total non-interest expense	$61,243	$56,264	$115,037	$102,711
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

	Three months ended June 30,
(in thousands)	2023	2022
Net income	$24,892	$31,364
Average number of common shares outstanding	33,219	33,561
Effect of dilutive stock options and restricted stock	83	144
Average number of common shares outstanding used to calculate diluted earnings per share	33,302	33,705
Options excluded from diluted earnings per share because of their antidilutive effect	—	—

	Six months ended June 30,
(in thousands)	2023	2022
Net income	$60,725	$51,738
Average number of common shares outstanding	33,257	31,815
Effect of dilutive stock options and restricted stock	114	148
Average number of common shares outstanding used to calculate diluted earnings per share	33,371	31,963
Options excluded from diluted earnings per share because of their antidilutive effect	—	—

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
The components of other comprehensive income (loss) and related tax effects are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Unrealized holding gains (losses) on available for sale securities before reclassifications	$(16,916)	$(97,408)	$17,624	$(208,710)
Amounts reclassified out of AOCI:
Realized loss on debt securities	—	—	164	—
Unrealized holding gains (losses) on available for sale securities after reclassifications	(16,916)	(97,408)	17,788	(208,710)
Tax effect	5,001	28,797	(5,259)	61,702
Unrealized holding gains (losses) on available for sale securities, net of tax	(11,915)	(68,611)	12,529	(147,008)
Change in unfunded status of the supplemental retirement plans before reclassifications	114	29	228	92
Amounts reclassified out of AOCI:
Amortization of prior service cost	—	(7)	—	(14)
Amortization of actuarial losses	(114)	2	(228)	4
Total amounts reclassified out of accumulated other comprehensive (loss) income	(114)	(5)	(228)	(10)
Change in unfunded status of the supplemental retirement plans after reclassifications	—	24	—	82
Tax effect	—	(24)	—	(24)
Change in unfunded status of the supplemental retirement plans, net of tax	—	—	—	58
Change in joint beneficiary agreement liability before reclassifications, net of tax	—	—	—	—
Total other comprehensive income (loss)	$(11,915)	$(68,611)	$12,529	$(146,950)
The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Net unrealized gain on available for sale securities	$(272,761)	$(290,549)
Tax effect	80,638	85,897
Unrealized holding gain on available for sale securities, net of tax	(192,123)	(204,652)
Unfunded status of the supplemental retirement plans	13,901	13,901
Tax effect	(4,110)	(4,110)
Unfunded status of the supplemental retirement plans, net of tax	9,791	9,791
Joint beneficiary agreement liability	956	956
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	956	956
Accumulated other comprehensive loss	$(181,376)	$(193,905)
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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at June 30, 2023	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,598	$2,598
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,309,424		1,309,424
Obligations of states and political subdivisions	275,651		275,651
Corporate bonds	5,501		5,501
Asset backed securities	453,467		453,467
Non-agency mortgage backed securities	276,370		276,370
Loans held for sale	1,058		1,058
Mortgage servicing rights	6,741			6,741
Total assets measured at fair value	$2,330,810	$2,598	$2,321,471	$6,741

Fair value at December 31, 2022	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,598	$2,598	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,372,769	—	1,372,769	—
Obligations of states and political subdivisions	293,205	—	293,205	—
Corporate bonds	5,751	—	5,751	—
Asset backed securities	439,767	—	439,767	—
Non-agency mortgage backed securities	340,946		340,946
Loans held for sale	1,846	—	1,846	—
Mortgage servicing rights	6,712	—	—	6,712
Total assets measured at fair value	$2,463,594	$2,598	$2,454,284	$6,712
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the six months ended June 30, 2023 or the year ended December 31, 2022.
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

Three months ended June 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2023: Mortgage servicing rights	$6,553		$84	$104	$6,741
2022: Mortgage servicing rights	$6,405	—	$136	$126	$6,667

Six months ended June 30,
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
The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2023 and December 31, 2022:

As of June 30, 2023:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,741	Discounted cash flow	Constant prepayment rate	6% - 12%; 7.8%
			Discount rate	10% - 14%; 12%
As of December 31, 2022:
Mortgage Servicing Rights	$6,712	Discounted cash flow	Constant prepayment rate	7% - 13.6%; 7.6%
			Discount rate	10% - 14%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

June 30, 2023	Total	Level 1	Level 2	Level 3
Fair value:
Individually evaluated loans	$3,730	—	—	$3,730
Foreclosed assets	1,449	—	—	1,449
Total assets measured at fair value	$5,179	$—	$—	$5,179

December 31, 2022	Total	Level 1	Level 2	Level 3
Fair value:
Individually evaluated loans	$5,719	—	—	$5,719
Foreclosed assets	311	—	—	311
Total assets measured at fair value	$6,030	—	—	$6,030

The tables below present the losses resulting from non-recurring fair value adjustments of assets and liabilities for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Individually evaluated loans	$(6,754)	$—	$(7,031)	$(615)
Foreclosed assets	(525)	(98)	(525)	(392)
Total losses from non-recurring measurements	$(7,279)	$(98)	$(7,556)	$(1,007)

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2023:

June 30, 2023	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$3,730	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
Foreclosed assets (Residential real estate)	$1,449	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful N/A
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

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$93,485	$93,485	$96,323	$96,323
Cash at Federal Reserve and other banks	25,307	25,307	10,907	10,907
Level 2 inputs:
Securities held to maturity	145,117	134,409	160,983	149,938
Restricted equity securities	17,250	N/A	17,250	N/A
Level 3 inputs:
Loans, net	6,403,411	6,103,731	6,344,767	6,153,155
Financial liabilities:
Level 2 inputs:
Deposits	8,095,365	8,087,270	8,329,013	8,321,517
Other borrowings	392,714	392,714	264,605	264,605
Level 3 inputs:
Junior subordinated debt	101,065	94,425	101,040	92,613

(in thousands)	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$2,325,109	$23,251	$2,188,560	$21,886
Standby letters of credit	26,916	269	26,599	266
Overdraft privilege commitments	125,067	1,250	126,634	1,266

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of June 30, 2023 and December 31, 2022 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of June 30, 2023 and December 31, 2022 based on the then phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of June 30, 2023:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,152,530	14.47%	$836,038	10.50%	N/A	N/A
Tri Counties Bank	$1,147,002	14.41%	$835,843	10.50%	$796,041	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,010,295	12.69%	$676,793	8.50%	N/A	N/A
Tri Counties Bank	$1,047,217	13.16%	$676,635	8.50%	$636,833	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$953,407	11.97%	$557,359	7.00%	N/A	N/A
Tri Counties Bank	$1,047,217	13.16%	$557,229	7.00%	$517,427	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,010,295	10.41%	$388,260	4.00%	N/A	N/A
Tri Counties Bank	$1,047,217	10.79%	$388,217	4.00%	$485,271	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2022:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,115,257	14.19%	$825,234	10.50%	N/A	N/A
Tri Counties Bank	$1,107,941	14.10%	$825,039	10.50%	$785,751	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$974,325	12.40%	$668,047	8.50%	N/A	N/A
Tri Counties Bank	$1,009,577	12.85%	$667,888	8.50%	$628,601	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$917,565	11.67%	$550,156	7.00%	N/A	N/A
Tri Counties Bank	$1,009,577	12.85%	$550,026	7.00%	$510,738	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$974,325	10.14%	$384,337	4.00%	N/A	N/A
Tri Counties Bank	$1,009,577	10.51%	$384,146	4.00%	$480,183	5.00%

As of June 30, 2023 and December 31, 2022, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at June 30, 2023 and December 31, 2022, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At June 30, 2023, the Company and the Bank are in compliance with the capital conservation buffer requirement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Cautionary Statements Regarding Forward-Looking Information
Statements in this report that are not historical facts are forward-looking statements that are based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Forward-looking statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There can be no assurance that future developments affecting us will be the same as those anticipated by management. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the strength of the United States economy in general and the local economies in which we conduct operations; the effects of, and changes in, trade, monetary, fiscal and tax policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the impacts of inflation, interest rate, market and monetary fluctuations on our business condition and financial operating results; changes in financial services industry policies, laws and regulations; regulatory restrictions on our ability to successfully market and price our products; technological changes; weather, natural disasters and other catastrophic events that may or may not be caused by climate change and their effects on economic and business environments in which the Company operates; the impact of a slowing U.S. economy and potentially increased unemployment on the performance of our loan portfolio, the market value of our investment securities, the availability of, and cost of, sources of funding and the demand for our products; adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, commodities prices, inflationary pressures and labor shortages; the impacts of international hostilities, terrorism or geopolitical events; adverse developments in the financial services industry generally such as the recent bank failures and any related impact on depositor behavior or investor sentiment; risks related to the sufficiency of liquidity; the possibility that our recorded goodwill could become impaired, which may adversely impact our earnings and capital; the costs or effects of mergers, acquisitions or dispositions we may make, as well as whether we are able to timely obtain any required governmental approvals in connection with any such activities, or identify and complete favorable transactions in the future, and/or realize the contemplated financial business benefits; the regulatory and financial impacts associated with exceeding $10 billion in total assets; the risk of reputational harm resulting from regulatory violations, lawsuits customer harm, security breaches or otherwise; our ability to execute our business plan in new markets; our future operating or financial performance, including our outlook for future growth and changes in the level and direction of our nonperforming assets and charge-offs; the appropriateness of the allowance for credit losses, including judgments we make and the effects changes and adjustments to our current expected credit losses model; any deterioration in values of California real estate, both residential and commercial; the effectiveness of our asset management activities in improving, resolving or liquidating lower-quality assets; the effect of changes in the financial performance and/or condition of our borrowers; changes in accounting standards and practices; possible other-than-temporary impairment of securities held by us due to changes in credit quality or rates; changes in consumer spending, borrowing and savings habits; our ability to attract and maintain deposits and other sources of liquidity; the effects of changes in the level or cost of checking or savings account deposits on our funding costs and net interest margin; increasing noninterest expense and its impact on our efficiency ratio; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional providers including retail businesses and technology companies; the challenges of attracting, integrating and retaining key employees; the vulnerability of our operational or security systems or infrastructure, the systems of third-party vendors or other service providers with whom we conduct business, and our customers to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and data/security breaches and the cost to defend against and respond to such incidents; the effects of the recent cybersecurity ransomware incident on our operations and reputation and our ongoing assessment of the incident; increased data security risks due to work from home arrangements and email vulnerability; failure to safeguard personal information; the effect of a fall in stock market prices on our brokerage and wealth management businesses; the transition away from LIBOR toward new interest rate benchmarks; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and our ability to manage the risks involved in the foregoing. Additional factors that could cause results to differ materially from those described above can be found in our Annual Report on Form 10-K for the year ended December 31, 2022, which has been filed with the Securities and Exchange Commission (the “SEC”) and all subsequent filings with the SEC under the Securities Act of 1934, as amended. Such filings are also available in the “Investor Relations” section of our website, https://www.tcbk.com/investor-relations and and the SEC's website at www.sec.gov. Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results. We undertake no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
Financial Highlights
Performance highlights and other developments for the Company as of or for the three and six months ended June 30, 2023 included the following:
•For the quarter ended June 30, 2023, the Company’s return on average assets was 1.01%, while the return on average equity was 8.98%
•Deposit balances for the quarter ended June 30, 2023, increased by $69.5 million as compared to March 31, 2023. Loan growth for the quarter exceeded deposit growth, resulting in the loan to deposit ratio increasing to 80.5% as of June 30, 2023, as compared to 80.0% as of the trailing quarter
•The efficiency ratio was 58.7% for the three months ended June 30, 2023, as compared to 50.3% for the trailing quarter
•The provision for credit losses for loans and debt securities was approximately $9.7 million during the quarter ended June 30, 2023, as compared to a provision for credit losses of $4.2 million during the trailing quarter ended March 31, 2023, and a provision for credit losses of $2.1 million for the three-month period ended June 30, 2022
•The allowance for credit losses to total loans was 1.80% as of June 30, 2023, compared to 1.69% as of the trailing quarter end, and 1.60% as of June 30, 2022. Non-performing assets to total assets were 0.41% on June 30, 2023, as compared to 0.20% as of March 31, 2023, and 0.15% at June 30, 2022
•Net income was $24.9 million compared to $35.8 million in the trailing quarter, and compared to $31.4 million in the same quarter of the prior year; Pre-tax pre-provision net revenue was $43.1 million compared to $53.2 million in the trailing quarter, and compared to $45.2 million in the same quarter of the prior year
•The average cost of total deposits was 0.58% for the quarter as compared to 0.25% in the trailing quarter and 0.04% in the same quarter of the prior year and, as a result, the Company's total cost of deposits have increased 54 basis points since FOMC rate actions began, which translates to a cycle-to-date deposit beta of 10.8%
•Balance sheet flexibility remains anchored in readily accessible sources of liquidity including undrawn borrowing capacities, on-balance sheet cash and unpledged investment securities totaling nearly $4.4 billion
•As of June 30, 2023, the allowance for credit losses represented 1.80% of total loans, or 312% of non-performing loans. Overall credit quality remains within historical norms as non-performing assets represent approximately 0.41% of total assets and the ratio of classified loans to total loans remains below one percent
•Average yield on earning assets was 4.78%, an increase of 14 basis points over the 4.64% in the trailing quarter; net interest margin was 3.96%, a change of 25 basis points from 4.21% in the trailing quarter
•Operations, as evidenced by the growth in the efficiency ratio from 50.3% in the trailing quarter to 58.7% in the current quarter, were impacted by a variety of both recurring and non-recurring activities

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net interest income	$88,601	$85,046	$181,937	$152,970
Provision for credit losses	(9,650)	(2,100)	(13,845)	(10,430)
Non-interest income	15,741	16,430	29,376	31,526
Non-interest expense	(61,243)	(56,264)	(115,037)	(102,711)
Provision for income taxes	(8,557)	(11,748)	(21,706)	(19,617)
Net income	$24,892	$31,364	$60,725	$51,738
Per Share Data:
Basic earnings per share	$0.75	$0.93	$1.83	$1.63
Diluted earnings per share	$0.75	$0.93	$1.82	$1.62
Dividends paid	$0.30	$0.25	$0.60	$0.50
Book value at period end			$32.86	$31.25
Average common shares outstanding	33,219	33,561	33,257	31,815
Average diluted common shares outstanding	33,302	33,705	33,371	31,963
Shares outstanding at period end			33,259	33,351
At period end:
Loans			$6,520,740	$6,113,421
Total investment securities			$2,485,378	$2,802,815
Total assets			$9,853,421	$10,120,611
Total deposits			$8,095,365	$8,756,775
Other borrowings			$392,714	$35,089
Shareholders’ equity			$1,092,781	$1,042,177
Financial Ratios:
During the period:
Return on average assets (annualized)	1.01%	1.24%	1.24%	1.10%
Return on average equity (annualized)	8.98%	11.53%	11.13%	9.93%
Net interest margin(1) (annualized)	3.96%	3.67%	4.08%	3.54%
Efficiency ratio	58.69%	55.45%	54.44%	55.67%
Average equity to average assets	11.29%	10.78%	11.15%	11.11%
At end of period:
Equity to assets			11.09%	10.30%
Total capital to risk-adjusted assets			14.47%	14.13%
(1) Fully Taxable Equivalent (FTE)
The Company announced net income of $24.9 million for the quarter ended June 30, 2023, compared to $35.8 million during the trailing quarter ended March 31, 2023, and $31.4 million during the quarter ended June 30, 2022. Diluted earnings per share were $0.75 for the second quarter of 2023, compared to $1.07 for the first quarter of 2023 and $0.93 during the second quarter of 2022.
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

	Three months ended
(in thousands)	June 30, 2023	March 31, 2023	Change	% Change
Interest income	$107,158	$102,907	$4,251	4.1%
Interest expense	(18,557)	(9,571)	(8,986)	93.9%
Fully tax-equivalent adjustment (FTE) (1)	379	392	(13)	(3.3)%
Net interest income (FTE)	$88,980	$93,728	$(4,748)	(5.1)%
Net interest margin (FTE)	3.96%	4.21%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,471	$1,397	$74	5.3%
Net interest margin less effect of acquired loan discount accretion(1)	3.89%	4.15%	(0.26)%

PPP loans yield, net:
Amount (included in interest income)	$4	$5	$(1)	(20.0)%
Net interest margin less effect of PPP loan yield (1)	3.96%	4.21%	(0.25)%

Acquired loans discount accretion and PPP loan yield, net: (1)
Amount (included in interest income)	$1,475	$1,402	$73	5.2%
Net interest margin less effect of acquired loan discount accretion and PPP loan yield (1)	3.89%	4.15%	(0.26)%

	Three months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Interest income	$107,158	$86,955	$20,203	23.2%
Interest expense	(18,557)	(1,909)	(16,648)	872.1%
Fully tax-equivalent adjustment (FTE) (1)	379	397	(18)	(4.5)%
Net interest income (FTE)	$88,980	$85,443	$3,537	4.1%
Net interest margin (FTE)	3.96%	3.67%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,471	$1,677	$(206)	(12.3)%
Net interest margin less effect of acquired loan discount accretion(1)	3.89%	3.60%	0.29%
PPP loans yield, net:
Amount (included in interest income)	$4	$964	$(960)	(99.6)%
Net interest margin less effect of PPP loan yield (1)	3.96%	3.64%	0.32%
Acquired loans discount accretion and PPP loan yield, net: (1)
Amount (included in interest income)	$1,475	$2,641	$(1,166)	(44.1)%
Net interest margin less effect of acquired loan discount accretion and PPP loan yield (1)	3.89%	3.57%	0.32%

	Six months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Interest income	$210,064	$156,150	$53,914	34.5%
Interest expense	(28,127)	(3,180)	(24,947)	784.5%
Fully tax-equivalent adjustment (FTE) (1)	770	680	90	13.2%
Net interest income (FTE)	$182,707	$182,707	$29,057	—%
Net interest margin (FTE)	4.08%	3.54%

Acquired loans discount accretion, net:
Amount (included in interest income)	$2,868	$3,000	$(132)	(4.4)%
Net interest margin less effect of acquired loan discount accretion(1)	4.02%	3.51%	0.51%
PPP loans yield, net:
Amount (included in interest income)	$9	$2,061	$(2,052)	(99.6)%
Net interest margin less effect of PPP loan yield (1)	4.08%	3.51%	0.57%
Acquired loans discount accretion and PPP loan yield, net:
Amount (included in interest income)	$2,877	$5,061	$(2,184)	(43.2)%
Net interest margin less effect of acquired loans discount and PPP loan yield (1)	4.02%	3.44%	0.58%
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

Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or the discount is accreted (added to) interest income over the remaining life of the loan. The dollar impact of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining unaccreted discount or unamortized premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. As a result of the increase in interest rates, the prepayment rate of portfolio loans, inclusive of those acquired at a premium or discount, declined during 2023 as compared to 2022. During the three months ended June 30, 2023, March 31, 2023, and June 30, 2022, purchased loan discount accretion was $1.5 million, $1.4 million, and $1.7 million, respectively.

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

	For the three months ended
	June 30, 2023			June 30, 2022
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans, excluding PPP	$6,465,903	$86,743	5.38%	$5,890,578	$68,954	4.70%
PPP loans	1,478	4	1.09%	37,852	964	10.22%
Investment securities - taxable	2,343,511	18,775	3.21%	2,536,362	14,350	2.27%
Investment securities - nontaxable(1)	181,823	1,641	3.62%	196,104	1,720	3.52%
Total investments	2,525,334	20,416	3.24%	2,732,466	16,070	2.36%
Cash at Federal Reserve and other banks	29,349	374	5.11%	669,163	1,364	0.82%
Total interest-earning assets	9,022,064	107,537	4.78%	9,330,059	87,352	3.76%
Other assets	826,127			791,655
Total assets	$9,848,191			$10,121,714
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,657,714	$2,173	0.53%	$1,799,205	$99	0.02%
Savings deposits	2,768,981	6,936	1.00%	3,003,337	529	0.07%
Time deposits	426,689	2,348	2.21%	337,007	220	0.26%
Total interest-bearing deposits	4,853,384	11,457	0.95%	5,139,549	848	0.07%
Other borrowings	477,256	5,404	4.54%	35,253	5	0.06%
Junior subordinated debt	101,056	1,696	6.73%	100,991	1,056	4.19%
Total interest-bearing liabilities	5,431,696	18,557	1.37%	5,275,793	1,909	0.15%
Noninterest-bearing deposits	3,128,131			3,603,771
Other liabilities	176,141			150,696
Shareholders’ equity	1,112,223			1,091,454
Total liabilities and shareholders’ equity	$9,848,191			$10,121,714
Net interest spread(2)			3.41%			3.61%
Net interest income and interest margin(3)		$88,980	3.96%		$85,443	3.67%
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
Net interest income (FTE) during the three months ended June 30, 2023, increased $3.5 million to $89.0 million as compared to the same quarter in the prior year. This increase also contributed to a 29 basis point increase in net interest margin with was 3.96% for the current three month period as compared to 3.67% in the quarter ended June 30, 2022. The increase in net interest income is primarily attributed to an additional $3.3 million in interest income contributed by the volume mix shift from cash and securities to loans while the rising rate environment benefited earning assets but was nearly entirely offset by the rate impact on interest bearing liabilities and an increase in interest expense.

As compared to the same quarter in the prior year, average loan yields, excluding PPP, increased 68 basis points from 4.70% during the three months ended June 30, 2022, to 5.38% during the three months ended June 30, 2023. The accretion of discounts from acquired loans added 7 basis points to loan yields during each of the quarters ended June 30, 2023 and June 30, 2022.
The rates paid on interest bearing deposits increased by 52 basis points during the quarter ended June 30, 2023, compared to the trailing quarter. The cost of interest-bearing deposits increased by 88 basis points between the quarter ended June 30, 2023, and the same quarter of the prior year. In addition, the average balance of noninterest-bearing deposits decreased by $476.6 million from the same quarter in the prior year. As of June 30, 2023, the ratio of average total noninterest-bearing deposits to total average deposits was 39.2%, as compared to 41.0% and 41.2% at March 31, 2023 and June 30, 2022, respectively.

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Loans, excluding PPP	$6,439,292	$169,152	5.30%	$5,416,854	$125,602	4.68%
PPP loans	1,525	9	1.19%	44,238	2,061	9.40%
Investments-taxable	2,370,722	37,691	3.21%	2,434,045	24,573	2.04%
Investments-nontaxable (1)	185,417	3,340	3.63%	170,132	2,945	3.49%
Total investments	2,556,139	41,031	3.24%	2,604,177	27,518	2.13%
Cash at Federal Reserve and other banks	28,090	643	4.62%	688,257	1,649	0.48%
Total earning assets	9,025,046	210,835	4.71%	8,753,526	156,830	3.61%
Other assets, net	838,425			700,170
Total assets	$9,863,471			$9,453,696
Liabilities and shareholders’ equity
Interest-bearing demand deposits	$1,665,371	$2,560	0.31%	$1,698,815	$183	0.02%
Savings deposits	2,833,365	11,090	0.79%	2,788,374	856	0.06%
Time deposits	351,166	2,952	1.70%	319,351	488	0.31%
Total interest-bearing deposits	4,849,902	16,602	0.69%	4,806,540	1,527	0.06%
Other borrowings	377,995	8,212	4.38%	39,966	10	0.05%
Junior subordinated debt	101,050	3,314	6.61%	81,092	1,643	4.09%
Total interest-bearing liabilities	5,328,947	28,128	1.06%	4,927,598	3,180	0.13%
Noninterest-bearing deposits	3,249,488			3,329,459
Other liabilities	185,123			146,073
Shareholders’ equity	1,099,913			1,050,566
Total liabilities and shareholders’ equity	$9,863,471			$9,453,696
Net interest rate spread (1) (2)			3.65%			3.48%
Net interest income and margin (1) (3)		$182,707	4.08%		$153,650	3.54%
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

Changes in net interest income and net interest margin during the comparable six month periods ended June 30, 2023 and 2022 were impacted by changes in both volume and rates. However, changes in net interest income associated with volume were predominantly impacted by the addition of earning assets and interest bearing liabilities acquired in connection with the merger of Valley Republic Bancorp in March of 2022.

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

	Three months ended June 30, 2023 compared with three months ended June 30, 2022
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans, including PPP	$5,831	$10,998	$16,829
Investment securities	(1,220)	5,565	4,345
Cash at Federal Reserve and other banks	(1,312)	323	(989)
Total interest-earning assets	3,299	16,886	20,185
Increase (decrease) in interest expense:
Interest-bearing demand deposits	(7)	2,081	2,074
Savings deposits	(41)	6,448	6,407
Time deposits	58	2,069	2,127
Other borrowings	55	5,345	5,400
Junior subordinated debt	1	639	640
Total interest-bearing liabilities	66	16,582	16,648
Increase (decrease) in net interest income	$3,233	$304	$3,537
The following commentary regarding net interest income, interest income and interest expense may be best understood while referencing the Summary of Average Balances, Yields/Rates and Interest Differential and the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid shown above.
Net interest income (FTE) during the three months ended June 30, 2023 increased $3.5 million to $88.9 million compared to $85.4 million during the three months ended June 30, 2022. The overall increase in net interest income (FTE) was due to increases in average loan balances, which resulted in improvements totaling $5.8 million, and higher yields within investments and loans further improving those earnings by $5.6 million and $11.0 million, respectively. Increasing interest rates boosted interest expenses on on interest-bearing liabilities, most significantly deposits and other borrowings, resulting in a net increase of $10.6 million and $5.3 million, respectively.

	Six months ended June 30, 2023 compared with six months ended June 30, 2022
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans, including PPP	$10,959	$30,538	$41,497
Investment securities(1)	(190)	13,703	13,513
Cash at Federal Reserve and other banks	(792)	(214)	(1,006)
Total interest-earning assets	9,977	44,027	54,004
Increase (decrease) in interest expense:
Interest-bearing demand deposits	(2)	2,379	2,377
Savings deposits	7	10,227	10,234
Time deposits	25	2,439	2,464
Other borrowings	42	8,160	8,202
Junior subordinated debt	204	1,466	1,670
Total interest-bearing liabilities	276	24,671	24,947
Increase (decrease) in net interest income	$9,701	$19,356	$29,057

Net interest income (FTE) during the six months ended June 30, 2023 increased $29.1 million to $182.7 million compared to $153.6 million during the six months ended June 30, 2022. The overall increase in net interest income (FTE) was due to increases in average loan balances, which resulted in improvements totaling $11.0 million, and higher yields within investments and loans further improving those earnings by $13.7 million and $30.5 million, respectively. Increasing interest rates boosted interest expenses on on interest-bearing liabilities, most significantly deposits and other borrowings, resulting in a net increase of $15.0 million and $8.2 million, respectively.

Asset Quality and Credit Loss Provisioning
During the three months ended June 30, 2023, the Company recorded a provision for credit losses of $9.7 million, as compared to $4.2 million during the trailing quarter, and $2.1 million million during the first quarter of 2022.
The following table presents details of the provision for credit losses for the periods indicated:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Addition to (reversal of) allowance for credit losses	$8,980	$1,940	$13,295	$10,145
Addition to (reversal of) reserve for unfunded loan commitments	670	160	550	285
Total provision for (reversal of) credit losses	$9,650	$2,100	$13,845	$10,430
The following table presents the activity in the allowance for credit losses on loans for the periods indicated:

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Balance, beginning of period	$108,407	$96,049	$105,680	$85,376
ACL at acquisition for PCD loans	—	—	—	2,037
Provision for credit losses	8,980	1,940	13,295	10,145
Loans charged-off	(277)	(401)	(2,035)	(1,144)
Recoveries of previously charged-off loans	219	356	389	1,530
Balance, end of period	$117,329	$97,944	$117,329	$97,944
The allowance for credit losses (ACL) was $117.3 million as of June 30, 2023, a net increase of $8.9 million over the immediately preceding quarter. The provision for credit losses of $9.0 million during the recent quarter was the net effect of increases in required reserves due to individually analyzed credits, qualitative factors, and quantitative reserves under the cohort model. On a comparative basis, the provision for credit losses of $1.9 million during the three months ended June 30, 2022, was largely the result of loan growth in the period. For the current quarter, the qualitative components of the ACL resulted in a net increase in required reserves totaling approximately $2.9 million due to softening of the California employment data, and increase in the corporate debt yields. Meanwhile, the quantitative component of the ACL increased reserve requirements by approximately $6.0 million over the trailing quarter primarily due to increases in specific reserves.
The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and includes improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date, particularly CA unemployment trends. Despite continued declines on a year over year comparative basis, core inflation remains elevated from wage pressures, and higher living costs such as housing and food prices. Management notes the rapid intervals of rate increases by the Federal Reserve and flattening or inversion of the yield curve, have informed expectations of the US entering a recession within 12 months. As a result, management continues to believe that certain credit weaknesses are likely present in the overall economy and that it is appropriate to cautiously maintain a reserve level that incorporates such risk factors.
Loans past due 30 days or more increased by $1.6 million during the quarter ended June 30, 2023, to $9.5 million, as compared to $7.9 million at March 31, 2023. Non-performing loans were $37.6 million at June 30, 2023, an increase of $21.6 million from $16.0 million as of March 31, 2023, and an increase of $25.7 million from $11.9 million as of June 30, 2022. The current quarter increase in non-performing assets is nearly entirely attributed to a single relationship. Of the $37.6 million loans designated as non-performing as of June 30, 2023, approximately $31.7 million are current with respect to payments required under their original loan agreements. .
The following table illustrates the total loans by risk rating and their respective percentage of total loans for the periods presented.

	June 30,	% of Loans Outstanding	March 31,	% of Loans Outstanding	June 30,	% of Loans Outstanding
(dollars in thousands)	2023		2023		2022
Risk Rating:
Pass	$6,299,893	96.5%	$6,232,962	97.0%	$5,960,781	97.5%
Special Mention	155,678	2.4%	125,492	2.0%	105,819	1.7%
Substandard	65,169	1.0%	63,967	1.0%	46,821	0.8%
Total	$6,520,740		$6,422,421		$6,113,421

Classified loans to total loans	1.00%		1.00%		0.77%
Loans past due 30+ days to total loans	0.15%		0.12%		0.10%
The ratio of classified loans of 1.00% as of June 30, 2023, remained consistent with the trailing quarter, but increased by 23 basis points from June 30, 2022. The Company's criticized loan balances increased during the current quarter by $31.4 million to $220.8 million as of June 30, 2023. The recent increase in special mention loans as a percentage of total loans outstanding is consistent with volumes experienced prior to the recent quantitative easing cycle spurred by the COVID pandemic and reflects management's historically conservative approach to credit risk monitoring. The newly criticized special mention loans are spread amongst a handful of relationships, with diversity amongst geographies and collateral types.
There were no properties added or disposed within Other Real Estate Owned during the second quarter of 2023. Total write-downs of $0.5 million were incurred during the current quarter across four properties. As of June 30, 2023, other real estate owned consisted of nine properties with a carrying value of approximately $2.9 million.
Non-performing assets of $40.5 million at June 30, 2023, represented 0.41% of total assets, a change from the $19.5 million or 0.20% and $15.3 million or 0.15% as of March 31, 2023 and June 30, 2022, respectively.

Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
ATM and interchange fees	$6,856	$6,984	$(128)	(1.8)%
Service charges on deposit accounts	4,581	4,163	418	10.0%
Other service fees	992	1,279	(287)	(22.4)%
Mortgage banking service fees	454	482	(28)	(5.8)%
Change in value of mortgage servicing rights	85	136	(51)	(37.5)%
Total service charges and fees	12,968	13,044	(76)	(0.6)%
Increase in cash value of life insurance	788	752	36	4.8%
Asset management and commission income	1,158	1,039	119	11.5%
Gain on sale of loans	295	542	(247)	(45.6)%
Lease brokerage income	74	238	(164)	(68.9)%
Sale of customer checks	407	441	(34)	(7.7)%
Gain on sale of investment securities	—	—	—	n/m
Loss on marketable equity securities	(42)	(94)	52	(55.3)%
Other	93	468	(375)	(80.1)%
Total other non-interest income	2,773	3,386	(613)	(18.1)%
Total non-interest income	$15,741	$16,430	$(689)	(4.2)%
Non-interest income decreased $0.7 million or 4.2% to $15.7 million during the three months ended June 30, 2023, compared to $16.4 million during the quarter ended June 30, 2022. The declining mortgage related activity resulting from elevated interest rates reduced income recorded from the sale of loans by $0.2 million or 45.6%, and to a lesser extent a smaller change in the fair value of mortgage servicing rights, as compared to the three months ended June 30, 2022. Other non-interest income reductions of $0.4 million were primarily the result of a $0.3 million difference in fair value changes of assets associated with retirement plans where the corresponding offset of those changes are included in benefits and other compensation costs.

	Six months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
ATM and interchange fees	$13,200	$13,227	$(27)	(0.2)%
Service charges on deposit accounts	8,012	7,997	15	0.2%
Other service fees	2,158	2,161	(3)	(0.1)%
Mortgage banking service fees	919	945	(26)	(2.8)%
Change in value of mortgage servicing rights	(124)	410	(534)	(130.2)%
Total service charges and fees	24,165	24,740	(575)	(2.3)%
Increase in cash value of life insurance	1,590	1,390	200	14.4%
Asset management and commission income	2,092	1,926	166	8.6%
Gain on sale of loans	501	1,788	(1,287)	(72.0)%
Lease brokerage income	172	396	(224)	(56.6)%
Sale of customer checks	695	545	150	27.5%
Gain on sale of investment securities	(164)	—	(164)	n/m
Loss on marketable equity securities	—	(231)	231	(100.0)%
Other	325	972	(647)	(66.6)%
Total other non-interest income	5,211	6,786	(1,575)	(23.2)%
Total non-interest income	$29,376	$31,526	$(2,150)	(6.8)%
Non-interest income decreased $2.2 million or 6.8% to $29.4 million during the three months ended June 30, 2023, as compared to $31.5 million during the six months ended June 30, 2022, for reasons similar to those referenced above.

Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated:

	Three months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Base salaries, net of deferred loan origination costs	$24,059	$22,169	$1,890	8.5%
Incentive compensation	4,377	4,282	95	2.2%
Benefits and other compensation costs	6,278	6,491	(213)	(3.3)%
Total salaries and benefits expense	34,714	32,942	1,772	5.4%
Occupancy	3,991	3,996	(5)	(0.1)%
Data processing and software	4,638	3,596	1,042	29.0%
Equipment	1,436	1,453	(17)	(1.2)%
Intangible amortization	1,656	1,702	(46)	(2.7)%
Advertising	1,016	818	198	24.2%
ATM and POS network charges	1,902	1,781	121	6.8%
Professional fees	1,985	1,233	752	61.0%
Telecommunications	809	564	245	43.4%
Regulatory assessments and insurance	1,993	779	1,214	155.8%
Merger and acquisition expense	—	2,221	(2,221)	(100.0)%
Postage	311	313	(2)	(0.6)%
Operational losses (gain)	1,090	456	634	139.0%
Courier service	483	486	(3)	(0.6)%
Gain on sale or acquisition of foreclosed assets	—	(98)	98	n/m
Loss on disposal of fixed assets	18	5	13	260.0%
Other miscellaneous expense	5,201	4,017	1,184	29.5%
Total other non-interest expense	26,529	23,322	3,207	13.8%
Total non-interest expense	$61,243	$56,264	$4,979	8.8%
Average full time equivalent staff	1,210	1,183	27	2.3%
Total non-interest expense increased $5.0 million or 8.8% to $61.2 million during the three months ended June 30, 2023, as compared to $56.3 million for the quarter ended June 30, 2022. Total salaries and benefits expense increased by $1.8 million or 5.4% to $34.7 million, largely from a net increase of 27 full-time equivalent positions as well as annual merit increases as previously discussed. Data processing and software expenses increased by $1.0 million related to ongoing investments in the Company's data management and security infrastructure. Professional fees increased by $0.7 million which was directly associated with third party contract negotiation assistance, the benefits of which will be realized in future periods. Merger and acquisition expenses associated with the VRB merger totaled $2.2 million for the quarter ended June of 2022. Other miscellaneous expenses increased $1.2 million or 29.5%, due primarily to changes in regulatory requirements which is expected to result in an estimated $0.8 million in refunds to customers previously charged non-sufficient funds fees and an additional increase of $0.5 million in provision expense on real estate owned and various other increases across the Company, including travel and entertainment costs.

	Six months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Base salaries, net of deferred loan origination costs	$47,059	$40,385	$6,674	16.5%
Incentive compensation	7,272	6,865	407	5.9%
Benefits and other compensation costs	12,946	12,463	483	3.9%
Total salaries and benefits expense	67,277	59,713	7,564	12.7%
Occupancy	8,151	7,571	580	7.7%
Data processing and software	8,670	7,109	1,561	22.0%
Equipment	2,819	2,786	33	1.2%
Intangible amortization	3,312	2,930	382	13.0%
Advertising	1,775	1,455	320	22.0%
ATM and POS network charges	3,611	3,156	455	14.4%
Professional fees	3,574	2,109	1,465	69.5%
Telecommunications	1,404	1,085	319	29.4%
Regulatory assessments and insurance	2,785	1,499	1,286	85.8%
Merger and acquisition expense	—	6,253	(6,253)	(100.0)%
Postage	610	541	69	12.8%
Operational losses	1,525	273	1,252	458.6%
Courier service	822	900	(78)	(8.7)%
Gain on sale or acquisition of foreclosed assets	—	(98)	98	(100.0)%
Loss (gain) on disposal of fixed assets	18	(1,073)	1,091	(101.7)%
Other miscellaneous expense	8,684	6,502	2,182	33.6%
Total other non-interest expense	47,760	42,998	4,762	11.1%
Total non-interest expense	$115,037	$102,711	$12,326	12.0%
Average full-time equivalent staff	1,214	1,133	81	7.1%
Total non-interest expense increased $12.3 million or 12.0% to $115.0 million during the six months ended June 30, 2023, as compared to $102.7 million for the comparative period in 2022, for reasons primarily associated with the acquisition of Valley Republic Bank in March of 2022 which resulted in expense increases for nearly every identified category. Merger and acquisition expenses associated with the VRB merger totaled $6.2 million for the six-month period ended 2022. The reasons for additional and more specific changes in various costs identified above, and including but not limited to data processing, regulatory assessments, operational losses and other expenses are consistent with the discussions previously provided.
Provision for Income Taxes
The Company’s effective tax rate was 25.6% for the quarter ended June 30, 2023, as compared to 26.8% for the period ended March 31, 2023, and 28.1% for the year ended December 31, 2022. Differences between the Company's effective tax rate and applicable federal and state blended statutory rate of approximately 29.6% are due to the proportion of non-taxable revenues, non-deductible expenses, and benefits from tax credits as compared to the levels of pre-tax earnings.

Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. The following is a comparison of the quarterly change in certain assets and liabilities:

Ending balances	June 30,	March 31,		Annualized % Change
(dollars in thousands)	2023	2023	$ Change
Total assets	$9,853,421	$9,842,394	$11,027	0.4%
Total loans	6,520,740	6,422,421	98,319	6.1
Total investments	2,485,378	2,577,769	(92,391)	(14.3)
Total deposits	8,095,365	8,025,865	69,500	3.5
Other borrowings	392,714	434,140	(41,426)	(38.2)

Loans outstanding increased by $98.3 million or 6.1% on an annualized basis during the quarter ended June 30, 2023. During the quarter, loan originations/draws totaled approximately $456.0 million while payoffs/repayments of loans totaled $356.0 million, which compares to originations/draws and payoffs/repayments during the trailing quarter ended of $357.0 million and $389.0 million, respectively. While origination volume increased from the previous quarter, activity levels continue to be lower relative to the comparative period in 2022 due in part to disciplined pricing and underwriting, as well as decreased borrower appetite at currently offered lending rates. Management continues to believe that the current loan pipeline is sufficient to support the Company's objectives. Investment security balances decreased $92.4 million or 14.3% on an annualized basis as the result of net prepayments, maturities, and purchases totaling approximating $75.2 million and net decreases in the market value of securities of $16.9 million. Management seeks to utilize excess cash flows from the investment security portfolio to support loan growth or reduce borrowings thus resulting in an improved mix of earning assets. Deposit balances increased by $69.5 million or 3.5% annualized during the period. Net cash flow surpluses during the quarter resulted in a net decrease of $41.4 million in short-term borrowings, which totaled $392.7 million as of the period ended June 30, 2023.
The following is a comparison of the year over year change in certain assets and liabilities:

Ending balances	As of June 30,			% Change
(dollars in thousands)	2023	2022	$ Change
Total assets	$9,853,421	$10,120,611	$(267,190)	(2.6)%
Total loans	6,520,740	6,113,421	407,319	6.7
Total loans, excluding PPP	6,519,316	6,095,667	423,649	7.0
Total investments	2,485,378	2,802,815	(317,437)	(11.3)
Total deposits	8,095,365	8,756,775	(661,410)	(7.6)
Total other borrowings	392,714	35,089	357,625	1,019.2%
Non-PPP loan balances increased as a result of organic activities by approximately $423.6 million or 7.0%. during the twelve-month period ending June 30, 2023. Over the same period deposit balances have declined by $661.4 million or 7.6%. The Company has offset these declines through the deployment of excess cash balances, runoff of investment security balances, and proceeds from short-term FHLB borrowings. As of June 30, 2023, short-term borrowings from the FHLB totaled $394.1 million and had an interest rate of 5.11%.
Investment Securities
Investment securities available for sale decreased $132.0 million to $2.3 billion as of June 30, 2023, compared to December 31, 2022. The decrease is attributed to $159.4 million in calls and principal repayments, partially offset by $17.7 million in market value appreciation. In addition, proceeds from the sale of investment securities totaled $24.2 million for the three months ended June 30, 2023, resulting in no gain or loss. There were no sales of investment securities during the three months ended March 31, 2022.
The following table presents the available for sale debt securities portfolio by major type as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$1,309,424	56.4%	$1,372,769	56.0%
Obligations of states and political subdivisions	275,651	11.9%	293,205	12.0%
Corporate bonds	5,501	0.3%	5,751	0.2%
Asset backed securities	453,467	19.5%	439,767	17.9%
Non-agency collateralized mortgage obligations	276,370	11.9%	340,946	13.9%
Total debt securities available for sale	$2,320,413	100.0%	$2,452,438	100.0%

	June 30, 2023		December 31, 2022
(in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$142,466	98.2%	$154,830	96.2%
Obligations of states and political subdivisions	2,651	1.8%	6,153	3.8%
Total debt securities held to maturity	$145,117	100.0%	$160,983	100.0%
Investment securities held to maturity decreased $15.9 million to $145.1 million as of June 30, 2023, as compared to December 31, 2022. This decrease is attributable to calls and principal repayments of $15.8 million, and amortization of net purchase premiums of $0.1 million.

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
The following table shows the Company’s loan balances, net deferred loan costs and discounts, as of the dates indicated:

(in thousands)	June 30, 2023		December 31, 2022
Commercial real estate	$4,343,924	66.6%	$4,359,083	67.6%
Consumer	1,252,225	19.2%	1,240,743	19.2%
Commercial and industrial	576,247	8.8%	569,921	8.8%
Construction	278,425	4.3%	211,560	3.3%
Agriculture production	61,337	0.9%	61,414	1.0%
Leases	8,582	0.1%	7,726	0.1%
Total loans	$6,520,740	100.0%	$6,450,447	100.0%

Nonperforming Assets
The following tables set forth the amount of the Company’s NPAs as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(in thousands)	June 30, 2023	December 31, 2022
Performing nonaccrual loans	$32,145	$19,543
Nonperforming nonaccrual loans	5,415	1,770
Total nonaccrual loans	37,560	21,313
Loans 90 days past due and still accruing	32	8
Total nonperforming loans	37,592	21,321
Foreclosed assets	2,914	3,439
Total nonperforming assets	$40,506	$24,760
Nonperforming assets to total assets	0.41%	0.25%
Nonperforming loans to total loans	0.58%	0.33%
Allowance for credit losses to nonperforming loans	312%	516%

Changes in nonperforming assets during the three months ended June 30, 2023

(in thousands)	Balance at March 31, 2023	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at June 30, 2023
Commercial real estate:
CRE non-owner occupied	$1,671	347	(788)	—	—	$1,230
CRE owner occupied	3,848	15,219	(196)	—	—	18,871
Multifamily	117	—	(7)	—	—	110
Farmland	371	2,230	(371)	—	—	2,230
Total commercial real estate loans	6,007	17,796	(1,362)	—	—	22,441
Consumer
SFR 1-4 1st DT liens	3,531	311	(449)	—	—	3,393
SFR HELOCs and junior liens	3,373	537	(421)	—	—	3,489
Other	139	155	(74)	(91)	—	129
Total consumer loans	7,043	1,003	(944)	(91)	—	7,011
Commercial and industrial	1,561	6,651	(595)	(113)	—	7,504
Construction	457	—	(384)	—	—	73
Agriculture production	957	33	(427)	—	—	563
Leases	—	—	—	—	—	—
Total nonperforming loans	16,025	25,483	(3,712)	(204)	—	37,592
Foreclosed assets	3,439	—	—	(525)	—	2,914
Total nonperforming assets	$19,464	25,483	(3,712)	(729)	—	$40,506
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the three months ended June 30, 2023 by $21.0 million or 108.2% to $40.5 million compared to $19.5 million at March 31, 2023. The increase in nonperforming assets during the second quarter of 2023 was primarily the result of nonperforming loans added during the period totaling $25.5 million. This increase is entirely attributed to a single relationship. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the loan loss reserves associated with these loans is sufficient as of June 30, 2023.

Changes in nonperforming assets during the six months ended June 30, 2023

(in thousands)	Balance at December 31, 2022	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at June 30, 2023
Commercial real estate:
CRE non-owner occupied	$1,739	347	(856)	—	—	$1,230
CRE owner occupied	4,938	15,316	(1,383)	—	—	18,871
Multifamily	125	—	(15)	—	—	110
Farmland	1,772	2,230	(1,772)	—	—	2,230
Total commercial real estate loans	8,574	17,893	(4,026)	—	—	22,441
Consumer
SFR 1-4 1st DT liens	4,220	717	(1,544)	—	—	3,393
SFR HELOCs and junior liens	3,155	964	(587)	(43)	—	3,489
Other	76	265	(76)	(136)	—	129
Total consumer loans	7,451	1,946	(2,207)	(179)	—	7,011
Commercial and industrial	3,526	6,943	(1,278)	(1,687)	—	7,504
Construction	491	—	(418)	—	—	73
Agriculture production	1,279	33	(749)	—	—	563
Leases	—	—	—	—	—	—
Total nonperforming loans	21,321	26,815	(8,678)	(1,866)	—	37,592
Foreclosed assets	3,439	—	—	(525)	—	2,914
Total nonperforming assets	$24,760	26,815	(8,678)	(2,391)	—	$40,506
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the six months ended June 30, 2023 by $15.8 million or 64.0% to $40.5 million compared to $24.8 million at December 31, 2022. The increase in nonperforming assets during the six months ended 2023 was primarily the result of nonperforming loans added during the period totaling $26.8 million, partially offset by loan pay-downs/upgrades, which totaled $8.7 million during the quarter and charge-offs of $1.9 million.
The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses for loans as of the dates indicated:

(in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Allowance for credit losses:
Qualitative and forecast factor allowance	$78,334	$70,777	$65,516
Cohort model allowance reserves	32,002	32,489	31,965
Allowance for individually evaluated loans	6,993	2,414	463
Total allowance for credit losses	$117,329	$105,680	$97,944
Allowance for credit losses for loans / total loans	1.80%	1.64%	1.60%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. Based on the current conditions of the loan portfolio, management believes that the $117.3 million allowance for loan losses at June 30, 2023 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for credit losses on loans as of the dates indicated:

(in thousands)	June 30, 2023		December 31, 2022		June 30, 2022
Commercial real estate	$71,016	60.5%	61,381	58.1%	$55,450	56.6%
Consumer	26,513	22.6%	24,639	23.3%	23,931	24.4%
Commercial and industrial	11,647	9.9%	13,597	12.9%	9,979	10.2%
Construction	7,031	6.0%	5,142	4.8%	7,522	7.7%
Agriculture production	1,105	0.9%	906	0.8%	1,046	1.1%
Leases	17	0.1%	15	0.1%	16	—%
Total allowance for credit losses	$117,329	100.0%	105,680	100.0%	$97,944	100.0%
The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

(in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Commercial real estate	1.63%	1.41%	1.37%
Consumer	2.12%	1.99%	2.06%
Commercial and industrial	2.02%	2.39%	1.97%
Construction	2.53%	2.43%	2.40%
Agriculture production	1.80%	1.48%	1.47%
Leases	0.20%	0.19%	0.20%
Total loans	1.80%	1.64%	1.60%

The following table summarizes the activity in the allowance for credit losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Allowance for credit losses:
Balance at beginning of period	$108,407	$96,049	$105,680	$85,376
ACL on PCD loans	—	—	—	2,037
Provision for (reversal of) loan losses	8,980	1,940	13,295	10,145
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—	—	—
CRE owner occupied	—	—	—	—
Multifamily	—	—	—	—
Farmland	—	—	—	(294)
Consumer:
SFR 1-4 1st DT liens	—	—	—	—
SFR HELOCs and junior liens	—	—	(42)	—
Other	(163)	(166)	(305)	(285)
Commercial and industrial	(113)	(235)	(1,687)	(565)
Construction	—	—	—	—
Agriculture production	—	—	—	—
Leases	—	—	—	—
Total loans charged-off	(276)	(401)	(2,034)	(1,144)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	—	—	—	—
CRE owner occupied	1	1	1	1
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	1	—	41
SFR HELOCs and junior liens	37	153	102	328
Other	26	76	77	147
Commercial and industrial	123	124	176	1,011
Construction	—	—	—	—
Agriculture production	31	1	32	2
Leases	—	—	—	—
Total recoveries of previously charged-off loans	218	356	388	1,530
Net (charge-offs) recoveries	(58)	(45)	(1,646)	386
Balance at end of period	$117,329	$97,944	$117,329	$97,944
Average total loans	$6,467,381	$5,928,430	$6,440,817	$5,461,092
Ratios (annualized):
Net (charge-offs) recoveries during period to average loans outstanding during period	—%	—%	(0.05)%	0.01%
Provision for credit losses to average loans outstanding during period	0.56%	0.13%	0.41%	0.37%

Foreclosed Assets, Net of Allowance for Losses
The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses, for the six months ended June 30, 2023:

(in thousands)	Balance at December 31, 2022	Sales	Valuation Adjustments	Transfers from Loans	Balance at June 30, 2023
Land & construction	$154	$—	$—	$—	$154
Residential real estate	1,709	—	(80)	—	1,629
Commercial real estate	1,576	—	(445)	—	1,131
Total foreclosed assets	$3,439	$—	$(525)	$—	$2,914
Deposits
During the six months ended June 30, 2023, the Company’s deposits decreased by $233.6 million to $8.1 billion at quarter end. There were no brokered deposits included in the deposit balances as of June 30, 2023 and December 31, 2022, respectively.
The following table sets forth the estimated deposits exceeding the FDIC insurance limit (excluding collateralized municipal deposits and intercompany balances) as of the dates indicated:

(in thousands)	June 30, 2023	December 31, 2022
Estimated uninsured deposit balances	$2,523,000	$2,701,000
The following table indicates the contractual maturity schedule of the Company's uninsured time deposits in excess of $250,000 as of the dates indicated:

(in thousands)	June 30, 2023
Three months or less	$13,170
Over three through six months	23,815
Over six months through twelve months	11,026
Over twelve months	15,983
$63,994
Non-interest bearing deposits represent 37.9% and 42.0% of total deposits outstanding as of June 30, 2023 and December 31, 2022, respectively.
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
During the three and six months ended June 30, 2023, the Company repurchased zero and 150,000 shares with market values of $0 and $6,974,000, respectively. During the three and six months ended June 30, 2022, the Company repurchased 526,749 shares with market values of $21,750,000, respectively.
Total shareholders' equity increased by $2.5 million during the quarter ended June 30, 2023, as a result of accumulated other comprehensive losses increasing by $11.9 million and cash dividend payments on common stock of approximately $10.0 million, offset by net income of $24.9 million. As a result, the Company’s book value was $32.86 per share at June 30, 2023, as compared to $32.84 and $31.25 at December 31, 2022 and June 30, 2022, respectively. The Company’s tangible book value per share, a non-GAAP measure, calculated by subtracting goodwill and other intangible assets from total shareholders’ equity and dividing that sum by total shares outstanding, was $23.30 per share at June 30, 2023, as compared to $23.22 and $21.41 at December 31, 2022, and June 30, 2022,

respectively.
Trailing Quarter Balance Sheet Change

	June 30, 2023		December 31, 2022
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total risk based capital	14.5%	10.5%	14.2%	10.5%
Tier I capital	12.7%	8.5%	12.4%	8.5%
Common equity Tier 1 capital	12.0%	7.0%	11.7%	7.0%
Leverage	10.4%	4.0%	10.1%	4.0%
See Note 10 and Note 16 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

As of June 30, 2023, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depository shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with current and prospective covenants in credit agreements.

Liquidity
The Company's primary sources of liquidity include the following for the periods indicated:

(dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2022
Borrowing capacity at correspondent banks and FRB	$2,847,052	$2,853,219	$2,690,597
Less: borrowings outstanding	(350,000)	(394,095)	—
Unpledged available-for-sale (AFS) investment securities	1,813,894	1,883,353	2,192,704
Cash held or in transit with FRB	79,530	67,468	432,190
Total primary liquidity	$4,390,476	$4,409,945	$5,315,491

Estimated uninsured deposit balances	$2,522,718	$2,312,309	$2,950,614
At June 30, 2023, the Company's primary sources of liquidity represented 54.2% of total deposits and 174% of estimated total uninsured deposits, respectively. As secondary sources of liquidity, the Company's held-to-maturity investment securities had a fair value of $134.4 million, including approximately $10.7 million in net unrealized losses. The Company did not utilize any brokered deposits during 2023 or 2022.
The Company’s profitability during the first six months of 2023 generated cash flows from operations of $56.2 million compared to $72.1 million during the first six months of 2022. Net cash from investing activities was $89.8 million for the six months ended June 30, 2023, compared to net cash used by investing activities of $472.7 million during the six months ending 2022. Financing activities used $134.4 million during the six months ended June 30, 2023, compared to providing $121.0 million during the six months ended June 30, 2022. During the six months ended June 30, 2023 deposit balance decreases of $233.6 million was the largest detractor of funding, which attributed to the increase in other borrowings of $128.1 million during the same period.
The changes in contractual obligations of the Company and Bank, to include but not limited to term subordinated debt, operating leases, deferred compensation and supplemental retirement plans as well as off-balance sheet commitments such as unfunded loans and letters of credit. These contractual obligations are otherwise consistent with similar balances or totals as of December 31, 2022.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments, which have historically included dividends to shareholders, scheduled debt service payments, and general operations. Shareholder dividends are expected to continue subject to the Board’s discretion and management's continuing evaluation of capital levels, earnings, asset quality and other factors. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to cover the Company's cash flow needs. However, the Company and its ability to generate liquidity through either the issuance of stock or debt, also serves as a potential source of strength for the Bank. Dividends paid by the Company to holders of its common stock used $19.9 million and $15.8 million of cash during the six months ended June 30, 2023 and 2022, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

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

	Three months ended			Six months ended
(dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net interest margin
Acquired loans discount accretion, net:
Amount (included in interest income)	$1,471	$1,397	$1,677	$2,868	$3,000
Effect on average loan yield	0.09%	0.09%	0.11%	0.09%	0.11%
Effect on net interest margin (FTE)	0.07%	0.06%	0.07%	0.06%	0.07%
Net interest margin (FTE)	3.96%	4.21%	3.67%	4.08%	3.54%
Net interest margin less effect of acquired loan discount accretion (Non-GAAP)	3.89%	4.15%	3.60%	4.02%	3.47%
PPP loans yield, net:
Amount (included in interest income)	$4	$5	$964	$9	$2,061
Effect on net interest margin (FTE)	—%	—%	0.03%	—%	0.03%
Net interest margin less effect of PPP loan yield (Non-GAAP)	3.96%	4.21%	3.64%	4.08%	3.51%
Acquired loan discount accretion and PPP loan yield, net:
Amount (included in interest income)	$1,475	$1,402	$2,641	$2,877	$5,061
Effect on net interest margin (FTE)	0.07%	0.06%	0.10%	0.06%	0.10%
Net interest margin less effect of acquired loan discount accretion and PPP yields, net (Non-GAAP)	3.89%	4.15%	3.57%	4.02%	3.44%

	Three months ended			Six months ended
(dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Pre-tax pre-provision return on average assets or equity
Net income (GAAP)	$24,892	$35,833	$31,364	$60,725	$51,738
Exclude provision for income taxes	8,557	13,149	11,748	21,706	19,617
Exclude provision (benefit) for credit losses	9,650	4,195	2,100	13,845	10,430
Net income before income tax and provision expense (Non-GAAP)	$43,099	$53,177	$45,212	$96,276	$81,785

Average assets (GAAP)	$9,848,191	$9,878,927	$10,121,714	$9,863,471	$9,453,696
Average equity (GAAP)	$1,112,223	$1,087,473	$1,091,454	$1,099,913	$1,050,566

Return on average assets (GAAP) (annualized)	1.01%	1.47%	1.24%	1.24%	1.10%
Pre-tax pre-provision return on average assets (Non-GAAP) (annualized)	1.76%	2.18%	1.79%	1.97%	1.74%
Return on average equity (GAAP) (annualized)	8.98%	13.36%	11.53%	11.13%	9.93%
Pre-tax pre-provision return on average equity (Non-GAAP) (annualized)	15.54%	19.83%	16.61%	17.65%	15.70%

	Three months ended			Six months ended
(dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Return on tangible common equity
Average total shareholders' equity	$1,112,223	$1,087,473	$1,091,454	$1,099,913	$1,050,566
Exclude average goodwill	304,442	304,442	307,942	334,565	267,533
Exclude average other intangibles	14,716	15,842	21,040	16	16,845
Average tangible common equity (Non-GAAP)	$793,065	$767,189	$762,472	$765,332	$766,188

Net income (GAAP)	$24,892	$35,833	$31,364	$60,725	$51,738
Exclude amortization of intangible assets, net of tax effect	1,166	1,166	1,199	2,333	2,064
Tangible net income available to common shareholders (Non-GAAP)	$26,058	$36,999	$32,563	$63,058	$53,802

Return on average equity	8.98%	13.36%	11.53%	11.13%	9.93%
Return on average tangible common equity (Non-GAAP)	13.18%	19.56%	17.13%	16.62%	14.16%

	Three months ended
(dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Tangible shareholders' equity to tangible assets
Shareholders' equity (GAAP)	$1,092,781	$1,090,245	$1,046,416	$990,338	$1,042,177
Exclude goodwill and other intangible assets, net	317,800	319,456	321,112	326,314	328,016
Tangible shareholders' equity (Non-GAAP)	$774,981	$770,789	$725,304	$664,024	$714,161

Total assets (GAAP)	$9,853,421	$9,842,394	$9,930,986	$9,976,879	$10,120,611
Exclude goodwill and other intangible assets, net	317,800	319,456	321,112	326,314	328,016
Total tangible assets (Non-GAAP)	$9,535,621	$9,522,938	$9,609,874	$9,650,565	$9,792,595

Shareholders' equity to total assets (GAAP)	11.09%	11.08%	10.54%	9.93%	10.30%
Tangible shareholders' equity to tangible assets (Non-GAAP)	8.13%	8.09%	7.55%	6.88%	7.29%

	Three months ended
(dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Tangible common shareholders' equity per share
Tangible s/h equity (Non-GAAP)	$774,981	$770,789	$725,304	$664,024	$714,161

Common shares outstanding at end of period	33,259,260	33,195,250	33,331,513	33,332,189	33,350,974

Common s/h equity (book value) per share (GAAP)	$32.86	$32.84	$31.39	$29.71	$31.25
Tangible common shareholders' equity (tangible book value) per share (Non-GAAP)	$23.30	$23.22	$21.76	$19.92	$21.41

*****************

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates occurring subsequent to December 31, 2022, the following update of the Company’s assessment of market risk as of June 30, 2023 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2022.
During the quarter ended June 30, 2023, market interest rates, including many rates that serve as reference indices for variable rate loans and investment securities continued to increase. As noted above, these rate increases have continued to benefit growth in total interest income. As of June 30, 2023, the Company's loan portfolio consisted of approximately $6.5 billion in outstanding principal with a weighted average coupon rate of 5.2%. During the three-month periods ending June 30, 2023, March 31, 2023 and December 31, 2022, the weighted average coupon on loan production in the quarter was 6.9%, 6.7% and 6.90%, respectively. Included in the June 30, 2023 loan total are variable rate loans totaling $3.8 billion, of which, $859.9 million are considered floating based on the Wall Street Prime index. In addition, the Company holds certain investment securities totaling $375.5 million which are subject to repricing on not less than a quarterly basis.
As of June 30, 2023, non-interest bearing deposits represented 38.0% of total deposits. Further, during the quarter ended June 30, 2023, the cost of interest bearing deposits were 0.95% and the cost of total deposits were 0.58%. With the intent of stabilizing or increasing net interest income, management intends to continue to deploy its excess liquidity and seek to migrate certain earning assets into higher yielding categories (from investment securities and into loans, for example). However, in situations where deposit balances contract, management relies upon various borrowing facilities or the use of brokered deposits. Through the first half of 2023 and during the entire 2022 year, management did not utilize any brokered deposits. Management did however utilize borrowing lines from the FHLB and expects that such borrowings will be needed through the remainder of 2023 and into 2024. As the rate paid on these borrowed funds are correlated with short-term interest rates, the costs associated with these borrowings, particularly in a rising rate environment, are also expected to increase.
As of June 30, 2023 the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was 5.08%. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no significant changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve month period utilizing a interest sensitivity (GAP) analysis based on the Company's specific mix of interest earning assets and interest bearing liabilities as of June 30, 2023.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+300 (shock)	(4.4)%	(4.2)%
+200 (shock)	(3.1)%	(2.2)%
+100 (shock)	(1.4)%	(0.1)%
+ 0 (flat)	—	—
-100 (shock)	(1.1)%	(4.4)%
-200 (shock)	(2.6)%	(11.9)%
-300 (shock)	(3.8)%	(21.5)%

Item 4.    Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.
During the three months ended June 30, 2023, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition, or results of operations. The following risk factors represents a material update and addition to the risk factors previously disclosed in our 2022 Annual Report on Form 10-K and/or Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2023.

Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material effect on the Company’s operations, earnings and financial condition.

During the first half of 2023, the financial services industry was negatively affected by several bank failures. These recent events have caused general uncertainty and concern regarding the adequacy of liquidity within the banking sector as a whole and have decreased confidence in banks among depositors and investors. Although we were not directly affected by these bank failures, the resulting speed and ease in which news or rumors, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions caused the stock prices of many financial institutions to become volatile, in particular regional, as well as community banks like the Company. As a result of these recent events, customers may choose to maintain deposits with larger financial institutions or in other higher yielding alternatives, which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations.

In response to these failures and the resulting market reaction, the Secretary of the Treasury approved actions enabling the FDIC to complete its resolutions of the failed banks in a manner that fully protects depositors by utilizing the Deposit Insurance Fund, including the use of bridge banks to assume all of the deposit obligations of the failed banks, while leaving unsecured lenders and equity holders of such institutions exposed to losses. In addition, in an effort to strengthen public confidence in the banking system and to protect depositors, the Federal Reserve Board announced it would make available additional funding to eligible depository institutions under a Bank Term Funding Program to help assure banks have the liquidity to meet the needs of all their depositors. Regulators announced that any losses to the Deposit Insurance Fund resulting from the recent failures will be recovered by a special assessment on banks, as required by law, which is expected to increase the cost of our FDIC insurance assessments. However, it is uncertain whether these steps by the government will be sufficient to calm the financial markets, reduce the risk of significant depositor withdrawals at other institutions and thereby reduce the risk of additional bank failures. As a result of this uncertainty, we face the potential for reputational risk, deposit outflows, increased costs and competition for liquidity, and increased credit risk which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Banking regulators have signaled further review of regulatory requirements and the potential for changes to laws or regulations governing banks and bank holding companies. Changes resulting from these events could include increased regulatory focus on deposit composition, the level of uninsured deposits, the level of unrealized losses in either available for sale or held to maturity securities portfolios, contingent liquidity, CRE loan composition and concentration, capital requirements and general oversight or supervisory or internal control structures regarding the foregoing. Changes in regulatory requirements could impact our ability to achieve our strategic objectives and may result in changes to our balance sheet position or business which could, in turn, negatively impact our profitability.

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

The following risk factor updates and supplements the risk factor regarding cyberattacks appearing on page 18 of the Company’s Form 10-K filed with the SEC on March 1, 2023 and supplemented on beginning on page 57 of the Company's Form 10-Q filed with the SEC on May 10, 2023.

We were subject to a cyberattack, which could damage our reputation, result in the disclosure of confidential information, or create additional financial and legal exposure.

As initially disclosed in the Current Report 8-K filed by us on February 14, 2023, the Bank experienced a cybersecurity incident. After detecting unusual network activity, management shut down networked systems by taking them offline, which prevented access to internal systems, data and telephones for a limited period of time. Upon discovering the incident, the Bank immediately launched an investigation. A digital forensics firm was engaged to help determine the scope of the incident and identify potentially impacted data. We received a demand for ransom from a party claiming responsibility for the incident and the Bank promptly notified law enforcement and banking regulators. The Bank believes that its core banking systems, including those that facilitate loan or deposit related transactions, were not affected by this incident as evidenced by the Bank’s general ability to resume customer facing operations within two days. However, the Bank’s internal system/server access as well as communication capabilities, including e-mail correspondence and telephones, required approximately one week of time for the restoration process to be completed in a safe and secure environment. The Company was able to restore its systems without paying ransom.

While the threat actor posted data on the "dark web" it claimed to have extracted from the Bank's internal systems, the Bank continues to work with third-party forensic investigators to understand the nature and scope of the incident and to determine what and how much information (including personal information) of customers, employees and businesses was impacted.

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

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs at period end (2)
April 1, 2023 - June 30, 2023	—	—	—	1,209,802
Total	—	$—	—
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

Item 5 - Other Information
(1)During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TRICO BANCSHARES
(Registrant)

Date: August 7, 2023	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)