Form 10-Q
period 2023-09-30
TRICO BANCSHARES /
filed 2023-11-08
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: September 30, 2023

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
Common stock, no par value: 33,268,102 shares outstanding as of November 3, 2023.

TriCo Bancshares
FORM 10-Q

GLOSSARY OF ACRONYMS AND TERMS

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
CARES	Coronavirus Aid, Relief and Economic Security Act
CDs	Certificates of Deposit
CDI	Core Deposit Intangible
CECL	Current Expected Credit Loss
COVID-19	Coronavirus Disease
CRE	Commercial Real Estate
DFPI	State Department of Financial Protection and Innovation
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Board
FTE	Fully taxable equivalent
GAAP	Generally Accepted Accounting Principles (United States of America)
HELOC	Home equity line of credit
HTM	Held-to-Maturity
I/O	Interest only
NPA	Nonperforming assets
OCI	Other Comprehensive Income
PCD	Purchase Credit Deteriorated
PPP	Paycheck Protection Program
PSU	Performance based restricted stock
ROUA	Right-of-Use Asset
RSU	Restricted Stock Unit
SBA	Small Business Administration
SERP	Supplemental Executive Retirement Plan
SFR	Single Family Residence
SOFR	Secured Overnight Financial Rate
TDR	Troubled Debt Restructuring
VRB	Valley Republic Bancorp
XBRL	eXtensible Business Reporting Language

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	September 30, 2023	December 31, 2022
Assets:
Cash and due from banks	$75,332	$96,323
Cash at Federal Reserve and other banks	35,767	10,907
Cash and cash equivalents	111,099	107,230
Investment securities:
Marketable equity securities	2,517	2,598
Available for sale debt securities, at fair value (amortized cost of $2,509,623 and $2,742,987)	2,174,337	2,452,438
Held to maturity debt securities, at amortized cost, net of allowance for credit losses of $0	139,058	160,983
Restricted equity securities	17,250	17,250
Loans held for sale	644	1,846
Loans	6,708,666	6,450,447
Allowance for credit losses	(115,812)	(105,680)
Total loans, net	6,592,854	6,344,767
Premises and equipment, net	71,760	72,327
Cash value of life insurance	136,016	133,742
Accrued interest receivable	34,595	31,856
Goodwill	304,442	304,442
Other intangible assets, net	11,768	16,670
Operating leases, right-of-use	27,363	26,862
Other assets	273,303	257,975
Total assets	$9,897,006	$9,930,986
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,857,512	$3,502,095
Interest-bearing	5,152,131	4,826,918
Total deposits	8,009,643	8,329,013
Accrued interest payable	6,688	1,167
Operating lease liability	29,527	29,004
Other liabilities	141,692	159,741
Other borrowings	537,975	264,605
Junior subordinated debt	101,080	101,040
Total liabilities	8,826,605	8,884,570
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, no par value: 50,000,000 shares authorized; 33,263,324 and 33,331,513 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	696,369	697,448
Retained earnings	599,448	542,873
Accumulated other comprehensive loss, net of tax	(225,416)	(193,905)
Total shareholders’ equity	1,070,401	1,046,416
Total liabilities and shareholders’ equity	$9,897,006	$9,930,986
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$91,707	$75,956	$260,868	$203,619
Investments:
Taxable securities	18,657	16,864	55,746	40,862
Tax exempt securities	1,350	1,468	3,920	3,733
Dividends	333	258	935	833
Interest bearing cash at Federal Reserve and other banks	333	1,820	976	3,469
Total interest and dividend income	112,380	96,366	322,445	252,516
Interest expense:
Deposits	17,379	992	33,981	2,519
Other borrowings	5,106	5	13,318	15
Junior subordinated debt	1,772	1,263	5,086	2,906
Total interest expense	24,257	2,260	52,385	5,440
Net interest income	88,123	94,106	270,060	247,076
Provision for credit losses	4,155	3,795	18,000	14,225
Net interest income after credit loss provision	83,968	90,311	252,060	232,851
Non-interest income:
Service charges and fees	13,075	12,682	37,240	37,422
Gain on sale of loans	382	357	883	2,145
Loss on sale of investment securities	—	—	(164)	—
Asset management and commission income	1,141	1,020	3,233	2,946
Increase in cash value of life insurance	684	659	2,274	2,049
Other	702	922	1,894	2,604
Total non-interest income	15,984	15,640	45,360	47,166
Non-interest expense:
Salaries and related benefits	34,463	33,528	101,740	96,495
Other	23,415	20,937	71,175	60,681
Total non-interest expense	57,878	54,465	172,915	157,176
Income before provision for income taxes	42,074	51,486	124,505	122,841
Provision for income taxes	11,484	14,148	33,190	33,765
Net income	$30,590	$37,338	$91,315	$89,076
Per share data:
Basic earnings per share	$0.92	$1.12	$2.75	$2.76
Diluted earnings per share	$0.92	$1.12	$2.74	$2.74
Dividends per share	$0.30	$0.30	$0.90	$0.80

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$30,590	$37,338	$91,315	$89,076
Other comprehensive income loss, net of tax:
Unrealized losses on available for sale securities arising during the period	(44,040)	(76,740)	(31,511)	(223,748)
Change in minimum pension liability	—	—	—	58
Other comprehensive loss	(44,040)	(76,740)	(31,511)	(223,690)
Comprehensive income (loss)	$(13,450)	$(39,402)	$59,804	$(134,614)
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2022	33,350,974	$696,441	$491,705	$(145,969)	$1,042,177
Net income			37,338		37,338
Other comprehensive loss				(76,740)	(76,740)
Stock options exercised	44,000	856			856
RSU vesting		746			746
PSU vesting		223			223
RSUs released	2,752				—
PSUs released	26,338				—
Repurchase of common stock	(91,875)	(1,918)	(2,340)		(4,258)
Dividends paid ($0.30 per share)			(10,004)		(10,004)
Three months ended September 30, 2022	33,332,189	$696,348	$516,699	$(222,709)	$990,338

Balance at July 1, 2023	33,259,260	$695,305	$578,852	$(181,376)	$1,092,781
Net income			30,590		30,590
Other comprehensive loss				(44,040)	(44,040)
Stock options exercised					—
RSU vesting		728			728
PSU vesting		355			355
RSUs released	5,061				—
PSUs released	—				—
Repurchase of common stock	(997)	(19)	(15)		(34)
Dividends paid ($0.30 per share)			(9,979)		(9,979)
Three months ended September 30, 2023	33,263,324	$696,369	$599,448	$(225,416)	$1,070,401

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2022	29,730,424	532,244	466,959	981	1,000,184
Net income			89,076		89,076
Other comprehensive loss				(223,690)	(223,690)
Stock options exercised	59,325	1,112			1,112
RSU vesting		2,025			2,025
PSU vesting		686			686
RSUs released	48,234				—
PSUs released	26,338				—
Issuance of common stock	4,105,518	173,585			173,585
Repurchase of common stock	(637,650)	(13,304)	(13,540)		(26,844)
Dividends paid ($0.80 per share)			(25,796)		(25,796)
Nine months ended September 30, 2022	33,332,189	$696,348	$516,699	$(222,709)	$990,338

Balance at January 1, 2023	33,331,513	$697,448	$542,873	$(193,905)	$1,046,416
Net income			91,315		91,315
Other comprehensive loss				(31,511)	(31,511)
Stock options exercised	8,000	156			156
RSU vesting		2,082			2,082
PSU vesting		972			972
RSUs released	72,847				—
PSUs released	55,928				—
Repurchase of common stock	(204,964)	(4,289)	(4,819)		(9,108)
Dividends paid ($0.90 per share)			(29,921)		(29,921)
Nine months ended September 30, 2023	33,263,324	$696,369	$599,448	$(225,416)	$1,070,401

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the nine months ended September 30,
	2023	2022
Operating activities:
Net income	$91,315	$89,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	4,829	4,489
Amortization of intangible assets	4,902	4,632
Provision for credit losses on loans	16,415	13,645
Amortization of investment securities premium, net	433	6,564
Loss on sale of investment securities	164	—
Originations of loans for resale	(33,389)	(62,192)
Proceeds from sale of loans originated for resale	35,179	66,973
Gain on sale of loans	(883)	(2,145)
Change in market value of mortgage servicing rights	215	(443)
Provision for losses on foreclosed assets	679	113
Gain on transfer of loans to foreclosed assets	(114)	(224)
Gain on sale of foreclosed assets	(38)	(22)
Operating lease expense payments	(4,840)	(4,351)
Loss (gain) on disposal of fixed assets	22	(1,069)
Increase in cash value of life insurance	(2,274)	(2,049)
Gain on life insurance death benefit	—	(309)
Loss on marketable equity securities	81	346
Equity compensation vesting expense	3,054	2,711
Change in:
Interest receivable	(2,739)	(4,384)
Interest payable	5,521	(601)
Amortization of operating lease ROUA	4,861	4,432
Other assets and liabilities, net	(21,016)	(7,201)
Net cash from operating activities	102,377	107,991
Investing activities:
Proceeds from maturities of securities available for sale	243,245	212,501
Proceeds from maturities of securities held to maturity	21,754	31,421
Proceeds from sale of available for sale securities	24,160	—
Purchases of securities available for sale	(34,468)	(699,035)
Loan origination and principal collections, net	(258,183)	(603,581)
Loans purchased	(6,423)	(21,292)
Proceeds from sale of other real estate owned	165	416
Proceeds from sale of premises and equipment	—	6,689
Purchases of premises and equipment	(3,885)	(3,130)
Proceeds from conversion of life insurance	—	641
Cash acquired from VRB, net of cash consideration paid	—	426,883
Net cash used by investing activities	(13,635)	(648,487)
Financing activities:
Net change in deposits	(319,370)	73,131
Net change in other borrowings	273,370	(3,019)
Repurchase of common stock, including tax liability for net settlement of equity awards	(9,108)	(26,844)
Dividends paid	(29,921)	(25,796)

Exercise of stock options	156	1,112
Net cash (used by) from financing activities	(84,873)	18,584
Net change in cash and cash equivalents	3,869	(521,912)
Cash and cash equivalents, beginning of period	107,230	768,421
Cash and cash equivalents, end of period	$111,099	$246,509

Supplemental disclosure of noncash activities:
Unrealized losses on securities available for sale	$(44,738)	$(317,659)
Loans transferred to held-for-sale	—	12,044
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	2,134	2,444
Obligations incurred in conjunction with leased assets	4,311	4,609
Loans transferred to foreclosed assets	105	1,131
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$46,864	$5,515
Cash paid for income taxes	39,800	36,000
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
The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by the Company and three acquired with the acquisition of North Valley Bancorp. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1.8 million are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheets. See the footnote 'Junior Subordinated Debt' for additional information on borrowings outstanding.
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
Segment and Significant Group Concentration of Credit Risk
The Company grants agribusiness, commercial, consumer, and residential loans to customers located throughout California. The Company has a diversified loan portfolio within the business segments located in this diverse geographical diverse area. The Company currently classifies all its operation into one business segment that it denotes as community banking.
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
Allowance for Credit Losses - Securities
The Company measures expected credit losses on HTM debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on HTM debt securities was considered insignificant at September 30, 2023 and is therefore excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption.

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
The Company evaluates AFS debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the nine-month periods ended September 30, 2023 and 2022, respectively.
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
Accounting Standards Recently Issued or Adopted
FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. This ASU was issued to incorporate 14 of the 27 simplification disclosures released by the SEC which overlapped with existing, but required incremental information to, GAAP to the FASB for incorporation into the Codification. The timing of these amendments will coincide with the effective dates of changes by the SEC in Regulations S-X or S-K. The adoption of this accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.
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

The following table summarizes the consideration paid for VRB and the amounts of assets acquired and liabilities assumed that were recorded at the acquisition date (in thousands):

Fair Value as of March 25, 2022
Fair value of consideration transferred:
Fair value of shares issued	$173,585
Cash consideration	431
Total fair value of consideration transferred	174,016
Assets acquired:
Cash and cash equivalents	427,314
Securities available for sale	109,716
Loans and leases	771,353
Premises and equipment	4,658
Cash value of life insurance	13,609
Core deposit intangible	10,635
Other assets	29,744
Total assets acquired	1,367,029
Liabilities assumed:
Deposits	(1,215,479)
Subordinated debt	(47,236)
SERP liability	(3,352)
Other liabilities	(10,516)
Total liabilities assumed	(1,276,583)
Total net assets acquired	90,446
Goodwill recognized	$83,570
Note 3 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,443,038	$—	$(235,866)	$—	$1,207,172
Obligations of states and political subdivisions	307,291	24	(48,646)	—	258,669
Corporate bonds	6,170	—	(665)	—	5,505
Asset backed securities	375,068	391	(5,730)	—	369,729
Non-agency collateralized mortgage obligations	378,056	—	(44,794)	—	333,262
Total debt securities available for sale	$2,509,623	$415	$(335,701)	$—	$2,174,337
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$136,398	$—	$(14,824)	—	121,574
Obligations of states and political subdivisions	2,660	—	(176)	—	2,484
Total debt securities held to maturity	$139,058	$—	$(15,000)	$—	$124,058

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,568,408	$3	$(195,642)	$—	$1,372,769
Obligations of states and political subdivisions	332,625	401	(39,821)	—	293,205
Corporate bonds	6,164	—	(413)	—	5,751
Asset backed securities	454,943	17	(15,193)	—	439,767
Non-agency collateralized mortgage obligations	380,847	—	(39,901)	—	340,946
Total debt securities available for sale	$2,742,987	$421	$(290,970)	$—	$2,452,438
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$154,830	$2	$(11,013)	$—	$143,819
Obligations of states and political subdivisions	6,153	13	(47)	—	6,119
Total debt securities held to maturity	$160,983	$15	$(11,060)	$—	$149,938
There were no proceeds from sale of investment securing during the three months ended September 30, 2023. Proceeds from the sale of investment securities totaled $24.2 million for the nine months ended September 30, 2023, resulting in gross realized losses of $0.2 million. There were no sales of investment securities during the three and nine months ended September 30, 2022. Investment securities with an aggregate carrying value of $585.0 million and $595.8 million at September 30, 2023 and December 31, 2022, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at September 30, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2023, obligations of U.S. government corporations and agencies with a cost basis totaling $1.4 billion consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At September 30, 2023, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.77 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.
As of September 30, 2023, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$86,722	$84,609	$—	$—
Due after one year through five years	62,069	58,068	6,302	6,015
Due after five years through ten years	398,920	377,030	80,279	71,376
Due after ten years	1,961,912	1,654,630	52,477	46,667
Totals	$2,509,623	$2,174,337	$139,058	$124,058
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

September 30, 2023:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$413	$(14)	$1,206,736	$(235,852)	$1,207,149	$(235,866)
Obligations of states and political subdivisions	46,600	(2,674)	207,415	(45,972)	254,015	(48,646)
Corporate bonds	—	—	5,505	(665)	5,505	(665)
Asset backed securities	—	—	309,126	(5,730)	309,126	(5,730)
Non-agency collateralized mortgage obligations	44,591	(1,236)	288,671	(43,558)	333,262	(44,794)
Total debt securities available for sale	$91,604	$(3,924)	$2,017,453	$(331,777)	$2,109,057	$(335,701)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$233	$(2)	$121,340	$(14,822)	$121,573	$(14,824)
Obligations of states and political subdivisions	1,547	(59)	938	(117)	2,485	(176)
Total debt securities held to maturity	$1,780	$(61)	$122,278	$(14,939)	$124,058	$(15,000)

December 31, 2022:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$605,615	$(61,408)	$766,612	$(134,234)	$1,372,227	$(195,642)
Obligations of states and political subdivisions	219,532	(26,904)	43,282	(12,917)	262,814	(39,821)
Corporate bonds	5,751	(413)	—	—	5,751	(413)
Asset backed securities	231,703	(4,955)	205,329	(10,238)	437,032	(15,193)
Non-agency collateralized mortgage obligations	123,075	(3,421)	203,620	(36,480)	326,695	(39,901)
Total debt securities available for sale	$1,185,676	(97,101)	$1,218,843	$(193,869)	$2,404,519	$(290,970)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$143,577	$(11,013)	$—	$—	$143,577	$(11,013)
Obligations of states and political subdivisions	4,530	(47)	—	—	4,530	(47)
Total debt securities held to maturity	$148,107	$(11,060)	$—	$—	$148,107	$(11,060)
Obligations of U.S. government agencies: The unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases and illiquidity. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded. At September 30, 2023, 263 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of 15.87% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of September 30, 2023. At September 30, 2023, 184 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 15.99% from the Company’s amortized cost basis.
Corporate bonds: The unrealized losses on investments in corporate bonds were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of September 30, 2023. At September 30, 2023, 6 debt securities representing corporate bonds had unrealized losses with aggregate depreciation of 10.78% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors for these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through September 30,

2023 has not experienced any deterioration in credit rating. At September 30, 2023, 40 asset backed securities had unrealized losses with aggregate depreciation of 1.82% from the Company’s amortized cost basis. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of September 30, 2023.
Non-agency collateralized mortgage obligations: The unrealized losses on investments in non-agency collateralized mortgage obligation securities were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses as of and for the year ended September 30, 2023. At September 30, 2023, 24 non-agency collateralized mortgage obligation securities had unrealized losses with aggregate depreciation of 11.85% from the Company’s amortized cost basis.
The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	September 30, 2023		December 31, 2022
(in thousands)	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
Obligations of U.S. government agencies	$136,398	$—	$154,830	$—
Obligations of states and political subdivisions	2,660	—	6,153	—
Total debt securities held to maturity	$139,058	$—	$160,983	$—

Note 4 – Loans
A summary of loan balances at amortized cost are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Commercial real estate:
CRE non-owner occupied	$2,171,422	$2,149,725
CRE owner occupied	958,054	984,807
Multifamily	959,361	944,537
Farmland	278,608	280,014
Total commercial real estate loans	4,367,445	4,359,083
Consumer:
SFR 1-4 1st DT liens	870,209	790,349
SFR HELOCs and junior liens	352,798	393,666
Other	65,803	56,728
Total consumer loans	1,288,810	1,240,743
Commercial and industrial	599,757	569,921
Construction	320,963	211,560
Agriculture production	123,472	61,414
Leases	8,219	7,726
Total loans, net of deferred loan fees and discounts	$6,708,666	$6,450,447
Total principal balance of loans owed, net of charge-offs	$6,751,438	$6,496,210
Unamortized net deferred loan fees	(16,674)	(15,275)
Discounts to principal balance of loans owed, net of charge-offs	(26,098)	(30,488)
Total loans, net of unamortized deferred loan fees and discounts	$6,708,666	$6,450,447
Allowance for credit losses on loans	$(115,812)	$(105,680)

Note 5 – Allowance for Credit Losses
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Three months ended September 30, 2023
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$33,042	$—	$—	$681	$33,723
CRE owner occupied	20,208	(3,608)	—	(2,097)	14,503
Multifamily	14,075	—	—	164	14,239
Farmland	3,691	—	—	519	4,210
Total commercial real estate loans	71,016	(3,608)	—	(733)	66,675
Consumer:
SFR 1-4 1st DT liens	13,134	—	262	139	13,535
SFR HELOCs and junior liens	10,608	—	314	(759)	10,163
Other	2,771	(133)	52	230	2,920
Total consumer loans	26,513	(133)	628	(390)	26,618
Commercial and industrial	11,647	(1,616)	91	2,168	12,290
Construction	7,031	—	—	1,066	8,097
Agriculture production	1,105	—	1	1,019	2,125
Leases	17	—	—	(10)	7
Allowance for credit losses on loans	117,329	(5,357)	720	3,120	115,812
Reserve for unfunded commitments	4,865	—	—	1,035	5,900
Total	$122,194	$(5,357)	$720	$4,155	$121,712

	Allowance for credit losses – Nine months ended September 30, 2023
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$30,962	$—	$—	$2,761	$33,723
CRE owner occupied	14,014	(3,608)	1	4,096	14,503
Multifamily	13,132	—	—	1,107	14,239
Farmland	3,273	—	—	937	4,210
Total commercial real estate loans	61,381	(3,608)	1	8,901	66,675
Consumer:
SFR 1-4 1st DT liens	11,268	—	262	2,005	13,535
SFR HELOCs and junior liens	11,413	(42)	416	(1,624)	10,163
Other	1,958	(438)	129	1,271	2,920
Total consumer loans	24,639	(480)	807	1,652	26,618
Commercial and industrial	13,597	(3,303)	267	1,729	12,290
Construction	5,142	—	—	2,955	8,097
Agriculture production	906	—	33	1,186	2,125
Leases	15	—	—	(8)	7
Allowance for credit losses on loans	105,680	(7,391)	1,108	16,415	115,812
Reserve for unfunded commitments	4,315	—	—	1,585	5,900
Total	$109,995	$(7,391)	$1,108	$18,000	$121,712

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
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Year ended December 31, 2022
(in thousands)	Beginning Balance	ACL of PCD Loans	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$25,739	$746	$—	$1	$4,476	$30,962
CRE owner occupied	10,691	63	—	2	3,258	14,014
Multifamily	12,395	—	—	—	737	13,132
Farmland	2,315	764	(294)	—	488	3,273
Total commercial real estate loans	51,140	1,573	(294)	3	8,959	61,381
Consumer:
SFR 1-4 1st DT liens	10,723	144	—	79	322	11,268
SFR HELOCs and junior liens	10,510	—	(22)	429	496	11,413
Other	2,241	—	(572)	235	54	1,958
Total consumer loans	23,474	144	(594)	743	872	24,639
Commercial and industrial	3,862	81	(697)	1,157	9,194	13,597
Construction	5,667	201	—	—	(726)	5,142
Agriculture production	1,215	38	—	4	(351)	906
Leases	18	—	—	—	(3)	15
Allowance for credit losses on loans	85,376	2,037	(1,585)	1,907	17,945	105,680
Reserve for unfunded commitments	3,790	—	—	—	525	4,315
Total	$89,166	$2,037	$(1,585)	$1,907	$18,470	$109,995

	Allowance for credit losses – Three months ended September 30, 2022
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$28,081	$—	$1	$1,162	$29,244
CRE owner occupied	12,620	—	1	904	13,525
Multifamily	11,795	—	—	954	12,749
Farmland	2,954	—	—	168	3,122
Total commercial real estate loans	55,450	—	2	3,188	58,640
Consumer:
SFR 1-4 1st DT liens	10,311	—	38	322	10,671
SFR HELOCs and junior liens	11,591	—	98	(306)	11,383
Other	2,029	(185)	53	(19)	1,878
Total consumer loans	23,931	(185)	189	(3)	23,932
Commercial and industrial	9,979	(82)	119	384	10,400
Construction	7,522	—	—	(1,390)	6,132
Agriculture production	1,046	—	1	1,321	2,368
Leases	16	—	—	—	16
Allowance for credit losses on loans	97,944	(267)	311	3,500	101,488
Reserve for unfunded commitments	4,075	—	—	295	4,370
Total	$102,019	$(267)	$311	$3,795	$105,858

	Allowance for credit losses – Nine months ended September 30, 2022
(in thousands)	Beginning Balance	Adoption of CECL	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$25,739	$746	$—	$1	$2,758	$29,244
CRE owner occupied	10,691	63	—	2	2,769	13,525
Multifamily	12,395	—	—	—	354	12,749
Farmland	2,315	764	(294)	—	337	3,122
Total commercial real estate loans	51,140	1,573	(294)	3	6,218	58,640
Consumer:
SFR 1-4 1st DT liens	10,723	144	—	79	(275)	10,671
SFR HELOCs and junior liens	10,510	—	—	426	447	11,383
Other	2,241	—	(470)	200	(93)	1,878
Total consumer loans	23,474	144	(470)	705	79	23,932
Commercial and industrial	3,862	81	(647)	1,130	5,974	10,400
Construction	5,667	201	—	—	264	6,132
Agriculture production	1,215	38	—	3	1,112	2,368
Leases	18	—	—	—	(2)	16
Allowance for credit losses on loans	85,376	2,037	(1,411)	1,841	13,645	101,488
Reserve for unfunded commitments	3,790	—	—	—	580	4,370
Total	$89,166	$2,037	$(1,411)	$1,841	$14,225	$105,858

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$115,862	$416,733	$285,875	$138,751	$221,819	$820,605	$118,512	$—	$2,118,157
Special Mention	—	—	7,412	5,366	17,329	4,460	1,348	—	35,915
Substandard	—	—	767	—	2,371	14,000	212	—	17,350
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$115,862	$416,733	$294,054	$144,117	$241,519	$839,065	$120,072	$—	$2,171,422
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$64,781	$189,041	$194,280	$120,636	$60,562	$282,391	$27,536	$—	$939,227
Special Mention	—	838	4,417	2,783	710	2,486	—	—	11,234
Substandard	—	3,012	3,546	—	112	843	80	—	7,593
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$64,781	$192,891	$202,243	$123,419	$61,384	$285,720	$27,616	$—	$958,054
Current period gross charge-offs	$—	$—	$—	$1,380	$—	$2,228	$—	$—	$3,608

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
Multifamily risk ratings
Pass	$21,860	$178,946	$279,961	$89,658	$106,982	$232,474	$37,569	$—	$947,450
Special Mention	—	—	11,911	—	—	—	—	—	11,911
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$21,860	$178,946	$291,872	$89,658	$106,982	$232,474	$37,569	$—	$959,361
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$17,998	$46,403	$43,434	$16,139	$17,007	$44,792	$53,072	$—	$238,845
Special Mention	—	3,119	—	391	261	759	163	—	4,693
Substandard	101	—	9,058	—	4,928	13,863	7,120	—	35,070
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$18,099	$49,522	$52,492	$16,530	$22,196	$59,414	$60,355	$—	$278,608
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$108,061	$191,360	$263,602	$125,005	$31,255	$133,233	$—	$4,164	$856,680
Special Mention	72	—	—	1,694	—	2,296	—	4	4,066
Substandard	—	144	1,314	1,500	533	5,609	—	363	9,463
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$108,133	$191,504	$264,916	$128,199	$31,788	$141,138	$—	$4,531	$870,209
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR HELOCs and junior liens risk ratings
Pass	$297	$—	$—	$—	$—	$102	$340,616	$6,947	$347,962
Special Mention	—	—	—	—	—	—	1,522	170	1,692
Substandard	—	—	—	—	—	—	2,759	385	3,144
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$297	$—	$—	$—	$—	$102	$344,897	$7,502	$352,798
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
Other risk ratings
Pass	$23,352	$9,854	$9,908	$8,119	$7,640	$5,286	$649	$—	$64,808
Special Mention	—	—	93	13	90	4	13	—	213
Substandard	89	190	217	30	195	59	2	—	782
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$23,441	$10,044	$10,218	$8,162	$7,925	$5,349	$664	$—	$65,803
Current period gross charge-offs	$103	$28	$—	$—	$—	$—	$2	$—	$133

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$59,305	$87,646	$55,348	$11,173	$13,469	$8,473	$352,476	$276	$588,166
Special Mention	44	2,665	205	40	—	217	4,135	—	7,306
Substandard	—	374	768	126	11	835	2,073	98	4,285
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$59,349	$90,685	$56,321	$11,339	$13,480	$9,525	$358,684	$374	$599,757
Current period gross charge-offs	$26	$287	$240	$735	$—	$—	$328	$—	$1,616

Construction loans:
Construction risk ratings
Pass	$32,433	$144,274	$77,013	$47,525	$4,661	$6,330	$—	$—	$312,236
Special Mention	—	8,656	—	—	—	—	—	—	8,656
Substandard	—	—	—	—	71	—	—	—	71
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$32,433	$152,930	$77,013	$47,525	$4,732	$6,330	$—	$—	$320,963
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$457	$2,984	$2,260	$716	$684	$8,562	$95,011	$—	$110,674
Special Mention	—	—	—	—	—	—	8,928	—	8,928
Substandard	—	—	—	—	—	—	3,870	—	3,870
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$457	$2,984	$2,260	$716	$684	$8,562	$107,809	$—	$123,472
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Leases:
Lease risk ratings
Pass	$8,219	$—	$—	$—	$—	$—	$—	$—	$8,219
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$8,219	$—	$—	$—	$—	$—	$—	$—	$8,219
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$452,625	$1,267,241	$1,211,681	$557,722	$464,079	$1,542,248	$1,025,441	$11,387	$6,532,424
Special Mention	116	15,278	24,038	10,287	18,390	10,222	16,109	174	94,614
Substandard	190	3,720	15,670	1,656	8,221	35,209	16,116	846	81,628
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$452,931	$1,286,239	$1,251,389	$569,665	$490,690	$1,587,679	$1,057,666	$12,407	$6,708,666
Current period gross charge-offs	$129	$315	$240	$2,115	$—	$2,228	$330	$—	$5,357

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$399,910	$304,636	$152,960	$221,659	$147,842	$748,994	$123,794	$—	$2,099,795
Special Mention	—	—	—	20,033	—	21,681	1,346	—	43,060
Substandard	—	864	768	—	1,059	4,179	—	—	6,870
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$399,910	$305,500	$153,728	$241,692	$148,901	$774,854	$125,140	$—	$2,149,725

Commercial real estate:
CRE owner occupied risk ratings
Pass	$210,101	$197,787	$120,929	$64,244	$49,755	$251,137	$43,343	$—	$937,296
Special Mention	131	16,296	234	731	—	6,971	879	—	25,242
Substandard	3,213	—	5,249	1,893	1,103	10,654	157	—	22,269
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$213,445	$214,083	$126,412	$66,868	$50,858	$268,762	$44,379	$—	$984,807

Commercial real estate:
Multifamily risk ratings
Pass	$159,318	$290,170	$96,937	$108,586	$106,287	$154,125	$28,989	$—	$944,412
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	125	—	—	125
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$159,318	$290,170	$96,937	$108,586	$106,287	$154,250	$28,989	$—	$944,537

Commercial real estate:
Farmland risk ratings
Pass	$47,067	$53,275	$16,739	$18,589	$12,386	$34,528	$53,684	$—	$236,268
Special Mention	3,139	783	246	5,000	—	3,991	14,275	—	27,434
Substandard	—	—	1,772	765	3,158	7,094	3,523	—	16,312
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$50,206	$54,058	$18,757	$24,354	$15,544	$45,613	$71,482	$—	$280,014

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$194,933	$265,370	$131,922	$33,395	$28,545	$115,469	$8	$2,924	$772,566
Special Mention	—	—	1,531	282	3,277	5,854	—	465	11,409
Substandard	—	1,204	—	—	1,004	3,521	—	645	6,374
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$194,933	$266,574	$133,453	$33,677	$32,826	$124,844	$8	$4,034	$790,349

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
SFR HELOCs and Junior Liens
Pass	$505	$—	$—	$—	$—	$127	$378,939	$8,462	$388,033
Special Mention	—	—	—	—	—	—	1,842	81	1,923
Substandard	—	—	—	—	—	—	3,072	638	3,710
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$505	$—	$—	$—	$—	$127	$383,853	$9,181	$393,666

Consumer loans:
Other risk ratings
Pass	$14,070	$12,990	$10,211	$10,650	$5,225	$1,945	$899	$—	$55,990
Special Mention	—	18	77	135	176	32	47	—	485
Substandard	—	—	42	92	—	96	23	—	253
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$14,070	$13,008	$10,330	$10,877	$5,401	$2,073	$969	$—	$56,728

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$125,710	$64,966	$17,746	$23,131	$7,628	$5,051	$297,341	$483	$542,056
Special Mention	3,032	139	21	49	138	768	11,547	—	15,694
Substandard	1,293	1,142	5,179	14	33	611	3,798	101	12,171
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$130,035	$66,247	$22,946	$23,194	$7,799	$6,430	$312,686	$584	$569,921

Construction loans:
Construction risk ratings
Pass	$72,840	$72,308	$43,409	$15,358	$2,159	$4,900	$—	$—	$210,974
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	457	—	129	—	—	586
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$72,840	$72,308	$43,409	$15,815	$2,159	$5,029	$—	$—	$211,560

Agriculture production loans:
Agriculture production risk ratings
Pass	$3,414	$2,777	$1,149	$1,104	$8,902	$1,058	$38,425	$—	$56,829
Special Mention	—	—	—	—	90	31	1,632	—	1,753
Substandard	—	—	—	—	—	—	2,832	—	2,832
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$3,414	$2,777	$1,149	$1,104	$8,992	$1,089	$42,889	$—	$61,414

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2022
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Leases:
Lease risk ratings
Pass	$7,726	$—	$—	$—	$—	$—	$—	$—	$7,726
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$7,726	$—	$—	$—	$—	$—	$—	$—	$7,726

Total loans outstanding:
Risk ratings
Pass	$1,235,594	$1,264,279	$592,002	$496,716	$368,729	$1,317,334	$965,422	$11,869	$6,251,945
Special Mention	6,302	17,236	2,109	26,230	3,681	39,328	31,568	546	127,000
Substandard	4,506	3,210	13,010	3,221	6,357	26,409	13,405	1,384	71,502
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$1,246,402	$1,284,725	$607,121	$526,167	$378,767	$1,383,071	$1,010,395	$13,799	$6,450,447

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of September 30, 2023
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$403	$—	$212	$615	$2,170,807	$2,171,422
CRE owner occupied	138	117	230	485	957,569	958,054
Multifamily	—	—	—	—	959,361	959,361
Farmland	—	—	264	264	278,344	278,608
Total commercial real estate loans	541	117	706	1,364	4,366,081	4,367,445
Consumer:
SFR 1-4 1st DT liens	398	560	572	1,530	868,679	870,209
SFR HELOCs and junior liens	1,570	1,391	294	3,255	349,543	352,798
Other	119	21	75	215	65,588	65,803
Total consumer loans	2,087	1,972	941	5,000	1,283,810	1,288,810
Commercial and industrial	53	108	1,514	1,675	598,082	599,757
Construction	—	—	—	—	320,963	320,963
Agriculture production	—	—	33	33	123,439	123,472
Leases	—	—	—	—	8,219	8,219
Total	$2,681	$2,197	$3,194	$8,072	$6,700,594	$6,708,666

	Analysis of Past Due Loans - As of December 31, 2022
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$—	$—	$—	$—	$2,149,725	$2,149,725
CRE owner occupied	—	98	75	173	984,634	984,807
Multifamily	159	—	—	159	944,378	944,537
Farmland	—	—	—	—	280,014	280,014
Total commercial real estate loans	159	98	75	332	4,358,751	4,359,083
Consumer:
SFR 1-4 1st DT liens	24	—	279	303	790,046	790,349
SFR HELOCs and junior liens	172	166	707	1,045	392,621	393,666
Other	26	34	55	115	56,613	56,728
Total consumer loans	222	200	1,041	1,463	1,239,280	1,240,743
Commercial and industrial	2,300	190	283	2,773	567,148	569,921
Construction	—	—	379	379	211,181	211,560
Agriculture production	—	—	—	—	61,414	61,414
Leases	—	—	—	—	7,726	7,726
Total	$2,681	$488	$1,778	$4,947	$6,445,500	$6,450,447
The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of September 30, 2023			As of December 31, 2022
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$1,105	$1,105	$—	$1,739	$1,739	$—
CRE owner occupied	3,898	3,898	—	4,938	4,938	—
Multifamily	—	—	—	125	125	—
Farmland	6,132	11,707	—	1,772	1,772	—
Total commercial real estate loans	11,135	16,710	—	8,574	8,574	—
Consumer:
SFR 1-4 1st DT liens	2,883	2,884	—	4,117	4,220	—
SFR HELOCs and junior liens	2,751	3,158	—	2,498	3,155	—
Other	82	156	—	47	84	—
Total consumer loans	5,716	6,198	—	6,662	7,459	—
Commercial and industrial	1,479	2,907	43	1,224	3,518	—
Construction	71	71	—	491	491	—
Agriculture production	3,357	3,870	—	1,279	1,279	—
Leases	—	—	—	—	—	—
Sub-total	21,758	29,756	43	18,230	21,321	—
Less: Guaranteed loans	(797)	(936)	—	(105)	(225)
Total, net	$20,961	$28,820	$43	$18,125	$21,096	$—
Interest income on non accrual loans that would have been recognized during the three months ended September 30, 2023 and 2022, if all such loans had been current in accordance with their original terms, totaled $0.4 million and $0.5 million, respectively. Interest income actually recognized on these originated loans during the three months ended September 30, 2023 and 2022 was $0.1 million and $0.3 million, respectively.
Interest income on non accrual loans that would have been recognized during the nine months ended September 30, 2023 and 2022, if all such loans had been current in accordance with their original terms, totaled $1.7 million and $0.9 million, respectively. Interest income actually recognized on these originated loans during the nine months ended September 30, 2023 and 2022 was $0.8 million and $0.3 million, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of September 30, 2023
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR-1st Deed	SFR-2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$127	$212	$—	$766	$—	$—	$—	$—	$—	$—	$—	$1,105
CRE owner occupied	641	75	165	3,017	—	—	—	—	—	—	—	3,898
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—
Farmland	—	—	—	743	—	10,964	—	—	—	—	—	11,707
Total commercial real estate loans	768	287	165	4,526	—	10,964	—	—	—	—	—	16,710
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	2,883	—	—	—	—	2,883
SFR HELOCs and junior liens	—	—	—	—	—	—	1,705	1,011	—	—	—	2,716
Other	—	—	—	—	—	—	—	—	146	—	—	146
Total consumer loans	—	—	—	—	—	—	4,588	1,011	146	—	—	5,745
Commercial and industrial	—	—	—	—	—	—	—	—	—	1,828	1,079	2,907
Construction	—	—	—	—	—	—	71	—	—	—	—	71
Agriculture production	—	—	—	1,404	—	—	—	—	—	—	2,466	3,870
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$768	$287	$165	$5,930	$—	$10,964	$4,659	$1,011	$146	$1,828	$3,545	$29,303

	As of December 31, 2022
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$777	$98	$—	$864	$—	$—	$—	$—	$—	$—	$—	$1,739
CRE owner occupied	548	75	1,103	3,212	—	—	—	—	—	—	—	4,938
Multifamily	—	—	—	—	125	—	—	—	—	—	—	125
Farmland	—	—	—	—	—	1,772	—	—	—	—	—	1,772
Total commercial real estate loans	1,325	173	1,103	4,076	125	1,772	—	—	—	—	—	8,574
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	4,220	—	—	—	—	4,220
SFR HELOCs and junior liens	—	—	—	—	—	—	1,664	1,121	—	—	—	2,785
Other	—	—	—	5	—	—	—	—	61	—	2	68
Total consumer loans	—	—	—	5	—	—	5,884	1,121	61	—	2	7,073
Commercial and industrial	—	—	—	1,874	—	—	—	—	—	1,596	48	3,518
Construction	—	—	—	379	—	—	112	—	—	—	—	491
Agriculture production	—	—	—	—	—	—	—	—	—	—	1,279	1,279
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$1,325	$173	$1,103	$6,334	$125	$1,772	$5,996	$1,121	$61	$1,596	$1,329	$20,935

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

	For the three months ended September 30, 2023
(in thousands)	Principal Forgiveness	Payment Delay/Term Extension	Interest Rate Reduction	Combination - Payment Delay/Term Reduction	Total % of Loans Outstanding
Commercial real estate:
Farmland	$—	$—	$—	$1,043	0.37%
Commercial and industrial	—	45	—	—	0.01%
Total	$—	$45	$—	$1,043	0.38%

	For the nine months ended September 30, 2023
(in thousands)	Principal Forgiveness	Payment Delay/Term Extension	Interest Rate Reduction	Combination - Payment Delay/Term Reduction	Total % of Loans Outstanding
Commercial real estate:
Farmland	$—	$—	$—	$1,043	0.37%
Commercial and industrial	—	206	—	—	0.03%
Total	$—	$206	$—	$1,043	0.40%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.

	Three months ended September 30, 2023		Nine months ended September 30, 2023
	Term Change from Amortizing to I/O	12 Months Term Extension	Term Change from Amortizing to I/O	12 Months Term Extension
Farmland	$1,043	$—	$1,043	$—
Commercial and industrial	45	—	45	206
Total	$1,088	$—	$1,088	$206

There were no loans with payment defaults by borrowers experiencing financial difficulty during the quarter ended September 30, 2023 which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.

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
The following table presents the components of lease expense for the periods ended:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$1,451	$1,415	$4,553	$4,203
Short-term lease cost	43	76	279	210
Variable lease cost	9	9	29	18
Sublease income	—	—	—	—
Total lease cost	$1,503	$1,500	$4,861	$4,431
The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,576	$1,536	$4,840	$4,351
ROUA obtained in exchange for operating lease liabilities	$(544)	$—	$4,311	$4,609
The following table presents the weighted average operating lease term and discount rate as of the period ended:

	September 30,
	2023	2022
Weighted-average remaining lease term (years)	8.1	8.3
Weighted-average discount rate	3.31%	2.91%
At September 30, 2023, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2023	$1,510
2024	5,757
2025	5,186
2026	4,642
2027	3,951
Thereafter	12,995
34,041
Discount for present value of expected cash flows	(4,514)
Lease liability at September 30, 2023	$29,527
Note 7 - Deposits
A summary of the balances of deposits follows:

(in thousands)	September 30, 2023	December 31, 2022
Noninterest-bearing demand	$2,857,512	$3,502,095
Interest-bearing demand	1,746,882	1,718,541
Savings	2,816,816	2,884,378
Time certificates, $250,000 or more	184,981	46,350
Other time certificates	403,452	177,649
Total deposits	$8,009,643	$8,329,013
Overdrawn deposit balances of $1.2 million and $1.8 million were classified as consumer loans at September 30, 2023 and December 31, 2022, respectively.

Note 8 - Borrowings
Other Borrowings
At September 30, 2023 other borrowings included a $150.0 million term borrowing with an interest rate of 5.11% maturing in October 2023, a $150.0 million term borrowing with an interest rate of 5.69% maturing in December 2023, and a $200.0 million term borrowing with an interest rate of 4.75% maturing in April 2024.
Subordinated Debentures
The following table summarizes the terms and recorded balances of each debenture as of the date indicated (dollars in thousands):

			Coupon Rate (Variable) 3 mo. LIBOR +	As of September 30, 2023		As of December 31, 2022
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	8.62%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	8.16%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	8.88%	5,576	5,503
North Valley Trust III	7/23/2034	5,155	2.80%	8.41%	4,449	4,383
North Valley Trust IV	3/15/2036	10,310	1.33%	7.00%	7,557	7,393
VRB Subordinated - 6%	3/29/2029	16,000	Fixed	6.00%	17,046	17,187
VRB Subordinated - 5%	8/27/2035	20,000	Fixed	5.00%	25,214	25,336
		$98,889			$101,080	$101,040
The VRB - 6% Subordinated Debt issuance has a fixed rate of 6.0% through March 29, 2024, then indexed to the three-month SOFR plus 3.78% through the maturity date. The VRB - 5% Subordinated Debt issuance is fixed at 5.0% through August 27, 2025, then indexed to the three-month average SOFR plus 4.90% through the maturity date.
Note 9 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	September 30, 2023	December 31, 2022
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$735,645	$656,705
Consumer loans	678,354	760,588
Real estate mortgage loans	486,853	458,896
Real estate construction loans	367,436	312,371
Standby letters of credit	38,730	26,599
Deposit account overdraft privilege	124,392	126,634

Note 10 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $11.5 million and $16.9 million during the three months ended September 30, 2023 and 2022, respectively, and $41.4 million and $52.4 million during the equivalent nine months periods then ended, respectively. The Bank is regulated by the FDIC and the DFPI. Absent approval from the Commissioner of the DFPI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On February 25, 2021 the Board of Directors authorized the repurchase of up to 2.0 million shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases can be determined by the Company's management and therefore the total value of the shares to be purchased under the 2021 Repurchase Plan is subject to change. The 2021 Repurchase Plan has no expiration date (in accordance with applicable laws and regulations). During the three and nine months ended September 30, 2023, the Company repurchased zero and 150,000 shares with market values totaling $0 and $6,974,000, respectively. During the three and nine months ended September 30, 2022, the Company repurchased 45,132 and 571,881 shares with market values of $2,059,000 and $23,809,000, respectively.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of exercise price, if applicable, and the tax withholding on such shares. During the three months ended September 30, 2023 and 2022, exercising option holders tendered 0 and 32,910 shares, respectively, of the Company’s common stock in connection with option exercises. During the nine months ended September 30, 2023 and 2022, exercising option holders tendered 2,506 and 37,929 shares, respectively, of the Company’s common stock in connection with option exercises. Employees also tendered 976 and 13,833 shares in connection with the tax withholding requirements of other share based awards during the three months ended September 30, 2023 and 2022, respectively and 52,437 and 27,840 during the nine months ended September 30, 2023 and 2022, respectively. In total, shares of the Company's common stock tendered had market values of $0.03 million and $2.2 million during the quarters ended September 30, 2023 and 2022, respectively, and $2.1 million and $3.0 million during the year to date periods then ended. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2021 Stock Repurchase Plans.
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
Stock option activity during the nine months ended September 30, 2023 is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	15,500	$21.27
Options granted	—	—
Options exercised	(8,000)	19.46
Options forfeited	—	—
Outstanding at September 30, 2023	7,500	$23.21
The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of September 30, 2023:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	7,500	—	7,500
Weighted average exercise price	$23.21	$—	$23.21
Intrinsic value (in thousands)	$66	$—	$66
Weighted average remaining contractual term (yrs.)	1.0	0 years	1.0

As of September 30, 2023 all options outstanding are fully vested and are expected to be exercised prior to expiration. The Company did not modify any option grants during 2022 or the nine months ended September 30, 2023.
Activity related to restricted stock unit awards during the nine months ended September 30, 2023 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2022	139,194	114,481
RSUs granted	84,066	66,209
RSUs added through dividend and performance credits	3,715	—
RSUs released	(72,847)	(55,928)
RSUs forfeited/expired	(844)	(902)
Outstanding at September 30, 2023	153,284	123,860
The 153,284 of service condition vesting RSUs outstanding as of September 30, 2023 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 153,284 of service condition vesting RSUs outstanding as of September 30, 2023 are expected to vest, and be released, on a weighted-average basis, over the next 2.1 years. The Company expects to recognize $4.8 million of pre-tax compensation costs related to these service condition vesting RSUs between September 30, 2023 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2022 or during the nine months ended September 30, 2023.
The 123,860 of market plus service condition vesting RSUs outstanding as of September 30, 2023 are expected to vest, and be released, on a weighted-average basis, over the next 2.2 years. The Company expects to recognize $2.7 million of pre-tax compensation costs related to these RSUs between September 30, 2023 and their vesting dates. As of September 30, 2023, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 185,790 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2022 or during the nine months ended September 30, 2023.
Note 12 - Non-interest Income and Expense
The following table summarizes the Company’s non-interest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
ATM and interchange fees	$6,728	$6,714	$19,928	$19,941
Service charges on deposit accounts	4,851	4,436	12,863	12,433
Other service fees	1,142	1,022	3,300	3,183
Mortgage banking service fees	445	477	1,364	1,422
Change in value of mortgage servicing rights	(91)	33	(215)	443
Total service charges and fees	13,075	12,682	37,240	37,422
Increase in cash value of life insurance	684	659	2,274	2,049
Asset management and commission income	1,141	1,020	3,233	2,946
Gain on sale of loans	382	357	883	2,145
Lease brokerage income	160	252	332	648
Sale of customer checks	396	326	1,091	871
Loss on sale of investment securities	—	—	(164)	—
Loss on marketable equity securities	(81)	(115)	(81)	(346)
Other	227	459	552	1,431
Total other non-interest income	2,909	2,958	8,120	9,744
Total non-interest income	$15,984	$15,640	$45,360	$47,166

The components of non-interest expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Base salaries, net of deferred loan origination costs	$23,616	$22,377	$70,675	$62,762
Incentive compensation	4,391	4,832	11,663	11,697
Benefits and other compensation costs	6,456	6,319	19,402	18,782
Total salaries and benefits expense	34,463	33,528	101,740	93,241
Occupancy	3,948	3,965	12,099	11,536
Data processing and software	5,246	3,449	13,916	10,558
Equipment	1,503	1,422	4,322	4,208
Intangible amortization	1,590	1,702	4,902	4,632
Advertising	881	990	2,656	2,445
ATM and POS network charges	1,606	1,694	5,217	4,850
Professional fees	1,752	1,172	5,326	3,281
Telecommunications	567	575	1,971	1,660
Regulatory assessments and insurance	1,194	828	3,979	2,327
Merger and acquisition expense	—	—	—	6,253
Postage	306	287	916	828
Operational losses	474	492	1,999	765
Courier service	492	497	1,314	1,397
Gain on sale or acquisition of foreclosed assets	(152)	(148)	(152)	(246)
Gain on disposal of fixed assets	4	4	22	(1,069)
Other miscellaneous expense	4,004	4,008	12,688	10,510
Total other non-interest expense	23,415	20,937	71,175	63,935
Total non-interest expense	$57,878	$54,465	$172,915	$157,176
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

	Three months ended September 30,
(in thousands)	2023	2022
Net income	$30,590	$37,338
Average number of common shares outstanding	33,263	33,348
Effect of dilutive stock options and restricted stock	56	115
Average number of common shares outstanding used to calculate diluted earnings per share	33,319	33,463
Options excluded from diluted earnings per share because of their antidilutive effect	—	—

	Nine months ended September 30,
(in thousands)	2023	2022
Net income	$91,315	$89,076
Average number of common shares outstanding	33,259	32,332
Effect of dilutive stock options and restricted stock	97	137
Average number of common shares outstanding used to calculate diluted earnings per share	33,356	32,469
Options excluded from diluted earnings per share because of their antidilutive effect	—	—

Note 14 – Comprehensive Loss
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet identified as accumulated other comprehensive income (AOCI), such items, along with net income, are components of other comprehensive loss (OCI).
The components of other comprehensive loss and related tax effects are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Unrealized holding losses on available for sale securities before reclassifications	$(62,525)	$(109,341)	$(44,901)	$(317,659)
Amounts reclassified out of AOCI:
Realized loss on debt securities	—	—	164	—
Unrealized holding losses on available for sale securities after reclassifications	(62,525)	(109,341)	(44,737)	(317,659)
Tax effect	18,485	32,601	13,226	93,911
Unrealized holding losses on available for sale securities, net of tax	(44,040)	(76,740)	(31,511)	(223,748)
Change in unfunded status of the supplemental retirement plans before reclassifications	114	5	342	97
Amounts reclassified out of AOCI:
Amortization of prior service cost	—	(7)	—	(21)
Amortization of actuarial losses	(114)	2	(342)	6
Total amounts reclassified out of accumulated other comprehensive loss	(114)	(5)	(342)	(15)
Change in unfunded status of the supplemental retirement plans after reclassifications	—	—	—	82
Tax effect	—	—	—	(24)
Change in unfunded status of the supplemental retirement plans, net of tax	—	—	—	58
Change in joint beneficiary agreement liability before reclassifications, net of tax	—	—	—	—
Total other comprehensive loss	$(44,040)	$(76,740)	$(31,511)	$(223,690)
The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Net unrealized loss on available for sale securities	$(335,286)	$(290,549)
Tax effect	99,123	85,897
Unrealized holding loss on available for sale securities, net of tax	(236,163)	(204,652)
Unfunded status of the supplemental retirement plans	13,901	13,901
Tax effect	(4,110)	(4,110)
Unfunded status of the supplemental retirement plans, net of tax	9,791	9,791
Joint beneficiary agreement liability	956	956
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	956	956
Accumulated other comprehensive loss	$(225,416)	$(193,905)
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

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at September 30, 2023	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,517	$2,517
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,207,172		1,207,172
Obligations of states and political subdivisions	258,669		258,669
Corporate bonds	5,505		5,505
Asset backed securities	369,729		369,729
Non-agency mortgage backed securities	333,262		333,262
Loans held for sale	644		644
Mortgage servicing rights	6,792			6,792
Total assets measured at fair value	$2,184,290	$2,517	$2,174,981	$6,792

Fair value at December 31, 2022	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,598	$2,598	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,372,769	—	1,372,769	—
Obligations of states and political subdivisions	293,205	—	293,205	—
Corporate bonds	5,751	—	5,751	—
Asset backed securities	439,767	—	439,767	—
Non-agency mortgage backed securities	340,946		340,946
Loans held for sale	1,846	—	1,846	—
Mortgage servicing rights	6,712	—	—	6,712
Total assets measured at fair value	$2,463,594	$2,598	$2,454,284	$6,712
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the nine months ended September 30, 2023 or the year ended December 31, 2022.
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

Three months ended September 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2023: Mortgage servicing rights	$6,741	—	$(91)	$142	$6,792
2022: Mortgage servicing rights	$6,667	—	$33	$98	$6,798

Nine months ended September 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2023: Mortgage servicing rights	$6,712		$(215)	$295	$6,792
2022: Mortgage servicing rights	$5,874	—	$443	$481	$6,798
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
The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2023 and December 31, 2022:

As of September 30, 2023:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,792	Discounted cash flow	Constant prepayment rate	6% - 12%; 7.0%
			Discount rate	10% - 14%; 12%
As of December 31, 2022:
Mortgage Servicing Rights	$6,712	Discounted cash flow	Constant prepayment rate	7% - 13.6%; 7.6%
			Discount rate	10% - 14%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

September 30, 2023	Total	Level 1	Level 2	Level 3
Fair value:
Individually evaluated loans	$5,619	—	—	$5,619
Foreclosed assets	175	—	—	175
Total assets measured at fair value	$5,794	$—	$—	$5,794

December 31, 2022	Total	Level 1	Level 2	Level 3
Fair value:
Individually evaluated loans	$5,719	—	—	$5,719
Foreclosed assets	311	—	—	311
Total assets measured at fair value	$6,030	—	—	$6,030

The tables below present the (losses) gains resulting from non-recurring fair value adjustments of assets and liabilities for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Individually evaluated loans	$4,749	$(1,567)	$(2,281)	$(2,182)
Foreclosed assets	(41)	13	(233)	111
Total losses from non-recurring measurements	$4,708	$(1,554)	$(2,514)	$(2,071)

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2023:

September 30, 2023	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$5,619	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
Foreclosed assets (Commerical real estate)	$175	Income Approach	Capitalization rate	Not meaningful N/A
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

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$75,332	$75,332	$96,323	$96,323
Cash at Federal Reserve and other banks	35,767	35,767	10,907	10,907
Level 2 inputs:
Securities held to maturity	139,058	124,058	160,983	149,938
Restricted equity securities	17,250	N/A	17,250	N/A
Level 3 inputs:
Loans, net	6,592,854	6,230,247	6,344,767	6,153,155
Financial liabilities:
Level 2 inputs:
Deposits	8,009,643	8,001,633	8,329,013	8,321,517
Other borrowings	537,975	537,975	264,605	264,605
Level 3 inputs:
Junior subordinated debt	101,080	93,600	101,040	92,613

(in thousands)	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$2,268,288	$22,683	$2,188,560	$21,886
Standby letters of credit	38,730	387	26,599	266
Overdraft privilege commitments	124,392	1,244	126,634	1,266

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of September 30, 2023 and December 31, 2022 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of September 30, 2023 and December 31, 2022 based on the then phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of September 30, 2023:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,177,733	14.51%	$852,532	10.50%	N/A	N/A
Tri Counties Bank	$1,172,064	14.44%	$852,325	10.50%	$811,738	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,033,710	12.73%	$690,145	8.50%	N/A	N/A
Tri Counties Bank	$1,070,347	13.19%	$689,978	8.50%	$649,391	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$976,657	12.03%	$568,355	7.00%	N/A	N/A
Tri Counties Bank	$1,070,347	13.19%	$568,217	7.00%	$527,630	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,033,710	10.60%	$389,994	4.00%	N/A	N/A
Tri Counties Bank	$1,070,347	10.98%	$389,953	4.00%	$487,441	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2022:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,115,257	14.19%	$825,234	10.50%	N/A	N/A
Tri Counties Bank	$1,107,941	14.10%	$825,039	10.50%	$785,751	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$974,325	12.40%	$668,047	8.50%	N/A	N/A
Tri Counties Bank	$1,009,577	12.85%	$667,888	8.50%	$628,601	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$917,565	11.67%	$550,156	7.00%	N/A	N/A
Tri Counties Bank	$1,009,577	12.85%	$550,026	7.00%	$510,738	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$974,325	10.14%	$384,337	4.00%	N/A	N/A
Tri Counties Bank	$1,009,577	10.51%	$384,146	4.00%	$480,183	5.00%

As of September 30, 2023 and December 31, 2022, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at September 30, 2023 and December 31, 2022, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At September 30, 2023, the Company and the Bank are in compliance with the capital conservation buffer requirement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Cautionary Statements Regarding Forward-Looking Information
The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the conditions of the United States economy in general and the strength of the local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the impacts of inflation, interest rate, market and monetary fluctuations on the Company's business condition and financial operating results; the impact of changes in financial services industry policies, laws and regulations; regulatory restrictions affecting our ability to successfully market and price our products to consumers; technological changes; weather, natural disasters and other catastrophic events that may or may not be caused by climate change and their effects on the Company's customers and the economic and business environments in which the Company operates; the impact of a slowing U.S. economy and potentially increased unemployment on the performance of our loan portfolio, the market value of our investment securities and possible other-than-temporary impairment of securities held by us due to changes in credit quality or rates; the availability of, and cost of, sources of funding and the demand for our products; adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, commodities prices, inflationary pressures and labor shortages on the economic recovery and our business; the impacts of international hostilities, terrorism or geopolitical events; adverse developments in the financial services industry generally such as the recent bank failures and any related impact on depositor behavior or investor sentiment; risks related to the sufficiency of liquidity; the possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings and capital; the costs or effects of mergers, acquisitions or dispositions we may make, as well as whether we are able to obtain any required governmental approvals in connection with any such activities, or identify and complete favorable transactions in the future, and/or realize the anticipated financial and business benefits; the regulatory and financial impacts associated with exceeding $10 billion in total assets; the negative impact on our reputation and profitability in the event customers experience economic harm or in the event that regulatory violations are identified; the ability to execute our business plan in new markets; the future operating or financial performance of the Company, including our outlook for future growth and changes in the level and direction of our nonperforming assets and charge-offs; the appropriateness of the allowance for credit losses, including the assumptions made under our current expected credit losses model; any deterioration in values of California real estate, both residential and commercial; the effectiveness of the Company's asset management activities managing the mix of earning assets and in improving, resolving or liquidating lower-quality assets; the effect of changes in the financial performance and/or condition of our borrowers; changes in accounting standards and practices; changes in consumer spending, borrowing and savings habits; our ability to attract and maintain deposits and other sources of liquidity; the effects of changes in the level or cost of checking or savings account deposits on our funding costs and net interest margin; increasing noninterest expense and its impact on our financial performance; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional competitors including retail businesses and technology companies; the challenges of attracting, integrating and retaining key employees; the vulnerability of the Company's operational or security systems or infrastructure, the systems of third-party vendors or other service providers with whom the Company contracts, and the Company's customers to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and data/security breaches and the cost to defend against and respond to such incidents; the impact of the recent cyber security ransomware incident on our operations and reputation; increased data security risks due to work from home arrangements and email vulnerability; failure to safeguard personal information, and any resulting litigation; the effect of a fall in stock market prices on our brokerage and wealth management businesses; the transition from the LIBOR to new interest rate benchmarks; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and our ability to manage the risks involved in the foregoing. There can be no assurance that future developments affecting us will be the same as those anticipated by management. Additional factors that could cause results to differ materially from those described above can be found in our Annual Report on Form 10-K for the year ended December 31, 2022, which has been filed with the Securities and Exchange Commission (the “SEC”) and all subsequent filings with the SEC under Sections 13(a), 13(c), 14, and 15(d) of the Securities Act of 1934, as amended. Such filings are also available in the “Investor Relations” section of our website, https://www.tcbk.com/investor-relations and in other documents we file with the SEC. Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results. We undertake no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
Financial Highlights
Performance highlights and other developments for the Company as of or for the three and nine months ended September 30, 2023 included the following:
•Net income was $30.6 million compared to $24.9 million in the trailing quarter, and compared to $37.3 million in the same quarter of the prior year; Pre-tax pre-provision net revenue was $46.2 million compared to $43.1 million in the trailing quarter, and compared to $55.3 million in the same quarter of the prior year
•Return on average assets was 1.23% for the current quarter as compared to 1.01% in the trailing quarter and 1.46% in the same quarter of the prior year
•The Bank continues to operate a balance sheet without the utilization of brokered deposits or FRB borrowings
•Loan balances increased $187.9 million or 2.9% while deposit balanced declined $85.7 million or 1.1% from the trailing quarter
•The average cost of total deposits was 0.86% for the quarter as compared to 0.58% in the trailing quarter and 0.04% in the same quarter of the prior year and, as a result, the Company's total cost of deposits have increased 82 basis points since FOMC rate actions began in March 2022, which translates to a cycle-to-date deposit beta of 15.6%
•Balance sheet flexibility remains anchored in readily accessible sources of liquidity including undrawn borrowing capacities, on-balance sheet cash and unpledged investment securities totaling in excess of $4.2 billion
•Overall credit quality remains within historical norms as non-performing assets represent approximately 0.33% of total assets and the ratio of classified loans to total loans remains low and manageable.
•Average yield on earning assets was 4.94%, an increase of 16 basis points over the 4.78% in the trailing quarter; net interest margin was 3.88% in the recent quarter, narrowing only 8 basis points from 3.96% in the trailing quarter
•The loan to deposit ratio increased to 83.8% as of September 30, 2023, as compared to 80.6% as of the trailing quarter.
•The efficiency ratio was 54.8% and 53.4% for the nine months ended September 30, 2023 and 2022, respectively.
•The provision for credit losses was approximately $4.2 million during the quarter ended September 30, 2023, as compared to a provision for credit losses of $9.7 million during the trailing quarter ended June 30, 2023, and a provision for credit losses of $3.8 million for the three-month period ended September 30, 2022.
•The allowance for credit losses to total loans was 1.73% as of September 30, 2023, compared to 1.80% as of the trailing quarter end, and 1.61% as of September 30, 2022. Non-performing assets to total assets were 0.33% on September 30, 2023, as compared to 0.41% as of June 30, 2023, and 0.21% at September 30, 2022.
•While total classified loans increased to 1.2% of total loans, criticized loans as a percentage of total loans decreased by 0.8% ($44.6 million) to 2.6% as a result of loan repayments and improved borrower performance, including a negligible level of past due loans.

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net interest income	$88,123	$94,106	$270,060	$247,076
Provision for credit losses	(4,155)	(3,795)	(18,000)	(14,225)
Non-interest income	15,984	15,640	45,360	47,166
Non-interest expense	(57,878)	(54,465)	(172,915)	(157,176)
Provision for income taxes	(11,484)	(14,148)	(33,190)	(33,765)
Net income	$30,590	$37,338	$91,315	$89,076
Per Share Data:
Basic earnings per share	$0.92	$1.12	$2.75	$2.76
Diluted earnings per share	$0.92	$1.12	$2.74	$2.74
Dividends paid	$0.30	$0.30	$0.90	$0.80
Book value at period end			$32.18	$29.71
Average common shares outstanding	33,263	33,348	33,259	32,332
Average diluted common shares outstanding	33,319	33,463	33,356	32,469
Shares outstanding at period end			33,263	33,332
At period end:
Loans			$6,708,666	$6,314,290
Total investment securities			$2,333,162	$2,668,145
Total assets			$9,897,006	$9,976,879
Total deposits			$8,009,643	$8,655,769
Other borrowings			$537,975	$47,068
Shareholders’ equity			$1,070,401	$990,338
Financial Ratios:
During the period:
Return on average assets (annualized)	1.23%	1.46%	1.24%	1.23%
Return on average equity (annualized)	10.91%	13.78%	11.06%	11.25%
Net interest margin(1) (annualized)	3.88%	4.02%	4.01%	3.71%
Efficiency ratio	55.59%	49.63%	54.82%	53.42%
Average equity to average assets	11.27%	10.61%	11.19%	10.94%
At end of period:
Equity to assets			10.82%	9.93%
Total capital to risk-adjusted assets			14.51%	13.97%
(1) Fully Taxable Equivalent (FTE)

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

	Three months ended
(in thousands)	September 30, 2023	June 30, 2023	Change	% Change
Interest income	$112,380	$107,158	$5,222	4.9%
Interest expense	(24,257)	(18,557)	(5,700)	30.7%
Fully tax-equivalent adjustment (FTE) (1)	405	379	26	6.9%
Net interest income (FTE)	$88,528	$88,980	$(452)	(0.5)%
Net interest margin (FTE)	3.88%	3.96%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,324	$1,471	$(147)	(10.0)%
Net interest margin less effect of acquired loan discount accretion(1)	3.82%	3.89%	(0.07)%

PPP loans yield, net:
Amount (included in interest income)	$2	$4	$(2)	(50.0)%
Net interest margin less effect of PPP loan yield (1)	3.88%	3.96%	(0.08)%

Acquired loans discount accretion and PPP loan yield, net: (1)
Amount (included in interest income)	$1,326	$1,475	$(149)	(10.1)%
Net interest margin less effect of acquired loan discount accretion and PPP loan yield (1)	3.82%	3.89%	(0.07)%

	Three months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Interest income	$112,380	$96,366	$16,014	16.6%
Interest expense	(24,257)	(2,260)	(21,997)	973.3%
Fully tax-equivalent adjustment (FTE) (1)	405	440	(35)	(8.0)%
Net interest income (FTE)	$88,528	$94,546	$(6,018)	(6.4)%
Net interest margin (FTE)	3.88%	4.02%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,324	$714	$610	(12.3)%
Net interest margin less effect of acquired loan discount accretion(1)	3.82%	3.99%	(0.17)%
PPP loans yield, net:
Amount (included in interest income)	$2	$313	$(311)	(99.4)%
Net interest margin less effect of PPP loan yield (1)	3.88%	4.02%	(0.14)%
Acquired loans discount accretion and PPP loan yield, net: (1)
Amount (included in interest income)	$1,326	$1,027	$299	29.1%
Net interest margin less effect of acquired loan discount accretion and PPP loan yield (1)	3.82%	3.98%	(0.16)%

	Nine months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Interest income	$322,445	$252,516	$69,929	27.7%
Interest expense	(52,385)	(5,440)	(46,945)	863.0%
Fully tax-equivalent adjustment (FTE) (1)	1,176	1,120	56	5.0%
Net interest income (FTE)	$271,236	$248,196	$23,040	9.3%
Net interest margin (FTE)	4.01%	3.71%

Acquired loans discount accretion, net:
Amount (included in interest income)	$4,192	$3,714	$478	12.9%
Net interest margin less effect of acquired loan discount accretion(1)	3.95%	3.65%	0.30%
PPP loans yield, net:
Amount (included in interest income)	$11	$2,374	$(2,363)	(99.5)%
Net interest margin less effect of PPP loan yield (1)	4.01%	3.69%	0.32%
Acquired loans discount accretion and PPP loan yield, net:
Amount (included in interest income)	$4,203	$6,088	$(1,885)	(31.0)%
Net interest margin less effect of acquired loans discount and PPP loan yield (1)	3.95%	3.63%	0.32%
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

Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or the discount is accreted (added to) interest income over the remaining life of the loan. The dollar impact of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining unaccreted discount or unamortized premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. As a result of the increase in interest rates, the prepayment rate of portfolio loans, inclusive of those acquired at a premium or discount, declined during 2023 as compared to 2022. During the three months ended September 30, 2023, June 30, 2023, and September 30, 2022, purchased loan discount accretion was $1.3 million, $1.5 million, and $0.7 million, respectively.

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

	For the three months ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans, excluding PPP	$6,596,116	$91,705	5.52%	$6,162,267	$75,643	4.87%
PPP loans	1,284	2	0.62%	8,775	313	14.15%
Investment securities - taxable	2,246,569	18,990	3.35%	2,591,513	17,122	2.62%
Investment securities - nontaxable(1)	182,766	1,755	3.81%	210,606	1,908	3.59%
Total investments	2,429,335	20,745	3.39%	2,802,119	19,030	2.69%
Cash at Federal Reserve and other banks	26,654	333	4.96%	346,991	1,820	2.08%
Total interest-earning assets	9,053,389	112,785	4.94%	9,320,152	96,806	4.12%
Other assets	820,851			810,966
Total assets	$9,874,240			$10,131,118
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,751,625	$3,916	0.89%	$1,775,884	$119	0.03%
Savings deposits	2,790,197	9,526	1.35%	3,011,145	685	0.09%
Time deposits	535,715	3,937	2.92%	321,100	188	0.23%
Total interest-bearing deposits	5,077,537	17,379	1.36%	5,108,129	992	0.08%
Other borrowings	449,274	5,106	4.51%	38,908	5	0.05%
Junior subordinated debt	101,070	1.772	6.96%	101,011	1,263	4.96%
Total interest-bearing liabilities	5,627,881	24,257	1.71%	5,248,048	2,260	0.17%
Noninterest-bearing deposits	2,965,564			3,644,086
Other liabilities	168,391			164,208
Shareholders’ equity	1,112,404			1,074,776
Total liabilities and shareholders’ equity	$9,874,240			$10,131,118
Net interest spread(2)			3.23%			3.95%
Net interest income and interest margin(3)		$88,528	3.88%		$94,546	4.02%
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

As compared to the same quarter in the prior year, average loan yields, excluding PPP, increased 65 basis points from 4.87% during the three months ended September 30, 2022, to 5.52% during the three months ended September 30, 2023. The accretion of discounts from acquired loans added 8 and 9 basis points to loan yields during the quarters ended September 30, 2023 and September 30, 2022, respectively.

The cost of interest-bearing deposits increased by 128 basis points between the quarter ended September 30, 2023, and the same quarter of the prior year. In addition, the average balance of noninterest-bearing deposits decreased by $678.5 million from three month average for the period ended September 30, 2022. As of September 30, 2023, the ratio of average total noninterest-bearing deposits to total average deposits was 36.9%, as compared to 39.2% and 41.6% at June 30, 2023 and September 30, 2022, respectively.

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Loans, excluding PPP	$6,492,141	$260,857	5.37%	$5,668,055	$201,245	4.75%
PPP loans	1,444	11	1.02%	32,287	2,374	9.83%
Investments-taxable	2,328,883	56,681	3.25%	2,487,111	41,695	2.24%
Investments-nontaxable (1)	184,524	5,096	3.69%	183,772	4,853	3.53%
Total investments	2,513,407	61,777	3.29%	2,670,883	46,548	2.33%
Cash at Federal Reserve and other banks	27,606	976	4.73%	573,252	3,469	0.81%
Total earning assets	9,034,598	323,621	4.79%	8,944,477	253,636	3.79%
Other assets, net	832,501			737,721
Total assets	$9,867,099			$9,682,198
Liabilities and shareholders’ equity
Interest-bearing demand deposits	$1,694,438	$6,476	0.51%	$1,724,787	$302	0.02%
Savings deposits	2,818,817	20,616	0.98%	2,863,447	1,541	0.07%
Time deposits	413,359	6,889	2.23%	319,940	676	0.28%
Total interest-bearing deposits	4,926,614	33,981	0.92%	4,908,174	2,519	0.07%
Other borrowings	402,016	13,318	4.43%	39,609	15	0.05%
Junior subordinated debt	101,057	5,086	6.73%	87,804	2,906	4.42%
Total interest-bearing liabilities	5,429,687	52,385	1.29%	5,035,587	5,440	0.14%
Noninterest-bearing deposits	3,153,807			3,435,487
Other liabilities	179,483			152,186
Shareholders’ equity	1,104,122			1,058,938
Total liabilities and shareholders’ equity	$9,867,099			$9,682,198
Net interest rate spread (1) (2)			3.50%			3.65%
Net interest income and margin (1) (3)		$271,236	4.01%		$248,196	3.71%
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

Changes in net interest income and net interest margin during the comparable nine month periods ended September 30, 2023 and 2022 were impacted by changes in both volume and rates. However, changes in net interest income associated with volume were predominantly impacted by the addition of earning assets and interest bearing liabilities acquired in connection with the merger of Valley Republic Bancorp in March of 2022.

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

	Three months ended September 30, 2023 compared with three months ended September 30, 2022
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans, including PPP	$5,017	$10,734	$15,751
Investment securities	(2,509)	4,225	1,716
Cash at Federal Reserve and other banks	(1,666)	179	(1,487)
Total interest-earning assets	842	15,138	15,980
Increase (decrease) in interest expense:
Interest-bearing demand deposits	(2)	3,799	3,797
Savings deposits	(50)	8,891	8,841
Time deposits	123	3,626	3,749
Other borrowings	51	5,050	5,101
Junior subordinated debt	1	508	509
Total interest-bearing liabilities	123	21,874	21,997
Increase (decrease) in net interest income	$719	$(6,736)	$(6,017)
The following commentary regarding net interest income, interest income and interest expense may be best understood while referencing the Summary of Average Balances, Yields/Rates and Interest Differential and the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid shown above.
Net interest income (FTE) during the three months ended September 30, 2023 decreased $6.0 million to $88.5 million compared to $94.5 million during the three months ended September 30, 2022. The overall decrease in net interest income (FTE) was due to increases in rates paid on deposits and borrowings, which resulted in additional interest expense totaling $22.0 million, partially offset by higher yields earned on investments and loans, which increased those earnings by $4.2 million and $10.7 million, respectively.

	Nine months ended September 30, 2023 compared with nine months ended September 30, 2022
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans, including PPP	$9,028	$48,221	$57,249
Investment securities(1)	(879)	16,108	15,229
Cash at Federal Reserve and other banks	(1,105)	(1,388)	(2,493)
Total interest-earning assets	7,044	62,941	69,985
Increase (decrease) in interest expense:
Interest-bearing demand deposits	(2)	6,176	6,174
Savings deposits	(8)	19,083	19,075
Time deposits	65	6,148	6,213
Other borrowings	45	13,258	13,303
Junior subordinated debt	146	2,034	2,180
Total interest-bearing liabilities	246	46,699	46,945
Increase in net interest income	$6,798	$16,242	$23,040

Net interest income (FTE) during the nine months ended September 30, 2023 increased $23.0 million to $271.2 million compared to $248.2 million during the nine months ended September 30, 2022. The overall increase in net interest income (FTE) was due to increases in average loan balances, which resulted in improvements totaling $9.0 million, and higher yields within investments and loans further improving those earnings by $16.1 million and $48.2 million, respectively. Increasing interest rates caused interest expenses on interest-bearing liabilities to rise, most significantly deposits and other borrowings, resulting in a net increase of $31.5 million and $13.3 million, respectively.

Asset Quality and Credit Loss Provisioning
During the three months ended September 30, 2023, the Company recorded a provision for credit losses of $4.1 million, as compared to $9.6 million during the trailing quarter, and $3.8 million million during the third quarter of 2022.
The following table presents details of the provision for credit losses for the periods indicated:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Addition to allowance for credit losses	$3,120	$3,500	$16,415	$13,645
Addition to reserve for unfunded loan commitments	1,035	295	1,585	580
	$4,155	$3,795	$18,000	$14,225
The following table presents the activity in the allowance for credit losses on loans for the periods indicated:

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balance, beginning of period	$117,329	$97,944	$105,680	$85,376
ACL at acquisition for PCD loans	—	—	—	2,037
Provision for credit losses	3,120	3,500	16,415	13,645
Loans charged-off	(5,357)	(267)	(7,392)	(1,411)
Recoveries of previously charged-off loans	720	311	1,109	1,841
Balance, end of period	$115,812	$101,488	$115,812	$101,488
The allowance for credit losses (ACL) was $115.8 million or 1.73% of total loans as of September 30, 2023. The provision for credit losses on loans of $3.1 million during the recent quarter was the net effect of charge-offs associated with the disposition of a previously reserved for and individually analyzed relationship of credits, partially offset by increases in reserves for qualitative factors and quantitative reserves under the cohort model from loan growth. On a comparative basis, the provision for credit losses of $3.5 million during the three months ended September 30, 2022, was largely the result of loan growth. For the current quarter, the qualitative components of the ACL resulted in a net increase in required reserves totaling approximately $2.5 million due primarily to softening of the California employment data. Meanwhile, the quantitative component of the ACL decreased reserve requirements by approximately $1.5 million over the trailing quarter primarily due to decreases in specific reserves, offset partially by increases attributed to loan growth.
The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and includes improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date, particularly CA unemployment trends. Despite continued declines on a year over year comparative basis, core inflation remains elevated from wage pressures, and higher living costs such as housing, energy and food prices. Management notes the rapid intervals of rate increases by the Federal Reserve and flattening or inversion of the yield curve, have informed expectations of the US entering a recession within 12 months. As a result, management continues to believe that certain credit weaknesses are likely present in the overall economy and that it is appropriate to cautiously maintain a reserve level that incorporates such risk factors.
Loans past due 30 days or more decreased by $1.4 million during the quarter ended September 30, 2023, to $8.1 million, as compared to $9.5 million at June 30, 2023. Non-performing loans were $29.8 million at September 30, 2023, an decrease of $7.8 million from $37.6 million as of June 30, 2023, and an increase of $12.3 million from $17.5 million as of September 30, 2022. Of the $29.8 million loans designated as non-performing as of September 30, 2023, approximately $26.6 million are current with respect to payments required under their original loan agreements.
The following table illustrates the total loans by risk rating and their respective percentage of total loans for the periods presented.

	September 30,	% of Loans Outstanding	June 30,	% of Loans Outstanding	September 30,	% of Loans Outstanding
(dollars in thousands)	2023		2023		2022
Risk Rating:
Pass	$6,532,424	97.4%	$6,299,893	96.6%	$6,133,805	97.1%
Special Mention	94,614	1.4%	155,678	2.4%	126,273	2.0%
Substandard	81,628	1.2%	65,169	1.0%	54,212	0.9%
Total	$6,708,666		$6,520,740		$6,314,290

Classified loans to total loans	1.22%		1.00%		0.86%
Loans past due 30+ days to total loans	0.15%		0.15%		0.10%
The ratio of classified loans of 1.22% as of September 30, 2023 increased 22 basis points from June 30, 2023 and increased 36 basis points from the comparative quarter ended 2022. The newly classified credits are spread amongst several CRE and agriculture relationships. As a percentage of total loans outstanding, classified assets are consistent with volumes experienced prior to the recent quantitative easing cycle spurred by the COVID pandemic, and reflects management's historically conservative approach to credit risk monitoring. The Company's combined criticized loan balances improved during the quarter by $44.6 million to $176.2 million as of September 30, 2023. This improvement was driven by upgrades in several CRE borrower relationships, as well as the disposition of a credit relationship referenced above.
There was one property added and one disposed within Other Real Estate Owned during the third quarter of 2023. As of September 30, 2023, other real estate owned consisted of nine properties with a carrying value of approximately $2.9 million.
Non-performing assets of $32.7 million at September 30, 2023, represented 0.33% of total assets, a change from the $40.5 million or 0.41% and $20.9 million or 0.21% as of June 30, 2023 and September 30, 2022, respectively.
Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
ATM and interchange fees	$6,728	$6,714	$14	0.2%
Service charges on deposit accounts	4,851	4,436	415	9.4%
Other service fees	1,142	1,022	120	11.7%
Mortgage banking service fees	445	477	(32)	(6.7)%
Change in value of mortgage servicing rights	(91)	33	(124)	(375.8)%
Total service charges and fees	13,075	12,682	393	3.1%
Increase in cash value of life insurance	684	659	25	3.8%
Asset management and commission income	1,141	1,020	121	11.9%
Gain on sale of loans	382	357	25	7.0%
Lease brokerage income	160	252	(92)	(36.5)%
Sale of customer checks	396	326	70	21.5%
Gain on sale of investment securities	—	—	—	—
Loss on marketable equity securities	(81)	(115)	34	(29.6)%
Other	227	459	(232)	(50.5)%
Total other non-interest income	2,909	2,958	(49)	(1.7)%
Total non-interest income	$15,984	$15,640	$344	2.2%
Non-interest income increased $0.3 million or 2.2% to $16.0 million during the three months ended September 30, 2023, compared to $15.6 million during the quarter ended September 30, 2022. Service charges on deposit accounts increased by $0.4 million or 9.4% for the same reasons noted above.

	Nine months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
ATM and interchange fees	$19,928	$19,941	$(13)	(0.1)%
Service charges on deposit accounts	12,863	12,433	430	3.5%
Other service fees	3,300	3,183	117	3.7%
Mortgage banking service fees	1,364	1,422	(58)	(4.1)%
Change in value of mortgage servicing rights	(215)	443	(658)	(148.5)%
Total service charges and fees	37,240	37,422	(182)	(0.5)%
Increase in cash value of life insurance	2,274	2,049	225	11.0%
Asset management and commission income	3,233	2,946	287	9.7%
Gain on sale of loans	883	2,145	(1,262)	(58.8)%
Lease brokerage income	332	648	(316)	(48.8)%
Sale of customer checks	1,091	871	220	25.3%
Gain on sale of investment securities	(164)	—	(164)	n/m
Loss on marketable equity securities	(81)	(346)	265	(76.6)%
Other	552	1,431	(879)	(61.4)%
Total other non-interest income	8,120	9,744	(1,624)	(16.7)%
Total non-interest income	$45,360	$47,166	$(1,806)	(3.8)%
Non-interest income decreased $1.8 million or 3.8% to $45.4 million during the nine months ended September 30, 2023, as compared to $47.2 million during the nine months ended September 30, 2022. Mortgage origination related activity has declined year over year from elevated interest rates, as the income recorded from the sale of loans was down $1.3 million or 58.8%. Changes in interest rates also led to a decline in fair value of mortgage servicing rights during the nine months ended September 30, 2023, which decreased by $0.7 million or 148.5%, as compared to the trailing nine month period ended. Other income declined $0.9 million or 61.4%, $0.3 million of which was attributed to fair value changes associated with retirement plans, with a corresponding offset being included within benefits and other compensation costs.

Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated:

	Three months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Base salaries, net of deferred loan origination costs	$23,616	$22,377	$1,239	5.5%
Incentive compensation	4,391	4,832	(441)	(9.1)%
Benefits and other compensation costs	6,456	6,319	137	2.2%
Total salaries and benefits expense	34,463	33,528	935	2.8%
Occupancy	3,948	3,965	(17)	(0.4)%
Data processing and software	5,246	3,449	1,797	52.1%
Equipment	1,503	1,422	81	5.7%
Intangible amortization	1,590	1,702	(112)	(6.6)%
Advertising	881	990	(109)	(11.0)%
ATM and POS network charges	1,606	1,694	(88)	(5.2)%
Professional fees	1,752	1,172	580	49.5%
Telecommunications	567	575	(8)	(1.4)%
Regulatory assessments and insurance	1,194	828	366	44.2%
Postage	306	287	19	6.6%
Operational losses	474	492	(18)	(3.7)%
Courier service	492	497	(5)	(1.0)%
Gain on sale or acquisition of foreclosed assets	(152)	(148)	(4)	2.7%
Loss on disposal of fixed assets	4	4	—	—%
Other miscellaneous expense	4,004	4,008	(4)	(0.1)%
Total other non-interest expense	23,415	20,937	2,478	11.8%
Total non-interest expense	$57,878	$54,465	$3,413	6.3%
Average full time equivalent staff	1,215	1,198	17	1.4%
Non-interest expense increased $3.4 million or 6.3% to $57.9 million during the three months ended September 30, 2023, as compared to $54.5 million for the quarter ended September 30, 2022. Total salaries and benefits expense increased by $0.9 million or 2.8% to $34.5 million, largely from a net increase of 17 full-time equivalent positions as well as annual merit increases effective in March, 2023. Data processing and software expenses increased by $1.8 million or 52.1% related to ongoing investments in the Company's data management and security infrastructure. The increase in professional fees of $0.6 million was directly associated with third party contract negotiation assistance, the benefits of which will be realized in future periods.

	Nine months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Base salaries, net of deferred loan origination costs	$70,675	$62,762	$7,913	12.6%
Incentive compensation	11,663	11,697	(34)	(0.3)%
Benefits and other compensation costs	19,402	18,782	620	3.3%
Total salaries and benefits expense	101,740	93,241	8,499	9.1%
Occupancy	12,099	11,536	563	4.9%
Data processing and software	13,916	10,558	3,358	31.8%
Equipment	4,322	4,208	114	2.7%
Intangible amortization	4,902	4,632	270	5.8%
Advertising	2,656	2,445	211	8.6%
ATM and POS network charges	5,217	4,850	367	7.6%
Professional fees	5,326	3,281	2,045	62.3%
Telecommunications	1,971	1,660	311	18.7%
Regulatory assessments and insurance	3,979	2,327	1,652	71.0%
Merger and acquisition expense	—	6,253	(6,253)	(100.0)%
Postage	916	828	88	10.6%
Operational losses	1,999	765	1,234	161.3%
Courier service	1,314	1,397	(83)	(5.9)%
Gain on sale or acquisition of foreclosed assets	(152)	(246)	94	(38.2)%
Loss (gain) on disposal of fixed assets	22	(1,069)	1,091	(102.1)%
Other miscellaneous expense	12,688	10,510	2,178	20.7%
Total other non-interest expense	71,175	63,935	7,240	11.3%
Total non-interest expense	$172,915	$157,176	$15,739	10.0%
Average full-time equivalent staff	1,215	1,155	60	5.2%
Total non-interest expense increased $15.7 million or 10.0% to $172.9 million during the nine months ended September 30, 2023, as compared to $157.2 million for the comparative period in 2022, for reasons primarily associated with the acquisition of Valley Republic Bank in March of 2022 which resulted in expense increases for nearly every identified category. Merger and acquisition expenses associated with this acquisition totaled $6.2 million for the nine-month period ended 2022. Regulatory assessments increased by $1.7 million or 71.0% as a result of increases in assessment rates and Management anticipates that these costs will increase further if the economic environment in which the Company operates continues to deteriorate. Professional fees included approximately $0.7 million in costs associated with third party assistance with contract negotiation, the benefits of which will be realized in future periods. Data processing and software expenses increased by $3.4 million or 31.8% related to ongoing investments in the Company's data management and security infrastructure. Operational losses also increased by $1.2 million or 161.3%, $0.7 million of which is the result of burglary at several ATM machines. Other miscellaneous expenses increased $2.2 million or 20.7%, due primarily to changes in regulatory requirements which resulted in an estimated $0.8 million in refunds to customers previously charged non-sufficient funds fees and an additional increase of $0.5 million in provision expense on real estate owned and various other increases across the Company, including travel and entertainment costs.

Provision for Income Taxes
The Company’s effective tax rate was 27.3% and 26.7% for the quarter and nine-months ended September 30, 2023, respectively as compared to 28.1% for the year ended December 31, 2022. Differences between the Company's effective tax rate and applicable federal and state blended statutory rate of approximately 29.6% are due to the proportion of non-taxable revenues, non-deductible expenses, and benefits from tax credits as compared to the levels of pre-tax earnings.

Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. The following is a comparison of the quarterly change in certain assets and liabilities:

Ending balances	September 30,	June 30,		Annualized % Change
(dollars in thousands)	2023	2023	$ Change
Total assets	$9,897,006	$9,853,421	$43,585	1.8%
Total loans	6,708,666	6,520,740	187,926	11.5
Total investments	2,333,162	2,485,378	(152,216)	(24.5)
Total deposits	8,009,643	8,095,365	(85,722)	(4.2)
Other borrowings	$537,975	$392,714	145,261	148.0
Loans outstanding increased by $187.9 million or 11.5% on an annualized basis during the quarter ended September 30, 2023. During the quarter, loan originations/draws totaled approximately $495.0 million while payoffs/repayments of loans totaled $308.0 million, which compares to originations/draws and payoffs/repayments during the trailing quarter ended of $456.0 million and $356.0 million, respectively. While origination volume increased from the previous quarter, activity levels continue to be lower relative to the comparative period in 2022 due in part to disciplined pricing and underwriting, as well as decreased borrower appetite at currently offered lending rates. Management continues to believe that the current loan pipeline is sufficient to support the Company's objectives. Investment security balances decreased $152.2 million or 24.5% on an annualized basis as the result of net prepayments, maturities, and purchases totaling approximating $89.7 million and net decreases in the market value of securities of $62.5 million. Management seeks to utilize excess cash flows from the investment security portfolio to support loan growth or reduce borrowings thus resulting in an improved mix of earning assets. Deposit balances decreased by $85.7 million or 4.2% annualized during the period. Net cash flow surpluses during the quarter resulted in a net increase of $145.3 million in short-term borrowings, which totaled $538.0 million as of the period ended September 30, 2023.
The following is a comparison of the year over year change in certain assets and liabilities:

Ending balances	As of September 30,			% Change
(dollars in thousands)	2023	2022	$ Change
Total assets	$9,897,006	$9,976,879	$(79,873)	(0.8)%
Total loans	6,708,666	6,314,290	394,376	6.2
Total loans, excluding PPP	6,707,530	6,312,348	395,182	6.3
Total investments	2,333,162	2,668,145	(334,983)	(12.6)
Total deposits	8,009,643	8,655,769	(646,126)	(7.5)
Total other borrowings	$537,975	$47,068	490,907	1,043.0%
Non-PPP loan balances increased as a result of organic activities by approximately $395.2 million or 6.3% during the twelve-month period ending September 30, 2023. Over the same period deposit balances have declined by $646.1 million or 7.5%. The Company has offset these declines through the deployment of excess cash balances, runoff of investment security balances, and proceeds from short-term FHLB borrowings. As of September 30, 2023 and June 30, 2023, short-term borrowings from the FHLB totaled $500.0 and $394.1 million and had a weighted average interest rate of 5.14 and 5.11%, respectively. As of December 31, 2022, short-term borrowings from the FHLB totaled $216.7 million and had a weighted average interest rate of 4.65%.
Investment Securities
Investment securities available for sale decreased $278.1 million to $2.2 billion as of September 30, 2023, compared to December 31, 2022. The decrease is attributed to $243.2 million in calls and principal repayments and $44.9 million in market value depreciation.
The following table presents the available for sale debt securities portfolio by major type as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$1,207,172	55.5%	$1,372,769	56.0%
Obligations of states and political subdivisions	258,669	11.9%	293,205	12.0%
Corporate bonds	5,505	0.3%	5,751	0.2%
Asset backed securities	369,729	17.0%	439,767	17.9%
Non-agency collateralized mortgage obligations	333,262	15.3%	340,946	13.9%
Total debt securities available for sale	$2,174,337	100.0%	$2,452,438	100.0%

	September 30, 2023		December 31, 2022
(in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$136,398	98.1%	$154,830	96.2%
Obligations of states and political subdivisions	2,660	1.9%	6,153	3.8%
Total debt securities held to maturity	$139,058	100.0%	$160,983	100.0%
Investment securities held to maturity decreased $21.9 million to $139.1 million as of September 30, 2023, as compared to December 31, 2022. This decrease is attributable to calls and principal repayments of $21.7 million, and amortization of net purchase premiums of $0.2 million.
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
The following table shows the Company’s loan balances, net deferred loan costs and discounts, as of the dates indicated:

(in thousands)	September 30, 2023		December 31, 2022
Commercial real estate	$4,367,445	65.1%	$4,359,083	67.6%
Consumer	1,288,810	19.2%	1,240,743	19.2%
Commercial and industrial	599,757	9.0%	569,921	8.8%
Construction	320,963	4.8%	211,560	3.3%
Agriculture production	123,472	1.8%	61,414	1.0%
Leases	8,219	0.1%	7,726	0.1%
Total loans	$6,708,666	100.0%	$6,450,447	100.0%

Nonperforming Assets
The following tables set forth the amount of the Company’s NPAs as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(in thousands)	September 30, 2023	December 31, 2022
Performing nonaccrual loans	$26,605	$19,543
Nonperforming nonaccrual loans	3,151	1,770
Total nonaccrual loans	29,756	21,313
Loans 90 days past due and still accruing	43	8
Total nonperforming loans	29,799	21,321
Foreclosed assets	2,852	3,439
Total nonperforming assets	$32,651	$24,760
Nonperforming assets to total assets	0.33%	0.25%
Nonperforming loans to total loans	0.44%	0.33%
Allowance for credit losses to nonperforming loans	389%	516%

Changes in nonperforming assets during the three months ended September 30, 2023

(in thousands)	Balance at June 30, 2023	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at September 30, 2023
Commercial real estate:
CRE non-owner occupied	$1,230	$—	$(125)	$—	$—	$1,105
CRE owner occupied	18,871	321	(11,686)	(3,608)	—	3,898
Multifamily	110	—	(110)	—	—	—
Farmland	2,230	9,604	(127)	—	—	11,707
Total commercial real estate loans	22,441	9,925	(12,048)	(3,608)	—	16,710
Consumer
SFR 1-4 1st DT liens	3,393	173	(577)	—	(105)	2,884
SFR HELOCs and junior liens	3,489	413	(744)	—	—	3,158
Other	129	64	(7)	(30)	—	156
Total consumer loans	7,011	650	(1,328)	(30)	(105)	6,198
Commercial and industrial	7,504	1,386	(4,324)	(1,616)	—	2,950
Construction	73	—	(2)	—	—	71
Agriculture production	563	3,307	—	—	—	3,870
Leases	—	—	—	—	—	—
Total nonperforming loans	37,592	15,268	(17,702)	(5,254)	(105)	29,799
Foreclosed assets	2,914	65	(126)	(106)	105	2,852
Total nonperforming assets	$40,506	$15,333	$(17,828)	$(5,360)	$—	$32,651
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets decreased during the three months ended September 30, 2023 by $7.9 million or 19.4% to $32.7 million compared to $40.5 million at June 30, 2023. The decrease in nonperforming assets during the third quarter of 2023 was primarily the result of nonperforming loans added during the period totaling $15.3 million. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the loan loss reserves associated with these loans is sufficient as of September 30, 2023.

Changes in nonperforming assets during the nine months ended September 30, 2023

(in thousands)	Balance at December 31, 2022	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at September 30, 2023
Commercial real estate:
CRE non-owner occupied	$1,739	$347	$(981)	$—	$—	$1,105
CRE owner occupied	4,938	15,637	(13,069)	(3,608)	—	3,898
Multifamily	125	—	(125)	—	—	—
Farmland	1,772	11,834	(1,899)	—	—	11,707
Total commercial real estate loans	8,574	27,818	(16,074)	(3,608)	—	16,710
Consumer
SFR 1-4 1st DT liens	4,220	890	(2,121)	—	(105)	2,884
SFR HELOCs and junior liens	3,155	1,377	(1,331)	(43)	—	3,158
Other	76	329	(83)	(166)	—	156
Total consumer loans	7,451	2,596	(3,535)	(209)	(105)	6,198
Commercial and industrial	3,526	8,329	(5,602)	(3,303)	—	2,950
Construction	491	—	(420)	—	—	71
Agriculture production	1,279	3,340	(749)	—	—	3,870
Leases	—	—	—	—	—	—
Total nonperforming loans	21,321	42,083	(26,380)	(7,120)	(105)	29,799
Foreclosed assets	3,439	65	(126)	(631)	105	2,852
Total nonperforming assets	$24,760	$42,148	$(26,506)	$(7,751)	$—	$32,651
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the nine months ended September 30, 2023 by $7.9 million or 31.9% to $32.7 million compared to $24.8 million at December 31, 2022. The increase in nonperforming assets during the nine months ended 2023 was primarily the result of nonperforming loans added during the period totaling $42.1 million, partially offset by loan pay-downs/upgrades, which totaled $26.4 million during the nine month period and charge-offs of $7.1 million.
The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses for loans as of the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Allowance for credit losses:
Qualitative and forecast factor allowance	$80,923	$70,777	$67,825
Cohort model allowance reserves	33,325	32,489	31,844
Allowance for individually evaluated loans	1,564	2,414	1,819
Total allowance for credit losses	$115,812	$105,680	$101,488
Allowance for credit losses for loans / total loans	1.73%	1.64%	1.61%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. Based on the current conditions of the loan portfolio, management believes that the $115.8 million allowance for loan losses at September 30, 2023 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for credit losses on loans as of the dates indicated:

(in thousands)	September 30, 2023		December 31, 2022		September 30, 2022
Commercial real estate	$66,675	57.6%	61,381	58.1%	$58,640	57.8%
Consumer	26,618	23.0%	24,639	23.3%	23,932	23.6%
Commercial and industrial	12,290	10.6%	13,597	12.9%	10,400	10.2%
Construction	8,097	7.0%	5,142	4.8%	6,132	6.0%
Agriculture production	2,125	1.8%	906	0.8%	2,368	2.3%
Leases	7	—%	15	0.1%	16	0.1%
Total allowance for credit losses	$115,812	100.0%	105,680	100.0%	$101,488	100.0%
The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Commercial real estate	1.53%	1.41%	1.38%
Consumer	2.07%	1.99%	1.97%
Commercial and industrial	2.05%	2.39%	1.94%
Construction	2.52%	2.43%	2.52%
Agriculture production	1.72%	1.48%	3.31%
Leases	0.90%	0.19%	0.20%
Total loans	1.73%	1.64%	1.61%

The following table summarizes the activity in the allowance for credit losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Allowance for credit losses:
Balance at beginning of period	$117,329	$97,944	$105,680	$85,376
ACL on PCD loans	—	—	—	2,037
Provision for loan losses	3,120	3,500	16,415	13,645
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—	—	—
CRE owner occupied	(3,608)	—	(3,608)	—
Multifamily	—	—	—	—
Farmland	—	—	—	(294)
Consumer:
SFR 1-4 1st DT liens	—	—	—	—
SFR HELOCs and junior liens	—	—	(42)	—
Other	(133)	(185)	(438)	(470)
Commercial and industrial	(1,616)	(82)	(3,303)	(647)
Construction	—	—	—	—
Agriculture production	—	—	—	—
Leases	—	—	—	—
Total loans charged-off	(5,357)	(267)	(7,391)	(1,411)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	—	1	—	1
CRE owner occupied	—	1	1	2
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	262	38	262	79
SFR HELOCs and junior liens	314	98	416	426
Other	52	53	129	200
Commercial and industrial	91	119	267	1,130
Construction	—	—	—	—
Agriculture production	1	1	33	3
Leases	—	—	—	—
Total recoveries of previously charged-off loans	720	311	1,108	1,841
Net (charge-offs) recoveries	(4,637)	44	(6,283)	430
Balance at end of period	$115,812	$101,488	$115,812	$101,488
Average total loans	$6,597,400	$6,171,042	$6,493,585	$5,700,342
Ratios (annualized):
Net (charge-offs) recoveries during period to average loans outstanding during period	(0.28)%	—%	(0.13)%	0.01%
Provision for credit losses to average loans outstanding during period	0.19%	0.23%	0.34%	0.32%

Foreclosed Assets, Net of Allowance for Losses
The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses, for the nine months ended September 30, 2023:

(in thousands)	Balance at December 31, 2022	Sales	Valuation Adjustments	Transfers from Loans	Balance at September 30, 2023
Land & construction	$155	$—	$—	$—	$155
Residential real estate	1,709	(127)	(14)	105	1,673
Commercial real estate	1,575	—	(551)	—	1,024
Total foreclosed assets	$3,439	$(127)	$(565)	$105	$2,852
Deposits
During the nine months ended September 30, 2023, the Company’s deposits decreased by $319.0 million to $8.0 billion at quarter end. There were no brokered deposits included in the deposit balances as of September 30, 2023 and December 31, 2022, respectively.
The following table sets forth the estimated deposits exceeding the FDIC insurance limit (excluding collateralized municipal deposits and intercompany balances) as of the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022
Estimated uninsured deposit balances	$2,406,552	$2,701,000
The following table indicates the contractual maturity schedule of the Company's uninsured time deposits in excess of $250,000 as of the dates indicated:

(in thousands)	September 30, 2023
Three months or less	$24,055
Over three through six months	28,961
Over six months through twelve months	17,668
Over twelve months	8,547
$79,231
Non-interest bearing deposits represent 35.7% and 42.0% of total deposits outstanding as of September 30, 2023 and December 31, 2022, respectively.
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
During the three and nine months ended September 30, 2023, the Company repurchased zero and 150,000 shares with market values of $0 and $6,974,000, respectively. During the three and nine months ended September 30, 2022, the Company repurchased 45,132 and 571,881 shares with market values of $2,059,000 and $23,809,000, respectively.
Total shareholders' equity decreased by $22.4 million during the quarter ended September 30, 2023, as a result of accumulated other comprehensive losses increasing by $44.0 million and cash dividend payments on common stock of approximately $10.0 million, offset by net income of $30.6 million. As a result, the Company’s book value was $32.18 per share at September 30, 2023, as compared to $32.86 and $29.71 at December 31, 2022 and September 30, 2022, respectively. The Company’s tangible book value per share, a non-GAAP measure, calculated by subtracting goodwill and other intangible assets from total shareholders’ equity and dividing that sum by total shares outstanding, was $22.67 per share at September 30, 2023, as compared to $23.30 and $19.92 at December 31, 2022, and September 30,

2022, respectively. As noted above, despite the consistent retention of earnings in each quarter of the Company's history, recent changes in the balance of unrealized losses on available-for-sale investment securities, net of deferred taxes, has been the primary driver of decreases in tangible book value per share.
Trailing Quarter Balance Sheet Change

	September 30, 2023		December 31, 2022
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total risk based capital	14.5%	10.5%	14.2%	10.5%
Tier I capital	12.7%	8.5%	12.4%	8.5%
Common equity Tier 1 capital	12.0%	7.0%	11.7%	7.0%
Leverage	10.6%	4.0%	10.1%	4.0%
See Note 10 and Note 16 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

As of September 30, 2023, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depository shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with current and prospective covenants in credit agreements.

Liquidity
The Company's primary sources of liquidity include the following for the periods indicated:

(dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2022
Borrowing capacity at correspondent banks and FRB	$2,927,065	$2,847,052	$2,720,468
Less: borrowings outstanding	(500,000)	(350,000)	—
Unpledged available-for-sale (AFS) investment securities	1,702,265	1,813,894	2,040,802
Cash held or in transit with FRB	72,049	79,530	199,994
Total primary liquidity	$4,201,379	$4,390,476	$4,961,264
At September 30, 2023, the Company's primary sources of liquidity represented 52.5% of total deposits and 175% of estimated total uninsured (excluding collateralized municipal deposits and intercompany balances) deposits, respectively. As secondary sources of liquidity, the Company's held-to-maturity investment securities had a fair value of $124.0 million, including approximately $15.0 million in net unrealized losses. The Company did not utilize any brokered deposits during 2023 or 2022.
Subsequent to June 30, 2022, the Company has generally not purchased or sold any investment securities but rather, utilized the normal and expected proceeds from principal repayments and maturities to fund net loan growth. Any surplus or shortfall in cash flows from investment securities as compared to net changes in loans and deposits have been augmented by the repayment or draws of other borrowings from the Company's available credit facilities. The Company anticipates that principal cash flows from the investment security portfolio will approximate at least $60.0 million for the fourth quarter of 2023 . However, looking forward, the Company anticipates that principal cash flows from the securities portfolio for the year ending December 31, 2024 will approximate not less than $300.0 million or $75.0 million per quarter based on a static rate environment and limited, if any, changes in prepayment speeds.
The Company’s profitability during the first nine months of 2023 generated cash flows from operations of $102.4 million compared to $108.0 million during the first nine months of 2022. Net cash used by investing activities was $13.6 million for the nine months ended September 30, 2023, compared to net cash used by investing activities of $648.5 million during the nine months ending 2022. Financing activities used $84.9 million during the nine months ended September 30, 2023, compared to providing $18.6 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2023 deposit balance decreases of $319.4 million was the largest detractor of funding, which attributed to the increase in other borrowings of $273.4 million during the same period.
The changes in contractual obligations of the Company and Bank, to include but not limited to term subordinated debt, operating leases, deferred compensation and supplemental retirement plans as well as off-balance sheet commitments such as unfunded loans and letters of credit. These contractual obligations are otherwise consistent with similar balances or totals as of December 31, 2022. However, management notes that the VRB - 6% Subordinated Debt issuance has a fixed rate of 6.0% through March 29, 2024, then indexed to the three-month SOFR plus 3.8% through the maturity date. The VRB - 5% Subordinated Debt issuance is fixed at 5.0% through August 27, 2025, then indexed to the three-month SOFR plus 4.9% through the maturity date.

The Company is dependent upon the payment of cash dividends by the Bank to service its commitments, which have historically included dividends to shareholders, scheduled debt service payments, and general operations. Shareholder dividends are expected to continue subject to the Board’s discretion and management's continuing evaluation of capital levels, earnings, asset quality and other factors. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to cover the Company's cash flow needs. However, the Company and its ability to generate liquidity through either the issuance of stock or debt, also serves as a potential source of strength for the Bank. Dividends paid by the Company to holders of its common stock used $29.9 million and $25.8 million of cash during the nine months ended September 30, 2023 and 2022, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

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

	Three months ended			Nine months ended
(dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net interest margin
Acquired loans discount accretion, net:
Amount (included in interest income)	$1,324	$1,471	$714	$4,192	$3,714
Effect on average loan yield	0.08%	0.09%	0.05%	0.09%	0.09%
Effect on net interest margin (FTE)	0.06%	0.07%	0.03%	0.06%	0.06%
Net interest margin (FTE)	3.88%	3.96%	4.02%	4.01%	3.71%
Net interest margin less effect of acquired loan discount accretion (Non-GAAP)	3.82%	3.89%	3.99%	3.95%	3.65%
PPP loans yield, net:
Amount (included in interest income)	$2	$4	$313	$11	$2,374
Effect on net interest margin (FTE)	—%	—%	0.01%	—%	0.02%
Net interest margin less effect of PPP loan yield (Non-GAAP)	3.88%	3.96%	4.02%	4.01%	3.69%
Acquired loan discount accretion and PPP loan yield, net:
Amount (included in interest income)	$1,326	$1,475	$1,027	$4,203	$6,088
Effect on net interest margin (FTE)	0.06%	0.07%	0.04%	0.06%	0.08%
Net interest margin less effect of acquired loan discount accretion and PPP yields, net (Non-GAAP)	3.82%	3.89%	3.98%	3.95%	3.63%

	Three months ended			Nine months ended
(dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Pre-tax pre-provision return on average assets or equity
Net income (GAAP)	$30,590	$24,892	$37,338	$91,315	$89,076
Exclude provision for income taxes	11,484	8,557	14,148	33,190	33,765
Exclude provision for credit losses	4,155	9,650	3,795	18,000	14,225
Net income before income tax and provision expense (Non-GAAP)	$46,229	$43,099	$55,281	$142,505	$137,066

Average assets (GAAP)	$9,874,240	$9,848,191	$10,131,118	$9,867,099	$9,682,198
Average equity (GAAP)	$1,112,404	$1,112,223	$1,074,776	$1,104,122	$1,058,938

Return on average assets (GAAP) (annualized)	1.23%	1.01%	1.46%	1.24%	1.23%
Pre-tax pre-provision return on average assets (Non-GAAP) (annualized)	1.86%	1.76%	2.16%	1.93%	1.89%
Return on average equity (GAAP) (annualized)	10.91%	8.98%	13.78%	11.06%	11.25%
Pre-tax pre-provision return on average equity (Non-GAAP) (annualized)	16.49%	15.54%	20.41%	17.26%	17.31%

	Three months ended			Nine months ended
(dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Return on tangible common equity
Average total shareholders' equity	$1,112,404	$1,112,223	$1,074,776	$1,104,122	$1,058,938
Exclude average goodwill	304,442	304,442	307,942	304,442	281,151
Exclude average other intangibles	12,563	14,716	19,433	14,219	17,717
Average tangible common equity (Non-GAAP)	$795,399	$793,065	$747,401	$785,461	$760,070

Net income (GAAP)	$30,590	$24,892	$37,338	$91,315	$89,076
Exclude amortization of intangible assets, net of tax effect	1,120	1,166	1,199	3,453	3,263
Tangible net income available to common shareholders (Non-GAAP)	$31,710	$26,058	$38,537	$94,768	$92,339

Return on average equity	10.91%	8.98%	13.78%	11.06%	11.25%
Return on average tangible common equity (Non-GAAP)	15.82%	13.18%	20.46%	16.13%	16.24%

	Three months ended
(dollars in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Tangible shareholders' equity to tangible assets
Shareholders' equity (GAAP)	$1,070,402	$1,092,781	$1,090,245	$1,046,416	$990,338
Exclude goodwill and other intangible assets, net	316,210	317,800	319,456	321,112	326,314
Tangible shareholders' equity (Non-GAAP)	$754,192	$774,981	$770,789	$725,304	$664,024

Total assets (GAAP)	$9,897,006	$9,853,421	$9,842,394	$9,930,986	$9,976,879
Exclude goodwill and other intangible assets, net	316,210	317,800	319,456	321,112	326,314
Total tangible assets (Non-GAAP)	$9,580,796	$9,535,621	$9,522,938	$9,609,874	$9,650,565

Shareholders' equity to total assets (GAAP)	10.82%	11.09%	11.08%	10.54%	9.93%
Tangible shareholders' equity to tangible assets (Non-GAAP)	7.87%	8.13%	8.09%	7.55%	6.88%

	Three months ended
(dollars in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Tangible common shareholders' equity per share
Tangible shareholders' equity (Non-GAAP)	$754,192	$774,981	$770,789	$725,304	$664,024

Common shares outstanding at end of period	33,263,324	33,259,260	33,195,250	33,331,513	33,332,189

Common shareholders' equity (book value) per share (GAAP)	$32.18	$32.86	$32.84	$31.39	$29.71
Tangible common shareholders' equity (tangible book value) per share (Non-GAAP)	$22.67	$23.30	$23.22	$21.76	$19.92

*****************

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates occurring subsequent to December 31, 2022, the following update of the Company’s assessment of market risk as of September 30, 2023 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2022.
During the quarter ended September 30, 2023, market interest rates, including many rates that serve as reference indices for variable rate loans and investment securities continued to increase. As noted above, these rate increases have continued to benefit growth in total interest income. As of September 30, 2023, the Company's loan portfolio consisted of approximately $6.6 billion in outstanding principal with a weighted average coupon rate of 5.3%. During the three-month periods ending September 30, 2023, June 30, 2023 and December 31, 2022, the weighted average coupon on loan production in the quarter was 7.3%, 6.9%, and 6.1%, respectively. Included in the September 30, 2023 loan total are adjustable rate loans totaling $3.5 billion, of which, $933.0 million are considered floating based on the Wall Street Prime index. In addition, the Company holds certain investment securities totaling $368.9 million which are subject to repricing on not less than a quarterly basis.
As of September 30, 2023, non-interest bearing deposits represented 35.7% of total deposits. Further, during the quarter ended September 30, 2023, the cost of interest bearing deposits were 1.36% and the cost of total deposits were 0.86%. With the intent of stabilizing or increasing net interest income, management intends to continue to deploy its excess liquidity and seek to migrate certain earning assets into higher yielding categories (from investment securities and into loans, for example). However, in situations where deposit balances contract, management relies upon various borrowing facilities or the use of brokered deposits. Through the first half of 2023 and during the entire 2022 year, management did not utilize any brokered deposits. Management did however utilize borrowing lines from the FHLB and expects that such borrowings will be needed through the remainder of 2023 and into 2024. As the rate paid on these borrowed funds are correlated with short-term interest rates, the costs associated with these borrowings, particularly in a rising rate environment, are also expected to increase.
As of September 30, 2023 the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was 5.3%. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no significant changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve month period utilizing a interest sensitivity (GAP) analysis based on the Company's specific mix of interest earning assets and interest bearing liabilities as of September 30, 2023.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+300 (shock)	(6.8)%	(9.8)%
+200 (shock)	(4.9)%	(7.0)%
+100 (shock)	(2.3)%	(2.7)%
+ 0 (flat)	—	—
-100 (shock)	(0.1)%	(0.9)%
-200 (shock)	(0.6)%	(4.2)%
-300 (shock)	(0.9)%	(11.6)%

Item 4.    Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
During the three months ended September 30, 2023, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1 - Legal Proceedings
Due to the nature of our business, we are involved in legal proceedings that arise in the ordinary course of our business. On an on-going basis, after consulting with legal counsel, we assess the Company’s liabilities and contingencies in connection with such proceedings. While the outcome of these matters is currently not determinable, except with respect to litigation regarding the cybersecurity event discussed in Item 1A – Risk Factors below, we do not expect that the ultimate costs to resolve these matters in excess of amounts already accrued will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 1A - Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition, or results of operations. The following risk factors represents a material update and addition to the risk factors previously disclosed in our 2022 Annual Report on Form 10-K and/or Quarterly Report on Form 10-Q for the Quarters Ended March 31, 2023 and June 30, 2023.

Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material effect on the Company’s operations, earnings and financial condition.

During the first half of 2023, the financial services industry was negatively affected by several bank failures. These events caused general uncertainty and concern regarding the adequacy of liquidity within the banking sector as a whole and decreased confidence in banks among depositors and investors. Although we were not directly affected by these bank failures, the resulting speed and ease in which news or rumors, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions caused the stock prices of many financial institutions to become volatile, in particular regional, as well as community banks like the Company. As a result of these recent events, customers may choose to maintain deposits with larger financial institutions or in other higher yielding alternatives, which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations.

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

As a result of increases in interest rates over the last several years, the market values of previously issued government and other debt securities have declined in value, resulting in unrealized losses in our securities portfolio. While we anticipate that the scheduled cash flows generated from our investment portfolio, as well as our ability to borrow, will be adequate to support the liquidity needs of the Company, if we were required to sell these securities to meet liquidity needs, we may incur significant losses, which could impair our capital and financial condition and adversely affect our results of operations. Further, while we have taken actions to maximize our sources of liquidity, there is no guarantee that such sources will be available or sufficient in the event of sudden liquidity needs.

The following risk factor updates and supplements the risk factor regarding cyberattacks appearing on page 18 of the Company’s Form 10-K filed with the SEC on March 1, 2023 and supplemented on beginning on pages 57 and 66 of the Company's Form 10-Qs filed with the SEC on May 10, 2023 and August 7, 2023, respectively.

We were subject to a cyberattack, which could damage our reputation, result in the disclosure of confidential information, or create additional financial and legal exposure.

As initially disclosed in the Current Report 8-K filed by us on February 14, 2023, the Bank experienced a cybersecurity incident. After detecting unusual network activity, management shut down networked systems by taking them offline, which prevented access to internal systems, data and telephones for a limited period of time. Upon discovering the incident, the Bank immediately launched an investigation. A digital forensics firm was engaged to help determine the scope of the incident and identify potentially impacted data. We received a demand for ransom from a party claiming responsibility for the incident and the Bank promptly notified law enforcement and banking regulators. The Bank's core banking systems, including those that facilitate loan or deposit related transactions, were not affected by this incident as evidenced by the Bank’s general ability to resume customer facing operations within two days. However, the Bank’s internal system/server access as well as communication capabilities, including e-mail correspondence and telephones, required approximately one week of time for the restoration process to be completed in a safe and secure environment. The Company was able to restore its systems without paying ransom.

The Bank determined that its internal computer network had been infected with malware which prevented access to certain files on the network. Through its investigation, the Bank determined that, between February 7, 2023, and February 8, 2023, an unauthorized actor had access to certain systems that stored certain sensitive information. Following an extensive review of the potentially impacted data, which was completed on October 9, 2023, the Bank determined certain types of personal information related to certain customers, customer employees, individuals associated with customers, former and current Bank employees and their dependents, and others may have been impacted by this incident. While the information impacted varied by individual, the types of information that could have been impacted include, among others, name, Social Security number, driver’s license number, state identification number, financial account information, medical information, health insurance information, date of birth, passport number, digital/electronic signature, tax identification number, access credentials, and mother’s maiden name. All potentially impacted individuals will be notified in accordance with applicable laws and the Bank is offering potentially impacted individuals credit restoration services through Experian and 24 months of Experian IdentityWorks credit monitoring services at no cost. The Bank issued a press release regarding this event, posted notice of this event on its website and has or will notify regulatory authorities in accordance with applicable laws.

While we continue to evaluate the full impact of this incident, including number of those impacted, we remain subject to a number of risks and uncertainties, including legal, reputational, and financial risks, the results of our ongoing investigation of this incident, any potential regulatory inquiries and/or litigation to which we are or may become subject in connection with this incident, and the extent of remediation and other additional costs that may be incurred by us. The future effects of such risks and uncertainties from this incident are unknown and could be material. In October 2023, a former bank employee purporting to represent a class of similarly situated persons filed a lawsuit related to this incident in the California Superior Court for the County of Contra Costa seeking damages, injunctive relief, and equitable relief. At this early stage in the proceedings, we are not able to determine the probability of the outcome of this matter or a range of reasonably expected losses, if any.

While the Company has insurance coverage, including cybersecurity insurance, the amount of coverage maintained may not cover all losses related to this incident and any related litigation. We anticipate that we will incur additional expenses related to this incident in future periods. Given the uncertainties about the impact of the incident and the inherent uncertainties involved in litigation, contractual obligations, government investigations and regulatory enforcement decisions, the outcomes from these risks and uncertainties, which could have a material adverse effect on our reputation, business and/or financial condition. In addition, litigation, regulatory interventions, and media reports of perceived security vulnerabilities and any resulting damage to our reputation or loss of confidence in the security of our systems could adversely affect our business. As cyber threats and the sophistication of threat actors continue to evolve, we plan to continue enhancing our protective measures and will expend resources to investigate and remediate any information security vulnerabilities or incidents.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the periods indicated:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs at period end (2)
July 1, 2023 - September 30, 2023	—	—	—	1,209,802
Total	—	$—	—
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

Item 5 - Other Information
(1)During the three and nine months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TRICO BANCSHARES
(Registrant)

Date: November 8, 2023	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)