Form 10-K
period 2023-12-31
TRICO BANCSHARES /
filed 2024-02-29
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________
FORM 10-K
_____________________
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes         ☒  No
The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2023, was approximately $1.4 billion.
The number of shares outstanding of Registrant’s common stock, as of February 23, 2024, was 33,268,102.
DOCUMENTS INCORPORATED BY REFERENCE
The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 23, 2024, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

GLOSSARY OF ACRONYMS AND TERMS

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
CARES	Coronavirus Aid, Relief and Economic Security Act
CDs	Certificates of Deposit
CDI	Core Deposit Intangible
CECL	Current Expected Credit Loss
COVID-19	Coronavirus Disease
CRE	Commercial Real Estate
CMO	Collateralized mortgage obligation
DFPI	State Department of Financial Protection and Innovation
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Board
FTE	Fully taxable equivalent
GAAP	Generally Accepted Accounting Principles (United States of America)
HELOC	Home equity line of credit
HTM	Held-to-Maturity
LIBOR	London Interbank Offered Rate
NIM	Net interest margin
NPA	Nonperforming assets
OCI	Other comprehensive income
PCD	Purchase Credit Deteriorated
PPP	Paycheck Protection Program
ROUA	Right-of-Use Asset
RSU	Restricted Stock Unit
SBA	Small Business Administration
SERP	Supplemental Executive Retirement Plan
SFR	Single Family Residence
SOFR	Secured Overnight Financing Rate
TDR	Troubled Debt Restructuring
VRB	Valley Republic Bancorp
XBRL	eXtensible Business Reporting Language

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

Forward looking statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There can be no assurance that future developments affecting us will be the same as those anticipated by management. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the conditions of the United States economy in general and the strength of the local economies in which we conduct operations; the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the impacts of inflation, interest rate, market and monetary fluctuations on the Company's business condition and financial operating results; the impact of changes in financial services industry policies, laws and regulations; regulatory restrictions affecting our ability to successfully market and price our products to consumers; the risks related to the development, implementation, use and management of emerging technologies, including artificial intelligence and machine learning; extreme weather, natural disasters and other catastrophic events that may or may not be caused by climate change and their effects on the Company's customers and the economic and business environments in which the Company operates; the impact of a slowing U.S. economy and decreases in housing and commercial real estate prices, potentially increased unemployment on the performance of our loan portfolio, the market value of our investment securities and possible other-than-temporary impairment of securities held by us due to changes in credit quality or rates; the availability of, and cost of, sources of funding and the demand for our products; adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, commodities prices, inflationary pressures and labor shortages on the economic recovery and our business; the impacts of international hostilities, wars, terrorism or geopolitical events; adverse developments in the financial services industry generally such as the recent bank failures and any related impact on depositor behavior or investor sentiment; risks related to the sufficiency of liquidity; the possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings and capital; the costs or effects of mergers, acquisitions or dispositions we may make, as well as whether we are able to obtain any required governmental approvals in connection with any such activities, or identify and complete favorable transactions in the future, and/or realize the anticipated financial and business benefits; the regulatory and financial impacts associated with exceeding $10 billion in total assets; the negative impact on our reputation and profitability in the event customers experience economic harm or in the event that regulatory violations are identified; the ability to execute our business plan in new markets; the future operating or financial performance of the Company, including our outlook for future growth and changes in the level and direction of our nonperforming assets and charge-offs; the appropriateness of the allowance for credit losses, including the assumptions made under our current expected credit losses model; any deterioration in values of California real estate, both residential and commercial; the effectiveness of the Company's asset management activities managing the mix of earning assets and in improving, resolving or liquidating lower-quality assets; the effect of changes in the financial performance and/or condition of our borrowers; changes in accounting standards and practices; changes in consumer spending, borrowing and savings habits; our ability to attract and maintain deposits and other sources of liquidity; the effects of changes in the level or cost of checking or savings account deposits on our funding costs and net interest margin; increasing noninterest expense and its impact on our financial performance; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional competitors including retail businesses and technology companies; the challenges of attracting, integrating and retaining key employees; the vulnerability of the Company's operational or security systems or infrastructure, the systems of third-party vendors or other service providers with whom the Company contracts, and the Company's customers to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and data/security breaches and the cost to defend against and respond to such incidents; the impact of the recent cyber security ransomware incident on our operations and reputation; increased data security risks due to work from home arrangements and email vulnerability; failure to safeguard personal information, and any resulting litigation; the effect of a fall in stock market prices on our brokerage and wealth management businesses; the transition from the LIBOR to new interest rate benchmarks; the emergence or continuation of widespread health emergencies or pandemics; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and our ability to manage the risks involved in the foregoing. See also factors listed at Item 1A Risk Factors, in this report. You should carefully consider the factors discussed below, and in our Risk Factors or other disclosures, in evaluating these forward-looking statements.

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
In addition, TriCo has five capital trusts, which are all wholly-owned trust subsidiaries formed for the purpose of issuing trust preferred securities (“Trust Preferred Securities”) and lending the proceeds to TriCo. For more information regarding the trust preferred securities please refer to “Note 14 – Junior Subordinated Debt” to the consolidated financial statements at Part II, Item 8 of this report.
Additional Information
Our executive offices are located at 63 Constitution Drive, Chico, California 95973, and our telephone number is (530) 898-0300. Additional information concerning the Company can be found on our website at www.tcbk.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through the investors relations page of our website, www.tcbk.com/about/investor-relations, as soon as reasonably practicable after the Company files these reports with the U.S. Securities and Exchange Commission (“SEC”). The information on our website is not part this annual report.

Tri Counties Bank
The Bank was organized in 1975 and had total assets of approximately $9.9 billion at December 31, 2023. Based in Chico, California, the Bank offers an extensive and competitive breadth of consumer, small business and commercial banking services through its network of stand-alone and in-store branches in communities throughout California. The Bank focuses on relationships and personal contact, emphasizing its Service with Solutions ®. In addition to its California community bank network, the Bank provides advanced online and mobile banking, a shared nationwide network of over 40,000 surcharge-free ATMs, and bankers available by phone 7 days per week.
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
The Bank offers a variety of banking and financial services to both personal, small business and commercial customers. In many instances the owners or stakeholders of the business and commercial customers are also personal customers. The industries that we serve are diverse in both number and type and include, but are not limited to, manufacturing, real estate development, retail, wholesale, transportation, agriculture, commerce, oil & gas, and professional services. The majority of the Bank’s loans are direct loans made to individuals and businesses in California where its branches or business lending centers are located. At December 31, 2023, the Bank’s consumer loans net of deferred fees outstanding were $1.3 billion (19.3%), commercial and industrial loans outstanding were $586.5 million (8.6%), real estate construction loans of $347.2 million (5.1%), and commercial real estate loans were $4.4 billion (64.7%) of total loans. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.
Most of the Bank’s deposits are from individuals and business-related sources. No single person or group of persons provides a material portion of the Bank’s deposits, the loss of any one or more of which would have a materially adverse effect on the business of the Bank, nor is a material portion of the Bank’s loans concentrated within a single industry or group of related industries.

Acquisition of Valley Republic Bancorp

On March 25, 2022, the Company acquired Valley Republic Bancorp and its subsidiary Valley Republic Bank ("VRB") in a merger transaction in which the Company issued approximately 4.1 million shares of common stock valued at approximately $174.4 million based on the closing stock price of TriCo common stock of $42.48 on March 25, 2022 in addition to approximately $431,000 in cash paid out for settlement of stock option awards. At the time of the acquisition, VRB merged with and into the Bank. VRB was headquartered in Bakersfield, California, and operated four branch locations in and around Bakersfield, and a loan production office in Fresno, California.

Human Capital Resources

2 TriCo Bancshares 2023 10-K

At December 31, 2023, we employed 1,231 persons. Full time equivalent employees numbered 1,207. Additionally, we at times will utilize temporary personnel to supplement our workforce. None of our employees are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are good.

Our employees are critical to our success and competition for qualified banking personnel has historically been intense; therefore our corporate culture is an important element of our board of director's oversight of risk. Senior management is responsible for embodying, maintaining, and communicating our culture to employees. In that regard, our culture is designed to promote our commitment to improving the livelihood of our employees and guides us in making decisions throughout the Company. Our culture is designed to adhere to TriCo’s values of trust, respect, integrity, communication and opportunity. In keeping with that culture, we expect our people to treat each other and our customers with the highest level of honesty and respect and to do the right thing. We strive to be a force for good in everyday life. We dedicate resources to promote a safe and inclusive workplace; attract, develop and retain talented, diverse employees; promote our values; and reward and recognize employees for both the results they deliver and, importantly, how they deliver them. We provide a wide variety of opportunities for professional growth for all employees with a focus on in-classroom and on-line trainings, on-the-job experience, internal and external development opportunities and education tuition assistance. We seek to create an engaged workforce through proactive listening, forward-looking career conversation and constructive dialogue through frequent and ongoing performance discussions as well as employee engagement and exit surveys.

We focus on attracting and retaining employees by providing compensation and benefits packages that we believe are competitive within the applicable market, taking into account the position’s location and responsibilities. We provide competitive health and other benefits focused on physical and financial health, including employer subsidized health insurance, robust wellness initiatives, employee assistance programs, a 401(k) retirement plan and an employee stock ownership plan. In addition, we offer a portfolio of additional services and tools to support our employees’ health and well-being.

We encourage our team members to share their talents in their communities through volunteer activities in education, economic development, human and health services, and community reinvestment. During 2023, our team members logged more than 11,000 volunteer hours, supporting nearly 400 organizations, and more than 3,700 of those hours were for the benefit of community development efforts to support programs and services to low- or moderate-income communities.

While we believe that the diversity of our employees generally represents and reflects the communities which we serve, we recognize and continue to promote the need for diversity enhancements in leadership roles throughout the Company. We are dedicated to providing a workplace for our employees that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance as well as that of their department and the Company overall; and recognizing and respecting all of the characteristics and differences that make each of our employees unique.

Competition

The banking business in California generally is highly competitive with respect to both loans and deposits. It is dominated by a relatively small number of national and regional banks with many offices operating over a wide geographic area, with the more metropolitan areas that we serve having a larger number of national and regional banks than the rest of our footprint. Among the advantages such major banks have over the Bank are their greater ability to finance investments in technology and marketing campaigns and to allocate their investment assets to regions of high yield and demand. By virtue of their greater total capitalization, such institutions also have substantially higher lending limits than the Bank.

In addition to competing with other banks, the Bank competes with savings institutions, credit unions, brokerage firms and the financial markets for funds. Yields on corporate and government debt securities and other commercial paper may be higher than on deposits, and therefore affect the ability of commercial banks to attract and hold deposits. We also compete for available funds with money market instruments and mutual funds. During periods of high or rising interest rates, money market funds have provided substantial competition to banks for deposits and they may continue to do so in the future. Mutual funds are also a major source of competition for savings dollars.

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

Regulation and Supervision

General

The Company and the Bank are subject to extensive regulation under both federal and state law affecting most aspects of our operations. This regulation is intended primarily for the protection of customers, depositors, the FDIC deposit insurance fund and the banking system as a whole, and not for the protection of our shareholders. Set forth below is a summary description of the significant laws and regulations applicable to the Company and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

Regulatory Agencies
3 TriCo Bancshares 2023 10-K

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created the Consumer Financial Protection Bureau (the “CFPB”) as an independent entity with broad rulemaking, supervisory and enforcement authority over consumer financial products and services. In addition, the CFPB is authorized to investigate consumer complaints and enforce rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions, including the Bank. Banks with $10 billion or more in assets are subject to examination by the CFPB, while banks with less than $10 billion in assets, including the Bank, continue to be examined for compliance with federal consumer laws by their primary federal banking agency. At December 31, 2023, the Company had $9.9 billion in total assets. See the Risk Factors section for a discussion of some of the risks the Bank will encounter when it exceeds $10 billion in assets as of a December 31 annual measurement date.

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

Bank Acquisitions

We are required to obtain prior FRB approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. In addition, the prior approval of the FDIC and DFPI is required for a California chartered bank to merge with another bank or purchase the assets or assume the deposits of another bank. In determining whether to approve a proposed bank acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, capital adequacy and the acquiring institution’s effectiveness in combating money laundering and its record of addressing the credit needs of the communities it serves, including the needs of low- and moderate-income neighborhoods under the Community Reinvestment Act of 1997, as amended ("CRA").

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHC Act and the Bank Merger Act and adopt a plan for revitalization of such practices. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized and the prospects for such action are uncertain at this time; however, the adoption of more expansive or prescriptive standards may have a negative impact on any future acquisition activities.

Safety and Soundness Standards

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal bank regulatory agencies have established safety and soundness standards for insured depository institutions covering internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate exposure; asset growth; compensation (including executive compensation) fees and benefits; and asset quality, earnings and stock valuation.

If a federal bank regulatory agency determines that a depository institution fails to meet any standard established by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. The agencies may elect to initiate enforcement actions in certain cases rather than relying on a plan, particularly where and institution has failed to comply with an acceptable plan or where a failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

Dividends, Distributions and Stock Repurchases

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
4 TriCo Bancshares 2023 10-K

is consistent with the organization’s expected future needs and financial condition. In addition, a bank holding company’s ability to pay dividends on its common stock may be limited if it fails to maintain an adequate capital conservation buffer under these capital rules. See “Regulatory Capital Requirements.”

In certain circumstances, the Company's repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the FRB.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

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

In addition, the Bank’s ability to pay dividends may be limited if the Bank fails to maintain an adequate capital conservation buffer. See “Regulatory Capital Requirements.”

The FRB, FDIC and the DPFI have authority to prohibit a bank holding company or a bank from engaging in practices which are considered to be unsafe and unsound. Depending on the financial condition of TriCo and the Bank and other factors, our regulators could determine that payment of dividends or other payments or stock repurchases by TriCo or the Bank might constitute an unsafe or unsound practice.

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

On October 24, 2023, the FRB, OCC and FDIC issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027. We continue to evaluate and adapt as necessary for the impact of the changes.

Consumer Protection Laws and Supervision
The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.
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

The CFPB has broad rule making authority for a wide range of consumer financial laws that apply to all banks, including, among other things, laws relating to fair lending and the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has promulgated
5 TriCo Bancshares 2023 10-K

many mortgage-related rules, including rules related to requirements for "qualified mortgages," standards by which lenders must satisfy themselves of a borrower's ability to repay a mortgage loan, mortgage servicing standards, disclosure requirements, loan originator compensation standards, high-cost mortgage requirements, HMDA requirements, and appraisal and escrow standards for higher priced mortgages. The mortgage-related rules issued by the CFPB have materially restructured the origination, servicing, and securitization of residential mortgages in the United States. The CFPB has also taken positions on fair lending, including applying the disparate impact theory in auto financing, which could make it harder for lenders, such as the Bank, to charge different rates or apply different terms to loans to different customers. The CFPB’ rules and policies have impacted, and will continue to impact, the business practices of mortgage lenders, including the Bank.

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
Privacy and Data Protection

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

Data privacy and data protection are areas of increasing state legislative focus. For example, the California Consumer Privacy Act ("CCPA"), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. In addition, the California Privacy Rights Act (“CPRA”), which took effect on January 1, 2023, significantly modified the CCPA, including imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information. The CCPA and CPRA do not provide a blanket exemption for financial institutions, but instead contain a partial exemption for information collected by financial institutions where the information is itself subject to the GLBA (e.g., information about individuals who have obtained personal financial products from the institution). Such information is exempt from the privacy requirements of the CCPA, but, is not exempt from the private right of action conferred if a business fails to implement and maintain reasonable security to protect certain categories of information. In California, the CCPA, the CPRA, and their implementing regulations may be interpreted or applied in a manner inconsistent with our understanding.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and many states, including California, have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.

Cybersecurity

Under a rule adopted by federal banking agencies in 2021, banking organizations are required to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States. Banks' service providers are required to notify any affected bank to or on behalf of which the service provider provides services "as soon as possible" after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours.

Recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks
6 TriCo Bancshares 2023 10-K

posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution. Further, our service providers have obligations to safeguard their systems and sensitive information and the Company may be bound contractually and/or by regulation to comply with the same requirements. If the Company or its service providers fail to comply with applicable regulations and contractual requirements, the Company could be exposed to lawsuits, governmental proceedings or the imposition of fines, among other consequences.

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats. as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

See "Item 1A. Risk Factors" for a further discussion of risks related to cybersecurity, including the Bank's cybersecurity incident in 2023, and "Item 1C. Cybersecurity" for a further discussion of risk management strategies and governance processes related to cybersecurity.

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

Under Basel III, the Company (on a consolidated basis) and the Bank are each subject to the following minimum capital ratios: (1) common equity Tier 1 capital or “CET1” to risk‑weighted assets of 4.5%; (2) Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk‑weighted assets of 6.0%; (3) Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk‑weighted assets of 8%; and (4) a leverage ratio (Tier 1 capital to average consolidated assets as reported on regulatory financial statements) of 4.0%. The Basel III capital framework includes a “capital conservation buffer” of 2.5%, composed entirely of CET1, on top of the minimum risk‑weighted asset ratios. Banking institutions that fail to maintain a full capital conservation buffer face constraints on dividends, equity repurchases and discretionary executive compensation based on the amount of the shortfall and the institution’s “eligible retained income” (that is, trailing net income for four quarters, net of distributions and tax effects not reflected in net income). The 2.5% capital conservation buffer effectively results in minimum ratios of (i) CET1 to risk‑weighted assets of at least 7%, (ii) Tier 1 capital to risk‑weighted assets of at least 8.5%, and (iii) total capital to risk‑weighted assets of at least 10.5%.

We believe that we were in compliance with the requirements of the Basel III capital rules applicable to us as of December 31, 2023. For a discussion of the regulatory capital requirements, see “Note 26 – Regulatory Matters” to the consolidated financial statements at Part II, Item 8 of this report.

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
7 TriCo Bancshares 2023 10-K

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

In addition, on November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of recent bank failures and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and will be assessed at a quarterly rate of 3.36 basis points over eight quarterly assessment periods, beginning in the first quarter of 2024. The Bank’s uninsured deposits were below the threshold and therefore is not required to pay the special assessment. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

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

Depositor Preference

The FDIA provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors. and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Commercial Real Estate Concentrations

Under guidance issued by the federal banking regulators, a financial institution is considered to have a significant commercial real estate (“CRE”) concentration risk, and will be subject to enhanced supervisory expectations to manage that risk, if (i) total reported loans for construction, land development and other land (“C&D”) represent 100% or more of the institution’s total capital or (ii) total CRE loans represent 300% or more of the institution’s total capital and the outstanding balance of the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months.

As of December 31, 2023, our C&D concentration as a percentage of capital totaled 29.9% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 328.6%.

Bank Secrecy Act / Anti-Money Laundering

The Bank Secrecy Act of 1970 and the USA Patriot Act of 2001 require financial institutions to develop policies, procedures, and practices to prevent and deter money laundering ("BSA/AML"), and mandate that every bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA/AML laws. The program must, at a minimum: (1) provide for a system of internal controls to assure ongoing compliance; (2) provide for independent testing for compliance; (3) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (4) provide training for appropriate personnel. In addition, banks are required to adopt a customer identification program, performing ongoing customer due diligence to understand the nature and purpose of customer relationships for the purpose of developing customer risk profiles and file reports regarding known or suspected violations of federal law or suspicious transactions.

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

8 TriCo Bancshares 2023 10-K

Failure to comply with these requirements could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

Transactions with Affiliates

Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders (including the Company) or any related interest of such persons. Regulation O requires that such extensions of credit must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not affiliated with the bank, and must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. Regulation W requires that certain transactions between the Bank and its affiliates, including its holding company, be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving non-affiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

Source of Strength Doctrine

Federal Reserve Board policy and federal law require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Interchange Fees

Under the Durbin Amendment, adopted as part of the Dodd-Frank Act, the FRB adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. FRB rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. In October 2023, the Federal Reserve issued a proposed rule under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the FRB from large debit card issuers. The Bank is currently not subject to these restrictions or those proposed, however if our assets exceed $10 billion or more at December 31, 2024, these rules would be applicable to the Bank in July 2025.

Effective July 1, 2023, debit card issuers are required to enable all debit card transactions, including card-not-present transactions such as online payments, to be processed on at least two unaffiliated payment card networks.

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

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines for specified regulated entities having at least $1 billion in total assets, such as us, to prohibit incentive-based payment arrangements that encourage inappropriate risk taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or
9 TriCo Bancshares 2023 10-K

that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies have not yet finalized these rules.

Pursuant to the Dodd-Frank Act, in 2023, effective October 2, 2023, the Nasdaq Stock Market adopted a rule requiring listed companies to adopt policies to recover or "clawback" of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. We adopted a compensation clawback policy pursuant to the listing standards that is included as Exhibit 97.1 to this report.

The scope and content of the U.S. banking regulators’ policies on executive compensation may continue to evolve in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Climate-Related and Other ESG Developments

In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions' and other companies' risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance ("ESG") matters. For example, in March 2022, the SEC issued a proposed rule on the enhancement and standardization of climate-related disclosures for investors. The proposed rule would require public issuers, including us, to significantly expand the scope of climate-related disclosures in their SEC filings. The SEC has also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers.

In California, the Climate Corporate Data and Accountability Act (“CCDAA”) requires both public and private U.S. businesses with revenues greater than $1 billion doing business in California to report their greenhouse gas emissions including scopes 1, 2, and 3, beginning in 2026 (for 2025 data) and also requires reporting companies to get third-party assurance of their reports. The Climate-Related Financial Risk Act mandates U.S. businesses with annual revenues over $500 million doing business in California to bi-annually disclose climate-related financial risks and their mitigation strategies beginning January 1, 2026.

Disclosure requirements imposed by different regulators may not always be uniform, which may result in increased complexity, and cost, for compliance. Additionally, many of our suppliers and business partners may be subject to similar requirements, which may augment or create additional risks, including risks that may not be known to us.

Although these new disclosure rules do not apply to a banking organization of our size, as the Company continues to grow and expand the scope of our operations, our regulators generally will expect us to enhance our internal control programs and processes, including with respect to risk management and stress testing under a variety of adverse scenarios and related capital planning. In the event the federal banking agencies were to expand the scope of coverage of the new climate risk guidelines to institutions of our size or promulgate new regulations or supervisory guidance applicable to the Company, we would expect to experience increased compliance costs and other compliance-related risks.

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

10 TriCo Bancshares 2023 10-K

The majority of our assets are loans, which are subject to credits risks.

As a lender, we face a significant risk that we will sustain losses because borrowers, guarantors or related parties may fail to perform in accordance with the terms of the loans we make or acquire. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Certain of our credit exposures are concentrated in industries that may be more susceptible to the long-term risks of climate change, natural disasters or global pandemics. To the extent that these risks may have a negative impact on the financial condition of borrowers, it could also have a material adverse effect on our business, financial condition and results of operations. We have underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that we believe appropriately address this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our respective loan portfolios. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results of operations. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner or as a result of deteriorating economic conditions, for example.

Our allowance for credit losses may not be adequate to cover actual losses.

Like other financial institutions, we maintain an allowance for credit losses to provide for loan defaults and non-performance. Our allowance for credit losses may not be adequate to cover actual loan losses, and future provisions for loan losses would reduce our earnings and could materially and adversely affect our business, financial condition and results of operations. Our allowance for credit losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and actual and forecast economic factors. Determining an appropriate level of allowance is an inherently difficult process and is based on numerous assumptions. The actual amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, unemployment and economic conditions that may be beyond our control and these losses may exceed current estimates. Effective January 1, 2020, we implemented a new accounting standard, “Measurement of Credit Losses on Financial Instruments,” commonly referred to as the “Current Expected Credit Losses” standard, or “CECL.” CECL changed the allowance for credit losses methodology from an incurred loss concept to an expected loss concept, which is more dependent on future economic forecasts, assumptions and models than previous methodology, which could result in increases and add volatility to our allowance for credit losses and future provisions for loan losses. These forecasts, assumptions and models are inherently uncertain and are based upon our management’s reasonable judgment in light of information currently available.

In addition to periodic reviews completed by management and independent third parties retained by the Bank, Federal and state bank regulatory agencies, as an integral part of their examination process, review our loans and allowance for credit losses. While we believe that our allowance for credit losses is adequate to cover estimated future losses, we cannot assure you that we will not increase the allowance for credit losses further or that the allowance will be adequate to absorb credit losses we actually incur. Credit losses in excess of our allowance or addition provisions to our allowance would reduce our net income and capital, potentially materially.

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

•low cost or non-interest bearing deposits may continue to decrease, and

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

11 TriCo Bancshares 2023 10-K

A downturn in real estate values in the markets which we conduct our business in California could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies. Real estate values could also be affected by, among other things, earthquakes, drought and national disasters. As real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral could then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2023, approximately 90.5% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California; therefore, if there is a significant adverse decline in real estate values in California, the collateral for our loans will provide less security. Any such decline could have a material adverse effect on our business, financial condition and results of operations.

We have significant exposure to risks associated with commercial real estate lending.

A substantial portion of our loan portfolio consists of commercial real estate loans. As of December 31, 2023, we had approximately $4.4 billion of commercial real estate loans outstanding, which represented approximately 64.7% of our total loan portfolio. Consequently, commercial real estate-related credit risks are a significant concern for us. Commercial real estate loans are generally viewed as having more risk of default than some other types of loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. In addition, these loans often involve larger loan balances to single borrowers or groups of related borrowers compared with other types of loans. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic, which has been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

We are exposed to the risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law or contractual claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. When applicable, we establish contingent liability reserves for this purpose based on future reasonable and estimable costs developed by qualified soil and chemical engineering consultants. If we become subject to significant environmental liabilities or if our contingency reserve estimates are incorrect, our business, financial condition and results of operations could be materially adversely affected.

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

Additionally, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in robotic process automation, could significantly affect the competition for financial services. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.

Our ability to compete successfully depends on a number of factors, including, among other things, (i) the ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets; (ii) the ability to expand within our marketplace and with our market position; (iii) the scope, relevance and pricing of products and services offered to meet customer needs and demands; (iv) the rate at which we introduce new products and services relative to our competitors; (v) customer satisfaction with our level of service; and (vi) industry and general economic trends. Failure to perform in any of these areas could significantly weaken our
12 TriCo Bancshares 2023 10-K

competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Conditions such as an economic recession, pandemics, rising unemployment, inflation, changes in interest rates, declines in asset values and other factors beyond our control may adversely affect our asset quality, deposit levels and our net income. Adverse changes in the economy may also have a negative effect on the demand for new loans and the ability of our existing borrowers to make timely repayments of their loans, which could adversely impact our growth and earnings. Economic and market conditions may also be affected by political developments in the U.S. and other countries and global conflicts, such as the conflicts in Ukraine and the Middle East. Uncertainty about the federal fiscal policymaking process, the fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States The COVID-19 pandemic caused, and its lingering impact may continue to cause, disruptions in the U.S. economy at large, and for small businesses in particular, and has resulted in and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally.

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

The lingering effects of COVID-19 or a similar health crisis or pandemic, could adversely affect or operations or financial performance.

While U.S. and global economies have begun to recover from the COVID-19 pandemic and many health and safety restrictions have been lifted, certain adverse consequences of the pandemic, including labor shortages, disruptions of global supply chains, and inflationary pressures, continue to impact the economy and could adversely affect our business.

Our business depends on the willingness and ability of our customers and employees to conduct banking and other financial transactions. Continued disruptions to our customers caused by the COVID-19 pandemic could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, as well as reductions in loan demand, the liquidity of loan guarantors, loan collateral values (particularly in real estate), loan originations, interest and noninterest income and deposit availability.

The COVID-19 pandemic has also resulted in heightened operational risks. Some of our colleagues continue to work remotely at least part-time basis, which may create additional cybersecurity risks. The increase in online and remote banking activities may also increase the risk of fraud in certain instances.

Adverse developments affecting the financial services industry, such as the failure of three banks in the first half of 2023 or concerns involving liquidity, may have a material effect on the Company’s liquidity, earnings and financial condition.

During the first half of 2023, the financial services industry was negatively affected by three bank failures. These events caused general uncertainty and concern regarding the adequacy of liquidity within the banking sector as a whole and have decreased investor and customer confidence in banks, notably with regard to mid-sized and larger regional banks. Although we were not directly affected by these bank failures, the resulting speed and ease in which news or rumors, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions caused the stock prices of many financial institutions to become volatile, in particular regional, as well as community banks like us. Notably, the Company’s share price decreased by 17% during the month of March
13 TriCo Bancshares 2023 10-K

2023, consistent with other community banking organizations. According to data published by the FRB, deposits at domestic commercial banks decreased by approximately $280 billion between the end of February 2023 and the week ended March 29, 2023. The Bank’s deposits decreased by $162 million during this period, which was a decrease of 2%. As a result of these events, customers may choose to maintain deposits with larger financial institutions or in other higher yielding alternatives, which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations.

The bank failures during 2023 may lead to governmental initiatives intended to prevent future bank failures and stem significant deposit outflows from the banking sector, including (i) legislation aimed at preventing similar future bank runs and failures and stabilizing confidence in the banking sector over the long term, (ii) agency rulemaking to modify and enhance relevant regulatory requirements, specifically with respect to liquidity risk management, deposit concentrations, capital adequacy, stress testing and contingency planning, and safe and sound banking practices, and (iii) enhancement of the agencies’ supervision and examination policies and priorities. The federal banking agencies may also re-evaluate applicable liquidity risk management standards, such as by reconsidering the mix of assets that are deemed to be "high-quality liquid assets" and/or how HQLA holdings and cash inflows and outflows are tabulated and weighted for liquidity management purposes.

Although we cannot predict the terms and scope of any such initiatives, any of the potential changes referenced above could, among other things, subject us to additional costs, limit the types of financial services and products we may offer, and limit our future growth, any of which could materially and adversely affect our business, results of operations or financial condition.

Risks Related to Interest Rates

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

Interest rates may be affected by many factors that are beyond the control of our management, including general economic conditions and the policies of various governmental and regulatory authorities. The actions of the Federal Reserve influence the rates of interest that we charge on loans and that we pay on borrowings and interest-bearing deposits. Changes in monetary policy, including changes in interest rates, may negatively affect our ability to originate loans and leases, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately could affect our earnings. The Federal Reserve raised benchmark interest rates in 2022 and 2023 and may continue to raise or keep interest rates high in response to economic conditions, particularly inflationary pressures. We cannot predict the nature or timing of future changes in monetary, tax and other policies or the effects that they may have on our activities and financial results.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Although we were successful in generating new loans during 2023, increasing interest rates may adversely affect the demand for new loans and our loan growth. To supplement our organic loan growth, we from time-to-time may purchase loans from third parties that may have lower yields than those loans that we originate on our own.

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

Higher or prolonged inflation could have a negative impact on our financial results and operations.

14 TriCo Bancshares 2023 10-K

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

We maintained a balance of $2.3 billion, or approximately 23.2% of our assets, in investment securities at December 31, 2023. Changes in market interest rates can affect the fair value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income until the security is sold, it does result in an unrealized loss recorded in other comprehensive income that can reduce our common stockholders’ equity. Further, we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

If we are required to sell securities to meet liquidity needs, we could realize significant losses.

As a result of increases in interest rates over the last year, the market values of previously issued government and other debt securities have declined in value, resulting in unrealized losses in our securities portfolio. While we anticipate that the scheduled cash flows generated from our investment portfolio will be adequate to support the liquidity needs of the Company, if we were required to sell these securities to expedite the generation of cash flows to meet liquidity needs, we may be required to realize significant losses, which could impair our capital and financial condition and adversely affect our results of operations. Further, while we have taken actions to maximize our sources of liquidity, there is no guarantee that such sources will be available or sufficient in the event of sudden liquidity needs.

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

We are subject to extensive regulation, supervision and examination by the DFPI, FDIC, and the FRB as well as regulations and policies of the CFPB. See "Item 1. Business - Regulation and Supervision" of this report for information on the regulation and supervision which governs our activities. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for credit losses. Banking regulations or the actions of our banking regulators may limit our growth, earnings and the return to our shareholders by restricting certain of our activities, such as:

•the payment of dividends to our shareholders,
•possible mergers with or acquisitions of or by other institutions,
•desired investments,
•loans and interest rates on loans,
•interest rates paid on deposits,
•service charges on deposit account transactions,
•the possible expansion or reduction of branch offices, and
•the ability to provide new products or services.
We also are subject to regulatory capital requirements. We could be subject to regulatory enforcement actions if any of our regulators determines for example, that we have violated a law or regulation, engaged in unsafe or unsound banking practice or lack adequate capital. Federal and state governments and regulators could pass legislation and adopt policies responsive to current credit conditions that would have an adverse effect on us and our financial performance. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on our operations, including the cost to conduct business.

15 TriCo Bancshares 2023 10-K

Furthermore, The evolving landscape of legislative and regulatory actions, influenced by election cycles, introduces an additional layer of uncertainty for our operations. Elections can precipitate changes in government policies and regulations across various industries, potentially impacting our business. Uncertainty regarding potential changes in regulations or policies related to our industry may lead to increased costs of doing business and operational challenges. Economic conditions, including interest rates, inflation, and consumer spending, may be influenced by shifts in government leadership and policies, affecting our ability to maintain historical growth rates.
Furthermore, the election process often introduces market volatility, impacting financial markets, currency exchange rates, and commodity prices. This volatility may pose risks to our financial performance, cost of capital, and access to funding.

The outcomes of elections may directly affect our industry, influencing regulatory frameworks and industry dynamics. Shifts in political power may shape the competitive landscape, impacting market share and pricing strategies. Unfavorable changes in industry-specific regulations could result in increased compliance costs and operational challenges. Political events, including elections, can influence consumer and investor sentiment, affecting demand for our products and services and impacting investor confidence, which may influence our stock price and access to capital.

Risks Related to Our Growth and Expansion

Goodwill resulting from acquisitions may adversely affect our results of operations.

Our balance sheet contains a substantial level of goodwill and other intangible assets as a result of our acquisitions, including Valley Republic Bancorp in 2022. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by U.S. GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

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

Acquisitions by financial institutions, including us, are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become substantially more difficult since the global financial crisis and more recently due to political actions. Furthermore, our ability to engage in certain merger or acquisition transactions depends on the bank regulators' views at the time as to our capital levels, quality of management, and overall condition, in addition to their assessment of a variety of other factors, including our compliance with laws and regulations. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to BSA/AML compliance, CRA performance, fair lending laws, fair housing laws, consumer protection laws and other laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or
16 TriCo Bancshares 2023 10-K

perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.

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

An insured depository institution with $10 billion or more in total assets is subject to supervision, examination, and enforcement with respect to consumer protection laws by the CFPB rather than its primary federal banking regulator. Under its current policies, the CFPB will assert jurisdiction in the first quarter after an insured depository institution’s call reports show total consolidated assets of $10 billion or more for four consecutive quarters. The Bank had slightly less than $10 billion in total assets at December 31, 2023, so it is possible that with only modest growth, the CFPB, instead of the FDIC, may soon have primary examination and enforcement authority over the Bank. As an independent bureau focused solely on consumer financial protection, the CFPB may interpret or enforce consumer protection laws more strictly or severely than the FDIC.

Additionally, other regulatory requirements apply to depository institutions and holding companies with $10 billion or more in total consolidated assets, including a cap on interchange transaction fees for debit cards, as required by Federal Reserve Board regulations, which would reduce our interchange revenue, and restrictions on proprietary trading and investment and sponsorship in hedge funds and private equity funds known as the Volcker Rule. See also "Item 1 - Business - Regulation and Supervision - Interchange Fees" in this report. Further, deposit insurance assessment rates are calculated differently, and may be higher, for insured depository institutions with $10 billion or more in total consolidated assets.

Risks Relating to Ownership of Our Common Stock

Our ability to pay dividends is subject to legal and regulatory restrictions.

Our ability to pay dividends to our shareholders is limited by California law and the policies and regulations of the FRB. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. See “Item 1. Business - Regulation and Supervision – Restrictions on Dividends and Distributions.”

As a holding company with no significant assets other than the Bank, our ability to continue to pay dividends depends in large part upon the Bank’s ability to pay dividends to us. The Bank’s ability to pay dividends or make other capital distributions to us is subject to the restrictions in the California Financial Code.

Our ability to pay dividends to our shareholders and the ability of the Bank to pay in dividends to us are subject to the requirements that we and the Bank maintain a sufficient level of capital to be considered a “well capitalized” institution as well as a separate capital conservation buffer, as further described under “Item 1. Business - Supervision and Regulation — Regulatory Capital Requirements” in this report.

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

17 TriCo Bancshares 2023 10-K

Provisions of our governing documents and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline.

Various provisions of our articles of incorporation and bylaws could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our shareholders. These provisions provide for, among other things, specified factors that the Board of Directors shall or may consider when evaluating an offer to merge, an offer to acquire all assets or a tender offer is received; advance notice provisions for director nominations and shareholder proposals; and the authority to issue preferred stock by action of the board of directors acting alone, without obtaining shareholder approval.

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

We have supported our growth through the prior issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2023, we had outstanding trust preferred securities and accompanying junior subordinated debentures with principal amount of $101.1 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

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

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We continually review and analyze our internal control over financial reporting for Sarbanes-Oxley Section 404 compliance. As part of that process we may discover material weaknesses or significant deficiencies in our internal controls. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with Nasdaq. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

We experienced a criminal cyberattack in February 2023, which resulted in the temporary interruption of our systems, disclosure of certain confidential information, litigation and governmental inquiries, all of which could damage our reputation or create additional financial and legal exposure.

As previously disclosed in the Current Report on Form 8-K we filed on February 14, 2023, the Bank experienced a cybersecurity incident in February 2023. After detecting unusual network activity, we shut down networked systems by taking them offline, which prevented access to internal systems, data and telephones for a limited period of time. We immediately launched an investigation and notified law enforcement and banking regulators. A digital forensics firm was engaged to help determine the scope of the incident and identify potentially impacted data. We received a demand for ransom from a party claiming responsibility for the incident. The Bank’s core banking systems, including those that facilitate loan and deposit related transactions, were not affected and the Bank’s resumed customer facing operations within two days. However, the Bank’s internal system/server access as well as communication capabilities, including e-mail correspondence and telephones, required approximately one week of time for the restoration process to be completed in a safe and secure environment. The Company restored its systems without paying ransom.

The Bank worked with third-party forensic investigators to understand the nature and scope of the incident and to determine what and how much information was impacted. The Bank determined that its internal computer network had been infected with malware which prevented access to certain files on the network. Through its investigation, the Bank determined that an unauthorized actor illegally accessed and acquired data from certain systems, including the personal information of approximately 86,000 individuals, including certain current and former customers, individuals related to current and former customers, current and former employees and their dependents, and others. While the information impacted varied by individual, the types of information that were impacted included name, social security number, driver’s license number, state identification number, financial account information, medical information, health insurance information, date of birth, passport number, digital/electronic signature, tax identification number, access credentials, and mother’s maiden name. The Bank notified and will continue to notify impacted individuals consistent with state and federal requirements and the Bank is offering impacted individuals credit restoration services and 24 months of credit monitoring services at no cost. The Bank issued a press release regarding this event and posted notice of this event on its website.
18 TriCo Bancshares 2023 10-K

As a result of the 2023 cyberattack, we have incurred and may continue to incur significant costs or experience other material financial impacts, which may not be covered by, or may exceed the coverage limits of, our cyber liability insurance, and such costs and impacts may have a material adverse effect on our business, reputation, financial condition and operating results. These risks may stem from litigation or governmental inquiries litigation to which we currently are or may become subject in connection with this incident, and the extent of remediation and other additional costs that may be incurred by us.

We face numerous lawsuits related to the 2023 cyberattack, including three purported class action lawsuits that have been filed in California Superior Court for the Counties of Contra Costa and Butte, seeking unspecified monetary damages, equitable relief, costs and attorneys’ fees. The lawsuits allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. We are currently unable to predict the potential outcome of any of this litigation or whether we may be subject to further private litigation. In addition, the Company has received inquiries from various government authorities related to the 2023 cyberattack, which could result in sanctions, fines or penalties. We are responding to these inquiries and cooperating fully. However, we cannot predict the timing or outcome of any of these inquiries, or whether we may be subject to further governmental inquiries.

Given the uncertainties about any further impacts of the incident, including the inherent uncertainties involved in litigation, contractual obligations, government investigations and regulatory enforcement decisions, we face the risk that outcomes from these risks could have a material adverse effect on our reputation, business and/or financial condition. In addition, litigation, government interventions, and negative media reports and any resulting damage to our reputation or loss of confidence in the security of our systems could adversely affect our business. It is possible that we could incur losses associated with these proceedings and inquiries, and the Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Ongoing legal and other costs related to these proceedings and inquiries, as well as any potential future proceedings and inquiries, may be substantial, and losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and inquiries could be material to our business, reputation, financial condition and operating results.

We face the risk that failures or breaches, including cyberattacks, of our operational or security systems or of those of our customers or vendors, could disrupt our business, result in the disclosure of confidential information, damage our reputation, and create significant financial and legal exposure.

We, our customers, our vendors, and other third parties have been subject to, and are likely to continue to be the target of, persistent cyberattacks. Despite our efforts to ensure the integrity of our systems, we may not be able to anticipate or to implement effective preventive measures against all security breaches. Attacker's tools and techniques evolve frequently, and because attacks may originate from a wide variety of sources, including, but not limited to, state-sponsored parties, organized crime, terrorist organizations, malicious actors, employees, contractors, or other third parties. Those parties may attempt, for example, to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers and others; may seek to exploit bugs, errors, misconfigurations or other vulnerabilities in our systems to obtain access to our systems; may seek to obtain unauthorized access to our systems or confidential information by exploiting insider access or utilizing log-in credentials taken from our customers, employees, or third-party providers by various illicit means; and may seek to disrupt and damage our business operations and systems through ransomware or distributed denial of service attacks. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks, and other technology assets and the confidentiality, integrity, and availability of information belonging to us and our customers, there is no assurance that our security measures will be sufficient. We have implemented employee and customer awareness training regarding phishing, malware, and other cyber risks, however there can no assurances that this training will be effective or sufficient. Furthermore, these risks are expected to increase in the future as we continue to increase our electronic payments and other internet-based product offerings and expand our internal usage of web-based products and applications.

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

If our security systems or those of our third party vendors, contractors and customers are penetrated or circumvented, it could cause serious negative consequences for us, including significant disruption of our operations, misappropriation or theft of our confidential information or that of our customers, or damage our computers or systems and those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us. If personal, confidential or proprietary information of customers or others in the Bank’s or such vendors’ or other third-parties’ possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss, as discussed earlier regarding the Bank's 2023 cyberattack.

Our procedures and safeguards to prevent unauthorized access to confidential information and to defend against cyberattacks seeking to disrupt our operations must be continually evaluated and enhanced to address the ever-evolving threat landscape and changing cybersecurity regulations. These preventative actions require the investment of significant resources and management time and attention. Nevertheless, we may not be able to anticipate, prevent, timely detect and/or effectively remediate all security breaches.

19 TriCo Bancshares 2023 10-K

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

Third-party vendors provide key components of our business infrastructure, including certain data processing and information services. On our behalf, third parties may transmit confidential, propriety information. Some of these third parties may engage vendors of their own, which introduces the risk that these "fourth parties" could be the source of operational and/or security failures. Although we require third-party providers and these fourth-party vendors to maintain certain levels of information security, such providers may remain vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious attacks that could ultimately compromise sensitive information. Additionally, we do not have control of the cybersecurity systems, breach prevention, and response protocols of our third- or fourth-party vendors, including through our cybersecurity programs or policies. While the Company may have contractual rights to assess the effectiveness of many of our providers’ systems and protocols, we do not have the means to know or assess the effectiveness of all of our providers’ systems and controls at all times. We cannot provide any assurances that actions taken by us, or our third- or fourth-party vendors, including through our cybersecurity programs or policies, will adequately prevent or substantially mitigate the impacts of cybersecurity breaches or misuses of confidential information, unauthorized access to our networks or systems or exploits against third-or fourth-party environments, or that we, or our third- or fourth-party vendors, will be able to effectively identify, investigate, and remediate such incidents in a timely manner or at all. While we may contractually limit our liability in connection with attacks against third-party providers, we remain exposed to the risk of loss associated with such vendors.

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

These types of third-party relationships are subject to evolving and increasingly demanding regulatory requirements and attention by our bank regulators. Regulatory guidance requires us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and subcontractors and other ongoing third-party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors and/or their subcontractors to meet these enhanced requirements, which could increase our costs. If our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors and subcontractors or other ongoing third-party business relationships, or that such third parties have not performed appropriately, we could be subject to enforcement actions, including the imposition of civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation.

We are subject to certain industry standards regarding our credit/debit card-related services. Failure to meet those standards may significantly impact our ability to offer these services.

We are subject to the PCI-DSS, issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. Compliance with PCI-DSS and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, such as those necessary to achieve compliance with PCI-DSS or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems or third parties that we rely upon could have a material adverse effect on our business, results of operations and financial condition. If there are amendments to PCI-DSS, the cost of compliance could increase, and we may suffer loss of critical data and interruptions or delays in our operations as a result. If we or our service providers are unable to comply with the standards imposed by PCI-DSS, we may be subject to fines and restrictions on our ability to offer certain services, which could materially and adversely affect our business.

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

Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. A breach of customer data security such as the breach of customer data in connection with the February 2023
20 TriCo Bancshares 2023 10-K

cyberattack discussed above, may negatively impact our business reputation and cause a loss of customers. This event has resulted in increased expenses to contain the event, to notify impacted individuals and provide them with credit monitoring services, and to defend / respond to litigation. Cybersecurity risk management programs are expensive to maintain and will not protect us from all risks associated with maintaining the security of customer data and our proprietary data from external and internal intrusions, disaster recovery and failures in the controls used by our vendors.

Cybersecurity and data privacy are areas of heightened legislative and regulatory focus.

As cybersecurity and data privacy risks for banking organizations and the broader financial system have significantly increased in recent years, cybersecurity and data privacy issues have become the subject of increasing legislative and regulatory focus. The federal bank regulatory agencies have proposed enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including us, and would focus on cyber risk governance and management, management of internal and external dependencies, incident response, cyber resilience and situational awareness. Several states have also proposed or adopted cybersecurity legislation and regulations, which require, among other things, notification to affected individuals when there has been a security breach of their personal data. For more information regarding cybersecurity regulation, refer to "Item 1. Business - Supervision and Regulation.”

We receive, maintain and store non-public personal information of our customers and counterparties, including, but not limited to, personally identifiable information and personal financial information. The sharing, use, disclosure, and protection of this information are governed by federal and state law. Both personally identifiable information and personal financial information is increasingly subject to legislation and regulation, the intent of which is to protect the privacy of personal information that is collected and handled. For more information regarding data privacy regulation, refer to “Item 1. Business - Supervision and Regulation.”

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

Our business is susceptible to fraud and conduct risk.

The Company’s business exposes it to fraud risk from loan and deposit customers, the parties they do business with, as well as from employees, contractors and vendors. The Company relies on financial and other data from new and existing customers which could turn out to be fraudulent when accepting such customers, executing their financial transactions and making and purchasing loans and other financial assets. In times of increased economic stress the Company is at increased risk of fraud losses. The Company believes it has underwriting and operational controls in place to prevent or detect such fraud, but cannot provide assurance that these controls will be effective in detecting fraud or that the Company will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect financial results or reputation. The Company’s lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of services. The Company’s and its customers’ exposure to fraud may increase the Company’s financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in the allowance for credit losses. In addition, the Company is subject to risk from the conduct of its employees, including the negative impact that can result from employee misconduct or failure by employees to conduct themselves in accordance with the Company’s policies, all of which could damage the Company’s reputation and result in loss of customers or other financial loss or expose the Company to increased regulatory or other risk.

New lines of business, products or services and technological advancements may subject us to additional risks.

From time to time, we implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we invest significant time and resources. Initial
21 TriCo Bancshares 2023 10-K

timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers. In addition, our implementation of certain new technologies, such as those related to artificial intelligence ("AI"), automation and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. In addition, the growing reliance on AI technologies by vendors, business partners, and technology solutions or applications introduces additional risks, including but not limited to: Algorithmic Bias that may result in unintended discriminatory outcomes and harm our reputation, loss of proprietary and confidential information through use of AI technologies, unauthorized access or breaches of data could compromise the integrity of our systems with AI dependency, evolving regulations and legal frameworks surrounding AI may pose challenges leading to legal and financial consequences for non-compliance, and protecting the intellectual property associated with AI technologies may be challenging, and unauthorized use or infringement by third parties could bring harm to our competitive position or reputation. Furthermore, cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, any new line of business, new product or service and/or new technology could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business, new products or services and/or new technologies could have a material adverse effect on our business, financial condition and results of operations.

Our failure to comply with anti-money laundering and anti-terrorism financing laws could have significant adverse consequences for us.

The Bank Secrecy Act of 1970, the Patriot Act and other laws and regulations require financial institutions to institute and maintain an effective BSA/AML program, file suspicious activity reports and currency transaction reports and comply with other BSA/AML requirements. Our federal and state banking regulators, regularly review our BSA/AML program FinCEN. If BSA/AML our program is deemed deficient, we could be subject to liability, including fines, civil money penalties and other regulatory enforcement actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Our failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us and, in turn, could have a material adverse effect on our business, financial condition or results of operations.

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

Our business, financial condition and results of operations are subject to risk from changes in customer behavior.

Individual, economic, political, industry-specific conditions and other factors outside of our control, such as fuel prices, energy costs, real estate values, inflation, taxes or other factors that affect customer income levels, could alter anticipated customer behavior, including borrowing, repayment, investment and deposit practices. Such a change in these practices could materially adversely affect our ability to anticipate business needs and meet regulatory requirements. Further, difficult economic conditions may negatively affect consumer
22 TriCo Bancshares 2023 10-K

confidence levels. A decrease in consumer confidence levels would likely aggravate the adverse effects of these difficult market conditions on us, our customers and others in the financial institutions industry.

Our risk management framework may not be effective in identifying and mitigating every risk to us.

Any inadequacy or lapse in our risk management framework, governance structure, practices, models or reporting systems could expose us to unexpected losses, and our financial condition or results of operations could be materially and adversely affected. Any such inadequacy or lapse could:

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

General Risk Factors

We depend on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects. Furthermore, our business could suffer if we fail to attract and retain skilled people.

Our future operating results depend substantially upon the continued service of our executive officers and key personnel. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, financial, technical, marketing, sales and support personnel. Competition for qualified personnel is intense, including with respect to compensation and emerging workplace practices, accommodations and remote work options, and we cannot ensure success in attracting or retaining qualified personnel. Our current or future approach to in-office and work-from-home arrangements may not meet the needs or expectations of our current or prospective employees or may not be perceived as favorable as compared to the arrangements offered by competitors, which could adversely affect our ability to attract and retain employees. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for us to hire personnel over time. Our business, financial condition or results of operations could be materially adversely affected by the loss of any of our key employees, or our inability to attract and retain skilled employees.

Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.

As a financial institution, we are at times subject to actual and threatened claims, litigation, arbitration, reviews, investigations, and other proceedings, including proceedings by governments and regulatory authorities, involving a wide range of issues, including labor and employment, data protection, data security, network security, consumer protection, commercial disputes, goods and services offered by us and by third parties, and other matters. Litigation matters range from individual actions involving a single plaintiff to class action lawsuits and can involve claims for substantial or indeterminate alleged damages or for injunctive or other relief. Any of these types of proceedings can have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. We establish accruals for those matters when a loss is considered probable and the related amount is reasonably estimable. Additionally, when it is practicable and reasonably possible that it may experience losses in excess of established accruals, the we estimate possible loss contingencies. Determining legal reserves for possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, financial condition and results of operations. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could involve licenses, sanctions, consent decrees, or orders requiring us to make substantial future payments, preventing us from offering certain products or services, requiring us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.

23 TriCo Bancshares 2023 10-K

We contest liability and/or the amount of damages as appropriate in each pending matter. The outcome of pending and future matters could be material to our results of operations, financial condition and cash flows depending on, among other factors, the level of our earnings for that period, and could adversely affect our business and reputation. For a discussion of certain legal proceedings, see the risk factor titled “We experienced a criminal cyberattack in February 2023, which resulted in the temporary interruption of our systems, disclosure of certain confidential information, litigation and governmental inquiries, all of which could damage our reputation or create additional financial and legal exposure.”

In addition to litigation and regulatory matters, from time to time, through our operational and compliance controls, we identify compliance issues that require us to make operational changes and, depending on the nature of the issue, result in financial remediation to impacted customers. These self-identified issues and voluntary remediation payments could be significant depending on the issue and the number of customers impacted. They also could generate litigation or regulatory investigations that subject us to additional adverse effects on our business, results of operations and financial condition.

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

The risks associated with climate change are rapidly changing and evolving in an escalating fashion, making them difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material negative impact on our business, results of operations, and financial condition. In addition, ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs.

24 TriCo Bancshares 2023 10-K

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.     CYBERSECURITY

Risk Management and Strategy

The Company's information security program is designed with the goal of maintaining the safety and security of our systems and data and we employ a holistic process for overseeing and managing cybersecurity and related risks. This process is supported by both management and our board of directors.

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Chief Information Security Officer (“CISO”) is primarily responsible for this cybersecurity component and, as discussed below, periodically reports to the Information Technology/Cybersecurity Committee (“IT/Cybersecurity Committee”) of our board of directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”), regulatory guidance, and other industry standards. This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use the NIST CSF as a guide to help us identify, assess and manage cybersecurity risks relevant to our business. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our CISO and our Chief Information Officer ("CIO"), along with key members of their teams, regularly collaborate with peer banks, industry groups, law enforcement, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists.

We engage third parties, including vendors and other external service providers, to support our cybersecurity and data privacy processes such as risk assessments, program enhancements, and value-added user verification services. These third parties provide security services, including regular reviews of our security environment to provide an independent, industry-recognized risk rating and internal audits of our technology and security controls. Further, we deploy technical safeguards that are we believe are designed to help protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, endpoint detection and response, logging, monitoring and alerting, anti-malware functionality, email security, network security monitoring and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. Our third-party risk management program includes processes for identifying and managing material cybersecurity risks arising from third-party providers. The program actively engages with the enterprise-wide risk assessment process and partners with cyber risk management to report relevant risks to the IT/Cybersecurity Committee of our board of directors. Furthermore, our third-party risk management program includes cybersecurity as an aspect of its risk assessment of third parties with the objective that key risks are identified and addressed. Moreover, the program also considers risks associated with certain fourth parties, entities that are partners or subcontractors of our direct third-party vendors, through assessments carried out internally and by our third-party service providers.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate board-approved management committees, as discussed further below, and to the IT/Cybersecurity Committee of our board of directors. The Incident Response Plan is coordinated through the CISO and key members of management are embedded into the plan by its design. This pIan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Lastly, we leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

Governance

Our CIO and CISO have extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Our CIO and CISO have served in their positions since joining the Company in June, 2022 and January, 2022, respectively. Our CIO, who reports directly to the Chief Operating Officer, has 30 years of experience in various technology and security leadership positions across multiple industries including banking, insurance services, utilities, technology service providers, and as a member of the US Air Force. Prior to joining us, our CIO served as a CIO for multiple banks leading both technology and cybersecurity. Our CISO, reporting directly to the CIO, has over 35
25 TriCo Bancshares 2023 10-K

years of experience in various technology and security leadership positions across multiple industries including banking, healthcare, automotive, mining, education, engineering, construction, and dairy product production.

Our board of directors has approved various management committees including the IT/Cybersecurity Committee, which provides oversight and governance of the technology program and the information security program, as well as oversight and governance of the Company’s data and its storage. This committee is chaired by the CIO and includes various employees within the enterprise information security department, including the CIO and CISO, and other key departmental managers from throughout the entire company, including information technology, risk, compliance, operations and human resources/training. This committee generally meets quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security, data risks and incidents. The committee reports its findings to the management Enterprise Risk Committee. More frequent meetings occur from time to time in accordance with the Incident Response Plan to facilitate timely informing and monitoring efforts. The CISO reports on key issues, including significant cybersecurity and/or privacy incidents, discussed at management committee meetings and the actions taken in connection with those meetings to the IT/Cybersecurity Committee of the board of directors on a quarterly basis (or more frequently as may be required).

Our Board of Directors has ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program. That program is utilized in making decisions with respect to company priorities, resource allocations, and oversight structures. The IT/Cybersecurity Committee of the board of directors regularly reviews our cybersecurity program with management and reports to the Board of Directors. The IT/Cybersecurity Committee meets at least quarterly (or more frequently as may be required), and receives updates from the CISO on topics with respect to the cybersecurity program. The IT/Cybersecurity Committee reviews and approves our information security and technology budgets and strategies annually. Additionally, the Risk Committee of our board of directors reviews our cyber security risk profile on a quarterly basis. The management IT/Cybersecurity and Risk Committees each provide reports of their activities to the full board of directors at each board meeting in the event all board members are not present at the relevant board committee meetings.

Cybersecurity Incidents

In February 2023, we experienced a cyberattack that resulted in the temporary interruption of our systems, disclosure of certain confidential information, litigation and governmental inquiries, the consequences of which may be material. See “Item 1A. Risk Factors - We experienced a criminal cyberattack in February 2023, which resulted in the temporary interruption of our systems, disclosure of certain confidential information, litigation and governmental inquiries, all of which could damage our reputation or create additional financial and legal exposure.” in Item 1A. Risk Factors which is incorporated by reference into this Item 1C.

In addition, we have experienced unrelated incidents involving unauthorized access to certain confidential information and systems. Typically, these incidents have involved attempts to commit fraud by taking control of a customer’s systems and/or emails, often by exploiting insider access or using compromised credentials. In other cases, the incidents have involved unauthorized access to certain of our customers’ private information, including credit card information, financial data, social security numbers or passwords. Some of these incidents have occurred at third-party providers, including third parties who provide us with various systems and/or services. For example, in 2023, one of our third-party vendors experienced a cybersecurity incident due to a previously unknown (i.e., zero-day) vulnerability in a popular file sharing software the vendor used called MOVEit Transfer. To date, none of these incidences have materially affected or are reasonably likely to materially affect the Company or our financial position or results of operations.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyberattacks. We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, see "Risks Related to Operations, Technology Systems, Accounting and Internal Controls" in Item 1A. Risk Factors which is incorporated by reference into this Item 1C.
ITEM 2.    PROPERTIES
The Company is engaged in the banking business through 63 traditional branches, 6 in-store branches and 8 loan production offices in 31 counties throughout California including the counties of Butte, Colusa, Contra Costa, Del Norte, Fresno, Glenn, Humboldt, Kern, Lake, Los Angeles, Madera, Mendocino, Merced, Nevada, Orange, Placer, Sacramento, San Diego, San Francisco, San Mateo, Santa Clara, Shasta, Siskiyou, Sonoma, Stanislaus, Sutter, Tehama, Trinity, Tulare, Yolo and Yuba. All offices are constructed and equipped to meet prescribed security requirements.
As of December 31, 2023, the Company owned 31 branch office locations, two administrative buildings that include branch locations, and 10 other buildings that are used as either administrative, operational, or loan production offices. The Company leased 30 branch office locations, 6 in-store branch locations, 8 loan production offices and 3 other operational buildings. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. All of the Company’s existing facilities are considered to be adequate for the Company’s present and future use. In the opinion of management, all properties are adequately covered by insurance. See “Note 7 – Premises and Equipment” to the consolidated financial statements at Part II, Item 8 of this report.
ITEM 3.    LEGAL PROCEEDINGS
26 TriCo Bancshares 2023 10-K

TriCo and its subsidiaries are routinely subject to actual or threatened legal proceedings, including litigation and regulatory matters, arising in the ordinary course of business. Litigation matters range from individual actions involving a single plaintiff to class action lawsuits and can involve claims for substantial or indeterminate alleged damages or for injunctive or other relief. See “Item 1A - Risk Factors” and “Item 1C - Cybersecurity” for a discussion of the Bank’s cybersecurity attack in 2023. Neither the Company nor its subsidiaries are a party to any pending legal proceedings that are material, nor is their property the subject of any other material pending legal proceeding at this time. All other legal proceedings are routine and arise out of the ordinary course of the Company's business. None of those proceedings are currently expected to have a material adverse impact upon the Company’s consolidated financial position, its operations in any material amount not already accrued, after taking into consideration any applicable insurance.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
27 TriCo Bancshares 2023 10-K

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
The Company’s common stock is traded on the Nasdaq under the symbol “TCBK.” As of February 23, 2024, there were approximately 1,814 shareholders of record of the Company’s common stock. On February 23, 2024, the closing market price was $33.95 per share.
Information regarding restrictions on dividends, as required by this Item, is set forth in Item 1: “Business - Dividends, Distributions and Regulatory Matters” and in Note 26 - “Regulatory Matters” of the Notes to consolidated financial statements and incorporated into this Item by reference.
TriCo Bancshares Stock Performance
The following graph presents the cumulative total yearly shareholder return from investing $100 on December 31, 2018, in each of TriCo common stock, the Russell 3000 Index, and the S&P Western Bank Index. The S&P Western Bank Index includes banks located in California, Oregon, Washington, Montana, Hawaii and Alaska with market capitalization similar to that of TriCo’s. The amounts shown assume that any dividends were reinvested.

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
TriCo Bancshares	100.00	123.36	109.99	136.99	166.52	144.78
Russell 3000 Index	100.00	129.65	154.05	191.03	151.91	188.30
SNL Western Bank Index	100.00	119.27	86.36	131.33	99.76	96.00

ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and the Bank’s financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the consolidated financial statements of the Company and the related notes at Part II, Item 8 of this report.
In March 2022, the Company closed the acquisition of Valley Republic Bancorp. Historical periods prior to March 25, 2022 reflect results of legacy Trico Bancshares operations. Subsequent to closing, results reflect all post-acquisition activity. For further information, refer to Note 2 “Business Combinations” of the Notes to Consolidated Financial Statements.
28 TriCo Bancshares 2023 10-K

Financial Overview
In 2023, the Company reported net income of $117.4 million, an $8.1 million or 6.5% decrease from the prior year. Earnings per share on a diluted basis for the year were $3.52, down 8.1% from the prior year. The current year net income reported was negatively impacted by noninterest expense. In 2023, noninterest expense was reported at $233.1 million, an increase of $16.5 million or 7.6% increase from the prior year.
Net interest income on a fully tax equivalent (FTE) basis, a non-GAAP financial measure, was $358.2, an increase of $10.6 million, or 3.1%, from 2022. The increase in FTE net interest income reflected the benefit of a $69.7 million, or 0.8%, increase in average earning assets in addition to a 8 basis point increase in the FTE net interest margin to 3.96%. Average earning asset growth included an $690.9 million, or 11.7% increase in average loans and leases, offset by a $195.0 million or 7.3% decrease in average securities. The decrease in average securities was driven by the redeployment of liquidity from prepayments and maturities into loans during 2023. The net interest margin expansion was driven by the higher rate environment driving an increase in loan and lease and investment security yields, partially offset by higher cost of funds from both deposits and borrowings. Total average interest-bearing deposits was $5.0 billion and $4.9 billion during 2023 and 2022, respectively, while average other borrowings totaled $430.1 million and $33.4 million, respectively, during the same periods. The increase in net interest expense on average interest-bearing liabilities increased by $72.1 million or 758.9% to $81.7 million during 2023 as compared to 2022.

The provision for credit losses increased $5.5 million to $24.0 million, primarily due to elevated qualitative reserves driven by CA unemployment trends and rising Corporate BBB bond yields, and to a lesser extent, organic loan and lease growth. The allowance for credit losses (ACL) was $121.5 million, or 1.79% of total loans and leases, at December 31, 2023, compared to $105.7, or 1.64% of total loans and leases, at December 31, 2022.

Noninterest income was $61.4 million, down $1.6 million, or 2.6%, from the prior year. Noninterest expense was $233.1 million, up $16.5 million, or 7.6%, from the prior year. The year over year changes in noninterest income and noninterest expense were impacted by the VRB acquisition, completed in March 2022, as well as rising technology and regulatory costs in addition to the rising costs of operations associated with levels of high inflation. Noninterest income was additionally negatively impacted by a decline in gain on sale of mortgage loans, as is typically observed during periods of a rising rate environment, totaling $1.1 million, to $1.2 million for the 2023 year.

The tangible common equity to tangible assets ratio, a non-GAAP financial measure, was 8.8% at December 31, 2023, up 120 basis points from December 31, 2022, primarily due to an increase in tangible common equity related primarily to the retention of 2023 earnings.

29 TriCo Bancshares 2023 10-K

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

Year ended December 31,	2023	2022	2021
Interest income	$438,354	$355,505	$277,047
Interest expense	(81,677)	(9,529)	(5,508)
Net interest income	356,677	345,976	271,539
(Provision for) benefit from loan losses	(23,990)	(18,470)	6,775
Noninterest income	61,400	63,046	63,664
Noninterest expense	(233,182)	(216,645)	(178,275)
Income before income taxes	160,905	173,907	163,703
Provision for income taxes	(43,515)	(48,488)	(46,048)
Net income	$117,390	$125,419	$117,655
Share Data
Earnings per share:
Basic	$3.53	$3.85	$3.96
Diluted	$3.52	$3.83	$3.94
Per share:
Dividends paid	$1.20	$1.10	$1.00
Book value at period end	$34.86	$31.39	$33.64
Tangible book value at period end (2)	$25.39	$21.76	$25.80
Average common shares outstanding	33,267	32,584	29,721
Average diluted common shares outstanding	33,352	32,721	29,882
Shares outstanding at period end	33,268	33,332	29,730
Financial Ratios
During the period:
Return on average assets	1.19%	1.28%	1.43%
Return on average equity	10.65%	11.67%	12.10%
Net interest margin(1)	3.96%	3.88%	3.58%
Efficiency ratio	55.77%	52.97%	53.18%
Average equity to average assets	11.17%	11.00%	11.84%
Dividend payout ratio	33.99%	28.54%	25.26%
At period end:
Equity to assets	11.70%	10.54%	11.61%
Total capital to risk-weighted assets	14.70%	14.19%	15.42%
Balance Sheet Data
Total investments	$2,305,882	$2,633,269	$2,427,885
Total loans	6,794,470	6,450,447	4,916,624
Total assets	9,910,089	9,930,986	8,614,787
Total non-interest bearing deposits	2,722,689	3,502,095	2,979,882
Total deposits	7,834,038	8,329,013	7,367,159
Total other borrowings	632,582	264,605	50,087
Total junior subordinated debt	101,099	101,040	58,079
Total shareholders’ equity	1,159,682	1,046,416	1,000,184
Total tangible equity (2)	$844,688	$725,304	$766,943
(1)Fully taxable equivalent (FTE)
(2)Tangible equity is calculated by subtracting Goodwill and Other intangible assets from total shareholders’ equity. Management believes that tangible equity is meaningful because it is a measure that the Company and investors commonly use to assess capital adequacy. Tangible book value is calculated by dividing tangible equity by shares outstanding at period end. See tables below for further details.
As TriCo Bancshares has not commenced any business operations independent of the Bank, the following discussion pertains primarily to the Bank. Average balances, including such balances used in calculating certain financial ratios, are generally comprised of average daily balances for the Company. Within Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest income and net interest income may be presented on a fully tax-equivalent (FTE) basis. The presentation of interest income and net interest income on a FTE basis is a common practice within the banking industry. Interest income and net interest income are shown on a non-FTE basis within Part II, Item 7 and Item 8 of this report, and a reconciliation of the FTE and non-FTE presentations is provided below in the discussion of net interest income.
In addition to results presented in accordance with generally accepted accounting principles in the United States of America (GAAP), this 10-K contains certain non-GAAP financial measures. Management has presented these non-GAAP financial measures because it believes that they provide useful and comparative information to assess trends in the Company's core operations reflected in the periods presented
30 TriCo Bancshares 2023 10-K

and facilitate the comparison of our performance with the performance of our peers. However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP. Where applicable, comparable earnings information using GAAP financial measures is also presented. Because not all companies use the same calculations, our presentation may not be comparable to other similarly titled measures as calculated by other companies. For a reconciliation of these non-GAAP financial measures, see the tables below:

	Twelve months ended
(dollars in thousands)	December 31, 2023	December 31, 2022
Net interest margin
Acquired loans discount accretion, net:
Amount (included in interest income)	$5,651	$5,465
Effect on average loan yield	0.09%	0.09%
Effect on net interest margin (FTE)	0.06%	0.06%
Net interest margin (FTE)	3.96%	3.88%
Net interest margin less effect of acquired loan discount accretion (Non-GAAP)	3.90%	3.81%
PPP loans yield, net:
Amount (included in interest income)	$12	$2,390
Effect on net interest margin (FTE)	—%	0.02%
Net interest margin less effect of PPP loan yield (Non-GAAP)	3.96%	3.86%
Acquired loan discount accretion and PPP loan yield, net:
Amount (included in interest income)	$5,663	$7,855
Effect on net interest margin (FTE)	0.06%	0.08%
Net interest margin less effect of acquired loan discount accretion and PPP yields, net (Non-GAAP)	3.90%	3.80%

	Twelve months ended
(dollars in thousands)	December 31, 2023	December 31, 2022
Pre-tax pre-provision return on average assets or equity
Net income (GAAP)	$117,390	$125,419
Exclude provision for income taxes	43,515	48,488
Exclude provision for credit losses	23,990	18,470
Net income before income tax and provision expense (Non-GAAP)	$184,895	$192,377

Average assets (GAAP)	$9,870,189	$9,771,601
Average equity (GAAP)	$1,102,436	$1,074,437

Return on average assets (GAAP) (annualized)	1.19%	1.28%
Pre-tax pre-provision return on average assets (Non-GAAP) (annualized)	1.87%	1.97%
Return on average equity (GAAP) (annualized)	10.65%	11.67%
Pre-tax pre-provision return on average equity (Non-GAAP) (annualized)	16.77%	17.90%

31 TriCo Bancshares 2023 10-K

	Twelve months ended
(dollars in thousands)	December 31, 2023	December 31, 2022
Return on tangible common equity
Average total shareholders' equity	$1,102,436	$1,074,437
Exclude average goodwill	304,442	287,904
Exclude average other intangibles	13,611	15,901
Average tangible common equity (Non-GAAP)	$784,383	$770,632

Net income (GAAP)	$117,390	$125,419
Exclude amortization of intangible assets, net of tax effect	4,309	4,461
Tangible net income available to common shareholders (Non-GAAP)	$121,699	$129,880

Return on average equity	10.65%	11.67%
Return on average tangible common equity (Non-GAAP)	15.52%	16.85%

	Three months ended
(dollars in thousands)	December 31, 2023	December 31, 2022
Tangible shareholders' equity to tangible assets
Shareholders' equity (GAAP)	$1,159,682	$1,046,416
Exclude goodwill and other intangible assets, net	314,994	321,112
Tangible shareholders' equity (Non-GAAP)	$844,688	$725,304

Total assets (GAAP)	$9,910,089	$9,930,986
Exclude goodwill and other intangible assets, net	314,994	321,112
Total tangible assets (Non-GAAP)	$9,595,095	$9,609,874

Shareholders' equity to total assets (GAAP)	11.70%	10.54%
Tangible shareholders' equity to tangible assets (Non-GAAP)	8.80%	7.55%

	Three months ended
(dollars in thousands)	December 31, 2023	December 31, 2022
Tangible common shareholders' equity per share
Tangible shareholders' equity (Non-GAAP)	$844,688	$725,304

Common shares outstanding at end of period	33,268,102	33,331,513

Common shareholders' equity (book value) per share (GAAP)	$34.86	$31.39
Tangible common shareholders' equity (tangible book value) per share (Non-GAAP)	$25.39	$21.76

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
32 TriCo Bancshares 2023 10-K

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
In its current expected credit loss forecasting framework, the Company incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios incorporate variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, changes in environmental conditions, such as California unemployment rates, household debt levels, and the pace of change in corporate bond yields. The Company also considers macroeconomic forecasts to estimate the ACL.
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
Certain loans are not included in pools of loans that are collectively evaluated. The segregation of these loans is based on the results from analysis of individually identified credits that meet management’s criteria for individual evaluation. These loans are first reviewed individually to determine if such loans have a unique risk profile that would warrant individual evaluation. Loans where management has concluded that it is probable that the borrower will be unable to pay all amounts due under the original contractual terms are removed from the pools of loans collectively evaluated. They are then specifically reviewed and evaluated individually by management for loss potential by evaluating sources of repayment, including collateral as applicable, and a specified allowance for credit losses is established where necessary. By definition, any loan that management has placed on non-accrual is required to be individually evaluated, however, not all individually evaluated loans need to be placed on non-accrual.
Because current economic conditions and forecasts can change and future events make it inherently difficult to predict the anticipated amount of estimated credit losses on loans, management's determination of the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may move independently of one another, such that improvement in one or certain factors may offset deterioration in others. Thus, as a result of the significant size of the loan portfolio, the numerous assumptions in the model, and the high degree of potential change in such assumptions, there is a high degree of sensitivity to the reported amounts. Management believes that the ACL was adequate as of December 31, 2023.
Other Accounting Policies and Estimates that are Not Considered Critical
On an on-going basis, the Company evaluates its estimates, including those that may materially affect the financial statements and are related to investments, mortgage servicing rights, fair value measurements, retirement plans, intangible assets and the fair value of acquired assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s policies related to these estimates can be found in Note 1 in the financial statements at Part II, Item 8 of this report.
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
33 TriCo Bancshares 2023 10-K

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

	Year ended December 31,
	2023	2022	2021
Interest income	$438,354	$355,505	$277,047
Interest expense	(81,677)	(9,529)	(5,508)
Net interest income (not FTE)	356,677	345,976	271,539
FTE adjustment	1,536	1,560	1,071
Net interest income (FTE)	$358,213	$347,536	$272,610
Net interest margin (FTE)	3.96%	3.88%	3.58%
Acquired loans discount accretion:
Purchased loan discount accretion	$5,651	$5,465	$8,091
Effect on average loan yield	0.09%	0.09%	0.17%
Effect of purchased loan discount accretion on net interest margin (FTE)	0.06%	0.07%	0.11%
Net interest income (FTE) during the year ended December 31, 2023 increased $10.7 million or 3.1% to $358.2 million compared against $347.5 million during the year ended December 31, 2022. The increased amount of net interest income reflects growth in total average loan balances outstanding and the correlated yields in both loans and investments during 2023. Average loan balances increased by $691 million or 11.7% from December 31, 2022. Meanwhile, the yield on interest earning assets was 4.87% and 3.98% for the years ended December 31, 2023 and 2022, respectively. This 89 basis point increase in total earning asset yield was primarily attributable to a 58 basis point increase in total loan yields and a 80 basis point increase in yields on total investments. Of the 58 basis point increase in loan yields, 7 basis points was attributable to increased volume in average loans outstanding, and 51 basis points from elevated interest rates. There was no change attributed to the accretion of purchased loan fees. The costs of total interest bearing liabilities increased 129 basis points to 1.48% during the year ended December 31, 2023, as compared to 0.19% for the year ended December 31, 2022. During the same period, costs associated with interest bearing deposits increased by 100 basis points to 1.10% as compared to 0.10% in the prior year. The increase in interest expense for the year ended December 31, 2023, as compared to the trailing year, was due to the increased rate environment for both the interest-bearing deposit expense and other borrowings interest expense.
Net interest income (FTE) during the year ended December 31, 2022 increased $74.9 million or 27.5% to $347.5 million compared against $272.6 million during the year ended December 31, 2021. The increased amount of net interest income reflects growth in both total average loan and investment balances outstanding and the correlated yields, during 2022. Average loan balances, inclusive of acquisitions, increased by $1.5 billion or 30.4% from December 31, 2021. The yield on interest earning assets was 3.98% and 3.65% for the years ended December 31, 2022 and 2021, respectively. This 33 basis point increase in total earning asset yield was primarily attributable to a 11 basis point decrease in total loan yields and a 85 basis point increase in yields on total investments. Of the 11 basis point decrease in yields on loans, a 3 basis point decline was attributable to decreases in market rates, as well as an 8 basis point benefit from the accretion of purchased loans. The costs of total interest bearing liabilities increased 6 basis points to 0.19% during the year ended December 31, 2022, as compared to 0.13% for the year ended December 31, 2021. During the same period, costs associated with interest bearing deposits increased by 2 basis points to 0.10% as compared to 0.08% in the prior year. The increase in interest expense for the year ended December 31, 2022, as compared to the trailing year, was due largely to the increased rate environment for both the interest-bearing deposit expense and other borrowings interest expense.
For more information related to loan interest income, including loan purchase discount accretion, see the Summary of Average Balances, Yields/Rates and Interest Differential and Note 27 to the consolidated financial statements at Part II, Item 8 of this report. The “Yield” and “Volume/Rate” tables shown below are useful in illustrating and quantifying the developments that affected net interest income during 2023 and 2022.
Summary of Average Balances, Yields/Rates and Interest Differential – Yield Tables
The following tables present, for the periods indicated, information regarding the Company’s consolidated average assets, liabilities and
34 TriCo Bancshares 2023 10-K

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

	Year ended December 31,
	2023			2022			2021
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$6,555,886	$356,698	5.44%	$5,841,770	$282,985	4.84%	$4,625,410	$225,626	4.88%
PPP Loans	1,360	12	0.88%	24,590	2,390	9.72%	250,391	16,643	6.65%
Investment securities—taxable	2,272,301	75,203	3.31%	2,459,032	60,499	2.46%	1,914,788	30,352	1.59%
Investment securities—nontaxable (1)	181,766	6,656	3.66%	190,339	6,759	3.55%	160,863	4,639	2.88%
Total investments	2,454,067	81,859	3.34%	2,649,371	67,258	2.54%	2,075,651	34,991	1.69%
Cash at Federal Reserve and other banks	26,469	1,321	4.99%	452,300	4,432	0.98%	663,801	858	0.13%
Total interest-earning assets	9,037,782	439,890	4.87%	8,968,031	357,065	3.98%	7,615,253	278,118	3.65%
Other assets	832,407			803,570			594,420
Total assets	$9,870,189			$9,771,601			$8,209,673
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,709,930	$11,190	0.65%	$1,720,932	$452	0.03%	$1,493,922	$327	0.02%
Savings deposits	2,805,424	31,444	1.12%	2,878,189	3,356	0.12%	2,360,605	1,256	0.05%
Time deposits	473,688	12,453	2.63%	302,619	881	0.29%	324,636	1,735	0.53%
Total interest-bearing deposits	4,989,042	55,087	1.10%	4,901,740	4,689	0.10%	4,179,163	3,318	0.08%
Other borrowings	430,736	19,712	4.58%	33,410	421	1.26%	43,236	22	0.05%
Junior subordinated debt	101,064	6,878	6.81%	91,138	4,419	4.85%	57,844	2,168	3.75%
Total interest-bearing liabilities	5,520,842	81,677	1.48%	5,026,288	9,529	0.19%	4,280,243	5,508	0.13%
Noninterest-bearing deposits	3,068,839			3,492,713			2,837,745
Other liabilities	178,072			178,163			119,471
Shareholders’ equity	1,102,436			1,074,437			972,214
Total liabilities and shareholders’ equity	$9,870,189			$9,771,601			$8,209,673
Net interest spread (2)			3.39%			3.79%			3.52%
Net interest income and interest margin (3)		$358,213	3.96%		$347,536	3.88%		$272,610	3.58%
(1)The fully-taxable equivalent (FTE) adjustment for interest income of non-taxable investment securities was $1,536, $1,560, and $1,070 for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)Net interest margin is computed by dividing net interest income by total average earning assets.

35 TriCo Bancshares 2023 10-K

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

	2023 over 2022			2022 over 2021
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$32,305	$39,029	$71,334	$114,211	$(71,105)	$43,106
Investment securities—taxable	(304)	202	(102)	8,653	21,494	30,147
Investment securities—nontaxable	(4,594)	19,298	14,704	849	1,270	2,119
Cash at Federal Reserve and other banks	(4,173)	1,062	(3,111)	(275)	3,849	3,574
Total interest-earning assets	23,234	59,591	82,825	123,438	(44,492)	78,946
Increase (decrease) in interest expense:
Interest-bearing demand deposits	(3)	10,741	10,738	45	80	125
Savings deposits	(87)	28,175	28,088	259	1,841	2,100
Time deposits	496	11,076	11,572	(117)	(737)	(854)
Other borrowings	5,006	14,285	19,291	(5)	404	399
Junior subordinated debt	481	1,978	2,459	1,249	1,002	2,251
Total interest-bearing liabilities	5,893	66,255	72,148	1,431	2,590	4,021
Increase (decrease) in net interest income	$17,341	$(6,664)	$10,677	$122,007	$(47,082)	$74,925
Year Over Year Balance Sheet Change

Ending balances	As of December 31,			% Change
($’s in thousands)	2023	2022	$ Change
Total assets	$9,910,089	$9,930,986	$(20,897)	(0.2)%
Total loans	6,794,470	6,450,447	344,023	5.3%
Total loans, excluding PPP	6,793,334	6,448,845	344,489	5.3%
Total investments	2,305,882	2,633,269	(327,387)	(12.4)%
Total deposits	7,834,038	8,329,013	(494,975)	(5.9)%
Total other borrowings	$632,582	$264,605	$367,977	139.1%
Provision for Credit Losses
The provision for credit losses during any period is the sum of the allowance for credit losses required at the end of the period and any net charge-offs during the period, less the allowance for credit losses required at the beginning of the period, and less any recoveries during the period. See the Tables labeled “Allowance for Credit Losses – December 31, 2023 and 2022” at Note 5 in Item 8 of Part II of this report for the components that make up the provision for credit losses for the years ended December 31, 2023 and 2022.
The Company recorded a provision for credit losses of $24.0 million during the year ended December 31, 2023, versus $18.5 million during the trailing year end. The increase in required provisioning during 2023 was largely attributed to elevated qualitative reserves driven by CA unemployment trends and rising Corporate BBB bond yields, and to a lesser extent, organic loan and lease growth.
The Company recorded a provision for credit losses of $18.5 million during the year ended December 31, 2022, versus a reversal of credit losses totaling $6.8 million during the trailing year end. The increase in required provisioning during 2022 was largely attributed to the $10.8 million in day 1 required reserves from loans acquired in connection with the VRB merger in the first quarter of 2022. Additionally, the Company designated certain loans and leases purchased from VRB as PCD, which required $2.0 million in additional credit reserves as of the acquisition date. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using the same methodology as other loans and leases held-for-investment. The remaining increase in the allowance for credit losses was the result of changes in loan volume and changes in credit quality associated with levels of classified, past due and non-performing loans in addition to changes in qualitative factors.
Net charge-offs for the year ended December 31, 2023 totaled $6.6 million, as compared to net recoveries of $0.3 million for the year ended December 31, 2022. Total nonperforming loans increased by 13 basis points to 0.46% of total loans at December 31, 2023 from 0.33% of total loans at December 31, 2022. For further details of the change in nonperforming loans during the period ended December 31, 2023 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the year ended December 31, 2023” and “Changes
36 TriCo Bancshares 2023 10-K

in nonperforming assets during the three months ended December 31, 2023” under the heading “Asset Quality and Non-Performing Assets” below.
The following table summarizes the components of the provision for (benefit to) credit losses during the periods indicated (dollars in thousands):

	Year ended December 31,
(dollars in thousands)	2023	2022	2021
Provision for (reversal of) allowance for credit losses	$22,455	$17,945	$(7,165)
Change in reserve for unfunded loan commitments	1,535	525	390
Total provision for (reversal of) credit losses	$23,990	$18,470	$(6,775)
The provision for credit losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for credit losses. Additional discussion on loan quality, our procedures to measure loan impairment, and the allowance for credit losses is provided under the heading “Asset Quality and Non-Performing Assets” below.
Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
ATM and interchange fees	$26,459	$26,767	$25,356
Service charges on deposit accounts	17,595	16,536	14,013
Other service fees	4,732	4,274	3,570
Mortgage banking service fees	1,808	1,887	1,881
Change in value of mortgage loan servicing rights	(506)	301	(872)
Total service charges and fees	50,088	49,765	43,948
Asset management and commission income	3,150	3,986	3,668
Increase in cash value of life insurance	4,517	2,858	2,775
Gain on sale of loans	1,166	2,342	9,580
Lease brokerage income	441	820	746
Sale of customer checks	1,383	1,167	459
Loss on sale of investment securities	(284)	—	—
Gain (loss) on marketable equity securities	36	(340)	(86)
Other	903	2,448	2,574
Total other non-interest income	11,312	13,281	19,716
Total non-interest income	$61,400	$63,046	$63,664
Non-interest income decreased $1.6 million or 2.6% to $61.4 million during the year ended December 31, 2023, as compared to $63.0 million during the year ended December 31, 2022. During 2023, total service charges and fees increased $0.3 million which is net of approximately $0.9 million in waived or reversed fees related to the network outage that occurred in the first quarter of the year. Mortgage origination related activity has declined year over year due to elevated interest rates, as the income recorded from the sale of loans was down $1.2 million or 50.2%. Changes in interest rates also led to a decline in fair value of mortgage servicing rights during the twelve months ended December 31, 2023, which decreased by $0.8 million or 268.1%, as compared to the trailing twelve month period ended. Other income declined $1.5 million or 63.1%, $0.6 million of which is attributed to fees from the sale of deposits during the fourth quarter of 2022.
Non-interest income decreased by $0.6 million or 1.0% to $63.0 million during the twelve months ended December 31, 2022, compared to $63.6 million during the same period ended December 31, 2021. Generally, the increases in recurring non-interest income service charges and fees reflected during 2022 is the result of the VRB merger closing in March of 2022, and therefore, not reflected in 2021 operating results. As an offset, increases in interest rates during 2022 led to significant declines in mortgage lending related activity, resulting in a decrease of $7.2 million in gain from the sale of loans, as compared to the trailing year then ended.

37 TriCo Bancshares 2023 10-K

Non-interest Expense
The following table summarizes the Company’s other non-interest expense for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Base salaries, net of deferred loan origination costs	$94,564	$84,861	$69,844
Incentive compensation	15,557	17,908	14,957
Benefits and other compensation costs	25,674	27,083	21,550
Total salaries and benefits expense	135,795	129,852	106,351
Occupancy	16,135	15,493	14,910
Data processing and software	18,933	14,660	13,985
Equipment	5,644	5,733	5,358
Intangible amortization	6,118	6,334	5,464
Advertising	3,531	3,694	2,899
ATM and POS network charges	7,080	6,984	6,040
Professional fees	7,358	4,392	3,657
Telecommunications	2,547	2,298	2,253
Regulatory assessments and insurance	5,276	3,142	2,581
Merger and acquisition expenses	—	6,253	1,523
Postage	1,236	1,147	710
Operational losses	2,444	1,000	964
Courier service	1,851	2,013	1,214
Gain on sale or acquisition of foreclosed assets	(133)	(481)	(233)
Loss (gain) loss on disposal of fixed assets	23	(1,070)	(439)
Other miscellaneous expense	19,344	15,201	11,038
Total other non-interest expense	97,387	86,793	71,924
Total non-interest expense	$233,182	$216,645	$178,275
Average full-time equivalent staff	1,214	1,169	1,039
Total non-interest expense increased $16.5 million or 7.6% to $233.2 million during the year ended December 31, 2023, as compared to $216.6 million for the comparative period in 2022, for reasons primarily associated with the acquisition of Valley Republic Bank in March of 2022 which resulted in expense increases for nearly every identified category. Merger and acquisition expenses associated with this acquisition totaled $6.2 million for the twelve-month period ended 2022. Regulatory assessment charges also increased by approximately $1.2 million during 2023 as a result of increases in assessment rates. Other miscellaneous expenses also increased by $4.1 million in 2023 due to, among other things, changes in regulatory requirements which resulted in an estimated $0.8 million in refunds to customers previously charged non-sufficient funds fees, changes in the valuation of other real estate owned which contributed to $0.9 million in variance from the prior year, and other increases generally associated with increased operational costs.
Non-interest expense increased by $38.3 million or 21.5% to $216.6 million during the year ended December 31, 2022 as compared to $178.2 million for the trailing twelve month period. Generally, the increases in recurring non-interest expenses and FTEs during 2022 is the result of the VRB merger closing in March of 2022, and therefore, not reflected in 2021 operating results.
38 TriCo Bancshares 2023 10-K

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2023, 2022 and 2021 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	7.9	7.9	7.9
Tax-exempt interest on municipal obligations	(0.7)	(0.7)	(0.5)
Tax-exempt life insurance related income	(0.4)	(0.4)	(0.5)
Low income housing and other tax credits	(6.6)	(3.7)	(2.6)
Low income housing tax credit amortization	5.6	3.6	2.2
Compensation and benefits	0.3	(0.2)	(0.1)
Non-deductible merger expenses	—	0.1	0.1
Other	(0.1)	0.3	0.6
Effective Tax Rate	27.0%	27.9%	28.1%
The effective tax rate on income was 27.0%, 27.9%, and 28.1% in 2023, 2022, and 2021, respectively. The effective tax rate was greater than the Federal statutory rates of 21% due to the combination of state tax expenses of 7.9%. The impact of Federal and state tax expenses were partially offset by Federal tax-exempt interest income of $5.6 million, $5.5 million, and $3.1 million, respectively, Federal and State tax-exempt income of $3.1 million, $3.2 million, and $3.5 million, respectively, from increase in cash value and gain on death benefit of life insurance, and low income housing tax credits and losses, net of amortization of $1.5 million, $0.2 million, and $0.6 million, respectively. The low-income housing tax credits and the equity compensation excess tax benefits represent direct reductions in tax expense. The items noted above resulted in an effective combined Federal and State income tax rate that differed from the combined Federal and State statutory income tax rate of approximately 29.6% during the three years ended 2023, 2022 and 2021.
Financial Condition
Restricted Equity Securities
Restricted equity securities were $17.2 million at December 31, 2023 and December 31, 2022. The entire balance of restricted equity securities at December 31, 2023 and 2022 represents the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).
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
Loan Portfolio Composition
39 TriCo Bancshares 2023 10-K

The following table shows the Company’s loan balances, including net deferred loan fees, at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2023	2022	2021
Commercial real estate	4,394,802	$4,359,083	$3,306,054
Consumer	1,313,268	1,240,743	1,071,551
Commercial and industrial, excluding PPP	585,319	568,319	198,208
SBA PPP loans	1,136	1,602	61,147
Construction	347,198	211,560	222,281
Agriculture production	144,497	61,414	50,811
Leases	8,250	7,726	6,572
Total loans	$6,794,470	$6,450,447	$4,916,624
Allowance for credit losses	$(121,522)	$(105,680)	$(85,376)
The Company did not purchase any loans during 2023. During the year ended 2022, the Company acquired loans totaling $773.3 million in connection with the merger with VRB in March of 2022, inclusive of approximately $68.5 million in loans with credit deterioration. During 2021, the Company purchased pools of SFR 1-4 1st DT (consumer) loans totaling approximately $101.5 million inclusive of loan premiums. As of December 31, 2023 and 2022, the total remaining balances outstanding from these purchases equaled approximately $664.1 million and $804.3 million, respectively.
The following table shows the Company’s loan balances, including net deferred loan fees, as a percentage of total loans at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2023	2022	2021
Commercial real estate	64.7%	67.6%	67.2%
Consumer	19.3%	19.2%	21.8%
Commercial and industrial	8.7%	8.8%	5.3%
Construction	5.1%	3.3%	4.5%
Agriculture production	2.1%	1.0%	1.1%
Leases	0.1%	0.1%	0.1%
Total loans	100%	100%	100%
Allowance for credit losses	1.79%	1.64%	1.74%
At December 31, 2023, loans including net deferred loan costs, totaled $6.8 billion which was a 5.3% or $344.0 million increase over the balance at the end of December 31, 2022. At December 31, 2022, loans including net deferred loan costs, totaled $6.5 billion, which was a 31.2% or $1.5 billion increase over the balance at the end of December 31, 2021.
From time to time the Bank may be presented with the opportunity to purchase individual or pools of loans in whole or in part outside of a transaction that would be considered a business combination. As of December 31, 2023 and 2022, the outstanding carrying value of purchased loans that were not acquired in a business combination totaled $159.1 million and $167.0 million, respectively.
Asset Quality and Nonperforming Assets
Nonperforming Assets
The following tables set forth the amount of the Bank’s nonperforming assets as of the dates indicated. “Performing non-accrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both
40 TriCo Bancshares 2023 10-K

principal and interest is not expected, and are not well secured and in the process of collection:

	December 31,
(dollars in thousands)	2023	2022	2021	2019	2018
Performing nonaccrual loans	$25,380	$19,543	$27,713	$22,896	$11,266
Nonperforming nonaccrual loans	6,501	1,770	2,637	3,968	5,579
Total nonaccrual loans	31,881	21,313	30,350	26,864	16,845
Loans 90 days past due and still accruing	10	8	—	—	19
Total nonperforming loans	31,891	21,321	30,350	26,864	16,864
Foreclosed assets	2,705	3,439	2,594	2,844	2,541
Total nonperforming assets	$34,596	$24,760	$32,944	$29,708	$19,405
U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$877	$225	$756	$811	$992
Nonperforming assets to total assets	0.35%	0.25%	0.38%	0.39%	0.30%
Nonperforming loans to total loans	0.47%	0.33%	0.61%	0.56%	0.39%
Allowance for credit losses to nonperforming loans	381%	516%	281%	342%	182%

Changes in nonperforming assets during the year ended December 31, 2023
The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2023:

(in thousands)	Balance at December 31, 2022	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Balance at December 31, 2023
Commercial real estate:
CRE non-owner occupied	$1,739	$1,268	$(983)	$—	$—	$2,024
CRE owner occupied	4,938	15,884	(13,142)	(3,636)	(50)	3,994
Multifamily	125	—	(125)	—	—	—
Farmland	1,772	14,843	(2,131)	—	—	14,484
Total commercial real estate loans	8,574	31,995	(16,381)	(3,636)	(50)	20,502
Consumer:
SFR 1-4 1st DT	4,220	943	(2,247)	—	(105)	2,811
SFR HELOCs and junior liens	3,155	1,979	(1,496)	(67)	—	3,571
Other	76	345	(134)	(182)	—	105
Total consumer loans	7,451	3,267	(3,877)	(249)	(105)	6,487
Commercial and industrial	3,526	9,014	(6,148)	(3,879)	—	2,513
Construction	491	—	(424)	—	—	67
Agriculture production	1,279	4,340	(3,298)	—	—	2,321
Leases	—	—	—	—	—	—
Total nonperforming loans	21,321	48,616	(30,128)	(7,764)	(155)	31,890
Foreclosed assets	3,439	65	(323)	(631)	155	2,705
Total nonperforming assets	$24,760	$48,681	$(30,451)	$(8,395)	$—	$34,595
The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased by $9.8 million (39.7%) to $34.6 million at December 31, 2023 from $24.8 million at December 31, 2022. The increase in nonperforming assets during 2023 was the result of additions totaling $48.7 million, partially offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $30.1 million, and net charge-offs of $7.8 million.

41 TriCo Bancshares 2023 10-K

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
Nonperforming assets decreased by $8.1 million or 24.8% to $24.8 million at December 31, 2022 from $32.9 million at December 31, 2021. The decrease in nonperforming assets during 2022 was the result of net paydowns, sales or upgrades of nonperforming loans to performing status totaling $29.4 million, which was partially offset by $22.9 million of additions to non-performing loans and net charge-offs of $1.1 million.
42 TriCo Bancshares 2023 10-K

Changes in nonperforming assets during the three months ended December 31, 2023
The following table shows the activity in the balance of nonperforming assets for the quarter ended December 31, 2023:

(in thousands)	Balance at September 30, 2023	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs (1)	Transfers to Foreclosed Assets	Balance at December 31, 2023
Commercial real estate:
CRE non-owner occupied	$1,105	$921	$(2)	$—	$—	$2,024
CRE owner occupied	3,898	247	(73)	(28)	(50)	3,994
Multifamily	—	—	—	—	—	—
Farmland	11,707	3,009	(232)	—	—	14,484
Total commercial real estate loans	16,710	4,177	(307)	(28)	(50)	20,502
Consumer:
SFR 1-4 1st DT	2,884	53	(126)	—	—	2,811
SFR HELOCs and junior liens	3,158	602	(165)	(24)	—	3,571
Other	156	16	(51)	(16)	—	105
Total consumer loans	6,198	671	(342)	(40)	—	6,487
Commercial and industrial	2,950	685	(546)	(576)	—	2,513
Construction	71	—	(4)	—	—	67
Agriculture production	3,870	1,000	(2,549)	—	—	2,321
Leases	—	—	—	—	—	—
Total nonperforming loans	29,799	6,533	(3,748)	(644)	(50)	31,890
Foreclosed assets	2,852	—	(197)		50	2,705
Total nonperforming assets	$32,651	$6,533	$(3,945)	$(644)	$—	$34,595
(1) Charge-offs and write-downs exclude deposit overdraft charge-offs.
Nonperforming assets increased during the fourth quarter by $1.9 million or 5.8% to $34.6 million at December 31, 2023 compared to $32.7 million at September 30, 2023. The increase in nonperforming assets during the fourth quarter of 2023 was the result of new nonperforming loans of $6.5 million, that were partially offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $3.7 million, and net charge-offs of $0.6 million in non-performing loans.
43 TriCo Bancshares 2023 10-K

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
Nonperforming assets increased during the fourth quarter of 2022 by $3.8 million or 18.4% to $24.7 million at December 31, 2022 compared to $20.9 million at September 30, 2022. The increase in nonperforming assets during the fourth quarter of 2022 was the result of new nonperforming loans of $10.2 million, that were partially offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $6.0 million, and net charge-offs of $0.1 million in non-performing loans.
Allowance for Credit Losses - Investment Securities
The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. During the years ended December 31, 2023 and 2022, no allowance for credit losses nor impairment recognized in earnings related to available for sale investment securities was recorded.
Allowance for Credit Losses - Held to Maturity Investment Securities
In addition to credit losses associated with the Company's loan portfolio, the CECL standard requires that loss estimates be developed for securities classified as held-to-maturity (HTM). As of December 31, 2023, the Company's HTM investment portfolio had a carrying value of approximately $133.5 million and was comprised of $130.8 million in obligations backed by U.S. government agencies and $2.7 million in obligations of states and political subdivisions. As the 97.9% of the HTM portfolio consisted of investment securities where payment performance has an implicit or explicit guarantee from the U.S. government and where no history of credit losses exist, management believes that indicators for zero loss are present and therefore, no loss reserves were recognized in conjunction with the adoption of the CECL standard. Further, management separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. Based on this evaluation, management determined that the expected credit losses associated with these securities is less than significant for financial reporting purposes. Therefore, during the year ended December 31, 2023 as 2022, no allowance for credit losses related to HTM securities was recorded.
44 TriCo Bancshares 2023 10-K

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
The Components of the Allowance for Credit Losses
The following table sets forth the Bank’s allowance for credit losses related to loans as of the dates indicated (dollars in thousands):

	December 31,
(dollars in thousands)	2023	2022	2021	2020	2019
Allowance for credit losses:
Qualitative and forecast factor allowance	$84,291	$70,777	$59,855	$61,935	$12,146
Quantitative (Cohort) model allowance reserves	34,139	32,489	24,539	28,462	17,529
Total allowance for credit losses	118,430	103,266	84,394	90,397	29,675
Allowance for individually evaluated loans	3,092	2,414	982	1,450	935
Allowance for PCI loan losses	n/a	n/a	n/a	n/a	6
Total allowance for credit losses	$121,522	$105,680	$85,376	$91,847	$30,616
Ratio of allowance for credit losses to gross loans	1.79%	1.64%	1.74%	1.93%	0.71%
Based on the current conditions of the loan portfolio, management believes that the $121.5 million allowance for credit losses at December 31, 2023 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.
The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and includes improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date. Despite continued declines on a year over year comparative basis, core inflation remains elevated from wage pressures, and higher living costs such as housing, energy and food prices resulting in a rising rate environment for nearly all of 2023. Management notes the rapid intervals of rate increases by the Federal Reserve may create repricing risk for certain borrowers and continued inversion of the yield curve, creates informed expectations of the US potentially entering a recession within 12 months. While projected cuts in interest rates from the Federal Reserve during 2024 may improve this outlook, the uncertainty associated with the extent and timing of these potential reductions has inhibited a material benefit to forecasted reserve levels. As a result, management continues to believe that certain credit weaknesses are likely present in the overall economy and that it is appropriate to cautiously maintain a reserve level that incorporates such risk factors.

The following table summarizes the allocation of the allowance for credit losses between loan types:

	December 31,
(in thousands)	2023	2022	2021	2020	2019
Commercial real estate	$68,864	$61,381	$51,140	$53,693	$11,995
Consumer	27,453	24,639	23,474	25,148	10,084
Commercial and industrial	12,750	13,597	3,862	4,252	4,867
Construction	8,856	5,142	5,667	7,540	3,388
Agriculture production	3,589	906	1,215	1,209	261
Leases	10	15	18	5	21
Total allowance for credit losses	$121,522	$105,680	$85,376	$91,847	$30,616
45 TriCo Bancshares 2023 10-K

The following table summarizes the allocation of the allowance for credit losses between loan types as a percentage of the total allowance for credit losses:

	December 31,
	2023	2022	2021	2020	2019
Commercial real estate	56.7%	58.1%	59.9%	58.5%	39.2%
Consumer	22.6%	23.3%	27.5%	27.4%	32.9%
Commercial and industrial	10.5%	12.9%	4.5%	4.6%	15.9%
Construction	7.3%	4.9%	6.6%	8.2%	11.0%
Agriculture production	3.0%	0.9%	1.4%	1.3%	0.9%
Leases	—%	—%	0.1%	—%	0.1%
Total allowance for credit losses	100.0%	100.0%	100.0%	100.0%	100.0%
The following table summarizes the allocation of the allowance for credit losses between loan types as a percentage of total loans in each of the loan categories listed:

	December 31,
	2023	2022	2021	2020	2019
Commercial real estate	1.57%	1.41%	1.55%	1.82%	0.42%
Consumer	2.09%	1.99%	2.19%	2.62%	1.05%
Commercial and industrial	2.17%	2.39%	1.49%	0.81%	1.81%
Construction	2.55%	2.43%	2.55%	2.65%	1.36%
Agriculture production	2.48%	1.48%	2.39%	2.74%	1.82%
Leases	0.12%	0.19%	0.27%	0.13%	1.63%
Total allowance for credit losses	1.79%	1.64%	1.74%	1.93%	0.71%
The following tables summarize the net charge-off (recovery) activity in the allowance for credit/loan losses as a percentage of loans for the years indicated (dollars in thousands):

	Year ended December 31,
Ratios:	2023	2022	2021	2020	2019
Net charge-offs (recoveries) during period to average loans outstanding during period
Commercial real estate:
CRE non-owner occupied	—%	—%	—%	0.01%	(0.09)%
CRE owner occupied	0.38%	—%	(0.11)%	—%	0.13%
Multifamily	—%	—%	—%	—%	—%
Farmland	—%	0.01%	0.07%	0.12%	—%
Consumer:
SFR 1-4 1st DT liens	(0.02)%	—%	0.02%	(0.08)%	(0.01)%
SFR HELOCs and junior liens	(0.01)%	—%	0.33%	(0.06)%	(0.26)%
Other	0.50%	0.20%	0.32%	0.41%	0.54%
Commercial and industrial	0.60%	0.17%	0.28%	0.04%	0.64%
Construction	—%	—%	0.01%	—%	—%
Agriculture production	—%	—%	(0.05)%	(0.05)%	(0.02)%
Leases	—%	—%	—%	—%	—%
Provision for (benefit from) credit losses to average loans outstanding during period	0.35%	0.29%	(0.15)%	0.92%	(0.04)%
Allowance for credit losses to loans at year-end	1.79%	1.64%	1.74%	1.93%	0.71%
Generally, losses are triggered by non-performance by the borrower and calculated based on any difference between the current loan amount and the current value of the underlying collateral less any estimated costs associated with the disposition of the collateral.

46 TriCo Bancshares 2023 10-K

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

	Balance at December 31, 2022	Additions	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Balance at December 31, 2023
Land & Construction	$154	$—	$—	$—	$—	$154
Residential real estate	1,709	105	—	(127)	(14)	1,673
Commercial real estate	1,576	50	—	(79)	(669)	878
Total foreclosed assets	$3,439	$155	$—	$(206)	$(683)	$2,705

	Balance at December 31, 2021	Additions	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Balance at December 31, 2022
Land & Construction	$154	$313	$—	$(313)	$—	$154
Residential real estate	1,257	751	—	(392)	93	1,709
Commercial real estate	1,183	283	—	—	110	1,576
Total foreclosed assets	$2,594	$1,347	$—	$(705)	$203	$3,439

Deposit Portfolio Composition
The following table shows the Company’s deposit balances at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2023	2022	2021
Noninterest-bearing demand	$2,722,689	$3,502,095	$2,979,882
Interest-bearing demand	1,731,814	1,718,541	1,568,682
Savings	2,682,068	2,884,378	2,520,959
Time certificates, over $250,000	250,180	46,350	44,652
Other time certificates	447,287	177,649	252,984
Total deposits	$7,834,038	$8,329,013	$7,367,159
Total uninsured deposits were estimated to be approximately $2.4 billion and $2.7 billion at December 31, 2023 and 2022, respectively.
Long-Term Debt
See Note 13 to the consolidated financial statements at Part II, Item 8 of this report for information about the Company’s other borrowings and long-term debt.
Junior Subordinated Debt
See Note 14 to the consolidated financial statements at Part II, Item 8 of this report for information about the Company’s junior subordinated debt.
Equity
See Note 16 and Note 26 in the consolidated financial statements at Part II, Item 8 of this report for a discussion of shareholders’ equity and regulatory capital, respectively. Management believes that the Company’s capital is adequate to support anticipated growth, meet the cash dividend requirements of the Company and meet the future risk-based capital requirements of the Bank and the Company.
On February 25, 2021 the Board of Directors approved the authorization to repurchase up to 2,000,000 shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. In connection with approval of the 2021 Repurchase Plan, the Company’s previous repurchase program adopted on November 12, 2019 (the 2019 Repurchase Plan) was terminated. The following table shows the repurchases made by the Company during 2023 under the 2021 Plan:
47 TriCo Bancshares 2023 10-K

Period	Total number of shares purchased	Average price paid per share	Maximum number of shares remaining that may yet be purchased under the 2021 Plan
January 1, 2023 - December 31, 2023	150,000	$46.50	1,209,802
We repurchased no shares of the Company's common stock during the quarter ended December 31, 2023.
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
In the simulation of net interest income and market value of equity, the forecast balance sheet is processed against various interest rate scenarios. These various interest rate scenarios include a flat rate scenario, which assumes interest rates are unchanged in the future, and rate ramp and or shock scenarios including -300, -200, -100, +100, +200, and +300 basis points around the flat scenario. At December 31, 2023, the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was 5.25%. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.
The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous shock scenario over a twelve month period utilizing the Company's specific mix of interest earning assets and interest bearing liabilities as of December 31, 2023.

Interest Rate Risk Simulations: Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+300 (shock)	(8.9)%	(9.9)%
+200 (shock)	(6.0)%	(7.0)%
+100 (shock)	(2.8)%	(2.5)%
+ 0 (flat)	—	—
-100 (shock)	0.7%	(2.0)%
-200 (shock)	1.1%	(7.1)%
-300 (shock)	1.9%	(17.6)%
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
48 TriCo Bancshares 2023 10-K

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
The following interest rate sensitivity table shows the Company’s repricing gaps as of December 31, 2023. In this table transaction deposits, which may be repriced at will by the Company, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Company to appear liability sensitive. Because the Company may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates.
Due to the limitations of gap analysis, as described above, the Company does not actively use gap analysis in managing interest rate risk. Instead, the Company relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.
49 TriCo Bancshares 2023 10-K

As of December 31, 2023	Repricing within:
(dollars in thousands)	Less than 3 months	3 - 6 months	6 - 12 months	1 - 5 years	Over 5 years
Interest-earning assets:
Cash at Federal Reserve and other banks	$17,075	$—	$—	$—	$—
Securities	464,738	100,408	110,049	685,277	925,526
Loans	1,405,589	326,268	614,799	2,446,744	756,731
Total interest-earning assets	1,887,402	426,676	724,848	3,132,021	1,682,257
Interest-bearing liabilities
Transaction deposits	4,454,314	—	—	—	—
Time	260,580	218,181	148,218	70,488
Other borrowings	632,582	—	—	—	—
Junior subordinated debt	101,099	—	—	—	—
Total interest-bearing liabilities	$5,448,575	$218,181	$148,218	$70,488	$—
Interest sensitivity gap	$(3,561,173)	$208,495	$576,630	$3,061,533	$1,682,257
Cumulative sensitivity gap	$(3,561,173)	$(3,352,678)	$(2,776,048)	$285,485	$1,967,742
As a percentage of earning assets:
Interest sensitivity gap	(39.4)%	2.3%	6.4%	33.9%	18.6%
Cumulative sensitivity gap	(39.4)%	(37.1)%	(30.7)%	3.2%	21.8%

Liquidity
Liquidity refers to the Company’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash from investing activities totaled $28.6 million in 2023. Net increases in loan balances from both originations and purchases used approximately $345.9 million of cash, while proceeds from the maturity and sales of investment securities, net of purchases, provided approximately $385.6 million of cash.
Liquidity may also be impacted from liabilities through changes in deposits and borrowings outstanding. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2023, financing activities used funds totaling $176.0 million, resulting from a decline of $495.0 million in deposits, $39.9 million in dividend payment outflows, and an additional $9.2 million used toward the repurchase of common stock, partially offset by an increase in cash from short term borrowings totaling $368.0 million. The Company's primary sources of remaining available liquidity from available borrowings and in transit items include the following for the periods indicated:

(dollars in thousands)	December 31, 2023	December 31, 2022
Borrowing capacity at correspondent banks and FRB	$2,921,525	$2,815,574
Less: borrowings outstanding	(600,000)	(216,700)
Unpledged available-for-sale (AFS) investment securities	1,558,506	1,990,451
Cash held or in transit with FRB	51,253	56,910
Total primary liquidity	$3,931,284	$4,646,235

Estimated uninsured deposit balances	$2,371,000	$2,701,000
At December 31, 2023, the Company's primary sources of liquidity represented 50% of total deposits and 166% of estimated total uninsured (excluding collateralized municipal deposits and intercompany balances) deposits, respectively. As secondary sources of liquidity, the Company's held-to-maturity investment securities had a fair value of $125.1 million, including approximately $8.3 million in net unrealized losses. The Company did not utilize any brokered deposits during 2023 or 2022. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.
Liquidity is also provided or used through the results of operating activities. In 2023, operating activities provided cash of $138.9 million, primarily from net income of $117.4 million. In 2022, operating activities provided cash of $162.9 million, primarily from net income of $125.4 million.
50 TriCo Bancshares 2023 10-K

Loan demand during 2024 will depend in part on economic and competitive conditions. The Company emphasizes the solicitation of non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The outlook for deposit balances during 2024 is also subject to actions from the Federal Reserve, heightened competition, the success of the Company’s sales efforts, as well as the delivery of superior customer service and market conditions. The Federal Reserve's anticipated decrease in interest rates is expected to relieve some pressure on deposit margin expense, however, the competitive landscape for attracting and retaining deposit balances will continue to remain challenging during 2024. Therefore, due to concerns such as uncertainty in the general economic environment, political uncertainty, and loan demand, levels of customer deposits are not certain and forecasted changes in those balances are subject to significant volatility and uncertainty. Depending on economic conditions, interest rate levels, and a variety of other conditions, proceeds from the sale or maturity of investment securities may be used to fund loans, or reduce short-term borrowings. At December 31, 2023, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the foreseeable future.
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
The maturity distribution of certificates of deposit in denominations of $250,000 or more is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available.
Certificates of Deposit in Denominations of $250,000 or More

	Amounts as of December 31,
(dollars in thousands)	2023	2022
Time remaining until maturity:
Less than 3 months	$7,653	$12,978
3 months to 6 months	8,284	6,741
6 months to 12 months	17,662	11,451
More than 12 months	12,751	13,482
Total	$46,350	$44,652
Loan maturities
Loan demand also affects the Company’s liquidity position. The following table presents the maturities of loans, net of deferred loan costs, at December 31, 2023:
51 TriCo Bancshares 2023 10-K

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
Investment maturities
The maturity distribution and yields of the investment portfolio at December 31, 2023 is presented in the following tables. The timing of the maturities indicated in the tables below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. Yields on tax exempt securities are shown on a tax equivalent basis.

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Debt Securities Available for Sale
Obligations of US government agencies	$59,837	0.41%	$27,560	2.72%	$62,241	2.46%	$1,072,098	2.17%	$1,221,736	2.11%
Obligations of states and political subdivisions	718	3.43%	12,337	1.87%	63,579	3.22%	159,741	3.05%	236,375	3.03%
Corporate bonds	—	—%	—	—%	5,601	4.95%	—	—%	5,601	4.95%
Asset backed securities	—	—%	5,035	3.65%	214,904	6.76%	135,344	6.53%	355,283	6.63%
Non-agency collateralized mortgage obligations	21,220	—%	—	—%	8,008	2.20%	304,281	2.62%	333,509	2.74%
Total debt securities available for sale	$81,775	1.54%	$44,932	2.58%	$354,333	5.16%	$1,671,464	2.65%	$2,152,504	3.02%
Debt Securities Held to Maturity
Obligations of US government agencies	$—	—%	$4,722	2.27%	$87,506	2.77%	$38,595	2.59%	$130,823	2.70%
Obligations of states and political subdivisions	—	—%	1,107	4.52%	1,564	3.59%	—	—%	2,671	3.98%
Total debt securities held to maturity	$—	—%	$5,829	2.70%	$89,070	2.79%	$38,595	2.59%	$133,494	2.73%

52 TriCo Bancshares 2023 10-K

Off-Balance Sheet Items
The Bank has certain ongoing commitments under leases. See Note 11 of the financial statements at Part II, Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2023, commitments to extend credit and commitments related to the Bank’s deposit overdraft privilege product were the Bank’s only financial instruments with off-balance sheet risk. The Bank has not entered into any material contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $2.38 billion and $2.22 billion at December 31, 2023 and 2022, respectively, and represent 35.0% of the total loans outstanding at year-end 2023 versus 34.3% at December 31, 2022. Commitments related to the Bank’s deposit overdraft privilege product totaled $121.5 million and $126.6 million at December 31, 2023 and 2022, respectively.
Certain Contractual Obligations
The following chart summarizes certain contractual obligations of the Company as of December 31, 2023:

(dollars in thousands)	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Time deposits	$697,467	$626,979	$67,506	$2,982	$—
Overnight borrowing at FHLB, fixed rate, as of December 31, 2023 of 5.70%, payable on January 2, 2024	400,000	400,000	—	—	—
Term borrowing at FHLB, fixed rate, as of December 31, 2023 of 4.75%, payable on April 8, 2024	200,000	200,000	—	—	—
Junior subordinated debt:
TriCo Trust I(1)	20,619	—	—	—	20,619
TriCo Trust II(2)	20,619	—	—	—	20,619
North Valley Trust II(3)	5,602	—	—	—	5,602
North Valley Trust III(4)	4,472	—	—	—	4,472
North Valley Trust IV(5)	7,615	—	—	—	7,615
VRB Subordinated - 6%(6)	17,000	—	—	—	17,000
VRB Subordinated - 5%(7)	25,172	—	—	—	25,172
Operating lease obligations	28,261	5,755	13,779	4,319	4,408
Deferred compensation(8)	555	188	367	—	—
Supplemental retirement plans(8)	14,238	1,794	3,226	3,316	5,902
Total contractual obligations	$1,441,620	$1,234,716	$84,878	$10,617	$111,409
(1)Junior subordinated debt, adjustable rate of three-month SOFR plus 3.05%, callable in whole or in part by the Company on a quarterly basis beginning October 7, 2008, matures October 7, 2033.
(2)Junior subordinated debt, adjustable rate of three-month SOFR plus 2.55%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.
(3)Junior subordinated debt, adjustable rate of three-month SOFR plus 3.25%, callable in whole or in part by the Company on a quarterly basis beginning April 24, 2008, matures April 24, 2033.
(4)Junior subordinated debt, adjustable rate of three-month SOFR plus 2.80%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.
(5)Junior subordinated debt, adjustable rate of three-month SOFR plus 1.33%, callable in whole or in part by the Company on a quarterly basis beginning March 15, 2011, matures March 15, 2036.
(6)Junior subordinated debt, fixed rate of 6% until March 29, 2024, then floating rate of three-month SOFR plus 3.52% until maturity in 2029. Redeemable in whole or in part by the Company beginning March 29, 2024.
(7)Junior subordinated debt, fixed rate of 5% until August 27, 2025, then floating rate of 90-day average SOFR plus 4.90% until maturity in 2035. Redeemable in whole or in part by the Company beginning August 27, 2025.
(8)These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental retirement plans. See Note 22 in the financial statements at Part II, Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Market Risk Management” under Item 7 of this report which is incorporated herein.
53 TriCo Bancshares 2023 10-K

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

54 TriCo Bancshares 2023 10-K

TRICO BANCSHARES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	At December 31, 2023	At December 31, 2022
Assets:
Cash and due from banks	$81,626	$96,323
Cash at Federal Reserve and other banks	17,075	10,907
Cash and cash equivalents	98,701	107,230
Investment securities:
Marketable equity securities	2,634	2,598
Available for sale debt securities, at fair value (amortized cost of $2,384,325 and $2,742,987)	2,152,504	2,452,438
Held to maturity debt securities, at amortized cost, net of allowance for credit losses of $0	133,494	160,983
Restricted equity securities	17,250	17,250
Loans held for sale	458	1,846
Loans	6,794,470	6,450,447
Allowance for credit losses	(121,522)	(105,680)
Total loans, net	6,672,948	6,344,767
Premises and equipment, net	71,347	72,327
Cash value of life insurance	136,892	133,742
Accrued interest receivable	36,768	31,856
Goodwill	304,442	304,442
Other intangible assets, net	10,552	16,670
Operating leases, right-of-use	26,133	26,862
Other assets	245,966	257,975
Total assets	$9,910,089	$9,930,986
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,722,689	$3,502,095
Interest-bearing	5,111,349	4,826,918
Total deposits	7,834,038	8,329,013
Accrued interest payable	8,445	1,167
Operating lease liability	28,261	29,004
Other liabilities	145,982	159,741
Other borrowings	632,582	264,605
Junior subordinated debt	101,099	101,040
Total liabilities	8,750,407	8,884,570
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized; zero issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding: 33,268,102 and 33,331,513 at December 31, 2023 and 2022, respectively	697,349	697,448
Retained earnings	615,502	542,873
Accumulated other comprehensive loss, net of tax	(153,169)	(193,905)
Total shareholders’ equity	1,159,682	1,046,416
Total liabilities and shareholders’ equity	$9,910,089	$9,930,986
The accompanying notes are an integral part of these consolidated financial statements.
55 TriCo Bancshares 2023 10-K

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2023	2022	2021
Interest and dividend income:
Loans, including fees	$356,710	$285,375	$242,269
Investments:
Taxable securities	73,924	59,395	29,361
Tax exempt securities	5,120	5,199	3,568
Dividends	1,294	1,137	991
Interest bearing cash at Federal Reserve and other banks	1,306	4,399	858
Total interest and dividend income	438,354	355,505	277,047
Interest expense:
Deposits	55,087	4,689	3,318
Other borrowings	19,712	421	22
Junior subordinated debt	6,878	4,419	2,168
Total interest expense	81,677	9,529	5,508
Net interest income	356,677	345,976	271,539
Provision for (benefit from) credit losses	23,990	18,470	(6,775)
Net interest income after provision for (benefit from) credit losses	332,687	327,506	278,314
Noninterest income:
Service charges and fees	50,088	49,765	43,948
Commissions on sale of non-deposit investment products	4,517	3,986	3,668
Increase in cash value of life insurance	3,150	2,858	2,775
Gain on sale of loans	1,166	2,342	9,580
Loss on sale of investment securities	(284)	—	—
Other	2,763	4,095	3,693
Total noninterest income	61,400	63,046	63,664
Noninterest expense:
Salaries and related benefits	135,795	129,852	106,351
Other	97,387	86,793	71,924
Total noninterest expense	233,182	216,645	178,275
Income before income taxes	160,905	173,907	163,703
Provision for income taxes	43,515	48,488	46,048
Net income	$117,390	$125,419	$117,655
Earnings per share:
Basic	$3.53	$3.85	$3.96
Diluted	$3.52	$3.83	$3.94

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended December, 31
	2023	2022	2021
Net income	$117,390	$125,419	$117,655
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period, after reclassifications	41,365	(204,376)	(13,788)
Change in minimum pension liability, after reclassifications	(263)	8,101	2,602
Change in joint beneficiary agreement liability	(366)	1,389	(113)
Other comprehensive income (loss)	40,736	(194,886)	(11,299)
Comprehensive income (loss)	$158,126	$(69,467)	$106,356
The accompanying notes are an integral part of these consolidated financial statements.
56 TriCo Bancshares 2023 10-K

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	29,727,214	$530,835	$381,999	$12,280	$925,114
Net income			117,655		117,655
Other comprehensive income (loss)				(11,299)	(11,299)
Service condition RSU vesting		1,728			1,728
Market plus service condition RSU vesting		910			910
Stock options exercised	49,675	758			758
Service condition RSUs released	45,492				—
Market plus service condition RSUs released	19,272				—
Repurchase of common stock	(111,229)	(1,987)	(2,971)		(4,958)
Dividends paid ($1.00 per share)			(29,724)		(29,724)
Balance at December 31, 2021	29,730,424	532,244	466,959	981	1,000,184
Net income			125,419		125,419
Other comprehensive income (loss)				(194,886)	(194,886)
Service condition RSU vesting		2,883			2,883
Market plus service condition RSU vesting		986			986
Stock options exercised	63,325	1,190			1,190
Service condition RSUs released	50,076				—
Market plus service condition RSUs released	26,338				—
Issuance of common stock	4,105,518	173,585			173,585
Repurchase of common stock	(644,168)	(13,440)	(13,708)		(27,148)
Dividends paid ($1.10 per share)			(35,797)		(35,797)
Balance at December 31, 2022	33,331,513	697,448	542,873	(193,905)	1,046,416
Net income			117,390		117,390
Other comprehensive income (loss)				40,736	40,736
Service condition RSU vesting		2,806			2,806
Market plus service condition RSU vesting		1,319			1,319
Service condition RSUs released	81,902				—
Market plus service condition RSUs released	55,928				—
Stock options exercised	8,000	156			156
Issuance of common stock	—	—			—
Repurchase of common stock	(209,241)	(4,380)	(4,860)		(9,240)
Dividends paid ($1.20 per share)			(39,901)		(39,901)
Balance at December 31, 2023	33,268,102	$697,349	$615,502	$(153,169)	$1,159,682

The accompanying notes are an integral part of these consolidated financial statements.
57 TriCo Bancshares 2023 10-K

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2023	2022	2021
Operating activities:
Net income	$117,390	$125,419	$117,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	6,366	6,012	6,363
Amortization of intangible assets	6,118	6,334	5,464
Provision for (benefit from) credit losses on loans	23,990	18,470	(6,775)
Amortization of investment securities premium, net	312	6,641	6,685
Loss on sale of investment securities	284	—	—
Originations of loans for resale	(43,313)	(71,600)	(217,210)
Proceeds from sale of loans originated for resale	45,467	74,922	227,938
Gain on sale of loans	(1,166)	(2,342)	(9,580)
Change in market value of mortgage servicing rights	506	(301)	872
Gain on sale of real estate owned, net	(18)	(166)	—
Deferred income tax expense	(2,399)	(8,022)	(936)
Gain on transfer of loans to real estate owned	(114)	(316)	(233)
Operating lease payments	(6,378)	(5,904)	(4,964)
Loss (gain) on disposal of fixed assets	23	(1,070)	(439)
Increase in cash value of life insurance	(3,150)	(2,858)	(2,775)
Gain on life insurance death benefit	—	(309)	(702)
(Gain) loss on marketable equity securities	(36)	340	86
Equity compensation vesting expense	4,125	3,869	2,638
Change in value of other real estate	797	113	9
Amortization of operating lease right of use asset	6,364	6,033	5,452
Change in:
Interest receivable	(4,912)	(9,170)	712
Interest payable	7,278	(287)	(434)
Other assets and liabilities, net	(18,647)	17,087	2,381
Net cash from operating activities	138,887	162,895	132,207
Investing activities:
Cash acquired in acquisition; net of consideration paid	—	426,883	—
Maturities and principal repayments of securities available for sale	321,738	267,830	371,632
Maturities and principal repayments of securities held to maturity	27,260	38,399	83,929
Proceeds from sale of available for sale securities	71,024	—	—
Purchases of securities available for sale	(34,468)	(699,035)	(1,190,690)
Loan origination and principal collections, net	(345,902)	(739,037)	(45,812)
Loans purchased	(6,423)	(22,845)	(108,433)
Proceeds from sale of real estate owned	224	873	1,526
Proceeds from sale of premises and equipment	—	6,690	2,743
Purchases of premises and equipment	(4,886)	(3,623)	(3,196)
Life insurance proceeds	—	641	4,490
Net cash from (used in) investing activities	28,567	(723,224)	(883,811)
Financing activities:
Net change in deposits	(494,975)	(253,625)	861,225
Net change in other borrowings	367,977	214,518	23,173
Repurchase of common stock, net	(9,240)	(27,148)	(4,344)
Dividends paid	(39,901)	(35,797)	(29,724)
Exercise of stock options, net	156	1,190	144
Net cash (used in) from financing activities	(175,983)	(100,862)	850,474
Net change in cash and cash equivalents	(8,529)	(661,191)	98,870
Cash and cash equivalents at beginning of year	107,230	768,421	669,551
Cash and cash equivalents at end of year	$98,701	$107,230	$768,421

	Year ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$74,399	$9,290	$5,942
Cash paid for income taxes	$45,300	$41,000	$46,300
Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$58,727	$(290,157)	$(19,575)
Loans transferred to foreclosed assets	$155	$1,349	$1,052
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	$2,266	$2,522	$2,118
Obligations incurred in conjunction with leased assets	$4,300	$6,149	$2,883
Business combination (1)

(1) In the year ended 2022, the VRB acquisition included fair value tangible assets acquired of $1.37 billion, liabilities assumed of $1.28 billion, resulting in goodwill of $0.09 billion.
The accompanying notes are an integral part of these consolidated financial statements.
58 TriCo Bancshares 2023 10-K

TRICO BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021
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
The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. All adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. The financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1.8 million are accounted for under the equity method and, accordingly, are included in other assets on the consolidated balance sheets. The subordinated debentures issued and guaranteed by the Company and held by the Capital Trusts are reflected as debt on the Company’s consolidated balance sheets.
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
Non-Marketable and Other Equity Securities
Non-marketable and other equity securities include qualified public welfare investments and venture capital/private equity funds. Our accounting for investments in non-marketable and other equity securities depends on several factors, including the level of ownership, power to control and the legal structure of the subsidiary making the investment. We base our accounting for such securities on: (i) fair value accounting, (ii) measurement alternative for other investments without a readily determinable fair value, and (iii) equity method accounting. During the twelve months ended December 31, 2023 and 2022, the Company recognized an insignificant amount of earnings and losses in the consolidated statements of net income related to changes in the fair value of non-marketable and other equity securities.
59 TriCo Bancshares 2023 10-K

Debt Securities
The Company classifies its debt securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term and changes in the value of these securities are recorded through earnings. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. AFS securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Discounts are amortized or accreted over the expected life of the related investment security as an adjustment to yield using the effective interest method. Premiums on callable debt securities are generally amortized to the earliest call date of the security with the exception of mortgage backed securities, where estimated prepayments, if any, are considered. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. The Company did not have any debt securities classified as trading during the three year period ended December 31, 2023.
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2023, 2022 and 2021.
The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the years ended December 31, 2023, 2022 or 2021.
For HTM debt securities, the Company measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on held-to-maturity (HTM) debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current condition and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these HTM investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized during the years ended December 31, 2023, 2022 or 2021.
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
60 TriCo Bancshares 2023 10-K

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
Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Historical credit loss experience provides the basis for the estimation of expected credit losses, which captures loan balances as of a point in time to form a cohort, then tracks the respective losses generated by that cohort of loans over the remaining life. The Company identified and accumulated loan cohort historical loss data beginning with the fourth quarter of 2008 and through the current period. In situations where the Company's actual loss history was not statistically relevant, the loss history of peers, defined as financial institutions with assets greater than three billion and less than ten billion, were utilized to create a minimum loss rate. Adjustments to historical loss information are made for differences in relevant current loan-specific risk characteristics, such as historical timing of losses relative to the loan origination. In its loss forecasting framework, the Company incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios incorporate variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to changes in environmental conditions, such as California unemployment rates, household debt levels, and the pace of change in corporate bond yields. The Company also considers macroeconomic forecasts to estimate the ACL.
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
61 TriCo Bancshares 2023 10-K

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
62 TriCo Bancshares 2023 10-K

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
63 TriCo Bancshares 2023 10-K

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
64 TriCo Bancshares 2023 10-K

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
Most of our revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as our loans and investment securities. In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2023 and December 31, 2022, the Company did not have any significant contract balances. The Company has evaluated the nature of its revenue streams and determined that further disaggregation of revenue into more granular categories beyond what is presented in Note 18 was not necessary. The following are descriptions of revenues within the scope of ASC 606.
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
65 TriCo Bancshares 2023 10-K

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
Accounting Standards Adopted in 2023
In March 2022, the FASB issued ASU 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this Update eliminated the TDR recognition and measurement guidance and, instead, required that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhanced existing disclosure requirements and introduced new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Furthermore, the amendments in this Update required that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The Company adopted these amendments on January 1, 2023 and has observed no significant impact on the consolidated financial statements.
Accounting Standards Pending Adoption
FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU was issued to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. This ASU is effective for fiscal years beginning after December 15, 2024. The adoption of this accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements but will result in the expansion of the income tax disclosures.
FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU was issued to address stakeholder requests for more detailed information about expenses within each reportable segment and address disclosure requirements there within. The amendments retain existing disclosure requirements, and expand upon them for both interim and annual reporting periods. In addition, entities with a single reportable segment must now provide all segment disclosures required, including the new disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements but will result in inclusion of certain segment reporting requirements not previously required.
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
FASB issued ASU 2023-02, Investments – Equity Method and Joint Ventures: Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The adoption of this accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.
66 TriCo Bancshares 2023 10-K

Note 2 - Business Combinations
On March 25, 2022, the Company completed its acquisition of Valley Republic Bancorp (VRB), including the merger of Valley Republic Bank into Tri Counties Bank, with Tri Counties Bank as the surviving entity, in accordance with the terms of the merger agreement dated as of July 27, 2021. The cash and stock transaction was valued at $174.0 million in aggregate, based on TriCo's closing stock price of $42.48 on March 25, 2022. Under the terms of the merger agreement, the Company issued 4,105,518 shares, in addition to approximately $0.4 million in cash paid out for settlement of stock option awards at VRB.

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
67 TriCo Bancshares 2023 10-K

Note 3 – Investment Securities
The amortized cost and estimated fair values of investment securities classified as available for sale and held to maturity are summarized in the following tables:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,386,772	$2	$(165,037)	$1,221,737
Obligations of states and political subdivisions	262,879	268	(26,772)	236,375
Corporate bonds	6,173	—	(571)	5,602
Asset backed securities	359,214	255	(4,188)	355,281
Non-agency collateralized mortgage obligations	369,287	—	(35,778)	333,509
Total debt securities available for sale	$2,384,325	$525	$(232,346)	$2,152,504
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$130,823	$—	$(8,331)	$122,492
Obligations of states and political subdivisions	2,671	6	(43)	2,634
Total debt securities held to maturity	$133,494	$6	$(8,374)	$125,126

There was no allowance for credit losses recorded for the held to maturity debt portfolio as of or for the years ended December 31, 2023 and 2022.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,568,408	$3	$(195,642)	$1,372,769
Obligations of states and political subdivisions	332,625	401	(39,821)	293,205
Corporate bonds	6,164	—	(413)	5,751
Asset backed securities	454,943	17	(15,193)	439,767
Non-agency collateralized mortgage obligations	380,847	—	(39,901)	340,946
Total debt securities available for sale	$2,742,987	$421	$(290,970)	$2,452,438
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$154,830	$2	$(11,013)	$143,819
Obligations of states and political subdivisions	6,153	13	(47)	6,119
Total debt securities held to maturity	$160,983	$15	$(11,060)	$149,938
During the year ended December 31, 2023, proceeds from sales of debt securities totaled $71.0 million, resulting in gross losses of $0.3 million. There were no sales of debt securities during the years ended 2022 and 2021, respectively. Investment securities with an aggregate carrying value of $702.2 million and $595.8 million at December 31, 2023 and 2022, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.
The amortized cost and estimated fair value of debt securities at December 31, 2023 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2023, obligations of U.S. government and agencies with an amortized cost basis totaling $1.4 billion consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At December 31, 2023, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.7 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.
68 TriCo Bancshares 2023 10-K

December 31, 2023	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$83,239	$81,775	$—	$—
Due after one year through five years	47,769	44,932	5,829	5,640
Due after five years through ten years	367,733	354,333	89,070	83,726
Due after ten years	1,885,584	1,671,464	38,595	35,760
Totals	$2,384,325	$2,152,504	$133,494	$125,126
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2023	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$224	$—	$1,221,320	$(165,037)	$1,221,544	$(165,037)
Obligations of states and political subdivisions	6,229	(75)	216,497	(26,697)	222,726	(26,772)
Corporate bonds	—	—	5,602	(571)	5,602	(571)
Asset backed securities	15,928	(93)	264,731	(4,095)	280,659	(4,188)
Non-agency collateralized mortgage obligations	44,276	(583)	289,233	(35,195)	333,509	(35,778)
Total debt securities available for sale	$66,657	$(751)	$1,997,383	$(231,595)	$2,064,040	$(232,346)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$122,259	$(8,331)	$122,259	$(8,331)
Obligations of states and political subdivisions	—	—	1,012	(43)	1,012	(43)
Total debt securities held to maturity	$—	$—	$123,271	$(8,374)	$123,271	$(8,374)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2022	(in thousands)
Debt Securities Available for Sale
Obligations of U.S. government agencies	$766,612	$(134,234)	$605,615	$(61,408)	$1,372,227	$(195,642)
Obligations of states and political subdivisions	43,282	(12,917)	219,532	(26,904)	262,814	(39,821)
Corporate bonds	—	—	5,751	(413)	5,751	(413)
Asset backed securities	205,329	(10,238)	231,703	(4,955)	437,032	(15,193)
Non-agency collateralized mortgage obligations	203,620	(36,480)	123,075	(3,421)	326,695	(39,901)
Total securities available for sale	$1,218,843	$(193,869)	$1,185,676	$(97,101)	$2,404,519	$(290,970)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$143,577	$(11,013)	$143,577	$(11,013)
Obligations of states and political subdivisions	—	—	4,530	(47)	4,530	(47)
Total debt securities held to maturity	$—	$—	$148,107	$(11,060)	$148,107	$(11,060)
Obligations of U.S. government agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2023, 165 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 11.90% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a
69 TriCo Bancshares 2023 10-K

price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2023, 153 debt security representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 10.73% from the Company’s amortized cost basis.
Corporate bonds: The unrealized losses on investments in corporate bonds were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses as of and for the year ended December 31, 2023. At December 31, 2023, 6 asset backed securities had unrealized losses with aggregate depreciation of 9.25% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. At the time of purchase, each of these securities were rated AA or AAA and through December 31, 2023 have not experienced any deterioration in credit rating. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2023, 35 asset backed securities had unrealized losses with aggregate depreciation of 1.47% from the Company’s amortized cost basis.
Non-agency collateralized mortgage obligations: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses as of and for the year ended December 31, 2023. At December 31, 2023, 24 asset backed securities had unrealized losses with aggregate depreciation of 9.69% from the Company’s amortized cost basis.
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
The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	December 31, 2023		December 31, 2022
	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
	(In thousands)		(In thousands)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$130,823	$—	$154,830	$—
Obligations of states and political subdivisions	2,671	—	6,153	—
Total debt securities held to maturity	$133,494	$—	$160,983	$—

70 TriCo Bancshares 2023 10-K

Note 4 – Loans
A summary of loan balances follows:

(in thousands)	December 31, 2023	December 31, 2022
Commercial real estate:
CRE non-owner occupied	$2,217,806	$2,149,725
CRE owner occupied	956,440	984,807
Multifamily	949,502	944,537
Farmland	271,054	280,014
Total commercial real estate loans	4,394,802	4,359,083
Consumer:
SFR 1-4 1st DT liens	883,438	790,349
SFR HELOCs and junior liens	356,813	393,666
Other	73,017	56,728
Total consumer loans	1,313,268	1,240,743
Commercial and industrial	586,455	569,921
Construction	347,198	211,560
Agriculture production	144,497	61,414
Leases	8,250	7,726
Total loans, net of deferred loan fees and discounts	$6,794,470	$6,450,447
Total principal balance of loans owed, net of charge-offs	$6,834,935	$6,496,210
Unamortized net deferred loan fees	(15,826)	(15,275)
Discounts to principal balance of loans owed, net of charge-offs	(24,639)	(30,488)
Total loans, net of unamortized deferred loan fees and discounts	$6,794,470	$6,450,447
Allowance for credit losses	$(121,522)	$(105,680)

In March 2020, the Small Business Administration ("SBA") Paycheck Protection Program ("PPP") was created to help small businesses keep workers employed during the COVID-19 crisis. As of December 31, 2023 and 2022, the total gross balance outstanding of PPP loans, which are included in commercial and industrial loans above, was $1.1 million and $1.6 million, respectively. During the year ended December 31, 2023, the Company recognized an insignificant amount of fees on PPP loans, as compared with $2.1 million and $14.1 million for the years ended December 31, 2022 and 2021, respectively. The SBA ended PPP and did not accept new borrowing applications, effective May 31, 2021.
Note 5 – Allowance for Credit Losses
The ACL was $121.5 million as of December 31, 2023 as compared to $105.7 million at December 31, 2022. The provision for credit losses on loans of $22.5 million during the year ended December 31, 2023 was comprised of $13.5 million in qualitative reserves, $2.4 million in quantitative reserves and $6.6 million in net charge-offs. The quantitative components of the ACL increased reserve requirements due largely to the continued rise in corporate debt yields and increasing uncertainty within global markets. This forecast data continues to evolve and includes improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date. Despite continued declines on a year over year comparative basis, core inflation remains elevated from wage pressures, and higher living costs such as housing, energy and food prices resulting from a rising rate environment for nearly all of 2023. Management notes the rapid intervals of rate increases by the Federal Reserve may create repricing risk for certain borrowers and continued inversion of the yield curve, creates informed expectations of the US potentially entering a recession within 12 months. While projected cuts in interest rates from the Federal Reserve during 2024 may improve this outlook, the uncertainty associated with the extent and timing of these potential reductions has inhibited a material benefit to forecasted reserve levels. Furthermore, political uncertainty continues to exist within certain foreign markets that play a critical role within segments of the U.S economy. As a result, management continues to believe that certain credit weaknesses are likely present in the overall economy and that it is appropriate to cautiously maintain a reserve level that incorporates such risk factors.
The remaining increase in the allowance for credit reserves related to quantitative metrics was the result of organic loan growth and changes in credit quality associated with levels of classified, past due and non-performing loans in addition to changes in qualitative factors.
71 TriCo Bancshares 2023 10-K

The table below sets forth the components of the Company’s allowance for credit losses as of the dates indicated:

(dollars in thousands)	December 31, 2023	December 31, 2022
Allowance for credit losses:
Qualitative and forecast factor allowance	$84,291	$70,777
Quantitative (Cohort) model allowance	34,139	32,489
Total allowance for credit losses	118,430	103,266
Allowance for individually evaluated loans	3,092	2,414
Total allowance for credit losses	$121,522	$105,680

The following table provides a summary of loans and leases purchased as part of the VRB acquisition with credit deterioration (PCD) at acquisition:

	As of March 25, 2022
(in thousands)	Commercial Real Estate	Consumer	Commercial and Industrial	Construction	Agriculture Production	Total
Par value	$27,237	$3,877	$2,674	$25,645	$9,080	$68,513
ACL at acquisition	(1,573)	(144)	(81)	(201)	(38)	(2,037)
Non-credit discount	(2,305)	(360)	(47)	(232)	(12)	(2,956)
Purchase price	$23,359	$3,373	$2,546	$25,212	$9,030	$63,520

The following tables summarize the activity in the allowance for credit losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Credit Losses – December 31, 2023
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision for (Benefit from) Credit Losses	Ending Balance
Commercial real estate:
CRE non-owner occupied	$30,962	$—	$—	$4,115	$35,077
CRE owner occupied	14,014	(3,637)	2	4,702	15,081
Multifamily	13,132	—	—	1,286	14,418
Farmland	3,273	—	—	1,015	4,288
Total commercial real estate loans	61,381	(3,637)	2	11,118	68,864
Consumer:
SFR 1-4 1st DT liens	11,268	—	262	2,479	14,009
SFR HELOCs and junior liens	11,413	(66)	723	(1,797)	10,273
Other	1,958	(558)	190	1,581	3,171
Total consumer loans	24,639	(624)	1,175	2,263	27,453
Commercial and industrial	13,597	(3,879)	316	2,716	12,750
Construction	5,142	—	—	3,714	8,856
Agriculture production	906	—	34	2,649	3,589
Leases	15	—	—	(5)	10
Allowance for credit losses on loans	105,680	(8,140)	1,527	22,455	121,522
Reserve for unfunded commitments	4,315	—	—	1,535	5,850
Total	$109,995	$(8,140)	$1,527	$23,990	$127,372
72 TriCo Bancshares 2023 10-K

	Allowance for Credit Losses – December 31, 2022
(in thousands)	Beginning Balance	ACL on PCD Loans	Charge-offs	Recoveries	Provision for (Benefit from) Credit Losses	Ending Balance
Commercial real estate:
CRE non-owner occupied	$25,739	$746	$—	$1	$4,476	$30,962
CRE owner occupied	10,691	63	—	2	3,258	14,014
Multifamily	12,395	—	—	—	737	13,132
Farmland	2,315	764	(294)	—	488	3,273
Total commercial real estate loans	51,140	1,573	(294)	3	8,959	61,381
Consumer:
SFR 1-4 1st DT liens	10,723	144	—	79	322	11,268
SFR HELOCs and junior liens	10,510	—	(22)	429	496	11,413
Other	2,241	—	(572)	235	54	1,958
Total consumer loans	23,474	144	(594)	743	872	24,639
Commercial and industrial	3,862	81	(697)	1,157	9,194	13,597
Construction	5,667	201	—	—	(726)	5,142
Agriculture production	1,215	38	—	4	(351)	906
Leases	18	—	—	—	(3)	15
Allowance for credit losses on loans	85,376	2,037	(1,585)	1,907	17,945	105,680
Reserve for unfunded commitments	3,790	—	—	—	525	4,315
Total	$89,166	$2,037	$(1,585)	$1,907	$18,470	$109,995

	Allowance for Credit Losses – December 31, 2021
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision for (Benefit from) Credit Losses	Ending Balance
Commercial real estate:
CRE non-owner occupied	$29,380	$—	$12	$(3,653)	$25,739
CRE owner occupied	10,861	(18)	794	(946)	10,691
Multifamily	11,472	—	—	923	12,395
Farmland	1,980	(126)	—	461	2,315
Total commercial real estate loans	53,693	(144)	806	(3,215)	51,140
Consumer:
SFR 1-4 1st DT liens	10,117	(145)	13	738	10,723
SFR HELOCs and junior liens	11,771	(29)	1,127	(2,359)	10,510
Other	3,260	(577)	361	(803)	2,241
Total consumer loans	25,148	(751)	1,501	(2,424)	23,474
Commercial and industrial	4,252	(1,470)	755	325	3,862
Construction	7,540	(27)	—	(1,846)	5,667
Agriculture production	1,209	—	24	(18)	1,215
Leases	5	—	—	13	18
Allowance for credit losses on loans	91,847	(2,392)	3,086	(7,165)	85,376
Reserve for unfunded commitments	3,400	—	—	390	3,790
Total	$95,247	$(2,392)	$3,086	$(6,775)	$89,166
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including, but not limited to, trends relating to (i) the level of criticized and classified loans, (ii) net charge-offs, (iii) non-performing loans, and (iv) delinquency within the portfolio. The Company analyzes loans individually to classify the loans as to credit risk and grading. This analysis is performed annually for all outstanding balances greater than $1.0 million and non-homogeneous loans, such as commercial real estate loans, unless other indicators, such as delinquency, trigger more frequent evaluation. Loans below the $1.0 million threshold and homogenous in nature are evaluated as needed for proper grading based on delinquency and borrower credit scores.
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
73 TriCo Bancshares 2023 10-K

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
The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$180,326	$413,863	$290,210	$137,656	$206,408	$792,875	$141,686	$—	$2,163,024
Special Mention	—	1,329	—	5,281	17,093	14,174	1,247	—	39,124
Substandard	—	—	767	—	2,139	12,540	212	—	15,658
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$180,326	$415,192	$290,977	$142,937	$225,640	$819,589	$143,145	$—	$2,217,806
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$71,288	$196,915	$190,384	$118,457	$59,220	$268,990	$23,740	$—	$928,994
Special Mention	—	5,773	1,513	2,754	703	2,678	—	—	13,421
Substandard	—	2,972	7,835	—	111	3,107	—	—	14,025
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$71,288	$205,660	$199,732	$121,211	$60,034	$274,775	$23,740	$—	$956,440
Current period gross charge-offs	$—	$—	$—	$1,380	$—	$2,228	$29	$—	$3,637
74 TriCo Bancshares 2023 10-K

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
Multifamily risk ratings
Pass	$28,445	$177,032	$279,660	$89,106	$104,108	$225,446	$33,470	$—	$937,267
Special Mention	—	—	11,914	—	—	321	—	—	12,235
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily loans	$28,445	$177,032	$291,574	$89,106	$104,108	$225,767	$33,470	$—	$949,502
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$21,729	$46,398	$37,134	$16,006	$16,780	$41,663	$50,857	$—	$230,567
Special Mention	—	2,170	5,802	51	261	734	—	—	9,018
Substandard	101	813	9,053	377	—	13,266	7,859	—	31,469
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$21,830	$49,381	$51,989	$16,434	$17,041	$55,663	$58,716	$—	$271,054
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$135,741	$189,920	$260,870	$125,081	$29,568	$126,975	$—	$4,079	$872,234
Special Mention	71	—	—	—	—	1,948	—	27	2,046
Substandard	—	140	1,296	1,490	531	5,265	—	436	9,158
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$135,812	$190,060	$262,166	$126,571	$30,099	$134,188	$—	$4,542	$883,438
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR HELOCs and Junior Liens risk ratings
Pass	$297	$—	$—	$—	$—	$96	$343,698	$6,444	$350,535
Special Mention	—	—	—	—	—	—	2,274	138	2,412
Substandard	—	—	—	—	—	—	3,212	654	3,866
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$297	$—	$—	$—	$—	$96	$349,184	$7,236	$356,813
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$66	$66

Consumer loans:
Other risk ratings
Pass	$34,441	$9,061	$8,908	$7,419	$6,825	$4,619	$659	$—	$71,932
Special Mention	21	54	203	63	54	37	18	—	450
Substandard	87	183	164	30	116	52	3	—	635
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$34,549	$9,298	$9,275	$7,512	$6,995	$4,708	$680	$—	$73,017
Current period gross charge-offs	$376	$82	$—	$36	$39	$9	$16	$—	$558
75 TriCo Bancshares 2023 10-K

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$70,930	$83,184	$51,455	$9,504	$10,193	$7,636	$340,858	$318	$574,078
Special Mention	33	663	237	83	—	178	1,126	—	2,320
Substandard	—	2,014	782	103	4	762	6,318	74	10,057
Doubtful/Loss	—		—	—	—	—	—	—	—
Total commercial and industrial loans	$70,963	$85,861	$52,474	$9,690	$10,197	$8,576	$348,302	$392	$586,455
Current period gross charge-offs	$153	$287	$240	$2,285	$—	$—	$896	$18	$3,879

Construction loans:
Construction risk ratings
Pass	$56,378	$136,294	$85,144	$47,632	$4,583	$6,518	$—	$—	$336,549
Special Mention	—	10,582	—	—	—	—	—	—	10,582
Substandard	—	—	—	—	67	—	—	—	67
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$56,378	$146,876	$85,144	$47,632	$4,650	$6,518	$—	$—	$347,198
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$945	$2,749	$1,595	$396	$620	$8,491	$114,935	$—	$129,731
Special Mention	—	183	543	176	—	—	11,302	—	12,204
Substandard	—	—	—	—	—	—	2,562	—	2,562
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$945	$2,932	$2,138	$572	$620	$8,491	$128,799	$—	$144,497
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Leases:
Lease risk ratings
Pass	$8,250	$—	$—	$—	$—	$—	$—	$—	$8,250
Special Mention									—
Substandard									—
Doubtful/Loss									—
Total leases	$8,250	$—	$—	$—	$—	$—	$—	$—	$8,250
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$608,770	$1,255,416	$1,205,360	$551,257	$438,305	$1,483,309	$1,049,903	$10,841	$6,603,161
Special Mention	125	20,754	20,212	8,408	18,111	20,070	15,967	165	103,812
Substandard	188	6,122	19,897	2,000	2,968	34,992	20,166	1,164	87,497
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$609,083	$1,282,292	$1,245,469	$561,665	$459,384	$1,538,371	$1,086,036	$12,170	$6,794,470
Current period gross charge-offs	$529	$369	$240	$3,701	$39	$2,237	$941	$84	$8,140
76 TriCo Bancshares 2023 10-K

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2022
(in thousands)	2022	2021	2020	2019	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$399,910	$304,636	$152,960	$221,659	$147,842	$748,994	$123,794	$—	$2,099,795
Special Mention	—	—	—	20,033	—	21,681	1,346	—	43,060
Substandard	—	864	768	—	1,059	4,179	—	—	6,870
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$399,910	$305,500	$153,728	$241,692	$148,901	$774,854	$125,140	$—	$2,149,725

Commercial real estate:
CRE owner occupied risk ratings
Pass	$210,101	$197,787	$120,929	$64,244	$49,755	$251,137	$43,343	$—	$937,296
Special Mention	131	16,296	234	731	—	6,971	879	—	25,242
Substandard	3,213	—	5,249	1,893	1,103	10,654	157	—	22,269
Doubtful/Loss									—
Total CRE owner occupied risk ratings	$213,445	$214,083	$126,412	$66,868	$50,858	$268,762	$44,379	$—	$984,807

Commercial real estate:
Multifamily risk ratings
Pass	$159,318	$290,170	$96,937	$108,586	$106,287	$154,125	$28,989	$—	$944,412
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	125	—	—	125
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily loans	$159,318	$290,170	$96,937	$108,586	$106,287	$154,250	$28,989	$—	$944,537

Commercial real estate:
Farmland risk ratings
Pass	$47,067	$53,275	$16,739	$18,589	$12,386	$34,528	$53,684	$—	$236,268
Special Mention	3,139	783	246	5,000	—	3,991	14,275	—	27,434
Substandard	—	—	1,772	765	3,158	7,094	3,523	—	16,312
Doubtful/Loss									—
Total farmland loans	$50,206	$54,058	$18,757	$24,354	$15,544	$45,613	$71,482	$—	$280,014

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$194,933	$265,370	$131,922	$33,395	$28,545	$115,469	$8	$2,924	$772,566
Special Mention	—	—	1,531	282	3,277	5,854	—	465	11,409
Substandard	—	1,204	—	—	1,004	3,521	—	645	6,374
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$194,933	$266,574	$133,453	$33,677	$32,826	$124,844	$8	$4,034	$790,349
77 TriCo Bancshares 2023 10-K

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2022
(in thousands)	2022	2021	2020	2019	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
SFR HELOCs and Junior Liens risk ratings
Pass	$505	$—	$—	$—	$—	$127	$378,939	$8,462	$388,033
Special Mention	—	—	—	—	—	—	1,842	81	1,923
Substandard	—	—	—	—	—	—	3,072	638	3,710
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$505	$—	$—	$—	$—	$127	$383,853	$9,181	$393,666

Consumer loans:
Other risk ratings
Pass	$14,070	$12,990	$10,211	$10,650	$5,225	$1,945	$899	$—	$55,990
Special Mention	—	18	77	135	176	32	47	—	485
Substandard	—	—	42	92	—	96	23	—	253
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$14,070	$13,008	$10,330	$10,877	$5,401	$2,073	$969	$—	$56,728

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$125,710	$64,966	$17,746	$23,131	$7,628	$5,051	$297,341	$483	$542,056
Special Mention	3,032	139	21	49	138	768	11,547	—	15,694
Substandard	1,293	1,142	5,179	14	33	611	3,798	101	12,171
Doubtful/Loss									—
Total commercial and industrial loans	$130,035	$66,247	$22,946	$23,194	$7,799	$6,430	$312,686	$584	$569,921

Construction loans:
Construction risk ratings
Pass	$72,840	$72,308	$43,409	$15,358	$2,159	$4,900	$—	$—	$210,974
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	457	—	129	—	—	586
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$72,840	$72,308	$43,409	$15,815	$2,159	$5,029	$—	$—	$211,560

Agriculture production loans:
Agriculture production risk ratings
Pass	$3,414	$2,777	$1,149	$1,104	$8,902	$1,058	$38,425	$—	$56,829
Special Mention	—	—	—	—	90	31	1,632	—	1,753
Substandard	—	—	—	—	—	—	2,832	—	2,832
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$3,414	$2,777	$1,149	$1,104	$8,992	$1,089	$42,889	$—	$61,414
78 TriCo Bancshares 2023 10-K

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2022
(in thousands)	2022	2021	2020	2019	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Leases:
Lease risk ratings
Pass	$7,726	$—	$—	$—	$—	$—	$—	$—	$7,726
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$7,726	$—	$—	$—	$—	$—	$—	$—	$7,726

Total loans outstanding:
Risk ratings
Pass	$1,235,594	$1,264,279	$592,002	$496,716	$368,729	$1,317,334	$965,422	$11,869	$6,251,945
Special Mention	6,302	17,236	2,109	26,230	3,681	39,328	31,568	546	127,000
Substandard	4,506	3,210	13,010	3,221	6,357	26,409	13,405	1,384	71,502
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$1,246,402	$1,284,725	$607,121	$526,167	$378,767	$1,383,071	$1,010,395	$13,799	$6,450,447
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

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of December 31, 2023
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$3,876	$—	$1,382	$5,258	$2,212,548	$2,217,806
CRE owner occupied	34	—	247	281	956,159	956,440
Multifamily	—	—	—	—	949,502	949,502
Farmland	635	3,798	2,052	6,485	264,569	271,054
Total commercial real estate loans	4,545	3,798	3,681	12,024	4,382,778	4,394,802
Consumer:
SFR 1-4 1st DT liens	141	1,449	490	2,080	881,358	883,438
SFR HELOCs and junior liens	16	—	623	639	356,174	356,813
Other	148	40	30	218	72,799	73,017
Total consumer loans	305	1,489	1,143	2,937	1,310,331	1,313,268
Commercial and industrial	244	605	1,654	2,503	583,952	586,455
Construction	—	—	—	—	347,198	347,198
Agriculture production	593	878	33	1,504	142,993	144,497
Leases	447	—	—	447	7,803	8,250
Total	$6,134	$6,770	$6,511	$19,415	$6,775,055	$6,794,470
79 TriCo Bancshares 2023 10-K

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of December 31, 2022
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$—	$—	$—	$—	$2,149,725	$2,149,725
CRE owner occupied	—	98	75	173	984,634	984,807
Multifamily	159	—	—	159	944,378	944,537
Farmland	—	—	—	—	280,014	280,014
Total commercial real estate loans	159	98	75	332	4,358,751	4,359,083
Consumer:
SFR 1-4 1st DT liens	24	—	279	303	790,046	790,349
SFR HELOCs and junior liens	172	166	707	1,045	392,621	393,666
Other	26	34	55	115	56,613	56,728
Total consumer loans	222	200	1,041	1,463	1,239,280	1,240,743
Commercial and industrial	2,300	190	283	2,773	567,148	569,921
Construction	—	—	379	379	211,181	211,560
Agriculture production	—	—	—	—	61,414	61,414
Leases	—	—	—	—	7,726	7,726
Total	$2,681	$488	$1,778	$4,947	$6,445,500	$6,450,447
The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of December 31, 2023			As of December 31, 2022
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$2,024	$2,024	$—	$1,739	$1,739	$—
CRE owner occupied	3,994	3,994	—	4,938	4,938	—
Multifamily	—	—	—	125	125	—
Farmland	5,996	14,484	—	1,772	1,772	—
Total commercial real estate loans	12,014	20,502	—	8,574	8,574	—
Consumer:
SFR 1-4 1st DT liens	2,808	2,811	—	4,117	4,220	—
SFR HELOCs and junior liens	3,281	3,571	—	2,498	3,155	—
Other	39	105	—	47	84	—
Total consumer loans	6,128	6,487	—	6,662	7,459	—
Commercial and industrial	1,379	2,503	10	1,224	3,518	—
Construction	67	67	—	491	491	—
Agriculture production	—	2,322	—	1,279	1,279	—
Leases	—	—	—	—	—	—
Sub-total	19,588	31,881	10	18,230	21,321	—
Less: Guaranteed loans	(766)	(878)	—	(105)	(225)	—
Total, net	$18,822	$31,003	$10	$18,125	$21,096	$—
Interest income on non accrual loans that would have been recognized during the years ended December 31, 2023, 2022, and 2021, if all such loans had been current in accordance with their original terms, totaled $2.5 million, $1.4 million, and $2.2 million, respectively. Interest income actually recognized on these loans during the years ended December 31, 2023, 2022, and 2021 was $1.0 million, $0.6 million, and $0.5 million, respectively.

80 TriCo Bancshares 2023 10-K

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of December 31, 2023
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$124	$615	$519	$766	$—	$—	$—	$—	$—	$—	$—	$2,024
CRE owner occupied	614	—	297	3,083	—	—	—	—	—	—	—	3,994
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—
Farmland	—	—	—	635	—	13,849	—	—	—	—	—	14,484
Total commercial real estate loans	738	615	816	4,484	—	13,849	—	—	—	—		20,502
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	2,808	—	—	—	—	2,808
SFR HELOCs and junior liens	—	—	—	—	—	—	1,816	1,467	—	—	—	3,283
Other	—	—	—	—	—	—	—	—	95	—	—	95
Total consumer loans	—	—	—	—	—	—	4,624	1,467	95	—	—	6,186
Commercial and industrial	—	—	—	—	—	—	—	—	—	1,712	791	2,503
Construction	—	—	—	—	—	—	67	—	—	—	—	67
Agriculture production	—	—	—	2,288	—	—	—	—	—	—	33	2,321
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$738	$615	$816	$6,772	$—	$13,849	$4,691	$1,467	$95	$1,712	$824	$31,579

	As of December 31, 2022
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$777	$98	$—	$864	$—	$—	$—	$—	$—	$—	$—	$1,739
CRE owner occupied	548	75	1,103	3,212	—	—	—	—	—	—	—	4,938
Multifamily	—	—	—	—	125	—	—	—	—	—	—	125
Farmland	—	—	—	—	—	1,772	—	—	—	—	—	1,772
Total commercial real estate loans	1,325	173	1,103	4,076	125	1,772	—	—	—	—	—	8,574
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	4,220	—	—	—	—	4,220
SFR HELOCs and junior liens	—	—	—	—	—	—	1,664	1,121	—	—	—	2,785
Other	—	—	—	5	—	—	—	—	61	—	2	68
Total consumer loans	—	—	—	5	—	—	5,884	1,121	61	—	2	7,073
Commercial and industrial	—	—	—	1,874	—	—	—	—	—	1,596	48	3,518
Construction	—	—	—	379	—	—	112	—	—	—	—	491
Agriculture production	—	—	—	—	—	—	—	—	—	—	1,279	1,279
Leases	—	—	—	—	—	—	—	—	—			—
Total	$1,325	$173	$1,103	$6,334	$125	$1,772	$5,996	$1,121	$61	$1,596	$1,329	$20,935
81 TriCo Bancshares 2023 10-K

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

	For the twelve months ended December 31, 2023
(in thousands)	Principal Forgiveness	Payment Delay /Term Extension	Combination - Term Change / Available Credit Reduction	Combination - Payment Delay /Term Reduction	Total % of Loans Outstanding
Commercial real estate:
Farmland	$—	$—	$—	$1,430	0.53%
Commercial and industrial	—	152	60	—	0.08%
Total	$—	$152	$60	$1,430	0.61%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023.

Twelve Months Ended
Modification Type	Loan Type	Financial Effect
Payment Delay / Extension	Commercial and industrial	Added 12 months to the life of the loan, which reduced the payment owed by the borrowers
Payment Delay / Extension	Commercial and industrial	Changed loan terms from fully amortizing to interest-only with balloon, which reduced the payment owed by the borrowers
Combination - Payment Delay / Term Reduction	Farmland	Changed loan terms from fully amortizing to interest-only with balloon, and reduced the loan maturity by 12 months, which reduced the loan payment owed by the borrowers
Combination - Term Change / Available Credit Reduction	Commercial and industrial	Added 60 months to the life of the loan to avoid balloon repayment and reduced available credit by $11000

There were no loans with payment defaults by borrowers experiencing financial difficulty during the quarter ended December 31, 2023 which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.
Note 6 – Real Estate Owned
A summary of the activity in the balance of real estate owned follows:

	Year ended December 31,
(in thousands)	2023	2022
Beginning balance, net	$3,439	$2,594
Additions/transfers from loans	155	1,349
Dispositions/sales	(206)	(707)
Valuation adjustments	(683)	203
Ending balance, net	$2,705	$3,439
Ending valuation allowance	$(739)	$(113)
Ending number of foreclosed assets	9	9
Proceeds from sale of real estate owned	$224	$873
Gain on sale of real estate owned	$19	$166
At December 31, 2023, the balance of real estate owned includes 8 foreclosed real estate properties and one land property recorded as a result of obtaining physical possession of the property. At December 31, 2023, there were no real estate properties with formal foreclosure proceedings underway.

82 TriCo Bancshares 2023 10-K

Note 7 – Premises and Equipment

	As of December 31,
(in thousands)	2023	2022
Land and land improvements	$26,032	$25,899
Buildings	65,467	64,018
Furniture and equipment	43,984	42,850
	135,483	132,767
Less: Accumulated depreciation	(65,154)	(61,657)
	70,329	71,110
Construction in progress	1,018	1,217
Total premises and equipment	$71,347	$72,327
Depreciation expense for premises and equipment amounted to $5.8 million, $5.7 million, and $5.9 million during the years ended 2023, 2022, and 2021, respectively.
Note 8 – Cash Value of Life Insurance
A summary of the activity in the balance of cash value of life insurance follows:

	Year ended December 31,
(in thousands)	2023	2022
Beginning balance	$133,742	$117,857
Acquired policies from business combination	—	13,609
Increase in cash value of life insurance	3,150	2,858
Gain on death benefit	—	309
Insurance proceeds receivable reclassified to other assets	—	(891)
Ending balance	$136,892	$133,742
End of period death benefit	$224,021	$223,427
Number of policies owned	216	216
Insurance companies used	14	14
Current and former employees and directors covered	79	79

Note 9 – Goodwill and Other Intangible Assets
The following table summarizes the Company’s goodwill intangible as of the dates indicated:

(in thousands)	December 31, 2023	Additions	Reductions	December 31, 2022
Goodwill	$304,442	$—	$—	$304,442
Impairment exists when a Company’s carrying value exceeds its fair value. Goodwill is evaluated for impairment annually. At September 30, 2023, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeds its carrying value, resulting in no impairment. For each of the years in the three year period ended December 31, 2023, there were no impairment charges recognized.
83 TriCo Bancshares 2023 10-K

The following table summarizes the Company’s core deposit intangibles (“CDI”) as of the dates indicated:

(in thousands)	December 31, 2023	December 31, 2022
Core deposit intangibles, gross	$38,826	$36,265
Fully amortized portion	(2,046)	(8,074)
Acquisition of VRB	—	10,635
Core deposit intangibles, gross ending balance	36,780	38,826

Accumulated amortization, gross	(22,156)	(23,896)
Fully amortized portion	2,046	8,074
Amortization expense	(6,118)	(6,334)
Accumulated amortization, gross ending balance	(26,228)	(22,156)
Core deposit intangible, net	$10,552	$16,670
The Company's remaining net CDI balance of $10.6 million as of December 31, 2023 reflects gross balances recorded from the VRB acquisition on March 25, 2022 totaling $10.6 million and the FNBB acquisition on July 6, 2018 totaling $2.0 million. The following table summarizes the Company’s estimated core deposit intangible amortization (dollars in thousands):

Years Ended	Estimated CDI Amortization
2024	$4,120
2025	1,961
2026	1,527
2027	1,008
2028	797
Thereafter	1,139
$10,552

Note 10 – Mortgage Servicing Rights
The following tables summarize the activity in, and the main assumptions used to determine the fair value of mortgage servicing rights for the periods indicated (dollars in thousands):

(in thousands)	Year ended December 31,
	2023	2022	2021
Balance at beginning of period	$6,712	$5,874	$5,092
Additions	400	537	1,654
Change in fair value	(506)	301	(872)
Balance at end of period	$6,606	$6,712	$5,874
Contractually specified servicing fees, late fees and ancillary fees earned	$1,808	$1,887	$1,881
Balance of loans serviced at:
Beginning of period	$739,919	$770,299	$779,530
End of period	$714,801	$739,919	$770,299
Period end:
Weighted-average prepayment speed (CPR)	116.0%	127.0%	208.0%
Weighted-average expected life (years)	7.8	7.6	5.7
Weighted-average discount rate	12.0%	12.0%	12.0%
The changes in fair value of MSRs during 2023 were primarily due to changes in mortgage prepayment speeds and changes in principal balances of the underlying mortgages. The changes in fair value of MSRs during 2022 were primarily due to changes in principal balance and mortgage prepayment speeds of the MSRs. The changes in fair value of MSRs during 2021 were primarily due to changes in investor require rate of return, or discount rate, of the MSRs.

84 TriCo Bancshares 2023 10-K

Note 11 - Leases
The following table presents the components of lease expense for the periods indicated:

	Year ended December 31,
(in thousands)	2023	2022
Operating lease cost	$5,997	$5,725
Short-term lease cost	329	283
Variable lease cost	38	26
Sublease income	—	—
Total lease cost	$6,364	$6,034
The following table presents supplemental cash flow information related to leases as of the periods ended:

	Year ended December 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,378	$5,904
ROUA obtained in exchange for operating lease liabilities	$4,300	$6,149
The following table presents the weighted average operating lease term and discount rate as of the periods ended:

	Year ended December 31,
	2023	2022
Weighted-average remaining lease term	7.9 years	8.3 years
Weighted-average discount rate	3.3%	3.0%
At December 31, 2023, future expected operating lease payments are as follows (in thousands):

Periods ending December 31,
2024	$5,755
2025	5,186
2026	4,642
2027	3,951
2028	2,891
Thereafter	10,104
32,529
Discount for present value of expected cash flows	(4,268)
Lease liability at December 31, 2023	$28,261

Note 12 – Deposits
A summary of the balances of deposits follows:

(in thousands)	December 31,
	2023	2022
Noninterest-bearing demand	$2,722,689	$3,502,095
Interest-bearing demand	1,731,814	1,718,541
Savings	2,682,068	2,884,378
Time certificates, $250,000 and over	250,180	46,350
Other time certificates	447,287	177,649
Total deposits	$7,834,038	$8,329,013
Overdrawn deposit balances of $1.8 million and $1.8 million were classified as consumer loans at December 31, 2023 and 2022, respectively.
85 TriCo Bancshares 2023 10-K

At December 31, 2023, the scheduled maturities of time deposits were as follows (in thousands):

Scheduled Maturities
2024	$626,979
2025	59,053
2026	8,453
2027	1,868
2028	1,114
Thereafter	—
Total	$697,467
Note 13 – Other Borrowings
A summary of the balances of other borrowings follows:

	December 31,
	2023	2022
(in thousands)
Overnight borrowing at FHLB, fixed rate, as of December 31, 2023 of 5.70%, payable on January 2, 2024	$400,000	$—
Term borrowing at FHLB, fixed rate, as of December 31, 2023 of 4.75%, payable on April 8, 2024	200,000	—
Overnight borrowing at FHLB, fixed rate, as of December 31, 2022 of 4.65%, payable on January 3, 2023	—	216,700
Other collateralized borrowings, fixed rate, as of December 31, 2023 and 2022 of 0.05%, payable on January 2, 2024 and January 3, 2023, respectively	32,582	47,905
Total other borrowings	$632,582	$264,605
Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of December 31, 2023, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $32.6 million under these other collateralized borrowings.
The Company maintains a collateralized line of credit with the FHLB. Based on the FHLB stock requirements at December 31, 2023, this line provided for maximum borrowings of $2.5 billion of which $600.0 million was outstanding. As of December 31, 2023, the Company had designated investment securities with a fair value of $69.2 million and loans with unpaid principal balances totaling $4.6 billion as potential collateral under this collateralized line of credit with the FHLB.
The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2023, this line provided for maximum borrowings of $350.0 million of which none was outstanding. As of December 31, 2023, the Company has loans with unpaid principal balances totaling $444.5 million as potential collateral under this collateralized line of credit with the FRB.
The Company has available unused correspondent banking lines of credit from commercial banks totaling $30.0 million for federal funds transactions at December 31, 2023.
Note 14 – Junior Subordinated Debt
At December 31, 2023, the Company had five wholly-owned subsidiary business trusts that had issued $63.0 million of trust preferred securities (the “Capital Trusts”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
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
86 TriCo Bancshares 2023 10-K

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
In connection with the acquisition of Valley Republic Bancorp the Company assumed $36.0 million in subordinated capital notes, comprised of $16.0 million that matures in 2029 and $20.0 million that matures in 2035. The notes that mature in 2029 provide for quarterly interest payments at a fixed rate of 6.00% until March 29, 2024 and then will have a floating rate of three month SOFR plus 3.52% until maturity. The notes that mature in 2035 provide for quarterly interest payments at a fixed rate of 5.00% until August 27, 2025 and then will have a floating rate of 90-day average SOFR plus 4.90% until maturity. The acquired subordinated capital notes were recorded on the Company’s books at their fair values on the acquisition date. The related fair value premiums to face value will be amortized over the remaining maturity period using the effective interest method.
The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

			Coupon Rate (Variable) 3 mo. SOFR +	As of December 31, 2023		December 31, 2022
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	8.71%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	8.22%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	8.89%	5,602	5,503
North Valley Trust III	7/23/2034	5,155	2.80%	8.47%	4,472	4,383
North Valley Trust IV	3/15/2036	10,310	1.33%	6.98%	7,615	7,393
VRB Subordinated - 6%	3/29/2029	16,000	Fixed	6.00%	17,000	17,187
VRB Subordinated - 5%	8/27/2035	20,000	Fixed	5.00%	25,172	25,336
		$98,889			$101,099	$101,040
Note 15 – Commitments and Contingencies
Restricted Cash Balances — Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) were not required to be maintained as of December 31, 2023 and 2022.
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
The following table presents a summary of the Bank’s commitments and contingent liabilities:

	December 31,
(in thousands)	2023	2022
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$788,742	$656,705
Consumer loans	652,110	760,588
Real estate mortgage loans	453,647	458,896
Real estate construction loans	331,178	312,371
Standby letters of credit	38,449	26,599
Deposit account overdraft privilege	121,539	126,634
87 TriCo Bancshares 2023 10-K

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
Legal Proceedings — The Company is party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that neither the Company nor its subsidiaries are a party to any pending legal proceedings that are material, nor is their property the subject of any other material pending legal proceeding at this time. All other legal proceedings are routine and arise out of the ordinary course of the Bank’s business. None of those proceedings are currently expected to have a material adverse impact upon the Company’s and the Bank’s business, their consolidated financial position nor their operations in any material amount not already accrued, after taking into consideration any applicable insurance and any contingency reserves.
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
The Bank owns 13,396 shares of Class B common stock of Visa Inc. which are convertible into Class A common stock at a conversion ratio of 1.5875 per Class B share. As of December 31, 2023, the value of the Class A shares was $260.35 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $5,537,000 as of December 31, 2023, and has not been reflected in the accompanying consolidated financial statements. The shares of Visa Class B common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B conversion ratio will be increased to reflect that surplus.
Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.
Note 16 – Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $52.8 million, $64.2 million, and $31.6 million in 2023, 2022, and 2021, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of California Department of Financial Protection & Innovation (the “DFPI”). Absent approval from the Commissioner of the DPFI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2023, the Bank could have paid dividends of $223.4 million to the Company without the approval of the Commissioner of the DFPI.
Stock Repurchase Plan
On February 25, 2021 the Board of Directors approved the authorization to repurchase up to 2,000,000 shares of the Company's common stock (the "2021 Repurchase Plan" or the "Plan"), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the program is subject to change. The Plan has no expiration date (in accordance with applicable laws and regulations) and for years ended December 31, 2023, 2022 and 2021, the Company repurchased 150,000, 576,881, and 63,317 shares under this Plan. As of December 31, 2023, 1,209,802 shares remained available for repurchases under the Plan.

88 TriCo Bancshares 2023 10-K

Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of withholding taxes on such shares. During the years ended December 31, 2023, 2022, and 2021, employees tendered 2,506, 39,447, and 28,276 shares, respectively, of the Company's common stock in connection with option exercises. Employees also tendered 56,714, 27,840 and 19,413 shares in connection with other share based awards during December 31, 2023, 2022 and 2021, respectively. In total, shares of the Company's common stock tendered had market values of $2.3 million, $1.3 million, and $2.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2021 or 2019 Repurchase Plans.
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
The number of shares available for issuance under the 2019 Plan will be reduced by: (i) one share for each share of common stock issued pursuant to a stock option; (ii) the total number of stock appreciation rights that are exercised, including any shares of common stock underlying such Awards that are not actually issued to the participant as the result of a net settlement; (iii) two shares for each share of common stock issued pursuant to a performance award, a restricted share Award or an RSU Award and (iv) any shares of common stock used to pay any exercise price or tax withholding obligation with respect to any Award. When Awards made under the 2019 Plan expire or are forfeited or cancelled, the underlying shares will become available for future Awards under the 2019 Plan. To the extent that a share of common stock pursuant to an Award that counted as two shares again becomes available for issuance under the 2019 Plan, the number of shares of common stock available for issuance under the 2019 Plan will increase by two shares. If shares of common stock issued pursuant to the Plan are repurchased by, or are surrendered or forfeited to the Company at no more than cost, then such shares will again be available for the grant of Awards under the Plan. Any shares of common stock repurchased by the Company with cash proceeds from the exercise of options will not, however, be added back to the pool of share available for issuance under the 2019 Plan. Shares awarded and delivered under the 2019 Plan may be authorized but unissued shares or reacquired shares. Shares tendered to TriCo or withheld from delivery to a participant as payment of the exercise price or in connection with the “net exercise” of a stock option or to satisfy TriCo’s tax withholding obligations will not again become available for future Awards under the 2019 Plan. As of December 31, 2023, there were no outstanding options for the purchase of common shares and 144,487 RSUs were outstanding. The number of shares that remain available for issuance is not more than 517,773, which could decrease based on the level of the Company's future performance and outcome of certain vesting requirements.
The 2019 Plan replaced the TriCo Bancshares 2009 Equity Incentive Plan (2009 Plan), which expired on March 26, 2019. As a result of its expiration, no further awards may be issued under the 2009 Plan, though all awards under the 2009 Plan that were outstanding as of its expiration continue to be governed by the terms, conditions and procedures set forth in the 2009 Plan and any applicable award agreement. As of December 31, 2023, 7,500 options for the purchase of common shares remain outstanding under the 2009 Plan.
Stock option activity is summarized in the following table for the dates indicated:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price
Outstanding at January 1, 2022	78,825	$15.34 to $23.21	$19.28
Options granted	—	—	—
Options exercised	(63,325)	$15.34 to $19.46	$18.79
Options forfeited	—	—	—
Outstanding at December 31, 2022	15,500	$19.46 to $23.21	$21.27
Options granted	—	—	—
Options exercised	(8,000)	$19.46	$19.46
Options forfeited	—	—	—
Outstanding at December 31, 2023	7,500	$23.21	$23.21
89 TriCo Bancshares 2023 10-K

The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of December 31, 2023:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	7,500	—	7,500
Weighted average exercise price	$23.21	$—	$23.21
Intrinsic value (in thousands)	$148	$—	$148
Weighted average remaining contractual term (yrs.)	0.8	n/a	0.8
All options outstanding as of December 31, 2023 are fully vested. The Company did not modify any option grants during the three year period ended December 31, 2023.
The following table shows the total intrinsic value of options exercised, the total fair value of options vested, total compensation costs for options recognized in income, total tax benefit and excess tax benefits recognized in income related to compensation costs for options during the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Intrinsic value of options exercised	$134,000	$1,190,000	$1,476,000
Fair value of options that vested	—	—	—
Total compensation costs for options recognized in expense	—	—	—
Total tax benefit recognized in income related to compensation costs for options	40,000	—	—
Excess tax benefit recognized in income	—	—	—
There were no stock options granted during 2023, 2022 and 2021, respectively.
Restricted stock unit activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at January 1, 2023	139,194		114,481
RSUs granted	84,066	$34.52	55,908	$27.72
Additional market plus service condition RSUs vested	—		10,301
RSUs added through dividend credits	4,706		—
RSUs released through vesting	(81,902)		(55,928)
RSUs forfeited/expired	(1,577)		(1,660)
Outstanding at December 31, 2023	144,487		123,102

The Company uses a Monte Carlo simulation model to determine the grant-date fair value of awards with market plus service conditions (PSU). The weighted average fair value and assumptions used to value the PSU awards granted with market-based performance conditions are as follows:

	December 31,
	2023	2022
Performance share fair value	$27.73	$40.89
Risk-free interest rate	4.16%	4.10%
Expected volatility	33.86%	39.01%
Expected life (years)	3	3
Expected dividend yield	3.22%	2.32%
The 144,487 of service condition vesting RSUs outstanding as of December 31, 2023 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the
90 TriCo Bancshares 2023 10-K

closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. Additional RSUs credited through dividends are subject to the same vesting requirements as the original grant. The Company expects to recognize $4.0 million of pre-tax compensation costs related to these service condition vesting RSUs between December 31, 2023 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2023 or 2022.
The Company expects to recognize $2.3 million of pre-tax compensation costs related to the market plus service condition RSUs between December 31, 2023 and their vesting dates. As of December 31, 2023, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 184,653 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2023 or 2022.
The following table shows the compensation costs and excess tax benefits for RSUs recognized in income for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Total compensation costs recognized in income
Service condition vesting RSUs	$2,807,000	$2,883,000	$1,728,000
Market plus service condition vesting RSUs	1,319,000	986,000	910,000
Excess tax benefit recognized in income
Service condition vesting RSUs	$924,000	$1,079,000	$626,000
Market plus service condition vesting RSUs	594,000	355,000	226,000
Note 18 – Non-interest Income and Expense
The components of other non-interest income were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
ATM and interchange fees	$26,459	$26,767	$25,356
Service charges on deposit accounts	17,595	16,536	14,013
Other service fees	4,732	4,274	3,570
Mortgage banking service fees	1,808	1,887	1,881
Change in value of mortgage loan servicing rights	(506)	301	(872)
Total service charges and fees	50,088	49,765	43,948
Asset management and commission income	4,517	3,986	3,668
Increase in cash value of life insurance	3,150	2,858	2,775
Gain on sale of loans	1,166	2,342	9,580
Lease brokerage income	441	820	746
Sale of customer checks	1,383	1,167	459
Loss on sale of investment securities	(284)	—	—
Gain (loss) on marketable equity securities	36	(340)	(86)
Other	903	2,448	2,574
Total other noninterest income	11,312	13,281	19,716
Total noninterest income	$61,400	$63,046	$63,664
Mortgage banking servicing fee income (expense), net of change in value of mortgage loan servicing rights, totaling $1.3 million, $2.2 million, and $1.0 million were recorded within service charges and fees for the years ended December 31, 2023, 2022, and 2021, respectively.
91 TriCo Bancshares 2023 10-K

The components of noninterest expense were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Base salaries, net of deferred loan origination costs	$94,564	$84,861	$69,844
Incentive compensation	15,557	17,908	14,957
Benefits and other compensation costs	25,674	27,083	21,550
Total salaries and benefits expense	135,795	129,852	106,351
Occupancy	16,135	15,493	14,910
Data processing and software	18,933	14,660	13,985
Equipment	5,644	5,733	5,358
ATM and POS network charges	7,080	6,984	6,040
Merger and acquisition expense	—	6,253	1,523
Advertising	3,531	3,694	2,899
Professional fees	7,358	4,392	3,657
Intangible amortization	6,118	6,334	5,464
Telecommunications	2,547	2,298	2,253
Regulatory assessments and insurance	5,276	3,142	2,581
Courier service	1,851	2,013	1,214
Operational losses	2,444	1,000	964
Postage	1,236	1,147	710
Gain on sale or acquisition of foreclosed assets	(133)	(481)	(233)
Loss (gain) on disposal of fixed assets	23	(1,070)	(439)
Other miscellaneous expense	19,344	15,201	11,038
Total other noninterest expense	97,387	86,793	71,924
Total noninterest expense	$233,182	$216,645	$178,275

92 TriCo Bancshares 2023 10-K

Note 19 – Income Taxes
The components of consolidated income tax expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current tax expense
Federal	$26,133	$34,155	$28,763
State	19,781	22,355	18,221
	$45,914	56,510	46,984
Deferred tax expense
Federal	(1,330)	(5,224)	(872)
State	(1,069)	(2,798)	(64)
	(2,399)	(8,022)	(936)
Total tax expense	$43,515	$48,488	$46,048
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
The Company recognized, as components of tax expense, tax credits and other tax benefits, and amortization expense relating to our investments in Qualified Affordable Housing Projects as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Tax credits and other tax benefits – decrease in tax expense	$(10,857)	$(6,370)	$(4,224)
Amortization – increase in tax expense	$9,092	$6,178	$3,604
The carrying value of Low Income Housing Tax Credit Funds was $96.9 and $91.0 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company has committed to make additional capital contributions to the Low Income Housing Tax Credit Funds in the amount of $63.3 million, and these contributions are expected to be made over the next several years.
The provisions for income taxes applicable to income before taxes for the years ended December 31, 2023, 2022 and 2021 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	7.9	7.9	7.9
Tax-exempt interest on municipal obligations	(0.7)	(0.7)	(0.5)
Tax-exempt life insurance related income	(0.4)	(0.4)	(0.5)
Low income housing tax credits	(6.6)	(3.7)	(2.6)
Low income housing tax credit amortization	5.6	3.6	2.2
Equity compensation	0.3	(0.2)	(0.1)
Non-deductible merger expenses	—	0.1	0.1
Other	(0.1)	0.3	0.6
Effective Tax Rate	27.0%	27.9%	28.1%
93 TriCo Bancshares 2023 10-K

The temporary differences, tax effected, which give rise to the Company’s net deferred tax asset recorded in other assets are as follows for the years indicated (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Allowance for losses and reserve for unfunded commitments	$37,656	$32,519
Deferred compensation	1,534	1,696
Other accrued expenses	3,899	2,720
Additional unfunded status of the supplemental retirement plans	15,434	16,036
Operating lease liability	8,355	8,575
State taxes	3,346	3,649
Share based compensation	1,050	1,132
Nonaccrual interest	706	643
Acquisition cost basis	12,046	14,640
Unrealized loss on securities	68,535	85,897
Tax credits	852	852
Net operating loss carryforwards	953	2,098
Other	190	120
Total deferred tax assets	154,556	170,577
Deferred tax liabilities:
Securities income	(777)	(777)
Depreciation	(8,364)	(8,270)
Right of use asset	(7,726)	(7,941)
Funded pension liability	(3,999)	(4,110)
Securities accretion	(2,265)	(1,265)
Mortgage servicing rights valuation	(1,946)	(1,976)
Core deposit intangible	(2,814)	(4,778)
Junior subordinated debt	(1,171)	(1,293)
Prepaid expenses and other	(1,170)	(991)
Total deferred tax liability	(30,232)	(31,401)
Net deferred tax asset	$124,324	$139,176
As part of the merger with FNB Bancorp in 2018 and North Valley Bancorp in 2014, TriCo acquired federal and state net operating loss carryforwards, capital loss carryforwards, and tax credit carryforwards. These tax attribute carryforwards will be subject to provisions of the tax law that limit the use of such losses and credits generated by a company prior to the date certain ownership changes occur. The amount of the Company’s net operating loss carryforwards that are subject to these limitations as of December 31, 2023 were approximately $2.7 million for federal and $4.8 million for California. The amount of the Company’s tax credits that would be subject to these limitations as of December 31, 2023 are $0.3 million and $0.6 million for federal and California, respectively. Due to the limitation, a significant portion of the state tax credits will expire regardless of whether the Company generates future taxable income. As such, the Company has recorded the future benefit of these tax credits on the books at the value which is more likely than not to be realized. These tax loss and tax credit carryforwards expire at various dates through 2032.
The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, including the tax attribute carryforwards acquired as part of past mergers.
Disclosure of unrecognized tax benefits at December 31, 2023 and 2022 were not considered significant for disclosure purposes. Management does not expect the unrecognized tax benefit will materially change in the next 12 months. During the years ended December 31, 2023 and December 31, 2022 the Company did not recognize any significant amounts related to interest and penalties associated with taxes. The Company files income tax returns in the U.S. federal jurisdiction, and California. With few exceptions, the Company is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years before 2020 and 2019, respectively.

94 TriCo Bancshares 2023 10-K

Note 20 – Earnings per Share
Earnings per share have been computed based on the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net income	$117,390	$125,419	$117,655
Average number of common shares outstanding	33,261	32,584	29,721
Effect of dilutive stock options and restricted stock	94	137	161
Average number of common shares outstanding used to calculate diluted earnings per share	33,355	32,721	29,882
Equity awards excluded from diluted earnings per share because their effect was antidilutive	—	—	—
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

	Year Ended December 31,
(in thousands)	2023	2022	2021
Unrealized holding gains (losses) on available for sale securities before reclassifications	$58,444	$(290,157)	$(19,575)
Amounts reclassified out of accumulated other comprehensive income:
Realized loss (gain) on debt securities	284	—	—
Total amounts reclassified out of accumulated other comprehensive income	284	—	—
Unrealized holding gains (losses) on available for sale securities after reclassifications	58,728	(290,157)	(19,575)
Tax effect	(17,363)	85,781	5,787
Unrealized holding gains (losses) on available for sale securities, net of tax	41,365	(204,376)	(13,788)
Change in unfunded status of the supplemental retirement plans before reclassifications	81	11,522	3,497
Amounts reclassified out of accumulated other comprehensive income:
Amortization of prior service cost	—	(28)	(58)
Amortization of actuarial losses	(455)	8	254
Total amounts reclassified out of accumulated other comprehensive income	(455)	(20)	196
Change in unfunded status of the supplemental retirement plans after reclassifications	(374)	11,502	3,693
Tax effect	111	(3,401)	(1,091)
Change in unfunded status of the supplemental retirement plans, net of tax	(263)	8,101	2,602
Change in joint beneficiary agreement liability before reclassifications	(366)	1,389	(113)
Tax effect	—	—	—
Change in unfunded status of the supplemental retirement plans, net of tax	(366)	1,389	(113)
Total other comprehensive income (loss)	$40,736	$(194,886)	$(11,299)
The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Net unrealized loss on available for sale securities	$(231,821)	$(290,549)
Tax effect	68,534	85,897
Unrealized holding loss on available for sale securities, net of tax	(163,287)	(204,652)
Unfunded status of the supplemental retirement plans	13,527	13,901
Tax effect	(3,999)	(4,110)
Unfunded status of the supplemental retirement plans, net of tax	9,528	9,791
Joint beneficiary agreement liability, net of tax	590	956
Accumulated other comprehensive loss	$(153,169)	$(193,905)

95 TriCo Bancshares 2023 10-K

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

	Year Ended December 31,
(in thousands)	2023	2022	2021
401(k) Plan benefits expense	$1,767	$1,541	$1,211
401(k) Plan contributions made by the Company	$1,524	$1,214	$1,121
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

	Year Ended December 31,
(in thousands)	2023	2022	2021
ESOP benefits expense	$3,075	$2,824	$1,888
ESOP contributions made by the Company	$2,977	$3,535	$878
Deferred Compensation Plans
The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of certain of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $5.2 million and $5.7 million at December 31, 2023 and 2022, respectively. Earnings credits on deferred balances included in non-interest expense are included in the following table:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Deferred compensation earnings credits included in non-interest expense	$210	$187	$176
Supplemental Retirement Plans
The Company has supplemental retirement plans for certain directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the supplemental retirement obligations were $136.9 million and $133.7 million at December 31, 2023 and 2022, respectively.
The Company recorded in other liabilities the additional funded status of the supplemental retirement plans of $13.5 million and $13.9 million related to the supplemental retirement plans as of December 31, 2023 and 2022, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities.
At December 31, 2023 and 2022, the additional funded status of the supplemental retirement plans of $13.5 million and $13.9 million were offset by a reduction of shareholders’ equity accumulated other comprehensive gain of $9.5 million and $9.8 million, respectively, representing the after-tax impact of the additional funded status of the supplemental retirement plans, and the related deferred tax liability of $4.0 million and $4.1 million, respectively. Amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company’s defined benefit pension plans are presented in the following table. The Company expects to recognize approximately $0.5 million of the net actuarial loss reported in the following table as of December 31, 2023 as a component of net periodic benefit cost during 2022.
96 TriCo Bancshares 2023 10-K

	December 31,
(in thousands)	2023	2022
Transition obligation	$—	$—
Prior service cost	—	—
Net actuarial (gain) / loss	(13,527)	(13,901)
Amount included in accumulated other comprehensive income (loss)	(13,527)	(13,901)
Deferred tax liability / (benefit)	3,999	4,109
Amount included in accumulated other comprehensive income (loss), net of tax	$(9,528)	$(9,792)
Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

	December 31,
(in thousands)	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$(40,341)	$(43,834)
Acquisition of obligations	—	(3,310)
Service cost	(138)	(1,624)
Interest cost	(2,016)	(1,731)
Actuarial (loss)/gain	81	10,266
Plan amendments	—	(2,141)
Benefits paid	3,769	2,033
Benefit obligation at end of year	$(38,645)	$(40,341)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Fair value of plan assets at end of year	$—	$—
Funded status	$(38,645)	$(40,341)
Unrecognized net obligation existing at January 1, 1986	—	—
Unrecognized net actuarial (loss)/gain	(13,527)	(13,901)
Unrecognized prior service cost	—	—
Accumulated other comprehensive loss	13,527	13,901
Accrued benefit cost	$(38,645)	$(40,341)
Accumulated benefit obligation	$(38,645)	$(40,341)
The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net pension cost included the following components:
Service cost-benefits earned during the period	$138	$1,624	$1,103
Interest cost on projected benefit obligation	2,016	1,731	1,518
Amortization of net obligation at transition	—	—	—
Amortization of prior service cost	—	(28)	(58)
Recognized net actuarial loss	10	(86)	254
Amortization of loss/(gain)	(466)	(114)	—
Recognition of pension service cost to due amendment	—	2,141	—
Net periodic pension cost	$1,698	$5,268	$2,817
97 TriCo Bancshares 2023 10-K

The following table sets forth assumptions used in accounting for the plans:

	Year Ended December 31,
	2023	2022	2021
Discount rate used to calculate benefit obligation	5.01%	5.23%	2.74%
Discount rate used to calculate net periodic pension cost	5.23%	2.74%	2.40%
Average annual increase in executive compensation	—%	—%	3.25%
Average annual increase in director compensation	—%	—%	—%
The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

(in thousands)	Expected Benefit Payments to Participants	Estimated Company Contributions
2024	$2,736	$2,736
2025	2,906	2,906
2026	2,895	2,895
2027	2,916	2,916
2028	2,885	2,885
2028-2032	18,580	18,580

Note 23 – Related Party Transactions
Certain directors, officers, and companies with which they are associated were customers of, and had banking transactions with, the Company or the Bank in the ordinary course of business.
The following table summarizes the activity in these loans for the periods indicated:

(in thousands)
Balance January 1, 2022	$6,316
Advances/new loans	11,960
Removed/payments	(6,892)
Balance December 31, 2022	11,384
Advances/new loans	—
Removed/payments	(9,851)
Balance December 31, 2023	$1,533
Deposits of directors, officers and other related parties to the Bank totaled $29.7 million and $28.4 million at December 31, 2023 and 2022, respectively.
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
98 TriCo Bancshares 2023 10-K

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
Securities available for sale — Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. The Company had no securities classified as Level 3 during any of the periods covered in these financial statements.
Loans held for sale — Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics. As such, we classify those loans subjected to nonrecurring fair value adjustments as Level 2.
Individually evaluated loans — Loans are not recorded at fair value on a recurring basis. However, from time to time, loans may require individual analysis and an allowance for credit losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are an example. The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, fair value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually evaluated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Individually evaluated loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is below the appraised value, or the appraised value contains a significant unobservable assumption, such as deviations from comparable sales, and there is no observable market price, the Company records the loan as nonrecurring Level 3.
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
The tables below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):
99 TriCo Bancshares 2023 10-K

Fair value at December 31, 2023	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,634	$2,634
Debt securities available for sale:
Obligations of U.S. government agencies	1,221,737		1,221,737
Obligations of states and political subdivisions	236,375		236,375
Corporate bonds	5,602		5,602
Asset backed securities	355,281		355,281
Non-agency collateralized mortgage obligations	333,509		333,509
Loans held for sale	458		458
Mortgage servicing rights	6,606			6,606
Total assets measured at fair value	$2,162,202	$2,634	$2,152,962	$6,606

Fair value at December 31, 2022	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,598	$2,598	$—	$—
Debt securities available for sale:
Obligations of U.S. government agencies	1,372,769	—	1,372,769	—
Obligations of states and political subdivisions	293,205	—	293,205	—
Corporate bonds	5,751	—	5,751	—
Asset backed securities	439,767	—	439,767	—
Non-agency collateralized mortgage obligation	340,946	—	340,946	—
Loans held for sale	1,846	—	1,846	—
Mortgage servicing rights	6,712	—	—	6,712
Total assets measured at fair value	$2,463,594	$2,598	$2,454,284	$6,712
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during 2023 or 2022.
The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2023, 2022, and 2021. Had there been any transfer into or out of Level 3 during 2023, 2022, or 2021, the amount included in the “Transfers into (out of) Level 3” column would represent the beginning balance of an item in the period (interim quarter) during which it was transferred (in thousands):

Year ended December 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2023: Mortgage servicing rights	$6,712	—	$(506)	$400	$6,606
2022: Mortgage servicing rights	$5,874	—	$301	$537	$6,712
2021: Mortgage servicing rights	$5,092	—	$(872)	$1,654	$5,874
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
The following table present quantitative information about recurring Level 3 fair value measurements at December 31, 2023 and 2022:
100 TriCo Bancshares 2023 10-K

December 31, 2023	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,606	Discounted cash flow	Constant prepayment rate	6%-13%, 7%
			Discount rate	10%-14%, 12%
December 31, 2022
Mortgage Servicing Rights	$6,712	Discounted cash flow	Constant prepayment rate	7%-14%, 8%
			Discount rate	10%-14%, 12%
The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated.

December 31, 2023	Total	Level 1	Level 2	Level 3
Fair value:
Individually evaluated loans	$4,175	—	—	$4,175
Real estate owned	50	—	—	50
Total assets measured at fair value	$4,225	—	—	$4,225

December 31, 2022	Total	Level 1	Level 2	Level 3
Fair value:
Individually evaluated loans	$5,719	—	—	$5,719
Real estate owned	311	—	—	311
Total assets measured at fair value	$6,030	—	—	$6,030
The tables below present the gains (losses) resulting from non-recurring fair value adjustments of assets and liabilities for the periods indicated, regardless of whether the asset is still being held at fair value at period end (in thousands):

	December 31,
	2023	2022
Individually evaluated loans	$(4,498)	$(2,283)
Real estate owned	(312)	481
Total losses from non-recurring measurements	$(4,810)	$(1,802)
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
The real estate owned amounts above represents impaired real estate that has been adjusted to fair value. Foreclosed assets represent real estate which the Bank has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan and lease losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on non-covered other real estate owned for fair value adjustments based on the fair value of the real estate.
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
101 TriCo Bancshares 2023 10-K

period and cause significant changes to the nature and magnitude of comparable sale adjustments. Given these variations, comparable sale adjustments are generally not a reliable indicator for how fair value will increase or decrease from period to period. Under certain circumstances, management discounts are applied based on specific characteristics of an individual property.
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2023 and 2022:

December 31, 2023	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$4,175	Sales comparison approach; Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful; N/A
Real estate owned (Commercial)	$50	Sales comparison approach; Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful; N/A

December 31, 2022	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$5,719	Sales comparison approach; Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful; N/A
Real estate owned (Residential)	$311	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful; N/A
The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$81,626	$81,626	$96,323	$96,323
Cash at Federal Reserve and other banks	17,075	17,075	10,907	10,907
Level 2 inputs:
Securities held to maturity	133,494	125,126	160,983	149,938
Restricted equity securities	17,250	n/a	17,250	n/a
Level 3 inputs:
Loans, net	6,672,948	6,278,577	6,344,767	6,153,155
Financial liabilities:
Level 2 inputs:
Deposits	7,834,038	7,828,554	8,329,013	8,321,517
Other borrowings	632,582	632,582	264,605	264,605
Level 3 inputs:
Junior subordinated debt	101,099	95,407	101,040	92,613

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments (1)	$2,225,677	$22,257	$2,188,560	$21,886
Standby letters of credit (1)	38,449	385	26,599	266
Overdraft privilege commitments (1)	121,539	1,215	126,634	1,266

102 TriCo Bancshares 2023 10-K

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
Note 25 – TriCo Bancshares Condensed Financial Statements (Parent Only)
Condensed Balance Sheets

	December 31, 2023	December 31, 2022
	(In thousands)
Assets
Cash and cash equivalents	$6,356	$7,987
Investment in Tri Counties Bank	1,253,492	1,138,429
Other assets	1,872	1,818
Total assets	$1,261,720	$1,148,234
Liabilities and shareholders’ equity
Other liabilities	$939	$778
Junior subordinated debt	101,099	101,040
Total liabilities	102,038	101,818
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, no par value: authorized 50,000,000 shares; issued and outstanding 33,268,102 and 33,331,513 shares at December 31, 2023 and 2022, respectively	697,349	697,448
Retained earnings	615,502	542,873
Accumulated other comprehensive loss, net	(153,169)	(193,905)
Total shareholders’ equity	1,159,682	1,046,416
Total liabilities and shareholders’ equity	$1,261,720	$1,148,234
103 TriCo Bancshares 2023 10-K

Condensed Statements of Income

	Year Ended December 31,
	2023	2022	2021
		(In thousands)
Net interest expense	$(6,878)	$(4,385)	$(2,128)
Administration expense	(1,096)	(816)	(985)
Loss before equity in net income of Tri Counties Bank	(7,974)	(5,201)	(3,113)
Equity in net income of Tri Counties Bank:
Distributed	52,805	64,188	31,571
Undistributed	70,202	64,896	88,289
Income tax benefit	2,357	1,536	908
Net income	$117,390	$125,419	$117,655
Condensed Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2023	2022	2021
		(In thousands)
Net income	$117,390	$125,419	$117,655
Other comprehensive income (loss), net of tax:
Increase (decrease) in unrealized gains on available for sale securities arising during the period	41,365	(204,376)	(13,788)
Change in minimum pension liability	(263)	8,101	2,602
Change in joint beneficiary agreement liability	(366)	1,389	(113)
Other comprehensive income (loss)	40,736	(194,886)	(11,299)
Comprehensive income (loss)	$158,126	$(69,467)	$106,356
Condensed Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
		(In thousands)
Operating activities:
Net income	$117,390	$125,419	$117,655
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in earnings of Tri Counties Bank	(70,202)	(64,896)	(88,289)
Equity compensation vesting expense	4,125	3,869	2,638
Net change in other assets and liabilities	(3,959)	(3,834)	(6,427)
Net cash provided by operating activities	47,354	60,558	25,577
Investing activities:
Sales or maturities of investments	—	4,234	—
Financing activities:
Issuance of common stock through option exercise	156	1,190	144
Repurchase of common stock	(9,240)	(27,148)	(4,344)
Cash dividends paid — common	(39,901)	(35,797)	(29,724)
Net cash used for financing activities	(48,985)	(61,755)	(33,924)
Net change in cash and cash equivalents	(1,631)	3,037	(8,347)
Cash and cash equivalents at beginning of year	7,987	4,950	13,297
Cash and cash equivalents at end of year	$6,356	$7,987	$4,950
104 TriCo Bancshares 2023 10-K

Note 26 – Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. These capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require that minimum amounts and ratios of total, Tier 1, and common equity Tier 1capital to risk-weighted assets, and of Tier 1 capital to average assets be maintained. Under applicable capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%, a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition, the Company and the Bank are also required to maintain a capital conservation buffer consisting of common equity Tier 1 capital above 2.5% of minimum risk based capital ratios to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The additional 2.5% buffer, where applicable, is included in the minimum ratios set forth in the table below. Management believes as of December 31, 2023 and 2022, the Company and Bank meet all capital adequacy requirements to which they are subject.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized Under Prompt Corrective Action Regulations
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
Total Capital (to Risk Weighted Assets):
Consolidated	$1,196,106	14.73%	$852,850	10.50%	N/A	N/A
Tri Counties Bank	$1,190,542	14.66%	$852,648	10.50%	$812,046	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,052,063	12.95%	$690,402	8.50%	N/A	N/A
Tri Counties Bank	$1,088,717	13.41%	$690,239	8.50%	$649,637	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$994,907	12.25%	$568,566	7.00%	N/A	N/A
Tri Counties Bank	$1,088,717	13.41%	$568,432	7.00%	$527,830	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,052,063	10.75%	$391,620	4.00%	N/A	N/A
Tri Counties Bank	$1,088,717	11.12%	$391,574	4.00%	$489,468	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized Under Prompt Corrective Action Regulations
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022:
Total Capital (to Risk Weighted Assets):
Consolidated	$1,115,257	14.19%	$825,234	10.50%	N/A	N/A
Tri Counties Bank	$1,107,941	14.10%	$825,039	10.50%	$785,751	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$974,325	12.40%	$668,047	8.50%	N/A	N/A
Tri Counties Bank	$1,009,577	12.85%	$667,888	8.50%	$628,601	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$917,565	11.67%	$550,156	7.00%	N/A	N/A
Tri Counties Bank	$1,009,577	12.85%	$550,026	7.00%	$510,738	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$974,325	10.14%	$384,337	4.00%	N/A	N/A
Tri Counties Bank	$1,009,577	10.51%	$384,146	4.00%	$480,183	5.00%

105 TriCo Bancshares 2023 10-K

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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in the 2013 Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2023.
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
In addition to management’s assessment, Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2023, and the Company’s effectiveness of internal control over financial reporting as of December 31, 2023, dated February 29, 2024, as stated in its report, which is included herein.

/s/ Richard P. Smith
Richard P. Smith President and Chief Executive Officer

/s/ Peter G. Wiese
Peter G. Wiese Executive Vice President and Chief Financial Officer

February 29, 2024

106 TriCo Bancshares 2023 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
TriCo Bancshares

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TriCo Bancshares (and subsidiaries) (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

107 TriCo Bancshares 2023 10-K

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

Allowance for Credit Losses - Reasonable and Supportable Qualitative Factors

As discussed in Note 1 and Note 5 to the consolidated financial statements, the Company’s allowance for credit losses on loans was $121.5 million as of December 31, 2023, and consists of both historical credit loss experience and management’s estimates of current conditions and reasonable and supportable forecasts. The Company’s allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net carrying value at the amount expected to be collected on such loans and is a material and complex estimate requiring significant management judgment in the estimation of expected lifetime losses within the loan portfolio at the balance sheet date.

We identified the auditing of management’s qualitative forecast factors, which are the most significant components of the reasonable and supportable forecast, as a critical audit matter. In estimating the allowance for credit losses on loans, the Company utilizes relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Estimation of the lifetime expected credit losses on loans requires significant management judgment, particularly as it relates to the significant forecast components over the forecast period. Auditing these significant management judgments involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses on loans, including controls over the evaluation of the qualitative forecast factors.

•Evaluating the reasonableness and appropriateness of the estimated qualitative forecast factors utilized by management in forming the reasonable and supportable forecast factors by comparing forecasts to relevant external data, including historical trends.

•Testing completeness and accuracy of the data used in the determination of forecast factors within the qualitative allowance for credit losses on loans and testing the mathematical accuracy of the calculation of the qualitative allowance for credit losses on loans.

/s/ Moss Adams LLP

Sacramento, California
February 29, 2024

We have served as the Company’s auditor since 2018.
108 TriCo Bancshares 2023 10-K

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2023, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.
(b) Management’s Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm
Management’s report on internal control over financial reporting is set forth on page 107 of this report and is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in its report, which is set forth on pages 108 - 109 of this report and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2023 was so disclosed.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None
109 TriCo Bancshares 2023 10-K

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2024 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
Equity Compensation Plans
The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2023. All of our equity compensation plans have been approved by shareholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under future equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	—	$—	—
Equity compensation plans approved by shareholders	7,500	$23.21	456,222
Total	7,500	$23.21	456,222
The information required by this Item 11 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2024 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2024 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2024 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2024 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
110 TriCo Bancshares 2023 10-K

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report:
1.All Financial Statements.
The consolidated financial statements of Registrant are included in Part II, Item 8 of this report, and are incorporated herein by reference.
2. Financial statement schedules.
Schedules have been omitted because they are not applicable or are not required under the instructions contained in Regulation S-X or because the information required to be set forth therein is included in the consolidated financial statements or notes thereto at Part II, Item 8 of this report.
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

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 17, 2009).
3.2	Amended and Restated Bylaws of TriCo (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed May 23, 2023).
4.1	Instruments defining the rights of holders of the long-term debt securities of the TriCo and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. TriCo hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
4.2	TriCo Bancshares securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 of TriCo’s Annual Report on Form 10- K for the year ended December 31, 2023).
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

10.4*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.5*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.6*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.7*	The Restated 2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors (Effective January 1, 2021).
10.8*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.9*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.10*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.11*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.12*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Craig Carney and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
111 TriCo Bancshares 2023 10-K

10.13*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, Craig Compton, John Hasbrook, and Michael Koehnen (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.14*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and Craig Carney (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.15*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of Don Amaral, Craig Compton, John Hasbrook, and Michael Koehnen (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.16*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).
10.17*	Form of Indemnification Agreement between Tri Counties Bank and its directors and executive officers
10.18*	Form of Stock Option, Stock Appreciation Right, Restricted Stock Unit Award, and Performance Share Award Agreements, and Notice of Grant of Stock Option pursuant to TriCo’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to TriCo’s Annual Report on Form 10-K for the year ended December 31, 2017).
10.19*	TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to TriCo's Annual Report on Form 10-K filed on March 2, 2019).
10.20*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-employee Directors pursuant to TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.21*	Form of Restricted Stock Unit Agreement and Grant Notice for Employees pursuant to TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 of TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.22*	Form of Performance Award Agreement and Grant Notice pursuant to TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.23*	Form of Restricted Stock Unit Agreement and Grant Notice for Executives pursuant to TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 of TriCo's Annual Report on Form 10-K for the year ended December 31, 2023).
10.24*	Form of Performance Award and Grant Notice for Executives pursuant to TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 of TriCo's Annual Report on Form 10-K for the year ended December 31, 2023).
10.25*	Amendment to SERP and Participation Agreement - Richard P. Smith (incorporated by reference to Exhibit 10.1 to TriCo's Current Report on Form 8-K filed December 28, 2022).
10.26*	Amendment to SERP and Participation Agreement - Daniel K. Bailey (incorporated by reference to Exhibit 10.2 to TriCo's Current Report on Form 8-K filed December 28, 2022).
10.27*	Amendment to SERP and Participation Agreement - Craig B. Carney (incorporated by reference to Exhibit 10.3 to TriCo's Current Report on Form 8-K filed December 28, 2022).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of TriCo’s Annual Report on Form 10- K for the year ended December 31, 2023).
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO**
32.2	Section 1350 Certification of CFO**
97.1	TriCo Compensation Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
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
(c)Financial statement schedules filed:
See Item 15(a)(2) above.
112 TriCo Bancshares 2023 10-K

ITEM 16.    FORM 10-K SUMMARY
None.
113 TriCo Bancshares 2023 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2024		TRICO BANCSHARES

	By:	/s/ Richard P. Smith
Richard P. Smith, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 29, 2024	/s/ Richard P. Smith
Richard P. Smith, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 29, 2024	/s/ Peter G. Wiese
Peter G. Wiese, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 29, 2024	/s/ Kirsten E. Garen
Kirsten E. Garen, Director

Date: February 29, 2024	/s/ Cory W. Giese
Cory W. Giese, Independent Lead Director

Date: February 29, 2024	/s/ John S.A. Hasbrook
John S.A. Hasbrook, Director

Date: February 29, 2024	/s/ Margaret L. Kane
Margaret L. Kane, Director

Date: February 29, 2024	/s/ Michael W. Koehnen
Michael W. Koehnen, Director

Date: February 29, 2024	/s/ Anthony L. Leggio
Anthony L. Leggio, Director

Date: February 29, 2024	/s/ Martin A. Mariani
Martin A. Mariani, Director

Date: February 29, 2024	/s/ Thomas C. McGraw
Thomas C. McGraw, Director

Date: February 29, 2024	/s/ Kimberley H. Vogel
Kimberley H. Vogel, Director

Date: February 29, 2024	/s/ Jon Y. Nakamura
Jon Y. Nakamura, Director

114 TriCo Bancshares 2023 10-K