Form 10-Q
period 2024-03-31
TRICO BANCSHARES /
filed 2024-05-08
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: March 31, 2024

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
Common stock, no par value: 33,174,385 shares outstanding as of May 6, 2024.

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	March 31, 2024	December 31, 2023
Assets:
Cash and due from banks	$73,322	$81,626
Cash at Federal Reserve and other banks	9,514	17,075
Cash and cash equivalents	82,836	98,701
Investment securities:
Marketable equity securities	2,606	2,634
Available for sale debt securities, at fair value (amortized cost of $2,321,608 and $2,384,325)	2,073,888	2,152,504
Held to maturity debt securities, at amortized cost, net of allowance for credit losses of $0	127,811	133,494
Restricted equity securities	17,250	17,250
Loans held for sale	1,346	458
Loans	6,800,695	6,794,470
Allowance for credit losses	(124,394)	(121,522)
Total loans, net	6,676,301	6,672,948
Premises and equipment, net	71,001	71,347
Cash value of life insurance	137,695	136,892
Accrued interest receivable	35,783	36,768
Goodwill	304,442	304,442
Other intangible assets, net	9,522	10,552
Operating leases, right-of-use	26,240	26,133
Other assets	247,046	245,966
Total assets	$9,813,767	$9,910,089
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,600,448	$2,722,689
Interest-bearing	5,387,210	5,111,349
Total deposits	7,987,658	7,834,038
Accrued interest payable	10,224	8,445
Operating lease liability	28,299	28,261
Other liabilities	131,006	145,982
Other borrowings	392,409	632,582
Junior subordinated debt	101,120	101,099
Total liabilities	8,650,716	8,750,407
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, no par value: 50,000,000 shares authorized; 33,168,770 and 33,268,102 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	696,464	697,349
Retained earnings	630,954	615,502
Accumulated other comprehensive loss, net of tax	(164,367)	(153,169)
Total shareholders’ equity	1,163,051	1,159,682
Total liabilities and shareholders’ equity	$9,813,767	$9,910,089
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended March 31,
	2024	2023
Interest and dividend income:
Loans, including fees	$96,485	$82,415
Investments:
Taxable securities	17,449	18,622
Tax exempt securities	917	1,307
Dividends	380	304
Interest bearing cash at Federal Reserve and other banks	186	259
Total interest and dividend income	115,417	102,907
Interest expense:
Deposits	23,529	5,145
Other borrowings	7,378	2,809
Junior subordinated debt	1,774	1,617
Total interest expense	32,681	9,571
Net interest income	82,736	93,336
Provision for credit losses	4,305	4,195
Net interest income after credit loss provision	78,431	89,141
Non-interest income:
Service charges and fees	12,637	11,197
Gain on sale of loans	261	206
Loss on sale of investment securities	—	(164)
Asset management and commission income	1,128	934
Increase in cash value of life insurance	803	802
Other	942	660
Total non-interest income	15,771	13,635
Non-interest expense:
Salaries and related benefits	34,304	32,563
Other	22,200	21,231
Total non-interest expense	56,504	53,794
Income before provision for income taxes	37,698	48,982
Provision for income taxes	9,949	13,149
Net income	$27,749	$35,833
Per share data:
Basic earnings per share	$0.83	$1.08
Diluted earnings per share	$0.83	$1.07
Dividends per share	$0.33	$0.30

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands; unaudited)

	Three months ended March 31,
	2024	2023
Net income	$27,749	$35,833
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	(11,198)	24,444
Change in minimum pension liability	—	—
Change in joint beneficiary agreements	—	—
Other comprehensive income (loss)	(11,198)	24,444
Comprehensive income	$16,551	$60,277
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2023	33,331,513	$697,448	$542,873	$(193,905)	$1,046,416
Net income			35,833		35,833
Other comprehensive income				24,444	24,444
Stock options exercised	4,000	78			78
RSU vesting		728			728
PSU vesting		313			313
RSUs released	22,118				—
Repurchase of common stock	(162,381)	(3,399)	(4,196)		(7,595)
Dividends paid ($0.30 per share)			(9,972)		(9,972)
Three months ended March 31, 2023	33,195,250	$695,168	$564,538	$(169,461)	$1,090,245

Balance at January 1, 2024	33,268,102	$697,349	$615,502	$(153,169)	$1,159,682
Net income			27,749		27,749
Other comprehensive loss				(11,198)	(11,198)
Stock options exercised	—	—			—
RSU vesting		767			767
PSU vesting		431			431
RSUs released	—				—
Repurchase of common stock	(99,332)	(2,083)	(1,325)		(3,408)
Dividends paid ($0.33 per share)			(10,972)		(10,972)
Three months ended March 31, 2024	33,168,770	$696,464	$630,954	$(164,367)	$1,163,051

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the three months ended March 31,
	2024	2023
Operating activities:
Net income	$27,749	$35,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	1,508	1,566
Amortization of intangible assets	1,030	1,656
Provision for credit losses on loans	4,015	4,195
Amortization of investment securities premium, net	6	174
Loss on sale of investment securities	—	164
Originations of loans for resale	(10,858)	(6,281)
Proceeds from sale of loans originated for resale	10,151	8,058
Gain on sale of loans	(261)	(206)
Change in fair market value of mortgage servicing rights	(11)	209
Provision for losses on foreclosed assets	262	—
Gain on transfer of loans to foreclosed assets	(38)	—
Operating lease expense payments	(1,568)	(1,653)
Loss on disposal of fixed assets	5	—
Increase in cash value of life insurance	(803)	(802)
(Gain) loss on marketable equity securities	28	(42)
Equity compensation vesting expense	1,198	1,041
Change in:
Interest receivable	985	468
Interest payable	1,779	476
Amortization of operating lease ROUA	1,499	1,739
Other assets and liabilities, net	(11,596)	(7,640)
Net cash from operating activities	25,080	38,955
Investing activities:
Proceeds from maturities of securities available for sale	62,770	56,905
Proceeds from maturities of securities held to maturity	5,625	8,842
Proceeds from sale of available for sale securities	—	24,160
Loan origination and principal collections, net	(7,379)	26,558
Purchases of premises and equipment	(1,028)	(1,213)
Net cash from investing activities	59,988	115,252
Financing activities:
Net change in deposits	153,620	(303,148)
Net change in other borrowings	(240,173)	169,535
Repurchase of common stock, net of option exercises	(3,408)	(7,595)
Dividends paid	(10,972)	(9,972)
Exercise of stock options	—	78
Net cash used by financing activities	(100,933)	(151,102)
Net change in cash and cash equivalents	(15,865)	3,105
Cash and cash equivalents, beginning of period	98,701	107,230
Cash and cash equivalents, end of period	$82,836	$110,335

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$(15,898)	$34,540
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	—	621
Obligations incurred in conjunction with leased assets	1,327	4,484
Loans transferred to foreclosed assets	12	—
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$30,902	$9,095
Cash paid for income taxes	—	—

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
The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by the Company and three acquired with the acquisition of North Valley Bancorp. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1.8 million are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. See the footnote Junior Subordinated Debt for additional information on borrowings outstanding.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). The Company believes that the disclosures made are adequate to make the information not misleading.
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
Allowance for Credit Losses - Securities
The Company measures expected credit losses on HTM debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on HTM debt securities was considered insignificant at March 31, 2024 and December 31, 2023 and is therefore excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized.
The Company evaluates AFS debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the three month periods ended March 31, 2024 and 2023, respectively.
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
Accounting Standards Recently Issued or Adopted
FASB issued ASU 2024-02, Codification Improvements— Amendments to Remove References to the Concepts Statements. This ASU facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements. The resulting amendments are referred to as Codification improvements. The amendments in this Update are not intended to result in significant accounting change for most entities. However, the Board recognizes that changes to that guidance may result in accounting change for some entities. Therefore, the amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2024. The adoption of this accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.
Note 2 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	March 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,349,679	$1	$(179,488)	$—	$1,170,192
Obligations of states and political subdivisions	262,777	132	(28,732)	—	234,177
Corporate bonds	6,175	—	(429)	—	5,746
Asset backed securities	362,877	623	(3,827)	—	359,673
Non-agency collateralized mortgage obligations	340,100	—	(36,000)	—	304,100
Total debt securities available for sale	$2,321,608	$756	$(248,476)	$—	$2,073,888
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$125,131	$1	$(9,239)	—	115,893
Obligations of states and political subdivisions	2,680	—	(45)	—	2,635
Total debt securities held to maturity	$127,811	$1	$(9,284)	$—	$118,528

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,386,772	$2	$(165,037)	$—	$1,221,737
Obligations of states and political subdivisions	262,879	268	(26,772)	—	236,375
Corporate bonds	6,173	—	(571)	—	5,602
Asset backed securities	359,214	255	(4,188)	—	355,281
Non-agency collateralized mortgage obligations	369,287	—	(35,778)	—	333,509
Total debt securities available for sale	$2,384,325	$525	$(232,346)	$—	$2,152,504
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$130,823	$—	$(8,331)	$—	$122,492
Obligations of states and political subdivisions	2,671	6	(43)	—	2,634
Total debt securities held to maturity	$133,494	$6	$(8,374)	$—	$125,126
There were no sales of investment securities during the three months ended March 31, 2024. Proceeds from the sale of investment securities totaled $24.2 million for the three months ended March 31, 2023, resulting in gross realized losses of $0.2 million. Investment securities with an aggregate carrying value of $741.5 million and $702.2 million at March 31, 2024 and December 31, 2023, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at March 31, 2024 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2024, obligations of U.S. government corporations and agencies with a cost basis totaling $1.3 billion consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At March 31, 2024, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 7.25 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.
As of March 31, 2024, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$51,718	$51,226	$—	$—
Due after one year through five years	49,150	46,062	5,396	5,206
Due after five years through ten years	371,852	358,110	92,951	86,475
Due after ten years	1,848,888	1,618,490	29,464	26,847
Totals	$2,321,608	$2,073,888	$127,811	$118,528
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

March 31, 2024:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$442	$(3)	$1,169,687	$(179,485)	$1,170,129	$(179,488)
Obligations of states and political subdivisions	6,760	(152)	219,908	(28,580)	226,668	(28,732)
Corporate bonds	—	—	5,746	(429)	5,746	(429)
Asset backed securities	94,861	(350)	146,838	(3,477)	241,699	(3,827)
Non-agency collateralized mortgage obligations	43,223	(523)	260,877	(35,477)	304,100	(36,000)
Total debt securities available for sale	$145,286	$(1,028)	$1,803,056	$(247,448)	$1,948,342	$(248,476)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$115,660	$(9,239)	$115,660	$(9,239)
Obligations of states and political subdivisions	1,618	(8)	1,018	(37)	2,636	(45)
Total debt securities held to maturity	$1,618	$(8)	$116,678	$(9,276)	$118,296	$(9,284)

December 31, 2023:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$224	$—	$1,221,320	$(165,037)	$1,221,544	$(165,037)
Obligations of states and political subdivisions	6,229	(75)	216,497	(26,697)	222,726	(26,772)
Corporate bonds	—	—	5,602	(571)	5,602	(571)
Asset backed securities	15,928	(93)	264,731	(4,095)	280,659	(4,188)
Non-agency collateralized mortgage obligations	44,276	(583)	289,233	(35,195)	333,509	(35,778)
Total debt securities available for sale	$66,657	$(751)	$1,997,383	$(231,595)	$2,064,040	$(232,346)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$122,259	$(8,331)	$122,259	$(8,331)
Obligations of states and political subdivisions	—	—	1,012	(43)	1,012	(43)
Total debt securities held to maturity	$—	$—	$123,271	$(8,374)	$123,271	$(8,374)
Obligations of U.S. government agencies: The unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases and illiquidity. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded. At March 31, 2024, 168 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of 13.29% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of March 31, 2024. At March 31, 2024, 157 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 11.25% from the Company’s amortized cost basis.
Corporate bonds: The unrealized losses on investments in corporate bonds were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of March 31, 2024. At March 31, 2024, 6 debt securities representing corporate bonds had unrealized losses with aggregate depreciation of 6.95% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors for these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through March 31, 2024 has not experienced any deterioration in credit rating. At March 31, 2024, 29 asset backed securities had unrealized losses with aggregate depreciation of 1.56% from the Company’s amortized cost basis. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses recorded as of March 31, 2024.
Non-agency collateralized mortgage obligations: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses as of and for the year ended March 31, 2024. At March 31, 2024, 22 asset backed securities had unrealized losses with aggregate depreciation of 10.59% from the Company’s amortized cost basis.
The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	March 31, 2024		December 31, 2023
(in thousands)	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
Obligations of U.S. government agencies	$125,131	$—	$130,823	$—
Obligations of states and political subdivisions	2,680	—	2,671	—
Total debt securities held to maturity	$127,811	$—	$133,494	$—

Note 3 – Loans
A summary of loan balances at amortized cost are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Commercial real estate:
CRE non-owner occupied	$2,220,568	$2,217,806
CRE owner occupied	974,968	956,440
Multifamily	982,290	949,502
Farmland	265,942	271,054
Total commercial real estate loans	4,443,768	4,394,802
Consumer:
SFR 1-4 1st DT liens	883,520	883,438
SFR HELOCs and junior liens	345,223	356,813
Other	75,014	73,017
Total consumer loans	1,303,757	1,313,268
Commercial and industrial	549,780	586,455
Construction	348,981	347,198
Agriculture production	145,159	144,497
Leases	9,250	8,250
Total loans, net of deferred loan fees and discounts	$6,800,695	$6,794,470
Total principal balance of loans owed, net of charge-offs	$6,839,589	$6,834,935
Unamortized net deferred loan fees	(15,588)	(15,826)
Discounts to principal balance of loans owed, net of charge-offs	(23,306)	(24,639)
Total loans, net of unamortized deferred loan fees and discounts	$6,800,695	$6,794,470
Allowance for credit losses on loans	$(124,394)	$(121,522)

Note 4 – Allowance for Credit Losses
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Three months ended March 31, 2024
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$35,077	$—	$—	$1,610	$36,687
CRE owner occupied	15,081	—	—	1,030	16,111
Multifamily	14,418	—	—	1,264	15,682
Farmland	4,288	—	—	(593)	3,695
Total commercial real estate loans	68,864	—	—	3,311	72,175
Consumer:
SFR 1-4 1st DT liens	14,009	(26)	—	157	14,140
SFR HELOCs and junior liens	10,273	(32)	49	(348)	9,942
Other	3,171	(250)	40	398	3,359
Total consumer loans	27,453	(308)	89	207	27,441
Commercial and industrial	12,750	(130)	22	(775)	11,867
Construction	8,856	—	—	306	9,162
Agriculture production	3,589	(837)	21	935	3,708
Leases	10	—	—	31	41
Allowance for credit losses on loans	121,522	(1,275)	132	4,015	124,394
Reserve for unfunded commitments	5,850	—	—	290	6,140
Total	$127,372	$(1,275)	$132	$4,305	$130,534

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
The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and includes improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date. Despite continued declines on a year over year comparative basis, core inflation remains elevated from wage pressures, and higher living costs such as housing, energy and food prices. Management notes the rapid intervals of rate increases by the Federal Reserve may create repricing risk for certain borrowers and continued inversion of the yield curve, creates informed expectations of the US potentially entering a recession within 12 months. While projected cuts in interest rates from the Federal Reserve during 2024 may improve this outlook, the uncertainty associated with the extent and timing of these potential reductions has inhibited a change to forecasted reserve levels. As a result, management continues to believe that certain credit weaknesses are likely present in the overall economy and that it is appropriate to maintain a reserve level that incorporates such risk factors.

For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Year ended December 31, 2023
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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$11,059	$184,318	$418,964	$282,676	$142,738	$983,609	$147,552	$—	$2,170,916
Special Mention	—	—	1,295	—	—	34,021	2,252	—	37,568
Substandard	—	—	—	767	—	11,317	—	—	12,084
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$11,059	$184,318	$420,259	$283,443	$142,738	$1,028,947	$149,804	$—	$2,220,568
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$33,662	$75,002	$201,423	$185,995	$114,912	$313,351	$23,631	$—	$947,976
Special Mention	—	—	5,724	2,318	2,935	4,372	—	—	15,349
Substandard	—	—	2,912	7,706	—	1,025	—	—	11,643
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$33,662	$75,002	$210,059	$196,019	$117,847	$318,748	$23,631	$—	$974,968
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
Multifamily risk ratings
Pass	$4,063	$28,655	$176,410	$278,671	$120,526	$323,784	$37,749	$—	$969,858
Special Mention	—	—	—	11,917	—	515	—	—	$12,432
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$4,063	$28,655	$176,410	$290,588	$120,526	$324,299	$37,749	$—	$982,290
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$1,396	$21,093	$45,682	$36,854	$15,571	$55,897	$46,551	$—	$223,044
Special Mention	—	—	2,984	5,803	427	4,674	1,155	—	15,043
Substandard	—	101	—	8,913	—	11,904	6,937	—	27,855
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$1,396	$21,194	$48,666	$51,570	$15,998	$72,475	$54,643	$—	$265,942
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$21,136	$127,324	$187,809	$257,773	$121,334	$152,951	$—	$3,847	$872,174
Special Mention	—	70	—	—	—	2,068	—	27	2,165
Substandard	—	268	144	1,280	1,479	5,571	—	439	9,181
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$21,136	$127,662	$187,953	$259,053	$122,813	$160,590	$—	$4,313	$883,520
Current period gross write-offs	$—	$26	$—	$—	$—	$—	$—	$—	$26

Consumer loans:
SFR HELOCs and Junior Liens
Pass	$278	$—	$—	$—	$—	$89	$330,942	$6,527	$337,836
Special Mention	—	—	—	—	—	—	3,416	204	3,620
Substandard	—	—	—	—	—	—	3,260	507	3,767
Doubtful/Loss									—
Total	$278	$—	$—	$—	$—	$89	$337,618	$7,238	$345,223
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$32	$—	$32

Consumer loans:
Other risk ratings
Pass	$9,305	$30,615	$8,361	$7,941	$6,856	$10,413	$618	$—	$74,109
Special Mention	—	—	52	131	60	72	20	—	335
Substandard	—	85	177	157	3	146	2	—	570
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$9,305	$30,700	$8,590	$8,229	$6,919	$10,631	$640	$—	$75,014
Current period gross write-offs	$76	$67	$—	$60	$28	$15	$4	$—	$250

	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$17,591	$62,336	$70,850	$46,756	$7,801	$15,418	$316,769	$246	$537,767
Special Mention	—	—	743	156	86	—	2,046	—	3,031
Substandard	—	—	2,082	768	83	721	5,255	73	8,982
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$17,591	$62,336	$73,675	$47,680	$7,970	$16,139	$324,070	$319	$549,780
Current period gross write-offs	$10	$—	$—	$—	$—	$—	$120	$—	$130

Construction loans:
Construction risk ratings
Pass	$1,979	$71,893	$141,212	$89,345	$22,345	$10,574	$—	$—	$337,348
Special Mention	—	—	11,569	—	—	—	—	—	11,569
Substandard	—	—	—	—	—	64	—	—	64
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$1,979	$71,893	$152,781	$89,345	$22,345	$10,638	$—	$—	$348,981
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$586	$1,378	$2,857	$1,539	$349	$8,897	$120,410	$—	$136,016
Special Mention	—	33	—	—	—	—	6,928	—	6,961
Substandard	—	—	164	490	152	—	1,376	—	2,182
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$586	$1,411	$3,021	$2,029	$501	$8,897	$128,714	$—	$145,159
Current period gross write-offs	$—	$—	$173	$—	$—	$—	$664	$—	$837

Leases:
Lease risk ratings
Pass	$9,250	$—	$—	$—	$—	$—	$—	$—	$9,250
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$9,250	$—	$—	$—	$—	$—	$—	$—	$9,250
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$110,305	$602,614	$1,253,568	$1,187,550	$552,432	$1,874,983	$1,024,222	$10,620	$6,616,294
Special Mention	—	103	22,367	20,325	3,508	45,722	15,817	231	108,073
Substandard	—	454	5,479	20,081	1,717	30,748	16,830	1,019	76,328
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$110,305	$603,171	$1,281,414	$1,227,956	$557,657	$1,951,453	$1,056,869	$11,870	$6,800,695
Current period gross write-offs	$86	$93	$173	$60	$28	$15	$820	$—	$1,275

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$180,326	$413,863	$290,210	$137,656	$206,408	$792,875	$141,686	$—	$2,163,024
Special Mention	—	1,329	—	5,281	17,093	14,174	1,247	—	39,124
Substandard	—	—	767	—	2,139	12,540	212	—	15,658
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$180,326	$415,192	$290,977	$142,937	$225,640	$819,589	$143,145	$—	$2,217,806
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$71,288	$196,915	$190,384	$118,457	$59,220	$268,990	$23,740	$—	$928,994
Special Mention	—	5,773	1,513	2,754	703	2,678	—	—	13,421
Substandard	—	2,972	7,835	—	111	3,107	—	—	14,025
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$71,288	$205,660	$199,732	$121,211	$60,034	$274,775	$23,740	$—	$956,440
Current period gross write-offs	$—	$—	$—	$1,380	$—	$2,228	$29	$—	$3,637

Commercial real estate:
Multifamily risk ratings
Pass	$28,445	$177,032	$279,660	$89,106	$104,108	$225,446	$33,470	$—	$937,267
Special Mention	—	—	11,914	—	—	321	—	—	12,235
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$28,445	$177,032	$291,574	$89,106	$104,108	$225,767	$33,470	$—	$949,502
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$21,729	$46,398	$37,134	$16,006	$16,780	$41,663	$50,857	$—	$230,567
Special Mention	—	2,170	5,802	51	261	734	—	—	9,018
Substandard	101	813	9,053	377	—	13,266	7,859	—	31,469
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$21,830	$49,381	$51,989	$16,434	$17,041	$55,663	$58,716	$—	$271,054
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$135,741	$189,920	$260,870	$125,081	$29,568	$126,975	$—	$4,079	$872,234
Special Mention	71	—	—	—	—	1,948	—	27	2,046
Substandard	—	140	1,296	1,490	531	5,265	—	436	9,158
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$135,812	$190,060	$262,166	$126,571	$30,099	$134,188	$—	$4,542	$883,438
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
SFR HELOCs and Junior Liens
Pass	$297	$—	$—	$—	$—	$96	$343,698	$6,444	$350,535
Special Mention	—	—	—	—	—	—	2,274	138	2,412
Substandard	—	—	—	—	—	—	3,212	654	3,866
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$297	$—	$—	$—	$—	$96	$349,184	$7,236	$356,813
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$66	$66

Consumer loans:
Other risk ratings
Pass	$34,441	$9,061	$8,908	$7,419	$6,825	$4,619	$659	$—	$71,932
Special Mention	21	54	203	63	54	37	18	—	450
Substandard	87	183	164	30	116	52	3	—	635
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$34,549	$9,298	$9,275	$7,512	$6,995	$4,708	$680	$—	$73,017
Current period gross write-offs	$376	$82	$—	$36	$39	$9	$16	$—	$558

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$70,930	$83,184	$51,455	$9,504	$10,193	$7,636	$340,858	$318	$574,078
Special Mention	33	663	237	83	—	178	1,126	—	2,320
Substandard	—	2,014	782	103	4	762	6,318	74	10,057
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$70,963	$85,861	$52,474	$9,690	$10,197	$8,576	$348,302	$392	$586,455
Current period gross write-offs	$153	$287	$240	$2,285	$—	$—	$896	$18	$3,879

Construction loans:
Construction risk ratings
Pass	$56,378	$136,294	$85,144	$47,632	$4,583	$6,518	$—	$—	$336,549
Special Mention	—	10,582	—	—	—	—	—	—	10,582
Substandard	—	—	—	—	67	—	—	—	67
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$56,378	$146,876	$85,144	$47,632	$4,650	$6,518	$—	$—	$347,198
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$945	$2,749	$1,595	$396	$620	$8,491	$114,935	$—	$129,731
Special Mention	—	183	543	176	—	—	11,302	—	12,204
Substandard	—	—	—	—	—	—	2,562	—	2,562
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$945	$2,932	$2,138	$572	$620	$8,491	$128,799	$—	$144,497
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Leases:
Lease risk ratings
Pass	$8,250	$—	$—	$—	$—	$—	$—	$—	$8,250
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$8,250	$—	$—	$—	$—	$—	$—	$—	$8,250
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$608,770	$1,255,416	$1,205,360	$551,257	$438,305	$1,483,309	$1,049,903	$10,841	$6,603,161
Special Mention	125	20,754	20,212	8,408	18,111	20,070	15,967	165	103,812
Substandard	188	6,122	19,897	2,000	2,968	34,992	20,166	1,164	87,497
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$609,083	$1,282,292	$1,245,469	$561,665	$459,384	$1,538,371	$1,086,036	$12,170	$6,794,470
Current period gross write-offs	$529	$369	$240	$3,701	$39	$2,237	$941	$84	$8,140

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of March 31, 2024
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$1,182	$232	$3,104	$4,518	$2,216,050	$2,220,568
CRE owner occupied	1,803	32	244	2,079	972,889	974,968
Multifamily	—	—	—	—	982,290	982,290
Farmland	—	—	4,608	4,608	261,334	265,942
Total commercial real estate loans	2,985	264	7,956	11,205	4,432,563	4,443,768
Consumer:
SFR 1-4 1st DT liens	141	6	534	681	882,839	883,520
SFR HELOCs and junior liens	—	282	572	854	344,369	345,223
Other	76	—	84	160	74,854	75,014
Total consumer loans	217	288	1,190	1,695	1,302,062	1,303,757
Commercial and industrial	482	352	1,270	2,104	547,676	549,780
Construction	52	—	—	52	348,929	348,981
Agriculture production	—	—	1,376	1,376	143,783	145,159
Leases	—	42	—	42	9,208	9,250
Total	$3,736	$946	$11,792	$16,474	$6,784,221	$6,800,695

	Analysis of Past Due Loans - As of December 31, 2023
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$3,876	$—	$1,382	$5,258	$2,212,548	$2,217,806
CRE owner occupied	34	—	247	281	956,159	956,440
Multifamily	—	—	—	—	949,502	949,502
Farmland	635	3,798	2,052	6485	264,569	271,054
Total commercial real estate loans	4,545	3,798	3,681	12,024	4,382,778	4,394,802
Consumer:
SFR 1-4 1st DT liens	141	1,449	490	2,080	881,358	883,438
SFR HELOCs and junior liens	16	—	623	639	356,174	356,813
Other	148	40	30	218	72,799	73,017
Total consumer loans	305	1,489	1,143	2,937	1,310,331	1,313,268
Commercial and industrial	244	605	1,654	2,503	583,952	586,455
Construction	—	—	—	—	347,198	347,198
Agriculture production	593	878	33	1,504	142,993	144,497
Leases	447	—	—	447	7,803	8,250
Total	$6,134	$6,770	$6,511	$19,415	$6,775,055	$6,794,470
The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of March 31, 2024			As of December 31, 2023
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$4,113	$4,113	$—	$2,024	$2,024	$—
CRE owner occupied	3,905	3,905	—	3,994	3,994	—
Multifamily	—	—	—	—	—	—
Farmland	8,926	13,780	—	5,996	14,484	—
Total commercial real estate loans	16,944	21,798	—	12,014	20,502	—
Consumer:
SFR 1-4 1st DT liens	4,821	5,094	—	2,808	2,811	—
SFR HELOCs and junior liens	3,110	3,403	—	3,281	3,571	—
Other	64	99	—	39	105	—
Total consumer loans	7,995	8,596	—	6,128	6,487	—
Commercial and industrial	1,535	2,301	107	1,379	2,503	10
Construction	64	64	—	67	67	—
Agriculture production	311	1,376	—	—	2,322	—
Leases	—	—	—	—	—	—
Sub-total	26,849	34,135	107	19,588	31,881	10
Less: Guaranteed loans	(801)	(872)	—	(766)	(878)
Total, net	$26,048	$33,263	$107	$18,822	$31,003	$10
Interest income on non accrual loans that would have been recognized during the three months ended March 31, 2024 and 2023, if all such loans had been current in accordance with their original terms, totaled $0.85 million and $0.32 million, respectively. Interest income actually recognized on these originated loans during the three months ended March 31, 2024 and 2023 was $0.1 million and $0.02 million, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of March 31, 2024
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR-1st Deed	SFR-2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,459	$381	$506	$767	$—	$—	$—	$—	$—	$—	$—	$4,113
CRE owner occupied	593	—	293	3,019	—	—	—	—	—	—	—	3,905
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	13,780	—	—	—	—	—	13,780
Total commercial real estate loans	3,052	381	799	3,786	—	13,780	—	—	—	—	—	21,798
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	5,089	—	—	—	—	5,089
SFR HELOCs and junior liens	—	—	—	—	—	—	1,403	1,739	—	—	—	3,142
Other	—	—	—	—	—	—	—	—	89	—	—	89
Total consumer loans	—	—	—	—	—	—	6,492	1,739	89	—	—	8,320
Commercial and industrial	—	—	—	—	—	—	—	—	—	1,294	807	2,101
Construction	—	—	—	—	—	—	64	—	—	—	—	64
Agriculture production	—	—	—	1,376	—	—	—	—	—	—	—	1,376
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$3,052	$381	$799	$5,162	$—	$13,780	$6,556	$1,739	$89	$1,294	$807	$33,659

	As of December 31, 2023
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$124	$615	$519	$766	$—	$—	$—	$—	$—	$—	$—	$2,024
CRE owner occupied	614	—	297	3,083	—	—	—	—	—	—	—	3,994
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—
Farmland	—	—	—	635	—	13,849	—	—	—	—	—	14,484
Total commercial real estate loans	738	615	816	4,484	—	13,849	—	—	—	—	—	20,502
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	2,808	—	—	—	—	2,808
SFR HELOCs and junior liens	—	—	—	—	—	—	1,816	1,467	—	—	—	3,283
Other	—	—	—	—	—	—	—	—	95	—	—	95
Total consumer loans	—	—	—	—	—	—	4,624	1,467	95	—	—	6,186
Commercial and industrial	—	—	—	—	—	—	—	—	—	1,712	791	2,503
Construction	—	—	—	—	—	—	67	—	—	—	—	67
Agriculture production	—	—	—	2,288	—	—	—	—	—	—	33	2,321
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$738	$615	$816	$6,772	$—	$13,849	$4,691	$1,467	$95	$1,712	$824	$31,579

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

	For the three months ended
	March 31, 2024			March 31, 2023
(in thousands)	Combination - Term Extension/Rate Change	Payment Delay/Term Extension	Total % of Loans Outstanding	Payment Delay/Term Extension	Total % of Loans Outstanding
CRE non-owner occupied	$211	$—	0.03%	$—	—%
SFR HELOCs and junior liens	—	41	0.01	—	—
Commercial and industrial	—	516	0.07	177	0.03
Total	$211	$557	0.11%	$177	0.03%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the quarter ended March 31, 2024.

Modification Type	Loan Type	Financial Effect
Combination - Term extension / rate change	CRE non-owner occupied	Added 120 months to the life of the loan; converted from variable to fixed interest rate
Payment delay / term extension	SFR HELOCs and junior liens	Added 60 months to the life of the loan
Payment delay / term extension	Commercial and industrial	Added 66 months to the life of the loan
Payment delay / term extension	Commercial and industrial	Added 12 months to the life of the loan

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the quarter ended March 31, 2023.

Modification Type	Loan Type	Financial Effect
Payment delay / term extension	Commercial and industrial	Added 12 months to the life of the loan to delay balloon repayment

During the quarters ended March 31, 2024 and March 31, 2023, respectively, there were no loans with payment defaults by borrowers experiencing financial difficulty which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.

Note 5 - Leases
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

The following table presents the components of lease expense for the periods ended:

	Three months ended March 31,
(in thousands)	2024	2023
Operating lease cost	$1,434	$1,609
Short-term lease cost	52	118
Variable lease cost	13	12
Sublease income	—	—
Total lease cost	$1,499	$1,739
The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended March 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,568	$1,653
ROUA obtained in exchange for operating lease liabilities	$1,327	$4,484
The following table presents the weighted average operating lease term and discount rate as of the period ended:

	March 31,
	2024	2023
Weighted-average remaining lease term (years)	7.9	8.3
Weighted-average discount rate	3.42%	3.27%
At March 31, 2024, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2024	$4,376
2025	5,337
2026	4,799
2027	4,114
2028	3,061
Thereafter	10,973
32,660
Discount for present value of expected cash flows	(4,361)
Lease liability at March 31, 2024	$28,299
Note 6 - Deposits
A summary of the balances of deposits follows:

(in thousands)	March 31, 2024	December 31, 2023
Noninterest-bearing demand	$2,600,448	$2,722,689
Interest-bearing demand	1,742,875	1,731,814
Savings	2,672,537	2,682,068
Time certificates, $250,000 or more	375,222	250,180
Other time certificates	596,576	447,287
Total deposits	$7,987,658	$7,834,038
Certificate of deposit balances of $100.0 million and $50.0 million from the State of California were included in time certificates, over $250,000, at March 31, 2024 and December 31, 2023, respectively. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company.

Overdrawn deposit balances of $1.7 million and $1.8 million were classified as consumer loans at March 31, 2024 and December 31, 2023, respectively.
Note 7 - Other Borrowings
A summary of the balances of other borrowings follows:

	March 31, 2024	December 31, 2023
(in thousands)
Term borrowing at FHLB, fixed rate of 4.75%, payable on April 8, 2024	$200,000	$200,000
Overnight borrowing at FHLB, fixed rate of 5.69%, payable on April 1, 2024	167,000	—
Overnight borrowing at FHLB, fixed rate of 5.70%, payable on January 2, 2024	—	400,000
Other collateralized borrowings, fixed rate, as of March 31, 2024 and December 31, 2023 of 0.05%, payable on April 1, 2024 and January 2, 2024, respectively	25,409	32,582
Total other borrowings	$392,409	$632,582

Note 8 - Junior Subordinated Debt
The following table summarizes the terms and recorded balances of each debenture as of the date indicated:

(in thousands)			Coupon Rate (Variable) 3 mo. SOFR +	As of March 31, 2024		As of December 31, 2023
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	8.63%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	8.13%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	8.82%	5,629	5,602
North Valley Trust III	7/23/2034	5,155	2.80%	8.38%	4,495	4,472
North Valley Trust IV	3/15/2036	10,310	1.33%	6.92%	7,673	7,615
VRB Subordinated	3/29/2029	16,000	3.52%	9.08%	16,953	17,000
VRB Subordinated - 5%	8/27/2035	20,000	Fixed	5.00%	25,132	25,172
		$98,889			$101,120	$101,099
The VRB - 5% Subordinated Debt issuance is fixed at 5.0% through August 27, 2025, then will have a floating rate of 90-day average SOFR plus 4.9% until maturity.
Note 9 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	March 31, 2024	December 31, 2023
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$793,157	$788,742
Consumer loans	642,028	652,110
Real estate mortgage loans	447,443	453,647
Real estate construction loans	324,254	331,178
Standby letters of credit	41,912	38,449
Deposit account overdraft privilege	129,273	121,539

Note 10 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $20.4 million and $18.2 million during the three months ended March 31, 2024 and 2023, respectively. The Bank is regulated by the FDIC and the DFPI. Absent approval from the Commissioner of the DFPI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On February 25, 2021, the Board of Directors authorized the repurchase of up to 2.0 million shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases can be determined by the Company's management and therefore the total value of the shares to be purchased under the 2021 Repurchase Plan is subject to change. The 2021 Repurchase Plan has no expiration date (in accordance with applicable laws and regulations). During the three months ended March 31, 2024 and 2023, the Company repurchased 99,332 and 150,000 shares with market values of $3.4 million and $7.0 million, respectively.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of exercise price, if applicable, and the tax withholding on such shares. During the three months ended March 31, 2024 and 2023, exercising option holders tendered zero shares, respectively, of the Company’s common stock in connection with option exercises. Employees also tendered zero and 12,381 shares in connection with the tax withholding requirements of other share-based awards during the three months ended March 31, 2024 and 2023, respectively. In total, shares of the Company's common stock tendered had market values of zero and $0.6 million during the quarters ended March 31, 2024 and 2023, respectively. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share-based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2021 Stock Repurchase Plans.
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
Stock option activity during the three months ended March 31, 2024, is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	7,500	$23.21
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Outstanding at March 31, 2024	7,500	$23.21
The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of March 31, 2024:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	7,500	—	7,500
Weighted average exercise price	$23.21	$—	$23.21
Intrinsic value (in thousands)	$102	$—	$102
Weighted average remaining contractual term (yrs.)	0.5	n/a	0.5

As of March 31, 2024, all options outstanding are fully vested and are expected to be exercised prior to expiration. The Company did not modify any option grants during the three months ended March 31, 2024 or 2023.
Activity related to restricted stock unit awards during the three months ended March 31, 2024 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2023	144,487	123,102
RSUs granted	65,167	56,516
RSUs added through dividend and performance credits	1,968	—
RSUs released	—	—
RSUs forfeited	(1,063)	(1,204)
Outstanding at March 31, 2024	210,559	178,414
The 210,559 of service condition vesting RSUs outstanding as of March 31, 2024 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 210,559 of service condition vesting RSUs outstanding as of March 31, 2024 are expected to vest, and be released, on a weighted-average basis, over the next 2.2 years. The Company expects to recognize $5.4 million of pre-tax compensation costs related to these service condition vesting RSUs between March 31, 2024 and their vesting dates. The Company did not modify any service condition vesting RSUs during the three months ended March 31, 2024 or 2023.
The 178,414 of market plus service condition vesting RSUs outstanding as of March 31, 2024 are expected to vest, and be released, on a weighted-average basis, over the next 2.3 years. The Company expects to recognize $3.0 million of pre-tax compensation costs related to these RSUs between March 31, 2024 and their vesting dates. As of March 31, 2024, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 267,621 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2023 or during the three months ended March 31, 2024.
Note 12 - Non-interest Income and Expense
The following table summarizes the Company’s non-interest income for the periods indicated:

	Three months ended March 31,
(in thousands)	2024	2023
ATM and interchange fees	$6,169	$6,344
Service charges on deposit accounts	4,663	3,431
Other service fees	1,366	1,166
Mortgage banking service fees	428	465
Change in value of mortgage servicing rights	11	(209)
Total service charges and fees	12,637	11,197
Increase in cash value of life insurance	803	802
Asset management and commission income	1,128	934
Gain on sale of loans	261	206
Lease brokerage income	161	98
Sale of customer checks	312	288
Loss on sale of investment securities	—	(164)
(Loss) gain on marketable equity securities	(28)	42
Other	497	232
Total other non-interest income	3,134	2,438
Total non-interest income	$15,771	$13,635

The components of non-interest expense were as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Base salaries, net of deferred loan origination costs	$24,020	$23,000
Incentive compensation	3,257	2,895
Benefits and other compensation costs	7,027	6,668
Total salaries and benefits expense	34,304	32,563
Occupancy	3,951	4,160
Data processing and software	5,107	4,032
Equipment	1,356	1,383
Intangible amortization	1,030	1,656
Advertising	762	759
ATM and POS network charges	1,661	1,709
Professional fees	1,340	1,589
Telecommunications	511	595
Regulatory assessments and insurance	1,251	792
Postage	308	299
Operational losses	352	435
Courier service	480	339
(Gain) on sale or acquisition of foreclosed assets	(38)	—
Gain on disposal of fixed assets	5	—
Other miscellaneous expense	4,124	3,483
Total other non-interest expense	22,200	21,231
Total non-interest expense	$56,504	$53,794
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

	Three months ended March 31,
(in thousands)	2024	2023
Net income	$27,749	$35,833
Average number of common shares outstanding	33,245	33,296
Effect of dilutive stock options and restricted stock	125	142
Average number of common shares outstanding used to calculate diluted earnings per share	33,370	33,438
Options excluded from diluted earnings per share because of their antidilutive effect	—	—

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Unrealized holding gains (losses) on available for sale securities before reclassifications	$(15,899)	$34,540
Amounts reclassified out of AOCI:
Realized loss on debt securities	—	164
Unrealized holding gains (losses) on available for sale securities after reclassifications	(15,899)	34,704
Tax effect	4,701	(10,260)
Unrealized holding gains (losses) on available for sale securities, net of tax	(11,198)	24,444
Change in unfunded status of the supplemental retirement plans before reclassifications	459	114
Amounts reclassified out of AOCI:
Amortization of prior service cost	—	—
Amortization of actuarial losses	(459)	(114)
Total amounts reclassified out of accumulated other comprehensive loss	(459)	(114)
Change in unfunded status of the supplemental retirement plans after reclassifications	—	—
Tax effect	—	—
Change in unfunded status of the supplemental retirement plans, net of tax	—	—
Change in joint beneficiary agreement liability before reclassifications	—	—
Tax effect	—	—
Change in joint beneficiary agreement liability before reclassifications, net of tax	—	—
Total other comprehensive income (loss)	$(11,198)	$24,444
The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Net unrealized loss on available for sale securities	$(247,720)	$(231,821)
Tax effect	73,235	68,534
Unrealized holding loss on available for sale securities, net of tax	(174,485)	(163,287)
Unfunded status of the supplemental retirement plans	13,527	13,527
Tax effect	(3,999)	(3,999)
Unfunded status of the supplemental retirement plans, net of tax	9,528	9,528
Joint beneficiary agreement liability	590	590
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	590	590
Accumulated other comprehensive loss	$(164,367)	$(153,169)
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
Marketable equity securities and debt securities available for sale - Marketable equity securities and debt securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. The Company had no securities classified as Level 3 during any of the periods covered in these consolidated financial statements.
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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at March 31, 2024	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,606	$2,606	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,170,192	—	1,170,192	—
Obligations of states and political subdivisions	234,177	—	234,177	—
Corporate bonds	5,746	—	5,746	—
Asset backed securities	359,673	—	359,673	—
Non-agency mortgage backed securities	304,100	—	304,100	—
Loans held for sale	1,346	—	1,346	—
Mortgage servicing rights	6,697	—	—	6,697
Total assets measured at fair value	$2,084,537	$2,606	$2,075,234	$6,697

Fair value at December 31, 2023	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,634	$2,634	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,221,737	—	1,221,737	—
Obligations of states and political subdivisions	236,375	—	236,375	—
Corporate bonds	5,602	—	5,602	—
Asset backed securities	355,281	—	355,281	—
Non-agency mortgage backed securities	333,509	—	333,509	—
Loans held for sale	458	—	458	—
Mortgage servicing rights	6,606	—	—	6,606
Total assets measured at fair value	$2,162,202	$2,634	$2,152,962	$6,606
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the three months ended March 31, 2024 or March 31, 2023, respectively.
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

Three months ended March 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2024: Mortgage servicing rights	$6,606	—	$11	$80	$6,697
2023: Mortgage servicing rights	$6,712	—	$(209)	$50	$6,553

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
The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2024 and December 31, 2023:

As of March 31, 2024:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,697	Discounted cash flow	Constant prepayment rate	6% - 11%; 6.4%
			Discount rate	10% - 14%; 12%
As of December 31, 2023:
Mortgage Servicing Rights	$6,606	Discounted cash flow	Constant prepayment rate	6% - 12.8%; 7.0%
			Discount rate	10% - 14%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

March 31, 2024	Total	Level 1	Level 2	Level 3
Fair value:
Collateral dependent loans	$5,056	—	—	$5,056
Foreclosed assets	831	—	—	831
Total assets measured at fair value	$5,887	—	—	$5,887

December 31, 2023	Total	Level 1	Level 2	Level 3
Fair value:
Collateral dependent loans	$4,175	—	—	$4,175
Foreclosed assets	50	—	—	50
Total assets measured at fair value	$4,225	—	—	$4,225

The tables below present the gains (losses) resulting from non-recurring fair value adjustments of assets and liabilities for the periods indicated (in thousands):

	Three months ended March 31,
	2024	2023
Collateral dependent loans	$128	$(277)
Foreclosed assets	(224)	—
Total losses from non-recurring measurements	$(96)	$(277)

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2024:

March 31, 2024	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$5,056	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
Foreclosed assets (Residential real estate)	$831	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful N/A

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2023:

December 31, 2023	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$4,175	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
Foreclosed assets (Residential real estate)	$50	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful N/A
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

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$73,322	$73,322	$81,626	$81,626
Cash at Federal Reserve and other banks	9,514	9,514	17,075	17,075
Level 2 inputs:
Securities held to maturity	127,811	118,528	133,494	125,126
Restricted equity securities	17,250	N/A	17,250	n/a
Level 3 inputs:
Loans, net	6,676,301	6,291,078	6,672,948	6,278,577
Financial liabilities:
Level 2 inputs:
Deposits	7,987,658	7,982,067	7,834,038	7,828,554
Other borrowings	392,409	329,409	632,582	632,582
Level 3 inputs:
Junior subordinated debt	101,120	101,090	101,099	95,407

(in thousands)	Contract Amount	Fair Value	Contract Amount	Fair Value
Off-balance sheet:
Level 3 inputs:
Commitments	$2,206,882	$22,069	$2,225,677	$22,257
Standby letters of credit	41,912	419	38,449	385
Overdraft privilege commitments	129,273	1,293	121,539	1,215

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios

(set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of March 31, 2024 and December 31, 2023 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of March 31, 2024 and December 31, 2023 based on the then phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of March 31, 2024:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,212,626	14.97%	$850,469	10.50%	N/A	N/A
Tri Counties Bank	$1,202,415	14.85%	$850,265	10.50%	$809,776	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,068,911	13.20%	$688,475	8.50%	N/A	N/A
Tri Counties Bank	$1,100,831	13.59%	$688,310	8.50%	$647,821	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,011,649	12.49%	$566,979	7.00%	N/A	N/A
Tri Counties Bank	$1,100,831	13.59%	$566,843	7.00%	$526,355	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,068,911	11.01%	$388,326	4.00%	N/A	N/A
Tri Counties Bank	$1,100,831	11.34%	$388,253	4.00%	$485,316	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2023:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,196,106	14.73%	$852,850	10.50%	N/A	N/A
Tri Counties Bank	$1,190,542	14.66%	$852,648	10.50%	$812,046	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,052,063	12.95%	$690,402	8.50%	N/A	N/A
Tri Counties Bank	$1,088,717	13.41%	$690,239	8.50%	$649,637	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$994,907	12.25%	$568,566	7.00%	N/A	N/A
Tri Counties Bank	$1,088,717	13.41%	$568,432	7.00%	$527,830	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,052,063	10.75%	$391,620	4.00%	N/A	N/A
Tri Counties Bank	$1,088,717	11.12%	$391,574	4.00%	$489,468	5.00%

As of March 31, 2024 and December 31, 2023, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at March 31, 2024 and December 31, 2023, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At March 31, 2024, the Company and the Bank are in compliance with the capital conservation buffer requirement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Cautionary Statements Regarding Forward-Looking Information
The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the conditions of the United States economy in general and the strength of the local economies in which we conduct operations; the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the impacts of inflation, interest rate, market and monetary fluctuations on the Company's business condition and financial operating results; the impact of changes in financial services industry policies, laws and regulations; regulatory restrictions affecting our ability to successfully market and price our products to consumers; the risks related to the development, implementation, use and management of emerging technologies, including artificial intelligence and machine learning; extreme weather, natural disasters and other catastrophic events that may or may not be caused by climate change and their effects on the Company's customers and the economic and business environments in which the Company operates; the impact of a slowing U.S. economy, decreases in housing and commercial real estate prices, and potentially increased unemployment on the performance of our loan portfolio, the market value of our investment securities and possible other-than-temporary impairment of securities held by us due to changes in credit quality or rates; the availability of, and cost of, sources of funding and the demand for our products; adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, commodities prices, inflationary pressures and labor shortages on the economic recovery and our business; the impacts of international hostilities, wars, terrorism or geopolitical events; adverse developments in the financial services industry generally such as the recent bank failures and any related impact on depositor behavior or investor sentiment; risks related to the sufficiency of liquidity; the possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings and capital; the costs or effects of mergers, acquisitions or dispositions we may make, as well as whether we are able to obtain any required governmental approvals in connection with any such activities, or identify and complete favorable transactions in the future, and/or realize the anticipated financial and business benefits; the regulatory and financial impacts associated with exceeding $10 billion in total assets; the negative impact on our reputation and profitability in the event customers experience economic harm or in the event that regulatory violations are identified; the ability to execute our business plan in new markets; the future operating or financial performance of the Company, including our outlook for future growth and changes in the level and direction of our nonperforming assets and charge-offs; the appropriateness of the allowance for credit losses, including the assumptions made under our current expected credit losses model; any deterioration in values of California real estate, both residential and commercial; the effectiveness of the Company's asset management activities managing the mix of earning assets and in improving, resolving or liquidating lower-quality assets; the effect of changes in the financial performance and/or condition of our borrowers; changes in accounting standards and practices; changes in consumer spending, borrowing and savings habits; our ability to attract and maintain deposits and other sources of liquidity; the effects of changes in the level or cost of checking or savings account deposits on our funding costs and net interest margin; increasing noninterest expense and its impact on our financial performance; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional competitors including retail businesses and technology companies; the challenges of attracting, integrating and retaining key employees; the vulnerability of the Company's operational or security systems or infrastructure, the systems of third-party vendors or other service providers with whom the Company contracts, and the Company's customers to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and data/security breaches and the cost to defend against and respond to such incidents; the impact of the 2023 cyber security ransomware incident on our operations and reputation; increased data security risks due to work from home arrangements and email vulnerability; failure to safeguard personal information, and any resulting litigation; the effect of a fall in stock market prices on our brokerage and wealth management businesses; the transition from the LIBOR to new interest rate benchmarks; the emergence or continuation of widespread health emergencies or pandemics; the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and our ability to manage the risks involved in the foregoing. There can be no assurance that future developments affecting us will be the same as those anticipated by management. Additional factors that could cause results to differ materially from those described above can be found in our Annual Report on Form 10-K for the year ended December 31, 2023, which has been filed with the Securities and Exchange Commission (the “SEC”) and all subsequent filings with the SEC under Sections 13(a), 13(c), 14, and 15(d) of the Securities Act of 1934, as amended. Such filings are also available in the “Investor Relations” section of our website, https://www.tcbk.com/investor-relations and in other documents we file with the SEC. Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results. We undertake no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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

Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A detailed discussion related to the Company’s accounting policies including those related to estimates on the allowance for credit losses related to loans and investment securities, and impairment of intangible assets, can be found in Note 1 of the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.
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
Financial Highlights
Performance highlights and other developments for the Company as of or for the three months ended March 31, 2024, included the following:
•For the quarter ended March 31, 2024, the Company’s return on average assets was 1.13%, while the return on average equity was 9.50%; for the trailing quarter ended December 31, 2023, the Company’s return on average assets was 1.05%, while the return on average equity was 9.43%.
•Diluted earnings per share were $0.83 for the first quarter of 2024, compared to $0.78 for the trailing quarter and $1.07 during the first quarter of 2023.
•Net income was $27.7 million compared to $26.1 million in the trailing quarter; pre-tax pre-provision net revenue was $42.0 million compared to $42.4 million in the trailing quarter.
•Deposit balances increased $153.6 million or 7.8% (annualized) from the trailing quarter.
•The loan to deposit ratio decreased to 85.1% as of March 31, 2024, as compared to 86.7% for the trailing quarter end, as a result of deposit growth during the quarter.
•The efficiency ratio improved to 57.36% for the quarter ended March 31, 2024, as compared to 58.71% for the trailing quarter end, due to management's focus on expense control as well as the absence of non-recurring costs in the quarter.
•The provision for credit losses was approximately $4.3 million during the quarter ended March 31, 2024, as compared to $6.0 million during the trailing quarter end, reflecting the risks associated with general economic trends and forecasts.
•The allowance for credit losses (ACL) to total loans was 1.83% as of March 31, 2024, compared to 1.79% as of the trailing quarter end, and 1.69% as of March 31, 2023. Non-performing assets to total assets were 0.37% on March 31, 2024, as compared to 0.35% as of December 31, 2023, and 0.20% at March 31, 2023. At March 31, 2024, the ACL represented 363% of non-performing loans.
•Average yield on earning assets was 5.13%, an increase of 4 basis points over the 5.09% in the trailing quarter.
•Net interest margin was 3.68% in the recent quarter, narrowing 13 basis points from 3.81% in the trailing quarter; management expects that net interest margin will reach an inflection point in the second half of 2024.
•Non-interest bearing deposits averaged 33.8% of total deposits during the first quarter of 2024.
•The average cost of total deposits was 1.21%, an increase of 16 basis points as compared to 1.05% in the trailing quarter, and an increase of 96 basis points from 0.25% in the same quarter of the prior year; the Company's total cost of deposits have increased 117 basis points since FOMC rate actions began in March 2022, which translates to a cycle-to-date deposit beta of 22.3%.

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended March 31,
	2024	2023
Net interest income	$82,736	$93,336
Provision for credit losses	(4,305)	(4,195)
Non-interest income	15,771	13,635
Non-interest expense	(56,504)	(53,794)
Provision for income taxes	(9,949)	(13,149)
Net income	$27,749	$35,833
Per Share Data:
Basic earnings per share	$0.83	$1.08
Diluted earnings per share	$0.83	$1.07
Dividends paid	$0.33	$0.30
Book value at period end	$35.06	$32.84
Average common shares outstanding	33,245	33,296
Average diluted common shares outstanding	33,370	33,438
Shares outstanding at period end	33,169	33,195
At period end:
Loans	$6,800,695	$6,422,421
Total investment securities	$2,221,555	$2,577,769
Total assets	$9,813,767	$9,842,394
Total deposits	$7,987,658	$8,025,865
Other borrowings	$392,409	$434,140
Shareholders’ equity	$1,163,051	$1,090,245
Financial Ratios:
During the period:
Return on average assets (annualized)	1.13%	1.47%
Return on average equity (annualized)	9.50%	13.36%
Net interest margin(1) (annualized)	3.68%	4.20%
Efficiency ratio	57.36%	50.29%
Average equity to average assets	11.92%	11.00%
At end of period:
Equity to assets	11.85%	11.08%
Total capital to risk-adjusted assets	14.97%	14.50%
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

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023	Change	% Change
Interest income	$115,417	$102,907	$12,510	12.2%
Interest expense	(32,681)	(9,571)	(23,110)	241.5%
Fully tax-equivalent adjustment (FTE) (1)	275	392	(117)	(29.8)%
Net interest income (FTE)	$83,011	$93,728	$(10,717)	(11.4)%
Net interest margin (FTE)	3.68%	4.20%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,332	$1,397	$(65)	(4.7)%
Net interest margin less effect of acquired loan discount accretion(1)	3.62%	4.14%	(0.52)%
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

Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or the discount is accreted (added to) interest income over the remaining life of the loan. The dollar impact of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining unaccreted discount or unamortized premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. Despite the elevated rate environment, the prepayment rate of portfolio loans, inclusive of those acquired at a premium or discount, remains consistent. During the quarter ended March 31, 2024 and March 31, 2023, the purchased loan discount accretion was $1.3 million and $1.4 million, respectively.

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

	For the three months ended
	March 31, 2024			March 31, 2023
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$6,785,840	$96,485	5.72%	$6,413,958	$82,415	5.21%
Investment securities - taxable	2,127,420	17,829	3.37%	2,415,485	18,916	3.18%
Investment securities - nontaxable(1)	138,900	1,192	3.45%	189,050	1,699	3.64%
Total investments	2,266,320	19,021	3.38%	2,604,535	20,615	3.21%
Cash at Federal Reserve and other banks	14,377	186	5.20%	26,818	269	4.07%
Total interest-earning assets	9,066,537	115,692	5.13%	9,045,311	103,299	4.63%
Other assets	789,260			850,866
Total assets	$9,855,797			$9,878,927
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,710,844	$4,947	1.16%	$1,673,114	$387	0.09%
Savings deposits	2,651,917	10,900	1.65%	2,898,463	4,154	0.58%
Time deposits	811,894	7,682	3.81%	274,805	604	0.89%
Total interest-bearing deposits	5,174,655	23,529	1.83%	4,846,382	5,145	0.43%
Other borrowings	584,696	7,378	5.08%	277,632	2,809	4.10%
Junior subordinated debt	101,106	1,774	7.06%	101,044	1,617	6.49%
Total interest-bearing liabilities	5,860,457	32,681	2.24%	5,225,058	9,571	0.74%
Noninterest-bearing deposits	2,646,389			3,372,194
Other liabilities	174,359			194,202
Shareholders’ equity	1,174,592			1,087,473
Total liabilities and shareholders’ equity	$9,855,797			$9,878,927
Net interest spread(2)			2.89%			3.89%
Net interest income and interest margin(3)		$83,011	3.68%		$93,728	4.20%
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
Net interest income (FTE) during the three months ended March 31, 2024, decreased $4.0 million or 4.6% to $83.0 million compared to $87.0 million during the three months ended December 31, 2023. In addition, net interest margin declined 13 basis points to 3.68%, compared to the trailing quarter. The decrease in net interest income is primarily attributed to an additional $2.4 million or 11.4% in deposit interest expense due to changes in product mix as customers continue to be drawn towards higher yielding term deposit accounts. Deposit cost increases during the current quarter were also influenced by continued competitive pricing pressures. Net interest income for the quarter was also impacted by an increase of $1.0 million in other borrowings costs and declines in investment income totaling $1.4 million, with a partial offset from increased loan income of $1.0 million.

As compared to the same quarter in the prior year, average loan yields increased 51 basis points from 5.21% during the three months ended March 31, 2023, to 5.72% during the three months ended March 31, 2024. The accretion of discounts from acquired loans added 9 and 11 basis points to loan yields during the quarters ended March 31, 2024 and March 31, 2023, respectively. The rates paid on interest bearing deposits increased by 21 basis points during the quarter ended March 31, 2024, compared to the trailing quarter. The cost of interest-bearing deposits increased by 140 basis points between the quarter ended March 31, 2024, and the same quarter of the prior year. In addition, the average balance of noninterest-bearing deposits decreased by $170.3 million quarter over quarter and decreased by $725.8 million from three month average for the period ended March 31, 2023 amidst a continued migration of customer funds to interest-bearing products. As of March 31, 2024, the ratio of average total noninterest-bearing deposits to total average deposits was 33.8%, as compared to 35.2% and 41.0% at December 31, 2023 and March 31, 2023, respectively.

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

	Three months ended March 31, 2024 compared with three months ended March 31, 2023
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$4,859	$9,211	$14,070
Investment securities	(2,748)	1,154	(1,594)
Cash at Federal Reserve and other banks	(127)	44	(83)
Total interest-earning assets	1,984	10,409	12,393
Increase (decrease) in interest expense:
Interest-bearing demand deposits	8	4,552	4,560
Savings deposits	(357)	7,103	6,746
Time deposits	1,195	5,883	7,078
Other borrowings	3,147	1,422	4,569
Junior subordinated debt	1	156	157
Total interest-bearing liabilities	3,994	19,116	23,110
Decrease in net interest income	$(2,010)	$(8,707)	$(10,717)

The following commentary regarding net interest income, interest income and interest expense may be best understood while referencing the Summary of Average Balances, Yields/Rates and Interest Differential and the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid shown above.
Net interest income (FTE) during the three months ended March 31, 2024 decreased $10.7 million to $83.0 million compared to $93.7 million during the three months ended March 31, 2023. The overall decrease in net interest income (FTE) was due to increasing interest rates elevating interest expense on interest-bearing liabilities, most significantly deposits and other borrowings, resulting in a net increase of $18.3 million and $4.5 million, respectively. Elevated interest rates also improved interest income on earning assets by $10.4 million, partially offsetting the increases in interest expense.

Asset Quality and Credit Loss Provisioning
During the three months ended March 31, 2024, the Company recorded a provision for credit losses of $4.3 million, as compared to $6.0 million during the trailing quarter, and $4.2 million during the first quarter of 2023.

	Three months ended
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Addition to allowance for credit losses	$4,015	$6,040	$4,315
Addition to (reversal of) reserve for unfunded loan commitments	290	(50)	(120)
Total provision for (reversal of) credit losses	$4,305	$5,990	$4,195
The allowance for credit losses (ACL) was $124.4 million or 1.83% of total loans as of March 31, 2024. The provision for credit losses on loans of $4.0 million during the recent quarter was the net effect of charge-offs and increases in reserves for qualitative factors and quantitative reserves under the cohort model, inclusive of a $1.5 million decrease in specific reserves for individually evaluated credits. On a comparative basis, the provision for credit losses of $4.3 million during the three months ended March 31, 2023, was attributed to both loan growth and qualitative components of the ACL model. For the current quarter, the qualitative components of the ACL resulted in a net increase in required reserves due primarily to year over year increases in concentrated loan growth and California unemployment trends. The quantitative component of the ACL decreased reserve requirements by approximately $1.3 million over the trailing quarter, primarily attributed to decreases in specific reserves.

	Three months ended
(dollars in thousands)	March 31, 2024	March 31, 2023
Balance, beginning of period	$121,522	$105,680
Provision for credit losses	4,015	4,315
Loans charged-off	(1,275)	(1,758)
Recoveries of previously charged-off loans	132	170
Balance, end of period	$124,394	$108,407
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
Loans past due 30 days or more decreased by $2.9 million during the quarter ended March 31, 2024, to $16.5 million, as compared to $19.4 million at December 31, 2023. Of the total $16.5 million in loans identified as past due, approximately $4.7 million is less than 90 days past due, the majority of which is well-secured. Non-performing loans were $34.2 million at March 31, 2024, an increase of $2.4 million from $31.9 million as of December 31, 2023, and an increase of $18.2 million from $16.0 million as of March 31, 2023. The increase in non-performing loans as compared to the trailing quarter is concentrated between non-owner occupied commercial real estate and agriculture lending, specifically the result of declines in commodity pricing and therefore, expected revenue available to borrowers from harvest proceeds. Management continues to proactively work with these borrowers to identify actionable and appropriate resolution strategies which are customary for the industries. Of the $34.2 million loans designated as non-performing as of March 31, 2024, approximately $21.3 million are current with respect to payments required under their original loan agreements.

	March 31,	% of Loans Outstanding	December 31,	% of Loans Outstanding	March 31	% of Loans Outstanding
(dollars in thousands)	2024		2023		2023
Risk Rating:
Pass	$6,616,294	97.3%	$6,603,161	97.2%	$6,232,962	97.0%
Special Mention	108,073	1.6%	103,812	1.5%	125,492	2.0%
Substandard	76,328	1.1%	87,497	1.3%	63,967	1.0%
Total	$6,800,695		$6,794,470		$6,422,421

Classified loans to total loans	1.12%		1.29%		1.00%
Loans past due 30+ days to total loans	0.24%		0.29%		0.12%
The ratio of classified loans to total loans of 1.12% as of March 31, 2024 decreased 17 basis points from December 31, 2023 and increased 12 basis points from the comparative quarter ended 2023. The improvement in classified loans outstanding was spread amongst several substandard relationships primarily within commercial real estate. As a percentage of total loans outstanding, classified assets remain consistent with volumes experienced prior to the recent quantitative easing cycle spurred by the COVID pandemic, and reflects management's historically conservative approach to credit risk monitoring. The Company's combined criticized loan balances decreased during the quarter by $6.9 million to $184.4 million as of March 31, 2024 and Management believes the associated credit risk has been adequately reserved against.
As of March 31, 2024, other real estate owned consisted of 10 properties with a carrying value of approximately $2.5 million, a decrease of $0.2 million from the trailing quarter ended.
Non-performing assets of $36.7 million at March 31, 2024, represented 0.37% of total assets, a change from the $34.6 million or 0.35% and $19.5 million or 0.20% as of December 31, 2023 and March 31, 2023, respectively.

Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended March 31,
(in thousands)	2024	2023	$ Change	% Change
ATM and interchange fees	$6,169	$6,344	$(175)	(2.8)%
Service charges on deposit accounts	4,663	3,431	1,232	35.9%
Other service fees	1,366	1,166	200	17.2%
Mortgage banking service fees	428	465	(37)	(8.0)%
Change in value of mortgage servicing rights	11	(209)	220	(105.3)%
Total service charges and fees	12,637	11,197	1,440	12.9%
Increase in cash value of life insurance	803	802	1	0.1%
Asset management and commission income	1,128	934	194	20.8%
Gain on sale of loans	261	206	55	26.7%
Lease brokerage income	161	98	63	64.3%
Sale of customer checks	312	288	24	8.3%
Loss on sale of investment securities	—	(164)	164	n/m
Gain (loss) on marketable equity securities	(28)	42	(70)	(166.7)%
Other	497	232	265	114.2%
Total other non-interest income	3,134	2,438	696	28.5%
Total non-interest income	$15,771	$13,635	$2,136	15.7%
Non-interest income increased $2.1 million or 15.7% to $15.8 million during the three months ended March 31, 2024, compared to $13.6 million during the comparative quarter ended March 31, 2023. Service charges on deposit accounts increased by $1.2 million or 35.9% as compared to the equivalent period in 2023 following $0.9 million in waived or reversed fees due to a network outage in the earlier period.

Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated:

	Three months ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Base salaries, net of deferred loan origination costs	$24,020	$23,000	$1,020	4.4%
Incentive compensation	3,257	2,895	362	12.5%
Benefits and other compensation costs	7,027	6,668	359	5.4%
Total salaries and benefits expense	34,304	32,563	1,741	5.3%
Occupancy	3,951	4,160	(209)	(5.0)%
Data processing and software	5,107	4,032	1,075	26.7%
Equipment	1,356	1,383	(27)	(2.0)%
Intangible amortization	1,030	1,656	(626)	(37.8)%
Advertising	762	759	3	0.4%
ATM and POS network charges	1,661	1,709	(48)	(2.8)%
Professional fees	1,340	1,589	(249)	(15.7)%
Telecommunications	511	595	(84)	(14.1)%
Regulatory assessments and insurance	1,251	792	459	58.0%
Postage	308	299	9	3.0%
Operational losses	352	435	(83)	(19.1)%
Courier service	480	339	141	41.6%
Gain on sale or acquisition of foreclosed assets	(38)	—	(38)	n/m
Loss on disposal of fixed assets	5	—	5	n/m
Other miscellaneous expense	4,124	3,483	641	18.4%
Total other non-interest expense	22,200	21,231	969	4.6%
Total non-interest expense	$56,504	$53,794	$2,710	5.0%
Average full time equivalent staff	1,188	1,219	(31)	(2.5)%
Non-interest expense increased $2.7 million or 5.0% to $56.5 million during the three months ended March 31, 2024, as compared to $53.8 million for the quarter ended March 31, 2023. Total salaries and benefits expense increased by $1.7 million or 5.3% to $34.3 million, largely from annual compensation adjustments and other routine increases in benefits and compensation. Data processing and software expenses increased by $1.1 million or 26.7% related to ongoing investments in the Company's data management and security infrastructure. Regulatory assessment charges increased $0.5 million or 58.0% following the increase in assessment rates beginning in the second quarter of 2023.

Income Taxes
The Company’s effective tax rate was 26.4% for the quarter and year ended March 31, 2024, as compared to 28.4% for the period ended December 31, 2023. Differences between the Company's effective tax rate and applicable federal and state blended statutory rate of approximately 29.6% are due to the proportion of non-taxable revenues, non-deductible expenses, and benefits from tax credits as compared to the levels of pre-tax earnings.
Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. The following is a comparison of the quarterly change in certain assets and liabilities:

Ending balances	March 31,	December 31,		Annualized % Change
(dollars in thousands)	2024	2023	$ Change
Total assets	$9,813,767	$9,910,089	$(96,322)	(3.9)%
Total loans	6,800,695	6,794,470	6,225	0.4
Total investments	2,221,555	2,305,882	(84,327)	(14.6)
Total deposits	7,987,658	7,834,038	153,620	7.8
Total other borrowings	392,409	632,582	(240,173)	(151.9)

Loans outstanding increased by $6.2 million or 0.4% on an annualized basis during the quarter ended March 31, 2024. During the quarter, loan originations/draws totaled approximately $325.5 million while payoffs/repayments of loans totaled $321.3 million, which compares to originations/draws and payoffs/repayments during the trailing quarter ended of $450.0 million and $368.0 million, respectively. While origination volume decreased from the previous quarter, activity levels continue to be lower relative to the comparative period in 2023 due in part to disciplined pricing and underwriting, as well as decreased borrower demand given economic uncertainties. Investment security balances decreased $84.3 million or 14.6% on an annualized basis as the result of net prepayments, and maturities, collectively totaling approximating $66.4 million, in addition to net decreases in the market value of securities of $15.9 million. For the foreseeable future, management intends to utilize cash flows from the investment security portfolio and organic deposit growth to support loan growth or reduce borrowings, thus driving an improved mix of earning assets. Deposit balances increased by $153.6 million or 7.8% annualized during the period, led by growth within time deposits. Proceeds from the call or maturity of investment securities, and growth in deposits, during the quarter supported a net decrease of $240.2 million in short-term borrowings, which totaled $392.4 million at March 31, 2024.
The following is a comparison of the year over year change in certain assets and liabilities:

Ending balances	As of March 31,			% Change
(dollars in thousands)	2024	2023	$ Change
Total assets	$9,813,767	$9,842,394	$(28,627)	(0.3)%
Total loans	6,800,695	6,422,421	378,274	5.9
Total investments	2,221,555	2,577,769	(356,214)	(13.8)
Total deposits	7,987,658	8,025,865	(38,207)	(0.5)
Total other borrowings	392,409	434,140	(41,731)	(9.6)
Loan balances increased as a result of organic activities by approximately $378.3 million or 5.9% during the twelve-month period ending March 31, 2024. Over the same period deposit balances have declined by $38.2 million or 0.5%. The Company has offset these declines through the deployment of excess cash balances, runoff of investment security balances, and proceeds from short-term Federal Home Loan Bank (FHLB) borrowings.
Investment Securities
Investment securities available for sale decreased $84.3 million to $2.1 billion as of March 31, 2024, compared to December 31, 2023. The decrease is attributed to $66.4 million in calls and principal repayments, in addition to $15.9 million in market value declines. There were no sales of investment securities during the three months ended March 31, 2024. Proceeds from the sale of investment securities totaled $24.2 million for the three months ended March 31, 2023, resulting in gross realized losses of $0.2 million. The following table presents the available for sale debt securities portfolio by major type as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$1,170,192	56.4%	$1,221,737	56.8%
Obligations of states and political subdivisions	234,177	11.3%	236,375	11.0%
Corporate bonds	5,746	0.3%	5,602	0.3%
Asset backed securities	359,673	17.3%	355,281	16.5%
Non-agency mortgage backed	304,100	14.7%	333,509	15.4%
Total debt securities available for sale	$2,073,888	100.0%	$2,152,504	100.0%

	March 31, 2024		December 31, 2023
(in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$125,131	97.9%	$130,823	98.0%
Obligations of states and political subdivisions	2,680	2.1%	2,671	2.0%
Total debt securities held to maturity	$127,811	100.0%	$133,494	100.0%
Investment securities held to maturity decreased $5.7 million to $127.8 million as of March 31, 2024, as compared to December 31, 2023. This decrease is attributable to calls and principal repayments of $5.6 million, and amortization of net purchase premiums of $0.1 million.

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
The following table shows the Company’s loan balances, net deferred loan costs and discounts, as of the dates indicated:

(in thousands)	March 31, 2024		December 31, 2023
Commercial real estate	$4,443,768	65.4%	$4,394,802	64.7%
Consumer	1,303,757	19.2%	1,313,268	19.3%
Commercial and industrial	549,780	8.1%	586,455	8.6%
Construction	348,981	5.1%	347,198	5.1%
Agriculture production	145,159	2.1%	144,497	2.2%
Leases	9,250	0.1%	8,250	0.1%
Total loans	$6,800,695	100.0%	$6,794,470	100.0%

Nonperforming Assets
The following tables set forth the amount of the Company’s NPAs as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(in thousands)	March 31, 2024	December 31, 2023
Performing nonaccrual loans	$22,449	$25,380
Nonperforming nonaccrual loans	11,686	6,500
Total nonaccrual loans	34,135	31,880
Loans 90 days past due and still accruing	107	10
Total nonperforming loans	34,242	31,890
Foreclosed assets	2,493	2,705
Total nonperforming assets	$36,735	$34,595
Nonperforming assets to total assets	0.37%	0.35%
Nonperforming loans to total loans	0.50%	0.47%
Allowance for credit losses to nonperforming loans	363%	381%

Changes in nonperforming assets during the three months ended March 31, 2024

(in thousands)	Balance at December 31, 2023	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at March 31, 2024
Commercial real estate:
CRE non-owner occupied	$2,024	2,338	(250)	—	—	$4,112
CRE owner occupied	3,994	—	(89)	—	—	3,905
Multifamily	—	—	—	—	—	—
Farmland	14,484	—	(704)	—	—	13,780
Total commercial real estate loans	20,502	2,338	(1,043)	—	—	21,797
Consumer
SFR 1-4 1st DT liens	2,811	2,490	(181)	(26)	—	5,094
SFR HELOCs and junior liens	3,571	557	(694)	(31)	—	3,403
Other	105	171	(4)	(173)	—	99
Total consumer loans	6,487	3,218	(879)	(230)	—	8,596
Commercial and industrial	2,513	720	(695)	(130)	—	2,408
Construction	67	9	—	—	(12)	64
Agriculture production	2,321	—	(107)	(837)	—	1,377
Leases	—	—	—	—	—	—
Total nonperforming loans	31,890	6,285	(2,724)	(1,197)	(12)	34,242
Foreclosed assets	2,705	(223)	(1)	—	12	2,493
Total nonperforming assets	$34,595	6,062	(2,725)	(1,197)	—	$36,735
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the three months ended March 31, 2024 by $2.1 million or 6.0% to $36.7 million compared to $34.6 million at December 31, 2023. The increase in nonperforming assets during the first quarter of 2024 was primarily the result of nonperforming loan increases/down-grades, which totaled $6.3 million during the quarter. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the loan loss reserves associated with these loans is sufficient as of March 31, 2024.
Loan charge-offs during the three months ended March 31, 2024
In the first quarter of 2024, the Company recorded $1.2 million in loan charge-offs and $0.1 million in deposit overdraft charge-offs less $0.1 million in loan recoveries and $0.03 million in deposit overdraft recoveries, which collectively resulted in $1.1 million in net charge-offs.

(in thousands)
The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses for loans as of the dates indicated:

(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Allowance for credit losses:
Qualitative and forecast factor allowance	$88,526	$84,291	$75,467
Cohort model allowance reserves	34,385	34,139	32,054
Allowance for individually evaluated loans	1,483	3,092	886
Total allowance for credit losses	$124,394	$121,522	$108,407
Allowance for credit losses for loans / total loans	1.83%	1.79%	1.69%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. Based on the current conditions of the loan portfolio, management believes that the $124.4 million allowance for loan losses at March 31, 2024 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for credit losses on loans as of the dates indicated:

(in thousands)	March 31, 2024		December 31, 2023		March 31, 2023
Commercial real estate	$72,175	58.0%	$68,864	56.7%	$64,937	59.9%
Consumer	27,441	22.1%	27,453	22.6%	24,896	23.0%
Commercial and industrial	11,867	9.5%	12,750	10.5%	12,069	11.1%
Construction	9,162	7.4%	8,856	7.3%	5,655	5.2%
Agriculture production	3,708	2.9%	3,589	2.9%	833	0.7%
Leases	41	0.1%	10	—%	17	0.1%
Total allowance for credit losses	$124,394	100.0%	$121,522	100.0%	$108,407	100.0%
The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Commercial real estate	1.62%	1.57%	1.49%
Consumer	2.10%	2.09%	2.02%
Commercial and industrial	2.16%	2.17%	2.18%
Construction	2.63%	2.55%	2.50%
Agriculture production	2.55%	2.48%	1.77%
Leases	0.44%	0.12%	0.20%
Total loans	1.83%	1.79%	1.69%

The following table summarizes the activity in the allowance for credit losses for the periods indicated:

	Three months ended March 31,
(in thousands)	2024	2023
Allowance for credit losses:
Balance at beginning of period	$121,522	$105,680
ACL on PCD loans	—	—
Provision for (reversal of) loan losses	4,015	4,315
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—
CRE owner occupied	—	—
Multifamily	—	—
Farmland	—	—
Consumer:
SFR 1-4 1st DT liens	(26)	—
SFR HELOCs and junior liens	(32)	(42)
Other	(250)	(142)
Commercial and industrial	(130)	(1,574)
Construction	—	—
Agriculture production	(837)	—
Leases	—	—
Total loans charged-off	(1,275)	(1,758)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	—	—
CRE owner occupied	—	—
Multifamily	—	—
Farmland	—	—
Consumer:
SFR 1-4 1st DT liens	—	—
SFR HELOCs and junior liens	49	65
Other	40	51
Commercial and industrial	22	53
Construction	—	—
Agriculture production	21	1
Leases	—	—
Total recoveries of previously charged-off loans	132	170
Net recoveries	(1,143)	(1,588)
Balance at end of period	$124,394	$108,407
Average total loans	$6,785,840	$6,413,958
Ratios (annualized):
Net (charge-offs) recoveries during period to average loans outstanding during period	(0.07)%	(0.10)%
Provision for credit losses to average loans outstanding during period	0.24%	0.27%

Foreclosed Assets, Net of Allowance for Losses
The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses, for the three months ended March 31, 2024:

(in thousands)	Balance at December 31, 2023	Sales	Valuation Adjustments	Transfers from Loans	Balance at March 31, 2024
Land & construction	$154	$—	$39	$12	$205
Residential real estate	1,673	—	(261)	—	1,412
Commercial real estate	877	—	—	—	877
Total foreclosed assets	$2,704	$—	$(222)	$12	$2,494
Deposits
During the three months ended March 31, 2024, the Company’s deposits increased by $153.6 million to $8.0 billion at quarter end. There were no brokered deposits included in the deposit balances as of March 31, 2024 and December 31, 2023, respectively.
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

During the three months ended March 31, 2024 and 2023, the Company repurchased 99,332 and 150,000 shares with market values of $3.4 million and $7.0 million, respectively. During the quarter ended March 31, 2024, the Company repurchased 99,332 shares of common stock at an average price of $34.31 per share or 97.9% of the book value per share as of March 31, 2024. In addition, the Company’s Tier 1 common equity and tangible capital ratios increased to 12.5% and 8.9%, respectively as of March 31, 2024, compared to 12.2% and 8.8%, respectively, as of December 31, 2023.
Total shareholders' equity increased by $3.4 million during the quarter ended March 31, 2024, as net income of $27.7 million was partially offset by a $11.2 million increase in accumulated other comprehensive losses, and cash dividend payments on common stock of approximately $11.0 million. As a result, the Company’s book value grew to $35.06 per share at March 31, 2024, compared to $32.84 at March 31, 2023. The Company’s tangible book value per share, a non-GAAP measure, calculated by subtracting goodwill and other intangible assets from total shareholders’ equity and dividing that sum by total shares outstanding, was $25.60 per share at March 31, 2024, as compared to $23.22 at March 31, 2023. As noted above, changes in the fair value of available-for-sale investment securities, net of deferred taxes continue to create moderate levels of volatility in tangible book value per share.
Trailing Quarter Balance Sheet Change

	March 31, 2024		December 31, 2023
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total risk based capital	15.0%	10.5%	14.7%	10.5%
Tier I capital	13.2%	8.5%	13.0%	8.5%
Common equity Tier 1 capital	12.5%	7.0%	12.3%	7.0%
Leverage	11.0%	4.0%	10.8%	4.0%
See Note 10 and Note 16 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

As of March 31, 2024, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depository shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with current and prospective covenants in credit agreements.

Liquidity
The Company's primary sources of liquidity include the following for the periods indicated:

(dollars in thousands)	March 31, 2024	December 31, 2023
Borrowing capacity at correspondent banks and FRB	$2,882,859	$2,921,525
Less: borrowings outstanding	(367,000)	(600,000)
Unpledged available-for-sale investment securities	1,435,990	1,558,506
Cash held or in transit with FRB	41,541	51,253
Total primary liquidity	$3,993,390	$3,931,284
At March 31, 2024, the Company's primary sources of liquidity represented 50% of total deposits and 163% of estimated total uninsured (excluding collateralized municipal deposits and intercompany balances) deposits, respectively. As secondary sources of liquidity, the Company's held-to-maturity investment securities had a fair value of $118.5 million, including approximately $9.3 million in net unrealized losses.
At March 31, 2024, the Company had $200.0 million of short-term fixed rate FHLB borrowings maturing on April 8, 2024. This debt was repaid at maturity. Separately, on April 8, 2024, the Company borrowed four tranches of short-term fixed rate advances totaling $280.0 million from the FHLB as follows:

(in thousands)
Term borrowing at FHLB, fixed rate of 5.61%, payable on June 7, 2024	$55,000
Term borrowing at FHLB, fixed rate of 5.59%, payable on July 8, 2024	75,000
Term borrowing at FHLB, fixed rate of 5.46%, payable on October 7, 2024	75,000
Term borrowing at FHLB, fixed rate of 5.23%, payable on April, 8, 2025	75,000
Total other borrowings	$280,000
The Company’s profitability during the first three months of 2024 generated cash flows from operations of $25.1 million compared to $39.0 million during the first three months of 2023. Net cash from investing activities was $60.0 million for the three months ended March 31, 2024, compared to net cash from investing activities of $115.3 million during the three months ending 2023. Financing activities used $100.9 million during the three months ended March 31, 2024, compared to $151.1 million during the three months ended March 31, 2023.
The changes in contractual obligations of the Company and Bank, to include but not limited to term subordinated debt, operating leases, deferred compensation and supplemental retirement plans as well as off-balance sheet commitments such as unfunded loans and letters of credit. These contractual obligations are otherwise consistent with similar balances or totals as of December 31, 2023.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments, which have historically included dividends to shareholders, scheduled debt service payments, and general operations. Shareholder dividends are expected to continue subject to the Board’s discretion and management's continuing evaluation of capital levels, earnings, asset quality and other factors. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to cover the Company's cash flow needs. However, the Company and its ability to generate liquidity through either the issuance of stock or debt, also serves as a potential source of strength for the Bank. Dividends paid by the Company to holders of its common stock used $11.0 million and $10.0 million of cash during the three months ended March 31, 2024 and 2023, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

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

	Three months ended
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Net interest margin
Acquired loans discount accretion, net:
Amount (included in interest income)	$1,332	$1,459	$1,397
Effect on average loan yield	0.08%	0.09%	0.09%
Effect on net interest margin (FTE)	0.06%	0.06%	0.06%
Net interest margin (FTE)	3.68%	3.81%	4.20%
Net interest margin less effect of acquired loan discount accretion (Non-GAAP)	3.62%	3.75%	4.14%

	Three months ended
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Pre-tax pre-provision return on average assets or equity
Net income (GAAP)	$27,749	$26,075	$35,833
Exclude provision for income taxes	9,949	10,325	13,149
Exclude provision for credit losses	4,305	5,990	4,195
Net income before income tax and provision expense (Non-GAAP)	$42,003	$42,390	$53,177

Average assets (GAAP)	$9,855,797	$9,879,355	$9,878,927
Average equity (GAAP)	$1,174,592	$1,097,431	$1,087,473

Return on average assets (GAAP) (annualized)	1.13%	1.05%	1.47%
Pre-tax pre-provision return on average assets (Non-GAAP) (annualized)	1.71%	1.70%	2.18%
Return on average equity (GAAP) (annualized)	9.50%	9.43%	13.36%
Pre-tax pre-provision return on average equity (Non-GAAP) (annualized)	14.38%	15.32%	19.83%

	Three months ended
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Return on tangible common equity
Average total shareholders' equity	$1,174,592	$1,097,431	$1,087,473
Exclude average goodwill	304,442	304,442	304,442
Exclude average other intangibles	10,037	11,160	15,842
Average tangible common equity (Non-GAAP)	$860,113	$781,829	$767,189

Net income (GAAP)	$27,749	$26,075	$35,833
Exclude amortization of intangible assets, net of tax effect	725	857	1,166
Tangible net income available to common shareholders (Non-GAAP)	$28,474	$26,932	$36,999

Return on average equity (GAAP) (annualized)	9.50%	9.43%	13.36%
Return on average tangible common equity (Non-GAAP)	13.31%	13.67%	19.56%

	Three months ended
(dollars in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Tangible shareholders' equity to tangible assets
Shareholders' equity (GAAP)	$1,163,051	$1,159,682	$1,070,401	$1,092,781	$1,090,245
Exclude goodwill and other intangible assets, net	313,964	314,994	316,210	317,800	319,456
Tangible shareholders' equity (Non-GAAP)	$849,087	$844,688	$754,191	$774,981	$770,789

Total assets (GAAP)	$9,813,767	$9,910,089	$9,897,006	$9,853,421	$9,842,394
Exclude goodwill and other intangible assets, net	313,964	314,994	316,210	317,800	319,456
Total tangible assets (Non-GAAP)	$9,499,803	$9,595,095	$9,580,796	$9,535,621	$9,522,938

Shareholders' equity to total assets (GAAP)	11.85%	11.70%	10.82%	11.09%	11.08%
Tangible shareholders' equity to tangible assets (Non-GAAP)	8.94%	8.80%	7.87%	8.13%	8.09%

	Three months ended
(dollars in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Tangible common shareholders' equity per share
Tangible shareholders' equity (Non-GAAP)	$849,087	$844,688	$754,191	$774,981	$770,789

Common shares outstanding at end of period	33,168,770	33,268,102	33,263,324	33,259,260	33,195,250

Common shareholders' equity (book value) per share (GAAP)	$35.06	$34.86	$32.18	$32.86	$32.84
Tangible common shareholders' equity (tangible book value) per share (Non-GAAP)	$25.60	$25.39	$22.67	$23.30	$23.22

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates as well as the mix shift of interest earning assets and interest bearing liabilities occurring subsequent to December 31, 2023, the following update of the Company’s assessment of market risk as of March 31, 2024 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2023.
As of March 31, 2024, the Company's loan portfolio consisted of approximately $6.8 billion in outstanding principal with a weighted average coupon rate of 5.47%. During the three-month periods ending March 31, 2024, December 31, 2023, and March 31, 2023, the weighted average coupon on loan production in the quarter was 7.78%, 7.54% and 6.91%, respectively. Included in the March 31, 2024 total loans are adjustable rate loans totaling $3.6 billion, of which, $974.1 million are considered floating based on the Wall Street Prime index. In addition, the Company holds certain investment securities with fair values totaling $345.6 million which are subject to repricing on not less than a quarterly basis.
Management funds the acquisition of nearly all of its earning assets through its core deposit gathering activities. As of March 31, 2024, non-interest bearing deposits represented 32.6% of total deposits. Further, during the quarter ended March 31, 2024, the cost of interest bearing deposits were 1.83% and the cost of total deposits were 1.21%. With the intent of stabilizing or increasing net interest income, management intends to continue to deploy its excess liquidity and seek to migrate certain earning assets into higher yielding categories (from investment securities and into loans, for example). However, in situations where deposit balances contract, management may rely upon various borrowing facilities or the use of brokered deposits. Through the first quarter of 2024 and during the entire 2023 year, management did not utilize any brokered deposits. Management did however utilize borrowing lines from the FHLB and expects that such borrowings will be needed through the remainder of the year and into 2025. As the rate paid on these borrowed funds are correlated with short-term interest rates, the costs associated with these borrowings will be correlated with the rate adjustment actions by the Federal Reserve, if any.
As of March 31, 2024 the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was 5.32%. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve month period utilizing a interest sensitivity (GAP) analysis based on the Company's specific mix of interest earning assets and interest bearing liabilities as of March 31, 2024.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+300 (shock)	(7.6)%	(8.0)%
+200 (shock)	(5.3)%	(5.6)%
+100 (shock)	(2.5)%	(1.8)%
+ 0 (flat)	—	—
-100 (shock)	0.3%	(2.5)%
-200 (shock)	0.2%	(8.3)%
-300 (shock)	0.6%	(17.1)%

Item 4.    Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.
During the three months ended March 31, 2024, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
Item 1A — Risk Factors

In evaluating an investment in the Company's common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024, and in the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the periods indicated:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs at period end (2)
January 1-31, 2024	—	$—	—	1,209,802
February 1-29, 2024	—	—	—	1,209,802
March 1-31, 2024	—	34.31	99,332	1,110,470
Total	—	$34.31	99,332
(1)Includes shares purchased by the Company’s Employee Stock Ownership Plan in open market purchases and shares tendered by employees pursuant to various other equity incentive plans. See Notes 10 and 11 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchased under equity compensation plans.
(2)Does not include shares that may be purchased by the Company’s Employee Stock Ownership Plan and pursuant to various other equity incentive plans. See Note 11 to the condensed consolidated financial statements at Item 1 of Part I of this report, for a discussion of the Company’s stock repurchase plan.

Item 5 — Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in item 408 of Regulation S-K) for the purchase or sale of the Company's common stock.

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

TRICO BANCSHARES
(Registrant)

Date: May 8, 2024	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)