Form 10-Q
period 2024-06-30
TRICO BANCSHARES /
filed 2024-08-06
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: June 30, 2024

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
Common stock, no par value: 32,993,008 shares outstanding as of August 5, 2024.

TriCo Bancshares
FORM 10-Q

GLOSSARY OF ACRONYMS AND TERMS

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
CDs	Certificates of Deposit
CDI	Core Deposit Intangible
CRE	Commercial Real Estate
CMO	Collateralized Mortgage Obligation
DFPI	State Department of Financial Protection and Innovation
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Board
FTE	Fully taxable equivalent
GAAP	Generally Accepted Accounting Principles (United States of America)
HELOC	Home equity line of credit
HTM	Held-to-Maturity
LIBOR	London Interbank Offered Rate
NIM	Net interest margin
NPA	Nonperforming assets
OCI	Other comprehensive income
PCD	Purchase Credit Deteriorated
PSU	Performance Restricted Stock Unit
ROUA	Right-of-Use Asset
RSU	Restricted Stock Unit
SBA	Small Business Administration
SERP	Supplemental Executive Retirement Plan
SFR	Single Family Residence
SOFR	Secured Overnight Financing Rate
VRB	Valley Republic Bancorp
XBRL	eXtensible Business Reporting Language

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	June 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$81,342	$81,626
Cash at Federal Reserve and other banks	125,216	17,075
Cash and cash equivalents	206,558	98,701
Investment securities:
Marketable equity securities	2,595	2,634
Trading securities	2,789	—
Available for sale debt securities, at fair value (amortized cost of $2,184,452 and $2,384,325)	1,940,783	2,152,504
Held to maturity debt securities, at amortized cost, net of allowance for credit losses of $0	122,673	133,494
Restricted equity securities	17,250	17,250
Loans held for sale	474	458
Loans	6,742,526	6,794,470
Allowance for credit losses	(123,517)	(121,522)
Total loans, net	6,619,009	6,672,948
Premises and equipment, net	70,621	71,347
Cash value of life insurance	138,525	136,892
Accrued interest receivable	35,527	36,768
Goodwill	304,442	304,442
Other intangible assets, net	8,492	10,552
Operating leases, right-of-use	25,113	26,133
Other assets	246,548	245,966
Total assets	$9,741,399	$9,910,089
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,557,063	$2,722,689
Interest-bearing	5,493,167	5,111,349
Total deposits	8,050,230	7,834,038
Accrued interest payable	12,018	8,445
Operating lease liability	27,122	28,261
Other liabilities	128,063	145,982
Other borrowings	247,773	632,582
Junior subordinated debt	101,143	101,099
Total liabilities	8,566,349	8,750,407
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, no par value: 50,000,000 shares authorized; 32,989,327 and 33,268,102 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	691,878	697,349
Retained earnings	644,687	615,502
Accumulated other comprehensive loss, net of tax	(161,515)	(153,169)
Total shareholders’ equity	1,175,050	1,159,682
Total liabilities and shareholders’ equity	$9,741,399	$9,910,089
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest and dividend income:
Loans, including fees	$98,229	$86,747	$194,713	$169,161
Investments:
Taxable securities	16,617	18,477	34,066	37,089
Tax exempt securities	915	1,262	1,832	2,570
Dividends	387	298	767	602
Interest bearing cash at Federal Reserve and other banks	884	374	1,071	643
Total interest and dividend income	117,032	107,158	232,449	210,065
Interest expense:
Deposits	29,021	11,457	52,550	16,602
Other borrowings	4,118	5,404	11,496	8,212
Junior subordinated debt	1,896	1,696	3,670	3,314
Total interest expense	35,035	18,557	67,716	28,128
Net interest income	81,997	88,601	164,733	181,937
Provision for credit losses	405	9,650	4,710	13,845
Net interest income after credit loss provision	81,592	78,951	160,023	168,092
Non-interest income:
Service charges and fees	12,796	12,968	25,433	24,165
Gain on sale of loans	388	295	649	501
Loss on sale or exchange of investment securities	(45)	—	(45)	(164)
Asset management and commission income	1,359	1,158	2,487	2,092
Increase in cash value of life insurance	831	788	1,634	1,590
Other	537	532	1,479	1,192
Total non-interest income	15,866	15,741	31,637	29,376
Non-interest expense:
Salaries and related benefits	35,401	34,714	69,705	67,277
Other	22,938	26,529	45,138	47,760
Total non-interest expense	58,339	61,243	114,843	115,037
Income before provision for income taxes	39,119	33,449	76,817	82,431
Provision for income taxes	10,085	8,557	20,034	21,706
Net income	$29,034	$24,892	$56,783	$60,725
Per share data:
Basic earnings per share	$0.88	$0.75	$1.71	$1.83
Diluted earnings per share	$0.87	$0.75	$1.70	$1.82
Dividends per share	$0.33	$0.30	$0.66	$0.60
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$29,034	$24,892	$56,783	$60,725
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	2,852	(11,915)	(8,346)	12,529
Change in minimum pension liability	—	—	—	—
Change in joint beneficiary agreements	—	—	—	—
Other comprehensive income (loss)	2,852	(11,915)	(8,346)	12,529
Comprehensive income	$31,886	$12,977	$48,437	$73,254

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at April 1, 2023	33,195,250	$695,168	$564,538	$(169,461)	$1,090,245
Net income			24,892		24,892
Other comprehensive income				(11,915)	(11,915)
Stock options exercised	4,000	78			78
RSU vesting		626			626
PSU vesting		304			304
RSUs released	45,668				—
PSUs released	55,928				—
Repurchase of common stock	(41,586)	(871)	(608)		(1,479)
Dividends paid ($0.30 per share)			(9,970)		(9,970)
Three months ended June 30, 2023	33,259,260	$695,305	$578,852	$(181,376)	$1,092,781

Balance at April 1, 2024	33,168,770	$696,464	$630,954	$(164,367)	$1,163,051
Net income			29,034		29,034
Other comprehensive loss				2,852	2,852
Stock options exercised	—	—			—
RSU vesting		851			851
PSU vesting		344			344
RSUs released	63,811				—
PSUs released	32,248				—
Repurchase of common stock	(275,502)	(5,781)	(4,396)		(10,177)
Dividends paid ($0.33 per share)			(10,905)		(10,905)
Three months ended June 30, 2024	32,989,327	$691,878	$644,687	$(161,515)	$1,175,050

Balance at January 1, 2023	33,331,513	$697,448	$542,873	$(193,905)	$1,046,416
Net income			60,725		60,725
Other comprehensive income				12,529	12,529
Stock options exercised	8,000	156			156
RSU vesting		1,354			1,354
PSU vesting		617			617
RSUs released	67,786				—
PSUs released	55,928				—
Repurchase of common stock	(203,967)	(4,270)	(4,804)		(9,074)
Dividends paid ($0.60 per share)			(19,942)		(19,942)
Six months ended June 30, 2023	33,259,260	$695,305	$578,852	$(181,376)	$1,092,781

Balance at January 1, 2024	33,268,102	$697,349	$615,502	$(153,169)	$1,159,682
Net income			56,783		56,783
Other comprehensive loss				(8,346)	(8,346)
Stock options exercised	—	—			—
RSU vesting		1,619			1,619
PSU vesting		775			775
RSUs released	63,811				—
PSUs released	32,248				—
Repurchase of common stock	(374,834)	(7,865)	(5,720)		(13,585)
Dividends paid ($0.66 per share)			(21,878)		(21,878)
Six months ended June 30, 2024	32,989,327	$691,878	$644,687	$(161,515)	$1,175,050
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the six months ended June 30,
	2024	2023
Operating activities:
Net income	$56,783	$60,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	3,000	3,187
Amortization of intangible assets	2,060	3,312
Provision for credit losses on loans	4,350	13,295
Amortization of investment securities premium, net	271	572
Loss on sale of investment securities	45	164
Originations of loans for resale	(25,245)	(19,230)
Proceeds from sale of loans originated for resale	25,682	20,373
Gain on sale of loans	(649)	(501)
Change in fair market value of mortgage servicing rights	136	125
Provision for losses on foreclosed assets	262	525
Gain on transfer of loans to foreclosed assets	(38)	—
Operating lease expense payments	(3,147)	(3,264)
Loss on disposal of fixed assets	6	18
Increase in cash value of life insurance	(1,634)	(1,590)
Loss on marketable and trading equity securities	149	—
Equity compensation vesting expense	2,394	1,971
Change in:
Interest receivable	1,241	(979)
Interest payable	3,573	2,488
Amortization of operating lease ROUA	3,028	3,359
Other assets and liabilities, net	(15,377)	(28,354)
Net cash from operating activities	56,890	56,196
Investing activities:
Proceeds from maturities of securities available for sale	221,664	159,494
Proceeds from maturities of securities held to maturity	10,713	15,756
Proceeds from sale of available for sale securities	28,570	24,160
Purchases of securities available for sale	(53,468)	(34,468)
Loan origination and principal collections, net	49,578	(71,939)
Purchases of premises and equipment	(2,010)	(3,238)
Net cash from investing activities	255,047	89,765
Financing activities:
Net change in deposits	216,192	(233,648)
Net change in other borrowings	(384,809)	128,109
Repurchase of common stock, net of option exercises	(13,585)	(9,074)
Dividends paid	(21,878)	(19,942)
Exercise of stock options	—	156
Net cash used by financing activities	(204,080)	(134,399)
Net change in cash and cash equivalents	107,857	11,562
Cash and cash equivalents, beginning of period	98,701	107,230
Cash and cash equivalents, end of period	$206,558	$118,792

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$(11,848)	$17,787
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	1,102	2,100
Obligations incurred in conjunction with leased assets	1,426	4,855
Loans transferred to foreclosed assets	12	—
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$64,143	$25,639
Cash paid for income taxes	21,200	35,300

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
The Company has five capital subsidiary business trusts (collectively, the “Capital Trusts”) that issued trust preferred securities, including two organized by the Company and three acquired with the acquisition of North Valley Bancorp. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1.8 million are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. See the Note 8 - footnote Junior Subordinated Debt for additional information on borrowings outstanding.
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
Allowance for Credit Losses - Securities
The Company measures expected credit losses on HTM debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on HTM debt securities was considered insignificant at June 30, 2024 and December 31, 2023 and is therefore excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized for any period reported.
The Company evaluates AFS debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the six month periods ended June 30, 2024 and 2023, respectively.
Loans
Loans that management has the intent and ability to hold until maturity or payoff are reported at principal amount outstanding, net of deferred loan fees and costs. Loans are placed in nonaccrual status when reasonable doubt exists as to the full, timely collection of interest or principal, or a loan becomes contractually past due by 90 days or more with respect to interest or principal and is not well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is considered probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of Management, the loan is estimated to be fully collectible as to both principal and interest. Accrued interest receivable is not included in the calculation of the allowance for credit losses.
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
Accounting Standards Update
Accounting standards adopted in the current period

Standard	Summary of Guidance	Effects on financial statements
None
Accounting standards yet to be adopted

Standard	Summary of Guidance	Effects on financial statements
ASU 2023-07 - Segment Reporting (Topic 280): Improvement to Reportable Segments	• Requires disclosure of the position and title of the CODM and significant segment expenses that the CODM is regularly provided.
• Requires the disclosure of other segment items representing the difference between segment revenue and expense and the profit and loss measure of the segment.
• Allows for the CODM to use more than one measure of segment profit and loss, as long as one measure is consistent with GAAP.	• Effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.
• Early adoption is permitted.
• The amendments are to be applied retrospectively to all periods presented and segment expense categories should be based on the categories identified at adoption.
• TriCo does not expect adoption of the standard to have a material impact on its consolidated financial statements.
ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures	• Requires a tabular rate reconciliation using both percentages and reporting currency amounts between the reported amount of income tax expense (or benefit) to the amount of statutory federal income tax at current rates for specified categories using specified disaggregation criteria.
• The amount of net income taxes paid for federal, state, and foreign taxes, as well as the amount paid to any jurisdiction that net taxes exceed a 5% quantitative threshold.
• The amendments will require the disclosure of pre-tax income disaggregated between domestic and foreign, as well as income tax expense disaggregated by federal, state, and foreign.
• The amendment also eliminates certain disclosures related to unrecognized tax benefits and certain temporary differences.	• Effective for fiscal years beginning after December 15, 2024.
• Early adoption is permitted in any annual period where financial statements have not yet been issued.
• The amendments should be applied on a prospective basis but retrospective application is permitted.
• TriCo does not expect adoption of the standard to have a material impact on its consolidated financial statements.

Note 2 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	June 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,271,105	$1	$(178,082)	$1,093,024
Obligations of states and political subdivisions	251,954	85	(29,430)	222,609
Corporate bonds	6,177	—	(367)	5,810
Asset backed securities	344,115	569	(1,504)	343,180
Non-agency collateralized mortgage obligations	311,101	—	(34,941)	276,160
Total debt securities available for sale	$2,184,452	$655	$(244,324)	$1,940,783
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$119,982	$3	$(8,880)	111,105
Obligations of states and political subdivisions	2,691	1	(88)	2,604
Total debt securities held to maturity	$122,673	$4	$(8,968)	$113,709

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,386,772	$2	$(165,037)	$1,221,737
Obligations of states and political subdivisions	262,879	268	(26,772)	236,375
Corporate bonds	6,173	—	(571)	5,602
Asset backed securities	359,214	255	(4,188)	355,281
Non-agency collateralized mortgage obligations	369,287	—	(35,778)	333,509
Total debt securities available for sale	$2,384,325	$525	$(232,346)	$2,152,504
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$130,823	$—	$(8,331)	$122,492
Obligations of states and political subdivisions	2,671	6	(43)	2,634
Total debt securities held to maturity	$133,494	$6	$(8,374)	$125,126
Proceeds from the sale of available for sale investment securities totaled $28.6 million for the three and six months ended June 30, 2024, resulting in gross realized losses of $2.9 million. Proceeds from the sale of investment securities totaled $24.2 million for the six months ended June 30, 2023, resulting in gross realized losses of $0.2 million. In addition, during the three months ended June 30, 2024, the Company participated in and completed an exchange offering with Visa, which resulted in a gain of $2.9 million. See further discussion in Note 9 - Commitments and Contingencies. There were no sales of investment securities during the three months ended June 30, 2023. Investment securities with an aggregate carrying value of $755.0 million and $702.2 million at June 30, 2024 and December 31, 2023, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at June 30, 2024 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2024, obligations of U.S. government corporations and agencies with a cost basis totaling $1.3 billion consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At June 30, 2024, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.69 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

As of June 30, 2024, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$15,715	$15,600	$—	$—
Due after one year through five years	66,353	63,156	4,981	4,817
Due after five years through ten years	263,947	252,757	89,811	83,494
Due after ten years	1,838,437	1,609,270	27,881	25,398
Totals	$2,184,452	$1,940,783	$122,673	$113,709
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of June 30, 2024, the Company has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance for credit losses related to investment securities as of June 30, 2024 or December 31, 2023.

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

June 30, 2024:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$322	$(3)	$1,092,549	$(178,079)	$1,092,871	$(178,082)
Obligations of states and political subdivisions	7,705	(225)	208,951	(29,205)	216,656	(29,430)
Corporate bonds	—	—	5,810	(367)	5,810	(367)
Asset backed securities	43,914	(72)	101,081	(1,432)	144,995	(1,504)
Non-agency collateralized mortgage obligations	—	—	276,160	(34,941)	276,160	(34,941)
Total debt securities available for sale	$51,941	$(300)	$1,684,551	$(244,024)	$1,736,492	$(244,324)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$110,872	$(8,880)	$110,872	$(8,880)
Obligations of states and political subdivisions	486	(23)	991	(65)	1,477	(88)
Total debt securities held to maturity	$486	$(23)	$111,863	$(8,945)	$112,349	$(8,968)

December 31, 2023:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$224	$—	$1,221,320	$(165,037)	$1,221,544	$(165,037)
Obligations of states and political subdivisions	6,229	(75)	216,497	(26,697)	222,726	(26,772)
Corporate bonds	—	—	5,602	(571)	5,602	(571)
Asset backed securities	15,928	(93)	264,731	(4,095)	280,659	(4,188)
Non-agency collateralized mortgage obligations	44,276	(583)	289,233	(35,195)	333,509	(35,778)
Total debt securities available for sale	$66,657	$(751)	$1,997,383	$(231,595)	$2,064,040	$(232,346)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$122,259	$(8,331)	$122,259	$(8,331)
Obligations of states and political subdivisions	—	—	1,012	(43)	1,012	(43)
Total debt securities held to maturity	$—	$—	$123,271	$(8,374)	$123,271	$(8,374)
Obligations of U.S. government agencies: The unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases and illiquidity. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of June 30, 2024. At June 30, 2024, 157 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of 14.01% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of June 30, 2024. At June 30, 2024, 155 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 11.96% from the Company’s amortized cost basis.
Corporate bonds: The unrealized losses on investments in corporate bonds were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of June 30, 2024. At June 30, 2024, 6 debt securities representing corporate bonds had unrealized losses with aggregate depreciation of 5.94% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors for these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through June 30, 2024 has not experienced any deterioration in credit rating. At June 30, 2024, 18 asset backed securities had unrealized losses with aggregate depreciation of 1.03% from the Company’s amortized cost basis. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of June 30, 2024.
Non-agency collateralized mortgage obligations: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of June 30, 2024. At June 30, 2024, 19 asset backed securities had unrealized losses with aggregate depreciation of 11.23% from the Company’s amortized cost basis.
The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	June 30, 2024		December 31, 2023
(in thousands)	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
Obligations of U.S. government agencies	$119,982	$—	$130,823	$—
Obligations of states and political subdivisions	2,691	—	2,671	—
Total debt securities held to maturity	$122,673	$—	$133,494	$—

Note 3 – Loans
A summary of loan balances at amortized cost are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Commercial real estate:
CRE non-owner occupied	$2,242,120	$2,217,806
CRE owner occupied	952,496	956,440
Multifamily	1,000,806	949,502
Farmland	265,689	271,054
Total commercial real estate loans	4,461,111	4,394,802
Consumer:
SFR 1-4 1st DT liens	884,964	883,438
SFR HELOCs and junior liens	346,390	356,813
Other	69,373	73,017
Total consumer loans	1,300,727	1,313,268
Commercial and industrial	548,625	586,455
Construction	283,374	347,198
Agriculture production	140,239	144,497
Leases	8,450	8,250
Total loans, net of deferred loan fees and discounts	$6,742,526	$6,794,470
Total principal balance of loans owed, net of charge-offs	$6,780,439	$6,834,935
Unamortized net deferred loan fees	(15,457)	(15,826)
Discounts to principal balance of loans owed, net of charge-offs	(22,456)	(24,639)
Total loans, net of unamortized deferred loan fees and discounts	$6,742,526	$6,794,470
Allowance for credit losses on loans	$(123,517)	$(121,522)

Note 4 – Allowance for Credit Losses
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Three months ended June 30, 2024
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$36,687	$—	$—	$468	$37,155
CRE owner occupied	16,111	—	1	(239)	15,873
Multifamily	15,682	—	—	291	15,973
Farmland	3,695	—	—	336	4,031
Total commercial real estate loans	72,175	—	1	856	73,032
Consumer:
SFR 1-4 1st DT liens	14,140	—	—	464	14,604
SFR HELOCs and junior liens	9,942	(9)	51	103	10,087
Other	3,359	(118)	81	(339)	2,983
Total consumer loans	27,441	(127)	132	228	27,674
Commercial and industrial	11,867	(870)	261	870	12,128
Construction	9,162	—	—	(1,696)	7,466
Agriculture production	3,708	(613)	4	81	3,180
Leases	41	—	—	(4)	37
Allowance for credit losses on loans	124,394	(1,610)	398	335	123,517
Reserve for unfunded commitments	6,140	—	—	70	6,210
Total	$130,534	$(1,610)	$398	$405	$129,727

	Allowance for credit losses – Six months ended June 30, 2024
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$35,077	$—	$—	$2,078	$37,155
CRE owner occupied	15,081	—	1	791	15,873
Multifamily	14,418	—	—	1,555	15,973
Farmland	4,288	—	—	(257)	4,031
Total commercial real estate loans	68,864	—	1	4,167	73,032
Consumer:
SFR 1-4 1st DT liens	14,009	(26)	—	621	14,604
SFR HELOCs and junior liens	10,273	(41)	100	(245)	10,087
Other	3,171	(368)	121	59	2,983
Total consumer loans	27,453	(435)	221	435	27,674
Commercial and industrial	12,750	(1,000)	283	95	12,128
Construction	8,856	—	—	(1,390)	7,466
Agriculture production	3,589	(1,450)	25	1,016	3,180
Leases	10	—	—	27	37
Allowance for credit losses on loans	121,522	(2,885)	530	4,350	123,517
Reserve for unfunded commitments	5,850	—	—	360	6,210
Total	$127,372	$(2,885)	$530	$4,710	$129,727

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
The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and includes improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date. Despite continued declines on a year over year comparative basis, core inflation remains elevated from wage pressures, and higher living costs such as housing, energy and food prices. Management notes that the recent cumulative increase in interest rates by the Federal Reserve may create repricing risk for certain borrowers and further, continued inversion of the yield curve, creates informed expectations of the US potentially entering a recession within 12 months. While projected cuts in interest rates from the Federal Reserve during 2024 may improve this outlook, the uncertainty associated with the extent and timing of these potential reductions has inhibited a change to forecasted reserve levels. As a result, management continues to believe that certain credit weaknesses are likely present in the overall economy and that it is appropriate to maintain a reserve level that incorporates such risk factors.
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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2024	2023	2022	2021	2020	Prior
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$40,265	$181,312	$427,650	$273,937	$151,948	$964,184	$152,986	$—	$2,192,282
Special Mention	—	—	1,638	—	—	28,048	1,431	—	31,117
Substandard	—	—	—	767	—	17,207	747	—	18,721
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$40,265	$181,312	$429,288	$274,704	$151,948	$1,009,439	$155,164	$—	$2,242,120
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$50,113	$74,662	$200,057	$181,223	$110,268	$280,971	$27,458	$—	$924,752
Special Mention	2,143	—	816	2,309	209	5,850	—	—	11,327
Substandard	—	—	8,079	4,648	2,695	995	—	—	16,417
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$52,256	$74,662	$208,952	$188,180	$113,172	$287,816	$27,458	$—	$952,496
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2024	2023	2022	2021	2020	Prior
Commercial real estate:
Multifamily risk ratings
Pass	$14,652	$28,130	$175,293	$295,199	$119,893	$320,466	$34,155	$—	$987,788
Special Mention	—	—	—	12,316	—	497	—	—	12,813
Substandard	—	—	—	—	—	205	—	—	205
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$14,652	$28,130	$175,293	$307,515	$119,893	$321,168	$34,155	$—	$1,000,806
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$2,216	$21,067	$45,643	$23,997	$15,510	$51,435	$44,384	$—	$204,252
Special Mention	—	—	2,963	5,804	427	4,635	1,217	—	15,046
Substandard	—	101	—	21,191	—	12,981	12,118	—	46,391
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$2,216	$21,168	$48,606	$50,992	$15,937	$69,051	$57,719	$—	$265,689
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$37,699	$126,042	$185,536	$254,103	$118,386	$147,272	$—	$4,187	$873,225
Special Mention	—	69	—	—	—	1,282	—	—	1,351
Substandard	—	253	141	1,259	2,123	6,282	—	330	10,388
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$37,699	$126,364	$185,677	$255,362	$120,509	$154,836	$—	$4,517	$884,964
Year-to-date gross charge-offs	$—	$26	$—	$—	$—	$—	$—	$—	$26

Consumer loans:
SFR HELOCs and junior liens risk ratings
Pass	$252	$—	$—	$—	$—	$83	$330,700	$6,243	$337,278
Special Mention	—	—	—	—	—	—	4,691	247	4,938
Substandard	—	—	—	—	—	—	3,696	478	4,174
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$252	$—	$—	$—	$—	$83	$339,087	$6,968	$346,390
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$41	$—	$41

Consumer loans:
Other risk ratings
Pass	$10,320	$27,562	$7,256	$7,239	$6,347	$9,159	$619	$—	$68,502
Special Mention	—	8	3	236	7	54	16	—	324
Substandard	—	83	189	135	2	136	2	—	547
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$10,320	$27,653	$7,448	$7,610	$6,356	$9,349	$637	$—	$69,373
Year-to-date gross charge-offs	$179	$67	$—	$74	$28	$15	$5	$—	$368

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2024	2023	2022	2021	2020	Prior
Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$39,523	$60,115	$71,586	$40,315	$6,498	$12,628	$306,381	$225	$537,271
Special Mention	149	—	733	144	55	—	3,224	—	4,305
Substandard	183	—	1,794	881	63	679	3,374	75	7,049
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$39,855	$60,115	$74,113	$41,340	$6,616	$13,307	$312,979	$300	$548,625
Year-to-date gross charge-offs	$106	$—	$62	$93	$—	$—	$739	$—	$1,000

Construction loans:
Construction risk ratings
Pass	$8,485	$84,942	$100,770	$59,177	$9,188	$7,729	$—	$—	$270,291
Special Mention	—	—	13,020	—	—	—	—	—	13,020
Substandard	—	—	—	—	—	63	—	—	63
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$8,485	$84,942	$113,790	$59,177	$9,188	$7,792	$—	$—	$283,374
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$859	$1,344	$2,663	$1,163	$307	$7,965	$117,831	$—	$132,132
Special Mention	—	33	—	—	—	—	7,050	—	7,083
Substandard	—	—	160	568	139	19	138	—	1,024
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$859	$1,377	$2,823	$1,731	$446	$7,984	$125,019	$—	$140,239
Year-to-date gross charge-offs	$—	$—	$173	$—	$—	$—	$1,277	$—	$1,450

Leases:
Lease risk ratings
Pass	$8,450	$—	$—	$—	$—	$—	$—	$—	$8,450
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$8,450	$—	$—	$—	$—	$—	$—	$—	$8,450
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$212,834	$605,176	$1,216,454	$1,136,353	$538,345	$1,801,892	$1,014,514	$10,655	$6,536,223
Special Mention	2,292	110	19,173	20,809	698	40,366	17,629	247	101,324
Substandard	183	437	10,363	29,449	5,022	38,567	20,075	883	104,979
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$215,309	$605,723	$1,245,990	$1,186,611	$544,065	$1,880,825	$1,052,218	$11,785	$6,742,526
Year-to-date gross charge-offs	$285	$93	$235	$167	$28	$15	$2,062	$—	$2,885

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2023						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2023	2022	2021	2020	2019	Prior
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$180,326	$413,863	$290,210	$137,656	$206,408	$792,875	$141,686	$—	$2,163,024
Special Mention	—	1,329	—	5,281	17,093	14,174	1,247	—	39,124
Substandard	—	—	767	—	2,139	12,540	212	—	15,658
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$180,326	$415,192	$290,977	$142,937	$225,640	$819,589	$143,145	$—	$2,217,806
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$71,288	$196,915	$190,384	$118,457	$59,220	$268,990	$23,740	$—	$928,994
Special Mention	—	5,773	1,513	2,754	703	2,678	—	—	13,421
Substandard	—	2,972	7,835	—	111	3,107	—	—	14,025
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$71,288	$205,660	$199,732	$121,211	$60,034	$274,775	$23,740	$—	$956,440
Period end gross write-offs	$—	$—	$—	$1,380	$—	$2,228	$29	$—	$3,637

Commercial real estate:
Multifamily risk ratings
Pass	$28,445	$177,032	$279,660	$89,106	$104,108	$225,446	$33,470	$—	$937,267
Special Mention	—	—	11,914	—	—	321	—	—	12,235
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$28,445	$177,032	$291,574	$89,106	$104,108	$225,767	$33,470	$—	$949,502
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$21,729	$46,398	$37,134	$16,006	$16,780	$41,663	$50,857	$—	$230,567
Special Mention	—	2,170	5,802	51	261	734	—	—	9,018
Substandard	101	813	9,053	377	—	13,266	7,859	—	31,469
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$21,830	$49,381	$51,989	$16,434	$17,041	$55,663	$58,716	$—	$271,054
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$135,741	$189,920	$260,870	$125,081	$29,568	$126,975	$—	$4,079	$872,234
Special Mention	71	—	—	—	—	1,948	—	27	2,046
Substandard	—	140	1,296	1,490	531	5,265	—	436	9,158
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$135,812	$190,060	$262,166	$126,571	$30,099	$134,188	$—	$4,542	$883,438
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2023						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2023	2022	2021	2020	2019	Prior
Consumer loans:
SFR HELOCs and junior liens risk ratings
Pass	$297	$—	$—	$—	$—	$96	$343,698	$6,444	$350,535
Special Mention	—	—	—	—	—	—	2,274	138	2,412
Substandard	—	—	—	—	—	—	3,212	654	3,866
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$297	$—	$—	$—	$—	$96	$349,184	$7,236	$356,813
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$66	$66

Consumer loans:
Other risk ratings
Pass	$34,441	$9,061	$8,908	$7,419	$6,825	$4,619	$659	$—	$71,932
Special Mention	21	54	203	63	54	37	18	—	450
Substandard	87	183	164	30	116	52	3	—	635
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$34,549	$9,298	$9,275	$7,512	$6,995	$4,708	$680	$—	$73,017
Period end gross write-offs	$376	$82	$—	$36	$39	$9	$16	$—	$558

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$70,930	$83,184	$51,455	$9,504	$10,193	$7,636	$340,858	$318	$574,078
Special Mention	33	663	237	83	—	178	1,126	—	2,320
Substandard	—	2,014	782	103	4	762	6,318	74	10,057
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$70,963	$85,861	$52,474	$9,690	$10,197	$8,576	$348,302	$392	$586,455
Period end gross write-offs	$153	$287	$240	$2,285	$—	$—	$896	$18	$3,879

Construction loans:
Construction risk ratings
Pass	$56,378	$136,294	$85,144	$47,632	$4,583	$6,518	$—	$—	$336,549
Special Mention	—	10,582	—	—	—	—	—	—	10,582
Substandard	—	—	—	—	67	—	—	—	67
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$56,378	$146,876	$85,144	$47,632	$4,650	$6,518	$—	$—	$347,198
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$945	$2,749	$1,595	$396	$620	$8,491	$114,935	$—	$129,731
Special Mention	—	183	543	176	—	—	11,302	—	12,204
Substandard	—	—	—	—	—	—	2,562	—	2,562
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$945	$2,932	$2,138	$572	$620	$8,491	$128,799	$—	$144,497
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2023						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2023	2022	2021	2020	2019	Prior
Leases:
Lease risk ratings
Pass	$8,250	$—	$—	$—	$—	$—	$—	$—	$8,250
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$8,250	$—	$—	$—	$—	$—	$—	$—	$8,250
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$608,770	$1,255,416	$1,205,360	$551,257	$438,305	$1,483,309	$1,049,903	$10,841	$6,603,161
Special Mention	125	20,754	20,212	8,408	18,111	20,070	15,967	165	103,812
Substandard	188	6,122	19,897	2,000	2,968	34,992	20,166	1,164	87,497
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$609,083	$1,282,292	$1,245,469	$561,665	$459,384	$1,538,371	$1,086,036	$12,170	$6,794,470
Period end gross write-offs	$529	$369	$240	$3,701	$39	$2,237	$941	$84	$8,140

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of June 30, 2024
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$300	$229	$4,166	$4,695	$2,237,425	$2,242,120
CRE owner occupied	4,653	—	277	4,930	947,566	952,496
Multifamily	—	507	—	507	1,000,299	1,000,806
Farmland	—	549	7,954	8,503	257,186	265,689
Total commercial real estate loans	4,953	1,285	12,397	18,635	4,442,476	4,461,111
Consumer:
SFR 1-4 1st DT liens	165	2,687	2,375	5,227	879,737	884,964
SFR HELOCs and junior liens	2,132	144	278	2,554	343,836	346,390
Other	207	175	2	384	68,989	69,373
Total consumer loans	2,504	3,006	2,655	8,165	1,292,562	1,300,727
Commercial and industrial	672	168	1,868	2,708	545,917	548,625
Construction	—	—	—	—	283,374	283,374
Agriculture production	707	—	157	864	139,375	140,239
Leases	—	—	—	—	8,450	8,450
Total	$8,836	$4,459	$17,077	$30,372	$6,712,154	$6,742,526

	Analysis of Past Due Loans - As of December 31, 2023
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$3,876	$—	$1,382	$5,258	$2,212,548	$2,217,806
CRE owner occupied	34	—	247	281	956,159	956,440
Multifamily	—	—	—	—	949,502	949,502
Farmland	635	3,798	2,052	6,485	264,569	271,054
Total commercial real estate loans	4,545	3,798	3,681	12,024	4,382,778	4,394,802
Consumer:
SFR 1-4 1st DT liens	141	1,449	490	2,080	881,358	883,438
SFR HELOCs and junior liens	16	—	623	639	356,174	356,813
Other	148	40	30	218	72,799	73,017
Total consumer loans	305	1,489	1,143	2,937	1,310,331	1,313,268
Commercial and industrial	244	605	1,654	2,503	583,952	586,455
Construction	—	—	—	—	347,198	347,198
Agriculture production	593	878	33	1,504	142,993	144,497
Leases	447	—	—	447	7,803	8,250
Total	$6,134	$6,770	$6,511	$19,415	$6,775,055	$6,794,470
The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of June 30, 2024			As of December 31, 2023
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$4,882	$4,882	$—	$2,024	$2,024	$—
CRE owner occupied	3,426	3,426	—	3,994	3,994	—
Multifamily	—	—	—	—	—	—
Farmland	13,071	13,071	—	5,996	14,484	—
Total commercial real estate loans	21,379	21,379	—	12,014	20,502	—
Consumer:
SFR 1-4 1st DT liens	4,929	5,189	—	2,808	2,811	—
SFR HELOCs and junior liens	3,039	3,291	—	3,281	3,571	—
Other	40	72	—	39	105	—
Total consumer loans	8,008	8,552	—	6,128	6,487	—
Commercial and industrial	1,504	2,351	272	1,379	2,503	10
Construction	63	63	—	67	67	—
Agriculture production	138	157	—	—	2,322	—
Leases	—	—	—	—	—	—
Sub-total	31,092	32,502	272	19,588	31,881	10
Less: Guaranteed loans	(788)	—	—	(766)	(878)	—
Total, net	$30,304	$32,502	$272	$18,822	$31,003	$10
Interest income on non accrual loans that would have been recognized during the three months ended June 30, 2024 and 2023, if all such loans had been current in accordance with their original terms, totaled $0.6 million and $1.0 million, respectively. Interest income actually recognized on these originated loans during the three months ended June 30, 2024 and 2023 was $0.0 million and $0.68 million, respectively.
Interest income on non accrual loans that would have been recognized during the six months ended June 30, 2024 and 2023, if all such loans had been current in accordance with their original terms, totaled $1.4 million and $1.3 million, respectively. Interest income actually recognized on these originated loans during the six months ended June 30, 2024 and 2023 was $0.1 million and $0.7 million, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of June 30, 2024
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR-1st Deed	SFR-2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$3,517	$373	$—	$992	$—	$—	$—	$—	$—	$—	$—	$4,882
CRE owner occupied	143	26	285	2,972	—	—	—	—	—	—	—	3,426
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	13,071	—	—	—	—	—	13,071
Total commercial real estate loans	3,660	399	285	3,964	—	13,071	—	—	—	—	—	21,379
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	5,183	—	—	—	—	5,183
SFR HELOCs and junior liens	—	—	—	—	—	—	1,156	1,883	—	—	—	3,039
Other	—	—	—	—	—	—	—	—	63	—	—	63
Total consumer loans	—	—	—	—	—	—	6,339	1,883	63	—	—	8,285
Commercial and industrial	—	—	—	—	—	—	—	—	—	1,355	996	2,351
Construction	—	—	—	—	—	—	63	—	—	—	—	63
Agriculture production	—	—	—	138	—	—	—	—	—	—	19	157
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$3,660	$399	$285	$4,102	$—	$13,071	$6,402	$1,883	$63	$1,355	$1,015	$32,235

	As of December 31, 2023
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$124	$615	$519	$766	$—	$—	$—	$—	$—	$—	$—	$2,024
CRE owner occupied	614	—	297	3,083	—	—	—	—	—	—	—	3,994
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—
Farmland	—	—	—	635	—	13,849	—	—	—	—	—	14,484
Total commercial real estate loans	738	615	816	4,484	—	13,849	—	—	—	—	—	20,502
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	2,808	—	—	—	—	2,808
SFR HELOCs and junior liens	—	—	—	—	—	—	1,816	1,467	—	—	—	3,283
Other	—	—	—	—	—	—	—	—	95	—	—	95
Total consumer loans	—	—	—	—	—	—	4,624	1,467	95	—	—	6,186
Commercial and industrial	—	—	—	—	—	—	—	—	—	1,712	791	2,503
Construction	—	—	—	—	—	—	67	—	—	—	—	67
Agriculture production	—	—	—	2,288	—	—	—	—	—	—	33	2,321
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$738	$615	$816	$6,772	$—	$13,849	$4,691	$1,467	$95	$1,712	$824	$31,579

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

	For the three months ended
	June 30, 2024			June 30, 2023
(in thousands)	Combination - Term Extension/Rate Change	Payment Delay/Term Extension	Total % of Loans Outstanding	Payment Delay/Term Extension	Total % of Loans Outstanding
Multifamily	$—	$295	0.03%	$—	—%
Commercial and industrial	—	166	0.03	177	0.03
Total	$—	$461	0.01%	$177	0.03%

	For the six months ended
	June 30, 2024			June 30, 2023
(in thousands)	Combination - Term Extension/Rate Change	Payment Delay/Term Extension	Total % of Loans Outstanding	Payment Delay/Term Extension	Total % of Loans Outstanding
CRE non-owner occupied	$211	$—	0.01%	$—	—%
Multifamily	—	295	0.29	—	—
SFR HELOCs and junior liens	—	41	0.01	—	—
Commercial and industrial	—	682	0.12	177	0.03
Total	$211	$1,018	0.02%	$177	0.03%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024.

Three months ended June 30, 2024
Modification Type	Loan Type	Financial Effect
Payment delay / term extension	Multifamily	Added 12 months to the life of the loan
Payment delay / term extension	Commercial and industrial	Added a weighted average 60 months to the life of the loans

Six months ended June 30, 2024
Modification Type	Loan Type	Financial Effect
Combination - Term extension / rate change	CRE non-owner occupied	Added 120 months to the life of the loan; converted from variable to fixed interest rate
Payment delay / term extension	SFR HELOCs and junior liens	Added 60 months to the life of the loan
Payment delay / term extension	Commercial and industrial	Added a weighted average 49 months to the life of the loans

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023.

Modification Type	Loan Type	Financial Effect
Payment delay / term extension	Commercial and industrial	Added 12 months to the life of the loan to delay balloon repayment

During the six months ended June 30, 2024 and June 30, 2023, respectively, there were no loans with payment defaults by borrowers experiencing financial difficulty which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.

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
The following table presents the components of lease expense for the periods ended:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$1,463	$1,493	$2,897	$3,102
Short-term lease cost	55	118	107	236
Variable lease cost	10	9	23	21
Sublease income	—	—	—	—
Total lease cost	$1,528	$1,620	$3,027	$3,359
The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,579	$1,611	$3,147	$3,264
ROUA obtained in exchange for operating lease liabilities	$99	$370	$1,426	$4,855
The following table presents the weighted average operating lease term and discount rate as of the period ended:

	June 30,
	2024	2023
Weighted-average remaining lease term (years)	7.9	8.1
Weighted-average discount rate	3.45%	3.29%
At June 30, 2024, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2024	$2,886
2025	5,390
2026	4,816
2027	4,114
2028	3,061
Thereafter	10,973
31,240
Discount for present value of expected cash flows	(4,118)
Lease liability at June 30, 2024	$27,122

Note 6 - Deposits
A summary of the balances of deposits follows:

(in thousands)	June 30, 2024	December 31, 2023
Noninterest-bearing demand	$2,557,063	$2,722,689
Interest-bearing demand	1,791,466	1,731,814
Savings	2,667,006	2,682,068
Time certificates, $250,000 or more	406,171	250,180
Other time certificates	628,524	447,287
Total deposits	$8,050,230	$7,834,038
Certificate of deposit balances of $100.0 million and $50.0 million from the State of California were included in time certificates, over $250,000, at June 30, 2024 and December 31, 2023, respectively. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company.
Overdrawn deposit balances of $2.2 million and $1.8 million were classified as consumer loans at June 30, 2024 and December 31, 2023, respectively.
Note 7 - Other Borrowings
A summary of the balances of other borrowings follows:

	June 30, 2024	December 31, 2023
(in thousands)
Term borrowing at FHLB, fixed rate of 5.59%, payable on July 8, 2024	$75,000	$—
Term borrowing at FHLB, fixed rate of 5.46%, payable on October 7, 2024	75,000	—
Term borrowing at FHLB, fixed rate of 5.23%, payable on April 8, 2025	75,000	—
Term borrowing at FHLB, fixed rate of 4.75%, payable on April 8, 2024	—	200,000
Overnight borrowing at FHLB, fixed rate of 5.70%, payable on January 2, 2024	—	400,000
Other collateralized borrowings, fixed rate, as of June 30, 2024 and December 31, 2023 of 0.05%, payable on July 1, 2024 and January 2, 2024, respectively	22,773	32,582
Total other borrowings	$247,773	$632,582
Note 8 - Junior Subordinated Debt
The following table summarizes the terms and recorded balances of each debenture as of the date indicated:

(in thousands)			Coupon Rate (Variable) 3 mo. SOFR +	As of June 30, 2024		As of December 31, 2023
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	8.64%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	8.14%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	8.84%	5,656	5,602
North Valley Trust III	7/23/2034	5,155	2.80%	8.39%	4,519	4,472
North Valley Trust IV	3/15/2036	10,310	1.33%	6.93%	7,734	7,615
VRB Subordinated	3/29/2029	16,000	3.52%	9.11%	16,906	17,000
VRB Subordinated - 5%	8/27/2035	20,000	Fixed	5.00%	25,090	25,172
		$98,889			$101,143	$101,099
The VRB - 5% Subordinated Debt issuance is fixed at 5.0% through August 27, 2025, then will have a floating rate of 90-day average SOFR plus 4.9% until maturity.

Note 9 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	June 30, 2024	December 31, 2023
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$865,962	$788,742
Consumer loans	631,857	652,110
Real estate mortgage loans	450,098	453,647
Real estate construction loans	307,075	331,178
Standby letters of credit	49,247	38,449
Deposit account overdraft privilege	125,671	121,539

In April 2024, Visa Inc. announced the commencement of an exchange offer for Visa Class B-1 common stock and the Company subsequently tendered all of its Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock. Completion of the exchange resulted in a gain of $2.9 million relating to the Visa Class C common stock, which is held at fair value on the June 30, 2024 balance sheet as trading securities in the amount of $2.8 million. Visa Class B-2 common stock continues to be carried at zero. The Bank owns 6,698 shares of Class B-2 common stock of Visa Inc. which may be convertible into Class A common stock at a conversion ratio of 1.5875 per Class B-2 share. As of June 30, 2024, the value of the Class A shares was $262.47 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $2,791,000 as of June 30, 2024, and has not been reflected in the accompanying consolidated financial statements. The shares of Visa Class B-2 common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B-2 conversion ratio may be increased to reflect that surplus. Until all U.S. covered litigation obligations have been satisfied or the Applicable Conversion Rate for the Class B-2 common stock reaches zero, there is no dollar cap on the amount of payments that a participating holder and its guarantors may be obligated to make under its Makewhole Agreement.

Note 10 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $23.4 million and $11.6 million during the three months ended June 30, 2024 and 2023, respectively and $43.9 million and $29.8 million during the equivalent six month periods then ended, respectively. The Bank is regulated by the FDIC and the DFPI. Absent approval from the Commissioner of the DFPI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On February 25, 2021, the Board of Directors authorized the repurchase of up to 2.0 million shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases can be determined by the Company's management and therefore the total value of the shares to be purchased under the 2021 Repurchase Plan is subject to change. The 2021 Repurchase Plan has no expiration date (in accordance with applicable laws and regulations). During the three and six months ended June 30, 2024, the Company repurchased 244,992 and 344,324 shares with market values of $9.1 million and $12.5 million, respectively. During the three and six months ended June 30, 2023, the Company repurchased zero and 150,000 shares with market values of zero and $7.0 million, respectively.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of exercise price, if applicable, and the tax withholding on such shares. During the three and six months ended June 30, 2023, exercising option holders tendered 2,506 shares of the Company’s common stock in connection with option exercises. There were no option exercises during the six months ended June 30, 2024. Employees also tendered 30,510 and 39,080 shares in connection with the tax withholding requirements of other share-based awards during the three months ended June 30, 2024 and 2023, respectively, and 30,510 and 51,461 during the six months ended June 30, 2024 and 2023, respectively. In total, shares of the Company's common stock tendered had market values of $1.1 million and $1.5 million during the quarters ended June 30, 2024 and 2023, respectively and $1.1 million and $2.1 million, respectively during the year to date periods then ended. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share-based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2021 Stock Repurchase Plans.

Note 11 - Stock Options and Other Equity-Based Incentive Instruments
On April 16, 2024, the Board of Directors adopted the 2024 Equity Incentive Plan (2024 Plan) which was approved by shareholders on May 23, 2024. The 2024 Plan allows for up to 1,200,000 shares to be issued in connection with equity-based incentives. In conjunction with shareholder approval of the 2024 Plan, the 2019 Equity Incentive Plan (2019 Plan), which allowed for up to 1,500,000 shares to be issued in connection with equity-based incentives, is no longer available for grant issuances. The Company's 2009 Equity Incentive Plan expired on March 26, 2019. While no new awards can be granted under the 2019 Plan or 2009 Plan, existing grants continue to be governed by the terms, conditions and procedures set forth in any applicable award agreement.
Stock option activity during the six months ended June 30, 2024, is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	7,500	$23.21
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Outstanding at June 30, 2024	7,500	$23.21
The following table shows the number, weighted-average exercise price, intrinsic value, and weighted average remaining contractual life of options exercisable, options not yet exercisable and total options outstanding as of June 30, 2024:

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	7,500	—	7,500
Weighted average exercise price	$23.21	$—	$23.21
Intrinsic value (in thousands)	$123	$—	$123
Weighted average remaining contractual term (yrs.)	0.3	n/a	0.3

As of June 30, 2024, all options outstanding are fully vested and are expected to be exercised prior to expiration. The Company did not modify any option grants during the six months ended June 30, 2024 or 2023.
Activity related to restricted stock unit awards during the six months ended June 30, 2024 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2023	144,487	123,102
RSUs granted	86,036	56,516
RSUs added through dividend and performance credits	3,464	1,536
RSUs released	(63,811)	(32,248)
RSUs forfeited	(1,886)	(1,933)
Outstanding at June 30, 2024	168,290	146,973
The 168,290 of service condition vesting RSUs outstanding as of June 30, 2024 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 168,290 of service condition vesting RSUs outstanding as of June 30, 2024 are expected to vest, and be released, on a weighted-average basis, over the next 1.9 years. The Company expects to recognize $5.3 million of pre-tax compensation costs related to these service condition vesting RSUs between June 30, 2024 and their vesting dates. The Company did not modify any service condition vesting RSUs during the six months ended June 30, 2024 or 2023.
The 146,973 of market plus service condition vesting RSUs outstanding as of June 30, 2024 are expected to vest, and be released, on a weighted-average basis, over the next 2.1 years. The Company expects to recognize $2.6 million of pre-tax compensation costs related to these RSUs between June 30, 2024 and their vesting dates. As of June 30, 2024, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 220,460 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during the six months ended June 30, 2024 or 2023.

Note 12 - Non-interest Income and Expense
The following table summarizes the Company’s non-interest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
ATM and interchange fees	$6,372	$6,856	$12,541	$13,200
Service charges on deposit accounts	4,847	4,581	9,510	8,012
Other service fees	1,286	992	2,652	2,158
Mortgage banking service fees	438	454	866	919
Change in value of mortgage servicing rights	(147)	85	(136)	(124)
Total service charges and fees	12,796	12,968	25,433	24,165
Increase in cash value of life insurance	831	788	1,634	1,590
Asset management and commission income	1,359	1,158	2,487	2,092
Gain on sale of loans	388	295	649	501
Lease brokerage income	154	74	315	172
Sale of customer checks	301	407	613	695
Loss on sale or exchange of investment securities	(45)	—	(45)	(164)
Loss on marketable equity securities	(121)	(42)	(149)	—
Other	203	93	700	325
Total other non-interest income	3,070	2,773	6,204	5,211
Total non-interest income	$15,866	$15,741	$31,637	$29,376
The components of non-interest expense were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Base salaries, net of deferred loan origination costs	$23,852	$24,059	$47,872	$47,059
Incentive compensation	4,711	4,377	7,968	7,272
Benefits and other compensation costs	6,838	6,278	13,865	12,946
Total salaries and benefits expense	35,401	34,714	69,705	67,277
Occupancy	4,063	3,991	8,014	8,151
Data processing and software	5,094	4,638	10,201	8,670
Equipment	1,330	1,436	2,686	2,819
Intangible amortization	1,030	1,656	2,060	3,312
Advertising	819	1,016	1,581	1,775
ATM and POS network charges	1,987	1,902	3,648	3,611
Professional fees	1,814	1,985	3,154	3,574
Telecommunications	558	809	1,069	1,404
Regulatory assessments and insurance	1,144	1,993	2,395	2,785
Postage	340	311	648	610
Operational losses	244	1,090	596	1,525
Courier service	559	483	1,039	822
Gain on sale or acquisition of foreclosed assets	—	—	(38)	—
Loss on disposal of fixed assets	1	18	6	18
Other miscellaneous expense	3,955	5,201	8,079	8,684
Total other non-interest expense	22,938	26,529	45,138	47,760
Total non-interest expense	$58,339	$61,243	$114,843	$115,037
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

	Three months ended June 30,
(in thousands)	2024	2023
Net income	$29,034	$24,892
Average number of common shares outstanding	33,121	33,219
Effect of dilutive stock options and restricted stock	123	83
Average number of common shares outstanding used to calculate diluted earnings per share	33,244	33,302
Options excluded from diluted earnings per share because of their antidilutive effect	—	—

	Six months ended June 30,
(in thousands)	2024	2023
Net income	$56,783	$60,725
Average number of common shares outstanding	33,183	33,257
Effect of dilutive stock options and restricted stock	123	114
Average number of common shares outstanding used to calculate diluted earnings per share	33,306	33,371
Options excluded from diluted earnings per share because of their antidilutive effect	—	—
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
The components of other comprehensive income (loss) and related tax effects are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Unrealized holding gains (losses) on available for sale securities before reclassifications	$1,106	$(16,916)	$(14,793)	$17,624
Amounts reclassified out of AOCI:
Realized loss on debt securities	2,945	—	2,945	164
Unrealized holding gains (losses) on available for sale securities after reclassifications	4,051	(16,916)	(11,848)	17,788
Tax effect	(1,199)	5,001	3,502	(5,259)
Unrealized holding gains (losses) on available for sale securities, net of tax	2,852	(11,915)	(8,346)	12,529
Change in unfunded status of the supplemental retirement plans before reclassifications	115	114	230	228
Amounts reclassified out of AOCI:
Amortization of prior service cost	—	—	—	—
Amortization of actuarial losses	(115)	(114)	(230)	(228)
Total amounts reclassified out of accumulated other comprehensive loss	(115)	(114)	(230)	(228)
Change in unfunded status of the supplemental retirement plans after reclassifications	—	—	—	—
Tax effect	—	—	—	—
Change in unfunded status of the supplemental retirement plans, net of tax	—	—	—	—
Change in joint beneficiary agreement liability before reclassifications	—	—	—	—
Tax effect	—	—	—	—
Change in joint beneficiary agreement liability before reclassifications, net of tax	—	—	—	—
Total other comprehensive income (loss)	$2,852	$(11,915)	$(8,346)	$12,529

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Net unrealized loss on available for sale securities	$(243,669)	$(231,821)
Tax effect	72,036	68,534
Unrealized holding loss on available for sale securities, net of tax	(171,633)	(163,287)
Unfunded status of the supplemental retirement plans	13,527	13,527
Tax effect	(3,999)	(3,999)
Unfunded status of the supplemental retirement plans, net of tax	9,528	9,528
Joint beneficiary agreement liability	590	590
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	590	590
Accumulated other comprehensive loss	$(161,515)	$(153,169)
Note 15 - Fair Value Measurement
The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, income approach, and/or the cost approach. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. Marketable equity securities, trading securities, debt securities available-for-sale, loans held for sale, and mortgage servicing rights are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application impairment write-downs of individual assets.
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
Marketable equity securities, trading securities and debt securities available for sale - Marketable equity, trading and debt securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. The Company had no securities classified as Level 3 during any of the periods covered in these consolidated financial statements.
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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at June 30, 2024	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,595	$2,595	$—	$—
Trading securities	2,789	2,789	—	—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,093,024	—	1,093,024	—
Obligations of states and political subdivisions	222,609	—	222,609	—
Corporate bonds	5,810	—	5,810	—
Asset backed securities	343,180	—	343,180	—
Non-agency mortgage backed securities	276,160	—	276,160	—
Loans held for sale	474	—	474	—
Mortgage servicing rights	6,666	—	—	6,666
Total assets measured at fair value	$1,953,307	$5,384	$1,941,257	$6,666

Fair value at December 31, 2023	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,634	$2,634	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,221,737	—	1,221,737	—
Obligations of states and political subdivisions	236,375	—	236,375	—
Corporate bonds	5,602	—	5,602	—
Asset backed securities	355,281	—	355,281	—
Non-agency mortgage backed securities	333,509	—	333,509	—
Loans held for sale	458	—	458	—
Mortgage servicing rights	6,606	—	—	6,606
Total assets measured at fair value	$2,162,202	$2,634	$2,152,962	$6,606
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the six months ended June 30, 2024 or June 30, 2023, respectively.
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

Three months ended June 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2024: Mortgage servicing rights	$6,697	—	$(147)	$116	$6,666
2023: Mortgage servicing rights	$6,553	—	$84	$104	$6,741

Six months ended June 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2024: Mortgage servicing rights	$6,606	—	$(136)	$196	$6,666
2023: Mortgage servicing rights	$6,712	—	$(125)	$154	$6,741
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
The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2024 and December 31, 2023:

As of June 30, 2024:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,666	Discounted cash flow	Constant prepayment rate	6% - 11%; 6.4%
			Discount rate	10% - 14%; 12%
As of December 31, 2023:
Mortgage Servicing Rights	$6,606	Discounted cash flow	Constant prepayment rate	6% - 12.8%; 7.0%
			Discount rate	10% - 14%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

June 30, 2024	Total	Level 1	Level 2	Level 3
Fair value:
Collateral dependent loans	$6,619	—	—	$6,619
Foreclosed assets	—	—	—	—
Total assets measured at fair value	$6,619	—	—	$6,619

December 31, 2023	Total	Level 1	Level 2	Level 3
Fair value:
Collateral dependent loans	$4,175	—	—	$4,175
Foreclosed assets	50	—	—	50
Total assets measured at fair value	$4,225	—	—	$4,225

The tables below present the gains (losses) resulting from non-recurring fair value adjustments of assets and liabilities for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Collateral dependent loans	$(435)	$(6,754)	$(307)	$(7,031)
Foreclosed assets	—	(525)	(224)	(525)
Total losses from non-recurring measurements	$(435)	$(7,279)	$(531)	$(7,556)

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2024:

June 30, 2024	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$6,619	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
Foreclosed assets (Residential real estate)	$—	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful N/A
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

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$81,342	$81,342	$81,626	$81,626
Cash at Federal Reserve and other banks	125,216	125,216	17,075	17,075
Level 2 inputs:
Securities held to maturity	122,673	113,708	133,494	125,126
Restricted equity securities	17,250	N/A	17,250	n/a
Level 3 inputs:
Loans, net	6,619,009	6,252,316	6,672,948	6,278,577
Financial liabilities:
Level 2 inputs:
Deposits	8,050,230	8,045,400	7,834,038	7,828,554
Other borrowings	247,773	247,773	632,582	632,582
Level 3 inputs:
Junior subordinated debt	101,143	104,764	101,099	95,407
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of June 30, 2024 and December 31, 2023 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of June 30, 2024 and December 31, 2023 based on the then phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of June 30, 2024:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,222,112	15.19%	$844,514	10.50%	N/A	N/A
Tri Counties Bank	$1,211,082	15.06%	$844,316	10.50%	$804,110	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,079,195	13.42%	$683,654	8.50%	N/A	N/A
Tri Counties Bank	$1,110,208	13.81%	$683,494	8.50%	$643,288	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,021,824	12.70%	$563,009	7.00%	N/A	N/A
Tri Counties Bank	$1,110,208	13.81%	$562,877	7.00%	$522,672	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,079,195	11.18%	$386,135	4.00%	N/A	N/A
Tri Counties Bank	$1,110,208	11.50%	$386,017	4.00%	$482,521	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2023:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,196,106	14.73%	$852,850	10.50%	N/A	N/A
Tri Counties Bank	$1,190,542	14.66%	$852,648	10.50%	$812,046	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,052,063	12.95%	$690,402	8.50%	N/A	N/A
Tri Counties Bank	$1,088,717	13.41%	$690,239	8.50%	$649,637	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$994,907	12.25%	$568,566	7.00%	N/A	N/A
Tri Counties Bank	$1,088,717	13.41%	$568,432	7.00%	$527,830	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,052,063	10.75%	$391,620	4.00%	N/A	N/A
Tri Counties Bank	$1,088,717	11.12%	$391,574	4.00%	$489,468	5.00%

As of June 30, 2024 and December 31, 2023, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at June 30, 2024 and December 31, 2023, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At June 30, 2024, the Company and the Bank are in compliance with the capital conservation buffer requirement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Cautionary Statements Regarding Forward-Looking Information
The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the conditions of the United States economy in general and the strength of the local economies in which we conduct operations; the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the impacts of inflation, interest rate, market and monetary fluctuations on the Company's business condition and financial operating results; the impact of changes in financial services industry policies, laws and regulations; regulatory restrictions affecting our ability to successfully market and price our products to consumers; the risks related to the development, implementation, use and management of emerging technologies, including artificial intelligence and machine learning; extreme weather, natural disasters and other catastrophic events that may or may not be caused by climate change and their effects on the Company's customers and the economic and business environments in which the Company operates; the impact of a slowing U.S. economy, decreases in housing and commercial real estate prices, and potentially increased unemployment on the performance of our loan portfolio, the market value of our investment securities and possible other-than-temporary impairment of securities held by us due to changes in credit quality or rates; the availability of, and cost of, sources of funding and the demand for our products; adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, commodities prices, inflationary pressures and labor shortages on the economic recovery and our business; the impacts of international hostilities, wars, terrorism or geopolitical events; adverse developments in the financial services industry generally such as the recent bank failures and any related impact on depositor behavior or investor sentiment; risks related to the sufficiency of liquidity; the possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings and capital; the costs or effects of mergers, acquisitions or dispositions we may make, as well as whether we are able to obtain any required governmental approvals in connection with any such activities, or identify and complete favorable transactions in the future, and/or realize the anticipated financial and business benefits; the regulatory and financial impacts associated with exceeding $10 billion in total assets; the negative impact on our reputation and profitability in the event customers experience economic harm or in the event that regulatory violations are identified; the ability to execute our business plan in new markets; the future operating or financial performance of the Company, including our outlook for future growth and changes in the level and direction of our nonperforming assets and charge-offs; the appropriateness of the allowance for credit losses, including the assumptions made under our current expected credit losses model; any deterioration in values of California real estate, both residential and commercial; the effectiveness of the Company's asset management activities managing the mix of earning assets and in improving, resolving or liquidating lower-quality assets; the effect of changes in the financial performance and/or condition of our borrowers; changes in accounting standards and practices; changes in consumer spending, borrowing and savings habits; our ability to attract and maintain deposits and other sources of liquidity; the effects of changes in the level or cost of checking or savings account deposits on our funding costs and net interest margin; increasing noninterest expense and its impact on our financial performance; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional competitors including retail businesses and technology companies; the challenges of attracting, integrating and retaining key employees; the vulnerability of the Company's operational or security systems or infrastructure, the systems of third-party vendors or other service providers with whom the Company contracts, and the Company's customers to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and data/security breaches and the cost to defend against and respond to such incidents; the impact of the 2023 cyber security ransomware incident on our operations and reputation; increased data security risks due to work from home arrangements and email vulnerability; failure to safeguard personal information, and any resulting litigation; the effect of a fall in stock market prices on our brokerage and wealth management businesses; the transition from the LIBOR to new interest rate benchmarks; the emergence or continuation of widespread health emergencies or pandemics; the Company’s potential judgments, orders, settlements, penalties, fines and reputational damage resulting from pending or future litigation and regulatory investigations, proceedings and enforcement actions; and our ability to manage the risks involved in the foregoing. There can be no assurance that future developments affecting us will be the same as those anticipated by management. Additional factors that could cause results to differ materially from those described above can be found in our Annual Report on Form 10-K for the year ended December 31, 2023, which has been filed with the Securities and Exchange Commission (the “SEC”) and all subsequent filings with the SEC under Sections 13(a), 13(c), 14, and 15(d) of the Securities Act of 1934, as amended. Such filings are also available in the “Investor Relations” section of our website, https://www.tcbk.com/investor-relations and in other documents we file with the SEC. Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results. We undertake no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
Financial Highlights
Performance highlights and other developments for the Company as of or for the three and six months ended June 30, 2024, included the following:
•For the quarter ended June 30, 2024, the Company’s return on average assets was 1.19%, while the return on average equity was 9.99%; for the trailing quarter ended March 31, 2024, the Company’s return on average assets was 1.13%, while the return on average equity was 9.50%.
•Diluted earnings per share were $0.87 for the second quarter of 2024, compared to $0.83 for the trailing quarter and $0.75 during the second quarter of 2023.
•Net income increased to $29.0 million as compared to $27.7 million in the trailing quarter; pre-tax pre-provision net revenue was $39.5 million compared to $42.0 million in the trailing quarter.
•Deposit balances increased $62.6 million or 3.1% (annualized) from the trailing quarter.
•The loan to deposit ratio decreased to 83.8% as of June 30, 2024, as compared to 85.1% for the trailing quarter end, as a result of both deposit growth and loan contraction during the quarter.
•The efficiency ratio was 59.61% for the quarter ended June 30, 2024, as compared to 57.36% for the trailing quarter.
•The provision for credit losses was approximately $0.4 million during the quarter ended June 30, 2024, as compared to $4.3 million during the trailing quarter end, reflecting the continued risks associated with general economic trends and forecasts, largely offset by a decline in specific reserves and loan balances.
•The allowance for credit losses (ACL) to total loans was 1.83% as of June 30, 2024, compared to 1.83% as of the trailing quarter end, and 1.80% as of June 30, 2023. Non-performing assets to total assets were 0.36% on June 30, 2024, as compared to 0.37% as of March 31, 2024, and 0.41% at June 30, 2023. At June 30, 2024, the ACL represented 377% of non-performing loans.
•Average yield on earning assets was 5.24%, an increase of 11 basis points over the 5.13% in the trailing quarter.
•Net interest margin (FTE) was 3.68% in the recent quarter, unchanged from the trailing quarter.
•Non-interest bearing deposits averaged 32.0% of total deposits during the second quarter of 2024.
•The average cost of total deposits was 1.45%, an increase of 24 basis points as compared to 1.21% in the trailing quarter, and an increase of 87 basis points from 0.58% in the same quarter of the prior year; the Company's total cost of deposits have increased 141 basis points since FOMC rate actions began in March 2022, which translates to a cycle-to-date deposit beta of 26.9%.

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net interest income	$81,997	$88,601	$164,733	$181,937
Provision for credit losses	(405)	(9,650)	(4,710)	(13,845)
Non-interest income	15,866	15,741	31,637	29,376
Non-interest expense	(58,339)	(61,243)	(114,843)	(115,037)
Provision for income taxes	(10,085)	(8,557)	(20,034)	(21,706)
Net income	$29,034	$24,892	$56,783	$60,725
Per Share Data:
Basic earnings per share	$0.88	$0.75	$1.71	$1.83
Diluted earnings per share	$0.87	$0.75	$1.70	$1.82
Dividends paid	$0.33	$0.30	$0.66	$0.60
Book value at period end			$35.62	$32.86
Average common shares outstanding	33,121	33,219	33,183	33,257
Average diluted common shares outstanding	33,244	33,302	33,306	33,371
Shares outstanding at period end			32,989	33,259
At period end:
Loans			$6,742,526	$6,520,740
Total investment securities			$2,086,090	$2,485,378
Total assets			$9,741,399	$9,853,421
Total deposits			$8,050,230	$8,095,365
Other borrowings			$247,773	$392,714
Shareholders’ equity			$1,175,050	$1,092,781
Financial Ratios:
During the period:
Return on average assets (annualized)	1.19%	1.01%	1.16%	1.24%
Return on average equity (annualized)	9.99%	8.98%	9.74%	11.13%
Net interest margin(1) (annualized)	3.68%	3.96%	3.68%	4.08%
Efficiency ratio	59.61%	58.69%	58.48%	54.44%
Average equity to average assets	11.95%	11.29%	11.94%	11.15%
At end of period:
Equity to assets			12.06%	11.09%
Total capital to risk-adjusted assets			15.19%	14.47%
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

	Three months ended
(in thousands)	June 30, 2024	March 31, 2024	Change	% Change
Interest income	$117,032	$115,417	$1,615	1.4%
Interest expense	(35,035)	(32,681)	(2,354)	7.2%
Fully tax-equivalent adjustment (FTE) (1)	275	275	—	—%
Net interest income (FTE)	$82,272	$83,011	$(739)	(0.9)%
Net interest margin (FTE)	3.68%	3.68%

Acquired loans discount accretion, net:
Amount (included in interest income)	$850	$1,332	$(482)	(36.2)%
Net interest margin less effect of acquired loan discount accretion(1)	3.64%	3.62%	0.02%

	Three months ended June 30,
(in thousands)	2024	2023	Change	% Change
Interest income	$117,032	$107,158	$9,874	9.2%
Interest expense	(35,035)	(18,557)	(16,478)	88.8%
Fully tax-equivalent adjustment (FTE) (1)	275	379	(104)	(27.4)%
Net interest income (FTE)	$82,272	$88,980	$(6,708)	(7.5)%
Net interest margin (FTE)	3.68%	3.96%

Acquired loans discount accretion, net:
Amount (included in interest income)	$850	$1,471	$(621)	(42.2)%
Net interest margin less effect of acquired loan discount accretion(1)	3.64%	3.89%	(0.25)%

	Six months ended June 30,
(in thousands)	2024	2023	Change	% Change
Interest income	$232,449	$210,065	$22,384	10.7%
Interest expense	(67,716)	(28,128)	(39,588)	140.7%
Fully tax-equivalent adjustment (FTE) (1)	550	770	(220)	(28.6)%
Net interest income (FTE)	$165,283	$182,707	$(17,424)	(9.5)%
Net interest margin (FTE)	3.68%	4.08%

Acquired loans discount accretion, net:
Amount (included in interest income)	$2,182	$2,868	$(686)	(23.9)%
Net interest margin less effect of acquired loan discount accretion(1)	3.63%	4.02%	(0.39)%
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

Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or the discount is accreted (added to) interest income over the remaining life of the loan. The dollar impact of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining unaccreted discount or unamortized premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. Despite the elevated rate environment, the prepayment rate of portfolio loans, inclusive of those acquired at a premium or discount, remains consistent. During the quarters ended June 30, 2024, March 31, 2024 and June 30, 2023, the purchased loan discount accretion was $0.9 million, $1.3 million and $1.5 million, respectively.

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

	Three months ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$6,792,303	$98,229	5.82%	$6,467,381	$86,747	5.38%
Investment securities - taxable	2,003,124	17,004	3.41%	2,343,511	18,775	3.21%
Investment securities - nontaxable(1)	138,167	1,190	3.46%	181,823	1,641	3.62%
Total investments	2,141,291	18,194	3.42%	2,525,334	20,416	3.24%
Cash at Federal Reserve and other banks	68,080	884	5.22%	29,349	374	5.11%
Total interest-earning assets	9,001,674	117,307	5.24%	9,022,064	107,537	4.78%
Other assets	780,554			826,127
Total assets	$9,782,228			$9,848,191
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,769,370	$6,215	1.41%	$1,657,714	$2,173	0.53%
Savings deposits	2,673,272	12,260	1.84%	2,768,981	6,936	1.00%
Time deposits	1,016,190	10,546	4.17%	426,689	2,348	2.21%
Total interest-bearing deposits	5,458,832	29,021	2.14%	4,853,384	11,457	0.95%
Other borrowings	325,604	4,118	5.09%	477,256	5,404	4.54%
Junior subordinated debt	101,128	1,896	7.54%	101,056	1,696	6.73%
Total interest-bearing liabilities	5,885,564	35,035	2.39%	5,431,696	18,557	1.37%
Noninterest-bearing deposits	2,565,609			3,128,131
Other liabilities	161,731			176,141
Shareholders’ equity	1,169,324			1,112,223
Total liabilities and shareholders’ equity	$9,782,228			$9,848,191
Net interest spread(2)			2.85%			3.41%
Net interest income and interest margin(3)		$82,272	3.68%		$88,980	3.96%
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
Net interest income (FTE) during the three months ended June 30, 2024, decreased $6.7 million or 8% to $82.3 million compared to $89.0 million during the three months ended June 30, 2023. In addition, net interest margin declined 28 basis points to 3.68%, compared to the same quarter last year. The decrease in net interest income is primarily attributed to an additional $17.6 million in deposit interest expense due to changes in product mix in conjunction with competitive pricing pressures. The cost of interest-bearing deposits increased by 119 basis points between the quarter ended June 30, 2024 and the same quarter of the prior year. In addition, the average balance of noninterest-bearing deposits decreased by $562.5 million from the three month average for the period ended June 30, 2023 as customers continue to be migrate towards higher yielding term deposit accounts. As of June 30, 2024, the ratio of average total noninterest-bearing deposits to total average deposits was 32.0%, as compared to 33.8% and 39.2% at March 31, 2024 and June 30, 2023, respectively. The increase in cost of interest bearing liabilities was partially offset by increased interest and fee income on loans totaling $11.5 million compared to the same quarter of the prior year. Average loan yields increased 44 basis points from 5.38% during the three months ended June 30, 2023, to 5.82% during the three months ended June 30, 2024. The accretion of discounts from acquired loans added 5 and 9 basis points to loan yields during the quarters ended June 30, 2024 and 2023, respectively. Additionally, the average balance of loans during the quarter increased $324.9 million compared to the same period in the prior year.

	Six months ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$6,789,072	$194,713	5.77%	$6,440,817	$169,161	5.30%
Investment securities - taxable	2,065,412	34,833	3.39%	2,370,722	37,691	3.21%
Investment securities - nontaxable(1)	138,534	2,382	3.46%	185,417	3,340	3.63%
Total investments	2,203,946	37,215	3.40%	2,556,139	41,031	3.24%
Cash at Federal Reserve and other banks	41,229	1,071	5.22%	28,090	643	4.62%
Total interest-earning assets	9,034,247	232,999	5.19%	9,025,046	210,835	4.71%
Other assets	784,765			838,425
Total assets	$9,819,012			$9,863,471
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,740,107	$11,162	1.29%	$1,665,371	$2,560	0.31%
Savings deposits	2,662,595	23,159	1.75%	2,833,365	11,090	0.79%
Time deposits	914,042	18,229	4.01%	351,166	2,952	1.70%
Total interest-bearing deposits	5,316,744	52,550	1.99%	4,849,902	16,602	0.69%
Other borrowings	455,150	11,496	5.08%	377,995	8,213	4.38%
Junior subordinated debt	101,117	3,670	7.30%	101,050	3,313	6.61%
Total interest-bearing liabilities	5,873,011	67,716	2.32%	5,328,947	28,128	1.06%
Noninterest-bearing deposits	2,605,999			3,249,488
Other liabilities	168,044			185,123
Shareholders’ equity	1,171,958			1,099,913
Total liabilities and shareholders’ equity	$9,819,012			$9,863,471
Net interest spread(2)			2.87%			3.65%
Net interest income and interest margin(3)		$165,283	3.68%		$182,707	4.08%
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
Net interest income (FTE) during the six months ended June 30, 2024, decreased $17.4 million, or 10%, to $165.3 million compared to $182.7 million during the six months ended June 30, 2023. In addition, net interest margin declined 40 basis points to 3.68%, compared to the same period in the prior year. The decrease in net interest income is primarily attributed to an increased cost of interest bearing liabilities, primarily on deposits. The cost of interest bearing deposits increased by 130 basis points during the six months ended June 30, 2024, compared to the same period in the prior year. In addition, the average balance of noninterest-bearing deposits decreased by $643.5 million from the six month average for the period ended June 30, 2023 amidst a continued migration of customer funds to interest-bearing products, as discussed above. The increases in the cost of interest bearing liabilities were partially offset by increased interest and fee income on loans. As compared to the same period in the prior year, the average balance of loans increased $348.3 million and average loan yields increased 47 basis points from 5.30% during the six months ended June 30, 2023, to 5.77% during the six months ended June 30, 2024. The accretion of discounts from acquired loans added 8 and 9 basis points to loan yields during the six months ended June 30, 2024 and June 30, 2023, respectively.

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

	Three months ended June 30, 2024 compared with three months ended June 30, 2023
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$4,386	$7,096	$11,482
Investment securities	(3,127)	905	(2,222)
Cash at Federal Reserve and other banks	495	15	510
Total interest-earning assets	1,754	8,016	9,770
Increase (decrease) in interest expense:
Interest-bearing demand deposits	148	3,894	4,042
Savings deposits	(239)	5,563	5,324
Time deposits	3,257	4,941	8,198
Other borrowings	(1,721)	435	(1,286)
Junior subordinated debt	1	199	200
Total interest-bearing liabilities	1,446	15,032	16,478
Decrease in net interest income	$308	$(7,016)	$(6,708)

The following commentary regarding net interest income, interest income and interest expense may be best understood while referencing the Summary of Average Balances, Yields/Rates and Interest Differential and the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid shown above.
Net interest income (FTE) during the three months ended June 30, 2024 decreased $6.7 million to $82.3 million compared to $89.0 million during the three months ended June 30, 2023. The overall decrease in net interest income (FTE) was due to increasing interest rates elevating interest expense on interest-bearing liabilities, most significantly deposits. Elevated interest rates also improved interest income on earning assets by $9.8 million, partially offsetting the increases in interest expense.

	Six months ended June 30, 2024 compared with six months ended June 30, 2023
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$18,520	$7,032	$25,552
Investment securities	(11,502)	7,686	(3,816)
Cash at Federal Reserve and other banks	607	(179)	428
Total interest-earning assets	7,625	14,539	22,164
Increase (decrease) in interest expense:
Interest-bearing demand deposits	232	8,370	8,602
Savings deposits	(1,349)	13,418	12,069
Time deposits	9,569	5,708	15,277
Other borrowings	3,379	(96)	3,283
Junior subordinated debt	4	353	357
Total interest-bearing liabilities	11,835	27,753	39,588
Decrease in net interest income	$(4,210)	$(13,214)	$(17,424)
Net interest income (FTE) during the six months ended June 30, 2024 decreased $17.4 million to $165.3 million compared to $182.7 million during the six months ended June 30, 2023. The overall decrease in net interest income (FTE) was due to increasing interest rates elevating interest expense on interest-bearing liabilities, most significantly deposits and other borrowings, resulting in a net increase of $35.9 million and $3.3 million, respectively. Elevated interest rates also improved interest income on earning assets by $22.2 million, partially offsetting the increases in interest expense.
Asset Quality and Credit Loss Provisioning
During the three months ended June 30, 2024, the Company recorded a provision for credit losses of $0.4 million, as compared to $4.3 million during the trailing quarter, and $9.7 million during the second quarter of 2023.

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Addition to allowance for credit losses	$335	$8,980	$4,350	$13,295
Addition to (reversal of) reserve for unfunded loan commitments	70	670	360	550
Total provision for (reversal of) credit losses	$405	$9,650	$4,710	$13,845
The allowance for credit losses (ACL) was $123.5 million or 1.83% of total loans as of June 30, 2024. For the current quarter, the qualitative components of the ACL that contributed to an increase in required reserves primarily related to uncertainty around US policy and related effects on domestic economic trends that are inconsistent with those desired by the FOMC.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Balance, beginning of period	$124,394	$108,407	$121,522	$105,680
Provision for credit losses	335	8,980	4,350	13,295
Loans charged-off	(1,610)	(276)	(2,885)	(2,034)
Recoveries of previously charged-off loans	398	218	530	388
Balance, end of period	$123,517	$117,329	$123,517	$117,329
The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and includes improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date. Despite continued declines on a year over year comparative basis, core inflation remains elevated from wage pressures, and higher living costs such as housing, energy and general services. Management notes the rapid intervals of rate increases by the Federal Reserve may create repricing risk for certain borrowers and continued inversion of the yield curve, creates informed expectations of the US potentially entering a recession within 12 months. While projected cuts in interest rates from the Federal Reserve during 2024 may improve this outlook, the uncertainty associated with the extent and timing of these potential reductions has inhibited a change to forecasted reserve levels. As a result, management continues to believe that certain credit weaknesses are likely present in the overall economy and that it is appropriate to maintain a reserve level that incorporates such risk factors.
Loans past due 30 days or more increased by $13.9 million during the quarter ended June 30, 2024, to $30.4 million, as compared to $16.5 million at March 31, 2024. The majority of loans identified as past due are well-secured by collateral, and approximately $13.3 million is less than 90 days delinquent. Non-performing loans were $32.8 million at June 30, 2024, a decrease of $1.4 million from $34.2 million as of March 31, 2024, and a decrease of $4.8 million from $37.6 million as of June 30, 2023. Management continues to proactively work with these borrowers to identify actionable and appropriate resolution strategies which are customary for the industries. Of the $32.8 million loans designated as non-performing as of June 30, 2024, approximately $11.7 million are current or less than 30 days past due with respect to payments required under their existing loan agreements.

(dollars in thousands)	June 30, 2024	% of Loans Outstanding	March 31, 2024	% of Loans Outstanding	June 30, 2023	% of Loans Outstanding
Risk Rating:
Pass	$6,536,223	96.9%	$6,616,294	97.3%	$6,299,893	96.6%
Special Mention	101,324	1.5%	108,073	1.6%	155,678	2.4%
Substandard	104,979	1.6%	76,328	1.1%	65,169	1.0%
Total	$6,742,526		$6,800,695		$6,520,740

Classified loans to total loans	1.56%		1.12%		1.00%
Loans past due 30+ days to total loans	0.45%		0.24%		0.15%
The ratio of classified loans to total loans of 1.56% as of June 30, 2024, increased 44 basis points from March 31, 2024 and increased 56 basis points from the comparative quarter ended 2023. The change in criticized loans outstanding as compared to the trailing quarter totaled $21.9 million. Loans with the risk grade classification substandard increased by $28.7 million over the trailing quarter and relate primarily to five loans across two relationships totaling $25.2 million, including $18.0 million in agricultural and farmland loans and $7.2 million in non-owner occupied CRE loans. All loans within these relationships are performing as agreed and have substantial collateral support and borrower guarantees. As a percentage of total loans outstanding, classified assets remain consistent with volumes experienced prior to the recent quantitative easing cycle spurred by the COVID pandemic and reflect management's historically conservative approach to credit risk monitoring. The Company's combined criticized loan balances totaled $206.3 million as of June 30, 2024, an improvement of $14.5 million from June 30, 2023.
Outstanding balances on construction loans, which have historically been associated with elevated levels of risk, experienced balance reductions of $65.6 million during the current quarter. These reductions were primarily associated with $49.1 million in balances that were converted to term loans upon the completion of construction and achievement of stabilized occupancy, $44.0 million in balances that paid down or paid-off, and the offsetting balance representing new draws or originations.
Further, management has taken action to proactively assess the repayment capacity of borrowers that will likely be subject to rate resets in the near term. To date this analysis as well as management's observations of loans that have experienced a rate reset, have not resulted in the need to provide any
As of June 30, 2024, other real estate owned consisted of 10 properties with a carrying value of approximately $2.5 million, which is unchanged from the trailing quarter end. Non-performing assets of $35.3 million at June 30, 2024, represented 0.36% of total assets, a change from the $36.7 million or 0.37% and $40.5 million or 0.41% as of March 31, 2024 and June 30, 2023, respectively.
Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
ATM and interchange fees	$6,372	$6,856	$(484)	(7.1)%
Service charges on deposit accounts	4,847	4,581	266	5.8%
Other service fees	1,286	992	294	29.6%
Mortgage banking service fees	438	454	(16)	(3.5)%
Change in value of mortgage servicing rights	(147)	85	(232)	(272.9)%
Total service charges and fees	12,796	12,968	(172)	(1.3)%
Increase in cash value of life insurance	831	788	43	5.5%
Asset management and commission income	1,359	1,158	201	17.4%
Gain on sale of loans	388	295	93	31.5%
Lease brokerage income	154	74	80	108.1%
Sale of customer checks	301	407	(106)	(26.0)%
Loss on sale or exchange of investment securities	(45)	—	(45)	n/m
Loss on marketable equity securities	(121)	(42)	(79)	188.1%
Other	203	93	110	118.3%
Total other non-interest income	3,070	2,773	297	10.7%
Total non-interest income	$15,866	$15,741	$125	0.8%
Non-interest income increased $0.1 million or 0.8% to $15.9 million during the three months ended June 30, 2024, compared to $15.7 million during the comparative quarter ended June 30, 2023. Interchange fees earned in the second quarter of 2023 were elevated as compared to the comparable 2024 quarter due to increased customer activity. The remaining various components of non-interest income are largely consistent period over period.

	Six months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
ATM and interchange fees	$12,541	$13,200	$(659)	(5.0)%
Service charges on deposit accounts	9,510	8,012	1,498	18.7%
Other service fees	2,652	2,158	494	22.9%
Mortgage banking service fees	866	919	(53)	(5.8)%
Change in value of mortgage servicing rights	(136)	(124)	(12)	9.7%
Total service charges and fees	25,433	24,165	1,268	5.2%
Increase in cash value of life insurance	1,634	1,590	44	2.8%
Asset management and commission income	2,487	2,092	395	18.9%
Gain on sale of loans	649	501	148	29.5%
Lease brokerage income	315	172	143	83.1%
Sale of customer checks	613	695	(82)	(11.8)%
Loss on sale of investment securities	(45)	(164)	119	(72.6)%
Loss on marketable equity securities	(149)	—	(149)	n/m
Other	700	325	375	115.4%
Total other non-interest income	6,204	5,211	993	19.1%
Total non-interest income	$31,637	$29,376	$2,261	7.7%
Non-interest income increased $2.3 million or 7.7% to $31.6 million during the six months ended June 30, 2024, compared to $29.4 million during the comparative six months ended June 30, 2023. As noted above, interchange fees as driven by customer activities was elevated in the 2023 period and resulted in a decrease of $0.7 million as compared to the six months ended June 30, 2024. Service charges on deposit accounts increased by $1.5 million or 18.7% as compared to the equivalent period in 2023 following $0.9 million in waived or reversed fees as a courtesy to customers in the 2023 year. As noted above, elevated activity within asset management and realized gains from alternative investments contributed to the overall improvement.

Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated:

	Three months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Base salaries, net of deferred loan origination costs	$23,852	$24,059	$(207)	(0.9)%
Incentive compensation	4,711	4,377	334	7.6%
Benefits and other compensation costs	6,838	6,278	560	8.9%
Total salaries and benefits expense	35,401	34,714	687	2.0%
Occupancy	4,063	3,991	72	1.8%
Data processing and software	5,094	4,638	456	9.8%
Equipment	1,330	1,436	(106)	(7.4)%
Intangible amortization	1,030	1,656	(626)	(37.8)%
Advertising	819	1,016	(197)	(19.4)%
ATM and POS network charges	1,987	1,902	85	4.5%
Professional fees	1,814	1,985	(171)	(8.6)%
Telecommunications	558	809	(251)	(31.0)%
Regulatory assessments and insurance	1,144	1,993	(849)	(42.6)%
Postage	340	311	29	9.3%
Operational losses	244	1,090	(846)	(77.6)%
Courier service	559	483	76	15.7%
Loss on disposal of fixed assets	1	18	(17)	(94.4)%
Other miscellaneous expense	3,955	5,201	(1,246)	(24.0)%
Total other non-interest expense	22,938	26,529	(3,591)	(13.5)%
Total non-interest expense	$58,339	$61,243	$(2,904)	(4.7)%
Average full time equivalent staff	1,160	1,210	(50)	(4.1)%
Non-interest expense decreased $2.9 million or 4.7% to $58.3 million during the three months ended June 30, 2024, as compared to $61.2 million for the quarter ended June 30, 2023. Regulatory assessment charges decreased $0.8 million or 42.6% following changes in various assessments as compared to the same period of 2023. Additionally, operational losses decreased $0.8 million or 77.6% attributable to a normalized quarterly rate following non-recurring ATM burglary expenses totaling $0.7 million in the comparative period. Finally, other miscellaneous expense declined $1.2 million or 24.0% due to non-recurring charges in the comparative period totaling $0.8 million related to non-sufficient fee refunds and elevated provision expense on real estate owned approximating $0.5 million.

	Six months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Base salaries, net of deferred loan origination costs	$47,872	$47,059	$813	1.7%
Incentive compensation	7,968	7,272	696	9.6%
Benefits and other compensation costs	13,865	12,946	919	7.1%
Total salaries and benefits expense	69,705	67,277	2,428	3.6%
Occupancy	8,014	8,151	(137)	(1.7)%
Data processing and software	10,201	8,670	1,531	17.7%
Equipment	2,686	2,819	(133)	(4.7)%
Intangible amortization	2,060	3,312	(1,252)	(37.8)%
Advertising	1,581	1,775	(194)	(10.9)%
ATM and POS network charges	3,648	3,611	37	1.0%
Professional fees	3,154	3,574	(420)	(11.8)%
Telecommunications	1,069	1,404	(335)	(23.9)%
Regulatory assessments and insurance	2,395	2,785	(390)	(14.0)%
Postage	648	610	38	6.2%
Operational losses	596	1,525	(929)	(60.9)%
Courier service	1,039	822	217	26.4%
Gain on sale or acquisition of foreclosed assets	(38)	—	(38)	n/m
Loss on disposal of fixed assets	6	18	(12)	(66.7)%
Other miscellaneous expense	8,079	8,684	(605)	(7.0)%
Total other non-interest expense	45,138	47,760	(2,622)	(5.5)%
Total non-interest expense	$114,843	$115,037	$(194)	(0.2)%
Average full time equivalent staff	1,174	1,214	(40)	(3.3)%
Non-interest expense decreased $0.2 million or 0.2% to $114.8 million during the six months ended June 30, 2024, as compared to $115.0 million for the six months ended June 30, 2023. This was largely attributed to non-cash intangible amortization expense declines of $1.3 million or 37.8% and operational loss decreases of $0.9 million or 60.9% due to reasons described above. These declines were partially offset by an increase of $2.4 million or 3.6% in total salaries and benefits expense to $69.7 million, largely from annual compensation adjustments and other routine increases in benefits and compensation. Salaries expense was also impacted by an increase in average compensation per employee as various strategic talent acquisitions were made in order to further prepare the Company to execute its growth objectives beyond $10 billion in total assets. Finally, data processing and software expenses increased by $1.5 million or 17.7% related to ongoing investments in the Company's data management and security infrastructure.
Income Taxes
The Company’s effective tax rate was 25.8% and 26.1% for the quarter and six months ended June 30, 2024, respectively as compared to 25.6% and 26.3% for the comparative periods ended June 30, 2023, respectively. Differences between the Company's effective tax rate and applicable federal and state blended statutory rate of approximately 29.6% are due to the proportion of non-taxable revenues, non-deductible expenses, and benefits from tax credits as compared to the levels of pre-tax earnings.
Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. The following is a comparison of the quarterly change in certain assets and liabilities:

Ending balances	June 30,	March 31,		Annualized % Change
(dollars in thousands)	2024	2024	$ Change
Total assets	$9,741,399	$9,813,767	$(72,368)	(2.9)%
Total loans	6,742,526	6,800,695	(58,169)	(3.4)
Total investments	2,086,090	2,221,555	(135,465)	(24.4)
Total deposits	8,050,230	7,987,658	62,572	3.1
Total other borrowings	247,773	392,409	(144,636)	(147.4)

Loans outstanding decreased by $58.2 million or 3.4% on an annualized basis during the quarter ended June 30, 2024. During the quarter, loan originations/draws totaled approximately $310.1 million while payoffs/repayments of loans totaled $368.7 million, which compares to originations/draws and payoffs/repayments during the trailing quarter ended of $325.5 million and $321.3 million, respectively. Origination volume activity levels remain slightly lower relative to the comparative period in 2023 due in part to disciplined pricing and underwriting, as well as decreased borrower demand given economic uncertainties. The increase in payoffs/repayments as compared to the trailing quarter was spread amongst numerous borrowers, regions and loan types.
Investment security balances decreased $135.5 million or 24.4% on an annualized basis as a result of net prepayments, and maturities, collectively totaling approximating $164.0 million and, to a lesser extent, sales totaling $28.6 million, partially offset by security purchases totaling $53.5 million, in addition to net increases in the market value of securities of $4.1 million. Investment security purchases were comprised of floating rate instruments tied to SOFR with an initial weighted average coupon of 6.77% and a weighted average life of 4.7 years. Investment security sales were primarily comprised of fixed rate instruments with a weighted average coupon of 2.39% and a weighted average life of 3.8 years. While management intends to primarily utilize cash flows from the investment security portfolio and organic deposit growth to support loan growth, excess liquidity will be utilized for purchases of investment securities to support net interest income growth and net interest margin expansion.
Deposit balances increased by $62.6 million or 3.1% annualized during the quarter, led by growth within time deposits.
Other borrowings totaled $247.8 million at June 30, 2024, representing a net decrease of $144.6 million from the trailing quarter. This quarter over quarter decrease was facilitated by proceeds from the sale, call or maturity of investment securities, and growth in deposits.
The following is a comparison of the year over year change in certain assets and liabilities:

Ending balances	As of June 30,			% Change
(dollars in thousands)	2024	2023	$ Change
Total assets	$9,741,399	$9,853,421	$(112,022)	(1.1)%
Total loans	6,742,526	6,520,740	221,786	3.4
Total investments	2,086,090	2,485,378	(399,288)	(16.1)
Total deposits	8,050,230	8,095,365	(45,135)	(0.6)
Total other borrowings	247,773	392,714	(144,941)	(36.9)
Loan balances increased as a result of organic activities by approximately $221.8 million or 3.4% during the twelve-month period ending June 30, 2024. Over the same period deposit balances have declined by $45.1 million or 0.6%. The Company has offset these declines through the deployment of excess cash balances and maturity or sale of investment security balances.
Investment Securities
Investment securities available for sale decreased $211.7 million to $1.9 billion as of June 30, 2024, compared to December 31, 2023. The decrease is attributed to net prepayments, and maturities, collectively totaling approximating $221.7 million and, to a lesser extent, sales totaling $28.6 million, partially offset by security purchases totaling $53.5 million, in addition to net decreases in the market value of securities of $11.8 million. Proceeds from the sale of available for sale investment securities totaled $28.6 million for the three and six months ended June 30, 2024, resulting in gross realized losses of $2.9 million. The following table presents the available for sale debt securities portfolio by major type as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$1,093,024	56.3%	$1,221,737	56.8%
Obligations of states and political subdivisions	222,609	11.5%	236,375	11.0%
Corporate bonds	5,810	0.3%	5,602	0.3%
Asset backed securities	343,180	17.7%	355,281	16.5%
Non-agency mortgage backed	276,160	14.2%	333,509	15.4%
Total debt securities available for sale	$1,940,783	100.0%	$2,152,504	100.0%

	June 30, 2024		December 31, 2023
(in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$119,982	97.8%	$130,823	98.0%
Obligations of states and political subdivisions	2,691	2.2%	2,671	2.0%
Total debt securities held to maturity	$122,673	100.0%	$133,494	100.0%
Investment securities held to maturity decreased $10.8 million to $122.7 million as of June 30, 2024, as compared to December 31, 2023. This decrease is attributable to calls and principal repayments of $10.7 million, and amortization of net purchase premiums of $0.1 million.
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
The following table shows the Company’s loan balances, net of deferred loan costs and discounts, as of the dates indicated:

(in thousands)	June 30, 2024		December 31, 2023
Commercial real estate	$4,461,111	66.2%	$4,394,802	64.7%
Consumer	1,300,727	19.3%	1,313,268	19.3%
Commercial and industrial	548,625	8.1%	586,455	8.6%
Construction	283,374	4.2%	347,198	5.1%
Agriculture production	140,239	2.1%	144,497	2.2%
Leases	8,450	0.1%	8,250	0.1%
Total loans	$6,742,526	100.0%	$6,794,470	100.0%

Nonperforming Assets
The following tables set forth the amount of the Company’s NPAs as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(in thousands)	June 30, 2024	December 31, 2023
Performing nonaccrual loans	$15,697	$25,380
Nonperforming nonaccrual loans	16,805	6,500
Total nonaccrual loans	32,502	31,880
Loans 90 days past due and still accruing	272	10
Total nonperforming loans	32,774	31,890
Foreclosed assets	2,493	2,705
Total nonperforming assets	$35,267	$34,595
Nonperforming assets to total assets	0.36%	0.35%
Nonperforming loans to total loans	0.49%	0.47%
Allowance for credit losses to nonperforming loans	377%	381%

Changes in nonperforming assets during the three months ended June 30, 2024

(in thousands)	Balance at March 31, 2024	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at June 30, 2024
Commercial real estate:
CRE non-owner occupied	$4,112	1,286	(516)	—	—	$4,882
CRE owner occupied	3,905	26	(505)	—	—	3,426
Multifamily	—	—	—	—	—	—
Farmland	13,780	—	(709)	—	—	13,071
Total commercial real estate loans	21,797	1,312	(1,730)	—	—	21,379
Consumer
SFR 1-4 1st DT liens	5,094	279	(184)	—	—	5,189
SFR HELOCs and junior liens	3,403	199	(302)	(9)	—	3,291
Other	99	24	(27)	(24)	—	72
Total consumer loans	8,596	502	(513)	(33)	—	8,552
Commercial and industrial	2,408	1,256	(171)	(870)	—	2,623
Construction	64	—	(1)	—	—	63
Agriculture production	1,377	19	(626)	(613)	—	157
Leases	—	—	—	—	—	—
Total nonperforming loans	34,242	3,089	(3,041)	(1,516)	—	32,774
Foreclosed assets	2,493	—	—	—	—	2,493
Total nonperforming assets	$36,735	3,089	(3,041)	(1,516)	—	$35,267
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets decreased during the three months ended June 30, 2024 by $1.5 million or 4.0% to $35.3 million compared to $36.7 million at March 31, 2024. The decrease in nonperforming assets during the second quarter of 2024 was primarily the result of nonperforming loan pay-downs and upgrades, which totaled $3.0 million during the quarter, as well as $1.5 million in charge-offs. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the loan loss reserves associated with these loans is sufficient as of June 30, 2024.

Changes in nonperforming assets during the six months ended June 30, 2024

(in thousands)	Balance at December 31, 2023	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at June 30, 2024
Commercial real estate:
CRE non-owner occupied	$2,024	3,624	(766)	—	—	$4,882
CRE owner occupied	3,994	26	(594)	—	—	3,426
Multifamily	—	—	—	—	—	—
Farmland	14,484	—	(1,413)	—	—	13,071
Total commercial real estate loans	20,502	3,650	(2,773)	—	—	21,379
Consumer
SFR 1-4 1st DT liens	2,811	2,769	(365)	(26)	—	5,189
SFR HELOCs and junior liens	3,571	756	(996)	(40)	—	3,291
Other	105	195	(31)	(197)	—	72
Total consumer loans	6,487	3,720	(1,392)	(263)	—	8,552
Commercial and industrial	2,513	1,976	(866)	(1,000)	—	2,623
Construction	67	9	(1)	—	(12)	63
Agriculture production	2,321	19	(733)	(1,450)	—	157
Leases	—	—	—	—	—	—
Total nonperforming loans	31,890	9,374	(5,765)	(2,713)	(12)	32,774
Foreclosed assets	2,705	(223)	(1)	—	12	2,493
Total nonperforming assets	$34,595	9,151	(5,766)	(2,713)	—	$35,267
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the six months ended June 30, 2024 by $0.7 million or 1.9% to $35.3 million compared to $34.6 million at December 31, 2023. The increase in nonperforming assets during the six months ended June 30, 2024 was primarily the result of nonperforming loan increases/down-grades, which totaled $9.4 million. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the loan loss reserves associated with these loans is sufficient as of June 30, 2024.
Loan charge-offs during the three and six months ended June 30, 2024
In the second quarter of 2024, the Company recorded $1.5 million in loan charge-offs and $0.1 million in deposit overdraft charge-offs less $0.3 million in loan recoveries and $0.03 million in deposit overdraft recoveries, which collectively resulted in $1.2 million in net charge-offs. During the six months ended June 30, 2024, the Company recorded $2.7 million in loan charge-offs and $0.2 million in deposit overdraft charge-offs less $0.5 million in loan recoveries and $0.1 million in deposit overdraft recoveries, which collectively resulted in $2.4 million in net charge-offs.

The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses for loans as of the dates indicated:

(in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Allowance for credit losses:
Qualitative and forecast factor allowance	$88,770	$84,291	$78,334
Cohort model allowance reserves	33,729	34,139	32,002
Allowance for individually evaluated loans	1,018	3,092	6,993
Total allowance for credit losses	$123,517	$121,522	$117,329
Allowance for credit losses for loans / total loans	1.83%	1.79%	1.80%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. Based on the current conditions of the loan portfolio, management believes that the $123.5 million allowance for loan losses at June 30, 2024 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for credit losses on loans as of the dates indicated:

(in thousands)	June 30, 2024		December 31, 2023		June 30, 2023
Commercial real estate	$73,032	59.2%	$68,864	56.7%	$71,016	60.5%
Consumer	27,674	22.4%	27,453	22.6%	26,513	22.6%
Commercial and industrial	12,128	9.8%	12,750	10.5%	11,647	9.9%
Construction	7,466	6.0%	8,856	7.3%	7,031	6.0%
Agriculture production	3,180	2.6%	3,589	2.9%	1,105	0.9%
Leases	37	0.0%	10	0.0%	17	0.1%
Total allowance for credit losses	$123,517	100.0%	$121,522	100.0%	$117,329	100.0%
The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

(in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Commercial real estate	1.64%	1.57%	1.63%
Consumer	2.13%	2.09%	2.12%
Commercial and industrial	2.21%	2.17%	2.02%
Construction	2.63%	2.55%	2.53%
Agriculture production	2.27%	2.48%	1.80%
Leases	0.44%	0.12%	0.20%
Total loans	1.83%	1.79%	1.80%

The following table summarizes the activity in the allowance for credit losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Allowance for credit losses:
Balance at beginning of period	$124,394	$108,407	$121,522	$105,680
Provision for (reversal of) loan losses	335	8,980	4,350	13,295
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—	—	—
CRE owner occupied	—	—	—	—
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	(26)	—
SFR HELOCs and junior liens	(9)	—	(41)	(42)
Other	(118)	(163)	(368)	(305)
Commercial and industrial	(870)	(113)	(1,000)	(1,687)
Construction	—	—	—	—
Agriculture production	(613)	—	(1,450)	—
Leases	—	—	—	—
Total loans charged-off	(1,610)	(276)	(2,885)	(2,034)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	—	—	—	—
CRE owner occupied	1	1	1	1
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—
SFR HELOCs and junior liens	51	37	100	102
Other	81	26	121	77
Commercial and industrial	261	123	283	176
Construction	—	—	—	—
Agriculture production	4	31	25	32
Leases	—	—	—	—
Total recoveries of previously charged-off loans	398	218	530	388
Net charge-offs	(1,212)	(58)	(2,355)	(1,646)
Balance at end of period	$123,517	$117,329	$123,517	$117,329
Average total loans	$6,792,303	$6,467,381	$6,789,072	$6,440,817
Ratios (annualized):
Net (charge-offs) recoveries during period to average loans outstanding during period	(0.07)%	(0.00)%	(0.07)%	(0.05)%
Provision for credit losses to average loans outstanding during period	0.02%	0.56%	0.13%	0.41%

Foreclosed Assets, Net of Allowance for Losses
The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses, for the six months ended June 30, 2024:

(in thousands)	Balance at December 31, 2023	Sales	Valuation Adjustments	Transfers from Loans	Balance at June 30, 2024
Land & construction	$154	$—	$39	$12	$205
Residential real estate	1,673	—	(262)	—	1,411
Commercial real estate	878	—	(1)	—	877
Total foreclosed assets	$2,705	$—	$(224)	$12	$2,493
Deposits
During the six months ended June 30, 2024, the Company’s deposits increased by $216.2 million to $8.1 billion at quarter end. There were no brokered deposits included in the deposit balances as of June 30, 2024 and December 31, 2023. Estimated uninsured deposits totaled $2.5 billion and $2.4 billion as of June 30, 2024 and December 31, 2023, respectively.
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
During the three and six months ended June 30, 2024, the Company repurchased 244,992 and 344,324 shares with market values of $9.1 million and $12.5 million, respectively. During the six months ended June 30, 2023, the Company repurchased 150,000 shares with a market value of $7.0 million. During the quarter ended June 30, 2024, the Company repurchased 244,992 shares of common stock at an average price of $37.04 per share or 104% of the book value per share as of June 30, 2024. In addition, the Company’s Tier 1 common equity and tangible capital ratios increased to 12.7% and 9.1%, respectively as of June 30, 2024, compared to 12.2% and 8.8%, respectively, as of December 31, 2023.
Total shareholders' equity increased by $12.0 million during the quarter ended June 30, 2024, as net income of $29.0 million and a $2.9 million decrease in accumulated other comprehensive losses was partially offset by cash dividend payments on common stock of approximately $10.9 million and share repurchases totaling $9.1 million. As a result, the Company’s book value grew to $35.62 per share at June 30, 2024, compared to $32.86 at June 30, 2023. The Company’s tangible book value per share, a non-GAAP measure, calculated by subtracting goodwill and other intangible assets from total shareholders’ equity and dividing that sum by total shares outstanding, was $26.13 per share at June 30, 2024, as compared to $23.30 at June 30, 2023. As noted above, changes in the fair value of available-for-sale investment securities, net of deferred taxes continue to create moderate levels of volatility in tangible book value per share.
Current Year Balance Sheet Change

	June 30, 2024		December 31, 2023
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total risk based capital	15.2%	10.5%	14.7%	10.5%
Tier I capital	13.4%	8.5%	13.0%	8.5%
Common equity Tier 1 capital	12.7%	7.0%	12.2%	7.0%
Leverage	11.2%	4.0%	10.7%	4.0%
See Note 10 and Note 16 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

As of June 30, 2024, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depository shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with current and prospective covenants in credit agreements.

Liquidity
The Company's primary sources of liquidity include the following for the periods indicated:

(dollars in thousands)	June 30, 2024	December 31, 2023
Borrowing capacity at correspondent banks and FRB	$2,998,009	$2,921,525
Less: borrowings outstanding	(225,000)	(600,000)
Unpledged available-for-sale investment securities	1,285,185	1,558,506
Cash held or in transit with FRB	163,809	51,253
Total primary liquidity	$4,222,003	$3,931,284
At June 30, 2024, the Company's primary sources of liquidity represented 52% of total deposits and 170% of estimated total uninsured (excluding collateralized municipal deposits and intercompany balances) deposits, respectively. As secondary sources of liquidity, the Company's held-to-maturity investment securities had a fair value of $113.7 million, including approximately $9.0 million in net unrealized losses.
The Company’s profitability during the first six months of 2024 generated cash flows from operations of $56.9 million compared to $56.2 million during the first six months of 2023. Net cash from investing activities was $255.0 million for the six months ended June 30, 2024, compared to net cash from investing activities of $89.8 million during the six months ending 2023. Financing activities used $204.1 million during the six months ended June 30, 2024, compared to $134.4 million during the six months ended June 30, 2023.
The changes in contractual obligations of the Company and Bank, to include but not limited to term subordinated debt, operating leases, deferred compensation and supplemental retirement plans as well as off-balance sheet commitments such as unfunded loans and letters of credit. These contractual obligations are otherwise consistent with similar balances or totals as of December 31, 2023.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments, which have historically included dividends to shareholders, scheduled debt service payments, and general operations. Shareholder dividends are expected to continue subject to the Board’s discretion and management's continuing evaluation of capital levels, earnings, asset quality and other factors. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to cover the Company's cash flow needs. However, the Company and its ability to generate liquidity through either the issuance of stock or debt, also serves as a potential source of strength for the Bank. Dividends paid by the Company to holders of its common stock used $21.9 million and $19.9 million of cash during the six months ended June 30, 2024 and 2023, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

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

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net interest margin
Acquired loans discount accretion, net:
Amount (included in interest income)	$850	$1,471	$2,182	$2,868
Effect on average loan yield	0.05%	0.09%	0.08%	0.09%
Effect on net interest margin (FTE)	0.04%	0.07%	0.05%	0.06%
Net interest margin (FTE)	3.68%	3.96%	3.68%	4.08%
Net interest margin less effect of acquired loan discount accretion (Non-GAAP)	3.64%	3.89%	3.63%	4.02%

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Pre-tax pre-provision return on average assets or equity
Net income (GAAP)	$29,034	$24,892	$56,783	$60,725
Exclude provision for income taxes	10,085	8,557	20,034	21,706
Exclude provision for credit losses	405	9,650	4,710	13,845
Net income before income tax and provision expense (Non-GAAP)	$39,524	$43,099	$81,527	$96,276

Average assets (GAAP)	$9,782,228	$9,848,191	$9,819,012	$9,863,471
Average equity (GAAP)	$1,169,324	$1,112,223	$1,171,958	$1,099,913

Return on average assets (GAAP) (annualized)	1.19%	1.01%	1.16%	1.24%
Pre-tax pre-provision return on average assets (Non-GAAP) (annualized)	1.63%	1.76%	1.67%	1.97%
Return on average equity (GAAP) (annualized)	9.99%	8.98%	9.74%	11.13%
Pre-tax pre-provision return on average equity (Non-GAAP) (annualized)	13.59%	15.54%	13.95%	17.65%

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Return on tangible common equity
Average total shareholders' equity	$1,169,324	$1,112,223	$1,171,958	$1,099,913
Exclude average goodwill	304,442	304,442	304,442	334,565
Exclude average other intangibles	9,007	14,716	9,522	15,901
Average tangible common equity (Non-GAAP)	$855,875	$793,065	$857,994	$749,447

Net income (GAAP)	$29,034	$24,892	$56,783	$60,725
Exclude amortization of intangible assets, net of tax effect	725	1,166	1,451	2,333
Tangible net income available to common shareholders (Non-GAAP)	$29,759	$26,058	$58,234	$63,058

Return on average equity (GAAP) (annualized)	9.99%	8.98%	9.74%	11.13%
Return on average tangible common equity (Non-GAAP)	13.98%	13.18%	13.65%	16.97%

	As of
(dollars in thousands)	June 30, 2024	December 31, 2023
Tangible shareholders' equity to tangible assets
Shareholders' equity (GAAP)	$1,175,050	$1,159,682
Exclude goodwill and other intangible assets, net	312,934	314,994
Tangible shareholders' equity (Non-GAAP)	$862,116	$844,688

Total assets (GAAP)	$9,741,399	$9,910,089
Exclude goodwill and other intangible assets, net	312,934	314,994
Total tangible assets (Non-GAAP)	$9,428,465	$9,595,095

Shareholders' equity to total assets (GAAP)	12.06%	11.70%
Tangible shareholders' equity to tangible assets (Non-GAAP)	9.14%	8.80%

	As of
(dollars in thousands)	June 30, 2024	December 31, 2023
Tangible common shareholders' equity per share
Tangible shareholders' equity (Non-GAAP)	$862,116	$844,688

Common shares outstanding at end of period	32,989,327	33,268,102

Common shareholders' equity (book value) per share (GAAP)	$35.62	$34.86
Tangible common shareholders' equity (tangible book value) per share (Non-GAAP)	$26.13	$25.39

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates as well as the mix shift of interest earning assets and interest bearing liabilities occurring subsequent to December 31, 2023, the following update of the Company’s assessment of market risk as of June 30, 2024 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2023.
As of June 30, 2024, the Company's loan portfolio consisted of approximately $6.8 billion in outstanding principal with a weighted average coupon rate of 5.47%. During the three-month periods ending June 30, 2024, March 31, 2024, and June 30, 2023, the weighted average coupon on loan production in the quarter was 7.98%, 7.78% and 6.85%, respectively. Included in the June 30, 2024 total loans are adjustable rate loans totaling $4.2 billion, of which, $921.0 million are considered floating based on the Wall Street Prime index. In addition, the Company holds certain investment securities with fair values totaling $339.9 million which are subject to repricing on not less than a quarterly basis.
Management funds the acquisition of nearly all of its earning assets through its core deposit gathering activities. As of June 30, 2024, non-interest bearing deposits represented 31.8% of total deposits. Further, during the quarter ended June 30, 2024, the cost of interest bearing deposits were 2.1% and the cost of total deposits were 1.45%. With the intent of stabilizing or increasing net interest income, management intends to continue to deploy its excess liquidity and/or seek to migrate certain earning assets into higher yielding categories. However, in situations where deposit balances contract, management may rely upon various borrowing facilities or the use of brokered deposits. Through the second quarter of 2024 and during the entire 2023 year, management did not utilize any brokered deposits. Management did however utilize borrowing lines from the FHLB, both overnight and term structured up to 12 months, due to expectations that such borrowings will be needed through the remainder of the year and into 2025 to support earning asset strategies.
As of June 30, 2024 the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was 5.33%. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve month period utilizing a interest sensitivity (GAP) analysis based on the Company's specific mix of interest earning assets and interest bearing liabilities as of June 30, 2024.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+300 (shock)	(8.0)%	(6.3)%
+200 (shock)	(5.5)%	(4.4)%
+100 (shock)	(2.5)%	(1.3)%
+ 0 (flat)	—	—
-100 (shock)	0.9%	(2.8)%
-200 (shock)	1.1%	(8.7)%
-300 (shock)	1.5%	(17.5)%

Item 4.    Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.
During the three months ended June 30, 2024, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs at period end (2)
April 1-30, 2024	29,269	$34.57	15,000	1,095,470
May 1-31, 2024	135,907	37.78	104,061	991,409
June 1-30, 2024	138,694	37.00	125,931	865,478
Total	303,870	$37.11	244,992
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

Item 5 — Other Information

Rule 10b5-1 Trading Arrangements

During the three and six months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in item 408 of Regulation S-K) for the purchase or sale of the Company's common stock.

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

TRICO BANCSHARES
(Registrant)

Date: August 6, 2024	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)