Form 10-Q
period 2024-09-30
TRICO BANCSHARES /
filed 2024-11-07
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: September 30, 2024

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
Common stock, no par value: 33,005,380 shares outstanding as of November 6, 2024.

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	September 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$110,141	$81,626
Cash at Federal Reserve and other banks	209,973	17,075
Cash and cash equivalents	320,114	98,701
Investment securities:
Marketable equity securities	2,690	2,634
Available for sale debt securities, at fair value (amortized cost of $2,159,708 and $2,384,325)	1,979,270	2,152,504
Held to maturity debt securities, at amortized cost, net of allowance for credit losses of $0	117,259	133,494
Restricted equity securities	17,250	17,250
Loans held for sale	1,995	458
Loans	6,683,891	6,794,470
Allowance for credit losses	(123,760)	(121,522)
Total loans, net	6,560,131	6,672,948
Premises and equipment, net	70,423	71,347
Cash value of life insurance	139,312	136,892
Accrued interest receivable	33,061	36,768
Goodwill	304,442	304,442
Other intangible assets, net	7,462	10,552
Operating leases, right-of-use	24,716	26,133
Other assets	245,765	245,966
Total assets	$9,823,890	$9,910,089
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,547,736	$2,722,689
Interest-bearing	5,489,355	5,111,349
Total deposits	8,037,091	7,834,038
Accrued interest payable	11,664	8,445
Operating lease liability	26,668	28,261
Other liabilities	141,521	145,982
Other borrowings	266,767	632,582
Junior subordinated debt	101,164	101,099
Total liabilities	8,584,875	8,750,407
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, no par value: 50,000,000 shares authorized; 33,000,508 and 33,268,102 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	693,176	697,349
Retained earnings	662,816	615,502
Accumulated other comprehensive loss, net of tax	(116,977)	(153,169)
Total shareholders’ equity	1,239,015	1,159,682
Total liabilities and shareholders’ equity	$9,823,890	$9,910,089
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest and dividend income:
Loans, including fees	$98,085	$91,707	$292,799	$260,868
Investments:
Taxable securities	16,812	18,657	50,878	55,746
Tax exempt securities	897	1,350	2,729	3,920
Dividends	376	333	1,143	935
Interest bearing cash at Federal Reserve and other banks	1,177	333	2,247	976
Total interest and dividend income	117,347	112,380	349,796	322,445
Interest expense:
Deposits	30,688	17,379	83,238	33,981
Other borrowings	2,144	5,106	13,640	13,318
Junior subordinated debt	1,904	1,772	5,574	5,086
Total interest expense	34,736	24,257	102,452	52,385
Net interest income	82,611	88,123	247,344	270,060
Provision for credit losses	220	4,155	4,930	18,000
Net interest income after credit loss provision	82,391	83,968	242,414	252,060
Non-interest income:
Service charges and fees	12,782	13,075	38,215	37,240
Gain on sale of loans	549	382	1,198	883
(Loss) gain on sale or exchange of investment securities	2	—	(43)	(164)
Asset management and commission income	1,502	1,141	3,989	3,233
Increase in cash value of life insurance	786	684	2,420	2,274
Other	874	702	2,353	1,894
Total non-interest income	16,495	15,984	48,132	45,360
Non-interest expense:
Salaries and related benefits	35,550	34,463	105,255	101,740
Other	23,937	23,415	69,075	71,175
Total non-interest expense	59,487	57,878	174,330	172,915
Income before provision for income taxes	39,399	42,074	116,216	124,505
Provision for income taxes	10,348	11,484	30,382	33,190
Net income	$29,051	$30,590	$85,834	$91,315
Per share data:
Basic earnings per share	$0.88	$0.92	$2.59	$2.75
Diluted earnings per share	$0.88	$0.92	$2.58	$2.74
Dividends per share	$0.33	$0.30	$0.99	$0.90
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$29,051	$30,590	$85,834	$91,315
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	44,538	(44,040)	36,192	(31,511)
Change in minimum pension liability	—	—	—	—
Change in joint beneficiary agreements	—	—	—	—
Other comprehensive income (loss)	44,538	(44,040)	36,192	(31,511)
Comprehensive income (loss)	$73,589	$(13,450)	$122,026	$59,804

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2023	33,259,260	$695,305	$578,852	$(181,376)	$1,092,781
Net income			30,590		30,590
Other comprehensive income (loss)				(44,040)	(44,040)
RSU vesting		728			728
PSU vesting		355			355
RSUs released	5,061				—
Repurchase of common stock	(997)	(19)	(15)		(34)
Dividends paid ($0.30 per share)			(9,979)		(9,979)
Three months ended September 30, 2023	33,263,324	$696,369	$599,448	$(225,416)	$1,070,401

Balance at July 1, 2024	32,989,327	$691,878	$644,687	$(161,515)	$1,175,050
Net income			29,051		29,051
Other comprehensive income (loss)				44,538	44,538
Stock options exercised	7,500	174			174
RSU vesting		809			809
PSU vesting		348			348
RSUs released	5,232				—
PSUs released	—				—
Repurchase of common stock	(1,551)	(33)	(34)		(67)
Dividends paid ($0.33 per share)			(10,888)		(10,888)
Three months ended September 30, 2024	33,000,508	$693,176	$662,816	$(116,977)	$1,239,015

Balance at January 1, 2023	33,331,513	$697,448	$542,873	$(193,905)	$1,046,416
Net income			91,315		91,315
Other comprehensive income (loss)				(31,511)	(31,511)
Stock options exercised	8,000	156			156
RSU vesting		2,082			2,082
PSU vesting		972			972
RSUs released	72,847				—
PSUs released	55,928				—
Repurchase of common stock	(204,964)	(4,289)	(4,819)		(9,108)
Dividends paid ($0.90 per share)			(29,921)		(29,921)
Nine months ended September 30, 2023	33,263,324	$696,369	$599,448	$(225,416)	$1,070,401

Balance at January 1, 2024	33,268,102	$697,349	$615,502	$(153,169)	$1,159,682
Net income			85,834		85,834
Other comprehensive income (loss)				36,192	36,192
Stock options exercised	7,500	174			174
RSU vesting		2,428			2,428
PSU vesting		1,122			1,122
RSUs released	69,043				—
PSUs released	32,248				—
Repurchase of common stock	(376,385)	(7,897)	(5,754)		(13,651)
Dividends paid ($0.99 per share)			(32,766)		(32,766)
Nine months ended September 30, 2024	33,000,508	$693,176	$662,816	$(116,977)	$1,239,015
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the nine months ended September 30,
	2024	2023
Operating activities:
Net income	$85,834	$91,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	4,562	4,829
Amortization of intangible assets	3,090	4,902
Provision for credit losses on loans	4,670	16,415
Amortization of investment securities premium, net	511	433
Loss on sale of investment securities	43	164
Originations of loans for resale	(48,197)	(33,389)
Proceeds from sale of loans originated for resale	47,476	35,179
Gain on sale of loans	(1,198)	(883)
Change in fair market value of mortgage servicing rights	468	215
Provision for losses on foreclosed assets	—	679
Gain on transfer of loans to foreclosed assets	(38)	(114)
Loss (gain) on sale of foreclosed assets	26	(38)
Change in the market value of foreclosed assets	262	—
Operating lease expense payments	(4,658)	(4,840)
Loss on disposal of fixed assets	12	22
Increase in cash value of life insurance	(2,420)	(2,274)
Loss (gain) on marketable and trading equity securities	(121)	81
Equity compensation vesting expense	3,550	3,054
Change in:
Interest receivable	3,707	(2,739)
Interest payable	3,219	5,521
Amortization of operating lease ROUA	4,481	4,861
Other assets and liabilities, net	(19,812)	(21,016)
Net cash from operating activities	85,467	102,377
Investing activities:
Proceeds from maturities of securities available for sale	315,627	243,245
Proceeds from maturities of securities held to maturity	16,074	21,754
Proceeds from sale of available for sale securities	31,534	24,160
Purchases of securities available for sale	(122,873)	(34,468)
Loan origination and principal collections, net	107,690	(258,183)
Loans purchased	—	(6,423)
Proceeds from sale of other real estate owned	149	165
Purchases of premises and equipment	(3,250)	(3,885)
Net cash from investing activities	344,951	(13,635)
Financing activities:
Net change in deposits	203,053	(319,370)
Net change in other borrowings	(365,815)	273,370
Repurchase of common stock, net of option exercises	(13,651)	(9,108)
Dividends paid	(32,766)	(29,921)
Exercise of stock options	174	156
Net cash used by financing activities	(209,005)	(84,873)
Net change in cash and cash equivalents	221,413	3,869
Cash and cash equivalents, beginning of period	98,701	107,230
Cash and cash equivalents, end of period	$320,114	$111,099

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$51,383	$(44,738)
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	1,168	2,134
Obligations incurred in conjunction with leased assets	2,226	4,311
Loans transferred to foreclosed assets	458	105
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$99,233	$46,864
Cash paid for income taxes	27,200	39,800

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
Allowance for Credit Losses - Securities
The Company measures expected credit losses on HTM debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on HTM debt securities was considered insignificant at September 30, 2024 and December 31, 2023 and is therefore excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized for any period reported.
The Company evaluates AFS debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the nine month periods ended September 30, 2024 and 2023, respectively.
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
Accounting Standards Update
Accounting standards adopted in the current period

Standard	Summary of Guidance	Effects on financial statements
None
Accounting standards yet to be adopted

Standard	Summary of Guidance	Effects on financial statements
ASU 2023-07 - Segment Reporting (Topic 280): Improvement to Reportable Segments	• Requires disclosure of the position and title of the chief operating decision maker (CODM) and significant segment expenses that the CODM is regularly provided.
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

Note 2 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	September 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,234,038	$76	$(132,117)	$1,101,997
Obligations of states and political subdivisions	249,709	159	(20,526)	229,342
Corporate bonds	6,179	20	(335)	5,864
Asset backed securities	364,561	492	(1,513)	363,540
Non-agency collateralized mortgage obligations	305,221	352	(27,046)	278,527
Total debt securities available for sale	$2,159,708	$1,099	$(181,537)	$1,979,270
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$114,558	$4	$(5,253)	109,309
Obligations of states and political subdivisions	2,701	6	(29)	2,678
Total debt securities held to maturity	$117,259	$10	$(5,282)	$111,987

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,386,772	$2	$(165,037)	$1,221,737
Obligations of states and political subdivisions	262,879	268	(26,772)	236,375
Corporate bonds	6,173	—	(571)	5,602
Asset backed securities	359,214	255	(4,188)	355,281
Non-agency collateralized mortgage obligations	369,287	—	(35,778)	333,509
Total debt securities available for sale	$2,384,325	$525	$(232,346)	$2,152,504
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$130,823	$—	$(8,331)	$122,492
Obligations of states and political subdivisions	2,671	6	(43)	2,634
Total debt securities held to maturity	$133,494	$6	$(8,374)	$125,126
Proceeds from the sale of available for sale investment securities totaled $28.6 million and $24.2 million for the nine months ended September 30, 2024 and 2023, respectively, resulting in gross realized losses of $2.9 million and $0.2 million, respectively. In addition, during the nine months ended September 30, 2024, the Company participated in and completed an exchange offering with Visa, which resulted in a gain of $2.9 million. See further discussion in Note 9 - Commitments and Contingencies. There were no sales of investment securities during the three months ended September 30, 2024 or 2023. Investment securities with an aggregate carrying value of $761.6 million and $702.2 million at September 30, 2024 and December 31, 2023, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at September 30, 2024 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2024, obligations of U.S. government corporations and agencies with a cost basis totaling $1.3 billion consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At September 30, 2024, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.67 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

As of September 30, 2024, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$6,625	$6,421	$1,137	$1,143
Due after one year through five years	62,174	60,553	3,453	3,361
Due after five years through ten years	239,924	231,415	87,693	83,990
Due after ten years	1,850,985	1,680,881	24,976	23,493
Totals	$2,159,708	$1,979,270	$117,259	$111,987
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of September 30, 2024, the Company has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance for credit losses related to investment securities as of September 30, 2024 or December 31, 2023.
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

September 30, 2024:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$7	$(1)	$1,092,624	$(132,116)	$1,092,631	$(132,117)
Obligations of states and political subdivisions	—	—	216,428	(20,526)	216,428	(20,526)
Corporate bonds	—	—	4,598	(335)	4,598	(335)
Asset backed securities	107,510	(164)	109,099	(1,349)	216,609	(1,513)
Non-agency collateralized mortgage obligations	—	—	245,023	(27,046)	245,023	(27,046)
Total debt securities available for sale	$107,517	$(165)	$1,667,772	$(181,372)	$1,775,289	$(181,537)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$109,144	$(5,253)	$109,144	$(5,253)
Obligations of states and political subdivisions	506	(3)	1,029	(26)	1,535	(29)
Total debt securities held to maturity	$506	$(3)	$110,173	$(5,279)	$110,679	$(5,282)

December 31, 2023:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$224	$—	$1,221,320	$(165,037)	$1,221,544	$(165,037)
Obligations of states and political subdivisions	6,229	(75)	216,497	(26,697)	222,726	(26,772)
Corporate bonds	—	—	5,602	(571)	5,602	(571)
Asset backed securities	15,928	(93)	264,731	(4,095)	280,659	(4,188)
Non-agency collateralized mortgage obligations	44,276	(583)	289,233	(35,195)	333,509	(35,778)
Total debt securities available for sale	$66,657	$(751)	$1,997,383	$(231,595)	$2,064,040	$(232,346)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$122,259	$(8,331)	$122,259	$(8,331)
Obligations of states and political subdivisions	—	—	1,012	(43)	1,012	(43)
Total debt securities held to maturity	$—	$—	$123,271	$(8,374)	$123,271	$(8,374)
Obligations of U.S. government agencies: The unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases and illiquidity. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of September 30, 2024. At September 30, 2024, 144 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of 10.79% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of September 30, 2024. At September 30, 2024, 148 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 8.66% from the Company’s amortized cost basis.
Corporate bonds: The unrealized losses on investments in corporate bonds were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of September 30, 2024. At September 30, 2024, 5 debt securities representing corporate bonds had unrealized losses with aggregate depreciation of 6.81% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors for these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through September 30, 2024 has not experienced any deterioration in credit rating. At September 30, 2024, 24 asset backed securities had unrealized losses with aggregate depreciation of 0.69% from the Company’s amortized cost basis. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of September 30, 2024.
Non-agency collateralized mortgage obligations: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of September 30, 2024. At September 30, 2024, 18 asset backed securities had unrealized losses with aggregate depreciation of 9.94% from the Company’s amortized cost basis.
The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	September 30, 2024		December 31, 2023
(in thousands)	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
Obligations of U.S. government agencies	$114,558	$—	$130,823	$—
Obligations of states and political subdivisions	2,701	—	2,671	—
Total debt securities held to maturity	$117,259	$—	$133,494	$—

Note 3 – Loans
A summary of loan balances at amortized cost are as follows:

(in thousands)	September 30, 2024	December 31, 2023
Commercial real estate:
CRE non-owner occupied	$2,251,705	$2,217,806
CRE owner occupied	947,278	956,440
Multifamily	1,020,466	949,502
Farmland	268,075	271,054
Total commercial real estate loans	4,487,524	4,394,802
Consumer:
SFR 1-4 1st DT liens	865,756	883,438
SFR HELOCs and junior liens	355,341	356,813
Other	62,866	73,017
Total consumer loans	1,283,963	1,313,268
Commercial and industrial	484,763	586,455
Construction	276,095	347,198
Agriculture production	144,123	144,497
Leases	7,423	8,250
Total loans, net of deferred loan fees and discounts	$6,683,891	$6,794,470
Total principal balance of loans owed, net of charge-offs	$6,720,629	$6,834,935
Unamortized net deferred loan fees	(15,298)	(15,826)
Discounts to principal balance of loans owed, net of charge-offs	(21,440)	(24,639)
Total loans, net of unamortized deferred loan fees and discounts	$6,683,891	$6,794,470
Allowance for credit losses on loans	$(123,760)	$(121,522)

Note 4 – Allowance for Credit Losses
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Three months ended September 30, 2024
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$37,155	$—	$—	$(949)	$36,206
CRE owner occupied	15,873	—	1	(492)	15,382
Multifamily	15,973	—	—	(238)	15,735
Farmland	4,031	—	—	(15)	4,016
Total commercial real estate loans	73,032	—	1	(1,694)	71,339
Consumer:
SFR 1-4 1st DT liens	14,604	—	—	(238)	14,366
SFR HELOCs and junior liens	10,087	—	196	(98)	10,185
Other	2,983	(170)	63	77	2,953
Total consumer loans	27,674	(170)	259	(259)	27,504
Commercial and industrial	12,128	(274)	106	2,493	14,453
Construction	7,466	—	—	(347)	7,119
Agriculture production	3,180	—	1	131	3,312
Leases	37	—	—	(4)	33
Allowance for credit losses on loans	123,517	(444)	367	320	123,760
Reserve for unfunded commitments	6,210	—	—	(100)	6,110
Total	$129,727	$(444)	$367	$220	$129,870

	Allowance for credit losses – Nine months ended September 30, 2024
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$35,077	$—	$—	$1,129	$36,206
CRE owner occupied	15,081	—	2	299	15,382
Multifamily	14,418	—	—	1,317	15,735
Farmland	4,288	—	—	(272)	4,016
Total commercial real estate loans	68,864	—	2	2,473	71,339
Consumer:
SFR 1-4 1st DT liens	14,009	(26)	—	383	14,366
SFR HELOCs and junior liens	10,273	(41)	296	(343)	10,185
Other	3,171	(538)	184	136	2,953
Total consumer loans	27,453	(605)	480	176	27,504
Commercial and industrial	12,750	(1,274)	389	2,588	14,453
Construction	8,856	—	—	(1,737)	7,119
Agriculture production	3,589	(1,450)	26	1,147	3,312
Leases	10	—	—	23	33
Allowance for credit losses on loans	121,522	(3,329)	897	4,670	123,760
Reserve for unfunded commitments	5,850	—	—	260	6,110
Total	$127,372	$(3,329)	$897	$4,930	$129,870

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
The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and includes improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date. Core inflation is slowing but prices remain elevated relative to wage increases, as reflected by higher living costs such as housing, energy and general services. Actions by the Federal Reserve to cut rates during 2024 and beyond may help improve this outlook overall, but the uncertainty associated with the extent and timing of these potential reductions has inhibited a material change to forecasted reserve levels. Furthermore, geopolitical risks remain elevated and appear to be getting worse, which may lead to further negative effects on domestic economic outcomes. As a result, management continues to believe that certain credit weaknesses are present in the overall economy and that it is appropriate to maintain a reserve level that incorporates such risk factors.
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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2024	2023	2022	2021	2020	Prior
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$85,786	$179,495	$417,796	$271,527	$153,621	$937,565	$158,727	$—	$2,204,517
Special Mention	—	—	1,595	—	—	28,361	436	—	30,392
Substandard	—	—	—	—	—	16,796	—	—	16,796
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$85,786	$179,495	$419,391	$271,527	$153,621	$982,722	$159,163	$—	$2,251,705
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$56,032	$74,060	$196,922	$180,017	$106,181	$272,791	$32,701	$—	$918,704
Special Mention	1,646	—	1,651	1,742	208	3,260	—	—	8,507
Substandard	—	—	8,027	5,420	3,527	3,093	—	—	20,067
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$57,678	$74,060	$206,600	$187,179	$109,916	$279,144	$32,701	$—	$947,278
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2024	2023	2022	2021	2020	Prior
Commercial real estate:
Multifamily risk ratings
Pass	$30,509	$28,045	$175,965	$294,983	$119,176	$317,604	$40,955	$—	$1,007,237
Special Mention	—	—	—	12,316	—	209	—	—	12,525
Substandard	—	—	502	—	—	202	—	—	704
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$30,509	$28,045	$176,467	$307,299	$119,176	$318,015	$40,955	$—	$1,020,466
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$8,447	$18,332	$45,362	$21,187	$15,384	$50,085	$43,544	$—	$202,341
Special Mention	—	2,708	2,911	8,331	425	3,763	1,506	—	19,644
Substandard	—	83	—	21,123	—	12,846	12,038	—	46,090
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$8,447	$21,123	$48,273	$50,641	$15,809	$66,694	$57,088	$—	$268,075
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$42,829	$122,899	$177,574	$245,529	$116,777	$141,713	$—	$3,982	$851,303
Special Mention	—	67	—	—	—	904	—	168	1,139
Substandard	—	253	353	3,504	2,107	6,620	—	477	13,314
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$42,829	$123,219	$177,927	$249,033	$118,884	$149,237	$—	$4,627	$865,756
Year-to-date gross charge-offs	$—	$26	$—	$—	$—	$—	$—	$—	$26

Consumer loans:
SFR HELOCs and junior liens risk ratings
Pass	$252	$—	$—	$—	$—	$77	$338,631	$6,183	$345,143
Special Mention	—	—	—	—	—	—	5,126	235	5,361
Substandard	—	—	—	—	—	—	4,381	456	4,837
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$252	$—	$—	$—	$—	$77	$348,138	$6,874	$355,341
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$41	$—	$41

Consumer loans:
Other risk ratings
Pass	$10,102	$24,078	$6,501	$6,817	$5,555	$8,002	$612	$—	$61,667
Special Mention	—	92	35	231	110	8	15	—	491
Substandard	—	82	166	114	2	342	2	—	708
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$10,102	$24,252	$6,702	$7,162	$5,667	$8,352	$629	$—	$62,866
Year-to-date gross charge-offs	$285	$67	$16	$74	$28	$56	$12	$—	$538

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2024	2023	2022	2021	2020	Prior
Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$60,316	$61,459	$66,387	$46,857	$5,087	$10,539	$213,784	$161	$464,590
Special Mention	143	100	1,530	67	282	1	3,082	—	5,205
Substandard	429	—	1,555	847	43	636	11,384	74	14,968
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$60,888	$61,559	$69,472	$47,771	$5,412	$11,176	$228,250	$235	$484,763
Year-to-date gross charge-offs	$186	$—	$178	$93	$—	$—	$817	$—	$1,274

Construction loans:
Construction risk ratings
Pass	$21,043	$103,279	$94,936	$29,098	$6,676	$7,585	$—	$—	$262,617
Special Mention	—	—	13,419	—	—	—	—	—	13,419
Substandard	—	—	—	—	—	59	—	—	59
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$21,043	$103,279	$108,355	$29,098	$6,676	$7,644	$—	$—	$276,095
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$639	$1,379	$2,495	$1,028	$214	$7,530	$122,624	$—	$135,909
Special Mention	—	—	138	400	107	227	7,204	—	8,076
Substandard	—	—	—	96	—	15	27	—	138
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$639	$1,379	$2,633	$1,524	$321	$7,772	$129,855	$—	$144,123
Year-to-date gross charge-offs	$—	$—	$173	$—	$—	$—	$1,277	$—	$1,450

Leases:
Lease risk ratings
Pass	$7,423	$—	$—	$—	$—	$—	$—	$—	$7,423
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$7,423	$—	$—	$—	$—	$—	$—	$—	$7,423
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$323,378	$613,026	$1,183,938	$1,097,043	$528,671	$1,753,491	$951,578	$10,326	$6,461,451
Special Mention	1,789	2,967	21,279	23,087	1,132	36,733	17,369	403	104,759
Substandard	429	418	10,603	31,104	5,679	40,609	27,832	1,007	117,681
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$325,596	$616,411	$1,215,820	$1,151,234	$535,482	$1,830,833	$996,779	$11,736	$6,683,891
Year-to-date gross charge-offs	$471	$93	$367	$167	$28	$56	$2,147	$—	$3,329

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2023						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2023	2022	2021	2020	2019	Prior
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$180,326	$413,863	$290,210	$137,656	$206,408	$792,875	$141,686	$—	$2,163,024
Special Mention	—	1,329	—	5,281	17,093	14,174	1,247	—	39,124
Substandard	—	—	767	—	2,139	12,540	212	—	15,658
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$180,326	$415,192	$290,977	$142,937	$225,640	$819,589	$143,145	$—	$2,217,806
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$71,288	$196,915	$190,384	$118,457	$59,220	$268,990	$23,740	$—	$928,994
Special Mention	—	5,773	1,513	2,754	703	2,678	—	—	13,421
Substandard	—	2,972	7,835	—	111	3,107	—	—	14,025
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$71,288	$205,660	$199,732	$121,211	$60,034	$274,775	$23,740	$—	$956,440
Period end gross write-offs	$—	$—	$—	$1,380	$—	$2,228	$29	$—	$3,637

Commercial real estate:
Multifamily risk ratings
Pass	$28,445	$177,032	$279,660	$89,106	$104,108	$225,446	$33,470	$—	$937,267
Special Mention	—	—	11,914	—	—	321	—	—	12,235
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$28,445	$177,032	$291,574	$89,106	$104,108	$225,767	$33,470	$—	$949,502
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$21,729	$46,398	$37,134	$16,006	$16,780	$41,663	$50,857	$—	$230,567
Special Mention	—	2,170	5,802	51	261	734	—	—	9,018
Substandard	101	813	9,053	377	—	13,266	7,859	—	31,469
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$21,830	$49,381	$51,989	$16,434	$17,041	$55,663	$58,716	$—	$271,054
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$135,741	$189,920	$260,870	$125,081	$29,568	$126,975	$—	$4,079	$872,234
Special Mention	71	—	—	—	—	1,948	—	27	2,046
Substandard	—	140	1,296	1,490	531	5,265	—	436	9,158
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$135,812	$190,060	$262,166	$126,571	$30,099	$134,188	$—	$4,542	$883,438
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2023						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2023	2022	2021	2020	2019	Prior
Consumer loans:
SFR HELOCs and junior liens risk ratings
Pass	$297	$—	$—	$—	$—	$96	$343,698	$6,444	$350,535
Special Mention	—	—	—	—	—	—	2,274	138	2,412
Substandard	—	—	—	—	—	—	3,212	654	3,866
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$297	$—	$—	$—	$—	$96	$349,184	$7,236	$356,813
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$66	$66

Consumer loans:
Other risk ratings
Pass	$34,441	$9,061	$8,908	$7,419	$6,825	$4,619	$659	$—	$71,932
Special Mention	21	54	203	63	54	37	18	—	450
Substandard	87	183	164	30	116	52	3	—	635
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$34,549	$9,298	$9,275	$7,512	$6,995	$4,708	$680	$—	$73,017
Period end gross write-offs	$376	$82	$—	$36	$39	$9	$16	$—	$558

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$70,930	$83,184	$51,455	$9,504	$10,193	$7,636	$340,858	$318	$574,078
Special Mention	33	663	237	83	—	178	1,126	—	2,320
Substandard	—	2,014	782	103	4	762	6,318	74	10,057
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$70,963	$85,861	$52,474	$9,690	$10,197	$8,576	$348,302	$392	$586,455
Period end gross write-offs	$153	$287	$240	$2,285	$—	$—	$896	$18	$3,879

Construction loans:
Construction risk ratings
Pass	$56,378	$136,294	$85,144	$47,632	$4,583	$6,518	$—	$—	$336,549
Special Mention	—	10,582	—	—	—	—	—	—	10,582
Substandard	—	—	—	—	67	—	—	—	67
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$56,378	$146,876	$85,144	$47,632	$4,650	$6,518	$—	$—	$347,198
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$945	$2,749	$1,595	$396	$620	$8,491	$114,935	$—	$129,731
Special Mention	—	183	543	176	—	—	11,302	—	12,204
Substandard	—	—	—	—	—	—	2,562	—	2,562
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$945	$2,932	$2,138	$572	$620	$8,491	$128,799	$—	$144,497
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2023						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2023	2022	2021	2020	2019	Prior
Leases:
Lease risk ratings
Pass	$8,250	$—	$—	$—	$—	$—	$—	$—	$8,250
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$8,250	$—	$—	$—	$—	$—	$—	$—	$8,250
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$608,770	$1,255,416	$1,205,360	$551,257	$438,305	$1,483,309	$1,049,903	$10,841	$6,603,161
Special Mention	125	20,754	20,212	8,408	18,111	20,070	15,967	165	103,812
Substandard	188	6,122	19,897	2,000	2,968	34,992	20,166	1,164	87,497
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$609,083	$1,282,292	$1,245,469	$561,665	$459,384	$1,538,371	$1,086,036	$12,170	$6,794,470
Period end gross write-offs	$529	$369	$240	$3,701	$39	$2,237	$941	$84	$8,140

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of September 30, 2024
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$1,035	$—	$3,042	$4,077	$2,247,628	$2,251,705
CRE owner occupied	—	251	3,011	3,262	944,016	947,278
Multifamily	—	—	502	502	1,019,964	1,020,466
Farmland	1,201	205	8,291	9,697	258,378	268,075
Total commercial real estate loans	2,236	456	14,846	17,538	4,469,986	4,487,524
Consumer:
SFR 1-4 1st DT liens	214	—	3,938	4,152	861,604	865,756
SFR HELOCs and junior liens	2,678	810	859	4,347	350,994	355,341
Other	128	80	89	297	62,569	62,866
Total consumer loans	3,020	890	4,886	8,796	1,275,167	1,283,963
Commercial and industrial	1,158	8,501	1,850	11,509	473,254	484,763
Construction	—	—	—	—	276,095	276,095
Agriculture production	15	—	28	43	144,080	144,123
Leases	—	—	—	—	7,423	7,423
Total	$6,429	$9,847	$21,610	$37,886	$6,646,005	$6,683,891

	Analysis of Past Due Loans - As of December 31, 2023
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$3,876	$—	$1,382	$5,258	$2,212,548	$2,217,806
CRE owner occupied	34	—	247	281	956,159	956,440
Multifamily	—	—	—	—	949,502	949,502
Farmland	635	3,798	2,052	6,485	264,569	271,054
Total commercial real estate loans	4,545	3,798	3,681	12,024	4,382,778	4,394,802
Consumer:
SFR 1-4 1st DT liens	141	1,449	490	2,080	881,358	883,438
SFR HELOCs and junior liens	16	—	623	639	356,174	356,813
Other	148	40	30	218	72,799	73,017
Total consumer loans	305	1,489	1,143	2,937	1,310,331	1,313,268
Commercial and industrial	244	605	1,654	2,503	583,952	586,455
Construction	—	—	—	—	347,198	347,198
Agriculture production	593	878	33	1,504	142,993	144,497
Leases	447	—	—	447	7,803	8,250
Total	$6,134	$6,770	$6,511	$19,415	$6,775,055	$6,794,470
The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of September 30, 2024			As of December 31, 2023
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$3,624	$3,624	$—	$2,024	$2,024	$—
CRE owner occupied	3,278	3,278	—	3,994	3,994	—
Multifamily	502	502	—	—	—	—
Farmland	12,967	12,967	—	5,996	14,484	—
Total commercial real estate loans	20,371	20,371	—	12,014	20,502	—
Consumer:
SFR 1-4 1st DT liens	5,991	5,997	—	2,808	2,811	—
SFR HELOCs and junior liens	3,995	4,238	—	3,281	3,571	—
Other	108	117	—	39	105	—
Total consumer loans	10,094	10,352	—	6,128	6,487	—
Commercial and industrial	1,529	10,556	86	1,379	2,503	10
Construction	59	59	—	67	67	—
Agriculture production	170	213	—	—	2,322	—
Leases	—	—	—	—	—	—
Sub-total	32,223	41,551	86	19,588	31,881	10
Less: Guaranteed loans	(852)	—	—	(766)	(878)	—
Total, net	$31,371	$41,551	$86	$18,822	$31,003	$10
Interest income on non accrual loans that would have been recognized during the three months ended September 30, 2024 and 2023, if all such loans had been current in accordance with their original terms, totaled $1.6 million and $0.4 million, respectively. Interest income actually recognized on these originated loans during the three months ended September 30, 2024 and 2023 was $0.5 million and $0.1 million, respectively.
Interest income on non accrual loans that would have been recognized during the nine months ended September 30, 2024 and 2023, if all such loans had been current in accordance with their original terms, totaled $3.0 million and $1.7 million, respectively. Interest income actually recognized on these originated loans during the nine months ended September 30, 2024 and 2023 was $0.6 million and $0.8 million, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of September 30, 2024
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR-1st Deed	SFR-2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$3,042	$364	$—	$218	$—	$—	$—	$—	$—	$—	$—	$3,624
CRE owner occupied	140	23	147	2,968	—	—	—	—	—	—	—	3,278
Multifamily	—	—	—	—	502	—	—	—	—	—	—	502
Farmland	—	—	—	—	—	12,967	—	—	—	—	—	12,967
Total commercial real estate loans	3,182	387	147	3,186	502	12,967	—	—	—	—	—	20,371
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	5,991	—	—	—	—	5,991
SFR HELOCs and junior liens	—	—	—	—	—	—	1,512	2,483	—	—	—	3,995
Other	—	—	—	—	—	—	—	—	108	—	—	108
Total consumer loans	—	—	—	—	—	—	7,503	2,483	108	—	—	10,094
Commercial and industrial	—	—	—	8,334	—	—	—	—	—	1,244	978	10,556
Construction	—	—	—	—	—	—	59	—	—	—	—	59
Agriculture production	—	—	—	28	—	—	—	—	—	—	185	213
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$3,182	$387	$147	$11,548	$502	$12,967	$7,562	$2,483	$108	$1,244	$1,163	$41,293

	As of December 31, 2023
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$124	$615	$519	$766	$—	$—	$—	$—	$—	$—	$—	$2,024
CRE owner occupied	614	—	297	3,083	—	—	—	—	—	—	—	3,994
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—
Farmland	—	—	—	635	—	13,849	—	—	—	—	—	14,484
Total commercial real estate loans	738	615	816	4,484	—	13,849	—	—	—	—	—	20,502
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	2,808	—	—	—	—	2,808
SFR HELOCs and junior liens	—	—	—	—	—	—	1,816	1,467	—	—	—	3,283
Other	—	—	—	—	—	—	—	—	95	—	—	95
Total consumer loans	—	—	—	—	—	—	4,624	1,467	95	—	—	6,186
Commercial and industrial	—	—	—	—	—	—	—	—	—	1,712	791	2,503
Construction	—	—	—	—	—	—	67	—	—	—	—	67
Agriculture production	—	—	—	2,288	—	—	—	—	—	—	33	2,321
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$738	$615	$816	$6,772	$—	$13,849	$4,691	$1,467	$95	$1,712	$824	$31,579

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

	For the three months ended
	September 30, 2024			September 30, 2023
(in thousands)	Combination - Term Extension/Rate Change	Payment Delay/Term Extension	Total % of Loans Outstanding	Payment Delay/Term Extension	Payment Delay/Term Reduction	Total % of Loans Outstanding
Farmland	—	—	—	—	$1,043	0.37%
Commercial and industrial	—	326	0.07	45	—	0.01
Total	$—	$326	—%	$45	$1,043	0.02%

	For the nine months ended
	September 30, 2024			September 30, 2023
(in thousands)	Combination - Term Extension/Rate Change	Payment Delay/Term Extension	Total % of Loans Outstanding	Payment Delay/Term Extension	Payment Delay/Term Reduction	Total % of Loans Outstanding
CRE non-owner occupied	$211	$—	0.01%	$—	$—	—%
Multifamily	—	295	0.29	—	—	—
Farmland	—	—	—	—	1,043	0.37
SFR HELOCs and junior liens	—	41	0.01	—	—	—
Commercial and industrial	—	1,008	0.21	206	—	0.03
Total	$211	$1,344	0.02%	$206	$1,043	0.02%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024.

Three months ended September 30, 2024
Modification Type	Loan Type	Financial Effect
Payment delay / term extension	Multifamily	Added 12 months to the life of the loan
Payment delay / term extension	Commercial and industrial	Added a weighted average 60 months to the life of the loans

Nine months ended September 30, 2024
Modification Type	Loan Type	Financial Effect
Combination - Term extension / rate change	CRE non-owner occupied	Added 120 months to the life of the loan; converted from variable to fixed interest rate
Payment delay / term extension	SFR HELOCs and junior liens	Added 60 months to the life of the loan
Payment delay / term extension	Commercial and industrial	Added a weighted average 53 months to the life of the loans

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2023.

Modification Type	Loan Type	Financial Effect
Payment delay / term reduction	Farmland	Reduced term by 12 months; changed from amortizing to interest only
Payment delay / term extension	Commercial and industrial	Added 12 months to the life of the loan to delay balloon repayment
Payment delay / term extension	Commercial and industrial	Added 12 months to the life of the loan; changed from amortizing to interest only

During the nine months ended September 30, 2024 and September 30, 2023, respectively, there were no loans with payment defaults by borrowers experiencing financial difficulty which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.

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
The following table presents the components of lease expense for the periods ended:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$1,416	$1,451	$4,315	$4,553
Short-term lease cost	52	43	159	279
Variable lease cost (income)	(15)	9	8	29
Total lease cost	$1,453	$1,503	$4,482	$4,861
The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,511	$1,576	$4,658	$4,840
ROUA obtained in exchange for operating lease liabilities	$800	$(544)	$2,226	$4,311
The following table presents the weighted average operating lease term and discount rate as of the period ended:

	September 30,
	2024	2023
Weighted-average remaining lease term (years)	7.7	8.1
Weighted-average discount rate	3.50%	3.31%

At September 30, 2024, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2024	$1,454
2025	5,509
2026	4,950
2027	4,284
2028	3,275
Thereafter	11,106
30,578
Discount for present value of expected cash flows	(3,910)
Lease liability at September 30, 2024	$26,668
Note 6 - Deposits
A summary of the balances of deposits follows:

(in thousands)	September 30, 2024	December 31, 2023
Noninterest-bearing demand	$2,547,736	$2,722,689
Interest-bearing demand	1,708,726	1,731,814
Savings	2,690,045	2,682,068
Time certificates, $250,000 or more	465,907	250,180
Other time certificates	624,677	447,287
Total deposits	$8,037,091	$7,834,038
Certificate of deposit balances of $100.0 million and $50.0 million from the State of California were included in time certificates, over $250,000, at September 30, 2024 and December 31, 2023, respectively. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company.
Overdrawn deposit balances of $2.0 million and $1.8 million were classified as consumer loans at September 30, 2024 and December 31, 2023, respectively.
Note 7 - Other Borrowings
A summary of the balances of other borrowings follows:

	September 30, 2024	December 31, 2023
(in thousands)
Term borrowing at FHLB, fixed rate of 5.46%, payable on October 7, 2024	75,000	—
Term borrowing at FHLB, fixed rate of 5.23%, payable on April 8, 2025	75,000	—
Term borrowing at FHLB, fixed rate of 4.75%, payable on April 8, 2024	—	200,000
Overnight borrowing at FHLB, fixed rate of 5.70%, payable on January 2, 2024	—	400,000
Overnight borrowing at FHLB, fixed rate, as of September 30, 2024 of 5.21%, payable on October 1, 2024	100,000	—
Other collateralized borrowings, fixed rate, as of September 30, 2024 and December 31, 2023 of 0.05%, payable on October 1, 2024 and January 2, 2024, respectively	16,767	32,582
Total other borrowings	$266,767	$632,582

Note 8 - Junior Subordinated Debt
The following table summarizes the terms and recorded balances of each debenture as of the date indicated:

(in thousands)			Coupon Rate (Variable) 3 mo. SOFR +	As of September 30, 2024		As of December 31, 2023
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	8.61%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	8.09%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	8.76%	5,684	5,602
North Valley Trust III	7/23/2034	5,155	2.80%	8.34%	4,544	4,472
North Valley Trust IV	3/15/2036	10,310	1.33%	6.54%	7,797	7,615
VRB Subordinated	3/29/2029	16,000	3.52%	9.11%	16,852	17,000
VRB Subordinated - 5%	8/27/2035	20,000	Fixed	5.00%	25,049	25,172
		$98,889			$101,164	$101,099
The VRB - 5% Subordinated Debt issuance is fixed at 5.0% through August 27, 2025, then will have a floating rate of 90-day average SOFR plus 4.9% until maturity.
Note 9 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	September 30, 2024	December 31, 2023
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$889,617	$788,742
Consumer loans	627,109	652,110
Real estate mortgage loans	432,022	453,647
Real estate construction loans	266,126	331,178
Standby letters of credit	51,691	38,449
Deposit account overdraft privilege	127,285	121,539

In April 2024, Visa Inc. announced the commencement of an exchange offer for Visa Class B-1 common stock and the Company subsequently tendered all of its Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock. Completion of the exchange resulted in a gain of $2.9 million relating to the Visa Class C common stock. Visa Class B-2 common stock continues to be carried at zero. The Bank owns 6,698 shares of Class B-2 common stock of Visa Inc. which may be convertible into Class A common stock at a conversion ratio of 1.5875 per Class B-2 share. As of September 30, 2024, the value of the Class A shares was $274.95 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $2.9 million as of September 30, 2024, and has not been reflected in the accompanying consolidated financial statements. The shares of Visa Class B-2 common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B-2 conversion ratio may be increased to reflect that surplus. Until all U.S. covered litigation obligations have been satisfied or the Applicable Conversion Rate for the Class B-2 common stock reaches zero, there is no dollar cap on the amount of payments that a participating holder and its guarantors may be obligated to make under its Makewhole Agreement.

Note 10 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $10.5 million and $11.5 million during the three months ended September 30, 2024 and 2023, respectively and $54.4 million and $41.4 million during the equivalent nine month periods then ended, respectively. The Bank is regulated by the FDIC and the DFPI. Absent approval from the Commissioner of the DFPI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On February 25, 2021, the Board of Directors authorized the repurchase of up to 2.0 million shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases can be determined by the Company's management and therefore the total value of the shares to be purchased under the 2021 Repurchase Plan is subject to change. The 2021 Repurchase Plan has no expiration date (in accordance with applicable laws and regulations). During the three and nine months ended September 30, 2024, the Company repurchased zero and 344,324 shares with market values of $0.0 million and $12.5 million, respectively. During the three and nine months ended September 30, 2023, the Company repurchased zero and 150,000 shares with market values of zero and $7.0 million, respectively.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of exercise price, if applicable, and the tax withholding on such shares. During the three and nine months ended September 30, 2023, exercising option holders tendered zero and 2,506 shares, respectively, of the Company’s common stock in connection with option exercises. There were no option exercises during the nine months ended September 30, 2024. Employees also tendered 1,551 and 976 shares in connection with the tax withholding requirements of other share-based awards during the three months ended September 30, 2024 and 2023, respectively, and 32,061 and 52,437 during the nine months ended September 30, 2024 and 2023, respectively. In total, shares of the Company's common stock tendered had market values of $0.1 million and $0.03 million during the quarters ended September 30, 2024 and 2023, respectively and $1.2 million and $2.1 million, respectively during the year to date periods then ended. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share-based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2021 Stock Repurchase Plans.
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
Stock option activity during the nine months ended September 30, 2024, is summarized in the following table:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	7,500	$23.21
Options granted	—	—
Options exercised	(7,500)	23.21
Options forfeited	—	—
Outstanding at September 30, 2024	—	$—
The Company did not modify any option grants during the nine months ended September 30, 2024 or 2023.

Activity related to restricted stock unit awards during the nine months ended September 30, 2024 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2023	144,487	123,102
RSUs granted	86,036	56,516
RSUs added through dividend and performance credits	4,685	1,536
RSUs released	(69,043)	(32,248)
RSUs forfeited	(4,001)	(2,458)
Outstanding at September 30, 2024	162,164	146,448
The 162,164 of service condition vesting RSUs outstanding as of September 30, 2024 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 162,164 of service condition vesting RSUs outstanding as of September 30, 2024 are expected to vest, and be released, on a weighted-average basis, over the next 1.7 years. The Company expects to recognize $4.4 million of pre-tax compensation costs related to these service condition vesting RSUs between September 30, 2024 and their vesting dates. The Company did not modify any service condition vesting RSUs during the nine months ended September 30, 2024 or 2023.
The 146,448 of market plus service condition vesting RSUs outstanding as of September 30, 2024 are expected to vest, and be released, on a weighted-average basis, over the next 1.8 years. The Company expects to recognize $2.3 million of pre-tax compensation costs related to these RSUs between September 30, 2024 and their vesting dates. As of September 30, 2024, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 219,672 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during the nine months ended September 30, 2024 or 2023.

Note 12 - Non-interest Income and Expense
The following table summarizes the Company’s non-interest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
ATM and interchange fees	$6,472	$6,728	$19,013	$19,928
Service charges on deposit accounts	4,979	4,851	14,489	12,863
Other service fees	1,224	1,142	3,876	3,300
Mortgage banking service fees	439	445	1,305	1,364
Change in value of mortgage servicing rights	(332)	(91)	(468)	(215)
Total service charges and fees	12,782	13,075	38,215	37,240
Increase in cash value of life insurance	786	684	2,420	2,274
Asset management and commission income	1,502	1,141	3,989	3,233
Gain on sale of loans	549	382	1,198	883
Lease brokerage income	62	160	377	332
Sale of customer checks	303	396	916	1,091
(Loss) gain on sale or exchange of investment securities	2	—	(43)	(164)
(Loss) gain on marketable equity securities	356	(81)	207	(81)
Other	153	227	853	552
Total other non-interest income	3,713	2,909	9,917	8,120
Total non-interest income	$16,495	$15,984	$48,132	$45,360
The components of non-interest expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Base salaries, net of deferred loan origination costs	$24,407	$23,616	$72,279	$70,675
Incentive compensation	4,361	4,391	12,329	11,663
Benefits and other compensation costs	6,782	6,456	20,647	19,402
Total salaries and benefits expense	35,550	34,463	105,255	101,740
Occupancy	4,191	3,948	12,205	12,099
Data processing and software	5,258	5,246	15,459	13,916
Equipment	1,374	1,503	4,060	4,322
Intangible amortization	1,030	1,590	3,090	4,902
Advertising	1,152	881	2,733	2,656
ATM and POS network charges	1,712	1,606	5,360	5,217
Professional fees	1,893	1,752	5,047	5,326
Telecommunications	507	567	1,576	1,971
Regulatory assessments and insurance	1,256	1,194	3,651	3,979
Postage	335	306	983	916
Operational losses	603	474	1,199	1,999
Courier service	542	492	1,581	1,314
(Gain) loss on sale or acquisition of foreclosed assets	26	(152)	(12)	(152)
Loss on disposal of fixed assets	6	4	12	22
Other miscellaneous expense	4,052	4,004	12,131	12,688
Total other non-interest expense	23,937	23,415	69,075	71,175
Total non-interest expense	$59,487	$57,878	$174,330	$172,915
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

	Three months ended September 30,
(in thousands)	2024	2023
Net income	$29,051	$30,590
Average number of common shares outstanding	32,993	33,263
Effect of dilutive stock options and restricted stock	144	56
Average number of common shares outstanding used to calculate diluted earnings per share	33,137	33,319
Options excluded from diluted earnings per share because of their antidilutive effect	—	—

	Nine months ended September 30,
(in thousands)	2024	2023
Net income	$85,834	$91,315
Average number of common shares outstanding	33,119	33,259
Effect of dilutive stock options and restricted stock	132	97
Average number of common shares outstanding used to calculate diluted earnings per share	33,251	33,356
Options excluded from diluted earnings per share because of their antidilutive effect	—	—
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
The components of other comprehensive income (loss) and related tax effects are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Unrealized holding gains (losses) on available for sale securities before reclassifications	$63,232	$(62,525)	$48,438	$(44,901)
Amounts reclassified out of AOCI:
Realized gain (loss) on debt securities	(2)	—	2,945	164
Unrealized holding gains (losses) on available for sale securities after reclassifications	63,230	(62,525)	51,383	(44,737)
Tax effect	(18,692)	18,485	(15,191)	13,226
Unrealized holding gains (losses) on available for sale securities, net of tax	44,538	(44,040)	36,192	(31,511)
Change in unfunded status of the supplemental retirement plans before reclassifications	114	114	344	342
Amounts reclassified out of AOCI:
Amortization of prior service cost	—	—	—	—
Amortization of actuarial losses	(114)	(114)	(344)	(342)
Total amounts reclassified out of accumulated other comprehensive loss	(114)	(114)	(344)	(342)
Change in unfunded status of the supplemental retirement plans after reclassifications	—	—	—	—
Tax effect	—	—	—	—
Change in unfunded status of the supplemental retirement plans, net of tax	—	—	—	—
Change in joint beneficiary agreement liability before reclassifications	—	—	—	—
Tax effect	—	—	—	—
Change in joint beneficiary agreement liability before reclassifications, net of tax	—	—	—	—
Total other comprehensive income (loss)	$44,538	$(44,040)	$36,192	$(31,511)

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

(in thousands)	September 30, 2024	December 31, 2023
Net unrealized loss on available for sale securities	$(180,438)	$(231,821)
Tax effect	53,343	68,534
Unrealized holding loss on available for sale securities, net of tax	(127,095)	(163,287)
Unfunded status of the supplemental retirement plans	13,527	13,527
Tax effect	(3,999)	(3,999)
Unfunded status of the supplemental retirement plans, net of tax	9,528	9,528
Joint beneficiary agreement liability	590	590
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	590	590
Accumulated other comprehensive loss	$(116,977)	$(153,169)
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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at September 30, 2024	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,690	$2,690	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,101,997	—	1,101,997	—
Obligations of states and political subdivisions	229,342	—	229,342	—
Corporate bonds	5,864	—	5,864	—
Asset backed securities	363,540	—	363,540	—
Non-agency mortgage backed securities	278,527	—	278,527	—
Loans held for sale	1,995	—	1,995	—
Mortgage servicing rights	6,520	—	—	6,520
Total assets measured at fair value	$1,990,475	$2,690	$1,981,265	$6,520

Fair value at December 31, 2023	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,634	$2,634	$—	$—
Debt securities available for sale:
Obligations of U.S. government corporations and agencies	1,221,737	—	1,221,737	—
Obligations of states and political subdivisions	236,375	—	236,375	—
Corporate bonds	5,602	—	5,602	—
Asset backed securities	355,281	—	355,281	—
Non-agency mortgage backed securities	333,509	—	333,509	—
Loans held for sale	458	—	458	—
Mortgage servicing rights	6,606	—	—	6,606
Total assets measured at fair value	$2,162,202	$2,634	$2,152,962	$6,606
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the nine months ended September 30, 2024 or September 30, 2023, respectively.
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

Three months ended September 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2024: Mortgage servicing rights	$6,666	—	$(332)	$186	$6,520
2023: Mortgage servicing rights	$6,741	—	$(91)	$142	$6,792

Nine months ended September 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2024: Mortgage servicing rights	$6,606	—	$(468)	$382	$6,520
2023: Mortgage servicing rights	$6,712	—	$(215)	$295	$6,792
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
The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2024 and December 31, 2023:

As of September 30, 2024:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,520	Discounted cash flow	Constant prepayment rate	7% - 11%; 7.2%
			Discount rate	10% - 14%; 12%
As of December 31, 2023:
Mortgage Servicing Rights	$6,606	Discounted cash flow	Constant prepayment rate	6% - 12.8%; 7.0%
			Discount rate	10% - 14%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

September 30, 2024	Total	Level 1	Level 2	Level 3
Fair value:
Collateral dependent loans	$8,384	—	—	$8,384

December 31, 2023	Total	Level 1	Level 2	Level 3
Fair value:
Collateral dependent loans	$4,175	—	—	$4,175
Foreclosed assets	50	—	—	50
Total assets measured at fair value	$4,225	—	—	$4,225

The tables below present the gains (losses) resulting from non-recurring fair value adjustments of assets and liabilities for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Collateral dependent loans	$(4,051)	$4,749	$(4,358)	$(2,281)
Foreclosed assets	—	(41)	—	(233)
Total losses from non-recurring measurements	$(4,051)	$4,708	$(4,358)	$(2,514)

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2024:

September 30, 2024	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$8,384	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
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

	September 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$110,141	$110,141	$81,626	$81,626
Cash at Federal Reserve and other banks	209,973	209,973	17,075	17,075
Level 2 inputs:
Securities held to maturity	117,259	113,708	133,494	125,126
Restricted equity securities	17,250	n/a	17,250	n/a
Level 3 inputs:
Loans, net	6,560,131	6,259,677	6,672,948	6,278,577
Financial liabilities:
Level 2 inputs:
Deposits	8,037,091	8,035,484	7,834,038	7,828,554
Other borrowings	266,767	266,767	632,582	632,582
Level 3 inputs:
Junior subordinated debt	101,164	105,949	101,099	95,407

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of September 30, 2024 and December 31, 2023 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of September 30, 2024 and December 31, 2023 based on the then phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of September 30, 2024:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,240,075	15.56%	$836,744	10.50%	N/A	N/A
Tri Counties Bank	$1,232,404	15.47%	$836,543	10.50%	$796,708	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,099,766	13.80%	$677,364	8.50%	N/A	N/A
Tri Counties Bank	$1,132,442	14.21%	$677,202	8.50%	$637,366	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,042,283	13.08%	$557,829	7.00%	N/A	N/A
Tri Counties Bank	$1,132,442	14.21%	$557,696	7.00%	$517,860	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,099,766	11.57%	$380,245	4.00%	N/A	N/A
Tri Counties Bank	$1,132,442	11.91%	$380,234	4.00%	$475,293	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2023:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,196,106	14.73%	$852,850	10.50%	N/A	N/A
Tri Counties Bank	$1,190,542	14.66%	$852,648	10.50%	$812,046	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,052,063	12.95%	$690,402	8.50%	N/A	N/A
Tri Counties Bank	$1,088,717	13.41%	$690,239	8.50%	$649,637	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$994,907	12.25%	$568,566	7.00%	N/A	N/A
Tri Counties Bank	$1,088,717	13.41%	$568,432	7.00%	$527,830	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,052,063	10.75%	$391,620	4.00%	N/A	N/A
Tri Counties Bank	$1,088,717	11.12%	$391,574	4.00%	$489,468	5.00%

As of September 30, 2024 and December 31, 2023, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at September 30, 2024 and December 31, 2023, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At September 30, 2024, the Company and the Bank are in compliance with the capital conservation buffer requirement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Cautionary Statements Regarding Forward-Looking Information
The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: the conditions of the United States economy in general and the strength of the local economies in which we conduct operations; the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; the impacts of inflation, interest rate, market and monetary fluctuations on the Company's business condition and financial operating results; the impact of changes in financial services industry policies, laws and regulations; regulatory restrictions affecting our ability to successfully market and price our products to consumers; the risks related to the development, implementation, use and management of emerging technologies, including artificial intelligence and machine learning; extreme weather, natural disasters and other catastrophic events that may or may not be caused by climate change and their effects on the Company's customers and the economic and business environments in which the Company operates; the impact of a slowing U.S. economy, decreases in housing and commercial real estate prices, and potentially increased unemployment on the performance of our loan portfolio, the market value of our investment securities and possible other-than-temporary impairment of securities held by us due to changes in credit quality or rates; the availability of, and cost of, sources of funding and the demand for our products; adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, commodities prices, inflationary pressures and labor shortages on the economic recovery and our business; the impacts of international hostilities, wars, terrorism or geopolitical events; adverse developments in the financial services industry generally such as the recent bank failures and any related impact on depositor behavior or investor sentiment; risks related to the sufficiency of liquidity; the possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings and capital; the costs or effects of mergers, acquisitions or dispositions we may make, as well as whether we are able to obtain any required governmental approvals in connection with any such activities, or identify and complete favorable transactions in the future, and/or realize the anticipated financial and business benefits; the regulatory and financial impacts associated with exceeding $10 billion in total assets; the negative impact on our reputation and profitability in the event customers experience economic harm or in the event that regulatory violations are identified; the ability to execute our business plan in new markets; the future operating or financial performance of the Company, including our outlook for future growth and changes in the level and direction of our nonperforming assets and charge-offs; the appropriateness of the allowance for credit losses, including the assumptions made under our current expected credit losses model; any deterioration in values of California real estate, both residential and commercial; the effectiveness of the Company's asset management activities managing the mix of earning assets and in improving, resolving or liquidating lower-quality assets; the effect of changes in the financial performance and/or condition of our borrowers; changes in accounting standards and practices; changes in consumer spending, borrowing and savings habits; our ability to attract and maintain deposits and other sources of liquidity; the effects of changes in the level or cost of checking or savings account deposits on our funding costs and net interest margin; increasing noninterest expense and its impact on our financial performance; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional competitors including retail businesses and technology companies; the challenges of attracting, integrating and retaining key employees; the vulnerability of the Company's operational or security systems or infrastructure, the systems of third-party vendors or other service providers with whom the Company contracts, and the Company's customers to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and data/security breaches and the cost to defend against and respond to such incidents; the impact of the 2023 cyber security ransomware incident, including the pending litigation, on our operations and reputation; increased data security risks due to work from home arrangements and email vulnerability; failure to safeguard personal information, and any resulting litigation; the effect of a fall in stock market prices on our brokerage and wealth management businesses; the transition from the LIBOR to new interest rate benchmarks; the emergence or continuation of widespread health emergencies or pandemics; the Company’s potential judgments, orders, settlements, penalties, fines and reputational damage resulting from pending or future litigation and regulatory investigations, proceedings and enforcement actions; and our ability to manage the risks involved in the foregoing. There can be no assurance that future developments affecting us will be the same as those anticipated by management. Additional factors that could cause results to differ materially from those described above can be found in our Annual Report on Form 10-K for the year ended December 31, 2023, which has been filed with the Securities and Exchange Commission (the “SEC”) and all subsequent filings with the SEC under Sections 13(a), 13(c), 14, and 15(d) of the Securities Act of 1934, as amended. Such filings are also available in the “Investor Relations” section of our website, https://www.tcbk.com/investor-relations and in other documents we file with the SEC. Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results. We undertake no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
Financial Highlights
Performance highlights and other developments for the Company as of or for the three and nine months ended September 30, 2024, included the following:
•Net income was $29.1 million or $0.88 per diluted share as compared to $29.0 million or $0.87 per diluted share in the trailing quarter
•Deposit balances decreased $13.1 million or 0.7% (annualized) from the trailing quarter and have increased $27.4 million or 0.3% (annualized) from the same quarter of the prior year
•Average yield on earning assets was 5.26%, an increase of 2 basis points over the 5.24% in the trailing quarter
•Net interest margin (FTE) was 3.71% in the recent quarter, an increase of 3 basis points over 3.68% in the trailing quarter
•Non-interest bearing deposits averaged 31.7% of total deposits during the quarter
•The average cost of total deposits was 1.52%, an increase of 7 basis points as compared to 1.45% in the trailing quarter, and an increase of 66 basis points from 0.86% in the same quarter of the prior year; the Company's total cost of deposits have increased 148 basis points since FOMC rate actions began in March 2022, which translates to a cycle-to-date deposit beta of 31.2%
•For the quarter ended September 30, 2024, the Company’s return on average assets was 1.20%, while the return on average equity was 9.52%; for the trailing quarter ended June 30, 2024, the Company’s return on average assets was 1.19%, while the return on average equity was 9.99%
•Diluted earnings per share were $0.88 for the third quarter of 2024, compared to $0.87 for the trailing quarter and $0.92 during the third quarter of 2023
•The loan to deposit ratio decreased to 83.2% as of September 30, 2024, as compared to 83.8% for the trailing quarter end, as a result of loan contraction during the quarter
•The efficiency ratio was 60.02% for the quarter ended September 30, 2024, as compared to 59.61% for the trailing quarter
•The provision for credit losses was approximately $0.2 million during the quarter ended September 30, 2024, as compared to $0.4 million during the trailing quarter
•The allowance for credit losses (ACL) to total loans was 1.85% as of September 30, 2024, compared to 1.83% as of the trailing quarter end, and 1.73% as of September 30, 2023. Non-performing assets to total assets were 0.45% on September 30, 2024, as compared to 0.36% as of June 30, 2024, and 0.33% at September 30, 2023. At September 30, 2024, the ACL represented 297% of non-performing loans

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net interest income	$82,611	$88,123	$247,344	$270,060
Provision for credit losses	(220)	(4,155)	(4,930)	(18,000)
Non-interest income	16,495	15,984	48,132	45,360
Non-interest expense	(59,487)	(57,878)	(174,330)	(172,915)
Provision for income taxes	(10,348)	(11,484)	(30,382)	(33,190)
Net income	$29,051	$30,590	$85,834	$91,315
Per Share Data:
Basic earnings per share	$0.88	$0.92	$2.59	$2.75
Diluted earnings per share	$0.88	$0.92	$2.58	$2.74
Dividends paid	$0.33	$0.30	$0.99	$0.90
Book value at period end			$37.55	$32.18
Average common shares outstanding	32,993	33,263	33,119	33,259
Average diluted common shares outstanding	33,137	33,319	33,251	33,356
Shares outstanding at period end			33,001	33,263
At period end:
Loans			$6,683,891	$6,708,666
Total investment securities			$2,116,469	$2,333,162
Total assets			$9,823,890	$9,897,006
Total deposits			$8,037,091	$8,009,643
Other borrowings			$266,767	$537,975
Shareholders’ equity			$1,239,015	$1,070,401
Financial Ratios:
During the period:
Return on average assets (annualized)	1.20%	1.23%	1.17%	1.24%
Return on average equity (annualized)	9.52%	10.91%	9.67%	11.06%
Net interest margin(1) (annualized)	3.71%	3.88%	3.69%	4.01%
Efficiency ratio	60.02%	55.59%	59.00%	54.82%
Average equity to average assets	12.56%	11.27%	12.14%	11.19%
At end of period:
Equity to assets			12.61%	10.82%
Total capital to risk-adjusted assets			15.56%	14.51%
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

	Three months ended
(in thousands)	September 30, 2024	June 30, 2024	Change	% Change
Interest income	$117,347	$117,032	$315	0.3%
Interest expense	(34,736)	(35,035)	299	(0.9)%
Fully tax-equivalent adjustment (FTE) (1)	269	275	(6)	(2.2)%
Net interest income (FTE)	$82,880	$82,272	$608	0.7%
Net interest margin (FTE)	3.71%	3.68%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,018	$850	$168	19.8%
Net interest margin less effect of acquired loan discount accretion(1)	3.66%	3.64%	0.02%

	Three months ended September 30,
(in thousands)	2024	2023	Change	% Change
Interest income	$117,347	$112,380	$4,967	4.4%
Interest expense	(34,736)	(24,257)	(10,479)	43.2%
Fully tax-equivalent adjustment (FTE) (1)	269	405	(136)	(33.6)%
Net interest income (FTE)	$82,880	$88,528	$(5,648)	(6.4)%
Net interest margin (FTE)	3.71%	3.88%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,018	$1,324	$(306)	(23.1)%
Net interest margin less effect of acquired loan discount accretion(1)	3.66%	3.82%	(0.16)%

	Nine months ended September 30,
(in thousands)	2024	2023	Change	% Change
Interest income	$349,796	$322,445	$27,351	8.5%
Interest expense	(102,452)	(52,385)	(50,067)	95.6%
Fully tax-equivalent adjustment (FTE) (1)	819	1,176	(357)	(30.4)%
Net interest income (FTE)	$248,163	$271,236	$(23,073)	(8.5)%
Net interest margin (FTE)	3.69%	4.01%

Acquired loans discount accretion, net:
Amount (included in interest income)	$3,200	$4,192	$(992)	(23.7)%
Net interest margin less effect of acquired loan discount accretion(1)	3.64%	3.95%	(0.31)%
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

Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or the discount is accreted (added to) interest income over the remaining life of the loan. The dollar impact of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining unaccreted discount or unamortized premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. Despite the elevated rate environment, the prepayment rate of portfolio loans, inclusive of those acquired at a premium or discount, remains generally consistent. During the quarters ended September 30, 2024, June 30, 2024 and September 30, 2023, the purchased loan discount accretion was $1.0 million, $0.9 million and $1.3 million, respectively.

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

	Three months ended September 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$6,690,326	$98,085	5.83%	$6,597,400	$91,707	5.51%
Investment securities - taxable	1,972,859	17,188	3.47%	2,246,569	18,990	3.35%
Investment securities - nontaxable(1)	135,500	1,166	3.42%	182,766	1,755	3.81%
Total investments	2,108,359	18,354	3.46%	2,429,335	20,745	3.39%
Cash at Federal Reserve and other banks	93,538	1,177	5.01%	26,654	333	4.96%
Total interest-earning assets	8,892,223	117,616	5.26%	9,053,389	112,785	4.94%
Other assets	774,756			820,851
Total assets	$9,666,979			$9,874,240
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,736,442	$6,132	1.40%	$1,751,625	$3,916	0.89%
Savings deposits	2,686,303	13,202	1.96%	2,790,197	9,526	1.35%
Time deposits	1,055,612	11,354	4.28%	535,715	3,937	2.92%
Total interest-bearing deposits	5,478,357	30,688	2.23%	5,077,537	17,379	1.36%
Other borrowings	175,268	2,144	4.87%	449,274	5,106	4.51%
Junior subordinated debt	101,150	1,904	7.49%	101,070	1,772	6.96%
Total interest-bearing liabilities	5,754,775	34,736	2.40%	5,627,881	24,257	1.71%
Noninterest-bearing deposits	2,542,579			2,965,564
Other liabilities	155,115			168,391
Shareholders’ equity	1,214,510			1,112,404
Total liabilities and shareholders’ equity	$9,666,979			$9,874,240
Net interest spread(2)			2.86%			3.23%
Net interest income and interest margin(3)		$82,880	3.71%		$88,528	3.88%
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
Net interest income (FTE) during the three months ended September 30, 2024, decreased $5.6 million or 6% to $82.9 million compared to $88.5 million during the three months ended September 30, 2023. In addition, net interest margin declined 17 basis points to 3.71%, compared to the same quarter last year. The decrease in net interest income is primarily attributed to an additional $13.3 million in deposit interest expense due to rate increases associated with competitive pricing pressures, and to a lesser extent, changes in product mix. The cost of interest-bearing deposits increased by 87 basis points between the quarter ended September 30, 2024 and the same quarter of the prior year. In addition, the average balance of noninterest-bearing deposits decreased by $423.0 million from the three month average for the period ended September 30, 2023 as customers continued to migrate towards higher yielding term deposit accounts. As of September 30, 2024, the ratio of average total noninterest-bearing deposits to total average deposits was 31.7%, as compared to 32.0% and 36.9% at June 30, 2024 and September 30, 2023, respectively. The increase in cost of interest bearing liabilities was partially offset by increased interest and fee income on loans totaling $6.4 million compared to the same quarter of the prior year. Average loan yields increased 32 basis points from 5.51% during the three months ended September 30, 2023, to 5.83% during the three months ended September 30, 2024. The accretion of discounts from acquired loans added 6 and 8 basis points to loan yields during the quarters ended September 30, 2024 and 2023, respectively. Additionally, the average balance of loans during the quarter increased $92.9 million compared to the same period in the prior year.

	Nine months ended September 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$6,755,916	$292,799	5.79%	$6,493,585	$260,868	5.37%
Investment securities - taxable	2,034,336	52,021	3.42%	2,328,883	56,681	3.25%
Investment securities - nontaxable(1)	137,515	3,548	3.45%	184,524	5,096	3.69%
Total investments	2,171,851	55,569	3.42%	2,513,407	61,777	3.29%
Cash at Federal Reserve and other banks	58,792	2,247	5.11%	27,606	976	4.73%
Total interest-earning assets	8,986,559	350,615	5.21%	9,034,598	323,621	4.79%
Other assets	781,406			832,501
Total assets	$9,767,965			$9,867,099
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,738,876	$17,294	1.33%	$1,694,438	$6,476	0.51%
Savings deposits	2,670,555	36,362	1.82%	2,818,817	20,616	0.98%
Time deposits	961,577	29,582	4.11%	413,359	6,889	2.23%
Total interest-bearing deposits	5,371,008	83,238	2.07%	4,926,614	33,981	0.92%
Other borrowings	361,175	13,640	5.04%	402,016	13,318	4.43%
Junior subordinated debt	101,128	5,574	7.36%	101,057	5,086	6.73%
Total interest-bearing liabilities	5,833,311	102,452	2.35%	5,429,687	52,385	1.29%
Noninterest-bearing deposits	2,584,705			3,153,807
Other liabilities	163,704			179,483
Shareholders’ equity	1,186,245			1,104,122
Total liabilities and shareholders’ equity	$9,767,965			$9,867,099
Net interest spread(2)			2.86%			3.50%
Net interest income and interest margin(3)		$248,163	3.69%		$271,236	4.01%
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
Net interest income (FTE) during the nine months ended September 30, 2024, decreased $23.1 million, or 9%, to $248.2 million compared to $271.2 million during the nine months ended September 30, 2023. In addition, net interest margin declined 32 basis points to 3.69%, compared to the same period in the prior year. The decrease in net interest income is primarily attributed to an increased cost of interest bearing liabilities, primarily on deposits. The cost of interest bearing deposits increased by 115 basis points during the nine months ended September 30, 2024, compared to the same period in the prior year. In addition, the average balance of noninterest-bearing deposits decreased by $569.1 million from the nine month average for the period ended September 30, 2023 amidst a continued migration of customer funds to interest-bearing products, as discussed above. The increases in the cost of interest bearing liabilities were partially offset by increased interest and fee income on loans. As compared to the same period in the prior year, the average balance of loans increased $262.3 million and average loan yields increased 42 basis points from 5.37% during the nine months ended September 30, 2023, to 5.79% during the nine months ended September 30, 2024. The accretion of discounts from acquired loans added 6 and 9 basis points to loan yields during the nine months ended September 30, 2024 and September 30, 2023, respectively.

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

	Three months ended September 30, 2024 compared with three months ended September 30, 2023
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$1,281	$5,097	$6,378
Investment securities	(2,742)	351	(2,391)
Cash at Federal Reserve and other banks	829	15	844
Total interest-earning assets	(632)	5,463	4,831
Increase (decrease) in interest expense:
Interest-bearing demand deposits	(34)	2,250	2,216
Savings deposits	(351)	4,027	3,676
Time deposits	3,795	3,622	7,417
Other borrowings	(3,089)	127	(2,962)
Junior subordinated debt	1	131	132
Total interest-bearing liabilities	322	10,157	10,479
Decrease in net interest income	$(954)	$(4,694)	$(5,648)

The following commentary regarding net interest income, interest income and interest expense may be best understood while referencing the Summary of Average Balances, Yields/Rates and Interest Differential and the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid shown above.
Net interest income (FTE) during the three months ended September 30, 2024 decreased $5.6 million to $82.9 million compared to $88.5 million during the three months ended September 30, 2023. The overall decrease in net interest income (FTE) was due to increasing interest rates elevating interest expense on interest-bearing liabilities, most significantly deposits. Elevated interest rates also improved interest income on earning assets by $4.8 million, partially offsetting the increases in interest expense.

	Nine months ended September 30, 2024 compared with nine months ended September 30, 2023
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$10,565	$21,366	$31,931
Investment securities	(8,481)	2,273	(6,208)
Cash at Federal Reserve and other banks	1,106	165	1,271
Total interest-earning assets	3,190	23,804	26,994
Increase (decrease) in interest expense:
Interest-bearing demand deposits	170	10,648	10,818
Savings deposits	(1,090)	16,836	15,746
Time deposits	9,169	13,524	22,693
Other borrowings	(1,357)	1,679	322
Junior subordinated debt	4	484	488
Total interest-bearing liabilities	6,896	43,171	50,067
Decrease in net interest income	$(3,706)	$(19,367)	$(23,073)
Net interest income (FTE) during the nine months ended September 30, 2024 decreased $23.1 million to $248.2 million compared to $271.2 million during the nine months ended September 30, 2023. The overall decrease in net interest income (FTE) was due to increasing interest rates elevating interest expense on interest-bearing liabilities, most significantly deposits and other borrowings, resulting in a net increase of $49.3 million and $0.3 million, respectively. Elevated interest rates also improved interest income on earning assets by $27.0 million, partially offsetting the increases in interest expense.
Asset Quality and Credit Loss Provisioning
During the three months ended September 30, 2024, the Company recorded a provision for credit losses of $0.2 million, as compared to $0.4 million during the trailing quarter, and $4.2 million during the third quarter of 2023.

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Addition to allowance for credit losses	$320	$3,120	$4,670	$16,415
Addition to (reversal of) reserve for unfunded loan commitments	(100)	1,035	260	1,585
Total provision for credit losses	$220	$4,155	$4,930	$18,000
The provision for credit losses on loans of $0.3 million during the recent quarter was the result of net charge-offs approximating $0.1 million and decreases in reserves for qualitative factors due to improved concentration levels and overall lower loan balances, offset by a $3.7 million increase in specific reserves for individually evaluated credits within the commercial and industrial portfolio.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance, beginning of period	$123,517	$117,329	$121,522	$105,680
Provision for credit losses	320	3,120	4,670	16,415
Loans charged-off	(444)	(5,357)	(3,329)	(7,391)
Recoveries of previously charged-off loans	367	720	897	1,108
Balance, end of period	$123,760	$115,812	$123,760	$115,812
The allowance for credit losses (ACL) was $123.8 million or 1.85% of total loans as of September 30, 2024. The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and includes improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date. Core inflation is slowing but prices remain elevated relative to wage increases, as reflected by higher living costs such as housing, energy and general services. Actions by the Federal Reserve to cut rates during 2024 and beyond may help improve this outlook overall, but the uncertainty associated with the extent and timing of these potential reductions has inhibited a material change to forecasted reserve levels. Furthermore, geopolitical risks remain elevated and appear to be getting worse, which may lead to further negative effects on domestic economic outcomes. As a result, management continues to believe that certain credit weaknesses are present in the overall economy and that it is appropriate to maintain a reserve level that incorporates such risk factors.
Loans past due 30 days or more increased by $7.5 million during the quarter ended September 30, 2024, to $37.9 million, as compared to $30.4 million at June 30, 2024. The majority of loans identified as past due are well-secured by collateral, and approximately $16.3 million is less than 90 days delinquent. Non-performing loans were $41.6 million at September 30, 2024, an increase of $8.9 million from $32.8 million as of June 30, 2024, and an increase of $11.8 million from $29.8 million as of September 30, 2023. Management continues to proactively work with these borrowers to identify actionable and appropriate resolution strategies which are customary for the industries. Of the $41.6 million loans designated as non-performing as of September 30, 2024, approximately $10.0 million are current or less than 30 days past due with respect to payments required under their existing loan agreements.

(dollars in thousands)	September 30, 2024	% of Loans Outstanding	June 30, 2024	% of Loans Outstanding	September 30, 2023	% of Loans Outstanding
Risk Rating:
Pass	$6,461,451	96.7%	$6,536,223	96.9%	$6,532,424	97.4%
Special Mention	104,759	1.6%	101,324	1.5%	94,614	1.4%
Substandard	117,681	1.8%	104,979	1.6%	81,628	1.2%
Total	$6,683,891		$6,742,526		$6,708,666

Classified loans to total loans	1.76%		1.56%		1.22%
Loans past due 30+ days to total loans	0.57%		0.45%		0.12%
The ratio of classified loans to total loans of 1.76% as of September 30, 2024, increased 20 basis points from June 30, 2024, and increased 55 basis points from the comparative quarter ended 2023. The change in classified loans outstanding as compared to the trailing quarter totaled $16.1 million. Loans with the risk grade classification substandard increased by $12.7 million over the trailing quarter and relate primarily to the commercial and industrial portfolio. As a percentage of total loans outstanding, classified assets remain consistent with volumes experienced prior to the recent quantitative easing cycle spurred by the COVID pandemic and reflect management's historically conservative approach to credit risk monitoring. The Company's combined criticized loan balances totaled $222.4 million as of September 30, 2024, an increase of $46.2 million from September 30, 2023.
Outstanding balances on construction loans, which have historically been associated with elevated levels of risk, experienced balance reductions of $7.3 million during the current quarter and $44.9 million since September 30, 2023. These reductions were primarily associated with balances that were converted to term loans upon the completion of construction and achievement of stabilized occupancy, and were partially offset by new draws or originations.

Management continues to proactively assess the repayment capacity of borrowers that will be subject to rate resets in the near term. To date this analysis as well as management's observations of loans that have experienced a rate reset, have resulted in an insignificant need to provide concessions to borrowers.
As of September 30, 2024, other real estate owned consisted of 10 properties with a carrying value of approximately $2.8 million, compared to 10 properties with a carrying value of approximately $2.5 million as of June 30, 2024. Non-performing assets of $44.4 million at September 30, 2024, represented 0.45% of total assets, a change from the $35.3 million or 0.36% and $32.7 million or 0.33% as of June 30, 2024 and September 30, 2023, respectively.
Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
ATM and interchange fees	$6,472	$6,728	$(256)	(3.8)%
Service charges on deposit accounts	4,979	4,851	128	2.6%
Other service fees	1,224	1,142	82	7.2%
Mortgage banking service fees	439	445	(6)	(1.3)%
Change in value of mortgage servicing rights	(332)	(91)	(241)	264.8%
Total service charges and fees	12,782	13,075	(293)	(2.2)%
Increase in cash value of life insurance	786	684	102	14.9%
Asset management and commission income	1,502	1,141	361	31.6%
Gain on sale of loans	549	382	167	43.7%
Lease brokerage income	62	160	(98)	(61.3)%
Sale of customer checks	303	396	(93)	(23.5)%
(Loss) gain on sale or exchange of investment securities	2	—	2	n/m
(Loss) gain on marketable equity securities	356	(81)	437	(539.5)%
Other	153	227	(74)	(32.6)%
Total other non-interest income	3,713	2,909	804	27.6%
Total non-interest income	$16,495	$15,984	$511	3.2%
Non-interest income increased $0.5 million or 3.2% to $16.5 million during the three months ended September 30, 2024, compared to $16.0 million during the comparative quarter ended September 30, 2023. Elevated activity and volumes of assets under management drove an increase in asset management and commission income, in addition to the benefit mentioned above related to Visa stock. These increases were partially offset by a decline in interchange fees earned related to decreased customer activity in the third quarter of 2024 as compared to the equivalent quarter in 2023.

	Nine months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
ATM and interchange fees	$19,013	$19,928	$(915)	(4.6)%
Service charges on deposit accounts	14,489	12,863	1,626	12.6%
Other service fees	3,876	3,300	576	17.5%
Mortgage banking service fees	1,305	1,364	(59)	(4.3)%
Change in value of mortgage servicing rights	(468)	(215)	(253)	117.7%
Total service charges and fees	38,215	37,240	975	2.6%
Increase in cash value of life insurance	2,420	2,274	146	6.4%
Asset management and commission income	3,989	3,233	756	23.4%
Gain on sale of loans	1,198	883	315	35.7%
Lease brokerage income	377	332	45	13.6%
Sale of customer checks	916	1,091	(175)	(16.0)%
(Loss) gain on sale or exchange of investment securities	(43)	(164)	121	(73.8)%
(Loss) gain on marketable equity securities	207	(81)	288	(355.6)%
Other	853	552	301	54.5%
Total other non-interest income	9,917	8,120	1,797	22.1%
Total non-interest income	$48,132	$45,360	$2,772	6.1%
Non-interest income increased $2.8 million or 6.1% to $48.1 million during the nine months ended September 30, 2024, compared to $45.4 million during the comparative nine months ended September 30, 2023. As noted above, interchange fees as driven by customer activities was elevated in the 2023 period and resulted in a decrease of $0.9 million as compared to the nine months ended September 30, 2024. Meanwhile, service charges on deposit accounts increased by $1.6 million or 12.6% as compared to the equivalent period in 2023 following $0.9 million in waived or reversed fees as a courtesy to customers in the 2023 year. As noted above, elevated activity within asset management and the gain on Visa stock further contributed to the overall improvement.

Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated:

	Three months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Base salaries, net of deferred loan origination costs	$24,407	$23,616	$791	3.3%
Incentive compensation	4,361	4,391	(30)	(0.7)%
Benefits and other compensation costs	6,782	6,456	326	5.0%
Total salaries and benefits expense	35,550	34,463	1,087	3.2%
Occupancy	4,191	3,948	243	6.2%
Data processing and software	5,258	5,246	12	0.2%
Equipment	1,374	1,503	(129)	(8.6)%
Intangible amortization	1,030	1,590	(560)	(35.2)%
Advertising	1,152	881	271	30.8%
ATM and POS network charges	1,712	1,606	106	6.6%
Professional fees	1,893	1,752	141	8.0%
Telecommunications	507	567	(60)	(10.6)%
Regulatory assessments and insurance	1,256	1,194	62	5.2%
Postage	335	306	29	9.5%
Operational losses	603	474	129	27.2%
Courier service	542	492	50	10.2%
(Gain) loss on sale or acquisition of foreclosed assets	26	(152)	178	(117.1)%
(Gain) loss on disposal of fixed assets	6	4	2	50.0%
Other miscellaneous expense	4,052	4,004	48	1.2%
Total other non-interest expense	23,937	23,415	522	2.2%
Total non-interest expense	$59,487	$57,878	$1,609	2.8%
Average full time equivalent staff	1,161	1,215	(54)	(4.4)%
Total non-interest expense increased $1.6 million or 2.8% to $59.5 million during the three months ended September 30, 2024, as compared to $57.9 million for the quarter ended September 30, 2023. Total salaries and benefits expense increased by $1.1 million or 3.2%, reflecting the increase of $0.8 million in salaries and $0.3 million in benefits and other costs.

	Nine months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Base salaries, net of deferred loan origination costs	$72,279	$70,675	$1,604	2.3%
Incentive compensation	12,329	11,663	666	5.7%
Benefits and other compensation costs	20,647	19,402	1,245	6.4%
Total salaries and benefits expense	105,255	101,740	3,515	3.5%
Occupancy	12,205	12,099	106	0.9%
Data processing and software	15,459	13,916	1,543	11.1%
Equipment	4,060	4,322	(262)	(6.1)%
Intangible amortization	3,090	4,902	(1,812)	(37.0)%
Advertising	2,733	2,656	77	2.9%
ATM and POS network charges	5,360	5,217	143	2.7%
Professional fees	5,047	5,326	(279)	(5.2)%
Telecommunications	1,576	1,971	(395)	(20.0)%
Regulatory assessments and insurance	3,651	3,979	(328)	(8.2)%
Postage	983	916	67	7.3%
Operational losses	1,199	1,999	(800)	(40.0)%
Courier service	1,581	1,314	267	20.3%
(Gain) loss on sale or acquisition of foreclosed assets	(12)	(152)	140	(92.1)%
(Gain) loss on disposal of fixed assets	12	22	(10)	(45.5)%
Other miscellaneous expense	12,131	12,688	(557)	(4.4)%
Total other non-interest expense	69,075	71,175	(2,100)	(3.0)%
Total non-interest expense	$174,330	$172,915	$1,415	0.8%
Average full time equivalent staff	1,170	1,215	(45)	(3.7)%
Total non-interest expense increased $1.4 million or 0.8% to $174.3 million during the nine months ended September 30, 2024, as compared to $172.9 million for the nine months ended September 30, 2023. This was largely attributed to an increase of $3.5 million or 3.5% in total salaries and benefits expense to $105.3 million, from annual compensation adjustments and other routine increases in benefits and compensation. Salaries expense was also impacted by an increase in average compensation per employee as various strategic talent acquisitions were made in order to further prepare the Company to execute its growth objectives beyond $10 billion in total assets. Additionally, data processing and software expenses increased by $1.5 million or 11.1% related to ongoing investments in the Company's data management and security infrastructure. These increases were partially offset by declines in non-cash intangible amortization expense of $1.8 million or 37.0% and reductions in operational losses of $0.8 million or 40.0% due to non-recurring ATM burglary expenses totaling $0.7 million in the comparative period.
Income Taxes
The Company’s effective tax rate was 26.3% and 26.1% for the quarter and nine months ended September 30, 2024, respectively as compared to 27.3% and 26.7% for the comparative periods ended September 30, 2023, respectively. Differences between the Company's effective tax rate and applicable federal and state blended statutory rate of approximately 29.6% are due to the proportion of non-taxable revenues, non-deductible expenses, and benefits from tax credits as compared to the levels of pre-tax earnings.
Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. The following is a comparison of the quarterly change in certain assets and liabilities:

Ending balances	September 30, 2024	June 30, 2024		Annualized % Change
(dollars in thousands)			$ Change
Total assets	$9,823,890	$9,741,399	$82,491	3.4%
Total loans	6,683,891	6,742,526	(58,635)	(3.5)
Total investments	2,116,469	2,086,090	30,379	5.8
Total deposits	8,037,091	8,050,230	(13,139)	(0.7)
Total other borrowings	266,767	247,773	18,994	30.7

Loans outstanding decreased by $58.6 million or 3.5% on an annualized basis during the quarter ended September 30, 2024. During the quarter, loan originations/draws totaled approximately $310.1 million while payoffs/repayments of loans totaled $368.7 million, which compares to originations/draws and payoffs/repayments during the trailing quarter ended of $325.5 million and $321.3 million, respectively. Origination volume activity levels remain slightly lower relative to the comparative period in 2023 due in part to disciplined pricing and underwriting, as well as decreased borrower demand given economic uncertainties. The increase in payoffs/repayments as compared to the trailing quarter was spread amongst numerous borrowers, regions and loan types.
Investment security balances decreased $30.4 million or 5.8% on an annualized basis during the current quarter as a result of net prepayments, and maturities, collectively totaling approximating $164.0 million and, to a lesser extent, sales totaling $28.6 million, partially offset by security purchases totaling $53.5 million, in addition to net increases in the market value of securities of $4.1 million. Investment security purchases were comprised of floating rate instruments tied to SOFR with an initial weighted average coupon of 6.77% and a weighted average life of 4.7 years. Investment security sales were primarily comprised of fixed rate instruments with a weighted average coupon of 2.39% and a weighted average life of 3.8 years. While management intends to primarily utilize cash flows from the investment security portfolio and organic deposit growth to support loan growth, excess liquidity will be utilized for purchases of investment securities to support net interest income growth and net interest margin expansion.
Deposit balances increased by $13.1 million or 0.7% annualized during the quarter, led by growth within time deposits.
Other borrowings totaled $266.8 million at September 30, 2024, representing a net decrease of $19.0 million from the trailing quarter. This quarter over quarter decrease was facilitated by proceeds from the sale, call or maturity of investment securities, and growth in deposits.
The following is a comparison of the year over year change in certain assets and liabilities:

Ending balances	As of September 30,			% Change
(dollars in thousands)	2024	2023	$ Change
Total assets	$9,823,890	$9,897,006	$(73,116)	(0.7)%
Total loans	6,683,891	6,708,666	(24,775)	(0.4)
Total investments	2,116,469	2,333,162	(216,693)	(9.3)
Total deposits	8,037,091	8,009,643	27,448	0.3
Total other borrowings	266,767	537,975	(271,208)	(50.4)
Investment Securities
The following table presents the available for sale debt securities portfolio by major type as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$1,101,997	55.7%	$1,221,737	56.8%
Obligations of states and political subdivisions	229,342	11.6%	236,375	11.0%
Corporate bonds	5,864	0.3%	5,602	0.3%
Asset backed securities	363,540	18.3%	355,281	16.5%
Non-agency mortgage backed	278,527	14.1%	333,509	15.4%
Total debt securities available for sale	$1,979,270	100.0%	$2,152,504	100.0%

	September 30, 2024		December 31, 2023
(in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$114,558	97.7%	$130,823	98.0%
Obligations of states and political subdivisions	2,701	2.3%	2,671	2.0%
Total debt securities held to maturity	$117,259	100.0%	$133,494	100.0%
Investment securities held to maturity decreased $16.2 million to $117.3 million as of September 30, 2024, as compared to December 31, 2023. This decrease is attributable to calls and principal repayments of $16.0 million, and amortization of net purchase premiums of $0.1 million.

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
The following table shows the Company’s loan balances, net of deferred loan costs and discounts, as of the dates indicated:

(in thousands)	September 30, 2024		December 31, 2023
Commercial real estate	$4,487,524	67.1%	$4,394,802	64.7%
Consumer	1,283,963	19.2%	1,313,268	19.3%
Commercial and industrial	484,763	7.3%	586,455	8.6%
Construction	276,095	4.1%	347,198	5.1%
Agriculture production	144,123	2.2%	144,497	2.2%
Leases	7,423	0.1%	8,250	0.1%
Total loans	$6,683,891	100.0%	$6,794,470	100.0%

Nonperforming Assets
The following tables set forth the amount of the Company’s NPAs as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(in thousands)	September 30, 2024	December 31, 2023
Performing nonaccrual loans	$20,026	$25,380
Nonperforming nonaccrual loans	21,525	6,500
Total nonaccrual loans	41,551	31,880
Loans 90 days past due and still accruing	85	11
Total nonperforming loans	41,636	31,891
Foreclosed assets	2,764	2,704
Total nonperforming assets	$44,400	$34,595
Nonperforming assets to total assets	0.45%	0.35%
Nonperforming loans to total loans	0.62%	0.47%
Allowance for credit losses to nonperforming loans	297%	381%

Changes in nonperforming assets during the three months ended September 30, 2024

(in thousands)	Balance at June 30, 2024	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at September 30, 2024
Commercial real estate:
CRE non-owner occupied	$4,882	587	(1,846)	—	—	$3,623
CRE owner occupied	3,426	—	(148)	—	—	3,278
Multifamily	—	502	—	—	—	502
Farmland	13,071	—	(104)	—	—	12,967
Total commercial real estate loans	21,379	1,089	(2,098)	—	—	20,370
Consumer
SFR 1-4 1st DT liens	5,189	878	(70)	—	—	5,997
SFR HELOCs and junior liens	3,291	1,046	(99)	—	—	4,238
Other	72	113	(4)	(64)	—	117
Total consumer loans	8,552	2,037	(173)	(64)	—	10,352
Commercial and industrial	2,623	8,631	(338)	(274)	—	10,642
Construction	63	—	(4)	—	—	59
Agriculture production	157	198	(142)	—	—	213
Leases	—	—	—	—	—	—
Total nonperforming loans	32,774	11,955	(2,755)	(338)	—	41,636
Foreclosed assets	2,493	665	(394)	—	—	2,764
Total nonperforming assets	$35,267	12,620	(3,149)	(338)	—	$44,400
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the three months ended September 30, 2024 by $9.1 million or 25.9% to $44.4 million compared to $35.3 million at June 30, 2024. The increase in nonperforming assets during the third quarter of 2024 was primarily the result of nonperforming loan pay-downs and upgrades, which totaled $2.8 million during the quarter, as well as $0.3 million in charge-offs. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the loan loss reserves associated with these loans is sufficient as of September 30, 2024.

Changes in nonperforming assets during the nine months ended September 30, 2024

(in thousands)	Balance at December 31, 2023	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at September 30, 2024
Commercial real estate:
CRE non-owner occupied	$2,024	4,211	(2,612)	—	—	$3,623
CRE owner occupied	3,994	26	(742)	—	—	3,278
Multifamily	—	502	—	—	—	502
Farmland	14,484	—	(1,517)	—	—	12,967
Total commercial real estate loans	20,502	4,739	(4,871)	—	—	20,370
Consumer
SFR 1-4 1st DT liens	2,811	3,647	(435)	(26)	—	5,997
SFR HELOCs and junior liens	3,571	1,802	(1,095)	(40)	—	4,238
Other	105	308	(35)	(261)	—	117
Total consumer loans	6,487	5,757	(1,565)	(327)	—	10,352
Commercial and industrial	2,513	10,607	(1,204)	(1,274)	—	10,642
Construction	67	9	(5)	—	(12)	59
Agriculture production	2,321	217	(875)	(1,450)	—	213
Leases	—	—	—	—	—	—
Total nonperforming loans	31,890	21,329	(8,520)	(3,051)	(12)	41,636
Foreclosed assets	2,705	442	(395)	—	12	2,764
Total nonperforming assets	$34,595	21,771	(8,915)	(3,051)	—	$44,400
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the nine months ended September 30, 2024 by $9.8 million or 28.3% to $44.4 million compared to $34.6 million at December 31, 2023. The increase in nonperforming assets during the nine months ended September 30, 2024 was primarily the result of nonperforming loan increases/down-grades, which totaled $21.3 million. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the loan loss reserves associated with these loans is sufficient as of September 30, 2024.
Loan charge-offs during the three and nine months ended September 30, 2024
In the third quarter of 2024, the Company recorded $0.4 million in loan charge-offs and $0.1 million in deposit overdraft charge-offs less $0.3 million in loan recoveries and $0.02 million in deposit overdraft recoveries, which collectively resulted in $0.1 million in net charge-offs. During the nine months ended September 30, 2024, the Company recorded $3.3 million in loan charge-offs and $0.2 million in deposit overdraft charge-offs less $0.9 million in loan recoveries and $0.1 million in deposit overdraft recoveries, which collectively resulted in $3.0 million in net charge-offs.

The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses for loans as of the dates indicated:

(in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Allowance for credit losses:
Qualitative and forecast factor allowance	$85,518	$84,291	$80,923
Cohort model allowance reserves	33,514	34,139	33,325
Allowance for individually evaluated loans	4,728	3,092	1,564
Total allowance for credit losses	$123,760	$121,522	$115,812
Allowance for credit losses for loans / total loans	1.85%	1.79%	1.73%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. Based on the current conditions of the loan portfolio, management believes that the $123.8 million allowance for loan losses at September 30, 2024 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for credit losses on loans as of the dates indicated:

(in thousands)	September 30, 2024		December 31, 2023		September 30, 2023
Commercial real estate	$71,339	57.6%	$68,864	56.7%	$66,675	57.6%
Consumer	27,504	22.2%	27,453	22.6%	26,618	23.0%
Commercial and industrial	14,453	11.7%	12,750	10.5%	12,290	10.6%
Construction	7,119	5.8%	8,856	7.3%	8,097	7.0%
Agriculture production	3,312	2.7%	3,589	2.9%	2,125	1.8%
Leases	33	0.0%	10	0.0%	7	0.0%
Total allowance for credit losses	$123,760	100.0%	$121,522	100.0%	$115,812	100.0%
The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

(in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Commercial real estate	1.59%	1.57%	1.53%
Consumer	2.14%	2.09%	2.07%
Commercial and industrial	2.98%	2.17%	2.05%
Construction	2.58%	2.55%	2.52%
Agriculture production	2.30%	2.48%	1.72%
Leases	0.44%	0.12%	0.09%
Total loans	1.85%	1.79%	1.73%

The following table summarizes the activity in the allowance for credit losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Allowance for credit losses:
Balance at beginning of period	$123,517	$117,329	$121,522	$105,680
Provision for credit losses	320	3,120	4,670	16,415
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—	—	—
CRE owner occupied	—	(3,608)	—	(3,608)
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	(26)	—
SFR HELOCs and junior liens	—	—	(41)	(42)
Other	(170)	(133)	(538)	(438)
Commercial and industrial	(274)	(1,616)	(1,274)	(3,303)
Construction	—	—	—	—
Agriculture production	—	—	(1,450)	—
Leases	—	—	—	—
Total loans charged-off	(444)	(5,357)	(3,329)	(7,391)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	—	—	—	—
CRE owner occupied	1	—	2	1
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	262	—	262
SFR HELOCs and junior liens	196	314	296	416
Other	63	52	184	129
Commercial and industrial	106	91	389	267
Construction	—	—	—	—
Agriculture production	1	1	26	33
Leases	—	—	—	—
Total recoveries of previously charged-off loans	367	720	897	1,108
Net charge-offs	(77)	(4,637)	(2,432)	(6,283)
Balance at end of period	$123,760	$115,812	$123,760	$115,812
Average total loans	$6,690,326	$6,597,400	$6,755,916	$6,493,585
Ratios (annualized):
Net (charge-offs) recoveries during period to average loans outstanding during period	—%	(0.28)%	(0.05)%	(0.13)%
Provision for credit losses to average loans outstanding during period	0.02%	0.19%	0.09%	0.34%

Foreclosed Assets, Net of Allowance for Losses
The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses, for the nine months ended September 30, 2024:

(in thousands)	Balance at December 31, 2023	Sales	Valuation Adjustments	Transfers from Loans	Balance at September 30, 2024
Land & construction	$154	$12	$39	$—	$205
Residential real estate	1,673	446	(262)	—	1,857
Commercial real estate	878	—	218	(394)	702
Total foreclosed assets	$2,705	$458	$(5)	$(394)	$2,764
Deposits
During the nine months ended September 30, 2024, the Company’s deposits increased by $203.1 million to $8.0 billion at quarter end. There were no brokered deposits included in the deposit balances as of September 30, 2024 and December 31, 2023. Estimated uninsured deposits totaled $2.5 billion and $2.4 billion as of September 30, 2024 and December 31, 2023, respectively.
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
During the three and nine months ended September 30, 2024, the Company repurchased zero and 344,324 shares with market values of $0.0 million and $12.5 million, respectively. During the three and nine months ended September 30, 2023, the Company repurchased zero and 150,000 shares with market values of zero and $7.0 million, respectively. In addition, the Company’s Tier 1 common equity and tangible capital ratios increased to 13.1% and 9.7%, respectively as of September 30, 2024, compared to 12.2% and 8.8%, respectively, as of December 31, 2023.
Total shareholders' equity increased by $64.0 million during the quarter ended September 30, 2024, as net income of $29.1 million and a $44.5 million decrease in accumulated other comprehensive losses was partially offset by cash dividend payments on common stock of approximately $10.9 million. As a result, the Company’s book value grew to $37.55 per share at September 30, 2024, compared to $32.18 at September 30, 2023. The Company’s tangible book value per share, a non-GAAP measure, calculated by subtracting goodwill and other intangible assets from total shareholders’ equity and dividing that sum by total shares outstanding, was $28.09 per share at September 30, 2024, as compared to $22.67 at September 30, 2023. As noted previously, changes in the fair value of available-for-sale investment securities, net of deferred taxes continue to create moderate levels of volatility in tangible book value per share.
Current Year Balance Sheet Change

	September 30, 2024		December 31, 2023
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total risk based capital	15.6%	10.5%	14.7%	10.5%
Tier I capital	13.8%	8.5%	12.9%	8.5%
Common equity Tier 1 capital	13.1%	7.0%	12.2%	7.0%
Leverage	11.6%	4.0%	10.7%	4.0%
See Note 10 and Note 16 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

As of September 30, 2024, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depository shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with current and prospective covenants in credit agreements.

Liquidity
The Company's primary sources of liquidity include the following for the periods indicated:

(dollars in thousands)	September 30, 2024	December 31, 2023
Borrowing capacity at correspondent banks and FRB	$2,757,640	$2,921,525
Less: borrowings outstanding	(250,000)	(600,000)
Unpledged available-for-sale investment securities	1,312,745	1,558,506
Cash held or in transit with FRB	274,908	51,253
Total primary liquidity	$4,095,293	$3,931,284
At September 30, 2024, the Company's primary sources of liquidity represented 51% of total deposits and 163% of estimated total uninsured (excluding collateralized municipal deposits and intercompany balances) deposits, respectively. As secondary sources of liquidity, the Company's held-to-maturity investment securities had a fair value of $112.0 million, including approximately $5.3 million in net unrealized losses.
The Company’s profitability during the first nine months of 2024 generated cash flows from operations of $85.5 million compared to $102.4 million during the first nine months of 2023. Net cash from investing activities was $345.0 million for the nine months ended September 30, 2024, compared to net cash from investing activities of $13.6 million during the nine months ending 2023. Financing activities used $209.0 million during the nine months ended September 30, 2024, compared to $84.9 million during the nine months ended September 30, 2023.
The changes in contractual obligations of the Company and Bank, to include but not limited to term subordinated debt, operating leases, deferred compensation and supplemental retirement plans as well as off-balance sheet commitments such as unfunded loans and letters of credit, are consistent with similar balances or totals as of December 31, 2023.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments, which have historically included dividends to shareholders, scheduled debt service payments, and general operations. Shareholder dividends are expected to continue subject to the Board’s discretion and management's continuing evaluation of capital levels, earnings, asset quality and other factors. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to cover the Company's cash flow needs. However, the Company and its ability to generate liquidity through either the issuance of stock or debt, also serves as a potential source of strength for the Bank. Dividends paid by the Company to holders of its common stock used $32.8 million and $29.9 million of cash during the nine months ended September 30, 2024 and 2023, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

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

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net interest margin
Acquired loans discount accretion, net:
Amount (included in interest income)	$1,018	$1,324	$3,200	$4,192
Effect on average loan yield	0.06%	0.08%	0.06%	0.09%
Effect on net interest margin (FTE)	0.05%	0.06%	0.05%	0.06%
Net interest margin (FTE)	3.71%	3.88%	3.69%	4.01%
Net interest margin less effect of acquired loan discount accretion (Non-GAAP)	3.66%	3.82%	3.64%	3.95%

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Pre-tax pre-provision return on average assets or equity
Net income (GAAP)	$29,051	$30,590	$85,834	$91,315
Exclude provision for income taxes	10,348	11,484	30,382	33,190
Exclude provision for credit losses	220	4,155	4,930	18,000
Net income before income tax and provision expense (Non-GAAP)	$39,619	$46,229	$121,146	$142,505

Average assets (GAAP)	$9,666,979	$9,874,240	$9,767,965	$9,867,099
Average equity (GAAP)	$1,214,510	$1,112,404	$1,186,245	$1,104,122

Return on average assets (GAAP) (annualized)	1.20%	1.23%	1.17%	1.24%
Pre-tax pre-provision return on average assets (Non-GAAP) (annualized)	1.63%	1.86%	1.66%	1.93%
Return on average equity (GAAP) (annualized)	9.52%	10.91%	9.67%	11.06%
Pre-tax pre-provision return on average equity (Non-GAAP) (annualized)	12.98%	16.49%	13.64%	17.26%

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Return on tangible common equity
Average total shareholders' equity	$1,214,510	$1,112,404	$1,186,245	$1,104,122
Exclude average goodwill	304,442	304,442	304,442	304,442
Exclude average other intangibles	8,093	12,563	9,098	14,219
Average tangible common equity (Non-GAAP)	$901,975	$795,399	$872,705	$785,461

Net income (GAAP)	$29,051	$30,590	$85,834	$91,315
Exclude amortization of intangible assets, net of tax effect	725	1,120	2,175	3,453
Tangible net income available to common shareholders (Non-GAAP)	$29,776	$31,710	$88,009	$94,768

Return on average equity (GAAP) (annualized)	9.52%	10.91%	9.67%	11.06%
Return on average tangible common equity (Non-GAAP)	13.13%	15.82%	13.47%	16.13%

	As of
(dollars in thousands)	September 30, 2024	December 31, 2023
Tangible shareholders' equity to tangible assets
Shareholders' equity (GAAP)	$1,239,015	$1,159,682
Exclude goodwill and other intangible assets, net	311,904	314,994
Tangible shareholders' equity (Non-GAAP)	$927,111	$844,688

Total assets (GAAP)	$9,823,890	$9,910,089
Exclude goodwill and other intangible assets, net	311,904	314,994
Total tangible assets (Non-GAAP)	$9,511,986	$9,595,095

Shareholders' equity to total assets (GAAP)	12.61%	11.70%
Tangible shareholders' equity to tangible assets (Non-GAAP)	9.75%	8.80%

	As of
(dollars in thousands)	September 30, 2024	December 31, 2023
Tangible common shareholders' equity per share
Tangible shareholders' equity (Non-GAAP)	$927,111	$844,688

Common shares outstanding at end of period	33,000,508	33,268,102

Common shareholders' equity (book value) per share (GAAP)	$37.55	$34.86
Tangible common shareholders' equity (tangible book value) per share (Non-GAAP)	$28.09	$25.39

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates as well as the mix shift of interest earning assets and interest bearing liabilities occurring subsequent to December 31, 2023, the following update of the Company’s assessment of market risk as of September 30, 2024 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2023.
As of September 30, 2024, the Company's loan portfolio consisted of approximately $6.7 billion in outstanding principal with a weighted average coupon rate of 5.49%. During the three-month periods ending September 30, 2024, June 30, 2024, and September 30, 2023, the weighted average coupon on loan production in the quarter was 7.63%, 7.98% and 7.31%, respectively. Included in the September 30, 2024, total loans are adjustable rate loans totaling $4.2 billion, of which, $891.6 million are considered floating based on the Wall Street Prime index. In addition, the Company holds certain investment securities with fair values totaling $371.1 million which are subject to repricing on not less than a quarterly basis.
Management funds the acquisition of nearly all of its earning assets through its core deposit gathering activities. As of September 30, 2024, non-interest bearing deposits represented 31.7% of total deposits. Further, during the quarter ended September 30, 2024, the cost of interest bearing deposits were 2.23% and the cost of total deposits were 1.52%. With the intent of stabilizing or increasing net interest income, management intends to continue to deploy its excess liquidity and/or seek to migrate certain earning assets into higher yielding categories. However, in situations where deposit balances contract, management may rely upon various borrowing facilities or the use of brokered deposits. Through the third quarter of 2024 and during the entire 2023 year, management did not utilize any brokered deposits. Management did however utilize borrowing lines from the FHLB, both overnight and term structured up to 12 months, due to expectations that such borrowings will be needed through the remainder of the year and into 2025 to support earning asset strategies.
As of September 30, 2024 the overnight Federal funds effective rate, the rate primarily used in these interest rate shock scenarios, was 4.83%. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve month period utilizing a interest sensitivity (GAP) analysis based on the Company's specific mix of interest earning assets and interest bearing liabilities as of September 30, 2024.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+300 (shock)	(7.4)%	(5.6)%
+200 (shock)	(5.0)%	(3.7)%
+100 (shock)	(2.4)%	(0.8)%
+ 0 (flat)	—	—
-100 (shock)	0.2%	(2.8)%
-200 (shock)	0.1%	(9.6)%
-300 (shock)	1.5%	(20.8)%

Item 4.    Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.
During the three months ended September 30, 2024, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs at period end (2)
July 1-31, 2024	1,551	$42.98	—	865,478
August 1-31, 2024	—	—	—	865,478
September 1-30, 2024	—	—	—	865,478
Total	1,551	$42.98	—
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

Item 5 — Other Information

Rule 10b5-1 Trading Arrangements

(a) TriCo Bancshares (the “Company”) adopted a form of Restricted Stock Unit Award Agreement (the “RSU Agreement”) and a form of Performance Award Agreement (the “PSU Agreement”) to be used to document grants of awards to executives made under the 2019 Equity Incentive Plan (the “Plan”) during 2024. The agreements were signed by the executives on November 6, 2024.

The RSU Agreement provides that awards of restricted stock units (“RSUs”) vest in three equal annual installments. RSUs vest automatically upon a recipient’s employment termination due to death or disability.

The PSU Agreement provides that performance stock units (“PSUs”) vest in a single tranche three years after the grant date. The number of PSUs earned upon vesting depends on the total shareholder return for the Company’s common stock relative to the KBW Nasdaq Regional Banking Index over a three-year performance period beginning on the date of grant. The actual number of shares earned on vesting ranges from 0% to 150% of the target number granted, depending on the performance of the Company’s common stock compared to the index over the performance period. Upon a recipient’s employment termination due to death or disability, the final day of the performance period will be adjusted to be the executive’s termination date and a pro rata portion of the PSUs will vest based on the portion of the original three-year performance period elapsed. In the event of a change of control, the performance period will be adjusted to end the day immediately prior to the change of control and a pro rata portion of the PSUs will vest based on the portion of the original three-year performance period elapsed, provided that if the recipient is terminated within 12 months of the date of the change of control, the recipient shall instead be entitled to 100% of the number of PSU determined as of the end of the adjusted performance period.

The RSU Agreement and PSU Agreement further provide that if an executive recipient having at least six full years of service with the Company retires from employment at age 62 or greater, a percentage of the outstanding and unvested equity awards granted by the Company pursuant to these agreements will continue to vest following retirement, subject to certain conditions, including that (1) the participant provides at least 9 months written notice of their intent to retire, (2) the Company determines that the continued vesting is appropriate, based on the recipient’s performance and (3) the recipient executes of a release of claims in favor of the Company. The percentage of the awards entitled to post-retirement vesting is based on the number of full years of service with the Company that participant has completed at retirement and ranges from 20% (with six full years of service) to 100% (with 10 or more full years of service), provided that if the Company’s pre-tax, pre-provision income is negative for any of the four quarters immediately preceding the participant’s retirement, the number of awards entitled to post-retirement vesting will be reduced by 25%.

This summary of the RSU Agreement and the PSU Agreement does not purport to be complete and is qualified in its entirety by reference to the forms such agreements filed as exhibits to this report. Form of these agreements are included as exhibits 10.2 and 10.4 to this Form 10-Q.

(b) N/A

(c) During the three and nine months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in item 408 of Regulation S-K) for the purchase or sale of the Company's common stock.
Item 6 – Exhibits
EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Executives pursuant to TriCo’s 2019 Equity Incentive Plan

10.2	Form of Restricted Stock Unit Agreement and Grant Notice for Executives pursuant to TriCo’s 2019 Equity Incentive Plan

10.3	Form of Performance Award Agreement and Grant Notice for Non-Executives pursuant to TriCo’s 2019 Equity Incentive Plan

10.4	Form of Performance Award Agreement and Grant Notice for Executives pursuant to TriCo’s 2019 Equity Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES
(Registrant)

Date: November 7, 2024	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)