Form 10-K
period 2024-12-31
TRICO BANCSHARES /
filed 2025-03-03
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________
FORM 10-K
_____________________
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes         ☒  No
The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2024, was approximately $1.4 billion.
The number of shares outstanding of Registrant’s common stock, as of February 28, 2025, was 32,970,425.
DOCUMENTS INCORPORATED BY REFERENCE
The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 22, 2025, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

GLOSSARY OF ACRONYMS AND TERMS

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
CARES	Coronavirus Aid, Relief and Economic Security Act
CDs	Certificates of Deposit
CDI	Core Deposit Intangible
CECL	Current Expected Credit Loss
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus Disease
CRE	Commercial Real Estate
CMO	Collateralized mortgage obligation
DFPI	State Department of Financial Protection and Innovation
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDIA	Federal Deposit Insurance Act
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Board
FTE	Fully taxable equivalent
GAAP	Generally Accepted Accounting Principles (United States of America)
HELOC	Home equity line of credit
HTM	Held-to-Maturity
LIBOR	London Interbank Offered Rate
NIM	Net interest margin
NPA	Nonperforming assets
OCI	Other comprehensive income
PCD	Purchase Credit Deteriorated
PPP	Paycheck Protection Program
ROUA	Right-of-Use Asset
RSU	Restricted Stock Unit
SBA	Small Business Administration
SERP	Supplemental Executive Retirement Plan
SFR	Single Family Residence
SOFR	Secured Overnight Financing Rate
TDR	Troubled Debt Restructuring
VRB	Valley Republic Bancorp
XBRL	eXtensible Business Reporting Language

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

Tri Counties Bank
The Bank was organized in 1975 and had total assets of approximately $9.7 billion at December 31, 2024. Based in Chico, California, the Bank offers an extensive and competitive breadth of consumer, small business and commercial banking services through its network of stand-alone and in-store branches in communities throughout California. The Bank focuses on relationships and personal contact, emphasizing its Service with Solutions®. In addition to its California community bank network, the Bank provides advanced online and mobile banking, a shared nationwide network of over 40,000 surcharge-free ATMs, and bankers available by phone 7 days per week.
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
The Bank offers a variety of banking and financial services to both personal, small business and commercial customers. In many instances the owners or stakeholders of the business and commercial customers are also personal customers. The industries that we serve are diverse in both number and type and include, but are not limited to, manufacturing, real estate development, retail, wholesale, transportation, agriculture, commerce, oil & gas, and professional services. The majority of the Bank’s loans are direct loans made to individuals and businesses in California where its branches or business lending centers are located. At December 31, 2024, the Bank’s consumer loans net of deferred fees outstanding were $1.3 billion (18.9%), commercial and industrial loans outstanding were $471.3 million (7.1%), real estate construction loans of $279.9 million (4.1%), and commercial real estate loans were $4.6 billion (67.6%) of total loans. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.
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

2 TriCo Bancshares 2024 10-K

Human Capital Resources

At December 31, 2024, we employed 1,201 persons. Full time equivalent employees numbered 1,172. Additionally, we at times will utilize temporary personnel to supplement our workforce. None of our employees are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are good.

Our employees are critical to our success and competition for qualified banking personnel has historically been intense; therefore, our corporate culture is an important element of our board of directors' oversight of risk. Senior management is responsible for embodying, maintaining, and communicating our culture to employees. In that regard, our culture is designed to promote our commitment to improving the livelihood of our employees and guides us in making decisions throughout the Company. Our culture adheres to TriCo’s values of trust, respect, integrity, communication and opportunity. We expect our people to treat each other and our customers with the highest level of honesty and respect and to do the right thing. We strive to be a force for good in everyday life. We dedicate resources to provide a safe and inclusive workplace; promoting diversity of thought and perspective, attracting and retaining diverse talent, and promoting our values by recognizing employees for both the results they deliver and how they achieve them. We offer professional growth opportunities through various training and development programs. We aim to engage our workforce through proactive listening, career conversations, performance discussions, and employee surveys.

We attract and retain employees by offering competitive compensation and benefit programs, considering the position’s location and responsibilities. Our benefits include employer subsidized health insurance, wellness initiatives, employee assistance programs, tuition reimbursement, a 401(k) retirement plan and an employee stock ownership plan. In addition, we offer a portfolio of additional services and tools to support our employees’ health and well-being.

We encourage our team members to share their talents in their communities through volunteer activities in education, economic development, human and health services, and community reinvestment. During 2024, our team members logged more than 11,000 volunteer hours, supporting more than 350 organizations, and almost 4,700 of those hours were for the benefit of community development efforts to support programs and services to low- or moderate-income communities.

We strive to have a workforce that reflects the communities we serve and continue to promote diversity in leadership roles. We are dedicated to providing an inclusive, supportive, and discrimination-free workplace. We recognize employees based on their individual and departmental results, as well as overall Company results.

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

3 TriCo Bancshares 2024 10-K

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created the Consumer Financial Protection Bureau (the “CFPB”) as an independent entity with broad rulemaking, supervisory and enforcement authority over consumer financial products and services. In addition, the CFPB is authorized to investigate consumer complaints and enforce rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions, including the Bank. Banks with $10 billion or more in assets are subject to examination by the CFPB, while banks with less than $10 billion in assets, including the Bank, continue to be examined for compliance with federal consumer laws by their primary federal banking agency. At December 31, 2024, the Company had $9.7 billion in total assets. See the Risk Factors section for a discussion of some of the risks the Bank will encounter when it exceeds $10 billion in assets as of a December 31 annual measurement date.

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

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy (Executive Order 14036). Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHC Act and the Bank Merger Act and adopt a plan for revitalization of such practices. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized and the prospects for such action are uncertain at this time; however, the adoption of more expansive or prescriptive standards may have a negative impact on any future acquisition activities. As of the date of this filing, Executive Order 14036 has not been revoked; however, it is uncertain how this order will be administered under the Trump Administration.

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

If a federal bank regulatory agency determines that a depository institution fails to meet any standard established by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. The agencies may elect to initiate enforcement actions in certain cases rather than relying on a plan, particularly where an institution has failed to comply with an acceptable plan or where a failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

Dividends, Distributions and Stock Repurchases

4 TriCo Bancshares 2024 10-K

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

The primary source of funds for payment of dividends by TriCo to its shareholders has been and will be the receipt of dividends. TriCo’s ability to receive dividends from the Bank is limited by applicable state and federal law. Under the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). However, with the prior approval of the Commissioner of the DPFI, a bank may pay cash dividends in an amount not to exceed the greatest of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. However, if the DPFI finds that the shareholders’ equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound, the Commissioner may order the bank not to pay a dividend to shareholders.

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

On October 24, 2023, the FRB, OCC and FDIC issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets. Most provisions of the final rule were to become effective on January 1, 2026, and the data reporting requirements were to become effective on January 1, 2027. Several banking industry groups filed a lawsuit seeking to invalidate the CRA final rule, in which they argued that the federal banking agencies exceeded their statutory authority in adopting the CRA final rule. In March 2024, a federal judge granted an injunction to extend the CRA final rule’s effective date, originally set for April 1, 2024. The effective date will be extended each day the injunction remains in place, pending the resolution of the lawsuit.

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
5 TriCo Bancshares 2024 10-K

•The Real Estate Settlement Procedures Act requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

The CFPB has broad rule making authority for a wide range of consumer financial laws that apply to all banks, including, among other things, laws relating to fair lending and the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has promulgated many mortgage-related rules, including rules related to requirements for "qualified mortgages," standards by which lenders must satisfy themselves of a borrower's ability to repay a mortgage loan, mortgage servicing standards, disclosure requirements, loan originator compensation standards, high-cost mortgage requirements, HMDA requirements, and appraisal and escrow standards for higher priced mortgages. The mortgage-related rules issued by the CFPB have materially restructured the origination, servicing, and securitization of residential mortgages in the United States. The CFPB has also taken positions on fair lending, including applying the disparate impact theory in auto financing, which could make it harder for lenders, such as the Bank, to charge different rates or apply different terms to loans to different customers. The CFPB’ rules and policies have impacted, and will continue to impact, the business practices of mortgage lenders, including the Bank.

In October 2024, the CFPB issued a final rule that requires a provider of payment accounts or products, such as a bank, to make data available to consumers, free upon request, regarding the products or services they obtain from the provider. Any such data provider is also required to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance, and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The final rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. Banks with over $10 billion and less than $250 billion in total assets must comply with the new requirements by April 1, 2027.

In December 2024, the CFPB issued a final rule that amends Regulation Z, which implements the Truth in Lending Act, to apply to overdraft credit provided by insured depository institutions with more than $10 billion in total assets. The final rule is scheduled to go into effect on October 1, 2025. Under the final rule, covered institutions, including the Bank, would be allowed to choose to offer overdrafts as a courtesy overdraft service or as a line of credit. If the courtesy overdraft option is chosen, overdrafts would remain exempt from Regulation Z, as long as fees charged are based on the higher of an institutions breakeven point derived from its own costs and losses, or a benchmark fee of $5 established by the CFPB. If the overdraft line of credit option is chosen, overdrafts would be considered a loan subject to Regulation Z, and therefore, subject to account opening and loan disclosures, required to be held in an account separate from the customer’s checking or transaction account, and may not be conditioned on preauthorized electronic funds transfers. Several banking industry groups filed a lawsuit seeking to invalidate the final rule, in which they argued that the CFPB exceeded its statutory authority in adopting the final rule. The court has not yet ruled on the merits of the lawsuit nor granted a preliminary injunction. We continue to evaluate this rulemaking and assess its potential impact on the Company and the Bank in the event we exceed $10 billion in total assets.

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

Penalties for violations of the above laws may include fines, reimbursements, injunctive relief and other penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.
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
6 TriCo Bancshares 2024 10-K

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

State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and many states, including California, have recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.

Cybersecurity

The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties. In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material with periodic updates as to the status of the incident in subsequent filings, as necessary.

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

Recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution. Further, our service providers have obligations to safeguard their systems and sensitive information and we may be bound contractually and/or by regulation to comply with the same requirements. If the Company or its service providers fail to comply with applicable regulations and contractual requirements, we could be exposed to lawsuits, governmental proceedings or the imposition of fines, among other consequences.

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
7 TriCo Bancshares 2024 10-K

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

We believe that we were in compliance with the requirements of the Basel III capital rules applicable to us as of December 31, 2024. For a discussion of the regulatory capital requirements, see “Note 26 – Regulatory Matters” to the consolidated financial statements at Part II, Item 8 of this report.

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

In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment was expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC’s amended restoration plan.

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of bank failures earlier that year and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion of deposits at an institution) and was assessed at a quarterly rate of 3.36 basis points over eight quarterly assessment periods, beginning in the first quarter of 2024. In June 2024, due to the increased estimate of losses, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. The Bank’s uninsured deposits were below the threshold and therefore is not required to pay the special assessment. This updated assessment was made under the FDIC’s final rule whereby the estimated loss pursuant to the systemic risk determination can be periodically adjusted. The FDIC has also retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment. The special assessments are tax deductible. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

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

8 TriCo Bancshares 2024 10-K

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

As of December 31, 2024, our C&D concentration as a percentage of capital totaled 22.2% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 296.2%

Bank Secrecy Act / Anti-Money Laundering

The Bank Secrecy Act of 1970 and the USA Patriot Act of 2001 require financial institutions to develop policies, procedures, and practices to prevent and deter money laundering ("BSA/AML"), and mandate that every bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA/AML laws. The program must, at a minimum: (1) provide for a system of internal controls to assure ongoing compliance; (2) provide for independent testing for compliance; (3) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (4) provide training fo r appropriate personnel. In addition, banks are required to adopt a customer identification program, performing ongoing customer due diligence to understand the nature and purpose of customer relationships for the purpose of developing customer risk profiles and file reports regarding known or suspected violations of federal law or suspicious transactions.

On December 3, 2019, three federal banking agencies and the Financial Crimes Enforcement Network (“FinCEN”) issued a joint statement clarifying the compliance procedures and reporting requirements that banks must file for customers engaged in the growth or cultivation of hemp, including a clear statement that banks need not file a SAR on customers engaged in the growth or cultivation of hemp in accordance with applicable laws and regulations. This statement does not apply to cannabis-related business; thus, the statement only pertains to customers who are lawfully growing or cultivating hemp and are not otherwise engaged in unlawful or suspicious activity. On September 24, 2024, the California Governor announced emergency regulations to protect children and teens from the adverse effects of dangerous intoxicating hemp products are now in effect. Retailers must cease selling any industrial hemp food, beverage or dietary product intended for human consumption if there is any detectable THC or other intoxicating cannabinoids per serving. We are evaluating the impact of these regulations on our compliance operations.

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

9 TriCo Bancshares 2024 10-K

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

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. FRB rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. In October 2023, the Federal Reserve issued a proposed rule under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents per debit card transaction. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the FRB from large debit card issuers. The Bank is currently not subject to these restrictions or those proposed, however if our assets exceed $10 billion or more at December 31, 2025, these rules, if adopted, would be applicable to the Bank in July 2026. The extent to which any such proposed changes in permissible interchange fees will impact our future revenues is currently uncertain.

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

Pursuant to the Dodd-Frank Act, in 2023, effective October 2, 2023, the Nasdaq Stock Market adopted a rule requiring listed companies to adopt policies to recover or "clawback" excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. We adopted a compensation clawback policy pursuant to the listing standards that is included as Exhibit 97.1 to this report.

The scope and content of the U.S. banking regulators’ policies on executive compensation may continue to evolve in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Climate-Related and Other ESG Developments

In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions' and other companies' risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance ("ESG") matters. In addition, several states, including California, have enacted or proposed statutes or regulations addressing climate change and other ESG issues, while other states have enacted or proposed “anti-ESG” statutes or regulations.

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
10 TriCo Bancshares 2024 10-K

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

Future Legislation and Regulation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the way existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although any change could impact the regulatory structure under which we or our competitors operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to our business strategy, and limit our ability to pursue business opportunities in an efficient manner. It could also affect our competitors differently than us, including in a manner that would make them more competitive. A change in statutes, regulations or regulatory policies applicable to us could have a material, adverse effect on our business, financial condition and results of operations.

President Trump has issued many executive orders that could impact our operations. We are evaluating the orders to determine if any would have material impact on our financial condition or results of operations.

ITEM 1A.    RISK FACTORS

An investment in our securities is subject to certain risks. In addition to the other information in this report, investors should carefully consider the following discussion of significant risks and uncertainties before making investment decisions about our securities. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results) liquidity, and stock price. Any of these risk factors could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations.

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
11 TriCo Bancshares 2024 10-K

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

Like other financial institutions, we maintain an allowance for credit losses to provide for loan defaults and non-performance. Our allowance for credit losses may not be adequate to cover actual loan losses, and future provisions for loan losses would reduce our earnings and could materially and adversely affect our business, financial condition and results of operations. Our allowance for credit losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and actual and forecast economic factors. Determining an appropriate level of allowance is an inherently difficult process and is based on numerous assumptions. The actual amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, unemployment and a number of other economic conditions that may be beyond our control and these losses may exceed current estimates. Effective January 1, 2020, we implemented a new accounting standard, “Measurement of Credit Losses on Financial Instruments,” commonly referred to as the “Current Expected Credit Losses” standard, or “CECL.” CECL changed the allowance for credit losses methodology from an incurred loss concept to an expected loss concept, which is more dependent on future economic forecasts, assumptions and models than previous methodology, which could result in increases and add volatility to our allowance for credit losses and future provisions for loan losses. These forecasts, assumptions and models are inherently uncertain and are based upon our management’s reasonable judgment in light of information currently available.

In addition to periodic reviews completed by management and independent third parties retained by us, Federal and state bank regulatory agencies, as an integral part of their examination process, review our loans and allowance for credit losses. While we believe that our allowance for credit losses is adequate to cover estimated future losses, we cannot assure you that we will not increase the allowance for credit losses further or that the allowance will be adequate to absorb credit losses we actually incur. Credit losses in excess of our allowance or addition provisions to our allowance would reduce our net income and capital, potentially materially.

Our business may be adversely affected by business conditions in California.

We conduct most of our business in California. As a result of this geographic concentration, our financial results may be impacted by economic conditions in California. Deterioration in the economic conditions in California could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows:

•problem assets and foreclosures may increase,
•demand for our products and services may decline,
•low cost or non-interest-bearing deposits may continue to decrease, and
•collateral for loans made by us, especially real estate, may experience a decline in value and/or cash flows, in turn reducing customers’ borrowing or repayment ability, and reducing the value of assets and collateral associated with our existing loans.

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

Our operations and our customer base are primarily located in California where natural and other disasters may occur. California is vulnerable to natural disasters and other risks, such as earthquakes, fires, droughts and floods, the nature and severity of which may be impacted by climate change. These types of natural catastrophic events have at times disrupted the local economies, our business and customers in these regions. Such events could also affect the stability of our deposit base, impact real estate values, impair the ability of borrowers to obtain adequate insurance or repay outstanding loans, impair the value of collateral securing loans and cause significant property damage, result in losses of revenue and/or cause us to incur additional expenses. In addition, catastrophic events occurring in other regions of the world may have an impact on our customers and in turn, on us. Our business continuity and disaster recovery plans may not be successful upon the occurrence of one of these scenarios, and a significant catastrophic event anywhere in the world could materially adversely affect our operating results.

A significant majority of the loans in our portfolio are secured by California real estate and a decline in real estate values could hurt our business.

A downturn in real estate values in the markets which we conduct our business in California could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies. As real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral could then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2024, approximately 92.8% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California; therefore, if there is a significant adverse decline in real estate values in California, the collateral for our loans will provide less security. Any such decline could have a material adverse effect on our business, financial condition and results of operations.

12 TriCo Bancshares 2024 10-K

We have significant exposure to risks associated with commercial real estate lending.

A substantial portion of our loan portfolio consists of commercial real estate loans. As of December 31, 2024, we had approximately $4.6 billion of commercial real estate loans outstanding, which represented approximately 67.6% of our total loan portfolio. Consequently, commercial real estate-related credit risks are a significant concern for us. Commercial real estate loans are generally viewed as having more risk of default than some other types of loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. In addition, these loans often involve larger loan balances to single borrowers or groups of related borrowers compared with other types of loans. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic, which has been a catalyst for the evolution of various remote work options which could impact the vacancy rates and the long-term vacancy performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

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

Our ability to compete successfully depends on a number of factors, including, among other things, (i) the ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets; (ii) the ability to expand within our marketplace and with our market position; (iii) the scope, relevance and pricing of products and services offered to meet customer needs and demands; (iv) the rate at which we introduce new products and services relative to our competitors; (v) customer satisfaction with our level of service; and (vi) industry and general economic trends. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

13 TriCo Bancshares 2024 10-K

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

Adverse changes in economic or market conditions, including health related events, may hurt our businesses.

Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Conditions such as an economic recession, pandemics, rising unemployment, adverse immigration policies impacting the labor market (notably agriculture), inflation, changes in interest rates, declines in asset values and other factors beyond our control may adversely affect our asset quality, deposit levels and our net income. Adverse changes in the economy may also have a negative effect on the demand for new loans and the ability of our existing borrowers to make timely repayments of their loans, which could adversely impact our growth and earnings. Economic and market conditions may also be affected by political developments in the U.S. and other countries and global conflicts, such the conflicts in Ukraine and the Middle East. Uncertainty about the federal fiscal policymaking process, the fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. While the effects of COVID have reduced, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, employment and labor markets and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, and human capital, as described in this document.

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

During the first half of 2023, the financial services industry was negatively affected by three bank failures. These events caused general uncertainty and concern regarding the adequacy of liquidity within the banking sector as a whole and have decreased investor and customer confidence in banks, notably with regard to mid-sized and larger regional banks. Although we were not directly affected by these bank failures, the resulting speed and ease in which news or rumors, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions caused the stock prices of many financial institutions to become volatile, in particular regional, as well as community banks like us. Notably, the Company’s share price decreased by 17% during the month of March 2023, consistent with other community banking organizations. According to data published by the FRB, deposits at domestic commercial banks decreased by approximately $280 billion between the end of February 2023 and the week ended March 29, 2023. The Bank’s deposits decreased by $162 million during this period, which was a decrease of 2%. Customers may choose to maintain deposits with larger financial institutions or in other higher yielding alternatives, which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations.

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

14 TriCo Bancshares 2024 10-K

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Our profitability is dependent to a large extent on our net interest income, which is the difference between interest income we earn as a result of interest paid to us on loans and investments and interest we pay to third-parties such as our depositors and those from which we borrow funds. Like most financial institutions, we are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, (iii) the average duration of our securities portfolio, (iv) the value of our loan servicing rights, and (v) the slope of the overall yield curve and its impact on the value of the investment portfolio and reinvestment income. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and investments, our net interest income, and earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and investments fall more quickly than the interest rates paid on deposits and other borrowings.

After an extended period at a target rate of 0-0.25%, the Federal Reserve Board began aggressively increasing interest rates in March 2022 and continuing into 2023 with increases of 25 basis points in February, March, May, and July 2023. Most recently, the Federal Reserve Board decreased interest rates 50 basis points in September and 25 basis points in November and December 2024, respectively, resulting in a target rate range of 4.25% to 4.50% at December 31, 2024. Today, there continues to be uncertainty regarding future interest rates. Increases in interest rates can have negative impacts on our business, including reducing our customers’ desire to borrow money from us or adversely affecting their ability to repay their outstanding loans by increasing their debt obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of non-performing assets would increase, producing an adverse effect on operating results. Asset values, especially commercial real estate as collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates. Conversely, decreases in interest rates can affect the amount of interest we earn on our loans and investment securities, which could have a material adverse effect on our financial condition and results of operations. Elevated inflation and expectations for elevated future inflation can adversely impact economic growth, consumer and business confidence, and our financial condition and results. In addition, elevated inflation may cause unexpected changes in monetary policies and actions which may adversely affect confidence and the economy. Although we have implemented strategies that we believe reduce the potential effects of adverse changes in interest rates on our results of operations, these strategies may not always be successful. Any of these events could adversely affect our results of operations, financial condition and liquidity.

Reduction in the value, or impairment of our investment securities, can impact our earnings and common shareholders’ equity.

We maintained a balance of $2.0 billion, or approximately 21.1% of our assets, in investment securities at December 31, 2024. Changes in market interest rates can affect the fair value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income unless the security is sold, it does result in an unrealized loss recorded in accumulated other comprehensive income that can reduce our common stockholders’ equity. Further, we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

If we are required to sell securities to meet liquidity needs, we could realize significant losses.

As a result of increases in interest rates in 2023 and most of 2024, the market values of previously issued government and other debt securities declined in value, resulting in unrealized losses in our securities portfolio. While we anticipate that the scheduled cash flows generated from our investment portfolio will be adequate to support the liquidity needs of the Company, if we were required to sell these securities to expedite the generation of cash flows to meet liquidity needs, we may be required to realize significant losses, which could impair our capital and financial condition and adversely affect our results of operations. Further, while we have taken actions to maximize our sources of liquidity, there is no guarantee that such sources will be available or sufficient in the event of sudden liquidity needs.

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
15 TriCo Bancshares 2024 10-K

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

While there have been significant revisions to the laws and regulations applicable to us that have been finalized in recent years, there are other rules to implement changes that have yet to be proposed or enacted by our regulators. The final timing, scope and impact of these changes to the regulatory framework applicable to financial institutions remains uncertain. Uncertainty exists with respect to new laws or regulations or changes in the interpretation or enforcement of existing laws or regulations, including potential deregulation in some areas. In addition, litigation challenging actions or regulations by federal or state authorities could, depending on the outcome, significantly affect the regulatory and supervisory framework affecting our operations. For more information on regulations to which we are subject and recent initiatives to reform financial institution regulation, see the “Regulation and Supervision” section in Item 1.

Risks Related to Our Growth and Expansion

Goodwill resulting from acquisitions may adversely affect our results of operations.

Our balance sheet contains a substantial level of goodwill and other intangible assets as a result of our acquisitions. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by U.S. GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

Potential acquisitions may disrupt our business and dilute shareholder value, we may not be able to successfully consummate or integrate such acquisitions, and we may not realize the anticipated benefits contemplated when pursuing a potential acquisition.

We may acquire other financial institutions, or branches or assets of other financial institutions, in the future. We may also open new branches and enter into new lines of business or offer new products or services either through organic expansion, mergers, acquisitions or similar corporate transactions. Any such expansion of our business will involve a number of expenses and risks, which may include:

•the time and expense associated with identifying and evaluating potential expansions;
•the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to the target company;
•potential exposure to unknown or contingent liabilities of the target company;
•exposure to potential asset quality issues of the target company;
•difficulty and expense of integrating the operations and personnel of the target company;
•difficulty or added costs in the wind-down of non-strategic operations;
•potential disruption to our business;
•potential diversion of our management’s time and attention;
•the possible loss of key employees and customers of the target company;
•difficulty in estimating the value (including goodwill) of the target company;
•difficulty in receiving appropriate regulatory approval for any proposed transaction; and
16 TriCo Bancshares 2024 10-K

•potential changes in banking, tax or other laws or regulations or accounting rules that may affect the target company or our realization of any anticipated benefits or accretive shareholder value from undertaking such expansion.

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. Acquisitions could involve the payment of a premium over book and market values, and, therefore, dilution of our tangible book value and net income per common share may occur in connection with any such transaction. Furthermore, any difficulty integrating businesses acquired as a result of a merger or acquisition and the failure to realize the expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from an acquisition could have an impact on our liquidity, results of operations and financial condition and any such integration could divert management’s time and attention from managing our company in an effective manner.

Any merger or acquisition opportunity that we decide to pursue will ultimately be subject to regulatory approval or other closing conditions. We may expend substantial time and resources pursuing potential acquisitions which may not be consummated in a timely manner, or at all, because regulatory approval or other closing requirements are not satisfied. Additionally, the banking regulators and applicable laws and regulations may restrict our ability to engage in acquisitions under certain circumstances.

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

An insured depository institution with $10 billion or more in total assets is subject to supervision, examination, and enforcement with respect to consumer protection laws by the CFPB rather than its primary federal banking regulator. Under its current policies, the CFPB will assert jurisdiction in the first quarter after an insured depository institution’s call reports show total consolidated assets of $10 billion or more for four consecutive quarters. The Bank had slightly less than $10 billion in total assets at December 31, 2024, so it is possible that with only modest growth, the CFPB, instead of the FDIC, may soon have primary examination and enforcement authority over the Bank. As an independent bureau focused solely on consumer financial protection, the CFPB may interpret or enforce consumer protection laws more strictly or severely than the FDIC.

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

17 TriCo Bancshares 2024 10-K

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

We have supported our growth through the prior issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2024, we had outstanding trust preferred securities and accompanying junior subordinated debentures with principal amount of $98.9 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

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
18 TriCo Bancshares 2024 10-K

The Bank worked with third-party forensic investigators to understand the nature and scope of the incident and to determine what and how much information was impacted. The Bank determined that its internal computer network had been infected with malware which prevented access to certain files on the network. Through its investigation, the Bank determined that an unauthorized actor illegally accessed and acquired data from certain systems, including the personal information of approximately 75,000 individuals, including certain current and former customers, individuals related to current and former customers, current and former employees and their dependents, and others. While the information impacted varied by individual, the types of information that were impacted included name, social security number, driver’s license number, state identification number, financial account information, medical information, health insurance information, date of birth, passport number, digital/electronic signature, tax information, tax identification number, access credentials, and mother’s maiden name. The Bank notified and will continue to notify impacted individuals consistent with state and federal requirements and the Bank is offering impacted individuals credit restoration services and 24 months of credit monitoring services at no cost. The Bank issued a press release regarding this event and posted notice of this event on its website.
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

The Company, our customers, our vendors, and other third parties have experienced security breaches and cyber attacks in the past, and it is inevitable that additional breaches and attacks will occur in the future. While such breaches and attacks have not materially impacted the Company to date, future security breaches and cyber attacks could result in serious and harmful consequences for us or our clients and customers. A principal reason that we cannot provide absolute security against cyber attacks is that we may not always be possible to anticipate, detect or recognize threats to the Company’s systems, or to implement effective preventive measures against all breaches because: the techniques used in cyber attacks evolve frequently and are increasingly sophisticated, and therefore may not be recognized until launched; cyber attacks can originate from a wide variety of sources, including our own employees, cyber-criminals, hacktivists, groups linked to terrorist organizations or hostile countries, or third parties whose objective is to disrupt the operations of financial institutions more generally; we do not have control over the cybersecurity of the systems of the large number of clients, customers, counterparties and third-party service providers with which we do business; and it is possible that a third party, after establishing a foothold on an internal network without being detected, might obtain access to other networks and systems. The risk of a security breach due to a cyber attack could increase in the future due to factors such as: our ongoing expansion of mobile and digital banking and other internet-based products and applications, and the increased use of remote access to facilitate remote arrangements for employees, vendors and other third parties. In addition, a third party could misappropriate confidential information obtained by intercepting signals or communications from mobile devices used by our employees. A successful penetration or circumvention of the security of our systems or the systems of a vendor, governmental body or another market participant could cause serious negative consequences, including: significant disruption of our operations and those of our clients, customers and counterparties, including: losing access to operational systems; misappropriation of our confidential information or that of our clients, customers, counterparties, employees, regulators, or other individuals; disruption of or damage to our systems and those of our clients, customers and counterparties; the inability, or extended delays in the ability, to fully recover and restore data that has been stolen, manipulated or destroyed or the inability to prevent systems from processing fraudulent transactions; allegations or violations by the Company of applicable privacy and other laws; financial loss to us or to our clients, customers, counterparties, employees, or others; loss of confidence in our cybersecurity and business resiliency measures; dissatisfaction among our clients, customers or counterparties; significant exposure to litigation and regulatory fines, penalties or other sanctions; and harm to our reputation, all of which could have a material adverse effect on us. If personal, confidential or proprietary information of customers or others in the
19 TriCo Bancshares 2024 10-K

Bank’s or such vendors’ or other third-parties’ possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss, as discussed earlier regarding the Bank's 2023 cyberattack. The extent of a particular cyber attack and the steps that we may need to take to investigate the attack may not be immediately clear, and it may take a significant amount of time before such an investigation or determination, judicial or otherwise, can be completed. While such an investigation is ongoing, we may not necessarily know the full extent of the harm caused by the cyber attack, and that damage may continue to spread. These factors may inhibit our ability to provide rapid, full and reliable information about the cyber attack to its clients, customers, counterparties and regulators, and the public. Furthermore, it may not be clear how best to contain and remediate the harm caused by the cyber attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Any or all of these factors could further increase the costs and consequences of a cyber attack.

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

Furthermore, a number of our vendors are large national entities with dominant market presence in their respective fields. Their services could prove difficult to replace in a timely manner if a failure or other service interruption were to occur. Failures of certain vendors to provide contracted services could adversely affect our ability to deliver products and services to our customers and cause us to incur significant expense.

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

20 TriCo Bancshares 2024 10-K

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

Our business involves storing and processing sensitive consumer and business customer data. We depend on internal systems, third party service providers, cloud services and outsourced technology to support these data storage and processing operations. In addition, cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Despite our efforts to ensure the security and integrity of our systems, we may not be able to anticipate, detect or recognize threats to our systems or those of third-party service providers or to implement effective preventive measures against all cybersecurity breaches. Cyberattack techniques change regularly and can originate from a wide variety of sources, including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments, and such third parties may seek to gain access to systems directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems. These risks may increase in the future as we continue to increase our mobile, digital and other internet-based product offerings and expands our internal usage of web-based products and applications. A cybersecurity breach or cyberattack could persist for a long time before being detected and could result in theft of sensitive data or disruption of our transaction processing systems.

Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. A breach of customer data security such as the breach of customer data in connection with the February 2023 cyberattack discussed above, may negatively impact our business reputation and cause a loss of customers. This event has resulted in increased expenses to contain the event, to notify impacted individuals and provide them with credit monitoring services, and to defend / respond to litigation. Cybersecurity risk management programs are expensive to maintain and will not protect us from all risks associated with maintaining the security of customer data and our proprietary data from external and internal intrusions, disaster recovery and failures in the controls used by our vendors.

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
21 TriCo Bancshares 2024 10-K

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

Our business exposes us to fraud risk from loan and deposit customers, the parties we do business with, as well as from employees, contractors and vendors. We rely on financial and other data from new and existing customers which could turn out to be fraudulent when accepting such customers, executing their financial transactions and making and purchasing loans and other financial assets. In times of increased economic stress we are at increased risk of fraud losses. We believe we have underwriting and operational controls in place to prevent or detect such fraud, but cannot provide assurance that these controls will be effective in detecting fraud or that we will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect financial results or reputation. Our lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of services. The Company’s and its customers’ exposure to fraud may increase our financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in the allowance for credit losses. In addition, we are subject to risk from the conduct of its employees, including the negative impact that can result from employee misconduct or failure by employees to conduct themselves in accordance with our policies, all of which could damage our reputation and result in loss of customers or other financial loss or expose us to increased regulatory or other risk.

New lines of business, products or services and technological advancements, like artificial intelligence, may subject us to additional risks.

From time to time, we implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.

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

We are subject to claims and litigation pertaining to intellectual property.

We rely on technology companies to provide information technology products and services necessary to support our day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, have from time to time claimed to hold intellectual property sold to us by its vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in litigation that could be expensive, time-consuming, disruptive to our operations, and distracting to management. If we are found to infringe on one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third-party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses
22 TriCo Bancshares 2024 10-K

may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have a material adverse effect on our business, financial condition and results of operations.

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

When we launch a new product or service, introduce a new platform for the delivery or distribution of products or services (including mobile connectivity and cloud computing), or make changes to an existing product, service or delivery platform, we may not fully appreciate or identify new operational risks that may arise from those changes, or may fail to implement adequate controls to mitigate the risks associated with those changes. Any significant failure in this regard could diminish our ability to operate one or more of our businesses or result in:

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

Individual, economic, political, industry-specific conditions and other factors outside of our control, such as fuel prices, energy costs, real estate values, inflation, taxes or other factors that affect customer income levels, could alter anticipated customer behavior, including borrowing, repayment, investment and deposit practices. Such a change in these practices could materially adversely affect our ability to anticipate business needs and meet regulatory requirements. Further, difficult economic conditions may negatively affect consumer confidence levels. A decrease in consumer confidence levels would likely aggravate the adverse effects of these difficult market conditions on us, our customers and others in the financial institutions industry.

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
•harm our reputation; or
•otherwise diminish confidence in TriCo or the Bank.

We rely on data to assess many of our various risk exposures. Any deficiencies in the quality or effectiveness of our data gathering, analysis and validation processes could result in ineffective risk management practices. These deficiencies could also result in inaccurate risk reporting.

General Risk Factors

23 TriCo Bancshares 2024 10-K

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

As a financial institution, we are at times subject to actual and threatened claims, litigation, arbitration, reviews, investigations, and other proceedings, including proceedings by governments and regulatory authorities, involving a wide range of issues, including labor and employment, data protection, data security, network security, consumer protection, commercial disputes, goods and services offered by us and by third parties, and other matters. Litigation matters range from individual actions involving a single plaintiff to class action lawsuits and can involve claims for substantial or indeterminate alleged damages or for injunctive or other relief. Any of these types of proceedings can have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. We establish accruals for those matters when a loss is considered probable and the related amount is reasonably estimable. Additionally, when it is practicable and reasonably possible that it may experience losses in excess of established accruals, then we estimate possible loss contingencies. Determining legal reserves for possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, financial condition and results of operations. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could involve licenses, sanctions, consent decrees, or orders requiring us to make substantial future payments, preventing us from offering certain products or services, requiring us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.

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

We are subject to risk from fluctuating conditions in the financial markets and economic and political conditions generally.

Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, in the State of California and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by a decline in economic growth both in the U.S. and internationally; declines in business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; oil price volatility; natural disasters; trade policies and tariffs; or a combination of these or other factors. In addition, financial markets and global supply chains may be adversely affected by the current or anticipated impact of global wars/military conflicts, terrorism, trade policies, or other geopolitical events. Current economic conditions are being heavily impacted by prolonged inflationary conditions and higher interest rates, the effects of which may impact our profitability by negatively impacting our fixed costs and expenses. Economic and inflationary pressure on consumers and uncertainty regarding economic improvement could result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.

Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating
24 TriCo Bancshares 2024 10-K

downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2023, both Fitch and S&P lowered their long-term sovereign credit rating on the U.S. from AAA to AA+, and further affirmed the ratings in 2024. A further downgrade, or downgrades by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.

Furthermore, evolving responses from federal and state governments and other regulators, and our customers or our third-party partners or vendors, to challenges such as climate change have impacted and could continue to impact the economic and political conditions under which we operate which could have a material adverse effect on our business, financial condition and results of operations.

Changes in the Federal, state or local tax laws may negatively impact our financial performance and we are subject to examinations and challenges by tax authorities.

We are subject to federal and applicable state tax laws and regulations. Changes in these tax laws and regulations, some of which may be retroactive to previous periods, could increase our effective tax rates and, as a result, could negatively affect our current and future financial performance. Furthermore, tax laws and regulations are often complex and require interpretation. In the normal course of business, we are routinely subject to examinations and challenges from federal and applicable state tax authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we have engaged. Federal and state taxing authorities have been aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on our business, financial condition and results of operations.

Climate change could have a material negative impact on us and our clients.

Our business, as well as the operations and activities of our customers, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to us and our customers and these risks are expected to increase over time. Climate change presents multi-faceted risks, including (i) operational risk from the physical effects of climate events on our facilities and other assets as well as those of our customers; (ii) credit risk from borrowers with significant exposure to climate risk; (iii) legal, regulatory and compliance risks arising from the policy, legal and regulatory changes associated with the transition to a less carbon-dependent economy; and (iv) reputational risk from stakeholder concerns about our practices related to climate change, our carbon footprint and our business relationships with customers who operate in carbon-intensive industries, and from negative public opinion related to any of our actions or inaction in response to climate change and our climate change strategy. The risks associated with climate change are rapidly changing and evolving in an escalating fashion, making them difficult to assess due to limited data. Our business, reputation and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.

Climate change exposes us and our customers to physical risk as its effects may lead to more frequent and more extreme weather events, such as prolonged droughts or flooding, tornados, hurricanes, wildfires and extreme seasonal weather; and longer-term shifts, such as increasing average temperatures, ozone depletion and rising sea levels. Such events and long-term shifts may damage, destroy or otherwise impact the value or productivity of our properties and other assets; increase the premiums for and reduce the availability of insurance; and/or disrupt our operations and other activities through prolonged outages. Such events and long-term shifts may also have a significant impact on our customers, which could amplify credit risk by diminishing borrowers’ repayment capacity or collateral values, and other businesses and counterparties with whom we transact, which could have a broader impact on the economy, supply chains and distribution networks.

Climate change also exposes us and our customers to transition risks associated with the transition to a less carbon-dependent economy. Transition risks may result from changes in policies; laws and regulations; technologies; and/or market preferences to address climate change. Such changes could materially, negatively impact our business, results of operations, financial condition and/or our reputation, in addition to having a similar impact on our customers. We have customers who operate in carbon-intensive industries like oil and gas that are exposed to climate risks, such as those risks related to the transition to a less carbon-dependent economy, as well as customers who operate in low-carbon industries that may be subject to risks associated with new technologies. Federal and state banking regulators and supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, we face regulatory risk of increasing focus on our resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs, and may subject us to different and potentially conflicting requirements.

25 TriCo Bancshares 2024 10-K

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

We engage third parties, including vendors and other external service providers, to support our cybersecurity and data privacy processes such as risk assessments, program enhancements, and value-added user verification services. These third parties provide security services, including regular reviews of our security environment to provide an independent, industry-recognized risk rating and internal audits of our technology and security controls. Further, we deploy technical safeguards that we believe are designed to help protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, endpoint detection and response, logging, monitoring and alerting, anti-malware functionality, email security, network security monitoring and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. Our third-party risk management program includes processes for identifying and managing material cybersecurity risks arising from third-party providers. The program actively engages with the enterprise-wide risk assessment process and partners with cyber risk management to report relevant risks to the IT/Cybersecurity Committee of our board of directors. Furthermore, our third-party risk management program includes cybersecurity as an aspect of its risk assessment of third parties with the objective that key risks are identified and addressed. Moreover, the program also considers risks associated with certain fourth parties, entities that are partners or subcontractors of our direct third-party vendors, through assessments carried out internally and by our third-party service providers.

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
26 TriCo Bancshares 2024 10-K

years of experience in various technology and security leadership positions across multiple industries including banking, healthcare, automotive, mining, education, engineering, construction, and dairy product production.

Our board of directors has approved various management committees including the IT/Cybersecurity Committee, which provides oversight and governance of the technology program and the information security program, as well as oversight and governance of the Company’s data and its storage. This committee is chaired by the CIO and includes various employees within the enterprise information security department, including the CISO, and other key departmental managers from throughout the entire company, including information technology, risk, compliance, operations and human resources/training. This committee generally meets quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security, data risks and incidents. The committee reports its findings to the management Enterprise Risk Committee. More frequent meetings occur from time to time in accordance with the Incident Response Plan to facilitate timely informing and monitoring efforts. The CISO reports on key issues, including significant cybersecurity and/or privacy incidents, discussed at management committee meetings and the actions taken in connection with those meetings to the IT/Cybersecurity Committee of the board of directors on a quarterly basis (or more frequently as may be required).

Our Board of Directors has ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program. That program is utilized in making decisions with respect to company priorities, resource allocations, and oversight structures. The IT/Cybersecurity Committee of the board of directors regularly reviews our cybersecurity program with management and reports to the Board of Directors. The IT/Cybersecurity Committee meets at least quarterly (or more frequently as may be required), and receives updates from the CISO on topics with respect to the cybersecurity program. The IT/Cybersecurity Committee reviews and approves our information security and technology strategies annually. Additionally, the Risk Committee of our board of directors reviews our cyber security risk profile on a quarterly basis. The management IT/Cybersecurity and Risk Committees each provide reports of their activities to the full board of directors at each board meeting in the event all board members are not present at the relevant board committee meetings.

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
ITEM 2.    PROPERTIES
The Company is engaged in the banking business through 64 traditional branches, 4 in-store branches and 8 loan production offices in 31 counties throughout California including the counties of Butte, Colusa, Contra Costa, Del Norte, Fresno, Glenn, Humboldt, Kern, Lake, Los Angeles, Madera, Mendocino, Merced, Nevada, Orange, Placer, Sacramento, San Diego, San Francisco, San Mateo, Santa Clara, Shasta, Siskiyou, Sonoma, Stanislaus, Sutter, Tehama, Trinity, Tulare, Yolo and Yuba. All offices are constructed and equipped to meet prescribed security requirements.
As of December 31, 2024, the Company owned 31 branch office locations, two administrative buildings that include branch locations, and 10 other buildings that are used as either administrative, operational, or loan production offices. The Company leased 30 branch office locations, 6 in-store branch locations, 8 loan production offices and 3 other operational buildings. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. All of the Company’s existing facilities are considered to be adequate for the Company’s present and future use. In the opinion of management, all properties are adequately covered by insurance. See “Note 7 – Premises and Equipment” to the consolidated financial statements at Part II, Item 8 of this report.
27 TriCo Bancshares 2024 10-K

ITEM 3.    LEGAL PROCEEDINGS
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
28 TriCo Bancshares 2024 10-K

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
The Company’s common stock is traded on the Nasdaq under the symbol “TCBK.” As of February 24, 2025, there were approximately 1,720 shareholders of record of the Company’s common stock. On February 24, 2025, the closing market price was $43.63 per share.
Information regarding restrictions on dividends, as required by this Item, is set forth in Item 1: “Business - Dividends, Distributions and Regulatory Matters” and in Note 26 - “Regulatory Matters” of the Notes to consolidated financial statements and incorporated into this Item by reference.
TriCo Bancshares Stock Performance
The following graph presents the cumulative total yearly shareholder return from investing $100 on December 31, 2019, in each of TriCo common stock, the Russell 3000 Index, and the S&P Western Bank Index. The S&P Western Bank Index includes banks located in California, Oregon, Washington, Montana, Hawaii and Alaska with market capitalization similar to that of TriCo’s. The amounts shown assume that any dividends were reinvested.

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
TriCo Bancshares	100.00	89.17	111.05	134.99	117.37	123.34
Russell 3000 Index	100.00	119.18	147.78	117.52	145.67	177.92
S&P Western Bank Index	100.00	72.59	110.39	83.86	80.70	109.09
29 TriCo Bancshares 2024 10-K

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
Financial Overview
In 2024, the Company reported net income of $114.9 million, an $2.5 million or 2.1% decrease from the prior year. Earnings per share on a diluted basis for the year were $3.46, down 1.7% from the prior year. The current year net income reported was impacted by declines in net interest income primarily associated with elevated interest expense and partially offset by a reduction in provision for loan losses. In 2024, total interest expense was reported at $135.2 million, an increase of $53.5 million or 65.5% from the prior year.
Net interest income on a fully tax equivalent (FTE) basis, a non-GAAP financial measure, was $332.5 million, a decrease of $25.7 million, or 7.2%, from 2023. The decrease in FTE net interest income reflects the $64.9 million, or 0.7%, decrease in average earning assets and a 25 basis point decrease in the FTE net interest margin to 3.71%. Average earning asset declines included a $308.7 million or 12.6% decrease in average securities, partially offset by an $189.8 million, or 2.9% increase in average loans and leases. The decrease in average securities was driven by the redeployment of liquidity from prepayments and maturities into the pay down of borrowings and loan growth during 2024. The net interest margin contraction was driven by the higher rate environment and a liability sensitive balance sheet, resulting in an increase in the higher cost of funds from both deposits and borrowings. This increase in interest expense was partially offset by improved yields on loan balances and to a greater extent, by the continued balance sheet mix shift where liquidity from deposit growth and investment security principal repayments were utilized to pay down borrowings. Total average interest-bearing deposits was $5.4 billion and $5.0 billion during 2024 and 2023, respectively, while average other borrowings totaled $294.3 million and $430.7 million, respectively, during the same periods.

The provision for credit losses decreased $17.4 million to $6.6 million, primarily due to muted loan volume during 2024 and generally stable qualitative reserve levels, relative to the 2023 volatility driven by CA unemployment trends and rising Corporate BBB bond yields. The allowance for credit losses (ACL) was $125.4 million, or 1.85% of total loans and leases, at December 31, 2024, compared to $121.5 million, or 1.79% of total loans and leases, at December 31, 2023.

Noninterest income was $64.4 million, up $3.0 million, or 4.9%, from the prior year. While noninterest expense of $234.1 million remained generally consistent (up $0.9 million or 0.4%, from the prior year), a variety of both increases and decreases in individual expense items offset one another. The year over year changes in noninterest income reflected improved earnings on deposit accounts and other fees, coupled with elevated earnings from asset management from continued growth in assets under management.

The tangible common equity to tangible assets ratio, a non-GAAP financial measure, was 9.72% at December 31, 2024, up 92 basis points from December 31, 2023, primarily due to an increase in tangible common equity related primarily to the retention of 2024 earnings.

30 TriCo Bancshares 2024 10-K

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

Year ended December 31,	2024	2023	2022
Interest income	$466,638	$438,354	$355,505
Interest expense	(135,204)	(81,677)	(9,529)
Net interest income	331,434	356,677	345,976
(Provision for) benefit from loan losses	(6,632)	(23,990)	(18,470)
Noninterest income	64,407	61,400	63,046
Noninterest expense	(234,105)	(233,182)	(216,645)
Income before income taxes	155,104	160,905	173,907
Provision for income taxes	(40,236)	(43,515)	(48,488)
Net income	$114,868	$117,390	$125,419
Share Data
Earnings per share:
Basic	$3.47	$3.53	$3.85
Diluted	$3.46	$3.52	$3.83
Per share:
Dividends paid	$1.32	$1.20	$1.10
Book value at period end	$37.03	$34.86	$31.39
Tangible book value at period end (2)	$27.60	$25.39	$21.76
Average common shares outstanding	33,088	33,261	32,584
Average diluted common shares outstanding	33,230	33,355	32,721
Shares outstanding at period end	32,970	33,268	33,332
Financial Ratios
During the period:
Return on average assets	1.18%	1.19%	1.28%
Return on average equity	9.57%	10.65%	11.67%
Net interest margin(1)	3.71%	3.96%	3.88%
Efficiency ratio	59.14%	55.77%	52.97%
Average equity to average assets	12.30%	11.17%	11.00%
Dividend payout ratio	38.00%	33.99%	28.54%
At period end:
Equity to assets	12.62%	11.70%	10.54%
Total capital to risk-weighted assets	15.71%	14.73%	14.19%
Balance Sheet Data
Total investments	$2,036,610	$2,305,882	$2,633,269
Total loans	6,768,523	6,794,470	6,450,447
Total assets	9,673,728	9,910,089	9,930,986
Total non-interest bearing deposits	2,548,613	2,722,689	3,502,095
Total deposits	8,087,576	7,834,038	8,329,013
Total other borrowings	89,610	632,582	264,605
Total junior subordinated debt	101,191	101,099	101,040
Total shareholders’ equity	1,220,907	1,159,682	1,046,416
Total tangible equity (2)	$910,033	$844,688	$725,304
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
31 TriCo Bancshares 2024 10-K

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

	Twelve months ended
(dollars in thousands)	December 31, 2024	December 31, 2023
Net interest margin
Acquired loans discount accretion, net:
Amount (included in interest income)	$4,329	$5,651
Effect on average loan yield	0.07%	0.09%
Effect on net interest margin (FTE)	0.05%	0.06%
Net interest margin (FTE)	3.71%	3.96%
Net interest margin less effect of acquired loan discount accretion (Non-GAAP)	3.66%	3.90%

	Twelve months ended
(dollars in thousands)	December 31, 2024	December 31, 2023
Pre-tax pre-provision return on average assets or equity
Net income (GAAP)	$114,868	$117,390
Exclude provision for income taxes	40,236	43,515
Exclude provision for credit losses	6,632	23,990
Net income before income tax and provision expense (Non-GAAP)	$161,736	$184,895

Average assets (GAAP)	$9,757,326	$9,870,189
Average equity (GAAP)	$1,200,140	$1,102,436

Return on average assets (GAAP)	1.18%	1.19%
Pre-tax pre-provision return on average assets (Non-GAAP)	1.66%	1.87%
Return on average equity (GAAP)	9.57%	10.65%
Pre-tax pre-provision return on average equity (Non-GAAP)	13.48%	16.77%

	Twelve months ended
(dollars in thousands)	December 31, 2024	December 31, 2023
Return on tangible common equity
Average total shareholders' equity	$1,200,140	$1,102,436
Exclude average goodwill	304,442	304,442
Exclude average other intangibles	8,592	13,611
Average tangible common equity (Non-GAAP)	$887,106	$784,383

Net income (GAAP)	$114,868	$117,390
Exclude amortization of intangible assets, net of tax effect	2,900	4,309
Tangible net income available to common shareholders (Non-GAAP)	$117,768	$121,699

Return on average equity	9.57%	10.65%
Return on average tangible common equity (Non-GAAP)	13.28%	15.52%
32 TriCo Bancshares 2024 10-K

	Three months ended
(dollars in thousands)	December 31, 2024	December 31, 2023
Tangible shareholders' equity to tangible assets
Shareholders' equity (GAAP)	$1,220,907	$1,159,682
Exclude goodwill and other intangible assets, net	310,874	314,994
Tangible shareholders' equity (Non-GAAP)	$910,033	$844,688

Total assets (GAAP)	$9,673,728	$9,910,089
Exclude goodwill and other intangible assets, net	310,874	314,994
Total tangible assets (Non-GAAP)	$9,362,854	$9,595,095

Shareholders' equity to total assets (GAAP)	12.62%	11.70%
Tangible shareholders' equity to tangible assets (Non-GAAP)	9.72%	8.80%

	Three months ended
(dollars in thousands)	December 31, 2024	December 31, 2023
Tangible common shareholders' equity per share
Tangible shareholders' equity (Non-GAAP)	$910,033	$844,688

Common shares outstanding at end of period	32,970,425	33,268,102

Common shareholders' equity (book value) per share (GAAP)	$37.03	$34.86
Tangible common shareholders' equity (tangible book value) per share (Non-GAAP)	$27.60	$25.39

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
Allowance for Credit Losses
The Company’s method for assessing the appropriateness of the allowance for credit losses includes specific allowances for individually analyzed loans, formula allowance factors for pools of credits, and qualitative considerations which include, among other things, current and forecasted economic and environmental factors (e.g., interest rates, growth, economic conditions, etc.). Allowance factors for loan pools were based on historical loss experience by product type and prior risk rating.
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
33 TriCo Bancshares 2024 10-K

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
Because current economic conditions and forecasts can change and future events make it inherently difficult to predict the anticipated amount of estimated credit losses on loans, management's determination of the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may move independently of one another, such that improvement in one or certain factors may offset deterioration in others. Thus, as a result of the significant size of the loan portfolio, the numerous assumptions in the model, and the high degree of potential change in such assumptions, there is a high degree of sensitivity to the reported amounts. Management believes that the ACL was adequate as of December 31, 2024.
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
34 TriCo Bancshares 2024 10-K

	Year ended December 31,
	2024	2023	2022
Interest income	$466,638	$438,354	$355,505
Interest expense	(135,204)	(81,677)	(9,529)
Net interest income (not FTE)	331,434	356,677	345,976
FTE adjustment	1,085	1,536	1,560
Net interest income (FTE)	$332,519	$358,213	$347,536
Net interest margin (FTE)	3.71%	3.96%	3.88%
Acquired loans discount accretion:
Purchased loan discount accretion	$4,329	$5,651	$5,465
Effect on average loan yield	0.07%	0.09%	0.09%
Effect of purchased loan discount accretion on net interest margin (FTE)	0.05%	0.06%	0.07%
Net interest income (FTE) during the year ended December 31, 2024 decreased $25.7 million or 7.2% to $332.5 million compared against $358.2 million during the year ended December 31, 2023. The decreased amount of net interest income reflects the higher rate environment driving an increase in the cost of funds from both deposits and borrowings, partially offset by improved yields on loan and lease balances, and investment securities during 2024. Average loan balances increased by $189.8 million or 2.9% from December 31, 2023. Meanwhile, the yield on interest earning assets was 5.21% and 4.87% for the years ended December 31, 2024 and 2023, respectively. This 34 basis point increase in total earning asset yield was attributable to a 35 basis point increase in total loan yields and a 7 basis point increase in yields on total investments. Of the 35 basis point increase in loan yields, 11 basis points was attributable to increased volume in average loans outstanding, and 26 basis points from elevated interest rates. There was a decline of 2 basis points attributed to the accretion of purchased loan fees. Meanwhile, the costs of total interest bearing liabilities increased 85 basis points to 2.33% during the year ended December 31, 2024, as compared to 1.48% for the year ended December 31, 2023. During the same period, costs associated with interest bearing deposits increased by 99 basis points to 2.09% as compared to 1.10% in the prior year. The increase in interest expense for the year ended December 31, 2024, as compared to the trailing year, was due to the increase in short term interest rates, as influenced by the FOMC actions, that began in 2023 and which remained elevated until late 2024.
Net interest income (FTE) during the year ended December 31, 2023 increased $10.7 million or 3.1% to $358.2 million compared against $347.5 million during the year ended December 31, 2022. The increased amount of net interest income reflects growth in both total average loan and investment balances outstanding and the correlated yields, during 2023. Average loan balances increased by $690.9 million or 11.8% from December 31, 2022. The yield on interest earning assets was 4.87% and 3.98% for the years ended December 31, 2023 and 2022, respectively. This 89 basis point increase in total earning asset yield was primarily attributable to a 58 basis point increase in total loan yields and a 80 basis point increase in yields on total investments. Of the 58 basis point increase in yields on loans, a 3 basis point decline was attributable to decreases in market rates, as well as an 8 basis point benefit from the accretion of purchased loans. The costs of total interest bearing liabilities increased 129 basis points to 1.48% during the year ended December 31, 2023, as compared to 0.19% for the year ended December 31, 2022. During the same period, costs associated with interest bearing deposits increased by 100 basis points to 1.10% as compared to 0.10% in the prior year. The increase in interest expense for the year ended December 31, 2023, as compared to the trailing year, was due largely to the increased rate environment for both the interest-bearing deposit expense and other borrowings interest expense.
For more information related to loan interest income, including loan purchase discount accretion, see the Summary of Average Balances, Yields/Rates and Interest Differential. The “Yield” and “Volume/Rate” tables shown below are useful in illustrating and quantifying the developments that affected net interest income during 2024 and 2023.
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
35 TriCo Bancshares 2024 10-K

	Year ended December 31,
	2024			2023			2022
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$6,747,072	$390,491	5.79%	$6,557,246	$356,710	5.44%	$5,866,360	$285,375	4.86%
Investment securities—taxable	2,008,823	68,434	3.41%	2,272,301	75,203	3.31%	2,459,032	60,499	2.46%
Investment securities—nontaxable (1)	136,530	4,700	3.44%	181,766	6,656	3.66%	190,339	6,759	3.55%
Total investments	2,145,353	73,134	3.41%	2,454,067	81,859	3.34%	2,649,371	67,258	2.54%
Cash at Federal Reserve and other banks	80,439	4,098	5.09%	26,469	1,321	4.99%	452,300	4,432	0.98%
Total interest-earning assets	8,972,864	467,723	5.21%	9,037,782	439,890	4.87%	8,968,031	357,065	3.98%
Other assets	784,462			832,407			803,570
Total assets	$9,757,326			$9,870,189			$9,771,601
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,734,900	$22,998	1.33%	$1,709,930	$11,190	0.65%	$1,720,932	$452	0.03%
Savings deposits	2,677,726	49,028	1.83%	2,805,424	31,444	1.12%	2,878,189	3,356	0.12%
Time deposits	999,143	41,100	4.11%	473,688	12,453	2.63%	302,619	881	0.29%
Total interest-bearing deposits	5,411,769	113,126	2.09%	4,989,042	55,087	1.10%	4,901,740	4,689	0.10%
Other borrowings	294,318	14,706	5.00%	430,736	19,712	4.58%	33,410	421	1.26%
Junior subordinated debt	101,139	7,372	7.29%	101,064	6,878	6.81%	91,138	4,419	4.85%
Total interest-bearing liabilities	5,807,226	135,204	2.33%	5,520,842	81,677	1.48%	5,026,288	9,529	0.19%
Noninterest-bearing deposits	2,584,904			3,068,839			3,492,713
Other liabilities	165,056			178,072			178,163
Shareholders’ equity	1,200,140			1,102,436			1,074,437
Total liabilities and shareholders’ equity	$9,757,326			$9,870,189			$9,771,601
Net interest spread (2)			2.88%			3.39%			3.79%
Net interest income and interest margin (3)		$332,519	3.71%		$358,213	3.96%		$347,536	3.88%
(1)The fully-taxable equivalent (FTE) adjustment for interest income of non-taxable investment securities was $1.1 million, $1.5 million, and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)Net interest margin is computed by dividing net interest income by total average earning assets.

36 TriCo Bancshares 2024 10-K

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

	2024 over 2023			2023 over 2022
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$10,327	$23,454	$33,781	$33,577	$37,758	$71,335
Investment securities	(10,376)	1,651	(8,725)	(4,961)	19,562	14,601
Cash at Federal Reserve and other banks	2,694	83	2,777	(4,173)	1,062	(3,111)
Total interest-earning assets	2,645	25,188	27,833	24,443	58,382	82,825
Increase (decrease) in interest expense:
Interest-bearing demand deposits	163	11,645	11,808	(3)	10,741	10,738
Savings deposits	(1,431)	19,015	17,584	(87)	28,175	28,088
Time deposits	13,814	14,833	28,647	496	11,076	11,572
Other borrowings	(6,243)	1,237	(5,006)	5,006	14,285	19,291
Junior subordinated debt	5	489	494	481	1,978	2,459
Total interest-bearing liabilities	6,308	47,219	53,527	5,893	66,255	72,148
Increase (decrease) in net interest income	$(3,663)	$(22,031)	$(25,694)	$18,550	$(7,873)	$10,677
Year Over Year Balance Sheet Change

Ending balances	As of December 31,			% Change
($’s in thousands)	2024	2023	$ Change
Total assets	$9,673,728	$9,910,089	$(236,361)	(2.4)%
Total loans	6,768,523	6,794,470	(25,947)	(0.4)%
Total investments	2,036,610	2,305,882	(269,272)	(11.7)%
Total deposits	8,087,576	7,834,038	253,538	3.2%
Total other borrowings	89,610	632,582	(542,972)	(85.8)%
Balance sheet mix shift where liquidity from deposit growth and investment security principal repayments were utilized to pay down borrowings assisted in minimizing the compression in net interest income and net interest margin during the year ended 2024. More specifically, deposit increases of $253.5 million and principal repayments on investment securities of $269.3 million, facilitated a $543.0 million reduction in higher cost balances of other borrowings.
Provision for Credit Losses
The provision for credit losses during any period is the sum of the allowance for credit losses required at the end of the period and any net charge-offs during the period, less the allowance for credit losses required at the beginning of the period, and less any recoveries during the period. See the Tables labeled “Allowance for Credit Losses – December 31, 2024 and 2023” at Note 5 in Item 8 of Part II of this report for the components that make up the provision for credit losses for the years ended December 31, 2024 and 2023.
The Company recorded a provision for credit losses of $6.6 million during the year ended December 31, 2024, versus $24.0 million during the trailing year end. The decrease in required provisioning during 2024 was largely attributed to muted loan growth and less change in qualitative reserves driven by more stability in CA unemployment trends and Corporate BBB bond yields, as compared to the trailing year.
The Company recorded a provision for credit losses of $24.0 million during the year ended December 31, 2023, versus $18.5 million during the trailing year end. The increase in required provisioning during 2023 was largely attributed to elevated qualitative reserves driven by CA unemployment trends and rising Corporate BBB bond yields, and to a lesser extent, organic loan and lease growth.
Net charge-offs for the year ended December 31, 2024 totaled $2.6 million, as compared to net recoveries of $6.6 million for the year ended December 31, 2023. Total nonperforming loans increased by 19 basis points to 0.65% of total loans at December 31, 2024 from 0.46% of total loans at December 31, 2023. For further details of the chan1ge in nonperforming loans during the period ended December 31, 2024 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the year ended December 31, 2024” and “Changes in nonperforming assets during the three months ended December 31, 2024” under the heading “Asset Quality and Non-Performing Assets” below.
37 TriCo Bancshares 2024 10-K

The following table summarizes the components of the provision for credit losses during the periods indicated (dollars in thousands):

	Year ended December 31,
(dollars in thousands)	2024	2023	2022
Provision for allowance for credit losses	$6,482	$22,455	$17,945
Change in reserve for unfunded loan commitments	150	1,535	525
Total provision for credit losses	$6,632	$23,990	$18,470
The provision for credit losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for credit losses. Additional discussion on loan quality, our procedures to measure loan impairment, and the allowance for credit losses is provided under the heading “Asset Quality and Non-Performing Assets” below.
Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
ATM and interchange fees	$25,319	$26,459	$26,767
Service charges on deposit accounts	19,451	17,595	16,536
Other service fees	5,301	4,732	4,274
Mortgage banking service fees	1,739	1,808	1,887
Change in value of mortgage loan servicing rights	(480)	(506)	301
Total service charges and fees	51,330	50,088	49,765
Increase in cash value of life insurance	3,257	3,150	2,858
Asset management and commission income	5,573	4,517	3,986
Gain on sale of loans	1,532	1,166	2,342
Lease brokerage income	455	441	820
Sale of customer checks	1,216	1,383	1,167
(Loss) gain on sale/exchange of investment securities	(43)	(284)	—
(Loss) gain on marketable equity securities	126	36	(340)
Other	961	903	2,448
Total other non-interest income	13,077	11,312	13,281
Total non-interest income	$64,407	$61,400	$63,046
Non-interest income increased $3.0 million or 4.90% to $64.4 million during the year ended December 31, 2024, as compared to $61.4 million during the year ended December 31, 2023. ATM and interchange fees declined in the 2024 period by $1.1 million as compared to the twelve months ended December 31, 2023. Meanwhile, service charges on deposit accounts and other service fees increased by $1.9 million and $0.6 million, respectively, as compared to the equivalent period in 2023 following $0.9 million in waived or reversed fees as a courtesy to customers in the prior year. Elevated levels of assets under management and transaction activity within asset management operations further contributed to the overall improvement in income during the year ended 2024.
During 2023, total service charges and fees increased $0.3 million which is net of approximately $0.9 million in waived or reversed fees related to the network outage that occurred in the first quarter of the year. Mortgage origination related activity declined year over year due to elevated interest rates, as the income recorded from the sale of loans was down $1.2 million or 50.2%. Changes in interest rates also led to a decline in fair value of mortgage servicing rights during the twelve months ended December 31, 2023, which decreased by $0.8 million or 268.1%, as compared to the trailing twelve month period ended. Other income declined $1.5 million or 63.1%, $0.6 million of which is attributed to fees from the sale of deposits during 2022.

38 TriCo Bancshares 2024 10-K

Non-interest Expense
The following table summarizes the Company’s other non-interest expense for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Base salaries, net of deferred loan origination costs	$96,862	$94,564	$84,861
Incentive compensation	16,897	15,557	17,908
Benefits and other compensation costs	26,822	25,674	27,083
Total salaries and benefits expense	140,581	135,795	129,852
Occupancy	16,411	16,135	15,493
Data processing and software	20,952	18,933	14,660
Equipment	5,424	5,644	5,733
Intangible amortization	4,120	6,118	6,334
Advertising	3,851	3,531	3,694
ATM and POS network charges	7,151	7,080	6,984
Professional fees	6,794	7,358	4,392
Telecommunications	2,053	2,547	2,298
Regulatory assessments and insurance	4,951	5,276	3,142
Merger and acquisition expenses	—	—	6,253
Postage	1,329	1,236	1,147
Operational losses	1,681	2,444	1,000
Courier service	2,119	1,851	2,013
(Gain) loss on sale or acquisition of foreclosed assets	(73)	(133)	(481)
(Gain) loss on disposal of fixed assets	19	23	(1,070)
Other miscellaneous expense	16,742	19,344	15,201
Total other non-interest expense	93,524	97,387	86,793
Total non-interest expense	$234,105	$233,182	$216,645
Average full-time equivalent staff	1,170	1,214	1,169
Total non-interest expense increased $0.9 million or 0.40% to $234.1 million during the year ended December 31, 2024, as compared to $233.2 million for the comparative period in 2023, This was largely attributed to an increase of $4.8 million or 3.5% in total salaries and benefits expense to $140.6 million, from routine compensation adjustments and other increases in benefits and compensation. As noted above, salaries expense was also impacted by an increase in average compensation per employee as various strategic talent acquisitions were made in order to further prepare the Company to execute its growth objectives beyond $10 billion in total assets. Additionally, data processing and software expenses increased by $2.0 million or 10.7% related to ongoing investments in the Company's data management and security infrastructure. These increases were partially offset by declines in non-cash intangible amortization expense of $2.0 million or 32.7% and reductions in operational losses of $0.8 million or 31.2% due to ATM burglary expenses totaling $0.7 million in the comparative period.
Non-interest expense increased by $16.5 million or 7.63% to $233.2 million during the year ended December 31, 2023 as compared to $216.6 million for the trailing twelve month period for reasons primarily associated with the acquisition of Valley Republic Bank in March of 2022 which resulted in expense increases for nearly every identified category. Merger and acquisition expenses associated with this acquisition totaled $6.2 million for the twelve-month period ended 2022. Regulatory assessment charges also increased by approximately $1.2 million during 2023 as a result of increases in assessment rates. Other miscellaneous expenses also increased by $4.1 million in 2023 due to, among other things, changes in regulatory requirements which resulted in an estimated $0.8 million in refunds to customers previously charged non-sufficient funds fees, changes in the valuation of other real estate owned which contributed to $0.9 million in variance from the prior year, and other increases generally associated with increased operational costs.
39 TriCo Bancshares 2024 10-K

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2024, 2023, and 2022 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	7.9	7.9	7.9
Tax-exempt interest on municipal obligations	(0.5)	(0.7)	(0.7)
Tax-exempt life insurance related income	(0.4)	(0.4)	(0.4)
Low income housing and other tax credits	(7.9)	(6.6)	(3.7)
Low income housing tax credit amortization	6.9	5.6	3.6
Compensation and benefits	0.1	0.3	(0.2)
Non-deductible merger expenses	—	—	0.1
Other	(1.2)	(0.1)	0.3
Effective Tax Rate	25.9%	27.0%	27.9%
The effective tax rate on income was 25.9%, 27.0%, and 27.9% in 2024, 2023, and 2022, respectively. The effective tax rate was greater than the Federal statutory rates of 21% due to the combination of state tax expenses of 7.9%. The impact of Federal and state tax expenses were partially offset by Federal tax-exempt interest income of $5.6 million, $5.5 million, and $3.1 million, respectively, Federal and State tax-exempt income of $3.1 million, $3.2 million, and $3.5 million, respectively, from increase in cash value and gain on death benefit of life insurance, and low income housing tax credits and losses, net of amortization of $1.5 million, $0.2 million, and $0.6 million, respectively. The low-income housing tax credits and the equity compensation excess tax benefits represent direct reductions in tax expense. The items noted above resulted in an effective combined Federal and State income tax rate that differed from the combined Federal and State statutory income tax rate of approximately 29.6% during the three years ended 2024, 2023, and 2022.
Financial Condition
Restricted Equity Securities
Restricted equity securities were $17.3 million at December 31, 2024 and 2023 . The entire balance of restricted equity securities at December 31, 2024 and 2023 represents the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).
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
40 TriCo Bancshares 2024 10-K

Loan Portfolio Composition
The following table shows the Company’s loan balances, including net deferred loan fees, at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2024	2023	2022
Commercial real estate	4,577,632	$4,394,802	$4,359,083
Consumer	1,281,059	1,313,268	1,240,743
Commercial and industrial	471,271	586,455	569,921
Construction	279,933	347,198	211,560
Agriculture production	151,822	144,497	61,414
Leases	6,806	8,250	7,726
Total loans	$6,768,523	$6,794,470	$6,450,447
Allowance for credit losses	$(125,366)	$(121,522)	$(105,680)
The Company did not purchase any loans during 2024 or 2023. During the year ended 2022, the Company acquired loans totaling $773.3 million in connection with the merger with VRB in March of 2022, inclusive of approximately $68.5 million in loans with credit deterioration.
The following table shows the Company’s loan balances, including net deferred loan fees, as a percentage of total loans at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2024	2023	2022
Commercial real estate	67.6%	64.7%	67.6%
Consumer	18.9%	19.3%	19.2%
Commercial and industrial	7.1%	8.7%	8.8%
Construction	4.1%	5.1%	3.3%
Agriculture production	2.2%	2.1%	1.0%
Leases	0.1%	0.1%	0.1%
Total loans	100.0%	100.0%	100.0%
Allowance for credit losses	1.85%	1.79%	1.64%
At December 31, 2024, loans including net deferred loan fees, totaled $6.8 billion which was a 0.4% or $25.9 million decrease over the balance at the end of December 31, 2023. At December 31, 2023, loans including net deferred loan fees, totaled $6.8 billion, which was a 5.3% or $344.0 million increase over the balance at the end of December 31, 2022.
From time to time the Bank may be presented with the opportunity to purchase individual or pools of loans in whole or in part outside of a transaction that would be considered a business combination. As of December 31, 2024 and 2023, the outstanding carrying value of purchased loans that were not acquired in a business combination totaled $155.6 million and $159.1 million, respectively.
Asset Quality and Nonperforming Assets
Nonperforming Assets
The following tables set forth the amount of the Bank’s nonperforming assets as of the dates indicated. “Performing non-accrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:
41 TriCo Bancshares 2024 10-K

	December 31,
(dollars in thousands)	2024	2023	2022	2021	2020
Performing nonaccrual loans	$19,543	$25,380	$19,543	$27,713	$22,896
Nonperforming nonaccrual loans	24,493	6,500	1,770	2,637	3,968
Total nonaccrual loans	44,036	31,880	21,313	30,350	26,864
Loans 90 days past due and still accruing	60	10	8	—	—
Total nonperforming loans	44,096	31,890	21,321	30,350	26,864
Foreclosed assets	2,786	2,705	3,439	2,594	2,844
Total nonperforming assets	$46,882	$34,595	$24,760	$32,944	$29,708
U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$819	$877	$225	$756	$811
Nonperforming assets to total assets	0.48%	0.35%	0.25%	0.38%	0.39%
Nonperforming loans to total loans	0.65%	0.47%	0.33%	0.61%	0.56%
Allowance for credit losses to nonperforming loans	284%	381%	516%	281%	342%

Changes in nonperforming assets during the year ended December 31, 2024
The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2024:

(in thousands)	Balance at December 31, 2023	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Balance at December 31, 2024
Commercial real estate:
CRE non-owner occupied	$2,024	$4,211	$(3,218)	$—	$—	$3,017
CRE owner occupied	3,994	774	(894)	—	—	3,874
Multifamily	—	502	(22)	—	—	480
Farmland	14,484	3,712	(2,001)	—	—	16,195
Total commercial real estate loans	20,502	9,199	(6,135)	—	—	23,566
Consumer:
SFR 1-4 1st DT	2,811	4,060	(641)	(26)	(225)	5,979
SFR HELOCs and junior liens	3,571	2,138	(1,801)	(40)	—	3,868
Other	105	511	(43)	(369)	—	204
Total consumer loans	6,487	6,709	(2,485)	(435)	(225)	10,051
Commercial and industrial	2,513	11,017	(1,978)	(1,787)	—	9,765
Construction	67	9	(7)	—	(12)	57
Agriculture production	2,321	692	(906)	(1,450)	—	657
Leases	—	—	—	—	—	—
Total nonperforming loans	31,890	27,626	(11,511)	(3,672)	(237)	44,096
Foreclosed assets	2,705	423	(395)	(184)	237	2,786
Total nonperforming assets	$34,595	$28,049	$(11,906)	$(3,856)	$—	$46,882
The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased by $12.3 million or 35.5% to $46.9 million at December 31, 2024 from $34.6 million at December 31, 2023. The increase in nonperforming assets during 2024 was primarily the result of additions of nonperforming loans totaling $27.6 million, partially offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $11.5 million, and net charge-offs of $3.7 million.

42 TriCo Bancshares 2024 10-K

Changes in nonperforming assets during the year ended December 31, 2023
The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2023:

(in thousands)	Balance at December 31, 2022	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Balance at December 31, 2023
Commercial real estate:
CRE non-owner occupied	$1,739	$1,268	$(983)	$—	$—	$2,024
CRE owner occupied	4,938	15,884	(13,142)	(3,636)	(50)	3,994
Multifamily	125	—	(125)	—	—	—
Farmland	1,772	14,843	(2,131)	—	—	14,484
Total commercial real estate loans	8,574	31,995	(16,381)	(3,636)	(50)	20,502
Consumer:
SFR 1-4 1st DT	4,220	943	(2,247)	—	(105)	2,811
SFR HELOCs and junior liens	3,155	1,979	(1,496)	(67)	—	3,571
Other	76	345	(134)	(182)	—	105
Total consumer loans	7,451	3,267	(3,877)	(249)	(105)	6,487
Commercial and industrial	3,526	9,014	(6,148)	(3,879)	—	2,513
Construction	491	—	(424)	—	—	67
Agriculture production	1,279	4,341	(3,299)	—	—	2,321
Leases	—	—	—	—	—	—
Total nonperforming loans	21,321	48,617	(30,129)	(7,764)	(155)	31,890
Foreclosed assets	3,439	64	(322)	(631)	155	2,705
Total nonperforming assets	$24,760	$48,681	$(30,451)	$(8,395)	$—	$34,595
The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased by $9.8 million or 39.7% to $34.6 million at December 31, 2023 from $24.8 million at December 31, 2022. The increase in nonperforming assets during 2023 was the result of $48.6 million of additions to non-performing loans, which was partially offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $30.1 million and net charge-offs of $7.8 million.
43 TriCo Bancshares 2024 10-K

Changes in nonperforming assets during the three months ended December 31, 2024
The following table shows the activity in the balance of nonperforming assets for the quarter ended December 31, 2024:

(in thousands)	Balance at September 30, 2024	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs (1)	Transfers to Foreclosed Assets	Balance at December 31, 2024
Commercial real estate:
CRE non-owner occupied	$3,623	$—	$(606)	$—	$—	$3,017
CRE owner occupied	3,278	748	(152)	—	—	3,874
Multifamily	502	—	(22)	—	—	480
Farmland	12,967	3,712	(484)	—	—	16,195
Total commercial real estate loans	20,370	4,460	(1,264)	—	—	23,566
Consumer:
SFR 1-4 1st DT	5,997	413	(206)	—	(225)	5,979
SFR HELOCs and junior liens	4,238	336	(706)	—	—	3,868
Other	117	203	(8)	(108)	—	204
Total consumer loans	10,352	952	(920)	(108)	(225)	10,051
Commercial and industrial	10,642	410	(774)	(513)	—	9,765
Construction	59	—	(2)	—	—	57
Agriculture production	213	475	(31)	—	—	657
Leases	—	—	—	—	—	—
Total nonperforming loans	41,636	6,297	(2,991)	(621)	(225)	44,096
Foreclosed assets	2,764	(19)		(184)	225	2,786
Total nonperforming assets	$44,400	$6,278	$(2,991)	$(805)	$—	$46,882
(1) Charge-offs and write-downs exclude deposit overdraft charge-offs.
Nonperforming assets increased during the fourth quarter by $2.5 million or 5.6% to $46.9 million at December 31, 2024 compared to $44.4 million at September 30, 2024. The increase in nonperforming assets during the fourth quarter of 2024 was the result of new nonperforming loans of $6.3 million, that were partially offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $3.0 million, and net charge-offs of $0.6 million in non-performing loans.
44 TriCo Bancshares 2024 10-K

Changes in nonperforming assets during the three months ended December 31, 2023
The following table shows the activity in the balance of nonperforming assets for the quarter ended December 31, 2023:

(in thousands)	Balance at September 30, 2023	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs (1)	Transfers to Foreclosed Assets	Balance at December 31, 2023
Commercial real estate:
CRE non-owner occupied	$1,105	$921	$(2)	$—	$—	$2,024
CRE owner occupied	3,898	247	(73)	(28)	(50)	3,994
Multifamily	—	—	—	—	—	—
Farmland	11,707	3,009	(232)	—	—	14,484
Total commercial real estate loans	16,710	4,177	(307)	(28)	(50)	20,502
Consumer:
SFR 1-4 1st DT	2,884	53	(126)	—	—	2,811
SFR HELOCs and junior liens	3,158	602	(165)	(24)	—	3,571
Other	156	16	(51)	(16)	—	105
Total consumer loans	6,198	671	(342)	(40)	—	6,487
Commercial and industrial	2,950	685	(546)	(576)	—	2,513
Construction	71	—	(4)	—	—	67
Agriculture production	3,870	1,000	(2,549)	—	—	2,321
Leases	—	—	—	—	—	—
Total nonperforming loans	29,799	6,533	(3,748)	(644)	(50)	31,890
Foreclosed assets	2,852	—	(197)	—	50	2,705
Total nonperforming assets	$32,651	$6,533	$(3,945)	$(644)	$—	$34,595
(1) Charge-offs and write-downs exclude deposit overdraft charge-offs.
Nonperforming assets increased during the fourth quarter of 2023 by $1.9 million or 6.0% to $34.6 million at December 31, 2023 compared to $32.7 million at September 30, 2023. The increase in nonperforming assets during the fourth quarter of 2023 was the result of new nonperforming loans of $6.5 million, that were partially offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $3.7 million, and net charge-offs of $0.6 million in non-performing loans.
Allowance for Credit Losses - Investment Securities
The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. During the years ended December 31, 2024 and 2023, no allowance for credit losses nor impairment recognized in earnings related to available for sale investment securities was recorded.
Allowance for Credit Losses - Held to Maturity Investment Securities
In addition to credit losses associated with the Company's loan portfolio, the CECL standard requires that loss estimates be developed for securities classified as held-to-maturity (HTM). As of December 31, 2024, the Company's HTM investment portfolio had a carrying value of approximately $111.9 million and was comprised of $109.2 million in obligations backed by U.S. government agencies and $2.7 million in obligations of states and political subdivisions. As the 97.6% of the HTM portfolio consisted of investment securities where payment performance has an implicit or explicit guarantee from the U.S. government and where no history of credit losses exist, management believes that indicators for zero loss are present and therefore, no loss reserves were recognized in conjunction with the adoption of the CECL standard. Further, management separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. Based on this evaluation, management determined that the expected credit losses associated with these securities is less than significant for financial reporting purposes. Therefore, during the year ended December 31, 2024 as 2023, no allowance for credit losses related to HTM securities was recorded.
45 TriCo Bancshares 2024 10-K

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
The Components of the Allowance for Credit Losses
The following table sets forth the Bank’s allowance for credit losses related to loans as of the dates indicated (dollars in thousands):

	December 31,
(dollars in thousands)	2024	2023	2022	2021	2020
Allowance for credit losses:
Qualitative and forecast factor allowance	$86,833	$84,291	$70,777	$59,855	$61,935
Quantitative (Cohort) model allowance reserves	33,908	34,139	32,489	24,539	28,462
Total allowance for credit losses	120,741	118,430	103,266	84,394	90,397
Allowance for individually evaluated loans	4,625	3,092	2,414	982	1,450
Total allowance for credit losses	$125,366	$121,522	$105,680	$85,376	$91,847
Ratio of allowance for credit losses to gross loans	1.85%	1.79%	1.64%	1.74%	1.93%
Based on the current conditions of the loan portfolio, management believes that the $125.4 million allowance for credit losses at December 31, 2024 is adequate to absorb probable losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.
The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and includes improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date. Core inflation is slowing but prices remain elevated relative to wage increases, as reflected by higher living costs such as housing, energy and general services. Actions by the Federal Reserve to cut rates during 2024 and beyond may help improve this outlook overall, but the uncertainty associated with the extent and timing of these potential reductions has inhibited a material change to forecasted reserve levels. Furthermore, geopolitical risks remain elevated, which may lead to further negative effects on domestic economic outcomes. As a result, management continues to believe that certain credit weaknesses are present in the overall economy and that it is appropriate to maintain a reserve level that incorporates such risk factors.

The following table summarizes the allocation of the allowance for credit losses between loan types:

	December 31,
(in thousands)	2024	2023	2022	2021	2020
Commercial real estate	$72,849	$68,864	$61,381	$51,140	$53,693
Consumer	27,463	27,453	24,639	23,474	25,148
Commercial and industrial	14,397	12,750	13,597	3,862	4,252
Construction	7,224	8,856	5,142	5,667	7,540
Agriculture production	3,403	3,589	906	1,215	1,209
Leases	30	10	15	18	5
Total allowance for credit losses	$125,366	$121,522	$105,680	$85,376	$91,847
The following table summarizes the allocation of the allowance for credit losses between loan types as a percentage of the total allowance for credit losses:

	December 31,
	2024	2023	2022	2021	2020
Commercial real estate	58.1%	56.7%	58.0%	59.9%	58.5%
Consumer	21.9%	22.6%	23.3%	27.5%	27.4%
Commercial and industrial	11.5%	10.5%	12.9%	4.5%	4.6%
Construction	5.8%	7.3%	4.9%	6.6%	8.2%
Agriculture production	2.7%	2.9%	0.9%	1.4%	1.3%
Leases	—%	—%	—%	0.1%	—%
Total allowance for credit losses	100.0%	100.0%	100.0%	100.0%	100.0%
46 TriCo Bancshares 2024 10-K

The following table summarizes the allocation of the allowance for credit losses between loan types as a percentage of total loans in each of the loan categories listed:

	December 31,
	2024	2023	2022	2021	2020
Commercial real estate	1.59%	1.57%	1.41%	1.55%	1.82%
Consumer	2.14%	2.09%	1.99%	2.19%	2.62%
Commercial and industrial	3.05%	2.17%	2.39%	1.49%	0.81%
Construction	2.58%	2.55%	2.43%	2.55%	2.65%
Agriculture production	2.24%	2.48%	1.48%	2.39%	2.74%
Leases	0.44%	0.12%	0.19%	0.27%	0.13%
Total allowance for credit losses	1.85%	1.79%	1.64%	1.74%	1.93%
The following tables summarize the net charge-off (recovery) activity in the allowance for credit/loan losses as a percentage of loans for the years indicated (dollars in thousands):

	Year ended December 31,
Ratios:	2024	2023	2022	2021	2020
Net charge-offs (recoveries) during period to average loans outstanding during period
Commercial real estate:
CRE non-owner occupied	(0.01)%	—%	—%	—%	0.01%
CRE owner occupied	—%	0.38%	—%	(0.11)%	—%
Multifamily	—%	—%	—%	—%	—%
Farmland	—%	—%	0.01%	0.07%	0.12%
Consumer:
SFR 1-4 1st DT liens	—%	(0.02)%	—%	0.02%	(0.08)%
SFR HELOCs and junior liens	0.10%	(0.01)%	—%	0.33%	(0.06)%
Other	0.81%	0.50%	0.20%	0.32%	0.41%
Commercial and industrial	0.23%	0.60%	0.17%	0.28%	0.04%
Construction	—%	—%	—%	0.01%	—%
Agriculture production	0.93%	—%	—%	(0.05)%	(0.05)%
Leases	—%	—%	—%	—%	—%
Provision for (benefit from) credit losses to average loans outstanding during period	0.10%	0.35%	0.29%	(0.15)%	0.92%
Allowance for credit losses to loans at year-end	1.85%	1.79%	1.64%	1.74%	1.93%
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

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

	Balance at December 31, 2023	Additions	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Balance at December 31, 2024
Land & Construction	$154	$11	$—	$—	$39	$204
Residential real estate	1,673	650	—	(359)	(281)	1,683
Commercial real estate	878	21	—	—	—	899
Total foreclosed assets	$2,705	$682	$—	$(359)	$(242)	$2,786

47 TriCo Bancshares 2024 10-K

	Balance at December 31, 2022	Additions	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Balance at December 31, 2023
Land & Construction	$154	$—	$—	$—	$—	$154
Residential real estate	1,709	105	—	(127)	(14)	1,673
Commercial real estate	1,576	50	—	(79)	(669)	878
Total foreclosed assets	$3,439	$155	$—	$(206)	$(683)	$2,705
Deposit Portfolio Composition
The following table shows the Company’s deposit balances at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2024	2023	2022
Noninterest-bearing demand	$2,548,613	$2,722,689	$3,502,095
Interest-bearing demand	1,758,629	1,731,814	1,718,541
Savings	2,657,849	2,682,068	2,884,378
Time certificates, over $250,000	485,180	250,180	46,350
Other time certificates	637,305	447,287	177,649
Total deposits	$8,087,576	$7,834,038	$8,329,013
Total uninsured deposits were estimated to be approximately $2.6 billion and $2.4 billion at December 31, 2024 and 2023, respectively.
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
On February 25, 2021 the Board of Directors approved the authorization to repurchase up to 2,000,000 shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The following table shows the repurchases made by the Company during 2024 under the 2021 Plan:

Period	Total number of shares purchased	Average price paid per share	Maximum number of shares remaining that may yet be purchased under the 2021 Plan
October 1-31, 2024	—	—	865,478
November 1-30, 2024	—	—	865,478
December 1-31, 2024	34,955	$48.56	830,523
January 1, 2024 - December 31, 2024	379,279	$37.39	830,523
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
48 TriCo Bancshares 2024 10-K

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
In the simulation of net interest income and market value of equity, the forecast balance sheet is processed against various interest rate scenarios. These various interest rate scenarios include a flat rate scenario, which assumes interest rates are unchanged in the future, and rate ramp and or shock scenarios including -300, -200, -100, +100, +200, and +300 basis points around the flat scenario. At December 31, 2024, the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was 4.5%. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.
The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous shock scenario over a twelve month period utilizing the Company's specific mix of interest earning assets and interest bearing liabilities as of December 31, 2024.

Interest Rate Risk Simulations: Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+300 (shock)	(7.4)%	(6.0)%
+200 (shock)	(5.1)%	(4.2)%
+100 (shock)	(2.4)%	(1.2)%
+ 0 (flat)	—	—
-100 (shock)	0.6%	(1.2)%
-200 (shock)	0.9%	(5.9)%
-300 (shock)	1.7%	(13.9)%
These simulations indicate that given a “flat” balance sheet size scenario, and if interest-bearing checking, savings and money market interest rates track the general interest rate changes by the rate shock values listed above, the Company’s balance sheet is liability sensitive over a twelve month time horizon for both a rates up and rates down shock scenario, with greater sensitivity skewed toward rates up. “Asset sensitive” implies that net interest income increases when interest rates rise and decrease when interest rates decrease. “Liability sensitive” implies that net interest income decreases when interest rates rise and increase when interest rates decrease. “Neutral sensitivity” implies that net interest income does not change when interest rates change. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.
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
49 TriCo Bancshares 2024 10-K

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
The following interest rate sensitivity table shows the Company’s repricing gaps as of December 31, 2024. In this table transaction deposits, which may be repriced at will by the Company, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Company to appear liability sensitive. Because the Company may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates.
Due to the limitations of gap analysis, as described above, the Company does not actively use gap analysis in managing interest rate risk. Instead, the Company relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.

As of December 31, 2024	Repricing within:
(dollars in thousands)	Less than 3 months	3 - 6 months	6 - 12 months	1 - 5 years	Over 5 years
Interest-earning assets:
Cash at Federal Reserve and other banks	$17,075	$—	$—	$—	$—
Securities	464,738	100,408	110,049	685,277	925,526
Loans	1,405,589	326,268	614,799	2,446,744	756,731
Total interest-earning assets	1,887,402	426,676	724,848	3,132,021	1,682,257
Interest-bearing liabilities
Transaction deposits	4,454,314	—	—	—	—
Time	260,580	218,181	148,218	70,488
Other borrowings	632,582	—	—	—	—
Junior subordinated debt	101,099	—	—	—	—
Total interest-bearing liabilities	$5,448,575	$218,181	$148,218	$70,488	$—
Interest sensitivity gap	$(3,561,173)	$208,495	$576,630	$3,061,533	$1,682,257
Cumulative sensitivity gap	$(3,561,173)	$(3,352,678)	$(2,776,048)	$285,485	$1,967,742
As a percentage of earning assets:
Interest sensitivity gap	(39.4)%	2.3%	6.4%	33.9%	18.6%
Cumulative sensitivity gap	(39.4)%	(37.1)%	(30.7)%	3.2%	21.8%

Liquidity
Liquidity refers to the Company’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash from investing activities totaled $285.0 million in 2024. Proceeds from the maturity and sales of investment securities, net of purchases, provided the bulk of the cash flows totaling approximately $266.5 million, in addition to $22.6 million from the net origination and collection of loans outstanding.
Liquidity may also be impacted from liabilities through changes in deposits and borrowings outstanding. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2024, financing activities used funds totaling $348.5 million, resulting from a reduction in short term borrowings of $543.0 million, $43.6 million in dividend payment outflows, and an additional $15.5 million
50 TriCo Bancshares 2024 10-K

allocated toward the repurchase of common stock, partially offset by an increase in deposits totaling $253.5 million. The Company's primary sources of remaining available liquidity from available borrowings and in transit items include the following for the periods indicated:

(dollars in thousands)	December 31, 2024	December 31, 2023
Borrowing capacity at correspondent banks and FRB	$2,821,678	$2,921,525
Less: borrowings outstanding	(75,000)	(600,000)
Unpledged available-for-sale (AFS) investment securities	1,279,422	1,558,506
Cash held or in transit with FRB	96,395	51,253
Total primary liquidity	$4,122,495	$3,931,284

Estimated uninsured deposit balances	$2,584,265	$2,371,000
At December 31, 2024, the Company's primary sources of liquidity represented 51% of total deposits and 160% of estimated total uninsured (excluding collateralized municipal deposits and intercompany balances) deposits, respectively. As secondary sources of liquidity, the Company's held-to-maturity investment securities had a fair value of $104.3 million, including approximately $7.5 million in net unrealized losses. The Company did not utilize any brokered deposits during 2024 or 2023. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.
Liquidity is also provided or used through the results of operating activities. In 2024, operating activities provided cash of $109.7 million, primarily from net income of $114.9 million. In 2023, operating activities provided cash of $138.9 million, primarily from net income of $117.4 million.
Loan demand during 2025 will depend in part on economic and competitive conditions. The Company emphasizes the solicitation of non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The outlook for deposit balances during 2025 is also subject to actions from the Federal Reserve, heightened competition, the success of the Company’s sales efforts, as well as the delivery of superior customer service and market conditions. The Federal Reserve's recent decrease in Fed Funds rates provided a modest level of relief on deposit margin expense, however, the competitive landscape for attracting and retaining deposit balances will continue to remain challenging during 2025. Therefore, due to concerns such as uncertainty in the general economic environment, political uncertainty, and loan demand, levels of customer deposits are not certain and forecasted changes in those balances are subject to significant volatility and uncertainty. Depending on economic conditions, interest rate levels, and a variety of other conditions, proceeds from the sale or maturity of investment securities may be used to fund loans, or reduce short-term borrowings. At December 31, 2024, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the foreseeable future.
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
Portion of certificates of deposit in excess of $250,000

(dollars in thousands)	At December 31, 2024
Time remaining until maturity:
Less than 3 months	$207,870
3 months to 6 months	58,918
6 months to 12 months	13,332
More than 12 months	3,560
Total	$283,680
51 TriCo Bancshares 2024 10-K

Loan maturities
Loan demand also affects the Company’s liquidity position. The following table presents the maturities of loans, net of deferred loan fees, at December 31, 2024:

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
	(dollars in thousands)
Loans with predetermined interest rates:
Commercial Real Estate	$106,780	$607,737	$887,300	$20,669	$1,622,486
Consumer	9,101	36,136	110,519	392,001	547,757
Commercial & Industrial	7,807	136,070	67,625	12,785	224,287
Construction	21,666	7,409	24,044	42,792	95,911
Agricultural Production	357	12,489	1,152	—	13,998
Leases	—	6,806	—	—	6,806
Total loans with predetermined interest rates	145,711	806,647	1,090,640	468,247	2,511,245
Loans with floating interest rates:
Commercial Real Estate	93,128	459,409	2,341,412	61,197	2,955,146
Consumer	5,270	44,162	132,126	551,744	733,302
Commercial & Industrial	152,788	44,824	32,294	17,078	246,984
Construction	54,553	30,587	82,228	16,654	184,022
Agricultural Production	115,713	21,675	436	—	137,824
Leases	—	—	—	—	—
Total loans with floating interest rates	421,452	600,657	2,588,496	646,673	4,257,278
Total loans	$567,163	$1,407,304	$3,679,136	$1,114,920	$6,768,523
Investment maturities
The maturity distribution and yields of the investment portfolio at December 31, 2024 is presented in the following tables. The timing of the maturities indicated in the tables below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. Yields on tax exempt securities are shown on a tax equivalent basis.

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Debt Securities Available for Sale
Obligations of US government agencies	$6,469	0.63%	$37,744	3.36%	$29,845	1.83%	$1,020,127	2.35%	$1,094,185	2.36%
Obligations of states and political subdivisions	—	—%	24,034	3.17%	63,488	3.17%	133,222	3.28%	220,744	3.24%
Corporate bonds	—	—%	—	—%	5,837	4.95%	—	—%	5,837	4.95%
Asset backed securities	221	5.35%	3,162	5.30%	82,621	6.02%	228,259	5.91%	314,263	5.93%
Non-agency collateralized mortgage obligations	—	—%	—	—%	—	—%	269,856	2.91%	269,856	2.91%
Total debt securities available for sale	$6,690	0.78%	$64,940	3.38%	$181,791	4.21%	$1,651,464	2.95%	$1,904,885	3.07%
Debt Securities Held to Maturity
Obligations of US government agencies	$—	—%	$3,054	2.22%	$87,690	2.80%	$18,411	2.46%	109,155	2.72%
Obligations of states and political subdivisions	1,147	4.55%	—	—%	1,564	3.63%	—	—%	2,711	4.02%
Total debt securities held to maturity	$1,147	4.55%	$3,054	2.22%	$89,254	2.79%	$18,411	2.59%	$111,866	2.75%
52 TriCo Bancshares 2024 10-K

Off-Balance Sheet Items
The Bank has certain ongoing commitments under leases. See Note 11 of the financial statements at Part II, Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2024, commitments to extend credit and commitments related to the Bank’s deposit overdraft privilege product were the Bank’s only financial instruments with off-balance sheet risk. The Bank has not entered into any material contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $2.1 billion and $2.2 billion at December 31, 2024 and 2023, respectively, and represent 32.0% of the total loans outstanding at year-end 2024 versus 32.3% at December 31, 2023. Commitments related to the Bank’s deposit overdraft privilege product totaled $121.0 million and $121.5 million at December 31, 2024 and 2023, respectively.
Certain Contractual Obligations
The following chart summarizes certain contractual obligations of the Company as of December 31, 2024:

(dollars in thousands)	Total	Less than one year	1-3 years	4-5 years	More than 5 years
Time deposits	$1,122,485	$1,081,409	$40,209	$867	$—
Term borrowing at FHLB, fixed rate of 5.23%, payable on April 8, 2025	75,000	75,000	—	—	—
Junior subordinated debt:
TriCo Trust I(1)	20,619	—	—	—	20,619
TriCo Trust II(2)	20,619	—	—	—	20,619
North Valley Trust II(3)	5,713	—	—	—	5,713
North Valley Trust III(4)	4,571	—	—	—	4,571
North Valley Trust IV(5)	7,863	—	—	—	7,863
VRB Subordinated - 6%(6)	16,799	—	—	—	16,799
VRB Subordinated - 5%(7)	25,007	—	—	—	25,007
Operating lease obligations	29,128	5,512	12,510	4,300	6,806
Deferred compensation(8)	368	184	184	—	—
Supplemental retirement plans(8)	18,018	1,768	3,110	3,106	10,034
Total contractual obligations	$1,346,190	$1,163,873	$56,013	$8,273	$118,031

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
(6)Junior subordinated debt, floating rate of three-month SOFR plus 3.52% until maturity in 2029. Redeemable in whole or in part by the Company beginning March 29, 2024.
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
53 TriCo Bancshares 2024 10-K

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

54 TriCo Bancshares 2024 10-K

TRICO BANCSHARES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	At December 31, 2024	At December 31, 2023
Assets:
Cash and due from banks	$85,409	$81,626
Cash at Federal Reserve and other banks	59,547	17,075
Cash and cash equivalents	144,956	98,701
Investment securities:
Marketable equity securities	2,609	2,634
Available for sale debt securities, at fair value (amortized cost of $2,138,533 and $2,384,325)	1,904,885	2,152,504
Held to maturity debt securities, at amortized cost, net of allowance for credit losses of $0	111,866	133,494
Restricted equity securities	17,250	17,250
Loans held for sale	709	458
Loans	6,768,523	6,794,470
Allowance for credit losses	(125,366)	(121,522)
Total loans, net	6,643,157	6,672,948
Premises and equipment, net	70,287	71,347
Cash value of life insurance	140,149	136,892
Accrued interest receivable	34,810	36,768
Goodwill	304,442	304,442
Other intangible assets, net	6,432	10,552
Operating leases, right-of-use	23,529	26,133
Other assets	268,647	245,966
Total assets	$9,673,728	$9,910,089
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,548,613	$2,722,689
Interest-bearing	5,538,963	5,111,349
Total deposits	8,087,576	7,834,038
Accrued interest payable	11,501	8,445
Operating lease liability	25,437	28,261
Other liabilities	137,506	145,982
Other borrowings	89,610	632,582
Junior subordinated debt	101,191	101,099
Total liabilities	8,452,821	8,750,407
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized; zero issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Common stock, 0 par value: 50,000,000 shares authorized; issued and outstanding: 32,970,425 and 33,268,102 at December 31, 2024 and 2023, respectively	693,462	697,349
Retained earnings	679,907	615,502
Accumulated other comprehensive loss, net of tax	(152,462)	(153,169)
Total shareholders’ equity	1,220,907	1,159,682
Total liabilities and shareholders’ equity	$9,673,728	$9,910,089
The accompanying notes are an integral part of these consolidated financial statements.
55 TriCo Bancshares 2024 10-K

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2024	2023	2022
Interest and dividend income:
Loans, including fees	$390,491	$356,710	$285,375
Investments:
Taxable securities	66,912	73,924	59,395
Tax exempt securities	3,615	5,120	5,199
Dividends	1,522	1,294	1,137
Interest bearing cash at Federal Reserve and other banks	4,098	1,306	4,399
Total interest and dividend income	466,638	438,354	355,505
Interest expense:
Deposits	113,126	55,087	4,689
Other borrowings	14,706	19,712	421
Junior subordinated debt	7,372	6,878	4,419
Total interest expense	135,204	81,677	9,529
Net interest income	331,434	356,677	345,976
Provision for credit losses	6,632	23,990	18,470
Net interest income after provision for credit losses	324,802	332,687	327,506
Noninterest income:
Service charges and fees	51,330	50,088	49,765
Commissions on sale of non-deposit investment products	5,573	4,517	3,986
Increase in cash value of life insurance	3,257	3,150	2,858
Gain on sale of loans	1,532	1,166	2,342
Loss on sale of investment securities	(43)	(284)	—
Other	2,758	2,763	4,095
Total noninterest income	64,407	61,400	63,046
Noninterest expense:
Salaries and related benefits	140,581	135,795	129,852
Other	93,524	97,387	86,793
Total noninterest expense	234,105	233,182	216,645
Income before provision for income taxes	155,104	160,905	173,907
Provision for income taxes	40,236	43,515	48,488
Net income	$114,868	$117,390	$125,419
Earnings per common share:
Basic	$3.47	$3.53	$3.85
Diluted	$3.46	$3.52	$3.83

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended December 31,
	2024	2023	2022
Net income	$114,868	$117,390	$125,419
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period, after reclassifications	(1,286)	41,365	(204,376)
Change in minimum pension liability, after reclassifications	1,801	(263)	8,101
Change in joint beneficiary agreement liability	192	(366)	1,389
Other comprehensive income (loss)	707	40,736	(194,886)
Comprehensive income (loss)	$115,575	$158,126	$(69,467)
The accompanying notes are an integral part of these consolidated financial statements.
56 TriCo Bancshares 2024 10-K

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2022	29,730,424	$532,244	$466,959	$981	$1,000,184
Net income			125,419		125,419
Other comprehensive income (loss)				(194,886)	(194,886)
Service condition RSU vesting		2,883			2,883
Market plus service condition RSU vesting		986			986
Service condition RSUs released	50,076				—
Market plus service condition RSUs released	26,338				—
Stock options exercised	63,325	1,190			1,190
Issuance of common stock	4,105,518	173,585			173,585
Repurchase of common stock	(644,168)	(13,440)	(13,708)		(27,148)
Dividends paid ($1.10 per share)			(35,797)		(35,797)
Balance at December 31, 2022	33,331,513	697,448	542,873	(193,905)	1,046,416
Net income			117,390		117,390
Other comprehensive income (loss)				40,736	40,736
Service condition RSU vesting		2,806			2,806
Market plus service condition RSU vesting		1,319			1,319
Service condition RSUs released	81,902				—
Market plus service condition RSUs released	55,928				—
Stock options exercised	8,000	156			156
Repurchase of common stock	(209,241)	(4,380)	(4,860)		(9,240)
Dividends paid ($1.20 per share)			(39,901)		(39,901)
Balance at December 31, 2023	33,268,102	697,349	615,502	(153,169)	1,159,682
Net income			114,868		114,868
Other comprehensive income (loss)				707	707
Service condition RSU vesting		3,224			3,224
Market plus service condition RSU vesting		1,442			1,442
Service condition RSUs released	78,403				—
Market plus service condition RSUs released	32,248				—
Stock options exercised	7,500	174			174
Repurchase of common stock	(415,828)	(8,727)	(6,817)		(15,544)
Dividends paid ($1.32 per share)			(43,646)		(43,646)
Balance at December 31, 2024	32,970,425	$693,462	$679,907	$(152,462)	$1,220,907
The accompanying notes are an integral part of these consolidated financial statements.
57 TriCo Bancshares 2024 10-K

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2024	2023	2022
Operating activities:
Net income	$114,868	$117,390	$125,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	5,998	6,366	6,012
Amortization of intangible assets	4,120	6,118	6,334
Provision for credit losses	6,632	23,990	18,470
Amortization of investment securities premium, net	865	312	6,641
Loss on sale of investment securities	43	284	—
Originations of loans for resale	(59,620)	(43,313)	(71,600)
Proceeds from sale of loans originated for resale	60,401	45,467	74,922
Gain on sale of loans	(1,532)	(1,166)	(2,342)
Change in fair market value of mortgage servicing rights	480	506	(301)
Gain on sale of real estate owned, net	8	(18)	(166)
Deferred income tax expense	(646)	(2,399)	(8,022)
Gain on transfer of loans to real estate owned	(81)	(114)	(316)
Operating lease payments	(6,170)	(6,378)	(5,904)
Loss (gain) on disposal of fixed assets	19	23	(1,070)
Increase in cash value of life insurance	(3,257)	(3,150)	(2,858)
Gain on life insurance death benefit	—	—	(309)
(Gain) loss on marketable equity securities	(40)	(36)	340
Equity compensation vesting expense	4,666	4,125	3,869
Change in value of other real estate	323	797	113
Amortization of operating lease right of use asset	5,950	6,364	6,033
Change in:
Interest receivable	1,958	(4,912)	(9,170)
Interest payable	3,056	7,278	(287)
Other assets and liabilities, net	(28,334)	(18,647)	17,087
Net cash from operating activities	109,707	138,887	162,895
Investing activities:
Cash acquired in acquisition; net of consideration paid	—	—	426,883
Maturities and principal repayments of securities available for sale	401,384	321,738	267,830
Maturities and principal repayments of securities held to maturity	21,421	27,260	38,399
Proceeds from sale of available for sale securities	31,534	71,024	—
Purchases of securities available for sale	(187,763)	(34,468)	(699,035)
Loan origination and principal collections, net	22,628	(345,902)	(739,037)
Loans purchased	—	(6,423)	(22,845)
Proceeds from sale of real estate owned	351	224	873
Proceeds from sale of premises and equipment	—	—	6,690
Purchases of premises and equipment	(4,557)	(4,886)	(3,623)
Life insurance proceeds	—	—	641
Net cash used in investing activities	284,998	28,567	(723,224)
Financing activities:
Net change in deposits	253,538	(494,975)	(253,625)
Net change in other borrowings	(542,972)	367,977	214,518
Repurchase of common stock, net	(15,544)	(9,240)	(27,148)
Dividends paid	(43,646)	(39,901)	(35,797)
Exercise of stock options	174	156	1,190
Net cash used in financing activities	(348,450)	(175,983)	(100,862)
Net change in cash and cash equivalents	46,255	(8,529)	(661,191)
Cash and cash equivalents at beginning of year	98,701	107,230	768,421
Cash and cash equivalents at end of year	$144,956	$98,701	$107,230

	Year ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$132,148	$74,399	$9,290
Cash paid for income taxes	$33,700	$45,300	$41,000
Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$(1,827)	$58,727	$(290,157)
Loans transferred to foreclosed assets	$682	$155	$1,349
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	$1,363	$2,266	$2,522
Obligations incurred in conjunction with leased assets	$2,226	$4,300	$6,149
Business combination (1)

(1) In the year ended 2022, the VRB acquisition included fair value tangible assets acquired of $1.37 billion, liabilities assumed of $1.28 billion, resulting in goodwill of $0.09 billion.
The accompanying notes are an integral part of these consolidated financial statements.
58 TriCo Bancshares 2024 10-K

TRICO BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022
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
Segment and Significant Group Concentration of Credit Risk
The Company grants agribusiness, commercial, consumer, and residential loans to customers located throughout California. The Company has a diversified loan portfolio within the business segments located in this geographical area. While the chief operating decision-maker (CODM) may monitor the revenue streams of the various products and services, operations are managed, financial performance is evaluated, and decisions are generally made on a Company-wide basis. Discrete financial information is not available other than on a Company-wide basis. Accordingly, operations are considered by management to be aggregated in one reportable operating segment.
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
Non-Marketable and Other Equity Securities
Non-marketable and other equity securities include qualified public welfare investments and venture capital/private equity funds. Our accounting for investments in non-marketable and other equity securities depends on several factors, including the level of ownership, power to control and the legal structure of the subsidiary making the investment. We base our accounting for such securities on: (i) fair value accounting, (ii) measurement alternative for other investments without a readily determinable fair value, and (iii) equity method accounting. During the twelve months ended December 31, 2024, 2023 and 2022, the Company recognized an insignificant amount of earnings and losses in the consolidated statements of net income related to changes in the fair value of non-marketable and other equity securities.
59 TriCo Bancshares 2024 10-K

Debt Securities
The Company classifies its debt securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term and changes in the value of these securities are recorded through earnings. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. AFS securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Discounts are amortized or accreted over the expected life of the related investment security as an adjustment to yield using the effective interest method. Premiums on callable debt securities are generally amortized to the earliest call date of the security with the exception of mortgage backed securities, where estimated prepayments, if any, are considered. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. The Company did not have a significant level debt securities classified as trading during the three-year period ended December 31, 2024.
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2024, 2023 or 2022.
The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the years ended December 31, 2024, 2023 or 2022.
For HTM debt securities, the Company measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on held-to-maturity (HTM) debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current condition and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these HTM investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized during the years ended December 31, 2024, 2023 or 2022.
Restricted Equity Securities
Restricted equity securities represent the Company’s investment in the stock of the Federal Home Loan Bank of San Francisco (“FHLB”) and are carried at par value, which reasonably approximates its fair value. While technically these are considered equity securities, there is no market for FHLB stock. Therefore, the shares are considered as restricted investment securities. Management periodically evaluates FHLB stock for other-than-temporary impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.
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
60 TriCo Bancshares 2024 10-K

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
61 TriCo Bancshares 2024 10-K

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
62 TriCo Bancshares 2024 10-K

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
63 TriCo Bancshares 2024 10-K

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
64 TriCo Bancshares 2024 10-K

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
Most of our revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as our loans and investment securities. In addition, certain non-interest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. The Company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2024 and 2023, the Company did not have any significant contract balances. The Company has evaluated the nature of its revenue streams and determined that further disaggregation of revenue into more granular categories beyond what is presented in Note 18 was not necessary. The following are descriptions of revenues within the scope of ASC 606.
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
65 TriCo Bancshares 2024 10-K

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
Gain/loss on other real estate owned, net
The Company records a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed of trust. When the Company finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the other real estate owned asset is de-recognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. Gains or losses from transactions associated with other real estate owned are recorded as a component of non-interest expense.
Reclassifications
Certain amounts reported in previous consolidated financial statements have been reclassified and recalculated to conform to the presentation in this report. These reclassifications did not affect previously reported amounts of net income, total assets or total shareholders’ equity.
Note 2 – Accounting Standards Update
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
	• Allows for the CODM to use more than one measure of segment profit and loss, as long as one measure is consistent with GAAP.	• The Company adopted these disclosure requirements effective December 31, 2024.
ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures	• Requires a tabular rate reconciliation using both percentages and reporting currency amounts between the reported amount of income tax expense (or benefit) to the amount of statutory federal income tax at current rates for specified categories using specified disaggregation criteria.
• The amount of net income taxes paid for federal, state, and foreign taxes, as well as the amount paid to any jurisdiction that net taxes exceed a 5% quantitative threshold.
• The amendments will require the disclosure of pre-tax income disaggregated between domestic and foreign, as well as income tax expense disaggregated by federal, state, and foreign.
	• The amendment also eliminates certain disclosures related to unrecognized tax benefits and certain temporary differences.	• The Company plans to adopt the ASU for the annual reporting period beginning on January 1, 2025, and is currently evaluating the impact of the ASU on disclosures.
Accounting standards yet to be adopted

Standard	Summary of Guidance	Effects on financial statements
None

66 TriCo Bancshares 2024 10-K

Note 3 – Investment Securities
The amortized cost and estimated fair values of investment securities classified as available for sale and held to maturity are summarized in the following tables:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,268,654	$16	$(174,485)	$1,094,185
Obligations of states and political subdivisions	249,627	66	(28,949)	220,744
Corporate bonds	6,182	—	(345)	5,837
Asset backed securities	314,814	687	(1,238)	314,263
Non-agency collateralized mortgage obligations	299,256	238	(29,638)	269,856
Total debt securities available for sale	$2,138,533	$1,007	$(234,655)	$1,904,885
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$109,155	$3	$(7,443)	$101,715
Obligations of states and political subdivisions	2,711	2	(79)	2,634
Total debt securities held to maturity	$111,866	$5	$(7,522)	$104,349

There was no allowance for credit losses recorded for the held to maturity debt portfolio as of or for the years ended December 31, 2024 and 2023.

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,386,772	$2	$(165,037)	$1,221,737
Obligations of states and political subdivisions	262,879	268	(26,772)	236,375
Corporate bonds	6,173	—	(571)	5,602
Asset backed securities	359,214	255	(4,188)	355,281
Non-agency collateralized mortgage obligations	369,287	—	(35,778)	333,509
Total debt securities available for sale	$2,384,325	$525	$(232,346)	$2,152,504
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$130,823	$—	$(8,331)	$122,492
Obligations of states and political subdivisions	2,671	6	(43)	2,634
Total debt securities held to maturity	$133,494	$6	$(8,374)	$125,126
During the year ended December 31, 2024, proceeds from sales of debt securities totaled $31.5 million, resulting in gross losses of $2.9 million. In addition, during the three months ended June 30, 2024, the Company participated in and completed an exchange offering with Visa, which resulted in a gain of $2.9 million. There were no sales of debt securities during the years ended 2023 and 2022, respectively. Investment securities with an aggregate carrying value of $716.0 million and $702.2 million at December 31, 2024 and 2023, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.
The amortized cost and estimated fair value of debt securities at December 31, 2024 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2024, obligations of U.S. government and agencies with an amortized cost basis totaling $1.3 billion consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At December 31, 2024, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.43 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.
67 TriCo Bancshares 2024 10-K

	December 31, 2024
	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$6,847	$6,690	$1,147	$1,149
Due after one year through five years	68,151	64,940	3,054	2,965
Due after five years through ten years	194,985	182,944	89,254	83,477
Due after ten years	1,868,550	1,650,311	18,411	16,758
Totals	$2,138,533	$1,904,885	$111,866	$104,349
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2024
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$63,714	$(842)	$1,021,654	$(173,643)	$1,085,368	$(174,485)
Obligations of states and political subdivisions	7,457	(140)	208,063	(28,809)	215,520	(28,949)
Corporate bonds	1,229	(17)	4,608	(328)	5,837	(345)
Asset backed securities	44,707	(30)	75,734	(1,208)	120,441	(1,238)
Non-agency collateralized mortgage obligations	—	—	236,671	(29,638)	236,671	(29,638)
Total debt securities available for sale	$117,107	$(1,029)	$1,546,730	$(233,626)	$1,663,837	$(234,655)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$101,553	$(7,443)	$101,553	$(7,443)
Obligations of states and political subdivisions	—	—	1,485	(79)	1,485	(79)
Total debt securities held to maturity	$—	$—	$103,038	$(7,522)	$103,038	$(7,522)

	December 31, 2023
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$224	$—	$1,221,320	$(165,037)	$1,221,544	$(165,037)
Obligations of states and political subdivisions	6,229	(75)	216,497	(26,697)	222,726	(26,772)
Corporate bonds	—	—	5,602	(571)	5,602	(571)
Asset backed securities	15,928	(93)	264,731	(4,095)	280,659	(4,188)
Non-agency collateralized mortgage obligations	44,276	(583)	289,233	(35,195)	333,509	(35,778)
Total securities available for sale	$66,657	$(751)	$1,997,383	$(231,595)	$2,064,040	$(232,346)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$122,259	$(8,331)	$122,259	$(8,331)
Obligations of states and political subdivisions	—	—	1,012	(43)	1,012	(43)
Total debt securities held to maturity	$—	$—	$123,271	$(8,374)	$123,271	$(8,374)
Obligations of U.S. government agencies: Unrealized losses on investments in obligations of U.S. government corporations and agencies are caused by interest rate increases. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2024, 156 debt securities representing obligations of U.S. government corporations and agencies had unrealized losses with aggregate depreciation of 13.85% from the Company’s amortized cost basis.
68 TriCo Bancshares 2024 10-K

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2024, 153 debt security representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 11.84% from the Company’s amortized cost basis.
Corporate bonds: The unrealized losses on investments in corporate bonds were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses as of and for the year ended December 31, 2024. At December 31, 2024, 6 asset backed securities had unrealized losses with aggregate depreciation of 5.58% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. At the time of purchase, each of these securities were rated AA or AAA and through December 31, 2024 have not experienced any deterioration in credit rating. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered other-than-temporarily impaired. At December 31, 2024, 17 asset backed securities had unrealized losses with aggregate depreciation of 1.02% from the Company’s amortized cost basis.
Non-agency collateralized mortgage obligations: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no allowance for credit losses as of and for the year ended December 31, 2024. At December 31, 2024, 18 asset backed securities had unrealized losses with aggregate depreciation of 11.13% from the Company’s amortized cost basis.
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
The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	December 31, 2024		December 31, 2023
(in thousands)	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$109,155	$—	$130,823	$—
Obligations of states and political subdivisions	2,711	—	2,671	—
Total debt securities held to maturity	$111,866	$—	$133,494	$—

69 TriCo Bancshares 2024 10-K

Note 4 – Loans
A summary of loan balances follows:

(in thousands)	December 31, 2024	December 31, 2023
Commercial real estate:
CRE non-owner occupied	$2,323,036	$2,217,806
CRE owner occupied	961,415	956,440
Multifamily	1,028,035	949,502
Farmland	265,146	271,054
Total commercial real estate loans	4,577,632	4,394,802
Consumer:
SFR 1-4 1st DT liens	859,660	883,438
SFR HELOCs and junior liens	363,420	356,813
Other	57,979	73,017
Total consumer loans	1,281,059	1,313,268
Commercial and industrial	471,271	586,455
Construction	279,933	347,198
Agriculture production	151,822	144,497
Leases	6,806	8,250
Total loans, net of deferred loan fees and discounts	$6,768,523	$6,794,470
Total principal balance of loans owed, net of charge-offs	$6,804,113	$6,834,935
Unamortized net deferred loan fees	(15,283)	(15,826)
Discounts to principal balance of loans owed, net of charge-offs	(20,307)	(24,639)
Total loans, net of unamortized deferred loan fees and discounts	$6,768,523	$6,794,470
Allowance for credit losses	$(125,366)	$(121,522)

Note 5 – Allowance for Credit Losses
The ACL was $125.4 million as of December 31, 2024 as compared to $121.5 million at December 31, 2023. The provision for credit losses on loans of $6.5 million during the year ended December 31, 2024 was comprised of $2.5 million in qualitative reserves, $1.4 million in quantitative reserves and $2.6 million in net charge-offs. The qualitative components of the ACL increased reserve requirements due largely to the continued rise in CA unemployment and US policy uncertainty. This forecast data continues to evolve and includes improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date. Core inflation is slowing but prices remain elevated relative to wage increases, as reflected by higher living costs such as housing, energy and general services. Actions by the Federal Reserve to cut rates during 2024 and beyond may help improve this outlook overall, but the uncertainty associated with the extent and timing of these potential reductions has inhibited a material change to forecasted reserve levels. Furthermore, geopolitical risks remain elevated, which may lead to further negative effects on domestic economic outcomes. As a result, management continues to believe that certain credit weaknesses are present in the overall economy and that it is appropriate to maintain a reserve level that incorporates such risk factors.
The remaining increase in the allowance for credit reserves related to quantitative metrics was largely driven by increases in classified loan balances and individual reserves on specific loans.

(dollars in thousands)	December 31, 2024	December 31, 2023
Allowance for credit losses:
Qualitative and forecast factor allowance	$86,833	$84,291
Quantitative (Cohort) model allowance	33,908	34,139
Total allowance for credit losses	120,741	118,430
Allowance for individually evaluated loans	4,625	3,092
Total allowance for credit losses	$125,366	$121,522

70 TriCo Bancshares 2024 10-K

The following tables summarize the activity in the allowance for credit losses, and ending balance of loans, net of unearned fees for the periods indicated.

	Allowance for Credit Losses – December 31, 2024
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision for (Benefit From) Credit Losses	Ending Balance
Commercial real estate:
CRE non-owner occupied	$35,077	$—	$187	$1,965	$37,229
CRE owner occupied	15,081	—	2	664	15,747
Multifamily	14,418	—	—	1,495	15,913
Farmland	4,288	—	—	(328)	3,960
Total commercial real estate loans	68,864	—	189	3,796	72,849
Consumer:
SFR 1-4 1st DT liens	14,009	(27)	—	245	14,227
SFR HELOCs and junior liens	10,273	(41)	395	(216)	10,411
Other	3,171	(746)	217	183	2,825
Total consumer loans	27,453	(814)	612	212	27,463
Commercial and industrial	12,750	(1,787)	547	2,887	14,397
Construction	8,856	—	—	(1,632)	7,224
Agriculture production	3,589	(1,450)	65	1,199	3,403
Leases	10	—	—	20	30
Allowance for credit losses on loans	121,522	(4,051)	1,413	6,482	125,366
Reserve for unfunded commitments	5,850	—	—	150	6,000
Total	$127,372	$(4,051)	$1,413	$6,632	$131,366

	Allowance for Credit Losses – December 31, 2023
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision for (Benefit from) Credit Losses	Ending Balance
Commercial real estate:
CRE non-owner occupied	$30,962	$—	$—	$4,115	$35,077
CRE owner occupied	14,014	(3,637)	2	4,702	15,081
Multifamily	13,132	—	—	1,286	14,418
Farmland	3,273	—	—	1,015	4,288
Total commercial real estate loans	61,381	(3,637)	2	11,118	68,864
Consumer:
SFR 1-4 1st DT liens	11,268	—	262	2,479	14,009
SFR HELOCs and junior liens	11,413	(66)	723	(1,797)	10,273
Other	1,958	(558)	190	1,581	3,171
Total consumer loans	24,639	(624)	1,175	2,263	27,453
Commercial and industrial	13,597	(3,879)	316	2,716	12,750
Construction	5,142	—	—	3,714	8,856
Agriculture production	906	—	34	2,649	3,589
Leases	15	—	—	(5)	10
Allowance for credit losses on loans	105,680	(8,140)	1,527	22,455	121,522
Reserve for unfunded commitments	4,315	—	—	1,535	5,850
Total	$109,995	$(8,140)	$1,527	$23,990	$127,372
71 TriCo Bancshares 2024 10-K

	Allowance for Credit Losses – December 31, 2022
(in thousands)	Beginning Balance	ACL on PCD Loans	Charge-offs	Recoveries	Provision for (Benefit from) Credit Losses	Ending Balance
Commercial real estate:
CRE non-owner occupied	$25,739	$746	$—	$1	$4,476	$30,962
CRE owner occupied	10,691	63	—	2	3,258	14,014
Multifamily	12,395	—	—	—	737	13,132
Farmland	2,315	764	(294)	—	488	3,273
Total commercial real estate loans	51,140	1,573	(294)	3	8,959	61,381
Consumer:
SFR 1-4 1st DT liens	10,723	144	—	79	322	11,268
SFR HELOCs and junior liens	10,510	—	(22)	429	496	11,413
Other	2,241	—	(572)	235	54	1,958
Total consumer loans	23,474	144	(594)	743	872	24,639
Commercial and industrial	3,862	81	(697)	1,157	9,194	13,597
Construction	5,667	201	—	—	(726)	5,142
Agriculture production	1,215	38	—	4	(351)	906
Leases	18	—	—	—	(3)	15
Allowance for credit losses on loans	85,376	2,037	(1,585)	1,907	17,945	105,680
Reserve for unfunded commitments	3,790	—	—	—	525	4,315
Total	$89,166	$2,037	$(1,585)	$1,907	$18,470	$109,995
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
72 TriCo Bancshares 2024 10-K

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$184,623	$177,650	$408,129	$282,953	$152,278	$909,735	$163,628	$—	$2,278,996
Special Mention	—	836	1,688	—	—	24,840	506	—	27,870
Substandard	—	—	—	—	—	16,170	—	—	16,170
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$184,623	$178,486	$409,817	$282,953	$152,278	$950,745	$164,134	$—	$2,323,036
Current year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$83,320	$75,804	$191,619	$177,134	$104,490	$254,282	$35,961	$—	$922,610
Special Mention	1,618	—	2,699	1,731	206	11,950	—	—	18,204
Substandard	—	242	7,798	5,380	3,490	3,644	47	—	20,601
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$84,938	$76,046	$202,116	$184,245	$108,186	$269,876	$36,008	$—	$961,415
Current year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Multifamily risk ratings
Pass	$65,376	$27,904	$171,470	$294,317	$117,889	$289,229	$44,816	$—	$1,011,001
Special Mention	—	—	—	11,926	—	207	3,393	—	15,526
Substandard	—	—	480	—	554	474	—	—	1,508
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily loans	$65,376	$27,904	$171,950	$306,243	$118,443	$289,910	$48,209	$—	$1,028,035
Current year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$23,780	$18,205	$45,582	$20,832	$15,066	$36,909	$44,083	$—	$204,457
Special Mention	—	—	2,057	7,944	47	3,764	1,356	—	15,168
Substandard	—	2,770	—	20,414	—	10,416	11,921	—	45,521
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$23,780	$20,975	$47,639	$49,190	$15,113	$51,089	$57,360	$—	$265,146
Current year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
73 TriCo Bancshares 2024 10-K

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$60,203	$113,467	$173,217	$241,388	$115,915	$137,361	$—	$3,952	$845,503
Special Mention	—	—	60	—	—	892	—	239	1,191
Substandard	—	244	137	3,467	2,092	6,393	—	633	12,966
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$60,203	$113,711	$173,414	$244,855	$118,007	$144,646	$—	$4,824	$859,660
Current year gross charge-offs	$—	$27	$—	$—	$—	$—	$—	$—	$27

Consumer loans:
SFR HELOCs and Junior Liens risk ratings
Pass	$236	$—	$—	$—	$—	$68	$345,902	$5,799	$352,005
Special Mention	—	—	—	—	—	4	6,082	327	6,413
Substandard	—	—	—	—	—	—	4,579	423	5,002
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$236	$—	$—	$—	$—	$72	$356,563	$6,549	$363,420
Current year gross charge-offs	$—	$—	$—	$—	$—	$—	$41	$—	$41

Consumer loans:
Other risk ratings
Pass	$10,371	$21,746	$5,891	$6,059	$4,917	$6,991	$610	$—	$56,585
Special Mention	—	63	34	227	107	41	21	—	493
Substandard	37	152	304	111	2	294	1	—	901
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$10,408	$21,961	$6,229	$6,397	$5,026	$7,326	$632	$—	$57,979
Current year gross charge-offs	$385	$88	$40	$74	$37	$108	$14	$—	$746

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$73,321	$49,921	$61,634	$48,255	$3,721	$8,463	$203,978	$150	$449,443
Special Mention	137	775	1,970	63	275	851	3,197	—	7,268
Substandard	272	35	682	728	—	596	12,200	47	14,560
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$73,730	$50,731	$64,286	$49,046	$3,996	$9,910	$219,375	$197	$471,271
Current year gross charge-offs	$389	$—	$178	$95	$24	$—	$1,101	$—	$1,787
74 TriCo Bancshares 2024 10-K

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Construction loans:
Construction risk ratings
Pass	$36,031	$124,759	$80,269	$11,354	$6,714	$7,359	$—	$—	$266,486
Special Mention	—	—	13,390	—	—	—	—	—	13,390
Substandard	—	—	—	—	—	57	—	—	57
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$36,031	$124,759	$93,659	$11,354	$6,714	$7,416	$—	$—	$279,933
Current year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$265	$1,434	$2,297	$905	$175	$7,477	$133,115	$—	$145,668
Special Mention	—	—	—	—	2	218	5,192	—	5,412
Substandard	—	—	138	485	107	12	—	—	742
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$265	$1,434	$2,435	$1,390	$284	$7,707	$138,307	$—	$151,822
Current year gross charge-offs	$—	$—	$173	$—	$—	$—	$1,277	$—	$1,450

Leases:
Lease risk ratings
Pass	$6,806	$—	$—	$—	$—	$—	$—	$—	$6,806
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$6,806	$—	$—	$—	$—	$—	$—	$—	$6,806
Current year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$544,332	$610,890	$1,140,108	$1,083,197	$521,165	$1,657,874	$972,093	$9,901	$6,539,560
Special Mention	1,755	1,674	21,898	21,891	637	42,767	19,747	566	110,935
Substandard	309	3,443	9,539	30,585	6,245	38,056	28,748	1,103	118,028
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$546,396	$616,007	$1,171,545	$1,135,673	$528,047	$1,738,697	$1,020,588	$11,570	$6,768,523
Current year gross charge-offs	$774	$115	$391	$169	$61	$108	$2,433	$—	$4,051
75 TriCo Bancshares 2024 10-K

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$180,326	$413,863	$290,210	$137,656	$206,408	$792,875	$141,686	$—	$2,163,024
Special Mention	—	1,329	—	5,281	17,093	14,174	1,247	—	39,124
Substandard	—	—	767	—	2,139	12,540	212	—	15,658
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied risk ratings	$180,326	$415,192	$290,977	$142,937	$225,640	$819,589	$143,145	$—	$2,217,806
Prior year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$71,288	$196,915	$190,384	$118,457	$59,220	$268,990	$23,740	$—	$928,994
Special Mention	—	5,773	1,513	2,754	703	2,678	—	—	13,421
Substandard	—	2,972	7,835	—	111	3,107	—	—	14,025
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied risk ratings	$71,288	$205,660	$199,732	$121,211	$60,034	$274,775	$23,740	$—	$956,440
Prior year gross charge-offs	$—	$—	$—	$1,380	$—	$2,228	$29	$—	$3,637

Commercial real estate:
Multifamily risk ratings
Pass	$28,445	$177,032	$279,660	$89,106	$104,108	$225,446	$33,470	$—	$937,267
Special Mention	—	—	11,914	—	—	321	—	—	12,235
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily loans	$28,445	$177,032	$291,574	$89,106	$104,108	$225,767	$33,470	$—	$949,502
Prior year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$21,729	$46,398	$37,134	$16,006	$16,780	$41,663	$50,857	$—	$230,567
Special Mention	—	2,170	5,802	51	261	734	—	—	9,018
Substandard	101	813	9,053	377	—	13,266	7,859	—	31,469
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland loans	$21,830	$49,381	$51,989	$16,434	$17,041	$55,663	$58,716	$—	$271,054
Prior year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$135,741	$189,920	$260,870	$125,081	$29,568	$126,975	$—	$4,079	$872,234
Special Mention	71	—	—	—	—	1,948	—	27	2,046
Substandard	—	140	1,296	1,490	531	5,265	—	436	9,158
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$135,812	$190,060	$262,166	$126,571	$30,099	$134,188	$—	$4,542	$883,438
Prior year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
76 TriCo Bancshares 2024 10-K

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
SFR HELOCs and Junior Liens risk ratings
Pass	$297	$—	$—	$—	$—	$96	$343,698	$6,444	$350,535
Special Mention	—	—	—	—	—	—	2,274	138	2,412
Substandard	—	—	—	—	—	—	3,212	654	3,866
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and Junior Liens	$297	$—	$—	$—	$—	$96	$349,184	$7,236	$356,813
Prior year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$66	$66

Consumer loans:
Other risk ratings
Pass	$34,441	$9,061	$8,908	$7,419	$6,825	$4,619	$659	$—	$71,932
Special Mention	21	54	203	63	54	37	18	—	450
Substandard	87	183	164	30	116	52	3	—	635
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer loans	$34,549	$9,298	$9,275	$7,512	$6,995	$4,708	$680	$—	$73,017
Prior year gross charge-offs	$376	$82	$—	$36	$39	$9	$16	$—	$558

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$70,930	$83,184	$51,455	$9,504	$10,193	$7,636	$340,858	$318	$574,078
Special Mention	33	663	237	83	—	178	1,126	—	2,320
Substandard	—	2,014	782	103	4	762	6,318	74	10,057
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial loans	$70,963	$85,861	$52,474	$9,690	$10,197	$8,576	$348,302	$392	$586,455
Prior year gross charge-offs	$153	$287	$240	$2,285	$—	$—	$896	$18	$3,879

Construction loans:
Construction risk ratings
Pass	$56,378	$136,294	$85,144	$47,632	$4,583	$6,518	$—	$—	$336,549
Special Mention	—	10,582	—	—	—	—	—	—	10,582
Substandard	—	—	—	—	67	—	—	—	67
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction loans	$56,378	$146,876	$85,144	$47,632	$4,650	$6,518	$—	$—	$347,198
Prior year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
77 TriCo Bancshares 2024 10-K

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Agriculture production loans:
Agriculture production risk ratings
Pass	$945	$2,749	$1,595	$396	$620	$8,491	$114,935	$—	$129,731
Special Mention	—	183	543	176	—	—	11,302	—	12,204
Substandard	—	—	—	—	—	—	2,562	—	2,562
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production loans	$945	$2,932	$2,138	$572	$620	$8,491	$128,799	$—	$144,497
Prior year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Leases:
Lease risk ratings
Pass	$8,250	$—	$—	$—	$—	$—	$—	$—	$8,250
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$8,250	$—	$—	$—	$—	$—	$—	$—	$8,250
Prior year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$608,770	$1,255,416	$1,205,360	$551,257	$438,305	$1,483,309	$1,049,903	$10,841	$6,603,161
Special Mention	125	20,754	20,212	8,408	18,111	20,070	15,967	165	103,812
Substandard	188	6,122	19,897	2,000	2,968	34,992	20,166	1,164	87,497
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$609,083	$1,282,292	$1,245,469	$561,665	$459,384	$1,538,371	$1,086,036	$12,170	$6,794,470
Prior year gross charge-offs	$529	$369	$240	$3,701	$39	$2,237	$941	$84	$8,140
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
78 TriCo Bancshares 2024 10-K

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of December 31, 2024
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$221	$—	$2,452	$2,673	$2,320,363	$2,323,036
CRE owner occupied	1,625	85	3,619	5,329	956,086	961,415
Multifamily	1,120	—	—	1,120	1,026,915	1,028,035
Farmland	2,686	113	6,145	8,944	256,202	265,146
Total commercial real estate loans	5,652	198	12,216	18,066	4,559,566	4,577,632
Consumer:
SFR 1-4 1st DT liens	—	6	1,556	1,562	858,098	859,660
SFR HELOCs and junior liens	201	852	1,078	2,131	361,289	363,420
Other	50	—	132	182	57,797	57,979
Total consumer loans	251	858	2,766	3,875	1,277,184	1,281,059
Commercial and industrial	537	308	9,257	10,102	461,169	471,271
Construction	—	—	—	—	279,933	279,933
Agriculture production	37	317	314	668	151,154	151,822
Leases	—	—	—	—	6,806	6,806
Total	$6,477	$1,681	$24,553	$32,711	$6,735,812	$6,768,523
The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of December 31, 2023
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$3,876	$—	$1,382	$5,258	$2,212,548	$2,217,806
CRE owner occupied	34	—	247	281	956,159	956,440
Multifamily	—	—	—	—	949,502	949,502
Farmland	635	3,798	2,052	6,485	264,569	271,054
Total commercial real estate loans	4,545	3,798	3,681	12,024	4,382,778	4,394,802
Consumer:
SFR 1-4 1st DT liens	141	1,449	490	2,080	881,358	883,438
SFR HELOCs and junior liens	16	—	623	639	356,174	356,813
Other	148	40	30	218	72,799	73,017
Total consumer loans	305	1,489	1,143	2,937	1,310,331	1,313,268
Commercial and industrial	244	605	1,654	2,503	583,952	586,455
Construction	—	—	—	—	347,198	347,198
Agriculture production	593	878	33	1,504	142,993	144,497
Leases	447	—	—	447	7,803	8,250
Total	$6,134	$6,770	$6,511	$19,415	$6,775,055	$6,794,470
79 TriCo Bancshares 2024 10-K

The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of December 31, 2024			As of December 31, 2023
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$3,017	$3,017	$—	$2,024	$2,024	$—
CRE owner occupied	3,632	3,874	—	3,994	3,994	—
Multifamily	480	480	—	—	—	—
Farmland	12,483	16,195	—	5,996	14,484	—
Total commercial real estate loans	19,612	23,566	—	12,014	20,502	—
Consumer:
SFR 1-4 1st DT liens	5,979	5,979	—	2,808	2,811	—
SFR HELOCs and junior liens	3,370	3,868	—	3,281	3,571	—
Other	41	204	—	39	105	—
Total consumer loans	9,390	10,051	—	6,128	6,487	—
Commercial and industrial	830	9,707	59	1,379	2,503	10
Construction	57	57	—	67	67	—
Agriculture production	—	656	—	—	2,322	—
Leases	—	—	—	—	—	—
Sub-total	29,889	44,037	59	19,588	31,881	10
Less: Guaranteed loans	(828)	(816)	—	(766)	(878)	—
Total, net	$29,061	$43,221	$59	$18,822	$31,003	$10
Interest income on non accrual loans that would have been recognized during the years ended December 31, 2024, 2023, and 2022, if all such loans had been current in accordance with their original terms, totaled $4.2 million, $2.5 million, and $1.4 million, respectively. Interest income actually recognized on these loans during the years ended December 31, 2024, 2023, and 2022 was $0.8 million, $1.0 million, and $0.6 million, respectively.

80 TriCo Bancshares 2024 10-K

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of December 31, 2024
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,452	$356	$—	$210	$—	$—	$—	$—	$—	$—	$—	$3,018
CRE owner occupied	—	260	142	3,472	—	—	—	—	—	—	—	3,874
Multifamily	—	—	—	—	480	—	—	—	—	—	—	480
Farmland	—	—	—	—	—	16,448	—	—	—	—	—	16,448
Total commercial real estate loans	2,452	616	142	3,682	480	16,448	—	—	—	—	—	23,820
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	5,979	—	—	—	—	5,979
SFR HELOCs and junior liens	—	—	—	—	—	—	1,291	2,079	—	—	—	3,370
Other	—	—	—	—	—	—	—	—	132	—	—	132
Total consumer loans	—	—	—	—	—	—	7,270	2,079	132	—	—	9,481
Commercial and industrial	—	—	—	8,334	—	—	—	54	—	530	788	9,706
Construction	—	—	—	—	—	—	57	—	—	—	—	57
Agriculture production	—	—	—	—	—	—	—	—	—	—	12	12
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$2,452	$616	$142	$12,016	$480	$16,448	$7,327	$2,133	$132	$530	$800	$43,076

	As of December 31, 2023
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$124	$615	$519	$766	$—	$—	$—	$—	$—	$—	$—	$2,024
CRE owner occupied	614	—	297	3,083	—	—	—	—	—	—	—	3,994
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—
Farmland	—	—	—	635	—	13,849	—	—	—	—	—	14,484
Total commercial real estate loans	738	615	816	4,484	—	13,849	—	—	—	—	—	20,502
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	2,808	—	—	—	—	2,808
SFR HELOCs and junior liens	—	—	—	—	—	—	1,816	1,467	—	—	—	3,283
Other	—	—	—	—	—	—	—	—	95	—	—	95
Total consumer loans	—	—	—	—	—	—	4,624	1,467	95	—	—	6,186
Commercial and industrial	—	—	—	—	—	—	—	—	—	1,712	791	2,503
Construction	—	—	—	—	—	—	67	—	—	—	—	67
Agriculture production	—	—	—	2,288	—	—	—	—	—	—	33	2,321
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$738	$615	$816	$6,772	$—	$13,849	$4,691	$1,467	$95	$1,712	$824	$31,579
81 TriCo Bancshares 2024 10-K

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

	For the twelve months ended December 31, 2024
(in thousands)	Combination - Term Extension / Rate Change	Payment Delay / Extension	Total % of Loans Outstanding
Commercial real estate:
CRE non-owner occupied	$211	$—	0.01%
CRE owner occupied	219	—	0.02%
Multifamily	—	295	0.03%
Total commercial real estate loans	430	295	0.02%
Consumer:
SFR HELOCs and junior liens	—	41	0.01%
Total consumer loans	—	41	nm
Commercial and industrial	—	1,008	0.21%
Total	$430	$1,344	0.03%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2024:

Twelve Months Ended
Modification Type	Loan Type	Financial Effect
Combination - term extension / rate change	CRE non-owner occupied	Added 120 months to the life of the loan; converted from variable to fixed interest rate
Combination - term extension / rate change	CRE owner occupied	Added 24 months to the life of the loan; converted from variable to fixed
Payment delay / term extension	Multifamily	Added 12 months to the life of the loan
Payment delay / term extension	SFR HELOCs and junior liens	Added 60 months to the life of the loan
Payment delay / term extension	Commercial and industrial	Added a weighted average 53 months to the life of the loans

	For the twelve months ended December 31, 2023
(in thousands)	Payment Delay /Extension	Combination - Term Change / Available Credit Reduction	Combination - Payment Delay / Term Reduction	For the Total % of Loans Outstanding
Commercial real estate:
Farmland	$—	$—	$1,430	0.53%
Commercial and industrial	152	60	—	0.08%
Total	$152	$60	$1,430	0.02%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023:

Twelve Months Ended
Modification Type	Loan Type	Financial Effect
Combination - payment delay / term reduction	Farmland	Changed loan terms from fully amortizing to interest-only with balloon, and reduced the loan maturity by 12 months, which reduced the loan payment owed by the borrowers
Payment delay / extension	Commercial and industrial	Added 12 months to the life of the loan, which reduced the payment owed by the borrowers
Payment delay / extension	Commercial and industrial	Changed loan terms from fully amortizing to interest-only with balloon, which reduced the payment owed by the borrowers
Combination - term change / available credit reduction	Commercial and industrial	Added 60 months to the life of the loan to avoid balloon repayment and reduced available credit
82 TriCo Bancshares 2024 10-K

There were no loans with payment defaults by borrowers experiencing financial difficulty during the year ended December 31, 2024 which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.
Note 6 – Real Estate Owned
A summary of the activity in the balance of real estate owned follows:

	Year ended December 31,
(in thousands)	2024	2023
Beginning balance, net	$2,705	$3,439
Additions/transfers from loans	682	155
Dispositions/sales	(359)	(206)
Valuation adjustments	(242)	(683)
Ending balance, net	$2,786	$2,705
Ending valuation allowance	$(717)	$(739)
Ending number of foreclosed assets	10	9
Proceeds from sale of real estate owned	$351	$224
Gain (loss) on sale of real estate owned	$(8)	$18
At December 31, 2024, the balance of real estate owned includes 8 foreclosed real estate properties and two land properties recorded as a result of obtaining physical possession of the property. At December 31, 2024, there were no real estate properties with formal foreclosure proceedings underway.
Note 7 – Premises and Equipment

	As of December 31,
(in thousands)	2024	2023
Land and land improvements	$26,365	$26,032
Buildings	66,520	65,467
Furniture and equipment	45,205	43,984
	138,090	135,483
Less: Accumulated depreciation	(69,057)	(65,154)
	69,033	70,329
Construction in progress	1,254	1,018
Total premises and equipment	$70,287	$71,347
Depreciation expense for premises and equipment amounted to $5.6 million, $5.8 million, and $5.7 million during the years ended 2024, 2023, and 2022, respectively.
Note 8 – Cash Value of Life Insurance
A summary of the activity in the balance of cash value of life insurance follows:

	Year ended December 31,
(in thousands)	2024	2023
Beginning balance	$136,892	$133,742
Increase in cash value of life insurance	3,257	3,150
Ending balance	$140,149	$136,892
End of period death benefit	$224,723	$224,021
Number of policies owned	216	216
Insurance companies used	14	14
Current and former employees and directors covered	79	79

83 TriCo Bancshares 2024 10-K

Note 9 – Goodwill and Other Intangible Assets
The following table summarizes the Company’s goodwill intangible as of the dates indicated:

(in thousands)	December 31, 2024	Additions	Reductions	December 31, 2023
Goodwill	$304,442	$—	$—	$304,442
Impairment exists when a Company’s carrying value exceeds its fair value. Goodwill is evaluated for impairment annually. At September 30, 2024, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeds its carrying value, resulting in no impairment. For each of the years in the three year period ended December 31, 2024, there were no impairment charges recognized.
The following table summarizes the Company’s core deposit intangibles (“CDI”) as of the dates indicated:

(in thousands)	December 31, 2024	December 31, 2023
Core deposit intangibles, gross	$38,240	$40,286
Fully amortized portion	—	(2,046)
Core deposit intangibles, gross ending balance	38,240	38,240

Accumulated amortization, gross	(27,688)	(23,616)
Fully amortized portion	—	2,046
Amortization expense	(4,120)	(6,118)
Accumulated amortization, gross ending balance	(31,808)	(27,688)
Core deposit intangible, net	$6,432	$10,552
The Company's remaining net CDI balance of $6.4 million as of December 31, 2024 reflects gross balances recorded from the VRB acquisition on March 25, 2022 totaling $10.6 million and the FNBB acquisition on July 6, 2018 totaling $27.6 million. The following table summarizes the Company’s estimated core deposit intangible amortization (dollars in thousands):

Years Ended	Estimated CDI Amortization
2025	$1,961
2026	1,527
2027	1,008
2028	797
2029	587
Thereafter	552
$6,432

84 TriCo Bancshares 2024 10-K

Note 10 – Mortgage Servicing Rights
The following tables summarize the activity in, and the main assumptions used to determine the fair value of mortgage servicing rights for the periods indicated:

(in thousands)	Year ended December 31,
	2024	2023	2022
Balance at beginning of period	$6,606	$6,712	$5,874
Additions	500	400	537
Change in fair value	(480)	(506)	301
Balance at end of period	$6,626	$6,606	$6,712
Contractually specified servicing fees, late fees and ancillary fees earned	$1,739	$1,808	$1,887
Balance of loans serviced at:
Beginning of period	$714,801	$739,919	$770,299
End of period	$702,596	$714,801	$739,919
Period end:
Weighted-average prepayment speed (CPR)	109.0%	116.0%	127.0%
Weighted-average expected life (years)	8.0	7.8	7.6
Weighted-average discount rate	12.0%	12.0%	12.0%
The changes in fair value of MSRs during 2024 were primarily due to changes in mortgage prepayment speeds and changes in principal balances of the underlying mortgages. The changes in fair value of MSRs during 2023 were primarily due to changes in principal balance and mortgage prepayment speeds of the MSRs. The changes in fair value of MSRs during 2022 were primarily due to changes in investor require rate of return, or discount rate, of the MSRs.

Note 11 - Leases
The following table presents the components of lease expense for the periods indicated:

	Year ended December 31,
(in thousands)	2024	2023
Operating lease cost	$5,730	$5,997
Short-term lease cost	216	329
Variable lease cost	4	38
Total lease cost	$5,950	$6,364
The following table presents supplemental cash flow information related to leases as of the periods ended:

	Year ended December 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,170	$6,378
ROUA obtained in exchange for operating lease liabilities	$2,226	$4,300
The following table presents the weighted average operating lease term and discount rate as of the periods ended:

	Year ended December 31,
	2024	2023
Weighted-average remaining lease term	7.6 years	7.9 years
Weighted-average discount rate	3.5%	3.3%
85 TriCo Bancshares 2024 10-K

At December 31, 2024, future expected operating lease payments are as follows (in thousands):

Periods ending December 31,
2025	$5,512
2026	4,950
2027	4,284
2028	3,276
2029	2,327
Thereafter	8,779
29,128
Discount for present value of expected cash flows	(3,691)
Lease liability at December 31, 2024	$25,437

Note 12 – Deposits
A summary of the balances of deposits follows:

(in thousands)	December 31,
	2024	2023
Noninterest-bearing demand	$2,548,613	$2,722,689
Interest-bearing demand	1,758,629	1,731,814
Savings	2,657,849	2,682,068
Time certificates, $250,000 and over	485,180	250,180
Other time certificates	637,305	447,287
Total deposits	$8,087,576	$7,834,038
Overdrawn deposit balances of $2.5 million and $1.8 million were classified as consumer loans at December 31, 2024 and 2023, respectively.
At December 31, 2024, the scheduled maturities of time deposits were as follows (in thousands):

Scheduled Maturities
2025	$1,081,409
2026	33,157
2027	6,006
2028	1,046
2029	867
Thereafter	—
Total	$1,122,485
Note 13 – Other Borrowings
A summary of the balances of other borrowings follows:

	December 31,
(in thousands)	2024	2023
Term borrowing at FHLB, fixed rate of 5.23%, payable on April 8, 2025	75,000	—
Term borrowing at FHLB, fixed rate of 4.75%, payable on April 8, 2024	—	200,000
Overnight borrowing at FHLB, fixed rate of 5.70%, payable on January 2, 2024	—	400,000
Other collateralized borrowings, fixed rate, as of December 31, 2024 and 2023 of 0.05%, payable on January 2, 2025 and January 2, 2024, respectively	14,610	32,582
Total other borrowings	$89,610	$632,582
Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of December 31, 2024, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $14.6 million under these other collateralized borrowings.
86 TriCo Bancshares 2024 10-K

The Company maintains a collateralized line of credit with the FHLB. Based on the FHLB stock requirements at December 31, 2024, this line provided for maximum borrowings of $2.4 billion of which $75.0 million was outstanding. As of December 31, 2024, the Company had designated investment securities with a fair value of $58.1 million and loans with unpaid principal balances totaling $4.3 billion as potential collateral under this collateralized line of credit with the FHLB.
The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2024, this line provided for maximum borrowings of $362.3 million of which none was outstanding. As of December 31, 2024, the Company has loans with unpaid principal balances totaling $468.3 million as potential collateral under this collateralized line of credit with the FRB.
The Company has available unused correspondent banking lines of credit from commercial banks totaling $85.0 million for federal funds transactions at December 31, 2024.
Note 14 – Junior Subordinated Debt
At December 31, 2024, the Company had five wholly-owned subsidiary business trusts that had issued $62.9 million of trust preferred securities (the “Capital Trusts”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
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
The premiums or discount to face value of acquired debt will be amortized or accreted over the remaining maturity period using the effective interest method.
The following table summarizes the terms and recorded balance of each subordinated debenture as of the date indicated (dollars in thousands):

			Coupon Rate (Variable) 3 mo. SOFR +	As of December 31, 2024		December 31, 2023
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	7.97%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	7.44%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	8.08%	5,713	5,602
North Valley Trust III	7/23/2034	5,155	2.80%	7.69%	4,571	4,472
North Valley Trust IV	3/15/2036	10,310	1.33%	5.95%	7,863	7,615
VRB Subordinated - 6%	3/29/2029	16,000	3.52%	9.11%	16,799	17,000
VRB Subordinated - 5%	8/27/2035	20,000	Fixed	5.00%	25,007	25,172
		$98,889			$101,191	$101,099
VRB Subordinated - 5% matures in 2035 and provides for quarterly interest payments at a fixed rate of 5.00% until August 27, 2025 and then will have a floating rate of 90-day average SOFR plus 4.90% until maturity.

87 TriCo Bancshares 2024 10-K

Note 15 – Commitments and Contingencies
Restricted Cash Balances — Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) were not required to be maintained as of December 31, 2024 and 2023.
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
The following table presents a summary of the Bank’s commitments and contingent liabilities:

	December 31,
(in thousands)	2024	2023
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$788,491	$788,742
Consumer loans	627,681	652,110
Real estate mortgage loans	419,172	453,647
Real estate construction loans	272,308	331,178
Standby letters of credit	39,804	38,449
Deposit account overdraft privilege	121,006	121,539
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
88 TriCo Bancshares 2024 10-K

In April 2024, Visa Inc. announced the commencement of an exchange offer for Visa Class B-1 common stock and the Company subsequently tendered all of its Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock. Completion of the exchange resulted in a gain of $2.9 million relating to the Visa Class C common stock, which was subsequently disposed. Visa Class B-2 common stock continues to be carried at zero. The Bank owns 6,698 shares of Class B-2 common stock of Visa Inc. which may be convertible into Class A common stock at a conversion ratio of 1.5430 per Class B-2 share. As of December 31, 2024, the value of the Class A shares was $316.04 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $3.3 million as of December 31, 2024, and has not been reflected in the accompanying consolidated financial statements. The shares of Visa Class B-2 common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B-2 conversion ratio may be increased to reflect that surplus. Until all U.S. covered litigation obligations have been satisfied or the Applicable Conversion Rate for the Class B-2 common stock reaches zero, there is no dollar cap on the amount of payments that a participating holder and its guarantors may be obligated to make under its Makewhole Agreement.
Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.
Note 16 – Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $71.2 million, $52.8 million, and $64.2 million in 2024, 2023, and 2022, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of California Department of Financial Protection & Innovation (the “DFPI”). Absent approval from the Commissioner of the DPFI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2024, the Bank could have paid dividends of $184.8 million to the Company without the approval of the Commissioner of the DFPI.
Stock Repurchase Plan
On February 25, 2021 the Board of Directors approved the authorization to repurchase up to 2,000,000 shares of the Company's common stock (the "2021 Repurchase Plan" or the "Plan"), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the program is subject to change. The Plan has no expiration date (in accordance with applicable laws and regulations) and for years ended December 31, 2024, 2023 and 2022, the Company repurchased 379,279, 150,000, and 576,881 shares under this Plan. As of December 31, 2024, 830,523 shares remained available for repurchases under the Plan.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of withholding taxes on such shares. During the years ended December 31, 2024, 2023, and 2022, employees tendered zero, 2,506, and 39,447 shares, respectively, of the Company's common stock in connection with option exercises. Employees also tendered 36,549, 52,437 and 27,840 shares in connection with other share based awards during December 31, 2024, 2023 and 2022, respectively. In total, shares of the Company's common stock tendered had market values of $1.4 million, $2.1 million, and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2021 or 2019 Repurchase Plans.
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

89 TriCo Bancshares 2024 10-K

Stock option activity is summarized in the following table for the dates indicated:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price
Outstanding at January 1, 2023	15,500	$19.46 to $23.21	$21.27
Options granted	—	—	—
Options exercised	(8,000)	$19.46	$19.46
Options forfeited	—	—	—
Outstanding at December 31, 2023	7,500	$23.21	$23.21
Options granted	—	—	—
Options exercised	(7,500)	23.21	$23.21
Options forfeited	—	—	—
Outstanding at December 31, 2024	—	$—	$—
The Company did not modify any options grants during the three-year period ended December 31, 2024.
The following table shows the total intrinsic value of options exercised, the total fair value of options vested, total compensation costs for options recognized in income, total tax benefit and excess tax benefits recognized in income related to compensation costs for options during the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Intrinsic value of options exercised	$153	$134	$1,190
Fair value of options that vested	—	—	—
Total compensation costs for options recognized in expense	—	—	—
Total tax benefit recognized in income related to compensation costs for options	42	40	—
Excess tax benefit recognized in income	—	—	—
There were no stock options granted during 2024, 2023 and 2022, respectively.
Restricted stock unit activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at January 1, 2024	144,487		123,102
RSUs granted	86,036	$38.23	56,516	$20.86
Additional market plus service condition RSUs vested	—		1,536
RSUs added through dividend credits	5,817		—
RSUs released through vesting	(78,403)		(32,248)
RSUs forfeited/expired	(5,365)		(4,191)
Outstanding at December 31, 2024	152,572		144,715

The Company uses a Monte Carlo simulation model to determine the grant-date fair value of awards with market plus service conditions (PSU). The weighted average fair value and assumptions used to value the PSU awards granted with market-based performance conditions are as follows:
90 TriCo Bancshares 2024 10-K

	December 31,
	2024	2023
Performance share fair value	$20.86	$27.73
Risk-free interest rate	4.32%	4.16%
Expected volatility	32.06%	33.86%
Expected life (years)	3	3
Expected dividend yield	3.99%	3.22%
The 152,572 of service condition vesting RSUs outstanding as of December 31, 2024 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. Additional RSUs credited through dividends are subject to the same vesting requirements as the original grant. The Company expects to recognize $3.5 million of pre-tax compensation costs related to these service condition vesting RSUs between December 31, 2024 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2024 or 2023.
The Company expects to recognize $1.9 million of pre-tax compensation costs related to the market plus service condition RSUs between December 31, 2024 and their vesting dates. As of December 31, 2024, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 217,073 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2024 or 2023.
The following table shows the compensation costs and excess tax benefits for RSUs recognized in income for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Total compensation costs recognized in income
Service condition vesting RSUs	$3,224	$2,807	$2,883
Market plus service condition vesting RSUs	1,442	1,319	986
Excess tax benefit recognized in income
Service condition vesting RSUs	$964	$924	$1,079
Market plus service condition vesting RSUs	427	594	355
Note 18 – Non-interest Income and Expense
The components of other non-interest income were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
ATM and interchange fees	$25,319	$26,459	$26,767
Service charges on deposit accounts	19,451	17,595	16,536
Other service fees	5,301	4,732	4,274
Mortgage banking service fees	1,739	1,808	1,887
Change in value of mortgage loan servicing rights	(480)	(506)	301
Total service charges and fees	51,330	50,088	49,765
Asset management and commission income	5,573	4,517	3,986
Increase in cash value of life insurance	3,257	3,150	2,858
Gain on sale of loans	1,532	1,166	2,342
Lease brokerage income	455	441	820
Sale of customer checks	1,216	1,383	1,167
(Loss) gain on sale of investment securities	(43)	(284)	—
(Loss) gain on marketable equity securities	126	36	(340)
Other	961	903	2,448
Total other noninterest income	13,077	11,312	13,281
Total noninterest income	$64,407	$61,400	$63,046
91 TriCo Bancshares 2024 10-K

Mortgage banking servicing fee income (expense), net of change in value of mortgage loan servicing rights, totaling $1.3 million, $1.3 million, and $2.2 million were recorded within service charges and fees for the years ended December 31, 2024, 2023, and 2022, respectively.
The components of noninterest expense were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Base salaries, net of deferred loan origination costs	$96,862	$94,564	$84,861
Incentive compensation	16,897	15,557	17,908
Benefits and other compensation costs	26,822	25,674	27,083
Total salaries and benefits expense	140,581	135,795	129,852
Occupancy	16,411	16,135	15,493
Data processing and software	20,952	18,933	14,660
Equipment	5,424	5,644	5,733
Intangible amortization	4,120	6,118	6,334
Advertising	3,851	3,531	3,694
ATM and POS network charges	7,151	7,080	6,984
Professional fees	6,794	7,358	4,392
Telecommunications	2,053	2,547	2,298
Regulatory assessments and insurance	4,951	5,276	3,142
Merger and acquisition expense	—	—	6,253
Postage	1,329	1,236	1,147
Operational losses	1,681	2,444	1,000
Courier service	2,119	1,851	2,013
(Gain) loss on sale or acquisition of foreclosed assets	(73)	(133)	(481)
(Gain) loss on disposal of fixed assets	19	23	(1,070)
Other miscellaneous expense	16,742	19,344	15,201
Total other noninterest expense	93,524	97,387	86,793
Total noninterest expense	$234,105	$233,182	$216,645
Note 19 – Income Taxes
The components of consolidated income tax expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current tax expense
Federal	$23,128	$26,133	$34,155
State	17,754	19,781	22,355
	$40,882	45,914	56,510
Deferred tax expense
Federal	512	(1,330)	(5,224)
State	(1,158)	(1,069)	(2,798)
	(646)	(2,399)	(8,022)
Total tax expense	$40,236	$43,515	$48,488
A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes. The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit.

92 TriCo Bancshares 2024 10-K

The Company recognized, as components of tax expense, tax credits and other tax benefits, and amortization expense relating to our investments in Qualified Affordable Housing Projects as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax credits and other tax benefits – decrease in tax expense	$(11,650)	$(10,857)	$(6,370)
Amortization – increase in tax expense	$10,762	$9,092	$6,178
The carrying value of Low Income Housing Tax Credit Funds was $109.1 million and $96.9 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company has committed to make additional capital contributions to the Low Income Housing Tax Credit Funds in the amount of $57.0 million, and these contributions are expected to be made over the next several years.
The provisions for income taxes applicable to income before taxes for the years ended December 31, 2024, 2023 and 2022 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	7.9	7.9	7.9
Tax-exempt interest on municipal obligations	(0.5)	(0.7)	(0.7)
Tax-exempt life insurance related income	(0.4)	(0.4)	(0.4)
Low income housing tax credits	(7.9)	(6.6)	(3.7)
Low income housing tax credit amortization	6.9	5.6	3.6
Equity compensation	0.1	0.3	(0.2)
Non-deductible merger expenses	—	—	0.1
Other	(1.2)	(0.1)	0.3
Effective Tax Rate	25.9%	27.0%	27.9%
93 TriCo Bancshares 2024 10-K

The temporary differences, tax effected, which give rise to the Company’s net deferred tax asset recorded in other assets are as follows for the years indicated (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Allowance for losses and reserve for unfunded commitments	$38,837	$37,656
Deferred compensation	1,471	1,534
Other accrued expenses	3,881	3,899
Additional unfunded status of the supplemental retirement plans	15,062	15,434
Operating lease liability	7,520	8,355
State taxes	2,814	3,346
Share based compensation	1,200	1,050
Nonaccrual interest	1,477	706
Acquisition cost basis	10,477	12,046
Unrealized loss on securities	69,075	68,535
Tax credits	852	852
Net operating loss carryforwards	1,097	953
Other	136	190
Total deferred tax assets	153,899	154,556
Deferred tax liabilities:
Securities income	(777)	(777)
Depreciation	(7,696)	(8,364)
Right of use asset	(6,956)	(7,726)
Funded pension liability	(4,755)	(3,999)
Securities accretion	(2,957)	(2,265)
Mortgage servicing rights valuation	(1,953)	(1,946)
Core deposit intangible	(1,647)	(2,814)
Junior subordinated debt	(1,036)	(1,171)
Prepaid expenses and other	(1,368)	(1,170)
Total deferred tax liability	(29,145)	(30,232)
Net deferred tax asset	$124,754	$124,324
As part of the merger with FNB Bancorp in 2018 and North Valley Bancorp in 2014, TriCo acquired federal and state net operating loss carryforwards, capital loss carryforwards, and tax credit carryforwards. These tax attribute carryforwards will be subject to provisions of the tax law that limit the use of such losses and credits generated by a company prior to the date certain ownership changes occur. There were no federal and $13.0 million California net operating loss carryforwards subject to these limitations as of December 31, 2024. The amount of the Company’s tax credits that would be subject to these limitations as of December 31, 2024 are $0.3 million and $0.6 million for federal and California, respectively. Due to the limitation, a significant portion of the state tax credits will expire regardless of whether the Company generates future taxable income. As such, the Company has recorded the future benefit of these tax credits on the books at the value which is more likely than not to be realized. These tax loss and tax credit carryforwards expire at various dates through 2032.
The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, including the tax attribute carryforwards acquired as part of past mergers.
Disclosure of unrecognized tax benefits at December 31, 2024 and 2023 were not considered significant for disclosure purposes. Management does not expect the unrecognized tax benefit will materially change in the next 12 months. During the years ended December 31, 2024 and 2023 the Company did not recognize any significant amounts related to interest and penalties associated with taxes. The Company files income tax returns in the U.S. federal jurisdiction, and California. With few exceptions, the Company is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years before 2021 and 2020, respectively.
94 TriCo Bancshares 2024 10-K

Note 20 – Earnings per Share
Earnings per share have been computed based on the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income	$114,868	$117,390	$125,419
Average number of common shares outstanding	33,088	33,261	32,584
Effect of dilutive stock options and restricted stock	142	94	137
Average number of common shares outstanding used to calculate diluted earnings per share	33,230	33,355	32,721
Equity awards excluded from diluted earnings per share because their effect was antidilutive	—	—	—
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

	Year Ended December 31,
(in thousands)	2024	2023	2022
Unrealized holding gains (losses) on available for sale securities before reclassifications	$(4,772)	$58,444	$(290,157)
Amounts reclassified out of accumulated other comprehensive loss:
Realized loss on debt securities	2,945	284	—
Total amounts reclassified out of accumulated other comprehensive loss	2,945	284	—
Unrealized holding gains (losses) on available for sale securities after reclassifications	(1,827)	58,728	(290,157)
Tax effect	541	(17,363)	85,781
Unrealized holding gains (losses) on available for sale securities, net of tax	(1,286)	41,365	(204,376)
Change in unfunded status of the supplemental retirement plans before reclassifications	3,017	81	11,522
Amounts reclassified out of accumulated other comprehensive loss:
Amortization of prior service cost	—	—	(28)
Amortization of actuarial losses	(459)	(455)	8
Total amounts reclassified out of accumulated other comprehensive loss	(459)	(455)	(20)
Change in unfunded status of the supplemental retirement plans after reclassifications	2,558	(374)	11,502
Tax effect	(757)	111	(3,401)
Change in unfunded status of the supplemental retirement plans, net of tax	1,801	(263)	8,101
Change in joint beneficiary agreement liability before reclassifications	192	(366)	1,389
Tax effect	—	—	—
Change in unfunded status of the supplemental retirement plans, net of tax	192	(366)	1,389
Total other comprehensive income (loss)	$707	$40,736	$(194,886)
The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Net unrealized loss on available for sale securities	$(233,648)	$(231,821)
Tax effect	69,075	68,534
Unrealized holding loss on available for sale securities, net of tax	(164,573)	(163,287)
Unfunded status of the supplemental retirement plans	16,085	13,527
Tax effect	(4,756)	(3,999)
Unfunded status of the supplemental retirement plans, net of tax	11,329	9,528
Joint beneficiary agreement liability, net of tax	782	590
Accumulated other comprehensive loss	$(152,462)	$(153,169)

95 TriCo Bancshares 2024 10-K

Note 22 – Retirement Plans
401(k) Plan
The Company sponsors a 401(k) Plan whereby substantially all employees aged 21 and over with 90 days of service may participate. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. The Company provides a discretionary matching contribution equal to 50% of participant’s elective deferrals, up to 4% of eligible compensation. The Company recorded salaries & benefits expense attributable to the 401(k) Plan matching contributions for the years ended:

	Year Ended December 31,
(in thousands)	2024	2023	2022
401(k) Plan benefits expense	$1,705	$1,767	$1,541
401(k) Plan contributions made by the Company	$1,752	$1,524	$1,214
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

	Year Ended December 31,
(in thousands)	2024	2023	2022
ESOP benefits expense	$3,514	$3,075	$2,824
ESOP contributions made by the Company	$3,640	$2,977	$3,535
Deferred Compensation Plans
The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of certain of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $5.0 million and $5.2 million at December 31, 2024 and 2023, respectively. Earnings credits on deferred balances included in non-interest expense are included in the following table:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Deferred compensation earnings credits included in non-interest expense	$212	$210	$187
Supplemental Retirement Plans
The Company has supplemental retirement plans for certain directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the supplemental retirement obligations were $140.1 million and $136.9 million at December 31, 2024 and 2023, respectively.
The Company recorded in other liabilities the additional funded status of the supplemental retirement plans of $16.1 million and $13.5 million related to the supplemental retirement plans as of December 31, 2024 and 2023, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities.
At December 31, 2024 and 2023, the additional funded status of the supplemental retirement plans of $16.1 million and $13.5 million were offset by a reduction of shareholders’ equity accumulated other comprehensive gain of $11.3 million and $9.5 million, respectively, representing the after-tax impact of the additional funded status of the supplemental retirement plans, and the related deferred tax liability of $4.8 million and $4.0 million, respectively. Amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company’s defined benefit pension plans are presented in the following table. The Company expects to recognize approximately $0.5 million of the net actuarial loss reported in the following table as of December 31, 2024 as a component of net periodic benefit cost during 2022.
96 TriCo Bancshares 2024 10-K

	December 31,
(in thousands)	2024	2023
Transition obligation	$—	$—
Prior service cost	—	—
Net actuarial (gain) / loss	(16,085)	(13,527)
Amount included in accumulated other comprehensive income (loss)	(16,085)	(13,527)
Deferred tax liability / (benefit)	4,756	3,999
Amount included in accumulated other comprehensive income (loss), net of tax	$(11,329)	$(9,528)
Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

	December 31,
(in thousands)	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$(38,645)	$(40,341)
Acquisition of obligations	—	—
Service cost	(114)	(138)
Interest cost	(1,830)	(2,016)
Actuarial (loss)/gain	3,017	81
Plan amendments	—	—
Benefits paid	2,709	3,769
Benefit obligation at end of year	$(34,863)	$(38,645)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Fair value of plan assets at end of year	$—	$—
Funded status	$(34,863)	$(38,645)
Unrecognized net obligation existing at January 1, 1986	—	—
Unrecognized net actuarial (loss)/gain	(16,085)	(13,527)
Unrecognized prior service cost	—	—
Accumulated other comprehensive loss	16,085	13,527
Accrued benefit cost	$(34,863)	$(38,645)
Accumulated benefit obligation	$(34,863)	$(38,645)
The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net pension cost included the following components:
Service cost-benefits earned during the period	$114	$138	$1,624
Interest cost on projected benefit obligation	1,830	2,016	1,731
Amortization of net obligation at transition	—	—	—
Amortization of prior service cost	—	—	(28)
Recognized net actuarial loss	16	10	(86)
Amortization of loss/(gain)	(475)	(466)	(114)
Recognition of pension service cost to due amendment	—	—	2,141
Net periodic pension cost	$1,485	$1,698	$5,268
97 TriCo Bancshares 2024 10-K

The following table sets forth assumptions used in accounting for the plans:

	Year Ended December 31,
	2024	2023	2022
Discount rate used to calculate benefit obligation	5.59%	5.01%	5.23%
Discount rate used to calculate net periodic pension cost	5.01%	5.23%	2.74%
Average annual increase in executive compensation	—%	—%	—%
Average annual increase in director compensation	—%	—%	—%
The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

(in thousands)	Expected Benefit Payments to Participants	Estimated Company Contributions
2025	$1,798	$1,798
2026	2,823	2,823
2027	2,866	2,866
2028	2,836	2,836
2029	2,802	2,802
2028-2032	14,401	14,401

Note 23 – Related Party Transactions
In the ordinary course of business, the Bank has made loans to certain of its directors and executive officers (and their associated and affiliated companies). All such loans have been made in accordance with regulatory requirements.
The following table summarizes the activity in these loans for the periods indicated:

(in thousands)
Balance January 1, 2023	$11,384
Advances/new loans	—
Removed/payments	(9,851)
Balance December 31, 2023	1,533
Advances/new loans	1,257
Removed/payments	(335)
Balance December 31, 2024	$2,455
Deposits of directors, officers and other related parties to the Bank totaled $33.1 million and $29.7 million at December 31, 2024 and 2023, respectively.
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
98 TriCo Bancshares 2024 10-K

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
99 TriCo Bancshares 2024 10-K

The tables below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at December 31, 2024	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,609	$2,609	$—	$—
Debt securities available for sale:
Obligations of U.S. government agencies	1,094,185	—	1,094,185	—
Obligations of states and political subdivisions	220,744	—	220,744	—
Corporate bonds	5,837	—	5,837	—
Asset backed securities	314,263	—	314,263	—
Non-agency collateralized mortgage obligations	269,856	—	269,856	—
Loans held for sale	709	—	709	—
Mortgage servicing rights	6,626	—	—	6,626
Total assets measured at fair value	$1,914,829	$2,609	$1,905,594	$6,626

Fair value at December 31, 2023	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,634	$2,634	$—	$—
Debt securities available for sale:
Obligations of U.S. government agencies	1,221,737	—	1,221,737	—
Obligations of states and political subdivisions	236,375	—	236,375	—
Corporate bonds	5,602	—	5,602	—
Asset backed securities	355,281	—	355,281	—
Non-agency collateralized mortgage obligation	333,509	—	333,509	—
Loans held for sale	458	—	458	—
Mortgage servicing rights	6,606	—	—	6,606
Total assets measured at fair value	$2,162,202	$2,634	$2,152,962	$6,606
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during 2024 or 2023.
The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2024, 2023, and 2022. Had there been any transfer into or out of Level 3 during 2024, 2023, or 2022, the amount included in the “Transfers into (out of) Level 3” column would represent the beginning balance of an item in the period (interim quarter) during which it was transferred (in thousands):

Year ended December 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2024: Mortgage servicing rights	$6,606	—	$(480)	$500	$6,626
2023: Mortgage servicing rights	$6,712	—	$(506)	$400	$6,606
2022: Mortgage servicing rights	$5,874	—	$301	$537	$6,712
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
100 TriCo Bancshares 2024 10-K

The following table present quantitative information about recurring Level 3 fair value measurements at December 31, 2024 and 2023:

December 31, 2024	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,626	Discounted cash flow	Constant prepayment rate	6%-11%, 7%
			Discount rate	10%-14%, 12%
December 31, 2023
Mortgage Servicing Rights	$6,606	Discounted cash flow	Constant prepayment rate	6%-13%, 7%
			Discount rate	10%-14%, 12%
The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated.

December 31, 2024	Total	Level 1	Level 2	Level 3
Fair value:
Individually evaluated loans	$8,770	—	—	$8,770
Real estate owned	709	—	—	709
Total assets measured at fair value	$9,479	—	—	$9,479

December 31, 2023	Total	Level 1	Level 2	Level 3
Fair value:
Individually evaluated loans	$4,175	—	—	$4,175
Real estate owned	50	—	—	50
Total assets measured at fair value	$4,225	—	—	$4,225
The tables below present the gains (losses) resulting from non-recurring fair value adjustments of assets and liabilities for the periods indicated, regardless of whether the asset is still being held at fair value at period end (in thousands):

	December 31,
	2024	2023
Individually evaluated loans	$(4,575)	$(4,498)
Real estate owned	(19)	(312)
Total losses from non-recurring measurements	$(4,594)	$(4,810)
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
101 TriCo Bancshares 2024 10-K

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
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2024 and 2023:

December 31, 2024	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$8,770	Sales comparison approach; Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful; N/A
Real estate owned (Residential)	$709	Sales comparison approach; Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful; N/A

December 31, 2023	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$4,175	Sales comparison approach; Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful; N/A
Real estate owned (Residential)	$50	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful; N/A

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$85,409	$85,409	$81,626	$81,626
Cash at Federal Reserve and other banks	59,547	59,547	17,075	17,075
Level 2 inputs:
Securities held to maturity	111,866	104,349	133,494	125,126
Level 3 inputs:
Loans, net	6,643,157	6,293,727	6,672,948	6,278,577
Financial liabilities:
Level 2 inputs:
Deposits	8,087,576	8,085,150	7,834,038	7,828,554
Other borrowings	89,610	89,780	632,582	632,582
Level 3 inputs:
Junior subordinated debt	101,191	103,630	101,099	95,407

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
102 TriCo Bancshares 2024 10-K

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

Note 25 – TriCo Bancshares Condensed Financial Statements (Parent Only)
Condensed Balance Sheets

	December 31, 2024	December 31, 2023
	(In thousands)
Assets
Cash and cash equivalents	$12,518	$6,356
Investment in Tri Counties Bank	1,308,545	1,253,492
Other assets	1,888	1,872
Total assets	$1,322,951	$1,261,720
Liabilities and shareholders’ equity
Other liabilities	$853	$939
Junior subordinated debt	101,191	101,099
Total liabilities	102,044	102,038
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized; zero issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding: 32,970,425 and 33,268,102 at December 31, 2024 and 2023, respectively	693,462	697,349
Retained earnings	679,907	615,502
Accumulated other comprehensive loss, net	(152,462)	(153,169)
Total shareholders’ equity	1,220,907	1,159,682
Total liabilities and shareholders’ equity	$1,322,951	$1,261,720
Condensed Statements of Income

	Year Ended December 31,
	2024	2023	2022
		(In thousands)
Net interest expense	$(7,372)	$(6,878)	$(4,385)
Administration expense	(1,096)	(1,096)	(816)
Loss before equity in net income of Tri Counties Bank	(8,468)	(7,974)	(5,201)
Equity in net income of Tri Counties Bank:
Distributed	71,152	52,805	64,188
Undistributed	49,681	70,202	64,896
Income tax benefit	2,503	2,357	1,536
Net income	$114,868	$117,390	$125,419
103 TriCo Bancshares 2024 10-K

Condensed Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2024	2023	2022
		(In thousands)
Net income	$114,868	$117,390	$125,419
Other comprehensive income (loss), net of tax:
Increase (decrease) in unrealized gains on available for sale securities arising during the period	(1,286)	41,365	(204,376)
Change in minimum pension liability	1,801	(263)	8,101
Change in joint beneficiary agreement liability	192	(366)	1,389
Other comprehensive income (loss)	707	40,736	(194,886)
Comprehensive income (loss)	$115,575	$158,126	$(69,467)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
		(In thousands)
Operating activities:
Net income	$114,868	$117,390	$125,419
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed equity in earnings of Tri Counties Bank	(49,681)	(70,202)	(64,896)
Equity compensation vesting expense	4,666	4,125	3,869
Net change in other assets and liabilities	(4,675)	(3,959)	(3,834)
Net cash provided by operating activities	65,178	47,354	60,558
Investing activities:
Sales or maturities of investments	—	—	4,234
Financing activities:
Exercise of stock options	174	156	1,190
Repurchase of common stock	(15,544)	(9,240)	(27,148)
Dividends paid	(43,646)	(39,901)	(35,797)
Net cash used for financing activities	(59,016)	(48,985)	(61,755)
Net change in cash and cash equivalents	6,162	(1,631)	3,037
Cash and cash equivalents at beginning of year	6,356	7,987	4,950
Cash and cash equivalents at end of year	$12,518	$6,356	$7,987
104 TriCo Bancshares 2024 10-K

Note 26 – Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. These capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require that minimum amounts and ratios of total, Tier 1, and common equity Tier 1capital to risk-weighted assets, and of Tier 1 capital to average assets be maintained. Under applicable capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%, a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition, the Company and the Bank are also required to maintain a capital conservation buffer consisting of common equity Tier 1 capital above 2.5% of minimum risk based capital ratios to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The additional 2.5% buffer, where applicable, is included in the minimum ratios set forth in the table below. Management believes as of December 31, 2024 and 2023, the Company and Bank meet all capital adequacy requirements to which they are subject.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized Under Prompt Corrective Action Regulations
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
Total Capital (to Risk Weighted Assets):
Consolidated	$1,258,218	15.71%	$840,943	10.50%	N/A	N/A
Tri Counties Bank	$1,248,802	15.60%	$840,740	10.50%	$800,704	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,118,292	13.96%	$680,763	8.50%	N/A	N/A
Tri Counties Bank	$1,148,328	14.34%	$680,599	8.50%	$640,563	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,060,690	13.24%	$560,628	7.00%	N/A	N/A
Tri Counties Bank	$1,148,328	14.34%	$560,493	7.00%	$520,458	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,118,292	11.70%	$382,214	4.00%	N/A	N/A
Tri Counties Bank	$1,148,328	12.02%	$382,096	4.00%	$477,620	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized Under Prompt Corrective Action Regulations
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
Total Capital (to Risk Weighted Assets):
Consolidated	$1,196,106	14.73%	$852,850	10.50%	N/A	N/A
Tri Counties Bank	$1,190,542	14.66%	$852,648	10.50%	$812,046	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,052,063	12.95%	$690,402	8.50%	N/A	N/A
Tri Counties Bank	$1,088,717	13.41%	$690,239	8.50%	$649,637	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$994,907	12.25%	$568,566	7.00%	N/A	N/A
Tri Counties Bank	$1,088,717	13.41%	$568,432	7.00%	$527,830	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,052,063	10.75%	$391,620	4.00%	N/A	N/A
Tri Counties Bank	$1,088,717	11.12%	$391,574	4.00%	$489,468	5.00%

105 TriCo Bancshares 2024 10-K

Note 27 – Segment Information

The Company's reportable segment is determined by the Chief Executive Officer, who is designated the chief operating decision maker, based upon information provided about the Company's products and services offered, primary banking operations. The segment is also distinguished by the level of information provided to the chief operation decision maker, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products/services, and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans and investments are the primary sources of revenue in the banking operation. Interest expense on deposits and borrowings, provisions for credit losses, and payroll comprise the significant expenses in the banking operation. All operations are domestic.

Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of the banking segment totals to the financial statements:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Interest income	$466,638	$438,354	$355,505

Reconciliation of revenue:
Other revenues	64,407	61,400	63,046
Total consolidated revenues	531,045	499,754	418,551

Less:
Interest expense	135,204	81,677	9,529
Segment net interest income and noninterest income	395,841	418,077	409,022
Less:
Provision for credit losses	6,632	23,990	18,470
Salaries and benefits expense	140,581	135,795	129,852
Other banking segment items	93,524	97,387	86,793
Provision for income taxes	40,236	43,515	48,488
Segment net income/consolidated net income	$114,868	$117,390	$125,419

Reconciliation of assets:
Total assets for reportable segment	$9,673,728	$9,910,089	$9,930,986
Other assets	—	—	—
Total consolidated assets	$9,673,728	$9,910,089	$9,930,986
106 TriCo Bancshares 2024 10-K

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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in the 2013 Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2024.
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
In addition to management’s assessment, Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2024, and the Company’s effectiveness of internal control over financial reporting as of December 31, 2024, dated March 3, 2025, as stated in its report, which is included herein.

/s/ Richard P. Smith
Richard P. Smith President and Chief Executive Officer

/s/ Peter G. Wiese
Peter G. Wiese Executive Vice President and Chief Financial Officer

March 3, 2025

107 TriCo Bancshares 2024 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
TriCo Bancshares

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TriCo Bancshares (and subsidiaries) (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

108 TriCo Bancshares 2024 10-K

Allowance for Credit Losses on Loans - Reasonable and Supportable Qualitative Forecast Factors

As discussed in Note 1 and Note 5 to the consolidated financial statements, the Company’s allowance for credit losses on loans was $125.4 million as of December 31, 2024, and consists of both historical credit loss experience and management’s estimates of current conditions and reasonable and supportable forecasts. The Company’s allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net carrying value at the amount expected to be collected on the loans and is a material and complex estimate requiring significant management judgment in the estimation of expected lifetime losses within the loan portfolio at the balance sheet date.

We identified the auditing of certain qualitative forecast factors used by management as a critical audit matter, given their importance in forming a reasonable and supportable forecast. In estimating the allowance for credit losses on loans, the Company incorporates relevant information, from both internal and external sources, considering past events, current conditions, and reasonable and supportable forecasts. The estimation of the lifetime expected credit losses on loans requires significant management judgment, especially concerning certain qualitative forecast factors over the forecast period.

Auditing these significant management judgments involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the critical audit matter included the following, among others:

•Testing the design, implementation and operating effectiveness of controls relating to management’s calculation of the allowance for credit losses on loans, including controls over the evaluation of the qualitative forecast factors.

•Evaluating the reasonableness and appropriateness of certain qualitative forecast factors utilized by management in forming the reasonable and supportable forecast factors by comparing data used in management’s forecasts to relevant external data, including historical trends.

•Testing completeness and accuracy of the data used in the determination of forecast factors within the qualitative allowance for credit losses on loans and testing the mathematical accuracy of the calculation of the qualitative allowance for credit losses on loans.

/s/ Moss Adams LLP

San Francisco, California
March 3, 2025

We have served as the Company’s auditor since 2018.
109 TriCo Bancshares 2024 10-K

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2024, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.
(b) Management’s Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm
Management’s report on internal control over financial reporting is set forth on page 108 of this report and is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in its report, which is set forth on pages 109 - 110 of this report and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2024 was so disclosed.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None
110 TriCo Bancshares 2024 10-K

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2025 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
Equity Compensation Plans
The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2024. All of our equity compensation plans have been approved by shareholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under future equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	—	$—	—
Equity compensation plans approved by shareholders	—	$—	1,200,000
Total	—	$—	1,200,000
The information required by this Item 11 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2025 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2025 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2025 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2025 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
111 TriCo Bancshares 2024 10-K

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

10.3*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.4*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.5*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.6*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.7*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.8*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.9*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.10*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.11*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Craig Carney and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.12*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, Craig Compton, John Hasbrook, and Michael Koehnen (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
112 TriCo Bancshares 2024 10-K

10.13*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and Craig Carney (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.14*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of John Hasbrook, and Michael Koehnen (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.15*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).
10.16*	Form of Indemnification Agreement between Tri Counties Bank and its directors and executive officers. (incorporated by reference to Exhibit 10.2 to TriCo's current report on Form 8-K filed September 10, 2013).
10.17*	TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to TriCo's Annual Report on Form 10-K filed on March 2, 2019).
10.18*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-employee Directors pursuant to TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.19*	Form of Restricted Stock Unit Agreement and Grant Notice for Employees pursuant to TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 of TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.20*	Form of Performance Award Agreement and Grant Notice for Employees pursuant to TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.21*	Form of Restricted Stock Unit Agreement and Grant Notice for Executives pursuant to TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 of TriCo's Annual Report on Form 10-K for the year ended December 31, 2023).
10.22*	Form of Performance Award and Grant Notice for Executives pursuant to TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 of TriCo's Annual Report on Form 10-K for the year ended December 31, 2023).
10.23*	Amendment to SERP and Participation Agreement - Richard P. Smith (incorporated by reference to Exhibit 10.1 to TriCo's Current Report on Form 8-K filed December 28, 2022).
10.24*	Amendment to SERP and Participation Agreement - Daniel K. Bailey (incorporated by reference to Exhibit 10.2 to TriCo's Current Report on Form 8-K filed December 28, 2022).
10.25*	Amendment to SERP and Participation Agreement - Craig B. Carney (incorporated by reference to Exhibit 10.3 to TriCo's Current Report on Form 8-K filed December 28, 2022).
10.26	TriCo 2024 Equity Incentive Plan
10.27*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Executives pursuant to TriCo’s 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025)
10.28*	Form of Restricted Stock Unit Agreement and Grant Notice for Executives pursuant to TriCo’s 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025)
10.29*	Form of Performance Award Agreement and Grant Notice for Non-Executives pursuant to TriCo’s 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025)
10.30*	Form of Performance Award Agreement and Grant Notice for Executives pursuant to TriCo’s 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025)
19	TriCo Insider Trading Policy
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of TriCo’s Annual Report on Form 10- K for the year ended December 31, 2023).
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO**
32.2	Section 1350 Certification of CFO**
97.1	TriCo Compensation Clawback Policy (incorporated by reference exhibit 97.1 of TriCo's Annual Report on Form 10-K for the year ended December 31, 2023).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
113 TriCo Bancshares 2024 10-K

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
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
114 TriCo Bancshares 2024 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2025		TRICO BANCSHARES

	By:	/s/ Richard P. Smith
Richard P. Smith, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 3, 2025	/s/ Richard P. Smith
Richard P. Smith, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 3, 2025	/s/ Peter G. Wiese
Peter G. Wiese, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 3, 2025	/s/ Kirsten E. Garen
Kirsten E. Garen, Director

Date: March 3, 2025	/s/ Cory W. Giese
Cory W. Giese, Independent Lead Director

Date: March 3, 2025	/s/ John S.A. Hasbrook
John S.A. Hasbrook, Director

Date: March 3, 2025	/s/ Margaret L. Kane
Margaret L. Kane, Director

Date: March 3, 2025	/s/ Michael W. Koehnen
Michael W. Koehnen, Director

Date: March 3, 2025	/s/ Anthony L. Leggio
Anthony L. Leggio, Director

Date: March 3, 2025	/s/ Martin A. Mariani
Martin A. Mariani, Director

Date: March 3, 2025	/s/ Thomas C. McGraw
Thomas C. McGraw, Director

Date: March 3, 2025	/s/ Kimberley H. Vogel
Kimberley H. Vogel, Director

Date: March 3, 2025	/s/ Jon Y. Nakamura
Jon Y. Nakamura, Director

115 TriCo Bancshares 2024 10-K