Form 10-Q
period 2025-03-31
TRICO BANCSHARES /
filed 2025-05-12
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: March 31, 2025

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
Common stock, no par value: 32,858,445 shares outstanding as of May 2, 2025.

TriCo Bancshares
FORM 10-Q

GLOSSARY OF ACRONYMS AND TERMS

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
AFS	Available-for-Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
CDs	Certificates of Deposit
CDI	Core Deposit Intangible
CRE	Commercial Real Estate
CMO	Collateralized Mortgage Obligation
CODM	Chief Operating Decision Maker
DFPI	State Department of Financial Protection and Innovation
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Board
FTE	Fully taxable equivalent
GAAP	Generally Accepted Accounting Principles (United States of America)
HELOC	Home equity line of credit
HTM	Held-to-Maturity
LIBOR	London Interbank Offered Rate
NIM	Net interest margin
NPA	Nonperforming assets
OCI	Other comprehensive income
PCD	Purchase Credit Deteriorated
PSU	Performance Restricted Stock Unit
ROUA	Right-of-Use Asset
RSU	Restricted Stock Unit
SBA	Small Business Administration
SERP	Supplemental Executive Retirement Plan
SFR	Single Family Residence
SOFR	Secured Overnight Financing Rate
VRB	Valley Republic Bancorp
XBRL	eXtensible Business Reporting Language

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	March 31, 2025	December 31, 2024
Assets:
Cash and due from banks	$119,294	$85,409
Cash at Federal Reserve and other banks	188,956	59,547
Cash and cash equivalents	308,250	144,956
Investment securities:
Marketable equity securities	2,648	2,609
Available for sale debt securities, at fair value (amortized cost of $2,054,626 and $2,138,533)	1,852,350	1,904,885
Held to maturity debt securities, at amortized cost, net of allowance for credit losses of $0	106,868	111,866
Restricted equity securities	17,250	17,250
Loans held for sale	2,028	709
Loans	6,820,774	6,768,523
Allowance for credit losses	(128,423)	(125,366)
Total loans, net	6,692,351	6,643,157
Premises and equipment, net	70,475	70,287
Cash value of life insurance	134,678	140,149
Accrued interest receivable	32,536	34,810
Goodwill	304,442	304,442
Other intangible assets, net	5,918	6,432
Operating leases, right-of-use	22,806	23,529
Other assets	266,999	268,647
Total assets	$9,819,599	$9,673,728
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,539,109	$2,548,613
Interest-bearing	5,666,223	5,538,963
Total deposits	8,205,332	8,087,576
Accrued interest payable	9,685	11,501
Operating lease liability	24,657	25,437
Other liabilities	131,478	137,506
Other borrowings	91,706	89,610
Junior subordinated debt	101,222	101,191
Total liabilities	8,564,080	8,452,821
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, no par value: 50,000,000 shares authorized; 32,892,488 and 32,970,425 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	692,500	693,462
Retained earnings	693,383	679,907
Accumulated other comprehensive loss, net of tax	(130,364)	(152,462)
Total shareholders’ equity	1,255,519	1,220,907
Total liabilities and shareholders’ equity	$9,819,599	$9,673,728
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended March 31,
	2025	2024
Interest and dividend income:
Loans, including fees	$95,378	$96,485
Investments:
Taxable securities	15,373	17,449
Tax exempt securities	884	917
Dividends	379	380
Interest bearing cash at Federal Reserve and other banks	2,063	186
Total interest and dividend income	114,077	115,417
Interest expense:
Deposits	28,865	23,529
Other borrowings	969	7,378
Junior subordinated debt	1,701	1,774
Total interest expense	31,535	32,681
Net interest income	82,542	82,736
Provision for credit losses	3,728	4,305
Net interest income after credit loss provision	78,814	78,431
Non-interest income:
Service charges and fees	12,678	12,637
Gain on sale of loans	344	261
(Loss) gain on sale or exchange of investment securities	(1,146)	—
Asset management and commission income	1,488	1,128
Increase in cash value of life insurance	820	803
Other	1,889	942
Total non-interest income	16,073	15,771
Non-interest expense:
Salaries and related benefits	36,855	34,304
Other	22,730	22,200
Total non-interest expense	59,585	56,504
Income before provision for income taxes	35,302	37,698
Provision for income taxes	8,939	9,949
Net income	$26,363	$27,749
Per share data:
Basic earnings per share	$0.80	$0.83
Diluted earnings per share	$0.80	$0.83
Dividends per share	$0.33	$0.33
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands; unaudited)

	Three months ended March 31,
	2025	2024
Net income	$26,363	$27,749
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	22,098	(11,198)
Change in minimum pension liability	—	—
Change in joint beneficiary agreements	—	—
Other comprehensive income (loss)	22,098	(11,198)
Comprehensive income (loss)	$48,461	$16,551

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2024	33,268,102	$697,349	$615,502	$(153,169)	$1,159,682
Net income			27,749		27,749
Other comprehensive income (loss)				(11,198)	(11,198)
RSU vesting		767			767
PSU vesting		431			431
Repurchase of common stock	(99,332)	(2,083)	(1,325)		(3,408)
Dividends paid ($0.33 per share)			(10,972)		(10,972)
Three months ended March 31, 2024	33,168,770	$696,464	$630,954	$(164,367)	$1,163,051

Balance at January 1, 2025	32,970,425	$693,462	$679,907	$(152,462)	$1,220,907
Net income			26,363		26,363
Other comprehensive income (loss)				22,098	22,098
RSU vesting		797			797
PSU vesting		342			342
RSUs released	21,839				—
Repurchase of common stock	(99,776)	(2,101)	(2,008)		(4,109)
Dividends paid ($0.33 per share)			(10,879)		(10,879)
Three months ended March 31, 2025	32,892,488	$692,500	$693,383	$(130,364)	$1,255,519

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the three months ended March 31,
	2025	2024
Operating activities:
Net income	$26,363	$27,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	1,550	1,508
Amortization of intangible assets	514	1,030
Provision for credit losses	3,728	4,015
Amortization of investment securities premium, net	402	6
Loss on sale of investment securities	1,146	—
Originations of loans for resale	(15,348)	(10,858)
Proceeds from sale of loans originated for resale	14,245	10,151
Gain on sale of loans	(344)	(261)
Change in fair market value of mortgage servicing rights	140	(11)
Provision for losses on foreclosed assets	—	262
Gain on transfer of loans to foreclosed assets	—	(38)
Loss (gain) on sale of foreclosed assets	(3)	—
Operating lease expense payments	(1,509)	(1,568)
Loss on disposal of fixed assets	85	5
Increase in cash value of life insurance	(820)	(803)
Gain on life insurance death benefit	(1,207)	—
Loss (gain) on marketable and trading equity securities	(39)	28
Equity compensation vesting expense	1,139	1,198
Change in:
Interest receivable	2,274	985
Interest payable	(1,816)	1,779
Amortization of operating lease ROUA	1,452	1,499
Other assets and liabilities, net	(7,438)	(11,596)
Net cash from operating activities	24,514	25,080
Investing activities:
Proceeds from maturities of securities available for sale	66,753	62,770
Proceeds from maturities of securities held to maturity	4,954	5,625
Proceeds from sale of available for sale securities	30,008	—
Purchases of securities available for sale	(14,358)	—
Loan origination and principal collections, net	(51,857)	(7,379)
Proceeds from sale of other real estate owned	103	—
Purchases of premises and equipment	(1,687)	(1,028)
Net cash from investing activities	33,916	59,988
Financing activities:
Net change in deposits	117,756	153,620
Net change in other borrowings	2,096	(240,173)
Repurchase of common stock, net of option exercises	(4,109)	(3,408)
Dividends paid	(10,879)	(10,972)
Net cash from (used by) financing activities	104,864	(100,933)
Net change in cash and cash equivalents	163,294	(15,865)
Cash and cash equivalents, beginning of period	144,956	98,701
Cash and cash equivalents, end of period	$308,250	$82,836

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$31,372	$(15,898)
Market value of shares tendered in-lieu of cash to pay for exercise of equity and/or related taxes	(439)	—
Obligations incurred in conjunction with leased assets	471	1,327
Life insurance receivable	7,582	—
Loans transferred to foreclosed assets	—	12
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$33,351	$30,902

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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). The Company believes that the disclosures made are adequate to make the information not misleading.
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
Allowance for Credit Losses - Securities
The Company measures expected credit losses on HTM debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on HTM debt securities was considered insignificant at March 31, 2025 and December 31, 2024 and is therefore excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized for any period reported.
The Company evaluates AFS debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the three month periods ended March 31, 2025 and 2024, respectively.
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
The ACL consists of two primary components: (1) the determination of an ACL for loans that are individually identified and analyzed and (2) establishment of an ACL for loans collectively analyzed. To determine the collectively analyzed portion of the ACL, the Company identified various portfolio segments based on loan attributes such as, but not limited to; collateral type and loan purpose or use, to ensure loans with similar risk characteristics are measured on a collective basis. The Company utilizes three different loss model configurations and assigned each of the portfolio segments to one of the three loss model configurations. Historical credit loss experience for financial institutions nationwide, paired with relevant forecasts of macroeconomic conditions, forms the basis for the estimate of expected credit losses amongst the collectively analyzed loan portfolio. Further, each of the three loss model configurations utilized by the Company incorporate unique inputs, such as the following:
(1) Commercial Real Estate: origination vintage, delinquency status, loan-to-value as of the origination date, stated maturity date, property type, and property status
(2) Commercial and Industrial: loan maturity, credit spread at origination, risk grade, and loan type
(3) Consumer: FICO, origination vintage, product type, and state geography if applicable
One of the key assumptions requiring significant judgment in the process is estimating the Company's ACL relates to macroeconomic forecasts that are incorporated into the loss models. As all economic outlooks are inherently uncertain, the Company utilizes various data points to better inform management's estimation of expected credit losses given observable and forecast changes in the economic environment and market conditions. These macroeconomic scenario forecasts incorporate variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to: gross domestic product, unemployment rate, consumer price index, corporate interest rate spreads, and economic policy.

After quantitative considerations, management evaluates the need for additional qualitative adjustments that consider the expected impact of certain factors not fully captured in the quantitative and macroeconomic reserve calculations. These qualitative adjustments may apply to the collectively analyzed pool as a whole, one or more of the three loss models, or to one or more of the loan portfolio segments.

PCD assets are assets acquired at a discount that is due, in part, to credit quality deterioration since their origination. PCD assets are initially recorded and accounted for at fair value, by taking the sum of the present value of expected future cash flows and an allowance for credit losses, at acquisition. The allowance for credit losses for PCD assets is recorded through a gross-up of reserves on the balance sheet, while the allowance for acquired non-PCD assets, such as loans, is recorded through the provision for credit losses on the income statement, consistent with originated loans. Subsequent to acquisition, the allowance for credit losses for PCD loans will generally follow the same forward-looking estimation, provision, and charge-off process as non-PCD acquired and originated loans
Allowance for Credit Losses - Unfunded commitments
The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance for credit loss calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses for off-balance-sheet credit risk exposures is reported in other liabilities in the condensed consolidated balance sheets.
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
	• The amendment also eliminates certain disclosures related to unrecognized tax benefits and certain temporary differences.	• The Company adopted this ASU for the period beginning January 1, 2025. The updated disclosure requirements are required to be reported on an annual basis and will be included within the Company's December 31, 2025 10-K.
Accounting standards yet to be adopted

Standard	Summary of Guidance	Effects on financial statements
None

Note 2 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,242,037	$288	$(147,835)	$1,094,490
Obligations of states and political subdivisions	241,062	42	(27,905)	213,199
Corporate bonds	6,184	26	(229)	5,981
Asset backed securities	285,784	239	(1,513)	284,510
Non-agency collateralized mortgage obligations	279,559	207	(25,596)	254,170
Total debt securities available for sale	$2,054,626	$802	$(203,078)	$1,852,350
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$104,146	$3	$(5,775)	98,374
Obligations of states and political subdivisions	2,722	2	(82)	2,642
Total debt securities held to maturity	$106,868	$5	$(5,857)	$101,016

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,268,654	$16	$(174,485)	$1,094,185
Obligations of states and political subdivisions	249,627	66	(28,949)	220,744
Corporate bonds	6,182	—	(345)	5,837
Asset backed securities	314,814	687	(1,238)	314,263
Non-agency collateralized mortgage obligations	299,256	238	(29,638)	269,856
Total debt securities available for sale	$2,138,533	$1,007	$(234,655)	$1,904,885
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$109,155	$3	$(7,443)	$101,715
Obligations of states and political subdivisions	2,711	2	(79)	2,634
Total debt securities held to maturity	$111,866	$5	$(7,522)	$104,349
Proceeds from the sale of available for sale investment securities totaled $30.0 million and zero for the three months ended March 31, 2025 and 2024, respectively, resulting in gross realized losses of $1.1 million and zero, respectively. Investment securities with an aggregate carrying value of $919.2 million and $716.0 million at March 31, 2025 and December 31, 2024, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at March 31, 2025 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2025, obligations of the U.S. government and agencies with a cost basis totaling $1.2 billion consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by the U.S. government and agencies is categorized based on final maturity date. At March 31, 2025, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.61 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.
As of March 31, 2025, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$6,847	$6,749	$1,158	$1,159
Due after one year through five years	51,271	49,281	2,694	2,628
Due after five years through ten years	176,291	165,236	102,035	96,297
Due after ten years	1,820,217	1,631,084	981	932
Totals	$2,054,626	$1,852,350	$106,868	$101,016
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of March 31, 2025, the Company has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance for credit losses related to investment securities as of March 31, 2025 or December 31, 2024.

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

March 31, 2025:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$46,095	$(101)	$1,008,710	$(147,734)	$1,054,805	$(147,835)
Obligations of states and political subdivisions	10,493	(415)	199,107	(27,490)	209,600	(27,905)
Corporate bonds	—	—	4,710	(229)	4,710	(229)
Asset backed securities	88,756	(176)	76,155	(1,337)	164,911	(1,513)
Non-agency collateralized mortgage obligations	—	—	221,288	(25,596)	221,288	(25,596)
Total debt securities available for sale	$145,344	$(692)	$1,509,970	$(202,386)	$1,655,314	$(203,078)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$98,213	$(5,775)	$98,213	$(5,775)
Obligations of states and political subdivisions	—	—	1,482	(82)	1,482	(82)
Total debt securities held to maturity	$—	$—	$99,695	$(5,857)	$99,695	$(5,857)

December 31, 2024:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$63,714	$(842)	$1,021,654	$(173,643)	$1,085,368	$(174,485)
Obligations of states and political subdivisions	7,457	(140)	208,063	(28,809)	215,520	(28,949)
Corporate bonds	1,229	(17)	4,608	(328)	5,837	(345)
Asset backed securities	44,707	(30)	75,734	(1,208)	120,441	(1,238)
Non-agency collateralized mortgage obligations	—	—	236,671	(29,638)	236,671	(29,638)
Total debt securities available for sale	$117,107	$(1,029)	$1,546,730	$(233,626)	$1,663,837	$(234,655)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$101,553	$(7,443)	$101,553	$(7,443)
Obligations of states and political subdivisions	—	—	1,485	(79)	1,485	(79)
Total debt securities held to maturity	$—	$—	$103,038	$(7,522)	$103,038	$(7,522)
Obligations of U.S. government agencies: The unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases and illiquidity. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of March 31, 2025. At March 31, 2025, 143 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of 12.30% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of March 31, 2025. At March 31, 2025, 150 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 11.80% from the Company’s amortized cost basis.
Corporate bonds: The unrealized losses on investments in corporate bonds were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of March 31, 2025. At March 31, 2025, 5 debt securities representing corporate bonds had unrealized losses with aggregate depreciation of 4.60% from the Company’s amortized cost basis.

Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors for these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through March 31, 2025 has not experienced any deterioration in credit rating. At March 31, 2025, 23 asset backed securities had unrealized losses with aggregate depreciation of 1.00% from the Company’s amortized cost basis. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of March 31, 2025.
Non-agency collateralized mortgage obligations: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of March 31, 2025. At March 31, 2025, 17 asset backed securities had unrealized losses with aggregate depreciation of 10.40% from the Company’s amortized cost basis.
The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	March 31, 2025		December 31, 2024
(in thousands)	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
Obligations of U.S. government agencies	$104,146	$—	$109,155	$—
Obligations of states and political subdivisions	2,722	—	2,711	—
Total debt securities held to maturity	$106,868	$—	$111,866	$—

Note 3 – Loans
A summary of loan balances at amortized cost are as follows:

(in thousands)	March 31, 2025	December 31, 2024
Commercial real estate:
CRE non-owner occupied	$2,359,104	$2,323,036
CRE owner occupied	986,721	961,415
Multifamily	1,026,566	1,028,035
Farmland	262,055	265,146
Total commercial real estate loans	4,634,446	4,577,632
Consumer:
SFR 1-4 1st DT liens	852,719	859,660
SFR HELOCs and junior liens	373,970	363,420
Other	53,189	57,979
Total consumer loans	1,279,878	1,281,059
Commercial and industrial	457,189	471,271
Construction	298,319	279,933
Agriculture production	144,588	151,822
Leases	6,354	6,806
Total loans, net of deferred loan fees and discounts	$6,820,774	$6,768,523
Total principal balance of loans owed, net of charge-offs	$6,854,102	$6,804,113
Unamortized net deferred loan fees	(15,013)	(15,283)
Discounts to principal balance of loans owed, net of charge-offs	(18,315)	(20,307)
Total loans, net of unamortized deferred loan fees and discounts	$6,820,774	$6,768,523
Allowance for credit losses on loans	$(128,423)	$(125,366)

Note 4 – Allowance for Credit Losses
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Three months ended March 31, 2025
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$37,229	$—	$—	$2,441	$39,670
CRE owner occupied	15,747	—	—	(3,578)	12,169
Multifamily	15,913	—	—	(309)	15,604
Farmland	3,960	—	—	777	4,737
Total commercial real estate loans	72,849	—	—	(669)	72,180
Consumer:
SFR 1-4 1st DT liens	14,227	—	—	(3,232)	10,995
SFR HELOCs and junior liens	10,411	—	12	1,227	11,650
Other	2,825	(117)	37	150	2,895
Total consumer loans	27,463	(117)	49	(1,855)	25,540
Commercial and industrial	14,397	(257)	106	3,315	17,561
Construction	7,224	—	—	3,122	10,346
Agriculture production	3,403	—	613	(1,248)	2,768
Leases	30	—	—	(2)	28
Allowance for credit losses on loans	125,366	(374)	768	2,663	128,423
Reserve for unfunded commitments	6,000	—	—	1,065	7,065
Total	$131,366	$(374)	$768	$3,728	$135,488

The Company consistently seeks to refine its estimation methodology for determining the allowance for credit losses, the effects of which were insignificant during the current period, and are expected to be insignificant in future periods. Management continues to estimate the appropriate level of reserves using all relevant information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Management believes the primary risks inherent in the portfolio are a general decline in the economy or GDP, a decline in real estate market values, rising unemployment, increasing vacancy rates, and increases inflation or interest rates in the absence of economic improvement or any other such factors. Any one or a combination of these events may adversely affect a borrower's ability to repay its loan, resulting in increased delinquencies and loan losses. Although Management believes the Company has established and maintained the ACL on loans at appropriate levels, changes in reserves may be necessary if actual economic and other conditions differ substantially from the forecast used in estimating the ACL.

For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Year ended December 31, 2024
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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2025	2024	2023	2022	2021	Prior
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$59,706	$188,087	$178,114	$409,236	$279,739	$1,045,371	$157,779	$—	$2,318,032
Special Mention	—	—	—	10,019	—	13,962	619	—	24,600
Substandard	—	—	—	—	401	16,071	—	—	16,472
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$59,706	$188,087	$178,114	$419,255	$280,140	$1,075,404	$158,398	$—	$2,359,104
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$39,967	$80,483	$74,563	$186,614	$172,890	$345,903	$44,065	$—	$944,485
Special Mention	—	—	—	2,684	1,981	13,364	—	—	18,029
Substandard	—	1,619	607	8,088	5,334	8,461	98	—	24,207
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$39,967	$82,102	$75,170	$197,386	$180,205	$367,728	$44,163	$—	$986,721
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2025	2024	2023	2022	2021	Prior
Commercial real estate:
Multifamily risk ratings
Pass	$1,632	$67,344	$27,796	$173,508	$291,952	$402,241	$45,091	$—	$1,009,564
Special Mention	—	—	—	—	11,928	206	3,393	—	15,527
Substandard	—	—	—	467	—	1,008	—	—	1,475
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$1,632	$67,344	$27,796	$173,975	$303,880	$403,455	$48,484	$—	$1,026,566
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$3,575	$23,544	$18,174	$34,943	$18,015	$48,392	$31,288	$—	$177,931
Special Mention	—	—	—	11,995	5,723	3,804	7,752	—	29,274
Substandard	—	—	3,621	—	25,130	15,986	10,113	—	54,850
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$3,575	$23,544	$21,795	$46,938	$48,868	$68,182	$49,153	$—	$262,055
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$11,589	$57,632	$107,288	$170,864	$238,223	$250,552	$—	$4,899	$841,047
Special Mention	—	—	—	297	880	583	—	188	1,948
Substandard	—	—	244	134	3,425	5,025	—	896	9,724
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$11,589	$57,632	$107,532	$171,295	$242,528	$256,160	$—	$5,983	$852,719
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR HELOCs and junior liens risk ratings
Pass	$228	$—	$—	$—	$—	$64	$355,955	$5,494	$361,741
Special Mention	—	—	—	—	—	2	6,062	320	6,384
Substandard	—	—	—	—	—	—	5,436	409	5,845
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$228	$—	$—	$—	$—	$66	$367,453	$6,223	$373,970
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
Other risk ratings
Pass	$2,249	$7,173	$19,728	$5,487	$5,527	$10,939	$575	$—	$51,678
Special Mention	—	—	79	33	283	161	28	—	584
Substandard	—	36	150	297	158	285	1	—	927
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$2,249	$7,209	$19,957	$5,817	$5,968	$11,385	$604	$—	$53,189
Year-to-date gross charge-offs	$117	$—	$—	$—	$—	$—	$—	$—	$117

	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2025	2024	2023	2022	2021	Prior
Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$19,766	$61,687	$45,889	$56,931	$40,051	$10,529	$199,654	$112	$434,619
Special Mention	—	272	694	1,283	61	645	5,049	—	8,004
Substandard	—	235	132	1,129	885	400	11,738	47	14,566
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$19,766	$62,194	$46,715	$59,343	$40,997	$11,574	$216,441	$159	$457,189
Year-to-date gross charge-offs	$162	$95	$—	$—	$—	$—	$—	$—	$257

Construction loans:
Construction risk ratings
Pass	$5,144	$47,129	$139,445	$81,548	$10,774	$13,696	$—	$—	$297,736
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	529	54	—	—	583
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$5,144	$47,129	$139,445	$81,548	$11,303	$13,750	$—	$—	$298,319
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$—	$654	$1,377	$2,003	$731	$7,541	$126,852	$—	$139,158
Special Mention	—	—	—	—	—	220	1,673	—	1,893
Substandard	—	—	—	107	362	67	3,001	—	3,537
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$—	$654	$1,377	$2,110	$1,093	$7,828	$131,526	$—	$144,588
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Leases:
Lease risk ratings
Pass	$6,354	$—	$—	$—	$—	$—	$—	$—	$6,354
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$6,354	$—	$—	$—	$—	$—	$—	$—	$6,354
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$150,210	$533,733	$612,374	$1,121,134	$1,057,902	$2,135,228	$961,259	$10,505	$6,582,345
Special Mention	—	272	773	26,311	20,856	32,947	24,576	508	106,243
Substandard	—	1,890	4,754	10,222	36,224	47,357	30,387	1,352	132,186
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$150,210	$535,895	$617,901	$1,157,667	$1,114,982	$2,215,532	$1,016,222	$12,365	$6,820,774
Year-to-date gross charge-offs	$279	$95	$—	$—	$—	$—	$—	$—	$374

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2024	2023	2022	2021	2019	Prior
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$184,623	$177,650	$408,129	$282,953	$152,278	$909,735	$163,628	$—	$2,278,996
Special Mention	—	836	1,688	—	—	24,840	506	—	27,870
Substandard	—	—	—	—	—	16,170	—	—	16,170
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$184,623	$178,486	$409,817	$282,953	$152,278	$950,745	$164,134	$—	$2,323,036
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$83,320	$75,804	$191,619	$177,134	$104,490	$254,282	$35,961	$—	$922,610
Special Mention	1,618	—	2,699	1,731	206	11,950	—	—	18,204
Substandard	—	242	7,798	5,380	3,490	3,644	47	—	20,601
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$84,938	$76,046	$202,116	$184,245	$108,186	$269,876	$36,008	$—	$961,415
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Multifamily risk ratings
Pass	$65,376	$27,904	$171,470	$294,317	$117,889	$289,229	$44,816	$—	$1,011,001
Special Mention	—	—	—	11,926	—	207	3,393	—	15,526
Substandard	—	—	480	—	554	474	—	—	1,508
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$65,376	$27,904	$171,950	$306,243	$118,443	$289,910	$48,209	$—	$1,028,035
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$23,780	$18,205	$45,582	$20,832	$15,066	$36,909	$44,083	$—	$204,457
Special Mention	—	—	2,057	7,944	47	3,764	1,356	—	15,168
Substandard	—	2,770	—	20,414	—	10,416	11,921	—	45,521
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$23,780	$20,975	$47,639	$49,190	$15,113	$51,089	$57,360	$—	$265,146
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$60,203	$113,467	$173,217	$241,388	$115,915	$137,361	$—	$3,952	$845,503
Special Mention	—	—	60	—	—	892	—	239	1,191
Substandard	—	244	137	3,467	2,092	6,393	—	633	12,966
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$60,203	$113,711	$173,414	$244,855	$118,007	$144,646	$—	$4,824	$859,660
Period end gross write-offs	$—	$27	$—	$—	$—	$—	$—	$—	$27

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2024	2023	2022	2021	2019	Prior
Consumer loans:
SFR HELOCs and junior liens risk ratings
Pass	$236	$—	$—	$—	$—	$68	$345,902	$5,799	$352,005
Special Mention	—	—	—	—	—	4	6,082	327	6,413
Substandard	—	—	—	—	—	—	4,579	423	5,002
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$236	$—	$—	$—	$—	$72	$356,563	$6,549	$363,420
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$41	$—	$41

Consumer loans:
Other risk ratings
Pass	$10,371	$21,746	$5,891	$6,059	$4,917	$6,991	$610	$—	$56,585
Special Mention	—	63	34	227	107	41	21	—	493
Substandard	37	152	304	111	2	294	1	—	901
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$10,408	$21,961	$6,229	$6,397	$5,026	$7,326	$632	$—	$57,979
Period end gross write-offs	$385	$88	$40	$74	$37	$108	$14	$—	$746

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$73,321	$49,921	$61,634	$48,255	$3,721	$8,463	$203,978	$150	$449,443
Special Mention	137	775	1,970	63	275	851	3,197	—	7,268
Substandard	272	35	682	728	—	596	12,200	47	14,560
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$73,730	$50,731	$64,286	$49,046	$3,996	$9,910	$219,375	$197	$471,271
Period end gross write-offs	$389	$—	$178	$95	$24	$—	$1,101	$—	$1,787

Construction loans:
Construction risk ratings
Pass	$36,031	$124,759	$80,269	$11,354	$6,714	$7,359	$—	$—	$266,486
Special Mention	—	—	13,390	—	—	—	—	—	13,390
Substandard	—	—	—	—	—	57	—	—	57
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$36,031	$124,759	$93,659	$11,354	$6,714	$7,416	$—	$—	$279,933
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$265	$1,434	$2,297	$905	$175	$7,477	$133,115	$—	$145,668
Special Mention	—	—	—	—	2	218	5,192	—	5,412
Substandard	—	—	138	485	107	12	—	—	742
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$265	$1,434	$2,435	$1,390	$284	$7,707	$138,307	$—	$151,822
Period end gross write-offs	$—	$—	$173	$—	$—	$—	$1,277	$—	$1,450

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2024	2023	2022	2021	2019	Prior
Leases:
Lease risk ratings
Pass	$6,806	$—	$—	$—	$—	$—	$—	$—	$6,806
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$6,806	$—	$—	$—	$—	$—	$—	$—	$6,806
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$544,332	$610,890	$1,140,108	$1,083,197	$521,165	$1,657,874	$972,093	$9,901	$6,539,560
Special Mention	1,755	1,674	21,898	21,891	637	42,767	19,747	566	110,935
Substandard	309	3,443	9,539	30,585	6,245	38,056	28,748	1,103	118,028
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$546,396	$616,007	$1,171,545	$1,135,673	$528,047	$1,738,697	$1,020,588	$11,570	$6,768,523
Period end gross write-offs	$774	$115	$391	$169	$61	$108	$2,433	$—	$4,051

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of March 31, 2025
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$394	$442	$2,449	$3,285	$2,355,819	$2,359,104
CRE owner occupied	7,152	1,804	3,617	12,573	974,148	986,721
Multifamily	—	—	—	—	1,026,566	1,026,566
Farmland	—	513	8,918	9,431	252,624	262,055
Total commercial real estate loans	7,546	2,759	14,984	25,289	4,609,157	4,634,446
Consumer:
SFR 1-4 1st DT liens	1,950	41	659	2,650	850,069	852,719
SFR HELOCs and junior liens	369	765	1,675	2,809	371,161	373,970
Other	146	2	198	346	52,843	53,189
Total consumer loans	2,465	808	2,532	5,805	1,274,073	1,279,878
Commercial and industrial	539	548	9,560	10,647	446,542	457,189
Construction	—	—	—	—	298,319	298,319
Agriculture production	—	3,012	—	3,012	141,576	144,588
Leases	—	—	—	—	6,354	6,354
Total	$10,550	$7,127	$27,076	$44,753	$6,776,021	$6,820,774

	Analysis of Past Due Loans - As of December 31, 2024
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$221	$—	$2,452	$2,673	$2,320,363	$2,323,036
CRE owner occupied	1,625	85	3,619	5,329	956,086	961,415
Multifamily	1,120	—	—	1,120	1,026,915	1,028,035
Farmland	2,686	113	6,145	8,944	256,202	265,146
Total commercial real estate loans	5,652	198	12,216	18,066	4,559,566	4,577,632
Consumer:
SFR 1-4 1st DT liens	—	6	1,556	1,562	858,098	859,660
SFR HELOCs and junior liens	201	852	1,078	2,131	361,289	363,420
Other	50	—	132	182	57,797	57,979
Total consumer loans	251	858	2,766	3,875	1,277,184	1,281,059
Commercial and industrial	537	308	9,257	10,102	461,169	471,271
Construction	—	—	—	—	279,933	279,933
Agriculture production	37	317	314	668	151,154	151,822
Leases	—	—	—	—	6,806	6,806
Total	$6,477	$1,681	$24,553	$32,711	$6,735,812	$6,768,523
The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of March 31, 2025			As of December 31, 2024
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$3,004	$3,004	$—	$3,017	$3,017	$—
CRE owner occupied	5,339	5,339	—	3,632	3,874	—
Multifamily	467	467	—	480	480	—
Farmland	13,274	21,472	—	12,483	16,195	—
Total commercial real estate loans	22,084	30,282	—	19,612	23,566	—
Consumer:
SFR 1-4 1st DT liens	5,867	5,867	—	5,979	5,979	—
SFR HELOCs and junior liens	4,480	4,708	—	3,370	3,868	—
Other	106	262	—	41	204	—
Total consumer loans	10,453	10,837	—	9,390	10,051	—
Commercial and industrial	989	10,076	144	830	9,707	59
Construction	54	54	—	57	57	—
Agriculture production	3,451	3,461	—	—	656	—
Leases	—	—	—	—	—	—
Sub-total	37,031	54,710	144	29,889	44,037	59
Less: Guaranteed loans	(826)	(854)	—	(828)	(816)	—
Total, net	$36,205	$53,856	$144	$29,061	$43,221	$59
Interest income on non accrual loans that would have been recognized during the three months ended March 31, 2025 and 2024, if all such loans had been current in accordance with their original terms, totaled $1.5 million and $0.8 million, respectively. Interest income actually recognized on these originated loans during the three months ended March 31, 2025 and 2024 was nominal and $0.1 million, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of March 31, 2025
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR-1st Deed	SFR-2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,449	$353	$—	$202	$—	$—	$—	$—	$—	$—	$—	$3,004
CRE owner occupied	1,619	252	—	3,468	—	—	—	—	—	—	—	5,339
Multifamily	—	—	—	—	467	—	—	—	—	—	—	467
Farmland	—	—	—	—	—	21,472	—	—	—	—	—	21,472
Total commercial real estate loans	4,068	605	—	3,670	467	21,472	—	—	—	—	—	30,282
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	5,867	—	—	—	—	5,867
SFR HELOCs and junior liens	—	—	—	—	—	—	1,661	2,819	—	—	—	4,480
Other	—	—	—	—	—	—	—	—	261	—	—	261
Total consumer loans	—	—	—	—	—	—	7,528	2,819	261	—	—	10,608
Commercial and industrial	—	—	—	8,382	—	—	—	—	—	745	949	10,076
Construction	—	—	—	—	—	—	54	—	—	—	—	54
Agriculture production	—	—	—	—	—	3,001	—	—	—	—	460	3,461
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$4,068	$605	$—	$12,052	$467	$24,473	$7,582	$2,819	$261	$745	$1,409	$54,481

	As of December 31, 2024
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,452	$356	$—	$210	$—	$—	$—	$—	$—	$—	$—	$3,018
CRE owner occupied	—	260	142	3,472	—	—	—	—	—	—	—	3,874
Multifamily	—	—	—	—	480	—	—	—	—	—	—	480
Farmland	—	—	—	—	—	16,448	—	—	—	—	—	16,448
Total commercial real estate loans	2,452	616	142	3,682	480	16,448	—	—	—	—	—	23,820
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	5,979	—	—	—	—	5,979
SFR HELOCs and junior liens	—	—	—	—	—	—	1,291	2,079	—	—	—	3,370
Other	—	—	—	—	—	—	—	—	132	—	—	132
Total consumer loans	—	—	—	—	—	—	7,270	2,079	132	—	—	9,481
Commercial and industrial	—	—	—	8,334	—	—	—	54	—	530	788	9,706
Construction	—	—	—	—	—	—	57	—	—	—	—	57
Agriculture production	—	—	—	—	—	—	—	—	—	—	12	12
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$2,452	$616	$142	$12,016	$480	$16,448	$7,327	$2,133	$132	$530	$800	$43,076

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

	For the three months ended
	March 31, 2025			March 31, 2024
(in thousands)	Combination - Term Extension/Rate Change	Payment Delay/Term Extension	Total % of Loans Outstanding	Payment Delay/Term Extension	Payment Delay/Term Reduction	Total % of Loans Outstanding
Commercial real estate:
CRE non-owner occupied	$—	$—	—%	$211	$—	0.03%
SFR HELOCs and junior liens	—	—	—	—	41	0.01
Commercial and industrial	—	—	—	—	516	0.07
Total	$—	$—	—%	$211	$557	0.11%

There were no loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025.

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024.

Modification Type	Loan Type	Financial Effect
Combination - Term Extension/Rate Change	CRE non-owner occupied	Added 120 months to the life of the loan; converted from variable to fixed interest rate
Payment delay / term extension	SFR HELOCs and junior liens	Added 60 months to the life of the loan to amortize balloon repayment
Payment delay / term extension	Commercial and industrial	Added 66 months to the life of the loan to amortize balloon repayment
Payment delay / term extension	Commercial and industrial	Added 12 months to the life of the loan; to amortize balloon repayment

During the three months ended March 31, 2025 and March 31, 2024, respectively, there were no loans with payment defaults by borrowers experiencing financial difficulty which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.

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
The following table presents the components of lease expense for the periods ended:

	Three months ended March 31,
(in thousands)	2025	2024
Operating lease cost	$1,418	$1,434
Short-term lease cost	45	52
Variable lease cost (income)	(10)	13
Total lease cost	$1,453	$1,499
The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended March 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,509	$1,568
ROUA obtained in exchange for operating lease liabilities	$471	$1,327
The following table presents the weighted average operating lease term and discount rate as of the period ended:

	March 31,
	2025	2024
Weighted-average remaining lease term (years)	7.6	7.9
Weighted-average discount rate	3.56%	3.42%
At March 31, 2025, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2025	$4,207
2026	5,125
2027	4,465
2028	3,280
2029	2,327
Thereafter	8,779
28,183
Discount for present value of expected cash flows	(3,526)
Lease liability at March 31, 2025	$24,657
Note 6 - Deposits
A summary of the balances of deposits follows:

(in thousands)	March 31, 2025	December 31, 2024
Noninterest-bearing demand	$2,539,109	$2,548,613
Interest-bearing demand	1,778,615	1,758,629
Savings	2,777,840	2,657,849
Time certificates, $250,000 or more	630,414	485,180
Other time certificates	479,354	637,305
Total deposits	$8,205,332	$8,087,576
Certificate of deposit balances of $100.0 million from the State of California were included in time certificates, $250,000 or more, at March 31, 2025 and December 31, 2024, respectively. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company.
Overdrawn deposit balances of $1.7 million and $2.5 million were classified as consumer loans at March 31, 2025 and December 31, 2024, respectively.

Note 7 - Other Borrowings
A summary of the balances of other borrowings follows:

	March 31, 2025	December 31, 2024
(in thousands)
Term borrowing at FHLB, fixed rate of 5.23%, payable on April 8, 2025	75,000	75,000
Other collateralized borrowings, fixed rate, as of March 31, 2025 and December 31, 2024 of 0.05%, payable on April 1, 2025 and January 2, 2025, respectively	16,706	14,610
Total other borrowings	$91,706	$89,610
Note 8 - Junior Subordinated Debt
The following table summarizes the terms and recorded balances of each debenture as of the date indicated:

(in thousands)			Coupon Rate (Variable) 3 mo. SOFR +	As of March 31, 2025		As of December 31, 2024
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	7.61%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	7.10%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	7.80%	5,743	5,713
North Valley Trust III	7/23/2034	5,155	2.80%	7.35%	4,597	4,571
North Valley Trust IV	3/15/2036	10,310	1.33%	5.89%	7,932	7,863
VRB Subordinated	3/29/2029	16,000	3.52%	9.11%	16,747	16,799
VRB Subordinated - 5%	8/27/2035	20,000	Fixed	5.00%	24,965	25,007
		$98,889			$101,222	$101,191
The VRB - 5% Subordinated Debt issuance is fixed at 5.0% through August 27, 2025, then will have a floating rate of 90-day average SOFR plus 4.9% until maturity.
Note 9 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	March 31, 2025	December 31, 2024
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$846,628	$788,491
Consumer loans	626,521	627,681
Real estate mortgage loans	428,338	419,172
Real estate construction loans	233,251	272,308
Standby letters of credit	32,512	39,804
Deposit account overdraft privilege	128,101	121,006

In April 2024, Visa Inc. announced the commencement of an exchange offer for Visa Class B-1 common stock and the Company subsequently tendered all of its Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock. Completion of the exchange resulted in a gain of $2.9 million relating to the Visa Class C common stock during 2024. Visa Class B-2 common stock continues to be carried at zero. The Bank owns 6,698 shares of Class B-2 common stock of Visa Inc. which may be convertible into Class A common stock at a conversion ratio of 1.5342 per Class B-2 share. As of March 31, 2025, the value of the Class A shares was $350.46 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $3.6 million as of March 31, 2025, and has not been reflected in the accompanying consolidated financial statements.

Note 10 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $12.0 million and $20.4 million during the three months ended March 31, 2025 and 2024, respectively. The Bank is regulated by the FDIC and the DFPI. Absent approval from the Commissioner of the DFPI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On February 25, 2021, the Board of Directors authorized the repurchase of up to 2.0 million shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases can be determined by the Company's management and therefore the total value of the shares to be purchased under the 2021 Repurchase Plan is subject to change. The 2021 Repurchase Plan has no expiration date (in accordance with applicable laws and regulations). During the three months ended March 31, 2025 and March 31, 2024, the Company repurchased 89,654 and 99,332 shares with market values of $3.7 million and $3.4 million, respectively.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of exercise price, if applicable, and the tax withholding on such shares. There were no option exercises during the three months ended March 31, 2025 and March 31, 2024, respectively. Employees tendered 10,122 and zero shares in connection with the tax withholding requirements of other share-based awards during the three months ended March 31, 2025 and 2024, respectively. In total, shares of the Company's common stock tendered had market values of $0.4 million and zero during the quarters ended March 31, 2025 and 2024, respectively. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share-based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2021 Stock Repurchase Plans.
Note 11 - Stock Options and Other Equity-Based Incentive Instruments
On April 16, 2024, the Board of Directors adopted the 2024 Equity Incentive Plan (2024 Plan) which was approved by shareholders on May 23, 2024. The 2024 Plan allows for up to 1,200,000 shares to be issued in connection with equity-based incentives. In conjunction with shareholder approval of the 2024 Plan, the 2019 Equity Incentive Plan (2019 Plan), which allowed for up to 1,500,000 shares to be issued in connection with equity-based incentives, is no longer available for grant issuances. While no new awards can be granted under the 2019 Plan, existing grants continue to be governed by the terms, conditions and procedures set forth in any applicable award agreement.
There were no stock options outstanding as of March 31, 2025 and December 31, 2024. The Company did not modify any option grants during the three months ended March 31, 2025 or 2024.
Activity related to restricted stock unit awards during the three months ended March 31, 2025 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2024	152,572	144,715
RSUs granted	58,465	51,177
RSUs added through dividend and performance credits	1,028	—
RSUs released	(21,839)	—
RSUs forfeited	—	—
Outstanding at March 31, 2025	190,226	195,892
The 190,226 of service condition vesting RSUs outstanding as of March 31, 2025 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 190,226 of service condition vesting RSUs outstanding as of March 31, 2025 are expected to vest, and be released, on a weighted-average basis, over the next 2.15 years. The Company expects to recognize $5.1 million of pre-tax compensation costs related to these service condition vesting RSUs between March 31, 2025 and their vesting dates. The Company did not modify any service condition vesting RSUs during the three months ended March 31, 2025 or 2024.

The 195,892 of market plus service condition vesting RSUs outstanding as of March 31, 2025 are expected to vest, and be released, on a weighted-average basis, over the next 2.18 years. The Company expects to recognize $3.0 million of pre-tax compensation costs related to these RSUs between March 31, 2025 and their vesting dates. As of March 31, 2025, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 293,838 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during the three months ended March 31, 2025 or 2024.
Note 12 - Non-interest Income and Expense
The following table summarizes the Company’s non-interest income for the periods indicated:

	Three months ended March 31,
(in thousands)	2025	2024
ATM and interchange fees	$6,106	$6,169
Service charges on deposit accounts	4,914	4,663
Other service fees	1,359	1,366
Mortgage banking service fees	439	428
Change in value of mortgage servicing rights	(140)	11
Total service charges and fees	12,678	12,637
Increase in cash value of life insurance	820	803
Asset management and commission income	1,488	1,128
Gain on sale of loans	344	261
Lease brokerage income	66	161
Sale of customer checks	345	312
(Loss) gain on sale or exchange of investment securities	(1,146)	—
(Loss) gain on marketable equity securities	39	(28)
Other	1,439	497
Total other non-interest income	3,395	3,134
Total non-interest income	$16,073	$15,771

The components of non-interest expense were as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Base salaries, net of deferred loan origination costs	$25,401	$24,020
Incentive compensation	4,038	3,257
Benefits and other compensation costs	7,416	7,027
Total salaries and benefits expense	36,855	34,304
Occupancy	4,077	3,951
Data processing and software	5,058	5,107
Equipment	1,284	1,356
Intangible amortization	514	1,030
Advertising	1,204	762
ATM and POS network charges	1,851	1,661
Professional fees	1,518	1,340
Telecommunications	488	511
Regulatory assessments and insurance	1,283	1,251
Postage	320	308
Operational losses	424	352
Courier service	488	480
(Gain) loss on sale or acquisition of foreclosed assets	(3)	(38)
(Gain) loss on disposal of fixed assets	85	5
Other miscellaneous expense	4,139	4,124
Total other non-interest expense	22,730	22,200
Total non-interest expense	$59,585	$56,504
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

	Three months ended March 31,
(in thousands)	2025	2024
Net income	$26,363	$27,749
Average number of common shares outstanding	32,953	33,245
Effect of dilutive stock options and restricted stock	176	125
Average number of common shares outstanding used to calculate diluted earnings per share	33,129	33,370
Options excluded from diluted earnings per share because of their antidilutive effect	—	—

Note 14 – Comprehensive Income (Loss)
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet identified as AOCI, such items, along with net income, are components of OCI.

The components of OCI and related tax effects are as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Unrealized holding gains (losses) on available for sale securities before reclassifications	$32,518	$(15,899)
Amounts reclassified out of AOCI:
Realized gain (loss) on debt securities	(1,146)	—
Total amounts reclassified out of accumulated other comprehensive income (loss)	(1,146)	—
Unrealized holding gains (losses) on available for sale securities after reclassifications	31,372	(15,899)
Tax effect	(9,274)	4,701
Unrealized holding gains (losses) on available for sale securities, net of tax	22,098	(11,198)
Change in unfunded status of the supplemental retirement plans before reclassifications	164	459
Amounts reclassified out of AOCI:
Amortization of actuarial losses	(164)	(459)
Total amounts reclassified out of accumulated other comprehensive loss	(164)	(459)
Total other comprehensive income (loss)	$22,098	$(11,198)
The components of AOCI, included in shareholders’ equity, are as follows:

(in thousands)	March 31, 2025	December 31, 2024
Net unrealized loss on available for sale securities	$(202,276)	$(233,648)
Tax effect	59,801	69,075
Unrealized holding loss on available for sale securities, net of tax	(142,475)	(164,573)
Unfunded status of the supplemental retirement plans	16,085	16,085
Tax effect	(4,756)	(4,756)
Unfunded status of the supplemental retirement plans, net of tax	11,329	11,329
Joint beneficiary agreement liability	782	782
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	782	782
Accumulated other comprehensive loss	$(130,364)	$(152,462)
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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at March 31, 2025	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,648	$2,648	$—	$—
Debt securities available for sale:
Obligations of U.S. government and agencies	1,094,490	—	1,094,490	—
Obligations of states and political subdivisions	213,199	—	213,199	—
Corporate bonds	5,981	—	5,981	—
Asset backed securities	284,510	—	284,510	—
Non-agency mortgage backed securities	254,170	—	254,170	—
Loans held for sale	2,028	—	2,028	—
Mortgage servicing rights	6,614	—	—	6,614
Total assets measured at fair value	$1,863,640	$2,648	$1,854,378	$6,614

Fair value at December 31, 2024	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,609	$2,609	$—	$—
Debt securities available for sale:
Obligations of U.S. government and agencies	1,094,185	—	1,094,185	—
Obligations of states and political subdivisions	220,744	—	220,744	—
Corporate bonds	5,837	—	5,837	—
Asset backed securities	314,263	—	314,263	—
Non-agency mortgage backed securities	269,856	—	269,856	—
Loans held for sale	709	—	709	—
Mortgage servicing rights	6,626	—	—	6,626
Total assets measured at fair value	$1,914,829	$2,609	$1,905,594	$6,626
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the three months ended March 31, 2025 or March 31, 2024, respectively.
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

Three months ended March 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2025: Mortgage servicing rights	$6,626	—	$(140)	$128	$6,614
2024: Mortgage servicing rights	$6,606	—	$11	$80	$6,697

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
The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2025 and December 31, 2024:

As of March 31, 2025:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,614	Discounted cash flow	Constant prepayment rate	6% - 11%; 6.5%
			Discount rate	10% - 14%; 12%
As of December 31, 2024:
Mortgage Servicing Rights	$6,626	Discounted cash flow	Constant prepayment rate	6% - 11.0%; 7.0%
			Discount rate	10% - 14%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

March 31, 2025	Total	Level 1	Level 2	Level 3
Fair value:
Collateral dependent loans	$17,016	—	—	$17,016

December 31, 2024	Total	Level 1	Level 2	Level 3
Fair value:
Collateral dependent loans	$8,770	—	—	$8,770
Real estate owned	709	—	—	709
Total assets measured at fair value	$9,479	—	—	$9,479

The tables below present the losses resulting from non-recurring fair value adjustments of assets and liabilities for the periods indicated (in thousands):

	Three months ended March 31,
	2025	2024
Collateral dependent loans	$(5,013)	$128
Foreclosed assets	—	(224)
Total losses from non-recurring measurements	$(5,013)	$(96)

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2025:

March 31, 2025	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$17,016	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2024:

December 31, 2024	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$8,770	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
Real estate owned (Residential real estate)	$709	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful N/A
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

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$119,294	$119,294	$85,409	$85,409
Cash at Federal Reserve and other banks	188,956	188,956	59,547	59,547
Level 2 inputs:
Securities held to maturity	106,868	101,016	111,866	104,349
Restricted equity securities	17,250	n/a	17,250	n/a
Level 3 inputs:
Loans, net	6,692,351	6,419,303	6,643,157	6,293,727
Financial liabilities:
Level 2 inputs:
Deposits	8,205,332	8,202,870	8,087,576	8,085,150
Other borrowings	91,706	91,724	89,610	89,780
Level 3 inputs:
Junior subordinated debt	101,222	105,271	101,191	103,630
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of March 31, 2025 and December 31, 2024 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of March 31, 2025 and December 31, 2024 based on the then phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of March 31, 2025:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,270,172	15.78%	$845,178	10.50%	N/A	N/A
Tri Counties Bank	$1,266,587	15.74%	$844,972	10.50%	$804,735	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,131,297	14.05%	$684,192	8.50%	N/A	N/A
Tri Counties Bank	$1,165,564	14.48%	$684,025	8.50%	$643,788	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,073,574	13.34%	$563,452	7.00%	N/A	N/A
Tri Counties Bank	$1,165,564	14.48%	$563,315	7.00%	$523,078	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,131,297	11.73%	$385,935	4.00%	N/A	N/A
Tri Counties Bank	$1,165,564	12.08%	$385,881	4.00%	$482,352	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2024:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,258,218	15.71%	$840,943	10.50%	N/A	N/A
Tri Counties Bank	$1,248,802	15.60%	$840,740	10.50%	$800,704	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,118,292	13.96%	$680,763	8.50%	N/A	N/A
Tri Counties Bank	$1,148,328	14.34%	$680,599	8.50%	$640,563	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,060,690	13.24%	$560,628	7.00%	N/A	N/A
Tri Counties Bank	$1,148,328	14.34%	$560,493	7.00%	$520,458	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,118,292	11.70%	$382,214	4.00%	N/A	N/A
Tri Counties Bank	$1,148,328	12.02%	$382,096	4.00%	$477,620	5.00%

As of March 31, 2025 and December 31, 2024, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at March 31, 2025 and December 31, 2024, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At March 31, 2025, the Company and the Bank are in compliance with the capital conservation buffer requirement.

Note 17 – Segment Information

The Company's reportable segment is determined by the Chief Executive Officer, who is designated as the CODM, based upon information provided about the Company's products and services offered, primary banking operations. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the CODM follows, inclusive of reconciliations of the banking segment totals to the financial statements.

	Three months ended March 31,
(in thousands)	2025	2024
Interest income	$114,077	$115,417

Reconciliation of revenue:
Other revenues	16,073	15,771
Total consolidated revenues	130,150	131,188

Less:
Interest expense	31,535	32,681
Segment net interest income and noninterest income	98,615	98,507
Less:
Provision for credit losses	3,728	4,305
Salaries and benefits expense	36,855	34,304
Other banking segment items	22,730	22,200
Income tax expense	8,939	9,949
Segment net income/consolidated net income	$26,363	$27,749

Reconciliation of assets:
Total assets for reportable segment	$9,819,599	$9,813,767
Other assets	—	—
Total consolidated assets	$9,819,599	$9,813,767

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Cautionary Statements Regarding Forward-Looking Information
The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on us. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: macroeconomic, geopolitical, and other challenges and uncertainties, including those related to actual or potential policies and actions from the new U.S. administration, such as tariffs, and reciprocal actions by other countries or regions, significant volatility and disruptions in financial markets, a resurgence of inflation, increases in unemployment rates, increases in interest rates and slowing economic growth or recession in the U.S. and other countries or regions; the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit; the impact of changes in financial services industry policies, laws and regulations; regulatory restrictions or adverse regulatory findings affecting our ability to successfully market and price our products to consumers; adverse developments in the financial services industry generally such as bank failures and any related impact on depositor behavior or investor sentiment; the impacts of international hostilities, wars, terrorism or geopolitical events; risks related to the sufficiency of liquidity, including our ability to attract and maintain deposits; the risks related to the development, implementation, use and management of emerging technologies, including artificial intelligence and machine learning; extreme weather, natural disasters and other catastrophic events and their effects on our customers and the economic and business environments in which we operate; current and future economic and market conditions of the local economies in which we conduct operations; declines in housing and commercial real estate prices and changes in the financial performance and/or condition of our borrowers; the market value of our investment securities and possible other-than-temporary impairment of securities held by us due to changes in credit quality or rates; the availability of, and cost of, sources of funding and the demand for our products; the possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings and capital; the costs or effects of mergers, acquisitions or dispositions we may make, as well as whether we are able to obtain any required governmental approvals in connection with any such activities, or identify and complete favorable transactions in the future, and/or realize the anticipated financial and business benefits; the volatility of the stock market and its impact on our stock price and our ability to conduct acquisitions; the regulatory and financial impacts associated with exceeding $10 billion in total assets; the ability to execute our business plan in new markets; our future operating or financial performance, including our outlook for future growth; changes in the level and direction of our nonperforming assets and charge-offs and the appropriateness of the allowance for credit losses; the effectiveness of us managing the mix of earning assets and in improving, resolving or liquidating lower-quality assets; changes in accounting standards and practices; changes in consumer spending, borrowing and savings habits; the effects of changes in the level or cost of checking or savings account deposits on our funding costs and net interest margin; increasing noninterest expense and its impact on our financial performance; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional competitors including retail businesses and technology companies; the challenges of attracting, integrating and retaining key employees; the impact of the 2023 cyber security ransomware incident, including the pending litigation, on our operations and reputation; the vulnerability of our operational or security systems or infrastructure, the systems of third-party vendors or other service providers with whom we contract, and our customers to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and data/security breaches and the cost to defend against and respond to such incidents; increased data security risks due to work from home arrangements and email vulnerability; failure to safeguard personal information, and any resulting litigation; the effect of a fall in stock market prices on our brokerage and wealth management businesses; the emergence or continuation of widespread health emergencies or pandemics; potential judgments, orders, settlements, penalties, fines and reputational damage resulting from pending or future litigation and regulatory investigations, proceedings and enforcement actions; and our ability to manage the risks involved in the foregoing. In addition, due to the rapidly evolving and changes in U.S. trade policies and practices, the amount and duration of any tariffs and their ultimate impact on us, our customers, financial markets, and the overall U.S. and global economies is currently uncertain. Nonetheless, prolonged uncertainty, elevated tariff levels or their wide-spread use in U.S. trade policy could weaken economic conditions and adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing these loans or adversely affect financial markets. There can be no assurance that future developments affecting us will be the same as those anticipated by management. Additional factors that could cause results to differ materially from those described above can be found in our filings with the U.S. Securities and Exchange Commission, including without limitation the “Risk Factors” Section of TriCo’s Annual Report on Form 10-K for the year ended December 31, 2024, Such filings are also available in the “Investor Relations” section of our website, https://www.tcbk.com/investor-relations. Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results. We undertake no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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

Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A detailed discussion related to the Company’s accounting policies including those related to estimates on the allowance for credit losses related to loans and investment securities, and impairment of intangible assets, can be found in Note 1 of the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.
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
Financial Highlights
Performance highlights and other developments for the Company as of or for the three months ended March 31, 2025, included the following:
•Net income was $26.4 million or $0.80 per diluted share as compared to $29.0 million or $0.88 per diluted share in the trailing quarter
•Net interest margin (FTE) was 3.73% in the recent quarter, a decrease of 3 basis points over 3.76% in the trailing quarter; net interest income (FTE) was $82.8 million, a decrease of $1.5 million over the trailing quarter
•Loan balances increased $52.3 million or 3.1% (annualized) from the trailing quarter and increased $20.1 million or 0.3% from the same quarter of the prior year
•Deposit balances increased $117.8 million or 5.8% (annualized) from the trailing quarter and increased $217.7 million or 2.7% from the same quarter of the prior year
•Average yield on earning assets was 5.15%, a decrease of 7 basis points over the 5.22% in the trailing quarter; average yield on loans was 5.71%, a decrease of 7 basis points over the 5.78% in the trailing quarter
•Non-interest bearing deposits averaged 30.7% of total deposits during the quarter
•The average cost of total deposits was 1.43%, a decrease of 3 basis points as compared to 1.46% in the trailing quarter, and an increase of 22 basis points from 1.21% in the same quarter of the prior year
•For the quarter ended March 31, 2025, the Company’s return on average assets was 1.09%, while the return on average equity was 8.54%; for the trailing quarter ended December 31, 2024, the Company’s return on average assets was 1.19%, while the return on average equity was 9.30%
•Diluted earnings per share were $0.80 for the first quarter of 2025, compared to $0.88 for the trailing quarter and $0.83 during the first quarter of 2024
•The loan to deposit ratio was 83.13% as of March 31, 2025, as compared to 83.69% for the trailing quarter end
•The efficiency ratio was 60.42% for the quarter ended March 31, 2025, as compared to 59.56% for the trailing quarter as net interest income was impacted by the quarter over quarter reduction in calendar days
•The provision for credit losses was approximately $3.7 million during the quarter ended March 31, 2025, as compared to $1.7 million during the trailing quarter end. The change was attributed to an increase in required reserves totaling $4.9 million on individually evaluated loans and an increase of $1.1 million in reserves for unfunded commitments, which were offset by net recoveries and decreases in qualitative factors attributed to general improvement in economic indicators
•The allowance for credit losses (ACL) to total loans was 1.88% as of March 31, 2025, compared to 1.85% as of the trailing quarter end, and 1.83% as of March 31, 2024. Non-performing assets to total assets were 0.59% on March 31, 2025, as compared to 0.48% as of December 31, 2024, and 0.37% at March 31, 2024. At March 31, 2025, the ACL represented 234% of non-performing loans

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended March 31,
	2025	2024
Net interest income	$82,542	$82,736
Provision for credit losses	(3,728)	(4,305)
Non-interest income	16,073	15,771
Non-interest expense	(59,585)	(56,504)
Provision for income taxes	(8,939)	(9,949)
Net income	$26,363	$27,749
Per Share Data:
Basic earnings per share	$0.80	$0.83
Diluted earnings per share	$0.80	$0.83
Dividends paid	$0.33	$0.33
Book value at period end
Average common shares outstanding	32,953	33,245
Average diluted common shares outstanding	33,129	33,370
Shares outstanding at period end	32,892	33,169
At period end:
Loans	$6,820,774	6,800,695
Total investment securities	$1,979,116	2,221,555
Total assets	$9,819,599	9,813,767
Total deposits	$8,205,332	7,987,658
Other borrowings	$91,706	392,409
Shareholders’ equity	$1,255,519	1,163,051
Financial Ratios:
During the period:
Return on average assets (annualized)	1.09%	1.13%
Return on average equity (annualized)	8.54%	9.50%
Net interest margin(1) (annualized)	3.73%	3.68%
Efficiency ratio	60.42%	57.36%
Average equity to average assets	12.76%	11.92%
At end of period:
Equity to assets	12.79%	11.85%
Total capital to risk-adjusted assets	15.78%	14.97%
(1) Fully Taxable Equivalent (FTE)
Results of Operations

The following discussion and analysis is designed to provide a better understanding of the significant changes and trends related to the Company and the Bank’s financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and the Notes thereto located at Item 1 of this report.

Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Following is a summary of the components of FTE net income for the periods indicated.

	Three months ended
(in thousands)	March 31, 2025	December 31, 2024	Change	% Change
Interest income	$114,077	$116,842	$(2,765)	(2.4)%
Interest expense	(31,535)	(32,752)	1,217	(3.7)%
Fully tax-equivalent adjustment (FTE) (1)	265	266	(1)	(0.4)%
Net interest income (FTE)	$82,807	$84,356	$(1,549)	(1.8)%
Net interest margin (FTE)	3.73%	3.76%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,995	$1,129	$866	76.7%
Net interest margin less effect of acquired loan discount accretion(1)	3.64%	3.71%	(0.07)%

	Three months ended March 31,
(in thousands)	2025	2024	Change	% Change
Interest income	$114,077	$115,417	$(1,340)	(1.2)%
Interest expense	(31,535)	(32,681)	1,146	(3.5)%
Fully tax-equivalent adjustment (FTE) (1)	265	275	(10)	(3.6)%
Net interest income (FTE)	$82,807	$83,011	$(204)	(0.2)%
Net interest margin (FTE)	3.73%	3.68%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,995	$1,332	$663	49.8%
Net interest margin less effect of acquired loan discount accretion(1)	3.64%	3.62%	0.02%

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

Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or the discount is accreted (added to) interest income over the remaining life of the loan. The dollar impact of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining unaccreted discount or unamortized premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. Despite the elevated rate environment, the prepayment rate of portfolio loans, inclusive of those acquired at a premium or discount, remains generally consistent. During the quarters ended March 31, 2025, December 31, 2024 and March 31, 2024, the purchased loan discount accretion was $2.0 million, $1.1 million and $1.3 million, respectively.

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

	Three months ended March 31,
	2025			2024
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$6,776,188	$95,378	5.71%	$6,785,840	$96,485	5.72%
Investment securities - taxable	1,891,280	15,752	3.38%	2,127,420	17,829	3.37%
Investment securities - nontaxable(1)	133,388	1,149	3.49%	138,900	1,192	3.45%
Total investments	2,024,668	16,901	3.39%	2,266,320	19,021	3.38%
Cash at Federal Reserve and other banks	206,591	2,063	4.05%	14,377	186	5.20%
Total interest-earning assets	9,007,447	114,342	5.15%	9,066,537	115,692	5.13%
Other assets	800,769			789,260
Total assets	$9,808,216			$9,855,797
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,830,315	$6,221	1.38%	$1,710,844	$4,947	1.16%
Savings deposits	2,730,262	12,198	1.81%	2,651,917	10,900	1.65%
Time deposits	1,120,843	10,446	3.78%	811,894	7,682	3.81%
Total interest-bearing deposits	5,681,420	28,865	2.06%	5,174,655	23,529	1.83%
Other borrowings	89,465	969	4.39%	584,696	7,378	5.08%
Junior subordinated debt	101,201	1,701	6.82%	101,106	1,774	7.06%
Total interest-bearing liabilities	5,872,086	31,535	2.18%	5,860,457	32,681	2.24%
Noninterest-bearing deposits	2,514,373			2,646,389
Other liabilities	169,763			174,359
Shareholders’ equity	1,251,994			1,174,592
Total liabilities and shareholders’ equity	$9,808,216			$9,855,797
Net interest spread(2)			2.97%			2.89%
Net interest income and interest margin(3)		$82,807	3.73%		$83,011	3.68%
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
Net interest income (FTE) during the three months ended March 31, 2025, decreased $0.2 million or 0.2% to $82.8 million compared to $83.0 million during the three months ended March 31, 2024. Net interest margin totaled 3.73% for the three months ended March 31, 2025, an increase of 5 basis points from the same quarter in 2024. The primary drivers behind the change in net interest margin was related to a slight improvement in yield on both interest-earnings assets and interest-bearing liabilities. The accretion of discounts from acquired loans added 12 basis points and 8 basis points to loan yields during the quarters ended March 31, 2025 and March 31, 2024, respectively. The cost of interest-bearing deposits increased by 23 basis points between the quarter ended March 31, 2025, and the same quarter of the prior year. In addition, the average balance of noninterest-bearing deposits decreased by $132.0 million from the three-month average for the period ended March 31, 2024 amidst a continued migration of customer funds to interest-bearing products.

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

	Three months ended March 31, 2025 compared with three months ended March 31, 2024
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$(138)	$(969)	$(1,107)
Investment securities	(2,038)	(82)	(2,120)
Cash at Federal Reserve and other banks	2,500	(623)	1,877
Total interest-earning assets	324	(1,674)	(1,350)
Increase (decrease) in interest expense:
Interest-bearing demand deposits	347	927	1,274
Savings deposits	324	974	1,298
Time deposits	2,939	(175)	2,764
Other borrowings	(6,283)	(126)	(6,409)
Junior subordinated debt	2	(75)	(73)
Total interest-bearing liabilities	(2,671)	1,525	(1,146)
Decrease in net interest income	$2,995	$(3,199)	$(204)

The following commentary regarding net interest income, interest income and interest expense may be best understood while referencing the Summary of Average Balances, Yields/Rates and Interest Differential and the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid shown above.
Net interest income (FTE) during the three months ended March 31, 2025 decreased $0.2 million to $82.8 million compared to $83.0 million during the three months ended March 31, 2024. The modest decrease in net interest income (FTE) was due largely to a shift in deposit mix, resulting in a more significant percentage of interest-bearing deposits, which more than offset the benefit on expense from lower interest rates.

Asset Quality and Credit Loss Provisioning
During the three months ended March 31, 2025, the Company recorded a provision for credit losses of $3.7 million, as compared to $1.7 million during the trailing quarter, and $4.3 million during the first quarter of 2024.

	Three months ended
(dollars in thousands)	March 31, 2025	March 31, 2024
Addition to allowance for credit losses	$2,663	$4,015
Addition to reserve for unfunded loan commitments	1,065	290
Total provision for credit losses	$3,728	$4,305
The provision for credit losses on loans of $2.7 million recorded during the current quarter resulted from an increase of $4.9 million in net reserves on individually evaluated loans or loan relationships, which were offset by net recoveries ($0.3 million) and decreases in qualitative factors attributed to general improvement in observable economic indicators as compared to the trailing quarter.

	Three months ended March 31,
(dollars in thousands)	2025	2024
Balance, beginning of period	$125,366	$121,522
Provision for credit losses	2,663	4,015
Loans charged-off	(374)	(1,275)
Recoveries of previously charged-off loans	768	132
Balance, end of period	$128,423	$124,394
The allowance for credit losses (ACL) was $128.4 million or 1.88% of total loans as of March 31, 2025. The Company utilizes a forecast period of approximately eight quarters and obtains the forecast data from publicly available sources as of the balance sheet date. This forecast data continues to evolve and includes improving shifts in the magnitude of changes for both the unemployment and GDP factors leading up to the balance sheet date. Core inflation is slowing but prices remain elevated relative to wage increases, as reflected by higher living costs such as housing, energy and general services. Actions by the Federal Reserve to cut rates during 2024 and beyond may help improve this outlook overall, but the uncertainty associated with the extent and timing of these potential reductions has inhibited a material change to forecasted reserve levels. Furthermore, geopolitical risks remain elevated and appear to be getting worse, which may lead to further negative effects on domestic economic outcomes. As a result, management continues to believe that certain credit weaknesses are present in the overall economy and that it is appropriate to maintain a reserve level that incorporates such risk factors.
Loans past due 30 days or more increased by $12.0 million during the quarter ended March 31, 2025, to $44.8 million, as compared to $32.7 million at December 31, 2024. The majority of loans identified as past due are well-secured by collateral, and approximately $27.8 million is less than 90 days delinquent. Non-performing loans were $54.9 million at March 31, 2025, an increase of $10.8 million from $44.1 million as of December 31, 2024, and an increase of $20.6 million from $34.2 million as of March 31, 2024. Management continues to proactively work with these borrowers to identify actionable and appropriate resolution strategies which are customary for the industries. Of the $54.9 million loans designated as non-performing as of March 31, 2025, approximately $19.0 million are current or less than 30 days past due with respect to payments required under their existing loan agreements.

(dollars in thousands)	March 31, 2025	% of Loans Outstanding	December 31, 2024	% of Loans Outstanding	March 31, 2024	% of Loans Outstanding
Risk Rating:
Pass	$6,582,345	96.5%	$6,539,560	96.6%	$6,616,294	97.3%
Special Mention	106,243	1.6%	110,935	1.6%	108,073	1.6%
Substandard	132,186	1.9%	118,028	1.7%	76,328	1.1%
Total	$6,820,774		$6,768,523		$6,800,695

Classified loans to total loans	1.94%		1.74%		1.12%
Loans past due 30+ days to total loans	0.66%		0.48%		0.24%
The ratio of classified loans to total loans of 1.94% as of March 31, 2025, increased 20 basis points from December 31, 2024, and increased 82 basis points from the comparative quarter ended 2024. The change in criticized loans outstanding as compared to the trailing quarter totaled $9.5 million. The Company's combined criticized loan balances totaled $238.4 million as of March 31, 2025, an increase of $54.0 million from March 31, 2024. Loans with the risk grade classification substandard increased by $14.2 million over the trailing quarter without any material changes in the mix of underlying collateral type.
Management continues to proactively assess the repayment capacity of borrowers that will be subject to rate resets in the near term. To date this analysis as well as management's observations of loans that have experienced a rate reset, have resulted in an insignificant need to provide concessions to borrowers.
As of March 31, 2025, other real estate owned consisted of 9 properties with a carrying value of approximately $2.7 million, compared to 10 properties with a carrying value of approximately $2.8 million as of December 31, 2024. Non-performing assets of $57.5 million at March 31, 2025, represented 0.59% of total assets, a change from the $46.9 million or 0.48% and $36.7 million or 0.37% as of December 31, 2024 and March 31, 2024, respectively.

Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended March 31,
(in thousands)	2025	2024	$ Change	% Change
ATM and interchange fees	$6,106	$6,169	$(63)	(1.0)%
Service charges on deposit accounts	4,914	4,663	251	5.4%
Other service fees	1,359	1,366	(7)	(0.5)%
Mortgage banking service fees	439	428	11	2.6%
Change in value of mortgage servicing rights	(140)	11	(151)	(1,372.7)%
Total service charges and fees	12,678	12,637	41	0.3%
Increase in cash value of life insurance	820	803	17	2.1%
Asset management and commission income	1,488	1,128	360	31.9%
Gain on sale of loans	344	261	83	31.8%
Lease brokerage income	66	161	(95)	(59.0)%
Sale of customer checks	345	312	33	10.6%
(Loss) gain on sale or exchange of investment securities	(1,146)	—	(1,146)	n/m
(Loss) gain on marketable equity securities	39	(28)	67	(239.3)%
Other	1,439	497	942	189.5%
Total other non-interest income	3,395	3,134	261	8.3%
Total non-interest income	$16,073	$15,771	$302	1.9%
Non-interest income increased $0.3 million or 1.9% to $16.1 million during the three months ended March 31, 2025, compared to $15.8 million during the comparative quarter ended March 31, 2024. The Company incurred $1.1 million in losses related to the sale of investment securities during the quarter on proceeds totaling $30.0 million, offset by excess cash flows from death benefit proceeds of $1.2 million recorded within other income. Elevated activity and volumes of assets under management drove an increase in asset management and commission income totaling $0.4 million or 31.9%.

Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated:

	Three months ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Base salaries, net of deferred loan origination costs	$25,401	$24,020	$1,381	5.7%
Incentive compensation	4,038	3,257	781	24.0%
Benefits and other compensation costs	7,416	7,027	389	5.5%
Total salaries and benefits expense	36,855	34,304	2,551	7.4%
Occupancy	4,077	3,951	126	3.2%
Data processing and software	5,058	5,107	(49)	(1.0)%
Equipment	1,284	1,356	(72)	(5.3)%
Intangible amortization	514	1,030	(516)	(50.1)%
Advertising	1,204	762	442	58.0%
ATM and POS network charges	1,851	1,661	190	11.4%
Professional fees	1,518	1,340	178	13.3%
Telecommunications	488	511	(23)	(4.5)%
Regulatory assessments and insurance	1,283	1,251	32	2.6%
Postage	320	308	12	3.9%
Operational losses	424	352	72	20.5%
Courier service	488	480	8	1.7%
(Gain) loss on sale or acquisition of foreclosed assets	(3)	(38)	35	(92.1)%
(Gain) loss on disposal of fixed assets	85	5	80	1,600.0%
Other miscellaneous expense	4,139	4,124	15	0.4%
Total other non-interest expense	22,730	22,200	530	2.4%
Total non-interest expense	$59,585	$56,504	$3,081	5.5%
Average full time equivalent staff	1,194	1,188	6	0.5%
Total non-interest expense increased $3.1 million or 5.5% to $59.6 million during the three months ended March 31, 2025, as compared to $56.5 million for the quarter ended March 31, 2024. Total salaries and benefits expense increased by $2.6 million or 7.4%, reflecting the increase of $1.4 million in salaries, largely the result of routine merit increases and more recently strategic hiring focused on loan and deposit production; incentive compensation costs also increased by $0.8 million, reflecting elevated levels of production in both loans and deposits during the first quarter of 2025, as compared to 2024.

Income Taxes
The Company’s effective tax rate was 25.3% for the quarter ended March 31, 2025, as compared to 25.9% for the year ended December 31, 2024. Differences between the Company's effective tax rate and applicable federal and state blended statutory rate of approximately 29.6% are due to the proportion of non-taxable revenues, non-deductible expenses, and benefits from tax credits as compared to the levels of pre-tax earnings.
Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. The following is a comparison of the quarterly change in certain assets and liabilities:

Ending balances	March 31, 2025	December 31, 2024		Annualized % Change
(dollars in thousands)			$ Change
Total assets	$9,819,599	$9,673,728	$145,871	6.0%
Total loans	6,820,774	6,768,523	52,251	3.1
Total investments	1,979,116	2,036,610	(57,494)	(11.3)
Total deposits	8,205,332	8,087,576	117,756	5.8
Total other borrowings	91,706	89,610	2,096	9.4

Loans outstanding increased by $52.3 million or 3.1% on an annualized basis during the quarter ended March 31, 2025. During the quarter, loan originations/draws totaled approximately $357.5 million while payoffs/repayments of loans totaled $321.3 million, which compares to originations/draws and payoffs/repayments during the trailing quarter ended of $487.9 million and $408.5 million, respectively. Origination volume was slightly elevated relative to the comparative period in 2024, despite elevated interest rates and volatility in the economic outlook of potential borrowers. The activity within loan payoffs/repayments remains spread amongst numerous borrowers, regions and loan types.
Investment security balances decreased $57.5 million or 11.3% on an annualized basis during the quarter as a result of net prepayments/maturities of $71.7 million and sales of $30.0 million, and offset by net increases in the market value of securities of $31.4 million and purchases of $14.4 million. Investment security purchases were comprised of fixed rate agency mortgage backed securities. While management intends to primarily utilize cash flows from the investment security portfolio and organic deposit growth to support loan growth, excess liquidity will be utilized for purchases of investment securities to support net interest income growth and net interest margin expansion.

Deposit balances increased by $117.8 million or 5.8% annualized during the period, primarily due to increases in savings deposit accounts.
The following is a comparison of the year over year change in certain assets and liabilities:

Ending balances	As of March 31,			% Change
(dollars in thousands)	2025	2024	$ Change
Total assets	$9,819,599	$9,813,767	$5,832	0.1%
Total loans	6,820,774	6,800,695	20,079	0.3
Total investments	1,979,116	2,221,555	(242,439)	(10.9)
Total deposits	8,205,332	7,987,658	217,674	2.7
Total other borrowings	91,706	392,409	(300,703)	(76.6)
Investment Securities
The following table presents the available for sale debt securities portfolio by major type as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$1,094,490	59.1%	$1,094,185	57.4%
Obligations of states and political subdivisions	213,199	11.5%	220,744	11.6%
Corporate bonds	5,981	0.3%	5,837	0.3%
Asset backed securities	284,510	15.3%	314,263	16.5%
Non-agency mortgage backed	254,170	13.7%	269,856	14.2%
Total debt securities available for sale	$1,852,350	99.9%	$1,904,885	100.0%

	March 31, 2025		December 31, 2024
(in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$104,146	97.5%	$109,155	97.6%
Obligations of states and political subdivisions	2,722	2.5%	2,711	2.4%
Total debt securities held to maturity	$106,868	100.0%	$111,866	100.0%
Investment securities held to maturity decreased $5.0 million to $106.9 million as of March 31, 2025, as compared to December 31, 2024. This decrease is attributable to calls and principal repayments of $4.9 million, and amortization of net purchase premiums of $0.1 million.
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
The following table shows the Company’s loan balances, net of deferred loan costs and discounts, as of the dates indicated:

(in thousands)	March 31, 2025		December 31, 2024
Commercial real estate	$4,634,446	67.9%	$4,577,632	67.6%
Consumer	1,279,878	18.8%	1,281,059	18.9%
Commercial and industrial	457,189	6.7%	471,271	7.0%
Construction	298,319	4.4%	279,933	4.1%
Agriculture production	144,588	2.1%	151,822	2.3%
Leases	6,354	0.1%	6,806	0.1%
Total loans	$6,820,774	100.0%	$6,768,523	100.0%

Nonperforming Assets
The following tables set forth the amount of the Company’s NPAs as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(in thousands)	March 31, 2025	December 31, 2024
Performing nonaccrual loans	$27,778	$19,543
Nonperforming nonaccrual loans	26,932	24,493
Total nonaccrual loans	54,710	44,036
Loans 90 days past due and still accruing	144	60
Total nonperforming loans	54,854	44,096
Foreclosed assets	2,685	2,786
Total nonperforming assets	$57,539	$46,882
Nonperforming assets to total assets	0.59%	0.48%
Nonperforming loans to total loans	0.80%	0.65%
Allowance for credit losses to nonperforming loans	234%	284%

Changes in nonperforming assets during the three months ended March 31, 2025

(in thousands)	Balance at December 31, 2024	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at March 31, 2025
Commercial real estate:
CRE non-owner occupied	$3,017	—	(13)	—	—	$3,004
CRE owner occupied	3,874	1,619	(154)	—	—	5,339
Multifamily	480	—	(13)	—	—	467
Farmland	16,195	5,485	(208)	—	—	21,472
Total commercial real estate loans	23,566	7,104	(388)	—	—	30,282
Consumer
SFR 1-4 1st DT liens	5,979	306	(418)	—	—	5,867
SFR HELOCs and junior liens	3,868	1,169	(329)	—	—	4,708
Other	204	66	(7)	(1)	—	262
Total consumer loans	10,051	1,541	(754)	(1)	—	10,837
Commercial and industrial	9,765	808	(96)	(257)	—	10,220
Construction	57	—	(3)	—	—	54
Agriculture production	657	3,001	(197)	—	—	3,461
Leases	—	—	—	—	—	—
Total nonperforming loans	44,096	12,454	(1,438)	(258)	—	54,854
Foreclosed assets	2,786	—	(101)	—	—	2,685
Total nonperforming assets	$46,882	12,454	(1,539)	(258)	—	$57,539
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the three months ended March 31, 2025 by $10.7 million or 22.7% to $57.5 million compared to $46.9 million at December 31, 2024. The increase in nonperforming assets during the first quarter of 2025 was primarily the result of nonperforming loan additions totaling $12.5 million, partially offset by pay-downs and upgrades, which totaled $1.4 million during the quarter, as well as $0.3 million in charge-offs. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the loan loss reserves associated with these loans is sufficient as of March 31, 2025.

(in thousands)	Balance at December 31, 2024	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at March 31, 2025
(1) The table above does not include deposit overdraft charge-offs.
Loan charge-offs during the three months ended March 31, 2025
In the first quarter of 2025, the Company recorded $0.2 million in loan charge-offs and $0.1 million in deposit overdraft charge-offs less $0.7 million in loan recoveries and $0.07 million in deposit overdraft recoveries, which collectively resulted in $0.4 million in net charge-offs.

The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses for loans as of the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Allowance for credit losses:
Qualitative and forecast factor allowance	$33,613	$86,833	$88,526
Loss model allowance reserves	85,307	33,908	34,385
Allowance for individually evaluated loans	9,503	4,625	1,483
Total allowance for credit losses	$128,423	$125,366	$124,394
Allowance for credit losses for loans / total loans	1.88%	1.85%	1.83%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. Effective January 1, 2025, the Company revised its methodology for determining the allowance for credit losses. For additional information on the current ACL methodology, see "Allowance for Credit Losses - Loans" within footnote 1 of the Company's 10-Q/10-K. While the effects from this change on total ACL reserves was insignificant, the allocation of reserves between quantitative and qualitative did shift materially, as reflected within the table above. Based on the current conditions of the loan portfolio, management believes that the $128.4 million allowance for loan losses at March 31, 2025 is adequate to absorb expected losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for credit losses on loans as of the dates indicated:

(in thousands)	March 31, 2025		December 31, 2024		March 31, 2024
Commercial real estate	$72,181	56.2%	$72,849	58.1%	$72,175	58.0%
Consumer	25,539	19.9%	27,463	21.9%	27,441	22.1%
Commercial and industrial	17,561	13.7%	14,397	11.5%	11,867	9.5%
Construction	10,346	8.1%	7,224	5.8%	9,162	7.4%
Agriculture production	2,768	2.1%	3,403	2.7%	3,708	3.0%
Leases	28	0.0%	30	0.0%	41	0.0%
Total allowance for credit losses	$128,423	100.0%	$125,366	100.0%	$124,394	100.0%
The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Commercial real estate	1.56%	1.59%	1.62%
Consumer	2.00%	2.14%	2.10%
Commercial and industrial	3.84%	3.05%	2.16%
Construction	3.47%	2.58%	2.63%
Agriculture production	1.91%	2.24%	2.55%
Leases	0.44%	0.44%	0.44%
Total loans	1.88%	1.85%	1.83%

The following table summarizes the activity in the allowance for credit losses for the periods indicated:

	Three months ended March 31,
(in thousands)	2025	2024
Allowance for credit losses:
Balance at beginning of period	$125,366	$121,522
Provision for credit losses	2,663	4,015
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—
CRE owner occupied	—	—
Multifamily	—	—
Farmland	—	—
Consumer:
SFR 1-4 1st DT liens	—	(26)
SFR HELOCs and junior liens	—	(32)
Other	(117)	(250)
Commercial and industrial	(257)	(130)
Construction	—	—
Agriculture production	—	(837)
Leases	—	—
Total loans charged-off	(374)	(1,275)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	—	—
CRE owner occupied	—	—
Multifamily	—	—
Farmland	—	—
Consumer:
SFR 1-4 1st DT liens	—	—
SFR HELOCs and junior liens	12	49
Other	37	40
Commercial and industrial	106	22
Construction	—	—
Agriculture production	613	21
Leases	—	—
Total recoveries of previously charged-off loans	768	132
Net charge-offs	394	(1,143)
Balance at end of period	$128,423	$124,394
Average total loans	$6,776,188	$6,785,840
Ratios (annualized):
Net (charge-offs) recoveries during period to average loans outstanding during period	0.02%	(0.07)%
Provision for credit losses to average loans outstanding during period	0.16%	0.24%

Foreclosed Assets, Net of Allowance for Losses
The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses, for the three months ended March 31, 2025:

(in thousands)	Balance at December 31, 2024	Sales	Valuation Adjustments	Transfers from Loans	Balance at March 31, 2025
Land & construction	$204	$—	$—	$—	$204
Residential real estate	1,683	(101)	—	—	1,582
Commercial real estate	899	—	—	—	899
Total foreclosed assets	$2,786	$(101)	$—	$—	$2,685
Deposits
During the three months ended March 31, 2025, the Company’s deposits increased by $117.8 million to $8.2 billion at quarter end. There were no brokered deposits included in the deposit balances as of March 31, 2025 and December 31, 2024. Estimated uninsured deposits totaled $2.6 billion and $2.5 billion as of March 31, 2025 and December 31, 2024, respectively.
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
During the three months ended March 31, 2025, the Company repurchased 89,654 and 99,332 shares with market values of $3.7 million and $3.4 million, respectively. In addition, the Company’s Tier 1 common equity and tangible capital ratios increased to 13.3% and 9.9%, respectively as of March 31, 2025, compared to 13.2% and 9.7%, respectively, as of December 31, 2024.
Total shareholders' equity increased by $34.6 million during the quarter ended March 31, 2025, as net income of $26.4 million and a $22.1 million decrease in accumulated other comprehensive losses were partially offset by $10.9 million in cash dividends on common stock and $4.1 million in share repurchase activity. As a result, the Company’s book value increased to $38.17 per share at March 31, 2025, compared to $37.03 at December 31, 2024. The Company’s tangible book value per share, a non-GAAP measure, calculated by subtracting goodwill and other intangible assets from total shareholders’ equity and dividing that sum by total shares outstanding, was $28.73 per share at March 31, 2025, as compared to $27.60 at December 31, 2024. Changes in the fair value of available-for-sale investment securities, net of deferred taxes, continue to create moderate levels of volatility in tangible book value per share.
The following is a comparison of various capital ratios for the current period with the trailing quarter and applicable minimum regulatory requirements.

	March 31, 2025		December 31, 2024
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total risk based capital	15.8%	10.5%	15.2%	10.5%
Tier I capital	14.1%	8.5%	13.4%	8.5%
Common equity Tier 1 capital	13.3%	7.0%	12.7%	7.0%
Leverage	11.7%	4.0%	11.2%	4.0%
See Note 10 and Note 16 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

As of March 31, 2025, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depository shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with current and prospective covenants in credit agreements.

Liquidity
The Company's primary sources of liquidity include the following for the periods indicated:

(dollars in thousands)	March 31, 2025	December 31, 2024
Borrowing capacity at correspondent banks and FRB	$2,867,233	$2,882,859
Less: borrowings outstanding	(75,000)	(367,000)
Unpledged available-for-sale investment securities	1,029,649	1,435,990
Cash held or in transit with FRB	261,254	41,541
Total primary liquidity	$4,083,136	$3,993,390
At March 31, 2025, the Company's primary sources of liquidity represented 50% of total deposits and 156% of estimated total uninsured (excluding collateralized municipal deposits and intercompany balances) deposits, respectively. As secondary sources of liquidity, the Company's held-to-maturity investment securities had a fair value of $101.0 million, including approximately $5.9 million in net unrealized losses.
The Company’s profitability during the first three months of 2024 generated cash flows from operations of $24.5 million compared to $25.1 million during the first three months of 2024. Net cash from investing activities was $33.9 million for the three months ended March 31, 2025, compared to net cash from investing activities of $60.0 million during the three months ending 2024. Financing activities provided $104.9 million during the three months ended March 31, 2025, compared to using $100.9 million during the three months ended March 31, 2024.
The changes in contractual obligations of the Company and Bank, to include but not limited to term subordinated debt, operating leases, deferred compensation and supplemental retirement plans as well as off-balance sheet commitments such as unfunded loans and letters of credit, are consistent with similar balances or totals as of December 31, 2024.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments, which have historically included dividends to shareholders, scheduled debt service payments, and general operations. Shareholder dividends are expected to continue subject to the Board’s discretion and management's continuing evaluation of capital levels, earnings, asset quality and other factors. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to cover the Company's cash flow needs. However, the Company and its ability to generate liquidity through either the issuance of stock or debt, also serves as a potential source of strength for the Bank. Dividends paid by the Company to holders of its common stock used $10.9 million and $11.0 million of cash during the three months ended March 31, 2025 and 2024, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

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

	Three months ended
(dollars in thousands)	March 31, 2025	March 31, 2024
Net interest margin
Acquired loans discount accretion, net:
Amount (included in interest income)	$1,995	$1,332
Effect on average loan yield	0.12%	0.08%
Effect on net interest margin (FTE)	0.09%	0.06%
Net interest margin (FTE)	3.73%	3.68%
Net interest margin less effect of acquired loan discount accretion (Non-GAAP)	3.64%	3.62%

	Three months ended
(dollars in thousands)	March 31, 2025	March 31, 2024
Pre-tax pre-provision return on average assets or equity
Net income (GAAP)	$26,363	$27,749
Exclude provision for income taxes	8,939	9,949
Exclude provision for credit losses	3,728	4,305
Net income before income tax and provision expense (Non-GAAP)	$39,030	$42,003

Average assets (GAAP)	$9,808,216	$9,855,797
Average equity (GAAP)	$1,251,994	$1,174,592

Return on average assets (GAAP) (annualized)	1.09%	1.13%
Pre-tax pre-provision return on average assets (Non-GAAP) (annualized)	1.61%	1.71%
Return on average equity (GAAP) (annualized)	8.54%	9.50%
Pre-tax pre-provision return on average equity (Non-GAAP) (annualized)	12.64%	14.38%

	Three months ended
(dollars in thousands)	March 31, 2025	March 31, 2024
Return on tangible common equity
Average total shareholders' equity	$1,251,994	$1,174,592
Exclude average goodwill	304,442	304,442
Exclude average other intangibles	6,234	10,037
Average tangible common equity (Non-GAAP)	$941,318	$860,113

Net income (GAAP)	$26,363	$27,749
Exclude amortization of intangible assets, net of tax effect	362	725
Tangible net income available to common shareholders (Non-GAAP)	$26,725	$28,474

Return on average equity (GAAP) (annualized)	8.54%	9.50%
Return on average tangible common equity (Non-GAAP)	11.51%	13.31%

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Tangible shareholders' equity to tangible assets
Shareholders' equity (GAAP)	$1,255,519	$1,220,907
Exclude goodwill and other intangible assets, net	310,360	310,874
Tangible shareholders' equity (Non-GAAP)	$945,159	$910,033

Total assets (GAAP)	$9,819,599	$9,673,728
Exclude goodwill and other intangible assets, net	310,360	310,874
Total tangible assets (Non-GAAP)	$9,509,239	$9,362,854

Shareholders' equity to total assets (GAAP)	12.79%	12.62%
Tangible shareholders' equity to tangible assets (Non-GAAP)	9.94%	9.72%

	As of
(dollars in thousands)	March 31, 2025	December 31, 2024
Tangible common shareholders' equity per share
Tangible shareholders' equity (Non-GAAP)	$945,159	$910,033

Common shares outstanding at end of period	32,892,488	32,970,425

Common shareholders' equity (book value) per share (GAAP)	$38.17	$37.03
Tangible common shareholders' equity (tangible book value) per share (Non-GAAP)	$28.73	$27.60

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates as well as the mix shift of interest earning assets and interest bearing liabilities occurring subsequent to December 31, 2024, the following update of the Company’s assessment of market risk as of March 31, 2025 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2024.
As of March 31, 2025, the Company's loan portfolio consisted of approximately $6.8 billion in outstanding principal with a weighted average coupon rate of 5.50%. During the three-month periods ending March 31, 2025, December 31, 2024, and March 31, 2024, the weighted average coupon on loan production in the quarter was 6.96%, 6.94% and 7.78%, respectively. Included in the March 31, 2025 total loans balance are adjustable rate loans totaling $4.3 billion, of which, $0.9 billion are considered floating based on the Wall Street Prime index. In addition, the Company holds certain investment securities with fair values totaling $302.5 million which are subject to repricing on not less than a quarterly basis.
Management funds the acquisition of nearly all of its earning assets through its core deposit gathering activities. As of March 31, 2025, non-interest bearing deposits represented 30.9% of total deposits. Further, during the quarter ended March 31, 2025, the cost of interest bearing deposits were 2.06% and the cost of total deposits were 1.43%. With the intent of increasing net interest income, management intends to continue to deploy its excess liquidity and/or seek to migrate certain earning assets into higher yielding categories. However, in situations where deposit balances contract, management may rely upon various borrowing facilities or utilize brokered deposits. Through the first quarter of 2025 and during the entire 2024 year, management did not utilize any brokered deposits. Management did however utilize borrowing lines from the FHLB, both overnight and term structured up to 12 months, due to expectations that such borrowings maybe needed through the remainder of the year and into 2026 to support earning asset strategies.
As of March 31, 2025 the overnight Federal funds effective rate, the rate primarily used in these interest rate shock scenarios, was 4.33%. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve month period utilizing a interest sensitivity (GAP) analysis based on the Company's specific mix of interest earning assets and interest bearing liabilities as of March 31, 2025.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+300 (shock)	(7.2)%	(4.6)%
+200 (shock)	(4.8)%	(2.9)%
+100 (shock)	(2.3)%	(0.6)%
+ 0 (flat)	—	—
-100 (shock)	0.1%	(3.1)%
-200 (shock)	0.5%	(9.9)%
-300 (shock)	1.3%	(19.6)%

Item 4.    Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.
During the three months ended March 31, 2025, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
Item 1A — Risk Factors

In evaluating an investment in the Company's common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025, and in the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the periods indicated:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs at period end (2)
January 1-31, 2025	—	$—	—	830,523
February 1-28, 2025	—	—	—	830,523
March 1-31, 2025	99,776	41.20	89,654	740,869
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

Item 5 — Other Information

Rule 10b5-1 Trading Arrangements

(a) During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in item 408 of Regulation S-K) for the purchase or sale of the Company's common stock.

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

TRICO BANCSHARES
(Registrant)

Date: May 9, 2025	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)