Form 10-Q
period 2025-06-30
TRICO BANCSHARES /
filed 2025-08-11
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: June 30, 2025

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
Common stock, no par value: 32,558,976 shares outstanding as of August 8, 2025.

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	June 30, 2025	December 31, 2024
Assets:
Cash and due from banks	$130,147	$85,409
Cash at Federal Reserve and other banks	184,121	59,547
Cash and cash equivalents	314,268	144,956
Investment securities:
Marketable equity securities	2,656	2,609
Available for sale debt securities, at fair value (amortized cost of $2,004,864 and $2,138,533)	1,815,376	1,904,885
Held to maturity debt securities, at amortized cost, net of allowance for credit losses of $0	101,672	111,866
Restricted equity securities	17,250	17,250
Loans held for sale	1,577	709
Loans	6,958,993	6,768,523
Allowance for credit losses	(124,455)	(125,366)
Total loans, net	6,834,538	6,643,157
Premises and equipment, net	70,092	70,287
Cash value of life insurance	135,520	140,149
Accrued interest receivable	32,534	34,810
Goodwill	304,442	304,442
Other intangible assets, net	5,435	6,432
Operating leases, right-of-use	22,158	23,529
Other assets	266,465	268,647
Total assets	$9,923,983	$9,673,728
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,559,788	$2,548,613
Interest-bearing	5,816,021	5,538,963
Total deposits	8,375,809	8,087,576
Accrued interest payable	10,172	11,501
Operating lease liability	23,965	25,437
Other liabilities	128,162	137,506
Other borrowings	17,788	89,610
Junior subordinated debt	101,264	101,191
Total liabilities	8,657,160	8,452,821
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, no par value: 50,000,000 shares authorized; 32,550,264 and 32,970,425 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	685,489	693,462
Retained earnings	702,690	679,907
Accumulated other comprehensive loss, net of tax	(121,356)	(152,462)
Total shareholders’ equity	1,266,823	1,220,907
Total liabilities and shareholders’ equity	$9,923,983	$9,673,728
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest and dividend income:
Loans, including fees	$98,695	$98,229	$194,073	$194,713
Investments:
Taxable securities	14,548	16,617	29,921	34,066
Tax exempt securities	879	915	1,763	1,832
Dividends	373	387	752	767
Interest bearing cash at Federal Reserve and other banks	1,866	884	3,929	1,071
Total interest and dividend income	116,361	117,032	230,438	232,449
Interest expense:
Deposits	28,038	29,021	56,903	52,550
Other borrowings	92	4,118	1,061	11,496
Junior subordinated debt	1,712	1,896	3,413	3,670
Total interest expense	29,842	35,035	61,377	67,716
Net interest income	86,519	81,997	169,061	164,733
Provision for credit losses	4,665	405	8,393	4,710
Net interest income after credit loss provision	81,854	81,592	160,668	160,023
Non-interest income:
Service charges and fees	13,650	12,796	26,328	25,433
Gain on sale of loans	503	388	847	649
Gain (Loss) on sale or exchange of investment securities	4	(45)	(1,142)	(45)
Asset management and commission income	1,635	1,359	3,123	2,487
Increase in cash value of life insurance	842	831	1,662	1,634
Other	456	537	2,345	1,479
Total non-interest income	17,090	15,866	33,163	31,637
Non-interest expense:
Salaries and related benefits	38,286	35,401	75,141	69,705
Other	22,845	22,938	45,575	45,138
Total non-interest expense	61,131	58,339	120,716	114,843
Income before provision for income taxes	37,813	39,119	73,115	76,817
Provision for income taxes	10,271	10,085	19,210	20,034
Net income	$27,542	$29,034	$53,905	$56,783
Per share data:
Basic earnings per share	$0.84	$0.88	$1.64	$1.71
Diluted earnings per share	$0.84	$0.87	$1.63	$1.70
Dividends per share	$0.33	$0.33	$0.66	$0.66
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$27,542	$29,034	$53,905	$56,783
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities arising during the period	9,008	2,852	31,106	(8,346)
Change in minimum pension liability	—	—	—	—
Change in joint beneficiary agreements	—	—	—	—
Other comprehensive income (loss)	9,008	2,852	31,106	(8,346)
Comprehensive income	$36,550	$31,886	$85,011	$48,437

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at April 1, 2024	33,168,770	$696,464	$630,954	$(164,367)	$1,163,051
Net income			29,034		29,034
Other comprehensive income (loss)				2,852	2,852
RSU vesting		851			851
PSU vesting		344			344
RSUs released	63,811				—
PSUs released	32,248				—
Repurchase of common stock	(275,502)	(5,781)	(4,396)		(10,177)
Dividends paid ($0.33 per share)			(10,905)		(10,905)
Three months ended June 30, 2024	32,989,327	$691,878	$644,687	$(161,515)	$1,175,050

Balance at April 1, 2025	32,892,488	$692,500	$693,383	$(130,364)	$1,255,519
Net income			27,542		27,542
Other comprehensive income (loss)				9,008	9,008
RSU vesting		883			883
PSU vesting		353			353
RSUs released	49,296				—
Repurchase of common stock	(391,520)	(8,247)	(7,466)		(15,713)
Dividends paid ($0.33 per share)			(10,769)		(10,769)
Three months ended June 30, 2025	32,550,264	$685,489	$702,690	$(121,356)	$1,266,823

Balance at January 1, 2024	33,268,102	$697,349	$615,502	$(153,169)	$1,159,682
Net income			56,783		56,783
Other comprehensive income (loss)				(8,346)	(8,346)
RSU vesting		1,619			1,619
PSU vesting		775			775
RSUs released	63,811				—
PSUs released	32,248				—
Repurchase of common stock	(374,834)	(7,865)	(5,720)		(13,585)
Dividends paid ($0.66 per share)			(21,878)		(21,878)
Six months ended June 30, 2024	32,989,327	691,878	644,687	(161,515)	1,175,050

Balance at January 1, 2025	32,970,425	$693,462	$679,907	$(152,462)	$1,220,907
Net income			53,905		53,905
Other comprehensive income (loss)				31,106	31,106
RSU vesting		1,680			1,680
PSU vesting		695			695
RSUs released	71,135				—
Repurchase of common stock	(491,296)	(10,348)	(9,474)		(19,822)
Dividends paid ($0.66 per share)			(21,648)		(21,648)
Six months ended June 30, 2025	32,550,264	$685,489	$702,690	$(121,356)	$1,266,823

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the six months ended June 30,
	2025	2024
Operating activities:
Net income	$53,905	$56,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	3,104	3,000
Amortization of intangible assets	997	2,060
Provision for credit losses	8,393	4,710
Amortization of investment securities premium, net	919	271
Loss on sale of investment securities	1,142	45
Originations of loans for resale	(38,334)	(25,245)
Proceeds from sale of loans originated for resale	37,984	25,682
Gain on sale of loans	(847)	(649)
Change in fair market value of mortgage servicing rights	192	136
Provision for losses on foreclosed assets	3	262
Gain on transfer of loans to foreclosed assets	—	(38)
Change in the market value of foreclosed assets	(3)	—
Operating lease expense payments	(2,996)	(3,147)
Loss on disposal of fixed assets	90	6
Increase in cash value of life insurance	(1,662)	(1,634)
Gain on life insurance death benefit	(1,207)	—
(Gain) loss on marketable and trading equity securities	(47)	149
Equity compensation vesting expense	2,375	2,394
Change in:
Interest receivable	2,276	1,241
Interest payable	(1,329)	3,573
Amortization of operating lease ROUA	2,895	3,028
Other assets and liabilities, net	(14,100)	(15,737)
Net cash from operating activities	53,750	56,890
Investing activities:
Proceeds from maturities of securities available for sale	125,572	221,664
Proceeds from maturities of securities held to maturity	10,107	10,713
Proceeds from sale and calls of available for sale securities	30,743	28,570
Purchases of securities available for sale	(24,620)	(53,468)
Loan origination and principal collections, net	(198,569)	49,578
Proceeds from sale of other real estate owned	103	—
Purchases of premises and equipment	(2,715)	(2,010)
Net cash from (used by) investing activities	(59,379)	255,047
Financing activities:
Net change in deposits	288,233	216,192
Net change in other borrowings	(71,822)	(384,809)
Repurchase of common stock	(19,822)	(13,585)
Dividends paid	(21,648)	(21,878)
Net cash from (used by) financing activities	174,941	(204,080)
Net change in cash and cash equivalents	169,312	107,857
Cash and cash equivalents, beginning of period	144,956	98,701
Cash and cash equivalents, end of period	$314,268	$206,558

See accompanying notes to unaudited condensed consolidated financial statements.

Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$44,160	$(11,848)
Market value of shares tendered in-lieu of cash to pay for exercise of equity and/or related taxes	907	1,102
Obligations incurred in conjunction with leased assets	1,006	1,426
Life insurance receivable	7,414	—
Loans transferred to foreclosed assets	—	12
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$62,706	$64,143
Cash paid for income taxes	19,600	21,200

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
Segment and Significant Group Concentration of Credit Risk
The Company grants agribusiness, commercial, consumer, and residential loans to customers located throughout California. The Company has a diversified loan portfolio within the business segments located in this geographical area. While our Chief Executive Officer, the chief operating decision-maker (CODM), may monitor the revenue streams of the various products and services, operations are managed, financial performance is evaluated, and decisions are generally made on a Company-wide basis. Discrete financial information is not available other than on a Company-wide basis. Accordingly, operations are considered by management to be aggregated in one reportable operating segment.
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
Allowance for Credit Losses - Securities
The Company measures expected credit losses on HTM debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on HTM debt securities was considered insignificant at June 30, 2025 and December 31, 2024 and is therefore excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized for any period reported.
The Company evaluates AFS debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the six month periods ended June 30, 2025 and 2024, respectively.
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
None

Note 2 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	June 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,221,272	$727	$(135,917)	$1,086,082
Obligations of states and political subdivisions	240,719	34	(28,182)	212,571
Corporate bonds	5,690	4	(191)	5,503
Asset backed securities	265,749	171	(2,241)	263,679
Non-agency collateralized mortgage obligations	271,434	174	(24,067)	247,541
Total debt securities available for sale	$2,004,864	$1,110	$(190,598)	$1,815,376
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$98,940	$3	$(4,646)	94,297
Obligations of states and political subdivisions	2,732	1	(57)	2,676
Total debt securities held to maturity	$101,672	$4	$(4,703)	$96,973

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,268,654	$16	$(174,485)	$1,094,185
Obligations of states and political subdivisions	249,627	66	(28,949)	220,744
Corporate bonds	6,182	—	(345)	5,837
Asset backed securities	314,814	687	(1,238)	314,263
Non-agency collateralized mortgage obligations	299,256	238	(29,638)	269,856
Total debt securities available for sale	$2,138,533	$1,007	$(234,655)	$1,904,885
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$109,155	$3	$(7,443)	$101,715
Obligations of states and political subdivisions	2,711	2	(79)	2,634
Total debt securities held to maturity	$111,866	$5	$(7,522)	$104,349
Proceeds from the sale of available for sale investment securities totaled $0.7 million and $28.6 million for the three months ended June 30, 2025 and 2024, respectively, and resulted in gross realized gains of $4.0 thousand and gross realized losses of $2.9 million during those respective periods. Proceeds from the sale of available for sale investment securities totaled $30.7 million and $28.6 million for the six months ended June 30, 2025 and 2024, respectively, resulting in gross realized losses of $1.1 million and $2.9 million, respectively.
Investment securities with an aggregate carrying value of $891.9 million and $716.0 million at June 30, 2025 and December 31, 2024, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at June 30, 2025 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2025, obligations of the U.S. government and agencies with a cost basis totaling $1.2 billion consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by the U.S. government and agencies is categorized based on final maturity date. At June 30, 2025, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.35 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.
As of June 30, 2025, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$6,846	$6,808	$1,168	$1,169
Due after one year through five years	54,833	53,091	2,334	2,282
Due after five years through ten years	163,284	152,467	97,202	92,601
Due after ten years	1,779,901	1,603,010	968	921
Totals	$2,004,864	$1,815,376	$101,672	$96,973
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of June 30, 2025, the Company has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance for credit losses related to investment securities as of June 30, 2025 or December 31, 2024.

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

June 30, 2025:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$12,636	$(54)	$992,579	$(135,863)	$1,005,215	$(135,917)
Obligations of states and political subdivisions	10,508	(401)	198,470	(27,781)	208,978	(28,182)
Corporate bonds	—	—	4,253	(191)	4,253	(191)
Asset backed securities	66,780	(340)	72,002	(1,901)	138,782	(2,241)
Non-agency collateralized mortgage obligations	—	—	215,877	(24,067)	215,877	(24,067)
Total debt securities available for sale	$89,924	$(795)	$1,483,181	$(189,803)	$1,573,105	$(190,598)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$94,137	$(4,646)	$94,137	$(4,646)
Obligations of states and political subdivisions	—	—	1,507	(57)	1,507	(57)
Total debt securities held to maturity	$—	$—	$95,644	$(4,703)	$95,644	$(4,703)

December 31, 2024:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$63,714	$(842)	$1,021,654	$(173,643)	$1,085,368	$(174,485)
Obligations of states and political subdivisions	7,457	(140)	208,063	(28,809)	215,520	(28,949)
Corporate bonds	1,229	(17)	4,608	(328)	5,837	(345)
Asset backed securities	44,707	(30)	75,734	(1,208)	120,441	(1,238)
Non-agency collateralized mortgage obligations	—	—	236,671	(29,638)	236,671	(29,638)
Total debt securities available for sale	$117,107	$(1,029)	$1,546,730	$(233,626)	$1,663,837	$(234,655)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$101,553	$(7,443)	$101,553	$(7,443)
Obligations of states and political subdivisions	—	—	1,485	(79)	1,485	(79)
Total debt securities held to maturity	$—	$—	$103,038	$(7,522)	$103,038	$(7,522)
Obligations of U.S. government agencies: The unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases and illiquidity. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of June 30, 2025. At June 30, 2025, 228 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of 11.34% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of June 30, 2025. At June 30, 2025, 153 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 11.83% from the Company’s amortized cost basis.
Corporate bonds: The unrealized losses on investments in corporate bonds were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of June 30, 2025. At June 30, 2025, 4 debt securities representing corporate bonds had unrealized losses with aggregate depreciation of 4.30% from the Company’s amortized cost basis.

Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors for these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through June 30, 2025 has not experienced any deterioration in credit rating. At June 30, 2025, 23 asset backed securities had unrealized losses with aggregate depreciation of 1.59% from the Company’s amortized cost basis. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of June 30, 2025.
Non-agency collateralized mortgage obligations: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of June 30, 2025. At June 30, 2025, 17 asset backed securities had unrealized losses with aggregate depreciation of 10.03% from the Company’s amortized cost basis.
The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	June 30, 2025		December 31, 2024
(in thousands)	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
Obligations of U.S. government agencies	$98,940	$—	$109,155	$—
Obligations of states and political subdivisions	2,732	—	2,711	—
Total debt securities held to maturity	$101,672	$—	$111,866	$—

Note 3 – Loans
A summary of loan balances at amortized cost are as follows:

(in thousands)	June 30, 2025	December 31, 2024
Commercial real estate:
CRE non-owner occupied	$2,438,949	$2,323,036
CRE owner occupied	997,205	961,415
Multifamily	1,030,052	1,028,035
Farmland	264,526	265,146
Total commercial real estate loans	4,730,732	4,577,632
Consumer:
SFR 1-4 1st DT liens	850,208	859,660
SFR HELOCs and junior liens	390,344	363,420
Other	48,139	57,979
Total consumer loans	1,288,691	1,281,059
Commercial and industrial	467,564	471,271
Construction	304,920	279,933
Agriculture production	161,457	151,822
Leases	5,629	6,806
Total loans, net of deferred loan fees and discounts	$6,958,993	$6,768,523
Total principal balance of loans owed, net of charge-offs	$6,991,115	$6,804,113
Unamortized net deferred loan fees	(15,054)	(15,283)
Discounts to principal balance of loans owed, net of charge-offs	(17,068)	(20,307)
Total loans, net of unamortized deferred loan fees and discounts	$6,958,993	$6,768,523
Allowance for credit losses on loans	$(124,455)	$(125,366)

Note 4 – Allowance for Credit Losses
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Three months ended June 30, 2025
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$39,670	$—	$—	$1,251	$40,921
CRE owner occupied	12,169	—	1	(592)	11,578
Multifamily	15,604	—	—	(507)	15,097
Farmland	4,737	—	—	2,151	6,888
Total commercial real estate loans	72,180	—	1	2,303	74,484
Consumer:
SFR 1-4 1st DT liens	10,995	—	—	140	11,135
SFR HELOCs and junior liens	11,650	—	4	367	12,021
Other	2,895	(200)	36	(569)	2,162
Total consumer loans	25,540	(200)	40	(62)	25,318
Commercial and industrial	17,561	(8,384)	60	787	10,024
Construction	10,346	—	—	649	10,995
Agriculture production	2,768	(11)	1	851	3,609
Leases	28	—	—	(3)	25
Allowance for credit losses on loans	128,423	(8,595)	102	4,525	124,455
Reserve for unfunded commitments	7,065	—	—	140	7,205
Total	$135,488	$(8,595)	$102	$4,665	$131,660

	Allowance for credit losses – Six months ended June 30, 2025
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$37,229	$—	$—	$3,692	$40,921
CRE owner occupied	15,747	—	1	(4,170)	11,578
Multifamily	15,913	—	—	(816)	15,097
Farmland	3,960	—	—	2,928	6,888
Total commercial real estate loans	72,849	—	1	1,634	74,484
Consumer:
SFR 1-4 1st DT liens	14,227	—	—	(3,092)	11,135
SFR HELOCs and junior liens	10,411	—	16	1,594	12,021
Other	2,825	(317)	73	(419)	2,162
Total consumer loans	27,463	(317)	89	(1,917)	25,318
Commercial and industrial	14,397	(8,641)	166	4,102	10,024
Construction	7,224	—	—	3,771	10,995
Agriculture production	3,403	(11)	614	(397)	3,609
Leases	30	—	—	(5)	25
Allowance for credit losses on loans	125,366	(8,969)	870	7,188	124,455
Reserve for unfunded commitments	6,000	—	—	1,205	7,205
Total	$131,366	$(8,969)	$870	$8,393	$131,660

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2025	2024	2023	2022	2021	Prior
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$134,117	$188,430	$179,403	$416,411	$273,727	$1,029,079	$170,755	$—	$2,391,922
Special Mention	—	—	10,581	11,697	3,697	3,303	769	—	30,047
Substandard	—	—	—	—	459	16,521	—	—	16,980
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$134,117	$188,430	$189,984	$428,108	$277,883	$1,048,903	$171,524	$—	$2,438,949
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$81,231	$81,017	$74,029	$184,347	$169,546	$331,432	$48,361	$—	$969,963
Special Mention	—	137	364	1,917	242	4,349	—	—	7,009
Substandard	—	1,423	237	5,968	5,482	7,025	98	—	20,233
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$81,231	$82,577	$74,630	$192,232	$175,270	$342,806	$48,459	$—	$997,205
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2025	2024	2023	2022	2021	Prior
Commercial real estate:
Multifamily risk ratings
Pass	$27,059	$69,743	$27,703	$172,501	$290,906	$396,828	$40,268	$—	$1,025,008
Special Mention	—	—	—	—	—	205	3,393	—	3,598
Substandard	—	—	—	460	—	986	—	—	1,446
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$27,059	$69,743	$27,703	$172,961	$290,906	$398,019	$43,661	$—	$1,030,052
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$6,179	$23,378	$18,416	$34,878	$20,129	$47,705	$32,942	$—	$183,627
Special Mention	390	—	—	2,051	3,237	3,863	2,743	—	12,284
Substandard	—	—	3,616	9,682	24,117	14,110	17,090	—	68,615
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$6,569	$23,378	$22,032	$46,611	$47,483	$65,678	$52,775	$—	$264,526
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$38,151	$55,570	$98,686	$165,908	$232,105	$241,674	$—	$4,937	$837,031
Special Mention	—	—	—	291	1,555	1,036	—	316	3,198
Substandard	—	—	232	131	4,158	4,753	—	705	9,979
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$38,151	$55,570	$98,918	$166,330	$237,818	$247,463	$—	$5,958	$850,208
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR HELOCs and junior liens risk ratings
Pass	$909	$—	$—	$—	$—	$60	$370,873	$5,663	$377,505
Special Mention	—	—	—	—	—	1	6,877	449	7,327
Substandard	—	—	—	—	—	—	5,115	397	5,512
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$909	$—	$—	$—	$—	$61	$382,865	$6,509	$390,344
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
Other risk ratings
Pass	$2,791	$6,242	$16,998	$4,864	$4,847	$9,946	$583	$—	$46,271
Special Mention	—	—	350	31	275	153	30	—	839
Substandard	6	66	247	292	145	271	2	—	1,029
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$2,797	$6,308	$17,595	$5,187	$5,267	$10,370	$615	$—	$48,139
Year-to-date gross charge-offs	$234	$59	$15	$—	$—	$4	$5	$—	$317

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2025	2024	2023	2022	2021	Prior
Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$30,259	$48,377	$45,473	$64,950	$44,046	$8,818	$213,219	$99	$455,241
Special Mention	81	308	879	1,539	525	9	2,776	—	6,117
Substandard	—	206	66	392	770	281	4,292	47	6,054
Doubtful/Loss	—	—	—	56	96	—	—	—	152
Total	$30,340	$48,891	$46,418	$66,937	$45,437	$9,108	$220,287	$146	$467,564
Year-to-date gross charge-offs	$198	$95	$—	$—	$—	$—	$8,348	$—	$8,641

Construction loans:
Construction risk ratings
Pass	$9,339	$63,699	$131,262	$71,438	$13,897	$13,371	$—	$—	$303,006
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	885	529	500	—	—	1,914
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$9,339	$63,699	$131,262	$72,323	$14,426	$13,871	$—	$—	$304,920
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$606	$907	$1,248	$1,797	$581	$6,696	$143,967	$—	$155,802
Special Mention	—	—	—	—	—	191	2,605	—	2,796
Substandard	—	—	—	93	292	33	2,441	—	2,859
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$606	$907	$1,248	$1,890	$873	$6,920	$149,013	$—	$161,457
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$11	$—	$—	$11

Leases:
Lease risk ratings
Pass	$5,629	$—	$—	$—	$—	$—	$—	$—	$5,629
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$5,629	$—	$—	$—	$—	$—	$—	$—	$5,629
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$336,270	$537,363	$593,218	$1,117,094	$1,049,784	$2,085,609	$1,020,968	$10,699	$6,751,005
Special Mention	471	445	12,174	17,526	9,531	13,110	19,193	765	73,215
Substandard	6	1,695	4,398	17,903	35,952	44,480	29,038	1,149	134,621
Doubtful/Loss	—	—	—	56	96	—	—	—	152
Total	$336,747	$539,503	$609,790	$1,152,579	$1,095,363	$2,143,199	$1,069,199	$12,613	$6,958,993
Year-to-date gross charge-offs	$432	$154	$15	$—	$—	$15	$8,353	$—	$8,969

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2024	2023	2022	2021	2019	Prior
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$184,623	$177,650	$408,129	$282,953	$152,278	$909,735	$163,628	$—	$2,278,996
Special Mention	—	836	1,688	—	—	24,840	506	—	27,870
Substandard	—	—	—	—	—	16,170	—	—	16,170
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$184,623	$178,486	$409,817	$282,953	$152,278	$950,745	$164,134	$—	$2,323,036
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$83,320	$75,804	$191,619	$177,134	$104,490	$254,282	$35,961	$—	$922,610
Special Mention	1,618	—	2,699	1,731	206	11,950	—	—	18,204
Substandard	—	242	7,798	5,380	3,490	3,644	47	—	20,601
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$84,938	$76,046	$202,116	$184,245	$108,186	$269,876	$36,008	$—	$961,415
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Multifamily risk ratings
Pass	$65,376	$27,904	$171,470	$294,317	$117,889	$289,229	$44,816	$—	$1,011,001
Special Mention	—	—	—	11,926	—	207	3,393	—	15,526
Substandard	—	—	480	—	554	474	—	—	1,508
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$65,376	$27,904	$171,950	$306,243	$118,443	$289,910	$48,209	$—	$1,028,035
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$23,780	$18,205	$45,582	$20,832	$15,066	$36,909	$44,083	$—	$204,457
Special Mention	—	—	2,057	7,944	47	3,764	1,356	—	15,168
Substandard	—	2,770	—	20,414	—	10,416	11,921	—	45,521
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$23,780	$20,975	$47,639	$49,190	$15,113	$51,089	$57,360	$—	$265,146
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$60,203	$113,467	$173,217	$241,388	$115,915	$137,361	$—	$3,952	$845,503
Special Mention	—	—	60	—	—	892	—	239	1,191
Substandard	—	244	137	3,467	2,092	6,393	—	633	12,966
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$60,203	$113,711	$173,414	$244,855	$118,007	$144,646	$—	$4,824	$859,660
Period end gross write-offs	$—	$27	$—	$—	$—	$—	$—	$—	$27

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2024	2023	2022	2021	2019	Prior
Consumer loans:
SFR HELOCs and junior liens risk ratings
Pass	$236	$—	$—	$—	$—	$68	$345,902	$5,799	$352,005
Special Mention	—	—	—	—	—	4	6,082	327	6,413
Substandard	—	—	—	—	—	—	4,579	423	5,002
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$236	$—	$—	$—	$—	$72	$356,563	$6,549	$363,420
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$41	$—	$41

Consumer loans:
Other risk ratings
Pass	$10,371	$21,746	$5,891	$6,059	$4,917	$6,991	$610	$—	$56,585
Special Mention	—	63	34	227	107	41	21	—	493
Substandard	37	152	304	111	2	294	1	—	901
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$10,408	$21,961	$6,229	$6,397	$5,026	$7,326	$632	$—	$57,979
Period end gross write-offs	$385	$88	$40	$74	$37	$108	$14	$—	$746

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$73,321	$49,921	$61,634	$48,255	$3,721	$8,463	$203,978	$150	$449,443
Special Mention	137	775	1,970	63	275	851	3,197	—	7,268
Substandard	272	35	682	728	—	596	12,200	47	14,560
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$73,730	$50,731	$64,286	$49,046	$3,996	$9,910	$219,375	$197	$471,271
Period end gross write-offs	$389	$—	$178	$95	$24	$—	$1,101	$—	$1,787

Construction loans:
Construction risk ratings
Pass	$36,031	$124,759	$80,269	$11,354	$6,714	$7,359	$—	$—	$266,486
Special Mention	—	—	13,390	—	—	—	—	—	13,390
Substandard	—	—	—	—	—	57	—	—	57
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$36,031	$124,759	$93,659	$11,354	$6,714	$7,416	$—	$—	$279,933
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$265	$1,434	$2,297	$905	$175	$7,477	$133,115	$—	$145,668
Special Mention	—	—	—	—	2	218	5,192	—	5,412
Substandard	—	—	138	485	107	12	—	—	742
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$265	$1,434	$2,435	$1,390	$284	$7,707	$138,307	$—	$151,822
Period end gross write-offs	$—	$—	$173	$—	$—	$—	$1,277	$—	$1,450

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2024	2023	2022	2021	2019	Prior
Leases:
Lease risk ratings
Pass	$6,806	$—	$—	$—	$—	$—	$—	$—	$6,806
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$6,806	$—	$—	$—	$—	$—	$—	$—	$6,806
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$544,332	$610,890	$1,140,108	$1,083,197	$521,165	$1,657,874	$972,093	$9,901	$6,539,560
Special Mention	1,755	1,674	21,898	21,891	637	42,767	19,747	566	110,935
Substandard	309	3,443	9,539	30,585	6,245	38,056	28,748	1,103	118,028
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$546,396	$616,007	$1,171,545	$1,135,673	$528,047	$1,738,697	$1,020,588	$11,570	$6,768,523
Period end gross write-offs	$774	$115	$391	$169	$61	$108	$2,433	$—	$4,051

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of June 30, 2025
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$4,871	$33	$3,009	$7,913	$2,431,036	$2,438,949
CRE owner occupied	1,513	—	5,155	6,668	990,537	997,205
Multifamily	460	—	—	460	1,029,592	1,030,052
Farmland	—	—	14,339	14,339	250,187	264,526
Total commercial real estate loans	6,844	33	22,503	29,380	4,701,352	4,730,732
Consumer:
SFR 1-4 1st DT liens	118	132	1,079	1,329	848,879	850,208
SFR HELOCs and junior liens	2,926	818	1,749	5,493	384,851	390,344
Other	119	64	170	353	47,786	48,139
Total consumer loans	3,163	1,014	2,998	7,175	1,281,516	1,288,691
Commercial and industrial	491	230	1,183	1,904	465,660	467,564
Construction	—	529	1,334	1,863	303,057	304,920
Agriculture production	—	—	2,643	2,643	158,814	161,457
Leases	—	—	—	—	5,629	5,629
Total	$10,498	$1,806	$30,661	$42,965	$6,916,028	$6,958,993

	Analysis of Past Due Loans - As of December 31, 2024
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$221	$—	$2,452	$2,673	$2,320,363	$2,323,036
CRE owner occupied	1,625	85	3,619	5,329	956,086	961,415
Multifamily	1,120	—	—	1,120	1,026,915	1,028,035
Farmland	2,686	113	6,145	8,944	256,202	265,146
Total commercial real estate loans	5,652	198	12,216	18,066	4,559,566	4,577,632
Consumer:
SFR 1-4 1st DT liens	—	6	1,556	1,562	858,098	859,660
SFR HELOCs and junior liens	201	852	1,078	2,131	361,289	363,420
Other	50	—	132	182	57,797	57,979
Total consumer loans	251	858	2,766	3,875	1,277,184	1,281,059
Commercial and industrial	537	308	9,257	10,102	461,169	471,271
Construction	—	—	—	—	279,933	279,933
Agriculture production	37	317	314	668	151,154	151,822
Leases	—	—	—	—	6,806	6,806
Total	$6,477	$1,681	$24,553	$32,711	$6,735,812	$6,768,523
The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of June 30, 2025			As of December 31, 2024
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$3,548	$3,548	$—	$3,017	$3,017	$—
CRE owner occupied	6,676	6,676	—	3,632	3,874	—
Multifamily	460	460	—	480	480	—
Farmland	27,017	35,811	—	12,483	16,195	—
Total commercial real estate loans	37,701	46,495	—	19,612	23,566	—
Consumer:
SFR 1-4 1st DT liens	5,567	6,376	—	5,979	5,979	—
SFR HELOCs and junior liens	4,268	4,786	—	3,370	3,868	—
Other	111	318	—	41	204	—
Total consumer loans	9,946	11,480	—	9,390	10,051	—
Commercial and industrial	899	1,700	198	830	9,707	59
Construction	1,914	1,914	—	57	57	—
Agriculture production	1,988	2,996	—	—	656	—
Leases	—	—	—	—	—	—
Sub-total	52,448	64,585	198	29,889	44,037	59
Less: Guaranteed loans	(1,051)	(1,082)	—	(828)	(816)	—
Total, net	$51,397	$63,503	$198	$29,061	$43,221	$59
Interest income on non accrual loans that would have been recognized during the three months ended June 30, 2025 and 2024, if all such loans had been current in accordance with their original terms, totaled $2.1 million and $0.6 million, respectively. Interest income actually recognized on these originated loans during the three months ended June 30, 2025 and 2024 was $0.3 million and zero , respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of June 30, 2025
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR-1st Deed	SFR-2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$3,009	$345	$—	$194	$—	$—	$—	$—	$—	$—	$—	$3,548
CRE owner occupied	6,341	243	—	91	—	—	—	—	—	—	—	6,675
Multifamily	—	—	—	—	460	—	—	—	—	—	—	460
Farmland	—	—	—	—	—	35,811	—	—	—	—	—	35,811
Total commercial real estate loans	9,350	588	—	285	460	35,811	—	—	—	—	—	46,494
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	6,376	—	—	—	—	6,376
SFR HELOCs and junior liens	—	—	—	—	—	—	1,643	2,923	—	—	—	4,566
Other	—	—	—	—	—	—	—	—	311	—	—	311
Total consumer loans	—	—	—	—	—	—	8,019	2,923	311	—	—	11,253
Commercial and industrial	—	—	—	—	—	—	—	—	—	727	973	1,700
Construction	—	—	—	1,414	—	—	500	—	—	—	—	1,914
Agriculture production	—	—	—	202	—	2,441	—	—	—	—	353	2,996
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$9,350	$588	$—	$1,901	$460	$38,252	$8,519	$2,923	$311	$727	$1,326	$64,357

	As of December 31, 2024
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,452	$356	$—	$210	$—	$—	$—	$—	$—	$—	$—	$3,018
CRE owner occupied	—	260	142	3,472	—	—	—	—	—	—	—	3,874
Multifamily	—	—	—	—	480	—	—	—	—	—	—	480
Farmland	—	—	—	—	—	16,448	—	—	—	—	—	16,448
Total commercial real estate loans	2,452	616	142	3,682	480	16,448	—	—	—	—	—	23,820
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	5,979	—	—	—	—	5,979
SFR HELOCs and junior liens	—	—	—	—	—	—	1,291	2,079	—	—	—	3,370
Other	—	—	—	—	—	—	—	—	132	—	—	132
Total consumer loans	—	—	—	—	—	—	7,270	2,079	132	—	—	9,481
Commercial and industrial	—	—	—	8,334	—	—	—	54	—	530	788	9,706
Construction	—	—	—	—	—	—	57	—	—	—	—	57
Agriculture production	—	—	—	—	—	—	—	—	—	—	12	12
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$2,452	$616	$142	$12,016	$480	$16,448	$7,327	$2,133	$132	$530	$800	$43,076

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearance, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

The following tables show the amortized cost basis of loans that were both experiencing financial difficulty and modified during the periods presented. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivables is also presented below.

	For the three months ended
	June 30, 2025			June 30, 2024
(in thousands)	Combination - Term Extension/Rate Change	Payment Delay/Term Extension	Total % of Loans Outstanding	Payment Delay/Term Extension	Payment Delay/Term Reduction	Total % of Loans Outstanding
Multifamily	$—	$—	—%	$295	$—	n/m
Commercial and industrial	—	—	—	166	—	n/m
Total	$—	$—	—%	$461	$—	0.01%

	For the six months ended
	June 30, 2025			June 30, 2024
(in thousands)	Combination - Term Extension/Rate Change	Payment Delay/Term Extension	Total % of Loans Outstanding	Payment Delay/Term Extension	Combination - Term Extension/Rate Change	Total % of Loans Outstanding
Commercial real estate:
CRE non-owner occupied	$—	$—	—%	$—	$211	n/m
Multifamily	—	—	—	295	—	n/m
SFR HELOCs and junior liens	—	—	—	41	—	n/m
Commercial and industrial	—	—	—	682	—	0.01%
Total	$—	$—	—%	$1,018	$211	0.02%

There were no significant loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025.

For the three months ended June 30, 2024:
Modification Type	Loan Type	Financial Effect
Payment delay / term extension	Multifamily	Added 12 months to the life of the loan
Payment delay / term extension	Commercial and industrial	Added a weighted average 60 months to the life of the loans

For the six months ended June 30, 2024:
Modification Type	Loan Type	Financial Effect
Combination - term extension / rate change	CRE non-owner occupied	Added 120 months to the life of the loan; converted from variable to fixed interest rate
Payment delay / term extension	SFR HELOCs and junior liens	Added 60 months to the life of the loan
Payment delay / term extension	Commercial and industrial	Added a weighted average 53 months to the life of the loans

During the six months ended June 30, 2025 and June 30, 2024, respectively, there were no loans with payment defaults by borrowers experiencing financial difficulty which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.

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

The following table presents the components of lease expense for the periods ended:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$1,401	$1,463	$2,818	$2,897
Short-term lease cost	49	55	95	107
Variable lease cost (income)	(6)	10	(16)	23
Total lease cost	$1,444	$1,528	$2,897	$3,027
The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,486	$1,579	$2,996	$3,147
ROUA obtained in exchange for operating lease liabilities	$535	$99	$1,006	$1,426
The following table presents the weighted average operating lease term and discount rate as of the period ended:

	June 30,
	2025	2024
Weighted-average remaining lease term (years)	7.3	7.9
Weighted-average discount rate	3.58%	3.45%
At June 30, 2025, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2025	$2,838
2026	5,290
2027	4,632
2028	3,366
2029	2,396
Thereafter	8,807
27,329
Discount for present value of expected cash flows	(3,364)
Lease liability at June 30, 2025	$23,965
Note 6 - Deposits
A summary of the balances of deposits follows:

(in thousands)	June 30, 2025	December 31, 2024
Noninterest-bearing demand	$2,559,788	$2,548,613
Interest-bearing demand	1,826,041	1,758,629
Savings	2,879,212	2,657,849
Time certificates, $250,000 or more	626,250	485,180
Other time certificates	484,518	637,305
Total deposits	$8,375,809	$8,087,576
Certificate of deposit balances of $100.0 million from the State of California were included in time certificates, $250,000 or more, at June 30, 2025 and December 31, 2024, respectively. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company.
Overdrawn deposit balances of $1.9 million and $2.5 million were classified as consumer loans at June 30, 2025 and December 31, 2024, respectively.

Note 7 - Other Borrowings
A summary of the balances of other borrowings follows:

	June 30, 2025	December 31, 2024
(in thousands)
Term borrowing at FHLB, fixed rate of 5.23%, payable on April 8, 2025	—	75,000
Other collateralized borrowings, fixed rate, as of June 30, 2025 and December 31, 2024 of 0.05%, payable on July 1, 2025 and January 2, 2025, respectively	17,788	14,610
Total other borrowings	$17,788	$89,610
Note 8 - Junior Subordinated Debt
The following table summarizes the terms and recorded balances of each debenture as of the date indicated:

(in thousands)			Coupon Rate (Variable) 3 mo. SOFR +	As of June 30, 2025		As of December 31, 2024
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	7.57%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	7.09%	20,619	20,619
North Valley Trust II	4/24/2033	6,186	3.25%	7.79%	5,774	5,713
North Valley Trust III	7/23/2034	5,155	2.80%	7.34%	4,625	4,571
North Valley Trust IV	3/15/2036	10,310	1.33%	5.91%	8,003	7,863
VRB Subordinated	3/29/2029	16,000	3.52%	9.11%	16,700	16,799
VRB Subordinated - 5%	8/27/2035	20,000	Fixed	5.00%	24,924	25,007
		$98,889			$101,264	$101,191
The VRB - 5% Subordinated Debt issuance is fixed at 5.0% through August 27, 2025, then will have a floating rate of 90-day average SOFR plus 4.9% until maturity.
Note 9 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	June 30, 2025	December 31, 2024
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$840,046	$788,491
Consumer loans	613,922	627,681
Real estate mortgage loans	432,669	419,172
Real estate construction loans	234,467	272,308
Standby letters of credit	39,149	39,804
Deposit account overdraft privilege	128,990	121,006

In April 2024, Visa Inc. announced the commencement of an exchange offer for Visa Class B-1 common stock and the Company subsequently tendered all of its Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock. Completion of the exchange resulted in a gain of $2.9 million relating to the Visa Class C common stock during 2024. Visa Class B-2 common stock continues to be carried at zero. The Bank owns 6,698 shares of Class B-2 common stock of Visa Inc. which may be convertible into Class A common stock at a conversion ratio of 1.5342 per Class B-2 share. As of June 30, 2025, the value of the Class A shares was $355.05 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $3.6 million as of June 30, 2025, and has not been reflected in the accompanying consolidated financial statements.

Note 10 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $28.5 million and $23.4 million during the three months ended June 30, 2025 and 2024, respectively, and during the equivalent six month periods paid $40.6 million and $43.9 million, respectively. The Bank is regulated by the FDIC and the DFPI. Absent approval from the Commissioner of the DFPI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On February 25, 2021, the Board of Directors authorized the repurchase of up to 2.0 million shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases can be determined by the Company's management and therefore the total value of the shares to be purchased under the 2021 Repurchase Plan is subject to change. The 2021 Repurchase Plan has no expiration date (in accordance with applicable laws and regulations). During the three and six months ended June 30, 2025, the Company repurchased 379,978 and 469,632 shares with market values of $15.2 million and $18.9 million, respectively. During the three and six months ended and June 30, 2024, the Company repurchased 244,992 and 344,324 shares with market values of $9.1 million and $12.5 million, respectively. As of June 30, 2025, approximately 360,000 shares remain authorized for repurchase.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of exercise price, if applicable, and the tax withholding on such shares. There were no option exercises during the three and six months ended June 30, 2025 and June 30, 2024, respectively. Employees tendered 11,542 and 30,510 shares in connection with the tax withholding requirements of other share-based awards during the three months ended June 30, 2025 and 2024, respectively, and 21,664 and 30,510 during the six months ended June 30, 2025 and 2024, respectively. In total, shares of the Company's common stock tendered had market values of $0.5 million and $1.1 million during the quarters ended June 30, 2025 and 2024, respectively, and $0.9 million and $1.1 million during the respective six-month periods. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share-based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2021 Stock Repurchase Plans.
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
There were no stock options outstanding as of June 30, 2025 and December 31, 2024. The Company did not modify any option grants during the six months ended June 30, 2025 or 2024.
Activity related to restricted stock unit awards during the six months ended June 30, 2025 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2024	152,572	144,715
RSUs granted	79,575	51,177
RSUs added through dividend and performance credits	2,382	—
RSUs released	(71,135)	—
RSUs forfeited	(6,647)	(6,838)
Outstanding at June 30, 2025	156,747	189,054

The 156,747 of service condition vesting RSUs outstanding as of June 30, 2025 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 156,747 of service condition vesting RSUs outstanding as of June 30, 2025 are expected to vest, and be released, on a weighted-average basis, over the next 1.87 years. The Company expects to recognize $4.8 million of pre-tax compensation costs related to these service condition vesting RSUs between June 30, 2025 and their vesting dates. The Company did not modify any service condition vesting RSUs during the six months ended June 30, 2025 or 2024.
The 189,054 of market plus service condition vesting RSUs outstanding as of June 30, 2025 are expected to vest, and be released, on a weighted-average basis, over the next 2.04 years. The Company expects to recognize $2.5 million of pre-tax compensation costs related to these RSUs between June 30, 2025 and their vesting dates. As of June 30, 2025, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 283,581 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during the six months ended June 30, 2025 or 2024.
Note 12 - Non-interest Income and Expense
The following tables summarize the Company’s non-interest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
ATM and interchange fees	$6,590	$6,372	$12,696	$12,541
Service charges on deposit accounts	5,189	4,847	10,103	9,510
Other service fees	1,485	1,286	2,844	2,652
Mortgage banking service fees	438	438	877	866
Change in value of mortgage servicing rights	(52)	(147)	(192)	(136)
Total service charges and fees	13,650	12,796	26,328	25,433
Increase in cash value of life insurance	842	831	1,662	1,634
Asset management and commission income	1,635	1,359	3,123	2,487
Gain on sale of loans	503	388	847	649
Lease brokerage income	50	154	116	315
Sale of customer checks	318	301	663	613
Gain (loss) on sale or exchange of investment securities	4	(45)	(1,142)	(45)
Gain (loss) on marketable equity securities	8	(121)	47	(149)
Other	80	203	1,519	700
Total other non-interest income	3,440	3,070	6,835	6,204
Total non-interest income	$17,090	$15,866	$33,163	$31,637

The following tables summarize the Company’s non-interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Base salaries, net of deferred loan origination costs	$25,757	$23,852	$51,158	$47,872
Incentive compensation	5,223	4,711	9,261	7,968
Benefits and other compensation costs	7,306	6,838	14,722	13,865
Total salaries and benefits expense	38,286	35,401	75,141	69,705
Occupancy	4,200	4,063	8,277	8,014
Data processing and software	4,959	5,094	10,017	10,201
Equipment	1,189	1,330	2,473	2,686
Intangible amortization	483	1,030	997	2,060
Advertising	808	819	2,012	1,581
ATM and POS network charges	1,843	1,987	3,694	3,648
Professional fees	1,667	1,814	3,185	3,154
Telecommunications	513	558	1,001	1,069
Regulatory assessments and insurance	1,297	1,144	2,580	2,395
Postage	385	340	705	648
Operational losses	270	244	694	596
Courier service	544	559	1,032	1,039
Loss (gain) on sale or acquisition of foreclosed assets	—	—	(3)	(38)
Loss (gain) on disposal of fixed assets	5	1	90	6
Other miscellaneous expense	4,682	3,955	8,821	8,079
Total other non-interest expense	22,845	22,938	45,575	45,138
Total non-interest expense	$61,131	$58,339	$120,716	$114,843
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$27,542	$29,034	$53,905	$56,783
Weighted average number of common shares outstanding	32,757	33,121	32,854	33,183
Effect of dilutive stock options and restricted stock	179	123	179	123
Weighted average number of common shares outstanding used to calculate diluted earnings per share	32,936	33,244	33,033	33,306

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

The components of OCI and related tax effects are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Unrealized holding gains (losses) on available for sale securities before reclassifications	$12,792	$1,106	$43,018	$(14,793)
Amounts reclassified out of AOCI:
Realized gain (loss) on debt securities	(4)	2,945	1,142	2,945
Total amounts reclassified out of accumulated other comprehensive income (loss)	(4)	—	1,142	—
Unrealized holding gains (losses) on available for sale securities after reclassifications	12,788	4,051	44,160	(11,848)
Tax effect	(3,780)	(1,199)	(13,054)	3,502
Unrealized holding gains (losses) on available for sale securities, net of tax	9,008	2,852	31,106	(8,346)
Change in unfunded status of the supplemental retirement plans before reclassifications	164	115	328	230
Amounts reclassified out of AOCI:
Amortization of actuarial losses	(164)	(115)	(328)	(230)
Total amounts reclassified out of accumulated other comprehensive loss	(164)	(115)	(328)	(230)
Total other comprehensive income (loss)	$9,008	$2,852	$31,106	$(8,346)
The components of AOCI, included in shareholders’ equity, are as follows:

(in thousands)	June 30, 2025	December 31, 2024
Net unrealized loss on available for sale securities	$(189,488)	$(233,648)
Tax effect	56,021	69,075
Unrealized holding loss on available for sale securities, net of tax	(133,467)	(164,573)
Unfunded status of the supplemental retirement plans	16,085	16,085
Tax effect	(4,756)	(4,756)
Unfunded status of the supplemental retirement plans, net of tax	11,329	11,329
Joint beneficiary agreement liability	782	782
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	782	782
Accumulated other comprehensive loss	$(121,356)	$(152,462)
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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at June 30, 2025	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,656	$2,656	$—	$—
Debt securities available for sale:
Obligations of U.S. government and agencies	1,086,082	—	1,086,082	—
Obligations of states and political subdivisions	212,571	—	212,571	—
Corporate bonds	5,503	—	5,503	—
Asset backed securities	263,679	—	263,679	—
Non-agency mortgage backed securities	247,541	—	247,541	—
Loans held for sale	1,577	—	1,577	—
Mortgage servicing rights	6,763	—	—	6,763
Total assets measured at fair value	$1,826,372	$2,656	$1,816,953	$6,763

Fair value at December 31, 2024	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,609	$2,609	$—	$—
Debt securities available for sale:
Obligations of U.S. government and agencies	1,094,185	—	1,094,185	—
Obligations of states and political subdivisions	220,744	—	220,744	—
Corporate bonds	5,837	—	5,837	—
Asset backed securities	314,263	—	314,263	—
Non-agency mortgage backed securities	269,856	—	269,856	—
Loans held for sale	709	—	709	—
Mortgage servicing rights	6,626	—	—	6,626
Total assets measured at fair value	$1,914,829	$2,609	$1,905,594	$6,626
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the six months ended June 30, 2025 or June 30, 2024, respectively.
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

Three months ended June 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2025: Mortgage servicing rights	$6,614	—	$(52)	$201	$6,763
2024: Mortgage servicing rights	$6,697	—	$(147)	$116	$6,666

Six months ended June 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2025: Mortgage servicing rights	$6,626	—	$(192)	$329	$6,763
2024: Mortgage servicing rights	$6,606	—	$(136)	$196	$6,666

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
The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2025 and December 31, 2024:

As of June 30, 2025:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,763	Discounted cash flow	Constant prepayment rate	6% - 11%; 6.8%
			Discount rate	10% - 14%; 12%
As of December 31, 2024:
Mortgage Servicing Rights	$6,626	Discounted cash flow	Constant prepayment rate	6% - 11.0%; 7.0%
			Discount rate	10% - 14%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

June 30, 2025	Total	Level 1	Level 2	Level 3
Fair value:
Collateral dependent loans	$6,362	—	—	$6,362
Foreclosed assets	267	—	—	267
Total assets measured at fair value	$6,629	—	—	$6,629

December 31, 2024	Total	Level 1	Level 2	Level 3
Fair value:
Collateral dependent loans	$8,770	—	—	$8,770
Real estate owned	709	—	—	709
Total assets measured at fair value	$9,479	—	—	$9,479

The tables below present the losses resulting from non-recurring fair value adjustments of assets and liabilities for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Collateral dependent loans	$2,485	$435	$7,498	$307
Foreclosed assets	3	—	3	224
Total losses from non-recurring measurements	$2,488	$435	$7,501	$531

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2025:

June 30, 2025	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$6,362	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
Foreclosed assets (Residential real estate)	$267	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful N/A

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

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$130,147	$130,147	$85,409	$85,409
Cash at Federal Reserve and other banks	184,121	184,121	59,547	59,547
Level 2 inputs:
Securities held to maturity	101,672	96,973	111,866	104,349
Restricted equity securities	17,250	n/a	17,250	n/a
Level 3 inputs:
Loans, net	6,834,538	6,578,926	6,643,157	6,293,727
Financial liabilities:
Level 2 inputs:
Deposits	8,375,809	8,372,459	8,087,576	8,085,150
Other borrowings	17,788	17,788	89,610	89,780
Level 3 inputs:
Junior subordinated debt	101,264	105,760	101,191	103,630
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of June 30, 2025 and December 31, 2024 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of June 30, 2025 and December 31, 2024 based on the then phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of June 30, 2025:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,273,793	15.55%	$860,017	10.50%	N/A	N/A
Tri Counties Bank	$1,270,480	15.51%	$859,817	10.50%	$818,873	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,134,202	13.85%	$696,204	8.50%	N/A	N/A
Tri Counties Bank	$1,167,759	14.26%	$696,042	8.50%	$655,099	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,076,353	13.14%	$573,345	7.00%	N/A	N/A
Tri Counties Bank	$1,167,759	14.26%	$573,211	7.00%	$532,268	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,134,202	11.80%	$384,347	4.00%	N/A	N/A
Tri Counties Bank	$1,167,759	12.16%	$384,155	4.00%	$480,194	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2024:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,258,218	15.71%	$840,943	10.50%	N/A	N/A
Tri Counties Bank	$1,248,802	15.60%	$840,740	10.50%	$800,704	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,118,292	13.96%	$680,763	8.50%	N/A	N/A
Tri Counties Bank	$1,148,328	14.34%	$680,599	8.50%	$640,563	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,060,690	13.24%	$560,628	7.00%	N/A	N/A
Tri Counties Bank	$1,148,328	14.34%	$560,493	7.00%	$520,458	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,118,292	11.70%	$382,214	4.00%	N/A	N/A
Tri Counties Bank	$1,148,328	12.02%	$382,096	4.00%	$477,620	5.00%

As of June 30, 2025 and December 31, 2024, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at June 30, 2025 and December 31, 2024, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At June 30, 2025, the Company and the Bank are in compliance with the capital conservation buffer requirement.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Interest income	$116,361	$117,032	$230,438	$232,449

Reconciliation of revenue:
Other revenues	17,090	15,866	33,163	31,637
Total consolidated revenues	133,451	132,898	263,601	264,086

Less:
Interest expense	29,842	35,035	61,377	67,716
Segment net interest income and noninterest income	103,609	97,863	202,224	196,370
Less:
Provision for credit losses	4,665	405	8,393	4,710
Salaries and benefits expense	38,286	35,401	75,141	69,705
Other banking segment items	22,845	22,938	45,575	45,138
Provision for income taxes	10,271	10,085	19,210	20,034
Segment net income/consolidated net income	$27,542	$29,034	$53,905	$56,783

	As of June 30,
	2025	2024
Reconciliation of assets:
Total assets for reportable segment	$9,923,983	$9,741,399
Other assets	—	—
Total consolidated assets	$9,923,983	$9,741,399

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
Financial Highlights
Performance highlights and other developments for the Company as of or for the three and six months ended June 30, 2025, included the following:
•Net income was $27.5 million or $0.84 per diluted share as compared to $26.4 million or $0.80 per diluted share in the trailing quarter
•Net interest income (FTE) was $86.8 million, an increase of $4.0 million or 4.82% over the trailing quarter; net interest margin (FTE) was 3.88% in the recent quarter, an increase of 15 basis points over 3.73% in the trailing quarter
•Loan balances increased $138.2 million or 8.1% (annualized) from the trailing quarter and increased $216.5 million or 3.2% from the same quarter of the prior year
•Deposit balances increased $170.5 million or 8.3% (annualized) from the trailing quarter and increased $325.6 million or 4.0% from the same quarter of the prior year
•Average yield on earning assets was 5.21%, an increase of 6 basis points over the 5.15% in the trailing quarter; average yield on loans was 5.76%, an increase of 5 basis points over the 5.71% in the trailing quarter
•Non-interest bearing deposits averaged 30.6% of total deposits during the quarter
•The average cost of total deposits was 1.37%, a decrease of 6 basis points as compared to 1.43% in the trailing quarter, and a decrease of 8 basis points from 1.45% in the same quarter of the prior year
•For the quarter ended June 30, 2025, the Company’s return on average assets was 1.13%, while the return on average equity was 8.68%; for the trailing quarter ended March 31, 2025, the Company’s return on average assets was 1.09%, while the return on average equity was 8.54%
•Diluted earnings per share were $0.84 for the second quarter of 2025, compared to $0.80 for the trailing quarter and $0.87 during the second quarter of 2024
•The loan to deposit ratio was 83.08% as of June 30, 2025, as compared to 83.13% for the trailing quarter end
•The efficiency ratio was 59.00% for the quarter ended June 30, 2025, as compared to 60.42% for the trailing quarter
•The provision for credit losses was approximately $4.7 million during the quarter ended June 30, 2025, as compared to $3.7 million during the trailing quarter end. The change was attributed to an increase in required reserves totaling $2.8 million on individually evaluated loans and an increase of $1.7 million general reserves, which was primary attributed to loan growth
•The allowance for credit losses (ACL) to total loans was 1.79% as of June 30, 2025, compared to 1.88% as of the trailing quarter end, and 1.83% as of June 30, 2024. Non-performing assets to total assets were 0.68% on June 30, 2025, as compared to 0.59% as of March 31, 2025, and 0.36% at June 30, 2024. At June 30, 2025, the ACL represented 192% of non-performing loans

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net interest income	$86,519	$81,997	$169,061	$164,733
Provision for credit losses	(4,665)	(405)	(8,393)	(4,710)
Non-interest income	17,090	15,866	33,163	31,637
Non-interest expense	(61,131)	(58,339)	(120,716)	(114,843)
Provision for income taxes	(10,271)	(10,085)	(19,210)	(20,034)
Net income	$27,542	$29,034	$53,905	$56,783
Per Share Data:
Basic earnings per share	$0.84	$0.88	$1.64	$1.71
Diluted earnings per share	$0.84	$0.87	$1.63	$1.70
Dividends paid	$0.33	$0.33	$0.66	$0.66
Book value at period end			$38.92	$35.62
Weighted average common shares outstanding	32,757	33,121	32,854	33,183
Weighted average diluted common shares outstanding	32,936	33,244	33,033	33,306
Shares outstanding at period end	32,550	32,989	32,550	32,989
At period end:
Loans			$6,958,993	$6,742,526
Total investment securities			$1,936,954	$2,086,090
Total assets			$9,923,983	$9,741,399
Total deposits			$8,375,809	$8,050,230
Other borrowings			$17,788	$247,773
Shareholders’ equity			$1,266,823	$1,175,050
Financial Ratios:
During the period:
Return on average assets (annualized)	1.13%	1.19%	1.11%	1.16%
Return on average equity (annualized)	8.68%	9.99%	8.61%	9.74%
Net interest margin(1) (annualized)	3.88%	3.68%	3.81%	3.68%
Efficiency ratio	59.00%	59.61%	59.69%	58.48%
Average equity to average assets	13.02%	11.95%	12.89%	11.94%
At end of period:
Equity to assets			12.77%	12.06%
Total capital to risk-adjusted assets			15.55%	15.19%
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

	Three months ended
(in thousands)	June 30, 2025	March 31, 2025	Change	% Change
Interest income	$116,361	$114,077	$2,284	2.0%
Interest expense	(29,842)	(31,535)	1,693	(5.4)%
Fully tax-equivalent adjustment (FTE) (1)	264	265	(1)	(0.4)%
Net interest income (FTE)	$86,783	$82,807	$3,976	4.8%
Net interest margin (FTE)	3.88%	3.73%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,247	$1,995	$(748)	(37.5)%
Net interest margin less effect of acquired loan discount accretion(1)	3.82%	3.64%	0.18%

	Three months ended June 30,
(in thousands)	2025	2024	Change	% Change
Interest income	$116,361	$117,032	$(671)	(0.6)%
Interest expense	(29,842)	(35,035)	5,193	(14.8)%
Fully tax-equivalent adjustment (FTE) (1)	264	275	(11)	(4.0)%
Net interest income (FTE)	$86,783	$82,272	$4,511	5.5%
Net interest margin (FTE)	3.88%	3.68%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,247	$850	$397	46.7%
Net interest margin less effect of acquired loan discount accretion(1)	3.82%	3.64%	0.18%

	Six months ended June 30,
(in thousands)	2025	2024	Change	% Change
Interest income	$230,438	$232,449	$(2,011)	(0.9)%
Interest expense	(61,377)	(67,716)	6,339	(9.4)%
Fully tax-equivalent adjustment (FTE) (1)	529	550	(21)	(3.8)%
Net interest income (FTE)	$169,590	$165,283	$4,307	2.6%
Net interest margin (FTE)	3.81%	3.68%

Acquired loans discount accretion, net:
Amount (included in interest income)	$3,242	$2,182	$1,060	48.6%
Net interest margin less effect of acquired loan discount accretion(1)	3.73%	3.63%	0.10%

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

Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or the discount is accreted (added to) interest income over the remaining life of the loan. The dollar impact of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining unaccreted discount or unamortized premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. Despite the elevated rate environment, the prepayment rate of portfolio loans, inclusive of those acquired at a premium or discount, remains generally consistent. During the quarters ended June 30, 2025, March 31, 2025 and June 30, 2024, the purchased loan discount accretion was $1.2 million, $2.0 million and $0.9 million, respectively.

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

	Three months ended June 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$6,878,186	$98,695	5.76%	$6,792,303	$98,229	5.82%
Investment securities - taxable	1,818,814	14,921	3.29%	2,003,124	17,004	3.41%
Investment securities - nontaxable(1)	132,576	1,143	3.46%	138,167	1,190	3.46%
Total investments	1,951,390	16,064	3.30%	2,141,291	18,194	3.42%
Cash at Federal Reserve and other banks	144,383	1,866	5.18%	68,080	884	5.22%
Total interest-earning assets	8,973,959	116,625	5.21%	9,001,674	117,307	5.24%
Other assets	804,875			780,554
Total assets	$9,778,834			$9,782,228
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,804,856	$6,076	1.35%	$1,769,370	$6,215	1.41%
Savings deposits	2,799,470	12,246	1.75%	2,673,272	12,260	1.84%
Time deposits	1,102,025	9,716	3.54%	1,016,190	10,546	4.17%
Total interest-bearing deposits	5,706,351	28,038	1.97%	5,458,832	29,021	2.14%
Other borrowings	22,707	92	1.63%	325,604	4,118	5.09%
Junior subordinated debt	101,236	1,712	6.78%	101,128	1,896	7.54%
Total interest-bearing liabilities	5,830,294	29,842	2.05%	5,885,564	35,035	2.39%
Noninterest-bearing deposits	2,516,631			2,565,609
Other liabilities	158,817			161,731
Shareholders’ equity	1,273,092			1,169,324
Total liabilities and shareholders’ equity	$9,778,834			$9,782,228
Net interest spread(2)			3.16%			2.85%
Net interest income and interest margin(3)		$86,783	3.88%		$82,272	3.68%
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
Net interest income (FTE) during the three months ended June 30, 2025, increased $4.5 million or 5.5% to $86.8 million compared to $82.3 million during the three months ended June 30, 2024. Net interest margin totaled 3.88% for the three months ended June 30, 2025, an increase of 20 basis points from the same quarter in 2024. The primary drivers behind the change in net interest margin was related to an improvement in yield on interest-bearing liabilities, namely, the cost of interest-bearing deposits decreased by 17 basis points between the quarter ended June 30, 2025, and the same quarter of the prior year. The accretion of discounts from acquired loans added 8 basis points and 5 basis points to loan yields during the quarters ended June 30, 2025 and June 30, 2024, respectively. In addition, the average balance of noninterest-bearing deposits decreased by $49.0 million from the three-month average for the period ended June 30, 2024 amidst a continued migration of customer funds to interest-bearing products.

	Six months ended June 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets
Loans	$6,827,469	$194,073	5.73%	$6,789,072	$194,713	5.77%
Investments-taxable	1,851,439	30,673	3.34%	2,065,412	34,833	3.39%
Investments-nontaxable (1)	132,980	2,292	3.48%	138,534	2,382	3.46%
Total investments	1,984,419	32,965	3.35%	2,203,946	37,215	3.40%
Cash at Federal Reserve and other banks	175,315	3,929	4.52%	41,229	1,071	5.22%
Total earning assets	8,987,203	230,967	5.18%	9,034,247	232,999	5.19%
Other assets, net	806,241			784,765
Total assets	$9,793,444			$9,819,012
Liabilities and shareholders’ equity
Interest-bearing demand deposits	$1,817,515	$12,297	1.36%	$1,740,107	$11,162	1.29%
Savings deposits	2,765,057	24,444	1.78%	2,662,595	23,159	1.75%
Time deposits	1,111,382	20,162	3.66%	914,042	18,229	4.01%
Total interest-bearing deposits	5,693,954	56,903	2.02%	5,316,744	52,550	1.99%
Other borrowings	55,902	1,061	3.83%	455,150	11,496	5.08%
Junior subordinated debt	101,219	3,413	6.80%	101,117	3,670	7.30%
Total interest-bearing liabilities	5,851,075	61,377	2.12%	5,873,011	67,716	2.32%
Noninterest-bearing deposits	2,515,508			2,605,999
Other liabilities	164,259			168,044
Shareholders’ equity	1,262,602			1,171,958
Total liabilities and shareholders’ equity	$9,793,444			$9,819,012
Net interest rate spread (1) (2)			3.06%			2.87%
Net interest income and margin (1) (3)		$169,590	3.81%		$165,283	3.68%
Net interest income (FTE) during the six months ended June 30, 2025, increased $4.3 million, or 2.6%, to $169.6 million compared to $165.3 million during the six months ended June 30, 2024. In addition, net interest margin increased 13 basis points to 3.81%, compared to 3.68% for the same period in the prior year. The increase in net interest income during the six month period is primarily attributed to a decrease in interest expense; specifically, decreases in the volume of other average borrowings, contributed to a decrease in interest expense of $10.1 million while increases in the volume of average time deposits increased interest expense by approximately $4.0 million. The changes in rate resulted in a $1.4 million decrease in net interest income during the comparable period.
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

	Three months ended June 30, 2025 compared with three months ended June 30, 2024
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$1,249	$(783)	$466
Investment securities	(1,621)	(509)	(2,130)
Cash at Federal Reserve and other banks	996	(14)	982
Total interest-earning assets	624	(1,306)	(682)
Increase (decrease) in interest expense:
Interest-bearing demand deposits	125	(264)	(139)
Savings deposits	582	(596)	(14)
Time deposits	896	(1,726)	(830)
Other borrowings	(3,852)	(174)	(4,026)
Junior subordinated debt	2	(186)	(184)
Total interest-bearing liabilities	(2,247)	(2,946)	(5,193)
Increase in net interest income	$2,871	$1,640	$4,511

The following commentary regarding net interest income, interest income and interest expense may be best understood while referencing the Summary of Average Balances, Yields/Rates and Interest Differential and the Summary of Changes in Interest Income and Expense due to Changes in Average Asset and Liability Balances and Yields Earned and Rates Paid shown above.
Net interest income (FTE) during the three months ended June 30, 2025 increased $4.5 million to $86.8 million compared to $82.3 million during the three months ended June 30, 2024. The increase in net interest income (FTE) was due largely to a shift in funding mix, resulting in a decrease in short-term FHLB borrowings and an increase in interest-bearing deposits, which provided a favorable mix in interest expense.

	Six months ended June 30, 2025 compared with six months ended June 30, 2024
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$1,107	$(1,747)	$(640)
Investment securities	(3,724)	(526)	(4,250)
Cash at Federal Reserve and other banks	3,502	(644)	2,858
Total interest-earning assets	885	(2,917)	(2,032)
Increase (decrease) in interest expense:
Interest-bearing demand deposits	499	636	1,135
Savings deposits	896	389	1,285
Time deposits	3,957	(2,024)	1,933
Other borrowings	(10,139)	(296)	(10,435)
Junior subordinated debt	4	(261)	(257)
Total interest-bearing liabilities	(4,783)	(1,556)	(6,339)
Increase in net interest income	$5,668	$(1,361)	$4,307
Asset Quality and Credit Loss Provisioning
During the three months ended June 30, 2025, the Company recorded a provision for credit losses of $4.7 million, as compared to $3.7 million during the trailing quarter, and $0.4 million during the second quarter of 2024.

	Three months ended			Six months ended
(dollars in thousands)	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Addition to allowance for credit losses	$4,525	$2,663	$335	$7,188	$4,350
Addition to reserve for unfunded loan commitments	140	1,065	70	1,205	360
Total provision for credit losses	$4,665	$3,728	$405	$8,393	$4,710
The allowance for credit losses (ACL) was $124.5 million or 1.79% of total loans as of June 30, 2025. The provision for credit losses on loans of $4.5 million recorded during the current quarter resulted from a net increase of $2.8 million in reserves on individually evaluated loans or loan relationships, in addition to a net increase of $1.7 million in general reserves. The charge-offs incurred during the quarter ended June 30, 2025, were primarily related to non-performing relationships which had been fully reserved for by Management on an individual basis in previous quarters.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Balance, beginning of period	$128,423	$124,394	$125,366	$121,522
Provision for credit losses	4,525	335	7,188	4,350
Loans charged-off	(8,595)	(1,610)	(8,969)	(2,885)
Recoveries of previously charged-off loans	102	398	870	530
Balance, end of period	$124,455	$123,517	$124,455	$123,517
The $2.8 million increase in individually evaluated reserves was largely attributed to changes in observable market valuations associated with agricultural real estate despite what appears to be a stable water supply and improving commodity prices for the crops associated with collateral for these loans. Management believes the provisioning for this individually analyzed relationship is sufficient relative to expected future losses, if any.
The $1.7 million recorded for general reserves is primarily attributed to net loan growth for the quarter of approximately $138.2 million. Additionally, Management notes that economic indicators through the end of the current quarter, as well as actual and forecasted trends including, but not limited to, unemployment, gross domestic product, and corporate borrowing rates continued to evidence stability and were supportive of general economic expansion, and generally consistent with the trailing period ended March 31, 2025, which is aligned with the Company's direct experiences with borrowers. Steepening of the yield curve or actions by the Federal Reserve to cut rates during 2025 and beyond may help further improve this outlook overall, but the uncertainty associated with the extent and timing of these potential reductions has inhibited a material change to monetary policy assumptions. Furthermore, geopolitical policy risks remain elevated, which may lead to further negative effects on domestic economic outcomes. The uncertainties related to the nature, duration and potential economic impact of proposed tariffs, while modestly improved since the period ended March 31, 2025, continue to present challenges in correlating potential improvement of credit risks within the Company's loan portfolio. Therefore, in conjunction with most economists' belief that tariffs may have a generally unfavorable impact on the economy as a whole, management continues to believe that certain credit weaknesses are present in the overall economy and that it is appropriate to maintain a reserve level that incorporates such risk factors.

(dollars in thousands)	As of June 30, 2025	% of Loans Outstanding	As of March 31, 2025	% of Loans Outstanding	As of June 30, 2024	% of Loans Outstanding
Risk Rating:
Pass	$6,751,005	97.01%	$6,582,345	96.50%	$6,536,223	96.94%
Special Mention	73,215	1.05%	106,243	1.56%	101,324	1.50%
Substandard	134,773	1.94%	132,186	1.94%	104,979	1.56%
Total	$6,958,993	100.00%	$6,820,774	100.00%	$6,742,526	100.00%

Classified loans to total loans	1.94%		1.94%		1.56%
Loans past due 30+ days to total loans	0.62%		0.66%		0.45%
ACL to non-performing loans	192.11%		234.12%		376.87%
The ratio of classified loans to total loans of 1.94% as of June 30, 2025, was unchanged from March 31, 2025, and increased 38 basis points from the comparative quarter ended 2024. The change in classified loans outstanding as compared to the trailing quarter represented an increase of $2.6 million. While the increase is concentrated within commercial real estate farmland, the corresponding loans are current as of the reporting date with no history of delinquency.

Loans past due 30 days or more decreased by $1.8 million during the quarter ended June 30, 2025, to $43.0 million, as compared to $44.8 million at March 31, 2025. The majority of loans identified as past due are well-secured by collateral, and approximately $12.4 million are less than 90 days delinquent.
Non-performing loans increased by $9.9 million during the quarter ended June 30, 2025 to $64.8 million as compared to $54.9 million at March 31, 2025. As noted above, this increase is concentrated within commercial real estate farmland and management continues to proactively work with these borrowers to identify actionable and appropriate resolution strategies which are customary for the industries. We anticipate that these actionable strategies will further benefit from the continued improvement in agricultural commodity prices, stable water supply, and growing crop demand. Of the $64.8 million loans designated as non-performing as of June 30, 2025, approximately $30.7 million are current or less than 30 days past due with respect to payments required under their existing loan agreements.
Management continues to proactively assess the repayment capacity of borrowers that will be subject to rate resets in the near term. To date this analysis as well as management's observations of loans that have experienced a rate reset, have resulted in an insignificant need to provide concessions to borrowers.
As of June 30, 2025, other real estate owned consisted of 9 properties with a carrying value of approximately $2.7 million, consistent with March 31, 2025. Non-performing assets of $67.5 million at June 30, 2025, represented 0.68% of total assets, a change from $57.5 million or 0.59% and $35.3 million or 0.36% as of March 31, 2025 and June 30, 2024, respectively.
Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
ATM and interchange fees	$6,590	$6,372	$218	3.4%
Service charges on deposit accounts	5,189	4,847	342	7.1%
Other service fees	1,485	1,286	199	15.5%
Mortgage banking service fees	438	438	—	—%
Change in value of mortgage servicing rights	(52)	(147)	95	64.6%
Total service charges and fees	13,650	12,796	854	6.7%
Increase in cash value of life insurance	842	831	11	1.3%
Asset management and commission income	1,635	1,359	276	20.3%
Gain on sale of loans	503	388	115	29.6%
Lease brokerage income	50	154	(104)	(67.5)%
Sale of customer checks	318	301	17	5.6%
(Loss) gain on sale or exchange of investment securities	4	(45)	49	108.9%
(Loss) gain on marketable equity securities	8	(121)	129	106.6%
Other	80	203	(123)	(60.6)%
Total other non-interest income	3,440	3,070	370	12.1%
Total non-interest income	$17,090	$15,866	$1,224	7.7%
Non-interest income increased $1.2 million or 7.7% to $17.1 million during the three months ended June 30, 2025, compared to $15.9 million during the comparative quarter ended June 30, 2024. Growth in deposit balances and related transactional activities contributed to elevated interchange fees and services charge income, which increased by $0.9 million. Further, elevated activity and volume of assets under management drove an increase of $0.3 million or 20.3% in asset management and commission income for the period ended June 30, 2025 as compared to the same period in 2024.

	Six months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
ATM and interchange fees	$12,696	$12,541	$155	1.2%
Service charges on deposit accounts	10,103	9,510	593	6.2%
Other service fees	2,844	2,652	192	7.2%
Mortgage banking service fees	877	866	11	1.3%
Change in value of mortgage servicing rights	(192)	(136)	(56)	41.2%
Total service charges and fees	26,328	25,433	895	3.5%
Increase in cash value of life insurance	1,662	1,634	28	1.7%
Asset management and commission income	3,123	2,487	636	25.6%
Gain on sale of loans	847	649	198	30.5%
Lease brokerage income	116	315	(199)	(63.2)%
Sale of customer checks	663	613	50	8.2%
Gain (loss) on sale or exchange of investment securities	(1,142)	(45)	(1,097)	(2,437.8)%
Gain (loss) on marketable equity securities	47	(149)	196	131.5%
Other	1,519	700	819	117.0%
Total other non-interest income	6,835	6,204	631	10.2%
Total non-interest income	$33,163	$31,637	$1,526	4.8%
Non-interest income increased $1.5 million or 4.8% to $33.2 million during the six months ended June 30, 2025, compared to $31.6 million during the comparative six months ended June 30, 2024. Service charges and customer fees are elevated in the 2025 period and resulted in an increase of $0.9 million as compared to the six months ended June 30, 2024. Further, as noted previously, elevated activity within asset management and commission income contributed to overall improvement in total non-interest income.

Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated:

	Three months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Base salaries, net of deferred loan origination costs	$25,757	$23,852	$1,905	8.0%
Incentive compensation	5,223	4,711	512	10.9%
Benefits and other compensation costs	7,306	6,838	468	6.8%
Total salaries and benefits expense	38,286	35,401	2,885	8.1%
Occupancy	4,200	4,063	137	3.4%
Data processing and software	4,959	5,094	(135)	(2.7)%
Equipment	1,189	1,330	(141)	(10.6)%
Intangible amortization	483	1,030	(547)	(53.1)%
Advertising	808	819	(11)	(1.3)%
ATM and POS network charges	1,843	1,987	(144)	(7.2)%
Professional fees	1,667	1,814	(147)	(8.1)%
Telecommunications	513	558	(45)	(8.1)%
Regulatory assessments and insurance	1,297	1,144	153	13.4%
Postage	385	340	45	13.2%
Operational losses	270	244	26	10.7%
Courier service	544	559	(15)	(2.7)%
Loss (gain) on disposal of fixed assets	5	1	4	400.0%
Other miscellaneous expense	4,682	3,955	727	18.4%
Total other non-interest expense	22,845	22,938	(93)	(0.4)%
Total non-interest expense	$61,131	$58,339	$2,792	4.8%
Average full time equivalent staff	1,171	1,160	11	0.9%
Total non-interest expense increased $2.8 million or 4.8% to $61.1 million during the three months ended June 30, 2025, as compared to $58.3 million for the quarter ended June 30, 2024. Total salaries and benefits expense increased by $2.9 million or 8.1%, reflecting the increase of $1.9 million in salaries, largely the result of routine merit increases and more recently strategic hiring focused on loan and deposit production; incentive compensation costs also increased by $0.5 million, reflecting elevated levels of production in both loans and deposits during the second quarter of 2025, as compared to 2024. Other non-interest expense line items generally evidenced broad based incremental decreases, slightly offset by elevated business travel, donations, as well as contract termination costs as noted above.

	Six months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Base salaries, net of deferred loan origination costs	$51,158	$47,872	$3,286	6.9%
Incentive compensation	9,261	7,968	1,293	16.2%
Benefits and other compensation costs	14,722	13,865	857	6.2%
Total salaries and benefits expense	75,141	69,705	5,436	7.8%
Occupancy	8,277	8,014	263	3.3%
Data processing and software	10,017	10,201	(184)	(1.8)%
Equipment	2,473	2,686	(213)	(7.9)%
Intangible amortization	997	2,060	(1,063)	(51.6)%
Advertising	2,012	1,581	431	27.3%
ATM and POS network charges	3,694	3,648	46	1.3%
Professional fees	3,185	3,154	31	1.0%
Telecommunications	1,001	1,069	(68)	(6.4)%
Regulatory assessments and insurance	2,580	2,395	185	7.7%
Postage	705	648	57	8.8%
Operational losses	694	596	98	16.4%
Courier service	1,032	1,039	(7)	(0.7)%
(Gain) loss on sale or acquisition of foreclosed assets	(3)	(38)	35	(92.1)%
(Gain) loss on disposal of fixed assets	90	6	84	1,400.0%
Other miscellaneous expense	8,821	8,079	742	9.2%
Total other non-interest expense	45,575	45,138	437	1.0%
Total non-interest expense	$120,716	$114,843	$5,873	5.1%
Average full time equivalent staff	1,183	1,174	9	0.8%
Non-interest expense increased $5.9 million or 5.1% to $120.7 million during the six months ended June 30, 2025, as compared to $114.8 million for the six months ended June 30, 2024. The largest component was salaries and benefits expense which increased $5.4 million or 7.8% to $75.1 million, largely for the reasons mentioned above. Other non-interest expense line items evidenced broad based but incremental increases, led by elevated business travel, donations, and non-recurring contract termination costs.
Income Taxes
The Company’s effective tax rate was 27.2% for the quarter ended June 30, 2025, as compared to 25.3% for the year ended March 31, 2025. Differences between the Company's effective tax rate and applicable federal and state blended statutory rate of approximately 29.6% are due to the proportion of non-taxable revenues, non-deductible expenses, and benefits from tax credits as compared to the levels of pre-tax earnings.
Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. The following is a comparison of the quarterly change in certain assets and liabilities:

Ending balances	June 30, 2025	March 31, 2025		Annualized % Change
(dollars in thousands)			$ Change
Total assets	$9,923,983	$9,819,599	$104,384	4.3%
Total loans	6,958,993	6,820,774	138,219	8.1
Total investments	1,936,954	1,979,116	(42,162)	(8.5)
Total deposits	8,375,809	8,205,332	170,477	8.3
Total other borrowings	17,788	91,706	(73,918)	(322.4)
Loans outstanding increased by $138.2 million or 8.1% on an annualized basis during the quarter ended June 30, 2025. During the quarter, loan originations/draws totaled approximately $457.7 million while payoffs/repayments of loans totaled $329.3 million, which compares to originations/draws and payoffs/repayments during the trailing quarter ended of $357.5 million and $321.3 million, respectively. Origination volume was elevated relative to recent quarters as interest rates have contracted from the highs experienced in early 2025, and the macro-economic outlook continues to improve for borrowers following the passage of tax and spending legislation that is expected to promote continued economic expansion, in addition to progress toward finalizing tariff policies with our largest trade partners. The activity within loan payoffs/repayments remains spread amongst numerous borrowers, regions and loan types.
Investment security balances decreased $42.2 million or 8.5% on an annualized basis during the quarter as a result of net prepayments/maturities of $64.5 million, partially offset by net increases in the market value of securities of $12.8 million and purchases of $10.2 million. Investment security purchases were comprised of fixed rate agency mortgage-backed securities. While management intends to primarily utilize cash flows from the investment security portfolio and organic deposit growth to support loan growth, excess liquidity will be utilized for purchases of investment securities to support net interest income growth and net interest margin expansion.

Deposit balances increased by $170.5 million or 8.3% annualized during the period, primarily due to increases in demand and savings deposit accounts. Other borrowings decreased by $73.9 million or 322.4% during the quarter following the repayment of all short-term FHLB advances.

Prior to September 30, 2025, management anticipates repayment to the holders of the North Valley Trust II, III and IV as well as the VRB Subordinated debt issued by TriCo, which had a total face value of $57.7 million, recorded book value of $60.0 million, and weighted average rate of 6.54% as of June 30, 2025.
The following is a comparison of the year over year change in certain assets and liabilities:

Ending balances	As of June 30,			% Change
(dollars in thousands)	2025	2024	$ Change
Total assets	$9,923,983	$9,741,399	$182,584	1.9%
Total loans	6,958,993	6,742,526	216,467	3.2
Total investments	1,936,954	2,086,090	(149,136)	(7.1)
Total deposits	8,375,809	8,050,230	325,579	4.0
Total other borrowings	17,788	247,773	(229,985)	(92.8)
Investment Securities
The following table presents the available for sale debt securities portfolio by major type as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$1,086,082	59.8%	$1,094,185	57.4%
Obligations of states and political subdivisions	212,571	11.7%	220,744	11.6%
Corporate bonds	5,503	0.3%	5,837	0.3%
Asset backed securities	263,679	14.5%	314,263	16.5%
Non-agency mortgage backed	247,541	13.7%	269,856	14.2%
Total debt securities available for sale	$1,815,376	100.0%	$1,904,885	100.0%

	June 30, 2025		December 31, 2024
(in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$98,940	97.3%	$109,155	97.6%
Obligations of states and political subdivisions	2,732	2.7%	2,711	2.4%
Total debt securities held to maturity	$101,672	100.0%	$111,866	100.0%
Investment securities held to maturity decreased $10.2 million to $101.7 million as of June 30, 2025, as compared to December 31, 2024. This decrease is attributable to calls and principal repayments of $10.1 million, and amortization of net purchase premiums of $0.1 million.
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
The following table shows the Company’s loan balances, net of deferred loan costs and discounts, as of the dates indicated:

(in thousands)	June 30, 2025		December 31, 2024
Commercial real estate	$4,730,732	68.0%	$4,577,632	67.6%
Consumer	1,288,691	18.5%	1,281,059	18.9%
Commercial and industrial	467,564	6.7%	471,271	7.0%
Construction	304,920	4.4%	279,933	4.1%
Agriculture production	161,457	2.3%	151,822	2.3%
Leases	5,629	0.1%	6,806	0.1%
Total loans	$6,958,993	100.0%	$6,768,523	100.0%

Nonperforming Assets
The following tables set forth the amount of the Company’s NPAs as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(in thousands)	June 30, 2025	December 31, 2024
Performing nonaccrual loans	$34,121	$19,543
Nonperforming nonaccrual loans	30,464	24,493
Total nonaccrual loans	64,585	44,036
Loans 90 days past due and still accruing	198	60
Total nonperforming loans	64,783	44,096
Foreclosed assets	2,683	2,786
Total nonperforming assets	$67,466	$46,882
Nonperforming assets to total assets	0.68%	0.48%
Nonperforming loans to total loans	0.93%	0.65%
Allowance for credit losses to nonperforming loans	192%	284%

Changes in nonperforming assets during the three months ended June 30, 2025

(in thousands)	Balance at March 31, 2025	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at June 30, 2025
Commercial real estate:
CRE non-owner occupied	$3,004	603	(59)	—	—	$3,548
CRE owner occupied	5,339	4,919	(3,582)	—	—	6,676
Multifamily	467	—	(7)	—	—	460
Farmland	21,472	14,655	(316)	—	—	35,811
Total commercial real estate loans	30,282	20,177	(3,964)	—	—	46,495
Consumer
SFR 1-4 1st DT liens	5,867	828	(319)	—	—	6,376
SFR HELOCs and junior liens	4,708	424	(346)	—	—	4,786
Other	262	218	(73)	(89)	—	318
Total consumer loans	10,837	1,470	(738)	(89)	—	11,480
Commercial and industrial	10,220	170	(108)	(8,384)	—	1,898
Construction	54	1,863	(3)	—	—	1,914
Agriculture production	3,461	202	(656)	(11)	—	2,996
Leases	—	—	—	—	—	—
Total nonperforming loans	54,854	23,882	(5,469)	(8,484)	—	64,783
Foreclosed assets	2,685	—		(2)	—	2,683
Total nonperforming assets	$57,539	23,882	(5,469)	(8,486)	—	$67,466
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the three months ended June 30, 2025 by $9.9 million or 17.3% to $67.5 million compared to $57.5 million at March 31, 2025. The increase in nonperforming assets during the second quarter of 2025 was primarily the result of nonperforming loan additions totaling $23.9 million, partially offset by pay-downs and upgrades, which totaled $5.5 million during the quarter, as well as $8.5 million in charge-offs. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the loan loss reserves associated with these loans is sufficient as of June 30, 2025.

(in thousands)	Balance at December 31, 2024	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at June 30, 2025
Commercial real estate:
CRE non-owner occupied	$3,017	603	(72)	—	—	$3,548
CRE owner occupied	3,874	6,538	(3,736)	—	—	6,676
Multifamily	480	—	(20)	—	—	460
Farmland	16,195	20,140	(524)	—	—	35,811
Total commercial real estate loans	23,566	27,281	(4,352)	—	—	46,495
Consumer
SFR 1-4 1st DT liens	5,979	1,134	(737)	—		6,376
SFR HELOCs and junior liens	3,868	1,593	(675)	—		4,786
Other	204	284	(80)	(90)		318
Total consumer loans	10,051	3,011	(1,492)	(90)	—	11,480
Commercial and industrial	9,765	978	(204)	(8,641)		1,898
Construction	57	1,863	(6)	—		1,914
Agriculture production	657	3,203	(853)	(11)		2,996
Leases	—	—	—	—		—
Total nonperforming loans	44,096	36,336	(6,907)	(8,742)	—	64,783
Foreclosed assets	2,786	—	(101)	(2)		2,683
Total nonperforming assets	$46,882	36,336	(7,008)	(8,744)	—	$67,466

(1) The table above does not include deposit overdraft charge-offs.
Loan charge-offs during the three months ended June 30, 2025
In the second quarter of 2025, the Company recorded $8.6 million in loan charge-offs and $0.1 million in loan recoveries which collectively resulted in $8.5 million in net charge-offs. Nearly all of the charge-offs were associated with loans that were individually analyzed and reserved for in prior periods and thus had limited impact on the provision for credit losses during the three months ended June 30, 2025.

The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses for loans as of the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Allowance for credit losses:
Allowance for collectively evaluated loans	$120,490	$120,741	$122,499
Allowance for individually evaluated loans	3,965	4,625	1,018
Total allowance for credit losses	$124,455	$125,366	$123,517
Allowance for credit losses for loans / total loans	1.79%	1.85%	1.83%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. For additional information on the current ACL methodology, see "Allowance for Credit Losses - Loans" within footnote 1 of the Company's 10-Q/10-K. Based on the current conditions of the loan portfolio, management believes that the $124.5 million allowance for loan losses at June 30, 2025 is adequate to absorb expected losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for credit losses on loans as of the dates indicated:

(in thousands)	June 30, 2025		December 31, 2024		June 30, 2024
Commercial real estate	$74,484	59.8%	$72,849	58.1%	$73,032	59.1%
Consumer	25,318	20.3%	27,463	21.9%	27,674	22.4%
Commercial and industrial	10,024	8.1%	14,397	11.5%	12,128	9.8%
Construction	10,995	8.8%	7,224	5.8%	7,466	6.0%
Agriculture production	3,609	3.0%	3,403	2.7%	3,180	2.7%
Leases	25	0.0%	30	0.0%	37	0.0%
Total allowance for credit losses	$124,455	100.0%	$125,366	100.0%	$123,517	100.0%
The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Commercial real estate	1.57%	1.59%	1.64%
Consumer	1.96%	2.14%	2.13%
Commercial and industrial	2.14%	3.05%	2.21%
Construction	3.61%	2.58%	2.63%
Agriculture production	2.24%	2.24%	2.27%
Leases	0.44%	0.44%	0.44%
Total loans	1.79%	1.85%	1.83%

The following table summarizes the activity in the allowance for credit losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Allowance for credit losses:
Balance at beginning of period	$128,423	$124,394	$125,366	$121,522
ACL on PCD loans	—	—	—	—
Provision for credit losses	4,525	335	7,188	4,350
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—	—	—
CRE owner occupied	—	—	—	—
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	(26)
SFR HELOCs and junior liens	—	(9)	—	(41)
Other	(200)	(118)	(317)	(368)
Commercial and industrial	(8,384)	(870)	(8,641)	(1,000)
Construction	—	—	—	—
Agriculture production	(11)	(613)	(11)	(1,450)
Leases	—	—	—	—
Total loans charged-off	(8,595)	(1,610)	(8,969)	(2,885)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	—	—	—	—
CRE owner occupied	1	1	1	1
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—
SFR HELOCs and junior liens	4	51	16	100
Other	36	81	73	121
Commercial and industrial	60	261	166	283
Construction	—	—	—	—
Agriculture production	1	4	614	25
Leases	—	—	—	—
Total recoveries of previously charged-off loans	102	398	870	530
Net charge-offs	(8,493)	(1,212)	(8,099)	(2,355)
Balance at end of period	$124,455	$123,517	$124,455	$123,517
Average total loans	$6,878,186	$6,792,303	$6,827,469	$6,789,072
Ratios (annualized):
Net (charge-offs) recoveries during period to average loans outstanding during period	(0.49)%	(0.07)%	(0.24)%	(0.07)%
Provision for credit losses to average loans outstanding during period	0.26%	0.02%	0.21%	0.13%

Foreclosed Assets, Net of Allowance for Losses
The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses, for the six months ended June 30, 2025:

(in thousands)	Balance at December 31, 2024	Sales	Valuation Adjustments	Transfers from Loans	Balance at June 30, 2025
Land & construction	$204	$—	$—	$—	$204
Residential real estate	1,683	(101)	(2)	—	1,580
Commercial real estate	899	—	—	—	899
Total foreclosed assets	$2,786	$(101)	$(2)	$—	$2,683
Deposits
During the six months ended June 30, 2025, the Company’s deposits increased by $288.2 million to $8.4 billion at quarter end. There were no brokered deposits included in the deposit balances as of June 30, 2025 and December 31, 2024. Estimated uninsured deposits totaled $2.8 billion and $2.5 billion as of June 30, 2025 and December 31, 2024, respectively.
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
During the three and six months ended June 30, 2025, the Company repurchased 379,978 and 469,632 shares with market values of $15.2 million and$18.9 million, respectively. In addition, the Company’s Tier 1 common equity and tangible capital ratios increased to 13.1% and 10.0%, respectively as of June 30, 2025, compared to 13.2% and 9.7%, respectively, as of December 31, 2024.
Total shareholders' equity increased by $11.3 million during the quarter ended June 30, 2025, as net income of $27.5 million and a $9.0 million decrease in accumulated other comprehensive losses were partially offset by $10.8 million in cash dividends on common stock and $15.7 million in share repurchase activity. As a result, the Company’s book value increased to $38.92 per share at June 30, 2025, compared to $38.17 at March 31, 2025. The Company’s tangible book value per share, a non-GAAP measure, calculated by subtracting goodwill and other intangible assets from total shareholders’ equity and dividing that sum by total shares outstanding, was $29.40 per share at June 30, 2025, as compared to $28.73 at March 31, 2025. Changes in the fair value of available-for-sale investment securities, net of deferred taxes, continue to create moderate levels of volatility in tangible book value per share. 15.7%
The following is a comparison of various capital ratios for the current period with the trailing quarter and applicable minimum regulatory requirements.

	June 30, 2025		December 31, 2024
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total risk based capital	15.6%	10.5%	15.7%	10.5%
Tier I capital	13.9%	8.5%	14.0%	8.5%
Common equity Tier 1 capital	13.1%	7.0%	13.2%	7.0%
Leverage	11.8%	4.0%	11.7%	4.0%
See Note 10 and Note 16 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

Prior to September 30, 2025, management anticipates providing notice of and repayment to the holders of the North Valley Trust II, III and IV as well as the VRB Subordinated debt issued by TriCo, which had a total face value of $57.7 million, recorded book value of $60.0 million, and weighted average rate of 6.54% as of June 30, 2025. The repayment of this debt will be facilitated through a cash dividend from the Bank to the Company, however, it is not anticipated to have any significant impact on the Bank's liquidity, shareholder equity or regulatory capital positions.

As of June 30, 2025, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depository shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with current and prospective covenants in credit agreements.

Liquidity
The Company's primary sources of liquidity include the following for the periods indicated:

(dollars in thousands)	June 30, 2025	December 31, 2024
Borrowing capacity at correspondent banks and FRB	$3,006,667	$2,882,859
Less: borrowings outstanding	—	(367,000)
Unpledged available-for-sale investment securities	1,005,774	1,435,990
Cash held or in transit with FRB	263,922	41,541
Total primary liquidity	$4,276,363	$3,993,390
At June 30, 2025, the Company's primary sources of liquidity represented 51% of total deposits and 153% of estimated total uninsured (excluding collateralized municipal deposits and intercompany balances) deposits, respectively. As secondary sources of liquidity, the Company's held-to-maturity investment securities had a fair value of $97.0 million, including approximately $4.7 million in net unrealized losses.
The Company’s profitability during the first six months of 2025 generated cash flows from operations of $53.8 million compared to $56.9 million during the first six months of 2024. Net cash from investing activities was $59.4 million for the six months ended June 30, 2025, compared to net cash from investing activities of $255.0 million during the six months ending 2024. Financing activities provided $174.9 million during the six months ended June 30, 2025, compared to using $204.1 million during the six months ended June 30, 2024.
The types of contractual obligations of the Company and Bank, include but are not limited to term subordinated debt, operating leases, deferred compensation and supplemental retirement plans as well as off-balance sheet commitments such as unfunded loans and letters of credit, are consistent with those as of December 31, 2024. However, as borrowings have been repaid, the borrowing capacity at correspondent banks has increased. In addition, as the balance of investment securities has declined, so has the balance of unpledged securities. In total, and as illustrated above, the balance of total primary liquidity has increased during the first half of 2025.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments, which have historically included dividends to shareholders, scheduled debt service payments, and general operations. Shareholder dividends are expected to continue subject to the Board’s discretion and management's continuing evaluation of capital levels, earnings, asset quality and other factors. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to cover the Company's cash flow needs. However, the Company and its ability to generate liquidity through either the issuance of stock or debt, also serves as a potential source of strength for the Bank. Dividends paid by the Company to holders of its common stock used $21.6 million and $21.9 million of cash during the six months ended June 30, 2025 and 2024, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

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

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net interest margin
Acquired loans discount accretion, net:
Amount (included in interest income)	$1,247	$850	$3,242	$2,182
Effect on average loan yield	0.08%	0.05%	0.09%	0.06%
Effect on net interest margin (FTE)	0.06%	0.04%	0.07%	0.05%
Net interest margin (FTE)	3.88%	3.68%	3.81%	3.68%
Net interest margin less effect of acquired loan discount accretion (Non-GAAP)	3.82%	3.64%	3.73%	3.63%

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Pre-tax pre-provision return on average assets or equity
Net income (GAAP)	$27,542	$29,034	$53,905	$56,783
Exclude provision for income taxes	10,271	10,085	19,210	20,034
Exclude provision for credit losses	4,665	405	8,393	4,710
Net income before income tax and provision expense (Non-GAAP)	$42,478	$39,524	$81,508	$81,527

Average assets (GAAP)	$9,778,834	$9,782,228	$9,793,444	$9,819,012
Average equity (GAAP)	$1,273,092	$1,169,324	$1,262,602	$1,171,958

Return on average assets (GAAP) (annualized)	1.13%	1.19%	1.11%	1.16%
Pre-tax pre-provision return on average assets (Non-GAAP) (annualized)	1.74%	1.63%	1.68%	1.67%
Return on average equity (GAAP) (annualized)	8.68%	9.99%	8.61%	9.74%
Pre-tax pre-provision return on average equity (Non-GAAP) (annualized)	13.38%	13.59%	13.02%	13.95%

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Return on tangible common equity
Average total shareholders' equity	$1,273,092	$1,169,324	$1,262,602	$1,171,958
Exclude average goodwill	304,442	304,442	304,442	304,442
Exclude average other intangibles	5,743	9,007	5,987	9,522
Average tangible common equity (Non-GAAP)	$962,907	$855,875	$952,173	$857,994

Net income (GAAP)	$27,542	$29,034	$53,905	$56,783
Exclude amortization of intangible assets, net of tax effect	340	725	702	1,451
Tangible net income available to common shareholders (Non-GAAP)	$27,882	$29,759	$54,607	$58,234

Return on average equity (GAAP) (annualized)	8.68%	9.99%	8.61%	9.74%
Return on average tangible common equity (Non-GAAP)	11.61%	13.98%	11.57%	13.65%

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Tangible shareholders' equity to tangible assets
Shareholders' equity (GAAP)	$1,266,823	$1,220,907
Exclude goodwill and other intangible assets, net	309,877	310,874
Tangible shareholders' equity (Non-GAAP)	$956,946	$910,033

Total assets (GAAP)	$9,923,983	$9,673,728
Exclude goodwill and other intangible assets, net	309,877	310,874
Total tangible assets (Non-GAAP)	$9,614,106	$9,362,854

Shareholders' equity to total assets (GAAP)	12.77%	12.62%
Tangible shareholders' equity to tangible assets (Non-GAAP)	9.95%	9.72%

	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Tangible common shareholders' equity per share
Tangible shareholders' equity (Non-GAAP)	$956,946	$910,033
Common shares outstanding at end of period	32,550,264	32,970,425

Common shareholders' equity (book value) per share (GAAP)	$38.92	$37.03
Tangible common shareholders' equity (tangible book value) per share (Non-GAAP)	$29.40	$27.60

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates as well as the mix shift of interest earning assets and interest bearing liabilities occurring subsequent to December 31, 2024, the following update of the Company’s assessment of market risk as of June 30, 2025 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2024.
As of June 30, 2025, the Company's loan portfolio consisted of approximately $7.0 billion in outstanding principal with a weighted average coupon rate of 5.57%. During the three-month periods ending June 30, 2025, March 31, 2025, and June 30, 2024, the weighted average coupon on loan production in the quarter was 6.43%, 6.73% and 7.98%, respectively. Included in the June 30, 2025 total loans balance are adjustable rate loans totaling $4.5 billion, of which $0.9 billion are considered floating based on the Wall Street Prime index. In addition, the Company holds certain investment securities with fair values totaling $282.9 million which are subject to repricing on not less than a quarterly basis.
Management funds the acquisition of nearly all of its earning assets through its core deposit gathering activities. As of June 30, 2025, non-interest bearing deposits represented 30.6% of total deposits. Further, during the quarter ended June 30, 2025, the cost of interest bearing deposits were 1.97% and the cost of total deposits were 1.37%. With the intent of increasing net interest income, management intends to continue to deploy its excess liquidity and/or seek to migrate certain earning assets into higher yielding categories. However, in situations where deposit balances contract, management may rely upon various borrowing facilities or utilize brokered deposits. Through the first quarter of 2025 and during the entire 2024 year, management did not utilize any brokered deposits. Management did however utilize borrowing lines from the FHLB, both overnight and term structured up to 12 months, during this same period. There were no FHLB borrowings outstanding as of June 30, 2025.
As of June 30, 2025 the overnight Federal funds effective rate, the rate primarily used in these interest rate shock scenarios, was 4.33%. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve month period utilizing a interest sensitivity (GAP) analysis based on the Company's specific mix of interest earning assets and interest bearing liabilities as of June 30, 2025.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+300 (shock)	(8.7)%	(1.7)%
+200 (shock)	(3.9)%	(1.0)%
+100 (shock)	(1.9)%	(0.1)%
+ 0 (flat)	—	—
-100 (shock)	—%	(2.8)%
-200 (shock)	(0.5)%	(8.1)%
-300 (shock)	0.9%	(15.5)%

Item 4.    Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.
During the three months ended June 30, 2025, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs at period end (2)
April 1-30, 2025	28,671	$38.30	28,671	712,198
May 1-31, 2025	179,859	40.27	176,258	535,940
June 1-30, 2025	182,990	40.19	175,049	360,891
Total	391,520	$40.09	379,978
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

Item 5 — Other Information

Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

(c) During the three and six months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in item 408 of Regulation S-K) for the purchase or sale of the Company's common stock.

Item 6 – Exhibits
EXHIBIT INDEX

Exhibit No.	Exhibit

10.1*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Executives pursuant to TriCo’s 2024 Equity Incentive Plan

10.2*	Form of Restricted Stock Unit Agreement and Grant Notice for Executives pursuant to TriCo’s 2024 Equity Incentive Plan

10.3*	Form of Performance Award Agreement and Grant Notice for Non-Executives pursuant to TriCo’s 2024 Equity Incentive Plan

10.4*	Form of Performance Award Agreement and Grant Notice for Executives pursuant to TriCo’s 2024 Equity Incentive Plan

10.5*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-employee Directors pursuant to TriCo's 2024 Equity Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRICO BANCSHARES
(Registrant)

Date: August 11, 2025	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)