Form 10-Q
period 2025-09-30
TRICO BANCSHARES /
filed 2025-11-10
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: September 30, 2025

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
Common stock, no par value: 32,511,648 shares outstanding as of November 7, 2025.

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	September 30, 2025	December 31, 2024
Assets:
Cash and due from banks	$100,693	$85,409
Cash at Federal Reserve and other banks	198,127	59,547
Cash and cash equivalents	298,820	144,956
Investment securities:
Marketable equity securities	2,681	2,609
Available for sale debt securities, at fair value (amortized cost of $1,906,961 and $2,138,533)	1,740,756	1,904,885
Held to maturity debt securities, at amortized cost, net of allowance for credit losses of $0	95,446	111,866
Restricted equity securities	17,250	17,250
Loans held for sale	2,785	709
Loans	7,006,824	6,768,523
Allowance for credit losses	(124,571)	(125,366)
Total loans, net	6,882,253	6,643,157
Premises and equipment, net	70,509	70,287
Cash value of life insurance	136,391	140,149
Accrued interest receivable	32,126	34,810
Goodwill	304,442	304,442
Other intangible assets, net	4,953	6,432
Operating leases, right-of-use	25,917	23,529
Other assets	264,507	268,647
Total assets	$9,878,836	$9,673,728
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,544,306	$2,548,613
Interest-bearing	5,790,155	5,538,963
Total deposits	8,334,461	8,087,576
Accrued interest payable	8,241	11,501
Operating lease liability	27,683	25,437
Other liabilities	145,869	137,506
Other borrowings	17,039	89,610
Junior subordinated debt	41,238	101,191
Total liabilities	8,574,531	8,452,821
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, no par value: 50,000,000 shares authorized; 32,506,880 and 32,970,425 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	685,594	693,462
Retained earnings	723,668	679,907
Accumulated other comprehensive loss, net of tax	(104,957)	(152,462)
Total shareholders’ equity	1,304,305	1,220,907
Total liabilities and shareholders’ equity	$9,878,836	$9,673,728
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest and dividend income:
Loans, including fees	$101,004	$98,085	$295,077	$292,799
Investments:
Taxable securities	14,945	16,812	44,866	50,878
Tax exempt securities	872	897	2,635	2,729
Dividends	376	376	1,128	1,143
Interest bearing cash at Federal Reserve and other banks	2,790	1,177	6,719	2,247
Total interest and dividend income	119,987	117,347	350,425	349,796
Interest expense:
Deposits	29,201	30,688	86,104	83,238
Other borrowings	3	2,144	1,064	13,640
Junior subordinated debt	1,228	1,904	4,641	5,574
Total interest expense	30,432	34,736	91,809	102,452
Net interest income	89,555	82,611	258,616	247,344
Provision for credit losses	670	220	9,063	4,930
Net interest income after credit loss provision	88,885	82,391	249,553	242,414
Non-interest income:
Service charges and fees	13,751	12,782	40,079	38,215
Gain on sale of loans	327	549	1,174	1,198
Gain (loss) on sale or exchange of investment securities	(2,124)	2	(3,266)	(43)
Asset management and commission income	1,932	1,502	5,055	3,989
Increase in cash value of life insurance	871	786	2,533	2,420
Other	3,250	874	5,595	2,353
Total non-interest income	18,007	16,495	51,170	48,132
Non-interest expense:
Salaries and related benefits	37,729	35,550	112,870	105,255
Other	22,695	23,937	68,270	69,075
Total non-interest expense	60,424	59,487	181,140	174,330
Income before provision for income taxes	46,468	39,399	119,583	116,216
Provision for income taxes	12,449	10,348	31,659	30,382
Net income	$34,019	$29,051	$87,924	$85,834
Per share data:
Basic earnings per share	$1.04	$0.88	$2.68	$2.59
Diluted earnings per share	$1.04	$0.88	$2.67	$2.58
Dividends per share	$0.36	$0.33	$1.02	$0.99
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$34,019	$29,051	$87,924	$85,834
Other comprehensive income, net of tax:
Unrealized gains on available for sale securities arising during the period	16,399	44,538	47,505	36,192
Change in minimum pension liability	—	—	—	—
Change in joint beneficiary agreements	—	—	—	—
Other comprehensive income	16,399	44,538	47,505	36,192
Comprehensive income	$50,418	$73,589	$135,429	$122,026

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

Balance at	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2024	32,989,327	$691,878	$644,687	$(161,515)	$1,175,050
Net income			29,051		29,051
Other comprehensive income (loss)				44,538	44,538
Stock options exercised	7,500	174			174
RSU vesting		809			809
PSU vesting		348			348
RSUs released	5,232				—
PSUs released	—				—
Repurchase of common stock	(1,551)	(33)	(34)		(67)
Dividends paid ($0.33 per share)			(10,888)		(10,888)
Three months ended September 30, 2024	33,000,508	$693,176	$662,816	$(116,977)	$1,239,015

Balance at July 1, 2025	32,550,264	$685,489	$702,690	$(121,356)	$1,266,823
Net income			34,019		34,019
Other comprehensive income (loss)				16,399	16,399
Stock options exercised	—	—			—
RSU vesting		874			874
PSU vesting		411			411
RSUs released	4,710				—
PSUs released	7,911				—
Repurchase of common stock	(56,005)	(1,180)	(1,324)		(2,504)
Dividends paid ($0.36 per share)			(11,717)		(11,717)
Three months ended September 30, 2025	32,506,880	$685,594	$723,668	$(104,957)	$1,304,305

Balance at January 1, 2024	33,268,102	$697,349	$615,502	$(153,169)	$1,159,682
Net income			85,834		85,834
Other comprehensive income (loss)				36,192	36,192
Stock options exercised	7,500	174			174
RSU vesting		2,428			2,428
PSU vesting		1,122			1,122
RSUs released	69,043				—
PSUs released	32,248				—
Repurchase of common stock	(376,385)	(7,897)	(5,754)		(13,651)
Dividends paid ($0.99 per share)			(32,766)		(32,766)
Nine months ended September 30, 2024	33,000,508	693,176	662,816	(116,977)	1,239,015

Balance at January 1, 2025	32,970,425	$693,462	$679,907	$(152,462)	$1,220,907
Net income			87,924		87,924
Other comprehensive income (loss)				47,505	47,505
Stock options exercised	—	—			—
RSU vesting		2,554			2,554
PSU vesting		1,106			1,106
RSUs released	75,845				—
PSUs released	7,911				—
Repurchase of common stock	(547,301)	(11,528)	(10,798)		(22,326)
Dividends paid ($1.02 per share)			(33,365)		(33,365)
Nine months ended September 30, 2025	32,506,880	$685,594	$723,668	$(104,957)	$1,304,305
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the nine months ended September 30,
	2025	2024
Operating activities:
Net income	$87,924	$85,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	4,674	4,562
Amortization of intangible assets	1,479	3,090
Provision for credit losses	9,063	4,670
Amortization of investment securities premium, net	1,434	511
Loss on sale of investment securities	3,266	43
Originations of loans for sale	(54,156)	(48,197)
Proceeds from sale of loans originated for sale	52,825	47,476
Gain on sale of loans	(1,174)	(1,198)
Change in fair market value of mortgage servicing rights	297	468
Gain on transfer of loans to foreclosed assets	—	(38)
(Gain) loss on sale of foreclosed assets	(3)	26
Change in the market value of foreclosed assets	3	262
Operating lease expense payments	(4,583)	(4,658)
Loss on disposal of fixed assets	111	12
Increase in cash value of life insurance	(2,533)	(2,420)
Gain on life insurance death benefit	(1,209)	—
(Gain) loss on marketable equity securities	(72)	(121)
Equity compensation vesting expense	3,660	3,550
Gain on extinguishment of junior subordinated debt	(2,504)	—
Change in:
Interest receivable	2,684	3,707
Interest payable	(3,260)	3,219
Amortization of operating lease ROUA	4,441	4,481
Other assets and liabilities, net	(3,534)	(19,812)
Net cash from operating activities	98,833	85,467
Investing activities:
Proceeds from maturities of securities available for sale	266,581	315,627
Proceeds from maturities of securities held to maturity	16,290	16,074
Proceeds from sale and calls of available for sale securities	58,512	31,534
Purchases of securities available for sale	(98,091)	(122,873)
Loan origination and principal collections, net	(249,761)	107,690
Proceeds from sale of other real estate owned	103	149
Purchases of premises and equipment	(4,585)	(3,250)
Proceeds from the payment of life insurance benefits	7,312	—
Net cash from (used by) investing activities	(3,639)	344,951
Financing activities:
Net change in deposits	246,885	203,053
Net change in other borrowings	(72,571)	(365,815)
Repurchase of common stock	(22,326)	(13,651)
Dividends paid	(33,365)	(32,766)
Retirement of junior subordinated debt, net	(59,953)	—
Exercise of stock options	—	174
Net cash from (used by) financing activities	58,670	(209,005)
Net change in cash and cash equivalents	153,864	221,413
Cash and cash equivalents, beginning of period	144,956	98,701
Cash and cash equivalents, end of period	$298,820	$320,114

See accompanying notes to unaudited condensed consolidated financial statements.
Supplemental disclosure of noncash activities:
Unrealized gain on securities available for sale	$67,443	$51,383
Market value of shares tendered in-lieu of cash to pay for exercise of equity and/or related taxes	1,072	1,168
Obligations incurred in conjunction with leased assets	6,000	2,226
Life insurance receivable	103	—
Loans transferred to foreclosed assets	2,747	458
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$95,069	$99,233
Cash paid for income taxes	22,600	27,200

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
The Company maintains two capital subsidiary business trusts (collectively, the “Capital Trusts”), both organized by the Company. For financial reporting purposes, the Company’s remaining investments in the Capital Trusts of $1.2 million are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet.
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
Allowance for Credit Losses - Securities
The Company measures expected credit losses on HTM debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on HTM debt securities was considered insignificant at September 30, 2025 and December 31, 2024 and is therefore excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized for any period reported.
The Company evaluates AFS debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the nine-month periods ended September 30, 2025 and 2024, respectively.
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
• Requires disclosure of the amount of net income taxes paid for federal, state, and foreign taxes, including amounts in each jurisdiction where net taxes paid are equal to or greater than a 5% quantitative threshold.
• Requires disclosure of pre-tax income disaggregated between domestic and foreign tax jurisdictions, as well as income tax expense disaggregated by federal, state, and foreign jurisdictions.	• Effective for fiscal years beginning after December 15, 2024, with first disclosure additions to be included in the 2025 Annual Report on Form 10-K.
• The amendments should be applied on a prospective basis, but retrospective application is permitted.
• The adoption is not expected to result in a material impact on the Company's consolidated financial statements.

Note 2 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	September 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,183,001	$1,323	$(122,177)	$1,062,147
Obligations of states and political subdivisions	240,306	64	(22,771)	217,599
Corporate bonds	4,944	2	(66)	4,880
Asset backed securities	280,761	321	(1,718)	279,364
Non-agency collateralized mortgage obligations	197,949	240	(21,423)	176,766
Total debt securities available for sale	$1,906,961	$1,950	$(168,155)	$1,740,756
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$93,882	$3	$(4,138)	89,747
Obligations of states and political subdivisions	1,564	—	(12)	1,552
Total debt securities held to maturity	$95,446	$3	$(4,150)	$91,299

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,268,654	$16	$(174,485)	$1,094,185
Obligations of states and political subdivisions	249,627	66	(28,949)	220,744
Corporate bonds	6,182	—	(345)	5,837
Asset backed securities	314,814	687	(1,238)	314,263
Non-agency collateralized mortgage obligations	299,256	238	(29,638)	269,856
Total debt securities available for sale	$2,138,533	$1,007	$(234,655)	$1,904,885
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$109,155	$3	$(7,443)	$101,715
Obligations of states and political subdivisions	2,711	2	(79)	2,634
Total debt securities held to maturity	$111,866	$5	$(7,522)	$104,349
Proceeds from the sale of available for sale investment securities totaled $28.5 million for the three months ended September 30, 2025 which resulted in gross realized losses of $2.1 million. There were no available for sale investment securities sold during the three months ended September 30, 2024. Proceeds from the sale of available for sale investment securities totaled $58.5 million and $28.6 million for the nine months ended September 30, 2025 and 2024, respectively, resulting in gross realized losses of $3.3 million and $2.9 million, respectively.
Investment securities with an aggregate carrying value of $853.6 million and $716.0 million at September 30, 2025 and December 31, 2024, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at September 30, 2025 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2025, obligations of the U.S. government and agencies with a cost basis totaling $1.2 billion consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by the U.S. government and agencies is categorized based on final maturity date. At September 30, 2025, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.00 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.
As of September 30, 2025, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$117	$117	$—	$—
Due after one year through five years	62,087	60,420	2,511	2,475
Due after five years through ten years	158,524	148,757	91,981	87,905
Due after ten years	1,686,233	1,531,462	954	919
Totals	$1,906,961	$1,740,756	$95,446	$91,299
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of September 30, 2025, the Company has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance for credit losses related to investment securities as of September 30, 2025 or December 31, 2024.

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

September 30, 2025:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$24,696	$(292)	$938,888	$(121,885)	$963,584	$(122,177)
Obligations of states and political subdivisions	4,090	(123)	206,521	(22,648)	210,611	(22,771)
Corporate bonds	497	(1)	2,650	(65)	3,147	(66)
Asset backed securities	24,169	(128)	71,006	(1,590)	95,175	(1,718)
Non-agency collateralized mortgage obligations	10,683	(4)	134,864	(21,419)	145,547	(21,423)
Total debt securities available for sale	$64,135	$(548)	$1,353,929	$(167,607)	$1,418,064	$(168,155)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$89,587	$(4,138)	$89,587	$(4,138)
Obligations of states and political subdivisions	—	—	1,552	(12)	1,552	(12)
Total debt securities held to maturity	$—	$—	$91,139	$(4,150)	$91,139	$(4,150)

December 31, 2024:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$63,714	$(842)	$1,021,654	$(173,643)	$1,085,368	$(174,485)
Obligations of states and political subdivisions	7,457	(140)	208,063	(28,809)	215,520	(28,949)
Corporate bonds	1,229	(17)	4,608	(328)	5,837	(345)
Asset backed securities	44,707	(30)	75,734	(1,208)	120,441	(1,238)
Non-agency collateralized mortgage obligations	—	—	236,671	(29,638)	236,671	(29,638)
Total debt securities available for sale	$117,107	$(1,029)	$1,546,730	$(233,626)	$1,663,837	$(234,655)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$101,553	$(7,443)	$101,553	$(7,443)
Obligations of states and political subdivisions	—	—	1,485	(79)	1,485	(79)
Total debt securities held to maturity	$—	$—	$103,038	$(7,522)	$103,038	$(7,522)
Obligations of U.S. government agencies: The unrealized losses on investments in obligations of U.S. government agencies are caused by interest rate increases and illiquidity. The contractual cash flows of these securities are guaranteed by U.S. Government Sponsored Entities (principally Fannie Mae and Freddie Mac). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of September 30, 2025. At September 30, 2025, 133 debt securities representing obligations of U.S. government agencies had unrealized losses with aggregate depreciation of 11.25% from the Company’s amortized cost basis.
Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of September 30, 2025. At September 30, 2025, 147 debt securities representing obligations of states and political subdivisions had unrealized losses with aggregate depreciation of 9.76% from the Company’s amortized cost basis.
Corporate bonds: The unrealized losses on investments in corporate bonds were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of September 30, 2025. At September 30, 2025, 4 debt securities representing corporate bonds had unrealized losses with aggregate depreciation of 2.05% from the Company’s amortized cost basis.
Asset backed securities: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors for these types of securities. At the time of purchase, each of these securities was rated AA or AAA and through September 30, 2025 has not experienced any deterioration in credit rating. At September 30, 2025, 18 asset backed securities had unrealized losses with aggregate depreciation of 1.77% from the Company’s amortized cost basis. The Company continues to monitor these securities for changes in credit rating or other indications of credit deterioration. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of September 30, 2025.
Non-agency collateralized mortgage obligations: The unrealized losses on investments in asset backed securities were caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because management believes the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no impairment on these securities and there has been no credit losses recorded as of September 30, 2025. At September 30, 2025, 14 asset backed securities had unrealized losses with aggregate depreciation of 12.83% from the Company’s amortized cost basis.
The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	September 30, 2025		December 31, 2024
(in thousands)	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
Obligations of U.S. government agencies	$93,882	$—	$109,155	$—
Obligations of states and political subdivisions	1,564	—	2,711	—
Total debt securities held to maturity	$95,446	$—	$111,866	$—

Note 3 – Loans
A summary of loan balances at amortized cost are as follows:

(in thousands)	September 30, 2025	December 31, 2024
Commercial real estate:
CRE non-owner occupied	$2,449,676	$2,323,036
CRE owner occupied	1,037,517	961,415
Multifamily	1,048,144	1,028,035
Farmland	258,057	265,146
Total commercial real estate loans	4,793,394	4,577,632
Consumer:
SFR 1-4 1st DT liens	848,696	859,660
SFR HELOCs and junior liens	402,084	363,420
Other	43,129	57,979
Total consumer loans	1,293,909	1,281,059
Commercial and industrial	453,221	471,271
Construction	298,774	279,933
Agriculture production	162,338	151,822
Leases	5,188	6,806
Total loans, net of deferred loan fees and discounts	$7,006,824	$6,768,523
Total principal balance of loans owed, net of charge-offs	$7,038,025	$6,804,113
Unamortized net deferred loan fees	(15,120)	(15,283)
Discounts to principal balance of loans owed, net of charge-offs	(16,081)	(20,307)
Total loans, net of unamortized deferred loan fees and discounts	$7,006,824	$6,768,523
Allowance for credit losses on loans	$(124,571)	$(125,366)

Note 4 – Allowance for Credit Losses
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Three months ended September 30, 2025
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$40,921	$—	$—	$258	$41,179
CRE owner occupied	11,578	—	—	352	11,930
Multifamily	15,097	—	—	609	15,706
Farmland	6,888	—	—	(686)	6,202
Total commercial real estate loans	74,484	—	—	533	75,017
Consumer:
SFR 1-4 1st DT liens	11,135	—	—	(113)	11,022
SFR HELOCs and junior liens	12,021	—	4	337	12,362
Other	2,162	(142)	30	314	2,364
Total consumer loans	25,318	(142)	34	538	25,748
Commercial and industrial	10,024	(595)	89	(429)	9,089
Construction	10,995	—	—	(203)	10,792
Agriculture production	3,609	—	—	292	3,901
Leases	25	—	—	(1)	24
Allowance for credit losses on loans	124,455	(737)	123	730	124,571
Reserve for unfunded commitments	7,205	—	—	(60)	7,145
Total	$131,660	$(737)	$123	$670	$131,716

	Allowance for credit losses – Nine months ended September 30, 2025
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$37,229	$—	$—	$3,950	$41,179
CRE owner occupied	15,747	—	1	(3,818)	11,930
Multifamily	15,913	—	—	(207)	15,706
Farmland	3,960	—	—	2,242	6,202
Total commercial real estate loans	72,849	—	1	2,167	75,017
Consumer:
SFR 1-4 1st DT liens	14,227	—	—	(3,205)	11,022
SFR HELOCs and junior liens	10,411	—	20	1,931	12,362
Other	2,825	(459)	103	(105)	2,364
Total consumer loans	27,463	(459)	123	(1,379)	25,748
Commercial and industrial	14,397	(9,236)	255	3,673	9,089
Construction	7,224	—	—	3,568	10,792
Agriculture production	3,403	(11)	614	(105)	3,901
Leases	30	—	—	(6)	24
Allowance for credit losses on loans	125,366	(9,706)	993	7,918	124,571
Reserve for unfunded commitments	6,000	—	—	1,145	7,145
Total	$131,366	$(9,706)	$993	$9,063	$131,716

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2025	2024	2023	2022	2021	Prior
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$168,168	$187,415	$178,194	$422,035	$283,409	$1,032,094	$139,800	$—	$2,411,115
Special Mention	—	—	10,529	1,647	3,670	3,220	779	—	19,845
Substandard	—	—	—	1,732	—	16,984	—	—	18,716
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$168,168	$187,415	$188,723	$425,414	$287,079	$1,052,298	$140,579	$—	$2,449,676
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$131,947	$80,780	$79,735	$180,707	$173,012	$316,633	$35,444	$—	$998,258
Special Mention	4,930	136	363	4,524	242	6,790	5,184	—	22,169
Substandard	—	—	—	7,361	3,205	6,307	217	—	17,090
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$136,877	$80,916	$80,098	$192,592	$176,459	$329,730	$40,845	$—	$1,037,517
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2025	2024	2023	2022	2021	Prior
Commercial real estate:
Multifamily risk ratings
Pass	$52,473	$68,410	$27,604	$189,971	$291,377	$364,101	$37,197	$—	$1,031,133
Special Mention	—	—	—	—	446	204	2,686	—	3,336
Substandard	—	—	—	446	—	13,229	—	—	13,675
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$52,473	$68,410	$27,604	$190,417	$291,823	$377,534	$39,883	$—	$1,048,144
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$6,147	$23,236	$18,409	$35,158	$17,900	$49,634	$33,599	$—	$184,083
Special Mention	627	—	—	2,051	2,640	5,909	2,719	—	13,946
Substandard	—	—	820	9,682	23,880	10,110	15,536	—	60,028
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$6,774	$23,236	$19,229	$46,891	$44,420	$65,653	$51,854	$—	$258,057
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$56,090	$55,497	$94,852	$162,323	$226,607	$233,572	$—	$5,373	$834,314
Special Mention	—	—	—	285	3,015	1,449	—	312	5,061
Substandard	—	—	228	129	4,110	4,176	—	678	9,321
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$56,090	$55,497	$95,080	$162,737	$233,732	$239,197	$—	$6,363	$848,696
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR HELOCs and junior liens risk ratings
Pass	$1,519	$—	$—	$—	$—	$56	$380,086	$5,140	$386,801
Special Mention	—	—	—	—	—	—	9,089	431	9,520
Substandard	—	—	—	—	—	—	5,459	304	5,763
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$1,519	$—	$—	$—	$—	$56	$394,634	$5,875	$402,084
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
Other risk ratings
Pass	$2,845	$5,320	$15,407	$4,366	$4,402	$8,536	$571	$—	$41,447
Special Mention	5	65	202	2	207	164	35	—	680
Substandard	—	4	258	286	194	259	1	—	1,002
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$2,850	$5,389	$15,867	$4,654	$4,803	$8,959	$607	$—	$43,129
Year-to-date gross charge-offs	$358	$65	$15	$—	$—	$4	$17	$—	$459

	Term Loans Amortized Cost Basis by Origination Year – As of September 30, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2025	2024	2023	2022	2021	Prior
Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$93,800	$46,685	$34,892	$59,627	$19,804	$6,706	$177,143	$86	$438,743
Special Mention	—	423	2,988	1,646	489	143	5,393	—	11,082
Substandard	—	196	102	335	708	381	1,627	47	3,396
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$93,800	$47,304	$37,982	$61,608	$21,001	$7,230	$184,163	$133	$453,221
Year-to-date gross charge-offs	$411	$95	$—	$—	$58	$—	$8,672	$—	$9,236

Construction loans:
Construction risk ratings
Pass	$27,254	$76,636	$122,763	$48,900	$7,710	$13,226	$—	$—	$296,489
Special Mention	373	—	—	—	—	—	—	—	373
Substandard	—	—	—	885	529	498	—	—	1,912
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$27,627	$76,636	$122,763	$49,785	$8,239	$13,724	$—	$—	$298,774
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$1,231	$756	$1,118	$1,620	$442	$7,392	$145,549	$—	$158,108
Special Mention	—	—	—	—	—	—	3,340	—	3,340
Substandard	—	—	—	116	269	188	317	—	890
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$1,231	$756	$1,118	$1,736	$711	$7,580	$149,206	$—	$162,338
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$11	$—	$—	$11

Leases:
Lease risk ratings
Pass	$5,188	$—	$—	$—	$—	$—	$—	$—	$5,188
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$5,188	$—	$—	$—	$—	$—	$—	$—	$5,188
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$546,662	$544,735	$572,974	$1,104,707	$1,024,663	$2,031,950	$949,389	$10,599	$6,785,679
Special Mention	5,935	624	14,082	10,155	10,709	17,879	29,225	743	89,352
Substandard	—	200	1,408	20,972	32,895	52,132	23,157	1,029	131,793
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$552,597	$545,559	$588,464	$1,135,834	$1,068,267	$2,101,961	$1,001,771	$12,371	$7,006,824
Year-to-date gross charge-offs	$769	$160	$15	$—	$58	$15	$8,689	$—	$9,706

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2024	2023	2022	2021	2019	Prior
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$184,623	$177,650	$408,129	$282,953	$152,278	$909,735	$163,628	$—	$2,278,996
Special Mention	—	836	1,688	—	—	24,840	506	—	27,870
Substandard	—	—	—	—	—	16,170	—	—	16,170
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$184,623	$178,486	$409,817	$282,953	$152,278	$950,745	$164,134	$—	$2,323,036
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$83,320	$75,804	$191,619	$177,134	$104,490	$254,282	$35,961	$—	$922,610
Special Mention	1,618	—	2,699	1,731	206	11,950	—	—	18,204
Substandard	—	242	7,798	5,380	3,490	3,644	47	—	20,601
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$84,938	$76,046	$202,116	$184,245	$108,186	$269,876	$36,008	$—	$961,415
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Multifamily risk ratings
Pass	$65,376	$27,904	$171,470	$294,317	$117,889	$289,229	$44,816	$—	$1,011,001
Special Mention	—	—	—	11,926	—	207	3,393	—	15,526
Substandard	—	—	480	—	554	474	—	—	1,508
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$65,376	$27,904	$171,950	$306,243	$118,443	$289,910	$48,209	$—	$1,028,035
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$23,780	$18,205	$45,582	$20,832	$15,066	$36,909	$44,083	$—	$204,457
Special Mention	—	—	2,057	7,944	47	3,764	1,356	—	15,168
Substandard	—	2,770	—	20,414	—	10,416	11,921	—	45,521
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$23,780	$20,975	$47,639	$49,190	$15,113	$51,089	$57,360	$—	$265,146
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$60,203	$113,467	$173,217	$241,388	$115,915	$137,361	$—	$3,952	$845,503
Special Mention	—	—	60	—	—	892	—	239	1,191
Substandard	—	244	137	3,467	2,092	6,393	—	633	12,966
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$60,203	$113,711	$173,414	$244,855	$118,007	$144,646	$—	$4,824	$859,660
Period end gross write-offs	$—	$27	$—	$—	$—	$—	$—	$—	$27

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2024	2023	2022	2021	2019	Prior
Consumer loans:
SFR HELOCs and junior liens risk ratings
Pass	$236	$—	$—	$—	$—	$68	$345,902	$5,799	$352,005
Special Mention	—	—	—	—	—	4	6,082	327	6,413
Substandard	—	—	—	—	—	—	4,579	423	5,002
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$236	$—	$—	$—	$—	$72	$356,563	$6,549	$363,420
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$41	$—	$41

Consumer loans:
Other risk ratings
Pass	$10,371	$21,746	$5,891	$6,059	$4,917	$6,991	$610	$—	$56,585
Special Mention	—	63	34	227	107	41	21	—	493
Substandard	37	152	304	111	2	294	1	—	901
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$10,408	$21,961	$6,229	$6,397	$5,026	$7,326	$632	$—	$57,979
Period end gross write-offs	$385	$88	$40	$74	$37	$108	$14	$—	$746

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$73,321	$49,921	$61,634	$48,255	$3,721	$8,463	$203,978	$150	$449,443
Special Mention	137	775	1,970	63	275	851	3,197	—	7,268
Substandard	272	35	682	728	—	596	12,200	47	14,560
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$73,730	$50,731	$64,286	$49,046	$3,996	$9,910	$219,375	$197	$471,271
Period end gross write-offs	$389	$—	$178	$95	$24	$—	$1,101	$—	$1,787

Construction loans:
Construction risk ratings
Pass	$36,031	$124,759	$80,269	$11,354	$6,714	$7,359	$—	$—	$266,486
Special Mention	—	—	13,390	—	—	—	—	—	13,390
Substandard	—	—	—	—	—	57	—	—	57
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$36,031	$124,759	$93,659	$11,354	$6,714	$7,416	$—	$—	$279,933
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$265	$1,434	$2,297	$905	$175	$7,477	$133,115	$—	$145,668
Special Mention	—	—	—	—	2	218	5,192	—	5,412
Substandard	—	—	138	485	107	12	—	—	742
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$265	$1,434	$2,435	$1,390	$284	$7,707	$138,307	$—	$151,822
Period end gross write-offs	$—	$—	$173	$—	$—	$—	$1,277	$—	$1,450

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2024						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2024	2023	2022	2021	2019	Prior
Leases:
Lease risk ratings
Pass	$6,806	$—	$—	$—	$—	$—	$—	$—	$6,806
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$6,806	$—	$—	$—	$—	$—	$—	$—	$6,806
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$544,332	$610,890	$1,140,108	$1,083,197	$521,165	$1,657,874	$972,093	$9,901	$6,539,560
Special Mention	1,755	1,674	21,898	21,891	637	42,767	19,747	566	110,935
Substandard	309	3,443	9,539	30,585	6,245	38,056	28,748	1,103	118,028
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$546,396	$616,007	$1,171,545	$1,135,673	$528,047	$1,738,697	$1,020,588	$11,570	$6,768,523
Period end gross write-offs	$774	$115	$391	$169	$61	$108	$2,433	$—	$4,051

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of September 30, 2025
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$—	$—	$4,729	$4,729	$2,444,947	$2,449,676
CRE owner occupied	1,522	242	1,887	3,651	1,033,866	1,037,517
Multifamily	3	165	—	168	1,047,976	1,048,144
Farmland	—	5,697	14,820	20,517	237,540	258,057
Total commercial real estate loans	1,525	6,104	21,436	29,065	4,764,329	4,793,394
Consumer:
SFR 1-4 1st DT liens	126	2,472	529	3,127	845,569	848,696
SFR HELOCs and junior liens	4,758	395	2,281	7,434	394,650	402,084
Other	114	173	281	568	42,561	43,129
Total consumer loans	4,998	3,040	3,091	11,129	1,282,780	1,293,909
Commercial and industrial	829	786	1,395	3,010	450,211	453,221
Construction	—	—	1,863	1,863	296,911	298,774
Agriculture production	102	226	317	645	161,693	162,338
Leases	—	—	—	—	5,188	5,188
Total	$7,454	$10,156	$28,102	$45,712	$6,961,112	$7,006,824

	Analysis of Past Due Loans - As of December 31, 2024
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$221	$—	$2,452	$2,673	$2,320,363	$2,323,036
CRE owner occupied	1,625	85	3,619	5,329	956,086	961,415
Multifamily	1,120	—	—	1,120	1,026,915	1,028,035
Farmland	2,686	113	6,145	8,944	256,202	265,146
Total commercial real estate loans	5,652	198	12,216	18,066	4,559,566	4,577,632
Consumer:
SFR 1-4 1st DT liens	—	6	1,556	1,562	858,098	859,660
SFR HELOCs and junior liens	201	852	1,078	2,131	361,289	363,420
Other	50	—	132	182	57,797	57,979
Total consumer loans	251	858	2,766	3,875	1,277,184	1,281,059
Commercial and industrial	537	308	9,257	10,102	461,169	471,271
Construction	—	—	—	—	279,933	279,933
Agriculture production	37	317	314	668	151,154	151,822
Leases	—	—	—	—	6,806	6,806
Total	$6,477	$1,681	$24,553	$32,711	$6,735,812	$6,768,523
The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of September 30, 2025			As of December 31, 2024
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$4,514	$4,514	$732	$3,017	$3,017	$—
CRE owner occupied	6,404	6,404	102	3,632	3,874	—
Multifamily	446	446	—	480	480	—
Farmland	24,054	32,843	3,448	12,483	16,195	—
Total commercial real estate loans	35,418	44,207	4,282	19,612	23,566	—
Consumer:
SFR 1-4 1st DT liens	6,302	6,302	—	5,979	5,979	—
SFR HELOCs and junior liens	5,569	5,784	—	3,370	3,868	—
Other	106	421	—	41	204	—
Total consumer loans	11,977	12,507	—	9,390	10,051	—
Commercial and industrial	734	1,315	525	830	9,707	59
Construction	1,912	2,138	—	57	57	—
Agriculture production	645	673	—	—	656	—
Leases	—	—	—	—	—	—
Sub-total	50,686	60,840	4,807	29,889	44,037	59
Less: Guaranteed loans	(999)	(1,027)	—	(828)	(816)	—
Total, net	$49,687	$59,813	$4,807	$29,061	$43,221	$59
Interest income on non accrual loans that would have been recognized during the three months ended September 30, 2025 and 2024, if all such loans had been current in accordance with their original terms, totaled $0.2 million and $1.6 million, respectively. Interest income actually recognized on these originated loans during the three months ended September 30, 2025 and 2024 was $0.1 million and $0.5 million, respectively.
Interest income on non accrual loans that would have been recognized during the nine months ended September 30, 2025 and 2024, if all such loans had been current in accordance with their original terms, totaled $3.4 million and $3.0 million, respectively. Interest income actually recognized on these originated loans during the nine months ended September 30, 2025 and 2024 was $0.4 million and $0.6 million, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of September 30, 2025
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR-1st Deed	SFR-2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,967	$536	$—	$1,011	$—	$—	$—	$—	$—	$—	$—	$4,514
CRE owner occupied	4,664	—	—	1,740	—	—	—	—	—	—	—	6,404
Multifamily	—	—	—	—	446	—	—	—	—	—	—	446
Farmland	—	—	—	—	—	32,843	—	—	—	—	—	32,843
Total commercial real estate loans	7,631	536	—	2,751	446	32,843	—	—	—	—	—	44,207
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	6,302	—	—	—	—	6,302
SFR HELOCs and junior liens	—	—	—	—	—	—	1,927	3,642	—	—	—	5,569
Other	—	—	—	—	—	—	—	—	421	—	—	421
Total consumer loans	—	—	—	—	—	—	8,229	3,642	421	—	—	12,292
Commercial and industrial	—	—	—	—	—	—	—	—	—	501	814	1,315
Construction	—	—	—	1,414	—	—	724	—	—	—	—	2,138
Agriculture production	—	—	—	152	—	165	—	—	—	28	328	673
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$7,631	$536	$—	$4,317	$446	$33,008	$8,953	$3,642	$421	$529	$1,142	$60,625

	As of December 31, 2024
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,452	$356	$—	$210	$—	$—	$—	$—	$—	$—	$—	$3,018
CRE owner occupied	—	260	142	3,472	—	—	—	—	—	—	—	3,874
Multifamily	—	—	—	—	480	—	—	—	—	—	—	480
Farmland	—	—	—	—	—	16,448	—	—	—	—	—	16,448
Total commercial real estate loans	2,452	616	142	3,682	480	16,448	—	—	—	—	—	23,820
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	5,979	—	—	—	—	5,979
SFR HELOCs and junior liens	—	—	—	—	—	—	1,291	2,079	—	—	—	3,370
Other	—	—	—	—	—	—	—	—	132	—	—	132
Total consumer loans	—	—	—	—	—	—	7,270	2,079	132	—	—	9,481
Commercial and industrial	—	—	—	8,334	—	—	—	54	—	530	788	9,706
Construction	—	—	—	—	—	—	57	—	—	—	—	57
Agriculture production	—	—	—	—	—	—	—	—	—	—	12	12
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$2,452	$616	$142	$12,016	$480	$16,448	$7,327	$2,133	$132	$530	$800	$43,076

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

	For the three months ended
	September 30, 2025		September 30, 2024
(in thousands)	Combination - Term Extension/Rate Change	Total % of Loans Outstanding	Payment Delay/Term Extension	Total % of Loans Outstanding
SFR 1-4 1st DT liens	$199	n/m	$—	—
Commercial and industrial	—	—	326	n/m
Total	$199	n/m	$326	n/m

	For the nine months ended
	September 30, 2025		September 30, 2024
(in thousands)	Combination - Term Extension/Rate Change	Total % of Loans Outstanding	Payment Delay/Term Extension	Combination - Term Extension/Rate Change	Total % of Loans Outstanding
Commercial real estate:
CRE non-owner occupied	$—	—%	$—	$211	n/m
Multifamily	—	—	295	—	n/m
SFR 1-4 1st DT liens	199	n/m	—	—	—
SFR HELOCs and junior liens	—	—	41	—	n/m
Commercial and industrial	—	—	$1,008	—	0.21%
Total	$199	n/m	$1,344	$211	0.02%

The following tables presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and September 30, 2024.

Three and nine months ended September 30, 2025
Modification Type	Loan Type	Financial Effect
Combination - term extension / rate change	SFR 1-4 1st DT liens	Added 36 months to the life of the loan; converted to fixed rate

Three months ended September 30, 2024
Modification Type	Loan Type	Financial Effect
Payment delay / term extension	Commercial and industrial	Added 60 months to the life of the loans

Nine months ended September 30, 2024
Modification Type	Loan Type	Financial Effect
Combination - term extension / rate change	CRE non-owner occupied	Added 120 months to the life of the loan; converted from variable to fixed interest rate
Payment delay / term extension	Multifamily	Added 12 months to the life of the loan
Payment delay / term extension	SFR HELOCs and junior liens	Added 60 months to the life of the loan
Payment delay / term extension	Commercial and industrial	Added a weighted average 53 months to the life of the loans

During the nine months ended September 30, 2025 and September 30, 2024, respectively, there were no loans with payment defaults by borrowers experiencing financial difficulty which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.

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

The following table presents the components of lease expense for the periods ended:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$1,483	$1,416	$4,301	$4,315
Short-term lease cost	68	52	163	159
Variable lease cost (income)	(5)	(15)	(21)	8
Total lease cost	$1,546	$1,453	$4,443	$4,482
The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,587	$1,511	$4,583	$4,658
ROUA obtained in exchange for operating lease liabilities	$4,994	$800	$6,000	$2,226
The following table presents the weighted average operating lease term and discount rate as of the period ended:

	September 30,
	2025	2024
Weighted-average remaining lease term (years)	7.7	7.7
Weighted-average discount rate	3.79%	3.50%
At September 30, 2025, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2025	$1,547
2026	5,845
2027	5,208
2028	3,958
2029	3,007
Thereafter	12,567
32,132
Discount for present value of expected cash flows	(4,449)
Lease liability at September 30, 2025	$27,683
Note 6 - Deposits
A summary of the balances of deposits follows:

(in thousands)	September 30, 2025	December 31, 2024
Noninterest-bearing demand	$2,544,306	$2,548,613
Interest-bearing demand	1,836,550	1,758,629
Savings	2,847,168	2,657,849
Time certificates, $250,000 or more	480,961	485,180
Other time certificates	625,476	637,305
Total deposits	$8,334,461	$8,087,576
Certificate of deposit balances of $100.0 million from the State of California were included in time certificates, $250,000 or more, at September 30, 2025 and December 31, 2024, respectively. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company.
Overdrawn deposit balances of $2.1 million and $2.5 million were classified as consumer loans at September 30, 2025 and December 31, 2024, respectively.
Note 7 - Other Borrowings
A summary of the balances of other borrowings follows:

	September 30, 2025	December 31, 2024
(in thousands)
Term borrowing at FHLB, fixed rate of 5.23%, payable on April 8, 2025	—	75,000
Other collateralized borrowings, fixed rate, as of September 30, 2025 and December 31, 2024 of 0.05%, payable on October 1, 2025 and January 2, 2025, respectively	17,039	14,610
Total other borrowings	$17,039	$89,610
Note 8 - Junior Subordinated Debt
The following table summarizes the terms and recorded balances of each debenture as of the date indicated:

(in thousands)			Coupon Rate (Variable) 3 mo. SOFR +	As of September 30, 2025		As of December 31, 2024
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	7.63%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	7.13%	20,619	20,619
North Valley Trust II	—	—	—	—	—	5,713
North Valley Trust III	—	—	—	—	—	4,571
North Valley Trust IV	—	—	—	—	—	7,863
VRB Subordinated	—	—	—	—	—	16,799
VRB Subordinated - 5%	—	—	—	—	—	25,007
		$41,238			$41,238	$101,191
The Company repaid the holders of the North Valley Trust II, III and IV, and VRB Subordinated and Subordinated - 5%, subordinated debt during the third quarter of 2025 with a face value of $57.7 million and a recorded book value of $60.2 million, resulting in a $2.5 million gain on extinguishment of debt during the period.
Note 9 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	September 30, 2025	December 31, 2024
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$856,172	$788,491
Consumer loans	605,934	627,681
Real estate mortgage loans	436,098	419,172
Real estate construction loans	218,500	272,308
Standby letters of credit	39,552	39,804
Deposit account overdraft privilege	125,823	121,006
In April 2024, Visa Inc. announced the commencement of an exchange offer for Visa Class B-1 common stock and the Company subsequently tendered all of its Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock. Completion of the exchange resulted in a gain of $2.9 million relating to the Visa Class C common stock during 2024. Visa Class B-2 common stock continues to be carried at zero. The Bank owns 6,698 shares of Class B-2 common stock of Visa Inc. which may be convertible into Class A common stock at a conversion ratio of 1.5223 per Class B-2 share. As of September 30, 2025, the value of the Class A shares was $341.38 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $3.5 million as of September 30, 2025, and has not been reflected in the accompanying consolidated financial statements.
Note 10 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $72.4 million and $10.5 million during the three months ended September 30, 2025 and 2024, respectively, and during the equivalent nine month periods paid $112.9 million and $54.4 million, respectively. The Bank is regulated by the FDIC and the DFPI. Absent approval from the Commissioner of the DFPI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
On February 25, 2021, the Board of Directors authorized the repurchase of up to 2.0 million shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The actual timing of any share repurchases can be determined by the Company's management and therefore the total value of the shares to be purchased under the 2021 Repurchase Plan is subject to change. The 2021 Repurchase Plan has no expiration date (in accordance with applicable laws and regulations). During the three and nine months ended September 30, 2025, the Company repurchased 52,106 and 521,738 shares with market values of $2.3 million and $21.3 million, respectively. During the three and nine months ended and September 30, 2024, the Company repurchased zero and 344,324 shares with market values of zero and $12.5 million, respectively. As of September 30, 2025, approximately 310,000 shares remain authorized for repurchase.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of exercise price, if applicable, and the tax withholding on such shares. There were no option exercises during the three and nine months ended September 30, 2025 and September 30, 2024, respectively. Employees tendered 3,899 and 1,551 shares in connection with the tax withholding requirements of other share-based awards during the three months ended September 30, 2025 and 2024, respectively, and 25,563 and 32,061 during the nine months ended September 30, 2025 and 2024, respectively. In total, shares of the Company's common stock tendered had market values of $0.2 million and $0.1 million during the quarters ended September 30, 2025 and 2024, respectively, and $1.1 million and $1.2 million during the respective nine month periods. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share-based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2021 Stock Repurchase Plans.
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
There were no stock options outstanding as of September 30, 2025 and December 31, 2024. The Company did not modify any option grants during the nine months ended September 30, 2025 or 2024.
Activity related to restricted stock unit awards during the nine months ended September 30, 2025 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at December 31, 2024	152,572	144,715
RSUs granted	81,060	49,692
RSUs added through dividend and performance credits	3,585	—
RSUs released	(75,845)	(7,911)
RSUs forfeited	(7,593)	(8,628)
Outstanding at September 30, 2025	153,779	177,868

The 153,779 of service condition vesting RSUs outstanding as of September 30, 2025 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 153,779 of service condition vesting RSUs outstanding as of September 30, 2025 are expected to vest, and be released, on a weighted-average basis, over the next 1.74 years. The Company expects to recognize $3.9 million of pre-tax compensation costs related to these service condition vesting RSUs between September 30, 2025 and their vesting dates. The Company did not modify any service condition vesting RSUs during the nine months ended September 30, 2025 or 2024.
The 177,868 of market plus service condition vesting RSUs outstanding as of September 30, 2025 are expected to vest, and be released, on a weighted-average basis, over the next 1.90 years. The Company expects to recognize $2.0 million of pre-tax compensation costs related to these RSUs between September 30, 2025 and their vesting dates. As of September 30, 2025, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 266,802 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during the nine months ended September 30, 2025 or 2024.
Note 12 - Non-interest Income and Expense
The following tables summarize the Company’s non-interest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
ATM and interchange fees	$6,493	$6,472	$19,189	$19,013
Service charges on deposit accounts	5,448	4,979	15,551	14,489
Other service fees	1,485	1,224	4,329	3,876
Mortgage banking service fees	430	439	1,307	1,305
Change in value of mortgage servicing rights	(105)	(332)	(297)	(468)
Total service charges and fees	13,751	12,782	40,079	38,215
Increase in cash value of life insurance	871	786	2,533	2,420
Asset management and commission income	1,932	1,502	5,055	3,989
Gain on sale of loans	327	549	1,174	1,198
Lease brokerage income	82	62	198	377
Sale of customer checks	311	303	974	916
Gain (loss) on sale or exchange of investment securities	(2,124)	2	(3,266)	(43)
Gain (loss) on marketable equity securities	26	356	73	207
Other	2,831	153	4,350	853
Total other non-interest income	4,256	3,713	11,091	9,917
Total non-interest income	$18,007	$16,495	$51,170	$48,132

The following tables summarize the Company’s non-interest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Base salaries, net of deferred loan origination costs	$25,340	$24,407	$76,498	$72,279
Incentive compensation	5,351	4,361	14,612	12,329
Benefits and other compensation costs	7,038	6,782	21,760	20,647
Total salaries and benefits expense	37,729	35,550	112,870	105,255
Occupancy	4,388	4,191	12,665	12,205
Data processing and software	4,838	5,258	14,855	15,459
Equipment	1,269	1,374	3,742	4,060
Intangible amortization	482	1,030	1,479	3,090
Advertising	647	1,152	2,659	2,733
ATM and POS network charges	1,911	1,712	5,605	5,360
Professional fees	1,842	1,893	5,027	5,047
Telecommunications	503	507	1,504	1,576
Regulatory assessments and insurance	1,282	1,256	3,862	3,651
Postage	353	335	1,058	983
Operational losses	544	603	1,238	1,199
Courier service	577	542	1,609	1,581
Loss (gain) on sale or acquisition of foreclosed assets	—	26	(3)	(12)
Loss (gain) on disposal of fixed assets	21	6	111	12
Other miscellaneous expense	4,038	4,052	12,859	12,131
Total other non-interest expense	22,695	23,937	68,270	69,075
Total non-interest expense	$60,424	$59,487	$181,140	$174,330
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$34,019	$29,051	$87,924	$85,834
Weighted average number of common shares outstanding	32,542	32,993	32,749	33,119
Effect of dilutive stock options and restricted stock	181	144	180	132
Weighted average number of common shares outstanding used to calculate diluted earnings per share	32,723	33,137	32,929	33,251
Options excluded from diluted earnings per share because of their antidilutive effect	—	—	—	—

Note 14 – Comprehensive Income
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

The components of OCI and related tax effects are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Unrealized holding gains on available for sale securities before reclassifications	$21,158	$63,232	$64,177	$48,438
Amounts reclassified out of AOCI:
Realized gain (loss) on debt securities	2,124	(2)	3,266	2,945
Total amounts reclassified out of accumulated other comprehensive income (loss)	2,124	(2)	3,266	2,945
Unrealized holding gains (losses) on available for sale securities after reclassifications	23,282	63,230	67,443	51,383
Tax effect	(6,883)	(18,692)	(19,938)	(15,191)
Unrealized holding gains (losses) on available for sale securities, net of tax	16,399	44,538	47,505	36,192
Change in unfunded status of the supplemental retirement plans before reclassifications	165	114	493	344
Amounts reclassified out of AOCI:
Amortization of actuarial losses	(165)	(114)	(493)	(344)
Total amounts reclassified out of accumulated other comprehensive loss	(165)	(114)	(493)	(344)
Total other comprehensive income	$16,399	$44,538	$47,505	$36,192
The components of AOCI, included in shareholders’ equity, are as follows:

(in thousands)	September 30, 2025	December 31, 2024
Net unrealized loss on available for sale securities	$(166,205)	$(233,648)
Tax effect	49,137	69,075
Unrealized holding loss on available for sale securities, net of tax	(117,068)	(164,573)
Unfunded status of the supplemental retirement plans	16,085	16,085
Tax effect	(4,756)	(4,756)
Unfunded status of the supplemental retirement plans, net of tax	11,329	11,329
Joint beneficiary agreement liability	782	782
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	782	782
Accumulated other comprehensive loss	$(104,957)	$(152,462)
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
Loans held for sale - The Company has elected to apply the fair value option for mortgage loans originated with the intent to sell. The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics. As such, we classify those loans subjected to recurring fair value adjustments as Level 2.
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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at September 30, 2025	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,681	$2,681	$—	$—
Debt securities available for sale:
Obligations of U.S. government and agencies	1,062,147	—	1,062,147	—
Obligations of states and political subdivisions	217,599	—	217,599	—
Corporate bonds	4,880	—	4,880	—
Asset backed securities	279,364	—	279,364	—
Non-agency mortgage backed securities	176,766	—	176,766	—
Loans held for sale	2,785	—	2,785	—
Mortgage servicing rights	6,758	—	—	6,758
Total assets measured at fair value	$1,752,980	$2,681	$1,743,541	$6,758

Fair value at December 31, 2024	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,609	$2,609	$—	$—
Debt securities available for sale:
Obligations of U.S. government and agencies	1,094,185	—	1,094,185	—
Obligations of states and political subdivisions	220,744	—	220,744	—
Corporate bonds	5,837	—	5,837	—
Asset backed securities	314,263	—	314,263	—
Non-agency mortgage backed securities	269,856	—	269,856	—
Loans held for sale	709	—	709	—
Mortgage servicing rights	6,626	—	—	6,626
Total assets measured at fair value	$1,914,829	$2,609	$1,905,594	$6,626
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the nine months ended September 30, 2025 or September 30, 2024, respectively.
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

Three months ended September 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2025: Mortgage servicing rights	$6,763	—	$(104)	$99	$6,758
2024: Mortgage servicing rights	$6,666	—	$(332)	$186	$6,520

Nine months ended September 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2025: Mortgage servicing rights	$6,626	—	$(297)	$429	$6,758
2024: Mortgage servicing rights	$6,606	—	$(468)	$382	$6,520

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
The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2025 and December 31, 2024:

As of September 30, 2025:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,758	Discounted cash flow	Constant prepayment rate	6% - 12%; 7.0%
			Discount rate	10% - 14%; 12%
As of December 31, 2024:
Mortgage Servicing Rights	$6,626	Discounted cash flow	Constant prepayment rate	6% - 11.0%; 7.0%
			Discount rate	10% - 14%; 12%

The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

September 30, 2025	Total	Level 1	Level 2	Level 3
Fair value:
Collateral dependent loans	$3,751	—	—	$3,751

December 31, 2024	Total	Level 1	Level 2	Level 3
Fair value:
Collateral dependent loans	$8,770	—	—	$8,770
Real estate owned	709	—	—	709
Total assets measured at fair value	$9,479	—	—	$9,479

The tables below present the net losses resulting from non-recurring fair value adjustments of assets and liabilities for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Collateral dependent loans	$442	$4,051	$7,940	$4,358
Foreclosed assets	—	—	3	—
Total losses from non-recurring measurements	$442	$4,051	$7,943	$4,358

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2025:

September 30, 2025	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$3,751	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2024:

December 31, 2024	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$8,770	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
Real estate owned (Residential real estate)	$709	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
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

	September 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$100,693	$100,693	$85,409	$85,409
Cash at Federal Reserve and other banks	198,127	198,127	59,547	59,547
Level 2 inputs:
Securities held to maturity	95,446	91,299	111,866	104,349
Restricted equity securities	17,250	n/a	17,250	n/a
Level 3 inputs:
Loans, net	6,882,253	6,651,009	6,643,157	6,293,727
Financial liabilities:
Level 2 inputs:
Deposits	8,334,461	8,331,961	8,087,576	8,085,150
Other borrowings	17,039	17,039	89,610	89,780
Level 3 inputs:
Junior subordinated debt	41,238	41,605	101,191	103,630
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of September 30, 2025 and December 31, 2024 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of September 30, 2025 and December 31, 2024 based on the then phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of September 30, 2025:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,240,959	15.11%	$862,402	10.50%	N/A	N/A
Tri Counties Bank	$1,233,469	15.02%	$862,260	10.50%	$821,200	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,137,918	13.85%	$698,135	8.50%	N/A	N/A
Tri Counties Bank	$1,130,460	13.77%	$698,020	8.50%	$656,960	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,097,918	13.37%	$574,935	7.00%	N/A	N/A
Tri Counties Bank	$1,130,460	13.77%	$574,840	7.00%	$533,780	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,137,918	11.71%	$388,850	4.00%	N/A	N/A
Tri Counties Bank	$1,130,460	11.63%	$388,755	4.00%	$485,943	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2024:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,258,218	15.71%	$840,943	10.50%	N/A	N/A
Tri Counties Bank	$1,248,802	15.60%	$840,740	10.50%	$800,704	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,118,292	13.96%	$680,763	8.50%	N/A	N/A
Tri Counties Bank	$1,148,328	14.34%	$680,599	8.50%	$640,563	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,060,690	13.24%	$560,628	7.00%	N/A	N/A
Tri Counties Bank	$1,148,328	14.34%	$560,493	7.00%	$520,458	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,118,292	11.70%	$382,214	4.00%	N/A	N/A
Tri Counties Bank	$1,148,328	12.02%	$382,096	4.00%	$477,620	5.00%

As of September 30, 2025 and December 31, 2024, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at September 30, 2025 and December 31, 2024, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At September 30, 2025, the Company and the Bank are in compliance with the capital conservation buffer requirement.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Interest income	$119,987	$117,347	$350,425	$349,796

Reconciliation of revenue:
Other revenues	18,007	16,495	51,170	48,132
Total consolidated revenues	137,994	133,842	401,595	397,928

Less:
Interest expense	30,432	34,736	91,809	102,452
Segment net interest income and noninterest income	107,562	99,106	309,786	295,476
Less:
Provision for credit losses	670	220	9,063	4,930
Salaries and benefits expense	37,729	35,550	112,870	105,255
Other banking segment items	22,695	23,937	68,270	69,075
Provision for income taxes	12,449	10,348	31,659	30,382
Segment net income/consolidated net income	$34,019	$29,051	$87,924	$85,834

	As of September 30,
	2025	2024
Reconciliation of assets:
Total assets for reportable segment	$9,878,836	$9,823,890
Other assets	—	—
Total consolidated assets	$9,878,836	$9,823,890

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
Financial Highlights
Performance highlights and other developments for the Company as of or for the three and nine months ended September 30, 2025, included the following:
•Net income was $34.0 million or $1.04 per diluted share as compared to $27.5 million or $0.84 per diluted share in the trailing quarter, and an increase of $5.0 million or 17.1% from the third quarter of 2024
•Net interest income (FTE) was $89.8 million, an increase of $3.0 million or 3.51% over the trailing quarter; net interest margin (FTE) was 3.92% in the recent quarter, an increase of 4 basis points over 3.88% in the trailing quarter
•Loan balances increased $47.8 million or 2.7% (annualized) from the trailing quarter and increased $322.9 million or 4.8% from the same quarter of the prior year
•Deposit balances decreased $41.3 million or 2.0% (annualized) from the trailing quarter and increased $297.4 million or 3.7% from the same quarter of the prior year
•Average yield on earning assets was 5.25%, an increase of 4 basis points over the 5.21% in the trailing quarter; average yield on loans was 5.75%, a decrease of 1 basis points over the 5.76% in the trailing quarter
•Non-interest bearing deposits averaged 30.5% of total deposits during the quarter
•The average cost of total deposits was 1.39%, an increase of 2 basis points as compared to 1.37% in the trailing quarter, and a decrease of 13 basis points from 1.52% in the same quarter of the prior year

•For the quarter ended September 30, 2025, the Company’s return on average assets was 1.36%, while the return on average equity was 10.47%; for the trailing quarter ended June 30, 2025, the Company’s return on average assets was 1.13%, while the return on average equity was 8.68%
•Diluted earnings per share were $1.04 for the third quarter of 2025, compared to $0.84 for the trailing quarter and $0.88 during the third quarter of 2024
•The loan to deposit ratio was 84.07% as of September 30, 2025, as compared to 83.08% for the trailing quarter end. Management's ability to maintain this ratio proximate to 85.0% will drive growth in revenue and earnings, as demonstrated in the current period
•The efficiency ratio was 56.18% for the quarter ended September 30, 2025, as compared to 59.00% for the trailing quarter
•The provision for credit losses was $0.7 million during the quarter ended September 30, 2025, as compared to $4.7 million during the trailing quarter end
•The allowance for credit losses (ACL) to total loans was 1.78% as of September 30, 2025, compared to 1.79% as of the trailing quarter end, and 1.85% as of September 30, 2024. Non-performing assets to total assets were 0.72% on September 30, 2025, as compared to 0.68% as of June 30, 2025, and 0.45% at September 30, 2024. At September 30, 2025, the ACL represented 190% of non-performing loans

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net interest income	$89,555	$82,611	$258,616	$247,344
Provision for credit losses	(670)	(220)	(9,063)	(4,930)
Non-interest income	18,007	16,495	51,170	48,132
Non-interest expense	(60,424)	(59,487)	(181,140)	(174,330)
Provision for income taxes	(12,449)	(10,348)	(31,659)	(30,382)
Net income	$34,019	$29,051	$87,924	$85,834
Per Share Data:
Basic earnings per share	$1.04	$0.88	$2.68	$2.59
Diluted earnings per share	$1.04	$0.88	$2.67	$2.58
Dividends paid	$0.36	$0.33	$1.02	$0.99
Book value at period end			$40.12	$37.55
Weighted average common shares outstanding	32,542	32,993	32,749	33,119
Weighted average diluted common shares outstanding	32,723	33,137	32,929	33,251
Shares outstanding at period end			32,507	33,001
At period end:
Loans			$7,006,824	$6,683,891
Total investment securities			$1,856,133	$2,116,469
Total assets			$9,878,836	$9,823,890
Total deposits			$8,334,461	$8,037,091
Other borrowings			$17,039	$266,767
Shareholders’ equity			$1,304,305	$1,239,015
Financial Ratios:
During the period:
Return on average assets (annualized)	1.36%	1.20%	1.20%	1.17%
Return on average equity (annualized)	10.47%	9.52%	9.24%	9.67%
Net interest margin(1) (annualized)	3.92%	3.71%	3.84%	3.69%
Efficiency ratio	56.18%	60.02%	58.47%	59.00%
Average equity to average assets	13.02%	12.56%	12.94%	12.14%
At end of period:
Equity to assets			13.20%	12.61%
Total capital to risk-adjusted assets			15.11%	15.56%
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

	Three months ended
(in thousands)	September 30, 2025	June 30, 2025	Change	% Change
Interest income	$119,987	$116,361	$3,626	3.1%
Interest expense	(30,432)	(29,842)	(590)	2.0%
Fully tax-equivalent adjustment (FTE) (1)	262	264	(2)	(0.8)%
Net interest income (FTE)	$89,817	$86,783	$3,034	3.5%
Net interest margin (FTE)	3.92%	3.88%

Acquired loans discount accretion, net:
Amount (included in interest income)	$996	$1,247	$(251)	(20.1)%
Net interest margin less effect of acquired loan discount accretion(1)	3.88%	3.82%	0.06%

	Three months ended September 30,
(in thousands)	2025	2024	Change	% Change
Interest income	$119,987	$117,347	$2,640	2.2%
Interest expense	(30,432)	(34,736)	4,304	(12.4)%
Fully tax-equivalent adjustment (FTE) (1)	262	269	(7)	(2.6)%
Net interest income (FTE)	$89,817	$82,880	$6,937	8.4%
Net interest margin (FTE)	3.92%	3.71%

Acquired loans discount accretion, net:
Amount (included in interest income)	$996	$1,018	$(22)	(2.2)%
Net interest margin less effect of acquired loan discount accretion(1)	3.88%	3.66%	0.22%

	Nine months ended September 30,
(in thousands)	2025	2024	Change	% Change
Interest income	$350,425	$349,796	$629	0.2%
Interest expense	(91,809)	(102,452)	10,643	(10.4)%
Fully tax-equivalent adjustment (FTE) (1)	791	819	(28)	(3.4)%
Net interest income (FTE)	$259,407	$248,163	$11,244	4.5%
Net interest margin (FTE)	3.84%	3.69%

Acquired loans discount accretion, net:
Amount (included in interest income)	$4,238	$3,200	$1,038	32.4%
Net interest margin less effect of acquired loan discount accretion(1)	3.78%	3.64%	0.14%

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

Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or the discount is accreted (added to) interest income over the remaining life of the loan. The dollar impact of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining unaccreted discount or unamortized premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. Despite the elevated rate environment, the prepayment rate of portfolio loans, inclusive of those acquired at a premium or discount, remains generally consistent. During the quarters ended September 30, 2025, June 30, 2025 and September 30, 2024, the purchased loan discount accretion was $1.0 million, $1.2 million and $1.0 million, respectively.

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

	Three months ended September 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$6,971,860	$101,004	5.75%	$6,690,326	$98,085	5.83%
Investment securities - taxable	1,737,273	15,321	3.50%	1,972,859	17,188	3.47%
Investment securities - nontaxable(1)	132,121	1,134	3.41%	135,500	1,166	3.42%
Total investments	1,869,394	16,455	3.49%	2,108,359	18,354	3.46%
Cash at Federal Reserve and other banks	249,646	2,790	4.43%	93,538	1,177	5.01%
Total interest-earning assets	9,090,900	120,249	5.25%	8,892,223	117,616	5.26%
Other assets	809,775			774,756
Total assets	$9,900,675			$9,666,979
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,850,733	$6,649	1.43%	$1,736,442	$6,132	1.40%
Savings deposits	2,855,750	12,965	1.80%	2,686,303	13,202	1.96%
Time deposits	1,107,646	9,587	3.43%	1,055,612	11,354	4.28%
Total interest-bearing deposits	5,814,129	29,201	1.99%	5,478,357	30,688	2.23%
Other borrowings	17,495	3	0.07%	175,268	2,144	4.87%
Junior subordinated debt	71,477	1,228	6.82%	101,150	1,904	7.49%
Total interest-bearing liabilities	5,903,101	30,432	2.05%	5,754,775	34,736	2.40%
Noninterest-bearing deposits	2,547,471			2,542,579
Other liabilities	160,568			155,115
Shareholders’ equity	1,289,535			1,214,510
Total liabilities and shareholders’ equity	$9,900,675			$9,666,979
Net interest spread(2)			3.20%			2.86%
Net interest income and interest margin(3)		$89,817	3.92%		$82,880	3.71%
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
Net interest income (FTE) during the three months ended September 30, 2025, increased $6.9 million or 8.4% to $89.8 million compared to $82.9 million during the three months ended September 30, 2024. Net interest margin totaled 3.92% for the three months ended September 30, 2025, an increase of 21 basis points from the same quarter in 2024. The primary drivers behind the change in net interest margin was related to a reduction in volume and an improvement (decrease) in yield on interest-bearing liabilities, namely, the cost of other borrowings decreased to just 7 basis points following the repayment of all FHLB advances. Further, interest-bearing deposits yield declined by 24 basis points between the quarter ended September 30, 2025, and the same quarter of the prior year. The accretion of discounts from acquired loans added 6 basis points and 6 basis points to loan yields during the quarters ended September 30, 2025 and September 30, 2024, respectively. Finally, the average balance of noninterest-bearing deposits increased by $4.9 million from the three-month average as of September 30, 2025, reversing the recent trends of customers migrating funds to interest-bearing products.

	Nine months ended September 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets
Loans	$6,876,128	$295,077	5.74%	$6,755,916	$292,799	5.79%
Investments-taxable	1,812,965	45,994	3.39%	2,034,336	52,021	3.42%
Investments-nontaxable (1)	132,690	3,426	3.45%	137,515	3,548	3.45%
Total investments	1,945,655	49,420	3.40%	2,171,851	55,569	3.42%
Cash at Federal Reserve and other banks	200,364	6,719	4.48%	58,792	2,247	5.11%
Total earning assets	9,022,147	351,216	5.20%	8,986,559	350,615	5.21%
Other assets, net	807,433			781,406
Total assets	$9,829,580			$9,767,965
Liabilities and shareholders’ equity
Interest-bearing demand deposits	$1,828,709	$18,946	1.39%	$1,738,876	$17,294	1.33%
Savings deposits	2,795,620	37,409	1.79%	2,670,555	36,362	1.82%
Time deposits	1,110,123	29,749	3.58%	961,577	29,582	4.11%
Total interest-bearing deposits	5,734,452	86,104	2.01%	5,371,008	83,238	2.07%
Other borrowings	42,959	1,064	3.31%	361,175	13,640	5.04%
Junior subordinated debt	91,196	4,641	6.80%	101,128	5,574	7.36%
Total interest-bearing liabilities	5,868,607	91,809	2.09%	5,833,311	102,452	2.35%
Noninterest-bearing deposits	2,526,280			2,584,705
Other liabilities	163,015			163,704
Shareholders’ equity	1,271,678			1,186,245
Total liabilities and shareholders’ equity	$9,829,580			$9,767,965
Net interest rate spread (1) (2)			3.11%			2.86%
Net interest income and margin (1) (3)		$259,407	3.84%		$248,163	3.69%
Net interest income (FTE) during the nine months ended September 30, 2025, increased $11.2 million, or 4.5%, to $259.4 million compared to $248.2 million during the nine months ended September 30, 2024. In addition, net interest margin increased 15 basis points to 3.84%, compared to 3.69% for the same period in the prior year. The increase in net interest income during the nine month period is primarily attributed to a decrease in interest expense; specifically, decreases in the volume of other average borrowings contributed to a decrease in interest expense of $12.0 million.
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

	Three months ended September 30, 2025 compared with three months ended September 30, 2024
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$4,103	$(1,184)	$2,919
Investment securities	(2,073)	174	(1,899)
Cash at Federal Reserve and other banks	1,955	(342)	1,613
Total interest-earning assets	3,985	(1,352)	2,633
Increase (decrease) in interest expense:
Interest-bearing demand deposits	400	117	517
Savings deposits	830	(1,067)	(237)
Time deposits	557	(2,324)	(1,767)
Other borrowings	(1,921)	(220)	(2,141)
Junior subordinated debt	(556)	(120)	(676)
Total interest-bearing liabilities	(690)	(3,614)	(4,304)
Increase in net interest income	$4,675	$2,262	$6,937
Net interest income (FTE) during the three months ended September 30, 2025 increased $6.9 million to $89.8 million compared to $82.9 million during the three months ended September 30, 2024. The increase in net interest income (FTE) was due largely to shifts in the mix of earning assets and funding sources, resulting in a decrease in short-term FHLB borrowings and an increase in loan balances, both of which have a beneficial impact on net interest income.

	Nine months ended September 30, 2025 compared with nine months ended September 30, 2024
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$5,220	$(2,942)	$2,278
Investment securities	(5,803)	(346)	(6,149)
Cash at Federal Reserve and other banks	5,426	(954)	4,472
Total interest-earning assets	4,843	(4,242)	601
Increase (decrease) in interest expense:
Interest-bearing demand deposits	896	756	1,652
Savings deposits	1,707	(660)	1,047
Time deposits	4,579	(4,412)	167
Other borrowings	(12,029)	(547)	(12,576)
Junior subordinated debt	(548)	(385)	(933)
Total interest-bearing liabilities	(5,395)	(5,248)	(10,643)
Increase in net interest income	$10,238	$1,006	$11,244
Net interest income (FTE) during the nine months ended September 30, 2025 increased $11.2 million to $259.4 million compared to $248.2 million during the nine months ended September 30, 2024. The increase in net interest income (FTE) was nearly entirely due to the decrease in other (short-term FHLB debt) borrowings.
Asset Quality and Credit Loss Provisioning
During the three months ended September 30, 2025, the Company recorded a provision for credit losses of $0.7 million, as compared to $4.7 million during the trailing quarter, and $0.2 million during the third quarter of 2024.

	Three months ended			Nine months ended
(dollars in thousands)	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Addition to allowance for credit losses	$730	$4,525	$320	$7,918	$4,670
Reversal (addition to) reserve for unfunded loan commitments	(60)	140	(100)	1,145	260
Total provision for credit losses	$670	$4,665	$220	$9,063	$4,930
The allowance for credit losses (ACL) was $124.6 million or 1.78% of total loans as of September 30, 2025. The provision for credit losses on loans of $0.7 million recorded during the current quarter resulted largely from a need to replenish reserves following net charge-offs of $0.6 million during the quarter. Reserves on individually evaluated loans or loan relationships declined by $0.7 million during the period, while general reserve requirements grew by $0.8 million, resulting in a required net reserve increase of $0.1 million in the quarter. The charge-offs incurred during the quarter ended September 30, 2025, were primarily related to non-performing relationships which had been fully reserved for by Management on an individual basis in previous quarters.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Balance, beginning of period	$124,455	$123,517	$125,366	$121,522
Provision for credit losses	730	320	7,918	4,670
Loans charged-off	(737)	(444)	(9,706)	(3,329)
Recoveries of previously charged-off loans	123	367	993	897
Balance, end of period	$124,571	$123,760	$124,571	$123,760
The $0.7 million decrease in individually evaluated reserves was largely attributed to the pay-down of loan balances and/or obtaining additional collateral from the largely cooperative borrowers. Observable market valuations associated with agricultural real estate remain consistent as compared to the trailing quarter, while the stable water supply and improving commodity prices for the crops associated with collateral for these loans are reflected by improving cash flows. Management believes the provisioning for these individually analyzed relationships is sufficient relative to expected future losses, if any.
The $0.8 million recorded for general reserves is primarily attributed to net loan growth for the quarter of approximately $47.8 million. Additionally, Management notes that economic indicators through the end of the current quarter, as well as actual and forecasted trends including, but not limited to, unemployment, gross domestic product, and corporate borrowing rates continued to evidence stability and were supportive of general economic expansion, and generally consistent with the trailing period ended June 30, 2025, which is aligned with the Company's direct experiences with borrowers. Steepening of the yield curve or actions by the Federal Reserve to further cut rates during 2025 and beyond may help further improve this outlook overall, but the uncertainty associated with the extent and timing of these potential reductions has inhibited a material change to monetary policy assumptions. Furthermore, political policy risks both domestic and international are elevated, which may lead to further negative effects on domestic economic outcomes. The uncertainties related to the nature, duration and potential economic impact of proposed tariffs, while modestly improved since the period ended June 30, 2025, continue to present challenges in correlating potential improvement of credit risks within the Company's loan portfolio. Therefore, in conjunction with most economists' belief that tariffs may have a generally unfavorable impact on the economy as a whole, management continues to believe that certain credit weaknesses are present in the overall economy and that it is appropriate to maintain a reserve level that incorporates such risk factors.

(dollars in thousands)	As of September 30, 2025	% of Loans Outstanding	As of June 30, 2025	% of Loans Outstanding	As of September 30, 2024	% of Loans Outstanding
Risk Rating:
Pass	$6,785,679	96.84%	$6,751,005	97.01%	$6,461,451	96.67%
Special Mention	89,352	1.28%	73,215	1.05%	104,759	1.57%
Substandard	131,793	1.88%	134,773	1.94%	117,681	1.76%
Total	$7,006,824	100.00%	$6,958,993	100.00%	$6,683,891	100.00%

Classified loans to total loans	1.88%		1.94%		1.76%
Loans past due 30+ days to total loans	0.65%		0.62%		0.57%
ACL to non-performing loans	189.76%		192.11%		297.24%
The ratio of classified loans to total loans of 1.88% as of September 30, 2025, was down 6 basis points from June 30, 2025, and increased 12 basis points from the comparative quarter ended 2024. The change in classified loans outstanding as compared to the trailing quarter represented a decrease of $3.0 million.

Loans past due 30 days or more increased by $2.7 million during the quarter ended September 30, 2025, to $45.7 million, as compared to $43.0 million at June 30, 2025. The majority of loans identified as past due are well-secured by collateral, and approximately $28.1 million are less than 90 days delinquent.
Non-performing loans increased by $0.8 million during the quarter ended September 30, 2025 to $65.6 million as compared to $64.8 million at June 30, 2025. The credit and collateral profiles of non-performing loans remain generally consistent with the trailing quarter. As noted previously, management continues to proactively work with these borrowers to identify actionable and appropriate resolution strategies which are customary for the industries. We anticipate that these proactive strategies within agriculture commercial real estate loans will further benefit from the continued improvement in agricultural commodity prices, stable water supply, and growing crop demand. Of the $65.6 million loans designated as non-performing as of September 30, 2025, approximately $30.3 million are current or less than 30 days past due with respect to payments required under their existing loan agreements.
Management continues to proactively assess the repayment capacity of borrowers that will be subject to rate resets in the near term. To date this analysis as well as management's observations of loans that have experienced a rate reset, have resulted in an insignificant need to provide concessions to borrowers.
As of September 30, 2025, other real estate owned consisted of 10 properties with a carrying value of approximately $5.4 million, as compared to 9 properties with a carrying value of $2.7 million at June 30, 2025. Non-performing assets of $71.1 million at September 30, 2025, represented 0.72% of total assets, a change from $67.5 million or 0.68% and $44.4 million or 0.45% as of June 30, 2025 and September 30, 2024, respectively.
Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
ATM and interchange fees	$6,493	$6,472	$21	0.3%
Service charges on deposit accounts	5,448	4,979	469	9.4%
Other service fees	1,485	1,224	261	21.3%
Mortgage banking service fees	430	439	(9)	(2.1)%
Change in value of mortgage servicing rights	(105)	(332)	227	68.4%
Total service charges and fees	13,751	12,782	969	7.6%
Increase in cash value of life insurance	871	786	85	10.8%
Asset management and commission income	1,932	1,502	430	28.6%
Gain on sale of loans	327	549	(222)	(40.4)%
Lease brokerage income	82	62	20	32.3%
Sale of customer checks	311	303	8	2.6%
(Loss) gain on sale or exchange of investment securities	(2,124)	2	(2,126)	(106,300.0)%
(Loss) gain on marketable equity securities	26	356	(330)	(92.7)%
Other	2,831	153	2,678	1,750.3%
Total other non-interest income	4,256	3,713	543	14.6%
Total non-interest income	$18,007	$16,495	$1,512	9.2%
Non-interest income increased $1.5 million or 9.2% to $18.0 million during the three months ended September 30, 2025, compared to $16.5 million during the comparative quarter ended September 30, 2024. Growth in deposit related transactional activities during the quarter contributed to the elevated service fees, which increased by a combined $0.7 million as compared to the three-month ended September 30, 2024. Further, elevated activity and volume of assets under management drove an increase of $0.4 million or 28.6% in asset management and commission income for the period ended September 30, 2025, as compared to the same period in 2024. During the quarter, the Company realized a gain of approximately $2.5 million related to the early retirement of $59.9 million in subordinated debt, recorded within other income. As a partial offset, the Company incurred losses on the sale of investment securities totaling approximately $2.1 million, resulting in proceeds of $28.5 million.

	Nine months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
ATM and interchange fees	$19,189	$19,013	$176	0.9%
Service charges on deposit accounts	15,551	14,489	1,062	7.3%
Other service fees	4,329	3,876	453	11.7%
Mortgage banking service fees	1,307	1,305	2	0.2%
Change in value of mortgage servicing rights	(297)	(468)	171	36.5%
Total service charges and fees	40,079	38,215	1,864	4.9%
Increase in cash value of life insurance	2,533	2,420	113	4.7%
Asset management and commission income	5,055	3,989	1,066	26.7%
Gain on sale of loans	1,174	1,198	(24)	(2.0)%
Lease brokerage income	198	377	(179)	(47.5)%
Sale of customer checks	974	916	58	6.3%
Gain (loss) on sale or exchange of investment securities	(3,266)	(43)	(3,223)	(7,495.3)%
Gain (loss) on marketable equity securities	73	207	(134)	(64.7)%
Other	4,350	853	3,497	410.0%
Total other non-interest income	11,091	9,917	1,174	11.8%
Total non-interest income	$51,170	$48,132	$3,038	6.3%
Non-interest income increased $3.0 million or 6.3% to $51.2 million during the nine months ended September 30, 2025, compared to $48.1 million during the comparative nine months ended September 30, 2024. As noted above increased balances and transaction volume in both deposits and assets under management, service charges and customer fees are elevated in the 2025 period, along with asset management and commission income. Other income increased by $3.5 million due to $2.5 million gain on early extinguishment of subordinated debt mentioned above, in addition to $1.2 million gain on life insurance benefits during the first quarter. As a partial offset, the Company incurred losses on the sale of investment securities totaling approximately $3.2 million, resulting in proceeds of $58.5 million.

Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated:

	Three months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Base salaries, net of deferred loan origination costs	$25,340	$24,407	$933	3.8%
Incentive compensation	5,351	4,361	990	22.7%
Benefits and other compensation costs	7,038	6,782	256	3.8%
Total salaries and benefits expense	37,729	35,550	2,179	6.1%
Occupancy	4,388	4,191	197	4.7%
Data processing and software	4,838	5,258	(420)	(8.0)%
Equipment	1,269	1,374	(105)	(7.6)%
Intangible amortization	482	1,030	(548)	(53.2)%
Advertising	647	1,152	(505)	(43.8)%
ATM and POS network charges	1,911	1,712	199	11.6%
Professional fees	1,842	1,893	(51)	(2.7)%
Telecommunications	503	507	(4)	(0.8)%
Regulatory assessments and insurance	1,282	1,256	26	2.1%
Postage	353	335	18	5.4%
Operational losses	544	603	(59)	(9.8)%
Courier service	577	542	35	6.5%
(Gain) loss on sale or acquisition of foreclosed assets	—	26	(26)	(100.0)%
Loss (gain) on disposal of fixed assets	21	6	15	250.0%
Other miscellaneous expense	4,038	4,052	(14)	(0.3)%
Total other non-interest expense	22,695	23,937	(1,242)	(5.2)%
Total non-interest expense	$60,424	$59,487	$937	1.6%
Average full time equivalent staff	1,154	1,161	(7)	(0.6)%
Total non-interest expense increased $0.9 million or 1.6% to $60.4 million during the three months ended September 30, 2025, as compared to $59.5 million for the quarter ended September 30, 2024. Total salaries and benefits expense increased by $2.2 million or 6.1%, reflecting the increase of $0.9 million in salaries, largely the result of routine merit increases and more recently strategic hiring focused on loan and deposit production; incentive compensation costs also increased by $1.0 million, reflecting elevated levels of loan production and overall Bank performance during the third quarter of 2025, as compared to the equivalent period in 2024. Other non-interest expense line items generally evidenced broad based incremental improvements for the quarter ended September 30, 2025, resulting in a net decrease of $1.2 million.

	Nine months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Base salaries, net of deferred loan origination costs	$76,498	$72,279	$4,219	5.8%
Incentive compensation	14,612	12,329	2,283	18.5%
Benefits and other compensation costs	21,760	20,647	1,113	5.4%
Total salaries and benefits expense	112,870	105,255	7,615	7.2%
Occupancy	12,665	12,205	460	3.8%
Data processing and software	14,855	15,459	(604)	(3.9)%
Equipment	3,742	4,060	(318)	(7.8)%
Intangible amortization	1,479	3,090	(1,611)	(52.1)%
Advertising	2,659	2,733	(74)	(2.7)%
ATM and POS network charges	5,605	5,360	245	4.6%
Professional fees	5,027	5,047	(20)	(0.4)%
Telecommunications	1,504	1,576	(72)	(4.6)%
Regulatory assessments and insurance	3,862	3,651	211	5.8%
Postage	1,058	983	75	7.6%
Operational losses	1,238	1,199	39	3.3%
Courier service	1,609	1,581	28	1.8%
(Gain) loss on sale or acquisition of foreclosed assets	(3)	(12)	9	(75.0)%
(Gain) loss on disposal of fixed assets	111	12	99	825.0%
Other miscellaneous expense	12,859	12,131	728	6.0%
Total other non-interest expense	68,270	69,075	(805)	(1.2)%
Total non-interest expense	$181,140	$174,330	$6,810	3.9%
Average full time equivalent staff	1,173	1,170	3	0.3%
Non-interest expense increased $6.8 million or 3.9% to $181.1 million during the nine months ended September 30, 2025, as compared to $174.3 million for the nine months ended September 30, 2024. The largest component was salaries and benefits expense which increased $7.6 million or 7.2% to $112.9 million, largely for the reasons mentioned above. Other non-interest expense line items evidenced broad based but incremental decreases, resulting in a net decrease of $0.8 million.
Income Taxes
The Company’s effective tax rate was 26.8% for the quarter ended September 30, 2025, as compared to 27.2% for the quarter ended June 30, 2025, and 26.3% for the quarter ended September 30, 2024. Differences between the Company's effective tax rate and applicable federal and state blended statutory rate of approximately 29.6% are due to the proportion of non-taxable revenues, non-deductible expenses, and benefits from tax credits as compared to the levels of pre-tax earnings.
Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. The following is a comparison of the quarterly change in certain assets and liabilities:

Ending balances	September 30, 2025	June 30, 2025		Annualized % Change
(dollars in thousands)			$ Change
Total assets	$9,878,836	$9,923,983	$(45,147)	(1.8)%
Total loans	7,006,824	6,958,993	47,831	2.7
Total investments	1,856,133	1,936,954	(80,821)	(16.7)
Total deposits	8,334,461	8,375,809	(41,348)	(2.0)
Total other borrowings	17,039	17,788	(749)	(16.8)
Loans outstanding increased by $47.8 million or 2.7% on an annualized basis during the quarter ended September 30, 2025. During the quarter, loan originations/draws totaled approximately $424.6 million while payoffs/repayments of loans totaled $377.1 million, which compares to originations/draws and payoffs/repayments during the trailing quarter ended of $457.7 million and $329.3 million, respectively. Origination volume was down relative to the robust prior quarter but remains in-line in with forecasted levels. As interest rates continue to contract from the highs experienced in early 2025, and the macro-economic outlook remains optimistic for borrowers following the passage of tax and spending legislation that is expected to promote continued economic expansion, in addition to progress made finalizing tariff policies with the United States' largest trade partners. The activity within loan payoffs/repayments, while elevated in the most recent quarter, remains spread amongst numerous borrowers, regions and loan types.
Investment security balances decreased $80.8 million or 16.7% on an annualized basis during the quarter as a result of net prepayments/maturities of $143.6 million, and sales of $28.5 million, partially offset by net increases in the market value of securities of $12.8 million and purchases of $73.4 million. Investment security purchases were comprised of fixed rate agency mortgage-backed securities, non-agency collateralized mortgage securities and collateralized loan obligations. While management intends to primarily utilize cash flows from the investment security portfolio and organic deposit growth to support loan growth, excess liquidity will be utilized for purchases of investment securities to support net interest income growth and net interest margin expansion.
Deposit balances decreased by $41.3 million or 2.0% annualized during the period due to declines in primarily savings deposit account balances.

The following is a comparison of the year over year change in certain assets and liabilities:

Ending balances	As of September 30,			% Change
(dollars in thousands)	2025	2024	$ Change
Total assets	$9,878,836	$9,823,890	$54,946	0.6%
Total loans	7,006,824	6,683,891	322,933	4.8
Total investments	1,856,133	2,116,469	(260,336)	(12.3)
Total deposits	8,334,461	8,037,091	297,370	3.7
Total other borrowings	17,039	266,767	(249,728)	(93.6)
Investment Securities
The following table presents the available for sale debt securities portfolio by major type as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$1,062,147	61.0%	$1,094,185	57.4%
Obligations of states and political subdivisions	217,599	12.5%	220,744	11.6%
Corporate bonds	4,880	0.3%	5,837	0.3%
Asset backed securities	279,364	16.0%	314,263	16.5%
Non-agency mortgage backed	176,766	10.2%	269,856	14.2%
Total debt securities available for sale	$1,740,756	100.0%	$1,904,885	100.0%

	September 30, 2025		December 31, 2024
(in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$93,882	98.4%	$109,155	97.6%
Obligations of states and political subdivisions	1,564	1.6%	2,711	2.4%
Total debt securities held to maturity	$95,446	100.0%	$111,866	100.0%
Investment securities held to maturity decreased $16.4 million to $95.4 million as of September 30, 2025, as compared to December 31, 2024. This decrease is attributable to calls and principal repayments of $16.3 million, and amortization of net purchase premiums of $0.1 million.
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
The following table shows the Company’s loan balances, net of deferred loan costs and discounts, as of the dates indicated:

(in thousands)	September 30, 2025		December 31, 2024
Commercial real estate	$4,793,394	68.4%	$4,577,632	67.6%
Consumer	1,293,909	18.5%	1,281,059	18.9%
Commercial and industrial	453,221	6.5%	471,271	7.0%
Construction	298,774	4.3%	279,933	4.1%
Agriculture production	162,338	2.3%	151,822	2.3%
Leases	5,188	—%	6,806	0.1%
Total loans	$7,006,824	100.0%	$6,768,523	100.0%

Nonperforming Assets
The following tables set forth the amount of the Company’s NPAs as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(in thousands)	September 30, 2025	December 31, 2024
Performing nonaccrual loans	$37,545	$19,543
Nonperforming nonaccrual loans	23,295	24,493
Total nonaccrual loans	60,840	44,036
Loans 90 days past due and still accruing	4,807	60
Total nonperforming loans	65,647	44,096
Foreclosed assets	5,430	2,786
Total nonperforming assets	$71,077	$46,882
Nonperforming assets to total assets	0.72%	0.48%
Nonperforming loans to total loans	0.94%	0.65%
Allowance for credit losses to nonperforming loans	190%	284%

Changes in nonperforming assets during the three and nine months ended September 30, 2025

(in thousands)	Balance at June 30, 2025	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at September 30, 2025
Commercial real estate:
CRE non-owner occupied	$3,548	1,787	(89)	—	—	$5,246
CRE owner occupied	6,676	1,755	(1,925)	—	—	6,506
Multifamily	460	—	(14)	—	—	446
Farmland	35,811	3,448	(221)	—	(2,747)	36,291
Total commercial real estate loans	46,495	6,990	(2,249)	—	(2,747)	48,489
Consumer
SFR 1-4 1st DT liens	6,376	259	(333)	—	—	6,302
SFR HELOCs and junior liens	4,786	1,368	(370)	—	—	5,784
Other	318	143	(22)	(18)	—	421
Total consumer loans	11,480	1,770	(725)	(18)	—	12,507
Commercial and industrial	1,898	888	(350)	(596)	—	1,840
Construction	1,914	226	(2)	—	—	2,138
Agriculture production	2,996	28	(2,351)	—	—	673
Leases	—	—	—	—	—	—
Total nonperforming loans	64,783	9,902	(5,677)	(614)	(2,747)	65,647
Foreclosed assets	2,683	—	—	—	2,747	5,430
Total nonperforming assets	$67,466	9,902	(5,677)	(614)	—	$71,077
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the three months ended September 30, 2025 by $3.6 million or 5.4% to $71.1 million compared to $67.5 million at June 30, 2025. The increase in nonperforming assets during the third quarter of 2025 was primarily the result of nonperforming loan additions totaling $9.9 million, partially offset by pay-downs and upgrades, which totaled $5.7 million during the quarter, as well as $0.6 million in charge-offs. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the loan loss reserves associated with these loans is sufficient as of September 30, 2025.

(in thousands)	Balance at December 31, 2024	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at September 30, 2025
Commercial real estate:
CRE non-owner occupied	$3,017	2,390	(161)	—	—	$5,246
CRE owner occupied	3,874	8,293	(5,661)	—	—	6,506
Multifamily	480	—	(34)	—	—	446
Farmland	16,195	23,588	(745)	—	(2,747)	36,291
Total commercial real estate loans	23,566	34,271	(6,601)	—	(2,747)	48,489
Consumer
SFR 1-4 1st DT liens	5,979	1,393	(1,070)	—	—	6,302
SFR HELOCs and junior liens	3,868	2,961	(1,045)	—	—	5,784
Other	204	427	(102)	(108)	—	421
Total consumer loans	10,051	4,781	(2,217)	(108)	—	12,507
Commercial and industrial	9,765	1,866	(554)	(9,237)	—	1,840
Construction	57	2,089	(8)	—	—	2,138
Agriculture production	657	3,231	(3,204)	(11)	—	673
Leases	—	—	—	—	—	—
Total nonperforming loans	44,096	46,238	(12,584)	(9,356)	(2,747)	65,647
Foreclosed assets	2,786	—	(101)	(2)	2,747	5,430
Total nonperforming assets	$46,882	46,238	(12,685)	(9,358)	—	$71,077

The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses for loans as of the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Allowance for credit losses:
Allowance for collectively evaluated loans	$121,268	$120,741	$119,032
Allowance for individually evaluated loans	3,303	4,625	4,728
Total allowance for credit losses	$124,571	$125,366	$123,760
Allowance for credit losses for loans / total loans	1.78%	1.85%	1.85%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. For additional information on the current ACL methodology, see "Allowance for Credit Losses - Loans" within footnote 1 of the Company's 10-Q/10-K. Based on the current conditions of the loan portfolio, management believes that the $124.6 million allowance for credit losses at September 30, 2025 is adequate to absorb expected losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for credit losses on loans as of the dates indicated:

(in thousands)	September 30, 2025		December 31, 2024		September 30, 2024
Commercial real estate	$75,017	60.2%	$72,849	58.1%	$71,339	57.6%
Consumer	25,748	20.7%	27,463	21.9%	27,504	22.2%
Commercial and industrial	9,090	7.3%	14,397	11.5%	14,453	11.7%
Construction	10,792	8.7%	7,224	5.8%	7,119	5.8%
Agriculture production	3,901	3.1%	3,403	2.7%	3,312	2.7%
Leases	23	0.0%	30	0.0%	33	0.0%
Total allowance for credit losses	$124,571	100.0%	$125,366	100.0%	$123,760	100.0%
The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Commercial real estate	1.57%	1.59%	1.59%
Consumer	1.99%	2.14%	2.14%
Commercial and industrial	2.01%	3.05%	2.98%
Construction	3.61%	2.58%	2.58%
Agriculture production	2.40%	2.24%	2.30%
Leases	0.44%	0.44%	0.44%
Total loans	1.78%	1.85%	1.85%

The following table summarizes the activity in the allowance for credit losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Allowance for credit losses:
Balance at beginning of period	$124,455	$123,517	$125,366	$121,522
Provision for credit losses	730	320	7,918	4,670
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—	—	—
CRE owner occupied	—	—	—	—
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	(26)
SFR HELOCs and junior liens	—	—	—	(41)
Other	(142)	(170)	(459)	(538)
Commercial and industrial	(595)	(274)	(9,236)	(1,274)
Construction	—	—	—	—
Agriculture production	—	—	(11)	(1,450)
Leases	—	—	—	—
Total loans charged-off	(737)	(444)	(9,706)	(3,329)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	—	—	—	—
CRE owner occupied	—	1	1	2
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—
SFR HELOCs and junior liens	4	196	20	296
Other	30	63	103	184
Commercial and industrial	89	106	255	389
Construction	—	—	—	—
Agriculture production	—	1	614	26
Leases	—	—	—	—
Total recoveries of previously charged-off loans	123	367	993	897
Net charge-offs	(614)	(77)	(8,713)	(2,432)
Balance at end of period	$124,571	$123,760	$124,571	$123,760
Average total loans	$6,971,860	$6,690,326	$6,876,128	$6,755,916
Ratios (annualized):
Net (charge-offs) recoveries during period to average loans outstanding during period	(0.01)%	—%	(0.17)%	(0.05)%
Provision for credit losses to average loans outstanding during period	0.01%	0.01%	0.15%	0.09%

Foreclosed Assets, Net of Allowance for Losses
The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses, for the nine months ended September 30, 2025:

(in thousands)	Balance at December 31, 2024	Sales	Valuation Adjustments	Transfers from Loans	Balance at September 30, 2025
Land & construction	$204	$(100)	$—	$2,747	$2,851
Residential real estate	1,683	—	(3)	—	1,680
Commercial real estate	899	—		—	899
Total foreclosed assets	$2,786	$(100)	$(3)	$2,747	$5,430
Deposits
During the nine months ended September 30, 2025, the Company’s deposits increased by $246.9 million to $8.3 billion at quarter end. There were no brokered deposits included in the deposit balances as of September 30, 2025 and December 31, 2024. Estimated uninsured deposits totaled $2.7 billion and $2.5 billion as of September 30, 2025 and December 31, 2024, respectively.
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
During the three and nine months ended September 30, 2025, the Company repurchased 52,106 and 521,738 shares with market values of $2.3 million and $21.3 million, respectively. In addition, the Company’s Tier 1 common equity and tangible capital ratios increased to 13.4% and 10.4%, respectively as of September 30, 2025, compared to 13.2% and 9.7%, respectively, as of December 31, 2024.
Total shareholders' equity increased by $37.5 million during the quarter ended September 30, 2025, as net income of $34.0 million and a $16.4 million decrease in accumulated other comprehensive losses were partially offset by $11.7 million in cash dividends on common stock and $2.5 million in share repurchase activity. As a result, the Company’s book value increased to $40.12 per share at September 30, 2025, compared to $38.92 at June 30, 2025. The Company’s tangible book value per share, a non-GAAP measure, calculated by subtracting goodwill and other intangible assets from total shareholders’ equity and dividing that sum by total shares outstanding, was $30.61 per share at September 30, 2025, as compared to $29.40 at June 30, 2025. Changes in the fair value of available-for-sale investment securities, net of deferred taxes, continue to create moderate levels of volatility in tangible book value per share.
The following is a comparison of various capital ratios for the current period with the trailing quarter and applicable minimum regulatory requirements.

	September 30, 2025		December 31, 2024
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total risk based capital	15.1%	10.5%	15.7%	10.5%
Tier I capital	13.9%	8.5%	14.0%	8.5%
Common equity Tier 1 capital	13.4%	7.0%	13.2%	7.0%
Leverage	11.7%	4.0%	11.7%	4.0%
See Note 10 and Note 16 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

As of September 30, 2025, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depository shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with current and prospective covenants in credit agreements.

Liquidity
The Company's primary sources of liquidity include the following for the periods indicated:

(dollars in thousands)	September 30, 2025	December 31, 2024
Borrowing capacity at correspondent banks and FRB	$2,994,052	$2,882,859
Less: borrowings outstanding	—	(367,000)
Unpledged available-for-sale investment securities	964,941	1,435,990
Cash held or in transit with FRB	242,806	41,541
Total primary liquidity	$4,201,799	$3,993,390
At September 30, 2025, the Company's primary sources of liquidity represented 50% of total deposits and 154% of estimated total uninsured (excluding collateralized municipal deposits and intercompany balances) deposits, respectively. As secondary sources of liquidity, the Company's held-to-maturity investment securities had a fair value of $91.3 million, including approximately $4.1 million in net unrealized losses.
The Company’s profitability during the first nine months of 2025 generated cash flows from operations of $98.8 million compared to $85.5 million during the first nine months of 2024. Net cash used by investing activities was $3.6 million for the nine months ended September 30, 2025, compared to net cash from investing activities of $345.0 million during the nine months ending 2024. Financing activities provided $58.7 million during the nine months ended September 30, 2025, compared to using $209.0 million during the nine months ended September 30, 2024.
The types of contractual obligations of the Company and Bank, include but are not limited to term subordinated debt, operating leases, deferred compensation and supplemental retirement plans as well as off-balance sheet commitments such as unfunded loans and letters of credit, are consistent with those as of December 31, 2024. However, as borrowings have been repaid, the borrowing capacity at correspondent banks has increased. In addition, as the balance of investment securities has declined, so has the balance of unpledged securities. In total, and as illustrated above, the balance of total primary liquidity has increased during the first nine months of 2025.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments, which have historically included dividends to shareholders, scheduled debt service payments, and general operations. Shareholder dividends are expected to continue subject to the Board’s discretion and management's continuing evaluation of capital levels, earnings, asset quality and other factors. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to cover the Company's cash flow needs. However, the Company and its ability to generate liquidity through either the issuance of stock or debt, also serves as a potential source of strength for the Bank. Dividends paid by the Company to holders of its common stock used $33.4 million and $32.8 million of cash during the nine months ended September 30, 2025 and 2024, respectively. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

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

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net interest margin
Acquired loans discount accretion, net:
Amount (included in interest income)	$996	$1,018	$4,238	$3,200
Effect on average loan yield	0.06%	0.06%	0.08%	0.06%
Effect on net interest margin (FTE)	0.04%	0.05%	0.06%	0.05%
Net interest margin (FTE)	3.92%	3.71%	3.84%	3.69%
Net interest margin less effect of acquired loan discount accretion (Non-GAAP)	3.88%	3.66%	3.78%	3.64%

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Pre-tax pre-provision return on average assets or equity
Net income (GAAP)	$34,019	$29,051	$87,924	$85,834
Exclude provision for income taxes	12,449	10,348	31,659	30,382
Exclude provision for credit losses	670	220	9,063	4,930
Net income before income tax and provision expense (Non-GAAP)	$47,138	$39,619	$128,646	$121,146

Average assets (GAAP)	$9,900,675	$9,666,979	$9,829,580	$9,767,965
Average equity (GAAP)	$1,289,535	$1,214,510	$1,271,678	$1,186,245

Return on average assets (GAAP) (annualized)	1.36%	1.20%	1.20%	1.17%
Pre-tax pre-provision return on average assets (Non-GAAP) (annualized)	1.89%	1.63%	1.75%	1.66%
Return on average equity (GAAP) (annualized)	10.47%	9.52%	9.24%	9.67%
Pre-tax pre-provision return on average equity (Non-GAAP) (annualized)	14.50%	12.98%	13.53%	13.64%

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Return on tangible common equity
Average total shareholders' equity	$1,289,535	$1,214,510	$1,271,678	$1,186,245
Exclude average goodwill	304,442	304,442	304,442	304,442
Exclude average other intangibles	5,259	8,093	5,741	9,098
Average tangible common equity (Non-GAAP)	$979,834	$901,975	$961,495	$872,705

Net income (GAAP)	$34,019	$29,051	$87,924	$85,834
Exclude amortization of intangible assets, net of tax effect	339	725	1,041	2,175
Tangible net income available to common shareholders (Non-GAAP)	$34,358	$29,776	$88,965	$88,009

Return on average equity (GAAP) (annualized)	10.47%	9.52%	9.24%	9.67%
Return on average tangible common equity (Non-GAAP)	13.91%	13.13%	12.37%	13.47%

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Tangible shareholders' equity to tangible assets
Shareholders' equity (GAAP)	$1,304,305	$1,220,907
Exclude goodwill and other intangible assets, net	309,395	310,874
Tangible shareholders' equity (Non-GAAP)	$994,910	$910,033

Total assets (GAAP)	$9,878,836	$9,673,728
Exclude goodwill and other intangible assets, net	309,395	310,874
Total tangible assets (Non-GAAP)	$9,569,441	$9,362,854

Shareholders' equity to total assets (GAAP)	13.20%	12.62%
Tangible shareholders' equity to tangible assets (Non-GAAP)	10.40%	9.72%

	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Tangible common shareholders' equity per share
Tangible shareholders' equity (Non-GAAP)	$994,910	$910,033
Common shares outstanding at end of period	32,506,880	32,970,425

Common shareholders' equity (book value) per share (GAAP)	$40.12	$37.03
Tangible common shareholders' equity (tangible book value) per share (Non-GAAP)	$30.61	$27.60

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates as well as the mix shift of interest earning assets and interest bearing liabilities occurring subsequent to December 31, 2024, the following update of the Company’s assessment of market risk as of September 30, 2025 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2024.
As of September 30, 2025, the Company's loan portfolio consisted of approximately $7.0 billion in outstanding principal with a weighted average coupon rate of 5.58%. During the three-month periods ending September 30, 2025, June 30, 2025, and September 30, 2024, the weighted average coupon on loan production in the quarter was 6.71%, 6.87% and 7.63%, respectively. Included in the September 30, 2025 total loans balance are adjustable rate loans totaling $4.6 billion, of which $1.0 billion are considered floating based on the Wall Street Prime index. In addition, the Company holds certain investment securities with fair values totaling $297.8 million which are subject to repricing on not less than a quarterly basis.
Management funds the acquisition of nearly all of its earning assets through its core deposit gathering activities. As of September 30, 2025, non-interest bearing deposits represented 30.5% of total deposits. Further, during the quarter ended September 30, 2025, the cost of interest bearing deposits were 1.99% and the cost of total deposits were 1.39%. With the intent of increasing net interest income, management intends to continue to deploy its excess liquidity and/or seek to migrate certain earning assets into higher yielding categories. However, in situations where deposit balances contract, management may rely upon various borrowing facilities or utilize brokered deposits. Thus far during 2025 and the entire 2024 period, management did not utilize any brokered deposits. Management did however utilize borrowing lines from the FHLB, both overnight and term debt up to 12 months, during this same period. There were no FHLB borrowings outstanding as of September 30, 2025.
As of September 30, 2025 the overnight Federal funds effective rate, the rate primarily used in these interest rate shock scenarios, was 4.09%. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve month period utilizing a interest sensitivity (GAP) analysis based on the Company's specific mix of interest earning assets and interest bearing liabilities as of September 30, 2025.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+300 (shock)	(4.9)%	(4.8)%
+200 (shock)	(3.2)%	(3.1)%
+100 (shock)	(1.5)%	(1.0)%
+ 0 (flat)	—	—
-100 (shock)	(0.3)%	(1.3)%
-200 (shock)	(1.0)%	(5.0)%
-300 (shock)	0.8%	(10.7)%

Item 4.    Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.
During the three months ended September 30, 2025, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs at period end (2)
July 1 - 31, 2025	12,621	$42.37	—	348,270
August 1 - 31, 2025	—	42.68	10,503	337,767
September 1 - 30, 2025	—	45.43	41,603	296,164
Total	12,621	$40.09	52,106
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

Item 5 — Other Information

Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

(c) During the three and nine months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in item 408 of Regulation S-K) for the purchase or sale of the Company's common stock.

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

TRICO BANCSHARES
(Registrant)

Date: November 10, 2025	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)