Form 10-K
period 2025-12-31
TRICO BANCSHARES /
filed 2026-03-02
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________
FORM 10-K
_____________________
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes         ☒  No
The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2025, was approximately $1.4 billion.
The number of shares outstanding of Registrant’s common stock, as of February 27, 2026, was 32,150,632.
DOCUMENTS INCORPORATED BY REFERENCE
The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held on May 21, 2026, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Registrant’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

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
The Company maintains two capital subsidiary business trusts (collectively, the Trusts), both organized by the Company. For financial reporting purposes, the Company’s remaining investments in the Trusts of $1.2 million are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheet. For more information regarding the trust preferred securities please refer to “Note 14 – Junior Subordinated Debt” to the consolidated financial statements within Part II, Item 8 of this report.
Additional Information
Our executive offices are located at 63 Constitution Drive, Chico, California 95973, and our telephone number is (530) 898-0300. Additional information concerning the Company can be found on our website at www.tcbk.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through the investor relations page of our website, www.tcbk.com/about/investor-relations, as soon as reasonably practicable after the Company files these reports with the U.S. Securities and Exchange Commission (“SEC”). The information on our website is not part of this annual report.

Tri Counties Bank
The Bank was organized in 1975 and had total assets of approximately $9.8 billion at December 31, 2025. Based in Chico, California, the Bank offers an extensive and competitive breadth of consumer, small business and commercial banking services through its network of stand-alone and in-store branches in communities throughout California. In addition to its California community bank network, the Bank provides advanced online and mobile banking, a shared nationwide network of over 40,000 surcharge-free ATMs, and bankers available by phone 7 days per week.
The Bank provides a breadth of personal, small business and commercial financial services including accepting demand, savings and time deposits and making small business, commercial, real estate, and consumer loans, as well as a range of treasury management services and other customary banking services including safe deposit boxes at some branches. Brokerage and wealth management services are provided at the Bank’s offices by Tri Counties Advisors through the Bank’s arrangement with Raymond James Financial Services, Inc., an independent financial services provider and broker-dealer.
The Bank offers a variety of banking and financial services to both personal, small business and commercial customers. In many instances the owners or stakeholders of the business and commercial customers are also personal customers. The industries that we serve are diverse in both number and type and include, but are not limited to, manufacturing, real estate development, retail, wholesale, transportation, agriculture, commerce, oil & gas, and professional services. The majority of the Bank’s loans are direct loans made to individuals and businesses in California where its branches or business lending centers are located. At December 31, 2025, the Bank’s consumer loans net of deferred fees outstanding were $1.3 billion (18.5%), commercial and industrial loans outstanding were $464.4 million (6.5%), real estate construction loans of $301.0 million (4.2%), and commercial real estate loans were $4.9 billion (68.3%) of total loans. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery, equipment, inventory, accounts receivable and notes receivable secured by property as collateral for loans.
Most of the Bank’s deposits are from individuals and business-related sources. No single person or group of persons provides a material portion of the Bank’s deposits, the loss of any one or more of which would have a materially adverse effect on the business of the Bank, nor is a material portion of the Bank’s loans concentrated within a single industry or group of related industries.

Human Capital Resources

At December 31, 2025, we employed 1,148 persons. Full-time equivalent employees numbered 1,135. Additionally, we at times will utilize temporary personnel to supplement our workforce. None of our employees are presently represented by a union or covered under a collective bargaining agreement. Management believes that its employee relations are good.

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
2 TriCo Bancshares 2025 10-K

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

We encourage our team members to share their talents in their communities through volunteer activities in education, economic development, human and health services, and community reinvestment. During 2025, our team members logged more than 10,100 volunteer hours, supporting more than 350 organizations, and approximately 4,500 of those hours were for the benefit of community development efforts to support programs and services to low- or moderate-income communities.

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

To compete effectively, the Bank relies substantially on local promotional activity, personal contacts by its officers, directors, employees and shareholders, extended hours, personalized service and its reputation in the communities it service.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created the Consumer Financial Protection Bureau (the “CFPB”) as an independent entity with broad rulemaking, supervisory and enforcement authority over consumer financial products and services. In addition, the CFPB is authorized to investigate consumer complaints and enforce rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions, including the Bank. Banks with $10 billion
3 TriCo Bancshares 2025 10-K

or more in assets are subject to examination by the CFPB, while banks with less than $10 billion in assets, including the Bank, continue to be examined for compliance with federal consumer laws by their primary federal banking agency. At December 31, 2025, the Company had $9.8 billion in total assets. See the Risk Factors section for a discussion of some of the risks the Bank will encounter when it exceeds $10 billion in assets as of a December 31 annual measurement date.

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

The standards by which mergers and acquisitions involving depository institutions or bank holding companies are evaluated by regulators continue to evolve. For example, the DOJ announced in September 2024 its withdrawal from the 1995 Bank Merger Guidelines to assess the competitive effects of bank merger transactions.

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

In October 2025, the FDIC and Office of the Comptroller of the Currency (“OCC”) issued a proposed rule that would define the term “unsafe or unsound practice” for purposes of their enforcement powers under the Federal Deposit Insurance Act. The proposed definition would focus on whether the practice is likely to materially harm, or already has materially harmed, the financial condition of an institution. The FRB has not issued a similar proposal.

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
4 TriCo Bancshares 2025 10-K

The primary source of funds for payment of dividends by TriCo to its shareholders has been and will be the receipt of dividends. TriCo’s ability to receive dividends from the Bank is limited by applicable state and federal law. Under the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). However, with the prior approval of the Commissioner of the DFPI, a bank may pay cash dividends in an amount not to exceed the greatest of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. However, if the DFPI finds that the shareholders’ equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound, the Commissioner may order the bank not to pay a dividend to shareholders.

In addition, the Bank’s ability to pay dividends may be limited if the Bank fails to maintain an adequate capital conservation buffer. See “Regulatory Capital Requirements.”

The FRB, FDIC and the DFPI have authority to prohibit a bank holding company or a bank from engaging in practices which are considered to be unsafe and unsound. Depending on the financial condition of TriCo and the Bank and other factors, our regulators could determine that payment of dividends or other payments or stock repurchases by TriCo or the Bank might constitute an unsafe or unsound practice.

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

In October 2023, the FRB, the FDIC, and the OCC issued a final rule amending the agencies’ CRA regulations. In July 2025, the federal banking agencies issued a joint Notice of Proposed Rulemaking, which, if finalized, would rescind the 2023 final rule and reinstate the CRA framework that existed prior to the issuance of that rule. Implementation of the October 2023 final rule, which was subject to an injunction and has not taken effect, would have materially changed the CRA framework, including imposing additional costs and changing how CRA performance would be assessed.

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

The CFPB has broad rule making authority for a wide range of consumer financial laws that apply to all banks, including, among other things, laws relating to fair lending and the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has promulgated many mortgage-related rules, including rules related to requirements for "qualified mortgages," standards by which lenders must satisfy themselves of a borrower's ability to repay a mortgage loan, mortgage servicing standards, disclosure requirements, loan originator compensation standards, high-cost mortgage requirements, HMDA requirements, and appraisal and escrow standards for higher priced mortgages. The mortgage-related rules issued by the CFPB have materially restructured the origination, servicing, and securitization of residential mortgages in the United States. The CFPB has also taken positions on fair lending, including applying the disparate impact theory in auto financing, which could make it harder for lenders, such as the Bank, to charge different rates or apply different terms to loans to different customers. The CFPB’s rules and policies have impacted, and will continue to impact, the business practices of mortgage lenders, including the Bank.

On October 22, 2024, the CFPB finalized a new rule that requires a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider also has to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data required to be made available under the rule includes transaction information, account balance, account
5 TriCo Bancshares 2025 10-K

and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. For banks with at least $10 billion and less than $250 billion in total assets, compliance with the rule’s requirements is required beginning on April 1, 2027. However, the rule is the subject of litigation, which is currently stayed while the CFPB considers revisions to the rule and it is possible the rule will be substantially re-written or rescinded.

During 2025, the CFPB significantly reduced its staff. The reduction in force is the subject of litigation, and the staffing cuts are currently stayed pending the federal circuit court's rehearing of the case. The impact of these developments on banking organizations subject to CFPB regulation and supervision, including the Company in the event we exceed $10 billion in total assets, is uncertain. In addition, there is continued uncertainty about the CFPB’s priorities under the current U.S. administration. For example, in February 2025, the Acting Director of the CFPB instructed agency staff to pause most activity, including supervision and enforcement. While it is presently unclear when and to what extent the CFPB will resume its activities, other governmental authorities, including state attorneys general or banking regulators, may seek to increase their regulation, supervision, and enforcement of providers of consumer financial products and services in response to changes at the CFPB. Moreover, changes at the CFPB may lead to federal legislative efforts to alter the framework for consumer financial services regulation.

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
6 TriCo Bancshares 2025 10-K

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

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

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

We are subject to the capital framework for U.S. banking organizations known as Basel III. Basel III defines several measures of capital and establishes capital ratios based on a banking organization's levels of capital relative to risk-weighted assets. The risk-weighting of the asset depends on the nature of the asset but generally ranges from 0% for U.S. government and agency securities, to 1,250% for certain trading securitization exposures, resulting in higher risk weights for a variety of asset classes than previous regulations.

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

We believe that we were in compliance with the requirements of the Basel III capital rules applicable to us as of December 31, 2025. For a discussion of the regulatory capital requirements, see “Note 26 – Regulatory Matters” to the consolidated financial statements at Part II, Item 8 of this report.

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
7 TriCo Bancshares 2025 10-K

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

Deposit Insurance

Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor. The Bank pays deposit insurance assessments as determined by the FDIC. The assessment rate for an institution with less than $10.0 billion in assets, such as the Bank, is based on its risk category, with certain adjustments for any unsecured debt or brokered deposits held by the bank. The assessment base against which the assessment rate is applied to determine the total assessment due for a given period is the depository institution’s average total consolidated assets during the assessment period less average tangible equity during that assessment period. Institutions assigned to higher risk categories (that is, institutions that pose a higher risk of loss to the FDIC’s deposit insurance fund (the “DIF”)) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on a combination of its financial ratios and supervisory ratings, reflecting, among other things, its capital levels and the level of supervisory concern that the institution poses to the regulators. Deposit insurance assessments are also affected by the minimum reserve ratio with respect to the DIF. The Dodd-Frank Act increased the DIF’s minimum reserve ratio to 1.35% of the estimated amount of total insured deposits. In addition, the FDIC can impose special assessments in certain instances.

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of bank failures earlier that year and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion of deposits at an institution) and was assessed at a quarterly rate of 3.36 basis points over eight quarterly assessment periods, beginning in the first quarter of 2024. In December 2025, the FDIC reduced the rate at which the assessment is collected for the eighth quarter of the collection period, with an invoice payment date of March 30, 2026, from 3.36 basis points to 2.97 basis points. The Bank’s uninsured deposits were below the threshold and therefore is not required to pay the special assessment. This updated assessment was made under the FDIC’s final rule whereby the estimated loss pursuant to the systemic risk determination can be periodically adjusted. The FDIC has also retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment. The special assessments are tax deductible. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

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

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for the Bank would also result in the revocation of the Bank’s charter by the DFPI.

Depositor Preference

The FDIA provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

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

As of December 31, 2025, our C&D concentration as a percentage of capital totaled 21.5% and our CRE concentration, net of owner-occupied loans, as a percentage of capital totaled 188.6%

Bank Secrecy Act / Anti-Money Laundering

The Bank Secrecy Act of 1970 and the USA Patriot Act of 2001 require financial institutions to develop policies, procedures, and practices to prevent and deter money laundering ("BSA/AML"), and mandate that every bank have a written, board-approved program that is reasonably
8 TriCo Bancshares 2025 10-K

designed to assure and monitor compliance with the BSA/AML laws. The program must, at a minimum: (1) provide for a system of internal controls to assure ongoing compliance; (2) provide for independent testing for compliance; (3) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (4) provide training for appropriate personnel. In addition, banks are required to adopt a customer identification program, performing ongoing customer due diligence to understand the nature and purpose of customer relationships for the purpose of developing customer risk profiles and filing reports regarding known or suspected violations of federal law or suspicious transactions.

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

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. FRB rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. In October 2023, the Federal Reserve issued a proposed rule under which the maximum permissible interchange fee for an electronic debit transaction would be the sum of 14.4 cents per transaction and 4 basis points multiplied by the value of the transaction. Furthermore, the fraud-prevention adjustment would increase from a maximum of 1 cent to 1.3 cents per debit card transaction. The proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered by the FRB from large debit card issuers. The Bank is currently not subject to these restrictions or those proposed, however if our assets exceed $10 billion or more at December 31, 2026, these rules, if adopted, would be applicable to the Bank in July 2027. The extent to which any such proposed changes in permissible interchange fees will impact our future revenues is currently uncertain.
9 TriCo Bancshares 2025 10-K

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

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines for specified regulated entities having at least $1 billion in total assets, such as us, to prohibit incentive-based payment arrangements that encourage inappropriate risk taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies have not yet finalized these rules and the current administration has indicated its intention to abandon any reproposal.

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

Climate-Related and Other ESG Developments

In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions' and other companies' risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance ("ESG") matters. In addition, several states, including California, have enacted or proposed statutes or regulations addressing climate change and other ESG issues, while other states have enacted or proposed “anti-ESG” statutes or regulations. Conversely, President Trump has issued a number of executive orders in 2025 that specifically target federal climate and ESG initiatives and the federal executive branch's retreat from ESG regulatory expectations. It is uncertain how these conflicting positions will impact our business.

On March 6, 2024, the SEC adopted rules creating a detailed and extensive special disclosure regime about climate risks for issuing and reporting companies. Various states and private parties have challenged the rules.The litigation was consolidated in the U.S. Eighth Circuit Court of Appeals, and the SEC previously stayed effectiveness of the rules pending completion of that litigation. Furthermore, the SEC notified the court that the SEC would cease its involvement in the defense of the rule, leaving it uncertain as to whether it will become effective.

In California, the Climate Corporate Data and Accountability Act (“CCDAA”) requires both public and private U.S. businesses with revenues greater than $1 billion doing business in California to report their greenhouse gas emissions including scopes 1, 2, and 3 beginning in 2026 (for 2025 data) and also requires reporting companies to get third-party assurance of their reports. The Climate-Related Financial Risk Act (SB 261) mandates U.S. businesses with annual revenues over $500 million doing business in California to bi-annually disclose climate-related financial risks and their mitigation strategies beginning January 1, 2026. However, on November 18, 2025, the United States Court of Appeals for the Ninth Circuit granted an injunction halting enforcement of SB 261, pending resolution of a constitutional challenge. On January 9, 2026, a three-judge panel for the Ninth Circuit heard oral arguments relating to the challenges of SB 253 and SB 261. As of the date of this document, the panel did not issue a decision during the hearing. If the injunction is lifted, the Company could be subject to compliance with SB 261.

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

10 TriCo Bancshares 2025 10-K

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

President Trump has issued many executive orders that could impact our operations. For example, in August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities. We are evaluating this order and others to determine if any would have material impact on our financial condition or results of operations.

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

The majority of our assets are loans, which are subject to credit risks.

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
11 TriCo Bancshares 2025 10-K

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

A downturn in real estate values in the markets which we conduct our business in California could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies. As real estate prices decline, the value of real estate collateral securing our loans is reduced. As a result, our ability to recover on defaulted loans by foreclosing and selling the real estate collateral could then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2025, approximately 92.8% of the book value of our loan portfolio consisted of loans collateralized by various types of real estate. Substantially all of our real estate collateral is located in California; therefore, if there is a significant adverse decline in real estate values in California, the collateral for our loans will provide less security. Any such decline could have a material adverse effect on our business, financial condition and results of operations.

We have significant exposure to risks associated with commercial real estate lending.

A substantial portion of our loan portfolio consists of commercial real estate loans. As of December 31, 2025, we had approximately $4.6 billion of commercial real estate loans outstanding, which represented approximately 67.6% of our total loan portfolio. Consequently, commercial real estate-related credit risks are a significant concern for us. Commercial real estate loans are generally viewed as having more risk of default than some other types of loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. In addition, these loans often involve larger loan balances to single borrowers or groups of related borrowers compared with other types of loans. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic, which has been a catalyst for the evolution of various remote work options which could impact the vacancy rates and the long-term vacancy performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial
12 TriCo Bancshares 2025 10-K

real estate market. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

We are exposed to the risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we foreclose and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law or contractual claims by third parties (including purchasers of a property) based on damages and costs resulting from environmental contamination emanating from the property. When applicable, we establish contingent liability reserves for this purpose based on future reasonable and estimable costs developed by qualified soil and chemical engineering consultants. If we become subject to significant environmental liabilities or if our contingency reserve estimates are incorrect, our business, financial condition and results of operations could be materially adversely affected.

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

Additionally, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The growing experimentation with and adoption of advanced technologies—such as AI, quantum computing, distributed ledgers, tokenized deposits, blockchain, stablecoins, and other digital currencies, including the potential issuance, acceptance, and integration of central bank digital currencies—has the potential to fundamentally reshape the financial services landscape. Regulatory developments related to these emerging technologies, including the recent enactment of the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”) and the potential passage of the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”), further underscore this shift. This the emergence, adoption and evolution of new technologies that do not require intermediation, as well as advances in robotic process automation, could significantly affect the competition for financial services. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Failure to keep pace with technological advancements could adversely affect our competitive position, diminish customer satisfaction, and reduce the accessibility and relevance of our products and services.

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

Challenges experienced by other financial institutions could negatively impact the broader financial markets and, in turn, indirectly have an adverse effect on our operations.

The soundness and stability of many financial institutions are often closely interconnected through various credit, trading, clearing, or other operational relationships. As a result, concerns regarding—or an actual or threatened default by—any single institution could lead to widespread liquidity and credit problems, losses, or defaults across the broader financial system. This phenomenon, commonly referred to as “systemic risk,” may adversely affect financial intermediaries such as clearing agencies, clearing houses, banks, securities firms, and exchanges with which we regularly engage, and may therefore negatively impact our operations.

Events in the financial services industry during 2023 illustrated this dynamic. A number of regional and community banks experienced deposit outflows and heightened liquidity pressures, which in turn contributed to broad market concerns about the financial condition and creditworthiness of other institutions. Although we were not directly affected by these bank failures, the resulting speed and ease in which
13 TriCo Bancshares 2025 10-K

news or rumors, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions caused the stock prices of many financial institutions to become volatile, in particular regional, as well as community banks like us. Notably, the Company’s share price decreased by 17% during the month of March 2023, consistent with other community banking organizations. These developments resulted in—and similar occurrences may again result in—significant and cascading disruptions across financial markets and the deposit environment, increased operating costs, reduced fee income, and increased volatility and downward pressure on the market value of our common stock.

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

Adverse changes in economic or market conditions, including health-related events, may hurt our businesses.

Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Conditions such as an economic recession, pandemics, rising unemployment, adverse immigration policies impacting the labor market (notably agriculture), inflation, changes in interest rates, declines in asset values and other factors beyond our control may adversely affect our asset quality, deposit levels and our net income. Adverse changes in the economy may also have a negative effect on the demand for new loans and the ability of our existing borrowers to make timely repayments of their loans, which could adversely impact our growth and earnings. Economic and market conditions may also be affected by political developments in the U.S. and other countries and global conflicts, such the conflicts in Ukraine and the Middle East. Uncertainty about the federal fiscal policymaking process, the fiscal outlook of the federal government, prolonged government shutdowns, and future tax rates is a concern for businesses, consumers and investors in the United States. If these conditions continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, and human capital, as described in this document.

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

After an extended period at a target rate of 0-0.25%, the FRB began aggressively increasing interest rates in March 2022 and continuing into 2023. In late 2024, the FRB began lowering rates as inflationary pressure started to ease, and in late 2025, the FRB again lowered rates. However, the economic and inflationary outlook continues to remain uncertain. If the FRB were to reverse course and rapidly increase rates, the increase could result in further declines in the fair market values of long duration fixed rate investment securities, constrain our interest rate spread and may adversely affect our business forecasts. Increases in interest rates can have negative impacts on our business, including reducing our customers’ desire to borrow money from us or adversely affecting their ability to repay their outstanding loans by increasing their debt obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of non-performing assets would increase, producing an adverse effect on operating results. Asset values, especially commercial real estate as collateral, securities or other fixed rate earning assets, can decline significantly with relatively minor changes in interest rates. Conversely, decreases in interest rates can affect the amount of interest we earn on our loans and investment securities, which could have a material adverse effect on our financial condition and results of operations.
14 TriCo Bancshares 2025 10-K

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

We maintained a balance of $2.0 billion, or approximately 21.1% of our assets, in investment securities at December 31, 2025. Changes in market interest rates can affect the fair value of these investment securities, with increasing interest rates generally resulting in a reduction of value. Although the reduction in value from temporary increases in market rates does not affect our income unless the security is sold, it does result in an unrealized loss recorded in accumulated other comprehensive income that can reduce our common stockholders’ equity. Further, we must periodically test our investment securities for other-than-temporary impairment in value. In assessing whether the impairment of investment securities is other-than-temporary, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

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

We are subject to extensive regulation, supervision and examination by the DFPI, FDIC, and the FRB as well as regulations and policies of the CFPB. See "Item 1. Business - Regulation and Supervision" of this report for information on the regulation and supervision which governs our activities. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for credit losses. Banking regulations or the actions of our banking regulators may limit our growth, earnings and the return to our shareholders by restricting certain of our activities, such as the payment of dividends to our shareholders, possible mergers with or acquisitions of or by other institutions, desired investments, loans and interest rates on loans, interest rates paid on deposits, service charges on deposit account transactions, the possible expansion or reduction of branch offices, and the ability to provide new products or services.

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

15 TriCo Bancshares 2025 10-K

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

The Company has in the past and may in the future pursue mergers and acquisition opportunities. Mergers and acquisitions involve a number of risks and uncertainties to us in addition to those presented by the nature of the business acquired, which may materially and adversely affect our results of operations. Our ability to analyze the risks presented by prospective acquisitions, as well as our ability to prepare in advance of closing for integration, may be limited to the extent that we cannot gather necessary or desirable information with respect to the business we are acquiring. We may also make certain assumptions related to an acquisition that may prove to be inaccurate that limit the anticipated benefits (such as cost savings from synergies or strategic gains or be able to offer enhanced product sets) or make the acquisition more expensive or take longer to complete and integrate than anticipated. Prior to closing an acquisition, prospective acquisition targets are also subject to their own risks that we cannot manage or control. Any acquisition could be dilutive to our earnings and shareholders' equity per share of our common stock.

Our ability to complete an acquisition may be dependent on regulatory agencies with responsibilities for reviewing or approving the transaction, which could delay, restrictively condition or result in denial of an acquisition, or otherwise limit the benefits of the acquisition. Changes in regulatory rules or standards or the application of those rules or standards, or future regulatory initiatives designed to mitigate risk or promote competition may also limit our ability to complete an acquisition. Further, once an acquisition is completed, it may be difficult for us to integrate the acquired business with our operations, and we may not see the anticipated benefits of any such acquisition.

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

An insured depository institution with $10 billion or more in total assets is subject to supervision, examination, and enforcement with respect to consumer protection laws by the CFPB rather than its primary federal banking regulator. Under its current policies, the CFPB will assert jurisdiction in the first quarter after an insured depository institution’s call reports show total consolidated assets of $10 billion or more for four consecutive quarters. The Bank had slightly less than $10 billion in total assets at December 31, 2025, so it is possible that with only modest growth, the CFPB, instead of the FDIC, may soon have primary examination and enforcement authority over the Bank. As an independent bureau focused solely on consumer financial protection, the CFPB may interpret or enforce consumer protection laws more strictly or severely than the FDIC.

Additionally, other regulatory requirements apply to depository institutions and holding companies with $10 billion or more in total consolidated assets, including a cap on interchange transaction fees for debit cards, as required by Federal Reserve Board regulations, which would significantly reduce our interchange revenue, and restrictions on proprietary trading and investment and sponsorship in hedge
16 TriCo Bancshares 2025 10-K

funds and private equity funds known as the Volcker Rule. See also "Item 1 - Business - Regulation and Supervision - Interchange Fees" in this report. Further, deposit insurance assessment rates are calculated differently, and may be higher, for insured depository institutions with $10 billion or more in total consolidated assets.

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

We have supported our growth through the prior issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2025, we had outstanding trust preferred securities and accompanying junior subordinated debentures with principal amount of $41.2 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

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
17 TriCo Bancshares 2025 10-K

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

The Bank worked with third-party forensic investigators to understand the nature and scope of the incident and to determine what and how much information was impacted. The Bank determined that its internal computer network had been infected with malware which prevented access to certain files on the network. Through its investigation, the Bank determined that an unauthorized actor illegally accessed and acquired data from certain systems, including the personal information of approximately 75,000 individuals, including certain current and former customers, individuals related to current and former customers, current and former employees and their dependents, and others. While the information impacted varied by individual, the types of information that were impacted included name, social security number, driver’s license number, state identification number, financial account information, medical information, health insurance information, date of birth, passport number, digital/electronic signature, tax information, tax identification number, access credentials, and mother’s maiden name. The Bank notified and will continue to notify impacted individuals consistent with state and federal requirements and the Bank is offered impacted individuals credit restoration services and 24 months of credit monitoring services at no cost. The Bank issued a press release regarding this event and posted notice of this event on its website.
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

We face three purported class action lawsuits numerous lawsuits related to the 2023 cyberattack that have been filed in California Superior Court for the Counties of Contra Costa and Butte, seeking unspecified monetary damages, equitable relief, costs and attorneys’ fees. The lawsuits were consolidated (Donna Dryden v. Tri Counties Bank et. al., Superior Court of State of California - Butte County, 23-CV-03115) and allege breach of contract, negligence, violations of various privacy laws and a variety of other legal causes of action. Following mediation, the parties entered into a settlement agreement and on January 21, 2026, the court preliminarily approved the agreement. The Class is being notified by mail and we and hope to resolve this litigation quickly. The cost of the settlement is expected to be covered by insurance. However, we are unable to predict whether we may be subject to further private litigation. In addition, the Company received inquiries from various government authorities related to the 2023 cyberattack, which could result in sanctions, fines or penalties. We responded to these inquiries and cooperated fully. However, we cannot predict the timing or outcome of any of these inquiries, or whether we may be subject to further governmental inquiries.

Given the uncertainties about any further impacts of the incident, including the inherent uncertainties involved in litigation, contractual obligations, government investigations and regulatory enforcement decisions, we face the risk that outcomes from these risks could have a material adverse effect on our reputation, business and/or financial condition. In addition, litigation, government interventions, and negative media reports and any resulting damage to our reputation or loss of confidence in the security of our systems could adversely affect our business. It is possible that we could incur losses associated with these proceedings and inquiries, and the Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. While we believe we have adequate insurance to cover most of the costs of the cyberattack, ongoing legal and other costs related to these proceedings and inquiries, as well as any potential future proceedings and inquiries, may be substantial, and losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and inquiries could be material to our business, reputation, financial condition and operating results.

We face the risk that failures or breaches, including cyberattacks, of our operational or security systems or of those of our customers or vendors, could disrupt our business, result in the disclosure of confidential information, damage our reputation, and create significant financial and legal exposure.

The Company, our customers, our vendors, and other third parties have experienced security breaches and cyber attacks in the past, and it is inevitable that additional breaches and attacks will occur in the future. While such breaches and attacks have not materially impacted the Company to date, future security breaches and cyber attacks could result in serious and harmful consequences for us or our clients and customers. A principal reason that we cannot provide absolute security against cyber attacks is that we may not always be possible to anticipate, detect or recognize threats to the Company’s systems, or to implement effective preventive measures against all breaches because: the techniques used in cyber attacks evolve frequently and are increasingly sophisticated, and therefore may not be recognized until launched; cyber attacks can originate from a wide variety of sources, including our own employees, cyber-criminals, hacktivists, groups
18 TriCo Bancshares 2025 10-K

linked to terrorist organizations or hostile countries, or third parties whose objective is to disrupt the operations of financial institutions more generally; we do not have control over the cybersecurity of the systems of the large number of clients, customers, counterparties and third-party service providers with which we do business; and it is possible that a third party, after establishing a foothold on an internal network without being detected, might obtain access to other networks and systems. The risk of a security breach due to a cyber attack could increase in the future due to factors such as: our ongoing expansion of mobile and digital banking and other internet-based products and applications, and the increased use of remote access to facilitate remote arrangements for employees, vendors and other third parties. In addition, a third party could misappropriate confidential information obtained by intercepting signals or communications from mobile devices used by our employees. The techniques used in cyber attacks and breaches change rapidly and are increasingly sophisticated, including through the use of generative AI and deepfakes, and we expect additional risks in the future through the use of quantum computing, and we may not be able to anticipate cyber attacks or other data security breaches. Additionally, cyber attacks and breaches in some cases appear to be supported by foreign governments or other well-financed entities and often originate from less regulated and remote areas of the world. We have seen a higher volume and complexity of attacks during times of increased geopolitical tensions. A successful penetration or circumvention of the security of our systems or the systems of a vendor, governmental body or another market participant could cause serious negative consequences, including: significant disruption of our operations and those of our clients, customers and counterparties, including: losing access to operational systems; misappropriation of our confidential information or that of our clients, customers, counterparties, employees, regulators, or other individuals; disruption of or damage to our systems and those of our clients, customers and counterparties; the inability, or extended delays in the ability, to fully recover and restore data that has been stolen, manipulated or destroyed or the inability to prevent systems from processing fraudulent transactions; allegations or violations by the Company of applicable privacy and other laws; financial loss to us or to our clients, customers, counterparties, employees, or others; loss of confidence in our cybersecurity and business resiliency measures; dissatisfaction among our clients, customers or counterparties; significant exposure to litigation and regulatory fines, penalties or other sanctions; and harm to our reputation, all of which could have a material adverse effect on us. If personal, confidential or proprietary information of customers or others in the Bank’s or such vendors’ or other third-parties’ possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss, as discussed earlier regarding the Bank's 2023 cyberattack. The extent of a particular cyber attack and the steps that we may need to take to investigate the attack may not be immediately clear, and it may take a significant amount of time before such an investigation or determination, judicial or otherwise, can be completed. While such an investigation is ongoing, we may not necessarily know the full extent of the harm caused by the cyber attack, and that damage may continue to spread. These factors may inhibit our ability to provide rapid, full and reliable information about the cyber attack to its clients, customers, counterparties and regulators, and the public. Furthermore, it may not be clear how best to contain and remediate the harm caused by the cyber attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Any or all of these factors could further increase the costs and consequences of a cyber attack.

In addition to threats from external sources, insider threats represent a significant risk to us. Insiders, including those having legitimate access to our information, communications systems and other technology and the information contained therein, have the easiest opportunity to make inappropriate use of their access. Addressing that risk requires understanding not only how to protect us from unauthorized use and disclosure of data, but also how to engage behavioral analytics and other tools to identify potential internal threats before any damage is done. As more work is conducted outside of our facilities, the risk of improper access to our network or confidential information has increased, including for reasons such as a failure by an employee or contractor to secure a device with Company access.

Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks, and other technology assets and the confidentiality, integrity, and availability of information belonging to us and our customers, there is no assurance that our security measures will be sufficient. We have implemented employee and customer awareness training regarding phishing, malware, and other cyber risks, however there can be no assurances that this training will be effective or sufficient. Furthermore, these risks are expected to increase in the future as we continue to increase our electronic payments and other internet-based product offerings and expand our internal usage of web-based products and applications.

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
19 TriCo Bancshares 2025 10-K

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

Our business involves storing and processing sensitive consumer and business customer data. We depend on internal systems, third-party service providers, cloud services and outsourced technology to support these data storage and processing operations. In addition, cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Despite our efforts to ensure the security and integrity of our systems, we may not be able to anticipate, detect or recognize threats to our systems or those of third-party service providers or to implement effective preventive measures against all cybersecurity breaches. Cyberattack techniques change regularly and can originate from a wide variety of sources, including third parties who are or may be involved in organized crime or linked to terrorist organizations or hostile foreign governments, and such third parties may seek to gain access to systems directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems. These risks may increase in the future as we continue to increase our mobile, digital and other internet-based product offerings and expand our internal usage of web-based products and applications. A cybersecurity breach or cyberattack could persist for a long time before being detected and could result in theft of sensitive data or disruption of our transaction processing systems.

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

20 TriCo Bancshares 2025 10-K

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, our implementation of certain new technologies, such as those related to artificial intelligence ("AI"), automation and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. In addition, the growing reliance on AI technologies by vendors, business partners, and technology solutions or applications introduces additional risks, including but not limited to: Algorithmic Bias that may result in unintended discriminatory outcomes and harm our reputation, loss of proprietary and confidential information through use of AI technologies, unauthorized access or breaches of data could compromise the integrity of our systems with AI dependency, evolving regulations and legal frameworks surrounding AI may pose challenges leading to legal and financial consequences for non-compliance, and protecting the intellectual property associated with AI technologies may be challenging, and unauthorized use or infringement by third parties could bring harm to our competitive position or reputation. Furthermore, cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Failure to successfully keep pace with
21 TriCo Bancshares 2025 10-K

technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.

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

The increased use and capacity of AI, Generative AI, large language models (LLMs), and AI agents by customers, vendors and competitors increases risks to our business.

The use and capacity of AI, Generative AI, LLMs and AI agents has increased in the past year and is being employed by customers, competitors, and vendors at increased rates. Many of these tools can increase cybersecurity risks, require specific technical expertise to operate, or expose information through open source code. These tools are being used by parties in various capacities, and employing these tools without sufficient knowledge or expertise of the power and risks associated with the tools can increase risks for the users. These tools are relatively new and there is potential of continued and/or increased adoption of legal and regulatory frameworks governing the use of these tools, by law, our primary banking regulators, other federal or state regulatory bodies, or other self-regulatory organizations.

The use of these tools by customers can increase the risk of exposure to their personal information and/or banking credentials which can result in increased opportunities for bad actors to initiate fraudulent activity with respect to a customer’s account(s). While we have implemented commercially reasonable policies and procedures to protect against fraudulent activity on the accounts of our customers, we cannot assure that such policies and procedures will prevent all fraudulent activity or capture activity that has been inadvertently been authorized by the customer. Such activity can result in financial liability and litigation risk to us and/or our customers, as well as harm to our reputation and negative impacts on our financial condition, results of our operations, business and prospects.

The use of these tools by vendors engaged by us can increase the risk of unauthorized use or disclosure of sensitive or confidential client or customer information and cyberattacks. In conducting due diligence of our vendors, we request information regarding how the vendor uses these tools and attempt to mitigate risks related to exposure by agreement with vendors. While these processes seek to mitigate risks associated with vendor use of these tools, we cannot eliminate this risk. Vendors may employ tools without realizing the risks associated with the tools, may have employees that use unauthorized technology tools that were not disclosed to us during our diligence process, or the tools that were disclosed may implement new services, features, or technologies that increase the exposure to cybersecurity risks. If a vendor engaged by us experienced a cyberattack related to use of these tools, or deliberately or inadvertently exposed sensitive or confidential client or customer information, we may experience financial liability and litigation risk to us and/or our customers, as well as harm to our reputation and negative impact on our financial condition, results of operations and business. Additionally, if any vendors incur additional costs related to any legal or regulatory framework adopted governing the use of such tools, we may face increased costs to engage such vendor, which could impact or financial condition and results of operations if we continue to use such vendor or as a result of costs incurred to find an alternative vendor.

The use of these tools by competitors may impair our ability to attract or retain business if our competitors are successful in their implementation. Failure to keep pace with these evolving technologies can have a negative impact on our financial condition, results of operations, business and prospects. In addition, if our competitors suffer any reputational harm as a result of the implementation of these evolving technologies, it could have a negative effect on the financial services industry as a whole and have a negative impact on our financial condition, results of operations, business and prospects. The increased use of these tools by competitors may also increase pressure to impose legal or regulatory frameworks regarding these tools, which could impact the financial services industry as a whole and cause us to incur increased costs to comply with such legal or regulatory frameworks, which may result in a negative impact on our financial condition, results of operations and business.

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

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in litigation that could be expensive, time-consuming, disruptive to our operations, and distracting to management. If we are found to infringe on one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third-party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have a material adverse effect on our business, financial condition and results of operations.

22 TriCo Bancshares 2025 10-K

Our failure to comply with anti-money laundering and anti-terrorism financing laws could have significant adverse consequences for us.

The Bank Secrecy Act of 1970, the Patriot Act and other laws and regulations require financial institutions to institute and maintain an effective BSA/AML program, file suspicious activity reports and currency transaction reports and comply with other BSA/AML requirements. Our federal and state banking regulators regularly review our BSA/AML program. If FinCEN BSA/AML our program is deemed deficient, we could be subject to liability, including fines, civil money penalties and other regulatory enforcement actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Our failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us and, in turn, could have a material adverse effect on our business, financial condition or results of operations.

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

We have implemented a risk management framework to mitigate our risk and loss exposure. This framework is comprised of various processes, systems and strategies, and is designed to identify, measure, assess, monitor, report and manage the types of risk to which we are subject, including, among others, credit, capital, interest rate, liquidity, legal and regulatory, cybersecurity, compliance, strategic, reputational and operational risks related to our employees, systems and vendors, among others. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met and will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. Additionally, instruments, systems, controls and strategies used to hedge or otherwise understand and manage exposure to the risks we are subject to could be less effective than anticipated. As a result, we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk. If our risk management framework is not effective, we could suffer unexpected losses and become subject to litigation, negative regulatory consequences, or reputational damage among other adverse consequences, any of which could result in our business, financial condition, results of operations or prospects being materially adversely affected.

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
23 TriCo Bancshares 2025 10-K

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

Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2023, both Fitch and S&P lowered their long-term sovereign credit rating on the U.S. from AAA to AA+, and further affirmed the ratings in 2024. A further downgrade, or downgrades by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.

24 TriCo Bancshares 2025 10-K

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.     CYBERSECURITY

Risk Management and Strategy

25 TriCo Bancshares 2025 10-K

The Company's information security program is designed to maintain the confidentiality, integrity, and availability for our systems and data, and we employ a holistic process for overseeing and managing cybersecurity and related risks. This process is integrated into our enterprise risk management framework and is supported by both management and our board of directors.

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

Our objective for managing cybersecurity risk is to prevent, detect, respond to, an recover from efforts to penetrate, disrupt, or misuse our systems or information. The structure of our information security program is aligned with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”), applicable regulatory guidance, and other industry standards. This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use the NIST CSF as a guide to help us identify, assess and manage cybersecurity risks relevant to our business. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our CISO and our Chief Information Officer ("CIO"), along with key members of their teams, regularly collaborate with peer banks, industry groups, law enforcement, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists.

We engage qualified third parties, including independent assessors and external service providers, to support our cybersecurity and data privacy processes, including risk assessments, control validation, penetration testing, and program enhancements. These third parties provide security services, including regular reviews of our security environment to provide an independent, industry-recognized risk rating and internal audits of our technology and security controls. Further, we deploy technical safeguards designed to help protect our information systems from cybersecurity threats, including firewalls, multi-factor authentication, privileged access controls, endpoint detection and response solutions, logging, monitoring and alerting, email security, network security monitoring and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. Our third-party risk management program includes processes for identifying and managing material cybersecurity risks arising from third-party providers. The program is integrated into our enterprise-wide risk assessment process and reports relevant risks to the IT/Cybersecurity Committee of our board of directors. Furthermore, our third-party risk management program includes cybersecurity as an aspect of its risk assessment of third parties with the objective that key risks are identified and addressed. Moreover, the program also considers risks associated with certain fourth parties, entities that are partners or subcontractors of our direct third-party vendors, through assessments carried out internally and by our third-party service providers. This plan is tested periodically through tabletop exercises and simulations.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate board-approved management committees, as discussed further below, and to the IT/Cybersecurity Committee of our board of directors. The Incident Response Plan is coordinated through the CISO and key members of management are embedded into the plan by its design. This plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Lastly, we leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

Governance

Our CIO and CISO have extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Our CIO and CISO have served in their positions since joining the Company in June, 2022 and January, 2022, respectively. Our CIO, who reports directly to the Chief Executive Officer, has 30 years of experience in various technology and security leadership positions across multiple industries including banking, insurance services, utilities, technology service providers, and as a member of the US Air Force. Prior to joining us, our CIO served as a CIO for multiple banks leading both technology and cybersecurity. Our CISO, reporting directly to the CIO, has over 35 years of experience in various technology and security leadership positions across multiple industries including banking, healthcare, automotive, mining, education, engineering, construction, and dairy product production.

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
26 TriCo Bancshares 2025 10-K

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

Our Board of Directors has ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program. That program is utilized in making decisions with respect to company priorities, resource allocations, and oversight structures. The IT/Cybersecurity Committee of the board of directors regularly reviews our cybersecurity program with management and reports to the Board of Directors. The IT/Cybersecurity Committee meets at least quarterly (or more frequently as may be required) and receives updates from the CISO on topics with respect to the cybersecurity program. The IT/Cybersecurity Committee reviews and approves our information security and technology strategies annually. Additionally, the Risk Committee of our board of directors reviews our cyber security risk profile on a quarterly basis. The management IT/Cybersecurity and Risk Committees each provide reports of their activities to the full board of directors at each board meeting in the event all board members are not present at the relevant board committee meetings.

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

In addition, we have experienced unrelated incidents involving unauthorized access to certain confidential information and systems. Typically, these incidents have involved attempts to commit fraud by taking control of a customer’s systems and/or emails, often by exploiting insider access or using compromised credentials. In other cases, the incidents have involved unauthorized access to certain of our customers’ private information, including credit card information, financial data, social security numbers or passwords. Some of these incidents have occurred at third-party providers, including third parties who provide us with various systems and/or services. For example, in 2023, one of our third-party vendors experienced a cybersecurity incident due to a previously unknown (i.e., zero-day) vulnerability in a popular file sharing software the vendor used called MOVEit Transfer. To date, none of these incidents have materially affected or are reasonably likely to materially affect the Company or our financial position or results of operations.

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
ITEM 2.    PROPERTIES
The Company is engaged in the banking business through 65 traditional branches, 3 in-store branches and 9 loan production offices in 32 counties throughout California including the counties of Butte, Colusa, Contra Costa, Del Norte, Fresno, Glenn, Humboldt, Kern, Lake, Los Angeles, Madera, Mendocino, Merced, Nevada, Orange, Placer, Sacramento, San Diego, San Francisco, San Mateo, Santa Clara, Shasta, Siskiyou, Sonoma, Stanislaus, Sutter, Tehama, Trinity, Tulare, Yolo and Yuba. All offices are constructed and equipped to meet prescribed security requirements.
As of December 31, 2025, the Company owned 31 branch office locations, two administrative buildings that include branch locations, and 7 other buildings that are used as either administrative, operational, or loan production offices. The Company leased 32 branch office locations, 3 in-store branch locations, and 9 loan production offices. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance. All of the Company’s existing facilities are considered to be adequate for the Company’s present and future use. In the opinion of management, all properties are adequately covered by insurance. See “Note 7 – Premises and Equipment” to the consolidated financial statements at Part II, Item 8 of this report.
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
27 TriCo Bancshares 2025 10-K

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
28 TriCo Bancshares 2025 10-K

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
The Company’s common stock is traded on the Nasdaq under the symbol “TCBK.” As of February 24, 2026, there were approximately 1,573 shareholders of record of the Company’s common stock. On February 27, 2026, the closing market price was $47.78 per share.
Information regarding restrictions on dividends, as required by this Item, is set forth in Item 1: “Business - Dividends, Distributions and Regulatory Matters” and in Note 26 - “Regulatory Matters” of the Notes to consolidated financial statements and incorporated into this Item by reference.
TriCo Bancshares Stock Performance
The following graph presents the cumulative total yearly shareholder return from investing $100 on December 31, 2020, in each of TriCo common stock, the Russell 3000 Index, and the S&P Western Bank Index. The S&P Western Bank Index includes banks located in California, Oregon, Washington, Montana, Hawaii and Alaska with market capitalization similar to that of TriCo’s. The amounts shown assume that any dividends were reinvested.

Total Return Performance
Index Value
200
150
100
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
TriCo Bancshares
Russell 3000 Index
S&P Western Bank Index

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
TriCo Bancshares	100.00	124.54	151.39	131.63	137.76	154.74
Russell 3000 Index	100.00	125.66	101.53	127.88	158.93	185.47
S&P Western Bank Index	100.00	154.19	119.66	118.94	165.75	213.10
29 TriCo Bancshares 2025 10-K

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
Financial Overview
In 2025, the Company reported net income of $121.6 million, a $6.7 million or 5.8% increase from the prior year. Earnings per share on a diluted basis for the year were $3.70, up 6.9% from the prior year. The current year net income was impacted by an increase in net interest income primarily associated with decreased interest expense and partially offset by an increase in provision for loan losses. In 2025, total interest expense was reported at $119.7 million, an decrease of $15.5 million or 11.4% from the prior year.
Net interest income on a fully tax equivalent (FTE) basis, a non-GAAP financial measure, was $351.9 million, an increase of $19.4 million, or 5.8%, from 2024. The increase in FTE net interest income reflects the $75.8 million, or 0.8%, increase in average earning assets and an 18 basis point increase in the FTE net interest margin to 3.89%. Average earning asset declines included a $226.1 million or 10.5% decrease in average securities, partially offset by an $166.3 million, or 2.5% increase in average loans and leases. The decrease in average securities was driven by the redeployment of liquidity from prepayments, maturities and sales into the pay down of borrowings and loan growth during 2025. The net interest margin expansion was driven by the declining rate environment and a liability sensitive balance sheet, resulting in a decrease in the cost of funds from both deposits and borrowings. This decrease in interest expense was supported by improved average balances on loans, flat yields on earnings assets and to a greater extent, by the continued balance sheet mix shift where liquidity from deposit growth and investment security principal repayments were utilized to pay down borrowings. Total average interest-bearing deposits was $5.7 billion and $5.4 billion during 2025 and 2024, respectively, while average other borrowings totaled $35.6 million and $294.3 million, respectively, during the same periods.

The provision for credit losses increased $5.4 million to $12.1 million, primarily due to growth in loan volume during 2025 and increased charge-offs, relative to the 2024 period with muted loan growth and less volatility within collateral values. The allowance for credit losses (ACL) was $125.8 million, or 1.77% of total loans and leases, at December 31, 2025, compared to $125.4 million, or 1.85% of total loans and leases, at December 31, 2024.

Noninterest income was $68.3 million, up $3.9 million, or 6.1%, from the prior year, while noninterest expenses of $241.0 million was up $6.9 million or 2.9%, from the prior year. The year over year changes in noninterest income reflected improved earnings on deposit accounts and other service fees, coupled with elevated earnings from asset management from continued growth in assets under management. The increase in noninterest expense meanwhile as compared to the trailing year is attributed primarily to a combination of routine merit increases, increased incentive compensation from elevated levels of both loan and deposit production, and targeted strategic hiring.

The tangible common equity to tangible assets ratio, a non-GAAP financial measure, was 10.71% at December 31, 2025, up 99 basis points from December 31, 2024, primarily due to an increase in tangible common equity related to the retention of 2025 earnings and a reduction in accumulated other comprehensive loss.

30 TriCo Bancshares 2025 10-K

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

Year ended December 31,	2025	2024	2023
Interest income	$470,572	$466,638	$438,354
Interest expense	(119,729)	(135,204)	(81,677)
Net interest income	350,843	331,434	356,677
Provision for credit losses	(12,063)	(6,632)	(23,990)
Noninterest income	68,338	64,407	61,400
Noninterest expense	(240,959)	(234,105)	(233,182)
Income before income taxes	166,159	155,104	160,905
Provision for income taxes	(44,601)	(40,236)	(43,515)
Net income	$121,558	$114,868	$117,390
Share Data
Earnings per share:
Basic	$3.72	$3.47	$3.53
Diluted	$3.70	$3.46	$3.52
Per share:
Dividends paid	$1.38	$1.32	$1.20
Book value at period end	$41.07	$37.03	$34.86
Tangible book value at period end (2)	$31.52	$27.60	$25.39
Average common shares outstanding	32,673	33,088	33,261
Average diluted common shares outstanding	32,855	33,230	33,355
Shares outstanding at period end	32,335	32,970	33,268
Financial Ratios
During the period:
Return on average assets	1.23%	1.18%	1.19%
Return on average equity	9.45%	9.57%	10.65%
Net interest margin(1)	3.89%	3.71%	3.96%
Efficiency ratio	57.48%	59.14%	55.77%
Average equity to average assets	13.06%	12.30%	11.17%
Dividend payout ratio	37.04%	38.00%	33.99%
At period end:
Equity to assets	13.52%	12.62%	11.70%
Total capital to risk-weighted assets	15.05%	15.71%	14.73%
Balance Sheet Data
Total investments	$1,842,417	$2,036,610	$2,305,882
Total loans	7,111,087	6,768,523	6,794,470
Total assets	9,822,063	9,673,728	9,910,089
Total non-interest bearing deposits	2,594,032	2,548,613	2,722,689
Total deposits	8,263,901	8,087,576	7,834,038
Total other borrowings	11,713	89,610	632,582
Total junior subordinated debt	41,238	101,191	101,099
Total shareholders’ equity	1,328,001	1,220,907	1,159,682
Total tangible equity (2)	$1,019,088	$910,033	$844,688
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
31 TriCo Bancshares 2025 10-K

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

	Twelve months ended
(dollars in thousands)	December 31, 2025	December 31, 2024
Net interest margin
Acquired loans discount accretion, net:
Amount (included in interest income)	$5,153	$4,329
Effect on average loan yield	0.08%	0.07%
Effect on net interest margin (FTE)	0.06%	0.05%
Net interest margin (FTE)	3.89%	3.71%
Net interest margin less effect of acquired loan discount accretion (Non-GAAP)	3.83%	3.66%

	Twelve months ended
(dollars in thousands)	December 31, 2025	December 31, 2024
Pre-tax pre-provision return on average assets or equity
Net income (GAAP)	$121,558	$114,868
Exclude provision for income taxes	44,601	40,236
Exclude provision for credit losses	12,063	6,632
Net income before income tax and provision expense (Non-GAAP)	$178,222	$161,736

Average assets (GAAP)	$9,854,786	$9,757,326
Average equity (GAAP)	$1,286,959	$1,200,140

Return on average assets (GAAP)	1.23%	1.18%
Pre-tax pre-provision return on average assets (Non-GAAP)	1.81%	1.66%
Return on average equity (GAAP)	9.45%	9.57%
Pre-tax pre-provision return on average equity (Non-GAAP)	13.85%	13.48%

	Twelve months ended
(dollars in thousands)	December 31, 2025	December 31, 2024
Return on tangible common equity
Average total shareholders' equity	$1,286,959	$1,200,140
Exclude average goodwill	304,442	304,442
Exclude average other intangibles	5,498	8,592
Average tangible common equity (Non-GAAP)	$977,019	$887,106

Net income (GAAP)	$121,558	$114,868
Exclude amortization of intangible assets, net of tax effect	1,381	2,900
Tangible net income available to common shareholders (Non-GAAP)	$122,939	$117,768

Return on average equity	9.45%	9.57%
Return on average tangible common equity (Non-GAAP)	12.58%	13.28%
32 TriCo Bancshares 2025 10-K

	As of
(dollars in thousands)	December 31, 2025	December 31, 2024
Tangible shareholders' equity to tangible assets
Shareholders' equity (GAAP)	$1,328,001	$1,220,907
Exclude goodwill and other intangible assets, net	308,913	310,874
Tangible shareholders' equity (Non-GAAP)	$1,019,088	$910,033

Total assets (GAAP)	$9,822,063	$9,673,728
Exclude goodwill and other intangible assets, net	308,913	310,874
Total tangible assets (Non-GAAP)	$9,513,150	$9,362,854

Shareholders' equity to total assets (GAAP)	13.52%	12.62%
Tangible shareholders' equity to tangible assets (Non-GAAP)	10.71%	9.72%

	As of
(dollars in thousands)	December 31, 2025	December 31, 2024
Tangible common shareholders' equity per share
Tangible shareholders' equity (Non-GAAP)	$1,019,088	$910,033

Common shares outstanding at end of period	32,334,974	32,970,425

Common shareholders' equity (book value) per share (GAAP)	$41.07	$37.03
Tangible common shareholders' equity (tangible book value) per share (Non-GAAP)	$31.52	$27.60

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
Allowance for Credit Losses
Our ACL represents our current estimate of the lifetime credit losses expected from our loan and lease portfolio and our unfunded lending commitments. Management uses models that employ assumptions about current and future economic conditions throughout the contractual life of our loan portfolio. As part of our model risk oversight, we perform ongoing monitoring of model performance to assess modeling approaches and identify potential model enhancements, which may result in updates to our statistically based models from time-to-time. The impact from any refinement of estimates or changes to assumptions was insignificant to the financial statements during the current period. Ongoing oversight efforts include monitoring: CECL model outputs, loan portfolio risk ratings, economic conditions, loan concentrations and growth rates, past-due and non-performing trends, specific reserves for problem loans, and historical charge-off and recovery experience.
One of the key assumptions requiring significant judgment in the process is estimating the Company's ACL relates to macroeconomic forecasts that are incorporated into the loss models. As all economic outlooks are inherently uncertain, the Company utilizes various data points to better inform management's estimation of expected credit losses given observable and forecast changes in the economic environment and market conditions. These macroeconomic forecasts incorporate variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to: gross domestic product, unemployment rate, consumer price index, corporate interest rate spreads, and economic policy. Changes in the economic forecasts could significantly affect the estimated credit losses, which could potentially lead to materially different allowance levels from one reporting period to the next.
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
33 TriCo Bancshares 2025 10-K

evaluated loans need to be placed on non-accrual.
Because current economic conditions and forecasts can change and determining the likelihood of future events make it inherently difficult to predict the amount of estimated credit losses on loans, management's determination of the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may move independently of one another, such that improvement in one or certain factors may offset deterioration in others. Thus, as a result of the significant size of the loan portfolio, the numerous assumptions in the model, and the high degree of potential change in such assumptions, there is a high degree of sensitivity to the reported amounts. The ACL is sensitive to changes in key assumptions, and changes in the economic forecasts, the forecast period, and other macroeconomic factors, such as those noted above, would all change the outcome of the quantitative components of the ACL. Those results would then need to be assessed from a qualitative perspective, potentially requiring further adjustments to the qualitative components to arrive at a reasonable and appropriate allowance for credit losses. Management believes that the ACL was adequate as of December 31, 2025.
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
34 TriCo Bancshares 2025 10-K

	Year ended December 31,
	2025	2024	2023
Interest income	$470,572	$466,638	$438,354
Interest expense	(119,729)	(135,204)	(81,677)
Net interest income (not FTE)	350,843	331,434	356,677
FTE adjustment	1,050	1,085	1,536
Net interest income (FTE)	$351,893	$332,519	$358,213
Net interest margin (FTE)	3.89%	3.71%	3.96%
Acquired loans discount accretion:
Purchased loan discount accretion	$5,153	$4,329	$5,651
Effect on average loan yield	0.08%	0.07%	0.09%
Effect of purchased loan discount accretion on net interest margin (FTE)	0.06%	0.05%	0.06%
Net interest income (FTE) during the year ended December 31, 2025 increased $19.4 million or 5.8% to $351.9 million compared against $332.5 million during the year ended December 31, 2024. The increased amount of net interest income reflects the declining rate environment driving a decrease in the cost of funds from both deposits and borrowings, only slightly offset by modestly lower yields on loan and lease balances, and investment securities during 2025. Average loan balances increased by $166.3 million or 2.5% from December 31, 2024. Meanwhile, the yield on interest earning assets was 5.21% and 5.21% for the years ended December 31, 2025 and 2024, respectively. The unchanged earning asset yield was reflective of a 4 basis point decrease in total loan yields and a 3 basis point decrease in yield associated with total investment securities. Meanwhile, the costs of total interest bearing liabilities decreased 29 basis points to 2.04% during the year ended December 31, 2025, as compared to 2.33% for the year ended December 31, 2024. During the same period, costs associated with interest bearing deposits decreased by 12 basis points to 1.97% as compared to 2.09% in the prior year. The decrease in interest expense for the year ended December 31, 2025, as compared to the trailing year, was primarily due to the continued balance sheet mix shift where liquidity from deposit growth and investment security principal repayments were utilized to pay down borrowings.
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
For more information related to loan interest income, including loan purchase discount accretion, see the Summary of Average Balances, Yields/Rates and Interest Differential. The “Yield” and “Volume/Rate” tables shown below are useful in illustrating and quantifying the developments that affected net interest income during 2025 and 2024.
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
35 TriCo Bancshares 2025 10-K

	Year ended December 31,
	2025			2024			2023
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$6,913,337	$397,308	5.75%	$6,747,072	$390,491	5.79%	$6,557,246	$356,710	5.44%
Investment securities—taxable	1,787,112	60,398	3.38%	2,008,823	68,434	3.41%	2,272,301	75,203	3.31%
Investment securities—nontaxable (1)	132,154	4,551	3.44%	136,530	4,700	3.44%	181,766	6,656	3.66%
Total investments	1,919,266	64,949	3.38%	2,145,353	73,134	3.41%	2,454,067	81,859	3.34%
Cash at Federal Reserve and other banks	216,083	9,365	4.33%	80,439	4,098	5.09%	26,469	1,321	4.99%
Total interest-earning assets	9,048,686	471,622	5.21%	8,972,864	467,723	5.21%	9,037,782	439,890	4.87%
Other assets	806,100			784,462			832,407
Total assets	$9,854,786			$9,757,326			$9,870,189
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,829,324	$25,212	1.38%	$1,734,900	$22,998	1.33%	$1,709,930	$11,190	0.65%
Savings deposits	2,808,876	49,060	1.75%	2,677,726	49,028	1.83%	2,805,424	31,444	1.12%
Time deposits	1,106,959	39,033	3.53%	999,143	41,100	4.11%	473,688	12,453	2.63%
Total interest-bearing deposits	5,745,159	113,305	1.97%	5,411,769	113,126	2.09%	4,989,042	55,087	1.10%
Other borrowings	35,585	1,065	2.99%	294,318	14,706	5.00%	430,736	19,712	4.58%
Junior subordinated debt	78,604	5,359	6.82%	101,139	7,372	7.29%	101,064	6,878	6.81%
Total interest-bearing liabilities	5,859,348	119,729	2.04%	5,807,226	135,204	2.33%	5,520,842	81,677	1.48%
Noninterest-bearing deposits	2,544,718			2,584,904			3,068,839
Other liabilities	163,761			165,056			178,072
Shareholders’ equity	1,286,959			1,200,140			1,102,436
Total liabilities and shareholders’ equity	$9,854,786			$9,757,326			$9,870,189
Net interest spread (2)			3.17%			2.88%			3.39%
Net interest income and interest margin (3)		$351,893	3.89%		$332,519	3.71%		$358,213	3.96%
(1)The fully-taxable equivalent (FTE) adjustment for interest income of non-taxable investment securities was $1.1 million, $1.1 million, and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)Net interest margin is computed by dividing net interest income by total average earning assets.

36 TriCo Bancshares 2025 10-K

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

	2025 over 2024			2024 over 2023
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$9,627	$(2,810)	$6,817	$10,327	$23,454	$33,781
Investment securities	(7,711)	(474)	(8,185)	(10,298)	1,573	(8,725)
Cash at Federal Reserve and other banks	6,904	(1,637)	5,267	2,694	83	2,777
Total interest-earning assets	8,820	(4,921)	3,899	2,723	25,110	27,833
Increase (decrease) in interest expense:
Interest-bearing demand deposits	1,256	958	2,214	163	11,645	11,808
Savings deposits	2,400	(2,368)	32	(1,431)	19,015	17,584
Time deposits	4,431	(6,498)	(2,067)	13,814	14,833	28,647
Other borrowings	(12,937)	(704)	(13,641)	(6,243)	1,237	(5,006)
Junior subordinated debt	(1,643)	(370)	(2,013)	5	489	494
Total interest-bearing liabilities	(6,493)	(8,982)	(15,475)	6,308	47,219	53,527
Increase (decrease) in net interest income	$15,313	$4,061	$19,374	$(3,585)	$(22,109)	$(25,694)
Year Over Year Balance Sheet Change

Ending balances	As of December 31,			% Change
($’s in thousands)	2025	2024	$ Change
Total assets	$9,822,063	$9,673,728	$148,335	1.5%
Total loans	7,111,087	6,768,523	342,564	5.1%
Total investments	1,842,417	2,036,610	(194,193)	(9.5)%
Total deposits	8,263,901	8,087,576	176,325	2.2%
Total other borrowings	11,713	89,610	(77,897)	(86.9)%
Balance sheet mix shift where liquidity from deposit growth and investment security principal repayments and sales were utilized to pay down borrowings and benefit net interest income and net interest margin during the year ended 2025. More specifically, deposit increases of $176.3 million and principal, maturities, repayment and sales on investment securities of $194.2 million, facilitated a $77.9 million reduction in higher cost balances of other borrowings and an increase of $342.6 million in loans.
Provision for Credit Losses
The provision for credit losses during any period is the sum of the allowance for credit losses required at the end of the period and any net charge-offs during the period, less the allowance for credit losses required at the beginning of the period, and less any recoveries during the period. See the Tables labeled “Allowance for Credit Losses – December 31, 2025 and 2024” at Note 5 in Item 8 of Part II of this report for the components that make up the provision for credit losses for the years ended December 31, 2025 and 2024.
The Company recorded a provision for credit losses of $12.1 million during the year ended December 31, 2025, versus $6.6 million during the trailing year end. The increase in required provisioning during 2025 was largely attributed to loan growth and elevated charge-offs, relative to the 2024 period with muted loan growth and less volatility within collateral values.
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
Net charge-offs for the year ended December 31, 2025 totaled $9.9 million, as compared to net charge-offs of $2.6 million for the year ended December 31, 2024. Total nonperforming loans increased by 25 basis points to 0.90% of total loans at December 31, 2025 from 0.65% of total loans at December 31, 2024. For further details of the change in nonperforming loans during the period ended December 31, 2025 see the Tables, and associated narratives, labeled “Changes in nonperforming assets during the year ended December 31, 2025” and “Changes in nonperforming assets during the three months ended December 31, 2025” under the heading “Asset Quality and Non-Performing Assets” below.
37 TriCo Bancshares 2025 10-K

The following table summarizes the components of the provision for credit losses during the periods indicated (dollars in thousands):

	Year ended December 31,
(dollars in thousands)	2025	2024	2023
Provision for allowance for credit losses	$10,318	$6,482	$22,455
Change in reserve for unfunded loan commitments	1,745	150	1,535
Total provision for credit losses	$12,063	$6,632	$23,990
The provision for credit losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for credit losses. Additional discussion on loan quality, our procedures to identify individually evaluation loans and the related reserves, if any, and the allowance for credit losses is provided under the heading “Asset Quality and Non-Performing Assets” below.
Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
ATM and interchange fees	$25,541	$25,319	$26,459
Service charges on deposit accounts	20,967	19,451	17,595
Other service fees	5,761	5,301	4,732
Mortgage banking service fees	1,736	1,739	1,808
Change in value of mortgage loan servicing rights	(560)	(480)	(506)
Total service charges and fees	53,445	51,330	50,088
Increase in cash value of life insurance	3,395	3,257	3,150
Asset management and commission income	7,025	5,573	4,517
Gain on sale of loans	1,606	1,532	1,166
Lease brokerage income	224	455	441
Sale of customer checks	1,300	1,216	1,383
(Loss) gain on sale or exchange of investment securities	(3,247)	(43)	(284)
(Loss) gain on marketable equity securities	84	126	36
Other income	4,506	961	903
Total other non-interest income	14,893	13,077	11,312
Total non-interest income	$68,338	$64,407	$61,400
Non-interest income increased $3.9 million or 6.1% to $68.3 million during the twelve months ended December 31, 2025, compared to $64.4 million during the comparative twelve months ended December 31, 2024. Increased balances and transaction volume associated with assets under management drove an increase of $1.5 million in related fees, while increased customer usage activities contributed to an increase in service charges and customer fees $1.5 million in the current year as compared to 2024. During 2025, other income increased by $3.5 million due to $2.5 million gain on early extinguishment of subordinated debt, in addition to $1.2 million gain on life insurance benefits during the first quarter. As a partial offset, the Company incurred losses on the sale of investment securities totaling approximately $3.2 million, generating proceeds of $79.2 million.
Non-interest income increased $3.0 million or 4.9% to $64.4 million during the twelve months ended December 31, 2024, compared to $61.4 million during the comparative twelve months ended December 31, 2023. ATM and interchange fees declined in the 2024 period and resulted in a decrease of $1.1 million as compared to the twelve months ended December 31, 2023. Meanwhile, service charges on deposit accounts and other service fees increased by $1.9 million and $0.6 million, respectively, as compared to the equivalent period in 2023 following $0.9 million in waived or reversed fees as a courtesy to customers in the prior year. Elevated activity within asset management and the increases in value of Visa equity securities further contributed to the overall improvement in income during the year ended 2024.

38 TriCo Bancshares 2025 10-K

Non-interest Expense
The following table summarizes the Company’s other non-interest expense for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Base salaries, net of deferred loan origination costs	$101,546	$96,862	$94,564
Incentive compensation	20,614	16,897	15,557
Benefits and other compensation costs	27,611	26,822	25,674
Total salaries and benefits expense	149,771	140,581	135,795
Occupancy	17,180	16,411	16,135
Data processing and software	20,218	20,952	18,933
Equipment	5,159	5,424	5,644
Intangible amortization	1,961	4,120	6,118
Advertising	3,433	3,851	3,531
ATM and POS network charges	7,586	7,151	7,080
Professional fees	6,402	6,794	7,358
Telecommunications	1,980	2,053	2,547
Regulatory assessments and insurance	5,181	4,951	5,276
Merger and acquisition expenses	—	—	—
Postage	1,440	1,329	1,236
Operational losses	1,651	1,681	2,444
Courier service	2,184	2,119	1,851
(Gain) loss on sale or acquisition of foreclosed assets	254	(73)	(133)
(Gain) loss on disposal of fixed assets	117	19	23
Other miscellaneous expense	16,442	16,742	19,344
Total other non-interest expense	91,188	93,524	97,387
Total non-interest expense	$240,959	$234,105	$233,182
Average full-time equivalent staff	1,164	1,170	1,214
Non-interest expense increased $6.9 million or 2.9% to $241.0 million during the twelve months ended December 31, 2025, as compared to $234.1 million for the twelve months ended December 31, 2024. The largest component was salaries and benefits expense which increased $9.2 million or 6.5% to $149.8 million as compared to 2024, attributed to a combination of routine merit increases, increased incentive compensation from elevated levels of both loan and deposit production, and targeted strategic hiring. Other non-interest expense line items evidenced broad based but incremental decreases, driving a net decrease of $2.3 million year over year. For the year ending 2026, Management anticipates that total non-interest expenses will increase by approximately 5% as compared to the 2.9% increase experienced in the 2025 year.
Total non-interest expense increased $0.9 million or 0.4% to $234.1 million during the year ended December 31, 2024, as compared to $233.1 million for the comparative period in 2023. This was largely attributed to an increase of $4.8 million or 3.5% in total salaries and benefits expense to $140.6 million, from routine compensation adjustments and other increases in benefits and compensation. As noted above, salaries expense was also impacted by an increase in average compensation per employee as various strategic talent acquisitions were made in order to further prepare the Company to execute its growth objectives beyond $10 billion in total assets. Additionally, data processing and software expenses increased by $2.0 million or 10.7% related to ongoing investments in the Company's data management and security infrastructure. These increases were partially offset by declines in non-cash intangible amortization expense of $2.0 million or 32.7% and reductions in operational losses of $0.8 million or 31.2% due to ATM burglary expenses totaling $0.7 million in the comparative period.
39 TriCo Bancshares 2025 10-K

The provisions for income taxes applicable to income before taxes for the years ended December 31, 2025, 2024, and 2023 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended December 31,
	2025	2024	2023
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	6.6	7.9	7.9
Tax-exempt interest on municipal obligations	(0.6)	(0.5)	(0.7)
Tax-exempt life insurance related income	(0.6)	(0.4)	(0.4)
Low income housing and other tax credits	(8.7)	(7.9)	(6.6)
Low income housing tax credit amortization	7.8	6.9	5.6
Compensation and benefits	0.4	0.1	0.3
Non-deductible merger expenses	—	—	—
Other	0.9	(1.2)	(0.1)
Effective Tax Rate	26.8%	25.9%	27.0%
The effective tax rate on income was 26.8%, 25.9%, and 27.0% in 2025, 2024, and 2023, respectively. The effective tax rate was greater than the Federal statutory rates of 21% due to the addition of state tax expenses of 6.6%. The impact of Federal and state tax expenses were partially offset by Federal tax-exempt interest income of $5.0 million, $4.4 million, and $5.6 million, respectively, Federal and State tax-exempt income of $4.6 million, $3.3 million, and $3.1 million, respectively, from increase in cash value and gain on death benefit of life insurance, and low income housing tax credits and losses, net of amortization of $3.5 million, $3.0 million, and $1.9 million, respectively. The low-income housing tax credits and the equity compensation excess tax benefits represent direct reductions in tax expense. The items noted above resulted in an effective combined Federal and State income tax rate that differed from the combined Federal and State statutory income tax rate of approximately 29.6% during the three years ended 2025, 2024, and 2023.
Financial Condition
Restricted Equity Securities
Restricted equity securities were $17.3 million at December 31, 2025 and 2024 . The entire balance of restricted equity securities at December 31, 2025 and 2024 represents the Bank’s investment in the Federal Home Loan Bank of San Francisco (“FHLB”).
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
40 TriCo Bancshares 2025 10-K

Loan Portfolio Composition
The following table shows the Company’s loan balances, including net deferred loan fees, at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2025	2024	2023
Commercial real estate	4,853,762	$4,577,632	$4,394,802
Consumer	1,314,610	1,281,059	1,313,268
Commercial and industrial	464,428	471,271	586,455
Construction	301,045	279,933	347,198
Agriculture production	172,494	151,822	144,497
Leases	4,748	6,806	8,250
Total loans	$7,111,087	$6,768,523	$6,794,470
Allowance for credit losses	$(125,762)	$(125,366)	$(121,522)
The Company did not have any significant loan purchases during 2025, 2024 and 2023.
The following table shows the Company’s loan balances, including net deferred loan fees, as a percentage of total loans at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2025	2024	2023
Commercial real estate	68.3%	67.6%	64.7%
Consumer	18.5%	18.9%	19.3%
Commercial and industrial	6.5%	7.1%	8.7%
Construction	4.2%	4.1%	5.1%
Agriculture production	2.4%	2.2%	2.1%
Leases	0.1%	0.1%	0.1%
Total loans	100.0%	100.0%	100.0%
Allowance for credit losses	1.77%	1.85%	1.79%
At December 31, 2025, loans including net deferred loan fees, totaled $7.1 billion which was a 5.1% or $342.6 million increase over the balance at the end of December 31, 2024. At December 31, 2024, loans including net deferred loan fees, totaled $6.8 billion, which was a 0.4% or $25.9 million decrease over the balance at the end of December 31, 2023.
From time to time the Bank may be presented with the opportunity to purchase individual or pools of loans in whole or in part outside of a transaction that would be considered a business combination. As of December 31, 2025 and 2024, the outstanding carrying value of purchased loans that were not acquired in a business combination totaled $158.9 million and $155.6 million, respectively.
Asset Quality and Nonperforming Assets
Nonperforming Assets
The following tables set forth the amount of the Bank’s nonperforming assets as of the dates indicated. “Performing non-accrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:
41 TriCo Bancshares 2025 10-K

	December 31,
(dollars in thousands)	2025	2024	2023	2022	2021
Performing nonaccrual loans	$40,762	$19,543	$25,380	$19,543	$27,713
Nonperforming nonaccrual loans	23,374	24,493	6,500	1,770	2,637
Total nonaccrual loans	64,136	44,036	31,880	21,313	30,350
Loans 90 days past due and still accruing	83	60	10	8	—
Total nonperforming loans	64,219	44,096	31,890	21,321	30,350
Foreclosed assets	6,245	2,786	2,705	3,439	2,594
Total nonperforming assets	$70,464	$46,882	$34,595	$24,760	$32,944
U.S. government, including its agencies and its government-sponsored agencies, guaranteed portion of nonperforming loans	$—	$819	$877	$225	$756
Nonperforming assets to total assets	0.72%	0.48%	0.35%	0.25%	0.38%
Nonperforming loans to total loans	0.90%	0.65%	0.47%	0.33%	0.61%
Allowance for credit losses to nonperforming loans	196%	284%	381%	516%	281%

Changes in nonperforming assets during the year ended December 31, 2025
The following table shows the activity in the balance of nonperforming assets for the year ended December 31, 2025:

(in thousands)	Balance at December 31, 2024	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs	Transfers to Foreclosed Assets	Balance at December 31, 2025
Commercial real estate:
CRE non-owner occupied	$3,017	$5,068	$(996)	$—	$—	$7,089
CRE owner occupied	3,874	9,725	(5,866)	—	—	7,733
Multifamily	480	—	(45)	—	—	435
Farmland	16,195	23,994	(1,846)	(1,053)	(5,675)	31,615
Total commercial real estate loans	23,566	38,787	(8,753)	(1,053)	(5,675)	46,872
Consumer:
SFR 1-4 1st DT	5,979	2,546	(2,104)	—	(175)	6,246
SFR HELOCs and junior liens	3,868	3,276	(1,670)	—	—	5,474
Other	204	539	(109)	(175)	—	459
Total consumer loans	10,051	6,361	(3,883)	(175)	(175)	12,179
Commercial and industrial	9,765	4,792	(1,205)	(9,339)	—	4,013
Construction	57	2,163	(1,111)	—	(459)	650
Agriculture production	657	3,276	(3,417)	(11)	—	505
Leases	—	—	—	—	—	—
Total nonperforming loans	44,096	55,379	(18,369)	(10,578)	(6,309)	64,219
Foreclosed assets	2,786	—	(2,848)	(2)	6,309	6,245
Total nonperforming assets	$46,882	$55,379	$(21,217)	$(10,580)	$—	$70,464
The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased by $23.6 million or 50.3% to $70.5 million at December 31, 2025 from $46.9 million at December 31, 2024. The increase in nonperforming assets during 2025 was primarily the result of additions of nonperforming loans totaling $55.4 million, primarily consisting of farmland, partially offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $18.4 million, and net charge-offs of $10.6 million.

42 TriCo Bancshares 2025 10-K

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
Nonperforming assets increased by $12.3 million or 35.5% to $46.9 million at December 31, 2024 from $34.6 million at December 31, 2023. The increase in nonperforming assets during 2024 was the result of $27.6 million of additions to non-performing loans, which was partially offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $11.5 million and net charge-offs of $3.7 million.
43 TriCo Bancshares 2025 10-K

Changes in nonperforming assets during the three months ended December 31, 2025
The following table shows the activity in the balance of nonperforming assets for the quarter ended December 31, 2025:

(in thousands)	Balance at September 30, 2025	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs (1)	Transfers to Foreclosed Assets	Balance at December 31, 2025
Commercial real estate:
CRE non-owner occupied	$5,246	$2,678	$(835)	$—	$—	$7,089
CRE owner occupied	6,506	1,432	(205)	—	—	7,733
Multifamily	446	—	(11)	—	—	435
Farmland	36,291	406	(1,101)	(1,053)	(2,928)	31,615
Total commercial real estate loans	48,489	4,516	(2,152)	(1,053)	(2,928)	46,872
Consumer:
SFR 1-4 1st DT	6,302	1,153	(1,034)	—	(175)	6,246
SFR HELOCs and junior liens	5,784	315	(625)	—	—	5,474
Other	421	112	(7)	(67)	—	459
Total consumer loans	12,507	1,580	(1,666)	(67)	(175)	12,179
Commercial and industrial	1,840	2,926	(651)	(102)	—	4,013
Construction	2,138	74	(1,103)	—	(459)	650
Agriculture production	673	45	(213)	—	—	505
Leases	—	—	—	—	—	—
Total nonperforming loans	65,647	9,141	(5,785)	(1,222)	(3,562)	64,219
Foreclosed assets	5,430	—	(2,747)	—	3,562	6,245
Total nonperforming assets	$71,077	$9,141	$(8,532)	$(1,222)	$—	$70,464
(1) Charge-offs and write-downs exclude deposit overdraft charge-offs.
Nonperforming assets decreased during the fourth quarter by $0.6 million or 0.9% to $70.5 million at December 31, 2025 compared to $71.1 million at September 30, 2025. The decrease in nonperforming assets during the fourth quarter of 2025 was the result of new nonperforming loans of $9.1 million, that were collectively offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $5.8 million, and net charge-offs of $1.2 million in non-performing loans.
44 TriCo Bancshares 2025 10-K

Changes in nonperforming assets during the three months ended December 31, 2024
The following table shows the activity in the balance of nonperforming assets for the quarter ended December 31, 2024:

(in thousands)	Balance at September 30, 2024	Additions	Advances/ Paydowns, net	Charge-offs/ Write-downs (1)	Transfers to Foreclosed Assets	Balance at December 31, 2024
Commercial real estate:
CRE non-owner occupied	$3,623	$—	$(606)	$—	$—	$3,017
CRE owner occupied	3,278	748	(152)	—	—	3,874
Multifamily	502	—	(22)	—	—	480
Farmland	12,967	3,712	(484)	—	—	16,195
Total commercial real estate loans	20,370	4,460	(1,264)	—	—	23,566
Consumer:
SFR 1-4 1st DT	5,997	413	(206)	—	(225)	5,979
SFR HELOCs and junior liens	4,238	336	(706)	—	—	3,868
Other	117	203	(8)	(108)	—	204
Total consumer loans	10,352	952	(920)	(108)	(225)	10,051
Commercial and industrial	10,642	410	(774)	(513)	—	9,765
Construction	59	—	(2)	—	—	57
Agriculture production	213	475	(31)	—	—	657
Leases	—	—	—	—	—	—
Total nonperforming loans	41,636	6,297	(2,991)	(621)	(225)	44,096
Foreclosed assets	2,764	(19)		—	225	2,786
Total nonperforming assets	$44,400	$6,278	$(2,991)	$(805)	$—	$46,882
(1) Charge-offs and write-downs exclude deposit overdraft charge-offs.
Nonperforming assets increased during the fourth quarter of 2024 by $2.5 million or 5.6% to $46.9 million at December 31, 2024 compared to $44.4 million at September 30, 2024. The increase in nonperforming assets during the fourth quarter of 2024 was the result of new nonperforming loans of $6.3 million, that were partially offset by net paydowns, sales or upgrades of nonperforming loans to performing status totaling $3.0 million, and net charge-offs of $0.6 million in non-performing loans.
Allowance for Credit Losses - Investment Securities
The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. During the years ended December 31, 2025 and 2024, no allowance for credit losses nor impairment recognized in earnings related to available for sale investment securities was recorded.
Allowance for Credit Losses - Held to Maturity Investment Securities
In addition to credit losses associated with the Company's loan portfolio, the CECL standard requires that loss estimates be developed for securities classified as held-to-maturity (HTM). As of December 31, 2025, the Company's HTM investment portfolio had a carrying value of approximately $90.5 million and was comprised of $89.0 million in obligations backed by U.S. government agencies and $1.6 million in obligations of states and political subdivisions. As the 98.3% of the HTM portfolio consisted of investment securities where payment performance has an implicit or explicit guarantee from the U.S. government and where no history of credit losses exist, management believes that indicators for zero loss are present and therefore, no loss reserves were recognized in conjunction with the adoption of the CECL standard. Further, management separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. Based on this evaluation, management determined that the expected credit losses associated with these securities is less than significant for financial reporting purposes. Therefore, as of and during the years ended December 31, 2025, 2024, and 2023, no allowance for credit losses related to HTM securities was recorded.
45 TriCo Bancshares 2025 10-K

Allowance for Credit Losses - Unfunded Commitments
The estimated credit losses associated with these unfunded lending commitments is calculated using the same models and methodologies for loans but also incorporates utilization assumptions at the estimated time of default based on a historical utilization rate for each segment. While the provision for credit losses associated with unfunded commitments is included in "provision for (benefit from) credit losses" on the consolidated statement of income, the reserve for unfunded commitments is maintained on the consolidated balance sheet in other liabilities.
The Components of the Allowance for Credit Losses

The following table summarizes the allocation of the allowance for credit losses between loan types:

	December 31,
(in thousands)	2025	2024	2023	2022	2021
Commercial real estate	$75,532	$72,849	$68,864	$61,381	$51,140
Consumer	26,283	27,463	27,453	24,639	23,474
Commercial and industrial	11,430	14,397	12,750	13,597	3,862
Construction	8,231	7,224	8,856	5,142	5,667
Agriculture production	4,265	3,403	3,589	906	1,215
Leases	21	30	10	15	18
Total allowance for credit losses	$125,762	$125,366	$121,522	$105,680	$85,376
The following table summarizes the allocation of the allowance for credit losses between loan types as a percentage of the total allowance for credit losses:

	December 31,
	2025	2024	2023	2022	2021
Commercial real estate	60.1%	58.1%	56.6%	58.0%	59.9%
Consumer	20.9%	21.9%	22.6%	23.3%	27.5%
Commercial and industrial	9.1%	11.5%	10.5%	12.9%	4.5%
Construction	6.5%	5.8%	7.3%	4.9%	6.6%
Agriculture production	3.4%	2.7%	3.0%	0.9%	1.4%
Leases	—%	—%	—%	—%	0.1%
Total allowance for credit losses	100.0%	100.0%	100.0%	100.0%	100.0%
The following table summarizes the allocation of the allowance for credit losses between loan types as a percentage of total loans in each of the loan categories listed:

	December 31,
	2025	2024	2023	2022	2021
Commercial real estate	1.56%	1.59%	1.57%	1.41%	1.55%
Consumer	2.00%	2.14%	2.09%	1.99%	2.19%
Commercial and industrial	2.46%	3.05%	2.17%	2.39%	1.49%
Construction	2.73%	2.58%	2.55%	2.43%	2.55%
Agriculture production	2.47%	2.24%	2.48%	1.48%	2.39%
Leases	0.44%	0.44%	0.12%	0.19%	0.27%
Total allowance for credit losses	1.77%	1.85%	1.79%	1.64%	1.74%
46 TriCo Bancshares 2025 10-K

The following tables summarize the net charge-off (recovery) activity in the allowance for credit/loan losses as a percentage of loans for the years indicated (dollars in thousands):

	Year ended December 31,
Ratios:	2025	2024	2023	2022	2021
Net charge-offs (recoveries) during period to average loans outstanding during period
Commercial real estate:
CRE non-owner occupied	—%	(0.01)%	—%	—%	—%
CRE owner occupied	—%	—%	0.38%	—%	(0.11)%
Multifamily	—%	—%	—%	—%	—%
Farmland	(0.41)%	—%	—%	0.01%	0.07%
Consumer:
SFR 1-4 1st DT liens	—%	—%	(0.02)%	0.00%	0.02%
SFR HELOCs and junior liens	0.01%	0.10%	(0.01)%	0.00%	0.33%
Other	1.04%	0.81%	0.50%	0.20%	0.32%
Commercial and industrial	1.93%	0.23%	0.60%	0.17%	0.28%
Construction	—%	—%	—%	—%	0.01%
Agriculture production	(0.40)%	0.93%	—%	0.00%	(0.05)%
Leases	—%	—%	—%	—%	—%
Provision for (benefit from) credit losses to average loans outstanding during period	0.15%	0.10%	0.35%	0.29%	(0.15)%
Allowance for credit losses to loans at year-end	1.77%	1.85%	1.79%	1.64%	1.74%
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

Foreclosed Assets, Net of Allowance for Losses

The following tables detail the components and summarize the activity in foreclosed assets, net of allowances for losses for the years indicated (dollars in thousands):

	Balance at December 31, 2024	Additions	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Balance at December 31, 2025
Land & Construction	$204	$6,135	$—	$(2,747)	$—	$3,592
Residential real estate	1,683	175	—	(101)	(3)	1,754
Commercial real estate	899	—	—	—	—	899
Total foreclosed assets	$2,786	$6,310	$—	$(2,848)	$(3)	$6,245

	Balance at December 31, 2023	Additions	Advances/ Capitalized Costs/Other	Sales	Valuation Adjustments	Balance at December 31, 2024
Land & Construction	$154	$11	$—	$—	$39	$204
Residential real estate	1,673	650	—	(359)	(281)	1,683
Commercial real estate	878	21	—	—	—	899
Total foreclosed assets	$2,705	$682	$—	$(359)	$(242)	$2,786
47 TriCo Bancshares 2025 10-K

Deposit Portfolio Composition
The following table shows the Company’s deposit balances at the dates indicated:

	Year ended December 31,
(dollars in thousands)	2025	2024	2023
Noninterest-bearing demand	$2,594,032	$2,548,613	$2,722,689
Interest-bearing demand	1,784,769	1,758,629	1,731,814
Savings	2,775,058	2,657,849	2,682,068
Time certificates, over $250,000	484,858	485,180	250,180
Other time certificates	625,184	637,305	447,287
Total deposits	$8,263,901	$8,087,576	$7,834,038
Total uninsured deposits were estimated to be approximately $2.8 billion and $2.6 billion at December 31, 2025 and 2024, respectively.
Other Borrowings
See Note 13 to the consolidated financial statements at Part II, Item 8 of this report for information about the Company’s other borrowings.
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
On February 25, 2021 the Board of Directors approved the authorization to repurchase up to 2,000,000 shares of the Company's common stock (the 2021 Repurchase Plan), which approximated 6.7% of the shares outstanding as of the approval date. The following table shows the repurchases made by the Company during 2025 under the 2021 Plan:

Period	Total number of shares purchased	Average price paid per share	Maximum number of shares remaining that may yet be purchased under the 2021 Plan
October 1-31, 2025	—	—	308,785
November 1-30, 2025	99,904	46.20	208,881
December 1-31, 2025	87,530	48.88	121,351
January 1, 2025 - December 31, 2025	709,172	$42.51	121,351
The Company announced the Board of Directors approved the authorization to repurchase up to 2,000,000 shares of the Company’s common stock, no par value per share which approximates 6.2% of the currently outstanding common shares. The Company’s 2025 Share Repurchase Program replaces and supersedes the current 2021 Share Repurchase Plan which has been terminated. Under the new program, management is authorized to repurchase shares at its discretion through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in a manner that is intended to comply with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The Board may suspend or discontinue the program at any time. There were no shares repurchased under this Program during 2025.
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
48 TriCo Bancshares 2025 10-K

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
In the simulation of net interest income and market value of equity, the forecast balance sheet is processed against various interest rate scenarios. These various interest rate scenarios include a flat rate scenario, which assumes interest rates are unchanged in the future, and rate ramp and or shock scenarios including -300, -200, -100, +100, +200, and +300 basis points around the flat scenario. At December 31, 2025, the overnight Federal funds rate, the rate primarily used in these interest rate shock scenarios, was 3.75%. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.
The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous shock scenario over a twelve month period utilizing the Company's specific mix of interest earning assets and interest bearing liabilities as of December 31, 2025.

Interest Rate Risk Simulations: Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+300 (shock)	(5.2)%	(4.6)%
+200 (shock)	(3.5)%	(2.9)%
+100 (shock)	(1.6)%	(0.9)%
+ 0 (flat)	—	—
-100 (shock)	(0.1)%	(1.6)%
-200 (shock)	(0.3)%	(5.3)%
-300 (shock)	2.0%	(10.6)%
These simulations indicate that given a “flat or static” balance sheet size scenario, and if interest-bearing checking, savings and money market interest rates track the general interest rate changes by the rate shock values listed above, the Company’s balance sheet is liability sensitive over a twelve month time horizon for both a rates up and rates down shock scenario, with greater sensitivity skewed toward rates up. “Asset sensitive” implies that net interest income increases when interest rates rise and decrease when interest rates decrease. “Liability sensitive” implies that net interest income decreases when interest rates rise and increase when interest rates decrease. “Neutral sensitivity” implies that net interest income does not change when interest rates change. The asset liability management policy limits aggregate market risk, as measured in this fashion, to an acceptable level within the context of risk-return trade-offs.
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
49 TriCo Bancshares 2025 10-K

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
The following interest rate sensitivity table shows the Company’s repricing gaps as of December 31, 2025. In this table transaction deposits, which may be repriced at will by the Company, have been included in the less than 3-month category. The inclusion of all of the transaction deposits in the less than 3-month repricing category causes the Company to appear liability sensitive. Because the Company may reprice its transaction deposits at will, transaction deposits may or may not reprice immediately with changes in interest rates.
Due to the limitations of gap analysis, as described above, the Company does not actively use gap analysis in managing interest rate risk. Instead, the Company relies on the more sophisticated interest rate risk simulation model described above as its primary tool in measuring and managing interest rate risk.

As of December 31, 2025	Repricing within:
(dollars in thousands)	Less than 3 months	3 - 6 months	6 - 12 months	1 - 5 years	Over 5 years
Interest-earning assets:
Cash at Federal Reserve and other banks	$98,067	$—	$—	$—	$—
Securities	422,231	82,342	93,007	650,234	661,677
Loans	1,590,940	395,774	769,111	3,721,225	510,873
Total interest-earning assets	2,111,238	478,116	862,118	4,371,459	1,172,550
Interest-bearing liabilities
Transaction deposits	7,160,243	—	—	—	—
Time	850,121	137,922	107,094	14,904	—
Other borrowings	11,713	—	—	—	.
Junior subordinated debt	40,000	—	—	—	—
Total interest-bearing liabilities	$8,062,077	$137,922	$107,094	$14,904	$—
Interest sensitivity gap	$(5,950,839)	$340,194	$755,024	$4,356,555	$1,172,550
Cumulative sensitivity gap	$(5,950,839)	$(5,610,645)	$(4,855,621)	$(499,066)	$673,484
As a percentage of earning assets:
Interest sensitivity gap	(65.8)%	3.8%	8.3%	48.1%	13.0%
Cumulative sensitivity gap	(65.8)%	(62.0)%	(53.7)%	(5.5)%	7.4%

Liquidity
Liquidity refers to the Company’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet. Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Consolidated Statement of Cash Flows. Net cash from investing activities totaled $82.6 million in 2025. Proceeds from the maturity and sales of investment securities, net of purchases, provided the bulk of the cash flows totaling approximately $271.5 million, in addition to $354.1 million from the net origination and collection of loans outstanding.
Liquidity may also be impacted from liabilities through changes in deposits and borrowings outstanding. These activities are included under financing activities in the Consolidated Statement of Cash Flows. In 2025, financing activities used funds totaling $38.6 million, resulting from a reduction in short term borrowings of $77.9 million, $45.0 million in dividend payment outflows, and an additional $32.0 million allocated toward the repurchase of common stock, partially offset by an increase in deposits totaling $176.3 million. The Company's primary sources of remaining available liquidity from available borrowings and in transit items include the following for the periods indicated:
50 TriCo Bancshares 2025 10-K

(dollars in thousands)	December 31, 2025	December 31, 2024
Borrowing capacity at correspondent banks and FRB	$2,905,789	$2,821,678
Less: borrowings outstanding	—	(75,000)
Unpledged available-for-sale (AFS) investment securities	963,625	1,279,422
Cash held or in transit with FRB	98,067	96,395
Total primary liquidity	$3,967,481	$4,122,495

Estimated uninsured deposit balances	$2,826,547	$2,584,265
At December 31, 2025, the Company's primary sources of liquidity represented 48% of total deposits and 140% of estimated total uninsured (excluding collateralized municipal deposits and intercompany balances) deposits, respectively. As secondary sources of liquidity, the Company's held-to-maturity investment securities had a fair value of $87.0 million, including approximately $3.6 million in net unrealized losses. The Company did not utilize any brokered deposits during 2025 or 2024. While these sources are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.
Liquidity is also provided or used through the results of operating activities. In 2025, operating activities provided cash of $133.3 million, primarily from net income of $121.6 million. In 2024, operating activities provided cash of $109.7 million, primarily from net income of $114.9 million.
Loan demand during 2026 will depend in part on economic and competitive conditions. The Company emphasizes the solicitation of non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The outlook for deposit balances during 2025 is also subject to actions from the Federal Reserve, heightened competition, the success of the Company’s sales efforts, as well as the delivery of superior customer service and market conditions. The Federal Reserve's recent decrease in Fed Funds rates provided a modest level of relief on deposit margin expense, however, the competitive landscape for attracting and retaining deposit balances will continue to remain challenging during 2025. Therefore, due to concerns such as uncertainty in the general economic environment, political uncertainty, and loan demand, levels of customer deposits are not certain and forecasted changes in those balances are subject to significant volatility and uncertainty. Depending on economic conditions, interest rate levels, and a variety of other conditions, proceeds from the sale or maturity of investment securities may be used to fund loans, or reduce short-term borrowings. At December 31, 2025, we believe the Company has sufficient liquidity and capital resources to meet its cash flow obligations over the foreseeable future.
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
The maturity distribution of certificates of deposit in denominations in excess of $250,000 is set forth in the following table. These deposits are generally more rate sensitive than other deposits and, therefore, are more likely to be withdrawn to obtain higher yields elsewhere if available.
Portion of certificates of deposit in excess of $250,000

(dollars in thousands)	At December 31, 2025
Time remaining until maturity:
Less than 3 months	$244,971
3 months to 6 months	22,728
6 months to 12 months	21,539
More than 12 months	1,221
Total	$290,459
51 TriCo Bancshares 2025 10-K

Loan maturities
Loan demand also affects the Company’s liquidity position. The following table presents the maturities of loans, net of deferred loan fees, at December 31, 2025:

	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
	(dollars in thousands)
Loans with predetermined interest rates:
Commercial Real Estate	$191,546	$560,595	$743,056	$20,022	$1,515,219
Consumer	13,442	30,053	83,394	415,383	542,272
Commercial & Industrial	10,073	123,486	84,131	16,634	234,324
Construction	15,379	2,552	10,803	62,686	91,420
Agricultural Production	826	10,971	589	—	12,386
Leases	—	4,748	—	—	4,748
Total loans with predetermined interest rates	231,266	732,405	921,973	514,725	2,400,369
Loans with floating interest rates:
Commercial Real Estate	136,008	848,502	2,296,362	57,671	3,338,543
Consumer	13,762	75,761	102,530	580,285	772,338
Commercial & Industrial	121,770	52,238	32,131	23,965	230,104
Construction	39,583	50,901	104,410	14,731	209,625
Agricultural Production	123,974	36,131	—	3	160,108
Leases	—	—	—	—	—
Total loans with floating interest rates	435,097	1,063,533	2,535,433	676,655	4,710,718
Total loans	$666,363	$1,795,938	$3,457,406	$1,191,380	$7,111,087
Investment maturities
The maturity distribution and yields of the investment portfolio at December 31, 2025 is presented in the following tables. The timing of the maturities indicated in the tables below is based on final contractual maturities. Most mortgage-backed securities return principal throughout their contractual lives. As such, the weighted average life of mortgage-backed securities based on outstanding principal balance is usually significantly shorter than the final contractual maturity indicated below. Yields on tax exempt securities are shown on a tax equivalent basis.

	Within One Year		After One Year but Through Five Years		After Five Years but Through Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Debt Securities Available for Sale
Obligations of US government agencies	$—	—%	$35,795	3.14%	$87,185	1.61%	$941,048	2.55%	$1,064,028	2.49%
Obligations of states and political subdivisions	—	—%	24,459	3.20%	93,928	3.08%	102,299	3.39%	220,686	3.24%
Corporate bonds	—	—%	4,463	8.54%	495	5.50%	—	—%	4,958	8.24%
Asset backed securities	—	—%	4,072	4.60%	19,082	5.53%	246,366	5.24%	269,520	5.25%
Non-agency collateralized mortgage obligations	—	—%	—	—%	—	—%	172,739	2.90%	172,739	2.90%
Total debt securities available for sale	$—	—%	$68,789	3.59%	$200,690	2.66%	$1,462,452	3.07%	$1,731,931	3.04%
Debt Securities Held to Maturity
Obligations of US government agencies	$57	1.95%	$1,618	2.16%	$86,369	2.72%	$936	4.19%	88,980	2.72%
Obligations of states and political subdivisions	—	—%	994	3.56%	570	3.76%	—	—%	1,564	3.63%
Total debt securities held to maturity	$57	1.95%	$2,612	2.69%	$86,939	2.72%	$936	4.19%	$90,544	2.74%
52 TriCo Bancshares 2025 10-K

Off-Balance Sheet Items
The Bank has certain ongoing commitments under leases. See Note 11 of the financial statements at Part II, Item 8 of this report for the terms. These commitments do not significantly impact operating results. As of December 31, 2025, commitments to extend credit and commitments related to the Bank’s deposit overdraft privilege product were the Bank’s only financial instruments with off-balance sheet risk. The Bank has not entered into any material contracts for financial derivative instruments such as futures, swaps, options, etc. Commitments to extend credit were $2.2 billion and $2.1 billion at December 31, 2025 and 2024, respectively, and represent 31.2% of the total loans outstanding at year-end 2025 versus 32.0% at December 31, 2024. Commitments related to the Bank’s deposit overdraft privilege product totaled $125.3 million and $121.0 million at December 31, 2025 and 2024, respectively.
Certain Contractual Obligations
The following chart summarizes certain contractual obligations of the Company as of December 31, 2025:

(dollars in thousands)	Total	Less than one year	1-3 years	4-5 years	More than 5 years
Time deposits	$1,110,042	$1,094,810	$14,288	$944	$—
Junior subordinated debt:
TriCo Trust I(1)	20,619	—	—	—	20,619
TriCo Trust II(2)	20,619	—	—	—	20,619
Operating lease obligations	31,530	6,149	12,814	4,937	7,630
Deferred compensation(3)	2,082	612	853	617	—
Supplemental retirement plans(3)	16,129	1,818	3,076	2,989	8,246
Total contractual obligations	$1,201,021	$1,103,389	$31,031	$9,487	$57,114
(1)Junior subordinated debt, adjustable rate of three-month SOFR plus 3.05%, callable in whole or in part by the Company on a quarterly basis beginning October 7, 2008, matures October 7, 2033.
(2)Junior subordinated debt, adjustable rate of three-month SOFR plus 2.55%, callable in whole or in part by the Company on a quarterly basis beginning July 23, 2009, matures July 23, 2034.
(3)These amounts represent known certain payments to participants under the Company’s deferred compensation and supplemental retirement plans. See Note 22 in the financial statements at Part II, Item 8 of this report for additional information related to the Company’s deferred compensation and supplemental retirement plan liabilities.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Market Risk Management” under Item 7 of this report which is incorporated herein.
53 TriCo Bancshares 2025 10-K

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

54 TriCo Bancshares 2025 10-K

TRICO BANCSHARES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	At December 31, 2025	At December 31, 2024
Assets:
Cash and due from banks	$92,914	$85,409
Cash at Federal Reserve and other banks	64,100	59,547
Cash and cash equivalents	157,014	144,956
Investment securities:
Marketable equity securities	2,692	2,609
Available for sale debt securities, at fair value (amortized cost of $1,883,412 and $2,138,533)	1,731,931	1,904,885
Held to maturity debt securities, at amortized cost, net of allowance for credit losses of $0	90,544	111,866
Restricted equity securities	17,250	17,250
Loans held for sale	2,695	709
Loans	7,111,087	6,768,523
Allowance for credit losses	(125,762)	(125,366)
Total loans, net	6,985,325	6,643,157
Premises and equipment, net	69,724	70,287
Cash value of life insurance	137,253	140,149
Accrued interest receivable	33,652	34,810
Goodwill	304,442	304,442
Other intangible assets, net	4,471	6,432
Operating leases, right-of-use	25,505	23,529
Other assets	259,565	268,647
Total assets	$9,822,063	$9,673,728
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,594,032	$2,548,613
Interest-bearing	5,669,869	5,538,963
Total deposits	8,263,901	8,087,576
Accrued interest payable	8,795	11,501
Operating lease liability	27,278	25,437
Other liabilities	141,137	137,506
Other borrowings	11,713	89,610
Junior subordinated debt	41,238	101,191
Total liabilities	8,494,062	8,452,821
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized; zero issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Common stock, zero par value: 50,000,000 shares authorized; issued and outstanding: 32,334,974 and 32,970,425 at December 31, 2025 and 2024, respectively	682,362	693,462
Retained earnings	740,244	679,907
Accumulated other comprehensive loss, net of tax	(94,605)	(152,462)
Total shareholders’ equity	1,328,001	1,220,907
Total liabilities and shareholders’ equity	$9,822,063	$9,673,728
The accompanying notes are an integral part of these consolidated financial statements.
55 TriCo Bancshares 2025 10-K

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2025	2024	2023
Interest and dividend income:
Loans, including fees	$397,308	$390,491	$356,710
Investments:
Taxable securities	58,890	66,912	73,924
Tax exempt securities	3,501	3,615	5,120
Dividends	1,508	1,522	1,294
Interest bearing cash at Federal Reserve and other banks	9,365	4,098	1,306
Total interest and dividend income	470,572	466,638	438,354
Interest expense:
Deposits	113,305	113,126	55,087
Other borrowings	1,065	14,706	19,712
Junior subordinated debt	5,359	7,372	6,878
Total interest expense	119,729	135,204	81,677
Net interest income	350,843	331,434	356,677
Provision for credit losses	12,063	6,632	23,990
Net interest income after provision for credit losses	338,780	324,802	332,687
Noninterest income:
Service charges and fees	53,445	51,330	50,088
Commissions on sale of non-deposit investment products	7,025	5,573	4,517
Increase in cash value of life insurance	3,395	3,257	3,150
Gain on sale of loans	1,606	1,532	1,166
Loss on sale of investment securities	(3,247)	(43)	(284)
Other	6,114	2,758	2,763
Total noninterest income	68,338	64,407	61,400
Noninterest expense:
Salaries and related benefits	149,771	140,581	135,795
Other	91,188	93,524	97,387
Total noninterest expense	240,959	234,105	233,182
Income before provision for income taxes	166,159	155,104	160,905
Provision for income taxes	44,601	40,236	43,515
Net income	$121,558	$114,868	$117,390
Earnings per common share:
Basic	$3.72	$3.47	$3.53
Diluted	$3.70	$3.46	$3.52

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2025	2024	2023
Net income	$121,558	$114,868	$117,390
Other comprehensive income, net of tax:
Unrealized gains (losses) on available for sale securities arising during the period, after reclassifications	57,876	(1,286)	41,365
Change in minimum pension liability, after reclassifications	31	1,801	(263)
Change in joint beneficiary agreement liability	(50)	192	(366)
Other comprehensive income	57,857	707	40,736
Comprehensive income	$179,415	$115,575	$158,126
The accompanying notes are an integral part of these consolidated financial statements.
56 TriCo Bancshares 2025 10-K

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2023	33,331,513	$697,448	$542,873	$(193,905)	$1,046,416
Net income			117,390		117,390
Other comprehensive income				40,736	40,736
Service condition RSU vesting		2,806			2,806
Market plus service condition RSU vesting		1,319			1,319
Service condition RSUs released	81,902				—
Market plus service condition RSUs released	55,928				—
Stock options exercised	8,000	156			156
Repurchase of common stock, net	(209,241)	(4,380)	(4,860)		(9,240)
Dividends paid ($1.20 per share)			(39,901)		(39,901)
Balance at December 31, 2023	33,268,102	697,349	615,502	(153,169)	1,159,682
Net income			114,868		114,868
Other comprehensive income				707	707
Service condition RSU vesting		3,224			3,224
Market plus service condition RSU vesting		1,442			1,442
Service condition RSUs released	78,403				—
Market plus service condition RSUs released	32,248				—
Stock options exercised	7,500	174			174
Repurchase of common stock, net	(415,828)	(8,727)	(6,817)		(15,544)
Dividends paid ($1.32 per share)			(43,646)		(43,646)
Balance at December 31, 2024	32,970,425	693,462	679,907	(152,462)	1,220,907
Net income			121,558		121,558
Other comprehensive income				57,857	57,857
Service condition RSU vesting		3,375			3,375
Market plus service condition RSU vesting		1,382			1,382
Service condition RSUs released	85,204				—
Market plus service condition RSUs released	31,788				—
Stock options exercised					—
Repurchase of common stock, net	(752,443)	(15,857)	(16,190)		(32,047)
Dividends paid ($1.38 per share)			(45,031)		(45,031)
Balance at December 31, 2025	32,334,974	$682,362	$740,244	$(94,605)	$1,328,001
The accompanying notes are an integral part of these consolidated financial statements.
57 TriCo Bancshares 2025 10-K

TRICO BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2025	2024	2023
Operating activities:
Net income	$121,558	$114,868	$117,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	6,377	5,998	6,366
Amortization of intangible assets	1,961	4,120	6,118
Provision for credit losses	12,063	6,632	23,990
Amortization of investment securities premium, net	1,680	865	312
Loss on sale of investment securities	3,247	43	284
Originations of loans for resale	(71,716)	(59,620)	(43,313)
Proceeds from sale of loans originated for resale	70,762	60,401	45,467
Gain on sale of loans	(1,606)	(1,532)	(1,166)
Change in fair market value of mortgage servicing rights	560	480	506
Gain on extinguishment of junior subordinated debt	(2,504)	—	—
Loss (gain) on sale of real estate owned, net	253	8	(18)
Deferred income tax benefit (expense)	2,545	(646)	(2,399)
Gain on transfer of loans to real estate owned	—	(81)	(114)
Operating lease payments	(6,185)	(6,170)	(6,378)
Loss on disposal of fixed assets	117	19	23
Increase in cash value of life insurance	(3,395)	(3,257)	(3,150)
Gain on life insurance death benefit	(1,219)	—	—
Gain on marketable equity securities	(83)	(40)	(36)
Equity compensation vesting expense	4,757	4,666	4,125
Change in fair value of other real estate	3	323	797
Amortization of operating lease right of use asset	6,050	5,950	6,364
Change in:
Interest receivable	1,158	1,958	(4,912)
Interest payable	(2,706)	3,056	7,278
Other assets and liabilities, net	(10,384)	(28,334)	(18,647)
Net cash from operating activities	133,293	109,707	138,887
Investing activities:
Maturities and principal repayments of securities available for sale	318,597	401,384	321,738
Maturities and principal repayments of securities held to maturity	21,145	21,421	27,260
Proceeds from sale of available for sale securities	79,154	31,534	71,024
Purchases of securities available for sale	(147,380)	(187,763)	(34,468)
Loan origination and principal collections, net	(354,123)	22,628	(345,902)
Loans purchased	(4,672)	—	(6,423)
Proceeds from sale of real estate owned	2,594	351	224
Purchases of premises and equipment	(5,362)	(4,557)	(4,886)
Life insurance proceeds	7,415	—	—
Net cash used in investing activities	(82,632)	284,998	28,567
Financing activities:
Net change in deposits	176,325	253,538	(494,975)
Net change in other borrowings	(77,897)	(542,972)	367,977
Repayment of junior subordinated debt	(59,953)	—	—
Repurchase of common stock, net	(32,047)	(15,544)	(9,240)
Dividends paid	(45,031)	(43,646)	(39,901)
Exercise of stock options	—	174	156
Net cash provided by (used in) financing activities	(38,603)	(348,450)	(175,983)
Net change in cash and cash equivalents	12,058	46,255	(8,529)
Cash and cash equivalents at beginning of year	144,956	98,701	107,230
Cash and cash equivalents at end of year	$157,014	$144,956	$98,701

	Year ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$122,435	$132,148	$74,399
Cash paid for income taxes	$27,667	$33,700	$45,300
Supplemental disclosure of noncash activities:
Unrealized gain (loss) on securities available for sale	$82,167	$(1,827)	$58,757
Loans transferred to foreclosed assets	$6,309	$682	$155
Market value of shares tendered in-lieu of cash to pay for exercise of options and/or related taxes	$1,900	$1,363	$2,266
Obligations incurred in conjunction with leased assets	$6,894	$2,226	$4,300
The accompanying notes are an integral part of these consolidated financial statements.
58 TriCo Bancshares 2025 10-K

TRICO BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023
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
The Company has two capital subsidiary business trusts (collectively, the Trusts) organized by the Company that issued trust preferred securities. For financial reporting purposes, the Company’s investments in the Trusts of $1.2 million are accounted for under the equity method and, accordingly, are included in other assets on the consolidated balance sheets. The subordinated debentures issued and guaranteed by the Company and held by the Trusts are reflected as debt on the Company’s consolidated balance sheets.
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
Segment and Significant Group Concentration of Credit Risk
The Company grants agribusiness, commercial, consumer, and residential loans to customers located throughout California. The Company has a diversified loan portfolio generally consistent with the business segments located in this geographical area. While the chief operating decision-maker (CODM) may monitor the revenue streams of the various products and services, operations are managed, financial performance is evaluated, and decisions are generally made on a Company-wide basis. Discrete financial information is not available other than on a Company-wide basis. Accordingly, operations are considered by management to be aggregated in one reportable operating segment.
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
Non-Marketable and Other Equity Securities
Non-marketable and other equity securities include qualified public welfare investments and venture capital/private equity funds. The Company's accounting for investments in non-marketable and other equity securities depends on several factors, including the level of ownership, power to control and the legal structure of the subsidiary making the investment. We base our accounting for such securities on: (i) fair value accounting, (ii) measurement alternative for other investments without a readily determinable fair value, and (iii) equity method accounting. During the twelve months ended December 31, 2025, 2024 and 2023, the Company recognized an insignificant amount of earnings and losses in the consolidated statements of net income related to changes in the fair value of non-marketable and other equity securities.
Debt Securities
The Company classifies its debt securities into one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term and changes in the value of these securities are recorded through earnings. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. All other securities not included in trading or held to maturity are classified as available for sale. AFS securities are
59 TriCo Bancshares 2025 10-K

recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of other accumulated comprehensive income in shareholders’ equity until realized. Discounts are amortized or accreted over the expected life of the related investment security as an adjustment to yield using the effective interest method. Premiums on callable debt securities are generally amortized to the earliest call date of the security with the exception of mortgage backed securities, where estimated prepayments, if any, are considered. Dividend and interest income are recognized when earned. Realized gains and losses are derived from the amortized cost of the security sold. The Company did not have a significant level of debt securities classified as trading during the three-year period ended December 31, 2025.
The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest separately in the consolidated balance sheets. A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2025, 2024 or 2023.
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
Allowance for Credit Losses
The Company performs an ACL evaluation on its loan and lease portfolio and its HTM and AFS securities portfolios. The ACL on loan and lease portfolio and HTM securities are provided through an expected loss methodology referred to as CECL methodology. The ACL on AFS securities is provided when a credit loss is deemed to have occurred for securities which the Company does not intend to sell or is not required to sell. The CECL methodology also applies to credit exposures on off-balance-sheet loan commitments.

60 TriCo Bancshares 2025 10-K

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
The ACL consists of two primary components: (1) the determination of an ACL for loans that are individually identified and analyzed and (2) establishment of an ACL for loans collectively analyzed. To determine the collectively analyzed portion of the ACL, the Company identified various portfolio segments based on loan attributes such as, but not limited to; collateral type and loan purpose or use, to ensure loans with similar risk characteristics are measured on a collective basis. The Company utilizes three different loss model configurations and assigned each of the portfolio segments to one of the three loss model configurations. Historical credit loss experience for financial institutions nationwide, paired with relevant forecasts of macroeconomic conditions, forms the basis for the estimate of expected credit losses amongst the collectively analyzed loan portfolio. Further, each of the three loss model configurations utilized by the Company incorporate unique inputs, such as the following:
(1) Commercial Real Estate: origination vintage, delinquency status, loan-to-value as of the origination date, stated maturity date, property type, and property status
(2) Commercial and Industrial: loan size, credit spread at origination, risk grade, business sector, and loan type
(3) Consumer: FICO, origination vintage, product type, and state geography if applicable
After quantitative considerations, management evaluates the need for additional qualitative adjustments that consider the expected impact of certain factors not fully captured in the quantitative and macroeconomic reserve calculations. These qualitative adjustments may apply to the collectively analyzed pool as a whole, one or more of the three loss models, or to one or more of the loan portfolio segments.
Purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than reported as a provision for credit losses. Subsequent changes in the allowance for credit losses on PCD assets are recognized through the provision for credit losses.
HTM Securities
For HTM debt securities, the Company measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on held-to-maturity (HTM) debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current condition and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Nearly all of the Company's HTM securities are issued by the U. S. Government entities or agencies, and based on the absence of any historical or expected losses, all qualify for a zero loss assumption. Therefore, no allowance for credit losses has been recognized during the years ended December 31, 2025, 2024 or 2023.
AFS Securities
The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the years ended December 31, 2025, 2024 or 2023.
Unfunded commitments
The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance for credit loss calculation, other than those that are unconditionally cancellable. To arrive at that reserve, the reserve percentage determined within the same three loss models described above is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. The allowance for credit losses for off-balance-sheet credit risk exposures is reported in other liabilities in the condensed consolidated balance sheets.
61 TriCo Bancshares 2025 10-K

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
As a result of current tax law and the nature of these policies, the Bank records any increase in cash value of these policies as nontaxable non-interest income. If Management decided to surrender any of the policies prior to the death of the insured, such surrender may result in a tax expense associated with the life-to-date cumulative increase in cash value of the policy. If the Bank retains such policies until the death of the insured, the Bank would receive nontaxable proceeds from the insurance company equal to the death benefit of the policies. The Bank has entered into Joint Beneficiary Agreements (JBAs) with certain of the insured that provide some level of sharing of the death benefit, less the cash surrender value, among the Bank and the beneficiaries of the insured upon the receipt of death benefits.
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
62 TriCo Bancshares 2025 10-K

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
63 TriCo Bancshares 2025 10-K

Revenue Recognition
The Company earns a variety of revenue including interest and fees from customers. Certain sources of revenue are recognized within interest or fee income and are outside of the scope of ASC 606. Other sources of revenue fall within the scope of ASC 606 and are generally recognized within noninterest income.
The Company recognizes revenue when the performance obligations related to the transfer of goods or services under the terms of a contract are satisfied. Some obligations are satisfied at a point in time while others are satisfied over a period of time. Revenue is recognized as the amount of consideration to which the Company expects to be entitled to in exchange for transferring goods or services to a customer. When consideration includes a variable component, the amount of consideration attributable to variability is included in the transaction price only to the extent it is probable that significant revenue recognized will not be reversed when uncertainty associated with the variable consideration is subsequently resolved. Generally, the variability relating to the consideration is explicitly stated in the contracts, but may also arise from the Company's customer business practices, for example, waiving certain fees related to customer’s deposit accounts. The Company's contracts generally do not contain terms that require significant judgment to determine the variability impacting the transaction price. The Company has evaluated the nature of its revenue streams and determined that further disaggregation of revenue into more granular categories beyond what is presented in Note 18 was not necessary. The following are descriptions of revenues within the scope of ASC 606.
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
64 TriCo Bancshares 2025 10-K

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
	• The amendment also eliminates certain disclosures related to unrecognized tax benefits and certain temporary differences.	• The Company adopted the ASU for the annual reporting period beginning on January 1, 2025, as reflected within Note 19, Income Taxes.
Accounting standards yet to be adopted

Standard	Summary of Guidance	Effects on financial statements
ASU 2025-08 - Financial Instruments, Credit Losses (Topic 326): Purchased Loans	• Expands the use of the gross-up method for accounting for certain acquired loans, specifically purchased seasoned loans ("PSLs").	• The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of such amendments to the consolidated financial statements and related disclosures.

Note 3 – Investment Securities
The amortized cost and estimated fair values of investment securities classified as available for sale and held to maturity are summarized in the following tables:

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,174,813	$1,600	$(112,385)	$1,064,028
Obligations of states and political subdivisions	240,199	110	(19,623)	220,686
Corporate bonds	4,981	3	(26)	4,958
Asset backed securities	270,817	131	(1,428)	269,520
Non-agency collateralized mortgage obligations	192,602	209	(20,072)	172,739
Total debt securities available for sale	$1,883,412	$2,053	$(153,534)	$1,731,931
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$88,980	$5	$(3,552)	$85,433
Obligations of states and political subdivisions	1,564	—	(10)	1,554
Total debt securities held to maturity	$90,544	$5	$(3,562)	$86,987

There was no allowance for credit losses recorded for the held to maturity debt portfolio as of or for the years ended December 31, 2025 and 2024.
65 TriCo Bancshares 2025 10-K

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,268,654	$16	$(174,485)	$1,094,185
Obligations of states and political subdivisions	249,627	66	(28,949)	220,744
Corporate bonds	6,182	—	(345)	5,837
Asset backed securities	314,814	687	(1,238)	314,263
Non-agency collateralized mortgage obligations	299,256	238	(29,638)	269,856
Total debt securities available for sale	$2,138,533	$1,007	$(234,655)	$1,904,885
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$109,155	$3	$(7,443)	$101,715
Obligations of states and political subdivisions	2,711	2	(79)	2,634
Total debt securities held to maturity	$111,866	$5	$(7,522)	$104,349
During the year ended December 31, 2025, proceeds from sales of debt securities totaled $79.2 million, resulting in gross losses of $3.2 million. During the year ended December 31, 2024, proceeds from sales of debt securities totaled $31.5 million, resulting in gross losses of $2.9 million. In addition, during 2024 the Company participated in and completed an exchange offering with Visa, which resulted in a gain of $2.9 million. There were no sales of debt securities during the year ended 2023. Investment securities with an aggregate carrying value of $839.6 million and $716.0 million at December 31, 2025 and 2024, respectively, were pledged as collateral for specific borrowings, lines of credit and local agency deposits.
The amortized cost and estimated fair value of debt securities at December 31, 2025 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2025, obligations of U.S. government and agencies with an amortized cost basis totaling $1.2 billion consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At December 31, 2025, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.08 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

	December 31, 2025
	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year	$—	$—	$57	$57
Due after one year through five years	70,429	68,790	2,613	2,583
Due after five years through ten years	214,922	200,690	86,939	83,440
Due after ten years	1,598,061	1,462,451	935	907
Totals	$1,883,412	$1,731,931	$90,544	$86,987
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:
66 TriCo Bancshares 2025 10-K

	December 31, 2025
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$39,263	$(133)	$916,500	$(112,252)	$955,763	$(112,385)
Obligations of states and political subdivisions	2,874	(106)	201,382	(19,517)	204,256	(19,623)
Corporate bonds	495	(5)	2,229	(21)	2,724	(26)
Asset backed securities	94,965	(161)	70,084	(1,267)	165,049	(1,428)
Non-agency collateralized mortgage obligations	10,524	(1)	131,873	(20,071)	142,397	(20,072)
Total debt securities available for sale	$148,121	$(406)	$1,322,068	$(153,128)	$1,470,189	$(153,534)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$85,273	$(3,552)	$85,273	$(3,552)
Obligations of states and political subdivisions	—	—	1,555	(10)	1,555	(10)
Total debt securities held to maturity	$—	$—	$86,828	$(3,562)	$86,828	$(3,562)

	December 31, 2024
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$63,714	$(842)	$1,021,654	$(173,643)	$1,085,368	$(174,485)
Obligations of states and political subdivisions	7,457	(140)	208,063	(28,809)	215,520	(28,949)
Corporate bonds	1,229	(17)	4,608	(328)	5,837	(345)
Asset backed securities	44,707	(30)	75,734	(1,208)	120,441	(1,238)
Non-agency collateralized mortgage obligations	—	—	236,671	(29,638)	236,671	(29,638)
Total securities available for sale	$117,107	$(1,029)	$1,546,730	$(233,626)	$1,663,837	$(234,655)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$101,553	$(7,443)	$101,553	$(7,443)
Obligations of states and political subdivisions	—	—	1,485	(79)	1,485	(79)
Total debt securities held to maturity	$—	$—	$103,038	$(7,522)	$103,038	$(7,522)
The following securities had unrealized losses as of December 31, 2025:
•Obligations of U.S. government corporations and agencies included 134 debt securities with aggregate depreciation of 10.5% from the Company’s amortized cost basis.
•Obligations of states and political subdivisions included 140 debt securities with aggregate depreciation of 8.8% from the Company’s amortized cost basis.
•Corporate bonds included 3 debt securities with aggregate depreciation of 0.9% from the Company’s amortized cost basis.
•Asset backed securities included 24 debt securities with aggregate depreciation of 0.9% from the Company’s amortized cost basis.
•Non-agency collateralized mortgage obligations included 14 debt securities with aggregate depreciation of 12.4% from the Company’s amortized cost basis.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of December 31, 2025, the Company has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, the unrealized losses on these securities were caused by the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers.
67 TriCo Bancshares 2025 10-K

The Company monitors credit quality of debt securities held-to-maturity through the use of credit rating. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	December 31, 2025		December 31, 2024
(in thousands)	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$88,980	$—	$109,155	$—
Obligations of states and political subdivisions	1,564	—	2,711	—
Total debt securities held to maturity	$90,544	$—	$111,866	$—

Note 4 – Loans
A summary of loan balances follows:

(in thousands)	December 31, 2025	December 31, 2024
Commercial real estate:
CRE non-owner occupied	$2,495,849	$2,323,036
CRE owner occupied	1,020,770	961,415
Multifamily	1,085,698	1,028,035
Farmland	251,445	265,146
Total commercial real estate loans	4,853,762	4,577,632
Consumer:
SFR 1-4 1st DT liens	842,169	859,660
SFR HELOCs and junior liens	431,772	363,420
Other	40,669	57,979
Total consumer loans	1,314,610	1,281,059
Commercial and industrial	464,428	471,271
Construction	301,045	279,933
Agriculture production	172,494	151,822
Leases	4,748	6,806
Total loans, net of deferred loan fees and discounts	$7,111,087	$6,768,523
Total principal balance of loans owed, net of charge-offs	$7,141,911	$6,804,113
Unamortized net deferred loan fees	(15,896)	(15,283)
Discounts to principal balance of loans owed, net of charge-offs	(14,928)	(20,307)
Total loans, net of unamortized deferred loan fees and discounts	$7,111,087	$6,768,523
Allowance for credit losses	$(125,762)	$(125,366)

Note 5 – Allowance for Credit Losses
The ACL was $125.8 million as of December 31, 2025 as compared to $125.4 million at December 31, 2024. The provision for credit losses on loans of $10.3 million during the year ended December 31, 2025 was comprised of $1.7 million in reserves on collectively evaluated loans, a reversal of $1.4 million on individually evaluated reserves and most notably, $10.0 million to replenish reserves following the net charge-off activity. The ACL estimate incorporates assumptions from Management surrounding expected trends within certain macro economic indicators, such as U.S. unemployment rates, gross domestic product, corporate borrowing rates and inflation data, as Management observes the performance of these indicators to have a direct impact on the performance of the Company's loan portfolio.

The following tables summarize the activity in the allowance for credit losses, and ending balance of loans, net of unearned fees for the periods indicated.
68 TriCo Bancshares 2025 10-K

	Allowance for Credit Losses – December 31, 2025
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision for (Benefit From) Credit Losses	Ending Balance
Commercial real estate:
CRE non-owner occupied	$37,229	$—	$2	$3,069	$40,300
CRE owner occupied	15,747	—	1	(3,036)	12,712
Multifamily	15,913	—	—	1,414	17,327
Farmland	3,960	(1,053)	—	2,286	5,193
Total commercial real estate loans	72,849	(1,053)	3	3,733	75,532
Consumer:
SFR 1-4 1st DT liens	14,227	—	6	(3,188)	11,045
SFR HELOCs and junior liens	10,411	—	26	2,827	13,264
Other	2,825	(649)	138	(340)	1,974
Total consumer loans	27,463	(649)	170	(701)	26,283
Commercial and industrial	14,397	(9,338)	291	6,080	11,430
Construction	7,224	—	—	1,007	8,231
Agriculture production	3,403	(11)	665	208	4,265
Leases	30	—	—	(9)	21
Allowance for credit losses on loans	125,366	(11,051)	1,129	10,318	125,762
Reserve for unfunded commitments	6,000	—	—	1,745	7,745
Total	$131,366	$(11,051)	$1,129	$12,063	$133,507

	Allowance for Credit Losses – December 31, 2024
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision for (Benefit from) Credit Losses	Ending Balance
Commercial real estate:
CRE non-owner occupied	$35,077	$—	$187	$1,965	$37,229
CRE owner occupied	15,081	—	2	664	15,747
Multifamily	14,418	—	—	1,495	15,913
Farmland	4,288	—	—	(328)	3,960
Total commercial real estate loans	68,864	—	189	3,796	72,849
Consumer:
SFR 1-4 1st DT liens	14,009	(27)	—	245	14,227
SFR HELOCs and junior liens	10,273	(41)	395	(216)	10,411
Other	3,171	(746)	217	183	2,825
Total consumer loans	27,453	(814)	612	212	27,463
Commercial and industrial	12,750	(1,787)	547	2,887	14,397
Construction	8,856	—	—	(1,632)	7,224
Agriculture production	3,589	(1,450)	65	1,199	3,403
Leases	10	—	—	20	30
Allowance for credit losses on loans	121,522	(4,051)	1,413	6,482	125,366
Reserve for unfunded commitments	5,850	—	—	150	6,000
Total	$127,372	$(4,051)	$1,413	$6,632	$131,366
69 TriCo Bancshares 2025 10-K

	Allowance for Credit Losses – December 31, 2023
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision for (Benefit from) Credit Losses	Ending Balance
Commercial real estate:
CRE non-owner occupied	$30,962	$—	$—	$4,115	$35,077
CRE owner occupied	14,014	(3,637)	2	4,702	15,081
Multifamily	13,132	—	—	1,286	14,418
Farmland	3,273	—	—	1,015	4,288
Total commercial real estate loans	61,381	(3,637)	2	11,118	68,864
Consumer:
SFR 1-4 1st DT liens	11,268	—	262	2,479	14,009
SFR HELOCs and junior liens	11,413	(66)	723	(1,797)	10,273
Other	1,958	(558)	190	1,581	3,171
Total consumer loans	24,639	(624)	1,175	2,263	27,453
Commercial and industrial	13,597	(3,879)	316	2,716	12,750
Construction	5,142	—	—	3,714	8,856
Agriculture production	906	—	34	2,649	3,589
Leases	15	—	—	(5)	10
Allowance for credit losses on loans	105,680	(8,140)	1,527	22,455	121,522
Reserve for unfunded commitments	4,315	—	—	1,535	5,850
Total	$109,995	$(8,140)	$1,527	$23,990	$127,372
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
The Company utilizes a risk grading system to assign a risk grade to each of its loans. Loans are graded on a scale ranging from Pass to Loss. A description of the general characteristics of the credit quality indicators is as follows:
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
70 TriCo Bancshares 2025 10-K

The following tables present ending loan balances by loan category and risk grade for the periods indicated:

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
Credit quality indicators
Pass	$262,241	$188,789	$162,739	$417,564	$276,975	$1,007,772	$140,006	$—	$2,456,086
Special Mention	—	818	12,692	1,634	4,566	3,182	105	—	22,997
Substandard	—	—	—	1,728	—	15,038	—	—	16,766
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied	$262,241	$189,607	$175,431	$420,926	$281,541	$1,025,992	$140,111	$—	$2,495,849
Current year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Credit quality indicators
Pass	$147,249	$79,772	$76,729	$177,644	$168,858	$301,503	$33,540	$—	$985,295
Special Mention	8,636	135	361	1,045	237	5,148	5,184	—	20,746
Substandard	—	—	—	7,244	3,176	4,140	169	—	14,729
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied	$155,885	$79,907	$77,090	$185,933	$172,271	$310,791	$38,893	$—	$1,020,770
Current year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Credit quality indicators
Pass	$92,061	$68,472	$27,502	$185,703	$288,556	$358,396	$48,246	$—	$1,068,936
Special Mention	—	—	—	3,044	443	202	—	—	3,689
Substandard	—	—	—	435	—	12,638	—	—	13,073
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily	$92,061	$68,472	$27,502	$189,182	$288,999	$371,236	$48,246	$—	$1,085,698
Current year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Credit quality indicators
Pass	$8,901	$23,038	$18,261	$34,581	$14,831	$49,450	$35,723	$—	$184,785
Special Mention	624	—	—	1,937	2,618	2,462	1,978	—	9,619
Substandard	—	—	816	9,414	20,263	13,252	13,296	—	57,041
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland	$9,525	$23,038	$19,077	$45,932	$37,712	$65,164	$50,997	$—	$251,445
Current year gross charge-offs	$—	$—	$—	$—	$509.00	$—	$544.00	$—	$1,053
71 TriCo Bancshares 2025 10-K

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
Credit quality indicators
Pass	$81,083	$45,517	$87,492	$159,382	$218,999	$225,410	$—	$5,688	$823,571
Special Mention	—	1,091	—	581	4,642	1,918	—	406	8,638
Substandard	—	—	219	284	3,313	5,618	—	526	9,960
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$81,083	$46,608	$87,711	$160,247	$226,954	$232,946	$—	$6,620	$842,169
Current year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
Credit quality indicators
Pass	$2,116	$—	$—	$—	$—	$53	$408,407	$5,407	$415,983
Special Mention	—	—	—	—	—	—	9,482	377	9,859
Substandard	—	—	—	—	—	—	5,604	326	5,930
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and junior liens	$2,116	$—	$—	$—	$—	$53	$423,493	$6,110	$431,772
Current year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
Credit quality indicators
Pass	$4,222	$4,795	$13,717	$4,010	$4,094	$7,489	$540	$—	$38,867
Special Mention	77	12	202	1	251	153	43	—	739
Substandard	—	69	256	303	190	242	3	—	1,063
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer	$4,299	$4,876	$14,175	$4,314	$4,535	$7,884	$586	$—	$40,669
Current year gross charge-offs	$481	$65	$15	$—	$—	$69	$19	$—	$649

Commercial and industrial loans:
Credit quality indicators
Pass	$122,819	$44,904	$35,360	$52,018	$16,922	$6,046	$170,194	$73	$448,336
Special Mention	50	234	2,810	707	—	37	5,330	—	9,168
Substandard	—	310	96	618	2,816	342	2,695	47	6,924
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$122,869	$45,448	$38,266	$53,343	$19,738	$6,425	$178,219	$120	$464,428
Current year gross charge-offs	$510	$95	$—	$—	$58	$—	$8,675	$—	$9,338
72 TriCo Bancshares 2025 10-K

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Construction loans:
Credit quality indicators
Pass	$45,182	$84,196	$104,482	$44,172	$7,021	$13,108	$—	$—	$298,161
Special Mention	372	—	1,862	—	—	—	—	—	2,234
Substandard	—	—	—	—	529	121	—	—	650
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction	$45,554	$84,196	$106,344	$44,172	$7,550	$13,229	$—	$—	$301,045
Current year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Credit quality indicators
Pass	$1,816	$727	$1,029	$1,409	$393	$7,282	$137,121	$—	$149,777
Special Mention	—	—	—	—	—	—	22,079	—	22,079
Substandard	—	—	—	114	237	135	152	—	638
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production	$1,816	$727	$1,029	$1,523	$630	$7,417	$159,352	$—	$172,494
Current year gross charge-offs	$—	$—	$—	$—	$—	$11	$—	$—	$11

Leases:
Credit quality indicators
Pass	$4,748	$—	$—	$—	$—	$—	$—	$—	$4,748
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$4,748	$—	$—	$—	$—	$—	$—	$—	$4,748
Current year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Credit quality indicators
Pass	$772,438	$540,210	$527,311	$1,076,483	$996,649	$1,976,509	$973,777	$11,168	$6,874,545
Special Mention	9,759	2,290	17,927	8,949	12,757	13,102	44,201	783	109,768
Substandard	—	379	1,387	20,140	30,524	51,526	21,919	899	126,774
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$782,197	$542,879	$546,625	$1,105,572	$1,039,930	$2,041,137	$1,039,897	$12,850	$7,111,087
Current year gross charge-offs	$991	$160	$15	$—	$567	$80	$9,238	$—	$11,051

73 TriCo Bancshares 2025 10-K

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate:
Credit quality indicators
Pass	$184,623	$177,650	$408,129	$282,953	$152,278	$909,735	$163,628	$—	$2,278,996
Special Mention	—	836	1,688	—	—	24,840	506	—	27,870
Substandard	—	—	—	—	—	16,170	—	—	16,170
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE non-owner occupied	$184,623	$178,486	$409,817	$282,953	$152,278	$950,745	$164,134	$—	$2,323,036
Prior year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Credit quality indicators
Pass	$83,320	$75,804	$191,619	$177,134	$104,490	$254,282	$35,961	$—	$922,610
Special Mention	1,618	—	2,699	1,731	206	11,950	—	—	18,204
Substandard	—	242	7,798	5,380	3,490	3,644	47	—	20,601
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total CRE owner occupied	$84,938	$76,046	$202,116	$184,245	$108,186	$269,876	$36,008	$—	$961,415
Prior year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Credit quality indicators
Pass	$65,376	$27,904	$171,470	$294,317	$117,889	$289,229	$44,816	$—	$1,011,001
Special Mention	—	—	—	11,926	—	207	3,393	—	15,526
Substandard	—	—	480	—	554	474	—	—	1,508
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total multifamily	$65,376	$27,904	$171,950	$306,243	$118,443	$289,910	$48,209	$—	$1,028,035
Prior year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Credit quality indicators
Pass	$23,780	$18,205	$45,582	$20,832	$15,066	$36,909	$44,083	$—	$204,457
Special Mention	—	—	2,057	7,944	47	3,764	1,356	—	15,168
Substandard	—	2,770	—	20,414	—	10,416	11,921	—	45,521
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total farmland	$23,780	$20,975	$47,639	$49,190	$15,113	$51,089	$57,360	$—	$265,146
Prior year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
Credit quality indicators
Pass	$60,203	$113,467	$173,217	$241,388	$115,915	$137,361	$—	$3,952	$845,503
Special Mention	—	—	60	—	—	892	—	239	1,191
Substandard	—	244	137	3,467	2,092	6,393	—	633	12,966
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR 1st DT liens	$60,203	$113,711	$173,414	$244,855	$118,007	$144,646	$—	$4,824	$859,660
Prior year gross charge-offs	$—	$27	$—	$—	$—	$—	$—	$—	$27
74 TriCo Bancshares 2025 10-K

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Consumer loans:
Credit quality indicators
Pass	$236	$—	$—	$—	$—	$68	$345,902	$5,799	$352,005
Special Mention	—	—	—	—	—	4	6,082	327	6,413
Substandard	—	—	—	—	—	—	4,579	423	5,002
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total SFR HELOCs and junior liens	$236	$—	$—	$—	$—	$72	$356,563	$6,549	$363,420
Prior year gross charge-offs	$—	$—	$—	$—	$—	$—	$41	$—	$41

Consumer loans:
Credit quality indicators
Pass	$10,371	$21,746	$5,891	$6,059	$4,917	$6,991	$610	$—	$56,585
Special Mention	—	63	34	227	107	41	21	—	493
Substandard	37	152	304	111	2	294	1	—	901
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total other consumer	$10,408	$21,961	$6,229	$6,397	$5,026	$7,326	$632	$—	$57,979
Prior year gross charge-offs	$385	$88	$40	$74	$37	$108	$14	$—	$746

Commercial and industrial loans:
Credit quality indicators
Pass	$73,321	$49,921	$61,634	$48,255	$3,721	$8,463	$203,978	$150	$449,443
Special Mention	137	775	1,970	63	275	851	3,197	—	7,268
Substandard	272	35	682	728	—	596	12,200	47	14,560
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$73,730	$50,731	$64,286	$49,046	$3,996	$9,910	$219,375	$197	$471,271
Prior year gross charge-offs	$389	$—	$178	$95	$24	$—	$1,101	$—	$1,787

Construction loans:
Credit quality indicators
Pass	$36,031	$124,759	$80,269	$11,354	$6,714	$7,359	$—	$—	$266,486
Special Mention	—	—	13,390	—	—	—	—	—	13,390
Substandard	—	—	—	—	—	57	—	—	57
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total construction	$36,031	$124,759	$93,659	$11,354	$6,714	$7,416	$—	$—	$279,933
Prior year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
75 TriCo Bancshares 2025 10-K

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Agriculture production loans:
Credit quality indicators
Pass	$265	$1,434	$2,297	$905	$175	$7,477	$133,115	$—	$145,668
Special Mention	—	—	—	—	2	218	5,192	—	5,412
Substandard	—	—	138	485	107	12	—	—	742
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total agriculture production	$265	$1,434	$2,435	$1,390	$284	$7,707	$138,307	$—	$151,822
Prior year gross charge-offs	$—	$—	$173	$—	$—	$—	$1,277	$—	$1,450

Leases:
Credit quality indicators
Pass	$6,806	$—	$—	$—	$—	$—	$—	$—	$6,806
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total leases	$6,806	$—	$—	$—	$—	$—	$—	$—	$6,806
Prior year gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Credit quality indicators
Pass	$544,332	$610,890	$1,140,108	$1,083,197	$521,165	$1,657,874	$972,093	$9,901	$6,539,560
Special Mention	1,755	1,674	21,898	21,891	637	42,767	19,747	566	110,935
Substandard	309	3,443	9,539	30,585	6,245	38,056	28,748	1,103	118,028
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total loans outstanding	$546,396	$616,007	$1,171,545	$1,135,673	$528,047	$1,738,697	$1,020,588	$11,570	$6,768,523
Prior year gross charge-offs	$774	$115	$391	$169	$61	$108	$2,433	$—	$4,051
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
76 TriCo Bancshares 2025 10-K

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of December 31, 2025
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$1,599	$1,728	$3,692	$7,019	$2,488,830	$2,495,849
CRE owner occupied	3,261	—	2,189	5,450	1,015,320	1,020,770
Multifamily	687	147	—	834	1,084,864	1,085,698
Farmland	—	—	10,937	10,937	240,508	251,445
Total commercial real estate loans	5,547	1,875	16,818	24,240	4,829,522	4,853,762
Consumer:
SFR 1-4 1st DT liens	832	1,968	1,697	4,497	837,672	842,169
SFR HELOCs and junior liens	516	1,305	1,843	3,664	428,108	431,772
Other	183	19	387	589	40,080	40,669
Total consumer loans	1,531	3,292	3,927	8,750	1,305,860	1,314,610
Commercial and industrial	1,619	522	1,629	3,770	460,658	464,428
Construction	—	—	603	603	300,442	301,045
Agriculture production	—	88	480	568	171,926	172,494
Leases	—	—	—	—	4,748	4,748
Total	$8,697	$5,777	$23,457	$37,931	$7,073,156	$7,111,087
The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of December 31, 2024
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$221	$—	$2,452	$2,673	$2,320,363	$2,323,036
CRE owner occupied	1,625	85	3,619	5,329	956,086	961,415
Multifamily	1,120	—	—	1,120	1,026,915	1,028,035
Farmland	2,686	113	6,145	8,944	256,202	265,146
Total commercial real estate loans	5,652	198	12,216	18,066	4,559,566	4,577,632
Consumer:
SFR 1-4 1st DT liens	—	6	1,556	1,562	858,098	859,660
SFR HELOCs and junior liens	201	852	1,078	2,131	361,289	363,420
Other	50	—	132	182	57,797	57,979
Total consumer loans	251	858	2,766	3,875	1,277,184	1,281,059
Commercial and industrial	537	308	9,257	10,102	461,169	471,271
Construction	—	—	—	—	279,933	279,933
Agriculture production	37	317	314	668	151,154	151,822
Leases	—	—	—	—	6,806	6,806
Total	$6,477	$1,681	$24,553	$32,711	$6,735,812	$6,768,523
77 TriCo Bancshares 2025 10-K

The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of December 31, 2025			As of December 31, 2024
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$7,089	$7,089	$—	$3,017	$3,017	$—
CRE owner occupied	7,733	7,733	—	3,632	3,874	—
Multifamily	435	435	—	480	480	—
Farmland	26,840	31,615	—	12,483	16,195	—
Total commercial real estate loans	42,097	46,872	—	19,612	23,566	—
Consumer:
SFR 1-4 1st DT liens	6,246	6,246	—	5,979	5,979	—
SFR HELOCs and junior liens	5,192	5,474	—	3,370	3,868	—
Other	80	459	—	41	204	—
Total consumer loans	11,518	12,179	—	9,390	10,051	—
Commercial and industrial	1,228	3,976	36	830	9,707	59
Construction	650	650	—	57	57	—
Agriculture production	435	460	45	—	656	—
Leases	—	—	—	—	—	—
Sub-total	55,928	64,137	81	29,889	44,037	59
Less: Guaranteed loans	(1,667)	(1,688)	—	(828)	(816)	—
Total, net	$54,261	$62,449	$81	$29,061	$43,221	$59
Interest income on non accrual loans that would have been recognized during the years ended December 31, 2025, 2024, and 2023, if all such loans had been current in accordance with their original terms, totaled $5.0 million, $4.2 million, and $2.5 million, respectively. Interest income actually recognized on these loans during the years ended December 31, 2025, 2024, and 2023 was $1.0 million, $0.8 million, and $1.0 million, respectively.

78 TriCo Bancshares 2025 10-K

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of December 31, 2025
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,892	$3,195	$—	$1,002	$—	$—	$—	$—	$—	$—	$—	$7,089
CRE owner occupied	4,564	1,432	—	1,737	—	—	—	—	—	—	—	7,733
Multifamily	—	—	—	—	435	—	—	—	—	—	—	435
Farmland	—	—	—	—	—	31,615	—	—	—	—	—	31,615
Total commercial real estate loans	7,456	4,627	—	2,739	435	31,615	—	—	—	—	—	46,872
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	6,246	—	—	—	—	6,246
SFR HELOCs and junior liens	—	—	—	—	—	—	1,579	3,687	—	—	—	5,266
Other	—	—	—	—	—	—	—	—	456	—	—	456
Total consumer loans	—	—	—	—	—	—	7,825	3,687	456	—	—	11,968
Commercial and industrial	—	—	—	—	—	—	—	—	—	1,477	2,499	3,976
Construction	—	—	—	529	—	—	121	—	—	—	—	650
Agriculture production	—	—	—	153	—	—	—	—	—	25	282	460
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$7,456	$4,627	$—	$3,421	$435	$31,615	$7,946	$3,687	$456	$1,502	$2,781	$63,926

	As of December 31, 2024
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,452	$356	$—	$210	$—	$—	$—	$—	$—	$—	$—	$3,018
CRE owner occupied	—	260	142	3,472	—	—	—	—	—	—	—	3,874
Multifamily	—	—	—	—	480	—	—	—	—	—	—	480
Farmland	—	—	—	—	—	16,448	—	—	—	—	—	16,448
Total commercial real estate loans	2,452	616	142	3,682	480	16,448	—	—	—	—	—	23,820
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	5,979	—	—	—	—	5,979
SFR HELOCs and junior liens	—	—	—	—	—	—	1,291	2,079	—	—	—	3,370
Other	—	—	—	—	—	—	—	—	132	—	—	132
Total consumer loans	—	—	—	—	—	—	7,270	2,079	132	—	—	9,481
Commercial and industrial	—	—	—	8,334	—	—	—	54	—	530	788	9,706
Construction	—	—	—	—	—	—	57	—	—	—	—	57
Agriculture production	—	—	—	—	—	—	—	—	—	—	12	12
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$2,452	$616	$142	$12,016	$480	$16,448	$7,327	$2,133	$132	$530	$800	$43,076
79 TriCo Bancshares 2025 10-K

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

	For the twelve months ended December 31, 2025
(in thousands)	Combination - Term Extension / Rate Change	Total % of Loans Outstanding
Consumer:
SFR 1-4 1st DT liens	$199	n/m
Total consumer loans	$199	n/m

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2025:

Modification Type	Loan Type	Financial Effect
Combination - term extension / rate change	SFR 1-4 1st DT liens	Added 36 months to the life of the loan; converted to fixed interest rate

	For the twelve months ended December 31, 2024
(in thousands)	Payment Delay / Extension	Combination - Term Extension / Rate Change	Total % of Loans Outstanding
Commercial real estate:
CRE non-owner occupied	$—	$211	n/m
CRE owner occupied	—	219	n/m
Multifamily	295	—	n/m
Total commercial real estate loans	295	430	n/m
Consumer:
Other	41	—	n/m
Total consumer loans	41	—	n/m
Commercial and industrial	1,008	—	n/m
Total	$1,344	$430	n/m

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2024:

Modification Type	Loan Type	Financial Effect
Combination - term extension / rate change	CRE non-owner occupied	Added 120 months to the life of the loan; converted from variable to fixed interest rate
Combination - term extension / rate change	CRE owner occupied	Added 24 months to the life of the loan; converted from variable to fixed
Payment delay / term extension	Multifamily	Added 12 months to the life of the loan
Payment delay / term extension	SFR HELOCs and junior liens	Added 60 months to the life of the loan
Payment delay / term extension	Commercial and industrial	Added 53 months to the life of the loan

There were no loans with payment defaults by borrowers experiencing financial difficulty during the year ended December 31, 2025 which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.
80 TriCo Bancshares 2025 10-K

Note 6 – Real Estate Owned
A summary of the activity in the balance of real estate owned follows:

	Year ended December 31,
(in thousands)	2025	2024
Beginning balance, net	$2,786	$2,705
Additions/transfers from loans	6,309	682
Dispositions/sales	(2,966)	(359)
Valuation adjustments	116	(242)
Ending balance, net	$6,245	$2,786
Ending valuation allowance	$(601)	$(717)
Ending number of foreclosed assets	12	10
Proceeds from sale of real estate owned	$2,594	$351
Gain (loss) on sale of real estate owned	$(253)	$(8)
At December 31, 2025, there were no additional real estate properties with formal foreclosure proceedings underway.
Note 7 – Premises and Equipment

	As of December 31,
(in thousands)	2025	2024
Land and land improvements	$26,452	$26,365
Buildings	67,597	66,520
Furniture and equipment	47,848	45,205
	141,897	138,090
Less: Accumulated depreciation	(73,295)	(69,057)
	68,602	69,033
Construction in progress	1,122	1,254
Total premises and equipment	$69,724	$70,287
Depreciation expense for premises and equipment amounted to $5.8 million, $5.6 million, and $5.8 million during the years ended 2025, 2024, and 2023, respectively.
Note 8 – Cash Value of Life Insurance
A summary of the activity in the balance of cash value of life insurance follows:

	Year ended December 31,
(in thousands)	2025	2024
Beginning balance	$140,149	$136,892
Increase in cash value of life insurance	3,395	3,257
Gain on death benefit	1,219	—
Insurance proceeds receivable reclassified to other assets	(7,510)	—
Ending balance	$137,253	$140,149
End of period death benefit	$218,192	$224,723
Number of policies owned	200	216
Insurance companies used	14	14
Current and former employees and directors covered	77	79

Note 9 – Goodwill and Other Intangible Assets
81 TriCo Bancshares 2025 10-K

The following table summarizes the Company’s goodwill intangible as of the dates indicated:

(in thousands)	December 31, 2025	Additions	Reductions	December 31, 2024
Goodwill	$304,442	$—	$—	$304,442
Impairment exists when a Company’s carrying value exceeds its fair value. Goodwill is evaluated for impairment annually. At September 30, 2025, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeds its carrying value, resulting in no impairment. For each of the years in the three year period ended December 31, 2025, there were no impairment charges recognized.
The following table summarizes the Company’s core deposit intangibles (“CDI”) as of the dates indicated:

(in thousands)	December 31, 2025	December 31, 2024
Core deposit intangibles, gross	$38,240	$38,240
Fully amortized portion	—	—
Core deposit intangibles, gross ending balance	38,240	38,240

Accumulated amortization, gross	(31,808)	(27,688)
Fully amortized portion	—	—
Amortization expense	(1,961)	(4,120)
Accumulated amortization, gross ending balance	(33,769)	(31,808)
Core deposit intangible, net	$4,471	$6,432
The Company's remaining net CDI balance of $4.5 million as of December 31, 2025 reflects gross balances recorded from the VRB acquisition on March 25, 2022 totaling $10.6 million and the FNBB acquisition on July 6, 2018 totaling $27.6 million. The following table summarizes the Company’s estimated core deposit intangible amortization (dollars in thousands):

Years Ended	Estimated CDI Amortization
2026	$1,527
2027	1,008
2028	797
2029	587
2030	377
Thereafter	175
$4,471

82 TriCo Bancshares 2025 10-K

Note 10 – Mortgage Servicing Rights
The following tables summarize the activity in, and the main assumptions used to determine the fair value of mortgage servicing rights for the periods indicated:

(in thousands)	Year ended December 31,
	2025	2024	2023
Balance at beginning of period	$6,626	$6,606	$6,712
Additions	574	500	400
Change in fair value	(560)	(480)	(506)
Balance at end of period	$6,640	$6,626	$6,606
Contractually specified servicing fees, late fees and ancillary fees earned	$1,736	$1,739	$1,808
Balance of loans serviced at:
Beginning of period	$702,596	$714,801	$739,919
End of period	$693,679	$702,596	$714,801
Period end:
Weighted-average prepayment speed (CPR)	119.0%	109.0%	116.0%
Weighted-average expected life (years)	7.7	8.0	7.8
Weighted-average discount rate	12.0%	12.0%	12.0%
The changes in fair value of MSRs during 2025 were primarily due to changes in mortgage prepayment speeds and changes in principal balances of the underlying mortgages. The changes in fair value of MSRs during 2024 were primarily due to changes in principal balance and mortgage prepayment speeds of the MSRs. The changes in fair value of MSRs during 2023 were primarily due to changes in investor require rate of return, or discount rate, of the MSRs.

Note 11 - Leases
The following table presents the components of lease expense for the periods indicated:

	Year ended December 31,
(in thousands)	2025	2024
Operating lease cost	$5,864	$5,730
Short-term lease cost	216	216
Variable lease cost (income)	(30)	4
Total lease cost	$6,050	$5,950
The following table presents supplemental cash flow information related to leases as of the periods ended:

	Year ended December 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,185	$6,170
ROUA obtained in exchange for operating lease liabilities	$6,894	$2,226
The following table presents the weighted average operating lease term and discount rate as of the periods ended:

	Year ended December 31,
	2025	2024
Weighted-average remaining lease term	7.4 years	7.6 years
Weighted-average discount rate	3.8%	3.5%
83 TriCo Bancshares 2025 10-K

At December 31, 2025, future expected operating lease payments are as follows (in thousands):

Periods ending December 31,
2026	$6,149
2027	5,528
2028	4,279
2029	3,007
2030	2,630
Thereafter	9,937
31,530
Discount for present value of expected cash flows	(4,252)
Lease liability at December 31, 2025	$27,278

Note 12 – Deposits
A summary of the balances of deposits follows:

(in thousands)	December 31,
	2025	2024
Noninterest-bearing demand	$2,594,032	$2,548,613
Interest-bearing demand	1,784,769	1,758,629
Savings	2,775,058	2,657,849
Time certificates, $250,000 and over	484,858	485,180
Other time certificates	625,184	637,305
Total deposits	$8,263,901	$8,087,576
Overdrawn deposit balances of $2.7 million and $2.5 million were classified as consumer loans at December 31, 2025 and 2024, respectively.
At December 31, 2025, the scheduled maturities of time deposits were as follows (in thousands):

Scheduled Maturities
2026	$1,094,810
2027	9,045
2028	4,147
2029	1,096
2030	944
Thereafter	—
Total	$1,110,042
Note 13 – Other Borrowings
A summary of the balances of other borrowings follows:

	December 31,
(in thousands)	2025	2024
Term borrowing at FHLB, fixed rate of 5.23%, maturity date of April 8, 2025	—	75,000
Other collateralized borrowings, fixed rate, as of December 31, 2025 and 2024 of 0.05%, payable on January 2, 2026 and January 2, 2025, respectively	11,713	14,610
Total other borrowings	$11,713	$89,610
Other collateralized borrowings are generally overnight maturity borrowings from non-financial institutions that are collateralized by securities owned by the Company. As of December 31, 2025, the Company has pledged as collateral and sold under agreements to repurchase investment securities with fair value of $11.7 million under these other collateralized borrowings.
84 TriCo Bancshares 2025 10-K

The Company maintains a collateralized line of credit with the FHLB. Based on the FHLB stock requirements at December 31, 2025, this line provided for maximum borrowings of $2.4 billion of which none was outstanding. As of December 31, 2025, the Company had designated investment securities with a fair value of $50.3 million and loans with unpaid principal balances totaling $4.4 billion as potential collateral under this collateralized line of credit with the FHLB.
The Company maintains a collateralized line of credit with the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2025, this line provided for maximum borrowings of $363.7 million of which none was outstanding. As of December 31, 2025, the Company has loans with unpaid principal balances totaling $506.7 million as potential collateral under this collateralized line of credit with the FRB.
The Company has available unused correspondent banking lines of credit from commercial banks totaling $85.0 million for federal funds transactions at December 31, 2025.
Note 14 – Junior Subordinated Debt
At December 31, 2025, the Company has two wholly-owned subsidiary business trusts that had issued $41.2 million of trust preferred securities (the Trusts). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the Debentures) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The recorded book values of the Debentures issued by the Trusts are reflected as junior subordinated debt in the Company’s consolidated balance sheets. The common stock issued by the Trusts and owned by the Company is recorded in other assets in the Company’s consolidated balance sheets. The recorded book value of the debentures issued by the Trusts, less the recorded book value of the common stock of the Trusts owned by the Company will continue to qualify as Tier 1 or Tier 2 capital under interim guidance issued by the Board of Governors of the Federal Reserve System until only five years remain until their scheduled maturity.
At December 31, 2024, the Company owned three additional Trusts as a result of its acquisition of North Valley Bancorp (NVB) in 2014, and two additional tranches of subordinated debt from the acquisition of Valley Republic Bancorp (VRB) in 2022. However, the Company repaid both the holders of the NVB trusts and VRB subordinated debt, with a face values totaling $57.7 million and a recorded book values of $60.2 million, during 2025 resulting in a $2.5 million gain on extinguishment of debt and recorded within other non-interest income.
The following table summarizes the terms and recorded balance of each subordinated debenture as of the dates indicated (dollars in thousands):

			Coupon Rate (Variable) 3 mo. SOFR +	As of December 31, 2025		December 31, 2024
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	7.22%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	6.67%	20,619	20,619
North Valley Trust II	—	—	—	—	—	5,713
North Valley Trust III	—	—	—	—	—	4,571
North Valley Trust IV	—	—	—	—	—	7,863
VRB Subordinated - 6%	—	—	—	—	—	16,799
VRB Subordinated - 5%	—	—	—	—	—	25,007
		$41,238			$41,238	$101,191

Note 15 – Commitments and Contingencies
Restricted Cash Balances — Reserves (in the form of deposits with the San Francisco Federal Reserve Bank) were not required to be maintained as of December 31, 2025 and 2024.
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
85 TriCo Bancshares 2025 10-K

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
The following table presents a summary of the Bank’s commitments and contingent liabilities:

	December 31,
(in thousands)	2025	2024
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$814,732	$788,491
Consumer loans	598,264	627,681
Real estate mortgage loans	432,608	419,172
Real estate construction loans	334,130	272,308
Standby letters of credit	38,986	39,804
Deposit account overdraft privilege	125,317	121,006
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
In April 2024, Visa Inc. announced the commencement of an exchange offer for Visa Class B-1 common stock and the Company subsequently tendered all of its Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock. Completion of the exchange resulted in a gain of $2.9 million relating to the Visa Class C common stock, which was subsequently disposed. Visa Class B-2 common stock continues to be carried at zero. The Bank owns 6,698 shares of Class B-2 common stock of Visa Inc. which may be convertible into Class A common stock at a conversion ratio of 1.5108 per Class B-2 share. As of December 31, 2025, the value of the Class A shares was $350.71 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $3.5 million as of December 31, 2025, and has not been reflected in the accompanying consolidated financial statements. The shares of Visa Class B-2 common stock are restricted and may not be transferred. Visa Member Banks are required to fund an escrow account to cover settlements, resolution of pending litigation and related claims. If the funds in the
86 TriCo Bancshares 2025 10-K

escrow account are insufficient to settle all the covered litigation, Visa may sell additional Class A shares, use the proceeds to settle litigation, and further reduce the conversion ratio. If funds remain in the escrow account after all litigation is settled, the Class B-2 conversion ratio may be increased to reflect that surplus. Until all U.S. covered litigation obligations have been satisfied or the Applicable Conversion Rate for the Class B-2 common stock reaches zero, there is no dollar cap on the amount of payments that a participating holder and its guarantors may be obligated to make under its Makewhole Agreement.
Mortgage loans sold to investors may be sold with servicing rights retained, with only the standard legal representations and warranties regarding recourse to the Bank. Management believes that any liabilities that may result from such recourse provisions are not significant.
Note 16 – Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $133.4 million, $71.2 million, and $52.8 million in 2025, 2024, and 2023, respectively. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of California Department of Financial Protection & Innovation (the “DFPI”). Absent approval from the Commissioner of the DFPI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period. Under this law, at December 31, 2025, the Bank could have paid additional dividends totaling $110.9 million to the Company without the approval of the Commissioner of the DFPI.
Stock Repurchase Program
The Company's Board of Directors has approved the authorization to repurchase up to 2,000,000 shares of the Company’s common stock (the "2025 Repurchase Program" or the "2025 Program"). The Company’s 2025 Share Repurchase Program replaces and supersedes the 2021 Share Repurchase Program which has been terminated as of December 31, 2025. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the 2025 Program is subject to change. The 2025 Program has no expiration date but the Board may suspend or discontinue the program at any time. There were no shares repurchased under the 2025 Program during 2025 and therefore, 2,000,000 shares remained available for repurchase as of December 31, 2025.
Under the former 2021 Stock Repurchase Program, the Company repurchased 709,172, 379,279, and 150,000 shares for years ended December 31, 2025, 2024 and 2023, respectively.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of withholding taxes on such shares. During the years ended December 31, 2025, 2024, and 2023, employees tendered zero, zero, and 2,506 shares, respectively, of the Company's common stock in connection with option exercises. Employees also tendered 43,271, 36,549 and 52,437 shares in connection with other share based awards during December 31, 2025, 2024 and 2023, respectively. In total, shares of the Company's common stock tendered had market values of $1.9 million, $1.4 million, and $2.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2025 or 2021 Repurchase Programs.
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

87 TriCo Bancshares 2025 10-K

Stock option activity is summarized in the following table for the dates indicated:

	Number of Shares	Option Price per Share	Weighted Average Exercise Price
Outstanding at January 1, 2024	7,500	$23.21	$23.21
Options granted	—	—	—
Options exercised	(7,500)	$23.21	$23.21
Options forfeited	—	—	—
Outstanding at December 31, 2024	—	$0.00	$—
Options granted	—	—	—
Options exercised	—	—	—
Options forfeited	—	—	—
Outstanding at December 31, 2025	—	$—	$—
The Company did not modify any options grants during the three-year period ended December 31, 2025.
The following table shows the total intrinsic value of options exercised, the total fair value of options vested, total compensation costs for options recognized in income, total tax benefit and excess tax benefits recognized in income related to compensation costs for options during the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Intrinsic value of options exercised	$—	$153	$134
Fair value of options that vested	—	—	—
Total compensation costs for options recognized in expense	—	—	—
Total tax benefit recognized in income related to compensation costs for options	—	42	40
Excess tax benefit recognized in income	—	—	—
There were no stock options granted during 2025, 2024 and 2023, respectively.
Restricted stock unit activity is summarized in the following table for the dates indicated:

	Service Condition Vesting RSUs		Market Plus Service Condition Vesting RSUs
	Number of RSUs	Weighted Average Fair Value on Date of Grant	Number of RSUs	Weighted Average Fair Value on Date of Grant
Outstanding at January 1, 2025	152,572		144,715
RSUs granted	81,060	$37.68	49,692	$28.62
Additional market plus service condition RSUs vested	—		—
RSUs added through dividend credits	4,598		—
RSUs released through vesting	(85,204)		(31,788)
RSUs forfeited/expired	(11,937)		(17,134)
Outstanding at December 31, 2025	141,089		145,485

The Company uses a Monte Carlo simulation model to determine the grant-date fair value of awards with market plus service conditions (PSU). The weighted average fair value and assumptions used to value the PSU awards granted with market-based performance conditions are as follows:
88 TriCo Bancshares 2025 10-K

	December 31,
	2025	2024
Performance share fair value	$28.62	$20.86
Risk-free interest rate	3.91%	4.32%
Expected volatility	33.75%	32.06%
Expected life (years)	3	3
Expected dividend yield	3.31%	3.99%
The 141,089 of service condition vesting RSUs outstanding as of December 31, 2025 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. Additional RSUs credited through dividends are subject to the same vesting requirements as the original grant. The Company expects to recognize $3.0 million of pre-tax compensation costs related to these service condition vesting RSUs between December 31, 2025 and their vesting dates. The Company did not modify any service condition vesting RSUs during 2025 or 2024.
The Company expects to recognize $1.5 million of pre-tax compensation costs related to the market plus service condition RSUs between December 31, 2025 and their vesting dates. As of December 31, 2025, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 218,228 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during 2025 or 2024.
The following table shows the compensation costs and excess tax benefits for RSUs recognized in income for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Total compensation costs recognized in income
Service condition vesting RSUs	$3,375	$3,224	$2,806
Market plus service condition vesting RSUs	1,382	1,442	1,319
Excess tax benefit recognized in income
Service condition vesting RSUs	$1,032	$964	$924
Market plus service condition vesting RSUs	478	427	594
Note 18 – Non-interest Income and Expense
The components of other non-interest income were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
ATM and interchange fees	$25,541	$25,319	$26,459
Service charges on deposit accounts	20,967	19,451	17,595
Other service fees	5,761	5,301	4,732
Mortgage banking service fees	1,736	1,739	1,808
Change in value of mortgage loan servicing rights	(560)	(480)	(506)
Total service charges and fees	53,445	51,330	50,088
Asset management and commission income	7,025	5,573	4,517
Increase in cash value of life insurance	3,395	3,257	3,150
Gain on sale of loans	1,606	1,532	1,166
Lease brokerage income	224	455	441
Sale of customer checks	1,300	1,216	1,383
(Loss) gain on sale of investment securities	(3,247)	(43)	(284)
(Loss) gain on marketable equity securities	84	126	36
Other	4,506	961	903
Total other noninterest income	14,893	13,077	11,312
Total noninterest income	$68,338	$64,407	$61,400
89 TriCo Bancshares 2025 10-K

Mortgage banking servicing fee income (expense), net of change in value of mortgage loan servicing rights, totaling $1.2 million, $1.3 million, and $1.3 million were recorded within service charges and fees for the years ended December 31, 2025, 2024, and 2023, respectively.
The components of noninterest expense were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Base salaries, net of deferred loan origination costs	$101,546	$96,862	$94,564
Incentive compensation	20,614	16,897	15,557
Benefits and other compensation costs	27,611	26,822	25,674
Total salaries and benefits expense	149,771	140,581	135,795
Occupancy	17,180	16,411	16,135
Data processing and software	20,218	20,952	18,933
Equipment	5,159	5,424	5,644
Intangible amortization	1,961	4,120	6,118
Advertising	3,433	3,851	3,531
ATM and POS network charges	7,586	7,151	7,080
Professional fees	6,402	6,794	7,358
Telecommunications	1,980	2,053	2,547
Regulatory assessments and insurance	5,181	4,951	5,276
Postage	1,440	1,329	1,236
Operational losses	1,651	1,681	2,444
Courier service	2,184	2,119	1,851
(Gain) loss on sale or acquisition of foreclosed assets	254	(73)	(133)
(Gain) loss on disposal of fixed assets	117	19	23
Other miscellaneous expense	16,442	16,742	19,344
Total other noninterest expense	91,188	93,524	97,387
Total noninterest expense	$240,959	$234,105	$233,182
Note 19 – Income Taxes
The components of consolidated income tax expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax expense
Federal	$23,353	$23,128	$26,133
State	18,703	17,754	19,781
	$42,056	40,882	45,914
Deferred tax expense
Federal	1,095	512	(1,330)
State	1,450	(1,158)	(1,069)
	2,545	(646)	(2,399)
Total tax expense	$44,601	$40,236	$43,515
A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of revenue and expense for financial and tax reporting purposes. The net change during the year in the deferred tax asset or liability results in a deferred tax expense or benefit.

90 TriCo Bancshares 2025 10-K

The Company recognized, as components of tax expense, tax credits and other tax benefits, and amortization expense relating to our investments in Qualified Affordable Housing Projects as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Tax credits and other tax benefits – decrease in tax expense	$(13,139)	$(11,650)	$(10,857)
Amortization – increase in tax expense	$13,000	$10,762	$9,092
The carrying value of Low Income Housing Tax Credit Funds was $122.8 million and $109.1 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company has committed to make additional capital contributions to the Low Income Housing Tax Credit Funds in the amount of $59.0 million, and these contributions are expected to be made over the next several years.
The provisions for income taxes applicable to income before taxes for the years ended December 31, 2025, 2024 and 2023 differ from amounts computed by applying the statutory Federal income tax rates to income before taxes. The effective tax rate and the statutory federal income tax rate are reconciled as follows:

	Year Ended December 31,
(in thousands)	2025		2024	2023
Federal statutory income tax rate	$34,893	21.0%	21.0%	21.0%
California income taxes, net of federal tax benefit	11,131	6.6	7.9	7.9
Nontaxable and nondeductible items, net
Tax-exempt interest on municipal obligations	(978)	(0.6)	(0.5)	(0.7)
Tax-exempt life insurance related income	(969)	(0.6)	(0.4)	(0.4)
Equity compensation	659	0.4	0.1	0.3
Tax credits
Low income housing tax credits	(14,401)	(8.7)	(7.9)	(6.6)
Other reconciling items
Low income housing tax credit amortization	13,001	7.8	6.9	5.6
Other	1,265	0.9	(1.2)	(0.1)
Provision for income taxes	$44,601	26.8%	25.9%	27.0%
91 TriCo Bancshares 2025 10-K

The temporary differences, tax effected, which give rise to the Company’s net deferred tax asset recorded in other assets are as follows for the years indicated (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Allowance for losses and reserve for unfunded commitments	$39,470	$38,837
Deferred compensation	1,455	1,471
Other accrued expenses	2,680	3,881
Additional unfunded status of the supplemental retirement plans	14,941	15,062
Operating lease liability	8,064	7,520
State taxes	2,983	2,814
Share based compensation	1,263	1,200
Nonaccrual interest	2,108	1,477
Acquisition cost basis	7,013	10,477
Unrealized loss on securities	44,783	69,075
Tax credits	776	852
Net operating loss carryforwards	323	1,097
Other	65	136
Total deferred tax assets	125,924	153,899
Deferred tax liabilities:
Securities income	(777)	(777)
Depreciation	(7,883)	(7,696)
Right of use asset	(7,540)	(6,956)
Funded pension liability	(4,768)	(4,755)
Securities accretion	(2,239)	(2,957)
Mortgage servicing rights valuation	(1,958)	(1,953)
Core deposit intangible	(1,111)	(1,647)
Junior subordinated debt	—	(1,036)
Prepaid expenses and other	(1,744)	(1,368)
Total deferred tax liability	(28,020)	(29,145)
Net deferred tax asset	$97,904	$124,754
As part of the merger with FNB Bancorp in 2018 and North Valley Bancorp in 2014, TriCo acquired federal and state net operating loss carryforwards, capital loss carryforwards, and tax credit carryforwards. These tax attribute carryforwards will be subject to provisions of the tax law that limit the use of such losses and credits generated by a company prior to the date certain ownership changes occur. There were no federal and $4.2 million California net operating loss carryforwards subject to these limitations as of December 31, 2025. The amount of the Company’s tax credits that would be subject to these limitations as of December 31, 2025 are $0.3 million and $0.6 million for federal and California, respectively. Due to the limitation, a significant portion of the state tax credits will expire regardless of whether the Company generates future taxable income. As such, the Company has recorded the future benefit of these tax credits on the books at the value which is more likely than not to be realized. These tax loss and tax credit carryforwards expire at various dates through 2033.
The Company believes that a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, including the tax attribute carryforwards acquired as part of past mergers.
Disclosure of unrecognized tax benefits at December 31, 2025 and 2024 were not considered significant for disclosure purposes. Management does not expect the unrecognized tax benefit will materially change in the next 12 months. During the years ended December 31, 2025 and 2024 the Company did not recognize any significant amounts related to interest and penalties associated with taxes. The Company files income tax returns in the U.S. federal jurisdiction, and California. With few exceptions, the Company is no longer subject to U.S. federal and state/local income tax examinations by tax authorities for years before 2022 and 2021, respectively.
92 TriCo Bancshares 2025 10-K

Cash paid for income taxes, net of refunds, were as follows:

Year ended December 31,
(in thousands)	2025
US federal	$15,600
California state and local	12,067
Total cash paid for income taxes, net of refunds	$27,667
Note 20 – Earnings per Share
Earnings per share have been computed based on the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income	$121,558	$114,868	$117,390
Average number of common shares outstanding	32,673	33,088	33,261
Effect of dilutive stock options and restricted stock	182	142	94
Average number of common shares outstanding used to calculate diluted earnings per share	32,855	33,230	33,355
Equity awards excluded from diluted earnings per share because their effect was antidilutive	—	—	—
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

	Year Ended December 31,
(in thousands)	2025	2024	2023
Unrealized holding gains (losses) on available for sale securities before reclassifications	$78,920	$(4,772)	$58,444
Amounts reclassified out of accumulated other comprehensive loss:
Realized loss on debt securities	3,247	2,945	284
Total amounts reclassified out of accumulated other comprehensive loss	3,247	2,945	284
Unrealized holding gains (losses) on available for sale securities after reclassifications	82,167	(1,827)	58,728
Tax effect	(24,291)	541	(17,363)
Unrealized holding gains (losses) on available for sale securities, net of tax	57,876	(1,286)	41,365
Change in unfunded status of the supplemental retirement plans before reclassifications	701	3,017	81
Amounts reclassified out of accumulated other comprehensive loss:
Amortization of prior service cost	—	—	—
Amortization of actuarial losses	(657)	(459)	(455)
Total amounts reclassified out of accumulated other comprehensive loss	(657)	(459)	(455)
Change in unfunded status of the supplemental retirement plans after reclassifications	44	2,558	(374)
Tax effect	(13)	(757)	111
Change in unfunded status of the supplemental retirement plans, net of tax	31	1,801	(263)
Change in joint beneficiary agreement liability before reclassifications	(50)	192	(366)
Tax effect	—	—	—
Change in unfunded status of the supplemental retirement plans, net of tax	(50)	192	(366)
Total other comprehensive income (loss)	$57,857	$707	$40,736
93 TriCo Bancshares 2025 10-K

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Net unrealized loss on available for sale securities	$(151,481)	$(233,648)
Tax effect	44,783	69,075
Unrealized holding loss on available for sale securities, net of tax	(106,698)	(164,573)
Unfunded status of the supplemental retirement plans	16,129	16,085
Tax effect	(4,768)	(4,756)
Unfunded status of the supplemental retirement plans, net of tax	11,361	11,329
Joint beneficiary agreement liability, net of tax	732	782
Accumulated other comprehensive loss	$(94,605)	$(152,462)

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

	Year Ended December 31,
(in thousands)	2025	2024	2023
401(k) Plan benefits expense	$1,515	$1,705	$1,767
401(k) Plan contributions made by the Company	$1,548	$1,752	$1,524
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

	Year Ended December 31,
(in thousands)	2025	2024	2023
ESOP benefits expense	$3,136	$3,514	$3,075
ESOP contributions made by the Company	$2,661	$3,640	$2,977
Deferred Compensation Plans
The Company has deferred compensation plans for certain directors and key executives, which allow certain directors and key executives designated by the Board of Directors of the Company to defer a portion of their compensation. The Company has purchased insurance on the lives of certain of the participants and intends to hold these policies until death as a cost recovery of the Company’s deferred compensation obligations of $4.9 million and $5.0 million at December 31, 2025 and 2024, respectively. Earnings credits on deferred balances included in non-interest expense are included in the following table:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Deferred compensation earnings credits included in non-interest expense	$227	$212	$210
Supplemental Retirement Plans
The Company has supplemental retirement plans for certain directors and key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to hold these policies until death as a cost recovery of the Company’s retirement obligations. The cash values of the insurance policies purchased to fund the deferred compensation obligations and the supplemental retirement obligations were $137.3 million and $140.1 million at December 31, 2025 and 2024, respectively.
94 TriCo Bancshares 2025 10-K

The Company recorded, in other liabilities, the additional funded status of the supplemental retirement plans of $16.1 million and $16.1 million related to the supplemental retirement plans as of December 31, 2025 and 2024, respectively. These amounts represent the amount by which the projected benefit obligations for these retirement plans exceeded the fair value of plan assets plus amounts previously accrued related to the plans. The projected benefit obligation is recorded in other liabilities.
At December 31, 2025 and 2024, the additional funded status of the supplemental retirement plans of $16.1 million and $16.1 million were offset by a reduction of shareholders’ equity accumulated other comprehensive gain of $11.4 million and $11.3 million, respectively, representing the after-tax impact of the additional funded status of the supplemental retirement plans, and the related deferred tax liability of $4.8 million and $4.8 million, respectively. Amounts recognized as a component of accumulated other comprehensive income (loss) as of year-end that have not been recognized as a component of the combined net period benefit cost of the Company’s defined benefit pension plans are presented in the following table. The Company expects to recognize approximately $0.7 million of the net actuarial loss reported in the following table as of December 31, 2025 as a component of net periodic benefit cost during 2026.

	December 31,
(in thousands)	2025	2024
Transition obligation	$—	$—
Prior service cost	—	—
Net actuarial (gain) loss	(16,129)	(16,085)
Amount included in accumulated other comprehensive income (loss)	(16,129)	(16,085)
Deferred tax liability (benefit)	4,768	4,756
Amount included in accumulated other comprehensive income (loss), net of tax	$(11,361)	$(11,329)
Information pertaining to the activity in the supplemental retirement plans, using a measurement date of December 31, is as follows:

	December 31,
(in thousands)	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$(34,863)	$(38,645)
Acquisition of obligations	—	—
Service cost	(109)	(114)
Interest cost	(1,852)	(1,830)
Actuarial (loss) gain	701	3,017
Plan amendments	—	—
Benefits paid	1,715	2,709
Benefit obligation at end of year	$(34,408)	$(34,863)
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Fair value of plan assets at end of year	$—	$—
Funded status	$(34,408)	$(34,863)
Unrecognized net obligation existing at January 1, 1986	—	—
Unrecognized net actuarial (loss) gain	(16,129)	(16,085)
Unrecognized prior service cost	—	—
Accumulated other comprehensive loss	16,129	16,085
Accrued benefit cost	$(34,408)	$(34,863)
Accumulated benefit obligation	$(34,408)	$(34,863)
95 TriCo Bancshares 2025 10-K

The following table sets forth the net periodic benefit cost recognized for the supplemental retirement plans:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net pension cost included the following components:
Service cost-benefits earned during the period	$109	$114	$138
Interest cost on projected benefit obligation	1,852	1,830	2,016
Amortization of net obligation at transition	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial loss (gain)	(45)	16	10
Amortization of loss (gain)	(612)	(475)	(466)
Recognition of pension service cost to due amendment	—	—	—
Net periodic pension cost	$1,304	$1,485	$1,698
The following table sets forth assumptions used in accounting for the plans:

	Year Ended December 31,
	2025	2024	2023
Discount rate used to calculate benefit obligation	5.40%	5.59%	5.01%
Discount rate used to calculate net periodic pension cost	5.59%	5.01%	5.23%
Average annual increase in executive compensation	—%	—%	—%
Average annual increase in director compensation	—%	—%	—%
The following table sets forth the expected benefit payments to participants and estimated contributions to be made by the Company under the supplemental retirement plans for the years indicated:

(in thousands)	Expected Benefit Payments to Participants	Estimated Company Contributions
2026	$1,753	$1,753
2027	2,796	2,796
2028	2,795	2,795
2029	2,768	2,768
2030	2,766	2,766
2031-2035	14,340	14,340
Total	$27,218	$27,218

Note 23 – Related Party Transactions
In the ordinary course of business, the Bank has made loans to certain of its directors and executive officers (and their associated and affiliated companies). All such loans have been made in accordance with regulatory requirements.
The following table summarizes the activity in these loans for the periods indicated:

(in thousands)
Balance January 1, 2024	$1,533
Advances/new loans	1,257
Removed/payments	(335)
Balance December 31, 2024	2,455
Advances/new loans	30
Removed/payments	(852)
Balance December 31, 2025	$1,633
Deposits of directors, officers and other related parties to the Bank totaled $35.0 million and $33.1 million at December 31, 2025 and 2024, respectively.
96 TriCo Bancshares 2025 10-K

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
97 TriCo Bancshares 2025 10-K

The tables below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at December 31, 2025	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,692	$2,692	$—	$—
Debt securities available for sale:
Obligations of U.S. government agencies	1,064,028	—	1,064,028	—
Obligations of states and political subdivisions	220,686	—	220,686	—
Corporate bonds	4,958	—	4,958	—
Asset backed securities	269,520	—	269,520	—
Non-agency collateralized mortgage obligations	172,739	—	172,739	—
Loans held for sale	2,695	—	2,695	—
Mortgage servicing rights	6,640	—	—	6,640
Total assets measured at fair value	$1,743,958	$2,692	$1,734,626	$6,640

Fair value at December 31, 2024	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,609	$2,609	$—	$—
Debt securities available for sale:
Obligations of U.S. government agencies	1,094,185	—	1,094,185	—
Obligations of states and political subdivisions	220,744	—	220,744	—
Corporate bonds	5,837	—	5,837	—
Asset backed securities	314,263	—	314,263	—
Non-agency collateralized mortgage obligation	269,856	—	269,856	—
Loans held for sale	709	—	709	—
Mortgage servicing rights	6,626	—	—	6,626
Total assets measured at fair value	$1,914,829	$2,609	$1,905,594	$6,626
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during 2025 or 2024.
The following table provides a reconciliation of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) on a recurring basis during the years ended December 31, 2025, 2024, and 2023. Had there been any transfer into or out of Level 3 during 2025, 2024, or 2023, the amount included in the “Transfers into (out of) Level 3” column would represent the beginning balance of an item in the period (interim quarter) during which it was transferred (in thousands):

Year ended December 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2025: Mortgage servicing rights	$6,626	—	$(560)	$574	$6,640
2024: Mortgage servicing rights	$6,606	—	$(480)	$500	$6,626
2023: Mortgage servicing rights	$6,712	—	$(506)	$400	$6,606
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
98 TriCo Bancshares 2025 10-K

The following table present quantitative information about recurring Level 3 fair value measurements at December 31, 2025 and 2024:

December 31, 2025	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,640	Discounted cash flow	Constant prepayment rate	6%-12%, 7%
			Discount rate	10%-14%, 12%
December 31, 2024
Mortgage Servicing Rights	$6,626	Discounted cash flow	Constant prepayment rate	6%-11%, 7%
			Discount rate	10%-14%, 12%
The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis for which a change in fair value was recorded, as of the dates indicated.

December 31, 2025	Total	Level 1	Level 2	Level 3
Fair value:
Individually evaluated loans	$7,545	—	—	$7,545
Real estate owned	3,562	—	—	3,562
Total assets measured at fair value	$11,107	—	—	$11,107

December 31, 2024	Total	Level 1	Level 2	Level 3
Fair value:
Individually evaluated loans	$8,770	—	—	$8,770
Real estate owned	709	—	—	709
Total assets measured at fair value	$9,479	—	—	$9,479
The tables below present the net losses resulting from non-recurring fair value adjustments of assets and liabilities for the periods indicated, regardless of whether the asset is still being held at fair value at period end (in thousands):

	December 31,
	2025	2024
Individually evaluated loans	$9,710	$4,575
Real estate owned	3	19
Total losses from non-recurring measurements	$9,713	$4,594
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
99 TriCo Bancshares 2025 10-K

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
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2025 and 2024:

December 31, 2025	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$7,545	Sales comparison approach; Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful; N/A
Real estate owned (Farmland)	$2,928	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful; N/A
Real estate owned (SFR)	$634	Sales comparison approach; Income approach	Adjustment for differences between comparable sales	Not meaningful; N/A

December 31, 2024	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Individually evaluated loans	$8,770	Sales comparison approach; Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful; N/A
Real estate owned (Residential)	$709	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful; N/A

The estimated fair values of financial instruments that are reported at amortized cost in the Corporation’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$92,914	$92,914	$85,409	$85,409
Cash at Federal Reserve and other banks	64,100	64,100	59,547	59,547
Level 2 inputs:
Securities held to maturity	90,544	86,987	111,866	104,349
Level 3 inputs:
Loans, net	6,985,325	6,803,008	6,643,157	6,293,727
Financial liabilities:
Level 2 inputs:
Demand, money market and savings deposits	7,153,859	7,153,859	6,965,091	6,965,091
Time deposits	1,110,042	1,109,820	1,122,485	1,122,148
Other borrowings	11,713	11,713	89,610	89,780
Level 3 inputs:
Junior subordinated debt	41,238	40,673	101,191	103,630

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
100 TriCo Bancshares 2025 10-K

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

Note 25 – TriCo Bancshares Condensed Financial Statements (Parent Only)
Condensed Balance Sheets

	December 31, 2025	December 31, 2024
	(In thousands)
Assets
Cash and cash equivalents	$6,352	$12,518
Investment in Tri Counties Bank	1,362,148	1,308,545
Other assets	1,336	1,888
Total assets	$1,369,836	$1,322,951
Liabilities and shareholders’ equity
Other liabilities	$597	$853
Junior subordinated debt	41,238	101,191
Total liabilities	41,835	102,044
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized; zero issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Common stock, no par value: 50,000,000 shares authorized; issued and outstanding: 32,334,974 and 32,970,425 at December 31, 2025 and 2024, respectively	682,362	693,462
Retained earnings	740,244	679,907
Accumulated other comprehensive loss, net	(94,605)	(152,462)
Total shareholders’ equity	1,328,001	1,220,907
Total liabilities and shareholders’ equity	$1,369,836	$1,322,951
101 TriCo Bancshares 2025 10-K

Condensed Statements of Income

	Year Ended December 31,
	2025	2024	2023
		(In thousands)
Net interest expense	$(5,359)	$(7,372)	$(6,878)
Gain on extinguishment of subordinated debt	2,504	—	—
Administration expense	(1,171)	(1,096)	(1,096)
Loss before equity in net income of Tri Counties Bank	(4,026)	(8,468)	(7,974)
Equity in net income of Tri Counties Bank:
Distributed	133,406	71,152	52,805
(Excess distributions) undistributed	(9,012)	49,681	70,202
Income tax benefit	1,190	2,503	2,357
Net income	$121,558	$114,868	$117,390
Condensed Statements of Comprehensive Income

	Year Ended December 31,
	2025	2024	2023
		(In thousands)
Net income	$121,558	$114,868	$117,390
Other comprehensive income (loss), net of tax:
Increase (decrease) in unrealized gains on available for sale securities arising during the period	57,876	(1,286)	41,365
Change in minimum pension liability	31	1,801	(263)
Change in joint beneficiary agreement liability	(50)	192	(366)
Other comprehensive income	57,857	707	40,736
Comprehensive income	$179,415	$115,575	$158,126
Condensed Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
		(In thousands)
Operating activities:
Net income	$121,558	$114,868	$117,390
Adjustments to reconcile net income to net cash provided by operating activities:
Excess distributed (undistributed) equity in earnings of Tri Counties Bank	9,012	(49,681)	(70,202)
Equity compensation vesting expense	4,757	4,666	4,125
Gain on extinguishment of subordinated debt	(2,504)	—	—
Net change in other assets and liabilities	(1,958)	(4,675)	(3,959)
Net cash provided by operating activities	130,865	65,178	47,354

Financing activities:
Repayment of junior subordinated debt	(59,953)	—	—
Exercise of stock options	—	174	156
Repurchase of common stock	(32,047)	(15,544)	(9,240)
Dividends paid	(45,031)	(43,646)	(39,901)
Net cash used for financing activities	(137,031)	(59,016)	(48,985)
Net change in cash and cash equivalents	(6,166)	6,162	(1,631)
Cash and cash equivalents at beginning of year	12,518	6,356	7,987
Cash and cash equivalents at end of year	$6,352	$12,518	$6,356
102 TriCo Bancshares 2025 10-K

Note 26 – Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. These capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require that minimum amounts and ratios of total, Tier 1, and common equity Tier 1capital to risk-weighted assets, and of Tier 1 capital to average assets be maintained. Under applicable capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%, a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. In addition, the Company and the Bank are also required to maintain a capital conservation buffer consisting of common equity Tier 1 capital above 2.5% of minimum risk based capital ratios to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The additional 2.5% buffer, where applicable, is included in the minimum ratios set forth in the table below. Management believes as of December 31, 2025 and 2024, the Company and Bank meet all capital adequacy requirements to which they are subject.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized Under Prompt Corrective Action Regulations
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
Total Capital (to Risk Weighted Assets):
Consolidated	$1,256,506	15.05%	$876,852	10.50%	N/A	N/A
Tri Counties Bank	$1,250,620	14.98%	$876,708	10.50%	$834,960	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,151,744	13.79%	$709,832	8.50%	N/A	N/A
Tri Counties Bank	$1,145,890	13.72%	$709,716	8.50%	$667,968	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,111,744	13.31%	$584,568	7.00%	N/A	N/A
Tri Counties Bank	$1,145,890	13.72%	$584,472	7.00%	$542,724	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,151,744	11.84%	$389,131	4.00%	N/A	N/A
Tri Counties Bank	$1,145,890	11.78%	$388,982	4.00%	$486,227	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized Under Prompt Corrective Action Regulations
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
Total Capital (to Risk Weighted Assets):
Consolidated	$1,258,218	15.71%	$840,943	10.50%	N/A	N/A
Tri Counties Bank	$1,248,802	15.60%	$840,740	10.50%	$800,704	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,118,292	13.96%	$680,763	8.50%	N/A	N/A
Tri Counties Bank	$1,148,328	14.34%	$680,599	8.50%	$640,563	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,060,690	13.24%	$560,628	7.00%	N/A	N/A
Tri Counties Bank	$1,148,328	14.34%	$560,493	7.00%	$520,458	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,118,292	11.70%	$382,214	4.00%	N/A	N/A
Tri Counties Bank	$1,148,328	12.02%	$382,096	4.00%	$477,620	5.00%
103 TriCo Bancshares 2025 10-K

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

Accounting policies for segments are the same as those described in Note 1. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the chief operating decision maker follows, inclusive of reconciliations of the banking segment totals to the financial statements:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Interest income	$470,572	$466,638	$438,354

Reconciliation of revenue:
Other revenues	68,338	64,407	61,400
Total consolidated revenues	538,910	531,045	499,754

Less:
Interest expense	119,729	135,204	81,677
Segment net interest income and noninterest income	419,181	395,841	418,077
Less:
Provision for credit losses	12,063	6,632	23,990
Salaries and benefits expense	149,771	140,581	135,795
Other banking segment items	91,188	93,524	97,387
Provision for income taxes	44,601	40,236	43,515
Segment net income/consolidated net income	$121,558	$114,868	$117,390

Reconciliation of assets:
Total assets for reportable segment	$9,822,063	$9,673,728	$9,910,089
Other assets	—	—	—
Total consolidated assets	$9,822,063	$9,673,728	$9,910,089
104 TriCo Bancshares 2025 10-K

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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in the 2013 Internal Control – Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f), as of December 31, 2025.
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
In addition to management’s assessment, Baker Tilly US, LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2025, and the Company’s effectiveness of internal control over financial reporting as of December 31, 2025, dated March 2, 2026, as stated in its report, which is included herein.

/s/ Richard P. Smith
Richard P. Smith President and Chief Executive Officer

/s/ Peter G. Wiese
Peter G. Wiese Executive Vice President and Chief Financial Officer

March 2, 2026

105 TriCo Bancshares 2025 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
TriCo Bancshares

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TriCo Bancshares (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

106 TriCo Bancshares 2025 10-K

Allowance for Credit Losses - Loans

Critical Audit Matter Description

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses for loans was $125.8 million as of December 31, 2025. The allowance for credit losses for loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The Company’s allowance for credit losses for loans consists of two primary components: (1) the determination of the allowance for credit losses for loans that are individually identified and analyzed and (2) establishment of an allowance for credit losses for loans collectively analyzed. The collectively analyzed component is based on historical credit loss experience for financial institutions nationwide, paired with relevant forecasts of macroeconomic conditions.

We identified the forecasted macroeconomic conditions utilized by the Company’s management in the estimate of the allowance for credit losses for loans as a critical audit matter. The principal consideration for our determination of this component of the allowance for credit losses for loans, as a critical audit matter is the significant judgment required by management in the application of the forecasted macroeconomic conditions. Auditing management’s judgments regarding the forecasted macroeconomic conditions applied to the allowance for credit losses for loans involved significant audit effort, as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls related to the Company’s calculation of the allowance for credit losses on loans, including controls related to the evaluation of the forecasted macroeconomic conditions and underlying loan data used. Our audit procedures related to the Company’s allowance for credit losses on loans included the following, among others:

•Evaluating the reasonableness and appropriateness of the forecasted macroeconomic conditions used in the calculation by obtaining management’s analysis and supporting documentation and testing whether the forecasted macroeconomic conditions used in the calculation of the allowance for credit losses for loans are supported by the analysis provided by management

•Testing the completeness and accuracy of data used in the calculation of the allowance for credit losses for loans

/s/ Baker Tilly US, LLP

San Francisco, California
March 2, 2026

We have served as the Company’s auditor since 2018.
107 TriCo Bancshares 2025 10-K

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2025, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.
(b) Management’s Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm
Management’s report on internal control over financial reporting is set forth on page 106 of this report and is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Baker Tilly US, LLP, an independent registered public accounting firm, as stated in its report, which is set forth on pages 107 - 108 of this report and is incorporated herein by reference.
(c) Changes in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
All information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2025 was so disclosed.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None
108 TriCo Bancshares 2025 10-K

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2026 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
Equity Compensation Plans
The following table shows shares reserved for issuance for outstanding options, stock appreciation rights and warrants granted under our equity compensation plans as of December 31, 2025. All of our equity compensation plans have been approved by shareholders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under future equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by shareholders	—	$—	—
Equity compensation plans approved by shareholders	126,373	$35.02	1,073,627
Total	126,373	$35.02	1,073,627
The information required by this Item 11 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2026 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2026 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2026 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 shall either be incorporated herein by reference from the Company’s Proxy Statement for the 2026 annual meeting of shareholders, which will be filed with the Commission pursuant to Regulation 14A or included in an amendment to this Form 10-K.
109 TriCo Bancshares 2025 10-K

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
3. Exhibits.
The exhibit list required by this item is incorporated by reference to the Exhibit Index filed with this report.
(b)Exhibits filed:

Exhibit No.	Exhibit
2.1	Reserved
2.2	Agreement and Plan of Reorganization dated as of December 11, 2017, by and between TriCo Bancshares and FNB Bancorp (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed on December 11, 2017).
2.3
Agreement and Plan of Merger and Reorganization dated as of July 27, 2021, by and between TriCo Bancshares and Valley Republic Bancorp (incorporated by reference to Exhibit 2.1 to TriCo’s Current Report on Form 8-K filed on July 27, 2021).

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed on March 17, 2009).
3.2	Amended and Restated Bylaws of TriCo (incorporated by reference to Exhibit 3.1 to TriCo’s Current Report on Form 8-K filed May 23, 2023).
4.1	Instruments defining the rights of holders of the long-term debt securities of the TriCo and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. TriCo hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
4.2	TriCo Bancshares securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 of TriCo’s Annual Report on Form 10- K for the year ended December 31, 2023).
10.1*	Form of Change of Control Agreement among TriCo, Tri Counties Bank and each of Dan Bailey, Craig Carney, Peter Wiese, Greg Gehlmann and other executives (incorporated by reference to Exhibit 10.2 to TriCo’s Current Report on Form 8-K filed on April 14, 2021).
10.2*
Amended and Restated Employment Agreement between TriCo, Tri Counties Savings Bank and Richard Smith dated as of April 12, 2021 (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed April 13, 2021).

10.3*	Tri Counties Bank Executive Deferred Compensation Plan restated April 1, 1992, and January 1, 2005 (incorporated by reference to Exhibit 10.9 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.4*	Tri Counties Bank Deferred Compensation Plan for Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.5*	2005 Tri Counties Bank Deferred Compensation Plan for Executives and Directors effective January 1, 2005 (incorporated by reference to Exhibit 10.11 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.6	Reserved
10.7*	Tri Counties Bank Supplemental Retirement Plan for Directors dated September 1, 1987, as restated January 1, 2001, and amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.12 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.8*	2004 TriCo Bancshares Supplemental Retirement Plan for Directors effective January 1, 2004 (incorporated by reference to Exhibit 10.13 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.9*	Tri Counties Bank Supplemental Executive Retirement Plan effective September 1, 1987, as amended and restated January 1, 2004 (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.10*	2004 TriCo Bancshares Supplemental Executive Retirement Plan effective January 1, 2004 (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.11*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Craig Carney and Richard Smith (incorporated by reference to Exhibit 10.14 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.12*	Form of Joint Beneficiary Agreement effective March 31, 2003 between Tri Counties Bank and each of Don Amaral, Craig Compton, John Hasbrook, and Michael Koehnen (incorporated by reference to Exhibit 10.15 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
110 TriCo Bancshares 2025 10-K

10.13*	Form of Tri Counties Bank Executive Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and Craig Carney (incorporated by reference to Exhibit 10.16 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.14*	Form of Tri Counties Bank Director Long Term Care Agreement effective June 10, 2003 between Tri Counties Bank and each of John Hasbrook, and Michael Koehnen (incorporated by reference to Exhibit 10.17 to TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.15*	Form of Indemnification Agreement between TriCo and its directors and executive officers (incorporated by reference to Exhibit 10.1 to TriCo’s Current Report on Form 8-K filed September 10, 2013).
10.16*	Form of Indemnification Agreement between Tri Counties Bank and its directors and executive officers. (incorporated by reference to Exhibit 10.2 to TriCo's current report on Form 8-K filed September 10, 2013).
10.17*	TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to TriCo's Annual Report on Form 10-K filed on March 2, 2019).
10.18	Reserved
10.19*	Form of Restricted Stock Unit Agreement and Grant Notice for Employees pursuant to TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 of TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.20*	Form of Performance Award Agreement and Grant Notice for Employees pursuant to TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of TriCo's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.21*	Form of Restricted Stock Unit Agreement and Grant Notice for Executives pursuant to TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 of TriCo's Annual Report on Form 10-K for the year ended December 31, 2023).
10.22*	Form of Performance Award and Grant Notice for Executives pursuant to TriCo's 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 of TriCo's Annual Report on Form 10-K for the year ended December 31, 2023).
10.23*	Amendment to SERP and Participation Agreement - Richard P. Smith (incorporated by reference to Exhibit 10.1 to TriCo's Current Report on Form 8-K filed December 28, 2022).
10.24*	Amendment to SERP and Participation Agreement - Daniel K. Bailey (incorporated by reference to Exhibit 10.2 to TriCo's Current Report on Form 8-K filed December 28, 2022).
10.25*	Amendment to SERP and Participation Agreement - Craig B. Carney (incorporated by reference to Exhibit 10.3 to TriCo's Current Report on Form 8-K filed December 28, 2022).
10.26*	TriCo 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to TriCo's Annual Report on Form 10-K for the year ended December 31, 2024).
10.27*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-Executives pursuant to TriCo’s 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024)
10.28*	Form of Restricted Stock Unit Agreement and Grant Notice for Executives pursuant to TriCo’s 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024)
10.29*	Form of Performance Award Agreement and Grant Notice for Non-Executives pursuant to TriCo’s 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024)
10.30*	Form of Performance Award Agreement and Grant Notice for Executives pursuant to TriCo’s 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of TriCo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024)
10.31*	Form of Restricted Stock Unit Agreement and Grant Notice for Non-employee Directors pursuant to TriCo's 2024 Equity Incentive Plan [filed herewith]
10.32*	Form of Restricted Stock Unit Agreement and Grant Notice for Employees pursuant to TriCo's 2024 Equity Incentive Plan [filed herewith]
10.33*	Form of Performance Award Agreement and Grant Notice for Employees pursuant to TriCo's 2024 Equity Incentive Plan [filed herewith]
10.34*	Form of Restricted Stock Unit Agreement and Grant Notice for Executives pursuant to TriCo's 2024 Equity Incentive Plan [filed herewith]
10.35*	Form of Performance Award and Grant Notice for Executives pursuant to TriCo's 2024 Equity Incentive Plan [filed herewith]
10.36*	TriCo Bancshares Key Management Change in Control Severance Plan [filed herewith]
10.37*	Form of Participation Agreement for TriCo Bancshares Key Management Change in Control Severance Plan [filed herewith]
19	TriCo Insider Trading Policy [filed herewith]
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of TriCo’s Annual Report on Form 10- K for the year ended December 31, 2023).
23.1	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm [filed herewith]
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO**
111 TriCo Bancshares 2025 10-K

32.2	Section 1350 Certification of CFO**
97.1	TriCo Compensation Clawback Policy (incorporated by reference exhibit 97.1 of TriCo's Annual Report on Form 10-K for the year ended December 31, 2023).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
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
112 TriCo Bancshares 2025 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2026		TRICO BANCSHARES

	By:	/s/ Richard P. Smith
Richard P. Smith, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 2, 2026	/s/ Richard P. Smith
Richard P. Smith, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 2, 2026	/s/ Peter G. Wiese
Peter G. Wiese, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 2, 2026	/s/ Kirsten E. Garen
Kirsten E. Garen, Director

Date: March 2, 2026	/s/ Cory W. Giese
Cory W. Giese, Independent Lead Director

Date: March 2, 2026	/s/ John S.A. Hasbrook
John S.A. Hasbrook, Director

Date: March 2, 2026	/s/ Margaret L. Kane
Margaret L. Kane, Director

Date: March 2, 2026	/s/ Michael W. Koehnen
Michael W. Koehnen, Director

Date: March 2, 2026	/s/ Anthony L. Leggio
Anthony L. Leggio, Director

Date: March 2, 2026	/s/ Martin A. Mariani
Martin A. Mariani, Director

Date: March 2, 2026	/s/ Thomas C. McGraw
Thomas C. McGraw, Director

Date: March 2, 2026	/s/ Kimberley H. Vogel
Kimberley H. Vogel, Director

Date: March 2, 2026	/s/ Jon Y. Nakamura
Jon Y. Nakamura, Director

113 TriCo Bancshares 2025 10-K