Form 10-Q
period 2026-03-31
TRICO BANCSHARES /
filed 2026-05-08
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: March 31, 2026

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
Common stock, no par value: 31,910,590 shares outstanding as of May 1, 2026.

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	March 31, 2026	December 31, 2025
Assets:
Cash and due from banks	$102,232	$92,914
Cash at Federal Reserve and other banks	199,073	64,100
Cash and cash equivalents	301,305	157,014
Investment securities:
Marketable equity securities	2,676	2,692
Available for sale debt securities, at fair value (amortized cost of $1,923,549 and $1,883,412)	1,765,472	1,731,931
Held to maturity debt securities, at amortized cost, net of allowance for credit losses of $0	85,740	90,544
Restricted equity securities	17,250	17,250
Loans held for sale	4,186	2,695
Loans	7,068,198	7,111,087
Allowance for credit losses	(127,939)	(125,762)
Total loans, net	6,940,259	6,985,325
Premises and equipment, net	68,944	69,724
Cash value of life insurance	138,070	137,253
Accrued interest receivable	32,661	33,652
Goodwill	304,442	304,442
Other intangible assets, net	4,041	4,471
Operating leases, right-of-use	24,812	25,505
Other assets	258,353	259,565
Total assets	$9,948,211	$9,822,063
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,559,060	$2,594,032
Interest-bearing	5,844,528	5,669,869
Total deposits	8,403,588	8,263,901
Accrued interest payable	7,758	8,795
Operating lease liability	26,525	27,278
Other liabilities	133,621	141,137
Other borrowings	11,455	11,713
Junior subordinated debt	41,238	41,238
Total liabilities	8,624,185	8,494,062
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, no par value: 50,000,000 shares authorized; 31,910,590 and 32,334,974 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	673,507	682,362
Retained earnings	749,769	740,244
Accumulated other comprehensive loss, net of tax	(99,250)	(94,605)
Total shareholders’ equity	1,324,026	1,328,001
Total liabilities and shareholders’ equity	$9,948,211	$9,822,063
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended March 31,
	2026	2025
Interest and dividend income:
Loans, including fees	$100,349	$95,378
Investments:
Taxable securities	13,788	15,373
Tax exempt securities	866	884
Dividends	874	379
Interest bearing cash at Federal Reserve and other banks	1,950	2,063
Total interest and dividend income	117,827	114,077
Interest expense:
Deposits	25,923	28,865
Other borrowings	1	969
Junior subordinated debt	677	1,701
Total interest expense	26,601	31,535
Net interest income	91,226	82,542
Provision for credit losses	3,325	3,728
Net interest income after credit loss provision	87,901	78,814
Non-interest income:
Service charges and fees	13,160	12,678
Gain on sale of loans	397	344
Gain (loss) on sale or call of investment securities	17	(1,146)
Asset management and commission income	2,049	1,488
Increase in cash value of life insurance	816	820
Other	593	1,889
Total non-interest income	17,032	16,073
Non-interest expense:
Salaries and related benefits	36,145	36,855
Other	22,907	22,730
Total non-interest expense	59,052	59,585
Income before provision for income taxes	45,881	35,302
Provision for income taxes	12,196	8,939
Net income	$33,685	$26,363
Per share data:
Basic earnings per share	$1.05	$0.80
Diluted earnings per share	$1.04	$0.80
Dividends per share	$0.36	$0.33
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands; unaudited)

	Three months ended March 31,
	2026	2025
Net income	$33,685	$26,363
Other comprehensive income, net of tax:
Unrealized (losses) gains on available for sale securities arising during the period	(4,645)	22,098
Change in minimum pension liability	—	—
Change in joint beneficiary agreements	—	—
Other comprehensive income	(4,645)	22,098
Comprehensive income	$29,040	$48,461

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2025	32,970,425	$693,462	$679,907	$(152,462)	$1,220,907
Net income			26,363		26,363
Other comprehensive income (loss)				22,098	22,098
RSU vesting		797			797
PSU vesting		342			342
RSUs released	21,839				—
Repurchase of common stock	(99,776)	(2,101)	(2,008)		(4,109)
Dividends paid ($0.33 per share)			(10,879)		(10,879)
Three months ended March 31, 2025	32,892,488	$692,500	$693,383	$(130,364)	$1,255,519

Balance at January 1, 2026	32,334,974	$682,362	$740,244	$(94,605)	$1,328,001
Net income			33,685		33,685
Other comprehensive income (loss)				(4,645)	(4,645)
RSU vesting		690			690
PSU vesting		264			264
RSUs released	40,089				—
Repurchase of common stock	(464,473)	(9,809)	(12,614)		(22,423)
Dividends paid ($0.36 per share)			(11,546)		(11,546)
Three months ended March 31, 2026	31,910,590	$673,507	$749,769	$(99,250)	$1,324,026

Balance at January 1, 2025
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the three months ended March 31,
	2026	2025
Operating activities:
Net income	$33,685	$26,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	1,615	1,550
Amortization of intangible assets	430	514
Provision for credit losses	3,325	3,728
Amortization of investment securities premium, net	234	402
(Loss) gain on sale of investment securities	(17)	1,146
Originations of loans for sale	(16,381)	(15,348)
Proceeds from sale of loans originated for sale	15,165	14,245
Gain on sale of loans	(397)	(344)
Change in fair market value of mortgage servicing rights	232	140
(Gain) loss on sale of foreclosed assets	—	(3)
Operating lease expense payments	(1,669)	(1,509)
(Gain) loss on disposal of fixed assets	(15)	85
Increase in cash value of life insurance	(816)	(820)
Gain on life insurance death benefit	—	(1,207)
(Gain) loss on marketable equity securities	17	(39)
Equity compensation vesting expense	954	1,139
Change in:
Interest receivable	991	2,274
Interest payable	(1,037)	(1,816)
Amortization of operating lease ROUA	1,609	1,452
Other assets and liabilities, net	(4,223)	(7,438)
Net cash from operating activities	33,702	24,514
Investing activities:
Proceeds from maturities of securities available for sale	47,413	66,753
Proceeds from maturities of securities held to maturity	4,758	4,954
Proceeds from sale and calls of available for sale securities	3,000	30,008
Purchases of securities available for sale	(90,720)	(14,358)
Loan origination and principal collections, net	41,375	(51,857)
Proceeds from sale of other real estate owned	—	103
Proceeds from sale of premises and equipment	15	—
Purchases of premises and equipment	(712)	(1,687)
Net cash from investing activities	5,129	33,916
Financing activities:
Net change in deposits	139,687	117,756
Net change in other borrowings	(258)	2,096
Repurchase of common stock	(22,423)	(4,109)
Dividends paid	(11,546)	(10,879)
Net cash from financing activities	105,460	104,864
Net change in cash and cash equivalents	144,291	163,294
Cash and cash equivalents, beginning of period	157,014	144,956
Cash and cash equivalents, end of period	$301,305	$308,250

See accompanying notes to unaudited condensed consolidated financial statements.

Supplemental disclosure of noncash activities:
Unrealized (loss) gain on securities available for sale	$(6,595)	$31,372
Market value of shares tendered in-lieu of cash to pay for exercise of equity and/or related taxes	825	(439)
Obligations incurred in conjunction with leased assets	620	471
Loans transferred to foreclosed assets	721	—
Life insurance receivable	—	7,582
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$27,638	$33,351
Cash paid for income taxes	2,500	—

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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). The Company believes that the disclosures made are adequate to make the information not misleading.
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
Allowance for Credit Losses - Securities
The Company measures expected credit losses on HTM debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on HTM debt securities was considered insignificant at March 31, 2026 and December 31, 2025 and is therefore excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized for any period reported.
The Company evaluates AFS debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the three-month periods ended March 31, 2026 and 2025, respectively.
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
HTM Securities
For HTM debt securities, the Company measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on held-to-maturity (HTM) debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current condition and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Nearly all of the Company's HTM securities are issued by the U. S. Government entities or agencies, and based on the absence of any historical or expected losses, all qualify for a zero loss assumption. Therefore, no allowance for credit losses has been recognized during the three months ended March 31, 2026 and 2025, respectively.
AFS Securities
The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the three months ended March 31, 2026 and 2025, respectively.
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
Accounting Standards Update
Accounting standards adopted in the current period

Standard	Summary of Guidance	Effects on financial statements
None
Accounting standards yet to be adopted

Standard	Summary of Guidance	Effects on financial statements
ASU 2024-03: Disaggregation of Income Statement Expenses (DISE)	•Requires additional disclosure of the nature of expenses included in the income statement to be presented in a tabular format in the footnotes to the financial statements.	ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. This standard is not expected to have a material impact on the Company’s financial statements.

Note 2 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	March 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,232,918	$781	$(114,632)	$1,119,067
Obligations of states and political subdivisions	240,093	58	(22,721)	217,430
Corporate bonds	1,999	—	(26)	1,973
Asset backed securities	261,175	47	(1,371)	259,851
Non-agency collateralized mortgage obligations	187,364	129	(20,342)	167,151
Total debt securities available for sale	$1,923,549	$1,015	$(159,092)	$1,765,472
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$84,176	$4	$(3,735)	80,445
Obligations of states and political subdivisions	1,564	—	(46)	1,518
Total debt securities held to maturity	$85,740	$4	$(3,781)	$81,963

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,174,813	$1,600	$(112,385)	$1,064,028
Obligations of states and political subdivisions	240,199	110	(19,623)	220,686
Corporate bonds	4,981	3	(26)	4,958
Asset backed securities	270,817	131	(1,428)	269,520
Non-agency collateralized mortgage obligations	192,602	209	(20,072)	172,739
Total debt securities available for sale	$1,883,412	$2,053	$(153,534)	$1,731,931
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$88,980	$5	$(3,552)	$85,433
Obligations of states and political subdivisions	1,564	—	(10)	1,554
Total debt securities held to maturity	$90,544	$5	$(3,562)	$86,987
Proceeds from the sale or call of available for sale investment securities totaled $3.0 million and $30.0 million for the three months ended March 31, 2026 and 2025, respectively, which resulted in gross realized gains of $0.02 million and gross realized losses of $1.1 million, respectively, during the equivalent periods.
Investment securities with an aggregate carrying value of $816.4 million and $839.6 million at March 31, 2026 and December 31, 2025, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at March 31, 2026 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2026, obligations of the U.S. government and agencies with a cost basis totaling $1.2 billion consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by the U.S. government and agencies is categorized based on final maturity date. At March 31, 2026, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 6.28 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

As of March 31, 2026, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$1,900	$1,888	$33	$33
Due after one year through five years	67,588	65,695	2,890	2,827
Due after five years through ten years	235,387	217,570	81,979	78,294
Due after ten years	1,618,674	1,480,319	838	809
Totals	$1,923,549	$1,765,472	$85,740	$81,963
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of March 31, 2026, the Company has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance for credit losses related to investment securities as of March 31, 2026 or December 31, 2025.
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

March 31, 2026:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$134,910	$(1,579)	$889,543	$(113,053)	$1,024,453	$(114,632)
Obligations of states and political subdivisions	26,935	(667)	184,230	(22,054)	211,165	(22,721)
Corporate bonds	988	(11)	985	(15)	1,973	(26)
Asset backed securities	100,021	(206)	75,142	(1,165)	175,163	(1,371)
Non-agency collateralized mortgage obligations	10,441	(60)	127,204	(20,282)	137,645	(20,342)
Total debt securities available for sale	$273,295	$(2,523)	$1,277,104	$(156,569)	$1,550,399	$(159,092)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$80,287	$(3,735)	$80,287	$(3,735)
Obligations of states and political subdivisions	1,518	(46)	—	—	1,518	(46)
Total debt securities held to maturity	$1,518	$(46)	$80,287	$(3,735)	$81,805	$(3,781)

December 31, 2025:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$39,263	$(133)	$916,500	$(112,252)	$955,763	$(112,385)
Obligations of states and political subdivisions	2,874	(106)	201,382	(19,517)	204,256	(19,623)
Corporate bonds	495	(5)	2,229	(21)	2,724	(26)
Asset backed securities	94,965	(161)	70,084	(1,267)	165,049	(1,428)
Non-agency collateralized mortgage obligations	10,524	(1)	131,873	(20,071)	142,397	(20,072)
Total debt securities available for sale	$148,121	$(406)	$1,322,068	$(153,128)	$1,470,189	$(153,534)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$85,273	$(3,552)	$85,273	$(3,552)
Obligations of states and political subdivisions	—	—	1,555	(10)	1,555	(10)
Total debt securities held to maturity	$—	$—	$86,828	$(3,562)	$86,828	$(3,562)
The following securities had unrealized losses as of December 31, 2025:
•Obligations of U.S. government corporations and agencies included 150 debt securities with aggregate depreciation of 10.1% from the Company’s amortized cost basis.

•Obligations of states and political subdivisions included 147 debt securities with aggregate depreciation of 9.7% from the Company’s amortized cost basis.
•Corporate bonds included 3 debt securities with aggregate depreciation of 1.3% from the Company’s amortized cost basis.
•Asset backed securities included 24 debt securities with aggregate depreciation of 0.8% from the Company’s amortized cost basis.
•Non-agency collateralized mortgage obligations included 14 debt securities with aggregate depreciation of 12.9% from the Company’s amortized cost basis.
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
The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	March 31, 2026		December 31, 2025
(in thousands)	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
Obligations of U.S. government agencies	$84,176	$—	$88,980	$—
Obligations of states and political subdivisions	1,564	—	1,564	—
Total debt securities held to maturity	$85,740	$—	$90,544	$—

Note 3 – Loans
A summary of loan balances at amortized cost are as follows:

(in thousands)	March 31, 2026	December 31, 2025
Commercial real estate:
CRE non-owner occupied	$2,533,542	$2,495,849
CRE owner occupied	1,020,740	1,020,770
Multifamily	1,114,059	1,085,698
Farmland	239,888	251,445
Total commercial real estate loans	4,908,229	4,853,762
Consumer:
SFR 1-4 1st DT liens	816,577	842,169
SFR HELOCs and junior liens	429,362	431,772
Other	36,242	40,669
Total consumer loans	1,282,181	1,314,610
Commercial and industrial	465,081	464,428
Construction	262,872	301,045
Agriculture production	145,463	172,494
Leases	4,372	4,748
Total loans, net of deferred loan fees and discounts	$7,068,198	$7,111,087
Total principal balance of loans owed, net of charge-offs	$7,097,341	$7,141,911
Unamortized net deferred loan fees	(15,600)	(15,896)
Discounts to principal balance of loans owed, net of charge-offs	(13,543)	(14,928)
Total loans, net of unamortized deferred loan fees and discounts	$7,068,198	$7,111,087
Allowance for credit losses on loans	$(127,939)	$(125,762)

Note 4 – Allowance for Credit Losses
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Three months ended March 31, 2026
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$40,300	$—	$1	$1,346	$41,647
CRE owner occupied	12,712	—	—	3,574	16,286
Multifamily	17,327	—	—	(943)	16,384
Farmland	5,193	—	—	400	5,593
Total commercial real estate loans	75,532	—	1	4,377	79,910
Consumer:
SFR 1-4 1st DT liens	11,045	—	—	(1,116)	9,929
SFR HELOCs and junior liens	13,264	—	7	(974)	12,297
Other	1,974	(221)	52	(245)	1,560
Total consumer loans	26,283	(221)	59	(2,335)	23,786
Commercial and industrial	11,430	(621)	48	1,578	12,435
Construction	8,231	(70)	—	78	8,239
Agriculture production	4,265	—	11	(728)	3,548
Leases	21	—	—	—	21
Allowance for credit losses on loans	125,762	(912)	119	2,970	127,939
Reserve for unfunded commitments	7,745	—	—	355	8,100
Total	$133,507	$(912)	$119	$3,325	$136,039

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

	Allowance for credit losses – Year ended December 31, 2025
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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2026						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2026	2025	2024	2023	2022	Prior
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$90,391	$261,002	$184,047	$146,942	$412,370	$1,273,910	$120,079	$—	$2,488,741
Special Mention	—	—	814	14,432	2,310	9,325	105	—	26,986
Substandard	—	—	1,326	—	1,728	14,761	—	—	17,815
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$90,391	$261,002	$186,187	$161,374	$416,408	$1,297,996	$120,184	$—	$2,533,542
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$17,790	$148,656	$79,109	$75,368	$172,222	$435,661	$41,419	$—	$970,225
Special Mention	—	5,743	134	1,015	3,846	6,184	5,186	—	22,108
Substandard	—	2,850	—	—	7,108	18,167	282	—	28,407
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$17,790	$157,249	$79,243	$76,383	$183,176	$460,012	$46,887	$—	$1,020,740
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2026						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2026	2025	2024	2023	2022	Prior
Commercial real estate:
Multifamily risk ratings
Pass	$12,436	$91,821	$68,110	$54,015	$216,376	$606,871	$47,695	$—	$1,097,324
Special Mention	—	—	—	—	—	641	—	—	641
Substandard	—	—	—	—	3,454	12,640	—	—	16,094
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$12,436	$91,821	$68,110	$54,015	$219,830	$620,152	$47,695	$—	$1,114,059
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$—	$8,869	$22,818	$18,683	$33,229	$60,895	$31,582	$—	$176,076
Special Mention	—	619	—	—	1,937	5,549	489	—	8,594
Substandard	—	—	—	814	9,414	32,516	12,474	—	55,218
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$—	$9,488	$22,818	$19,497	$44,580	$98,960	$44,545	$—	$239,888
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$17,724	$78,299	$42,240	$81,099	$157,118	$415,225	$—	$6,070	$797,775
Special Mention	—	—	1,216	—	573	7,302	—	255	9,346
Substandard	—	—	—	219	278	8,431	—	528	9,456
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$17,724	$78,299	$43,456	$81,318	$157,969	$430,958	$—	$6,853	$816,577
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR HELOCs and junior liens risk ratings
Pass	$1,417	$1,862	$—	$—	$—	$49	$404,323	$6,022	$413,673
Special Mention	—	—	—	—	—	—	9,980	233	10,213
Substandard	—	—	—	—	—	—	5,182	294	5,476
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$1,417	$1,862	$—	$—	$—	$49	$419,485	$6,549	$429,362
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
Other risk ratings
Pass	$2,175	$1,324	$4,513	$12,677	$3,489	$10,111	$494	$—	$34,783
Special Mention	—	74	12	232	1	303	42	—	664
Substandard	—	—	3	164	291	334	3	—	795
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$2,175	$1,398	$4,528	$13,073	$3,781	$10,748	$539	$—	$36,242
Year-to-date gross charge-offs	$—	$119	$12	$62	$18	$—	$10	$—	$221

	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2026						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2026	2025	2024	2023	2022	Prior
Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$21,928	$100,689	$43,183	$32,273	$48,125	$20,382	$180,232	$58	$446,870
Special Mention	—	68	211	3,419	699	108	6,084	—	10,589
Substandard	—	—	268	91	567	2,959	3,690	47	7,622
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$21,928	$100,757	$43,662	$35,783	$49,391	$23,449	$190,006	$105	$465,081
Year-to-date gross charge-offs	$—	$137	$—	$19	$—	$34	$431	$—	$621

Construction loans:
Construction risk ratings
Pass	$17,974	$60,123	$96,768	$59,628	$7,797	$19,694	$—	$—	$261,984
Special Mention	401	369	—	—	—	—	—	—	770
Substandard	—	—	—	—	—	118	—	—	118
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$18,375	$60,492	$96,768	$59,628	$7,797	$19,812	$—	$—	$262,872
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$70	$—	$—	$70

Agriculture production loans:
Agriculture production risk ratings
Pass	$258	$2,177	$705	$967	$895	$7,536	$108,730	$—	$121,268
Special Mention	—	—	—	—	—	—	23,867	—	23,867
Substandard	—	—	—	—	75	196	57	—	328
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$258	$2,177	$705	$967	$970	$7,732	$132,654	$—	$145,463
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Leases:
Lease risk ratings
Pass	$4,372	$—	$—	$—	$—	$—	$—	$—	$4,372
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$4,372	$—	$—	$—	$—	$—	$—	$—	$4,372
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$186,465	$754,822	$541,493	$481,652	$1,051,621	$2,850,334	$934,554	$12,150	$6,813,091
Special Mention	401	6,873	2,387	19,098	9,366	29,412	45,753	488	113,778
Substandard	—	2,850	1,597	1,288	22,915	90,122	21,688	869	141,329
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$186,866	$764,545	$545,477	$502,038	$1,083,902	$2,969,868	$1,001,995	$13,507	$7,068,198
Year-to-date gross charge-offs	$—	$256	$12	$81	$18	$104	$441	$—	$912

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2025	2024	2023	2022	2019	Prior
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$262,241	$188,789	$162,739	$417,564	$276,975	$1,007,772	$140,006	$—	$2,456,086
Special Mention	—	818	12,692	1,634	4,566	3,182	105	—	22,997
Substandard	—	—	—	1,728	—	15,038	—	—	16,766
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$262,241	$189,607	$175,431	$420,926	$281,541	$1,025,992	$140,111	$—	$2,495,849
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$147,249	$79,772	$76,729	$177,644	$168,858	$301,503	$33,540	$—	$985,295
Special Mention	8,636	135	361	1,045	237	5,148	5,184	—	20,746
Substandard	—	—	—	7,244	3,176	4,140	169	—	14,729
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$155,885	$79,907	$77,090	$185,933	$172,271	$310,791	$38,893	$—	$1,020,770
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Multifamily risk ratings
Pass	$92,061	$68,472	$27,502	$185,703	$288,556	$358,396	$48,246	$—	$1,068,936
Special Mention	—	—	—	3,044	443	202	—	—	3,689
Substandard	—	—	—	435	—	12,638	—	—	13,073
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$92,061	$68,472	$27,502	$189,182	$288,999	$371,236	$48,246	$—	$1,085,698
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$8,901	$23,038	$18,261	$34,581	$14,831	$49,450	$35,723	$—	$184,785
Special Mention	624	—	—	1,937	2,618	2,462	1,978	—	9,619
Substandard	—	—	816	9,414	20,263	13,252	13,296	—	57,041
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$9,525	$23,038	$19,077	$45,932	$37,712	$65,164	$50,997	$—	$251,445
Period end gross write-offs	$—	$—	$—	$—	$509	$—	$544	$—	$1,053

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$81,083	$45,517	$87,492	$159,382	$218,999	$225,410	$—	$5,688	$823,571
Special Mention	—	1,091	—	581	4,642	1,918	—	406	8,638
Substandard	—	—	219	284	3,313	5,618	—	526	9,960
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$81,083	$46,608	$87,711	$160,247	$226,954	$232,946	$—	$6,620	$842,169
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2025	2024	2023	2022	2019	Prior
Consumer loans:
SFR HELOCs and junior liens risk ratings
Pass	$2,116	$—	$—	$—	$—	$53	$408,407	$5,407	$415,983
Special Mention	—	—	—	—	—	—	9,482	377	9,859
Substandard	—	—	—	—	—	—	5,604	326	5,930
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$2,116	$—	$—	$—	$—	$53	$423,493	$6,110	$431,772
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
Other risk ratings
Pass	$4,222	$4,795	$13,717	$4,010	$4,094	$7,489	$540	$—	$38,867
Special Mention	77	12	202	1	251	153	43	—	739
Substandard	—	69	256	303	190	242	3	—	1,063
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$4,299	$4,876	$14,175	$4,314	$4,535	$7,884	$586	$—	$40,669
Period end gross write-offs	$481	$65	$15	$—	$—	$69	$19	$—	$649

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$122,819	$44,904	$35,360	$52,018	$16,922	$6,046	$170,194	$73	$448,336
Special Mention	50	234	2,810	707	—	37	5,330	—	9,168
Substandard	—	310	96	618	2,816	342	2,695	47	6,924
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$122,869	$45,448	$38,266	$53,343	$19,738	$6,425	$178,219	$120	$464,428
Period end gross write-offs	$510	$95	$—	$—	$58	$—	$8,675	$—	$9,338

Construction loans:
Construction risk ratings
Pass	$45,182	$84,196	$104,482	$44,172	$7,021	$13,108	$—	$—	$298,161
Special Mention	372	—	1,862	—	—	—	—	—	2,234
Substandard	—	—	—	—	529	121	—	—	650
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$45,554	$84,196	$106,344	$44,172	$7,550	$13,229	$—	$—	$301,045
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$1,816	$727	$1,029	$1,409	$393	$7,282	$137,121	$—	$149,777
Special Mention	—	—	—	—	—	—	22,079	—	22,079
Substandard	—	—	—	114	237	135	152	—	638
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$1,816	$727	$1,029	$1,523	$630	$7,417	$159,352	$—	$172,494
Period end gross write-offs	$—	$—	$—	$—	$—	$11	$—	$—	$11

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2025	2024	2023	2022	2019	Prior
Leases:
Lease risk ratings
Pass	$4,748	$—	$—	$—	$—	$—	$—	$—	$4,748
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$4,748	$—	$—	$—	$—	$—	$—	$—	$4,748
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$772,438	$540,210	$527,311	$1,076,483	$996,649	$1,976,509	$973,777	$11,168	$6,874,545
Special Mention	9,759	2,290	17,927	8,949	12,757	13,102	44,201	783	109,768
Substandard	—	379	1,387	20,140	30,524	51,526	21,919	899	126,774
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$782,197	$542,879	$546,625	$1,105,572	$1,039,930	$2,041,137	$1,039,897	$12,850	$7,111,087
Period end gross write-offs	$991	$160	$15	$—	$567	$80	$9,238	$—	$11,051

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of March 31, 2026
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$1,693	$—	$4,690	$6,383	$2,527,159	$2,533,542
CRE owner occupied	338	1,011	4,796	6,145	1,014,595	1,020,740
Multifamily	13,333	506	—	13,839	1,100,220	1,114,059
Farmland	4,744	—	7,012	11,756	228,132	239,888
Total commercial real estate loans	20,108	1,517	16,498	38,123	4,870,106	4,908,229
Consumer:
SFR 1-4 1st DT liens	432	1,995	1,296	3,723	812,854	816,577
SFR HELOCs and junior liens	—	—	1,897	1,897	427,465	429,362
Other	421	91	218	730	35,512	36,242
Total consumer loans	853	2,086	3,411	6,350	1,275,831	1,282,181
Commercial and industrial	1,333	431	2,150	3,914	461,167	465,081
Construction	—	—	74	74	262,798	262,872
Agriculture production	31	88	57	176	145,287	145,463
Leases	14	—	236	250	4,122	4,372
Total	$22,339	$4,122	$22,426	$48,887	$7,019,311	$7,068,198

	Analysis of Past Due Loans - As of December 31, 2025
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$1,599	$1,728	$3,692	$7,019	$2,488,830	$2,495,849
CRE owner occupied	3,261	—	2,189	5,450	1,015,320	1,020,770
Multifamily	687	147	—	834	1,084,864	1,085,698
Farmland	—	—	10,937	10,937	240,508	251,445
Total commercial real estate loans	5,547	1,875	16,818	24,240	4,829,522	4,853,762
Consumer:
SFR 1-4 1st DT liens	832	1,968	1,697	4,497	837,672	842,169
SFR HELOCs and junior liens	516	1,305	1,843	3,664	428,108	431,772
Other	183	19	387	589	40,080	40,669
Total consumer loans	1,531	3,292	3,927	8,750	1,305,860	1,314,610
Commercial and industrial	1,619	522	1,629	3,770	460,658	464,428
Construction	—	—	603	603	300,442	301,045
Agriculture production	—	88	480	568	171,926	172,494
Leases	—	—	—	—	4,748	4,748
Total	$8,697	$5,777	$23,457	$37,931	$7,073,156	$7,111,087
The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of March 31, 2026			As of December 31, 2025
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$8,610	$8,610	$—	$7,089	$7,089	$—
CRE owner occupied	10,437	17,770	102	7,733	7,733	—
Multifamily	427	427	—	435	435	—
Farmland	21,793	26,537	—	26,840	31,615	—
Total commercial real estate loans	41,267	53,344	102	42,097	46,872	—
Consumer:
SFR 1-4 1st DT liens	6,388	6,388	—	6,246	6,246	—
SFR HELOCs and junior liens	4,516	4,771	—	5,192	5,474	—
Other	158	421	—	80	459	—
Total consumer loans	11,062	11,580	—	11,518	12,179	—
Commercial and industrial	801	3,806	83	1,228	3,976	36
Construction	118	118	—	650	650	—
Agriculture production	167	189	—	435	460	45
Leases	—	236	—	—	—	—
Sub-total	53,415	69,273	185	55,928	64,137	81
Less: Guaranteed loans	(1,667)	(1,595)	—	(1,667)	(1,688)	—
Total, net	$51,748	$67,678	$185	$54,261	$62,449	$81
Interest income on non accrual loans that would have been recognized during the three months ended March 31, 2026 and 2025, if all such loans had been current in accordance with their original terms, totaled $2.4 million and $1.5 million, respectively. Interest income actually recognized on these originated loans during the three months ended March 31, 2026 and 2025 was $0.2 million and nominal, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of March 31, 2026
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR-1st Deed	SFR-2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,717	$3,172	$—	$2,721	$—	$—	$—	$—	$—	$—	$—	$8,610
CRE owner occupied	14,658	1,399	—	1,713	—	—	—	—	—	—	—	17,770
Multifamily	—	—	—	—	427	—	—	—	—	—	—	427
Farmland	—	—	—	—	—	26,537	—	—	—	—	—	26,537
Total commercial real estate loans	17,375	4,571	—	4,434	427	26,537	—	—	—	—	—	53,344
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	6,388	—	—	—	—	6,388
SFR HELOCs and junior liens	—	—	—	—	—	—	1,229	3,357	—	—	—	4,586
Other	—	—	—	—	—	—	—	—	423	—	—	423
Total consumer loans	—	—	—	—	—	—	7,617	3,357	423	—	—	11,397
Commercial and industrial	—	—	—	—	—	—	—	—	—	1,495	2,311	3,806
Construction	—	—	—	—	—	—	118	—	—	—	—	118
Agriculture production	—	—	—	57	—	—	—	—	—	23	109	189
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$17,375	$4,571	$—	$4,491	$427	$26,537	$7,735	$3,357	$423	$1,518	$2,420	$68,854

	As of December 31, 2025
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,892	$3,195	$—	$1,002	$—	$—	$—	$—	$—	$—	$—	$7,089
CRE owner occupied	4,564	1,432	—	1,737	—	—	—	—	—	—	—	7,733
Multifamily	—	—	—	—	435	—	—	—	—	—	—	435
Farmland	—	—	—	—	—	31,615	—	—	—	—	—	31,615
Total commercial real estate loans	7,456	4,627	—	2,739	435	31,615	—	—	—	—	—	46,872
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	6,246	—	—	—	—	6,246
SFR HELOCs and junior liens	—	—	—	—	—	—	1,579	3,687	—	—	—	5,266
Other	—	—	—	—	—	—	—	—	456	—	—	456
Total consumer loans	—	—	—	—	—	—	7,825	3,687	456	—	—	11,968
Commercial and industrial	—	—	—	—	—	—	—	—	—	1,477	2,499	3,976
Construction	—	—	—	529	—	—	121	—	—	—	—	650
Agriculture production	—	—	—	153	—	—	—	—	—	25	282	460
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$7,456	$4,627	$—	$3,421	$435	$31,615	$7,946	$3,687	$456	$1,502	$2,781	$63,926

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearance, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

During the three months ended March 31, 2026 and March 31, 2025, respectively, there were no significant loan modifications made to borrowers experiencing financial difficulty. During the three months ended March 31, 2026 and March 31, 2025, respectively, there were no loans with payment defaults by borrowers experiencing financial difficulty which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.

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

The following table presents the components of lease expense for the periods ended:

	Three months ended March 31,
(in thousands)	2026	2025
Operating lease cost	$1,564	$1,418
Short-term lease cost	50	45
Variable lease (income) cost	(5)	(10)
Total lease cost	$1,609	$1,453
The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended March 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,669	$1,509
ROUA obtained in exchange for operating lease liabilities	$620	$471
The following table presents the weighted average operating lease term and discount rate as of the period ended:

	March 31,
	2026	2025
Weighted-average remaining lease term (years)	7.3	7.6
Weighted-average discount rate	3.86%	3.56%
At March 31, 2026, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2026	$4,645
2027	5,677
2028	4,435
2029	3,159
2030	2,751
Thereafter	9,940
30,607
Discount for present value of expected cash flows	(4,082)
Lease liability at March 31, 2026	$26,525

Note 6 - Deposits
A summary of the balances of deposits follows:

(in thousands)	March 31, 2026	December 31, 2025
Noninterest-bearing demand	$2,559,060	$2,594,032
Interest-bearing demand	1,887,823	1,784,769
Savings	2,809,855	2,775,058
Time certificates, $250,000 or more	493,183	484,858
Other time certificates	653,667	625,184
Total deposits	$8,403,588	$8,263,901
Certificate of deposit balances totaling $100.0 million from the State of California were included in time certificates, $250,000 or more, at March 31, 2026 and December 31, 2025, respectively. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company.
Overdrawn deposit balances of $2.0 million and $2.7 million were classified as consumer loans at March 31, 2026 and December 31, 2025, respectively.
Note 7 - Other Borrowings
A summary of the balances of other borrowings follows:

(in thousands)	March 31, 2026	December 31, 2025
Other collateralized borrowings, fixed rate, as of March 31, 2026 and December 31, 2025 of 0.05%, payable on April 1, 2026 and January 1, 2026, respectively	11,455	11,713
Total other borrowings	$11,455	$11,713
Note 8 - Junior Subordinated Debt
The following table summarizes the terms and recorded balances of each debenture as of the date indicated:

(in thousands)			Coupon Rate (Variable) 3 mo. SOFR +	As of March 31, 2026		As of December 31, 2025
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	6.98%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	6.48%	20,619	20,619
		$41,238			$41,238	$41,238
Note 9 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	March 31, 2026	December 31, 2025
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$850,816	$814,732
Consumer loans	607,292	598,264
Real estate mortgage loans	442,570	432,608
Real estate construction loans	337,779	334,130
Standby letters of credit	39,631	38,986
Deposit account overdraft privilege	128,406	125,317
In April 2024, Visa Inc. announced the commencement of an exchange offer for Visa Class B-1 common stock and the Company subsequently tendered all of its Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock. Visa Class B-2 common stock continues to be carried at zero. The Bank owns 6,698 shares of Class B-2 common stock of Visa Inc. which may be convertible into Class A common stock at a conversion ratio of 1.5075 per Class B-2 share. As of March 31, 2026, the value of the Class A shares was $302.24 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $3.1 million as of March 31, 2026, and has not been reflected in the accompanying consolidated financial statements.
Note 10 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $11.5 million and $12.0 million during the three months ended March 31, 2026 and 2025, respectively. The Bank is regulated by the FDIC and the DFPI. Absent approval from the Commissioner of the DFPI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
Stock Repurchase Plan
The Company's Board of Directors has approved the authorization to repurchase up to 2.0 million shares of the Company's common stock (the 2025 Repurchase Plan or the 2025 Program). The Company’s 2025 Repurchase Plan replaces and supersedes the 2021 Share Repurchase Program which has been terminated as of December 31, 2025. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the 2025 Program is subject to change. The 2025 Program has no expiration date but the Board may suspend or discontinue the program at any time.
During the three months ended March 31, 2026, the Company repurchased 447,211 shares with market value totaling $21.6 million under the 2025 Program. There were no shares repurchased in 2025 under the 2025 Program, however, during the three months ended March 31, 2025 the Company purchased 89,654 shares with market value of $3.7 million under the 2021 Share Repurchase Program. As of March 31, 2026, approximately 1,553,000 shares remain authorized for repurchase.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of exercise price, if applicable, and the tax withholding on such shares. There were no option exercises during the three months ended March 31, 2026 and March 31, 2025, respectively. Employees tendered 17,262 and 10,122 shares in connection with the tax withholding requirements of other share-based awards during the three months ended March 31, 2026 and 2025, respectively. In total, shares of the Company's common stock tendered had market values of $0.8 million and $0.4 million during the quarters ended March 31, 2026 and 2025, respectively. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share-based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2025 Program.
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
There were no stock options outstanding as of March 31, 2026 and December 31, 2025.
Activity related to restricted stock unit awards during the three months ended March 31, 2026 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at January 1, 2026	141,089	145,485
RSUs granted	48,867	45,800
RSUs added through dividend and performance credits	934	—
RSUs released	(40,089)	—
RSUs forfeited	(1,193)	(2,131)
Outstanding at March 31, 2026	149,608	189,154

The 149,608 of service condition vesting RSUs outstanding as of March 31, 2026 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 149,608 of service condition vesting RSUs outstanding as of March 31, 2026 are expected to vest, and be released, on a weighted-average basis, over the next 2.26 years. The Company expects to recognize $4.5 million of pre-tax compensation costs related to these service condition vesting RSUs between March 31, 2026 and their vesting dates. The Company did not modify any service condition vesting RSUs during the three months ended March 31, 2026 or 2025.
The 189,154 of market plus service condition vesting RSUs outstanding as of March 31, 2026 are expected to vest, and be released, on a weighted-average basis, over the next 2.39 years. The Company expects to recognize $2.8 million of pre-tax compensation costs related to these RSUs between March 31, 2026 and their vesting dates. As of March 31, 2026, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 283,731 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during the three months ended March 31, 2026 or 2025.
Note 12 - Non-interest Income and Expense
The following tables summarize the Company’s non-interest income for the periods indicated:

	Three months ended March 31,
(in thousands)	2026	2025
ATM and interchange fees	$6,269	$6,106
Service charges on deposit accounts	5,209	4,914
Other service fees	1,487	1,359
Mortgage banking service fees	427	439
Change in value of mortgage servicing rights	(232)	(140)
Total service charges and fees	13,160	12,678
Increase in cash value of life insurance	816	820
Asset management and commission income	2,049	1,488
Gain on sale of loans	397	344
Lease brokerage income	97	66
Sale of customer checks	364	345
Gain (loss) on sale or exchange of investment securities	17	(1,146)
Gain (loss) on marketable equity securities	(17)	39
Other	149	1,439
Total other non-interest income	3,872	3,395
Total non-interest income	$17,032	$16,073

The following tables summarize the Company’s non-interest expense for the periods indicated:

	Three months ended March 31,
(in thousands)	2026	2025
Base salaries, net of deferred loan origination costs	$24,238	$25,401
Incentive compensation	4,726	4,038
Benefits and other compensation costs	7,181	7,416
Total salaries and benefits expense	36,145	36,855
Occupancy	4,459	4,077
Data processing and software	5,287	5,058
Equipment	1,354	1,284
Intangible amortization	430	514
Advertising	835	1,204
ATM and POS network charges	1,668	1,851
Professional fees	1,639	1,518
Telecommunications	442	488
Regulatory assessments and insurance	1,305	1,283
Postage	346	320
Operational losses	520	424
Courier service	520	488
Loss (gain) on sale or acquisition of foreclosed assets	—	(3)
Loss (gain) on disposal of fixed assets	(15)	85
Other miscellaneous expense	4,117	4,139
Total other non-interest expense	22,907	22,730
Total non-interest expense	$59,052	$59,585
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

	Three months ended March 31,
(in thousands)	2026	2025
Net income	$33,685	$26,363
Weighted average number of common shares outstanding	32,195	32,953
Effect of dilutive stock options and restricted stock	196	176
Weighted average number of common shares outstanding used to calculate diluted earnings per share	32,391	33,129
Options excluded from diluted earnings per share because of their antidilutive effect	—	—

Note 14 – Comprehensive (Loss) Income
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

The components of OCI and related tax effects are as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Unrealized holding (losses) gains on available for sale securities before reclassifications	$(6,579)	$32,518
Amounts reclassified out of AOCI:
Realized gain (loss) on debt securities	(17)	(1,146)
Total amounts reclassified out of accumulated other comprehensive income (loss)	(17)	(1,146)
Unrealized holding (losses) gains on available for sale securities after reclassifications	(6,596)	31,372
Tax effect	1,951	(9,274)
Unrealized holding (losses) gains on available for sale securities, net of tax	(4,645)	22,098
Change in unfunded status of the supplemental retirement plans before reclassifications	174	164
Amounts reclassified out of AOCI:
Amortization of actuarial losses	(174)	(164)
Total amounts reclassified out of accumulated other comprehensive loss	(174)	(164)
Total other comprehensive (loss) income	$(4,645)	$22,098
The components of AOCI, included in shareholders’ equity, are as follows:

(in thousands)	March 31, 2026	December 31, 2025
Net unrealized loss on available for sale securities	$(158,077)	$(151,481)
Tax effect	46,734	44,783
Unrealized holding loss on available for sale securities, net of tax	(111,343)	(106,698)
Unfunded status of the supplemental retirement plans	16,129	16,129
Tax effect	(4,768)	(4,768)
Unfunded status of the supplemental retirement plans, net of tax	11,361	11,361
Joint beneficiary agreement liability	732	732
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	732	732
Accumulated other comprehensive loss	$(99,250)	$(94,605)
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
Collateral dependent loans - Loans are not recorded at fair value on a recurring basis. However, from time to time, certain loans have individual risk characteristics not consistent with a pool of loans and is individually evaluated for credit reserves. Loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement are typically individually evaluated. The fair value of these loans are estimated using one of several methods, including collateral value, fair value of similar debt, enterprise value, liquidation value and discounted cash flows. Those loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, such as deviations from comparable sales, and there is no observable market price, the Company records the loan as nonrecurring Level 3.
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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at March 31, 2026	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,676	$2,676	$—	$—
Debt securities available for sale:
Obligations of U.S. government and agencies	1,119,067	—	1,119,067	—
Obligations of states and political subdivisions	217,430	—	217,430	—
Corporate bonds	1,973	—	1,973	—
Asset backed securities	259,851	—	259,851	—
Non-agency mortgage backed securities	167,151	—	167,151	—
Loans held for sale	4,186	—	4,186	—
Mortgage servicing rights	6,530	—	—	6,530
Total assets measured at fair value	$1,778,864	$2,676	$1,769,658	$6,530

Fair value at December 31, 2025	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,692	$2,692	$—	$—
Debt securities available for sale:
Obligations of U.S. government and agencies	1,064,028	—	1,064,028	—
Obligations of states and political subdivisions	220,686	—	220,686	—
Corporate bonds	4,958	—	4,958	—
Asset backed securities	269,520	—	269,520	—
Non-agency mortgage backed securities	172,739	—	172,739	—
Loans held for sale	2,695	—	2,695	—
Mortgage servicing rights	6,640	—	—	6,640
Total assets measured at fair value	$1,743,958	$2,692	$1,734,626	$6,640
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the three months ended March 31, 2026 or March 31, 2025, respectively.
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

Three months ended March 31,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2026: Mortgage servicing rights	$6,640	—	$(232)	$122	$6,530
2025: Mortgage servicing rights	$6,626	—	$(140)	$128	$6,614

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
The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2026 and December 31, 2025:

As of March 31, 2026:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,530	Discounted cash flow	Constant prepayment rate	6% - 12%; 7.0%
			Discount rate	10% - 14%; 12%
As of December 31, 2025:
Mortgage Servicing Rights	$6,640	Discounted cash flow	Constant prepayment rate	6% - 12.0%; 7.0%
			Discount rate	10% - 14%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

March 31, 2026	Total	Level 1	Level 2	Level 3
Fair value:
Collateral dependent loans	$7,877	—	—	$7,877
Foreclosed assets	721	—	—	721
Total assets measured at fair value	$8,598	—	—	$8,598

December 31, 2025	Total	Level 1	Level 2	Level 3
Fair value:
Collateral dependent loans	$7,545	—	—	$7,545
Foreclosed assets	3,562	—	—	3,562
Total assets measured at fair value	$11,107	—	—	$11,107

The tables below present the net losses resulting from non-recurring fair value adjustments of assets and liabilities for the periods indicated (in thousands):

	Three months ended March 31,
	2026	2025
Collateral dependent loans	$(1,687)	$(5,013)
Foreclosed assets	—	—
Total losses from non-recurring measurements	$(1,687)	$(5,013)

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
The foreclosed assets amounts above represents impaired real estate that has been adjusted to fair value. Foreclosed assets represent real estate which the Company has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. After foreclosure, management periodically performs valuations such that the real estate is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Fair value adjustments on other real estate owned are recognized within net loss on real estate owned. The loss represents impairments on real estate owned for fair value adjustments based on the fair value of the real estate.
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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2026:

March 31, 2026	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$7,877	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
Foreclosed assets (Land)	$501	Sales comparison approach	Adjustment for differences between comparable sales;	Not meaningful N/A
Foreclosed assets (SFR)	$220	Sales comparison approach	Adjustment for differences between comparable sales;	Not meaningful N/A

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2025:

December 31, 2025	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$7,545	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
Foreclosed assets (Farmland)	$2,928	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful N/A
Foreclosed assets (SFR)	$634	Sales comparison approach	Adjustment for differences between comparable sales	Not meaningful N/A
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

	March 31, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$102,232	$102,232	$92,914	$92,914
Cash at Federal Reserve and other banks	199,073	199,073	64,100	64,100
Level 2 inputs:
Securities held to maturity	85,740	81,963	90,544	86,987
Level 3 inputs:
Loans, net	6,940,259	6,788,961	6,985,325	6,803,008
Financial liabilities:
Level 2 inputs:
Demand, money market, and savings deposits	7,256,738	7,256,738	7,153,859	7,153,859
Time deposits	1,146,850	1,146,506	1,110,042	1,109,820
Other borrowings	11,455	11,455	11,713	11,713
Level 3 inputs:
Junior subordinated debt	41,238	40,582	41,238	40,673
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of March 31, 2026 and December 31, 2025 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of March 31, 2026 and December 31, 2025 based on the then phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of March 31, 2026:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,258,523	15.07%	$877,153	10.50%	N/A	N/A
Tri Counties Bank	$1,253,447	15.01%	$877,007	10.50%	$835,244	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,153,694	13.81%	$710,076	8.50%	N/A	N/A
Tri Counties Bank	$1,148,651	13.75%	$709,958	8.50%	$668,195	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,113,694	13.33%	$584,769	7.00%	N/A	N/A
Tri Counties Bank	$1,148,651	13.75%	$584,671	7.00%	$542,909	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,153,694	11.89%	$388,055	4.00%	N/A	N/A
Tri Counties Bank	$1,148,651	11.85%	$387,847	4.00%	$484,809	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2025:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,256,506	15.05%	$876,852	10.50%	N/A	N/A
Tri Counties Bank	$1,250,620	14.98%	$876,708	10.50%	$834,960	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,151,744	13.79%	$709,832	8.50%	N/A	N/A
Tri Counties Bank	$1,145,890	13.72%	$709,716	8.50%	$667,968	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,111,744	13.31%	$584,568	7.00%	N/A	N/A
Tri Counties Bank	$1,145,890	13.72%	$584,472	7.00%	$542,724	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,151,744	11.84%	$389,131	4.00%	N/A	N/A
Tri Counties Bank	$1,145,890	11.78%	$388,982	4.00%	$486,227	5.00%

As of March 31, 2026 and December 31, 2025, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at March 31, 2026 and December 31, 2025, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At March 31, 2026, the Company and the Bank are in compliance with the capital conservation buffer requirement.

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

	Three months ended March 31,
(in thousands)	2026	2025
Interest income	$117,827	$114,077

Reconciliation of revenue:
Other revenues	17,032	16,073
Total consolidated revenues	134,859	130,150

Less:
Interest expense	26,601	31,535
Segment net interest income and noninterest income	108,258	98,615
Less:
Provision for credit losses	3,325	3,728
Salaries and benefits expense	36,145	36,855
Other banking segment items	22,907	22,730
Provision for income taxes	12,196	8,939
Segment net income/consolidated net income	$33,685	$26,363

	As of March 31,
	2026	2025
Reconciliation of assets:
Total assets for reportable segment	$9,948,211	$9,819,599
Other assets	—	—
Total consolidated assets	$9,948,211	$9,819,599

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Cautionary Statements Regarding Forward-Looking Information
The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on us. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond our control. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: macroeconomic, geopolitical, and other challenges and uncertainties, including those related to actual or potential policies and actions from the U.S. administration, such as tariffs and reciprocal actions by other countries or regions and their ultimate impact on us, our customers, financial markets, and the overall U.S. and global economies; the uncertainty of rapidly evolving and changing U.S. trade policies and practices; inflation/deflation, interest rate, market and monetary fluctuations/volatility; increases in unemployment rates; slowing economic growth or recession in the U.S. and other countries or regions; the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit; the impact of changes in financial services industry policies, laws and regulations; regulatory restrictions or adverse regulatory findings affecting our ability to successfully market and price our products to consumers; systemic or non-systemic bank failures or crises and any related impact on depositor behavior or investor sentiment; the impacts of international hostilities, wars, terrorism or geopolitical events; risks related to the sufficiency of liquidity, including our ability to attract and maintain deposits; the risks related to the development, implementation, use and management of emerging technologies, including artificial intelligence and machine learning; extreme weather, natural disasters and other catastrophic events and their effects on our customers and the economic and business environments in which we operate; current and future economic and market conditions of the local economies in which we conduct operations; declines in housing and commercial real estate prices and changes in the financial performance and/or condition of our borrowers; the market value of our investment securities and possible other-than-temporary impairment of securities held by us due to changes in credit quality or rates; the availability of, and cost of, sources of funding and the demand for our products; the possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings and capital; the costs or effects of mergers, acquisitions or dispositions, as well as whether we are able to obtain any required governmental approvals in connection with any such activities, or identify and complete favorable transactions in the future and/or realize the anticipated financial and business benefits; the volatility of the stock market and its impact on our stock price and our ability to conduct acquisitions; the regulatory and financial impacts associated with exceeding $10 billion in total assets; the ability to execute our business plan in new markets; our future operating or financial performance, including our outlook for future growth and our ability to control expenses; changes in the level and direction of our nonperforming assets and charge-offs and the appropriateness of the allowance for credit losses; the effectiveness of us managing the mix of earning assets and in improving, resolving or liquidating lower-quality assets; changes in accounting standards and practices; changes in consumer spending, borrowing and savings habits; the effects of changes in the level or cost of checking or savings account deposits on our funding costs and net interest margin; the impact of alternative currencies such as stablecoin and other cryptocurrencies on our ability to attract deposits; increasing noninterest expense and its impact on our financial performance; competition and innovation with respect to financial products and services by banks, financial institutions and non-traditional competitors including retail businesses and technology companies; potential changes to loss allocations between financial institutions and customers, including for losses incurred from the use of our products and services, including electronic payments and payment of checks, that were authorized by the customer but induced by fraud; the challenges of attracting, integrating and retaining key employees; the impact of the 2023 cyber security ransomware incident, including the pending litigation, on our operations and reputation; the vulnerability of our operational or security systems or infrastructure, the systems of third- and fourth-party vendors or other service providers with whom we contract, and our customers to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and data/security breaches and the cost to defend against and respond to such incidents; increased data security risks due to work from home arrangements and email vulnerability; failure to safeguard personal information, and any resulting litigation; the effect of a fall in stock market prices on our brokerage and wealth management businesses; the effectiveness of our risk management framework and quantitative models; the emergence or continuation of widespread health emergencies or pandemics; potential judgments, orders, settlements, penalties, fines and reputational damage resulting from pending or future litigation and regulatory investigations, proceedings and enforcement actions; and our ability to manage the risks involved in the foregoing. There can be no assurance that future developments affecting us will be the same as those anticipated by management. Additional factors that could cause results to differ materially from those described above can be found in our filings with the U.S. Securities and Exchange Commission, including without limitation the “Risk Factors” Section of TriCo’s Annual Report on Form 10-K for the year ended December 31, 2025, Such filings are also available in the “Investor Relations” section of our website, https://www.tcbk.com/investor-relations. Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results. We undertake no obligation (and expressly disclaim any such obligation) to update or alter our forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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

Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for loan losses, investments, mortgage servicing rights, fair value measurements, retirement plans and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A detailed discussion related to the Company’s accounting policies including those related to estimates on the allowance for credit losses related to loans and investment securities, and impairment of intangible assets, can be found in Note 1 of the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.
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
Financial Highlights
Performance highlights and other developments for the Company as of or for the three months ended March 31, 2026, included the following:
•Net income was $33.7 million or $1.04 per diluted share as compared to $33.6 million or $1.03 per diluted share in the trailing quarter, and an increase of $7.3 million or 27.8% from the first quarter of 2025
•Net interest income (FTE) was $91.5 million, a decrease of $1.0 million or 1.1% over the trailing quarter; net interest margin (FTE) was 4.07%, an increase of 5 basis points over 4.02% in the trailing quarter
•Loan balances decreased $42.9 million or 2.4% (annualized) from the trailing quarter and increased $247.4 million or 3.6% from the same quarter of the prior year
•Deposit balances increased $139.7 million or 6.8% (annualized) from the trailing quarter and increased $198.3 million or 2.4% from the same quarter of the prior year
•Average non-interest bearing deposits grew by 1.5% year over year and were 30.6% of total deposits at quarter end
•Yield on average earning assets was 5.26%, an increase of 3 basis points over the 5.23% in the trailing quarter; yield on average loans was 5.78%, an increase of 1 basis point over the 5.77% in the trailing quarter
•The average cost of total deposits was 1.26%, a decrease of 3 basis points as compared to 1.29% in the trailing quarter, and a decrease of 17 basis points from 1.43% in the same quarter of the prior year
•For the quarter ended March 31, 2026, the Company’s return on average assets was 1.38%, while the return on average equity was 10.08%; for the trailing quarter ended December 31, 2025, the Company’s return on average assets was 1.34%, while the return on average equity was 10.02%
•Diluted earnings per share were $1.04 for the first quarter of 2026, compared to $1.03 for the trailing quarter and $0.80 during the first quarter of 2025
•Shares of common stock outstanding decreased by 424,384 during the quarter as 447,211 shares were repurchased at an average price of $48.30 per share
•The loan to deposit ratio was 84.11% as of March 31, 2026, as compared to 86.05% for the trailing quarter end
•The efficiency ratio was 54.55% for the quarter ended March 31, 2026, as compared to 54.68% for the trailing quarter
•The provision for credit losses was $3.3 million during the quarter ended March 31, 2026, as compared to $3.0 million during the trailing quarter
•The allowance for credit losses (ACL) to total loans was 1.81% as of March 31, 2026, compared to 1.77% as of the trailing quarter end, and 1.88% as of March 31, 2025. Non-performing assets to total assets were 0.77% on March 31, 2026, as compared to 0.72% as of December 31, 2025, and 0.59% on March 31, 2025

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended March 31,
	2026	2025
Net interest income	$91,226	$82,542
Provision for credit losses	(3,325)	(3,728)
Non-interest income	17,032	16,073
Non-interest expense	(59,052)	(59,585)
Provision for income taxes	(12,196)	(8,939)
Net income	$33,685	$26,363
Per Share Data:
Basic earnings per share	$1.05	$0.80
Diluted earnings per share	$1.04	$0.80
Dividends paid	$0.36	$0.33
Book value at period end	$41.49	$38.17
Weighted average common shares outstanding	32,195	32,953
Weighted average diluted common shares outstanding	32,391	33,129
Shares outstanding at period end	31,911	32,892
At period end:
Loans	$7,068,198	$6,820,774
Total investment securities	$1,871,138	$1,979,116
Total assets	$9,948,211	$9,819,599
Total deposits	$8,403,588	$8,205,332
Other borrowings	$11,455	$91,706
Shareholders’ equity	$1,324,026	$1,255,519
Financial Ratios:
During the period:
Return on average assets (annualized)	1.38%	1.09%
Return on average equity (annualized)	10.08%	8.54%
Net interest margin(1) (annualized)	4.07%	3.73%
Efficiency ratio	54.55%	60.42%
Average equity to average assets	13.67%	12.76%
At end of period:
Equity to assets	13.31%	12.79%
Total capital to risk-adjusted assets	15.07%	15.78%
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

	Three months ended
(in thousands)	March 31, 2026	December 31, 2025	Change	% Change
Interest income	$117,827	$120,147	$(2,320)	(1.9)%
Interest expense	(26,601)	(27,920)	1,319	(4.7)%
Fully tax-equivalent adjustment (FTE) (1)	260	260	—	—%
Net interest income (FTE)	$91,486	$92,487	$(1,001)	(1.1)%
Net interest margin (FTE)	4.07%	4.02%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,386	$915	$471	51.5%
Net interest margin less effect of acquired loan discount accretion(1)	4.01%	3.98%	0.03%

	Three months ended March 31,
(in thousands)	2026	2025	Change	% Change
Interest income	$117,827	$114,077	$3,750	3.3%
Interest expense	(26,601)	(31,535)	4,934	(15.6)%
Fully tax-equivalent adjustment (FTE) (1)	260	265	(5)	(1.9)%
Net interest income (FTE)	$91,486	$82,807	$8,679	10.5%
Net interest margin (FTE)	4.07%	3.73%

Acquired loans discount accretion, net:
Amount (included in interest income)	$1,386	$1,995	$(609)	(30.5)%
Net interest margin less effect of acquired loan discount accretion(1)	4.01%	3.64%	0.37%

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

Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or the discount is accreted (added to) interest income over the remaining life of the loan. The dollar impact of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining unaccreted discount or unamortized premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. Despite the elevated rate environment, the prepayment rate of portfolio loans, inclusive of those acquired at a premium or discount, remains generally consistent. During the quarters ended March 31, 2026, December 31, 2025 and March 31, 2025, the purchased loan discount accretion was $1.4 million, $0.9 million and $2.0 million, respectively.

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

	Three months ended March 31,
	2026			2025
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$7,041,552	$100,349	5.78%	$6,776,188	$95,378	5.71%
Investment securities - taxable	1,724,884	14,662	3.45%	1,891,280	15,752	3.38%
Investment securities - nontaxable(1)	130,366	1,126	3.50%	133,388	1,149	3.49%
Total investments	1,855,250	15,788	3.45%	2,024,668	16,901	3.39%
Cash at Federal Reserve and other banks	213,361	1,950	3.71%	206,591	2,063	4.05%
Total interest-earning assets	9,110,163	118,087	5.26%	9,007,447	114,342	5.15%
Other assets	802,322			800,769
Total assets	$9,912,485			$9,808,216
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,851,122	$6,384	1.40%	$1,830,315	$6,221	1.38%
Savings deposits	2,803,853	10,366	1.50%	2,730,262	12,198	1.81%
Time deposits	1,127,816	9,173	3.30%	1,120,843	10,446	3.78%
Total interest-bearing deposits	5,782,791	25,923	1.82%	5,681,420	28,865	2.06%
Other borrowings	10,742	1	0.04%	89,465	969	4.39%
Junior subordinated debt	41,238	677	6.66%	101,201	1,701	6.82%
Total interest-bearing liabilities	5,834,771	26,601	1.85%	5,872,086	31,535	2.18%
Noninterest-bearing deposits	2,551,500			2,514,373
Other liabilities	170,938			169,763
Shareholders’ equity	1,355,276			1,251,994
Total liabilities and shareholders’ equity	$9,912,485			$9,808,216
Net interest spread(2)			3.41%			2.97%
Net interest income and interest margin(3)		$91,486	4.07%		$82,807	3.73%
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
Net interest income (FTE) during the three months ended March 31, 2026, increased $8.7 million or 10.5% to $91.5 million compared to $82.8 million during the three months ended March 31, 2025. Net interest margin totaled 4.07% for the three months ended March 31, 2026, an increase of 34 basis points from the same quarter in 2025. The primary drivers behind the change in net interest margin is related to an increase in average loan balances, improving interest income by $3.8 million, coupled with a decline in yields paid on interest-bearing deposits improving net interest income by $2.9 million, with yields paid declining by 24 basis points between the quarter ended March 31, 2026, and the same quarter of the prior year. The accretion of discounts from acquired loans added 8 basis points and 12 basis points to loan yields during the quarters ended March 31, 2026 and March 31, 2025, respectively. Finally, the average balance of noninterest-bearing deposits increased by $37.1 million from the three-month average as of March 31, 2026.

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

	Three months ended March 31, 2026 compared with three months ended March 31, 2025
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$3,788	$1,183	$4,971
Investment securities	(1,432)	319	(1,113)
Cash at Federal Reserve and other banks	69	(182)	(113)
Total interest-earning assets	2,425	1,320	3,745
Increase (decrease) in interest expense:
Interest-bearing demand deposits	72	91	163
Savings deposits	333	(2,165)	(1,832)
Time deposits	66	(1,339)	(1,273)
Total interest-bearing deposits	471	(3,413)	(2,942)
Other borrowings	(864)	(104)	(968)
Junior subordinated debt	(1,022)	(2)	(1,024)
Total interest-bearing liabilities	(1,415)	(3,519)	(4,934)
Increase in net interest income	$3,840	$4,839	$8,679
Net interest income (FTE) during the three months ended March 31, 2026 increased $8.7 million to $91.5 million compared to $82.8 million during the three months ended March 31, 2025. As noted above, the increase in net interest income (FTE) was due largely to higher average loan balances and lower rates paid for interest-bearing deposits, both of which have a beneficial impact on net interest income.

Asset Quality and Credit Loss Provisioning
During the three months ended March 31, 2026, the Company recorded a provision for credit losses of $3.3 million, as compared to $3.0 million during the trailing quarter, and $3.7 million during the first quarter of 2025.

	Three months ended
(dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Addition to allowance for credit losses	$2,970	$2,400	$2,663
Reversal (addition to) reserve for unfunded loan commitments	355	600	1,065
Total provision for credit losses	$3,325	$3,000	$3,728
The allowance for credit losses (ACL) was $127.9 million or 1.81% of total loans as of March 31, 2026. The provision for credit losses on loans of $3.3 million recorded allocated approximately $2.9 million toward individually evaluated loans and $0.4 million to replenish quarterly net charge-offs.

	Three months ended March 31,
(dollars in thousands)	2026	2025
Balance, beginning of period	$125,762	$125,366
Provision for credit losses	2,970	2,663
Loans charged-off	(912)	(374)
Recoveries of previously charged-off loans	119	768
Balance, end of period	$127,939	$128,423
The net charge-offs incurred during the quarter were spread amongst numerous borrowers and loan types.
The net change in reserves on collective loan pools was minimal as of the quarter ended March 31, 2026. On a gross basis, the Company did benefit from declining required general reserves for consumer loans, which was offset by increases in required general reserves for commercial real estate lending. Additionally, Management notes that economic indicators through the end of the current quarter, as well as actual and forecasted trends including, but not limited to, unemployment, gross domestic product, and corporate borrowing rates continued to evidence stability and were supportive of general economic expansion, and generally consistent with the trailing period ended December 31, 2025, which is aligned with the Company's direct experiences with borrowers. Management's proactive portfolio management policies and ongoing dialogue with borrowers suggests caution continues to be warranted. Actions by the Federal Reserve to further cut rates during 2026 or stimulative policies by the Federal government may help further improve this outlook overall, but the uncertainty associated with the extent and timing of these potential reductions has inhibited a material change to monetary policy assumptions. Furthermore, political policy risks both domestic and international remain unresolved, which could quickly lead to further negative effects on domestic economic outcomes. The uncertainties related to the extent and duration of escalation within the Middle East, and potential domestic economic impact from volatility in oil prices and the impact on inflation risks, continue to present challenges in correlating potential improvement of credit risks within the Company's loan portfolio. Therefore, management continues to believe that certain credit weaknesses are present in the overall economy and that it is appropriate to maintain a reserve level that incorporates such risk factors.

(dollars in thousands)	As of March 31, 2026	% of Loans Outstanding	As of December 31, 2025	% of Loans Outstanding	As of March 31, 2025	% of Loans Outstanding
Risk Rating:
Pass	$6,813,091	96.39%	$6,874,545	96.68%	$6,582,345	96.50%
Special Mention	113,778	1.61%	109,768	1.54%	106,243	1.56%
Substandard	141,329	2.00%	126,774	1.78%	132,186	1.94%
Total	$7,068,198	100.00%	$7,111,087	100.00%	$6,820,774	100.00%

Classified loans to total loans	2.00%		1.78%		1.94%
Loans past due 30+ days to total loans	0.69%		0.53%		0.66%
ACL to non-performing loans	184.20%		195.84%		234.12%
The ratio of classified loans to total loans of 2.00% as of March 31, 2026, was an increase of 22 basis points from December 31, 2025, and 6 basis points from the comparative quarter ended 2025. The change in classified loans outstanding as compared to the trailing quarter represented an increase of approximately $14.6 million.
Loans past due 30 days or more increased by $11.0 million during the quarter ended March 31, 2026, to $48.9 million, as compared to $37.9 million at December 31, 2025. The majority of loans identified as past due are well-secured by collateral, and approximately $22.9 million are less than 90 days delinquent.
Non-performing loans increased by $5.2 million during the quarter ended March 31, 2026 to $69.5 million as compared to $64.2 million at December 31, 2025. The credit and collateral profiles of non-performing loans remain generally consistent with the trailing quarter. As noted previously, management continues to proactively work with these borrowers to identify actionable and appropriate resolution strategies which are customary for the industries. Management anticipates that these proactive strategies, specifically within agricultural real estate secured and agricultural commercial loans, will further benefit from the continued improvement in agricultural commodity prices, stable water supply, and growing crop demand. Of the $69.5 million loans designated as non-performing as of March 31, 2026, approximately $38.2 million are current or less than 30 days past due with respect to payments required under their existing loan agreements.
Management continues to proactively assess the repayment capacity of borrowers that will be subject to rate resets in the near term. To date this analysis as well as management's observations of loans that have experienced a rate reset, have resulted in an insignificant need to provide concessions to borrowers.
As of March 31, 2026, other real estate owned consisted of 14 properties with a carrying value of approximately $7.0 million, as compared to 12 properties with a carrying value of $6.2 million at December 31, 2025. Non-performing assets of $76.4 million at March 31, 2026, represented 0.77% of total assets, a change from $70.5 million or 0.72% and $57.5 million or 0.59% as of December 31, 2025 and March 31, 2025, respectively.
Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended March 31,
(in thousands)	2026	2025	$ Change	% Change
ATM and interchange fees	$6,269	$6,106	$163	2.7%
Service charges on deposit accounts	5,209	4,914	295	6.0%
Other service fees	1,487	1,359	128	9.4%
Mortgage banking service fees	427	439	(12)	(2.7)%
Change in value of mortgage servicing rights	(232)	(140)	(92)	(65.7)%
Total service charges and fees	13,160	12,678	482	3.8%
Increase in cash value of life insurance	816	820	(4)	(0.5)%
Asset management and commission income	2,049	1,488	561	37.7%
Gain on sale of loans	397	344	53	15.4%
Lease brokerage income	97	66	31	47.0%
Sale of customer checks	364	345	19	5.5%
(Loss) gain on sale or exchange of investment securities	17	(1,146)	1,163	(101.5)%
(Loss) gain on marketable equity securities	(17)	39	(56)	(143.6)%
Other	149	1,439	(1,290)	(89.6)%
Total other non-interest income	3,872	3,395	477	14.1%
Total non-interest income	$17,032	$16,073	$959	6.0%
Non-interest income increased $1.0 million or 6.0% to $17.0 million during the three months ended March 31, 2026, compared to $16.1 million during the comparative quarter ended March 31, 2025. Growth in deposit related transactional activities contributed to the elevated service fees, which increased by a combined $0.5 million as compared to the equivalent period in 2025. Further, elevated activity and volume of assets under management drove an increase of $0.6 million or 37.7% in asset management and commission income for the period ended March 31, 2026, as compared to the same period in 2025. Other income during the three months ended March 31, 2026 decreased by $1.3 million, reflecting the absence of excess cash flows from death benefit proceeds totaling $1.2 million in the comparative quarter. In addition, gains on investment security sales totaling $17.0 thousand were recorded during the current quarter as compared to losses on sales of $1.1 million during the same quarter of the prior year.

Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated:

	Three months ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Base salaries, net of deferred loan origination costs	$24,238	$25,401	$(1,163)	(4.6)%
Incentive compensation	4,726	4,038	688	17.0%
Benefits and other compensation costs	7,181	7,416	(235)	(3.2)%
Total salaries and benefits expense	36,145	36,855	(710)	(1.9)%
Occupancy	4,459	4,077	382	9.4%
Data processing and software	5,287	5,058	229	4.5%
Equipment	1,354	1,284	70	5.5%
Intangible amortization	430	514	(84)	(16.3)%
Advertising	835	1,204	(369)	(30.6)%
ATM and POS network charges	1,668	1,851	(183)	(9.9)%
Professional fees	1,639	1,518	121	8.0%
Telecommunications	442	488	(46)	(9.4)%
Regulatory assessments and insurance	1,305	1,283	22	1.7%
Postage	346	320	26	8.1%
Operational losses	520	424	96	22.6%
Courier service	520	488	32	6.6%
(Gain) loss on sale or acquisition of foreclosed assets	—	(3)	3	(100.0)%
(Gain) loss on disposal of fixed assets	(15)	85	(100)	(117.6)%
Other miscellaneous expense	4,117	4,139	(22)	(0.5)%
Total other non-interest expense	22,907	22,730	177	0.8%
Total non-interest expense	$59,052	$59,585	$(533)	(0.9)%
Average full time equivalent staff	1,117	1,194	(77)	(6.4)%
Total non-interest expense decreased $0.5 million or 0.9% to $59.1 million during the three months ended March 31, 2026, as compared to $59.6 million for the quarter ended March 31, 2025. Total salaries and benefits expense decreased by $0.7 million or 1.9% on a net basis, largely attributed to the reductions in FTE. Changes in other non-interest expense line items were mixed during the quarter ended March 31, 2026, but essentially flat and due to timing differences rather than unique changes in operations, resulting in a net increase of $0.2 million, led by an increase in occupancy expense of $0.4 million following the Company's expansion in the Bay Area.

Income Taxes
The Company’s effective tax rate was 26.6% for the quarter ended March 31, 2026, as compared to 27.8% for the quarter ended December 31, 2025, and 26.3% for the quarter ended March 31, 2025. Differences between the Company's effective tax rate and applicable federal and state blended statutory rate of approximately 29.6% are due to the proportion of non-taxable revenues, non-deductible expenses, and benefits from tax credits as compared to the levels of pre-tax earnings.
Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. The following is a comparison of the quarterly change in certain assets and liabilities:

Ending balances	March 31, 2026	December 31, 2025		Annualized % Change
(dollars in thousands)			$ Change
Total assets	$9,948,211	$9,822,063	$126,148	5.1%
Total loans	7,068,198	7,111,087	(42,889)	(2.4)
Total investments	1,871,138	1,842,417	28,721	6.2
Total deposits	8,403,588	8,263,901	139,687	6.8
Total other borrowings	11,455	11,713	(258)	(8.8)

Loans outstanding decreased by $42.9 million or 2.4% on an annualized basis during the quarter ended March 31, 2026. During the quarter, gross loan originations/draws totaled approximately $388.7 million while gross payoffs/repayments of loans totaled $442.2 million, which compares to gross originations/draws and gross payoffs/repayments during the trailing quarter ended of $502.8 million and $418.1 million, respectively. Origination volume contracted from the trailing quarter but expanded by comparison with the same quarter of prior years. However, the level of payoff and paydown was elevated during the quarter by comparison to both the trailing and prior year quarters. Domestically, the macro-economic outlook remains optimistic for borrowers following the passage of tax and spending legislation that is expected to promote continued economic expansion through the remainder of 2026. The activity within loan payoffs/repayments remains generally consistent with recent quarters and spread amongst numerous borrowers, regions and loan types.
Investment security balances increased $28.7 million or 6.2% on an annualized basis during the quarter as a result of purchases of $90.7 million, partially offset by net prepayments/maturities of $55.2 million and net decreases in the market value of securities of $6.6 million. Investment security purchases were comprised of fixed rate agency mortgage-backed securities. While management intends to primarily utilize cash flows from the investment security portfolio and organic deposit growth to support loan growth, excess liquidity will be utilized for purchases of investment securities to support net interest income growth and net interest margin expansion.
Deposit balances increased by $139.7 million or 6.8% annualized during the period. There were no deposits sold as of March 31, 2026, compared to $72.9 million as of the trailing quarter end.

The following is a comparison of the year over year change in certain assets and liabilities:

Ending balances	As of March 31,			% Change
(dollars in thousands)	2026	2025	$ Change
Total assets	$9,948,211	$9,819,599	$128,612	1.3%
Total loans	7,068,198	6,820,774	247,424	3.6
Total investments	1,871,138	1,979,116	(107,978)	(5.5)
Total deposits	8,403,588	8,205,332	198,256	2.4
Total other borrowings	11,455	91,706	(80,251)	(87.5)
Investment Securities
The following table presents the available for sale debt securities portfolio by major type as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$1,119,067	63.4%	$1,064,028	61.4%
Obligations of states and political subdivisions	217,430	12.3%	220,686	12.7%
Corporate bonds	1,973	0.1%	4,958	0.3%
Asset backed securities	259,851	14.7%	269,520	15.6%
Non-agency mortgage backed	167,151	9.5%	172,739	10.0%
Total debt securities available for sale	$1,765,472	100.0%	$1,731,931	100.0%

	March 31, 2026		December 31, 2025
(in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$84,176	98.2%	$88,980	98.3%
Obligations of states and political subdivisions	1,564	1.8%	1,564	1.7%
Total debt securities held to maturity	$85,740	100.0%	$90,544	100.0%
Investment securities held to maturity decreased $4.8 million to $85.7 million as of March 31, 2026, as compared to December 31, 2025. This decrease is attributable to calls and principal repayments of $47.4 million, and amortization of net purchase premiums of $0.1 million.
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
The following table shows the Company’s loan balances, net of deferred loan costs and discounts, as of the dates indicated:

(in thousands)	March 31, 2026		December 31, 2025
Commercial real estate	$4,908,229	69.4%	$4,853,762	68.3%
Consumer	1,282,181	18.1%	1,314,610	18.5%
Commercial and industrial	465,081	6.6%	464,428	6.5%
Construction	262,872	3.7%	301,045	4.2%
Agriculture production	145,463	2.1%	172,494	2.5%
Leases	4,372	0.1%	4,748	—%
Total loans	$7,068,198	100.0%	$7,111,087	100.0%

Nonperforming Assets
The following tables set forth the amount of the Company’s NPAs as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(in thousands)	March 31, 2026	December 31, 2025
Performing nonaccrual loans	$47,033	$40,762
Nonperforming nonaccrual loans	22,240	23,374
Total nonaccrual loans	69,273	64,136
Loans 90 days past due and still accruing	185	83
Total nonperforming loans	69,458	64,219
Foreclosed assets	6,966	6,245
Total nonperforming assets	$76,424	$70,464
Nonperforming assets to total assets	0.77%	0.72%
Nonperforming loans to total loans	0.98%	0.90%
Allowance for credit losses to nonperforming loans	184%	196%

Changes in nonperforming assets during the three months ended March 31, 2026

(in thousands)	Balance at December 31, 2025	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at March 31, 2026
Commercial real estate:
CRE non-owner occupied	$7,089	1,728	(207)	—	—	$8,610
CRE owner occupied	7,733	10,285	(146)	—	—	17,872
Multifamily	435	—	(8)	—	—	427
Farmland	31,615	—	(5,078)	—	—	26,537
Total commercial real estate loans	46,872	12,013	(5,439)	—	—	53,446
Consumer
SFR 1-4 1st DT liens	6,246	1,126	(764)	—	(220)	6,388
SFR HELOCs and junior liens	5,474	951	(1,654)	—	—	4,771
Other	459	94	(30)	(102)	—	421
Total consumer loans	12,179	2,171	(2,448)	(102)	(220)	11,580
Commercial and industrial	4,013	707	(210)	(621)	—	3,889
Construction	650	42	(3)	(70)	(501)	118
Agriculture production	505	—	(316)	—	—	189
Leases	—	236	—	—	—	236
Total nonperforming loans	64,219	15,169	(8,416)	(793)	(721)	69,458
Foreclosed assets	6,245	—	—	—	721	6,966
Total nonperforming assets	$70,464	15,169	(8,416)	(793)	—	$76,424
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets increased during the three months ended March 31, 2026 by $6.0 million or 8.5% to $76.4 million compared to $70.5 million at December 31, 2025. The increase in nonperforming assets during the first quarter of 2026 was primarily the result of nonperforming loan additions totaling $15.2 million, partially offset by pay-downs and upgrades, which totaled $8.4 million during the quarter, as well as $0.8 million in charge-offs. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the loan loss reserves associated with these loans is sufficient as of March 31, 2026.

(in thousands)
The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses for loans as of the dates indicated:

(in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Allowance for credit losses:
Allowance for collectively evaluated loans	$122,433	$122,556	$118,920
Allowance for individually evaluated loans	5,506	3,206	9,503
Total allowance for credit losses	$127,939	$125,762	$128,423
Allowance for credit losses for loans / total loans	1.81%	1.77%	1.88%
For additional information regarding the allowance for loan losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. For additional information on the current ACL methodology, see "Allowance for Credit Losses - Loans" within footnote 1 of the Company's 10-Q/10-K. Based on the current conditions of the loan portfolio, management believes that the $127.9 million allowance for credit losses at March 31, 2026 is adequate to absorb expected losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for credit losses on loans as of the dates indicated:

(in thousands)	March 31, 2026		December 31, 2025		March 31, 2025
Commercial real estate	$79,910	62.5%	$75,532	60.1%	$72,181	56.2%
Consumer	23,786	18.6%	26,283	20.9%	25,539	19.9%
Commercial and industrial	12,435	9.7%	11,430	9.1%	17,561	13.7%
Construction	8,239	6.4%	8,231	6.5%	10,346	8.1%
Agriculture production	3,548	2.8%	4,265	3.4%	2,768	2.1%
Leases	21	0.0%	21	0.0%	28	0.0%
Total allowance for credit losses	$127,939	100.0%	$125,762	100.0%	$128,423	100.0%

The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

(in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Commercial real estate	1.63%	1.56%	1.56%
Consumer	1.86%	2.00%	2.00%
Commercial and industrial	2.67%	2.46%	3.84%
Construction	3.13%	2.73%	3.47%
Agriculture production	2.44%	2.47%	1.91%
Leases	0.48%	0.44%	0.44%
Total loans	1.81%	1.77%	1.88%

The following table summarizes the activity in the allowance for credit losses for the periods indicated:

	Three months ended March 31,
(in thousands)	2026	2025
Allowance for credit losses:
Balance at beginning of period	$125,762	$125,366
Provision for credit losses	2,970	2,663
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—
CRE owner occupied	—	—
Multifamily	—	—
Farmland	—	—
Consumer:
SFR 1-4 1st DT liens	—	—
SFR HELOCs and junior liens	—	—
Other	(221)	(117)
Commercial and industrial	(621)	(257)
Construction	(70)	—
Agriculture production	—	—
Leases	—	—
Total loans charged-off	(912)	(374)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	1	—
CRE owner occupied	—	—
Multifamily	—	—
Farmland	—	—
Consumer:
SFR 1-4 1st DT liens	—	—
SFR HELOCs and junior liens	7	12
Other	52	37
Commercial and industrial	48	106
Construction	—	—
Agriculture production	11	613
Leases	—	—
Total recoveries of previously charged-off loans	119	768
Net charge-offs	(793)	394
Balance at end of period	$127,939	$128,423
Average total loans	$7,041,552	$6,776,188
Ratios (annualized):
Net (charge-offs) recoveries during period to average loans outstanding during period	(0.05)%	0.02%
Provision for credit losses to average loans outstanding during period	0.17%	0.16%

Foreclosed Assets, Net of Allowance for Losses
The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses, for the three months ended March 31, 2026:

(in thousands)	Balance at December 31, 2025	Sales	Valuation Adjustments	Transfers from Loans	Balance at March 31, 2026
Land & construction	$3,592	$—	$—	$501	$4,093
Residential real estate	1,754	—	—	220	1,974
Commercial real estate	899	—	—	—	899
Total foreclosed assets	$6,245	$—	$—	$721	$6,966
Deposits
During the three months ended March 31, 2026, the Company’s deposits increased by $139.7 million to $8.4 billion at quarter end. There were no brokered deposits included in the deposit balances as of March 31, 2026 and December 31, 2025. Estimated uninsured deposits totaled $2.7 billion and $2.9 billion as of March 31, 2026 and December 31, 2025, respectively.
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
The Company's Board of Directors has approved the authorization to repurchase up to 2.0 million shares of the Company's common stock (the 2025 Repurchase Plan or the 2025 Program). The Company’s 2025 Share Repurchase Program replaces and supersedes the 2021 Share Repurchase Program which has been terminated as of December 31, 2025. The actual timing of any share repurchases will be determined by the Company's management and therefore the total value of the shares to be purchased under the 2025 Program is subject to change. The 2025 Program has no expiration date but the Board may suspend or discontinue the program at any time.
During the three months ended March 31, 2026, the Company repurchased 447,211 shares with market value totaling $21.6 million. There were no shares repurchased in 2025 under the 2025 Program, however, during the three months ended March 31, 2025 the Company purchased 89,654 shares with market value of $3.7 million under the 2021 Share Repurchase Program. As of March 31, 2026, approximately 1,553,000 shares remain authorized for repurchase.
Total shareholders' equity decreased by $4.0 million during the quarter ended March 31, 2026, as net income of $33.7 million was offset by a $4.6 million increase in accumulated other comprehensive losses, $11.5 million in cash dividends on common stock and $21.6 million in share repurchase activity. As a result, the Company’s book value increased to $41.49 per share at March 31, 2026, compared to $41.07 at December 31, 2025. The Company’s tangible book value per share, a non-GAAP measure, calculated by subtracting goodwill and other intangible assets from total shareholders’ equity and dividing that sum by total shares outstanding, was $31.82 per share at March 31, 2026, as compared to $31.52 at December 31, 2025.
The following is a comparison of various capital ratios for the current period with the trailing quarter and applicable minimum regulatory requirements.

	March 31, 2026		December 31, 2025
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total risk based capital	15.1%	10.5%	15.1%	10.5%
Tier I capital	13.8%	8.5%	13.8%	8.5%
Common equity Tier 1 capital	13.3%	7.0%	13.3%	7.0%
Leverage	11.9%	4.0%	11.8%	4.0%
See Note 10 and Note 16 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

As of March 31, 2026, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depository shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with current and prospective covenants in credit agreements.

Liquidity
The Company's primary sources of liquidity include the following for the periods indicated:

(dollars in thousands)	March 31, 2026	December 31, 2025
Borrowing capacity at correspondent banks and FRB	$3,000,757	$2,905,789
Less: borrowings outstanding	—	—
Unpledged available-for-sale investment securities	1,018,167	963,625
Cash held or in transit with FRB	248,866	98,067
Total primary liquidity	$4,267,790	$3,967,481
At March 31, 2026, the Company's primary sources of liquidity represented 51% of total deposits and 156% of estimated total uninsured (excluding collateralized municipal deposits and intercompany balances) deposits, respectively. As secondary sources of liquidity, the Company's held-to-maturity investment securities had a fair value of $82.0 million, including approximately $3.8 million in net unrealized losses.
The Company’s profitability during the first three months of 2026 generated cash flows from operations of $33.7 million compared to $24.5 million during the first three months of 2025. Net cash from investing activities was $5.1 million for the three months ended March 31, 2026, compared to net cash from investing activities of $33.9 million during the three months ending 2025. Financing activities provided $105.5 million during the three months ended March 31, 2026, compared to using $104.9 million during the three months ended March 31, 2025.
The types of contractual obligations of the Company and Bank, include but are not limited to term subordinated debt, operating leases, deferred compensation and supplemental retirement plans as well as off-balance sheet commitments such as unfunded loans and letters of credit, are consistent with those as of December 31, 2025. However, as borrowings have been repaid, the borrowing capacity at correspondent banks has increased. In addition, as the balance of investment securities has declined, so has the balance of unpledged securities. In total, and as illustrated above, the balance of total primary liquidity has increased during the first three months of 2026.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments, which have historically included dividends to shareholders, scheduled debt service payments, and general operations. Shareholder dividends are expected to continue subject to the Board’s discretion and management's continuing evaluation of capital levels, earnings, asset quality and other factors. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to cover the Company's cash flow needs. However, the Company and its ability to generate liquidity through either the issuance of stock or debt, also serves as a potential source of strength for the Bank. Dividends paid by the Company to holders of its common stock used $11.5 million of cash during the three months ended March 31, 2026. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

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

	Three months ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Net interest margin
Acquired loans discount accretion, net:
Amount (included in interest income)	$1,386	$1,995
Effect on average loan yield	0.08%	0.12%
Effect on net interest margin (FTE)	0.06%	0.09%
Net interest margin (FTE)	4.07%	3.73%
Net interest margin less effect of acquired loan discount accretion (Non-GAAP)	4.01%	3.64%

	Three months ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Pre-tax pre-provision return on average assets or equity
Net income (GAAP)	$33,685	$26,363
Exclude provision for income taxes	12,196	8,939
Exclude provision for credit losses	3,325	3,728
Net income before income tax and provision expense (Non-GAAP)	$49,206	$39,030

Average assets (GAAP)	$9,912,485	$9,808,216
Average equity (GAAP)	$1,355,276	$1,251,994

Return on average assets (GAAP) (annualized)	1.38%	1.09%
Pre-tax pre-provision return on average assets (Non-GAAP) (annualized)	2.01%	1.61%
Return on average equity (GAAP) (annualized)	10.08%	8.54%
Pre-tax pre-provision return on average equity (Non-GAAP) (annualized)	14.72%	12.64%

	Three months ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Return on tangible common equity
Average total shareholders' equity	$1,355,276	$1,251,994
Exclude average goodwill	304,442	304,442
Exclude average other intangibles	4,319	6,234
Average tangible common equity (Non-GAAP)	$1,046,515	$941,318

Net income (GAAP)	$33,685	$26,363
Exclude amortization of intangible assets, net of tax effect	303	362
Tangible net income available to common shareholders (Non-GAAP)	$33,988	$26,725

Return on average equity (GAAP) (annualized)	10.08%	8.54%
Return on average tangible common equity (Non-GAAP)	13.17%	11.51%

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Tangible shareholders' equity to tangible assets
Shareholders' equity (GAAP)	$1,324,026	$1,328,001
Exclude goodwill and other intangible assets, net	308,483	308,913
Tangible shareholders' equity (Non-GAAP)	$1,015,543	$1,019,088

Total assets (GAAP)	$9,948,211	$9,822,063
Exclude goodwill and other intangible assets, net	308,483	308,913
Total tangible assets (Non-GAAP)	$9,639,728	$9,513,150

Shareholders' equity to total assets (GAAP)	13.31%	13.52%
Tangible shareholders' equity to tangible assets (Non-GAAP)	10.53%	10.71%

	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Tangible common shareholders' equity per share
Tangible shareholders' equity (Non-GAAP)	$1,015,543	$1,019,088
Common shares outstanding at end of period	31,910,590	32,334,974

Common shareholders' equity (book value) per share (GAAP)	$41.49	$41.07
Tangible common shareholders' equity (tangible book value) per share (Non-GAAP)	$31.82	$31.52

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates as well as the mix shift of interest earning assets and interest bearing liabilities occurring subsequent to December 31, 2025, the following update of the Company’s assessment of market risk as of March 31, 2026 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2025.
As of March 31, 2026, the Company's loan portfolio consisted of approximately $7.1 billion in outstanding principal with a weighted average coupon rate of 5.78%. During the three-month periods ending March 31, 2026, December 31, 2025, and March 31, 2025, the weighted average coupon on loan production in the quarter was 6.33%, 6.32% and 6.96%. Included in the March 31, 2026 total loans balance are adjustable rate loans totaling $4.7 billion, of which $967.9 million are considered floating based on the Wall Street Prime index. In addition, the Company holds certain investment securities with fair values totaling $274.8 million which are subject to repricing on not less than a quarterly basis.
Management funds the acquisition of nearly all of its earning assets through its core deposit gathering activities. As of March 31, 2026, non-interest bearing deposits represented 30.5% of total deposits. Further, during the quarter ended March 31, 2026, the cost of interest bearing deposits were 1.82% and the cost of total deposits were 1.26%. With the intent of increasing net interest income, management intends to continue to deploy its excess liquidity and/or seek to migrate certain earning assets into higher yielding categories. However, in situations where deposit balances contract, management may rely upon various borrowing facilities or utilize brokered deposits. Thus far during 2026 and the entire 2025 period, management did not utilize any brokered deposits. Management did however utilize term debt borrowing lines from the FHLB during 2025, which was fully repaid in April of 2025. There were no FHLB borrowings outstanding as of or for the quarter ended March 31, 2026.
As of March 31, 2026 the overnight Federal funds effective rate, the rate primarily used in these interest rate shock scenarios, was 3.64%. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve month period utilizing a interest sensitivity (GAP) analysis based on the Company's specific mix of interest earning assets and interest bearing liabilities as of March 31, 2026.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+300 (shock)	(5.7)%	(4.8)%
+200 (shock)	(3.8)%	(3.0)%
+100 (shock)	(1.8)%	(1.0)%
+ 0 (flat)	—	—
-100 (shock)	—%	(1.4)%
-200 (shock)	—%	(4.8)%
-300 (shock)	2.5%	(9.6)%

Item 4.    Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.
During the three months ended March 31, 2026, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
Item 1A — Risk Factors

In evaluating an investment in the Company's common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 2, 2026, and in the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the periods indicated:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs (2)	(d) Maximum number of shares that may yet be purchased under the plans or programs at period end (2)
January 1 - 31, 2026	—	$—	—	2,000,000
February 1 - 28, 2026	184,342	49.41	184,342	1,815,658
March 1 - 31, 2026	280,131	47.51	262,869	1,552,789
Total	464,473	$48.28	447,211
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

Item 5 — Other Information

Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

(c) During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in item 408 of Regulation S-K) for the purchase or sale of the Company's common stock.

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

TRICO BANCSHARES
(Registrant)

Date: May 8, 2026	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)