Form 10-Q
period 2026-06-30
TRICO BANCSHARES /
filed 2026-08-07
CIK 356171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-Q
___________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended: June 30, 2026

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
Common stock, no par value: 31,966,630 shares outstanding as of August 5, 2026.

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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TRICO BANCSHARES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data; unaudited)

	June 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$77,063	$92,914
Cash at Federal Reserve and other banks	28,158	64,100
Cash and cash equivalents	105,221	157,014
Investment securities:
Marketable equity securities	2,665	2,692
Available for sale debt securities, at fair value (amortized cost of $1,857,352 and $1,883,412)	1,695,669	1,731,931
Held to maturity debt securities, at amortized cost, net of allowance for credit losses of $0	80,789	90,544
Restricted equity securities	17,250	17,250
Loans held for sale	1,880	2,695
Loans	7,311,090	7,111,087
Allowance for credit losses	(130,187)	(125,762)
Total loans, net	7,180,903	6,985,325
Premises and equipment, net	69,356	69,724
Cash value of life insurance	137,465	137,253
Accrued interest receivable	33,510	33,652
Goodwill	304,442	304,442
Other intangible assets, net	3,611	4,471
Operating leases, right-of-use	23,647	25,505
Other assets	274,355	259,565
Total assets	$9,930,763	$9,822,063
Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,606,809	$2,594,032
Interest-bearing	5,762,021	5,669,869
Total deposits	8,368,830	8,263,901
Accrued interest payable	7,149	8,795
Operating lease liability	25,300	27,278
Other liabilities	134,134	141,137
Other borrowings	10,519	11,713
Junior subordinated debt	41,238	41,238
Total liabilities	8,587,170	8,494,062
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value: 1,000,000 shares authorized, zero issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, no par value: 50,000,000 shares authorized; 31,965,507 and 32,334,974 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	674,014	682,362
Retained earnings	771,368	740,244
Accumulated other comprehensive loss, net of tax	(101,789)	(94,605)
Total shareholders’ equity	1,343,593	1,328,001
Total liabilities and shareholders’ equity	$9,930,763	$9,822,063
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest and dividend income:
Loans, including fees	$104,595	$98,695	$204,944	$194,073
Investments:
Taxable securities	14,102	14,548	27,890	29,921
Tax exempt securities	865	879	1,731	1,763
Dividends	204	373	1,078	752
Interest bearing cash at Federal Reserve and other banks	1,220	1,866	3,170	3,929
Total interest and dividend income	120,986	116,361	238,813	230,438
Interest expense:
Deposits	26,665	28,038	52,588	56,903
Other borrowings	7	92	8	1,061
Junior subordinated debt	684	1,712	1,361	3,413
Total interest expense	27,356	29,842	53,957	61,377
Net interest income	93,630	86,519	184,856	169,061
Provision for credit losses	2,655	4,665	5,980	8,393
Net interest income after credit loss provision	90,975	81,854	178,876	160,668
Non-interest income:
Service charges and fees	13,998	13,650	27,158	26,328
Gain on sale of loans	485	503	882	847
Gain (loss) on sale or call of investment securities	—	4	17	(1,142)
Asset management and commission income	1,761	1,635	3,810	3,123
Increase in cash value of life insurance	875	842	1,691	1,662
Other	1,127	456	1,720	2,345
Total non-interest income	18,246	17,090	35,278	33,163
Non-interest expense:
Salaries and related benefits	38,972	38,286	75,117	75,141
Other	23,953	22,845	46,860	45,575
Total non-interest expense	62,925	61,131	121,977	120,716
Income before provision for income taxes	46,296	37,813	92,177	73,115
Provision for income taxes	12,127	10,271	24,323	19,210
Net income	$34,169	$27,542	$67,854	$53,905
Per share data:
Basic earnings per share	$1.07	$0.84	$2.12	$1.64
Diluted earnings per share	$1.06	$0.84	$2.10	$1.63
Dividends per share	$0.36	$0.33	$0.72	$0.66
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$34,169	$27,542	$67,854	$53,905
Other comprehensive income, net of tax:
Unrealized (losses) gains on available for sale securities arising during the period	(2,539)	9,008	(7,184)	31,106
Change in minimum pension liability	—	—	—	—
Change in joint beneficiary agreements	—	—	—	—
Other comprehensive (loss) income	(2,539)	9,008	(7,184)	31,106
Comprehensive income	$31,630	$36,550	$60,670	$85,011

See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share and per share data; unaudited)

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at April 1, 2025	32,892,488	$692,500	$693,383	$(130,364)	$1,255,519
Net income			27,542		27,542
Other comprehensive income (loss)				9,008	9,008
RSU vesting		883			883
PSU vesting		353			353
RSUs released	49,296				—
Repurchase of common stock	(391,520)	(8,247)	(7,466)		(15,713)
Dividends paid ($0.33 per share)			(10,769)		(10,769)
Three months ended June 30, 2025	32,550,264	$685,489	$702,690	$(121,356)	$1,266,823

Balance at April 1, 2026	31,910,590	$673,507	$749,769	$(99,250)	$1,324,026
Net income			34,169		34,169
Other comprehensive income (loss)				(2,539)	(2,539)
RSU vesting		844			844
PSU vesting		368			368
RSUs released	39,454				—
PSUs released	48,842				—
Repurchase of common stock	(33,379)	(705)	(1,075)		(1,780)
Dividends paid ($0.36 per share)			(11,495)		(11,495)
Three months ended June 30, 2026	31,965,507	$674,014	$771,368	$(101,789)	$1,343,593

	Shares of Common Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2025	32,970,425	$693,462	$679,907	$(152,462)	$1,220,907
Net income			53,905		53,905
Other comprehensive income (loss)				31,106	31,106
RSU vesting		1,680			1,680
PSU vesting		695			695
RSUs released	71,135				—
PSUs released	—				—
Repurchase of common stock	(491,296)	(10,348)	(9,474)		(19,822)
Dividends paid ($0.66 per share)			(21,648)		(21,648)
Six months ended June 30, 2025	32,550,264	685,489	702,690	(121,356)	1,266,823

Balance at January 1, 2026	32,334,974	$682,362	$740,244	$(94,605)	$1,328,001
Net income			67,854		67,854
Other comprehensive income (loss)				(7,184)	(7,184)
RSU vesting		1,534			1,534
PSU vesting		632			632
RSUs released	79,543				—
PSUs released	48,842				—
Repurchase of common stock	(497,852)	(10,514)	(13,689)		(24,203)
Dividends paid ($0.72 per share)			(23,041)		(23,041)
Six months ended June 30, 2026	31,965,507	$674,014	$771,368	$(101,789)	$1,343,593
See accompanying notes to unaudited condensed consolidated financial statements.

TRICO BANCSHARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	For the six months ended June 30,
	2026	2025
Operating activities:
Net income	$67,854	$53,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, and amortization	3,241	3,104
Amortization of intangible assets	860	997
Provision for credit losses	5,980	8,393
Amortization of investment securities premium, net	321	919
(Loss) gain on sale of investment securities	(17)	1,142
Originations of loans for sale	(35,510)	(38,334)
Proceeds from sale of loans originated for sale	36,939	37,984
Gain on sale of loans	(882)	(847)
Change in fair market value of mortgage servicing rights	406	192
Provision for losses on foreclosed assets	—	3
Change in the market value of foreclosed assets	188	(3)
Operating lease expense payments	(3,348)	(2,996)
(Gain) loss on disposal of fixed assets	(15)	90
Increase in cash value of life insurance	(1,691)	(1,662)
Gain on life insurance death benefit	(330)	(1,207)
(Gain) loss on marketable equity securities	27	(47)
Equity compensation vesting expense	2,166	2,375
Change in:
Interest receivable	142	2,276
Interest payable	(1,646)	(1,329)
Amortization of operating lease ROUA	3,228	2,895
Other assets and liabilities, net	(19,073)	(14,100)
Net cash from operating activities	58,840	53,750
Investing activities:
Proceeds from maturities of securities available for sale	154,215	125,572
Proceeds from maturities of securities held to maturity	9,666	10,107
Proceeds from sale and calls of available for sale securities	4,480	30,743
Purchases of securities available for sale	(132,848)	(24,620)
Loan origination and principal collections, net	(201,854)	(198,569)
Proceeds from sale of other real estate owned	—	103
Proceeds from sale of premises and equipment	15	—
Purchases of premises and equipment	(2,607)	(2,715)
Proceeds from the payment of life insurance benefits	1,809	—
Net cash used by investing activities	(167,124)	(59,379)
Financing activities:
Net change in deposits	104,929	288,233
Net change in other borrowings	(1,194)	(71,822)
Repurchase of common stock	(24,203)	(19,822)
Dividends paid	(23,041)	(21,648)
Net cash from financing activities	56,491	174,941
Net change in cash and cash equivalents	(51,793)	169,312
Cash and cash equivalents, beginning of period	157,014	144,956
Cash and cash equivalents, end of period	$105,221	$314,268

See accompanying notes to unaudited condensed consolidated financial statements.

Supplemental disclosure of noncash activities:
Unrealized (loss) gain on securities available for sale	$(10,200)	$44,160
Market value of shares tendered in-lieu of cash to pay for exercise of equity and/or related taxes	2,604	907
Obligations incurred in conjunction with leased assets	778	1,006
Loans transferred to foreclosed assets	721	—
Life insurance receivable	1,809	7,414
Supplemental disclosure of cash flow activity:
Cash paid for interest expense	$22,950	$62,706
Cash paid for income taxes	55,603	19,600

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
The Company maintains two capital subsidiary business trusts (collectively, the “Capital Trusts”), both organized by the Company. For financial reporting purposes, the Company’s investments in the Capital Trusts of $1.2 million are accounted for under the equity method and, accordingly, are not consolidated and are included in other assets on the consolidated balance sheets.
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
Allowance for Credit Losses - Securities
The Company measures expected credit losses on HTM debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on HTM debt securities was considered insignificant at June 30, 2026 and December 31, 2025 and is therefore excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Based on the implied guarantees of the U. S. Government or its agencies related to certain of these investment securities, and the absence of any historical or expected losses, substantially all qualify for a zero loss assumption. Management has separately evaluated its HTM investment securities from obligations of state and political subdivisions utilizing the historical loss data represented by similar securities over a period of time spanning nearly 50 years. As a result of this evaluation, management determined that the expected credit losses associated with these securities is not significant for financial reporting purposes and therefore, no allowance for credit losses has been recognized for any period reported.
The Company evaluates AFS debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the six-month periods ended June 30, 2026 and 2025, respectively.
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
HTM Securities
For HTM debt securities, the Company measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type, then further disaggregated by sector and bond rating. Accrued interest receivable on held-to-maturity (HTM) debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current condition and reasonable and supportable forecasts based on current and expected changes in credit ratings and default rates. Nearly all of the Company's HTM securities are issued by the U. S. Government entities or agencies, and based on the absence of any historical or expected losses, all qualify for a zero loss assumption. Therefore, no allowance for credit losses has been recognized during the six months ended June 30, 2026 and 2025, respectively.
AFS Securities
The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the six months ended June 30, 2026 and 2025, respectively.
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
Accounting Standards Update
Accounting standards adopted in the current period

Standard	Summary of Guidance	Effects on financial statements
None
Accounting standards yet to be adopted

Standard	Summary of Guidance	Effects on financial statements
ASU 2024-03: Disaggregation of Income Statement Expenses (DISE)	•Requires additional disclosure of the nature of expenses included in the income statement to be presented in a tabular format in the footnotes to the financial statements.	ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. This standard is not expected to have a material impact on the Company’s financial statements.

Note 2 - Investment Securities
The amortized cost, estimated fair values and allowance for credit losses of investments in debt securities are summarized in the following tables:

	June 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,217,068	$339	$(120,196)	$1,097,211
Obligations of states and political subdivisions	239,510	72	(20,446)	219,136
Corporate bonds	999	—	(10)	989
Asset backed securities	246,104	159	(948)	245,315
Non-agency collateralized mortgage obligations	153,671	—	(20,653)	133,018
Total debt securities available for sale	$1,857,352	$570	$(162,253)	$1,695,669
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$79,225	$1	$(4,056)	75,170
Obligations of states and political subdivisions	1,564	—	(19)	1,545
Total debt securities held to maturity	$80,789	$1	$(4,075)	$76,715

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt Securities Available for Sale
Obligations of U.S. government agencies	$1,174,813	$1,600	$(112,385)	$1,064,028
Obligations of states and political subdivisions	240,199	110	(19,623)	220,686
Corporate bonds	4,981	3	(26)	4,958
Asset backed securities	270,817	131	(1,428)	269,520
Non-agency collateralized mortgage obligations	192,602	209	(20,072)	172,739
Total debt securities available for sale	$1,883,412	$2,053	$(153,534)	$1,731,931
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$88,980	$5	$(3,552)	$85,433
Obligations of states and political subdivisions	1,564	—	(10)	1,554
Total debt securities held to maturity	$90,544	$5	$(3,562)	$86,987
Proceeds from the sale or call of available for sale investment securities totaled $1.5 million during the three months ended June 30, 2026. with no gross realized gains or losses. Proceeds from the sale or call of available for sale investment securities totaled $0.7 million for the three months ended June 30, 2025, which resulted in gross realized gains of $4.0 thousand. Proceeds from the sale or call of available for sale investment securities totaled $4.5 million and $30.7 million for the six months ended June 30, 2026 and 2025, respectively, resulting in gross realized gains of $17.0 thousand and $1.1 million, respectively.
Investment securities with an aggregate carrying value of $792.7 million and $839.6 million at June 30, 2026 and December 31, 2025, respectively, were pledged as collateral for specific borrowings, lines of credit or local agency deposits.
The amortized cost and estimated fair value of debt securities at June 30, 2026 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2026, obligations of the U.S. government and agencies with a cost basis totaling $1.2 billion consist almost entirely of residential real estate mortgage-backed securities whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by the U.S. government and agencies is categorized based on final maturity date. At June 30, 2026, the Company estimates the average remaining life of these mortgage-backed securities issued by U.S. government corporations and agencies to be approximately 5.7 years. Average remaining life is defined as the time span after which the principal balance has been reduced by half.

As of June 30, 2026, the contractual final maturity for available for sale and held to maturity investment securities is as follows:

Debt Securities	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year	$3,317	$3,298	$17	$17
Due after one year through five years	94,117	90,150	2,584	2,537
Due after five years through ten years	236,030	215,993	77,438	73,446
Due after ten years	1,523,888	1,386,228	750	715
Totals	$1,857,352	$1,695,669	$80,789	$76,715
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of June 30, 2026, the Company has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. There was no allowance for credit losses related to investment securities as of June 30, 2026 or December 31, 2025.
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

June 30, 2026:	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt Securities Available for Sale
Obligations of U.S. government agencies	$182,391	$(3,129)	$857,482	$(117,067)	$1,039,873	$(120,196)
Obligations of states and political subdivisions	21,882	(301)	185,569	(20,145)	207,451	(20,446)
Corporate bonds	988	(10)	—	—	988	(10)
Asset backed securities	21,407	(44)	64,336	(904)	85,743	(948)
Non-agency collateralized mortgage obligations	10,366	(51)	122,652	(20,602)	133,018	(20,653)
Total debt securities available for sale	$237,034	$(3,535)	$1,230,039	$(158,718)	$1,467,073	$(162,253)
Debt Securities Held to Maturity
Obligations of U.S. government agencies	$—	$—	$75,090	$(4,056)	$75,090	$(4,056)
Obligations of states and political subdivisions	1,545	(19)	—	—	1,545	(19)
Total debt securities held to maturity	$1,545	$(19)	$75,090	$(4,056)	$76,635	$(4,075)
The following securities had unrealized losses as of June 30, 2026:
•Obligations of U.S. government corporations and agencies included 161 debt securities with aggregate depreciation of 10.4% from the Company’s amortized cost basis.
•Obligations of states and political subdivisions included 142 debt securities with aggregate depreciation of 9.0% from the Company’s amortized cost basis.
•Corporate bonds included 2 debt securities with aggregate depreciation of 1.1% from the Company’s amortized cost basis.
•Asset backed securities included 18 debt securities with aggregate depreciation of 1.1% from the Company’s amortized cost basis.
•Non-agency collateralized mortgage obligations included 14 debt securities with aggregate depreciation of 13.4% from the Company’s amortized cost basis.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability of cash flows, as of June 30, 2026, the Company has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, the unrealized losses on these securities were caused by the changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities and are not due to the underlying credit of the issuers.

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
The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit rating on a monthly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator:

	June 30, 2026		December 31, 2025
(in thousands)	AAA/AA/A	BBB/BB/B	AAA/AA/A	BBB/BB/B
Obligations of U.S. government agencies	$79,225	$—	$88,980	$—
Obligations of states and political subdivisions	1,564	—	1,564	—
Total debt securities held to maturity	$80,789	$—	$90,544	$—
Note 3 – Loans
A summary of loan balances at amortized cost are as follows:

(in thousands)	June 30, 2026	December 31, 2025
Commercial real estate:
CRE non-owner occupied	$2,575,598	$2,495,849
CRE owner occupied	1,041,498	1,020,770
Multifamily	1,156,848	1,085,698
Farmland	239,936	251,445
Total commercial real estate loans	5,013,880	4,853,762
Consumer:
SFR 1-4 1st DT liens	826,812	842,169
SFR HELOCs and junior liens	429,632	431,772
Other	32,529	40,669
Total consumer loans	1,288,973	1,314,610
Commercial and industrial	559,886	464,428
Construction	298,388	301,045
Agriculture production	146,190	172,494
Leases	3,773	4,748
Total loans, net of deferred loan fees and discounts	$7,311,090	$7,111,087
Total principal balance of loans owed, net of charge-offs	$7,339,336	$7,141,911
Unamortized net deferred loan fees	(15,693)	(15,896)
Discounts to principal balance of loans owed, net of charge-offs	(12,553)	(14,928)
Total loans, net of unamortized deferred loan fees and discounts	$7,311,090	$7,111,087
Allowance for credit losses on loans	$(130,187)	$(125,762)

Note 4 – Allowance for Credit Losses
For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Three months ended June 30, 2026
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$41,647	$—	$—	$536	$42,183
CRE owner occupied	16,286	—	1	(239)	16,048
Multifamily	16,384	—	—	304	16,688
Farmland	5,593	—	—	(852)	4,741
Total commercial real estate loans	79,910	—	1	(251)	79,660
Consumer:
SFR 1-4 1st DT liens	9,929	—	—	522	10,451
SFR HELOCs and junior liens	12,297	(75)	42	608	12,872
Other	1,560	(233)	49	270	1,646
Total consumer loans	23,786	(308)	91	1,400	24,969
Commercial and industrial	12,435	(147)	26	1,173	13,487
Construction	8,239	—	—	212	8,451
Agriculture production	3,548	—	—	54	3,602
Leases	21	—	—	(3)	18
Allowance for credit losses on loans	127,939	(455)	118	2,585	130,187
Reserve for unfunded commitments	8,100	—	—	70	8,170
Total	$136,039	$(455)	$118	$2,655	$138,357

	Allowance for credit losses – Six months ended June 30, 2026
(in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
Commercial real estate:
CRE non-owner occupied	$40,300	$—	$1	$1,882	$42,183
CRE owner occupied	12,712	—	1	3,335	16,048
Multifamily	17,327	—	—	(639)	16,688
Farmland	5,193	—	—	(452)	4,741
Total commercial real estate loans	75,532	—	2	4,126	79,660
Consumer:
SFR 1-4 1st DT liens	11,045	—	—	(594)	10,451
SFR HELOCs and junior liens	13,264	(75)	49	(366)	12,872
Other	1,974	(454)	101	25	1,646
Total consumer loans	26,283	(529)	150	(935)	24,969
Commercial and industrial	11,430	(768)	74	2,751	13,487
Construction	8,231	(70)	—	290	8,451
Agriculture production	4,265	—	11	(674)	3,602
Leases	21	—	—	(3)	18
Allowance for credit losses on loans	125,762	(1,367)	237	5,555	130,187
Reserve for unfunded commitments	7,745	—	—	425	8,170
Total	$133,507	$(1,367)	$237	$5,980	$138,357

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows for the period indicated:

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2026						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2026	2025	2024	2023	2022	Prior
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$220,458	$257,387	$164,810	$143,291	$407,079	$1,205,929	$117,356	$—	$2,516,310
Special Mention	—	—	810	14,351	4,393	23,253	125	—	42,932
Substandard	—	—	975	—	1,601	11,839	1,941	—	16,356
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$220,458	$257,387	$166,595	$157,642	$413,073	$1,241,021	$119,422	$—	$2,575,598
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$53,932	$145,757	$75,765	$73,791	$169,048	$423,276	$48,947	$—	$990,516
Special Mention	—	5,717	133	1,006	3,573	6,191	5,187	—	21,807
Substandard	—	2,850	—	—	7,000	18,920	405	—	29,175
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$53,932	$154,324	$75,898	$74,797	$179,621	$448,387	$54,539	$—	$1,041,498
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2026						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2026	2025	2024	2023	2022	Prior
Commercial real estate:
Multifamily risk ratings
Pass	$57,809	$92,107	$73,048	$55,068	$214,692	$598,034	$48,262	$—	$1,139,020
Special Mention	—	—	—	—	—	1,253	—	—	1,253
Substandard	—	—	—	—	3,441	13,134	—	—	16,575
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$57,809	$92,107	$73,048	$55,068	$218,133	$612,421	$48,262	$—	$1,156,848
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$9,475	$8,794	$22,596	$18,120	$33,164	$49,859	$35,587	$—	$177,595
Special Mention	—	615	—	—	1,937	3,566	494	—	6,612
Substandard	—	—	—	808	9,150	34,190	11,581	—	55,729
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$9,475	$9,409	$22,596	$18,928	$44,251	$87,615	$47,662	$—	$239,936
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$57,470	$73,580	$40,232	$74,518	$147,267	$409,170	$—	$7,216	$809,453
Special Mention	—	—	1,084	—	2,317	3,988	—	180	7,569
Substandard	—	—	—	219	272	8,845	—	454	9,790
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$57,470	$73,580	$41,316	$74,737	$149,856	$422,003	$—	$7,850	$826,812
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
SFR HELOCs and junior liens risk ratings
Pass	$2,401	$1,771	$—	$—	$—	$45	$409,157	$7,005	$420,379
Special Mention	—	—	—	—	—	—	3,673	74	3,747
Substandard	—	—	—	—	—	—	5,234	272	5,506
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$2,401	$1,771	$—	$—	$—	$45	$418,064	$7,351	$429,632
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$75	$—	$75

Consumer loans:
Other risk ratings
Pass	$2,166	$1,143	$3,977	$11,417	$3,243	$8,890	$492	$—	$31,328
Special Mention	—	85	250	64	—	56	19	—	474
Substandard	—	—	3	247	48	427	2	—	727
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$2,166	$1,228	$4,230	$11,728	$3,291	$9,373	$513	$—	$32,529
Year-to-date gross charge-offs	$111	$119	$23	$126	$19	$45	$11	$—	$454

	Term Loans Amortized Cost Basis by Origination Year – As of June 30, 2026						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2026	2025	2024	2023	2022	Prior
Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$75,075	$96,857	$42,542	$30,432	$44,253	$56,919	$196,897	$26	$543,001
Special Mention	192	375	175	3,160	634	87	5,681	—	10,304
Substandard	—	—	369	85	756	2,820	2,483	68	6,581
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$75,267	$97,232	$43,086	$33,677	$45,643	$59,826	$205,061	$94	$559,886
Year-to-date gross charge-offs	$99	$161	$—	$19	$—	$34	$431	$24	$768

Construction loans:
Construction risk ratings
Pass	$48,333	$84,554	$104,880	$33,454	$7,985	$18,340	$—	$—	$297,546
Special Mention	368	368	—	—	—	—	—	—	736
Substandard	—	—	—	—	—	106	—	—	106
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$48,701	$84,922	$104,880	$33,454	$7,985	$18,446	$—	$—	$298,388
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$70	$—	$—	$70

Agriculture production loans:
Agriculture production risk ratings
Pass	$5,517	$2,115	$682	$834	$671	$6,494	$105,453	$—	$121,766
Special Mention	—	—	—	—	—	—	24,166	—	24,166
Substandard	—	—	—	—	99	159	—	—	258
Doubtful/Loss	—	—	—	—	—	—	—		—
Total	$5,517	$2,115	$682	$834	$770	$6,653	$129,619	$—	$146,190
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Leases:
Lease risk ratings
Pass	$3,773	$—	$—	$—	$—	$—	$—	$—	$3,773
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$3,773	$—	$—	$—	$—	$—	$—	$—	$3,773
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$536,409	$764,065	$528,532	$440,925	$1,027,402	$2,776,956	$962,151	$14,247	$7,050,687
Special Mention	560	7,160	2,452	18,581	12,854	38,394	39,345	254	119,600
Substandard	—	2,850	1,347	1,359	22,367	90,440	21,646	794	140,803
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$536,969	$774,075	$532,331	$460,865	$1,062,623	$2,905,790	$1,023,142	$15,295	$7,311,090
Year-to-date gross charge-offs	$210	$280	$23	$145	$19	$149	$517	$24	$1,367

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2025	2024	2023	2022	2021	Prior
Commercial real estate:
CRE non-owner occupied risk ratings
Pass	$262,241	$188,789	$162,739	$417,564	$276,975	$1,007,772	$140,006	$—	$2,456,086
Special Mention	—	818	12,692	1,634	4,566	3,182	105	—	22,997
Substandard	—	—	—	1,728	—	15,038	—	—	16,766
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$262,241	$189,607	$175,431	$420,926	$281,541	$1,025,992	$140,111	$—	$2,495,849
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
CRE owner occupied risk ratings
Pass	$147,249	$79,772	$76,729	$177,644	$168,858	$301,503	$33,540	$—	$985,295
Special Mention	8,636	135	361	1,045	237	5,148	5,184	—	20,746
Substandard	—	—	—	7,244	3,176	4,140	169	—	14,729
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$155,885	$79,907	$77,090	$185,933	$172,271	$310,791	$38,893	$—	$1,020,770
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Multifamily risk ratings
Pass	$92,061	$68,472	$27,502	$185,703	$288,556	$358,396	$48,246	$—	$1,068,936
Special Mention	—	—	—	3,044	443	202	—	—	3,689
Substandard	—	—	—	435	—	12,638	—	—	13,073
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$92,061	$68,472	$27,502	$189,182	$288,999	$371,236	$48,246	$—	$1,085,698
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Farmland risk ratings
Pass	$8,901	$23,038	$18,261	$34,581	$14,831	$49,450	$35,723	$—	$184,785
Special Mention	624	—	—	1,937	2,618	2,462	1,978	—	9,619
Substandard	—	—	816	9,414	20,263	13,252	13,296	—	57,041
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$9,525	$23,038	$19,077	$45,932	$37,712	$65,164	$50,997	$—	$251,445
Period end gross write-offs	$—	$—	$—	$—	$509	$—	$544	$—	$1,053

Consumer loans:
SFR 1-4 1st DT liens risk ratings
Pass	$81,083	$45,517	$87,492	$159,382	$218,999	$225,410	$—	$5,688	$823,571
Special Mention	—	1,091	—	581	4,642	1,918	—	406	8,638
Substandard	—	—	219	284	3,313	5,618	—	526	9,960
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$81,083	$46,608	$87,711	$160,247	$226,954	$232,946	$—	$6,620	$842,169
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2025	2024	2023	2022	2021	Prior
Consumer loans:
SFR HELOCs and junior liens risk ratings
Pass	$2,116	$—	$—	$—	$—	$53	$408,407	$5,407	$415,983
Special Mention	—	—	—	—	—	—	9,482	377	9,859
Substandard	—	—	—	—	—	—	5,604	326	5,930
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$2,116	$—	$—	$—	$—	$53	$423,493	$6,110	$431,772
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans:
Other risk ratings
Pass	$4,222	$4,795	$13,717	$4,010	$4,094	$7,489	$540	$—	$38,867
Special Mention	77	12	202	1	251	153	43	—	739
Substandard	—	69	256	303	190	242	3	—	1,063
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$4,299	$4,876	$14,175	$4,314	$4,535	$7,884	$586	$—	$40,669
Period end gross write-offs	$481	$65	$15	$—	$—	$69	$19	$—	$649

Commercial and industrial loans:
Commercial and industrial risk ratings
Pass	$122,819	$44,904	$35,360	$52,018	$16,922	$6,046	$170,194	$73	$448,336
Special Mention	50	234	2,810	707	—	37	5,330	—	9,168
Substandard	—	310	96	618	2,816	342	2,695	47	6,924
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$122,869	$45,448	$38,266	$53,343	$19,738	$6,425	$178,219	$120	$464,428
Period end gross write-offs	$510	$95	$—	$—	$58	$—	$8,675	$—	$9,338

Construction loans:
Construction risk ratings
Pass	$45,182	$84,196	$104,482	$44,172	$7,021	$13,108	$—	$—	$298,161
Special Mention	372	—	1,862	—	—	—	—	—	2,234
Substandard	—	—	—	—	529	121	—	—	650
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$45,554	$84,196	$106,344	$44,172	$7,550	$13,229	$—	$—	$301,045
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agriculture production loans:
Agriculture production risk ratings
Pass	$1,816	$727	$1,029	$1,409	$393	$7,282	$137,121	$—	$149,777
Special Mention	—	—	—	—	—	—	22,079	—	22,079
Substandard	—	—	—	114	237	135	152	—	638
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$1,816	$727	$1,029	$1,523	$630	$7,417	$159,352	$—	$172,494
Period end gross write-offs	$—	$—	$—	$—	$—	$11	$—	$—	$11

	Term Loans Amortized Cost Basis by Origination Year – As of December 31, 2025						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
(in thousands)	2025	2024	2023	2022	2021	Prior
Leases:
Lease risk ratings
Pass	$4,748	$—	$—	$—	$—	$—	$—	$—	$4,748
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$4,748	$—	$—	$—	$—	$—	$—	$—	$4,748
Period end gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans outstanding:
Risk ratings
Pass	$772,438	$540,210	$527,311	$1,076,483	$996,649	$1,976,509	$973,777	$11,168	$6,874,545
Special Mention	9,759	2,290	17,927	8,949	12,757	13,102	44,201	783	109,768
Substandard	—	379	1,387	20,140	30,524	51,526	21,919	899	126,774
Doubtful/Loss	—	—	—	—	—	—	—	—	—
Total	$782,197	$542,879	$546,625	$1,105,572	$1,039,930	$2,041,137	$1,039,897	$12,850	$7,111,087
Period end gross write-offs	$991	$160	$15	$—	$567	$80	$9,238	$—	$11,051

The following table shows the ending balance of current and past due originated loans by loan category as of the date indicated:

	Analysis of Past Due Loans - As of June 30, 2026
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$740	$338	$2,716	$3,794	$2,571,804	$2,575,598
CRE owner occupied	736	593	4,949	6,278	1,035,220	1,041,498
Multifamily	396	13,068	926	14,390	1,142,458	1,156,848
Farmland	461	—	6,152	6,613	233,323	239,936
Total commercial real estate loans	2,333	13,999	14,743	31,075	4,982,805	5,013,880
Consumer:
SFR 1-4 1st DT liens	2,054	2,454	2,358	6,866	819,946	826,812
SFR HELOCs and junior liens	4,139	594	1,638	6,371	423,261	429,632
Other	433	6	206	645	31,884	32,529
Total consumer loans	6,626	3,054	4,202	13,882	1,275,091	1,288,973
Commercial and industrial	903	564	2,931	4,398	555,488	559,886
Construction	—	—	—	—	298,388	298,388
Agriculture production	—	—	—	—	146,190	146,190
Leases	—	14	242	256	3,517	3,773
Total	$9,862	$17,631	$22,118	$49,611	$7,261,479	$7,311,090

	Analysis of Past Due Loans - As of December 31, 2025
(in thousands)	30-59 days	60-89 days	> 90 days	Total Past Due Loans	Current	Total
Commercial real estate:
CRE non-owner occupied	$1,599	$1,728	$3,692	$7,019	$2,488,830	$2,495,849
CRE owner occupied	3,261	—	2,189	5,450	1,015,320	1,020,770
Multifamily	687	147	—	834	1,084,864	1,085,698
Farmland	—	—	10,937	10,937	240,508	251,445
Total commercial real estate loans	5,547	1,875	16,818	24,240	4,829,522	4,853,762
Consumer:
SFR 1-4 1st DT liens	832	1,968	1,697	4,497	837,672	842,169
SFR HELOCs and junior liens	516	1,305	1,843	3,664	428,108	431,772
Other	183	19	387	589	40,080	40,669
Total consumer loans	1,531	3,292	3,927	8,750	1,305,860	1,314,610
Commercial and industrial	1,619	522	1,629	3,770	460,658	464,428
Construction	—	—	603	603	300,442	301,045
Agriculture production	—	88	480	568	171,926	172,494
Leases	—	—	—	—	4,748	4,748
Total	$8,697	$5,777	$23,457	$37,931	$7,073,156	$7,111,087
The following table shows the ending balance of non accrual loans by loan category as of the date indicated:

	Non Accrual Loans
	As of June 30, 2026			As of December 31, 2025
(in thousands)	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing	Non accrual with no allowance for credit losses	Total non accrual	Past due 90 days or more and still accruing
Commercial real estate:
CRE non-owner occupied	$8,180	$8,180	$—	$7,089	$7,089	$—
CRE owner occupied	10,912	18,094	—	7,733	7,733	—
Multifamily	926	926	—	435	435	—
Farmland	20,669	25,261	—	26,840	31,615	—
Total commercial real estate loans	40,687	52,461	—	42,097	46,872	—
Consumer:
SFR 1-4 1st DT liens	6,370	6,370	—	6,246	6,246	—
SFR HELOCs and junior liens	4,069	4,316	—	5,192	5,474	—
Other	268	540	—	80	459	—
Total consumer loans	10,707	11,226	—	11,518	12,179	—
Commercial and industrial	793	4,626	23	1,228	3,976	36
Construction	106	106	—	650	650	—
Agriculture production	99	159	—	435	460	45
Leases	—	242	—	—	—	—
Sub-total	52,392	68,820	23	55,928	64,137	81
Less: Guaranteed loans	(1,224)	(1,790)	—	(1,667)	(1,688)	—
Total, net	$51,168	$67,030	$23	$54,261	$62,449	$81
Interest income on non accrual loans that would have been recognized during the three months ended June 30, 2026 and 2025, if all such loans had been current in accordance with their original terms, totaled $1.3 million and $2.1 million, respectively. Interest income actually recognized on these originated loans during the three months ended June 30, 2026 and 2025 was $144.0 thousand and $339.0 thousand, respectively.

The following tables present the amortized cost basis of collateral dependent loans by class of loans as of the following periods:

	As of June 30, 2026
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR-1st Deed	SFR-2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,667	$3,139	$—	$2,374	$—	$—	$—	$—	$—	$—	$—	$8,180
CRE owner occupied	15,015	1,368	—	1,711	—	—	—	—	—	—	—	18,094
Multifamily	—	—	—	—	926	—	—	—	—	—	—	926
Farmland	—	—	—	—	—	25,261	—	—	—	—	—	25,261
Total commercial real estate loans	17,682	4,507	—	4,085	926	25,261	—	—	—	—	—	52,461
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	6,370	—	—	—	—	6,370
SFR HELOCs and junior liens	—	—	—	—	—	—	973	3,164	—	—	—	4,137
Other	—	—	—	—	—	—	—	—	544	—	—	544
Total consumer loans	—	—	—	—	—	—	7,343	3,164	544	—	—	11,051
Commercial and industrial	—	—	—	—	—	—	—	—	—	2,383	2,243	4,626
Construction	—	—	—	—	—	—	106	—	—	—	—	106
Agriculture production	—	—	—	51	—	—	—	—	—	20	88	159
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$17,682	$4,507	$—	$4,136	$926	$25,261	$7,449	$3,164	$544	$2,403	$2,331	$68,403

	As of December 31, 2025
(in thousands)	Retail	Office	Warehouse	Other	Multifamily	Farmland	SFR -1st Deed	SFR -2nd Deed	Automobile/Truck	A/R and Inventory	Equipment	Total
Commercial real estate:
CRE non-owner occupied	$2,892	$3,195	$—	$1,002	$—	$—	$—	$—	$—	$—	$—	$7,089
CRE owner occupied	4,564	1,432	—	1,737	—	—	—	—	—	—	—	7,733
Multifamily	—	—	—	—	435	—	—	—	—	—	—	435
Farmland	—	—	—	—	—	31,615	—	—	—	—	—	31,615
Total commercial real estate loans	7,456	4,627	—	2,739	435	31,615	—	—	—	—	—	46,872
Consumer:
SFR 1-4 1st DT liens	—	—	—	—	—	—	6,246	—	—	—	—	6,246
SFR HELOCs and junior liens	—	—	—	—	—	—	1,579	3,687	—	—	—	5,266
Other	—	—	—	—	—	—	—	—	456	—	—	456
Total consumer loans	—	—	—	—	—	—	7,825	3,687	456	—	—	11,968
Commercial and industrial	—	—	—	—	—	—	—	—	—	1,477	2,499	3,976
Construction	—	—	—	529	—	—	121	—	—	—	—	650
Agriculture production	—	—	—	153	—	—	—	—	—	25	282	460
Leases	—	—	—	—	—	—	—	—	—	—	—	—
Total	$7,456	$4,627	$—	$3,421	$435	$31,615	$7,946	$3,687	$456	$1,502	$2,781	$63,926

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearance, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

During the three and six months ended June 30, 2026 and June 30, 2025, respectively, there were no significant loan modifications made to borrowers experiencing financial difficulty. During the three and six months ended June 30, 2026 and June 30, 2025, respectively, there were no loans with payment defaults by borrowers experiencing financial difficulty which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.

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

The following table presents the components of lease expense for the periods ended:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$1,574	$1,401	$3,139	$2,818
Short-term lease cost	51	49	101	95
Variable lease income	(5)	(6)	(11)	(16)
Total lease cost	$1,620	$1,444	$3,229	$2,897
The following table presents supplemental cash flow information related to leases for the periods ended:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,679	$1,486	$3,348	$2,996
ROUA obtained in exchange for operating lease liabilities	$158	$535	$778	$1,006
The following table presents the weighted average operating lease term and discount rate as of the period ended:

	June 30,
	2026	2025
Weighted-average remaining lease term (years)	7.2	7.3
Weighted-average discount rate	3.88%	3.58%
At June 30, 2026, future expected operating lease payments are as follows:

(in thousands)
Periods ending December 31,
2026	$3,053
2027	5,734
2028	4,493
2029	3,180
2030	2,751
Thereafter	9,940
29,151
Discount for present value of expected cash flows	(3,851)
Lease liability at June 30, 2026	$25,300

Note 6 - Deposits
A summary of the balances of deposits follows:

(in thousands)	June 30, 2026	December 31, 2025
Noninterest-bearing demand	$2,606,809	$2,594,032
Interest-bearing demand	1,849,252	1,784,769
Savings	2,769,758	2,775,058
Time certificates, $250,000 or more	518,780	484,858
Other time certificates	624,231	625,184
Total deposits	$8,368,830	$8,263,901
Certificate of deposit balances totaling $100.0 million from the State of California were included in time certificates, $250,000 or more, at June 30, 2026 and December 31, 2025, respectively. The Company participates in a deposit program offered by the State of California whereby the State may make deposits at the Company’s request subject to collateral and credit worthiness constraints. The negotiated rates on these State deposits are generally more favorable than other wholesale funding sources available to the Company.
Overdrawn deposit balances of $2.5 million and $2.7 million were classified as consumer loans at June 30, 2026 and December 31, 2025, respectively.
Note 7 - Other Borrowings
A summary of the balances of other borrowings follows:

(in thousands)	June 30, 2026	December 31, 2025
Other collateralized borrowings, fixed rate, as of June 30, 2026 and December 31, 2025 of 0.05%, payable on July 1, 2026 and January 1, 2026, respectively	$10,519	$11,713
Note 8 - Junior Subordinated Debt
The following table summarizes the terms and recorded balances of each debenture as of the date indicated:

(in thousands)			Coupon Rate (Variable) 3 mo. SOFR +	As of June 30, 2026		As of December 31, 2025
Subordinated Debt Series	Maturity Date	Face Value		Current Coupon Rate	Recorded Book Value	Recorded Book Value
TriCo Cap Trust I	10/7/2033	$20,619	3.05%	6.98%	$20,619	$20,619
TriCo Cap Trust II	7/23/2034	20,619	2.55%	6.48%	20,619	20,619
		$41,238			$41,238	$41,238
Note 9 - Commitments and Contingencies
The following table presents a summary of the Bank’s commitments and contingent liabilities:

(in thousands)	June 30, 2026	December 31, 2025
Financial instruments whose amounts represent risk:
Commitments to extend credit:
Commercial loans	$900,124	$814,732
Consumer loans	613,568	598,264
Real estate mortgage loans	413,215	432,608
Real estate construction loans	287,914	334,130
Standby letters of credit	36,817	38,986
Deposit account overdraft privilege	126,515	125,317
In April 2024, Visa Inc. announced the commencement of an exchange offer for Visa Class B-1 common stock and the Company subsequently tendered all of its Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock. Visa Class B-2 common stock continues to be carried at zero. The Bank owns 6,698 shares of Class B-2 common stock of Visa Inc. which may be convertible into Class A common stock at a conversion ratio of 1.5014 per Class B-2 share. As of June 30,

2026, the value of the Class A shares was $343.09 per share. Utilizing the conversion ratio, the value of unredeemed Class A equivalent shares owned by the Bank was $3.5 million as of June 30, 2026, and has not been reflected in the accompanying consolidated financial statements.
Note 10 - Shareholders’ Equity
Dividends Paid
The Bank paid to the Company cash dividends in the aggregate amounts of $35.1 million and $28.5 million during the three months ended June 30, 2026 and 2025, respectively, and during the equivalent six month periods paid $46.6 million and $40.6 million, respectively. The Bank is regulated by the FDIC and the DFPI. Absent approval from the Commissioner of the DFPI, California banking laws generally limit the Bank’s ability to pay dividends to the lesser of (1) retained earnings or (2) net income for the last three fiscal years, less cash distributions paid during such period.
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
During the three months ended June 30, 2026, the Company repurchased zero shares. During the six months ended June 30, 2026, the Company repurchased 447,211 shares with a market value totaling $21.6 million under the 2025 Program. There were no shares repurchased in 2025 under the 2025 Program, however, during the three and six months ended June 30, 2025 the Company purchased 379,978 and 469,632 shares with market values of $15.2 million and $18.9 million under the 2021 Share Repurchase Program. As of June 30, 2026, approximately 1,553,000 shares remain authorized for repurchase.
Stock Repurchased Under Equity Compensation Plans
The Company's shareholder-approved equity compensation plans permit employees to tender recently vested shares in lieu of cash for the payment of exercise price, if applicable, and the tax withholding on such shares. There were no option exercises during the three and six months ended June 30, 2026 and 2025, respectively. Employees tendered 33,379 and 11,542 shares in connection with the tax withholding requirements of other share-based awards during the three months ended June 30, 2026 and 2025, respectively, and 50,641 and 21,664 shares during the six months then ended, respectively. In total, shares of the Company's common stock tendered had market values of $1.8 million and $0.5 million during the quarters ended June 30, 2026 and 2025, respectively, and $2.6 million and $0.9 million during the respective six month periods. The tendered shares were retired. The market value of tendered shares is the last market trade price at closing on the day an option is exercised or the other share-based award vests. Stock repurchased under equity incentive plans are not included in the total of stock repurchased under the 2025 Program.
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
There were no stock options outstanding as of June 30, 2026 and December 31, 2025.
Activity related to restricted stock unit awards during the six months ended June 30, 2026 is summarized in the following table:

	Service Condition Vesting RSUs	Market Plus Service Condition Vesting RSUs
Outstanding at January 1, 2026	141,089	145,485
RSUs granted	65,327	49,956
RSUs added through dividend and performance credits	1,769	—
RSUs released	(79,543)	(48,842)
RSUs forfeited	(2,868)	(4,503)
Outstanding at June 30, 2026	125,774	142,096

The 125,774 of service condition vesting RSUs outstanding as of June 30, 2026 include a feature whereby each RSU outstanding is credited with a dividend amount equal to any common stock cash dividend declared and paid, and the credited amount is divided by the closing price of the Company’s stock on the dividend payable date to arrive at an additional amount of RSUs outstanding under the original grant. The dividend credits follow the same vesting requirements as the RSU awards and are not considered participating securities. The 125,774 of service condition vesting RSUs outstanding as of June 30, 2026 are expected to vest, and be released, on a weighted-average basis, over the next 2.00 years. The Company expects to recognize $4.4 million of pre-tax compensation costs related to these service condition vesting RSUs between June 30, 2026 and their vesting dates. The Company did not modify any service condition vesting RSUs during the six months ended June 30, 2026 or 2025.
The 142,096 of market plus service condition vesting RSUs outstanding as of June 30, 2026 are expected to vest, and be released, on a weighted-average basis, over the next 2.30 years. The Company expects to recognize $2.4 million of pre-tax compensation costs related to these RSUs between June 30, 2026 and their vesting dates. As of June 30, 2026, the number of market plus service condition vesting RSUs outstanding that will actually vest, and be released, may be reduced to zero or increased to 213,144 depending on the total return of the Company’s common stock versus the total return of an index of bank stocks from the grant date to the vesting date. The Company did not modify any market plus service condition vesting RSUs during the six months ended June 30, 2026 or 2025.
Note 12 - Non-interest Income and Expense
The following tables summarize the Company’s non-interest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
ATM and interchange fees	$6,771	$6,590	$13,040	$12,696
Service charges on deposit accounts	5,453	5,189	10,662	10,103
Other service fees	1,529	1,485	3,016	2,844
Mortgage banking service fees	419	438	846	877
Change in value of mortgage servicing rights	(174)	(52)	(406)	(192)
Total service charges and fees	13,998	13,650	27,158	26,328
Increase in cash value of life insurance	875	842	1,691	1,662
Asset management and commission income	1,761	1,635	3,810	3,123
Gain on sale of loans	485	503	882	847
Lease brokerage income	48	50	145	116
Sale of customer checks	319	318	683	663
Gain (loss) on sale or exchange of investment securities	—	4	17	(1,142)
Gain (loss) on marketable equity securities	(11)	8	(28)	47
Other	771	80	920	1,519
Total other non-interest income	4,248	3,440	8,120	6,835
Total non-interest income	$18,246	$17,090	$35,278	$33,163

The following tables summarize the Company’s non-interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Base salaries, net of deferred loan origination costs	$25,481	$25,757	$49,719	$51,158
Incentive compensation	6,530	5,223	11,256	9,261
Benefits and other compensation costs	6,961	7,306	14,142	14,722
Total salaries and benefits expense	38,972	38,286	75,117	75,141
Occupancy	4,360	4,200	8,819	8,277
Data processing and software	5,439	4,959	10,726	10,017
Equipment	1,301	1,189	2,655	2,473
Intangible amortization	430	483	860	997
Advertising	729	808	1,564	2,012
ATM and POS network charges	2,051	1,843	3,719	3,694
Professional fees	1,591	1,667	3,230	3,185
Telecommunications	477	513	919	1,001
Regulatory assessments and insurance	1,300	1,297	2,605	2,580
Merger and acquisition expense	850	—	850	—
Postage	407	385	753	705
Operational losses	267	270	787	694
Courier service	576	544	1,096	1,032
Loss (gain) on sale or acquisition of foreclosed assets	—	—	—	(3)
Loss (gain) on disposal of fixed assets	—	5	(15)	90
Other miscellaneous expense	4,175	4,682	8,292	8,821
Total other non-interest expense	23,953	22,845	46,860	45,575
Total non-interest expense	$62,925	$61,131	$121,977	$120,716
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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$34,169	$27,542	$67,854	$53,905
Weighted average number of common shares outstanding	31,924	32,757	32,059	32,854
Effect of dilutive stock options and restricted stock	183	179	189	179
Weighted average number of common shares outstanding used to calculate diluted earnings per share	32,107	32,936	32,248	33,033
Options excluded from diluted earnings per share because of their antidilutive effect	—	—	—	—

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

The components of OCI and related tax effects are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Unrealized holding (losses) gains on available for sale securities before reclassifications	$(3,604)	$12,792	$(10,183)	$43,018
Amounts reclassified out of AOCI:
Realized gain (loss) on debt securities	—	(4)	(17)	1,142
Total amounts reclassified out of accumulated other comprehensive income (loss)	—	(4)	(17)	1,142
Unrealized holding (losses) gains on available for sale securities after reclassifications	(3,604)	12,788	(10,200)	44,160
Tax effect	1,065	(3,780)	3,016	(13,054)
Unrealized holding (losses) gains on available for sale securities, net of tax	(2,539)	9,008	(7,184)	31,106
Change in unfunded status of the supplemental retirement plans before reclassifications	174	164	348	328
Amounts reclassified out of AOCI:
Amortization of actuarial losses	(174)	(164)	(348)	(328)
Total amounts reclassified out of accumulated other comprehensive loss	(174)	(164)	(348)	(328)
Total other comprehensive (loss) income	$(2,539)	$9,008	$(7,184)	$31,106
The components of AOCI, included in shareholders’ equity, are as follows:

(in thousands)	June 30, 2026	December 31, 2025
Net unrealized loss on available for sale securities	$(161,681)	$(151,481)
Tax effect	47,799	44,783
Unrealized holding loss on available for sale securities, net of tax	(113,882)	(106,698)
Unfunded status of the supplemental retirement plans	16,129	16,129
Tax effect	(4,768)	(4,768)
Unfunded status of the supplemental retirement plans, net of tax	11,361	11,361
Joint beneficiary agreement liability	732	732
Tax effect	—	—
Joint beneficiary agreement liability, net of tax	732	732
Accumulated other comprehensive loss	$(101,789)	$(94,605)
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
The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

Fair value at June 30, 2026	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,665	$2,665	$—	$—
Debt securities available for sale:
Obligations of U.S. government and agencies	1,097,211	—	1,097,211	—
Obligations of states and political subdivisions	219,136	—	219,136	—
Corporate bonds	989	—	989	—
Asset backed securities	245,315	—	245,315	—
Non-agency mortgage backed securities	133,018	—	133,018	—
Loans held for sale	1,880	—	1,880	—
Mortgage servicing rights	6,502	—	—	6,502
Total assets measured at fair value	$1,706,716	$2,665	$1,697,549	$6,502

Fair value at December 31, 2025	Total	Level 1	Level 2	Level 3
Marketable equity securities	$2,692	$2,692	$—	$—
Debt securities available for sale:
Obligations of U.S. government and agencies	1,064,028	—	1,064,028	—
Obligations of states and political subdivisions	220,686	—	220,686	—
Corporate bonds	4,958	—	4,958	—
Asset backed securities	269,520	—	269,520	—
Non-agency mortgage backed securities	172,739	—	172,739	—
Loans held for sale	2,695	—	2,695	—
Mortgage servicing rights	6,640	—	—	6,640
Total assets measured at fair value	$1,743,958	$2,692	$1,734,626	$6,640
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between any levels during the six months ended June 30, 2026 or June 30, 2025, respectively.
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

Three months ended June 30,	Beginning Balance	Transfers into (out of) Level 3	Change Included in Earnings	Issuances	Ending Balance
2026: Mortgage servicing rights	$6,530	—	$(174)	$146	$6,502
2025: Mortgage servicing rights	$6,614	—	$(52)	$201	$6,763

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
The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2026 and December 31, 2025:

As of June 30, 2026:	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Mortgage Servicing Rights	$6,502	Discounted cash flow	Constant prepayment rate	6% - 13%; 7.4%
			Discount rate	10% - 14%; 12%
As of December 31, 2025:
Mortgage Servicing Rights	$6,640	Discounted cash flow	Constant prepayment rate	6% - 12.0%; 7.0%
			Discount rate	10% - 14%; 12%
The tables below present the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated, that had a write-down or an additional allowance provided during the periods indicated (in thousands):

June 30, 2026	Total	Level 1	Level 2	Level 3
Fair value:
Collateral dependent loans	$13,263	—	—	$13,263
Foreclosed assets	978	—	—	978
Total assets measured at fair value	$14,241	—	—	$14,241

December 31, 2025	Total	Level 1	Level 2	Level 3
Fair value:
Collateral dependent loans	$7,545	—	—	$7,545
Foreclosed assets	3,562	—	—	3,562
Total assets measured at fair value	$11,107	—	—	$11,107

The tables below present the net (losses) gains resulting from non-recurring fair value adjustments of assets and liabilities for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Collateral dependent loans	$1,891	$(2,485)	$204	$(7,498)
Foreclosed assets	(188)	(3)	(188)	(3)
Total losses from non-recurring measurements	$1,703	$(2,488)	$16	$(7,501)

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2026:

June 30, 2026	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$13,263	Sales comparison approach Income approach	Adjustment for differences between comparable sales; Capitalization rate	Not meaningful N/A
Foreclosed assets (Land)	$355	Sales comparison approach	Adjustment for differences between comparable sales;	Not meaningful N/A
Foreclosed assets (SFR)	$623	Sales comparison approach	Adjustment for differences between comparable sales;	Not meaningful N/A

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

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Level 1 inputs:
Cash and due from banks	$77,063	$77,063	$92,914	$92,914
Cash at Federal Reserve and other banks	28,158	28,158	64,100	64,100
Level 2 inputs:
Securities held to maturity	80,789	76,715	90,544	86,987
Level 3 inputs:
Loans, net	7,180,903	7,032,976	6,985,325	6,803,008
Financial liabilities:
Level 2 inputs:
Demand, money market, and savings deposits	7,225,819	7,225,819	7,153,859	7,153,859
Time deposits	1,143,011	1,142,439	1,110,042	1,109,820
Other borrowings	10,519	10,519	11,713	11,713
Level 3 inputs:
Junior subordinated debt	41,238	40,393	41,238	40,673
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The following tables present actual and required capital ratios as of June 30, 2026 and December 31, 2025 for the Company and the Bank under applicable Basel III Capital Rules. The minimum capital amounts presented include the minimum required capital levels as of June 30, 2026 and December 31, 2025 based on the then phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of June 30, 2026:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,283,711	14.99%	$899,458	10.50%	N/A	N/A
Tri Counties Bank	$1,279,898	14.94%	$899,318	10.50%	$856,493	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,176,231	13.73%	$728,132	8.50%	N/A	N/A
Tri Counties Bank	$1,172,450	13.69%	$728,019	8.50%	$685,194	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,136,231	13.26%	$599,638	7.00%	N/A	N/A
Tri Counties Bank	$1,172,450	13.69%	$599,545	7.00%	$556,720	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,176,231	12.04%	$390,775	4.00%	N/A	N/A
Tri Counties Bank	$1,172,450	12.00%	$390,751	4.00%	$488,438	5.00%

	Actual		Required for Capital Adequacy Purposes		Required to be Considered Well Capitalized
As of December 31, 2025:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$1,256,506	15.05%	$876,852	10.50%	N/A	N/A
Tri Counties Bank	$1,250,620	14.98%	$876,708	10.50%	$834,960	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,151,744	13.79%	$709,832	8.50%	N/A	N/A
Tri Counties Bank	$1,145,890	13.72%	$709,716	8.50%	$667,968	8.00%
Common equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$1,111,744	13.31%	$584,568	7.00%	N/A	N/A
Tri Counties Bank	$1,145,890	13.72%	$584,472	7.00%	$542,724	6.50%
Tier 1 Capital (to Average Assets):
Consolidated	$1,151,744	11.84%	$389,131	4.00%	N/A	N/A
Tri Counties Bank	$1,145,890	11.78%	$388,982	4.00%	$486,227	5.00%

As of June 30, 2026 and December 31, 2025, capital levels at the Company and the Bank exceed all capital adequacy requirements under the Basel III Capital Rules. Also, at June 30, 2026 and December 31, 2025, the Bank’s capital levels exceeded the minimum amounts necessary to be considered well capitalized under the current regulatory framework for prompt corrective action.
The Basel III Capital Rules require all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer is exclusively composed of common equity tier 1 capital, and it applies to each of the risk-based capital ratios but not the leverage ratio. At June 30, 2026, the Company and the Bank are in compliance with the capital conservation buffer requirement.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Interest income	$120,986	$116,361	$238,813	$230,438

Reconciliation of revenue:
Other revenues	18,246	17,090	35,278	33,163
Total consolidated revenues	139,232	133,451	274,091	263,601

Less:
Interest expense	27,356	29,842	53,957	61,377
Segment net interest income and noninterest income	111,876	103,609	220,134	202,224
Less:
Provision for credit losses	2,655	4,665	5,980	8,393
Salaries and benefits expense	38,972	38,286	75,117	75,141
Other banking segment items	23,953	22,845	46,860	45,575
Provision for income taxes	12,127	10,271	24,323	19,210
Segment net income/consolidated net income	$34,169	$27,542	$67,854	$53,905

	As of June 30,
	2026	2025
Reconciliation of assets:
Total assets for reportable segment	$9,930,763	$9,923,983
Other assets	—	—
Total consolidated assets	$9,930,763	$9,923,983

Note 18 — Pending Merger

On July 12, 2026, TriCo entered into an Agreement and Plan of Reorganization and Merger (the “merger agreement”) with First Hawaiian, Inc., a Delaware corporation (“First Hawaiian”) and Horizon Merger Sub, Inc., a California corporation and wholly owned subsidiary of First Hawaiian (“Merger Sub”). The merger agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into TriCo (the “merger”), with TriCo surviving the merger (the “Surviving Corporation”), and immediately following the merger, the Surviving Corporation will merge with and into First Hawaiian (the “second step merger,” and together with the merger, the “mergers”), with First Hawaiian continuing as the surviving entity in the second step merger. Promptly following the second step merger, Tri Counties Bank will merge with and into First Hawaiian’s wholly owned bank subsidiary, First Hawaiian Bank (the “bank merger”), with First Hawaiian Bank surviving the bank merger. The merger agreement was unanimously approved and adopted by the board of directors of each of TriCo, FHI and Merger Sub.

Subject to the terms and conditions of the merger agreement, at the effective time of the merger (the “effective time”), each share of TriCo common stock outstanding immediately prior to the effective time, other than shares owned, directly or indirectly, by TriCo, First Hawaiian or any of their respective subsidiaries, will be converted into the right to receive 2.095 shares of common stock, par value $0.01 per share, of First Hawaiian. Holders of TriCo’s common stock will receive cash in lieu of fractional shares. Upon closing of the transaction, First Hawaiian and TriCo shareholders are expected to own approximately 65% and 35%, respectively, of the combined company.

The transaction is expected to close by the end of 2026, subject to the receipt of required regulatory approvals, approval by First Hawaiian and TriCo shareholders and the satisfaction of customary closing conditions. A summary of the terms of the merger agreement and other related agreements are summarized in, and the merger agreement has been filed as an exhibit to, the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 15, 2026.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Cautionary Statements Regarding Forward-Looking Information
The statements contained herein that are not historical facts are forward-looking statements based on current expectations and beliefs of the Company ("TriCo") and First Hawaiian, Inc. and its subsidiaries (including First Hawaiian Bank) ("FHI") concerning future developments and their potential effects on TriCo and FHI. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of TriCo and FHI. TriCo and FHI caution readers that a number of important factors could cause actual results to differ materially from those expressed in, or implied or projected by, such forward-looking statements. These risks and uncertainties include, but are not limited to, the following: changes in general economic, political, or industry conditions, and in conditions impacting the banking industry specifically; uncertainty in U.S. fiscal, monetary and trade policy, including the interest rate policies of the Federal Reserve Board or the effects of any declines in housing and commercial real estate prices, high or increasing unemployment rates, continued or renewed inflation, the impact of proposed or imposed tariffs by the U.S. government or retaliatory tariffs proposed or imposed by U.S. trading partners that could have an adverse impact on customers or any recession or slowdown in economic growth particularly in the markets in which TriCo and FHI conduct business, including California, Hawaii, Guam and Saipan; volatility and disruptions in global capital and credit markets; the impact of bank failures or adverse developments at other banks on general investor sentiment regarding the stability and liquidity of banks; changes in interest rates that could significantly reduce net interest income and negatively affect asset yields and valuations and funding sources, including impacts on prepayment speeds; competitive pressures among financial institutions and nontraditional providers of financial services, including on product pricing and services; concentrations within TriCo's or FHI’s loan portfolio (including commercial real estate loans) or other asset classes, and the parties’ ability to attract and retain customer deposits, large loans to certain borrowers, access liquidity and capital, and manage deposit costs and funding sources; the success, impact, and timing of TriCo's and FHI’s respective business strategies, including market acceptance of any new products or services and TriCo's and FHI’s ability to successfully implement strategic, operational, technology and integration initiatives; the failure to properly use and protect customer and employee information and data; cybersecurity risks (such as TriCo's 2023 cyber security ransomware incident), including the occurrence of fraudulent activity or a material breach of, or disruption to, the security of FHI’s, TriCo’s or their vendors’ systems; risks related to the development, implementation, use and management of artificial intelligence and other emerging technologies; the effects of failures or interruptions of information, communications or third-party service-provider systems; the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations; changes in laws or regulations; adverse weather conditions, natural disasters and other catastrophic events such as wildfires; the challenges of attracting, integrating and retaining key employees, especially while the merger of TriCo with FHI (the "Transaction") is pending; the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement to which TriCo and FHI are parties; the outcome of any legal proceedings that may be instituted against TriCo or FHI, including potential litigation relating to the Transaction; delays in completing the Transaction; the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Transaction); the failure to obtain stockholder or shareholder approvals, as applicable, or to satisfy any of the other conditions to the closing of the Transaction on a timely basis or at all; changes in TriCo's or FHI’s share price before closing, including as a result of the financial performance of the other party prior to closing, or more generally due to broader stock market movements, and the performance of financial companies and peer group companies; the possibility that the anticipated benefits of the Transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where TriCo and FHI do business; certain restrictions during the pendency of the proposed Transaction that may impact the parties’ ability to pursue certain business opportunities or strategic transactions; the possibility that the Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the Transaction; the ability to complete the Transaction and integration of TriCo and FHI promptly and successfully; the dilution caused by FHI’s issuance of additional shares of its capital stock in connection with the Transaction; potential judgments, orders, settlements, penalties, fines and reputational damage resulting from pending or future litigation and regulatory investigations, proceedings and enforcement actions; each company's ability to manage the risks involved in the foregoing; and other factors that may affect the future results of TriCo and FHI. The foregoing factors should not be considered an exhaustive list and should be read together with the other cautionary statements set forth in TriCo’s Annual Report on Form 10-K for the year ended December 31, 2025 and its latest Quarterly Report on Form 10-Q, which are on file with the Securities and Exchange Commission (the "SEC") and available on TriCo’s website, in the “Investor Relations” section of TriCo's website, www.tcbk.com, under the “About” tab and the “Investor Relations” link and then under the heading “SEC Filings” and in other documents TriCo files with the SEC, and in FHI’s Annual Report on Form 10-K for the year ended December 31, 2025 and its latest Quarterly Report on Form 10-Q, which are on file with the SEC and available on FHI’s investor relations website, https://ir.fhb.com, under the heading “SEC Filings,” and in other documents FHI files with the SEC. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Annualized, pro forma, projections and estimates are not forecasts and may not reflect actual results. Neither TriCo nor FHI undertakes any obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by applicable law.

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
Recent Developments
On July 12, 2026, TriCo entered into an Agreement and Plan of Reorganization and Merger (the “merger agreement”) with First Hawaiian, Inc., a Delaware corporation (“First Hawaiian”) and Horizon Merger Sub, Inc., a California corporation and wholly owned subsidiary of First Hawaiian (“Merger Sub”). The merger agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into TriCo (the “merger”), with TriCo surviving the merger (the “Surviving Corporation”), and immediately following the merger, the Surviving Corporation will merge with and into First Hawaiian (the “second step merger,” and together with the merger, the “mergers”), with First Hawaiian continuing as the surviving entity in the second step merger. Promptly following the second step merger, Tri Counties Bank will merge with and into First Hawaiian’s wholly owned bank subsidiary, First Hawaiian Bank (the “bank merger”), with First Hawaiian Bank surviving the bank merger. The merger agreement was unanimously approved and adopted by the board of directors of each of TriCo, FHI and Merger Sub.

Subject to the terms and conditions of the merger agreement, at the effective time of the merger (the “effective time”), each share of TriCo common stock outstanding immediately prior to the effective time, other than shares owned, directly or indirectly, by TriCo, First Hawaiian or any of their respective subsidiaries, will be converted into the right to receive 2.095 shares of common stock, par value $0.01 per share, of First Hawaiian. Holders of TriCo’s common stock will receive cash in lieu of fractional shares. Upon closing of the transaction, First Hawaiian and TriCo shareholders are expected to own approximately 65% and 35%, respectively, of the combined company.

The transaction is expected to close by the end of 2026, subject to the receipt of required regulatory approvals, approval by First Hawaiian and TriCo shareholders and the satisfaction of customary closing conditions. A summary of the terms of the merger agreement and other related agreements are summarized in, and the merger agreement has been filed as an exhibit to, the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 15, 2026.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those that materially affect the financial statements and are related to the adequacy of the allowance for credit losses, investments, mortgage servicing rights, fair value measurements, retirement plans and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A detailed discussion related to the Company’s accounting policies including those related to estimates on the allowance for credit losses related to loans and investment securities, and impairment of intangible assets, can be found in Note 1 of the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.
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
Financial Highlights
Performance highlights and other developments for the Company as of or for the three and six months ended June 30, 2026, included the following:
•Net income was $34.2 million or $1.06 per diluted share as compared to $33.7 million or $1.04 per diluted share in the trailing quarter, and an increase of $6.6 million or 24.1% from the second quarter of 2025
•Net interest income (FTE) was $93.9 million, an increase of $2.4 million or 2.6% over the trailing quarter; net interest margin (FTE) was 4.11%, an increase of 4 basis points over 4.07% in the trailing quarter

•Loan balances increased $242.9 million or 13.7% (annualized) from the trailing quarter and increased $352.1 million or 5.1% from the same quarter of the prior year
•Deposit balances decreased $34.8 million or 1.7% (annualized) from the trailing quarter and $7.0 million or 0.1% from the same quarter of the prior year. One-way sell deposit balances totaled $68.8 million at quarter end, as compared to zero for both the trailing quarter and same quarter of the prior period
•Average non-interest bearing deposits grew by 2.5% year over year and were 30.7% of total deposits at quarter end
•Yield on average earning assets was 5.31%, an increase of 5 basis points over the 5.26% in the trailing quarter; yield on average loans was 5.85%, an increase of 7 basis points over the 5.78% in the trailing quarter
•The average cost of total deposits was 1.27%, an increase of 1 basis point as compared to 1.26% in the trailing quarter, and a decrease of 10 basis points from 1.37% in the same quarter of the prior year
•For the quarter ended June 30, 2026, the Company’s return on average assets was 1.37%, while the return on average equity was 10.15%; for the trailing quarter ended March 31, 2026, the Company’s return on average assets was 1.38%, while the return on average equity was 10.08%
•Diluted earnings per share were $1.06 for the second quarter of 2026, compared to $1.04 for the trailing quarter and $0.84 during the second quarter of 2025
•The loan to deposit ratio was 87.36% as of June 30, 2026, as compared to 84.11% for the trailing quarter end
•The efficiency ratio was 56.25% for the quarter ended June 30, 2026, as compared to 54.55% for the trailing quarter, inclusive of $0.9 million in merger related expenses during the current quarter, versus none in the trailing quarter
•The provision for credit losses was $2.7 million during the quarter ended June 30, 2026, as compared to $3.3 million during the trailing quarter
•The allowance for credit losses (ACL) to total loans was 1.78% as of June 30, 2026, compared to 1.81% as of the trailing quarter end, and 1.79% as of June 30, 2025. Non-performing assets to total assets were 0.76% on June 30, 2026, as compared to 0.77% as of March 31, 2026, and 0.68% on June 30, 2025

TRICO BANCSHARES
Financial Summary
(In thousands, except per share amounts; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net interest income	$93,630	$86,519	$184,856	$169,061
Provision for credit losses	(2,655)	(4,665)	(5,980)	(8,393)
Non-interest income	18,246	17,090	35,278	33,163
Non-interest expense	(62,925)	(61,131)	(121,977)	(120,716)
Provision for income taxes	(12,127)	(10,271)	(24,323)	(19,210)
Net income	$34,169	$27,542	$67,854	$53,905
Per Share Data:
Basic earnings per share	$1.07	$0.84	$2.12	$1.64
Diluted earnings per share	$1.06	$0.84	$2.10	$1.63
Dividends paid	$0.36	$0.33	$0.72	$0.66
Book value at period end			$42.03	$38.92
Weighted average common shares outstanding	31,924	32,757	32,059	32,854
Weighted average diluted common shares outstanding	32,107	32,936	32,248	33,033
Shares outstanding at period end			31,966	32,550
At period end:
Loans			$7,311,090	$6,958,993
Total investment securities			$1,796,373	$1,936,954
Total assets			$9,930,763	$9,923,983
Total deposits			$8,368,830	$8,375,809
Other borrowings			$10,519	$17,788
Shareholders’ equity			$1,343,593	$1,266,823
Financial Ratios:
During the period:
Return on average assets (annualized)	1.37%	1.13%	1.38%	1.11%
Return on average equity (annualized)	10.15%	8.68%	10.11%	8.61%
Net interest margin(1) (annualized)	4.11%	3.88%	4.09%	3.81%
Efficiency ratio	56.25%	59.00%	55.41%	59.69%
Average equity to average assets	13.55%	13.02%	13.61%	12.89%
At end of period:
Equity to assets			13.53%	12.77%
Total capital to risk-adjusted assets			14.99%	15.55%
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

	Three months ended
(in thousands)	June 30, 2026	March 31, 2026	Change	% Change
Interest income	$120,986	$117,827	$3,159	2.7%
Interest expense	(27,356)	(26,601)	(755)	2.8%
Fully tax-equivalent adjustment (FTE) (1)	259	260	(1)	(0.4)%
Net interest income (FTE)	$93,889	$91,486	$2,403	2.6%
Net interest margin (FTE)	4.11%	4.07%

Acquired loans discount accretion, net:
Amount (included in interest income)	$990	$1,386	$(396)	(28.6)%
Net interest margin less effect of acquired loan discount accretion(1)	4.07%	4.01%	0.06%

	Three months ended June 30,
(in thousands)	2026	2025	Change	% Change
Interest income	$120,986	$116,361	$4,625	4.0%
Interest expense	(27,356)	(29,842)	2,486	(8.3)%
Fully tax-equivalent adjustment (FTE) (1)	259	264	(5)	(1.9)%
Net interest income (FTE)	$93,889	$86,783	$7,106	8.2%
Net interest margin (FTE)	4.11%	3.88%

Acquired loans discount accretion, net:
Amount (included in interest income)	$990	$1,247	$(257)	(20.6)%
Net interest margin less effect of acquired loan discount accretion(1)	4.07%	3.82%	0.25%

	Six months ended June 30,
(in thousands)	2026	2025	Change	% Change
Interest income	$238,813	$230,438	$8,375	3.6%
Interest expense	(53,957)	(61,377)	7,420	(12.1)%
Fully tax-equivalent adjustment (FTE) (1)	519	529	(10)	(1.9)%
Net interest income (FTE)	$185,375	$169,590	$15,785	9.3%
Net interest margin (FTE)	4.09%	3.81%

Acquired loans discount accretion, net:
Amount (included in interest income)	$2,376	$3,242	$(866)	(26.7)%
Net interest margin less effect of acquired loan discount accretion(1)	4.04%	3.73%	0.31%
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

Loans may be acquired at a premium or discount to par value, in which case, the premium is amortized (subtracted from) or the discount is accreted (added to) interest income over the remaining life of the loan. The dollar impact of loan discount accretion and loan premium amortization decrease as the purchased loans mature or pay off early. Upon the early pay off of a loan, any remaining unaccreted discount or unamortized premium is immediately taken into interest income; and as loan payoffs may vary significantly from quarter to quarter, so may the impact of discount accretion and premium amortization on interest income. Despite the elevated rate environment, the prepayment rate of portfolio loans, inclusive of those acquired at a premium or discount, remains generally consistent. During the quarters ended June 30, 2026, March 31, 2026 and June 30, 2025, the purchased loan discount accretion was $1.0 million, $1.4 million and $1.2 million, respectively.

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

	Three months ended June 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets:
Loans	$7,176,963	$104,595	5.85%	$6,878,186	$98,695	5.76%
Investment securities - taxable	1,726,567	14,306	3.32%	1,818,814	14,921	3.29%
Investment securities - nontaxable(1)	130,007	1,124	3.47%	132,576	1,143	3.46%
Total investments	1,856,574	15,430	3.33%	1,951,390	16,064	3.30%
Cash at Federal Reserve and other banks	131,367	1,220	3.72%	144,383	1,866	5.18%
Total interest-earning assets	9,164,904	121,245	5.31%	8,973,959	116,625	5.21%
Other assets	802,644			804,875
Total assets	$9,967,548			$9,778,834
Liabilities and shareholders’ equity:
Interest-bearing demand deposits	$1,915,877	$7,067	1.48%	$1,804,856	$6,076	1.35%
Savings deposits	2,764,893	10,430	1.51%	2,799,470	12,246	1.75%
Time deposits	1,148,788	9,168	3.20%	1,102,025	9,716	3.54%
Total interest-bearing deposits	5,829,558	26,665	1.83%	5,706,351	28,038	1.97%
Other borrowings	11,340	7	0.25%	22,707	92	1.63%
Junior subordinated debt	41,238	684	6.65%	101,236	1,712	6.78%
Total interest-bearing liabilities	5,882,136	27,356	1.87%	5,830,294	29,842	2.05%
Noninterest-bearing deposits	2,579,644			2,516,631
Other liabilities	155,380			158,817
Shareholders’ equity	1,350,388			1,273,092
Total liabilities and shareholders’ equity	$9,967,548			$9,778,834
Net interest spread(2)			3.44%			3.16%
Net interest income and interest margin(3)		$93,889	4.11%		$86,783	3.88%
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
Net interest income (FTE) during the three months ended June 30, 2026, increased $7.1 million or 8.2% to $93.9 million compared to $86.8 million during the three months ended June 30, 2025. Net interest margin totaled 4.11% for the three months ended June 30, 2026, an increase of 23 basis points from the same quarter in 2025. The primary drivers behind the change in net interest margin is related to an increase in average loan balances, improving interest income by $4.3 million, coupled with a decline in yields paid on interest-bearing deposits improving net interest income by $1.3 million, with yields paid declining by 14 basis points between the quarter ended June 30, 2026, and the same quarter of the prior year. The accretion of discounts from acquired loans added 6 basis points and 8 basis points to loan yields during the quarters ended June 30, 2026 and June 30, 2025, respectively. Finally, the average balance of noninterest-bearing deposits increased by $63.0 million from the three-month average as of June 30, 2026.

	Six months ended June 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Rates Earned /Paid	Average Balance	Interest Income/ Expense	Rates Earned /Paid
Assets
Loans	$7,109,631	$204,944	5.81%	$6,827,469	$194,073	5.73%
Investments-taxable	1,725,730	28,968	3.39%	1,851,439	30,673	3.34%
Investments-nontaxable (1)	130,186	2,250	3.49%	132,980	2,292	3.48%
Total investments	1,855,916	31,218	3.39%	1,984,419	32,965	3.35%
Cash at Federal Reserve and other banks	172,138	3,170	3.71%	175,315	3,929	4.52%
Total earning assets	9,137,685	239,332	5.28%	8,987,203	230,967	5.18%
Other assets, net	802,484			806,241
Total assets	$9,940,169			$9,793,444
Liabilities and shareholders’ equity
Interest-bearing demand deposits	$1,883,678	$13,451	1.44%	$1,817,515	$12,297	1.36%
Savings deposits	2,784,265	20,796	1.51%	2,765,057	24,444	1.78%
Time deposits	1,138,360	18,341	3.25%	1,111,382	20,162	3.66%
Total interest-bearing deposits	5,806,303	52,588	1.83%	5,693,954	56,903	2.02%
Other borrowings	11,043	8	0.15%	55,902	1,061	3.83%
Junior subordinated debt	41,238	1,361	6.66%	101,219	3,413	6.80%
Total interest-bearing liabilities	5,858,584	53,957	1.86%	5,851,075	61,377	2.12%
Noninterest-bearing deposits	2,565,650			2,515,508
Other liabilities	163,117			164,259
Shareholders’ equity	1,352,818			1,262,602
Total liabilities and shareholders’ equity	$9,940,169			$9,793,444
Net interest rate spread (1) (2)			3.42%			3.06%
Net interest income and margin (1) (3)		$185,375	4.09%		$169,590	3.81%
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

	Three months ended June 30, 2026 compared with three months ended June 30, 2025
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$4,302	$1,598	$5,900
Investment securities	(781)	147	(634)
Cash at Federal Reserve and other banks	(169)	(477)	(646)
Total interest-earning assets	3,352	1,268	4,620
Increase (decrease) in interest expense:
Interest-bearing demand deposits	375	616	991
Savings deposits	(151)	(1,665)	(1,816)
Time deposits	414	(962)	(548)
Total interest-bearing deposits	638	(2,011)	(1,373)
Other borrowings	(46)	(39)	(85)
Junior subordinated debt	(1,017)	(11)	(1,028)
Total interest-bearing liabilities	(425)	(2,061)	(2,486)
Increase in net interest income	$3,777	$3,329	$7,106
Net interest income (FTE) during the three months ended June 30, 2026 increased $7.1 million to $93.9 million compared to $86.8 million during the three months ended June 30, 2025. As noted above, the increase in net interest income (FTE) was due largely to: higher average loan balances, lower rates paid for interest-bearing deposits, and lower average balances for borrowings, all of which have a beneficial impact on net interest income.

	Six months ended June 30, 2026 compared with six months ended June 30, 2025
(in thousands)	Volume	Rate	Total
Increase (decrease) in interest income:
Loans	$8,084	$2,787	$10,871
Investment securities	(2,148)	401	(1,747)
Cash at Federal Reserve and other banks	(72)	(687)	(759)
Total interest-earning assets	5,864	2,501	8,365
Increase (decrease) in interest expense:
Interest-bearing demand deposits	450	704	1,154
Savings deposits	171	(3,819)	(3,648)
Time deposits	494	(2,315)	(1,821)
Other borrowings	(859)	(194)	(1,053)
Junior subordinated debt	(2,039)	(13)	(2,052)
Total interest-bearing liabilities	(1,783)	(5,637)	(7,420)
Increase in net interest income	$7,647	$8,138	$15,785
Asset Quality and Credit Loss Provisioning
During the three months ended June 30, 2026, the Company recorded a provision for credit losses of $2.7 million, as compared to $3.3 million during the trailing quarter, and $4.7 million during the second quarter of 2025.

	Three months ended			Six months ended
(dollars in thousands)	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Addition to allowance for credit losses	$2,585	$2,970	$4,525	$5,555	$7,188
Reversal (addition to) reserve for unfunded loan commitments	70	355	140	425	1,205
Total provision for credit losses	$2,655	$3,325	$4,665	$5,980	$8,393
The ACL was $130.2 million or 1.78% of total loans as of June 30, 2026. The provision for credit losses on loans of $2.6 million recorded allocated approximately $2.3 million toward collectively evaluated loans and $0.3 million to replenish quarterly net charge-offs.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Balance, beginning of period	$127,939	$128,423	$125,762	$125,366
Provision for credit losses	2,585	4,525	5,555	7,188
Loans charged-off	(455)	(8,595)	(1,367)	(8,969)
Recoveries of previously charged-off loans	118	102	237	870
Balance, end of period	$130,187	$124,455	$130,187	$124,455
The net charge-offs incurred during the quarter were spread amongst numerous borrowers and loan types.
The $2.2 million increase in allowance for credit losses was primarily attributed to net loan growth during the quarter, which totaled $242.9 million. Additionally, Management notes that economic indicators through the end of the current quarter, as well as actual and forecasted trends including, but not limited to, unemployment, gross domestic product, and corporate borrowing rates continued to evidence stability and were supportive of general economic expansion, and were consistent with, if not slightly improved from the period ended March 31, 2026, which is aligned with the Company's direct experiences with borrowers. Management's proactive portfolio management policies and ongoing dialogue with borrowers suggest caution continues to be warranted, with emphasis on the consumer portfolio. Actions by the Federal Reserve during 2026 or stimulative policies by the Federal government may impact this outlook overall, but the uncertainty associated with the extent and timing of these potential reductions has inhibited a material change to monetary policy assumptions. Furthermore, political policy risks both domestic and international remain unresolved, which could quickly lead to further negative effects on domestic economic outcomes. The lingering uncertainties related to the extent and duration of escalation within the Middle East, and potential domestic economic impact from volatility in oil prices and the impact on inflation risks, continue to present challenges in correlating potential improvement of credit risks within the Company's loan portfolio. Therefore, management continues to believe that certain credit weaknesses are present in the overall economy and that it is appropriate to maintain a reserve level that incorporates such risk factors.

(dollars in thousands)	As of June 30, 2026	% of Loans Outstanding	As of March 31, 2026	% of Loans Outstanding	As of June 30, 2025	% of Loans Outstanding
Risk Rating:
Pass	$7,050,687	96.43%	$6,813,091	96.39%	$6,751,005	97.01%
Special Mention	119,600	1.64%	113,778	1.61%	73,215	1.05%
Substandard	140,803	1.93%	141,329	2.00%	134,773	1.94%
Total	$7,311,090	100.00%	$7,068,198	100.00%	$6,958,993	100.00%

Classified loans to total loans	1.93%		2.00%		1.94%
Loans past due 30+ days to total loans	0.68%		0.69%		0.62%
ACL to non-performing loans	189.11%		184.20%		192.11%
The ratio of classified loans to total loans of 1.93% as of June 30, 2026, was a decrease of 7 basis points from March 31, 2026, and 1 basis point from the comparative quarter ended 2025. The change in classified loans outstanding as compared to the trailing quarter represented a decrease of approximately $0.5 million.
Loans past due 30 days or more increased by $0.7 million during the quarter ended June 30, 2026, to $49.6 million, as compared to $48.9 million at March 31, 2026. The majority of loans identified as past due are well-secured by collateral, and approximately $27.5 million are less than 90 days delinquent.
Non-performing loans decreased by $0.6 million during the quarter ended June 30, 2026, to $68.8 million as compared to $69.5 million at March 31, 2026. The credit and collateral profiles of non-performing loans remain generally consistent with the trailing quarter. As noted previously, management continues to proactively work with these borrowers to identify actionable and appropriate resolution strategies which are customary for the industries. Management anticipates that these proactive strategies, specifically within agricultural real estate secured and agricultural commercial loans, will further benefit from the continued improvement in agricultural commodity prices, stable water supply, and growing crop demand. Of the $68.8 million loans designated as non-performing as of June 30, 2026, approximately $43.9 million are current or less than 30 days past due with respect to payments required under their existing loan agreements.
Management continues to proactively assess the repayment capacity of borrowers that will be subject to rate resets in the near term. To date this analysis as well as management's observations of loans that have experienced a rate reset, have resulted in an insignificant need to provide concessions to borrowers.
As of June 30, 2026, other real estate owned consisted of 14 properties with a carrying value of approximately $6.8 million, as compared to 14 properties with a carrying value of $7.0 million at March 31, 2026. Non-performing assets of $75.6 million at June 30, 2026, represented 0.76% of total assets, a change from $76.4 million or 0.77% and $67.5 million or 0.68% as of March 31, 2026 and June 30, 2025, respectively.

Non-interest Income
The following table summarizes the Company’s non-interest income for the periods indicated (in thousands):

	Three months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
ATM and interchange fees	$6,771	$6,590	$181	2.7%
Service charges on deposit accounts	5,453	5,189	264	5.1%
Other service fees	1,529	1,485	44	3.0%
Mortgage banking service fees	419	438	(19)	(4.3)%
Change in value of mortgage servicing rights	(174)	(52)	(122)	(234.6)%
Total service charges and fees	13,998	13,650	348	2.5%
Increase in cash value of life insurance	875	842	33	3.9%
Asset management and commission income	1,761	1,635	126	7.7%
Gain on sale of loans	485	503	(18)	(3.6)%
Lease brokerage income	48	50	(2)	(4.0)%
Sale of customer checks	319	318	1	0.3%
(Loss) gain on sale or exchange of investment securities	—	4	(4)	(100.0)%
(Loss) gain on marketable equity securities	(11)	8	(19)	(237.5)%
Other income	771	80	691	863.8%
Total other non-interest income	4,248	3,440	808	23.5%
Total non-interest income	$18,246	$17,090	$1,156	6.8%
Non-interest income increased $1.2 million or 6.8% to $18.2 million during the three months ended June 30, 2026, compared to $17.1 million during the comparative quarter ended June 30, 2025. Changes in non-interest income line items were modest but generally improved during the quarter. Other income during the three months ended June 30, 2026 increased by $0.7 million, largely attributed to approximately $0.6 million in proceeds from various insurance matters.

	Six months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
ATM and interchange fees	$13,040	$12,696	$344	2.7%
Service charges on deposit accounts	10,662	10,103	559	5.5%
Other service fees	3,016	2,844	172	6.0%
Mortgage banking service fees	846	877	(31)	(3.5)%
Change in value of mortgage servicing rights	(406)	(192)	(214)	(111.5)%
Total service charges and fees	27,158	26,328	830	3.2%
Increase in cash value of life insurance	1,691	1,662	29	1.7%
Asset management and commission income	3,810	3,123	687	22.0%
Gain on sale of loans	882	847	35	4.1%
Lease brokerage income	145	116	29	25.0%
Sale of customer checks	683	663	20	3.0%
Gain (loss) on sale or exchange of investment securities	17	(1,142)	1,159	101.5%
Gain (loss) on marketable equity securities	(28)	47	(75)	(159.6)%
Other	920	1,519	(599)	(39.4)%
Total other non-interest income	8,120	6,835	1,285	18.8%
Total non-interest income	$35,278	$33,163	$2,115	6.4%
Non-interest income increased $2.1 million or 6.4% to $35.3 million during the six months ended June 30, 2026, compared to $33.2 million during the comparative period ended June 30, 2025. As noted above, service charges and customer fees in the 2026 period drove an increase of $0.8 million. Further, elevated activity and volume of assets under management resulted in an increase of $0.7 million or 22.0% in related income. Other income for the six months ended June 30, 2026 and 2025 included excess insurance related proceeds of $560,000 and $1,207,000, respectively.

Non-interest Expense
The following table summarizes the Company’s non-interest expense for the periods indicated:

	Three months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Base salaries, net of deferred loan origination costs	$25,481	$25,757	$(276)	(1.1)%
Incentive compensation	6,530	5,223	1,307	25.0%
Benefits and other compensation costs	6,961	7,306	(345)	(4.7)%
Total salaries and benefits expense	38,972	38,286	686	1.8%
Occupancy	4,360	4,200	160	3.8%
Data processing and software	5,439	4,959	480	9.7%
Equipment	1,301	1,189	112	9.4%
Intangible amortization	430	483	(53)	(11.0)%
Advertising	729	808	(79)	(9.8)%
ATM and POS network charges	2,051	1,843	208	11.3%
Professional fees	1,591	1,667	(76)	(4.6)%
Telecommunications	477	513	(36)	(7.0)%
Regulatory assessments and insurance	1,300	1,297	3	0.2%
Merger and acquisition expense	850	—	850	n/m
Postage	407	385	22	5.7%
Operational losses	267	270	(3)	(1.1)%
Courier service	576	544	32	5.9%
(Gain) loss on disposal of fixed assets	—	5	(5)	(100.0)%
Other miscellaneous expense	4,175	4,682	(507)	(10.8)%
Total other non-interest expense	23,953	22,845	1,108	4.9%
Total non-interest expense	$62,925	$61,131	$1,794	2.9%
Average full time equivalent staff	1,110	1,171	(61)	(5.2)%
Total non-interest expense increased $1.8 million or 2.9% to $62.9 million during the three months ended June 30, 2026, as compared to $61.1 million for the quarter ended June 30, 2025. Total salaries and benefits expense increased by $0.7 million or 1.8% on a net basis, led by incentive compensation attributed to the loan and deposit production activity in the quarter as well as the Company's overall financial performance. Merger and acquisitions costs during the quarter totaled $0.9 million and were related to the proposed merger with First Hawaiian, Inc. announced on July 13, 2026. The remaining changes in other non-interest expense line items were mixed during the quarter ended June 30, 2026, but essentially flat and due to timing differences rather than unique changes in operations.

	Six months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Base salaries, net of deferred loan origination costs	$49,719	$51,158	$(1,439)	(2.8)%
Incentive compensation	11,256	9,261	1,995	21.5%
Benefits and other compensation costs	14,142	14,722	(580)	(3.9)%
Total salaries and benefits expense	75,117	75,141	(24)	—%
Occupancy	8,819	8,277	542	6.5%
Data processing and software	10,726	10,017	709	7.1%
Equipment	2,655	2,473	182	7.4%
Intangible amortization	860	997	(137)	(13.7)%
Advertising	1,564	2,012	(448)	(22.3)%
ATM and POS network charges	3,719	3,694	25	0.7%
Professional fees	3,230	3,185	45	1.4%
Telecommunications	919	1,001	(82)	(8.2)%
Regulatory assessments and insurance	2,605	2,580	25	1.0%
Merger and acquisition expense	850	—	850	n/m
Postage	753	705	48	6.8%
Operational losses	787	694	93	13.4%
Courier service	1,096	1,032	64	6.2%
(Gain) loss on sale or acquisition of foreclosed assets	—	(3)	3	(100.0)%
(Gain) loss on disposal of fixed assets	(15)	90	(105)	(116.7)%
Other miscellaneous expense	8,292	8,821	(529)	(6.0)%
Total other non-interest expense	46,860	45,575	1,285	2.8%
Total non-interest expense	$121,977	$120,716	$1,261	1.0%
Average full time equivalent staff	1,114	1,183	(69)	(5.8)%
Non-interest expense increased $1.3 million or 1.0% to $122.0 million during the six months ended June 30, 2026, as compared to $120.7 million for the trailing six months ended. Excluding the aforementioned merger expenses, changes in other non-interest expense line items were mixed during the six months period ended June 30, 2026, but essentially flat and due to timing differences rather than unique changes in operations. As noted above, increases in incentive compensation were attributed to the loan and deposit production activity as well as the Company's overall financial performance.
Income Taxes
The Company’s effective tax rate was 26.2% for the quarter ended June 30, 2026, as compared to 26.6% for the quarter ended March 31, 2026, and 27.2% for the quarter ended June 30, 2025. Differences between the Company's effective tax rate and applicable federal and state blended statutory rate of approximately 29.6% are due to the proportion of non-taxable revenues, non-deductible expenses, and benefits from tax credits as compared to the levels of pre-tax earnings.
Financial Condition
For financial reporting purposes, the Company does not separately track the changes in assets and liabilities based on branch location or regional geography. The following is a comparison of the quarterly change in certain assets and liabilities:

Ending balances	June 30, 2026	March 31, 2026		Annualized % Change
(dollars in thousands)			$ Change
Total assets	$9,930,763	$9,948,211	$(17,448)	(0.7)%
Total loans	7,311,090	7,068,198	242,892	13.7
Total investments	1,796,373	1,871,138	(74,765)	(16.0)
Total deposits	8,368,830	8,403,588	(34,758)	(1.7)
Total other borrowings	10,519	11,455	(936)	(32.7)
Loans outstanding increased by $242.9 million or 13.7% on an annualized basis during the quarter ended June 30, 2026. During the quarter, gross loan originations/draws totaled approximately $632.9 million while gross payoffs/repayments of loans totaled $412.8 million, which compares to gross originations/draws and gross payoffs/repayments during the trailing quarter ended of $388.7 million and $442.2 million, respectively. Origination volume was elevated relative to historical norms, while repayments were in line with recent periods. Domestically, the macro-economic outlook remains optimistic for borrowers following the passage of tax and spending legislation that is expected to promote continued economic expansion through the remainder of 2026.
Investment security balances decreased $74.8 million or 16.0% on an annualized basis during the quarter as a result of prepayments/maturities of $113.1 million and net decreases in the market value of securities of $3.6 million, partially offset by purchases totaling $42.1 million. Investment security purchases were comprised of fixed rate agency mortgage-backed securities and collateralized loan obligations. While management intends to primarily utilize cash flows from the investment security portfolio and organic deposit growth to support loan growth, excess liquidity will be utilized for purchases of investment securities to support net interest income growth and net interest margin expansion.
Deposit balances decreased by $34.8 million or 1.7% annualized during the period, inclusive of $68.8 million in one-way sell activity at June 30, 2026, as a short-term method to reduce the Company's overall balance sheet size. There were no deposits sold in the trailing quarter or the same quarter of the prior year.

The following is a comparison of the year over year change in certain assets and liabilities:

Ending balances	As of June 30,			% Change
(dollars in thousands)	2026	2025	$ Change
Total assets	$9,930,763	$9,923,983	$6,780	0.1%
Total loans	7,311,090	6,958,993	352,097	5.1
Total investments	1,796,373	1,936,954	(140,581)	(7.3)
Total deposits	8,368,830	8,375,809	(6,979)	(0.1)
Total other borrowings	10,519	17,788	(7,269)	(40.9)
Investment Securities
The following table presents the available for sale debt securities portfolio by major type as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(in thousands)	Fair Value	%	Fair Value	%
Debt securities available for sale:
Obligations of U.S. government agencies	$1,097,211	64.7%	$1,064,028	61.4%
Obligations of states and political subdivisions	219,136	12.9%	220,686	12.7%
Corporate bonds	989	0.1%	4,958	0.3%
Asset backed securities	245,315	14.5%	269,520	15.6%
Non-agency mortgage backed	133,018	7.8%	172,739	10.0%
Total debt securities available for sale	$1,695,669	100.0%	$1,731,931	100.0%

	June 30, 2026		December 31, 2025
(in thousands)	Amortized Cost	%	Amortized Cost	%
Debt securities held to maturity:
Obligations of U.S. government and agencies	$79,225	98.1%	$88,980	98.3%
Obligations of states and political subdivisions	1,564	1.9%	1,564	1.7%
Total debt securities held to maturity	$80,789	100.0%	$90,544	100.0%
Investment securities held to maturity decreased $9.8 million to $80.8 million as of June 30, 2026, as compared to December 31, 2025. This decrease is attributable to calls and principal repayments of $9.7 million, and amortization of net purchase premiums of $0.1 million.
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
The following table shows the Company’s loan balances, net of deferred loan costs and discounts, as of the dates indicated:

(in thousands)	June 30, 2026		December 31, 2025
Commercial real estate	$5,013,880	68.6%	$4,853,762	68.3%
Consumer	1,288,973	17.6%	1,314,610	18.5%
Commercial and industrial	559,886	7.7%	464,428	6.5%
Construction	298,388	4.1%	301,045	4.2%
Agriculture production	146,190	2.0%	172,494	2.5%
Leases	3,773	—%	4,748	—%
Total loans	$7,311,090	100.0%	$7,111,087	100.0%

Nonperforming Assets
The following tables set forth the amount of the Company’s NPAs as of the dates indicated. “Performing nonaccrual loans” are loans that may be current for both principal and interest payments, or are less than 90 days past due, but for which payment in full of both principal and interest is not expected, and are not well secured and in the process of collection:

(in thousands)	June 30, 2026	December 31, 2025
Performing nonaccrual loans	$46,726	$40,762
Nonperforming nonaccrual loans	22,094	23,374
Total nonaccrual loans	68,820	64,136
Loans 90 days past due and still accruing	22	83
Total nonperforming loans	68,842	64,219
Foreclosed assets	6,778	6,245
Total nonperforming assets	$75,620	$70,464
Nonperforming assets to total assets	0.76%	0.72%
Nonperforming loans to total loans	0.94%	0.90%
Allowance for credit losses to nonperforming loans	189%	196%

Changes in nonperforming assets during the three months ended June 30, 2026

(in thousands)	Balance at March 31, 2026	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at June 30, 2026
Commercial real estate:
CRE non-owner occupied	$8,610	—	(430)	—	—	$8,180
CRE owner occupied	17,872	592	(370)	—	—	18,094
Multifamily	427	506	(7)	—	—	926
Farmland	26,537	—	(1,276)	—	—	25,261
Total commercial real estate loans	53,446	1,098	(2,083)	—	—	52,461
Consumer
SFR 1-4 1st DT liens	6,388	210	(228)	—	—	6,370
SFR HELOCs and junior liens	4,771	592	(972)	(75)	—	4,316
Other	421	253	(12)	(122)	—	540
Total consumer loans	11,580	1,055	(1,212)	(197)	—	11,226
Commercial and industrial	3,889	1,127	(221)	(147)	—	4,648
Construction	118	—	(12)	—	—	106
Agriculture production	189	40	(70)	—	—	159
Leases	236	6	—	—	—	242
Total nonperforming loans	69,458	3,326	(3,598)	(344)	—	68,842
Foreclosed assets	6,966	(188)	—	—	—	6,778
Total nonperforming assets	$76,424	3,138	(3,598)	(344)	—	$75,620
(1) The table above does not include deposit overdraft charge-offs.
Nonperforming assets decreased during the three months ended June 30, 2026 by $0.8 million or 1.1% to $75.6 million compared to $76.4 million at March 31, 2026. The decrease in nonperforming assets during the second quarter of 2026 was primarily the result of nonperforming loan additions totaling $3.3 million, offset by pay-downs and upgrades, which totaled $3.6 million during the quarter, as well as $0.3 million in charge-offs. Management is actively engaged in the collection and recovery efforts for all nonperforming assets and believes that the loan loss reserves associated with these loans is sufficient as of June 30, 2026.
Changes in nonperforming assets during the six months ended June 30, 2026

(in thousands)	Balance at December 31, 2025	New NPA / Valuation Adjustments	Pay-downs /Sales /Upgrades	Charge-offs/ (1) Write-downs	Transfers to Foreclosed Assets	Balance at June 30, 2026
Commercial real estate:
CRE non-owner occupied	$7,089	1,728	(637)	—	—	$8,180
CRE owner occupied	7,733	10,877	(516)	—	—	18,094
Multifamily	435	506	(15)	—	—	926
Farmland	31,615	—	(6,354)	—	—	25,261
Total commercial real estate loans	46,872	13,111	(7,522)	—	—	52,461
Consumer
SFR 1-4 1st DT liens	6,246	1,336	(992)	—	(220)	6,370
SFR HELOCs and junior liens	5,474	1,543	(2,626)	(75)	—	4,316
Other	459	347	(42)	(224)	—	540
Total consumer loans	12,179	3,226	(3,660)	(299)	(220)	11,226
Commercial and industrial	4,013	1,834	(431)	(768)	—	4,648
Construction	650	42	(15)	(70)	(501)	106
Agriculture production	505	40	(386)	—	—	159
Leases	—	242	—	—	—	242
Total nonperforming loans	64,219	18,495	(12,014)	(1,137)	(721)	68,842
Foreclosed assets	6,245	(188)	—	—	721	6,778
Total nonperforming assets	$70,464	18,307	(12,014)	(1,137)	—	$75,620

The Components of the Allowance for Credit Losses for Loans
The following table sets forth the allowance for credit losses for loans as of the dates indicated:

(in thousands)	June 30, 2026	December 31, 2025	June 30, 2025
Allowance for credit losses:
Allowance for collectively evaluated loans	$124,748	$122,556	$120,490
Allowance for individually evaluated loans	5,439	3,206	3,965
Total allowance for credit losses	$130,187	$125,762	$124,455
Allowance for credit losses for loans / total loans	1.78%	1.77%	1.79%
For additional information regarding the allowance for credit losses, including changes in specific, formula, and environmental factors allowance categories, see “Asset Quality and Loan Loss Provisioning” at “Results of Operations”, above. For additional information on the current ACL methodology, see "Allowance for Credit Losses - Loans" within footnote 1 of the Company's 10-Q/10-K. Based on the current conditions of the loan portfolio, management believes that the $130.2 million allowance for credit losses at June 30, 2026 is adequate to absorb expected losses inherent in the Bank’s loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The following table summarizes the allocation of the allowance for credit losses between loan types and by percentage of the total allowance for credit losses on loans as of the dates indicated:

(in thousands)	June 30, 2026		December 31, 2025		June 30, 2025
Commercial real estate	$79,660	61.2%	$75,532	60.1%	$74,484	59.8%
Consumer	24,969	19.2%	26,283	20.9%	25,318	20.3%
Commercial and industrial	13,487	10.4%	11,430	9.1%	10,024	8.1%
Construction	8,451	6.5%	8,231	6.5%	10,995	8.8%
Agriculture production	3,602	2.7%	4,265	3.4%	3,609	3.0%
Leases	18	0.0%	21	0.0%	25	0.0%
Total allowance for credit losses	$130,187	100.0%	$125,762	100.0%	$124,455	100.0%

The following table summarizes the allocation of the allowance for credit losses as a percentage of the total loans for each loan category as of the dates indicated:

(in thousands)	June 30, 2026	December 31, 2025	June 30, 2025
Commercial real estate	1.59%	1.56%	1.57%
Consumer	1.94%	2.00%	1.96%
Commercial and industrial	2.41%	2.46%	2.14%
Construction	2.83%	2.73%	3.61%
Agriculture production	2.46%	2.47%	2.24%
Leases	0.48%	0.44%	0.44%
Total loans	1.78%	1.77%	1.79%

The following table summarizes the activity in the allowance for credit losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Allowance for credit losses:
Balance at beginning of period	$127,939	$128,423	$125,762	$125,366
Provision for credit losses	2,585	4,525	5,555	7,188
Loans charged-off:
Commercial real estate:
CRE non-owner occupied	—	—	—	—
CRE owner occupied	—	—	—	—
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—
SFR HELOCs and junior liens	(75)	—	(75)	—
Other	(233)	(200)	(454)	(317)
Commercial and industrial	(147)	(8,384)	(768)	(8,641)
Construction	—	—	(70)	—
Agriculture production	—	(11)	—	(11)
Leases	—	—	—	—
Total loans charged-off	(455)	(8,595)	(1,367)	(8,969)
Recoveries of previously charged-off loans:
Commercial real estate:
CRE non-owner occupied	—	—	1	—
CRE owner occupied	1	1	1	1
Multifamily	—	—	—	—
Farmland	—	—	—	—
Consumer:
SFR 1-4 1st DT liens	—	—	—	—
SFR HELOCs and junior liens	42	4	49	16
Other	49	36	101	73
Commercial and industrial	26	60	74	166
Construction	—	—	—	—
Agriculture production	—	1	11	614
Leases	—	—	—	—
Total recoveries of previously charged-off loans	118	102	237	870
Net charge-offs	(337)	(8,493)	(1,130)	(8,099)
Balance at end of period	$130,187	$124,455	$130,187	$124,455
Average total loans	$7,176,963	$6,878,186	$7,109,631	$6,827,469
Ratios (annualized):
Net (charge-offs) recoveries during period to average loans outstanding during period	(0.01)%	(0.25)%	(0.03)%	(0.24)%
Provision for credit losses to average loans outstanding during period	0.07%	0.13%	0.16%	0.21%

Foreclosed Assets, Net of Allowance for Losses
The following table details the components and summarize the activity in foreclosed assets, net of allowances for losses, for the six months ended June 30, 2026:

(in thousands)	Balance at December 31, 2025	Sales	Valuation Adjustments	Transfers from Loans	Balance at June 30, 2026
Land & construction	$3,592	$—	$(104)	$501	$3,989
Residential real estate	1,754	—	(83)	219	1,890
Commercial real estate	899	—	—	—	899
Total foreclosed assets	$6,245	$—	$(187)	$720	$6,778
Deposits
During the six months ended June 30, 2026, the Company’s deposits increased by $104.9 million to $8.4 billion at quarter end. There were no brokered deposits included in the deposit balances as of June 30, 2026 and December 31, 2025. Estimated uninsured deposits totaled $2.9 billion and $2.9 billion as of June 30, 2026 and December 31, 2025, respectively.
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
During the three months ended June 30, 2026, the Company repurchased zero shares. During the six months ended June 30, 2026, the Company repurchased 447,211 shares with a market value totaling $21.6 million under the 2025 Program. There were no shares repurchased in 2025 under the 2025 Program, however, during the three and six months ended June 30, 2025 the Company purchased 379,978 and 469,632 shares with market values of $15.2 million and $18.9 million under the 2021 Share Repurchase Program. As of June 30, 2026, approximately 1,553,000 shares remain authorized for repurchase
Total shareholders' equity increased by $19.6 million during the quarter ended June 30, 2026, as net income of $34.2 million was partially offset by a $2.5 million increase in accumulated other comprehensive losses and $11.5 million in cash dividends on common stock. As a result, the Company’s book value increased to $42.03 per share at June 30, 2026, compared to $41.49 at March 31, 2026. The Company’s tangible book value per share, a non-GAAP measure, calculated by subtracting goodwill and other intangible assets from total shareholders’ equity and dividing that sum by total shares outstanding, was $32.40 per share at June 30, 2026, as compared to $31.82 at March 31, 2026.
The following is a comparison of various capital ratios for the current period with the most recent fiscal year-end and applicable minimum regulatory requirements.

	June 30, 2026		December 31, 2025
	Ratio	Minimum Regulatory Requirement	Ratio	Minimum Regulatory Requirement
Total risk based capital	15.0%	10.5%	15.1%	10.5%
Tier I capital	13.7%	8.5%	13.8%	8.5%
Common equity Tier 1 capital	13.3%	7.0%	13.3%	7.0%
Leverage	12.0%	4.0%	11.8%	4.0%
See Note 10 and Note 16 to the condensed consolidated financial statements at Item 1 of Part I of this report for additional information about the Company’s capital resources.

As of June 30, 2026, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depository shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with current and prospective covenants in credit agreements.

Liquidity
The Company's primary sources of liquidity include the following for the periods indicated:

(dollars in thousands)	June 30, 2026	December 31, 2025
Borrowing capacity at correspondent banks and FRB	$2,963,499	$2,905,789
Less: borrowings outstanding	—	—
Unpledged available-for-sale investment securities	968,080	963,625
Cash held or in transit with FRB	43,413	98,067
Total primary liquidity	$3,974,992	$3,967,481
At June 30, 2026, the Company's primary sources of liquidity represented 47% of total deposits and 139% of estimated total uninsured (excluding collateralized municipal deposits and intercompany balances) deposits, respectively. As secondary sources of liquidity, the Company's held-to-maturity investment securities had a fair value of $76.7 million, including approximately $4.1 million in net unrealized losses.
The Company’s profitability during the first six months of 2026 generated cash flows from operations of $58.8 million compared to $53.8 million during the first six months of 2025. Net cash from investing activities was $167.1 million for the six months ended June 30, 2026, compared to net cash from investing activities of $59.4 million during the six months ending 2025. Financing activities provided $56.5 million during the six months ended June 30, 2026, compared to using $174.9 million during the six months ended June 30, 2025.
The types of contractual obligations of the Company and Bank, include but are not limited to term subordinated debt, operating leases, deferred compensation and supplemental retirement plans as well as off-balance sheet commitments such as unfunded loans and letters of credit, are consistent with those as of December 31, 2025. However, as borrowings have been repaid, the borrowing capacity at correspondent banks has increased. In addition, as the balance of investment securities has declined, so has the balance of unpledged securities. In total, and as illustrated above, the balance of total primary liquidity has increased during the first six months of 2026.
The Company is dependent upon the payment of cash dividends by the Bank to service its commitments, which have historically included dividends to shareholders, scheduled debt service payments, and general operations. Shareholder dividends are expected to continue subject to the Board’s discretion and management's continuing evaluation of capital levels, earnings, asset quality and other factors. The Company expects that the cash dividends paid by the Bank to the Company will be sufficient to cover the Company's cash flow needs. However, the Company and its ability to generate liquidity through either the issuance of stock or debt, also serves as a potential source of strength for the Bank. Dividends paid by the Company to holders of its common stock used $23.0 million of cash during the six months ended June 30, 2026. The Company’s liquidity is dependent on dividends received from the Bank. Dividends from the Bank are subject to certain regulatory restrictions.

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

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net interest margin
Acquired loans discount accretion, net:
Amount (included in interest income)	$990	$1,247	$2,376	$3,242
Effect on average loan yield	0.06%	0.08%	0.06%	0.09%
Effect on net interest margin (FTE)	0.04%	0.06%	0.05%	0.07%
Net interest margin (FTE)	4.11%	3.88%	4.09%	3.81%
Net interest margin less effect of acquired loan discount accretion (Non-GAAP)	4.07%	3.82%	4.04%	3.73%

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Pre-tax pre-provision return on average assets or equity
Net income (GAAP)	$34,169	$27,542	$67,854	$53,905
Exclude provision for income taxes	12,127	10,271	24,323	19,210
Exclude provision for credit losses	2,655	4,665	5,980	8,393
Net income before income tax and provision expense (Non-GAAP)	$48,951	$42,478	$98,157	$81,508

Average assets (GAAP)	$9,967,548	$9,778,834	$9,940,169	$9,793,444
Average equity (GAAP)	$1,350,388	$1,273,092	$1,352,818	$1,262,602

Return on average assets (GAAP) (annualized)	1.37%	1.13%	1.38%	1.11%
Pre-tax pre-provision return on average assets (Non-GAAP) (annualized)	1.97%	1.74%	1.99%	1.68%
Return on average equity (GAAP) (annualized)	10.15%	8.68%	10.11%	8.61%
Pre-tax pre-provision return on average equity (Non-GAAP) (annualized)	14.54%	13.38%	14.63%	13.02%

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Return on tangible common equity
Average total shareholders' equity	$1,350,388	$1,273,092	$1,352,818	$1,262,602
Exclude average goodwill	304,442	304,442	304,442	304,442
Exclude average other intangibles	3,890	5,743	4,103	5,987
Average tangible common equity (Non-GAAP)	$1,042,056	$962,907	$1,044,273	$952,173

Net income (GAAP)	$34,169	$27,542	$67,854	$53,905
Exclude amortization of intangible assets, net of tax effect	303	340	605	702
Tangible net income available to common shareholders (Non-GAAP)	$34,472	$27,882	$68,459	$54,607

Return on average equity (GAAP) (annualized)	10.15%	8.68%	10.11%	8.61%
Return on average tangible common equity (Non-GAAP)	13.27%	11.61%	13.22%	11.57%

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Tangible shareholders' equity to tangible assets
Shareholders' equity (GAAP)	$1,343,593	$1,328,001
Exclude goodwill and other intangible assets, net	308,053	308,913
Tangible shareholders' equity (Non-GAAP)	$1,035,540	$1,019,088

Total assets (GAAP)	$9,930,763	$9,822,063
Exclude goodwill and other intangible assets, net	308,053	308,913
Total tangible assets (Non-GAAP)	$9,622,710	$9,513,150

Shareholders' equity to total assets (GAAP)	13.53%	13.52%
Tangible shareholders' equity to tangible assets (Non-GAAP)	10.76%	10.71%

	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Tangible common shareholders' equity per share
Tangible shareholders' equity (Non-GAAP)	$1,035,540	$1,019,088
Common shares outstanding at end of period	31,965,507	32,334,974

Common shareholders' equity (book value) per share (GAAP)	$42.03	$41.07
Tangible common shareholders' equity (tangible book value) per share (Non-GAAP)	$32.40	$31.52

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Based on the changes in interest rates as well as the mix shift of interest earning assets and interest bearing liabilities occurring subsequent to December 31, 2025, the following update of the Company’s assessment of market risk as of June 30, 2026 is being provided. These updates and changes should be read in conjunction with the additional quantitative and qualitative disclosures in our Annual Report on Form 10-K for the year ended December 31, 2025.
As of June 30, 2026, the Company's loan portfolio consisted of approximately $7.3 billion in outstanding principal with a weighted average coupon rate of 5.85%. During the three-month periods ending June 30, 2026, March 31, 2026, and June 30, 2025, the weighted average coupon on loan production in the quarter was 6.50%, 6.33% and 6.87%. Included in the June 30, 2026 total loans balance are adjustable rate loans totaling $5.0 billion, of which $1.0 billion are considered floating based on the Wall Street Prime index. In addition, the Company holds certain investment securities with fair values totaling $259.0 million which are subject to repricing on not less than a quarterly basis.
Management funds the acquisition of nearly all of its earning assets through its core deposit gathering activities. As of June 30, 2026, non-interest bearing deposits represented 31.1% of total deposits. Further, during the quarter ended June 30, 2026, the cost of interest bearing deposits were 1.83% and the cost of total deposits were 1.27%. With the intent of increasing net interest income, management intends to continue to deploy its excess liquidity and/or seek to migrate certain earning assets into higher yielding categories. However, in situations where deposit balances contract, management may rely upon various borrowing facilities or utilize brokered deposits. Thus far during 2026 and the entire 2025 period, management did not utilize any brokered deposits. Management did however utilize term debt borrowing lines from the FHLB during 2025, which was fully repaid in April of 2025. There were no FHLB borrowings outstanding as of or for the quarter ended June 30, 2026.
As of June 30, 2026 the overnight Federal funds effective rate, the rate primarily used in these interest rate shock scenarios, was 3.63%. These scenarios assume that 1) interest rates increase or decrease evenly (in a “ramp” fashion) over a twelve-month period and remain at the new levels beyond twelve months or 2) that interest rates change instantaneously (“shock”). The simulation results shown below assume no changes in the structure of the Company’s balance sheet over the twelve months being measured.

The following table summarizes the estimated effect on net interest income and market value of equity to changing interest rates as measured against a flat rate (no interest rate change) instantaneous parallel shock scenario over a twelve month period utilizing a interest sensitivity (GAP) analysis based on the Company's specific mix of interest earning assets and interest bearing liabilities as of June 30, 2026.
Interest Rate Risk Simulations:

Change in Interest Rates (Basis Points)	Estimated Change in Net Interest Income (NII) (as % of NII)	Estimated Change in Market Value of Equity (MVE) (as % of MVE)
+300 (shock)	(5.2)%	(3.5)%
+200 (shock)	(3.3)%	(2.1)%
+100 (shock)	(1.5)%	(0.5)%
+ 0 (flat)	—	—
-100 (shock)	—%	(1.7)%
-200 (shock)	0.1%	(5.4)%
-300 (shock)	2.1%	(10.2)%

Item 4.    Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.
During the three months ended June 30, 2026, there were no changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Risks Related to the Pending Mergers

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the mergers.

Before the mergers and the bank merger may be completed, various approvals, consents, waivers, and/or non-objections must be obtained from the Federal Reserve Board, the FDIC, the Hawaii DFI, the California DFPI and other regulatory authorities in the United States. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business following the mergers or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the mergers or otherwise reducing the anticipated benefits of the mergers if the mergers were consummated successfully within the expected time frame. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the mergers. Additionally, the completion of the mergers is conditioned on the absence of certain orders, injunctions or decrees by any court or governmental entity of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.

In addition, neither TriCo nor First Hawaiian, nor any of their respective subsidiaries, is required or, without the written consent of the other party, permitted, to take any action, commit to take any action or agree to any condition or restriction in connection with obtaining the required permits, consents, approvals and authorizations of governmental entities or regulatory agencies that would reasonably be expected to have, either individually or in the aggregate, a material adverse effect on First Hawaiian as the surviving entity and its subsidiaries, taken as a whole, after giving effect to the mergers and the bank merger (a “materially burdensome regulatory condition”).

If the requisite approvals of TriCo shareholders or First Hawaiian stockholders are not obtained, or other conditions to the closing of the mergers are not met, the merger agreement may be terminated in accordance with its terms and the mergers may not be completed.

The merger agreement is subject to a number of conditions that must be fulfilled in order to complete the mergers. Those conditions include: (i) the approval by TriCo shareholders of the TriCo merger proposal and the approval by First Hawaiian stockholders of the First Hawaiian share issuance proposal; (ii) authorization for listing on Nasdaq of the shares of First Hawaiian common stock to be issued in the merger; (iii) the receipt of requisite regulatory approvals, including approvals, waivers or non-objections, as applicable, from the Federal Reserve Board, the FDIC, the Hawaii DFI and the California DFPI, and the expiration or termination of all statutory waiting periods in respect thereof, without any such requisite regulatory approval having resulted in the imposition of any materially burdensome regulatory condition; (iv) effectiveness of First Hawaiian’s registration statement on Form S-4 relating to the mergers; and (v) the absence of any order, injunction or decree issued by any court or agency of competent jurisdiction or other law preventing or making illegal the completion of the mergers, the bank merger or any of the other transactions contemplated by the merger agreement. Each party’s obligation to complete the mergers is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the merger agreement and (c) the receipt by each party of an opinion from its counsel to the effect that the mergers, taken together, will qualify as a reorganization within the meaning of Section 368(a) of the Code. These conditions may not be fulfilled in a timely manner or at all, and, accordingly, the mergers may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after the requisite TriCo shareholder approval or First Hawaiian stockholder approval, or TriCo or First Hawaiian may elect to terminate the merger agreement in certain other circumstances.

Failure to complete the mergers could negatively impact TriCo.

If the mergers are not completed for any reason, including as a result of TriCo shareholders’ failure to approve the TriCo merger proposal or First Hawaiian stockholders’ failure to approve the First Hawaiian share issuance proposal, there may be various adverse consequences and TriCo may experience negative reactions from the financial markets and from its customers and employees. For example, TriCo’s business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the mergers, without realizing any of the anticipated benefits of completing the mergers. Additionally, if the merger agreement is terminated, the market price of TriCo common stock could decline to the extent that current market prices reflect a market assumption that the mergers will be beneficial and will be completed. TriCo also could be subject to litigation related to any failure to complete the mergers or to proceedings commenced against TriCo to perform its obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, either TriCo or First Hawaiian may be required to pay a termination fee of $80 million to the other party.

TriCo and First Hawaiian will be subject to business uncertainties and contractual restrictions while the mergers are pending.

Uncertainty about the effect of the mergers may have an adverse effect on TriCo and First Hawaiian. These uncertainties may impair TriCo’s or First Hawaiian’s ability to attract, retain and motivate key personnel and other employees until the mergers are completed. These uncertainties may also cause customers, suppliers, business partners and others that deal with TriCo or First Hawaiian to seek alternative relationships with third parties, seek to alter their business relationships with TriCo or First Hawaiian or fail to extend existing relationships with TriCo or First Hawaiian. In addition, subject to certain exceptions, TriCo and First Hawaiian have each agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate the transactions contemplated by the merger agreement on a timely basis without the consent of the other party. These restrictions may prevent TriCo and/or First Hawaiian from pursuing attractive business opportunities that may arise prior to the completion of the mergers.

The merger agreement limits TriCo’s ability to pursue alternatives to the mergers and may discourage other companies from trying to acquire TriCo.

The merger agreement contains “no shop” covenants that restrict each of TriCo’s or First Hawaiian’s ability to, directly or indirectly, among other things, initiate, solicit, knowingly encourage or knowingly facilitate inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by each respective board of directors, engage or participate in any negotiations concerning, or provide any confidential or nonpublic information or data relating to, or have or participate in any discussions with any person relating to, any alternative acquisition proposals, subject to certain exceptions. These provisions may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of TriCo or First Hawaiian from considering or making that acquisition proposal.

Shareholder or stockholder litigation related to the mergers could prevent or delay the completion of the mergers, result in the payment of damages or otherwise negatively impact the business and operations of TriCo and First Hawaiian.

Shareholders of TriCo and/or stockholders of First Hawaiian may file lawsuits against TriCo, First Hawaiian and/or the directors or officers of either company in connection with the mergers. One of the conditions to the closing is that no order, injunction or decree issued by any court or agency of competent jurisdiction or other law preventing or making illegal the consummation of the mergers, the bank merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting TriCo or First Hawaiian defendants from completing the mergers, the bank merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the consummation of the mergers and could result in significant costs to TriCo and/or First Hawaiian, including any cost associated with the indemnification of directors and officers of each company. TriCo and First Hawaiian may incur costs in connection with the defense or settlement of any shareholder or stockholder lawsuits filed in connection with the mergers, the bank merger or any other transactions contemplated by the merger agreement. Such litigation could have an adverse effect on the financial condition and results of operations of TriCo and could prevent or delay the completion of the mergers.

TriCo and First Hawaiian have incurred and are expected to incur substantial costs related to the mergers.

TriCo and First Hawaiian have incurred and expect to incur a number of significant non-recurring costs associated with the mergers. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, printing and mailing costs and other related costs. Some of these costs are payable by either TriCo or First Hawaiian regardless of whether or not the mergers are completed.

Combining TriCo and First Hawaiian may be more difficult, costly or time-consuming than expected, and TriCo and First Hawaiian may fail to realize the anticipated strategic benefits of the mergers.

The success of the mergers will depend, in part, on the ability to realize the anticipated strategic and financial benefits from combining the businesses of TriCo and First Hawaiian, including geographic expansion, the enhanced growth opportunities and broader product capabilities of the combined franchise. To realize the anticipated benefits from the mergers, following completion of the mergers, the combined company must successfully integrate the businesses of TriCo and First Hawaiian in a manner that permits those benefits to be realized without adversely affecting current revenues and future growth. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the mergers may not be realized fully or at all or may take longer to realize than expected. In addition, any cost savings of the mergers could be less than anticipated, and integration may result in additional and unforeseen expenses.

TriCo and First Hawaiian have operated and, until the effective time, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, diminished competitive position, loan and deposit attrition, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the mergers. The conversion and migration of data, applications, systems and third-party interfaces could also be delayed or unsuccessful and could result in service interruptions, processing errors, data loss, cybersecurity or data-protection incidents, customer disruption or additional costs. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on each of TriCo and First Hawaiian while the mergers are pending and on the combined company for an undetermined period following completion of the mergers.

An inability to realize the full extent of the anticipated benefits of the mergers and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the mergers.

The combined company may be unable to retain legacy TriCo or First Hawaiian personnel successfully after the completion of the mergers.

The success of the mergers will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by TriCo and First Hawaiian. It is possible that these employees may decide not to remain with the applicable company while the mergers are pending or after the completion of the mergers. If the combined company is unable to retain key employees, including management, who are critical to the successful integration and future operations of the combined company following the mergers, TriCo and First Hawaiian could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the completion of the mergers, if key employees terminate their employment, the combined company’s business activities following the mergers may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business following the mergers to suffer. The combined company also may not be able to locate or retain suitable replacements for key employees.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows the repurchases made by the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the periods indicated:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as of part of publicly announced plans or programs (2)	(d) Maximum number of shares that may yet be purchased under the plans or programs at period end (2)
April 1 - 30, 2026	—	—	—	1,552,789
May 1 - 31, 2026	—	—	—	1,552,789
June 1 - 30, 2026	33,379	$53.32	—	1,552,789
Total	33,379	$53.32	—
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

Item 5 — Other Information

Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

(c) During the three and six months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in item 408 of Regulation S-K) for the purchase or sale of the Company's common stock.

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

TRICO BANCSHARES
(Registrant)

Date: August 7, 2026	/s/ Peter G. Wiese
Peter G. Wiese
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial and chief accounting officer)